Form 10KSB
period 1998-06-30
MIRAGE HOLDINGS INC
filed 1998-10-13
CIK 1039280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       or

/ /         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 333-28861
                              MIRAGE HOLDINGS, INC.
           (Name of small business issuer as specified in its charter)

                    NEVADA                                  95-4627685
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification Number)

3000 W. OLYMPIC BLVD., SUITE 2235, SANTA MONICA, CA            90404
        (Address of principal executive offices)             (Zip code)

                         (310) 264-3939 / (310) 264-3942
           (Issuer's telephone/facsimile numbers, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     (None)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $170,934.

As of October 6, 1998, Registrant had 2,515,065 shares of its $.001 par value Common Stock issued and outstanding. As of October 6, 1998 the aggregate market value of the common stock held by non-affiliates was $2,556,334. This calculation is based upon the closing sales price of $4 9/32 per share on October 8, 1998.

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET


                                                                              PAGE
PART I
Item 1   Description of Business                                                1

Item 2   Description of Property                                                3

Item 3   Legal Proceedings                                                      3

Item 4   Submission of Matters to a Vote of Security Holders                    4

PART II

Item 5   Market for Common Equity and Related Stockholder
         Matters                                                                4

Item 6   Management's Discussion and Analysis                                   4

Item 7   Financial Statements                                                   7

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                    7

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                      7

Item 10  Executive Compensation                                                 8

Item 11  Security Ownership of Certain Beneficial Owners and Management        10

Item 12  Certain Relationships and Related Transactions                        11

PART IV

Item 13  Exhibits and Reports on Form 8-K                                      11


                                    PART I

ITEM 1 - BUSINESS

GENERAL

            Mirage Holdings, Inc. ("Company") was incorporated under the laws of the state of Nevada on March 18, 1997. The Company's address is 3000 West Olympic Boulevard, Suite 2335, Santa Monica, California 90404 and its telephone number is (310) 264-3939. Mirage Collection, Inc. ("Mirage Collection"), a wholly owned subsidiary of Mirage Holdings, Inc., began business as a partnership in July, 1995, and was reorganized into a corporation in the State of Nevada pursuant to Internal Revenue Code Section 351 on April 1, 1997. The Company was formed to market and sell fashions targeted towards the segment where discriminating customers are always looking for unique and innovative products. The origin of these designs is mainly from India and Pakistan but not limited to these countries.

            The idea was to fill this niche in the apparel market by importing these fashions. The economic feasibility of this idea was studied by conducting market research over a period of one year. The results were very encouraging. The study identified two main areas of profitability: the existing affluent market segment of Indian and Pakistani people who are always thirsty of new fashions from their countries, as well as the growing demand in the mainstream American market of designs that are different than the usual.

            The Company is also pursuing other business opportunities in the United States and Canada which arise out of its relationships with the Indian and Pakistan communities. India ranks as one of the ten largest emerging markets in the world, according to the U.S. Department of Commerce. India has been called the "Silicon Valley of the East" and houses many high-tech corporations, including Motorola and Hewlett Packard. (National Geographic, May 1997.) The Company anticipates that such opportunities may arise in the software and entertainment industries.

            On March 30, 1997, the Company purchased 10% of the outstanding capital stock of Network Solutions (PVT) Limited, a software development firm in Lahore, Pakistan ("NetSol"), in exchange for the payment of $275,000. NetSol was incorporated in Pakistan on August 22, 1996, under the Companies Ordinance, 1984, as a private Company limited by shares. The principal business of NetSol is the development and export of software. Through its affiliation with NetSol, the Company can assist NetSol in marketing its software development services to North American and European clients. Effective September 15, 1998, the Company increased its ownership of NetSol to 51% of NetSol's outstanding capital stock and also purchased 43% of the outstanding capital stock of NetSol (U.K.) Limited, a corporation organized under the laws of the United Kingdom ("NetSol UK"), which is a sister company to NetSol. The Company paid a purchase price for the increased interest in NetSol and the interest in NetSol UK of $500,000 plus 490,000 shares of common stock of the Company.

            Network Solutions Pvt., Ltd. ("NetSol") was launched as a software development Company in late 1995. The Company was incorporated in Lahore, Pakistan with limited capital and three founders behind it. The principal officer, Mr. Salim Ghauri, returned from Australia after over 18 years of experience in the IT industry. He established NetSol with three employees in 1995. Today, the Company has over 60 employees and consultants worldwide.

NetSol Business:

            NetSol has three divisions which are separate profit and costs centers.

            1. Software Development. NetSol has developed several leasing finance products creating a market within the finance industry. Currently, NetSol has developed a fully integrated leasing finance package, which is a series of seven products that can be marketed as a fully integrated system.

            2. Resource and Consulting Group. Highly qualified skilled IT professionals from all over the world consult blue-chip clients. NetSol created a database for all IT professionals such as Visual basis programmers, Oracle based developers, Lotus certified Personnel and Internet developers and designers.

            3. Project Management Group. Currently, NetSol is working on several projects of which some are in final development stage to manage several projects at once.

Customers:

            Some of NetSol's customers include the following:

                        Mercedes Benz Finance - Singapore
                        Tung-Yang Leasing Company - Taiwan
                        Mercedes Benz Leasing - Thailand
                        Mercedes Benz Finance, Ltd. - United Kingdom
                        Mercedes Benz Finance - Australia

            Mercedes Benz accounts for a substantial majority of NetSol's revenues.

            The Company recently underwent an Initial Public Offering ("IPO") and to date raised the minimum of $1,287,500 (the "Minimum Offering"). The net proceeds of the Minimum Offering to the Company were approximately $1,037,625. The Company believes that the funds generated by the IPO, together with its current resources will be sufficient to fund working capital and capital requests for at least 12 months from the date of the Prospectus used for the IPO which was May 1, 1998. The IPO continues until the maximum offering of $2,800,000 is raised or until terminated by the Company, whichever occurs first. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's use of proceeds from the Minimum Offering.

INDUSTRY BACKGROUND

            The United States is India's largest single trading partner. Between 1987 and 1993, United States exports rose 11% annually, slightly faster than United States import growth, which measured 10% a year. India's exports to the United States increased 15% in 1994 and management of the Company expects that India's exports will probably remain strong in subsequent years. In 1994, India's exports totaled $24 billion, of which $5.3 billion in goods was exported to the United States. Annual growth rates of 5% to 10% are expected between 1995 and 2000. (U.S. GLOBAL TRADE OUTLOOK: 1995 - 2000, U.S. Dept. of Commerce.)

     Pakistan's single largest trading partner is also the United States. Pakistan's total exports in 1993 were $6.7 billion. (1997 INFORMATION PLEASE ALMANAC, ATLAS, AND YEARBOOK, Houghton Mifflin Company, Boston and New York, 1997.)

                                    [CHART]


OPERATIONS

            The Company currently operates in Los Angeles County, California. However, the Company hopes to expand its sales and operation to other cities in the United States.

ADMINISTRATION

            OFFICE FACILITIES - The Company currently leases an approximately 2,000 square feet office facility in Santa Monica, California. The month-to-month lease requires monthly payments of approximately $2,250. The Company has closed its facility in Artesia, California due to low inventory and transition in to the software business. The Diamond Bar store is currently being subleased, again due to low inventory and transition into the software industry.

            EMPLOYEES - The Company currently employs two full time employees and one consultant on an "as needed" basis. In the near future, the Company plans on hiring additional employees as needed based on the Company's growth rate.

COMPETITION

            In the software industry, NetSol's competition are EdWhite Associates, a British based Company, Data Scan and Decision Systems, both American companies.

ITEM 2 - PROPERTIES

            The Company currently leases approximately 2,000 square feet office facility in Santa Monica, California. The month-to-month lease requires monthly payments of approximately $2,250. The Company has closed its facility in Artesia, California due to low inventory and transition in to the software business. The Diamond Bar store is currently being subleased, again due to low inventory and transition into the software industry.

ITEM 3 - LEGAL PROCEEDINGS

To the knowledge of management, there is no material litigation pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's Security holders during the fourth quarter ending June 30, 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION - The Company's Common Stock has been quoted on the over-the-counter bulletin board ("OTC/BB"), under the symbol MGHI, since September 24, 1998 at prices ranging from 2 1/2 to 6. The Company's Warrants have been quoted on the OTC/BB under the symbol MIRGW, since September 24, 1998 at prices ranging from 23/32 to 31/32.

     (b) STOCKHOLDERS - As of October 6, 1998, the Company had 74 holders of record of the Company's Common Stock and 48 holders of record of the Company's Warrants. This does not include the holders that have their shares held in a depository trust in "street" name. As of October 6, 1998, 2,515,065 shares have been issued and outstanding.

     (c) DIVIDENDS - The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

USE OF PROCEEDS

     The Company conducted a public offering ("Offering") filed with the Securities and Exchange Commission ("SEC") on June 9, 1997. The Offering was declared effective as of April 27, 1998. The Company closed the Minimum Offering on September 16, 1998.

     Due to the extreme delay in going effective (10 months from the date of effectiveness) and the closing of the Minimum Offering (5 months from the date of effectiveness), the use of proceeds from the Offering has significantly changed.


Gross Proceeds                        $1,385,647

Less:

OFFERING EXPENSES
Underwriting Fees and Expenses        $  180,133
Attorneys Fees and Expenses           $   47,736
Accountants Fees and Expenses         $   75,000
                                      ----------
Total Offering Expenses               $  302,869

NOTES PAYABLE                         $  320,000

GENERAL AND ADMINISTRATIVE EXPENSES   $  208,765

NETSOL ACQUISITION                    $  500,000
Total Proceeds Used                   $1,331,634

Amount of Proceeds Remaining          $   53,400


     Management of the Company anticipates that the remaining $53,400 in proceeds will be spent on accounts payable of the Company.

RESULTS OF OPERATIONS

     Because of the soft retail market, low inventory and dropped sales, the management of the Company began to investigate other avenues the Company could pursue. The Management of the Company was provided with an opportunity to invest in Network Solutions (PVT) Limited and NetSol (U.K.) Ltd., related computer software companies. This acquisition will provide the Company with the opportunity to increase revenues and earnings.

OVERVIEW

                                                         Year Ended            Year Ended
                                                        June 30, 1998         June 30, 1997
Net sales                                                 $ 168,835            $ 212,972
Cost of goods sold                                          133,860              149,501
Gross profit                                                 34,975               63,471
Selling, general & administrative expenses                  620,454              389,723
Other Income                                                    -0-               36,361
Net Loss                                                   (585,479)            (289,891)


YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

     Net Sales. Net sales from continued operations deceased by $44,137 from the fiscal year end June 30, 1997 ("fiscal 1997") to fiscal year ended June 30, 1998 ("fiscal 1998"). Total sales of the Company's apparel business decreased to $133,860 in fiscal 1998 from $149,501 in fiscal 1997.The decrease in sales and revenues in primarily due to prolonged public offering process, closing down one store and dropping inventory. The Company anticipates continuing fiscal 1998 showing increase in both sales and revenues with its recent acquisition of NetSol.

     Cost of Goods Sold. The cost of sales decreased in fiscal 1998 to $133,860 from $149,501. This drop was primarily due to the Company's closing of one store, low inventory and supplies as a result of the store's closure.

     Expenses. Expenses in fiscal 1998 increased to $620,454 from $389,723 in fiscal 1997. The increase was primarily due to the cost of the public offering and the legal, accounting and filing fees associated with that.

     Other Income. The Company did not have other income in fiscal 1998 as opposed to the income received in fiscal 1997 of $36,361.

NET LOSS PER COMMON SHARE

     Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be anti-dilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. For transactions with employees, the Company currently does not intend to adopt the fair value accounting under SFAS 123, and will be subject only to the related disclosure requirements.

     YEAR 2000. The Company has begun to address possible remedial efforts in connection with its computer software that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has been informed by the suppliers of substantially all of the Company's software that all of those suppliers' software that is used by the Company is Year 2000 compliant. The Company has no internally generated software. After reasonable investigation, the Company has not yet identified any Year 2000 problems but will continue to monitor the issue. However, there can be no assurances that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the year 2000 problem on such entities.

LIQUIDITY, CAPITAL RESOURCES AND CAPITAL EXPENDITURES

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its capital requirements through partners' contributions of cash in the cumulative amount of $165,738 since April 17, 1995 (inception) to December 31, 1996.

     On February 26, 1997, the Company issued an unsecured note to Manhattan West, Inc. in exchange for loans in the principal amount of $46,997. The note is due quarterly starting on May 26, 1997 and bears interest at the rate of 10% per annum. The note contains a conversion feature whereby Manhattan West, Inc. may, at any time, convert the balance due and owing to it into share of Common Stock of the Company at the rate of $0.45 per share. As of the date of this Memorandum, the balance due on the note is $46,997 plus accrued interest.

     At December 31, 1996, the Company had outstanding current liabilities of $109,503. The Company anticipates satisfying its current liabilities in the ordinary course of business from revenues and notes receivable.

     Capital expenditures during the period from inception through December 31, 1996 were $54,516. Over the next 12 months, the Company plans to upgrade its management information system, telecommunications system, and office equipment to accommodate anticipated growth plans. The Company anticipates these upgrades and acquisitions may require estimated expenditures in excess of $100,000 over the next 12 months.

     The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses for the year ended June 30, 1998 were $620,454 (average of $51,704.50 per month) as compared to $389,723 for the fiscal year ended June 30, 1997 (average of $32,476 per month). The increase is, in part, due to opening of a new store in Diamond Bar.

PART II - OTHER INFORMATION

ITEM 7.   FINANCIAL STATEMENTS

     The Consolidated Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. Each year the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:


       NAME                        AGE             POSITION
       ----                        ---             --------
       Najeeb U. Ghauri             43             President, Secretary, and Director
       Gill Champion                55             Vice President, Chief Financial Officer, and Director
       Irfan Mustafa                46             Director


     NAJEEB U. GHAURI is the President, Secretary, and Director of the Company since 1997. Mr. Ghauri is responsible for the Company's corporate finance, managing the day-to-day operations of the Company and is principally responsible for the Company's development of production. Prior to joining the Company, Mr. Ghauri was Territory Management for Arco Petroleum Products Company since 1987. Mr. Ghauri received his B.S. degree in Management/Economics from Eastern Illinois University in 1980, and his M.B.A. in

Marketing Management from Claremont Graduate School in 1983. As of October, 1998, Mr. Ghauri became the Chief Financial Officer for Network Solutions
(Pvt) Limited.

     GILL CHAMPION is the Vice President, Chief Financial Officer, and Director of the Company since 1997. Mr. Champion is primarily responsible for the marketing and distribution strategies of the Company as well as raising capital. Prior to joining Mirage, Mr. Champion was the Chief Executive Officer of American Cinema Stores, Inc., a public Company. from 1990 through 1996 where he established domestic and international sales and marketing channels for licensed entertainment products. Mr. Champion received his B.A. degree from New York University.

     IRFAN MUSTAFA is a Director of the Company since 1997. Mr. Mustafa is currently a leader in the Executive Designate Program with Pepsi-Cola Company. Mr. Mustafa has been with Pepsi-Cola since 1990. Mr. Mustafa received his M.B.A. from IMD in Lousanne, Switzerland; also an another M.B.A. from Institute of Business Administration in Karachi, Pakistan and a B.S.C. in Economics from Pinajab University in Lahore, Pakistan.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     The following disclosure is based solely upon a review of the Forms
3 and 5 and any amendments thereto furnished to the Company during the Company's fiscal year ended June 30, 1998. Based on this review, the following persons who were directors, officers and beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Forms 3 and 5.

     Najeeb U. Ghauri filed one late report on Form 3 and has not filed form 5 as of the date of this filing. Irfan Mustafa, Gill Champion, Clearwater Investments, and Whittington Investments, Ltd. have not filed their Form 3's or Form 5's as of the date of this report.

ITEM 10-EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last two fiscal years by the Officers of the Company. No executive officer's salary and bonus exceeded $100,000 in Fiscal 1998. The following information for the Officers and Directors include the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE


----------------------------------------------------------------------------------------------------------
              Name and Principal Position         Year         Annual           Awards(2)
                                                           Compensation(1)     ---------------------------
                                                                                Restricted     Securities
                                                                                  Stock        Underlying
                                                                                 Awards(3)     Options(4)
----------------------------------------------------------------------------------------------------------
Najeeb U. Ghauri, President and
Secretary of Mirage Holdings, Inc.                 1998        $91,150            200,000          50,000
----------------------------------------------------------------------------------------------------------
Gill Champion, Vice President and
Chief Financial Officer of Mirage
Holdings, Inc.                                     1998        $91,149            50,000           50,000
----------------------------------------------------------------------------------------------------------
All Officers as a Group (2 persons)                1998       $182,299            250,000          100,000
----------------------------------------------------------------------------------------------------------

----------------------------

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal 1997. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits cannot be ascertained. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 1996 did not exceed the lesser of $50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, $50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2)         No officers received or will receive any long term incentive plan
            (LTIP) payouts or other payouts during fiscal 1998.

(3)         All stock awards are shares of Common Stock of the Company.

(4) All securities underlying options are shares of Common Stock of the Company.

EMPLOYMENT AGREEMENTS

OPTION GRANTS IN THE LAST FISCAL YEAR

            Set forth below is information relating to grants of stock options to the Officers of the Company pursuant to the Company's Stock Option Plans during the fiscal year ended June 30, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR


------------------------------------------------------------------------------------------------------------------------
            Name                      Number of            Percent of total         Exercise price         Expiration
                                      securities          options granted to            ($/Sh)                date
                                  underlying options      employees in fiscal
                                        granted                   year
------------------------------------------------------------------------------------------------------------------------
       Najeeb U. Ghauri               50,000                   42%                       $0.01                May 12,
                                                                                       per share               2002
------------------------------------------------------------------------------------------------------------------------
       Gill Champion                  50,000                   42%                       $0.01                May 12,
                                                                                       per share               2002
------------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

        Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending Directors' Meetings. In addition, the Company has granted to its three directors 20,000 options to purchase common stock of the Company under the Company's Incentive and Nonstatutory Stock Option Plan each.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 21, 1998, by (i) each person who is known to the Company to own beneficially more than 10% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:


---------------------------------------------------------- -------------------- ------------------------------
                                                                                                   PERCENTAGE
                                 NAME                      NUMBER OF SHARES(1)             BENEFICIALLY OWNED
---------------------------------------------------------- -------------------- ------------------------------
Whittington Investments, Ltd.
Suite M2 Charlotte House
P.O. Box N4825
Nassau, Bahamas                                            993,400(2)                                   39.1%
---------------------------------------------------------- -------------------- ------------------------------
Clearweather Investments                                   387,565(3)                                   14.0%
---------------------------------------------------------- -------------------- ------------------------------
Najeeb U. Ghauri                                           250,000(4)                                    9.7%
---------------------------------------------------------- -------------------- ------------------------------
Irfan Mustafa                                              120,000(5)                                    4.7%
---------------------------------------------------------- -------------------- ------------------------------
Gill Champion                                              100,000(6)                                    3.9%
---------------------------------------------------------- -------------------- ------------------------------
All officers and directors as a group (3 persons)          470,000                                      17.8%
---------------------------------------------------------- -------------------- ------------------------------


------------

*   Less than one percent

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) Includes 23,000 Warrants for shares of Common Stock of the Company at an exercise price of $.75 for a term of five years from the date of purchase of April 10, 1997.

(3) Includes 259,500 Warrants for shares of Common Stock of the Company at an exercise price of $.75 for a term of five years from the date of purchase of April 10, 1997.

(4) Includes 50,000 options issued under the Company's stock option plan exercisable at $0.01 for five years from May 12, 1997.

(5) Includes 20,000 options issued under the Company's stock option plan exercisable at $0.01 for five years from May 12, 1997.

(6) Includes 50,000 options issued under the Company's stock option plan exercisable at $0.01 for five years from May 12, 1997.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On March 30, 1997, the Company purchased 10% of the outstanding capital stock of Network Solutions (PVT) Limited, a software development firm in Lahore, Pakistan ("NetSol"), and on September 15, 1998, the Company increased its ownership interest in NetSol to 51% of the outstanding capital stock. See "Business of the Company" for a full description of this transaction. The Company also acquired 43% in NetSol U.K. The Chief Executive Officer, President, and Director of NetSol is Salim Ghauri; a Director of NetSol is Shahab Ghauri; and another Director of NetSol is Naeem Ghauri; all brothers of Najeeb U. Ghauri, President, Secretary, and a Director of the Company. The Company believes that its investment with NetSol was on terms at least as favorable to the Company as would be obtainable in arm's length dealings with unrelated third persons. It is further the Company's intention that all future transactions between the Company and NetSol will be on terms at least as favorable to the Company as would be obtainable in arm's-length dealings with unrelated third persons. However, the ongoing familial relationship between management of the Company and management of NetSol could result in conflicts of interest between the Company and NetSol, which could result in actions taken by the Company that do not fully reflect the interests of all shareholders of the Company. In order to minimize any conflict of interest, the fairness and reasonableness of any material transaction between the Company and NetSol in the future will be subject to approval by a majority of the independent members of the Board of Directors of the Company or by an independent firm selected by such members.

        The Company's management believes that the terms of these transactions are no less favorable to the Company than would have been obtained from an unaffiliated third party in similar transactions. All future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the disinterested directors.

                                    PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K


        Exhibits
         1    Underwriting Agreement(1)

         3 Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997(1)

         3.2  Bylaws of Mirage Holdings, Inc., dated March 18, 1997(1)

         4    Lock-Up Agreement (form)(1)

        10.1  Lease Agreement, dated August 1, 1995(1)

        10.2  Lease Agreement, dated September 19, 1996(1)

        10.3  Lease Agreement, dated March 12, 1997(1)

        10.4  Company Stock Option Plan, dated April 1, 1997(1)

        10.5  Employment Agreement, dated May 15, 1997 between Mirage
              Holdings, Inc. and Najeeb U. Ghauri(1)

        10.6  Employment Agreement, dated May 15, 1997 between Mirage
              Holdings, Inc. and Gill Champion(1)


------------

     (1) Incorporated by reference to Registration Statement No. 333-28861 on Form SB-2.


         10.7  Lease Agreement, dated September 7, 1998 for Santa Monica,
               California executive offices (as incorporated herein)

         10.8  Acquisition Agreement, dated September 15, 1998 by and between
               Company and NetSol (as incorporated herein

         21    A list of all subsidiaries of the Company (as incorporated herein)

         24.1  Consent of Stonefield Josephson & Company


                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MIRAGE HOLDINGS, INC.


Date:      October 12        , 1998                         By:/s/ Najeeb U. Ghauri
      -----------------------                               -----------------------
                                                            Najeeb U. Ghauri
                                                            President and Secretary


Date:      October 12        , 1998                         By:/s/ Gill Champion
      -----------------------                               --------------------
                                                            Gill Champion
                                                            Chief Financial Officer and
                                                            Vice President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:      October 12        , 1998                         By:/s/ Najeeb U. Ghauri
      -----------------------                               -----------------------
                                                            Najeeb U. Ghauri
                                                            President and Secretary

Date:      October 12       , 1998                          By:/s/ Gill Champion
      ----------------------                                --------------------
                                                            Gill Champion
                                                            Chief Financial Officer and
                                                            Vice President

Date:      October 12       , 1998                          By:/s/ Irfan Mustafa
      ----------------------                                --------------------
                                                            Irfan Mustafa
                                                            Director


                             MIRAGE HOLDINGS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED JUNE 30, 1998






                                   CONTENTS

                                                                        Page
                                                                        ----
INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                            F-2
  Consolidated Statements of Operations                                 F-3
  Consolidated Statement of Stockholders' Deficiency                    F-4
  Consolidated Statements of Cash Flows                                 F-5 - F-6
  Notes to Consolidated Financial Statements                            F-7 - F-13

Board of Directors
Mirage Holdings, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheet of Mirage Holdings, Inc. as of June 30, 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirage Holdings, Inc. as of June 30, 1998, and the results of its consolidated operations and its cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.




CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
October 9, 1998

                              MIRAGE HOLDINGS, INC.

                   CONSOLIDATED BALANCE SHEET - JUNE 30, 1998


                                     ASSETS

OTHER ASSETS:
  Investment                                                          $ 275,000
  Deferred offering costs                                               203,813
                                                                      ---------

                                                                                       $ 478,813
                                                                                       ---------
                                                                                       ---------
                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $ 352,738
  Notes payable                                                         338,700
  Loan payable, related party                                           118,910
                                                                      ---------

          Total current liabilities                                                    $ 810,348

STOCKHOLDERS' DEFICIENCY:
  Common stock; $.001 par value, 25,000,000 shares
    authorized, 1,774,065 shares issued and outstanding                   1,774
  Additional paid-in capital                                            542,061
  Accumulated deficiency                                               (875,370)
                                                                      ---------

          Total stockholders' deficiency                                                (331,535)
                                                                                       ---------
                                                                                       $ 478,813
                                                                                       ---------
                                                                                       ---------

See accompanying independent auditors' report and notes to financial statements.

                              MIRAGE HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Year ended     Year ended
                                       June 30, 1998  June 30, 1997
                                       -------------  -------------
NET SALES                              $   168,835    $   212,972

COST OF SALES                              133,860        149,501
                                       -----------    -----------

GROSS PROFIT                                34,975         63,471

OPERATING EXPENSES                         620,454        389,723
                                       -----------    -----------

LOSS FROM OPERATIONS                      (585,479)      (326,252)

OTHER INCOME                                    --         36,361

NET LOSS                               $  (585,479)   $  (289,891)
                                       -----------    -----------
                                       -----------    -----------

NET LOSS PER SHARE:

  Basic                                $     (0.33)   $     (0.22)
                                       -----------    -----------
                                       -----------    -----------
  Diluted                              $     (0.26)   $     (0.21)
                                       -----------    -----------
                                       -----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic                                  1,774,065      1,297,005
                                       -----------    -----------
                                       -----------    -----------
  Diluted                                2,291,065      1,385,605
                                       -----------    -----------
                                       -----------    -----------

See accompanying independent auditors' report and notes to financial statements.

                              MIRAGE HOLDINGS, INC.

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                            YEAR ENDED JUNE 30, 1998

                                                                                           Total
                                          Common stock         Additional              stockholders'
                                          ------------          paid-in                    equity/
                                       Shares       Amount      capital     Deficiency  (deficiency)
                                       -------    ---------    ---------    ---------- -------------
Balance at July 1, 1996                895,000    $     895    $   9,266    $      --    $  10,161

Capital contributions                                             86,400                    86,400

Issuance of common stock for cash      564,065          564      244,760           --      245,324

Issuance of common stock for
  services                             355,000          355      177,145                   177,500

Issuance of warrants for cash
  (convertible to common stock)                                   44,450                    44,450

Net loss for the year ended
  June 30, 1997                                                              (289,891)    (289,891)
                                    ----------    ---------    ---------    ---------    ---------

Balance at June 30, 1997             1,814,065        1,814      562,021     (289,891)     273,944

Redemption of common stock
  issued through private offering      (40,000)         (40)     (19,960)          --      (20,000)

Net loss for the year ended
  June 30, 1998                                                              (585,479)    (585,479)
                                    ----------    ---------    ---------    ---------    ---------

Balance at June 30, 1998             1,774,065    $   1,774    $ 542,061    $(875,370)   $(331,535)
                                    ----------    ---------    ---------    ---------    ---------
                                    ----------    ---------    ---------    ---------    ---------



See accompanying independent auditors' report and notes to financial statements.

                              MIRAGE HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                                                   Year ended       Year ended
                                                                                  June 30, 1998    June 30, 1997
                                                                                  -------------    -------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                                        $  (585,479)     $  (289,891)
                                                                                  -----------      -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                                                     1,814            7,254
      Gain (loss) on sale of marketable securities                                     13,587          (36,219)
      Non-cash compensation expense                                                        --          177,500
      Bad debts                                                                        46,051               --
      Loss on impairment of property and equipment                                     43,867               --

CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                               4,009            4,040
      Inventory                                                                        46,891           15,724

    INCREASE (DECREASE) IN LIABILITIES--
      accounts payable and accrued expenses                                           316,058           27,254
                                                                                  -----------      -----------

          Total adjustments                                                           472,277          195,553
                                                                                  -----------      -----------

          Net cash used for operating activities                                     (113,202)         (94,338)
                                                                                  -----------      -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Proceeds from note receivable                                                       113,104               --
  Purchase of investments                                                             (75,000)        (334,455)
  Purchase of property, plant and equipment                                            (3,736)          (9,570)
                                                                                  -----------      -----------

          Net cash provided by (used for) investing activities                         34,368         (344,025)
                                                                                  -----------      -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Issuance of common stock and warrants, net                                               --          289,774
  Redemption of common stock                                                          (20,000)              --
  Proceeds from notes payable, net                                                    224,050          135,183
  Deferred offering costs                                                            (163,813)         (40,000)
  Capital contributions                                                                    --           86,400
                                                                                  -----------      -----------

          Net cash provided by financing activities                                    40,237          471,357
                                                                                  -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                       (38,597)          32,994
CASH AND CASH EQUIVALENTS, beginning of period                                         33,079               85
                                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                            $  (5,518)       $  33,079
                                                                                  -----------      -----------
                                                                                  -----------      -----------


See accompanying independent auditors' report and notes to financial statements.

                              MIRAGE HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                                                   Year ended       Year ended
                                                                                  June 30, 1998    June 30, 1997
                                                                                  -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  interest expense                                                                $    33,918      $     5,202
                                                                                  -----------      -----------
                                                                                  -----------      -----------

NON-CASH FINANCING ACTIVITY:
     During the year ended June 30, 1997, the Company issued 355,000 shares of common stock at a value of $177,500 for services rendered.



See accompanying independent auditors' report and notes to financial statements.

                              MIRAGE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1998 AND 1997

(1)       GENERAL:

          Mirage Holdings, Inc. was incorporated under the laws of the State of Nevada on March 18, 1997. Mirage Collection, Inc., a wholly-owned subsidiary of Mirage Holdings, Inc., began business as a partnership July 1, 1995, and was reorganized into a corporation in the State of Nevada pursuant to Internal Revenue Code Section 351 on April 1, 1997. Accordingly, the accompanying consolidated financial statements have been presented as though the acquisition of Mirage Collection, Inc. occurred at the beginning of the period (July 1, 1996).

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          BUSINESS ACTIVITY:

                    The operating subsidiary of the Company was formed for the purpose of marketing unique fashions. The subsidiary Company specializes in the marketing of fashions targeted toward the segment where discriminating customers are always looking for unique and innovative products.

          PRINCIPLES OF CONSOLIDATION:

                    The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Mirage Collection, Inc. All material intercompany accounts have been eliminated in consolidation.

          USE OF ESTIMATES:

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          FAIR VALUE:

                    Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.


See accompanying independent auditors' report.

                              MIRAGE HOLDINGS, INC.

                       YEARS ENDED JUNE 30, 1998 AND 1997

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

          CASH EQUIVALENTS:

                    For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

          NET INCOME (LOSS) PER SHARE:

                    The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations.

                    For the years ended June 30, 1998 and 1997, the per share data is based on the weighted average number of common and common equivalent shares outstanding, and are calculated in accordance with Staff Accounting Bulletin of the Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculations for all periods in a manner similar to a stock split, even if anti-dilutive. Accordingly, in computing basic earnings per share, nominal issuances of common stock are reflected in a manner similar to a stock split or dividend. In computing diluted earnings per share, nominal issuances of common stock and potential common stock are reflected in a manner similar to a stock split or dividend.

          ACCOUNTING FOR STOCK-BASED COMPENSATION:

                    During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which applies the fair-value method of accounting for stock-based compensation plans. In accordance with this recently issued standard, the Company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Proforma information regarding net income and earnings per share under the fair-value method has not been presented as the amounts are immaterial.


See accompanying independent auditors' report.

                              MIRAGE HOLDINGS, INC.

                       YEARS ENDED JUNE 30, 1998 AND 1997

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

          INCOME TAXES:

                    Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                    As of June 30, 1998, the Company had net federal and state operating loss carryforwards totaling approximately $876,000 expiring in various years through 2018. Deferred tax assets resulting for the net operating losses are reduced in full by a valuation allowance.

          IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF:

                  On April 1, 1997, the Company adopted the provision of FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

(3)       BASIS OF PRESENTATION:

          On April 1, 1997, the Company entered into an acquisition agreement whereby the Company acquired 100% of the outstanding capital stock of Mirage Collection, Inc. ("Collection"), a Nevada Corporation. In full consideration and exchange for the Collection stock, the Company issued and delivered 895,000 shares of its restricted common stock. Accordingly, the accompanying financial statements present the combined operating results of both entities for the entire year accounted for as a reorganization of businesses under common control in a manner similar to pooling of interest accounting.

          Upon completion of the merger and acquisition agreement, Collections' stockholder became a director and stockholder of the Company.


See accompanying independent auditors' report.

                              MIRAGE HOLDINGS, INC.

                       YEARS ENDED JUNE 30, 1998 AND 1997

(4)       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

          A summary is as follows:


                    Fees relating to initial public offering             $            152,431
                    Accrued expenses                                                   87,909
                    Accrued consulting fees                                            55,000
                    Accrued interest                                                   43,811
                    Other                                                              13,587
                                                                         --------------------

                                                                         $            352,738
                                                                         --------------------
                                                                         --------------------


          Included in accounts payable and accrued expenses is a book overdraft of $5,518.

(5)       NOTES PAYABLE:

          A summary is as follows:


                    Note payable, stockholder, unsecured, payable on demand,
                      with interest at approximate Prime Base Rate (8.50%)
                      plus 2%.                                                                  $             37,500
                    Note payable, unsecured, payable on demand, with interest
                      at approximate Prime Base Rate (8.50%) to a party
                      related to a stockholder of Mirage Holdings, Inc.                                       21,200
                    Note payable, unsecured, payable on demand, with interest
                      at approximate Prime Base Rate (8.50%) plus 2%.                                         60,000
                    Note payable, unsecured, payable on demand, with interest
                      at approximate Prime Base Rate (8.50%) plus 2%.                                         50,000
                    Note payable, stockholder, unsecured, payable on demand,
                      with interest at approximate Prime Base Rate (8.50%)
                      plus 2%.                                                                                50,000
                    Note payable, unsecured, payable on demand, with interest
                      at approximate Prime Base Rate (8.50%) plus 2%.                                         20,000
                    Note payable, unsecured, payable on demand, with interest
                      at approximate Prime Base Rate (8.50%) plus 2%.                                         40,000
                    Note payable, unsecured, payable on demand, with interest
                      at approximate Prime Base Rate (8.50%) plus 2%.                                         40,000
                    Note payable, unsecured, payable on demand, with interest
                      at approximate Prime Base Rate (8.50%) plus 2%.                                         20,000
                                                                                                --------------------
                                                                                                             338,700
                      Less current maturities                                                                338,700
                                                                                                --------------------
                                                                                                $                  -
                                                                                                --------------------
                                                                                                --------------------


          Interest expense amounted to $33,918 and $5,202 for the years ended June 30, 1998 and 1997, respectively.


See accompanying independent auditors' report.

                              MIRAGE HOLDINGS, INC.

                       YEARS ENDED JUNE 30, 1998 AND 1997

(6)       LOAN PAYABLE, RELATED PARTY:

          The loan payable, related party bears interest at 10% per annum. Knightrider Investments, Ltd., a related party through a common stockholder, is the holder of the loan.

(7)       INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN:

          On April 1, 1997, the Company adopted an Incentive and Nonstatutory Stock Option Plan (the "Plan") for its employees and consultants under which a maximum of 500,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the
          Plan: (1) Incentive Stock Options (also know as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options listed in the summary compensation table ("Securities Underlying Options") were issued pursuant to the Plan. An additional 20,000 Incentive Stock Options were issued to a non-officer-stockholder of the Company. All options issued pursuant to the Plan vest over an 18 month period from the date of the grant per the following schedule:
          33% of the options vest on the date which is six months from the date of the grant; 33% of the options vest on the date which is 12 months from the date of the grant; and 34% of the options vest on the date which is 18 months from the date of the grant. All options issued pursuant to the Plan are nontransferable and subject to forfeiture. As of June 30, 1998, the Company has issued 120,000 Incentive Stock Options with an exercise price of $0.01 per share, of which all have vested but have not been exercised.

          Proforma net income and earnings per share, as if the fair value method of accounting were used, has not been presented because the amounts are immaterial for the periods presented.

(8)       PRIVATE PLACEMENT:

          On April 10, 1997, the Company commenced a private placement (the "Private Placement") of 564,065 shares of the Company's common stock at a purchase price of $0.50 per share (the "Private Placement Stock") and 444,500 warrants, each warrant to purchase one share of the Company's common stock at an exercise price of $0.75 for a term of five years at a purchase price of $0.10 per warrant (the "Private Placement Warrants"). The Private Placement was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Private Placement were restricted securities as defined in Rule 144. The offering generated gross proceeds of approximately $326,500.


See accompanying independent auditors' report.

                              MIRAGE HOLDINGS, INC.

                       YEARS ENDED JUNE 30, 1998 AND 1997

(9)       INVESTMENT:

          On March 30, 1997, the Company purchased 10% of the outstanding capital stock of Network Solutions (PVT) Limited, a software development firm in Lahore, Pakistan ("NetSol PVT"), in exchange for the payment of $200,000. The cash consideration of $200,000 was paid by the Company from the net proceeds of the Private Placement. NetSol was incorporated in Pakistan on August 22, 1996, under the Companies Ordinance 1984, as a private company limited by shares. The principal business of NetSol is the development and export of software. A stockholder of the Company is a related party to the officers of NetSol. The Company has given additional cash consideration of $75,000 pursuant to a stock purchase agreement dated September 15, 1998 (see note 12). Management believes that the fair value exceeds its recorded amount, although such amount is not practically determinable.

(10)      COMMITMENTS:

          The Company leases a 1,150 square feet showroom in Diamond Bar, California. The lease expires on September 30, 2001 and requires monthly payments of approximately $1,150. Prior to its termination, the Company has an option to renew the lease for an additional five-year term at the then fair market value of the property.

          The following is a schedule by years of future minimum rental payments required under this operating lease that has a noncancellable lease term in excess of one year as of June 30, 1998:


                    Year ending June 30,
                        1999                       $             13,800
                        2000                                     13,800
                        2001                                     10,350
                                                   --------------------

                                                   $             37,950
                                                   --------------------
                                                   --------------------


          Rent expense amounted to $65,916 and $46,759 for the years ended June 30, 1998 and 1997, respectively.

(11)      DEFERRED ACQUISITION COSTS:

          The Company is in the registration process of a proposed public offering. Deferred stock offering costs of $203,813 will be charged against the proceeds of the proposed public offering when it becomes effective (see note 12).


See accompanying independent auditors' report.

                              MIRAGE HOLDINGS, INC.

                       YEARS ENDED JUNE 30, 1998 AND 1997

(12)      SUBSEQUENT EVENTS:

          During September 1998, the Company entered into a stock purchase agreement with NetSol PVT, (see note 9) and NetSol (U.K.) Limited ("NetSol UK"), a United Kingdom Corporation. As consideration, the Company will pay an aggregate purchase price of $775,000 plus 490,000 common shares of the Company in exchange for 51% of the issued and outstanding stock of NetSol PVT and 43% of the issued and outstanding stock of NetSol UK.

          The Company completed the sale of its minimum offering of shares in its initial public offering on September 16,1998. The minimum offering generated gross proceeds of $1,385,647.


See accompanying independent auditors' report.