Form 10QSB
period 1998-09-30
MIRAGE HOLDINGS INC
filed 1998-11-23
CIK 1039280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

( ) For the transition period from __________ to __________


Commission file number: 333-28861



                              MIRAGE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                        95-4627685
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


         3000 WEST OLYMPIC BOULEVARD, SUITE 2235, SANTA MONICA, CA 90404
               (Address of principal executive offices) (Zip Code)


                         (310) 264-3939 / (310) 451-3953
           (Issuer's telephone/facsimile numbers, including area code)




         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                  ----         ----

         The issuer had 2,583,465 shares of its $.001 par value Common Stock issued and outstanding as of November 18, 1998.

            Transitional Small Business Disclosure Format (check one)

                               Yes        No   X
                                  ----       ----




                              MIRAGE HOLDINGS, INC.

                                      INDEX




PART I.             FINANCIAL INFORMATION

                                                                                   PAGE NO.
                                                                                   --------
           Item 1.  Financial Statements

                    Consolidated Balance Sheet as of September 30, 1998               3

                    Comparative Unaudited Consolidated Statements of
                    Operations for the Three Months Ended September
                    30, 1998 and 1997                                                 4

                    Comparative Unaudited Consolidated Statements of
                    Cash Flow for the Three Months Ended September 30,
                    1998 and 1997                                                     5

                    Consolidated Statement of Stockholder's Equity                    6

                    Notes to the Unaudited Consolidated Financial Statements          7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                     8




PART II.            OTHER INFORMATION



           Item 1.  Legal Proceedings                                                 9

           Item 2.  Changes in Securities and Use of Proceeds                         9

           Item 3.  Defaults Upon Senior Securities                                   9

           Item 4.  Submission of Matters to a Vote of Security Holders               9

           Item 5.  Other Information                                                 9

           Item 6.  Exhibits and Reports on Form 8-K
                    (a) Exhibits                                                      9
                    (b) Reports on Form 8-K                                           9


                             MIRAGE HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


                               ASSETS
CURRENT ASSETS:
   Cash                                                           $    448,293
   Accounts receivable                                                 855,256
   Other receivables                                                    87,459
                                                                  ------------
      Total current assets                                           1,391,008

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                       175,981

OTHER ASSETS:
   Deposits                                                              4,393
   Goodwill                                                          3,179,946
                                                                  ------------
      Total other assets                                             3,184,339
                                                                  ------------
                                                                  $  4,751,328
                                                                  ------------
                                                                  ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                          $  1,165,084
   Notes payable                                                       130,400
   Current maturities of obligations under capital lease                 6,427
   Loans payable, related party                                         18,910
   Loans payable, stockholders                                         193,172
                                                                  ------------
     Total current liabilities                                       1,513,993

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities           10,290

MINORITY INTEREST                                                      137,882

STOCKHOLDERS' EQUITY:
   Common stock; $.001 par value, 25,000,000 shares authorized,
     2,515,065 shares issued and outstanding                             2,515
   Additional paid-in capital                                        4,047,093
   Accumulated deficiency                                             (960,445)
                                                                  ------------
     Total stockholders' equity                                      3,089,163
                                                                  ------------
                                                                  $  4,751,328
                                                                  ------------
                                                                  ------------


See notes to financial statements.

                             MIRAGE HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three months        Three months
                                                      ended               ended
                                                  September 30,       September 30,
                                                      1998                1997
                                                  --------------      --------------
                                                    (unaudited)         (unaudited)

NET SALES                                         $    1,336,834         $   55,605

COST OF SALES                                                -               32,099
                                                  --------------         ----------
GROSS PROFIT                                           1,336,834             23,506

OPERATING EXPENSES                                     1,314,256            101,664

OTHER INCOME                                              25,197             38,919
                                                  --------------         ----------
NET INCOME BEFORE INCOME ALLOCATED
  TO MINORITY INTERESTS                                   47,775            (39,239)

MINORITY INTEREST INCOME                                (132,850)                -
                                                  --------------         ----------
NET LOSS                                          $      (85,075)        $  (39,239)
                                                  --------------         ----------
                                                  --------------         ----------
NET LOSS PER SHARE:
  Basic                                                   ($0.04)            ($0.02)
  Diluted                                                 ($0.03)            ($0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                1,893,450          1,774,065
  Diluted                                              2,553,500          2,210,665


See notes to financial statements.

                              MIRAGE HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                     Three months   Three months
                                                                         ended          ended
                                                                     September 30,  September 30,
                                                                         1998           1997
                                                                     -------------  -------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                            $   (85,075)    $  (39,239)
                                                                      -----------     ----------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Depreciation and amortization                                          8,516          1,814
     Gain(loss) on sale of marketable securities                               -         (38,919)
     Minority interest income                                             132,850             -

CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
     Accounts receivable                                                 (349,335)          (249)
     Other receivables                                                    (26,938)            -
     Loan receivable                                                           -         (57,116)
     Inventory                                                                 -          15,480

INCREASE (DECREASE) IN LIABILITIES -
  accounts payable and accrued expenses                                   155,884        (13,575)
                                                                      -----------     ----------
    Total adjustments                                                     (79,023)       (92,565)
                                                                      -----------     ----------
    Net cash provided by (used for) operating activities                 (164,098)      (131,804)
                                                                      -----------     ----------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Proceeds from (payments on) notes receivable
      (Purchase) sale of investments                                     (196,812)        79,999
    Purchase of property, plant and equipment                             (60,307)            -
                                                                      -----------     ----------
         Net cash provided by (used for) investing activities            (257,119)        79,999
                                                                      -----------     ----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Issuance of common stock and warrants, net                            982,273             -
    Proceeds from (payments on) notes payable, net                       (208,300)        40,000
    Payments on loan payable, related party                              (100,000)            -
    Deferred offering costs                                               203,813             -
    Payments on capital lease obligations                                  (2,758)            -
                                                                      -----------     ----------
    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:                 875,028         40,000
                                                                      -----------     ----------
NET INCREASE (DECREASE) IN CASH                                           453,811        (11,805)
CASH AND EQUIVALENTS, beginning of year                                    (5,518)        33,079
                                                                      -----------     ----------
CASH AND EQUIVALENTS, end of year                                     $   448,293     $   21,274
                                                                      -----------     ----------
                                                                      -----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   interest expense                                                   $     9,382      $   8,675

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of 490,000 shares of common
      stock per stock purchase agreement                              $ 2,523,500      $      -


See notes to financial statements.

                             MIRAGE HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                              Total
                                                                           Additional                      stockholders'
                                                    Common stock            paid-in       Accumulated         equity/
                                               Shares         Amount        capital       Deficiency        (deficiency)
                                              ---------      ---------    -----------    ------------       ------------
Balance at July 1, 1997                       1,814,065      $   1,814    $   562,021    $  (289,891)      $  273,944

Redemption of common stock
  issued through private offering               (40,000)           (40)       (19,960)           -            (20,000)

Net loss for the year ended June 30, 1998                                                   (585,479)        (585,479)
                                              -----------------------------------------------------------------------
Balance at June 30, 1998                      1,774,065          1,774        542,061       (875,370)        (331,535)

Common stock and warrants sold through
  initial public offering                       251,000            251        982,022            -            982,273

Issuance of common stock relating to
  a stock purchase agreement                    490,000            490      2,523,010            -          2,523,500

Net loss for the three months
  ended September 30, 1998 (unaudited)                                                       (85,075)         (85,075)
                                              -----------------------------------------------------------------------
Balance at September 30, 1998 (unaudited)     2,515,065      $   2,515    $ 4,047,093     $ (960,445)     $ 3,089,163
                                              -----------------------------------------------------------------------
                                              -----------------------------------------------------------------------


See notes to financial statements.

     NOTES TO FINANCIAL STATEMENTS - MIRAGE HOLDINGS, INC. 10QSB, ITEM 1.

PRINCIPLES OF CONSOLIDATION:

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Mirage Collection, Inc. and its majority owned subsidiaries of Network Solutions (Pvt) Limited and Netsol (U.K.) Limited, which are sister companies. All material intercompany accounts have been eliminated in consolidation.

BUSINESS COMBINATION:

During September 1998, the Company entered into a stock purchase agreement with Network Solutions Pvt Limited ("Netsol Pvt"), and NetSol (U.K.) Limited ("NetSol UK"), a United Kingdom Corporation and sister company. As consideration, the Company will pay an aggregate purchase price of $ 775,000 plus 490,000 common shares of the Company in exchange for 51% of the issued and outstanding stock of NetSol Pvt and 43% of the issued and outstanding stock of NetSol UK.

The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the Company's stock that was issued was allocated to assets and liabilities based on estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets received has been recorded as goodwill to be amortized on the straight-line basis over 15 years. No amortization has been recorded in the consolidated financial statements for the period ended September 30, 1998.

INITIAL PUBLIC OFFERING:

The Company completed the sale of its minimum offering of shares in its initial public offering on September 16, 1998. The minimum offering was for 251,000 shares of common stock and 929,825 warrants, which generated gross proceeds of $1,385,647. Deferred offering costs relating to the initial public offering have been netted against additional paid-in capital.

MINORITY INTEREST:

The minority interest shown on the accompanying balance sheet represents the minority stockholders share of the estimated fair value as of the acquisition date and the minority interest share of earnings for the period ended September 30, 1998.

                         PART I - FINANCIAL INFORMATION

Item 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         Mirage Holdings, Inc. ("Company") was incorporated under the laws of the state of Nevada on March 18, 1997. The Company's address is 3000 West Olympic Boulevard, Suite 2235, Santa Monica, California 90404 and its telephone number is (310) 264-3939. Mirage Collection, Inc. ("Mirage Collection"), a wholly owned subsidiary of Mirage Holdings, Inc., began business as a partnership in July, 1995, and was reorganized into a corporation in the State of Nevada pursuant to Internal Revenue Code Section 351 on April 1, 1997. The Company was formed to market and sell fashions targeted towards the segment where discriminating customers are always looking for unique and innovative products. The origin of these designs is mainly from India and Pakistan but not limited to these countries.

         While the fashion industry has slowed, the Company entered into the technology industry in 1998 with the purchase of a majority interest in Network Solutions (PVT) Limited, a software development firm in Lahore, Pakistan ("NetSol"). The principal business of NetSol is the development and export of software. Through its affiliation with NetSol, the Company can assist NetSol in marketing its software development services to North American and European clients. The Company also purchased 43% of the outstanding capital stock of NetSol (U.K.) Limited, a corporation organized under the laws of the United Kingdom ("NetSol UK"), which is a sister company to NetSol. The Company paid a total purchase price for the interest in NetSol and NetSol UK of $775,000 plus 490,000 shares of common stock of the Company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 as compared to the Three Months Ended September 30, 1997.

NET SALES

Net sales of $1,336,834 for the first quarter of fiscal 1999, which ended September 30, 1998, were more than the sales of the same quarter for the previous year of $55,605 by $1,281,229. The sales increase is solely attributed to the 51% acquisitions of NetSol and NetSol UK in March 1997 and September 1998, respectively. Management believes the combination of a software development company centralized in Europe and Asia produced the increased sales.

COST OF SALES AND GROSS PROFIT

The gross profit was $1,336,834 in the quarter ending September 30, 1998 in comparison with $23,506 for the same quarter the previous year. The cost of sales for the period ending September 30, 1997 was $32,099. For this year's first quarter, there was no costs of sales since the increased sales are attributed solely to the sales of NetSol and NetSol UK.

OPERATING EXPENSES

Operating expenses were $1,314,256 of net sales during the quarter ending September 30, 1998. This compares with $101,664 for the quarter ending September 30, 1997.

Operating expenses for the quarter ending September 30, 1998 increased $1,212,592 compared to the same time period in 1997. The difference was primarily due to an increase in expenses due to the acquisition of NetSol which increased profits but also increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations of NetSol and the recent public offering conducted.

Accounts receivable was $855,256 in the quarter ending September 30, 1998. Other receivables in the quarter ending September 30, 1998, were $87,459. There were no accounts receivable in the same quarter of the previous year due to the nature of the Company's business at that time. During fiscal year 1998, the Company's retail operation was under the cash and carry method of accounting and the Company did not have any specific type of accounts receivable.

The increase in the receivables is due to the increase in sales volume with the acquisition of NetSol.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $240,000. Year to date, the Company has expended approximately $60,300. The Company believes the additional funds received from the sale of shares and warrants from the initial Public Offering will generate sufficient capital to finance its operations and anticipated capital expenditures through fiscal 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 26, 1998 the Company's Board of Directors terminated Mr. Gill Champion as the Company's Chief Financial Officer. There is currently a dispute between Mr. Champion and the Company regarding the status of certain options and shares of the Company's stock.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company did not receive any additional proceeds from its Public Offering since its Annual Report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS:

              (27) Financial Data Schedule

         (B)  REPORTS ON FORM 8-K:

              None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MIRAGE HOLDINGS, INC.
                                      (Registrant)


Date:    November 23, 1998            /s/ Najeeb U. Ghauri
                                      ------------------------------------------
                                      NAJEEB U. GHAURI
                                      President, Chief Executive Officer, Chief
                                      Financial Officer, and Secretary