Form 10QSB
period 1998-12-31
MIRAGE HOLDINGS INC
filed 1999-02-22
CIK 1039280

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                               FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended December 31, 1998

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


           233 WILSHIRE BOULEVARD, SUITE 930B, SANTA MONICA, CA 90401
          (Address of principal executive offices)          (Zip Code)


                        (310) 395-4073 / (310) 656-3055
          (Issuer's telephone/facsimile numbers, including area code)



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes    X    No
                                    ------    -------


     The issuer had 2,888,465 shares of its $.001 par value Common Stock issued and outstanding as of February 11, 1999.

              Transitional Small Business Disclosure Format (check one)


                                 Yes         No   X
                                     ------     -------

                               MIRAGE HOLDINGS, INC.

                                        INDEX




PART I.        FINANCIAL INFORMATION


                                                                         PAGE NO.
                                                                         --------

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of December 31, 1998          3

               Comparative Unaudited Consolidated Statements of
               Operations for the Three Months Ended December
               31, 1998 and 1997                                           4

               Comparative Unaudited Consolidated Statements of
               Cash Flow for the Three Months Ended December 31,
               1998 and 1997                                               5

               Notes to the Unaudited Consolidated Financial Statements    6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7



PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                           8

     Item 2.   Changes in Securities and Use of Proceeds                   8

     Item 3.   Defaults Upon Senior Securities                             8

     Item 4.   Submission of Matters to a Vote of Security Holders         8

     Item 5.   Other Information                                           8

     Item 6.   Exhibits and Reports on Form 8-K
               (a) Exhibits                                                8
               (b) Reports on Form 8-K                                     9



                            PART I - FINANCIAL INFORMATION

                                    MIRAGE HOLDINGS, INC.
                                 CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 1998
                                         (UNAUDITED)
                                            ASSETS


CURRENT ASSETS:
  Cash                                                                              $   298,357
  Accounts receivable                                                                   728,244
  Other receivables                                                                      75,681
                                                                                 ---------------

        Total current assets                                                          1,102,282

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                         193,666

OTHER ASSETS:
  Deposits                                                                                5,080
  Goodwill                                                                            3,118,114
                                                                                 ---------------

        Total other assets                                                            3,123,194
                                                                                 ---------------

                                                                                    $ 4,419,142
                                                                                 ---------------
                                                                                 ---------------


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                             $   895,047
  Notes payable                                                                         110,400
  Current maturities of obligations under capital lease                                   6,427
  Loans payable, related party                                                           18,910
  Loans payable, stockholders                                                           193,172
                                                                                 ---------------

        Total current liabilities                                                     1,223,956

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                            14,169

MINORITY INTEREST                                                                       173,155

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares authorized,
    2,768,465 shares issued and outstanding                                               2,768
  Additional paid-in capital                                                          4,640,556
  Accumulated deficiency                                                             (1,635,462)
                                                                                 ---------------

        Total stockholders' equity                                                    3,007,862
                                                                                 ---------------
                                                                                 ---------------

                                                                                    $ 4,419,142
                                                                                 ---------------
                                                                                 ---------------

See notes to financial statements.

                                MIRAGE HOLDINGS, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Six months          Six months         Three months         Three months
                                                        ended               ended              ended                ended
                                                    December 31,        December 31,        December 31,         December 31,
                                                        1998                1997                1998                 1997
                                                        ----                ----                ----                 ----
                                                     (unaudited)         (unaudited)        (unaudited)          (unaudited)

NET SALES                                               $ 2,523,823          $  87,226        $ 1,186,989           $   31,621

COST OF SALES                                                -                  65,772          -                       33,673
                                                  ------------------  ------------------  -----------------    -----------------


GROSS PROFIT                                              2,523,823              21,454          1,186,989              (2,052)

OPERATING EXPENSES                                        3,081,497             280,898          1,767,241             179,234

OTHER INCOME/(EXPENSE)                                      (34,272)             38,919            (59,469)                  0
                                                  ------------------  ------------------  -----------------    -----------------


NET INCOME BEFORE INCOME ALLOCATED
  TO MINORITY INTERESTS                                    (591,946)           (220,525)          (639,721)           (181,286)

MINORITY INTEREST INCOME                                   (168,146)          -                    (35,296)           -
                                                  ------------------  ------------------  -----------------    -----------------


NET LOSS                                                 $ (760,092)         $ (220,525)      $   (675,017)         $ (181,286)
                                                  ------------------  ------------------  -----------------    -----------------
                                                  ------------------  ------------------  -----------------    -----------------



NET LOSS PER SHARE:
  Basic                                                      ($0.33)             ($0.12)            ($0.29)             ($0.10)
  Diluted                                                    ($0.23)             ($0.09)            ($0.20)             ($0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                   2,337,180           1,814,065          2,337,180           1,814,065
  Diluted                                                 3,357,940           2,331,065          3,357,940           2,331,065


See notes to financial statements.

                                               MIRAGE HOLDINGS, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                        Six months        Six months    Three months   Three months
                                                                          ended            ended          ended           ended
                                                                       December 31,      December 31,   December 31,   December 31,
                                                                          1998              1997           1998           1997
                                                                          ----              ----           ----           ----

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net loss                                                              $ (760,092)     $ (220,525)     $ (675,017)   $ (181,286)
                                                                      --------------   -------------    ------------   -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                                          79,691           1,814          71,175          -
      Gain(loss) on sale of marketable securities                              -            (38,919)           -             -
      Non-cash compensation expense                                         566,000            -            566,000          -
      Minority interest income                                              168,146            -             35,296          -

CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                  (222,323)          1,071         127,012         1,320
      Other receivables                                                     (15,160)           -             11,778          -
      Loan receivable                                                          -           (136,550)           -          (79,434)
      Inventory                                                                -             30,767            -           15,287
      Deposits                                                                 (687)           -               (687)         -

  INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                                (114,153)         54,574        (270,037)       68,149
                                                                      --------------   -------------    ------------   -----------

      Total adjustments                                                     461,514         (87,243)        540,537         5,322
                                                                      --------------   -------------    ------------   -----------

      Net cash provided by (used for) operating activities                 (298,578)       (307,768)       (134,480)     (175,964)
                                                                      --------------   -------------    ------------   -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
        (Purchase) sale of investments, net                                (161,539)         79,999          35,273          -
        Purchase of property, plant and equipment                          (118,752)         (5,051)        (58,445)       (5,051)
                                                                      --------------   -------------    ------------   -----------

            Net cash provided by (used for) investing activities           (280,291)         74,948         (23,172)       (5,051)
                                                                      --------------   -------------    ------------   -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
      Issuance of common stock and warrants, net                          1,009,989            -             27,716          -
      Proceeds from (payments on) notes payable, net                       (228,300)        236,008         (20,000)      196,008
      Payments on loan payable, related party                              (100,000)           -               -             -
      Deferred offering costs                                               203,813            -               -             -
      Payments on capital lease obligations                                  (2,758)           -               -             -
                                                                      --------------   -------------    ------------   -----------

      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:                 882,744         236,008           7,716       196,008
                                                                      --------------   -------------    ------------   -----------

NET INCREASE (DECREASE) IN CASH                                             303,875           3,188        (149,936)       14,993
CASH AND EQUIVALENTS, beginning of period                                    (5,518)         33,079         448,293        21,274
                                                                      --------------   -------------    ------------   -----------

CASH AND EQUIVALENTS, end of period                                      $  298,357        $ 36,267       $ 298,357      $ 36,267
                                                                      --------------   -------------    ------------   -----------
                                                                      --------------   -------------    ------------   -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
      interest expense                                                   $   12,294         $ 9,827        $  2,912       $ 6,563

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
      Issuance of 490,000 shares of common
         stock per stock purchase agreement                              $2,523,500         $  -           $  -           $  -

      Issuance of 175,000 shares of common
         stock per stock purchase agreements                             $  566,000         $  -           $ 566,000      $  -

See notes to financial statements.

                                   MIRAGE HOLDINGS, INC.

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                         Total
                                                                                  Additional                          stockholders'
                                                      Common stock                 paid-in          Accumulated         equity/
                                                 Shares           Amount           capital          Deficiency        (deficiency)
                                                 ------           ------           -------          ----------         -----------

Balance at July 1, 1997                         1,814,065         $ 1,814          $ 562,021        $ (289,891)         $ 273,944

Redemption of common stock
  issued through private offering                 (40,000)            (40)           (19,960)                -            (20,000)

Net loss for the year ended June 30, 1998                                                             (585,479)          (585,479)
                                             -------------------------------------------------------------------------------------

Balance at June 30, 1998                        1,774,065           1,774            542,061          (875,370)          (331,535)

Common stock and warrants sold through
  initial public offering                         251,000             251            987,733                 -            987,984

Issuance of common stock relating to
  stock purchase agreements                       640,000             640          2,995,510                 -          2,996,150

Exercise of stock options                          75,000              75             94,000                 -             94,075

Exercise of warrants to convert to
  common stock                                     28,400              28             21,252                 -             21,280

Net loss for the six months
  ended December 31, 1998 (unaudited)                                                                 (760,092)          (760,092)
                                             -------------------------------------------------------------------------------------

Balance at December 31, 1998 (unaudited)        2,768,465         $ 2,768        $ 4,640,556       $(1,635,462)       $ 3,007,862
                                             -------------------------------------------------------------------------------------
                                             -------------------------------------------------------------------------------------


See notes to financial statements.

Item 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     Mirage Holdings, Inc. ("Company") was incorporated under the laws of the state of Nevada on March 18, 1997. The Company's address is 233 Wilshire Boulevard, Suite 930B, Santa Monica, California 90401 and its telephone number is (310) 395-4073. Mirage Collection, Inc. ("Mirage Collection"), a wholly owned subsidiary of Mirage Holdings, Inc., began business as a partnership in July, 1995, and was reorganized into a corporation in the State of Nevada pursuant to Internal Revenue Code Section 351 on April 1, 1997. The Company was formed to market and sell fashions targeted towards the segment where discriminating customers are always looking for unique and innovative products. The origin of these designs is mainly from India and Pakistan but not limited to these countries.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 as compared to the Three Months Ended December 31, 1997.

NET SALES

Net sales of $1,186,989 were reported for the second quarter of fiscal 1999, which ended December 31, 1998. This is an increase of $1,155,368 from $31,621 in the same period of fiscal 1998. The sales increase is solely attributed to the 51% acquisitions of NetSol and 47% NetSol UK in March 1997 and September 1998, respectively. Management concludes the continued growth of NetSol and NetSol UK produced the revenue increases. Both of these software companies have a strong customer base in Europe and Asia Pacific regions.

The net sales of the Company for six months ended December 31, 1998 were $2,523,823 in comparison with $87,226 for the same period the previous year. Again, the management finds the increase in sales was solely attributable to the 51% acquisition of NetSol and NetSol UK.

OPERATING PROFITS OF NETSOL AND NETSOL UK

NetSol posted income from operation of $41,265 in the first six months ended December 31, 1998 which is an increase from loss from operations of $128,424 in the same period 1997. NetSol UK posted income from operation of $221,201 in the first six months ended December 31, 1998. This was the first year in operation for NetSol UK as it was formed in January 1998.

COST OF SALES, GROSS PROFIT AND NET LOSS

The gross profit was $1,186,989 in the quarter ending December 31, 1998 in comparison with a loss of $2,052 for the same quarter the previous year. The gross profit for the six months ended December 31, 1998 was $2,523,823 in comparison with $21,454. The cost of sales for the quarter ending December 31, 1998 was zero as compared to $33,673 for the same quarter last year. The cost of sales for the six months ended in December 31, 1998 was nothing as compared to the previous year at $65,772.

The Company issued 150,000 shares of restricted Company stock to its former director and officer at the time of termination. Similarly, the Company issued 25,000 options to former employees of the Company with an exercise price below the fair market value. Such issuances below the fair market value was an expense the Company resulting in a net loss of $675,017 for the quarter ending in December 31, 1998. This in comparison with the same quarter in 1997, the Company experienced a net loss of $181,286. Again, the difference of $493,731 is mainly attributed to the issuance of shares under fair market value to previous employees of the Company. The net loss of six months ended December 31, 1998 was $760,092 compared with $220,525 for the same period in 1997. Again, the management concludes the significance in the loss is due to the issuance of shares discussed above.

OPERATING EXPENSES

Operating expenses were $1,767,241 of net sales during the quarter ending December 31, 1998. This compares with $179,234 for the quarter ending December 31, 1997.

Operating expenses for the quarter ending December 31, 1998 increased $1,588,007 compared to the same time period in 1997. The difference was primarily due to an increase in expenses due to the acquisition of NetSol which increased profits but also increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations of NetSol.

Accounts receivable was $127,012 in the quarter ending December 31, 1998. Other receivables in the quarter ending December 31, 1998, was $11,778. There were no accounts receivable in the same quarter of the previous year due to the nature of the Company's business at that time. During the six months ended December 31, 1998, there was an increase of $222,323 in the accounts receivable compared with a $1,071 decrease for the same period. During fiscal year 1998, the Company's retail operation was under the cash and carry method of accounting and the Company did not have any specific type of accounts receivable.

The increase in the receivables is due to the increase in sales volume with the acquisition of NetSol.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $150,000. Year to date, the Company has expended approximately $1,767,241. The Company believes the additional funds received from the sale of shares and warrants from the initial Public Offering will generate sufficient capital to finance its operations and anticipated capital expenditures through fiscal 1999.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS:

               (27)  Financial Data Schedule


         (b)   REPORTS ON FORM 8-K:

               Filed December 9, 1998 report of termination of Chief Financial Officer and Director; appointment of new Chief Financial Officer; and Company's movement into technology industry.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MIRAGE HOLDINGS, INC.
                                   (Registrant)


Date:  February 18, 1998
                                    ---/s/ Najeeb Ghauri----------------------
                                   NAJEEB U. GHAURI
                                   President, Chief Executive Officer, Chief
                                   Financial Officer, and Secretary