Form 10QSB/A
period 1998-12-31
MIRAGE HOLDINGS INC
filed 1999-03-01
CIK 1039280

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549

                                   AMENDMENT NO. 1

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


                              Yes  X    No
                                 -----    -----


     The issuer had 2,888,465 shares of its $.001 par value Common Stock issued and outstanding as of February 11, 1999.

              Transitional Small Business Disclosure Format (check one)


                              Yes       No  X
                                 -----    -----

                                MIRAGE HOLDINGS, INC.

                                        INDEX




PART I.             FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
          Item 1.   Financial Statements

                    Consolidated Balance Sheet as of December 31, 1998     3

                    Comparative Unaudited Consolidated Statements of
                    Operations for the Three Months Ended December 31,
                    1998 and 1997                                          4

                    Comparative Unaudited Consolidated Statements of
                    Cash Flow for the Three Months Ended December 31,
                    1998 and 1997                                          5

                    Consolidated Statement of Stockholders' Equity         6

                    Notes to the Unaudited Consolidated Financial
                    Statements                                             7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8



PART II.            OTHER INFORMATION


          Item 1.   Legal Proceedings                                      10

          Item 2.   Changes in Securities and Use of Proceeds              10

          Item 3.   Defaults Upon Senior Securities                        10

          Item 4.   Submission of Matters to a Vote of Security Holders    10

          Item 5.   Other Information                                      10

          Item 6.   Exhibits and Reports on Form 8-K
                    (a) Exhibits                                           10
                    (b) Reports on Form 8-K                                10

                            PART I - FINANCIAL INFORMATION

ITEM 1


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
                                             -------------------------------------------------------------------------------------
                                             -------------------------------------------------------------------------------------


See notes to financial statements.

      NOTES TO FINANCIAL STATEMENTS - MIRAGE HOLDINGS, INC. 10QSB

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

The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the Company's stock that was issued was allocated to assets and liabilities based on estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets received has been recorded as goodwill to be amortized on the straight-line basis over 15 years. Amortization expense of $61,832 has been recorded in the consolidated financial statements for the period ended December 31, 1998.

INITIAL PUBLIC OFFERING:

The Company completed the sale of its minimum offering of shares in its initial public offering on September 16, 1998. The minimum offering was for 251,000 shares of common stock and 929,825 warrants, which generated gross proceeds of $1,385,647. Deferred offering costs relating to the initial public offering have been netted against additional paid-in capital. Subsequently, the Company has sold an additional 56,667 warrants through December 31, 1998, which generated gross proceeds of $5,667.

MINORITY INTEREST:

The minority interest shown on the accompanying balance sheet represents the minority stockholders share of the estimated fair value as of the acquisition date and the minority interest share of earnings for the period from the acquisition date to the period ended December 31, 1998.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 as compared to the Three Months Ended December 31, 1997.

NET SALES

Net sales of $1,186,989 were reported for the second quarter of fiscal 1999,
which ended December 31, 1998.   This is an increase of $1,155,368 from $31,621
in the same period of fiscal 1998. The sales increase is solely attributed to the 51% acquisitions of NetSol and 47% of NetSol UK in March 1997 and September 1998, respectively. Management concludes the continued growth of NetSol and NetSol UK produced the revenue increases. Both of these software companies have a strong customer base in Europe and Asia Pacific regions.

The net sales of the Company for six months ended December 31, 1998 were $2,523,823 in comparison with $87,226 for the same period the previous year. Again, the management finds the increase in sales was solely attributable to the 51% acquisition of NetSol and NetSol UK.

OPERATING PROFITS OF NETSOL AND NETSOL UK

NetSol posted income from operation of $41,265 in the first six months ended December 31, 1998 which is an increase form loss from operations of $128,424 in the same period 1997. NetSol UK posted income from operation of $221,201 in the first six months ended December 31, 1998. This was the first year in operation for NetSol UK as it was formed in January 1998.

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

The Company issued 150,000 shares of restricted Company stock to its former director and officer at the time of termination. Similarly, the Company issued 25,000 options to former employees of the Company with an exercise price below the fair market value. Such issuances below the fair market value was an expense to the Company resulting in a net loss of $675,017 for the quarter ending in December 31, 1998. However, this is a non-cash event. This in comparison with the same quarter in 1997, the Company experienced a net loss of $181,286. Again, the difference of $493,731 is mainly attributed to the issuance of shares under fair market value to previous employees of the Company. The net loss of six months ended December 31, 1998 was $760,092 compared with $220,525 for the same period in 1997. Again, the management concludes the significance in the loss is due to the issuance of shares discussed above.

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


                                   MIRAGE HOLDINGS, INC.
                                   (Registrant)
Date:   February 26,1999
                                       /s/ Najeeb Ghauri
                                   ------------------------------
                                   NAJEEB U. GHAURI
                                   President, Chief Executive Officer, Chief
                                   Financial Officer, and Secretary