Form 10QSB
period 1999-03-31
MIRAGE HOLDINGS INC
filed 1999-05-17
CIK 1039280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                 FORM 10-QSB.


(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

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


           233 WILSHIRE BOULEVARD, SUITE 510, SANTA MONICA, CA 90401
         (Address of principal executive offices)          (Zip Code)


                        (310) 395-4073 / (310) 395-0891
          (Issuer's telephone/facsimile numbers, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                   ---        ---

     The issuer had 4,002,065 shares of its $.001 par value Common Stock issued and outstanding as of May 13, 1999.

           Transitional Small Business Disclosure Format (check one)


                              Yes         No   X
                                   ---        ---

                                MIRAGE HOLDINGS, INC.

                                        INDEX


PART I.        FINANCIAL INFORMATION

                                                                              PAGE NO.
          Item 1.   Financial Statements

                    Consolidated Balance Sheet as of March 31, 1999               3

                    Comparative Unaudited Consolidated Statements of
                    Operations for the Three Months Ended March 31,
                    1999 and 1998                                                 4

                    Consolidated Statements of Stockholders' Equity               5

                    Comparative Unaudited Consolidated Statements of
                    Cash Flow for the Three Months Ended March 31,
                    1999 and 1998                                                 6

                    Notes to the Unaudited Consolidated Financial Statements      6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                 7


PART II.       OTHER INFORMATION

          Item 1.   Legal Proceedings                                            10

          Item 2.   Changes in Securities and Use of Proceeds                    10

          Item 3.   Defaults Upon Senior Securities                              10

          Item 4.   Submission of Matters to a Vote of Security Holders          10

          Item 5.   Other Information                                            10

          Item 6.   Exhibits and Reports on Form 8-K
                    (a) Exhibits                                                 10
                    (b) Reports on Form 8-K                                      10

                             MIRAGE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999
                                  (UNAUDITED)


                                    ASSETS

CURRENT ASSETS:

  Cash                                                          $    79,375
  Accounts receivable                                               766,304
  Other receivables                                                 142,105
                                                                -----------

    Total current assets                                            987,784
                                                                -----------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                     202,719
                                                                -----------

OTHER ASSETS:
  Deposits                                                            8,279
  Product license, renewals, enhancements and copyrights          5,120,000
  Customer lists                                                  1,200,000
  Goodwill                                                        3,574,490
                                                                -----------

    Total other assets                                            9,902,769
                                                                -----------

                                                                $11,093,272
                                                                -----------
                                                                -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $508,459
  Notes payable                                                     110,400
  Current maturities of obligations under capital lease               6,427
  Loans payable, related party                                       18,910
  Loans payable, stockholders                                       193,172
                                                                -----------

    Total current liabilities                                       837,368
                                                                -----------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities        25,886
                                                                -----------

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares authorized,
    7,202,065 shares issued and outstanding                           7,202
  Additional paid-in capital                                     12,032,024
  Accumulated deficiency                                         (1,809,208)
                                                                -----------

   Total stockholders' equity                                    10,230,018
                                                                -----------

                                                                $11,093,272
                                                                -----------
                                                                -----------

                             MIRAGE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Nine months    Nine months    Three months   Three months
                                                     ended          ended          ended          ended
                                                    March 31,      March 31,      March 31,      March 31,
                                                      1999           1998           1999           1998
                                                      ----           ----           ----           ----
                                                  (unaudited)    (unaudited)    (unaudited)    (unaudited)
NET SALES                                         $3,421,582     $  126,478     $  897,759     $   39,252

COST OF SALES                                              -         95,369              -         29,597
                                                  ----------     ----------     ----------     ----------

GROSS PROFIT                                       3,421,582         31,109        897,759          9,655

OPERATING EXPENSES                                 4,062,245        407,302        980,748        126,404

OTHER INCOME/(EXPENSE)                                12,441              -         46,713        (38,919)
                                                  ----------     ----------     ----------     ----------

NET INCOME BEFORE INCOME ALLOCATED
  TO MINORITY INTERESTS                             (628,222)      (376,193)       (36,276)      (155,668)

MINORITY INTEREST INCOME                            (305,616)             -       (137,470)             -
                                                  ----------     ----------     ----------     ----------

NET LOSS                                          $ (933,838)    $ (376,193)    $ (173,746)    $ (155,668)
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

NET LOSS PER SHARE:
  Basic                                               ($0.37)        ($0.21)        ($0.07)        ($0.09)
  Diluted                                             ($0.25)        ($0.16)        ($0.05)        ($0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                            2,521,142      1,814,065      2,521,142      1,814,065
  Diluted                                          3,668,270      2,331,065      3,668,270      2,331,065

                             MIRAGE HOLDINGS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For The Three Months Ended March 31, 1999 and 1998


                                                                                                                Total
                                                                                Additional                  stockholders'
                                                        Common stock             paid-in      Accumulated      equity/
                                                    Shares         Amount        capital      Deficiency    (deficiency)
                                                    ------         ------        -------      ----------    ------------
Balance at July 1, 1997                            1,814,065       $  1,814    $   562,021    $  (289,891)   $   273,944

Redemption of common stock
  issued through private offering                    (40,000)           (40)       (19,960)           -          (20,000)

Net loss for the year ended June 30, 1998                                                        (585,479)      (585,479)
                                                -------------------------------------------------------------------------
Balance at June 30, 1998                           1,774,065          1,774        542,061       (875,370)      (331,535)

Common stock and warrants sold through
  initial public offering                            251,000            251        987,733            -          987,984

Issuance of common stock relating to
  stock purchase agreements                          640,000            640      2,995,510            -        2,996,150

Exercise of stock options                             75,000             75         94,000            -           94,075

Exercise of warrants to convert to
  common stock                                        28,400             28         21,252            -           21,280

Exercise of stock options                             25,000             25            225                           250

Stock options granted and exercised                   40,000             40         78,712                        78,752

Issuance of common stock for legal fees               15,000             15         59,985                        60,000

Exercise of warrants to convert to
  common stock                                       153,600            154        116,746                       116,900

Issuance of common stock relating to
  stock purchase agreements                        4,200,000          4,200      7,135,800                     7,140,000

Net loss for the nine months
  ended March 31, 1999 (unaudited)                                                               (933,838)      (933,838)
                                                -------------------------------------------------------------------------

Balance at March 31, 1999 (unaudited)              7,202,065       $  7,202    $12,032,024    $(1,809,208)   $10,230,018
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------

                             MIRAGE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                 Nine months    Nine months    Three months   Three months
                                                                    ended          ended          ended          ended
                                                                   March 31,      March 31,      March 31,      March 31,
                                                                     1999           1998           1999           1998
                                                                     ----           ----           ----           ----
                                                                 (unaudited)    (unaudited)    (unaudited)    (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net loss                                                      $ (933,838)    $ (376,193)    $ (173,746)    $ (155,668)
                                                                 ----------     ----------     ----------     ----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Depreciation and amortization                                   154,331          1,814         74,640            -
    Gain(loss) on sale of marketable securities                         -          (38,919)           -              -
    Non-cash compensation expense                                   644,751            -           78,751            -
    Minority interest income                                        305,616            -          137,470            -

CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
    Accounts receivable                                            (260,383)           -          (38,060)         1,071
    Other receivables                                               (81,584)           -          (66,424)           -
    Loan receivable                                                     -         (136,550)           -                0
    Inventory                                                           -           15,327            -          (15,440)
    Deposits                                                         (3,886)           -           (3,199)           -

  INCREASE (DECREASE) IN LIABILITIES -
    accounts payable and accrued expenses                          (446,259)       192,907       (332,106)       136,191
                                                                 ----------     ----------     ----------     ----------

    Total adjustments                                               312,586         34,579       (148,928)       121,822
                                                                 ----------     ----------     ----------     ----------

    Net cash provided by (used for) operating activities           (621,252)      (341,614)      (322,674)       (33,846)
                                                                 ----------     ----------     ----------     ----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
     (Purchase) sale of investments, net                           (161,539)        79,999            -              -
     Purchase of property, plant and equipment                     (131,339)        (5,051)       (12,587)             0
                                                                 ----------     ----------     ----------     ----------

        Net cash provided by (used for) investing activities       (292,878)        74,948        (12,587)           -
                                                                 ----------     ----------     ----------     ----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Issuance of common stock and warrants, net                     1,127,139            -          117,150            -
   Proceeds from (payments on) notes payable, net                  (228,300)       236,008            -              -
   Payments on loan payable, related party                         (100,000)           -              -              -
   Deferred offering costs                                          203,813            -              -              -
   Payments on capital lease obligations                             (3,629)           -             (871)           -
                                                                 ----------     ----------     ----------     ----------

   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:            999,023        236,008        116,279            -
                                                                 ----------     ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH                                      84,893        (30,658)      (218,982)       (33,846)
CASH AND EQUIVALENTS, beginning of period                            (5,518)        33,079        298,357         36,267
                                                                 ----------     ----------     ----------     ----------

CASH AND EQUIVALENTS, end of period                              $   79,375     $    2,421     $   79,375     $    2,421
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   interest expense                                              $   16,840     $   14,741     $    4,546     $    4,914

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
   Issuance of 490,000 shares of common
     stock per stock purchase agreement                          $2,523,500     $      -       $      -       $      -

   Issuance of 15,000 shares of common
     stock for legal services                                    $   60,000                    $   60,000

   Exercise of options to 40,000 shares of
     common stock for services                                   $   78,750                    $   78,750

   Issuance of 175,000 shares of common
     stock per stock purchase agreements                         $  566,000     $      -       $      -       $      -

   Issuance of 4,200,000 shares of common
     stock per stock purchase agreement                          $7,140,000     $      -       $7,140,000     $      -

                        PART I - FINANCIAL INFORMATION

Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     Mirage Holdings, Inc. ("Company") was incorporated under the laws of the state of Nevada on March 18, 1997. The Company's address is 233 Wilshire Boulevard, Suite 510, Santa Monica, California 90401 and its telephone number is
(310) 395-4073. Mirage Collection, Inc. ("Mirage Collection"), a wholly owned subsidiary of Mirage Holdings, Inc., began business as a partnership in July, 1995, and was reorganized into a corporation in the State of Nevada pursuant to Internal Revenue Code Section 351 on April 1, 1997. Recently, the Company's board of directors determined to divest the Company from the fashion industry due to the slowing of the apparel industry and enter into the software and technology arena.

     The Company entered into the technology industry in 1998 with the purchase of a majority interest in Network Solutions (PVT) Limited, a software development firm in Lahore, Pakistan ("NetSol Pvt"). The principal business of NetSol is the development and export of software. Through its affiliation with NetSol, the Company can assist NetSol in marketing its software development services to North American and European clients. The Company also purchased 43% of the outstanding capital stock of NetSol (U.K.) Limited, a corporation organized under the laws of the United Kingdom ("NetSol UK"), which is a sister company to NetSol Pvt. The Company paid a total purchase price for the interest in NetSol Pvt and NetSol UK of $775,000 plus 490,000 shares of common stock of the Company.

     In March 1999, the Company acquired 49% of the remaining and outstanding capital stock of NetSol Pvt . NetSol Pvt is the first Pakistani based software firm to be certified as "ISO 9001" which is a prestigious accreditation for software developers. The Company specializes in lease and finance software systems targeted for the automotive captive leasing and financing industry.

     According to a recent estimate by Equipment Leasing Association (ELA), the size of the lease and finance industry in North America has grown to $180 billion annually. The customer base of NetSol has grown to include blue chip companies such as Mercedes Benz Finance Companies in Australia, United Kingdom, Singapore, Thailand, Taiwan and Europe. NetSol posted revenues of approximately $500,000 in the first half of its fiscal year end as compared to approximately $94,000 for the same period of 1997. NetSol has a team of over 80 IT professionals and management staff members.

     In addition, the Company acquired the remaining 57% of NetSol (UK), as part of the same transaction. NetSol UK is the sales and marketing arm of NetSol which has a team of over 20 IT professionals and consultants. The acquisition of both companies provided Mirage with 100% ownership in each.

     NetSol UK has been in operation since 1997. The customer base in Europe has allowed NetSol UK to post revenues of over $2.1 million for the first half of fiscal year 1999. The transaction proposes issuance of 4.2 million shares of Mirage Stock in exchange for the remaining 49% of NetSol Pvt and 57% stock of NetSol UK. There was no cash component required for this transaction.

     The Company engaged the services of an independent nationally recognized valuation expert to assist it in this transaction.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1999 as compared to the Three Months Ended March 31, 1999.

NET SALES

     Net sales of $897,759 were reported for the third quarter of fiscal 1999, which ended March 31, 1999. This is an increase of $858,507 from $39,252 in the same period of fiscal 1998. The sales increase is solely attributed to the 100% acquisition of NetSol Pvt and NetSol UK in April 1999.
 Management concludes the continued growth of NetSol Pvt and NetSol UK produced the revenue increases. Both of these software companies have a strong customer base in Europe and Asia Pacific regions.

     The net sales of the Company for nine months ended March 31, 1999 were $3,421,582 in comparison with $126,478 for the same period the previous year. Again, the management finds the increase in sales was solely attributable to the 100% acquisition of NetSol Pvt and NetSol UK.

COST OF SALES, GROSS PROFIT AND NET LOSS

     The gross profit was $897,759 in the quarter ending March 31, 1999 in comparison with a loss of $9,654 for the same quarter the previous year. The gross profit for the nine months ended March 31, 1999 was $3,421,582 in comparison with $31,108. The cost of sales for the quarter ending March 31, 1999 was zero as compared to $29,597 for the same quarter last year. The cost of sales for the nine months ended in March 31, 1999 was nothing as compared to the previous year at $95,369. The net loss in the quarter ending March 31, 1999 was $933,838 in comparison with net loss of $173,746 for same quarter last year.

     The Company issued 4,200,000 shares of restricted Company stock to consummate the acquisition of NetSol Pvt and NetSol UK. Again, the management concludes the significance in the loss is due to the issuance of shares discussed above.

OPERATING EXPENSES

     Operating expenses were $980,748 of net sales during the quarter ending March 31, 1999. This compares with $126,404 for the quarter ending March 31, 1998.

     Operating expenses for the quarter ending March 31, 1999 increased $854,344 compared to the same time period in 1998. The difference was primarily due to an increase in expenses due to the acquisition of NetSol which increased profits but also increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations of NetSol.

     Accounts receivable was $766,304 in the quarter ending March 31, 1999. Other receivables in the quarter ending March 31, 1999, were $142,105. There were no accounts receivable in the same quarter of the previous year due to the nature of the Company's business at that time. During the nine months ended March 31, 1998, there was an increase of $326,807 in the accounts receivable compared with a 104,484 decrease for the same period. During fiscal year 1998, the Company's retail operation was under the cash and carry method of accounting and the Company did not have any specific type of accounts receivable.

     The increase in the receivables is due to the increase in sales volume with the acquisition of NetSol.

     The Company's current plans require additional capital expenditures for the remainder of the year of approximately 1,500,000. Year to date, the Company has expended approximately $600,000. The Company believes the additional funds received from the sale of shares and warrants from the initial Public Offering will generate sufficient capital to finance its operations and anticipated capital expenditures through fiscal 1999.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Acquisition of NetSol (UK) and NetSol (Pvt). The Company plans to change its name from Mirage Holdings, Inc. to NetSol International, Inc.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS:

             (27) Financial Data Schedule

        (b)  REPORTS ON FORM 8-K:

             Filed January 13, 1999 Company moved its headquarters to new premises.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MIRAGE HOLDINGS, INC.
                                       (Registrant)
Date:  May 14, 1999
                                       /s/ Najeeb Ghauri
                                       -----------------------------------------
                                       NAJEEB U. GHAURI
                                       President, Chief Executive Officer, Chief
                                       Financial Officer, and Secretary