Form 10KSB
period 1999-06-30
NETSOL INTERNATIONAL INC
filed 1999-09-27
CIK 1039280

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                   FORM 10-KSB
      /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       or
        / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 333-28861
                           NETSOL INTERNATIONAL, INC.
           (Name of small business issuer as specified in its charter)

                NEVADA                                  95-4627685
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification Number)

  233 WILSHIRE BLVD., SUITE 510,
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

As of September 17, 1999, Registrant had 7,632,065 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $17,530,335. This calculation is based upon the closing sales price of $5 per share on September 17, 1998.
                       DOCUMENTS INCORPORATED BY REFERENCE
         The following documents are incorporated herein by reference: (1) Form 10-KSB for the fiscal year ended June 30, 1998, filed with the SEC on October 13, 1998 (File No. 000-28861), is incorporated in Part III, Item 13(A); and (2) Registration Statement on Form SB-2, effective with the SEC on April 27, 1998, (Registration No. 333-28861), is incorporated in Part III, Item 13(A).

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET


PART I                                                                                 PAGE
------                                                                                 ----

Item 1            Description of Business                                               1

Item 2            Description of Property                                               2

Item 3            Legal Proceedings                                                     2

Item 4            Submission of Matters to a Vote of Security Holders                   2

PART II
-------

Item 5            Market for Common Equity and Related Stockholder
                  Matters                                                               3

Item 6            Management's Discussion and Analysis                                  3

Item 7            Financial Statements                                                  6

Item 8            Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                   6

PART III
--------

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                     7

Item 10           Executive Compensation                                                8

Item 11           Security Ownership of Certain Beneficial Owners and
                  Management                                                           10

Item 12           Certain Relationships and Related Transactions                       11

PART IV
-------

Item 13           Exhibits and Reports on Form 8-K                                     12

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         Mirage Holdings, Inc. ("Company") was incorporated under the laws of the state of Nevada on March 18, 1997.

         Effective September 15, 1998, the Company acquired 51% of Network PVT Solutions Limited ("NetSol PVT"), a software development company in Lahore, Pakistan, outstanding capital stock. In addition, the Company also purchased 43% of the outstanding capital stock of NetSol (U.K.) Limited, a corporation organized under the laws of the United Kingdom ("NetSol UK"), which is a sister company to NetSol PVT. The Company paid a purchase price for the increased interest in NetSol and the interest in NetSol UK of $500,000 plus 490,000 shares of common stock of the Company.

         On April 17, 1999, the Company entered into an agreement with NetSol PVT and NetSol UK to acquire the remaining 49% of NetSol PVT and 57% of NetSol UK in exchange for 4.2 million shares of restricted common stock of the Company. Mirage Holdings, Inc., changed its name to NetSol International, Inc., ("NetSol" or the "Company"), after completing this acquisition. Unless the context requires otherwise, references to NetSol are intended to include NetSol International, Inc., and all of its consolidated subsidiaries.

         The Company's principal executive and administrative facility is currently located at 233 Wilshire Blvd., Suite 510, Santa Monica, California 90401 and its telephone number is (310) 395-4073.

         NetSol PVT was incorporated in Pakistan on August 22, 1996, under the companies ordinance of 1984, as a private company limited by shares. NetSol PVT's principle business is the design and development of software. NetSol PVT also conducts research and development on new software applications and designs.

         NetSol PVT has developed several leasing and finance products creating a market within the finance industry. Currently, NetSol PVT has developed a fully integrated leasing and finance package which is a series of seven products that can be marketed in an integrated system. Mercedes Benz Finance - Singapore, Mercedes Benz Leasing - Thailand, Mercedes Benz Finance Ltd. - United Kingdom and Mercedes Benz Finance - Australia are some of NetSol PVT's customers which account for a majority of its revenues. In addition, NetSol provides off shore development and customized Information Technology ("IT") solutions and has blue chip customers like ICI of UK, Fuzzy Informatik of Germany and 1st net Technologies, Inc., USA. NetSol PVT has 85 employees, 75 of which specialize in IT.

         NetSol PVT is the first company in Pakistan to achieve the ISO9001 accreditation.

         NetSol UK was incorporated in December 1997 under the laws of the United Kingdom. NetSol UK was established for service and support of customers in the European markets. In addition, NetSol UK was established to function as a marketing arm of the Company in Europe.

         The Internet

         The Company is committed to regaining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet, perhaps the purest and most efficient form of direct model, provides greater convenience and efficiency to customers and, in turn, to the Company. As of March 31, 1999, the Company was receiving in excess of 10,000 visits per month to www.netsol-Intl.com.

         Through its Web site, customers, potential customers and investors can access a wide range of information about the Company's product offerings, can configure and purchase systems on-line and can access volumes of support and technical information about the Company.

OPERATIONS

         The Company's headquarters are in Santa Monica, California. Nearly all of the production and manufacturing is conducted at NetSol PVT in Lahore, Pakistan. The majority of the marketing is conducted through NetSol UK. NetSol UK services and supports the clients in Europe, while NetSol PVT services and supports the customers in the Asia Pacific and North American regions.

ADMINISTRATION

         OFFICE FACILITIES - The Company currently leases approximately 1,200 square feet office facility in Santa Monica, California.

         EMPLOYEES - The Company currently employs four full time employees and one consultant on an "as needed" basis. In the near future, the Company plans on hiring additional employees as needed based on the Company's growth rate. The Company's subsidiaries have the following number of employees: NetSol PVT - 85; NetSol UK - 25; and NetSol USA - 2.

COMPETITION

         The computer software industry is highly competitive. Some of the competitors of the Company are Research Machines, Ltd.; Viglen Computers, Ltd.; and Akhtar, Ltd.; all based in the United Kingdom. The Company does not believe it has any competition in Pakistan as it only caters and bids for the offshore or overseas customers.

ITEM 2 - PROPERTIES

         The Company currently leases approximately 1,200 square feet office facility in Santa Monica, California. The month-to-month lease requires monthly payments of approximately $1,500.

ITEM 3 - LEGAL PROCEEDINGS

         To the knowledge of management, there is no material litigation pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 17, 1999 the Company's securityholders via proxy elected additional members to the Board of Directors and approved the acquisition of NetSol UK Ltd. and Network Solutions Pvt. Ltd. by the Company. Naeem Ghauri, Shahab Ghauri and Salim Ghauri were elected to the Board of Directors until the next annual meeting of the Shareholders. The acquisition and the additional Board of Directors members were elected with the approval of over 51% of the shareholders. The Company's securityholders approved a change in the name of the Company form Mirage Holdings, Inc. to NetSol International, Inc. Accordingly, the Company changed its symbol from MGHI for its common shares to NTWK and MGHIW for its warrants to NTWKW.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) MARKET INFORMATION - The Company's Common Stock has been quoted on the over-the-counter bulletin board ("OTC/BB"), under the symbol NTWK, with prices ranging from $5 to $5 1/2 in September 1, 1999 to September 17, 1999. The Company's Warrants have been quoted on the OTC/BB under the symbol NTWKW, since September 24, 1999 at prices ranging from $1 to $1 1/8. Prior to May 15, 1999, the Company's common stock traded under the symbol "MGHI" and the Company's warrants traded under the symbol "MGHIW."

         (b) STOCKHOLDERS - As of September 22, 1999, the Company had 91 holders of record of the Company's Common Stock and two holders of record of the Company's Warrants. This does not include the holders that have their shares held in a depository trust in "street" name. As of September 22, 1999, 7,632,065 shares have been issued and outstanding.

         (c) DIVIDENDS - The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company's objective is to maximize stockholder value by executing a strategy that focuses on a balance of three priorities: growth, profitability and liquidity. The following discussion highlights the Company's performance in the context of these priorities. This discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes.

RESULTS OF OPERATIONS

         The following table summarizes the results of the Company's operations for each of the past two fiscal years.

OVERVIEW


                                                       Year Ended            Year Ended
                                                      June 30, 1999         June 30, 1998

Net sales                                              $ 3,002,107           $   168,835
Cost of goods sold                                       1,662,259               133,860
Gross profit                                             1,339,848                34,975
Selling, general & administrative expenses               2,872,953               620,454
Other Income/(expense)                                      82,487                   -0-
Net Loss                                               $(1,626,734)          $  (585,479)

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

         Net Sales. Net sales include service and maintenance revenues. Net sales increased by $2,833,272 (1678%) in fiscal year end June 30, 1999 ("fiscal 1999") compared to fiscal year end June 30, 1998 ("fiscal 1998"). This increase is due to the 100% acquisition of NetSol UK and NetSol Pvt. The sales from NetSol UK for fiscal 1999 were $2,899,688. Similarly, sales from NetSol Pvt. were at $765,988 in fiscal 1999. The international operating revenues are the sole factor in the increase in sales for fiscal 1999.

         Cost of Goods Sold. Costs of goods consists primarily of research and development, consultants and network operating costs. In fiscal 1999, cost of goods increased by $1,528,399 (1142%) as sales and revenues increased.

         Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for fiscal 1999 over fiscal 1998 consisted of increase in staffing and infrastructure expenses, including information systems, to support the Company's continued growth. In fiscal 1999, the selling, general and administration expenses increased by $2,252,499 (363%) from fiscal 1998. Although majority of the cost of goods is controlled in the cheaper overseas production facilities in Pakistan, the increase in fiscal year 1999 encompasses increases in sales, marketing, cost of production, as well as research and development and costs of acquisition and related expenses. The Company had a one time, non-cash event of over $450,000 upon the termination of one of its Directors and Chief Financial Officer in the second quarter. This is a non-recurring expense. Additionally, there was an increase in administrative expenses at each subsidiary and parent company relating to due-diligence.

         The Company continues to invest in research, development and software engineering activities to support its continued goal of improving and developing efficient procurement, production and distribution processes, and to develop and introduce new products and services. As a result, the Company's acquisition of NetSol Pvt., as the center for research, development and engineering, expenses increased the staffing levels and product development costs. The Company expects to continue to increase its research, development and software engineering spending to support its growth, profitability and liquidity. The Company has invested in training developers and programmers that are certified as Microsoft Certified Service Providers (MCSP). These MCSP certified developers and programmers assist the Company in its growth and development into new markets.

         Other Income. The Company has no other material income in fiscal 1999 similar to fiscal 1998.

NET LOSS PER COMMON SHARE

         Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. In fiscal 1999 net loss per share was at $0.44 per share.

LIQUIDITY, CAPITAL RESOURCES AND CAPITAL EXPENDITURES

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a net increase in cash of $37,231 for fiscal 1999 as opposed to a loss of $38,597 for fiscal 1998. The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

         There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for personal computers and software; lease and finance industry; schools' software program interests; the level and intensity of competition in the computer software industry and the pricing pressures that may result; the ability of the Company to timely and effectively manage periodic product transitions as well as component availability; the availability of the Company to develop upgrades to its current products; the ability of the Company to develop new products; the ability of the Company to continue to improve its infrastructure (including personnel and systems) to keep pace with the growth in its overall business facilities; and the Company's ability to ensure its products and internal systems and devices will be Year 2000 ready and to assess the Year 2000 readiness and risk to Company of its third party providers, and implement effective contingency plans where needed. Finally, the Company is cognizant that it needs to continually and systematically provide well trained, qualified consultants and developers to manage and service projects at all of its customers' sites.

YEAR 2000

         As is the case with most other businesses using computers in their operations, NetSol is in the final process of evaluating and addressing Year 2000 readiness of its own computer systems as well as those of the companies it has acquired. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs begin written using two digits rather than four to define the applicable year.

         1. STATE OF READINESS. NetSol has had a program in place since August 1, 1998 to address Year 2000 readiness issues in its critical business areas related to products, networks, information management systems, non-information systems with embedded technology, suppliers and customers. NetSol has taken and will continue to take actions designed to advance its progress toward becoming Year 2000 ready by the end of November 30, 1999. NetSol's Year 2000 readiness goal focuses on the ability of NetSol to perform its business functions and to process information in an unambiguous manner under various date conditions.

         2. THE COSTS TO ADDRESS NETSOL'S YEAR 2000 READINESS CHALLENGES. Based on information developed to date, as result of NetSol's assessment efforts, NetSol believes that the costs of modifying, upgrading or replacing its systems and equipment will not have material effect on NetSol's liquidity, its financial condition or results of operations. To date NetSol has expended approximately $100,000 relating to year 2000 readiness.

         3. THE RISKS OF NETSOL'S YEAR 2000 READINESS CHALLENGES. In light of the progress made to date, NetSol does not anticipate delays or postponements in finalizing and implementing Year 2000 readiness solutions by the end of the first quarter September 30, 1999. Until NetSol's renovations and validation phases are substantially complete, however, NetSol cannot fully and accurately estimate any uncertainty in timely resolving its Year 2000 readiness challenges or in finalizing and implementing related Year 2000 readiness resolutions. Additionally, any failure by third parties which have a material relationship with NetSol to achieve full Year 2000 readiness may be a potential risk if such failure were to adversely impact the ability of such third parties to provide any products or services that are critical to NetSol's operations. Finally, where NetSol cannot validate or certify that technology provided by material third parties is fully Year 2000 ready, NetSol is seeking to obtain assurances from these material third parties that their systems are or will be Year 2000 ready no later than the end of the first quarter, September 30, 1999. If these material third parties fail to appropriately address their own Year 2000 readiness challenges , there could be a materially adverse effect on NetSol's financial condition and results of operations. These risks include, but are not limited to:

         - implementing commercial launches in new markets or introducing new services in existing markets;
         - pursuing acquisitions, alliances and joint ventures that provide synergy and business fit;
         -        pursuing additional business opportunities; and
         -        obtaining equity or debt financing.

         4. CONTINGENCY PLANS. NetSol is at the final stages of testing the systems and software testing in its critical systems by third party providers of its critical products and services. As a result, NetSol will assess the development of appropriate alternative solutions presented by any relevant third party to determine its effectiveness and likely impact on NetSol's Year 2000 readiness risk profile.

INFLATION AND FOREIGN CURRENCY EXCHANGE

         Inflation is not a material factor affecting NetSol's business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time NetSol may experience price changes in connection with the purchase of certain system infrastructure and equipment, but the Company does not currently believe that any of such price changes will be material to its business.

         The net assets of the foreign operations of the Company's subsidiaries are subject to foreign currency exchange risks since they are primarily maintained in local currency. Additionally, the long-term debt of the Company and its subsidiaries is almost in US dollar denominated form, which also exposes such entities to local foreign exchange risks. Certain subsidiaries conduct business in countries in which the rate of inflation is significantly higher than that of the United States. NetSol will attempt to protect its earnings from inflation and possible currency devaluation by striving to consummate all of its transactions in U.S. dollars.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement does not have a significant effect on the Company's financial position or results of operations.

         Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." - The American Institute of Certified Public Accountants issued a Statement of Position 98-5 which will be effective in 1999 and will require costs of start-up activities and organization costs to be expensed as incurred. This statement does not have a significant effect on the Company's financial position or results of operations.

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

The directors and executive officers of the Company are as follows:


    NAME                              AGE            POSITION
    ----                              ---            --------
    Najeeb U. Ghauri                  44             President, Chief Financial Officer, Secretary, and Director

    Salim Ghauri                      42             Chief Executive Officer, and Director

    Naeem Ghauri                      41             Chief Operations Officer, and Director

    Earl Shannon                      32             Director

    Irfan Mustafa                     48             Director

    Shahab Ghauri                     48             Director

         NAJEEB U. GHAURI is the President, Secretary, and Director of the Company since 1997 and Chief Financial Officer since 1998. Mr. Ghauri is responsible for the Company's corporate finance, managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company ("ARCO"), a Fortune 500 company, from 1987-1997. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1983.

         SALIM GHAURI is the Chief Executive Officer and Director of the Company since 1998. Mr. Ghauri is also the CEO of Network Solutions (Pvt.) Ltd. a wholly owned subsidiary of the Company located in Lahore, Pakistan. Before starting that Company, Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995 where he commenced his employment as a consultant and was promoted to senior project manager. Mr. Ghauri received his Bachelor of Science degree in computer science from University of Punjab in Lahore, Pakistan, in 1980.

         NAEEM GHAURI is the Chief Operations Officer and Director of the Company since 1999. Mr. Ghauri is also the managing Director of NetSol UK Ltd., a wholly owned subsidiary of the Company located in Milton Keyes, England. Prior to joining the NetSol team, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., a subsidiary of Daimler-Chrysler, Germany from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers analysts and users in nine European countries. Mr. Ghauri has his B.S. in computer science from Brighton University, United Kingdom, and a diploma in programming and maintenance from Computer Learning Center in Los Angeles, California.

         EARL SHANNON is a Director of the Company. Mr. Shannon is currently the President and Director of Winthrop Venture Management, Inc., an investment management company based in Fort Lauderdale, Florida. The company manages the portfolios of select private individuals and is the General Partner of The Winthrop Venture Fund, Ltd., a private, invitation only investment fund. Mr. Shannon is also the sole consultant to The Silas Offshore Funds, Ltd., a Bahamian based private mutual fund.

         IRFAN MUSTAFA is a Director of the Company since 1997. Mr. Mustafa is currently a senior executive with TRICON International, Inc., based in Dubi. Prior to TRICON, Mr. Mustafa was an Executive Designate Program with Pepsi-Cola Company from 1990 to 1997. Mr. Mustafa received his M.B.A. from IMD in Lousanne, Switzerland in 1975; his second M.B.A. from Institute of Business Administration in Karachi, Pakistan and a B.S.C. in Economics from Pinajab University in Lahore, Pakistan in 1975.

         SHAHAB GHAURI is a Director of the Company since 1999. Mr. Ghauri is currently the Managing Director of SG Sports Ltd., in London, England. Mr. Ghauri received his Bachelor of Arts from the University of Punjab in economics in 1971.

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

         The following disclosure is based solely upon a review of the Forms 3 and 5 and any amendments thereto furnished to the Company during the Company's fiscal year ended June 30, 1998. Based on this review, no individuals who were directors, officers and beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Forms 3 and 5.

ITEM 10-EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE AND OPTIONS

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

                                        SUMMARY COMPENSATION TABLE

    ------------------------- ---------- ------------------- ------------ --------------------------------------
       Name and Principal        Year          Annual                                 Awards(2)
            Position            Ended      Compensation(1)                    ----------------- ----------------
                                June                           Bonus            Restricted        Securities
                                30                                           Stock Awards(3)     Underlying
                                                                                                 Options(4)
     ------------------------- ---------- ------------------- ------------ ----------------- ----------------------
    Najeeb U. Ghauri,         1999                  $100,000           -0-           490,000            220,000(5)
    President and             1998                    91,150                         250,000             25,000(6)
    Secretary,
    Chief Financial
    Officer,
    Director
    ------------------------- ---------- ------------------- ------------- ------------------  --------------------
    Naeem Ghauri, Chief       1999                   150,000     30,000(11)        1,157,666            150,000(7)
    Operations Officer,       1998                       N/A           N/A               N/A                N/A
    Director
    ------------------------- ---------- ------------------- ------------- ------------------  --------------------
    Irfan Mustafa, Director   1999                       -0-           -0-               -0-             20,000(8)
                              1998                       -0-           -0-           100,000             45,000(9)
    ------------------------- ---------- ------------------- ------------- ------------------  --------------------
    Earl Shannon, Director    1999                       -0-           -0-               -0-             20,000(10)
                              1998                       N/A           -0-               N/A                N/A
    ------------------------- ---------- ------------------- ------------- ------------------  --------------------
    Salim Ghauri, Chief       1999                   100,000           -0-         1,320,666            150,000(7)
    Executive Officer,        1998                       N/A           N/A               N/A                N/A
    Director
    ------------------------- ---------- ------------------- ------------- ------------------ ---------------------
    Shahab Ghauri, Director   1999                       -0-           -0-         1,157,666                -0-
                              1998                       N/A           N/A               N/A                N/A
    ------------------------- ---------- ------------------- ------------- ------------------ ---------------------
    All Officers and          1999                  $350,000       $30,000         4,125,998            560,000
    Directors, as a Group     1998                   182,300           -0-           350,000             70,000
    (6 persons)
    ------------------------- ---------- ------------------- ------------- ------------------ ---------------------

------------------------------------

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal 1998-1999. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits, if any, cannot be ascertained.

(2) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal 1999.

(3) All stock awards are shares of Common Stock of the Company.

(4) All securities underlying options are shares of Common Stock of the Company.

(5) Includes 150,000 options granted under Employment Contract between the Company and Employee at an exercise price of $1.58; includes 20,000 options granted to each Director at an exercise price of $1.44 for five years from May 18, 1999; includes 50,000 options granted under 1997 Incentive and Non-Statutory Stock Option Plan issued in May 1999 at an exercise price of $1.44 for five years from May 18, 1999.

(6) Includes 25,000 options issued under the Company's 1997 Incentive and Non-Statutory Stock Option Plan for five years from May 12, 1997.

(7) Includes 150,000 options granted under the Employment Contract between the Company and Employee at an exercise price of $1.58.

(8) Includes 20,000 options granted to each Director for the term 1997-1998 at an exercise price of $.01 for five years from May 12, 1997;

(9) Includes 20,000 options granted to each Director for the term 1998-1999 at an exercise price of $1.44 for five years from May 18, 1999; includes 25,000 options granted as Chairman of the Board at an exercise price of $1.44 for five years from May 18, 1999;

(10) Includes 20,000 options granted to each Director for the term 1998-1999 at an exercise price of $1.44 for five years from May 18, 1999.

(11) Naeem Ghauri received a signing bonus upon the execution of his employment agreement dated April, 17, 1999.

EMPLOYMENT AGREEMENTS

         On April 17, 1999, Messrs. Najeeb Ghauri, Salim Ghauri and Naeem Ghauri each executed employment agreements with the Company for a term of three (3) years.

COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending Directors' Meetings. In addition, the Company has granted to each of its three directors 20,000 options to purchase common stock of the Company under the Company's Incentive and Nonstatutory Stock Option Plan. The three directors appointed subsequent to the acquisition of NetSol Pvt and NetSol UK, were not entitled to the 20,000 options granted to each director of the Company as they did not serve an entire year on the board.

ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of August 28, 1999, by (i) each person who is known to the Company to own beneficially more than 10% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

---------------------------- ------------- ------------------------
                                                        Percentage
                             Number of                Beneficially
               Name          Shares(1)                       owned
---------------------------- ------------- ------------------------
Najeeb Ghauri                   985,000(2)                    12.9%
---------------------------- --------------- ------------------------

Naeem Ghauri                  1,307,666(3)                    17%
---------------------------- --------------- ------------------------

Irfan Mustafa                   165,000(4)                     2.2%
---------------------------- --------------- ------------------------

Salim Ghauri                  1,470,666(3)                    19.3%
---------------------------- --------------- ------------------------

Shahab Ghauri                 1,157,666                       17%
---------------------------- --------------- ------------------------

Earl Shannon                     20,000(5)                       *
---------------------------- --------------- ------------------------

                                       10

---------------------------- --------------- ------------------------
                                                        Percentage
                             Number of                Beneficially
               Name          Shares(1)                       Owned
---------------------------- --------------- ------------------------
All officers and directors
as a group (6 persons)           5,105,998                     68.4%
---------------------------- --------------- ------------------------

-----------------

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

(2) Includes 150,000 options granted under Employment Contract between the Company and Employee at an exercise price of $1.58; includes 20,000 options granted to each Director at an exercise price of $1.44 for five years from May 18, 1999; includes 50,000 options granted under 1997 Incentive and Non-Statutory Stock Option Plan issued in May 1999 at an exercise price of $1.44 for five years from May 18, 1999. Includes 25,000 options issued under the Company's 1997 Incentive and Non-Statutory Stock Option Plan for five years from May 12, 1997.

(3) Includes 150,000 options granted under the Employment Contract between the Company and Employee at an exercise price of $1.58.

(4) Includes 20,000 options granted to each Director for the term 1997-1998 at an exercise price of $.01 for five years from May 12, 1997; Includes 20,000 options granted to each Director for the term 1998- 1999 at an exercise price of $1.44 for five years from May 18, 1999; includes 25,000 options granted as Chairman of the Board at an exercise price of $1.44 for five years from May 18, 1999.

(5) Includes 20,000 options granted to each Director for the term 1998-1999 at an exercise price of $1.44 for five years from May 18, 1999.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On April 17, 1999, the Company increased its ownership interest in NetSol Pvt and NetSol UK to 100% of the outstanding capital stock. See "Business of the Company" for a full description of this transaction. The Chief Executive Officer, President, and Director of NetSol Pvt is Salim Ghauri; a Director of NetSol Pvt is Shahab Ghauri; and another Director of NetSol UK is Naeem Ghauri; all brothers of Najeeb U. Ghauri, President, Secretary, Chief Financial Officer and a Director of the Company. The Company believes that its acquisition of NetSol Pvt and NetSol Uk was on terms at least as favorable to the Company as would be obtainable in arm's length dealings with unrelated third persons. It is further the Company's intention that all future transactions between the Company and NetSol will be on terms at least as favorable to the Company as would be obtainable in arm's-length dealings with unrelated third persons. However, the ongoing familial relationship between management of the Company could result in conflicts of interest, which could result in actions taken by the Company that do not fully reflect the interests of all shareholders of the Company.

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

                                                 PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

      3.1 Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997(1)
      3.2     Bylaws of Mirage Holdings, Inc., dated March 18, 1997(1)
      3.3     Amendment to Articles of Incorporation dated May 21, 1999
     10.1 Lease Agreement, dated September 7, 1998 for Santa Monica executive offices(2)
     10.2     Company Stock Option Plan dated May 18, 1999
     10.3 Employment Agreement, dated April 17, 1999 by and between Mirage Holdings, Inc. and Najeeb U. Ghauri
     10.4 Employment Agreement, dated April 17, 1999 by and between Mirage Holdings, Inc. and Salim Ghauri
     10.5     Employment Agreement, dated April 17, 1999 by and between
              Mirage Holdings, Inc. and Naeem Ghauri
     10.6 Acquisition Agreement, dated April 3, 1999 by and between NetSol PVT and NetSol UK and SGO
     21.1     A list of all subsidiaries of the Company
     24.1     Consent of Stonefield Josephson & Company

---------------------
(1) Incorporated by reference to Registration Statement No. 333-28861 on Form SB-2.

(2)   Incorporated by reference to 10K-SB filed October 13, 1998.

                                    SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NetSol International, Inc.


Date:     SEPTEMBER 24        , 1999        BY:/S/ NAJEEB U. GHAURI
      ------------------------              ----------------------------------
                                            Najeeb U. Ghauri
                                            President, Chief Financial Officer
                                            and Secretary

Date:       SEPTEMBER 24      , 1999        BY:/S/ SALIM GHAURI
      ------------------------              -----------------------------------
                                            Salim Ghauri
                                            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:      SEPTEMBER 24     , 1999          BY:/S/ NAJEEB U. GHAURI
      ----------------------                ------------------------------------
                                            Najeeb U. Ghauri
                                            President, Chief Financial Officer
                                            Secretary and Director

Date:       SEPTEMBER    24     , 1999      BY:/S/ SALIM GHAURI
      --------------------------            ------------------------------------
                                            Salim Ghauri
                                            Chief Executive Officer, Director

Date:       SEPTEMBER    24     , 1999      BY:/S/ NAEEM GHAURI
      --------------------------            ------------------------------------
                                            Naeem Ghauri
                                            Chief Operating Officer, Director

Date:       SEPTEMBER    24     , 1999      BY:/S/ SHAHAB GHAURI
      --------------------------            ------------------------------------
                                            Shahab Ghauri
                                            Director

Date:       SEPTEMBER   24      , 1999      BY:/S/ IRFAN MUSTAFA
      --------------------------            ------------------------------------
                                            Irfan Mustafa
                                            Director

Date:       SEPTEMBER   24      , 1999      BY:/S/ EARL SHANNON
      --------------------------            ------------------------------------
                                            Earl Shannon
                                            Director

                             NETSOL INTERNATIONAL, INC.
                          (FORMERLY MIRAGE HOLDINGS, INC.)

                          CONSOLIDATED FINANCIAL STATEMENTS

                         YEARS ENDED JUNE 30, 1999 AND 1998



                                    CONTENTS

                                                                       Page
                                                                       ----
INDEPENDENT AUDITORS' REPORT                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheet                                           F-2
  Consolidated Statements of Operations                                F-3
  Consolidated Statement of Stockholders' Equity                       F-4
  Consolidated Statements of Cash Flows                                F5-F6
  Notes to Consolidated Financial Statements                           F7-F15


Board of Directors
Netsol International, Inc. (formerly
  Mirage Holdings, Inc.)
Santa Monica, California


We have audited the accompanying consolidated balance sheet of Netsol International, Inc. (formerly Mirage Holdings, Inc.) as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Network Solutions PVT, Ltd. and Netsol UK, Limited, wholly owned subsidiaries, whose statements reflect combined total assets of $1,194,000 as of June 30, 1999 and combined total net revenues of $3,002,107 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Network Solutions PVT, Ltd., and Netsol UK, Limited, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsol International, Inc. and subsidiaries as of June 30, 1999, and the results of its consolidated operations and its cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.


/s/ Stonefield Josephson, Inc

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
September 8, 1999

                          NETSOL INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEET - JUNE 30, 1999


                                ASSETS

CURRENT ASSETS:
  Cash                                                       $        31,713
  Accounts receivable                                                519,106
  Other current assets                                               167,070
                                                             ---------------

          Total current assets                                                  $       717,889

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                                             244,638

OTHER ASSETS:
  Deposits                                                             4,415
  Product licenses, renewals, enhancements, copyrights,
    trademarks and tradenames, net                                 5,006,222
  Customer lists, net                                              1,173,333
  Goodwill, net                                                    3,525,872
                                                             ---------------

          Total other assets                                                          9,709,842
                                                                               ----------------
                                                                                $    10,672,369
                                                                               ----------------
                                                                               ----------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $       652,750
  Current maturities of obligations under capitalized lease           23,281
  Loans payable, stockholders                                         51,746
                                                             ---------------

          Total current liabilities                                             $       727,777

OBLIGATIONS UNDER CAPITALIZED LEASES,
  less current maturities                                                                 38,601

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares
    authorized, 7,452,065 shares issued and outstanding                7,452
  Additional paid-in capital                                      12,400,643
  Accumulated deficiency                                          (2,502,104)
                                                             ---------------

          Total stockholders' equity                                                  9,905,991
                                                                               ----------------
                                                                                $    10,672,369
                                                                               ----------------
                                                                               ----------------

See accompanying independent auditors' report and notes to consolidated financial statements.

                             NETSOL INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ended              Year ended
                                                     June 30, 1999           June 30, 1998
                                                   ---------------         ---------------
NET REVENUES                                       $     3,002,107         $       168,835

COST OF REVENUES                                         1,662,259                 133,860
                                                   ---------------         ---------------

GROSS PROFIT                                             1,339,848                  34,975

OPERATING EXPENSES                                       2,790,466                 620,454
                                                   ---------------         ---------------

NET LOSS BEFORE INCOME ALLOCATED TO
  MINORITY INTEREST                                     (1,450,618)               (585,479)

MINORITY INTEREST IN SUBSIDIARIES' EARNINGS               (305,616)                      -

NET LOSS BEFORE EXTRAORDINARY ITEM                      (1,756,234)               (585,479)

GAIN ON FORGIVENESS OF DEBT, net of tax                    129,500                       -
                                                   ---------------         ---------------

NET LOSS                                           $    (1,626,734)        $      (585,479)
                                                   ---------------         ---------------
                                                   ---------------         ---------------


NET LOSS PER SHARE -
  basic and diluted                                $         (0.44)        $         (0.33)
                                                   ---------------         ---------------
                                                   ---------------         ---------------


WEIGHTED AVERAGE SHARES OUTSTANDING -
  basic and diluted                                      3,733,606               1,774,065
                                                   ---------------         ---------------
                                                   ---------------         ---------------


See accompanying independent auditors' report and notes to consolidated financial statements.

                          NETSOL INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           YEAR ENDED JUNE 30, 1999

                                                                                                       Total
                                                Common stock            Additional                  stockholders'
                                                ------------             paid-in    Accumulated      equity/
                                          Shares          Amount         capital       Deficit     (deficiency)
                                          ------          ------         -------       -------     ------------
Balance at July 1, 1997                1,814,065        $  1,814      $  562,021   $  (289,891)      $  273,944

Redemption of common stock
  issued through private offering        (40,000)            (40)        (19,960)            -          (20,000)

Net loss for the year ended
  June 30, 1998                                                                       (585,479)        (585,479)
                                      -----------     -----------  -------------  -------------   --------------

Balance at June 30, 1998               1,774,065           1,774         542,061      (875,370)        (331,535)

Common stock and warrants sold
  through initial public offering, net   251,000             251         987,733                        987,984

Issuance of common stock in
  exchange for services rendered         235,000             235         710,631                        710,866

Common stock options granted
  for services                                                           199,844                        199,844

Exercise of common stock options         105,000             105             945                          1,050

Sale of common stock warrants                                              5,667                          5,667

Exercise of warrants to convert to
  common stock                           397,000             397         294,952                        295,349

Issuance of common stock relating
  to acquisition of subsidiaries       4,690,000           4,690       9,658,810                      9,663,500

Net loss for the year ended
  June 30, 1999                                                                     (1,626,734)      (1,626,734)
                                      -----------     -----------  -------------  -------------   --------------

Balance at June 30, 1999               7,452,065       $   7,452   $  12,400,643  $ (2,502,104)    $  9,905,991
                                      -----------     -----------  -------------  -------------   --------------
                                      -----------     -----------  -------------  -------------   --------------


See accompanying independent auditors' report and notes to consolidated financial statements.

                       NETSOL INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                       INCREASE (DECREASE) IN CASH

                                                                             Year ended         Year ended
                                                                            June 30, 1999      June 30, 1998
                                                                            -------------      -------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                                $    (1,626,734)   $     (585,479)
                                                                          ---------------    --------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES:
      Depreciation and amortization                                               359,018             1,814
      Gain (loss) on sale of marketable securities                                      -            13,587
      Non-cash compensation expense                                               910,710                 -
      Minority interest income                                                   (305,616)                -
      Forgiveness of debt                                                         129,500                 -
      Bad debts                                                                         -            46,051
      Loss on impairment of property and equipment                                      -            43,867

CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                        (519,106)            4,009
      Other current assets                                                        (16,507)                -
      Inventory                                                                         -            46,891
      Deposits                                                                     (4,415)                -

    INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                                       305,531           316,058
                                                                          ---------------    --------------

          Total adjustments                                                       859,115           472,277
                                                                          ---------------    --------------

          Net cash used for operating activities                                 (767,619)         (113,202)
                                                                          ----------------   --------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Proceeds from note receivable                                                         -           113,104
  Purchase (sale) of investments                                                 (184,618)          (75,000)
  Purchase of property, plant and equipment                                      (224,791)           (3,736)
                                                                          ---------------    --------------

          Net cash provided by (used for) investing activities                   (409,409)           34,368
                                                                          ---------------    --------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Issuance of common stock and warrants, net                                    1,687,713                 -
  Redemption of common stock                                                            -           (20,000)
  Proceeds from loans payable, stockholders                                        51,746           224,050
  Payments on loans payable, related party                                       (328,110)                -
  Deferred offering costs                                                        (193,850)         (163,813)
  Payments on capital lease obligations                                            (3,240)                -
                                                                          ---------------    --------------

          Net cash provided by financing activities                             1,214,259            40,237
                                                                          ---------------    --------------

NET INCREASE (DECREASE) IN CASH                                                    37,231           (38,597)
CASH AND CASH EQUIVALENTS, beginning of period                                     (5,518)           33,079
                                                                          ---------------    --------------

CASH AND CASH EQUIVALENTS, end of period                                  $        31,713    $       (5,518)
                                                                          ---------------    --------------
                                                                          ---------------    --------------


                                   (Continued)

See accompanying independent auditors' report and notes to consolidated financial statements.

                        NETSOL INTERNATIONAL, INC.

                        INCREASE (DECREASE) IN CASH

                                                                                       Year ended              Year ended
                                                                                      June 30, 1999           June 30, 1998
                                                                                     ---------------         --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                      $        22,218         $       33,918
                                                                                     ---------------         --------------
                                                                                     ---------------         --------------
  Income taxes paid                                                                  $         2,400         $            -
                                                                                     ---------------         --------------
                                                                                     ---------------         --------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 4,690,000 shares of common stock per
    stock purchase agreement                                                         $     9,663,500         $            -
                                                                                     ---------------         --------------
                                                                                     ---------------         --------------
  Granting of common stock options in exchange for
    services received                                                                $       199,844         $            -
                                                                                     ---------------         --------------
                                                                                     ---------------         --------------
  Issuance of common stock shares for services received                              $       710,631         $            -
                                                                                     ---------------         --------------
                                                                                     ---------------         --------------
  Forgiveness of debt                                                                $       129,500         $            -
                                                                                     ---------------         --------------
                                                                                     ---------------         --------------
  Deferred offering costs offset against gross proceeds from
    initial public offering                                                          $       203,813
                                                                                     ---------------
                                                                                     ---------------


See accompanying independent auditors' report and notes to consolidated financial statements.

                           NETSOL INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JUNE 30, 1999 AND 1998




(1)     GENERAL:

        Netsol International, Inc. (the "Company"), formerly known as Mirage Holdings, Inc., was incorporated under the laws of the State of Nevada on March 18, 1997. During November of 1998, Mirage Collections, Inc., a wholly owned and non-operating subsidiary, was dissolved.

        On September 15, 1998 and April 17, 1999, the Company purchased from related parties, 51% and 49%, respectively, of the outstanding common stock of Network Solutions PVT, Ltd., a Pakistani Company, and 43% and 57% of the outstanding common stock of Netsol UK, Limited, a United Kingdom Company issuance of 4,690,000 restricted common shares of the Company and cash payments of $775,000, for an aggregate purchase price of approximately $10.4 million. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which approximated $300,000. Included in the accompanying consolidated financial statements are other assets acquired at fair market value consisting of product licenses, product renewals, product enhancements, copyrights, trademarks, tradenames and customer lists. The management of the Company allocated approximately $6.3 million to these assets, which is being amortized straight line over 15 years, based on independent valuation reports prepared for the Company. The excess of the purchase prices over the estimated fair values of the net assets acquired, approximately $3.8 million, was recorded as goodwill, and is being amortized straight line over 15 years from the date of each purchase.

        During April 1999, the Company formed Netsol USA, Inc. as a wholly owned subsidiary. There were no material activities during the period from inception to June 30, 1999.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        PRINCIPLES OF CONSOLIDATION:

               The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Network Solutions PVT, Ltd., Netsol UK, Limited, and Netsol USA, Inc. All material intercompany accounts have been eliminated in consolidation.

        BUSINESS ACTIVITY:

               The Company designs, develops, markets, and exports proprietary software products to customers in the automobile finance and leasing industry worldwide. The Company also provides consulting services in exchange for fees from customers.


See accompanying independent auditors' report.

                          NETSOL INTERNATIONAL, INC.

                      YEARS ENDED JUNE 30, 1999 AND 1998


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

        NET INCOME (LOSS) PER SHARE:

                The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations. Common stock equivalents have been excluded from the net loss per share calculation because their effect would reduce loss per share.

         FOREIGN CURRENCY:

               The accounts of Netsol UK, Limited and Network Solutions PK, Ltd. use British Pounds and Pakistan Rupees as the functional currencies, respectively. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Any future translation gains and losses (not material at June 30, 1999) will be classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet.

See accompanying independent auditors' report.

                          NETSOL INTERNATIONAL, INC.

                      YEARS ENDED JUNE 30, 1999 AND 1998



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        ACCOUNTING FOR STOCK-BASED COMPENSATION:

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

               As of June 30, 1999, the Company had net federal and state operating loss carryforwards totaling approximately $1,450,00 and $1,600,000, respectively, expiring in various years through 2019. Deferred tax assets resulting for the net operating losses are reduced in full by a valuation allowance.

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

        NEW ACCOUNTING PRONOUNCEMENTS:

               The Company has adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and 131 "Disclosures About Segments of an Enterprise and Related Information". Adoption of these pronouncements did not materially affect the financial statements.


See accompanying independent auditors' report.

                             NETSOL INTERNATIONAL, INC.

                         YEARS ENDED JUNE 30, 1999 AND 1998



(3)     MAJOR CUSTOMERS:

                During the year ended June 30, 1999, one customer accounted for approximately 55% of total sales. This customer owed approximately $158,000 as of June 30, 1999.


(4)     OTHER CURRENT ASSETS:

        A summary is as follows:

              Prepaid consultants fees                        $      125,463
              Prepaid expenses                                        25,100
              Other                                                   16,507
                                                              --------------

                                                              $      167,070
                                                              --------------
                                                              --------------

(5)     PROPERTY AND EQUIPMENT:

        A summary is as follows:

              Office furniture and equipment                  $      164,180
              Assets under capital leases                            104,588
              Automobiles                                             42,372
              Building improvements                                    8,685
                                                              --------------

                                                                     319,825
              Less accumulated depreciation and amortization          75,187
                                                              --------------
                                                              $      244,638
                                                              --------------
                                                              --------------

        Depreciation and amortization expenses related to property and equipment amounted to $42,035 and $1,814 for the years ended June 30, 1999 and 1998, respectively.

(6) PRODUCT LICENSES, RENEWALS, ENHANCEMENTS, COPYRIGHTS, TRADEMARKS AND TRADENAMES:

        A summary is as follows:

         Product licenses, renewals, enhancements,
           copyrights, trademarks and tradenames              $    5,120,000
         Less accumulated amortization                               113,778
                                                              --------------

                                                              $    5,006,222
                                                              --------------
                                                              --------------

        Amortization expense related to product licenses, renewals, enhancements, copyrights, trademarks and tradenames amounted to $113,778 and $0 for the years ended June 30, 1999 and 1998, respectively.


See accompanying independent auditors' report.

                          NETSOL INTERNATIONAL, INC.

                      YEARS ENDED JUNE 30, 1999 AND 1998




(7)     CUSTOMER LISTS:

        A summary is as follows:

              Customer lists                                  $    1,200,000
              Less accumulated amortization                           26,667
                                                              --------------

                                                              $    1,173,333
                                                              --------------
                                                              --------------

        Amortization expense related to customer lists amounted to $26,667 and $0 for the years ended June 30, 1999 and 1998, respectively.


(8)     GOODWILL:

        A summary is as follows:

              Goodwill                                        $    3,702,410
              Less accumulated amortization                          176,538
                                                              --------------

                                                              $    3,525,872
                                                              --------------
                                                              --------------

        Amortization expense related to goodwill amounted to $176,538 and $0 for the years ended June 30, 1999 and 1998, respectively.


(9)     FORGIVENESS OF DEBT:

        During the year, the Company recognized an extraordinary gain of $129,500, net of tax effect. Basic and diluted earnings per share, net of tax effect, amounted to $0.03.

        Total interest expense amounted to $22,218 and $33,918 for the years ended June 30, 1999 and 1998, respectively.


(10)    STOCKHOLDERS' EQUITY:

        Initial Public Offering

        On September 15, 1998, the Parent completed the sale of its minimum offering of shares in its initial public offering which generated gross proceeds of $1,385,647 from the sale of 251,000 shares of common stock and 929,825 warrants, each warrant to purchase one share of the Parent's common stock at an exercise price of $6.50 for a term of five years. During December of 1998, the Company sold an additional 56,667 warrants for gross proceeds of $5,667. As of June 30, 1999, 986,492 warrants were outstanding.


See accompanying independent auditors' report.

                           NETSOL INTERNATIONAL, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998



(10)    STOCKHOLDERS' EQUITY, CONTINUED:

        INITIAL PUBLIC OFFERING, CONTINUED

        Deferred offering costs of $397,663 have been netted against gross proceeds of $1,385,647 and are presented in the accompanying statement of stockholders' equity.

        ACQUISITIONS OF NETWORK SOLUTIONS PVT, LTD. AND NETSOL UK, LIMITED

        On September 15, 1998, the Company purchased 51% of the outstanding common stock of Network Solutions PVT, Ltd., a Pakistani Company, and 43% of the outstanding common stock of Netsol UK, Limited, a United Kingdom Company, in exchange for cash payment of $775,000 and issuance of 490,000 restricted common shares of Netsol International, Inc. On April 17, 1999, the Company acquired an additional 49% of the outstanding common stock of Network Solutions PVT, Ltd., and 57% of the outstanding common stock of Netsol UK, Limited through the issuance of 4,200,000 restricted common shares of Netsol International, Inc.

        UNAUDITED PROFORMA DISCLOSURES

        The following unaudited proforma results of operations and net loss per share assume that the acquisitions of Network Solutions PVT, Ltd. and Netsol UK, Limited occurred as of the beginning of each period presented, after giving effect to proforma adjustments. The proforma adjustment represents amortization of goodwill, product licenses, renewals, enhancements, copyrights, trademarks and tradenames, and customer lists. The proforma adjustment also includes adjustments to common stock shares issued and outstanding, that relate to the acquisition of subsidiaries, as if they had occurred as of the beginning of each period presented. The proforma financial information is presented for informational purposes only and may not necessarily be indicative of the operating results that would have occurred had these acquisitions been consummated as of the beginning of each period presented, nor is it indicative of future operating results.

                                             June 30,          June 30,
                                               1999              1998
                                         --------------     --------------

              Net sales                  $    3,002,107     $    2,083,476
                                         --------------     --------------
                                         --------------     --------------

              Cost of sales              $    1,662,259     $    1,327,125
                                         --------------     --------------
                                         --------------     --------------

              Operating expenses         $    3,152,588     $    2,022,760
                                         --------------     --------------
                                         --------------     --------------

              Net loss                   $   (2,118,356)    $   (1,266,409)
                                         --------------     --------------
                                         --------------     --------------

              Net loss per share:
                Basic                    $        (0.30)    $        (0.20)
                                         --------------     --------------
                                         --------------     --------------
                Diluted                  $        (0.26)    $        (0.18)
                                         --------------     --------------
                                         --------------     --------------




See accompanying independent auditors' report.

                           NETSOL INTERNATIONAL, INC.

                       YEARS ENDED JUNE 30, 1999 AND 1998




(11)    INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN:

        On April 1, 1997, the Company adopted an Incentive and Nonstatutory Stock Option Plan (the "Plan") for its employees and consultants under which a maximum of 500,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the
        Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options listed in the summary compensation table ("Securities Underlying Options") were issued pursuant to the Plan. An additional 20,000 Incentive Stock Options were issued to a non-officer-stockholder of the Company. All options issued pursuant to the Plan vest over an 18 month period from the date of the grant per the following schedule: 33% of the options vest on the date which is six months from the date of the grant; 33% of the options vest on the date which is 12 months from the date of the grant; and 34% of the options vest on the date which is 18 months from the date of the grant. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

        The number and weighted average exercise prices of options granted under the 1997 Plan for the years ended June 30, 1999 and 1998 are as follows:

                                                                        1999                      1998
                                                               ---------------------     ----------------------
                                                                            Average                   Average
                                                                           Exercise                   Exercise
                                                                 Number      Price        Number       Price
                                                                 ------      -----        ------       -----
               Outstanding at the beginning of the year          120,000    $  0.01              -    $ -
               Outstanding at the end of the year                230,000    $  0.77        120,000    $ 0.01
               Granted during the year                           215,000    $  0.82        120,000    $ 0.01
               Exercised during the year                         105,000    $  0.01              -    $ -
               Exercisable at the end of the year                186,250    $  0.71        120,000    $ 0.01
               Weighted average remaining life (years)              4.2                        5.0


See accompanying independent auditors' report.

                            NETSOL INTERNATIONAL, INC.

                        YEARS ENDED JUNE 30, 1999 AND 1998



(11)    INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN, CONTINUED:

        On May 18, 1999, the Company enacted an Incentive and Nonstatutory Stock Option Plan (the "Plan") for its employees, directors and consultants under which a maximum of 5,000,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees, directors and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

        Any Option granted to an Employee of the Corporation shall become exercisable over a period of no longer than ten (10) years and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Incentive Stock Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted, and no Incentive Stock Option granted to a Ten Percent Holder shall, by its terms, be exercisable after the expiration of ten (10) years from the date of the Option. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option.

        The number and weighted average exercise prices of options granted under the 1999 Plan for the year ended June 30, 1999 is as follows:

                                                                        Average
                                                                       Exercise
                                                             Number      Price
                                                             ------      -----
               Outstanding at the beginning of the year            -    $  -
               Outstanding at the end of the year          1,350,000    $  1.58
               Granted during the year                     1,350,000    $  1.58
               Exercised during the year                           -       -
               Exercisable at the end of the year             18,750    $  1.58
               Weighted average remaining life (years)          5.0

        Proforma net income and earnings per share, as if the fair value method of accounting were used, has not been presented because the amounts are immaterial for the periods presented.


See accompanying independent auditors' report.

                         NETSOL INTERNATIONAL, INC.

                     YEARS ENDED JUNE 30, 1999 AND 1998


(12)    COMMITMENTS:

        LEASES

        The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 1999:

              Year ending June 30,
                  2000                      $       38,360
                  2001                              49,505
                  2002                              20,590
                                            --------------

                                            $      108,455
                                            --------------
                                            --------------

        Rent expense amounted to $47,462 and $65,916 for the years ended June 30, 1999 and 1998, respectively.

        EMPLOYMENT AGREEMENTS

        Effective May 18, 1999, the Company entered into employment agreements with 3 officers for a period of three years. Pursuant to this agreement, these officers will be compensated at salaries ranging from $100,000 to $150,000 annually. In addition, these officers have also been granted 450,000 stock options each, which will vest over the 3 years and are exercisable at prices ranging from $1.58 to $3.50.


(13)    SUBSEQUENT EVENTS:

        ACQUISITION OF NETWORK SOLUTIONS LIMITED

        Subsequent to June 30, 1999, Netsol UK, Limited (buyer), wholly owned subsidiary of the Company, acquired 100% of the outstanding capital stock of Network Solutions Limited and subsidiaries, a United Kingdom Company (seller), in exchange for 155,000 shares of Rule 144 restricted common shares of the Company.

        JOINT VENTURE

        The Company entered into a joint venture agreement with 1st Net Technologies, Inc. to share profits from an online business of providing electronic commerce. Pursuant to this agreement, both parties will also share the costs related to maintaining and operating this joint venture. In the event this joint venture is subject to lawsuits or loss contingencies, the Company maybe responsible for the entire loss and will have a right to be indemnified by 1st Net Technologies, Inc. for their share of the losses.


See accompanying independent auditors' report.