Form 10KSB/A
period 1999-06-30
NETSOL INTERNATIONAL INC
filed 1999-10-08
CIK 1039280

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-KSB
   /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                    TABLE OF CONTENTS AND CROSS REFERENCE SHEET


PART I                                                                      PAGE
------                                                                      ----
Item 2         Description of Property                                        1

Item 3         Legal Proceedings                                              1

Item 4         Submission of Matters to a Vote of Security Holders            1

PART IV
-------

Item 13        Exhibits and Reports on Form 8-K                               2


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

On April 30, 1999, the Board of Directors of the Company unanimously approved to amend the bylaws of the Company to increase the number of Board of Director members from maximum five members to nine members.

                                    PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K


   Exhibits(3)
     3.1 Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997(1)
     3.2      Bylaws of Mirage Holdings, Inc., dated March 18, 19971
     3.3      Amendment to Articles of Incorporation dated May 21, 1999
     3.4      Amendment to Bylaws of Mirage Holdings, Inc. dated April 30, 1999
     10.1 Lease Agreement, dated September 7, 1998 for Santa Monica executive offices(2)
     10.2     Company Stock Option Plan dated May 18, 1999
     10.3     Employment Agreement, dated April 17, 1999 by and between Mirage
              Holdings, Inc. and Najeeb U. Ghauri
     10.4     Employment Agreement, dated April 17, 1999 by and between Mirage
              Holdings, Inc. andSalim Ghauri
     10.5     Employment Agreement, dated April 17, 1999 by and between Mirage
              Holdings, Inc. and Naeem Ghauri
     10.6 Acquisition Agreement, dated April 3, 1999 by and between NetSol PVT and NetSol UK and SGO
     21.1     A list of all subsidiaries of the Company
     24.1     Consent of Stonefield Josephson & Company

----------------
(1) Incorporated by reference to Registration Statement No. 333-28861 on Form SB-2.
(2)  Incorporated by reference to 10K-SB filed October 13, 1998.
(3) All Exhibits with the exception of Exhibit 3.4 are incorporated by reference to 10K-SB filed by the Company on September 27, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NetSol International, Inc.


Date:      October 7, 1999              By: /s/ Najeeb U. Ghauri
     ---------------                    ----------------------------------
                                        Najeeb U. Ghauri
                                        President, Chief Financial Officer
                                        and Secretary

Date:      October 7, 1999              By: /s/ Salim Ghauri
     ----------------                   ----------------------------------
                                        Salim Ghauri
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:      October 7, 1999              By: /s/ Najeeb U. Ghauri
     ----------------                   ----------------------------------
                                        Najeeb U. Ghauri
                                        President, Chief Financial Officer
                                        Secretary and Director

Date:      October 7, 1999              By: /s/ Salim Ghauri
     ----------------                   ----------------------------------
                                        Salim Ghauri
                                        Chief Executive Officer, Director

Date:      October 7, 1999              By: /s/ Naeem Ghauri
     ----------------                   ----------------------------------
                                        Naeem Ghauri
                                        Chief Operating Officer, Director

Date:      October 7, 1999              By: /s/ Shahab Ghauri
     ----------------                   ----------------------------------
                                        Shahab Ghauri
                                        Director

Date:      October 7, 1999              By: /s/ Irfan Mustafa
     ----------------                   ----------------------------------
                                        Irfan Mustafa
                                        Director

Date:      October 7, 1999              By: /s/ Earl Shannon
     ----------------                   ----------------------------------
                                        Earl Shannon
                                        Director