Form 10QSB
period 1999-09-30
NETSOL INTERNATIONAL INC
filed 1999-11-15
CIK 1039280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

( ) For the transition period from __________ to __________


Commission file number: 333-28861



                           NETSOL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                 95-4627685
(State or other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)


            233 WILSHIRE BOULEVARD, SUITE 510, SANTA MONICA CA 90401
              (Address of principal executive offices)    (Zip Code)


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


                                     Yes    X          No
                                         -------           -------

         The issuer had 8,159,565 shares of its $.001 par value Common Stock issued and outstanding as of November 10, 1999.

            Transitional Small Business Disclosure Format (check one)


                                     Yes               No   X
                                         -------           -------

                           NETSOL INTERNATIONAL, INC.

                                      INDEX




PART I.           FINANCIAL INFORMATION

                                                                                             PAGE NO.
                                                                                             -------
         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of September 30, 1998                            3

                  Comparative Unaudited Consolidated Statements of
                  Operations for the Three Months Ended September
                  30, 1999 and 1998                                                              4

                  Comparative Unaudited Consolidated Statements of
                  Cash Flow for the Three Months Ended September 30,
                  1999 and 1998                                                                  6

                  Notes to the Unaudited Consolidated Financial Statements                       7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  8




PART II.                   OTHER INFORMATION



         Item 1.  Legal Proceedings                                                              10

         Item 2.  Changes in Securities and Use of Proceeds                                      10

         Item 3.  Defaults Upon Senior Securities                                                10

         Item 4.  Submission of Matters to a Vote of Security Holders                            10

         Item 5.  Other Information                                                              10

         Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits                                                                   10
                  (b) Reports on Form 8-K                                                        10


                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                                        $ 286,270
  Accounts receivable                                                                         1,080,439
  Other current assets                                                                          427,377
                                                                                 -----------------------

        Total current assets                                                                  1,794,086
                                                                                 -----------------------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                                 388,710
                                                                                 -----------------------

OTHER ASSETS:
  Deposits                                                                                        4,415
  Product license, renewals, enhancements and copyrights, net                                 6,118,606
  Customer lists, net                                                                         1,750,082
  Goodwill, net                                                                               3,464,164
                                                                                 -----------------------

        Total other assets                                                                   11,337,267
                                                                                 -----------------------

                                                                                           $ 13,520,063
                                                                                 =======================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                     $ 1,986,667
  Current maturities of obligations under capital lease                                          11,260
  Loan payable                                                                                  100,000
                                                                                 -----------------------

        Total current liabilities                                                             2,104,927
                                                                                 -----------------------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                                    45,836
                                                                                 -----------------------

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares authorized,
    8,389,565 shares issued and outstanding                                                       8,390
  Common stock receivable                                                                       (25,000)
  Additional paid-in capital                                                                 14,561,564
  Accumulated deficiency                                                                     (3,175,654)
                                                                                 -----------------------

        Total stockholders' equity                                                           11,369,300
                                                                                 -----------------------

                                                                                           $ 13,520,063
                                                                                 =======================

See notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three months        Three months
                                                                       ended               ended
                                                                    September 30,       September 30,
                                                                        1999                1998
                                                                       ------              ------
NET REVENUES                                                           $ 1,218,508         $ 1,336,834

COST OF REVENUES                                                           404,544                   -
                                                                  -----------------   -----------------

GROSS PROFIT                                                               813,964           1,336,834

OPERATING EXPENSES                                                       1,487,513           1,314,256

OTHER INCOME/(EXPENSE)                                                           -              25,197
                                                                  -----------------   -----------------

NET LOSS BEFORE INCOME ALLOCATED
  TO MINORITY INTEREST                                                    (673,550)             47,775

MINORITY INTEREST IN SUBSIDIARIES EARNINGS                                       -            (132,850)
                                                                  -----------------   -----------------

NET LOSS                                                                $ (673,550)          $ (85,075)
                                                                  =================   =================


NET LOSS PER SHARE -
  Basic and diluted                                                         ($0.08)             ($0.04)
                                                                  =================   =================


WEIGHTED AVERAGE SHARES OUTSTANDING -
  Basic and diluted                                                      8,045,336           1,893,450
                                                                  =================   =================

See notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                         Total
                                                                              Common       Additional                 stockholders'
                                                        Common stock           stock         paid-in      Accumulated     equity/
                                                     Shares       Amount     receivable     capital      Deficiency    (deficiency)
                                                    --------     --------    ----------     -------      ----------    ------------
Balance at June 30, 1998                           1,774,065     $ 1,774         $ -       $ 542,061    $ (875,370)    $ (331,535)

Common stock and warrants sold through
  initial public offering, net                       251,000         251                     987,733             -        987,984

Issuance of common stock in
  exchange for services rendered                     235,000         235                     710,631             -        710,866

Common stock options granted for services                                                    199,844             -        199,844

Exercise of common stock options                     105,000         105                         945             -          1,050

Sale of common stock warrants                              -           -                       5,667                        5,667

Exercise of warrants to convert to
  common stock                                       397,000         397                     294,952                      295,349

Issuance of common stock relating to
  acquisition of subsidiairies                     4,690,000       4,690                   9,658,810                    9,663,500

Net loss for the year ended June 30, 1999                                                               (1,626,734)    (1,626,734)
                                            --------------------------------------------------------------------------------------

Balance at June 30, 1999                           7,452,065       7,452           -      12,400,643    (2,502,104)     9,905,991
                                            --------------------------------------------------------------------------------------

Sale of common stock
  through a private placement                        507,500         508     (25,000)      1,014,496                      990,004

Issuance of common stock in
  exchange for services rendered                      25,000          25                      74,975                       75,000

Issuance of common stock relating to
  acquisition of subsidiairies                       405,000         405                   1,071,450                    1,071,855

Net loss for the three months
  ended September 30, 1999                                                                                (673,550)      (673,550)
                                            --------------------------------------------------------------------------------------

                                                   8,389,565     $ 8,390   $ (25,000)   $ 14,561,564   $(3,175,654)  $ 11,369,300
                                            ======================================================================================


See notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                          Three months             Three months
                                                                                              ended                   ended
                                                                                          September 30,           September 30,
                                                                                              1999                     1998
                                                                                            --------                 --------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net loss                                                                                     $ (673,550)              $ (85,075)
                                                                                       --------------------     -------------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES:
      Depreciation and amortization                                                               (195,583)                  8,516
      Non-cash compensation expense                                                                 75,000                       -
      Minority interest income                                                                           -                 132,850

CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                                         (561,333)               (349,335)
      Other current assets                                                                        (260,307)                (26,938)

  INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                                                        987,394                 155,884
                                                                                       --------------------     -------------------

      Total adjustments                                                                             45,171                 (79,023)
                                                                                       --------------------     -------------------

      NET CASH USED FOR OPERATING ACTIVITIES                                                      (628,378)               (164,098)
                                                                                       --------------------     -------------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
        Proceeds from (payments on) notes receivable                                                     -                (196,812)
        Purchase of property, plant and equipment                                                 (157,534)                (60,307)
                                                                                       --------------------     -------------------

      NET CASH USED FOR INVESTING ACTIVITIES                                                      (157,534)               (257,119)
                                                                                       --------------------     -------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
      Issuance of common stock and warrants, net                                                   990,004                 982,273
      Proceeds from (payments on) notes and loans payable                                          100,000                (208,300)
      Payments on loan payable, related party                                                      (44,750)               (100,000)
      Deferred offering costs                                                                            -                 203,813
      Payments on capital lease obligations                                                         (4,785)                 (2,758)
                                                                                       --------------------     -------------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  1,040,469                 875,028
                                                                                       --------------------     -------------------

NET INCREASE (DECREASE) IN CASH                                                                    254,557                 453,811
CASH AND EQUIVALENTS, beginning of period                                                           31,713                  (5,518)
                                                                                       --------------------     -------------------

CASH AND EQUIVALENTS, end of period                                                              $ 286,270               $ 448,293
                                                                                       ====================     ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                                                $ 4,500                 $ 9,382
                                                                                       ====================     ===================
      Income taxes paid                                                                                $ -                     $ -
                                                                                       ====================     ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of 405,000 shares of common
         stock per stock purchase agreements                                                   $ 1,071,855             $ 2,523,500
                                                                                       ====================     ===================

      Issuance of common stock
         shares for services rendered                                                             $ 75,000                     $ -
                                                                                       ====================     ===================

See notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Network Solutions PVT, Ltd., Netsol UK, Limited, Netsol USA, Inc., Mindsources, Inc. and Network Solutions Group Limited. All material intercompany accounts have been eliminated in consolidation.

BUSINESS COMBINATIONS: During August of 1999, the Company acquired Network Solutions Group Limited, (a United Kingdom company) and Mindsources, Inc. (a United States Company) in exchange for 155,000 and 250,000 Rule 144 restricted shares of the Company's common stock, respectively. These acquisitions have been accounted for as purchase transactions and, accordingly, the fair value of the Company's stock that was issued was allocated to assets and liabilities based on estimated fair values as of the acquisition date.

PRIVATE PLACEMENT: The Company sold 507,500 shares of its restricted Rule 144 common stock in the amount of $1,015,000 through a private placement offering pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

UNAUDITED PROFORMA CONDENSED STATEMENT OF OPERATIONS:
The following unaudited proforma results of activities assume that the acquisitions of Network Solutions Group Limited (a United Kingdom company) and Mindsources, Inc. (a United States company) occurred as of the beginning of the year, after giving effect to proforma adjustment. The proforma adjustment represents the operating results that would have occurred had these acquisitions been consummated as of the beginning of each period presented. The proforma financial information is presented for informational purposes only and is not indicative of future operating results.

                                                              PROFORMA
                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                        1999             1998
                                                      -------           ------
Revenues                                            $ 1,430,713         2,053,718
                                                   =============      ===========

Net loss                                            $ (954,084)        $(441,854)
                                                   =============      ===========

Net loss per share - basic                          $    (0.12)          $ (0.23)
                                                   =============      ===========

                         PART I - FINANCIAL INFORMATION

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         NetSol International, Inc. ("Company") was incorporated under the laws of the state of Nevada on March 18, 1997. The Company's address is 233 Wilshire Blvd., Suite 510, Santa Monica, California 90401 and its telephone number is
(310) 395-4073.

         Effective September 15, 1998, the Company acquired 51% of Network PVT Solutions Limited ("NetSol PVT"), a software development company in Lahore, Pakistan, outstanding capital stock. In addition, the Company also purchased 43% of the outstanding capital stock of NetSol (U.K.) Limited, a corporation organized under the laws of the United Kingdom ("NetSol UK"), which is a sister company to NetSol PVT. The Company paid a purchase price for the increased interest in NetSol and the interest in NetSol UK of $500,000 plus 490,000 shares of common stock of the Company. The Company already owned 10% of the outstanding capital stock of NetSol PVT.

         On April 17, 1999, the Company entered into an agreement with NetSol PVT and NetSol UK to acquire the remaining 49% of NetSol PVT and 57% of NetSol UK in exchange for 4.2 million shares of restricted common stock of the Company

         NetSol PVT was incorporated in Pakistan on August 22, 1996, under the companies ordinance of 1984, as a private company limited by shares. NetSol PVT's principle business is the design and development of software. NetSol PVT also conducts research and development on new software applications and designs.

         NetSol PVT has developed several leasing and finance products creating a market within the finance industry. Currently, NetSol PVT has developed a fully integrated leasing and finance package which is a series of seven products that can be marketed in an integrated system. Mercedes Benz Finance - Singapore, Mercedes Benz Leasing - Thailand, Mercedes Benz Finance Ltd. - United Kingdom and Mercedes Benz Finance - Australia are some of NetSol PVT's customers which account for a majority of its revenues. In addition, NetSol provides off shore development and customized Information Technology ("IT") solutions and has blue chip customers such as ICI of UK, Fuzzy Informatik of Germany and 1st Net Technologies, Inc., USA. NetSol PVT has 85 employees, 75 of which specialized in IT. NetSol PVT is the first company in Pakistan to achieve the ISO 9001 accreditation.

         NetSol UK was incorporated in December 1997 under the laws of the United Kingdom. NetSol UK was established for service and support of customers in the European markets. In addition, NetSol UK was established to function as a marketing arm of the Company in Europe.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 as compared to the Three Months Ended September 30, 1998.

NET SALES

Net sales of $1,218,508 for the first quarter of fiscal 2000, which ended September 30, 1999, were less than the sales of the same quarter for the previous year of $1,336,834 by $118,326. The sales decrease is solely attributed to the minority interest, held by the Company and prior to the 100% acquisition, effectuating sales which were not realized by the Company. Management believes the 100% acquisition of the two subsidiaries centralized in Europe and Asia will result in increased sales in the upcoming quarters.

COST OF SALES AND GROSS PROFIT

The gross profit was $813,964 in the quarter ending September 30, 1999 in comparison with $1,336,834 for the same quarter the previous year. Cost of sale for the quarter ending September 30, 1999 was $404,544. There were no cost of sales for the period ending September 30, 1998.

OPERATING EXPENSES

Operating expenses were $1,487,513 of net sales during the quarter ending September 30, 1999. This compares with $1,314,256 for the quarter ending September 30, 1998.

Operating expenses for the quarter ending September 30, 1999 increased $173,257 compared to the same time period in 1998. The difference was primarily due to an increase in expenses due to the 100% acquisition of NetSol UK and NetSol PVT which increased expenses.

INTEREST

Net interest expenses paid were $4,500 of the net sales during the quarter ending September 30, 1999. This compares with $9,382 for the same time last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations of NetSol UK and NetSol PVT. For the fiscal year 2000, the increase in expense and decrease in cash was attributable to an increase in payable driven by business growth with decrease in cash resulting from greater capital expenditures, for the acquisition. In addition, the Company has made adjustments in its sales for any inter-company sales.

Accounts receivable increased $211,998 this quarter ending September 30, 1999, as it was $561,333 as compared with $349,335 for quarter ending September 30, 1998. This increase was primarily due to the recent acquisition of Network Solutions Group Ltd. Other assets in the quarter ending September 30, 1999, were $260,307 as compared with $26,938 for the same quarter in 1998.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $1,000,000. Year to date, the Company has expended approximately $1,000,000. The Company believes the additional funds received from the sale of shares and warrants from the Initial Public Offering as well as private placements will generate sufficient capital to finance its operations and anticipated capital expenditures through fiscal 2000.

         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         To the best knowledge of management and the Company's counsel, there is no material litigation pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company did not receive any additional proceeds from its Public Offering since its Annual Report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              1. (a)   The Annual Meeting of the Stockholders of the Company
was held at the Los Angeles Airport Hilton and Towers at 5711 West Century Blvd., Los Angeles, CA 90045, on Friday, November 5, 1999, at 10:00 AM (PST).

                 (b) There were seven directors elected for the term of one year and until their successors are duly elected and qualified: Najeeb Ghauri, Salim Ghauri, Naeem Ghauri, Shahab Ghauari, Irfan Mustafa, Waheed Akbar and Cary Burch.

                 (c) Matters voted upon at the meeting and number of votes case are as follows:

                       (1) Election of Seven Directors:

                           FOR: 4,125,998 AGAINST : -0- ABSTAIN:
                           BROKER NON-VOTES:

                       (2) Ratification of the appointment of
                           Stonefield Josephson, Inc. as the Company's
                           independent public accountants for the
                           fiscal year ending June 30, 2000:
                           FOR: 4,125,998   AGAINST: -0-  ABSTAIN:
                           BROKER NON-VOTES:

                       (3) Ratification of the Incentive and
                           Nonstatutory Stock Option Plan:
                           FOR: 4.125,998   AGAINST: -0-
                           ABSTAIN:  BROKER NON-VOTES:

              2. The Company reported the 100% acquisition of Network Solution Group, Ltd., a Company based in England that designs and markets computer software.

         The Company has not received the final tally of the broker votes and will file an amendment to properly report the number of broker non-votes.

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


                                           NETSOL INTERNATIONAL, INC.
                                           (Registrant)


Date:    November 12, 1999                 /s/ Najeeb U. Ghauri
                                           -------------------------------------
                                           NAJEEB U. GHAURI
                                           President, Chief Financial Officer