Form 10QSB
period 1999-12-31
NETSOL INTERNATIONAL INC
filed 2000-02-04
CIK 1039280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999

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

          5000 North Parkway Calabasas, Suite 202, Calabasas, CA 91302
              (Address of principal executive offices) (Zip Code)


                         (818) 222-9195 / (818) 222-9194
           (Issuer's telephone/facsimile numbers, including area code)




         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                  Yes    X          No
                                                        ---           ---

         The issuer had 8,531,189 shares of its $.001 par value Common Stock issued and outstanding as of February 2, 2000.

            Transitional Small Business Disclosure Format (check one)

                                                     Yes   No  X
                                                        ---   ---

                           NETSOL INTERNATIONAL, INC.

                                      INDEX



PART I.                    FINANCIAL INFORMATION



                  Item 1.  Financial Statements

                           Consolidated Balance Sheet as of December 31, 1999                    3

                           Comparative Unaudited Consolidated Statements of
                           Operations for the six Months Ended December 31
                           1999 and 1998                                                         4

                           Consolidated Statement of Stockholders; Equity                        5

                           Unaudited Consolidated Statements of Cash Flows for the three
                           and six months ended December 31, 1999 and 1998                       6-8

                           Notes to the Unaudited Consolidated Financial Statements              9

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         10



PART II.                   OTHER INFORMATION


                  Item 1.  Legal Proceedings                                                     12

                  Item 2.  Changes in Securities and Use of Proceeds                             12

                  Item 3.  Defaults Upon Senior Securities                                       12

                  Item 4.  Submission of Matters to a Vote of Security Holders                   12

                  Item 5.  Other Information                                                     12

                  Item 6.  Exhibits and Reports on Form 8-K
                           (a) Exhibits                                                          12
                           (b) Reports on Form 8-K                                               12

                         PART I - FINANCIAL INFORMATION

ITEM 1

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1999


                                     ASSETS

Current Assets:
     Cash                                                                                $        421,371
     Accounts receivable                                                                        2,578,245
     Other current assets                                                                         959,965
                                                                                         ----------------
         Total Current Assets                                                                   3,959,581
                                                                                         ----------------
Property and Equipment, at cost,
     net of accumulated depreciation                                                              513,938
                                                                                         ----------------
Other Assets:
     Deposits                                                                                       7,620
     Product license, renewals, enhancements and copyrights, net                                6,223,150
     Customer lists, net                                                                        1,640,102
     Goodwill, net                                                                              3,287,775
                                                                                         ----------------
         Total Other Assets                                                                    11,158,647
                                                                                         ----------------
         Total Assets                                                                    $     15,632,166
                                                                                         ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                               $      3,307,959
     Current maturities of obligations under capital lease                                         21,375
     Loan payable                                                                                   7,000
                                                                                         ----------------
         Total Current Liabilities                                                              3,336,334
                                                                                         ----------------
Obligations under capitalized leases, less current maturities                                      88,606
                                                                                         ----------------
         Total Liabilities                                                                      3,424,940
                                                                                         ----------------
Stockholders' Equity:
     Common stock; $.001 par value, 25,000,000 shares authorized,
       8,726,198 shares issued and outstanding                                                      8,726
     Common stock receivable                                                                      (25,000)
     Additional paid-in capital                                                                15,866,662
     Accumulated deficiency                                                                    (3,643,162)
                                                                                         ----------------
         Total Stockholders' Equity                                                            12,207,226
                                                                                         ----------------
         Total Liabilities and Stockholders' Equity                                      $     15,632,166
                                                                                         ================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended December 31, 1999 & 1998 and
                For the Six Months Ended December 31, 1999 & 1998


                                                               Three Months Ended                      Six Months Ended
                                                               December 31                             December 31
                                                 --------------------------------------  -------------------------------------
                                                         1999                1998                1999                1998
                                                 ------------------  ------------------  -----------------   -----------------
                                                     (unaudited)         (unaudited)         (unaudited)        (unaudited)

Net revenues                                     $        1,771,809  $        1,186,989  $       2,990,317  $        2,523,823

Cost of revenues                                            570,301                 -0-            974,845                 -0-

                                                 ------------------   ------------------  ----------------  ------------------

Gross profit                                              1,201,508           1,186,989          2,015,472           2,523,823

Operating expenses                                        1,640,660           1,767,241          3,128,173           3,081,497

Other income/(expense)                                      (28,356)            (59,469)           (28,356)            (34,272)
                                                 ------------------   ------------------  ----------------  ------------------
Net loss before income allocated
  to minority interest                                     (467,508)           (639,721)        (1,141,058)           (591,946)

Minority interest in subsidiaries earnings                      -0-             (35,296)               -0-            (168,146)
                                                 ------------------  ------------------  -----------------  ------------------

Net loss                                         $         (467,508) $         (675,017) $      (1,141,058) $         (760,092)
                                                 ==================  ==================  =================  ==================

Net loss per share:
  Basic                                                      ($0.05)             ($0.29)            ($0.14)             ($0.33)
  Diluted                                                    ($0.05)             ($0.20)            ($0.14)             ($0.23)

Weighted average shares outstanding:
  Basic                                                   8,557,882           2,337,180          8,089,132           2,337,180
  Diluted                                                 8,557,882           3,357,940          8,089,132           3,357,940







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                            COMMON              Common
                                                   -------------------------
                                                   No. of          $0.001 par    stock
                                                   SHARES           AMOUNT     RECEIVABLE
                                                   -------------------------  --------------
Balance at June 30, 1998                              1,774,065     $1,774         $-0-
Common stock and warrants sold through
   Initial public offering                              251,000        251           --

Issuance of common stock in exchange for
   Services rendered                                    235,000        235           --

Common stock options granted for services                    --         --           --

Exercise of common stock options                        105,000        105           --

Sale of common stock warrants                                --         --           --

Exercise of warrants to convert to common stock         397,000        397           --

Issuance of common stock relating to acquisition
   of subsidiaries                                    4,690,000      4,690           --

Net loss for the year ended June 30, 1999                    --         --           --
                                                     ---------------------------------------

Balance at June 30, 1999                              7,452,065      7,452          -0-
                                                     ---------------------------------------

Sale of common stock through private placement          609,333        609      (25,000)

Issuance of common stock in exchange for services       247,500        248           --

Exercise of warrants to convert to common stock          12,300         12           --

Issuance of common stock relating to acquisition
   of subsidiaries                                      405,000        405           --

Net loss for the six months ended
   December 31, 1999                                         --         --           --
                                                     ---------------------------------------

Balance at December 31, 1999                          8,726,198     $8,726     $(25,000)
                                                     =======================================
========================================================================================================
                                                       Additional                            To
                                                        paid-in        Accumulated      stockholders'
                                                        CAPITAL       (DEFICIENCY)   EQUITY/(DEFICIENCY)
                                                        -------       ------------   -------------------
Balance at June 30, 1998                              $   542,061     $  (875,370)     $   (331,535)
Common stock and warrants sold through
   Initial public offering                                987,733              --           987,984

Issuance of common stock in exchange for
   Services rendered                                      710,631              --           710,866

Common stock options granted for services                 199,844              --           199,844

Exercise of common stock options                              945              --             1,050

Sale of common stock warrants                               5,667              --             5,667

Exercise of warrants to convert to common stock           294,952              --           295,349

Issuance of common stock relating to acquisition
   of subsidiaries                                      9,658,810              --         9,663,500

Net loss for the year ended June 30, 1999                      --      (1,626,734)       (1,626,734)
                                                       ---------------------------------------------

Balance at June 30, 1999                               12,400,643      (2,502,104)        9,905,991
                                                       --------------------------------------------
Sale of common stock through private placement          1,880,403              --         1,856,013

Issuance of common stock in exchange for services         440,378              --           440,625

Exercise of warrants to convert to common stock            73,788              --            73,800

Issuance of common stock relating to acquisition
   of subsidiaries                                      1,071,450              --         1,071,855

Net loss for the six months ended
   December 31, 1999                                           --      (1,141,058)       (1,141,058)
                                                      ----------------------------------------------

Balance at December 31, 1999                          $15,866,662     $(3,643,162)     $ 12,207,226
                                                      ==============================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
             For the Three Months Ended December 31, 1999 & 1998 and
                For the Six Months Ended December 31, 1999 & 1998


                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   DECEMBER 31                            DECEMBER 31
                                                       ----------------------------------  ---------------------------------
                                                             1999              1998              1999              1998
                                                       ----------------  ----------------  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                        $       (457,639) $       (675,017) $     (1,141,058) $     (760,092)
                                                       ---------------------------------------------------------------------
     ADJUSTMENTS TO RECONCILE NET LOSS TO
       NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                             182,783            71,175          (12,800)           79,691
     Non-cash compensation expense                             365,625           566,000          440,625           566,000
     Minority interest income                                      -0-            35,296              -0-           168,146
     (Increase) decrease in accounts receivable             (1,497,806)          127,012       (2,059,139)         (222,323)
     (Increase) decrease other current assets                 (532,588)           11,778         (792,895)          (15,160)
     (Increase) decrease in deposits                            (3,205)             (687)          (3,205)             (687)
     Increase (decrease) in accounts
       payable & accrued expenses                            1,321,292          (270,037)       2,308,686          (114,153)
                                                       ---------------------------------------------------------------------

     Total adjustments                                        (163,899)          540,537         (118,728)           461,514
                                                       ---------------------------------------------------------------------

     Net cash provided by (used for) operating
       activities                                             (631,407)         (134,480)      (1,259,785)         (298,578)
                                                       ---------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) sale of investments, net                             -0-              35,273                -0-            (161,539)
     Purchase of property, plant and equipment                  (126,186)            (58,445)          (283,720)           (118,752)
                                                       ----------------------------------------------------------------------------

     Net cash provided by (used for) investing
       activities                                               (126,186)            (23,172)          (283,720)           (280,291)
                                                       ----------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock and warrants, net                  900,782              27,716          1,890,786           1,009,989
     Proceeds from (payments on) notes payable                     2,327             (20,000)           102,327            (228,300)
     Payments on loan payable, related party                         -0-                 -0-            (44,750)           (100,000)
     Deferred offering costs                                         -0-                 -0-                -0-             203,813
     Payments on capital lease obligations                       (10,415)                -0-            (15,200)             (2,758)
                                                       ----------------------------------------------------------------------------

     Net cash provided by (used for) financing
       activities                                                892,694               7,716          1,933,163             882,744
                                                       ----------------------------------------------------------------------------

Net increase (decrease) in cash                                  135,101            (149,936)           389,658             303,875
Cash and equivalents, beginning of period                        286,270             448,293             31,713              (5,518)
                                                       -----------------  ------------------  -----------------   -----------------
Cash and equivalents, end of period                    $         421,371  $          298,357  $         421,371   $         298,357
                                                       =================  ==================  =================   =================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                Increase (Decrease) in Cash and Cash Equivalents
             For the Three Months Ended December 31, 1999 & 1998 and
                For the Six Months Ended December 31, 1999 & 1998


                                                                 Three Months Ended                     Six Months Ended
                                                                     December 31                            December 31
                                                       --------------------------------------  -------------------------------------
                                                               1999                1998                1999                1998
                                                       ------------------  ------------------  -----------------   -----------------

Supplemental Cash Flow Information:
     Cash paid during the period for interest:         $           21,531  $            2,912  $          26,031  $    12,294
                                                        =================  ==================   ================   =================
     Cash paid during the period for income taxes:     $              -0-  $              -0-  $             -0-  $    -0-
                                                        =================  ==================   ================   =================


Supplemental disclosure of non-cash investing and financing activities:

     Issuance of 490,000 shares of common stock
       per stock purchase agreement                                    --                  --                 --          $2,523,500
                                                       =============================================================================

     Issuance of 175,000 shares of common stock
       per stock purchase agreement                                    --            $566,000                 --            $566,000
                                                       =============================================================================

     Issuance of 405,000 shares of common stock
       per stock purchase agreements                                   --                  --         $1,071,855                  --
                                                       =============================================================================

     Issuance of common stock shares
       for services rendered                                     $365,625                  --           $440,625                  --
                                                       =============================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)


PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Network Solutions PVT, Ltd., NetSol UK, Ltd., Netsol USA, Inc., (formerly Mindsources, Inc.) and Network Solutions Group Limited. All material inter-company accounts have been eliminated in consolidation.

PRIVATE PLACEMENT: The Company sold 101,833 shares and warrants restricted under Rule 144 common stock in the amount of $866,009 through a private placement offering pursuant to Regulation D of the Securities and Exchange Act of 1933 and convertible promissory note placement.

UNAUDITED PROFORMA CONDENSED STATEMENT OF OPERATIONS:

As reported on Form 8K, the Company acquired Abraxas Software Pty. Ltd. (Abraxas), a Company organized under the laws of the country of Australia. The acquisition was recorded as a purchase acquisition on January 2, 2000, whereby the Company acquired 100% of the outstanding capital stock of Abraxas in exchange for 150,000 shares of the Company's restricted common shares. The audited financial statements for the acquired subsidiary will be filed within sixty days. Accordingly, the required proforma financial information, will be presented in the next quarter.

Item 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company

NetSol International, Inc. ("Company") was incorporated under the laws of the State of Nevada on March 18, 1997. The Company's address is 5000 North Parkway Calabasas, Suite 202, Calabasas, California 91302 and its telephone number is
(818) 222-9195.

Effective September 15, 1998, the Company acquired 51% of the outstanding capital stock of Network PVT Solutions Limited ("NetSol PVT"), a software development company in Lahore, Pakistan. In addition, the Company purchased 43% of the outstanding capital stock of NetSol (UK) Limited, a corporation organized under the laws of the United Kingdom ("NetSol UK"), which is a sister company to NetSol PVT. The Company paid a purchase price for the increased interest in NetSol and the interest in NetSol UK of $500,000, plus 490,000 shares of common stock of the Company. The Company already owned 10% of the outstanding capital stock of NetSol PVT.

On April 17, 1999, the Company entered into an agreement with NetSol PVT and NetSol UK to acquire the remaining 49% of NetSol PVT and 57% of NetSol UK in exchange for 4.2 million shares of restricted common stock of the Company.

NetSol PVT was incorporated in Pakistan on August 22, 1996, under the companies ordinance of 1984, as a private company limited by shares. NetSol PVT's principle business is the design and development on new software applications and designs.

NetSol PVT has developed several leasing and finance products creating a market within the finance industry. Currently, NetSol PVT has developed a fully integrated leasing and finance package, which is a series of seven products that can be marketed in an integrated system. Mercedes Benz Finance
- Singapore, Mercedes Benz Leasing - Thailand, Mercedes Benz Finance Ltd. - United Kingdom and Mercedes Benz Finance - Australia are some of NetSol PVT's customers which account for a majority of its revenues. In addition, NetSol provides off shore development and customized Information Technology ("IT") solutions and has blue chip customers such as ICI of UK, Fuzzy Informatik of Germany, and 1st Net Technologies, Inc., USA. NetSol PVT has 200 employees, 90% of which specialized in IT. NetSol PVT is the first company in Pakistan to achieve ISO 9001 accreditation.

NetSol UK was incorporated in December 1997 under the laws of the United Kingdom. NetSol UK was established for service and support of customers in the European markets. In addition, NetSol UK was established to function as a marketing arm of the Company in Europe.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999, as compared to three Months Ended December 31, 1998.

NET SALES

Net sales of $1,771,809 for the second quarter ended December 31, 1999, were greater than the sales of the same quarter, for the previous year of $1,186,989, by $584,820. Likewise, net sales of $2,990,317 for the six months ended December 31, 1999, were greater than net sales for same six month period of the prior year of $2,523,823, by $466,494. The augmented sales levels are due to the acquisitions of the subsidiaries centralized in Europe and Asia.

COST OF SALES AND GROSS PROFIT

The gross profit was $1,201,508 in the quarter ending December 31, 1999. This favorably compares to a gross profit level of $1,186,989 for the corresponding quarter of the previous fiscal year. Additionally, the gross profit for the current quarter illustrates a $387,544 increase from the quarter ended September 30, 1999. Again, this increase is substantially due to the operations of the subsidiaries in Europe and Asia.

OPERATING EXPENSES

Operating expenses were $1,640,660 during the quarter ended December 31, 1999. This is $126,581 less than the operating expenses for the same quarter of the previous fiscal year ended December 31, 1998, of $1,767,241. This reduction was due to fewer acquisition expenses during the quarter, and increased efficiencies in operations for the Company in the U.S. and worldwide.

The overall net loss per share for the quarter ended December 31, 1999, was $0.05. This represented an improvement of $0.15 per share from the net loss per share on a diluted basis in the same quarter of the previous year and a $0.03 improvement from the prior quarter ended September 30, 1999.

INTEREST

Net interest expenses paid were $21,531, during the quarter ended December 31, 1999. This compares with $2,912 for the same period in the previous fiscal year and is due to an increase in capital lease obligations entered into by the subsidiaries in Europe and Asia.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses, including the funding of accounts receivable, labor costs, and raw material purchases. The Company also has cash requirements for capital expenditures and for the funding of additional business acquisitions. The Company's primary sources of cash from operations are from the operations in the United Kingdom and Pakistan.

For the quarter ended December 31, 1999, the overall increase in cash totaled $135,101. This increase was attributable to sales of common shares and exercising of warrants amounting to approximately $900,000, which was in excess of the cash used for operating and investing activities. The net cash used for operating activities of $631,407, resulted in large part from an increase in receivables of $1,497,806 that was driven by business growth and a lesser, corresponding increase in accounts payable of $1,321,292. The net cash used for investing activities of $126,186 was solely due to the purchase of property, plant and equipment.

For comparative purposes, the quarter ended December 31, 1998, resulted in a decrease in cash of $149,936, which was substantially due to the net cash used by operations of $134,480.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $800,000 to support additional acquisitions and fund additional increases in accounts receivable of the subsidiaries. During the quarter ended December 31, 1999, the Company had cash of $892,694 provided by financing activities and expects similar capital infusions in the remaining quarters of this fiscal year.

                           PART II - OTHER INFORMATION

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         1.(a) The Annual Meeting of the Stockholders of the Company was held at the Los Angeles Airport Hilton and Towers at 5711 West Century Blvd., Los Angeles, CA 90045, on Friday November 5, 1999, at 10:00 AM (PST). Refer to Item 4. on previously filed form 10Q-SB for period ending September 30, 1999.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                (27)     Financial Data Schedule

        (b)      Reports on Form 8-K

                 Form 8-K filed in January of 2000, for the acquisition of Abraxas Australia.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NetSol International, Inc.
                                            Registrant

Date:  February 3, 2000                     Najeeb U. Ghauri


                                             /s/ Najeeb Ghauri
                                            ---------------------------------
                                            NAJEEB U. GHAURI
                                            PRESIDENT, CHIEF FINANCIAL OFFICER