Form 10QSB
period 2000-03-31
NETSOL INTERNATIONAL INC
filed 2000-05-15
CIK 1039280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000

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


                         (818) 222-9195 / (818) 222-9197
           (Issuer's telephone/facsimile numbers, including area code)




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

         The issuer had 10,475,531 shares of its $.001 par value Common Stock issued and outstanding as of March 31, 2000.

            Transitional Small Business Disclosure Format (check one)

                                                     Yes   No  X
                                                        ---   ---

                 NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES


                                     INDEX


PART I.                             FINANCIAL INFORMATION                                                      PAGE NO.
                  Item 1.           Financial Statements

                                    Consolidated Balance Sheet as of
                                    March 31, 2000                                                                 3

                                    Comparative Unaudited Consolidated Statements of
                                    Operations for the Three and Nine Months Ended
                                    March 31, 2000, and 1999                                                       4

                                    Unaudited Consolidated Statement of Changes in
                                    Stockholders' Equity for the Nine Months Ended
                                    March 31, 2000                                                                 5

                                    Comparative Unaudited Consolidated Statements of
                                    Cash Flows for the Three and Nine Months Ended
                                    March 31, 2000, and 1999                                                      6-7

                                    Notes to the Unaudited Consolidated Financial
                                    Statements                                                                     8

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                          9-12


PART II.                            OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                             13

                  Item 2.           Changes in Securities and Use of Proceeds                                     13

                  Item 3.           Defaults Upon Senior Securities                                               13

                  Item 4.           Submission of Matters to a Vote of Security Holders                           13

                  Item 5.           Other Information                                                             13

                  Item 6.           Exhibits and Reports on Form 8-K
                                    (a)      Exhibits                                                             13
                                    (b)      Reports on Form 8-K                                                  13

                                    NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                  MARCH 31, 2000



                                                      ASSETS

Current Assets:
     Cash                                                                                                 $       4,402,497
     Accounts receivable                                                                                          1,942,094
     Other current assets                                                                                         1,305,810
                                                                                                           ----------------
         Total Current Assets                                                                                     7,650,401
                                                                                                           ----------------
Property and Equipment, at cost,
     net of accumulated depreciation                                                                              1,032,603
                                                                                                           ----------------

Other Assets:
     Deposits                                                                                                         5,285
     Product license, renewals, enhancements and copyrights, net                                                  6,124,848
     Customer lists, net                                                                                          1,612,304
     Goodwill, net                                                                                                5,008,680
                                                                                                           ----------------
         Total Other Assets                                                                                      12,751,117
                                                                                                           ----------------
         Total Assets                                                                                     $      21,434,121
                                                                                                           ================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses
     Current maturities of obligations under capital lease                                                 $      1,748,060
     Loan payable                                                                                                    57,605
                                                                                                                     39,461
                                                                                                           ----------------
         Total Current Liabilities                                                                                1,845,126
                                                                                                           ----------------
Obligations under capitalized leases, less current maturities                                                       230,418
                                                                                                           ----------------
         Total Liabilities                                                                                        2,075,544
                                                                                                           ----------------
Stockholders' Equity:
     Common stock; $.001 par value, 25,000,000 shares authorized,
       10,475,531 shares issued and outstanding                                                                      10,476
     Common stock receivable                                                                                        (25,000)
     Additional paid-in capital                                                                                  23,813,865
     Accumulated deficiency                                                                                      (4,440,764)
                                                                                                           ----------------
         Total Stockholders' Equity                                                                              19,358,577
                                                                                                           ----------------
         Total Liabilities and Stockholders' Equity                                                        $     21,434,121
                                                                                                           ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               Forthe Three Months Ended March 31, 2000 & 1999
                             and For the Nine Months Ended March 31, 2000 & 1999



                                                                 Three Months Ended                     Nine Months Ended
                                                                  MARCH 31                                MARCH 31
                                                   --------------------------------------  -------------------------------------
                                                           2000                1999                2000               1999
                                                   ------------------  ------------------  -----------------   -----------------
                                                       (unaudited)         (unaudited)         (unaudited)        (unaudited)
Net revenues                                       $        1,858,348  $          897,759  $       4,848,665   $       3,421,582

Cost of revenues                                              725,484                 -0-          1,700,329                 -0-
                                                   ------------------  ------------------  -----------------   -----------------

Gross profit                                                1,132,864             897,759          3,148,336           3,421,582

Operating expenses                                          1,919,625             980,748          5,047,798           4,062,245

Other income/(expense)                                        (10,842)             46,713            (39,198)             12,441
                                                   ------------------  ------------------  -----------------   -----------------
Net loss before income allocated
  to minority interest                                       (797,603)            (36,276)        (1,938,660)           (628,222)

Minority interest in subsidiaries earnings                        -0-            (137,470)               -0-            (305,616)
                                                   ------------------  ------------------  -----------------   -----------------
Net loss                                           $         (797,603) $         (173,746) $      (1,938,660)  $        (933,838)
                                                   ==================  ==================  =================   =================

Net loss per share:
  Basic and diluted                                            ($0.08)             ($0.06)            ($0.22)             ($0.37)

Weighted average shares outstanding:
  Basic and diluted                                         9,600,865           2,809,188          8,963,798           2,521,142


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                        -4-

                  NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1999 AND
                     THE NINE MONTHS ENDED MARCH 31, 2000


                                                                   COMMON
                                                          ----------------------------         Common          Additional
                                                          No. of            $0.001 par         stock            paid-in
                                                          SHARES                AMOUNT       RECEIVABLE         CAPITAL
                                                          ----------------------------   ---------------    --------------
Balance at June 30, 1998                                      1,774,065   $      1,774   $           -0-    $      542,061

Common stock and warrants sold through
   Initial public offering                                      251,000            251                --           987,733

Issuance of common stock in exchange for
   Services rendered                                            235,000            235                --           710,631

Common stock options granted for services                            --             --                --           199,844

Exercise of common stock options                                 105,000           105                --               945

Sale of common stock warrants                                        --             --                --             5,667

Exercise of warrants to convert to common stock                  397,000           397                --           294,952

Issuance of common stock relating to acquisition
   of subsidiaries                                             4,690,000         4,690                --         9,658,810

Net loss for the year ended June 30, 1999                            --             --                --                --
                                                          ---------------------------------------------------------------------

Balance at June 30, 1999                                      7,452,065          7,452               -0-        12,400,643
                                                          ---------------------------------------------------------------------

Sale of common stock through private placement                  611,333            612           (25,000)        1,907,701

Issuance of common stock in exchange for services               448,083            448                --           936,917

Exercise of common stock options                                596,250            596                --           911,317

Exercise of warrants to convert to common stock                 812,800            813                --         4,875,987

Issuance of common stock relating to acquisition
   of subsidiaries                                              555,000            555                --         2,781,300

Net loss for the nine months ended
   March 31, 2000                                                    --             --                --                --
                                                          ---------------------------------------------------------------------

Balance at March 31, 2000                                   10,475,531    $     10,476   $       (25,000)   $   23,813,865
                                                          =====================================================================





                                                                                 To
                                                          Accumulated      stockholders'
                                                          (DEFICIENCY)   EQUITY/(DEFICIENCY)
                                                          ------------   -------------------
Balance at June 30, 1998                                  $  (875,370)   $          (331,535)

Common stock and warrants sold through
   Initial public offering                                          --               987,984

Issuance of common stock in exchange for
   Services rendered                                                --               710,866

Common stock options granted for services                           --               199,844

Exercise of common stock options                                    --                 1,050

Sale of common stock warrants                                       --                 5,667

Exercise of warrants to convert to common stock                     --               295,349

Issuance of common stock relating to acquisition
   of subsidiaries                                                  --             9,663,500

Net loss for the year ended June 30, 1999                   (1,626,734)           (1,626,734)
                                                          ----------------------------------

Balance at June 30, 1999                                    (2,502,104)            9,905,991
                                                          ----------------------------------

Sale of common stock through private placement                     --              1,883,313

Issuance of common stock in exchange for services                  --                937,365

Exercise of common stock options                                   --                911,913

Exercise of warrants to convert to common stock                    --              4,876,800

Issuance of common stock relating to acquisition
   of subsidiaries                                                 --              2,781,855

Net loss for the nine months ended
   March 31, 2000                                          (1,938,660)            (1,938,660)
                                                          ----------------------------------

Balance at March 31, 2000                                 $(4,440,764)   $        19,358,577
                                                          ==================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                        -5-

                  NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
             For the Three Months Ended March 31, 2000 & 1999 and
                For the Nine Months Ended March 31, 2000 & 1999


                                                                 Three months ended                       Nine months ended
                                                                      MARCH 31,                               MARCH 31,
                                                       --------------------------------------  -----------------------------------
                                                               2000                1999                2000                1999
                                                       ------------------  ------------------  -----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                        $         (797,603) $         (173,746) $      (1,938,660)  $      (933,838)
                                                       ---------------------------------------------------------------------------
     ADJUSTMENTS TO RECONCILE NET LOSS TO
       NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                287,360              74,640            274,560           154,331
     Non-cash compensation expense                                336,875              78,751            777,500           644,751
     Minority interest income                                         -0-             137,470                -0-           305,616
     (Increase) decrease in accounts receivable                   636,151             (38,060)        (1,422,988)         (260,383)
     (Increase) decrease other current assets                    (345,845)            (66,424)        (1,138,740)          (81,584)
     (Increase) decrease in deposits                                2,336              (3,199)              (869)           (3,886)
     Increase (decrease) in accounts
       payable & accrued expenses                              (1,559,899)           (332,106)           748,787          (446,259)
                                                       ---------------------------------------------------------------------------

     Total adjustments                                           (643,022)           (148,928)          (761,750)          312,586
                                                       ---------------------------------------------------------------------------

     Net cash provided by (used for) operating
       activities                                              (1,440,625)           (322,674)        (2,700,410)         (621,252)
                                                       ---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) sale of investments, net                              -0-                 -0-                -0-          (161,539)
     Purchase of property, plant and equipment                   (401,583)            (12,587)          (685,303)         (131,339)
                                                       ---------------------------------------------------------------------------

     Net cash provided by (used for) investing
       activities                                                (401,583)            (12,587)          (685,303)         (292,878)
                                                       ---------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock and warrants, net                 5,805,335             117,150          7,696,121         1,127,139
     Proceeds from (payments on) notes payable                     39,461                 -0-            141,788          (228,300)
     Payments on loan payable, related party                          -0-                 -0-            (44,750)         (100,000)
     Deferred offering costs                                          -0-                 -0-                -0-           203,813
     Payments on capital lease obligations                        (21,462)               (871)           (36,662)           (3,629)
                                                       ---------------------------------------------------------------------------

     Net cash provided by (used for) financing
       activities                                               5,823,334             116,279          7,756,497           999,023
                                                       ---------------------------------------------------------------------------

Net increase (decrease) in cash                                 3,981,126            (218,982)         4,370,784            84,893

Cash and equivalents, beginning of period                         421,371             298,357             31,713            (5,518)
                                                       ------------------  ------------------  -----------------   ---------------

Cash and equivalents, end of period                    $        4,402,497  $           79,375  $       4,402,497   $        79,375
                                                       ==================  ================== = ================   ===============




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                 Increase (Decrease) in Cash and Cash Equivalents
                  Forthe Three Months Ended March 31, 2000 & 1999
                and For the Nine Months Ended March 31, 2000 & 1999



                                                                 Three months ended                    Nine months ended
                                                                      MARCH 31,                             MARCH 31,
                                                       --------------------------------------  -----------------------------------
                                                               2000                1999                2000                1999
                                                       ------------------  ------------------  -----------------   ---------------
Supplemental Cash Flow Information:
     Cash paid during the period for interest:         $           12,554  $            4,546  $          38,585   $        16,840
                                                       ==================  ==================  =================   ===============
     Cash paid during the period for income taxes:     $              -0-  $              -0-  $             -0-   $           -0-
                                                       ==================  ==================  =================   ===============


Supplemental disclosure of non-cash investing and financing activities:

     Issuance of 490,000 shares of common stock
       per stock purchase agreement                                    --                  --                 --   $     2,523,500
                                                       ===========================================================================

     Issuance of 175,000 shares of common stock
       per stock purchase agreement                                    --                  --                 --   $       566,000
                                                       ===========================================================================

     Issuance of 4,200,000 shares of common stock
       per stock purchase agreements                                   --  $        7,140,000  $       1,071,855   $     7,140,000
                                                       ===========================================================================

     Issuance of common stock shares
       for services rendered                           $          336,875  $          138,750  $         777,500   $       138,750
                                                       ===========================================================================

     Issuance of 150,000 shares of common stock
       for Abraxas acquisition                         $        1,710,000                  --  $       1,710,000                --
                                                       ===========================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                        -7-

                NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Network Solutions PVT, Ltd., NetSol UK, Ltd., Netsol USA, Inc., (formerly Mindsources, Inc.), Network Solutions Group Limited, Abraxas Software PTY, Ltd., and Netsol eR, Inc. All material inter-company accounts have been eliminated in consolidation.

BUSINESS COMBINATIONS: During August of 1999, the Company acquired Network Solutions Group Limited, (a United Kingdom company) and Mindsources, Inc. (a United States company) in exchange for 155,000 and 250,000 Rule 144 restricted shares of the Company's common stock, respectively. On January 2, 2000, the Company acquired Abraxas Software PTY, Ltd. (Abraxas), a company organized under the laws of the Country of Australia, in exchange for 150,000 Rule 144 restricted shares of the Company's common stock. All these acquisitions have been accounted for as purchase transactions and, accordingly, the fair value of the Company's stock that was issued was allocated to assets and liabilities based on estimated fair values as of the acquisition date.

PRIVATE PLACEMENT: The Company sold 611,333 shares of its restricted Rule 144 common stock in the amount of $1,883,313 through private placement offerings pursuant to Regulation D of the Securities and Exchange Act of 1933.

UNAUDITED PROFORMA CONDENSED STATEMENT OF OPERATIONS:

As reported on Form 8-K, the Company acquired Abraxas. The acquisition was recorded as a purchase acquisition on January 2, 2000, whereby the Company acquired 100% of the outstanding capital stock of Abraxas in exchange for 150,000 shares of the Company's restricted common shares valued at $1,710,000. Abraxas had a negative net equity at December 31, 1999 of $96,743, resulting in the recording of goodwill in the amount of $1,806,743. The audited financial statements for the acquired subsidiary were filed on Form 8-K on January 14, 2000 and on Form 8-K/A on March 14, 2000. Since the acquisition did not constitute a significant acquisition and the proforma adjustments related to the acquisition are immaterial to the financial statement presentation as a whole, proforma financial information, is not presented.

SUBSEQUENT EVENTS:

The Company acquired SuperNet AG (a German ISP providing high quality, low-cost Internet-access nationwide in Germany on May 3, 2000. Under the terms of the definitive agreement, valued at approximately $20 million, the Company is acquiring all of SuperNet AG's issued and outstanding stock in exchange for 425,600 shares of the Company's restricted common stock. The required audited statements and proforma information are currently being gathered and will be filed on Form 8-K.

On April 25, 2000, the Company announced that its wholly owned subsidiary NetSol eR, Inc. (eReady) will launch NetSolCONNECT, a nationwide ISP in Pakistan with plans to commence operations in June of 2000.

On April 4, 2000, the Company named Syed Husain as its chief financial officer. Mr. Husain will report to President Najeeb Ghauri, who had been the acting CFO.

                        PART 1 - FINANCIAL INFORMATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

THE COMPANY


NetSol International, Inc. ("Company") was incorporated under the laws of the State of Nevada on March 18, 1997. The Company's address is 5000 North Parkway Calabasas, Suite 202, Calabasas, California 91302 and its telephone number is (818) 222-9195.

Effective September 15, 1998, the Company acquired 51% of the outstanding capital stock of Network Solutions PVT Limited ("NetSol PVT"), a software development company in Lahore, Pakistan. In addition, the Company purchased 43% of the outstanding capital stock of NetSol (UK) Limited, a corporation organized under the laws of the United Kingdom ("NetSol UK"), which is a sister company to NetSol PVT. The Company paid a purchase price for the increased interest in NetSol and the interest in NetSol UK of $500,000, plus 490,000 shares of common stock of the Company. The Company already owned 10% of the outstanding capital stock of NetSol PVT.

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

NetSol PVT has developed several leasing and finance products creating a market within the finance industry. Currently, NetSol PVT has developed a fully integrated leasing and finance package, which is a series of seven products that can be marketed in an integrated system. Mercedes Benz Finance
- Singapore, Mercedes Benz Leasing - Thailand, Mercedes Benz Finance Ltd. - United Kingdom and Mercedes Benz Finance - Australia are some of NetSol PVT's customers which account for a majority of its revenues. In addition, NetSol provides off shore development and customized Information Technology ("IT") solutions and has blue chip customers such as ICI of UK, Fuzzy Informatik of Germany, and 1st Net Technologies, Inc., USA. NetSol PVT has over 250 employees, of which approximately 90% are IT specialized. NetSol PVT is the first company in Pakistan to achieve ISO 9001 accreditation.

NetSol UK was incorporated in December 1997 under the laws of the United Kingdom. NetSol UK was established for service and support of customers in the European markets. In addition, NetSol UK was established to function as a marketing arm of the Company in Europe.

PRODUCTS AND PROJECTS IN QUARTER ENDING MARCH 31, 2000

         PROJECTS:

The Company's projects in the quarter ending March 31, 2000, include NetSol USA's development and service agreement with Omnipoint Technologies, Inc. NetSol USA is to develop software applications with the ability of tracking key components in the wireless environment. The contract is valued at $600,000 with an option to renew.

The Company also entered into a partnership with CFS Group PLC of London
(CFS), whereby NetSol in Pakistan will develop and maintain software to be marketed and distributed by CFS.

Additionally, the Company broke ground on the first phase of development for its new technology campus in Lahore, Pakistan. The first phase is expected to be completed by the Fall of 2000.

         PRODUCTS:

The Company launched two new products during the quarter ended March 31, 2000. The first product is a Contract Management System (CMS), which automates and manages contracts at the finance level of a company. The second , is an electronic Point of Sale system (ePos), which is a browser based point of sale system that is used by auto dealerships and other outlets. The electronic point of sale system can be used on the Intranet and is platform independent.



RESULTS OF OPERATIONS

Three Months Ended March 31, 2000, as compared to the Three Months Ended March, 31, 1999.

NET SALES

Net sales of $1,858,348 for the third quarter ended March 31, 2000, were greater than the sales of the same quarter, for the previous year of $897,759, by $960,589. Likewise, net sales of $4,848,665 for the nine months ended March 31, 2000, were greater than net sales for same nine month period of the prior year of $3,421,582, by $1,427,083. The augmented sales levels are due to the acquisitions of the subsidiaries centralized in Europe and Asia.

COST OF SALES AND GROSS PROFIT

The gross profit was $1,132,864 in the quarter ending March 31, 2000. This favorably compares to a gross profit level of $897,759 for the corresponding quarter of the previous fiscal year. Additionally, the gross profit for the current quarter illustrates a consistent gross profit level for each quarter of this fiscal year. Again, this increase is substantially due to the subsidiaries operations in Europe and Asia.

OPERATING EXPENSES

Operating expenses were $1,919,625 during the quarter ended March 31, 2000. This is $938,877 greater than the operating expenses for the same quarter of the previous fiscal year ended March 31, 1999, of $980,748. This increase was due to additional acquisition expenses during the quarter and stock issued for services amounting to $336,875.

The overall net loss per share for the quarter ended March 31, 2000, was $0.08. This represented an increase of $0.02 per share from the net loss per share in the same quarter of the previous year.

INTEREST

Net interest expenses paid were $12,554, during the quarter ended March 31, 2000. This compares with $4,546 for the same period in the previous fiscal year, and is due to an increase in capital lease obligations entered into by the subsidiaries in Europe and Asia.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses, including the funding of accounts receivable, labor costs, and raw material purchases. The Company also has cash requirements for capital expenditures and for the funding of additional business acquisitions. The Company's primary sources of cash from operations are from the operations in the United Kingdom, Pakistan, United States, and Australia.

For the quarter ended March 31, 2000, the overall increase in cash totaled $3,981,126. This increase was attributable to sales of common shares and exercising of warrants amounting to $5,805,335, which was in excess of the cash used for operating and investing activities. The net cash used for operating activities of $1,440,625, resulted in large part from a decrease in payables of $1,559,899. The net cash used for investing activities of $401,583 was solely due to the purchases of property, plant and equipment.

For comparative purposes, the quarter ended March 31, 1999, resulted in a decrease in cash of $218,982, which was substantially due to the net cash used by operations of $322,674.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $2,000,000 to support additional acquisitions and fund additional increases in accounts receivable of the subsidiaries. During the quarter ended March 31, 2000, the Company had cash of $5,823,334 provided by financing activities and expects similar capital infusions in the remaining quarters of this fiscal year.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K filed on January 14, 2000, for the acquisition of Abraxas Software (PTY) Ltd.

                  Form 8-K/A filed on March 14, 2000, for the acquisition of Abraxas Software (PTY) Ltd. filing audited financial statements for Abraxas.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NetSol International, Inc.
                                            Registrant

Date:  May 11, 2000                         /s/ Najeeb U. Ghauri
                                            ----------------------------
                                            NAJEEB U. GHAURI
                                            PRESIDENT

                                            /s/ Syed Husain
                                            ----------------------------
                                            SYED HUSAIN
                                            CHIEF FINANCIAL OFFICER