Form 10KSB
period 2000-06-30
NETSOL INTERNATIONAL INC
filed 2000-10-13
CIK 1039280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-KSB

       /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:(None)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:(None)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. / /

As of September 30, 2000, Registrant had 11,006,373 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $80,619,806. There are 147,192 warrants outstanding as of September 15, 2000. This calculation is based upon the closing sales price of $20.25 per share on September 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (1) Form 10-KSB for the fiscal year ended June 30, 1999, filed with the SEC on September 28, 1999 (File No. 333-28861), is incorporated in Part III, Item 13(A); and (2) Registration Statement on Form SB-2, effective with the SEC on April 27, 1998,(Registration No. 333-28861), is incorporated in Part III, Item 13(A).

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I                                                                           PAGE
------
Item 1            Description of Business                                          3
Item 2            Description of Property                                         17
Item 3            Legal Proceedings                                               18
Item 4            Submission of Matters to a Vote of Security Holders

PART II
-------
Item 5            Market for Common Equity and Related Stockholder Matters        18
Item 6            Management's Discussion and Analysis                            18
Item 7            Financial Statements                                            26
Item 8            Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                             26
PART III
--------
Item 9            Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act      27
Item 10           Executive Compensation                                          29
Item 11           Security Ownership of Certain Beneficial Owners and
                  Management                                                      31
Item 12           Certain Relationships and Related Transactions                  32
PART IV
-------
Item 13           Exhibits and Reports on Form 8-K                                33

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         NetSol International, Inc. ("NetSol" or the "Company") is in the business of information technology ("I/T") services. Since it was founded in 1997, the Company has helped clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. Network Solutions Pvt. Ltd. ("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first company in Pakistan to achieve the ISO 9001 accreditation. The Company is in the process of attaining SEI CMM Level 3 accreditation. This is one of the highest level of recognition for quality and best practices a software house can achieve.

The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex I/T to achieve its customers' strategic objectives. Its service offerings include outsourcing, systems integration, and I/T and management consulting and other professional services, including e-business solutions.

Outsourcing involves operating all or a portion of a customer's technology infrastructure, including systems analysis, applications development, network operations, desktop computing and data center management.

Systems integration encompasses designing, developing, implementing and integrating complete information systems.

I/T and management consulting services include advising clients on the strategic acquisition and utilization of I/T and on business strategy, operations, change management and business process reengineering.

The Company also develops sophisticated software systems for the lease and finance industry. NetSol has developed a fully integrated leasing and finance package which is a series of five products that can be marketed in an integrated system. These products are ePOS, PMS, SMS, CMS, and WFS. These five applications form the full suite of asset based lending Enterprise Resource Planning applications. These applications can run almost the entire operations of a captive leasing company.

NetSol ePOS is a browser-based Point of Sale system that is used by the dealership and other outlets. ePOS users create quotations and financing applications for the customers using predefined Financial Products. The proposal is submitted to Back Office (PMS) for approval. After analysis, the proposal is sent back to ePOS system with a final decision.

Proposal Management System (PMS) provides Finance/Leasing Companies with the ability to quickly assess the worthiness of an applicant applying for a loan or a lease. The System is equipped with strong workflow management, integrated link to Credit Rating Agencies, automated point scoring strategy for automatic approval/rejection/referral, can be customized to link to any Point of Sale System, ability to integrate any vehicle data provider such as Glass's Guide in Europe and Australia,

The NetSol Wholesale Finance System (WFS) is developed to automate and manage the Whole Sale Finance (Floor Plan) activities of a Finance Company. The design of the system is based on the concept of One Loan One Asset to facilitate Asset Tracking and Costing of an asset. The system covers from Credit Limit Request, Payment of Loan, Billing, and Settlement, Auditing of Stocks, Dealer Information and ultimately the pay-off functions.

Settlement Management System (SMS) verifies the signed document sent by the dealer/broker/third party against the information stored in the Proposal Management System database. Settlement Management System verifies all calculations before loading the contract into the Contract Management System. Other main features are collection of first rental, disbursement of funds to dealers, Insurance Company and other third parties. Workflow software is part of Settlement Management System and it enables the users of Settlement Management System to communicate with Proposal Management workflow or within its own workgroup.

The Contract Management System (CMS) manages lease contracts for financing of vehicles from inception till completion. The leasing company is able to establish, maintain and terminate such financial contracts. Contracts may include added value services such as vehicle maintenance and/or insurance premiums. It furthermore incorporates functional extensions such as litigation, remarketing of vehicles, securitization of a portfolio and post dated check management.

These are traditionally complex business applications and require a great deal of industry experience both in the development as well as implementation stages. NetSol, over the years, has developed core competencies in the asset based lending software space. These are extremely sought after skills shared in a team of approximately 30 business consultants. NetSol is able to demand a premium for these consultants and leverages this competency when bidding for new business.

Typically, the sales cycle for these products is anywhere between six to twelve months and NetSol derives its income both from selling the license to use the products as well as customization. License fees can vary between $75,000 to up to $1,000,000 per license depending upon the size of the customer and the complexity of the customization. The revenue for the license and the customization flows in several phases and could take from six months to two years before its is fully recognized as income.

MARKETING AND SELLING

The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading e-services consulting and software solutions provider. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and our website and also engineers and oversees central marketing and communications programs for use by each of our business units.

Our dedicated marketing personnel within the business units undertake a variety of marketing activities, including sponsoring focused client events to demonstrate our skills and products, sponsoring and participating in targeted conferences and holding private briefings with individual companies. We believe that the industry focus of our sales professionals and our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements.

In March 2000, the Company entered into a Software Distribution Agreement with CFS Group PLC ("CFS") whereby the Company granted CFS the exclusive right to market and sublicense certain software products of NetSol. The term of this agreement is for three years. This agreement provided the Company with the opportunity to expand its marketing efforts by offering its products to customers of CFS and others in need of lease and finance software. CFS will pay a minimum of $1.2 million regardless of the amount of actual sales achieved. The minimum guarantee is for each twelve-month period beginning from the time NetSol delivers the US version of the products.

The Company generally enters into written commitment letters with clients at or around the time it commences work on a project. These commitment letters typically contemplate that NetSol and the client will subsequently enter into a more detailed agreement, although the client's obligations under the commitment letter are not conditioned upon the execution of the later agreement. These written commitments and subsequent agreements contain varying terms and conditions and the Company does not generally believe it is appropriate to characterize them as consisting of backlog. In addition, because these written commitments and agreements often provide that the arrangement can be terminated with limited advance notice or penalty, the Company does not believe the projects in process at any one time are a reliable indicator or measure of expected future revenues.

NetSol provides its services primarily to clients in global commercial industries. In the global commercial area, the Company's service offerings are marketed to clients in a wide array of industries including schools; automotive; chemical; tiles/ceramics; Internet marketing; software; banks and financial services.

Geographically, NetSol has operations throughout North America, Europe and Asia Pacific region.

During the last two fiscal years, the Company's revenue mix by major markets was as follows:

                                                                      2000     1999
                                                                               (Restated)
North American (NetSol USA)                                           13%      N/A
Europe (NetSol UK, Network Solutions Group, SuperNet                  34%      64%
Other International (Abraxas, NetSol PK, NetSolConnect                53%      36%
Total Revenues                                                        100%     100%


Fiscal Year 2000 Performance Overview

During fiscal 2000, continuing with its strategy of growth through acquisitions, NetSol acquired four companies globally. These acquisitions were in United States, Australia, United Kingdom and Germany. In addition, during fiscal 2000 NetSol was awarded the highest revenues from the contracts it entered into.

Global Commercial Market: Highlights

Within the global commercial market, there were several significant contracts granted to NetSol.

Consulting-In fiscal 2000, NetSol was awarded contracts in USA with VoiceStream, Inc. (formerly Omnipoint Technologies); ATS, Inc. In
Australia-St George Bank, GMAC Australia. In UK, The Swindon Schools Systems, Current Drugs, Debis Portfolio Systems.

CMS - by Daimler Chrysler Financial Services ( Australia, Taiwan & Singapore) WFS - by Chrysler Financial Taiwan
EPOS - by Daimler Chrysler Financial Services Australia
EPos for Tung Yung Leasing Company Taiwan
CTG - Outsourcing of Software Development
CFS
         Outsourcing of software Development
         Distribution of NetSol Lease and Finance Products (ePOS, PMS, SMS)

Additionally, NetSol continued to expand in the commercial area during fiscal 2000 through strategic acquisitions. NetSol acquired Network Solutions Group Ltd. located in London, England which specializes in managed network services, including design, configuration, installation, training and support & maintenance. The business derives majority of its business from servicing the education sector in the UK and general and with the Local Education Authorities
(LEAs). This strengthened the Company's position in a sector that is getting considerable attention from the government to improve computer and Internet access for government run schools. This is part of a major UK government initiative known as the NGFL(National Grid for Learning)in England. With the acquisition of Abraxas Software Pty. Ltd., located in Adelaide, Australia, NetSol increased its market presence in the South Asian market. The Company also acquired Mindsources Inc., a company organized under the laws of the State of Virginia with a I/T consulting services specialty. The acquisition of Mindsources was designed to achieve a presence in the east coast's growing IT market. Virginia, Maryland and Washington, D.C. areas are influential in the I/T, software development and consulting industries on the east coast. This gives NetSol USA a good opportunity for marketing NetSol products and services. The acquisition of Mindsources allowed NetSol to further develop some of the new software applications and ultimately launch and market in the US market, changing the name of Mindsources to NetSol

USA. Finally, the Company acquired SuperNet AG, in Frankfurt Germany to establish presence as an Internet Service Provider in Germany. Through SuperNet, the Company has been able to market its offshore software development expertise to German based companies. In February 2000, the Company formed NetSol eR, Inc., a Company formed under the laws of the state of Nevada ("NetSol eR"), a majority owned subsidiary of the Company. NetSol eR will focus on the Internet aspect of the Company.

NetSol eR was formed to create a focused business in the Internet solutions space. This includes entering the Internet connectivity business in virgin territories such as Pakistan. The management believes that the South East Asian region is 5 to 7 years behind the developed world in terms of opportunities for market leadership and profitability in the ISP business. This would be one of the last remaining territories where a "profitable" ISP business model exists for companies that can bring world-class technology infrastructure and a known brand. NetSol eR leveraged this by launching its subsidiary NetSol Connect Pvt. Ltd. which is currently the only IP backbone provider in Pakistan other than state monopoly PTCL. This opens an array of business opportunities, being the provider of bandwidth to multi-national companies, as well as other retail ISPs in the country. The second area of business for NetSol eR is in building eBusiness solutions, proprietary tools and eCommunities. This plan is further implemented by the acquisition of SuperNet AG, Germany and the imminent launch of NetSol eR, USA in Calabasas, California.

SuperNet has two distinct revenue streams. First is from SuperNet's specialization in building Internet communities. They successfully deployed a number of these communities prior to acquisition. Subsequently, a number of new communities have gone online generating millions of page impressions per month e.g. Superflirt.de and Supergamer.de. SuperNet is also filling a big gap in the German market as an e-Business solution provider and integrator. As of September 2000, SuperNet has won three contracts to deploy full blown e-business solutions for Matrix42, World online and iLAS. German market, like the US, is facing a severe shortage of IT resources. For the first time ever it has opened immigration for IT engineers from the Indian sub-continent i.e. Pakistan and India. NetSol is already leveraging this opportunity and is moving a number of its engineers from Lahore, Pakistan to support SuperNet in providing highly sought after skills such as JAVA, EnterpriseJAVA Beans (EJB), Oracle, C++
Visual C, to the German marketplace. The acquisition of SuperNet is executing NetSol's strategy to have presence in the e-commerce space in major regions of Europe, the US and Asia. Our business model allows us to sell services into these markets and benefit from the cost arbitrage that exists as a result of our ability to sell in United States Dollars, British Pounds and German Mark and buy in Rupees. NetSol has effectively and efficiently made entry into e-commerce segment, which has been a strategic part of our business plan.

In March 2000, the Company entered into a Software Distribution Agreement and a Software Development Agreement with CFS Group LTD, a company formed under the laws of the United Kingdom. In the Software Distribution Agreement, the Company granted CFS an exclusive right to sell certain products for 50% of the license fee it obtains from its customers. In the Software Development Agreement, CFS granted certain software development to NetSol. These products (PMS, ePOS, SMS, WFS) are being customized as per CFS requirements for the North American market. They are scheduled to be completed by December 2000. In the meanwhile, CFS has already initiated marketing efforts to sell these products in the North American market. In the Software Development Agreement, CFS granted certain software development to NetSol. Training of NetSol developers on CFS product CLPr has been completed and the software development is being done as per customer requirements at Lahore. Training of NetSol developers on CFS product CLLM is currently underway and is scheduled to be completed by October 2000, and will be followed by Software Development at Lahore.

The Company broke ground for its Technology Campus in January 2000. The campus is expected to house over 3,000 I/T professionals and is approximately 3 acres in size. The campus site is located in the second largest city of Lahore in Pakistan which has a population of 6 million. An educational and cultural center, the city is home to several leading universities of Engineering and Technology founded in 1961 and FAST, the largest computer research and training institute in Pakistan. The city is also the home of The University of Punjab founded in 1882, the oldest university in Pakistan.

The Company selected this site after careful consideration and research of the long-term benefits of the location and return on investment. Due to the fast growth of technology business in Pakistan, the city of Lahore is fast becoming the Silicon Valley of Pakistan. Just recently several multi-national IT related firms have launched their presence in Lahore. The Company is making this investment to attract contracts and projects from blue chips customers from all over the world. This campus will be the first purpose built software building with state of the art technology and communications infrastructure. Initially, the Company anticipated the completion of Phase 1 by fall 2000, but due to the delay in financing activities the completion is expected now in the first quarter 2001. However, the Company has already leased a second building to accommodate the growing numbers of engineers and programmers. After the completion of the first phase, about 600 programmers can be accommodated.

Globally, NetSol has major offices in the United States, Australia, Germany, Pakistan and United Kingdom. The Company provides substantially the same services to its international customers that it provides to its U.S. customers.

PEOPLE AND CULTURE

The Company has developed a strong corporate culture that is critical to its success. Its key values are client-focused timely delivery; leadership; long-term relationships; creativity; openness and transparency; and professional growth. The services provided by NetSol require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, and Presentation and Communication skills. The majority of our software developers are proficient in the English language as English is the second most spoken language in Pakistan and is mandatory in middle schools and high schools.

To encourage the achievement of these values, we reward teamwork and promote individuals who demonstrate these values. NetSol offers all of its employees opportunity to participate in its stock option program. Also, the Company has an intensive orientation program for new employees to introduce our core values and a number of internal communications and training initiatives defining and promoting these core values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based.

There is significant competition for employees with the skills required to perform the services we offer. We believe that we have been successful in our efforts to attract and retain employees, in part because of our emphasis on our core values, training and professional growth. We intend to continue to recruit, hire and promote employees who share our values.

As of June 30, 2000, we had 354 full-time employees; comprised of 295 I/T project personnel, 30 employees in general and administration and 29 employees in sales and marketing. None of our employees are subject to a collective bargaining agreement. We believe that we have excellent relationships with our employees and our attrition rate for the Company is less than 10%.

COMPETITION

A single company or a small number of companies does not dominate the I/T market in which the Company competes. A substantial number of companies offer services that overlap and are competitive with those offered by NetSol. Some of these are large industrial firms, including computer manufacturers and computer consulting firms that have greater financial resources than NetSol and, in some cases, may have greater capacity to perform services similar to those provided by NetSol.

Some of the competitors of the Company are Research Machines, Ltd.; Viglen Computers, Ltd.; and Akhtar, Ltd.; all based in the United Kingdom. In Pakistan our ISP business is in competition with Cybernet, SuperNet, etc. In the software development we are now competing with some of the oldest software houses like Systems Ltd, Techlogix, Softnet and CrestSoft. In the leasing and finance sectors, we have global competition with Data Scan of Atlanta, Decisions Software, Inc., Tenhill, Southpac Australia and a few others. In terms of offshore development, we are in competition with some of the Indian companies such as InfoSys, Satyam, Infoway and others.

Many of the competitors of NetSol have longer operating history, larger client bases, and longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, and public relations resources than NetSol. There are relatively low barriers to entry into the Internet professional services market. As a result, new market entrants pose a threat to NetSol's business. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

CUSTOMERS

Some of NetSol customers include Mercedes Benz Finance - Singapore; Mercedes Benz Leasing - Thailand; Debis Portfolio Systems, UK and Mercedes Benz Finance - Australia. In addition, NetSol provides off shore development and customized I/T solutions to blue chip customers such as ICI of UK, CFS Group, PLC and 1st Net Technologies, Inc., USA. CFS with its recent merger with Decision Systems Inc has now become the number one company in the world in the asset based lending software business. Their customer base has grown to over 650 companies. Our agreement would now, by default, is with the enlarged group. This opens up a significant marketing channel for NetSol. Our agreement to perform customization work for CFS opens the door to their customer base. We would leverage that to offer our offshore development services for the customers' other software needs. No customers singly account for more than 10% of total revenues.

The Internet

The Company is committed to regaining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet, perhaps the purest and most efficient form of direct model, provides greater convenience and efficiency to customers and, in turn, to the Company. Since its launch in April 2000 the Company was receiving in excess of 3,473 visits per month to www.netsol-Intl.com.

Through its Web site, customers, potential customers and investors can access a wide range of information about the Company's product offerings, can configure and purchase systems on-line and can access volumes of support and technical information about the Company.

OPERATIONS

The Company's headquarters are in Calabasas, California. In fiscal 2000, the Company enhanced its internal operation at the parent level by hiring a CFO, in-house corporate counsel and a corporate controller. In addition, the Company engaged a new Investor Relations and Public Relations firm Cramer-Krasselt. The Company plans on moving its headquarters to new larger premises in Calabasas, California by the end of October 2000.

Nearly all of the production and development is conducted at NetSol PVT in Lahore, Pakistan. The majority of the marketing is conducted through NetSol UK, NetSol USA and Abraxas who also service and support the clients in Europe and USA. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions.

NetSol UK's main function is to support and provide consulting services to the UK based customers. NetSol has a staff of IT professionals and administrative personnel to perform these services.

Our newly acquired subsidiary in Germany provides services to the local customers for both Business-to-Business and Business to Customers. This has given NetSol a strong platform to market and penetrate in one of the most dynamic European markets.

NetSol USA functions as the service provider for the US based customers both in the consulting services area as well as in the project management. In addition, the Virginia office provides greater access to the emerging markets on the east coast.

RISK FACTORS

     The following important factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB or presented elsewhere by management from time to time.

IF WE DO NOT ATTRACT AND RETAIN QUALIFIED PROFESSIONAL STAFF, WE MAY NOT BE ABLE TO ADEQUATELY PERFORM OUR CLIENT ENGAGEMENTS, WHICH COULD LIMIT ACCEPT OUR ABILITY TO NEW CLIENT ENGAGEMENTS

The Company's business is labor intensive and our success depends in large part upon our ability to attract, retain, train and motivate highly skilled employees. Because of the rapid growth in the Information Technology sector, there is intense competition for employees who have strategic, experience modeling, creative design, technical and program management experience. In addition, the Internet has created many opportunities for people with the skills we seek to form their own companies or join startup companies and these opportunities frequently offer the potential for significant future financial profit through equity incentives which we cannot match. We may not be successful in attracting a sufficient number of highly skilled employees in the future, or in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED

         Our growth has placed significant demands on our management and other resources. Our revenues increased approximately 97% from 3.5 million (restated) in 1999 to $7.0 million in 2000. Our staff increased from 112 full-time employees at June 30, 1999 to 354 at June 30, 2000. Our future success will depend on our ability to manage our growth effectively, including by:

     - developing and improving our operational, financial and other internal systems;

     - integrating and managing acquired businesses, joint ventures and strategic investments;

     - training, motivating and managing our employees;

     - estimating fixed-price fees and project timeframes accurately;

     - maintaining high rates of employee utilization; and

     - maintaining project quality and client satisfaction.

WE HAVE SIGNIFICANT FIXED OPERATING COSTS, WHICH MAY BE DIFFICULT TO ADJUST IN RESPONSE TO UNANTICIPATED FLUCTUATIONS IN REVENUES

         A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.

An unanticipated termination of a major project, a client's decision not to proceed with a project we anticipated, or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could therefore have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter based on such factors as:

     - the contractual terms and timing of completion of projects;

     - any delays incurred in connection with projects;

     - the adequacy of provisions for losses and bad debts;

     - the accuracy of our estimates of resources required to complete ongoing projects; and general economic conditions.

IF BUSINESSES DO NOT INCREASE THEIR USE OF THE INTERNET AS A MEANS FOR CONDUCTING COMMERCE, OUR REVENUES WILL BE ADVERSELY AFFECTED

     One of the sources of revenue for the Company is use of its software on-line. The Company has spent resources to develop its software so that it will be used via the Internet. The Company's future success depends on the increased acceptance and use of the Internet as a means for conducting commerce. If commerce on the Internet does not continue to grow, or grows more slowly than expected, revenue growth would slow or decline and business, financial condition and results of operations would be materially adversely affected. Consumers and businesses may delay adoption of the Internet as a viable medium for commerce for a number of reasons, including:

     - inadequate network infrastructure;

     - delays in the development of Internet enabling technologies and performance improvements;

     - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

     - delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;

     - changes in, or insufficient availability of, telecommunications services to support the Internet; and

     - failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

INTERNATIONAL EXPANSION OF OUR BUSINESS COULD RESULT IN FINANCIAL LOSSES DUE TO CHANGES IN FOREIGN ECONOMIC CONDITIONS OR FLUCTUATIONS IN CURRENCY AND EXCHANGE RATES

We expect to continue to expand our international operations. We currently have offices in the United Kingdom, Germany, Pakistan and Australia. We have limited experience in marketing, selling and providing our services internationally. International operations are subject to other inherent risks, including:

     - recessions in foreign countries;

     - fluctuations in currency exchange rates;

     - the scheduled conversion to the euro by most European Union members;

     - difficulties and costs of staffing and managing foreign operations;

     - reduced protection for intellectual property in some countries;

     - political instability or changes in regulatory requirements or overthrowing the current government in the foreign countries; and

     - U.S. imposed restrictions on the import and export of technologies.

WE DEPEND HEAVILY ON A LIMITED NUMBER OF CLIENT PROJECTS AND THE LOSS OF ANY WOULD ADVERSELY AFFECT OUR OPERATING RESULTS

         We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for whom we perform large projects. In 2000, our largest clients accounted for approximately 15% of our revenues. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO ACHIEVE ANTICIPATED BENEFITS FROM ACQUISITIONS, JOINT VENTURES AND STRATEGIC INVESTMENTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED

         During the past year, we have completed four acquisitions and entered into one alliance. The anticipated benefits from these and future acquisitions, joint ventures and strategic investments may not be achieved. For example, when we acquire a company, we cannot be certain that customers of the acquired business will continue to do business with us or that employees of the acquired business will continue their employment or become well integrated into our operations and culture. The identification, consummation and integration of acquisitions, joint ventures and strategic investments require substantial attention from management. The diversion of the attention of management relating to these activities, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations.

IF ANY CLIENTS UNEXPECTEDLY TERMINATE THEIR CONTRACTS WITH US OUR BUSINESS COULD BE ADVERSELY AFFECTED

         The client with limited advance notice and without significant penalty can cancel some of our contracts. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client's project. The cancellation or a significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

OUR STOCK PRICE IS VOLATILE AND MAY RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS

         The trading price of our common stock could be subject to wide fluctuations in response to:

     - quarterly variations in operating results and our achievement of key business metrics;

     - changes in earnings estimates by securities analysts;

     - any differences between reported results and securities analysts' published or unpublished expectations;

     - announcements of new contracts or service offerings by us or our competitors;

     - market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

     - general economic or stock market conditions unrelated to our operating performance.

         In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES, OUR COMPETITIVE POSITION WILL SUFFER

         Our markets and the technologies used in our solutions are characterized by rapid technological change. Failure to respond in a timely and cost-effective way to these technological developments would have a material adverse effect on our business, financial condition and results of operations. We expect to derive a substantial portion of our revenues from providing software that is based upon leading technologies and that is capable of adapting to future technologies. As a result, our success will depend on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. We may not be successful in addressing future developments on a timely basis. Our failure to keep pace with the latest technological developments would have a material adverse effect on our business, financial condition and results of operations.

WE FACE SIGNIFICANT COMPETITION IN MARKETS THAT ARE NEW AND RAPIDLY CHANGING

         The markets for the services we provide are highly competitive. We believe that we currently compete principally with strategy consulting firms, Internet professional services firms, systems integration firms, software developers, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face competition from new entrants into our markets.

     We believe that the principal competitive factors in our markets include:

     - ability to integrate strategy, experience modeling, creative design and technology services;

     - quality of service, speed of delivery and price;

     - industry knowledge;

     - sophisticated project and program management capability; and

     - Internet technology expertise and talent.

     We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

     - the ability of our competitors to hire, retain and motivate professional staff;

     - the development by others of Internet services or software that is competitive with our solutions; and

     - the extent of our competitors' responsiveness to client needs.

There can be no assurance that we will be able to compete successfully in our markets.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY SOFTWARE, OUR BUSINESS COULD BE ADVERSELY AFFECTED

         Our success depends, in part, upon our proprietary software and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into these agreements, and limit access to and distribution of our proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against us in the future, or that if asserted that any infringement claim will be successfully defended. A successful claim against us could materially adversely affect our business, financial condition and results of operations.

WE MAY NOT HAVE THE RIGHT TO RESELL OR REUSE SOFTWARE DEVELOPED FOR SPECIFIC CLIENTS

         A portion of our business involves the development of software for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses. Some clients have prohibited us from marketing the software developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use solutions can be complicated and there can be no assurance that disputes will not arise that affects our ability to resell or reuse these solutions. Any limitation on our ability to resell or reuse a solution could require us to incur additional expenses to develop new solutions for future projects.

WE ARE DEPENDENT ON OUR KEY PERSONNEL

         Our success will depend in large part upon the continued services of a number of key employees, including Messrs. Salim Ghauri, Najeeb Ghauri and Naeem Ghauri. The loss of the services of either of these or of one or more of our other key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more of our key employees resigns from NetSol to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

ITEM 2 - PROPERTIES

         The Company currently leases approximately 800 square feet office facility in Calabasas, California as its headquarters. The month-to-month lease requires monthly payments of approximately $2,300. The Company plans to move to new headquarters with its subsidiary NetSol eR, Inc. by the latest, end of October 2000, to new facilities in Calabasas, California. The new facilities, which will house NetSol eR and NetSol, are approximately 4,690 rentable square feet and the monthly rent for both NetSol eR and NetSol is $11,490.50 per month. The term of this new lease is for seven years. The new facilities are located at 24025 Park Sorerento, Calabasas, CA. 91302.

Other Leased properties as of
September 30, 2000
----------------------- Approximate Square Feet          Purpose/Use
Australia................1,250                           Computer and General Office Facility
Germany................ 2,450                            Computer and General Office Facility
Pakistan................30,000                           Computer and General Office Facility
United Kingdom...........2,400                           General Office
Virginia...............  1,254                           General Office

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2001 through 2004.

Technology Campus

The Company broke ground for its Technology Campus in January 2000. The campus is expected to house over 3,000 I/T professionals and is approximately 3 acres in size. The campus site is located in the second largest city of Lahore in Pakistan which has a population of 6 million. An educational and cultural center, the city is home to several leading universities of Engineering and Technology founded in 1961 and FAST, the largest computer research and training institute in Pakistan. The city can boast for The University of Punjab founded in 1882, the oldest university in Pakistan.

NetSol selected this site after careful consideration and research of the long-term benefits of the location and return on investment. Due to the fast growth of technology business in Pakistan, the city of Lahore is fast becoming the Silicon Valley of Pakistan. Just recently quite a few multi-national IT related firms have launched their presence in Lahore. NetSol is making this investment to ultimately attract much bigger contracts and projects from the major and blue chips customers from all over the world. This campus will be the first and fully dedicated software building with state of the Art technology and communications infrastructure. Initially, NetSol anticipated the completion of Phase 1 by fall 2000, but due to the delay in financing activities the completion is expected now in the first quarter 2001. However, the company has already leased a second building to accommodate the growing numbers of engineers and programmers. After the completion of phase 1, about 600 programmers can be accommodated.

ITEM 3 - LEGAL PROCEEDINGS

The Company is currently party to one dispute filed by its former Chief Financial Officer which involves litigation. The Company is currently defending the action and believes it will win on its merits.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION. Common stock of NetSol International, Inc. is listed and traded on NASDAQ Small Cap under the ticker symbol "NTWK."

As of September 15, 2000, the number of registered shareholders of the Company's common stock was 143. This does not include the holders that have their shares held in a depository trust in "street" name. As of September 30, 2000, 11,006,373 shares have been issued and outstanding.

The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the NASDAQ for each quarter during the last two calendar years and through September 30, 2000.

             Calendar        2000                    1999
             Quarter
                             High    Low             High   Low
             1st             65      46.25           3.03   2.75
             2nd             48.75   16.06           3.43   2.50
             3rd             25.50   18.12           5.12   4.93
             4th             Not Available           18.56  8.56


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

Business Combinations

THE COMPANY COMPLETED FOUR BUSINESS COMBINATIONS DURING THE YEAR ENDED JUNE 30, 2000. THESE ARE LISTED BELOW IN CHRONOLOGICAL ORDER.

ACQUISITION OF MINDSOURCES, INC.

On August 13, 1999, the Company, through its wholly owned subsidiary, NetSol USA, Inc. acquired 100% of the outstanding capital stock of Mindsources, Inc., a Virginia, USA based company, through the issuance of 250,000 shares of Rule 144 restricted common shares (two year restriction placed on these shares) of the Company for an aggregate purchase price of approximately $1,260,000. This acquisition was accounted for using the purchase method of accounting under Accounting Principles Bulletin No. 16 ("APB 16"), and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management on the date of acquisition, which approximated net assets of $900,000. The Company allocated the purchase price to customer lists acquired, and this amount is being amortized straight line over 15 years from the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired, approximately $360,000, was recorded as goodwill, and is being amortized straight line over the estimated useful life of 15 years from the date of acquisition.

ACQUISITION OF NETWORK SOLUTIONS LIMITED

On August 18, 1999, the Company acquired 100% of the outstanding capital stock of Network Solutions Group Limited and Subsidiaries, a United Kingdom Company, through the issuance of 155,000 shares of Rule 144 restricted common shares of the Company for an aggregate purchase price of approximately $940,000. This acquisition was accounted for using the purchase method of accounting under APB 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which approximated the negative net book value of $700,000. The management of the Company allocated approximately $600,000 to customer list, which is being amortized straight line over 15 years from the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired, approximately $1,040,000, was recorded as goodwill, and is being amortized straight line over the estimated useful life of 15 years from the date of acquisition.

ACQUISITION OF ABRAXAS AUSTRALIA PTY, LIMITED

On January 3, 2000, the Company issued 150,000 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of Abraxas Australia Pty, Limited, an Australian Company. This business combination was accounted for using the pooling of interest method of accounting under APB 16, and accordingly, the audited financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. Selected financial information of the combining entities under the pooling of interest method of Business Combination is presented below.

ACQUISITION OF SUPERNET AG

On May 2, 2000, the Company issued 425,600 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of SuperNet AG, a German Company. This business combination was accounted for using the pooling of interest method of accounting under APB 16, and accordingly, the audited financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. Selected financial information of the combining entities under the pooling of interest method of Business Combination is presented below.

Due to the pooling of interest method of accounting for the acquisitions of Abraxas and SuperNet AG, the consolidated financial statements are restated to show the effects of the acquired business as if they were acquired at the beginning of the earliest period presented in the current audited financial statements. Thus, the consolidated income statement for the year ended June 30, 1999 has been appropriately restated as is presented here to allow for a meaningful comparative discussion of results of operations for the years ended June 30, 2000 to June 30, 1999.

RESTATEMENT OF CONSOLIDATED INCOME STATEMENT FOR THE YEAR ENDED JUNE 30, 1999:

                           SUPERNET AG      ABRAXAS       NETSOL INTERNATIONAL  TOTAL CONSOLIDATED
                                                                                & RESTATED
Net Revenue                $24,100          $519,714      $3,002,107            $3,545,921
Operating Expenses         $220,829         $259,134      $2,872,953            $3,352,907
Net income (loss)          $(286,106)       $48,561       $(1,756,234)          $(1,993,770)
Before extraordinary Item
Extraordinary item-gain    -                -             $129,500              $129,500
on
Extinguishments of debt
Net income (loss)          $(286,106)       $48,561       $(1,626,734)          $(1,864,279)
Net loss per share-basic                                  $(0.44)               $(0.43)
and diluted

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

Net revenues for the year ended June 30, 2000 were 6,984,539 compared to 3,545,921 (restated) for the year ended June 30, 1999. This amounts to an increase of approximately 97% from the prior year after the restatement, or approximately 132% before restatement of the prior year due to pooling of interest accounting treatment as discussed above. Net revenues is broken out among the subsidiaries as follows:

                                        2000                1999 (restated)
NetSol UK/Network Solutions          $2,106,041               $2,236,219
Group
NetSol PK                            $3,325,478               $765,888
Abraxas                              $  355,693               $519,714
SuperNet AG                          $  309,389               $24,100
MindSource, Inc.                     $  887,938               $ n/a

Total Net Revenues                   $6,984,539               $3,545,921


The Company experienced a significant revenue increase from the prior year for NetSol PK. This was attributable to several factors. NetSol PK was awarded several new projects for the fiscal year 2000 relating to lease and finance applications from various new and repeat customers, as compared to the prior year where revenues were generated more from consulting services. NetSol PK also added CFS, First Net Technologies and some local industries in Pakistan as new customers. Due to the maturity of the lease and finance products, The Company is positioning itself to market these licenses to the North American and other global markets. The Company anticipates the growth pattern for NetSol PK to continue to grow steadily in the coming fiscal year due to product maturity and market demand with several existing customers, among them CFS, Daimler-Chrysler and other leasing and finance companies. NetSol PK anticipates benefiting from the September 2000 acquisition made by CFS of Decision Systems, Inc. by having a larger customer base and marketing resources. The Company experienced a downturn in its consulting revenues in the UK markets in fiscal 2000 compared to fiscal 1999. The acquisition of Network Solutions Group in Fiscal 2000 (terms of the acquisition discussed above) caused the Company to experience integration challenges such as employee retention, which affected the business adversely. The downturn in consulting revenues was largely attributable to a decrease in network services caused by a slowdown in new orders a result of the well-publicized Y2K problem. Management has now streamlined the operations group by hiring new key employees and reducing overhead expenses significantly. This strategy will assist the UK operations in obtaining higher revenues and improved operating results. Through a strategic acquisition of Abraxas Australia, the Company wanted to provide products and services to existing and potential new customers in Australia. Abraxas experienced a downturn in revenues in fiscal 2000 from fiscal 1999 due largely to delays by customers caused by Y2K related problems. Abraxas has key software products, which are being developed in NetSol PK development facility, which will be marketed in Australia as well as other markets. These products are targeted towards the banking, insurance and leasing and finance industries. Management believes that the prospects for the future of Abraxas are to have steady sales growth because of an enhanced product line and by expanding its customer base. Another strategic acquisition was the acquisition of Mindsources, Inc. by NetSol USA, a wholly owned subsidiary of the Company, for the purpose of launching the Company's presence in North America. The Company is aligning itself to seize the opportunities in the growing IT consulting and services industry along the East coast of North America. Outsourcing IT professionals at competitive prices is the primary generator of Mindsources revenues. Since the acquisition in August 1999, Mindsources generated revenues of $887,938. The Company believes that a steady, yet strong sales growth is for fiscal 2001 is reasonable based upon new business generated since year end and the ability to further penetrate the IT market.

Gross profit improved to 48.7% of revenues in fiscal 2000, compared to 42.9% in fiscal 1999 (restated due to pooling of interest accounting). The improvement is largely based upon the growth of revenues in NetSol PK as NetSol PK contributes a strong gross profit percentage to the overall consolidated financial statements. 1999 margins were also strong and the Company was working on increasing its revenue volume in fiscal 2000 to capitalize on the strong contributions made by not only NetSol PK, but also the other subsidiaries.

Operating expenses were $7,292,993 for the year ended June 30, 2000 as compared to $3,352,907 (restated from $2,872,953 per table above due to pooling of interest accounting) for the year ended June 30, 1999. During the years ended June 30, 2000 and 1999, the Company issued 252,500 and 235,000 restricted Rule 144 common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $1,017,575 and $710,866 for the years ended June 30, 2000 and 1999, respectively. During the years ended June 30, 2000 and 1999, the Company recorded depreciation and amortization expense of $1,408,873 and $359,814 for the years ended June 30, 2000 and 1999, respectively. The increase in the current fiscal year is attributable to the amortization of goodwill and other intangible assets for a full twelve months, as opposed to approximately 3 months in the prior fiscal year. Operating expenses have also increased as a result of higher salaries and related costs primarily due to additional staff at all levels of the Company. Operating results for both fiscal 2000 and 1999 were impacted as the Company applied pooling of interest accounting rules to two of its four acquisitions - Abraxas in Australia and SuperNet AG of Germany. Its consolidated statement of operations includes the operations of both Abraxas and SuperNet AG for both years ended June 30, 2000 and June 30, 1999. This resulted in the inclusion of net revenues of $665,082 and $543,814, and operating expenses of $782,961 and $479,954 for the years ended June 30, 2000 and June 30, 1999, respectively. The Company also incurred acquisition costs directly related to these two acquisitions of $155,750 that is appropriately included in current year operating expenses.

Net loss was $3,401,076 for the year ended June 30, 2000 as compared to $1,864,279 (restated) for the year ended June 30, 1999. This resulted in a loss per share, basic and diluted, of $0.35 for fiscal 2000 as compared with $0.43 (restated) for fiscal 1999.

The Company's cash position was $4,731,046 at June 30, 2000. This is presented on the audited financial statements as $2,981,046 as cash and cash equivalents, and a total $1,750,000 as certificates of deposit, of which $750,000 is included in other assets.

During the second and third quarters of the year ending June 30, 2000, a principal stockholder, purchased and sold shares of the Company's common stock on the public market within the same six month period in connection with Section 16(b) of the Securities and Exchange Act of 1934. The Short Swing Profits of $1,427,145 arising from the sale of these shares of common stock were recovered by the Company in June 2000 and are presented as a contribution to additional paid in capital in the statement of stockholders' equity in the audited financial statements.

Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets resulting for the net operating losses are reduced in full by a valuation allowance.

Liquidity And Capital Resources

At June 30, 2000, the Company's working capital (Current assets less current liabilities) totaled $4.73 million, an increase of $5.09 million since June 30, 1999 (June 30, 1999 restated for pooling of interest accounting as discussed previously and in footnotes to audited financial statements). The Company utilizes working capital to fund both existing operations, for anticipated capital expenditures and further development of new business. At June 30, 2000, due to its strong cash position, the Company has elected to not set up a revolving credit facility, but is evaluating various financing activities which will enable the Company to execute it business plan and meet its capital demands in the coming year. The Company's principle capital requirements have been to fund acquisitions, working capital, and capital expenditures. The Company does not believe that the nature of their software sales contracts will have a negative material impact upon its liquidity. In the opinion of management, the Company currently has sufficient funds and adequate financial sources available to provide it with liquidity to meet its current foreseeable cash needs for at least the next year. Management believes that its anticipated cash flows from financing and investing activities, existing cash balances and any newly sought after borrowings and private raises, will be sufficient for the foreseeable future to finance anticipated working capital requirements and capital expenditures.

Dividends and Redemption

It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since the Company's inception and is expected to continue, but is subject to regular review by the Board of Directors.

Year 2000

As previously reported in the Company's fiscal 1999 10-KSB, the Company did not experience any significant problems caused by year 2000 issues related to the Company's internal systems, contractual obligations to customers or non-performance of suppliers in December 1999 and continuing on to the year 2000. Based on currently available information, the Company does not expect any future year 2000 issues.

Euro Introduction

On January 1, 1999 the euro currency was introduced in 11 of the 15 member countries in the European Union. Although euro notes and coins will not be available until the latter part of the transition period in 2002, the euro is traded on the currency exchanges and is available for non-cash transactions.

The Company was ready by January 1, 1999 to deal with any customer or supplier who wished to transact in euros and all European intercompany transactions since January 1,1999 have been invoiced and settled in euros in the participating countries. The Company's European operations has completed the development of the infrastructure that provides all the internal systems functionality required to deal with the euro during the transition period and thereafter. The transition period lasts until July 2002 when the national currencies will no longer be legal tender. The incremental system cost to NetSol of introducing the euro will not be material.

As of June 30, 2000, the transition to the euro has not resulted in any material adverse impact on NetSol's financial position or results of operations. All of the contracts NetSol enters into are either in U.S. dollars or pound sterling. NetSol does not believe or expect the conversion to have a material impact on its overall financial position or results of operations.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 by deferring its effective date by one year to fiscal years beginning after June 15, 2000. The Company anticipates that due to its limited use of derivative instruments, if any, the adoption of SFAS No. 133 will not have a material impact on its consolidated financial position or results of operations.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of internal use computer software costs provided that certain criteria are met. These capitalized software costs will be amortized on a straight-line basis over the useful life of the software. The adoption of this statement had no material impact on the company's consolidated financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000, the SEC issued SAB 101A "Amendment:

Revenue Recognition in Financial Statement" which delays implementation of SAB
101. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which also delays the implementation of SAB 101.. NetSol will adopt SAB 101, 101A and 101B and is currently in the process of evaluating the impact, if any, of these on its consolidated financial position or results of operations. In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretations clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a no compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option of award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions of the Interpretation cover specific events that occur after December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before, the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

Forward-Looking Statements

  All statements contained in this annual report, or in any document filed by the Company with the Securities and Exchange Commission, or in any press release or other written or oral communication by or on behalf of the Company, that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company's expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

  These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control that could cause actual results to differ materially from the results described in such statements. These Factors include, without limitation, the following: (i) competitive pressures; ii) the Company's ability to consummate strategic acquisitions and alliances;(iii) the Company's ability to attract and retain key personnel; (iv) changes in the demand for information technology outsourcing and business process outsourcing;
(v) changes in U.S. federal government spending levels for information technology services; (vi) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (vii) changes in the financial condition of the Company's commercial customers; (viii) the future profitability of the Company's customer contracts, and (ix) general economic conditions and fluctuations in currency exchange rates in countries in which we do business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

The Company has minimal fixed-rate long-term debt obligations, short-term commercial paper and other borrowings subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on the Company's future earnings or cash flows Foreign Currency

During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency (Pound Sterling). Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. The Company generally manages these transactions by ensuring costs to service contracts are incurred in the same currency in which revenue is received. Short-term contract financing requirements are met by borrowing in the same currency. By matching revenues, costs and borrowings to the same currency, the Company has been able to substantially mitigate foreign currency risk to earnings. If necessary, the Company may also use foreign currency forward contracts or options to hedge exposures arising from these transactions. The Company does not foresee changing its foreign currency exposure management strategy.

The accounts of Network Solutions Group Ltd. and NetSol UK, Limited use the British Pounds, Network Solutions PK, Ltd. and NetSol Connect PVT, Ltd. use Pakistan Rupees, NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar, Supernet AG uses the German Mark, NetSol International, Inc. NetSol USA, Inc. and NetSol eR, Inc. use the U.S. dollars as their functional currencies. Exchange gains and losses that result from translating functional currency amounts into reporting currency amounts (US dollars) are reported as other comprehensive income. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. A foreign currency translation gain of $22,847 at June 30, 2000 (not material at June 30, 1999) is classified as other comprehensive income in the stockholders' equity section of the consolidated balance sheet.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM     9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The Board of Directors elects the executive officers of the Company annually. Each year the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

Executive Officers of the Registrant

Name               Age    Year First       Term as Officer     Positions Held with    Family Relationship
                          Elected                              The Registrant
                          As An Officer
Salim Ghauri*      45     1999             Indefinite          Chief Executive        Brother to Naeem
                                                               Officer                And Najeeb Ghauri

Najeeb Ghauri*     46     1997             Indefinite          President              Brother to Naeem and
                                                                                      Salim Ghauri

Naeem Ghauri*      43     1999             Indefinite          Chief Operating        Brother to Najeeb and
                                                               Officer                Salim Ghauri

Aiesha Ghauri      33     1999             Indefinite          Secretary              Wife to Najeeb Ghauri

Syed Husain        45     2000             Indefinite          Chief Financial        None
                                                               Officer

--------
* Director of the Company

Business Experience of Officers

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

         NAJEEB U. GHAURI is the President and Director of the Company since 1997. Mr. Ghauri is responsible for the managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company ("ARCO"), a Fortune

500 company, from 1987-1997. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1983.

         NAEEM GHAURI is the Chief Operations Officer and Director of the Company since 1999. Mr. Ghauri is also the managing Director of NetSol UK Ltd., a wholly owned subsidiary of the Company located in Milton Keyes, England. Prior to joining the NetSol team, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., a subsidiary of Daimler-Chrysler, Germany from 1994-1999. Mr. Ghauri supervised over 200 project managers, software developers, analysts and users in nine European countries. Mr. Ghauri has his B.S. in computer science from Brighton University, United Kingdom, and a diploma in programming and maintenance from Computer Learning Center in Los Angeles, California.

         AIESHA GHAURI is the Secretary of the Company since 1999. NetSol has employed Ms. Ghauri over 2 years as corporate secretary. Her combined experience includes retail banking, retail and corporate loans, IPOs and SEC corporate administration with Manhattan West, Inc. As the Corporate secretary, Ms. Ghauri is responsible for all corporate and administrative matters and works closely with legal advisors, auditors and corporate bankers and company board and management.

         SYED HUSAIN is the Chief Financial Officer of the Company since April 2000. Mr. Husain joins NetSol International from General Electric where he was Consultant Program Director of Global Financial Risk Management. He was responsible for the delivery of financial, operational and risk management services to global investment banks. Prior to joining General Electric, Mr. Husain managed global implementations of the financial, operational and reporting processes as well as corporate, treasury and investment banking systems at Andersen Consulting. Mr. Husain is responsible for all aspects of financial management, controls, investment banking relationships and compliance of all regulatory filings and requirements. Mr. Husain has a B.S from The University of Punjab, Pakistan and has attended many advanced level business related courses with GE and Anderson Consulting in the USA and Europe.

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

         The following disclosure is based solely upon a review of the Forms 3 and 5 and any amendments thereto furnished to the Company during the Company's fiscal year ended June 30, 2000. Based on this review, no individuals who were directors, officers and beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Forms 3 and 5.

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

                                             SUMMARY COMPENSATION TABLE

Name and Principal position        Year Ended    Annual            Bonus         Awards Restricted        Underlying Options (4)
                                                 Compensation(1)                 Stock Securities (3)
Najeeb U. Ghauri,                  2000          $100,000          -0-           735,000(14)              20,000(8)
President, Director                1999           100,000          -0-           705,000                  100,000(9)
                                                                                                          150,000(5)
                                                                                                          150,000(5)

Naeem Ghauri, Chief Operations     2000          $150,000          -0-           1,376,416                20,000(8)
Officer, Director                  1999           150,000          $30,000 (11)  1,157,666                150,000(5)
                                                                                                          150,000 (5)

Salim Ghauri,                      2000          $100,000          -0-           1,386,416                20,000 (8)
Chief Executive Officer, Director  1999           100,000          -0-           1,170,666                150,000 (5)
                                                                                                          150,000 (5)

Aiesha Ghauri, Secretary           2000          $24,000           -0-           -0-                      10,000 (16)
                                   1999          N/A               N/A           N/A                      N/A

Syed Husain, Chief Financial       2000          $100,000          -0-           -0-                      50,000 (12)
Officer                            1999          N/A               N/A           N/A                      N/A

Shahab Ghauri, Director            2000          -0-               -0-           1,236,416                20,000(8)
                                   1999          -0-               -0-           1,301,666                20,000 (10)

Irfan Mustafa, Director            2000          -0-               -0-             140,000                20,000(8)
                                   1999          -0-               -0-             120,000                20,000 (7)
                                                                                                          45,000 (6)

Waheed Akbar, Director             2000          -0-               -0-           -0-                      20,000 (8)
                                   1999                            N/A           N/A

Cary Burch, Director               2000          -0-               -0-           -0-                      20,000 (8)
                                   1999                            N/A           N/A

All Officers and Directors as a    2000          $474,000          -0-           4,377,998                170,000(8)
Group (9 Persons)                  1999           450,000          30,000        4,454,998                1,185,000

----------

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal 2000. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits, if any, cannot be ascertained.

(2) No officers received or will receive any long-term incentive plan (LTIP) payouts or other payouts during fiscal 1999.

(3) All stock awards are shares of Common Stock of the Company.

(4) All securities underlying options are shares of Common Stock of the Company.

(5) Includes 150,000 options granted under the Employment Contract between the Company and Employee at an exercise price of $2.50 vesting in April 2000; additional 150,000 options granted under the Employment Contract between the Company and Employee at an exercise price of $3.50. The later 150,000 options have not vested, they will vest in April 2001. All underlying shares are restricted under Rule 144.

(6) Includes 20,000 options granted to each Director for the term 1998-1999 at an exercise price of $1.44 for five years from May 18, 1999; includes 25,000 options granted as Chairman of the Board at an exercise price of $1.44 for five years from May 18, 1999;

(7) Includes 20,000 options granted to each Director for the term 1998-1999 at an exercise price of $1.44 for five years from May 18, 1999.

(8) Includes 20,000 Options granted to each Director of the Company for the 1999-2000 term at an exercise price of $5.00 to vest at the end of the term. Options are for a five-year term from September 1999.

(9) Includes 100,000 options granted to Najeeb Ghauri as the officer of the Company in February 2000 with an exercise price of $19.00 per share. The options vested immediately and the underlying shares are for Rule 144 shares. The options have a term of five years from date of grant.

(10) Includes 20,000 Options granted to Officers of NetSol UK in August 1999, at an exercise price of $5.00 to vest one year from the date of grant. Options are for a term of five years from August 1999.

(11) Naeem Ghauri received a signing bonus upon the execution of his employment agreement dated April, 17, 1999.

(12) Includes 50,000 Options granted to Mr. Husain as part of his compensation with an exercise price of $21 to vest at the end of one year from May, 2000. Options are for a term of five years from May 2000.

(13) The Company entered into an Agreement with Mr. Mustafa whereby he would advise the Company on marketing strategies, develop investor relations and develop strategic alliances. In addition, Mr. Mustafa is to assist the board of directors on mergers, acquisitions and other business combinations.

the date of grant which is September 1999. All underlying shares are restricted under Rule 144.

(14) Mr. Ghauri pledged 448,750 of his shares as collateral to obtain a margin loan. The financial institution provided the loan under the condition that the stock price not fall below $20 per share. Should it falls below $20, then the financial institution would force sale of the shares to recover the loan amount. Due to a decline in NetSol's stock price, the financial institution demanded the entire loan be paid back. Mr. Ghauri returned majority portion of the loan; however, between September 15 and September 30, 2000, the financial institution sold 72,900 shares to cover the loan.

(15) Dr. Akbar participated in a Private Placement in August 1999 underwritten by the Company and obtained such shares in that offering.

(16) Ms. Ghauri was given 10,000 options under the Company's Stock Option Plan granted in May 2000 with an exercise price of $20.00. The options are for a term of five years from May 2000.

EMPLOYMENT AGREEMENTS

         On April 17, 1999, Messrs. Najeeb Ghauri, Salim Ghauri and Naeem Ghauri each executed employment agreements with the Company for a term of three (3) years.

COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending Directors' Meetings. In addition, the Company has granted to each of its seven directors 20,000 options to purchase common stock of the Company under the Company's Incentive and Nonstatutory Stock Option Plan. The options vest at the end of the director's term in November 2000, with an exercise price of $5.00. These options were granted in September 1999.

ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 30, 2000, by (i) each person who is known to the Company to own beneficially more than 10% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

---------------------------- ------------- ------------------------
                                                        Percentage
                             Number of                Beneficially
               Name          Shares(1)                       owned

---------------------------- ------------- ------------------------
Najeeb Ghauri                   735,000                    6.7%
---------------------------- ------------- ------------------------

Naeem Ghauri                  1,376,416                    12.5%
---------------------------- ------------- ------------------------



Irfan Mustafa                   140,000                     1.3%
---------------------------- ------------- ------------------------

Salim Ghauri                  1,386,416                    12.6%
---------------------------- ------------- ------------------------
Aiesha Ghauri                 -0-                *
---------------------------- ------------- ------------------------
Syed Husain                   -0-                *
---------------------------- ------------- ------------------------
Shahab Ghauri                 1,236,416                    11.2%
---------------------------- ------------- ------------------------
Cary Burch                    -0-                *
---------------------------- ------------- ------------------------
Waheed Akbar                    35,000           *
---------------------------- ------------- ------------------------
Blue Water Master Fund LP(2)  2,115,900                    19.22%
---------------------------- ------------- ------------------------
All officers and directors
as a group (9 persons)        4,909,248                    44.6%
---------------------------- ------------- ------------------------

----------

*   Less than one percent or Zero

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

    (2) Blue Water Master Fund LP reported its holdings on Schedule 13D/A as filed with the Securities and Exchange Commission on April 27, 2000.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In September 1999, the Company entered into a Consulting Contract with one of the directors of the Company, Irfan Mustafa, for Mr. Mustafa to develop and advise the Company on marketing strategies, develop investor relations and develop strategic alliances. In addition, Mr. Mustafa is to assist the board of directors in mergers, acquisitions and other business combinations. The Company's management believes that the terms of these transactions are no less favorable to the Company than would have been obtained from an unaffiliated third party in similar transactions. All future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the disinterested directors.

                                                   PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM

    Exhibits

      3.1 Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997(1)

      3.2   Bylaws of Mirage Holdings, Inc., dated March 18, 1997(1)

      3.3   Amendment to Articles of Incorporation dated May 21, 1999 (2)

     10.1   Lease Agreement for Calabasas executive offices

     10.2   Company Stock Option Plan dated May 18, 1999 (2)

     10.3 Employment Agreement, dated April 17, 1999 by and between Mirage Holdings, Inc. and Najeeb U. Ghauri (2)

     10.4 Employment Agreement, dated April 17, 1999 by and between Mirage Holdings, Inc. and Salim Ghauri (2)

     10.5 Employment Agreement, dated April 17, 1999 by and between Mirage Holdings, Inc. and Naeem Ghauri (2)

     10.6   Consulting Contract between Irfan Mustafa and NetSol International,
            Inc.

     21.1   A list of all subsidiaries of the Company

      27    Financial Data Schedule

      ---------------------

(1) Incorporated by reference to Registration Statement No. 333-28861 on Form SB-2.

(2)   Incorporated by reference to 10K-SB filed September 28, 1999.

                                    SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NetSol International, Inc.

Date:     October 12, 2000                      BY:/S/ NAJEEB U. GHAURI
      ------------------------              --------------------------------
                                                       Najeeb U. Ghauri
                                                       President

Date:     October 12, 2000                      BY:/S/ Syed Husain

      ------------------------              --------------------------------
                                                       Syed Husain
                                                       Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:      October 12, 2000                     BY:/S/ NAJEEB U. GHAURI
      ----------------------                ---------------------------------
                                                       Najeeb U. Ghauri
                                                       President and Director

Date:       October 12, 2000                    BY:/S/ SALIM GHAURI
      --------------------------            ---------------------------------
                                                       Salim Ghauri
                                                       Chief Executive Officer,
                                                       Director

Date:       October 12, 2000                    BY:/S/ NAEEM GHAURI
      --------------------------            ---------------------------------
                                                       Naeem Ghauri
                                                       Chief Operating Officer,
                                                       Director

Date:       October 12, 2000                    BY:/S/ SYED HUSAIN
      --------------------------            ---------------------------------
                                                       Syed Husain
                                                       Chief Financial Officer

Date:       October 12, 2000                    BY:/S/ AIESHA GHAURI
      --------------------------            ---------------------------------
                                                       Aiesha Ghauri
                                                       Secretary

Date:       October 12, 2000                    BY:/S/ SHAHAB GHAURI
      --------------------------            --------------------------------
                                                       Shahab Ghauri
                                                       Director

Date:       October 12, 2000                    BY:/S/ IRFAN MUSTAFA
      --------------------------            --------------------------------
                                                       Irfan Mustafa
                                                       Director

Date:       October 12, 2000                    BY:/S/ NAEEM GHAURI
      --------------------------            --------------------------------
                                                       Naeem Ghauri
                                                       Chief Operating Officer

Date:       October 12, 2000                    BY:/S/ WAHEED AKBAR
      --------------------------            --------------------------------
                                                       Naeem Ghauri
                                                       Director

Date:      October  12, 2000                     BY:/S/ CARY BURCH
      --------------------------            -------------------------------
                                                       Cary Burch
                                                       Director

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY MIRAGE HOLDINGS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2000 AND 1999








                                    CONTENTS

                                                                          Page
                                                                          ----
INDEPENDENT AUDITORS' REPORT                                                1

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                                2
  Consolidated Statements of Operations                                     3
  Consolidated Statement of Stockholders' Equity                           4-5
  Consolidated Statements of Cash Flows                                    6-7
  Notes to Consolidated Financial Statements                              8-23

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Netsol International, Inc. and subsidiaries (formerly
  Mirage Holdings, Inc.)
Calabasas, California


We have audited the accompanying consolidated balance sheet of Netsol International, Inc. and subsidiaries (formerly Mirage Holdings, Inc.) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Network Solutions PVT, Ltd., Netsol UK, Limited, Network Solutions Group and Subsidiaries, Netsol-Abraxas Australia Pty Ltd. and Netsol Connect PVT, Ltd., wholly owned subsidiaries, whose statements reflect combined total assets of $7,100,000 as of June 30, 2000 and combined total net revenues of $6,096,000 and $3,546,000 for the two years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Network Solutions PVT, Ltd., Netsol UK, Limited, Network Solutions Group and Subsidiaries, Netsol-Abraxas Australia Pty Ltd. and Netsol Connect PVT, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsol International, Inc. and subsidiaries as of June 30, 2000, and the results of its consolidated operations and its cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.





/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
September 26, 2000

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET - JUNE 30, 2000



                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $  2,981,046
  Certificates of deposit                                         1,000,000
  Accounts receivable                                             2,768,036
  Other current assets                                              229,414
                                                               ------------

          Total current assets                                 $  6,978,496

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                       2,490,151

OTHER ASSETS                                                      1,727,601

INTANGIBLES:
  Product licenses, renewals, enhancements,
    copyrights, trademarks and tradenames, net                    4,664,889
  Customer lists, net                                             2,502,272
  Goodwill, net                                                   6,857,760
                                                               ------------

          Total intangibles                                      14,024,921
                                                               ------------

                                                               $ 25,221,169
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $  2,072,976
  Current maturities of obligations under capitalized leases        101,604
  Loan payable                                                       75,000
                                                               ------------

          Total current liabilities                            $  2,249,580

DEFERRED TAX LIABILITY                                            2,850,000

OBLIGATIONS UNDER CAPITALIZED LEASES,
  less current maturities                                           215,818

8% CONVERTIBLE NOTE PAYABLE                                         100,000

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares
    authorized, 10,892,124 shares issued and outstanding             10,892
  Additional paid-in capital                                     26,059,625
  Stock subscriptions receivable                                    (68,650)
  Other comprehensive income                                         22,847
  Accumulated deficit                                            (6,218,943)
                                                               ------------

          Total stockholders' equity                             19,805,771
                                                               ------------

                                                               $ 25,221,169
                                                               ============


See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Year ended     Year ended
                                             June 30, 2000  June 30, 1999 *
                                             -------------  -------------
NET REVENUES                                  $ 6,984,539    $ 3,545,921

COST OF REVENUES                                3,583,693      2,024,256
                                              -----------    -----------

GROSS PROFIT                                    3,400,846      1,521,665

OPERATING EXPENSES                              7,292,993      3,352,907

OTHER INCOME                                      241,071        143,079
                                              -----------    -----------

NET LOSS BEFORE INCOME ALLOCATED TO
  MINORITY INTEREST                            (3,651,076)    (1,688,163)

MINORITY INTEREST IN SUBSIDIARIES' EARNINGS          --         (305,616)
                                              -----------    -----------

NET LOSS BEFORE EXTRAORDINARY ITEM AND
  INCOME TAXES                                 (3,651,076)    (1,993,779)

INCOME TAX BENEFIT - DEFERRED                    (250,000)          --
                                              -----------    -----------

NET LOSS BEFORE EXTRAORDINARY ITEM             (3,401,076)    (1,993,779)

GAIN ON FORGIVENESS OF DEBT, net of tax              --          129,500
                                              -----------    -----------

NET LOSS                                      $(3,401,076)   $(1,864,279)
                                              ===========    ===========


NET LOSS PER SHARE -
  basic and diluted                           $     (0.35)   $     (0.43)
                                              ===========    ===========


WEIGHTED AVERAGE SHARES OUTSTANDING -
  basic and diluted                             9,666,115      4,309,206
                                              ===========    ===========



* Restated for business combinations accounted for under the Pooling of Interest method (see Note 12).




See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                Additional     Stock         Other                        Total
                                            Common stock         paid-in    subscriptions comprehensive Accumulated    stockholders'
                                         Shares       Amount     Capital     receivable      income       deficit         equity
                                         ------       ------     -------     ----------      ------       -------         ------
Balance at July 1, 1998 *               2,349,665    $ 2,350   $ 2,173,078   $      --       $   --     $  (953,588)  $ 1,221,840

Common stock and warrants sold
  through initial public offering, net    251,000        251       987,733                                                987,984

Issuance of common stock in
  exchange for services rendered          235,000        235       710,631                                                710,866

Common stock options granted
  for services                                                     199,844                                                199,844

Exercise of common stock options          105,000        105           945                                                  1,050

Sale of common stock warrants                                        5,667                                                  5,667

Exercise of warrants to convert to
  common stock                            397,000        397       294,952                                                295,349

Issuance of common stock relating
  to acquisition of subsidiaries        4,690,000      4,690     9,658,810                                              9,663,500

Net loss for the year ended
  June 30, 1999 *                                                                                        (1,864,279)   (1,864,279)
                                       ----------    -------   -----------   -----------    ---------   -----------   -----------

Balance at June 30, 1999                8,027,665      8,028    14,031,660          --        --         (2,817,867)   11,221,821
                                       ----------    -------   -----------   -----------    ---------   -----------   -----------


* Restated for business combinations accounted for under the Pooling of Interest method (see Note 12).

                                   (Continued)

See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999



                                                                Additional     Stock         Other                        Total
                                            Common stock         paid-in    subscriptions comprehensive Accumulated    stockholders'
                                         Shares       Amount     Capital     receivable      income       deficit         equity
                                         ------       ------     -------     ----------      ------       -------         ------

Common stock sold through private
  placement                             633,366         633      1,578,028       (25,000)                                1,553,661

Conversion of debt and offering
  costs                                  47,693          48        249,952                                                 250,000

Issuance of common stock in
  exchange for services rendered        252,500         252      1,017,323                                               1,017,575

Exercise of common stock options        620,000         620        867,730       (43,650)                                  824,700

Exercise of warrants to convert to
  common stock                          905,900         906      5,434,494                                               5,435,400

Issuance of common stock relating
  to acquisition of subsidiaries        405,000         405      1,453,293                                               1,453,698

Short swing profit contribution
  (Note 12)                                                      1,427,145                                               1,427,145

Foreign currency translation
  adjustments                                                                                    22,847                     22,847

Net loss for the year ended
  June 30, 2000                                                                                            (3,401,076)  (3,401,076)
                                    -----------    --------    -----------   -----------    -----------   -----------  -----------

Balance at June 30, 2000             10,892,124    $ 10,892    $26,059,625   $   (68,650)   $    22,847   $(6,218,943) $19,805,771
                                    ===========    ========    ===========   ===========    ===========   ===========  ===========


See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                                 Year ended      Year ended
                                                                June 30, 2000   June 30, 1999*
                                                                -------------   -------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                      $ (3,401,076)   $ (1,864,279)
                                                                ------------    ------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                                1,408,873         373,363
      Income tax benefit - deferred                                 (250,000)           --
      Non-cash compensation expense                                1,017,575         910,710
      Minority interest income                                          --          (305,616)
      Forgiveness of debt                                               --          (129,500)
      Foreign currency translation                                    22,847            --

CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                         (1,781,132)       (566,348)
      Other current assets                                          (339,504)       (251,923)
      Other assets                                                  (666,076)        168,614

    INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                         (357,568)        815,088
                                                                ------------    ------------

          Total adjustments                                         (944,985)      1,014,388
                                                                ------------    ------------

          Net cash used for operating activities                  (4,346,061)       (849,891)
                                                                ------------    ------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Purchase of property and equipment                              (1,548,176)       (479,220)
  Purchase of investments - certificates of deposit               (1,750,000)           --
  Acquisition of subsidiaries                                       (119,524)       (184,618)
                                                                ------------    ------------

          Net cash used for investing activities                  (3,417,700)       (663,838)
                                                                ------------    ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Issuance of common stock and warrants, net                       6,989,061       1,687,713
  Short swing profit contribution                                  1,427,145            --
  Exercise of stock options                                          668,350            --
  Proceeds from (advances to) stockholders and directors, net        (27,540)         51,746
  Proceeds from (payments on) convertible notes                      350,000        (328,110)
  Contribution of capital                                          1,391,667         187,050
  Principal payments on capital lease obligations                    (70,812)         (3,240)
  Stock subscription receivable                                      (68,650)           --
                                                                ------------    ------------

          Net cash provided by financing activities               10,659,221       1,595,159
                                                                ------------    ------------

NET INCREASE IN CASH                                               2,895,460          81,430
CASH AND CASH EQUIVALENTS, beginning of year, restated                85,586           4,156
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                          $  2,981,046    $     85,586
                                                                ============    ============

* Restated for business combinations accounted for under the Pooling of Interest method (see Note 12).

                                   (Continued)

See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                           INCREASE (DECREASE) IN CASH

                                                                          Year ended    Year ended
                                                                         June 30, 2000 June 30, 1999*
                                                                         ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                           $    59,644   $    27,899
                                                                          ===========   ===========
  Income taxes paid                                                       $     3,200   $     2,400
                                                                          ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock shares per stock purchase agreements           $ 1,453,698   $ 9,663,500
                                                                          ===========   ===========
  Deferred tax liability arising from business combinations               $ 3,100,000   $      --
                                                                          ===========   ===========
  Granting of common stock options in exchange for
    services received                                                     $      --     $   199,844
                                                                          ===========   ===========
  Issuance of common stock shares for services received                   $ 1,017,575   $   710,866
                                                                          ===========   ===========
  Conversion of debt to equity and related cost                           $   250,000   $      --
                                                                          ===========   ===========
  Forgiveness of debt                                                     $      --     $   129,500
                                                                          ===========   ===========
  Deferred offering costs offset against gross proceeds from
    initial public offering                                               $      --     $   203,813
                                                                          ===========   ===========
  Purchase of land from officer-stockholders                              $   200,000   $      --
                                                                          ===========   ===========


* Restated for business combinations accounted for under the Pooling of Interest method (see Note 12).




See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2000 AND 1999


(1)     GENERAL:

        Netsol International, Inc. and subsidiaries (the "Company"), formerly known as Mirage Holdings, Inc., was incorporated under the laws of the State of Nevada on March 18, 1997. During November of 1998, Mirage Collections, Inc., a wholly owned and non-operating subsidiary, was dissolved.

        During April 1999 and February 2000, the Company formed Netsol USA, Inc. and Netsol eR, Inc., respectively, as wholly owned subsidiaries.

        BUSINESS COMBINATIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD:

                NETWORK SOLUTIONS PVT, LTD. AND NETSOL UK, LIMITED

                On September 15, 1998 and April 17, 1999, the Company purchased from related parties, 51% and 49%, respectively, of the outstanding common stock of Network Solutions PVT, Ltd., a Pakistani Company, and 43% and 57% of the outstanding common stock of Netsol UK, Limited, a United Kingdom Company, for the issuance of 4,690,000 restricted common shares of the Company and cash payments of $775,000, for an aggregate purchase price of approximately $12.9 million. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which approximated $300,000. Included in the accompanying consolidated financial statements are other assets acquired at fair market value consisting of product licenses, product renewals, product enhancements, copyrights, trademarks, tradenames and customer lists. The management of the Company allocated approximately $6.3 million to these assets, which is being amortized by use of the straight-line method over 15 years, based on independent valuation reports prepared for the Company. The excess of the purchase prices over the estimated fair values of the net assets acquired, approximately $6.3 million, was recorded as goodwill, and is being amortized by use of the straight-line method over 15 years from the date of each purchase.

                MINDSOURCES, INC.

                On August 13, 1999, the Company through its wholly owned subsidiary, Netsol USA, Inc. acquired 100% of the outstanding capital stock of Mindsources, Inc., a Virginia and US based Company, through the issuance of 250,000 shares of Rule 144 restricted common shares of the Company for an aggregate purchase price of approximately $1,260,000. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management on the date of acquisition, which approximated $900,000. The management of the Company allocated the entire purchase price to customer lists acquired, and is being amortized by use of the straight-line method over 15 years from the date of acquisition.

                The excess of the purchase prices over the estimated fair values of the net assets acquired, approximately $360,000, was recorded as goodwill and is being amortized by use of the straight-line method over 15 years from the date of purchase.

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(1)     GENERAL, CONTINUED:

                NETWORK SOLUTIONS GROUP LIMITED AND SUBSIDIARIES

                On August 18, 1999, the Company acquired 100% of the outstanding capital stock of Network Solutions Group Limited and Subsidiaries, a United Kingdom Company, through the issuance of 155,000 shares of Rule 144 restricted common shares of the Company for an aggregate purchase price of approximately $940,000. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which approximated a deficit of $700,000. The management of the Company allocated approximately $600,000 to customer lists, which are being amortized by use of the straight-line method over 15 years from the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired, approximately $1,040,000, was recorded as goodwill, and is being amortized by use of the straight-line method over the estimated useful life of 15 years from the date of acquisition.

                UNAUDITED PROFORMA DISCLOSURES

                The following unaudited proforma results of operations and net loss per share assume that the acquisitions of Network Solutions PVT, Ltd., Netsol UK, Limited, Network Solutions Group, Ltd. and Mindsources, Inc. occurred as of the beginning of each period presented, after giving effect to proforma adjustments. The proforma adjustment represents amortization of goodwill, product licenses, renewals, enhancements, copyrights, trademarks and tradenames, and customer lists. The proforma adjustment also includes adjustments to common stock shares issued and outstanding, that relate to the acquisition of subsidiaries, as if they had occurred as of the beginning of each period presented. The proforma financial information is presented for informational purposes only and may not necessarily be indicative of the operating results that would have occurred had these acquisitions been consummated as of the beginning of each period presented, nor is it indicative of future operating results.

                                                                     June 30,         June 30,
                                                                       2000             1999
                                                                     --------         --------
                Net revenues                                       $  6,984,539     $  5,310,761
                                                                   ============     ============

                Cost of revenues                                   $  3,583,693     $  3,405,072
                                                                   ============     ============

                Operating expenses                                 $  7,292,993     $  5,111,611
                                                                   ============     ============

                Net loss before extraordinary item                 $ (3,401,076)    $ (3,168,460)
                                                                   ============     ============

                Net loss                                           $ (3,401,076)    $ (3,038,960)
                                                                   ============     ============

                Net loss per share - basic and diluted             $      (0.35)    $      (0.41)
                                                                   ============     ============

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(1)     GENERAL, CONTINUED:

        BUSINESS COMBINATIONS ACCOUNTED FOR UNDER THE POOLING OF INTEREST
        METHOD:

                ABRAXAS AUSTRALIA PTY, LIMITED

                On January 3, 2000, the Company issued 150,000 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of Abraxas Australia Pty, Limited, an Australian Company. This business combination was accounted for using the pooling of interest method of accounting under APB Opinion No. 16, and accordingly, the accompanying financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. Selected financial information of the combining entities under the pooling of interest method of Business Combination is presented in Note 12.

                SUPERNET AKTIENGESELLSCHAFT

                On May 2, 2000, the Company issued 425,600 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of SuperNet Aktiengesellschaft, a German Company. This business combination was accounted for using the pooling of interest method of accounting under APB Opinion No. 16, and accordingly, the accompanying financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. Selected financial information of the combining entities under the pooling of interest method of Business Combination is presented in Note 12.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        PRINCIPLES OF CONSOLIDATION:

                The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Network Solutions PVT, Ltd., Netsol UK, Limited, Network Solutions Group Ltd. and Subsidiaries, Netsol-Abraxas Australia Pty Ltd., Netsol Connect PVT, Ltd., Netsol eR, Inc., Supernet AG and Netsol USA, Inc. All material intercompany accounts have been eliminated in consolidation.

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

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        FAIR VALUE:

                Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

        CASH:

                EQUIVALENTS

                For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                CONCENTRATION

                The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

        ACCOUNTS RECEIVABLE:

                No allowance for doubtful accounts was needed at June 30, 2000.

        INTANGIBLE ASSETS:

                Intangible assets consisting of product licenses, renewals, enhancements, copyrights, trademarks, tradenames, customer lists and goodwill will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as required by FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

        PROPERTY AND EQUIPMENT:

                Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using various methods over the estimated useful lives of the assets, ranging from three to seven years.

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        NET INCOME (LOSS) PER SHARE:

                Common stock equivalents have been excluded from the net loss per share calculation because their effect would reduce loss per share.

        FOREIGN CURRENCY:

                The accounts of Network Solutions Group Ltd. and Subsidiaries and Netsol UK, Limited use the British Pounds, Network Solutions PK, Ltd. and Netsol Connect PVT, Ltd. use Pakistan Rupees, Netsol Abraxas Australia Pty, Ltd. uses the Australian dollar, Supernet AG uses the German Mark, Netsol International, Inc. and subsidiaries Netsol USA, Inc. and Netsol eR, Inc. use the U.S. dollars and the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation gains of $22,847 at June 30, 2000 (not material at June 30, 1999) is classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet.

        ACCOUNTING FOR STOCK-BASED COMPENSATION:

                The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which applies the fair-value method of accounting for stock-based compensation plans. In accordance with this standard, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

                As of June 30, 2000, the Company had net federal and state operating loss carryforwards expiring in various years through 2020. Deferred tax assets resulting for the net operating losses are reduced in full by a valuation allowance.

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        INCOME TAXES, CONTINUED:

                A summary is as follows:

                                                                  Federal         State            Total
                                                                -----------     -----------     -----------
                Net operating loss carryforward                 $(4,200,000)    $(2,125,000)
                Effective tax rate                                       32%              8%
                                                                -----------     -----------     -----------

                Deferred tax asset                               (1,344,000)       (170,000)     (1,514,000)
                Valuation allowance                               1,344,000         170,000       1,514,000
                                                                -----------     -----------     -----------

                Net deferred tax asset                                   --              --              --
                                                                ===========     ===========     ===========

                Deferred tax liability arising from
                  non-taxable business combinations               2,280,000         570,000       2,850,000
                                                                -----------     -----------     -----------

                Net deferred tax liability                      $ 2,280,000     $   570,000     $ 2,850,000
                                                                ===========     ===========     ===========

         OTHER COMPREHENSIVE INCOME:

                SFAS 130 requires unrealized gains and losses on the Company's available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

                During the year ended June 30, 2000, comprehensive income (loss) included net loss and translation gains of $22,847.

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

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        NEW ACCOUNTING PRONOUNCEMENTS:

                In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The Company is reviewing the application of the Staff Accounting Bulletin to the Company's financial statements, however, any potential accounting changes are not expected to result in a material change in the amount of revenues we ultimately expect to realize.

                In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.

                In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.


(3)     MAJOR CUSTOMERS:

        During the year ended June 30, 2000, there were no major customers; however, during the year ended June 30, 1999, one customer accounted for approximately 47% of total sales.

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(4)     OTHER CURRENT ASSETS:

        A summary is as follows:

                Prepaid expenses                                           $ 162,113
                Due from officer-stockholders (interest free and
                  due on demand)                                              50,794
                Employee advances                                             16,507
                                                                           ---------
                                                                           $ 229,414
                                                                           =========

(5)     PROPERTY AND EQUIPMENT:

        A summary is as follows:

                Computer equipment                                       $ 1,168,494
                Office furniture and equipment                               592,545
                Assets under capital leases                                  413,933
                Construction in progress                                     277,145
                Land                                                         200,001
                Automobiles                                                  133,017
                Building improvements                                         97,835
                                                                         -----------
                                                                           2,882,970
                Less accumulated depreciation and amortization               392,819
                                                                         -----------
                                                                         $ 2,490,151
                                                                         ===========

        Depreciation and amortization expense related to property and equipment amounted to $346,561 and $56,380 for the years ended June 30, 2000 and 1999, respectively. Accumulated depreciation and amortization for assets under capital leases amounted to $64,610 at June 30, 2000.


(6)     OTHER ASSETS:

        A summary is as follows:

                Certificates of deposit - restricted (see Note 16)           $   750,000
                Deposits and other assets                                        977,601
                                                                             -----------
                                                                             $ 1,727,601
                                                                             ===========

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(7)     PRODUCT LICENSES, RENEWALS, ENHANCEMENTS, COPYRIGHTS, TRADEMARKS AND
        TRADENAMES:

        A summary is as follows:

                Product licenses, renewals, enhancements,
                  copyrights, trademarks and tradenames                      $ 5,120,000
                Less accumulated amortization                                    455,111
                                                                             -----------
                                                                             $ 4,664,889
                                                                             ===========

        Amortization expense related to product licenses, renewals, enhancements, copyrights, trademarks and tradenames amounted to $341,333 and $113,778 for the years ended June 30, 2000 and 1999, respectively.


(8)     CUSTOMER LISTS:

        A summary is as follows:

                Customer lists                                               $ 2,709,577
                Less accumulated amortization                                    207,305
                                                                             -----------
                                                                             $ 2,502,272
                                                                             ===========

        Amortization expense related to customer lists amounted to $180,638 and $26,667 for the years ended June 30, 2000 and 1999, respectively.


(9)     GOODWILL:

        A summary is as follows:

                Goodwill                                                      $ 7,574,639
                Less accumulated amortization                                     716,879
                                                                              -----------
                                                                              $ 6,857,760
                                                                              ===========

        Amortization expense related to goodwill amounted to $540,341 and $176,538 for the years ended June 30, 2000 and 1999, respectively.


(10)    FORGIVENESS OF DEBT:

        During the year ended June 30, 1999, the Company recognized an extraordinary gain from forgiveness of debt of $129,500, net of tax effect. Basic and diluted earnings per share, net of tax effect, amounted to $0.03.

        Total interest expense amounted to $59,644 and $27,899 for the years ended June 30, 2000 and 1999, respectively.

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(11)    CONVERTIBLE NOTE PAYABLE:

        During November 1999, the Company issued 8% notes payable with non-detachable warrants which are convertible to restricted Rule 144 common shares at $6.50 per share. The Company raised a total of $350,000 of which, $250,000 was converted into 38,462 shares. In connection with this offering, the Company issued 57,000 non-detachable warrants with an exercise price of $6.50 per share. The Company also issued 9,231 shares of Rule 144 restricted common shares and 9,600 warrants with an exercise price of $6.50 per share. Offering cost of $60,000 has been recognized related to this offering.


(12)    STOCKHOLDERS' EQUITY:

        INITIAL PUBLIC OFFERING:

                On September 15, 1998, the Company completed the sale of its minimum offering of shares in its initial public offering which generated gross proceeds of $1,385,647 from the sale of 251,000 shares of common stock and 929,825 warrants, each warrant to purchase one share of the Company's common stock at an exercise price of $6.50 for a term of five years. Deferred offering costs of $397,663 have been netted against gross proceeds of $1,385,647 and are presented in the accompanying statement of stockholders' equity. During December of 1998, the Company sold an additional 56,667 warrants for gross proceeds of $5,667. During the year ended June 30, 2000, 905,900 warrants were exercised for gross proceeds of $5,435,400. The total number of warrants outstanding at June 30, 2000 is 147,192.

        BUSINESS COMBINATIONS:

                NETWORK SOLUTIONS PVT, LTD. AND NETSOL UK, LIMITED

                On September 15, 1998, the Company purchased 51% of the outstanding common stock of Network Solutions PVT, Ltd., a Pakistani Company, and 43% of the outstanding common stock of Netsol UK, Limited, a United Kingdom Company, in exchange for cash payment of $775,000 and issuance of 490,000 restricted common shares of Netsol International, Inc. and subsidiaries On April 17, 1999, the Company acquired an additional 49% of the outstanding common stock of Network Solutions PVT, Ltd., and 57% of the outstanding common stock of Netsol UK, Limited through the issuance of 4,200,000 restricted common shares of Netsol International, Inc. and subsidiaries

                MINDSOURCES, INC.

                On August 13, 1999, the Company through its wholly owned subsidiary, Netsol USA, Inc. acquired 100% of the outstanding capital stock of Mindsources, Inc., a Virginia and US based Company, through the issuance of 250,000 shares of Rule 144 restricted common shares of the Company.

                NETWORK SOLUTIONS LIMITED

                On August 18, 1999, the Company acquired 100% of the outstanding capital stock of Network Solutions Group Limited and Subsidiaries, a United Kingdom Company, through the issuance of 155,000 shares of Rule 144 restricted common shares of the Company

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(12)    STOCKHOLDERS' EQUITY, CONTINUED:

        BUSINESS COMBINATIONS, CONTINUED:

                ABRAXAS AUSTRALIA PTY, LIMITED

                On January 3, 2000, the Company issued 150,000 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of Abraxas Australia Pty, Limited, an Australian Company. Shares issued under this business combination have been presented as a restatement to the earliest period presented in the accompanying Statement of Stockholders' Equity.

                SUPERNET AKTIENGESELLSCHAFT

                On May 2, 2000, the Company issued 425,600 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of SuperNet Aktiengesellschaft ("SuperNet AG"), a German Company. Shares issued under this business combination have been presented as a restatement to the earliest period presented in the accompanying Statement of Stockholders' Equity.

        For periods preceding the merger, there were no material intercompany transactions which required elimination from the combined consolidated results of operations and there were no adjustments necessary to conform the accounting practices of the combining companies.

        Selected financial information for the combining entities included in the consolidated statements of operations for the years ended June 30, 2000 and 1999 are as follows:

        YEAR ENDED JUNE 30, 1999:

                                                     Supernet                           Netsol
                                                        Ag              Abraxas      International  Consolidated
                                                     --------           -------      -------------  ------------
        Net revenues                              $       24,100    $       519,714   $ 3,002,107    $ 3,545,921
                                                  ==============    ===============   ===========    ===========

        Operating expenses                        $      220,820    $       259,134   $ 2,872,953    $ 3,352,907
                                                  ==============    ===============   ===========    ===========

        Net income (loss) before extraordinary
          item                                    $     (286,106)   $        48,561   $(1,756,234)   $(1,993,779)
                                                  ==============    ===============   ===========    ===========

        Extraordinary item - gain on
          forgiveness of debt                     $           --    $            --   $   129,500    $   129,500
                                                  ==============    ===============   ===========    ===========

        Net income (loss)                         $     (286,106)   $        48,561   $(1,626,734)   $(1,864,279)
                                                  ==============    ===============   ===========    ===========

        Net loss per share before extraordinary
          item - basic and diluted                                                    $     (0.47)   $     (0.46)
                                                                                      ===========    ===========

        Net loss per share - basic and diluted                                        $     (0.44)   $     (0.43)
                                                                                      ===========    ===========

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(12)    STOCKHOLDERS' EQUITY, CONTINUED:

        BUSINESS COMBINATIONS, CONTINUED:

        Year Ended June 30, 2000:
        -------------------------
        Net revenues                              $      309,389    $   355,693    $ 6,319,457    $ 6,984,539
                                                  ==============    ===========    ===========    ===========

        Operating expenses                        $      353,347    $   429,614    $ 6,510,032    $ 7,292,993
                                                  ==============    ===========    ===========    ===========

        Net loss                                  $     (436,028)   $   (73,921)   $(2,891,127)   $(3,401,076)
                                                  ==============    ===========    ===========    ===========

        Net loss per share - basic and diluted                                     $     (0.32)   $     (0.35)
                                                                                   ===========    ===========

        PRIVATE PLACEMENT

        During the year ended June 30, 2000, the Company sold 633,366 restricted Rule 144 common shares through private placement offerings for gross proceeds of $1,553,661, which is net of stock subscriptions receivable of $25,000. The private placements were exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 under Regulation D.

        SERVICES

        During the years ended June 30, 2000 and 1999, the Company issued 252,500 and 235,000 restricted Rule 144 common shares in exchange for services rendered, respectively. The Company recorded compensation expense of $1,017,575 and $710,866 for the years ended June 30, 2000 and 1999, respectively. Compensation expense was calculated based upon the fair market value of the freely trading shares as quoted on OTCBB through December 1999 and effective January 2000, on NASDAQ over the service period less an average discount of 30% for the restriction feature or the fair value of services received, whichever was more clearly determinable.

        SHORT SWING PROFITS

        During the second and third quarters of the year ending June 30, 2000, Blue Water, a hedge fund and principal stockholder, purchased and sold shares of the Company's common stock on the public market within a six month period and failed to make adequate disclosures, which constituted a violation of the federal securities statute. Profits of $1,427,145 arising from the sale of these shares of common stock were contributed to the Company in June 2000.

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(13)    INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN:

        THE 1997 PLAN

        On April 1, 1997, the Company adopted an Incentive and Nonstatutory Stock Option Plan (the "1997 Plan") for its employees and consultants under which a maximum of 500,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options listed in the summary compensation table ("Securities Underlying Options") were issued pursuant to the Plan. An additional 20,000 Incentive Stock Options were issued to a non-officer-stockholder of the Company. All options issued pursuant to the Plan vest over an 18 month period from the date of the grant per the following schedule: 33% of the options vest on the date which is six months from the date of the grant; 33% of the options vest on the date which is 12 months from the date of the grant; and 34% of the options vest on the date which is 18 months from the date of the grant. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

        The number and weighted average exercise prices of options granted under the 1997 Plan for the years ended June 30, 2000 and 1999 are as follows:

                                                                                 2000                      1999
                                                                          ------------------        ------------------
                                                                                     Average                   Average
                                                                                    Exercise                  Exercise
                                                                          Number      Price         Number      Price
                                                                          ------    --------        ------    --------
                Outstanding at the beginning of the year                  230,000    $  0.77        120,000    $  0.01
                Outstanding at the end of the year                         85,000    $  1.10        230,000    $  0.77
                Granted during the year                                         -          -        215,000    $  0.82
                Exercised during the year                                 145,000    $  0.57        105,000    $  0.01
                Exercisable at the end of the year                         85,000    $  1.10        186,250    $  0.71
                Weighted average remaining life (years)                       3.5                       4.2

        During the year ended June 30, 1999, the Company recorded compensation expense of $199,844 in relation to stock options granted.

        Under the 1997 Plan, during the year ended June 30, 2000, 145,000 options were exercised into 145,000 shares of common stock for total consideration of $82,650, of which, 95,000 options were exercised by an officer-stockholder for $32,650, all of which is presented on the accompanying balance sheet in stock subscriptions receivable in the stockholders' equity section. The remaining 50,000 options were exercised by an unrelated party at $1.00 per share, for cash.

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(13)    INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN, CONTINUED:

        THE 1999 PLAN

        On May 18, 1999, the Company enacted an Incentive and Nonstatutory Stock Option Plan (the "1999 Plan") for its employees, directors and consultants under which a maximum of 5,000,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees, directors and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

        The number and weighted average exercise prices of options granted under the 1999 Plan for the year ended June 30, 2000 and 1999 are as follows:

                                                                                 2000                      1999
                                                                          ------------------        ------------------
                                                                                     Average                   Average
                                                                                    Exercise                  Exercise
                                                                          Number      Price         Number      Price
                                                                          ------    --------        ------    --------
                Outstanding at the beginning of the year                 1,350,000   $  1.58               -   $     -
                Outstanding at the end of the year                       1,982,250   $  6.77       1,350,000   $  1.58
                Granted during the year                                  1,107,250   $  9.75       1,350,000   $  1.58
                Exercised during the year                                  475,000   $  1.65               -         -
                Exercisable at the end of the year                         842,146   $  7.55          18,750   $  1.58
                Weighted average remaining life (years)                        4.2                       5.0

        Under the 1999 Plan, during the year ended June 30, 2000, 475,000 options were exercised into 475,000 shares of common stock for total consideration of $786,000, of which, 450,000 options were exercised by officer-stockholders for $711,000 at an exercise price of $1.58 per share. These officer-stockholders paid $500,000 in cash, conveyed land with original cost basis of $200,000 and the remaining balance of $11,000 is presented on the accompanying balance sheet as a contra equity balance in the stockholders' equity section. The remaining 25,000 options were exercised by an unrelated party at $3.00 per share, for cash.

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(13)    INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN, CONTINUED:

        Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

                Expected life (years)                                 5-10 years
                Risk-free interest rate                                     8.0%
                Dividend yield                                                -
                Volatility                                                  1.19

        Proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the years ended June 30, 2000 and 1999 are as follows:

                                                          2000                         1999
                                               --------------------------    --------------------------
                                               Historical      Proforma      Historical      Proforma
                                               ----------      --------      ----------      ---------
                Net loss                       $ 3,401,076    $ 6,016,293    $ 1,864,279    $ 1,984,280
                                               ===========    ===========    ===========    ===========

                Net loss per share -
                  basic and diluted            $      0.35    $      0.62    $      0.43    $     0.46
                                               ===========    ===========    ===========    ===========

(14)    COMMITMENTS:

        LEASES

        The Company leases its facilities under leases that expire at various times through July 31, 2007. The following is a schedule by years of future minimum rental payments (including subsequent event) required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 2000:

              Year ending June 30,
                  2001                                                        $   178,360
                  2002                                                            193,505
                  2003                                                            164,590
                  2004                                                            144,000
                  2005                                                            144,000
                  Beyond five years                                               228,000
                                                                              -----------
                                                                              $ 1,052,455
                                                                              ===========

        Rent expense amounted to $273,759 and $124,500 for the years ended June 30, 2000 and 1999, respectively.

See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(14)    COMMITMENTS, CONTINUED:

        EMPLOYMENT AGREEMENTS

        Effective May 18, 1999, the Company entered into employment agreements with 3 officers for a period of three years. Pursuant to the agreements, these officers will be compensated at salaries ranging from $100,000 to $150,000 annually. In addition, these officers have also been granted 450,000 stock options each, which will vest over the 3 years and are exercisable at prices ranging from $1.58 to $3.50.

        JOINT VENTURE

        During September 1999, the Company entered into a joint venture agreement with 1st Net Technologies, Inc. to share profits from an online business of providing electronic commerce. Pursuant to this agreement, both parties will also share the costs related to maintaining and operating this joint venture. In the event this joint venture is subject to lawsuits or loss contingencies, the Company maybe responsible for the entire loss and will have a right to be indemnified by 1st Net Technologies, Inc. for its share of the losses. There were no material activities during the year ended June 30, 2000.


(15)     RELATED PARTY TRANSACTIONS

        The Company acquired land from officer-stockholders with an original cost basis of $200,000.


(16)    SUBSEQUENT EVENTS:

        LEASE AGREEMENT

        Effective October 1, 2000, the Company entered into a rental lease agreement to occupy office space. Pursuant to this agreement, the Company will pay rent of approximately $12,500 per month through July 31, 2007 (See Note 14). The Company was required to secure an Irrevocable Stand-By Letter of Credit for the benefit of the Landlord in the amount of $250,000 (see Note 6), which is included in other assets on the accompanying balance sheet. In the event the Company fails to renew the Letter of Credit as set forth in the Letter of Credit Agreement, the Landlord shall be entitled to draw on the Letter of Credit in full. The renewal of each annual Letter of Credit will be reduced by $35,714 per annum.

        LETTER OF CREDIT

        During September 2000, the Company opened a certificate of deposit with Merrill Lynch Bank USA in the amount of $500,000 (see Note 6), as security for an Irrevocable Standby Letter of Credit for the benefit of one of its customers. This letter of credit expires by December 31, 2003. Consequently, $500,000 is included in other assets on the accompanying balance sheet.

        OTHER

        The Company has requested the Office of the Chief Accountant of the Securities and Exchange Commission to provide guidance on accounting matters related to the acquisition of Netsol UK, Limited and Network Solutions PVT, Ltd. As of October 12, 2000, no responses have been received by the Company.

See accompanying independent auditors' report.