Form 10QSB
period 2000-09-30
NETSOL INTERNATIONAL INC
filed 2000-11-14
CIK 1039280

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

( ) For the transition period from __________ to __________


Commission file number: 333-28861



                           NETSOL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                 95-4627685
(State or other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)


            24025 Park Sorrento, Suite 220, Calabasas, CA 91302
            (Address of principal executive offices) (Zip Code)

                         (818) 222-9195 / (818)222-9197
           (Issuer's telephone/facsimile numbers, including area code)


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

         The issuer had 11,083,039 shares of its $.001 par value Common Stock issued and outstanding as of November 9, 2000.

            Transitional Small Business Disclosure Format (check one)

                                     Yes               No   X
                                         -------           -------

                           NETSOL INTERNATIONAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of September 30, 2000

                  Comparative Unaudited Consolidated Statements of Operations for the Three Months Ended September
                  30, 2000 and 1999

                  Comparative Unaudited Consolidated Statements of Cash Flow for the Three Months Ended September 30, 2000 and 1999

                  Notes to the Unaudited Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

PART II.                   OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits
                  (b) Reports on Form 8-K

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                   $ 3,075,337
  Accounts receivable, net of allowance of
    $30,000                                                                3,776,402
  Other current assets                                                       365,416
                                                                        ------------

        Total current assets                                               7,217,155
                                                                        ------------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $ 463,569                               3,088,563
                                                                        ------------

OTHER ASSETS                                                               1,736,141
                                                                        ------------
INTANGIBLES:

  Product licenses, renewals, enhancements, copyrights,
  Trademarks and tradenames, net                                           4,579,555
  Customer lists,net                                                       2,457,112
  Goodwill,net                                                             6,785,866
                                                                        ------------

        Total intangibles, net                                            13,822,533
                                                                        ------------

                                                                        $ 25,864,392
                                                                        ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                 $  1,940,102
  Note payable, bank                                                         250,000
  Loan payable, stockholder                                                  504,512
  Current maturities of obligations under capital lease                       73,722
                                                                        ------------

        Total current liabilities                                          2.768,336
                                                                        ------------

DEFERRED TAX LIABILITY                                                     2,800,000
                                                                        ------------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                471,343
                                                                        ------------

8% CONVERTIBLE NOTE PAYABLE                                                  100,000
                                                                        ------------

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares authorized,
    11,003,791 shares issued and outstanding                                  11,004
  Stock subscriptions receivable                                             (68,650)
  Additional paid-in capital                                              27,095,513
  Other comprehensive income                                                (386,118)
  Accumulated deficit                                                     (6,927,036)
                                                                        ------------

        Total stockholders' equity                                        19,724,713
                                                                        ------------

                                                                        $ 25,864,392
                                                                        ============

See notes to consolidated financial statements.

                      NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      Three months        Three months
                                                                         ended               ended
                                                                      September 30,       September 30,
                                                                          2000                1999 *
                                                                         ------              ------

NET REVENUES                                                           $ 2,117,906         $ 1,394,544

COST OF REVENUES                                                           910,468             556,539
                                                                  -----------------   -----------------

GROSS PROFIT                                                             1,207,438             838,005

OPERATING EXPENSES                                                       1,958,698           1,675,214

OTHER INCOME/(EXPENSE)                                                      43,167                   -
                                                                  -----------------   -----------------

NET LOSS                                                                $ (708,093)          $(837,209)
                                                                  =================   =================


NET LOSS PER SHARE -
  Basic and diluted                                                         ($0.06)             ($0.10)
                                                                  =================   =================


WEIGHTED AVERAGE SHARES OUTSTANDING -
  Basic and diluted                                                     10,971,099           8,620,936
                                                                  =================   =================

* Restated for business combinations accounted for under the Pooling of Interest method

See notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                   Three months         Three months
                                                                                      ended               ended
                                                                                   September 30,       September 30,
                                                                                      2000                 1999 *
                                                                                     --------             --------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net loss                                                                         $  (708.093)   $  (837,209)
                                                                                     -----------     -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES:
      Depreciation and amortization                                                    333,789        210,500
      Non-cash compensation expense                                                          -         75,000
      Bad debt expense                                                                  30,000              -
      Foreign currency translation                                                    (408,965)             -

CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                           (1,038,366)      (673,257)
      Other current assets                                                             272,837       (264,323)
      Other assets                                                                    (417,379)      (143,357)

  INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                                           (132,874)     1,004,646
                                                                                   -----------    -----------
      Total adjustments                                                             (1,360,958)       209,209
                                                                                   -----------    -----------

      NET CASH USED FOR OPERATING ACTIVITIES                                        (2,069,051)      (628,000)
                                                                                   -----------    -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
        Proceeds from certificate of deposit                                         1,000,000              -
        Purchase of property, plant and equipment                                     (526,620)      (157,533)
                                                                                   -----------    -----------

      NET CASH USED FOR INVESTING ACTIVITIES                                           473,380       (157,533)
                                                                                   -----------    -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
      Issuance of common stock and warrants, net                                     1,007,000        990,004
      Proceeds from (payments on) notes and loans payable,net                          175,000              -
      Payments on loan payable, related party                                          504,512        (44,750)
      Exercise of stock options                                                         29,000        100,000
      Payments on capital lease obligations                                            (25,550)        (4,785)
                                                                                   -----------    -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      1,689,962      1,040,469
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                         94,921        254,936
CASH AND EQUIVALENTS, beginning of period                                            2,981,046         85,585
                                                                                   -----------    -----------

CASH AND EQUIVALENTS, end of period                                                $ 3,075,337    $   340,521
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                                $    31,643    $     4,500
                                                                                   ===========    ===========
      Income taxes paid                                                                   $  -            $ -
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 405,000 shares of common
stock per stock purchase agreements                                                      $   -    $ 1,453,698
                                                                                   ===========    ===========

      Issuance of common stock
         shares for services rendered                                                    $   -    $    75,000
                                                                                   -----------    -----------

* Restated for business combinations accounted for under the Pooling of Interest method

See notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Network Solutions PVT, Ltd., NetSol UK, Ltd., Network Solutions Group Ltd. And subsidiaries, NetSol Abraxas Australia Pty Ltd., NetSol Connect PVT, Ltd., NetSol eR, Inc., Supernet AG and NetSol USA. All material intercompany accounts have been eliminated in consolidation.

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

BASIS OF PRESENTATION: The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000. The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

FOREIGN CURRENCY: The accounts of Network Solutions Group Ltd. and Subsidiaries and NetSol UK, Limited use the British Pounds, Network Solutions PK, Ltd. and NetSol Connect PVT, Ltd. use Pakistan Rupees, Netsol Abraxas Australia Pty, Ltd. uses the Australian dollar, Supernet AG uses the German Mark, Netsol International, Inc. and subsidiaries NetSol USA, Inc. and NetSol eR, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation losses of $386,111 at September 30, 2000 are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet.

PRIVATE PLACEMENT: The Company sold 63,666 shares of its restricted Rule 144 common stock in the amount of $955,000 through a private placement offering during the quarter ended September 30, 2000 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

NOTE PAYABLE: Effective September 28, 2000, NetSol eR, a subsidiary of the Company, entered into a promissory note agreement with City National Bank in the amount of $250,000. Interest is stated at 7.40%, and all outstanding principle balance and accrued interest payments are due on November 27, 2000. The Company has acted as a guarantor on the note.

LOAN PAYABLE, STOCKHOLDER: A principal stockholder of the Company advanced funds for working capital during the quarter ended September 30, 2000. The loan is due on September 30, 2001. The loan bears no interest as the Stockholder has waived any interest payments.

INTANGIBLES ASSETS: Accumulated depreciation at September 30, 2000 was $540,444 for products licenses, renewals, enhancements, copyrights, trademarks and tradenames, $252,465 for customer lists and $849,425 for goodwill.

BUSINESS COMBINATIONS ACCOUNTED FOR UNDER THE POOOLING OF INTEREST METHOD:

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

OTHER EVENTS: Effective October 1, 2000, the Company entered into a rental lease agreement to occupy office space. Pursuant to this agreement, the Company will pay rent of approximately $12,500 per month through July 31, 2007. The Company was required to secure an Irrevocable Stand-By Letter of Credit for the benefit of the Landlord in the amount of $250,000, which is included in other assets on the accompanying balance sheet. In the event the Company fails to renew the Letter of Credit as set forth in the Letter of Credit Agreement, the Landlord shall be entitled to draw on the Letter of Credit in full. The renewal of each annual Letter of Credit will be reduced by $35,714 per annum.

During September 2000, the Company opened a certificate of deposit with Merrill Lynch Bank USA in the amount of $500,000, as security for an Irrevocable Standby Letter of Credit for the benefit of one of its customers. This letter of credit expires by December 31, 2003 and is included in other assets on the accompanying balance sheet.

The Company voluntarily requested from the Office of the Chief Accountant at the SEC to review the accounting treatment for the acquisition of NetSol UK Ltd. and Network Solutions PVT LTD. in April 1999. Any changes to the Company's accounting treatment that may result could have material adverse effect on its historical financial statement.

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

Proposal Management System (PMS) provides Finance/Leasing Companies with the ability to quickly assess the worthiness of an applicant applying for a loan or a lease. The System is equipped with strong workflow management, integrated link to Credit Rating Agencies, automated point scoring strategy for automatic approval/rejection/referral, can be customized to link to any Point of Sale System, ability to integrate any vehicle data provider such as Glass's Guide in Europe and Australia.

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

Geographically, NetSol continues to have operations throughout North America, Europe and Asia Pacific region.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 as compared to the Three Months Ended September 30, 1999 (restated).

Net sales of $2,117,906 for the first quarter of fiscal 2000, which ended September 30, 2000, were more than 50% greater than the sales of the same quarter for the previous year of $1,394,544 (restated). The significant sales increase is attributable largely to positive upward trends in most of the subsidiaries. Due to the maturity of the lease and finance products, The Company is positioning itself to market these licenses to the North American and other global markets. The Company anticipates the growth pattern seen thus far in fiscal 2001 for NetSol PK to continue to grow steadily in the remainder of this fiscal year due to product maturity and market demand with several existing customers, among them CFS, Daimler-Chrysler and other leasing and finance companies.

The gross profit was $1,207,438 in the quarter ending September 30, 2000 in comparison with $838,005 (restated) for the same quarter the previous year. Cost of sale for the quarter ending September 30, 2000 was $910,468 in comparison with $556,539 (restated)for the same quarter in the previous year. The Company is continuing to negotiate better pricing on its new agreements which provides for higher margins.

Operating expenses were $1,958,698 for the quarter ending September 30, 2000. This compares with $1,675,214 (restated) for the quarter ending September 30, 1999. The increase in the current fiscal year is attributable to the amortization of goodwill and other intangible assets and for higher salaries and related costs primarily due to additional staff at all levels of the Company. Operating results for the September 30, 1999 quarter was impacted as the Company applied pooling of interest accounting rules to two of its four acquisitions - Abraxas in Australia and SuperNet AG of Germany. Its consolidated statement of operations includes the operations of both Abraxas and SuperNet AG for quarters ended September 30, 2000 and September 30, 1999 (restated).

Net loss was $708,093 for the quarter ended September 30, 2000 as compared to $837,209 (restated) for the quarter ended September 30, 1999. This resulted in a net loss per share, basic and diluted, of $0.06 for the quarter ended September 30, 2000 as compared with $0.10 (restated) for the quarter ended September 30, 1999. That is a reduction of $0.04 loss per share on a quarter to quarter comparative basis.

The Company's cash position was $3,825,337 at September 30, 2000. This is presented on the financial statements as $3,075,337 as cash and cash equivalents, and a total $750,000 as certificates of deposit which is included in other assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's working capital (current assets less current liabilities) totaled $4.44 million, a slight decrease of $280,097 since June 30, 2000 The Company utilizes working capital to fund both existing operations, for anticipated capital expenditures and further development of new business. At September 30, 2000, the Company has not elected to set up a revolving credit facility, but is evaluating various financing activities which will enable the Company to execute it business plan and meet its capital demands in the coming year. ER, a subsidiary of the Company, entered into a promissory note agreement in this quarter to assist in its cash flow management for working capital needs. The Company's principle capital requirements have been to fund acquisitions, working capital, and capital expenditures. The Company does not believe that the nature of their software sales contracts will have a negative material impact upon its liquidity. In the opinion of management, the Company currently has sufficient funds and adequate financial sources available to provide it with liquidity to meet its current foreseeable cash needs for at least the next year. Management believes that its anticipated cash flows from financing and investing activities, existing cash balances and any successful newly sought after borrowings and private raises, will be sufficient for the foreseeable future to finance anticipated working capital requirements and capital expenditures.

ADDITIONAL RAISE OF CAPITAL

         The Company filed a Form S-3 with the Securities and Exchange Commission on November 13, 2000 to raise $30 million of its securities. These securities may be offered and sold from time to time on behalf of NetSol in the form of common stock and warrants to purchase common stock.

         GENERAL DESCRIPTION OF SECURITIES

         We may offer under our shares of common stock and warrants to purchase common stock or any combination of the foregoing, either individually or as units consisting of one or more securities as identified in the Form S-3. The aggregate offering price of securities offered by us will not exceed $30,000,000. Each time we offer these securities, we will provide a prospectus supplement that will contain specific information about the terms of that offering.

         DESCRIPTION OF WARRANTS

         We may issue warrants for the purchase of common stock. Warrants may be issued independently or together with common stock and may be attached to or separate from any offered securities. Each series of warrants will be issued under a separate warrant agreement. It is anticipated that any warrants issued pursuant to this prospectus will not be freely transferable pursuant to an agreement between us and the holder. This summary of some provisions of the warrants is not complete. You should refer to the warrant agreement relating to the specific warrants being offered for the complete terms of the warrants. The warrant agreements will be filed with the SEC in connection with the offering of the specific warrants.

         The particular terms of any issue of warrants will be described in the prospectus supplement relating to the issue. Those terms may include:

         (1) the number of shares of common stock purchasable upon the exercise of warrants to purchase shares of common stock and the price at which such number of shares of common stock may be purchased upon such exercise;

          (2) the date on which the right to exercise the warrants will commence and the date on which the right will expire;

          (3) United States Federal income tax consequences applicable to the warrants; and

          (4) any other terms of the warrants.

         Warrants for the purchase of common stock will be offered and exercisable for U.S. dollars only. Warrants will be issued in registered form only. Each warrant will entitle its holder to purchase the number of shares of common stock at the exercise price set forth in, or calculable as set forth in, the applicable prospectus supplement. The exercise price may be adjusted upon the occurrence of certain events as set forth in the prospectus supplement. After the close of business on the expiration date, unexercised warrants will become void. We will specify the place or places where, and the manner in which, warrants may be exercised in the applicable prospectus supplement.

         Prior to the exercise of any warrants to purchase common stock, holders of the warrants will not have any of the rights of holders of the common stock purchasable upon exercise, including the right to vote or to receive any payments of dividends on the common stock purchasable upon exercise.

PLAN OF DISTRIBUTION

         We have engaged Ladenburg Thalmann & Co, Inc. as our exclusive placement agent for this offering on a best efforts basis. Ladenburg Thalmann has agreed with us that it will seek to identify institutional investors who may wish to purchase our common stock or warrants from time to time on specific terms to be negotiated between us and such institutional investors. Ladenburg Thalmann is not committed to purchase any of our securities, regardless of whether Ladenburg Thalmann does or does not successfully identify others to purchase our securities. Also, Ladenburg Thalmann has advised us that they will not purchase any of our securities for their own account or for any discretionary accounts managed by them.

         We have agreed to pay Ladenburg Thalmann a placement fee equal to 5% of the gross proceeds to NetSol from each such sale. We have also agreed to issue Ladenburg Thalmann common stock purchase warrants at the closing of each placement equal to 5% of the number of shares sold in each such placement. The exercise price of each such warrant shall be equal to the greater of (a) 120% of the offering price of the common stock in such particular placement or (b) the exercise price of any warrants issued to any purchaser of common stock in such particular placement.

         We have also given Ladenburg Thalmann a $25,000 non-accountable expense allowance and a right of first refusal for a period of one year from the conclusion of this offering to provide additional financing to us. We have also agreed to give Ladenburg and Ladenburg has agreed to give us customary underwriter's indemnification against liabilities under the Securities Act.

         Any variance from those placement terms will be disclosed in a prospectus supplement and filed with the SEC.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently party to one dispute filed by its former Chief Executive Officer, which involves litigation. The Company is currently defending the action and believes it will win on its merit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company did not receive any additional proceeds from its Public Offering since its Annual Report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

         Exhibit 27 Financial Data Schedule

         (b) REPORTS ON FORM 8-K dated July 25, 2000 and October 25, 2000.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETSOL INTERNATIONAL, INC.
                                           (Registrant)


Date:    November 13, 2000                 /s/ Najeeb U. Ghauri
                                           -------------------------------------
                                           NAJEEB U. GHAURI
                                           President

                                           /s/  Syed Husain
                                          --------------------------------------
                                           SYED HUSAIN
                                           Chief Financial Officer