Form 10KSB/A
period 2000-06-30
NETSOL INTERNATIONAL INC
filed 2001-02-02
CIK 1039280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                 AMENDMENT NO. 1
                                  FORM 10-KSB/A

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       or

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22773
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

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                     (None)

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. / /

Registrant's revenues for the fiscal year ended June 30, 2000 were $6,984,539.

As of January 2, 2001, Registrant had 11,125,633 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $44,358,387. This calculation is based upon the closing sales price of $6.78 per share on January 2, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     (None)

Transitional Small Business Disclosure Format (Check one):  Yes ___; No  X
                                                                        --

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I
PAGE
------

Item 1      Description of Business                                           3
Item 2      Description of Property                                          15
Item 3      Legal Proceedings                                                16
Item 4      Submission of Matters to a Vote of Security Holders              16


PART II
-------
Item 5      Market for Common Equity and Related Stockholder Matters         16
Item 6      Management's Discussion and Analysis                             17
Item 7      Financial Statements                                             24
Item 8      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              24

PART III
--------
Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                24
Item 10     Executive Compensation                                           28
Item 11     Security Ownership of Certain Beneficial Owners and
            Management                                                       32
Item 12     Certain Relationships and Related Transactions                   33

PART IV
-------
Item 13     Exhibits and Reports on Form 8-K                                 34

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

Proposal Management System (PMS) provides Finance/Leasing Companies with the ability to quickly assess the worthiness of an applicant applying for a loan or a lease. The System is equipped with strong workflow management, integrated link to Credit Rating Agencies, and automated point scoring strategy for automatic approval/rejection/referral; can be customized to link to any Point of Sale System; and has the ability to integrate any vehicle data provider such as Glass's Guide in Europe and Australia.

The NetSol Wholesale Finance System (WFS) is developed to automate and manage the Whole Sale Finance (Floor Plan) activities of a Finance Company. The design of the system is based on the concept of One Loan One Asset to facilitate Asset Tracking and Costing of an asset. The system covers Credit Limit Request, Payment of Loan, Billing, and Settlement, Auditing of Stocks, Dealer Information and ultimately the pay-off functions.

Settlement Management System (SMS) verifies the signed document sent by the dealer/broker/third party against the information stored in the Proposal Management System database. Settlement Management System verifies all calculations before loading the contract into the Contract Management System. Other main features are collection of first rental and disbursement of funds to dealers, insurance companies and other third parties. Workflow software is part of Settlement Management System and it enables the users of Settlement Management System to communicate with Proposal Management workflow or within its own workgroup.

The Contract Management System (CMS) manages lease contracts for financing of vehicles from inception until completion. The leasing company is able to establish, maintain and terminate such financial contracts. Contracts may include added value services such as vehicle maintenance and/or insurance premiums. It furthermore incorporates functional extensions such as litigation, remarketing of vehicles, securitization of a portfolio and post dated check management.

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

Typically, the sales cycle for these products is anywhere between six to twelve months and NetSol derives its income both from selling the license to use the products as well as customization. License fees can vary between $75,000 to up to $1,000,000 per license depending upon the size of the customer and the complexity of the customization. The revenue for the license and the customization flows in several phases as certain deliverables are met and can take from six months to two years before a project is fully completed.

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

In March 2000, the Company entered into a Software Distribution Agreement with CFS Group PLC ("CFS") whereby the Company granted CFS the exclusive right to market and sublicense certain software products of NetSol. The term of this agreement is for three years. This agreement provided the Company with the opportunity to expand its marketing efforts by offering its products to customers of CFS and others in need of lease and finance software. CFS will pay a minimum of $1.2 million regardless of the amount of actual sales achieved. The minimum guarantee is for the period beginning March 15, 2000 and ending twelve months after the time NetSol delivers and CFS accepts the US version of the products.

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

Geographically, NetSol has operations throughout North America, Europe and Asia Pacific region.

During the last two fiscal years, the Company's revenue mix by major markets was as follows:


                                                                            2000          1999
                                                                            -----         ----------
                                                                                          (Restated)
North American (NetSol USA)                                                 13%           N/A
Europe (NetSol UK, Network Solutions Group, SuperNet)                       34%           64%
Other International (Abraxas, NetSol PK, NetSolConnect)                     53%           36%
Total Revenues                                                              100%          100%

Fiscal Year 2000 Performance Overview

During fiscal 2000, continuing with its strategy of growth through acquisitions, NetSol acquired four companies globally. These acquisitions were in the United States, Australia, United Kingdom and Germany. In addition, during fiscal 2000 NetSol was awarded the highest revenues from the contracts it entered into compared to previous years.

Global Commercial Market: Highlights

Within the global commercial market, there were several significant contracts granted to NetSol.

Consulting-In fiscal 2000, NetSol was awarded contracts in the USA with VoiceStream, Inc. (formerly Omnipoint Technologies); ATS, Inc. In Australia-St George Bank, GMAC Australia. In UK, The Swindon Schools Systems, Current Drugs, Debis Portfolio Systems.

CMS - by Daimler Chrysler Financial Services ( Australia, Taiwan & Singapore) WFS - by Chrysler Financial Taiwan
EPOS - by Daimler Chrysler Financial Services Australia
EPos for Tung Yung Leasing Company Taiwan
CTG - Outsourcing of Software Development
CFS
     Outsourcing of software Development
     Distribution of NetSol Lease and Finance Products (ePOS, PMS, SMS)

Additionally, NetSol continued to expand in the commercial area during fiscal 2000 through strategic acquisitions. NetSol acquired Network Solutions Group Ltd. located in London, England which specializes in managed network services, including design, configuration, installation, training and support & maintenance. Network Solutions Group Ltd. derives the majority of its business from servicing the education sector in the UK with the Local Education Authorities (LEAs). This strengthened the Company's position in a sector that is getting considerable attention from the government to improve computer and Internet access for government-run schools. This is part of a major UK government initiative known as the NGFL (National Grid for Learning) in England. With the acquisition of Abraxas Software Pty. Ltd., located in Adelaide, Australia, NetSol increased its market presence in the South Asian market. The Company also acquired Mindsources Inc., a company organized under the laws of the State of Virginia with a I/T consulting services specialty. The acquisition of Mindsources was designed to achieve a presence in the East Coast's growing IT market. Virginia, Maryland and Washington, D.C. areas are influential in the I/T, software development and consulting industries on the East Coast. This gives NetSol USA a good opportunity for marketing NetSol products and services. The acquisition of Mindsources allowed NetSol to further develop some of the new software applications and ultimately launch and market in the US market, changing the name of Mindsources to NetSol USA. Finally, the Company acquired SuperNet AG, in Frankfurt Germany to establish a presence as an Internet Service Provider in Germany. Through SuperNet, the Company has been able to market its offshore software development expertise to German based companies. In February 2000, the Company formed NetSol eR, Inc., a company formed under the laws of the state of Nevada ("NetSol eR"), a wholly-owned subsidiary of the Company. NetSol eR will focus on the Internet aspect of the Company.

NetSol eR was formed to create a focused business in the Internet solutions space. This includes entering the Internet connectivity business in virgin territories such as Pakistan. The management believes that the South East Asian region is 5 to 7 years behind the developed world in terms of opportunities for market leadership and profitability in the ISP business. This would be one of the last remaining territories where a "profitable" ISP business model exists for companies that can bring world-class technology infrastructure and a known brand. NetSol eR leveraged this by launching its subsidiary NetSol Connect Pvt. Ltd. which is currently the only IP backbone provider in Pakistan other than the state monopoly PTCL. This opens an array of business opportunities, being the provider of bandwidth to multi-national companies, as well as other retail ISPs in the country. The second area of business for NetSol eR is in building eBusiness solutions, proprietary tools and eCommunities. This plan is further implemented by the acquisition of SuperNet AG, Germany and the imminent launch of NetSol eR, USA in Calabasas, California.

SuperNet has two distinct revenue streams. First is from SuperNet's specialization in building Internet communities. They successfully deployed a number of these communities prior to acquisition. Subsequently, a number of new communities have gone online generating millions of page impressions per month (e.g. Superflirt.de and Supergamer.de). SuperNet is also filling a big gap in the German market as an e-Business solution provider and integrator. As of September 2000, SuperNet has won three contracts to deploy full blown e-business solutions for Matrix42, World online and iLAS. The German market, like the US, is facing a severe shortage of IT resources. For the first time ever it has opened immigration for IT engineers from the Indian sub-continent i.e. Pakistan and India. NetSol is already leveraging this opportunity and is moving a number of its engineers from Lahore, Pakistan to support SuperNet in providing highly sought after skills such as JAVA, EnterpriseJAVA Beans (EJB), Oracle, C++ Visual C, to the German marketplace. The acquisition of SuperNet is executing NetSol's strategy to have presence in the e-commerce space in major regions of Europe, the US and Asia. Our business model allows us to sell services into these markets and benefit from the cost arbitrage that exists as a result of our ability to sell in United States Dollars, British Pounds and German Mark and buy in Rupees. NetSol has effectively and efficiently made entry into e-commerce segment, which has been a strategic part of our business plan.

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

The Company broke ground for its Technology Campus in January 2000. Initially, the Company anticipated the completion of Phase 1 (of three phases) by fall 2000, but due to the delay in financing activities the completion is expected now in the second quarter of 2001. The campus is expected to house over 3,000 I/T professionals and is approximately 3 acres in size. The campus site is located in the second largest city of Lahore in Pakistan which has a population of 6 million. An educational and cultural center, the city is home to several leading universities of Engineering and Technology founded in 1961 and FAST, the largest computer research and training institute in Pakistan. The city is also the home of The University of Punjab founded in 1882, the oldest university in Pakistan.

The Company selected this site after careful consideration and research of the long-term benefits of the location and return on investment. Due to the fast growth of technology business in Pakistan, the city of Lahore is fast becoming the Silicon Valley of Pakistan. Just recently several multi-national IT related firms have launched their presence in Lahore. The Company is making this investment to attract contracts and projects from blue chips customers from all over the world. This campus will be the first purpose built software building with state of the art technology and communications infrastructure. Initially, the Company anticipated the completion of Phase 1 by fall 2000, but due to the delay in financing activities the completion is expected now in the second quarter of 2001. However, the Company has already leased a second building to accommodate the growing numbers of engineers and programmers. After the completion of the first phase, about 600 programmers can be accommodated.

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

CUSTOMERS

Some of NetSol customers include Mercedes Benz Finance - Singapore; Mercedes Benz Leasing - Thailand; Debis Portfolio Systems, UK and Mercedes Benz Finance - Australia. In addition, NetSol provides off shore development and customized I/T solutions to blue chip customers such as ICI of UK, CFS Group, PLC and 1st Net Technologies, Inc., USA. CFS with its recent merger with Decision Systems Inc. has now become one of the largest companies in the world in the asset based lending software business. Their customer base has grown to over 650 companies. This opens up a significant marketing channel for NetSol. Our agreement to perform customization work for CFS opens the door to their customer base. We would leverage that to offer our offshore development services for the customers' other software needs. No customers singly account for more than 10% of total revenues.

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

OPERATIONS

The Company's headquarters are in Calabasas, California. In fiscal 2000, the Company enhanced its internal operation at the parent level by hiring a CFO, in-house corporate counsel and a corporate controller. In addition, the Company engaged a new Investor Relations and Public Relations firm Cramer-Krasselt. The Company moved its headquarters to new larger premises in Calabasas, California in October 2000.

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

Our business is labor intensive and our success depends in large part upon our ability to attract, retain, train and motivate highly skilled employees. Because of the rapid growth in the Information Technology or I/T sector, there is intense competition for employees who have modeling, creative design, technical and program management experience. In addition, the Internet has created many opportunities for people with the skills we seek to form their own companies or join startup companies and these opportunities frequently offer the potential for significant future financial profit through equity incentives which we cannot match. We may not be successful in attracting a sufficient number of highly skilled employees in the future, or in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED

Our growth has placed significant demands on our management and other resources. Our revenues increased approximately 100% from $3.5 million (restated) in 1999 to $7.0 million in 2000. Our staff increased from 112 full-time employees at June 30, 1999 to 354 at June 30, 2000. Our future success will depend on our ability to manage our growth effectively, including by:

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

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

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

IF BUSINESSES DO NOT INCREASE THEIR USE OF THE INTERNET AS A MEANS FOR CONDUCTING COMMERCE, OUR REVENUES WILL BE ADVERSELY AFFECTED

One of the sources of our revenue is use of our software on-line. We have spent our resources to develop our software so that it will be used via the Internet. Our future success depends on the increased acceptance and use of the Internet as a means for conducting commerce. If commerce on the Internet does not continue to grow, or grows more slowly than expected, revenue growth would slow or decline and our business, financial condition and results of operations would be materially adversely affected. Consumers and businesses may delay adoption of the Internet as a viable medium for commerce for a number of reasons not within our control, including:

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

WE DEPEND HEAVILY ON A LIMITED NUMBER OF CLIENT PROJECTS AND THE LOSS OF ANY WOULD ADVERSELY AFFECT OUR OPERATING RESULTS

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for whom we perform large projects. For the year ended June 30, 2000, our four largest clients accounted for over 30% of our revenues. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, could have a material adverse effect on our business, financial condition and results of operations.

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

IF ANY CLIENT UNEXPECTEDLY TERMINATES THEIR CONTRACTS WITH US OUR BUSINESS COULD BE ADVERSELY AFFECTED

Our clients, with limited advance notice and without significant penalty, can cancel some of our contracts. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client's project. The cancellation or a significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

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

     - general economic or stock market conditions unrelated to our operating performance; and

     - In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

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

ITEM 2 - PROPERTIES

The Company formerly leased approximately an 800 square feet office facility in Calabasas, California as its headquarters. The month-to-month lease required monthly payments of approximately $2,300. The Company moved to its new headquarters in Calabasas, California with its subsidiary NetSol eR, Inc. in October 2000. The new facilities, which house NetSol eR and NetSol, are approximately 4,690 rentable square feet and the monthly rent for both NetSol eR and NetSol is $11,490.50 per month. The term of this new lease is for seven years. The new facilities are located at 24025 Park Sorrento, Calabasas, CA. 91302.

Other Leased properties as of
September 30, 2000

Approximate Square Feet                          Purpose/Use

Australia.................1,250                  Computer and General Office
Facility
Germany...................2,450                  Computer and General Office
Facility
Pakistan.................30,000                  Computer and General Office
Facility
United Kingdom............2,400                  General Office
Virginia..................1,254                  General Office


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

NetSol selected this site after careful consideration and research of the long-term benefits of the location and return on investment. Due to the fast growth of technology business in Pakistan, the city of Lahore is fast becoming the Silicon Valley of Pakistan. Just recently quite a few multi-national IT related firms have launched their presence in Lahore. NetSol is making this investment to ultimately attract much bigger contracts and projects from the major and blue chips customers from all over the world. This campus will be the first and fully dedicated software building with state of the Art technology and communications infrastructure. Initially, NetSol anticipated the completion of Phase 1 (of three phases) by fall 2000, but due to the delay in financing activities the completion is expected now in the second quarter of 2001. However, the company has already leased a second building to accommodate the growing numbers of engineers and programmers. After the completion of Phase 1, about 600 programmers can be accommodated.

There are over 8 universities and technology schools that NetSol visits to build its employee pool from. In addition, there is a new airport being constructed only 2.7 kilometers from the technology campus. The campus is estimated to cost approximately three million dollars and it will consist of three buildings to house all the IT professionals. The campus will have offices, a training center, a cafeteria, a gym, a mosque and a few resting quarters for the employees. To the best knowledge of the Company there are no other technology campuses that are in existence in Lahore. Since the building is in the construction stage, there is no issue of insurance.

ITEM 3 - LEGAL PROCEEDINGS

The Company is currently party to one dispute filed by its former Chief Financial Officer and director, Gill Champion, which involves litigation. The plaintiff filed a Complaint for Declaratory Relief on May 9, 2000 in the Los Angeles, CA Superior Court (Case No. BC229642). The plaintiff contends that, on or about May 29, 1998, he was granted 120,000 options at a $.01 per share exercise price. The Company has responded that the options were originally granted by the Board to all board members but later all of the directors agreed to forego such grant, and none received such options as the Plaintiff claims were granted him. The parties are in the discovery stage of the proceeding. The Company denies the allegations and is currently defending the action and believes it will win on its merits.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; RECENT SALES OF UNREGISTERED SECURITIES

(a) MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of NetSol International, Inc. is listed and traded on NASDAQ Small Cap under the ticker symbol "NTWK."

The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the NASDAQ for each quarter during the last two fiscal years and through December 31, 2000.


  Calendar      2000                      1999                         1998
  Quarter       High        Low           High          Low            High        Low

  1st           65          46.25           3.03        2.75
  2nd           48.75       16.06           3.43        2.50
  3rd           25.50       18.12           5.12        4.93           6.00        4.75
  4th           25.50        4.50          18.56        8.56           6.00        3.00

HOLDERS - As of January 3, 2001, the number of registered shareholders of the Company's common stock was 163. This does not include the holders that have their shares held in a depository trust in "street" name. As of January 3, 2001, 11,125,633 shares were issued and outstanding.

DIVIDENDS - The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

(b) RECENT SALES OF UNREGISTERED SECURITIES

The Company conducted two private placements in Fiscal Years 1999 and 2000:

     (1) During August to December 1999, the Company issued and sold 633,366 shares of common stock for aggregate gross proceeds of $1,553,661 in a private placement.

     (2) During November 1999, the Company issued 8% notes payable which were convertible to common shares at $6.50 per share. The Company raised a total of $350,000 of which $250,000 was converted into 38,462 shares. In connection with this note offering, the Company issued non-detachable warrants to purchase 57,000 shares of common stock with an exercise price of $6.50 per share. The Company also issed 9,231 shares of common stock and warrants to purchase 9,600 shares of common stock with an exercise price of $6.50 per share to its broker, JS Capital, as a commission. Offering cost of $60,000 has been recognized related to this offering.

For all private placements, the Company relied upon the registration requirements exemption of Section 4(2) of the Securities Act of 1933 and restricted securities were sold only to accredited investors.

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

Business Combinations

THE COMPANY COMPLETED FOUR BUSINESS COMBINATIONS DURING THE YEAR ENDED JUNE 30, 2000. THESE ARE LISTED BELOW IN CHRONOLOGICAL ORDER.

ACQUISITION OF MINDSOURCES, INC.

On August 13, 1999, the Company, through its wholly owned subsidiary, NetSol USA, Inc. acquired 100% of the outstanding capital stock of Mindsources, Inc., a Virginia, USA based company, through the issuance of 250,000 shares of restricted common shares of the Company for an aggregate purchase price of approximately $1,260,000. This acquisition was accounted for using the purchase method of accounting under Accounting Principles Bulletin No. 16 ("APB 16"), and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management on the date of acquisition, which approximated net assets of $900,000. The Company allocated the purchase price to customer lists acquired, and this amount is being amortized straight line over 15 years from the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired, approximately $360,000, was recorded as goodwill, and is being amortized straight line over the estimated useful life of 15 years from the date of acquisition.

ACQUISITION OF NETWORK SOLUTIONS LIMITED

On August 18, 1999, the Company acquired 100% of the outstanding capital stock of Network Solutions Group Limited and Subsidiaries, a United Kingdom Company, through the issuance of 155,000 shares of restricted common shares of the Company for an aggregate purchase price of approximately $940,000. This acquisition was accounted for using the purchase method of accounting under APB 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which approximated the negative net book value of $700,000. The management of the Company allocated approximately $600,000 to customer lists, which is being amortized straight line over 15 years from the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired, approximately $1,040,000, was recorded as goodwill, and is being amortized straight line over the estimated useful life of 15 years from the date of acquisition.

ACQUISITION OF ABRAXAS AUSTRALIA PTY, LIMITED

On January 3, 2000, the Company issued 150,000 restricted common shares in exchange for 100% of the outstanding capital stock of Abraxas Australia Pty, Limited, an Australian Company. This business combination was accounted for using the pooling of interest method of accounting under APB 16, and, accordingly, the audited financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. Selected financial information of the combining entities under the pooling of interest method of Business Combination is presented below.

ACQUISITION OF SUPERNET AG

On May 2, 2000, the Company issued 425,600 restricted common shares in exchange for 100% of the outstanding capital stock of SuperNet AG, a German Company. This business combination was accounted for using the pooling of interest method of accounting under APB 16, and accordingly, the audited financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. Selected financial information of the combining entities under the pooling of interest method of Business Combination is presented below.

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

RESTATEMENT OF CONSOLIDATED INCOME STATEMENT FOR THE YEAR ENDED JUNE 30, 1999:

                                                                                        TOTAL
                                                                     NETSOL          CONSOLIDATED
                                SUPERNET AG      ABRAXAS          INTERNATIONAL       & RESTATED
Net Revenue                     $  24,100       $519,714           $ 3,002,107        $ 3,545,921
Operating Expenses              $ 220,829       $259,134           $ 2,872,953        $ 3,352,907
Net income (loss)               $(286,106)      $ 48,561           $(1,756,234)       $(1,993,770)
Before extraordinary Item
Extraordinary item-gain on
  extinguishments of debt               -              -           $   129,500        $   129,500
Net income (loss)               $(286,106)      $ 48,561           $(1,626,734)       $(1,864,279)
Net loss per share-basic
  and diluted                                                      $     (0.44)       $     (0.43)

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

                                               2000                          1999 (restated)
NetSol UK/Network Solutions                    $ 2,106,041                   $ 2,236,219
Group
NetSol PK                                      $ 3,325,478                   $   765,888
Abraxas                                        $   355,693                   $   519,714
SuperNet AG                                    $   309,389                   $    24,100
MindSource, Inc.                               $   887,938                   $       n/a

Total Net Revenues                             $ 6,984,539                   $ 3,545,921

The Company experienced a significant revenue increase from the prior year for NetSol PK. This was attributable to several factors. NetSol PK was awarded several new projects for the fiscal year 2000 relating to lease and finance applications from various new and repeat customers, as compared to the prior year where revenues were generated more from consulting services. NetSol PK also added CFS, First Net Technologies and some local industries in Pakistan as new customers. Due to the maturity of the lease and finance products, The Company is positioning itself to market these licenses to the North

American and other global markets. The Company anticipates the growth pattern for NetSol PK to continue to grow steadily in the coming fiscal year due to product maturity and market demand with several existing customers, among them CFS, Daimler-Chrysler and other leasing and finance companies. NetSol PK anticipates benefiting from the September 2000 acquisition made by CFS of Decision Systems, Inc. by having a larger customer base and marketing resources. The Company experienced a downturn in its consulting revenues in the UK markets in fiscal 2000 compared to fiscal 1999. The acquisition of Network Solutions Group in fiscal 2000 (terms of the acquisition discussed above) caused the Company to experience integration challenges such as employee retention, which affected the business adversely. The downturn in consulting revenues was largely attributable to a decrease in network services caused by a slowdown in new orders a result of the well-publicized Y2K problem. Management has now streamlined the operations group by hiring new key employees and reducing overhead expenses significantly. This strategy will assist the UK operations in obtaining higher revenues and improved operating results. Through a strategic acquisition of Abraxas Australia, the Company wanted to provide products and services to existing and potential new customers in Australia. Abraxas experienced a downturn in revenues in fiscal 2000 from fiscal 1999 due largely to delays by customers caused by Y2K related problems. Abraxas has key software products, which are being developed in NetSol PK development facility, which will be marketed in Australia as well as other markets. These products are targeted towards the banking, insurance and leasing and finance industries. Management believes that the prospects for the future of Abraxas are to have steady sales growth because of an enhanced product line and by expanding its customer base. Another strategic acquisition was the acquisition of Mindsources, Inc. by NetSol USA, a wholly owned subsidiary of the Company, for the purpose of launching the Company's presence in North America. The Company is aligning itself to seize the opportunities in the growing IT consulting and services industry along the East coast of North America. Outsourcing IT professionals at competitive prices is the primary generator of Mindsources revenues. Since the acquisition in August 1999, Mindsources generated revenues of $887,938. The Company believes that a steady, yet strong sales growth is for fiscal 2001 is reasonable based upon new business generated since year-end and the ability to further penetrate the IT market.

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

Operating expenses were $7,292,993 for the year ended June 30, 2000 as compared to $3,352,907 (restated from $2,872,953 per the table above due to pooling of interest accounting) for the year ended June 30, 1999. During the years ended June 30, 2000 and 1999, the Company issued 252,500 and 235,000 restricted common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $1,017,575 and $710,866 for the years ended June 30, 2000 and 1999, respectively. Total professional service expense, including non-cash compensation, was $1,926,188 and $1,210,068 for the years ended June 30, 2000 and 1999, respectively. During the years ended June 30, 2000 and 1999, respectively, the Company recorded depreciation and amortization expense of $1,408,873 and $373,363. The increase in the current fiscal year is attributable to the amortization of goodwill and other intangible assets for a full twelve months, as opposed to approximately 3 months in the prior fiscal year. Operating expenses in total, including all general and administrative expenses, have also increased as a result of higher salaries and related costs primarily due to additional staff at all levels of the Company and the continuing building of the Company's infrastructure, both at the parent level and the subsidiary level. Salaries and wages expenses were $1,684,318 and $644,477 for the years ended June 30, 2000 and 1999, respectively. General and administrative expenses were $2,055,478 and $645,896 for the years ended June 30, 2000 and 1999, respectively. Operating results for both fiscal 2000 and 1999 were impacted as the Company applied pooling of interest accounting rules to two of its four acquisitions - Abraxas in Australia and SuperNet AG of Germany. Its consolidated statement of operations includes the operations of both Abraxas and SuperNet AG for both years ended June 30, 2000 and June 30, 1999. This resulted in the inclusion of net revenues of $665,082 and $543,814, and operating expenses of $782,961 and $479,954 for the years ended June 30, 2000 and June 30, 1999, respectively. Selling and marketing expenses decreased to $218,136 for the year ended June 30, 2000 from $479,103 for the year ended June 30, 1999, largely attributable to the pooling of interest treatment of both Abraxas and Supernet AG in fiscal 1999. The Company also incurred acquisition costs directly related to these two acquisitions of $155,750 that is appropriately included in current year operating expenses.

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

During the second and third quarters of the year ending June 30, 2000, a principal stockholder, purchased and sold shares of the Company's common stock on the public market within the same six-month period in connection with Section 16(b) of the Securities and Exchange Act of 1934. The Short Swing Profits of $1,427,145 arising from the sale of these shares of common stock were recovered by the Company in June 2000 and are presented as a contribution to additional paid in capital in the statement of stockholders' equity in the audited financial statements.

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

The Company was ready by January 1, 1999 to deal with any customer or supplier who wished to transact in Euro's and all European intercompany transactions since January 1,1999 have been invoiced and settled in Euro's in the participating countries. The Company's European operations has completed the development of the infrastructure that provides all the internal systems functionality required to deal with the Euro during the transition period and thereafter. The transition period lasts until July 2002 when the national currencies will no longer is legal tender. The incremental system cost to NetSol of introducing the Euro will not be material.

As of June 30, 2000, the transition to the Euro has not resulted in any material adverse impact on NetSol's financial positions or results of operations. All of the contracts NetSol enters into are either in U.S. dollars or pound sterling. NetSol does not believe or expect the conversion to have a material impact on its overall financial position or results of operations.

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

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control that could cause actual results to differ materially from the results described in such statements. These Factors include, without limitation, the following: (i) competitive pressures; (ii) the Company's ability to consummate strategic acquisitions and alliances; (iii) the Company's ability to attract and retain key personnel; (iv) changes in the demand for information technology outsourcing and business process outsourcing;
(v) changes in U.S. federal government spending levels for information technology services; (vi) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (vii) changes in the financial condition of the Company's commercial customers; (viii) the future profitability of the Company's customer contracts, and (ix) general economic conditions and fluctuations in currency exchange rates in countries in which we do business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

The Company has minimal fixed-rate long-term debt obligations, short-term commercial paper and other borrowings subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on the Company's future earnings or cash flows Foreign Currency.

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

                                    PART III

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

The directors and executive officers of the Company are as follows:

Executive Officers of the Registrant


Name                 Age       Year First     Term as               Positions Held with   Family Relationship
                               Elected As     Officer or            The Registrant
                               an Officer     Director
                               or Director
Salim Ghauri         45        1999           ended November 2000   Chief Executive       Brother to Naeem, Shahab
                                                                    Officer               and Najeeb Ghauri
                               1999           Indefinite            Director
                               2000           Indefinite            President

Najeeb Ghauri        46        1997           ended November 2000   President             Brother to Naeem, Shahab
                               1997           Indefinite            Director              and Salim Ghauri
                               2000           Indefinite            Chief Executive
                                                                    Officer

Naeem Ghauri         43        1999           Indefinite            Chief Operating       Brother to Najeeb, Shahab
                                                                    Officer               and Salim Ghauri
                                                                    Director

Aiesha Ghauri        33        1999           ended November 2000   Secretary             Wife to Najeeb Ghauri

Rick Poole           36        2000           Indefinite            Secretary             None
                                                                    Chief Accounting
                                                                    Officer

Syed Husain          45        2000           Indefinite            Chief Financial       None
                                                                    Officer

Shahab Ghauri        50        1999           Indefinite            Director              Brother to Najeeb, Naeem
                                                                                          and Salim Ghauri

Irfan Mustafa        49        1997           Indefinite            Director              None

Waheed Akbar         49        1999           Indefinite            Director              None

Cary Burch           39        1999           Indefinite            Director              None

Nasim Ashraf         50        2000           Indefinite            Director              None

Business Experience of Officers

SALIM GHAURI has been with the Company since 1999 as the Chief Executive Officer and Director of the Company. In November 2000 Mr. Ghauri ended his term as Chief Executive Officer and became President. Mr. Ghauri is also the CEO of Network Solutions (Pvt.) Ltd., a wholly owned subsidiary of the Company located in Lahore, Pakistan. Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before Network Solutions (Pvt.) Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant. Mr. Ghauri was the original founder of Network Solutions, Pvt. Ltd in Pakistans founded in 1996. Built Under Mr. Ghauri's leadership Network Solutions (Pvt) Ltd. gradually built a strong team of IT professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001.

NAJEEB U. GHAURI has been the President and a Director of the Company since 1997. In November 2000 Mr. Ghauri ended his term as President and became Chief Executive Officer. Mr. Ghauri is responsible for the managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company ("ARCO"), a Fortune 500 company, from 1987-1997. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1983.

NAEEM GHAURI is the Chief Operating Officer and has been a Director of the Company since 1999. Mr. Ghauri is also the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in Milton Keys, England. Mr. Ghauri was responsible for the launch of NetSol e R, Inc. and built NetSolConnect in Pakistan and spearheaded the acquisition of SuperNet AG, in Germany. Mr. Ghauri is the CEO for NetSol e R, Inc. Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., a subsidiary of Daimler - Chrysler, Germany from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England.

AIESHA GHAURI was the Secretary of the Company from 1999 until November 2000. NetSol has employed Ms. Ghauri over 2 years as corporate secretary. Her combined experience includes retail banking, retail and corporate loans, IPOs and SEC corporate administration with Manhattan West, Inc. As the Corporate secretary, Ms. Ghauri is responsible for all corporate and administrative matters and works closely with legal advisors, auditors and corporate bankers and company board and management.

RICK POOLE has been the Chief Accounting Officer of the Company since August 2000, and the Secretary of the Company since November 2000. Mr. Poole joins NetSol International from Stonefield Josephson, Inc. where he was a senior manager in the firm's audit and attest services division. He was responsible for the delivery of audit and consulting services to a variety of clients in the IT, manufacturing and professional services industries. Mr. Poole is responsible for all aspects of the Company's audit and tax filings, implementing and overseeing financial controls, and compliance of all regulatory filings and requirements in coordination with the CFO. Mr. Poole has a B.S. from California State University at Fullerton, and is a licensed Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

SYED HUSAIN has been the Chief Financial Officer of the Company since April 2000. Mr. Husain joins NetSol International from General Electric where he was Consultant Program Director of Global Financial Risk Management. He was responsible for the delivery of financial, operational and risk management services to global investment banks. Prior to joining General Electric, Mr. Husain managed global implementations of the financial, operational and reporting processes as well as corporate, treasury and investment banking systems at Andersen Consulting. Mr. Husain is responsible for all aspects of financial management, controls, investment banking relationships and compliance of all regulatory filings and requirements. Mr. Husain has a B.S. from The University of Punjab, Pakistan and has attended many advanced level business related courses with GE and Anderson Consulting in the USA and Europe.

SHAHAB GHAURI has been a Director of the Company since 1999. Mr. Ghauri is currently the Managing Director of Network Solutions Group, UK Ltd. where he has been instrumental in streamlining and integrating this company after its acquisition in 1999. He was able to contain the losses and reduce the costs of the operation of a company, which was struggling in the initial stage. Mr.

Ghauri was one of the key-founding members of Network Solutions, Pvt. Ltd., in which he injected all the initial seed capital. He is also very actively involved with the Board in advising and making strategic decisions for global growth and expansion. Mr. Ghauri draws only 1-pound sterling salary as Managing Director of Network Solutions Group Ltd. Mr. Ghauri received his Bachelor of Arts degree in Economics from the University of Punjab in Pakistan in 1971.

IRFAN MUSTAFA has been the Chairman of the Board and a Director of NetSol International, Inc. since the inception of the Company in April 1997. Mr. Mustafa has an M.B.A. from IMD (formerly Imede), Lausanne, Switzerland (1975); an M.B.A. from the Institute of Business Administration, Karachi, Pakistan
(1974); and a B.S.C. in Economics, from Punjab University, Lahore, Pakistan
(1971). Mr. Mustafa began his 14 year career with Unilever, Plc where he where he was one of the youngest senior management and board members. Later, he was employed with Pepsi International from 1990 to 1997 as a CEO in Pakistan, Bangladesh, Sri Lanka and Egypt. He spent two years in the US with Pepsi in their Executive Development Program from 1996-97. Mr. Mustafa was relocated to Dubai as head of TRICON Middle East and North African regions. Pepsi International spun off TRICON in 1997. Mr. Mustafa has been a strategic advisor to NetSol from the beginning and has played a key role in every acquisition by the company. His active participation with NetSol management has helped the company to establish a stronger presence in Pakistan. Mr. Mustafa is a member of NetSol's Compensation Committee and the Audit Committee.

WAHEED AKBAR has been a Director of the Company since 1999. Dr. Akbar is an orthopedic surgeon with licenses in New York, Michigan, Florida and California. Dr. Akbar is the Past President of Saginaw County Medical Society, Past President of Medical Staff at St. Mary's Hospital and a present board member of Field Neuroscience Institute. Dr. Amber has been instrumental in attracting a group of Pakistani-American physicians and business persons whom invested in NetSol in exchange of restricted shares in 1999-2000. Dr. Akbar assists the company s development team in furthering some key medical software applications, which is currently at R&D stage. Dr. Akbar actively pursues various financial opportunities for NetSol. Dr. Akbar is a member of NetSol's Compensation Committee and Audit Committee.

CARY BURCH has been a Director of the Company since 1999. Mr. Burch is currently the President and CEO CreditNet, Inc., which is a division of First American CREDCO. He has an M.B.A. from Pepperdine University and has attended Harvard Business School for a Senior Executive Management course. Mr. Burch is a member of NetSol s Compensation Committee and Audit Committee.

NASIM ASHRAF has been a Director of the Company since November 2000. Dr. Nasim Ashraf is a prominent US based physician residing in Maryland. He has practiced medicine for nearly 25 years as a nephrologist. He is also very actively involved in promoting and developing the young IT industry in Pakistan through his high level association with several ministries and cabinets in Pakistan. Dr. Ashraf has been a key figure in an effort to improve the US and Pakistan relationship and is very active in several educational, human development and medical causes in the under-develop countries. Dr. Ashraf will play a key role in financing and public relations activities in both the US and Pakistan.


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

The following disclosure is based solely upon a review of the Forms 3, 4 and 5 and any amendments thereto furnished to the Company during the Company's fiscal year ended June 30, 2000. Based on this review, Chief Financial Officer Syed Husain and Directors Cary Burch and Waheed Akbar failed to file reports on Form
3. No other individuals who were directors, officers and beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Forms 3, 4 and 5.

ITEM 10-EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE AND OPTIONS

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the Officers of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2000. The following information for the Officers includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                                         SUMMARY COMPENSATION TABLE


                                                                                      Long Term
                                                                                    Compensation
                                            Annual Compensation                       Awards(2)
                             Fiscal         -------------------            -------------------------------
Name and                      Year                                         Restricted stock     Underlying
Principal Position           Ended      Salary (1)           Bonus            Awards(3)         Options(4)
------------------           ------     ----------           -----         ----------------     ----------
Najeeb U. Ghauri,             2000      $100,000             -0-               735,000(5)        20,000(6)
President, Director                                                                             100,000(7)
                              1999       100,000             -0-               705,000          450,000(8)
                                                                                                 20,000(9)
                                                                                                 50,000(10)
                              1998        91,150             -0-               250,000

Naeem Ghauri, Chief           2000      $150,000             -0-             1,376,416           20,000(6)
Operations Officer, Director  1999       150,000            $30,000 (11)     1,157,666          450,000(8)
                              1998         N/A               N/A             N/A                N/A

Salim Ghauri, Chief           2000      $100,000             -0-             1,386,416           20,000(6)
Executive Officer, Director   1999       100,000             -0-             1,170,666          450,000(8)
                              1998         N/A               N/A             N/A                N/A

Syed Husain, Chief            2000      $100,000             -0-            -0-                  50,000(12)
Financial Officer             1999        N/A                N/A            N/A                 N/A
                              1998        N/A                N/A            N/A                 N/A

----------

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal 2000, nor any benefits other than those available to all other employees that are required to be disclosed.

(2) No officers received or will receive any long-term incentive plan (LTIP) payouts or other payouts during fiscal 1999.

(3)  All stock awards are shares of Common Stock of the Company.

(4) All securities underlying options are shares of Common Stock of the Company.

(5) Mr. Najeeb Ghauri pledged 448,750 of his shares as collateral to obtain a margin loan. The financial institution provided the loan under the condition that the stock price not fall below $20 per share. Should it fall below $20, then the financial institution would force sale of the shares to recover the loan amount. Due to a decline in NetSol's stock price, the financial institution demanded the entire loan be paid back. Mr. Ghauri returned the majority portion of the loan; however, between September 15 and September 30, 2000, the financial institution sold 72,900 shares to cover the loan.

(6) Includes options to purchase 20,000 shares of Common Stock of the Company granted to each Director of the Company for the 1999-2000 term at an exercise price of $5.50, which vested at the end of the 1999-2000 term. Options must be exercised within five years after the September 1999 date of grant.

(7) Includes options to purchase 100,000 shares of Common Stock of the Company granted to Najeeb Ghauri as an officer of the Company in February 2000 with an exercise price of $21.00 per share, exercisable immediately from the date of grant. The options must be exercised within five years from the date of grant.

(8) Includes options to purchase 450,000 shares of Common Stock of the Company granted under an Employment Contract with the Company. Options to purchase 150,000 shares at an exercise price of $1.58 vested in May 1999; options to purchase an additional 150,000 shares at an exercise price of $2.58 vested in May 2000; and options to purchase an additional 150,000 shares at an exercise price of $2.58 vest in May 2001.

(9) Includes options to purchase 20,000 shares of Common Stock of the Company granted to each Director of the Company for the 1998-1999 term at an exercise price of $1.58, which vested at the end of the 1998 term. Options must be exercised within five years after November 18, 1998.

(10) Includes options to purchase 50,000 shares of Common Stock of the Company granted in July 1999, at an exercise price of $1.01, vesting immediately upon grant. Options must be exercised within five years after July 18, 1998.

(11) Naeem Ghauri received a signing bonus upon the execution of his employment agreement dated April, 17, 1999.

(12) Includes options to purchase 50,000 shares of Common Stock of the Company granted to Mr. Husain as part of his compensation with an exercise price of $21 to vest at the end of one year from February 2000. The options must be exercised within five years from February 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (INDIVIDUAL GRANTS)

             Name               Number of       Percent of          Exercise            Expiration
                                Securities      total options/        Or                  Date
                                Underlying      SARs granted        Base price
                                Options/SARs    to employees         ($/Sh)
                                granted(#)      in fiscal year
Najeeb Ghauri, President ,       20,000             1%             $5.50/share           September 2004
Director                        100,000             9%             $21.00/share          February 2005

Salim Ghauri, CEO, Director      20,000             1%             $5.50/ Share          September 2004


Naeem Ghauri, COO, Director      20,000             1%             $5.50/ Share          September 2004


Syed Husain, CFO                50,000(1)           4%             $21.00/Share          February 2005



(1)  One year vesting period from the date of grant, February 2000.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

             Name               Shares              Value          Number of             Value of
                                Acquired           realized        unexercised           Options/
                                On                    ($)          options/SARs at         SARs
                                Exercise (#)                       FY-end (#)            at FY-end(#)
                                                                   exercisable/        exercisable(2)/
                                                                   unexercisable        unexercisable
Najeeb Ghauri, President,       220,000            $12,490,900     295,000/150,000       $7,875,250
Director

Salim Ghauri, CEO, Director     150,000             $8,463,000     170,000/150,000       $5,538,000

Naeem Ghauri, COO, Director     150,000             $8,463,000     170,000/150,000       $5,538,000

Syed Husain, CFO                -0-                 -0-            -0-/50,000            -0-/$725,000

(2)  The closing price of the stock at Fiscal Year End was $35.50.


EMPLOYMENT AGREEMENTS

Effective April 17, 1999, the Company entered into an employment agreement with Najeeb Ghauri as Chief Executive Officer, President and Interim Chief Financial Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $100,000. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company.

Effective April 17, 1999, the Company entered into an employment agreement with Salim Ghauri as Chief Executive Officer of the Company's Pakistan branch. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $100,000. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company.

Effective April 17, 1999, the Company entered into an employment agreement with Naeem Ghauri as Chief Operating Officer, and as Chief Executive Officer of the Company's UK branch. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $150,000, with a signing bonus of $30,000. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company.

All of the above agreements provide for a grant to purchase 450,000 shares of common stock of the Company under the Company's employee stock option plan as follows:

(a) On May 18, 1999, options to purchase 150,000 shares of common stock of the Company at an exercise price of $1.58 per share vest;

(b) On May 18, 2000, options to purchase 150,000 shares of common stock of the Company at an exercise price of $2.58 per share vest;

(c) On May 18, 2001, options to purchase 150,000 shares of common stock of the Company at an exercise price of $3.58 per share vest;

All of the above agreements provide for certain Company-paid benefits such as employee benefit plans and medical care plans at such times as they may be adopted by the Company. The agreements also provide for reimbursement of reasonable business-related expenses and for two weeks of paid vacation. The agreements also provide for certain covenants concerning non-competition, non-disclosure, and assignment of intellectual property rights.

COMPENSATION OF DIRECTORS

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending Directors' Meetings. In addition, the Company has granted to each of its seven directors options to purchase 20,000 shares of common stock of the Company under the Company's Incentive and Nonstatutory Stock Option Plan. The options vest at the end of the director's term in November 2000, with an exercise price of $5.50. These options were granted in September 1999.

In addition, effective as of September 1, 1999, the Company entered into a Consulting Agreement with one of the directors of the Company, Irfan Mustafa, for Mr. Mustafa to develop and advise the Company on marketing strategies, develop investor relations and develop strategic alliances. In addition, Mr. Mustafa is to assist the Board of Directors in mergers, acquisitions and other business combinations. The agreement is for a base term of three years, and is renewed automatically thereafter for succeeding one-year terms until terminated by either party. The agreement provides for a monthly retainer of $4,000. The agreement also provides for certain covenants concerning confidentiality and non-competition.

ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 30, 2000, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

                                                                   Percentage
     Name and                       Number of                      Beneficially
     Address                       Shares(1)(2)                      owned
Najeeb Ghauri (3)                    735,000                           6.7%

Naeem Ghauri (3)                   1,376,416                          12.5%

Irfan Mustafa (3)                    140,000                           1.3%

Salim Ghauri (3)                   1,386,416                          12.6%

Aiesha Ghauri (3)                        -0-                              *

Syed Husain (3)                          -0-                              *

Shahab Ghauri (3)                  1,236,416                          11.2%

Cary Burch (3)                           -0-                              *

Waheed Akbar (3)                      35,000                              *

Nasim Ashraf (3)                         -0-                              *

Blue Water Master Fund LP(4)       2,115,900                          19.22%
C/O Cico Fund Services
Kaya Flamboyan 9
Curacao, Netherlands Antilles

All officers and directors
as a group (9 persons)             4,909,248                           44.6%

----------

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock relating to options currently exercisable or exercisable within 60 days of September 30, 2000 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o the Company at 24025 Park Sorrento, Suite 220, Calabasas, CA 91302.

(4) Blue Water Master Fund LP reported its holdings on Schedule 13D/A as filed with the Securities and Exchange Commission on April 27, 2000.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company acquired land for a purchase price of $200,000 from Salim Ghauri, Naeem Ghauri, Shahab Ghauri and Najeeb Ghauri (who are officers and/or stockholders).

Effective as of September 1, 1999, the Company entered into a Consulting Agreement with one of the directors of the Company, Irfan Mustafa, for Mr. Mustafa to develop and advise the Company on marketing strategies, develop investor relations and develop strategic alliances. In addition, Mr. Mustafa is to assist the Board of Directors in mergers, acquisitions and other business combinations. The agreement is for a base term of three years, and is renewed automatically thereafter for succeeding one-year terms until terminated by either party. The agreement provides for a monthly retainer of $4,000. The agreement also provides for certain covenants concerning confidentiality and non-competition.

On September 15, 1998, the Company purchased from related parties 51% of the outstanding common stock of Network Solutions PVT, Ltd., a Pakistani Company, and 43% of the outstanding common stock of Netsol UK, Limited, a United Kingdom Company. On April 17, 1999, the Company purchased from the related parties 49% of the outstanding common stock of Network Solutions PVT, Ltd., and 57% of the outstanding common stock of Netsol UK, Limited. These purchases were made for the issuance of 4,690,000 restricted common shares of the Company and cash payments of $775,000, for an aggregate purchase price of approximately $12.9 million. The related parties were Salim Ghauri, Naeem Ghauri and Shahab Ghauri, all of whom became directors of the Company. All are beneficial owners who have holdings in the company of greater than 5%, as disclosed above in Item 11.

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

 (a)     Exhibits

          3.1 Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997(1)

          3.2  Amendment to Articles of Incorporation dated May 21, 1999 (2)

          3.3 Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000

         10.1  Former Lease Agreement for Calabasas executive offices (3)

         10.2  Company Stock Option Plan dated May 18, 1999 (2)

         10.3  Company Stock Option Plan dated April 1, 1997 (1)

         10.4 Employment Agreement, dated April 17, 1999 by and between Mirage Holdings, Inc. and Najeeb U. Ghauri (2)(4)

         10.5 Employment Agreement, dated April 17, 1999 by and between Mirage Holdings, Inc. and Salim Ghauri (2)(4)

         10.6 Employment Agreement, dated April 17, 1999 by and between Mirage Holdings, Inc. and Naeem Ghauri (2)(4)

         10.7 Consulting Contract, dated September 1, 1999 by and between Irfan Mustafa and NetSol International, Inc. (3)

         10.8 Software Distribution Agreement, dated March 15, 2000 by and between Registrant and CFS Group PLC

         10.9 Master Development Services Agreement, dated March 15, 2000 by and between Registrant and CFS Group PLC

        10.10 Stock Purchase Agreement, dated May 2, 2000, by and among Registrant, Mr. Florian Zgunea, Mr. Leonard Metsch and Pegasus Beteiligungen AG. (5)

        10.11  Current Lease Agreement for Calabasas executive offices (6)

         21.1  A list of all subsidiaries of the Company

         23.1  Consent of Stonefield Josephson, Inc.

         23.2  Consent of Saeed Kamran Patel & Co.

         23.3  Consent of Mazars Neville Russell

         27    Financial Data Schedule (7)

---------------------

(1) Incorporated by reference to the Company's Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997.

(2) Incorporated by reference to the Company's Annual Report on Form 10K-SB filed September 28, 1999.

(3) Previously filed with the Company's Annual Report on Form 10K-SB filed October 13, 2000.

(4)  Management contract.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed June 21, 2000.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed October 26, 2000.

(7) Previously filed with the Company's Annual Report on Form 10K-SB filed October 13, 2000

(b)  Reports on Form 8-K

One report was filed on Form 8-K during the fourth quarter of fiscal year 2000. On June 21, 2000, a Form 8-K was filed announcing the SuperNet AG acquisition and providing the financial statements of SuperNet AG as of December 31, 1999. In addition, on January 23, 2001, a Form 8-K was filed announcing the sale of common stock of the Company for an aggregate purchase price of $2,000,000 to Deephaven Private Placement Trading Ltd.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NetSol International, Inc.

Date:  February 1, 2001                 BY:/s/ NAJEEB U. GHAURI
                                        --------------------------------------
                                           Najeeb U. Ghauri
                                           Chief Executive Officer

Date:  February 1, 2001                 BY:/s/ Syed Husain
                                        --------------------------------------
                                           Syed Husain
                                           Chief Financial Officer

In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  February 1, 2001                 BY:/s/ NAJEEB U. GHAURI
                                        ---------------------------------------
                                           Najeeb U. Ghauri
                                           Chief Executive Officer and Director

Date:  February 1, 2001                 BY:/s/ SALIM GHAURI
                                        ---------------------------------------
                                           Salim Ghauri
                                           President, Director

Date:  February 1, 2001                 BY:/s/ NAEEM GHAURI
                                        ---------------------------------------
                                           Naeem Ghauri
                                           Chief Operating Officer, Director

Date:  February 1, 2001                 BY:/s/ SYED HUSAIN
                                        ---------------------------------------
                                           Syed Husain
                                           Chief Financial Officer

Date:  February 1, 2001                 BY:/s/ RICK POOLE
                                        ---------------------------------------
                                           Rick Poole
                                           Chief Accounting Officer, Secretary

Date:  February 1, 2001                 BY:/s/ SHAHAB GHAURI
                                        --------------------------------------
                                           Shahab Ghauri
                                           Director

Date:  February 1, 2001                 BY:/s/ IRFAN MUSTAFA
                                        --------------------------------------
                                           Irfan Mustafa
                                           Director

Date:  February 1, 2001                 BY:/s/ NAEEM GHAURI
                                        --------------------------------------
                                           Naeem Ghauri
                                           Chief Operating Officer

Date:  February 1, 2001                 BY:/s/ WAHEED AKBAR
                                        --------------------------------------
                                           Naeem Ghauri
                                           Director

Date:  February 1, 2001                 BY:/s/ CARY BURCH
                                        -------------------------------------
                                           Cary Burch
                                           Director

Date:  February 1, 2001                 BY:/s/ NASIM ASHRAF
                                        --------------------------------------
                                           Nasim Ashraf
                                           Director

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY MIRAGE HOLDINGS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2000 AND 1999




                                    CONTENTS


                                                                                                                 PAGE


INDEPENDENT AUDITORS' REPORT OF STONEFIELD JOSEPHSON, INC.                                                        F-1
AUDITORS' REPORT OF SAEED KAMRAN PATEL & CO. FOR NETWORK SOLUTIONS
     (PVT) LIMITED                                                                                                F-2-3
AUDITORS' REPORT OF SAEED KAMRAN PATEL & CO. FOR NETSOL CONNECT (PVT.)
     LIMITED (FORMERLY SKY VENTURE SERVICES (PVT.) LIMITED)                                                       F-4
AUDITORS' REPORT OF MAZARS NEVILLE RUSSELL FOR NETSOL (UK) LIMITED                                                F-5
AUDITORS' REPORT OF MAZARS NEVILLE RUSSELL FOR NETWORK SOLUTIONS GROUP
     LIMITED                                                                                                      F-6
AUDITORS' REPORT OF MAZARS NEVILLE RUSSELL FOR NETWORK SOLUTIONS GROUP
     LIMITED                                                                                                      F-7
AUDITORS' REPORT OF MAZARS NEVILLE RUSSELL FOR NETWORK SOLUTIONS LIMITED                                          F-8
AUDITORS' REPORT OF MAZARS NEVILLE RUSSELL FOR NETWORK SOLUTIONS LIMITED                                          F-9
AUDITORS' REPORT OF MAZARS NEVILLE RUSSELL FOR NETWORK SOLUTIONS (NORTHERN)
     LIMITED                                                                                                      F-10
AUDITORS' REPORT OF MAZARS NEVILLE RUSSELL FOR NETWORK SOLUTIONS (NORTHERN)
     LIMITED                                                                                                      F-11


CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                                                                      F-12
  Consolidated Statements of Operations                                                                           F-13
  Consolidated Statement of Stockholders' Equity                                                                  F-14-15
  Consolidated Statements of Cash Flows                                                                           F-16-17
  Notes to Consolidated Financial Statements                                                                      F-18-34

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Netsol International, Inc. and subsidiaries (formerly
  Mirage Holdings, Inc.)
Calabasas, California


We have audited the accompanying consolidated balance sheet of Netsol International, Inc. and subsidiaries (formerly Mirage Holdings, Inc.) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Network Solutions PVT, Ltd., Netsol UK, Limited, Network Solutions Group and Subsidiaries and Netsol Connect PVT, Ltd., wholly owned subsidiaries, whose statements reflect combined total assets of $7,100,000 as of June 30, 2000 and combined total net revenues of $6,096,000 and $3,546,000 for the two years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Network Solutions PVT, Ltd., Netsol UK, Limited, Network Solutions Group and Subsidiaries and Netsol Connect PVT, Ltd., is based solely on the report of the other auditors.

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

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
September 26, 2000

                         AUDITORS' REPORT TO THE MEMBERS


We have audited the annexed balance sheet of NETWORK SOLUTIONS (PVT) LIMITED as at June-30, 2000 and the related statements of income and cash flows for the year ended June-30, 2000. We conducted our audit in accordance with International Standards on Auditing which are comparable in all respects with US Generally Accepted Auditing Standards and we state that we have obtained all the information and explanations which to the best of our knowledge and belief were necessary for the purposes of our audit and, after due verification thereof, we report that:

a) in our opinion, proper books of account have been kept by the Company as required by Companies Ordinance, 1984:

b)   in our opinion:

     i) the balance sheet and income statement together with the notes thereon have been drawn up in conformity with the Companies Ordinance, 1984 and are in agreement with the books of account and are further in accordance with accounting polices.

     ii) the expenditure incurred during the year was for the purpose of the Company's business; and

     iii) the business conducted, and the expenditure incurred during the year were in accordance with the objects of the Company;

c) in our opinion and to the best of our information and according to the explanations given to us, the balance sheet, income statement and cash flow statement, together with the notes forming part thereof, give the information required by the Companies Ordinance, 1984, in the manner so required and respectively give a true and fair view of the state of the Company's affairs as at June-30, 2000 and of the income and the cash flows for the year then ended and are in accordance with the International Accounting Standards which are comparable in all respects with US Generally Accepted Accounting Principles; and

d) in our opinion, no Zakat was deductible at source under the Zakat and Ushr Ordinance, 1980.



/s/ Saeed Kamran Patel & Co.

Place: LAHORE
       CHARTERED ACCOUNTANTS
Date : SEPTEMBER 6, 2000

                         AUDITORS' REPORT TO THE MEMBERS


We have audited the annexed balance sheet of NETSOL CONNECT (PVT.) LIMITED (FORMERLY SKY VENTURE INTERNET SERVICES (PVT.) LIMITED) as at June-30, 2000 and the cash flow statement, together with the notes forming part thereof, for the period then ended and we state that we have obtained all the information and explanations which to the best of our knowledge and belief were necessary for the purposes of our audit and, after due verification thereof, we report that:

a) in our opinion, proper books of account have been kept by the Company as required by Companies Ordinance, 1984:

b)   in our opinion:

     i) the balance sheet together with the notes thereon have been drawn up in conformity with the Companies Ordinance, 1984 and are in agreement with the books of account and are further in accordance with accounting polices; and

     ii) the expenditure incurred during the period was for the purpose of the Company's business; and

     iii) the business conducted, and the expenditure incurred during the period were in accordance with the objects of the Company.

c) in our opinion and to the best of our information and according to the explanations given to us, the balance sheet, profit and loss account and the cash flow statement, together with the notes forming part thereof, give the information required by the Companies Ordinance, 1984, in the manner so required and respectively give a true and fair view of the state of the Company's affairs as at June-30, 2000 and cash flows for the period then ended; and

d) in our opinion no Zakat was deductible at source under the Zakat and Ushr Ordinance, 1980.



/s/ Saeed Kamran Patel & Co.

Place: LAHORE
Date : SEPTEMBER 6, 2000
       CHARTERED ACCOUNTANTS

AUDITORS' REPORT TO THE SHAREHOLDERS OF NETSOL (UK) LIMITED


We have audited the financial statements on pages 4 to 11 which have been prepared following the accounting policies set out on page 5.


              RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 1 the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

                                BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

                                  GOING CONCERN

In forming our opinion, we have considered the adequacy of the disclosures made in note 1 of the financial statements concerning the uncertainty as to the continuation and renewal of the company's bank overdraft facility. In view of the significance of this uncertainty we consider that it should be drawn to your attention but our opinion is not qualified in this respect.

                                     OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 30 June 2000 and of its loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.


/s/Mazars Neville Russell

MAZARS NEVILLE RUSSELL
CHARTERED ACCOUNTANTS
and Registered Auditors

Milton Keynes

22nd September 2000

AUDITORS' REPORT TO THE SHAREHOLDERS OF NETWORK SOLUTIONS GROUP LIMITED


We have audited the financial statements on pages 4 to 8 which have been prepared following the accounting policies set out on page 5.


              RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 1 the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

                                BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

                                     OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 31 January 2000 and of its loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.


/s/Mazars Neville Russell

MAZARS NEVILLE RUSSELL
CHARTERED ACCOUNTANTS
and Registered Auditors

Milton Keynes

22nd September 2000

AUDITORS' REPORT TO THE SHAREHOLDERS OF NETWORK SOLUTIONS GROUP LIMITED


We have audited the financial statements on pages 4 to 7 which have been prepared following the accounting policies set out on page 5.


              RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 1 the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

                                BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

                                     OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 30 June 2000 and of its loss for the period then ended and have been properly prepared in accordance with the Companies Act 1985.


/s/Mazars Neville Russell

MAZARS NEVILLE RUSSELL
CHARTERED ACCOUNTANTS
and Registered Auditors

Milton Keynes

22nd September 2000

AUDITORS' REPORT TO THE SHAREHOLDERS OF NETWORK SOLUTIONS  LIMITED


We have audited the financial statements on pages 4 to 11 which have been prepared following the accounting policies set out on page 5.


              RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 1 the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

                                BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

The directors are responsible for maintaining proper accounting records which disclose with reasonable accuracy at any time the financial position of the company. Our review of the books and records has revealed a number of weaknesses and accounting breakdowns which has necessitated a reconstruction of the relevant accounting records.

                                  GOING CONCERN

In forming our opinion, we have considered the adequacy of the disclosures made in note 1 of the financial statements concerning the uncertainty as to the continuation and renewal of the company's bank overdraft facility. In view of the significance of this uncertainty we consider that it should be drawn to your attention but our opinion is not qualified in this respect.

                                     OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 31 January 2000 and of its loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.

In our opinion proper accounting records have not been kept in accordance with section 221 of the Companies Act 1985.


/s/Mazars Neville Russell

MAZARS NEVILLE RUSSELL
CHARTERED ACCOUNTANTS
and Registered Auditors

Milton Keynes

22nd September 2000

AUDITORS' REPORT TO THE SHAREHOLDERS OF NETWORK SOLUTIONS LIMITED


We have audited the financial statements on pages 4 to 11 which have been prepared following the accounting policies set out on page 5.


              RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 1 the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

                                BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

                                  GOING CONCERN

In forming our opinion, we have considered the adequacy of the disclosures made in note 1 of the financial statements concerning the uncertainty as to the continuation and renewal of the company's bank overdraft facility. In view of the significance of this uncertainty we consider that it should be drawn to your attention but our opinion is not qualified in this respect.

                                     OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 30 June 2000 and of its loss for the period then ended and have been properly prepared in accordance with the Companies Act 1985.

/s/Mazars Neville Russell

MAZARS NEVILLE RUSSELL
CHARTERED ACCOUNTANTS
and Registered Auditors

Milton Keynes

22nd September 2000

AUDITORS' REPORT TO THE SHAREHOLDERS OF NETWORK SOLUTIONS (NORTHERN) LIMITED


We have audited the financial statements on pages 4 to 8 which have been prepared following the accounting policies set out on page 5.


              RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 1 the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

                                BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

                                     OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 31 January 2000 and of its loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.


/s/Mazars Neville Russell

MAZARS NEVILLE RUSSELL
CHARTERED ACCOUNTANTS
and Registered Auditors

Milton Keynes

22nd September 2000

AUDITORS' REPORT TO THE SHAREHOLDERS OF NETWORK SOLUTIONS (NORTHERN) LIMITED

We have audited the financial statements on pages 4 to 9 which have been prepared following the accounting policies set out on page 5.


              RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 1 the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

                                BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

                                     OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 30 June 2000 and of its loss for the period then ended and have been properly prepared in accordance with the Companies Act 1985.

/s/Mazars Neville Russell

MAZARS NEVILLE RUSSELL
CHARTERED ACCOUNTANTS
and Registered Auditors

Milton Keynes

22nd September 2000

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET - JUNE 30, 2000

                                                           ASSETS



CURRENT ASSETS:
  Cash and cash equivalents                                                            $      2,981,046
  Certificates of deposit                                                                     1,000,000
  Accounts receivable                                                                         2,768,036
  Other current assets                                                                          229,414
                                                                                       ----------------

          Total current assets                                                                             $     6,978,496

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                                                                      2,490,151

OTHER ASSETS                                                                                                     1,727,601

INTANGIBLES:
  Product licenses, renewals, enhancements,
    copyrights, trademarks and tradenames, net                                                4,664,889
  Customer lists, net                                                                         2,502,272
  Goodwill, net                                                                               6,857,760
                                                                                       ----------------

          Total intangibles                                                                                     14,024,921
                                                                                                           ---------------

                                                                                                           $    25,221,169
                                                                                                           ===============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                 $     2,072,976
  Current maturities of obligations under capitalized leases                                    101,604
  Loan payable                                                                                   75,000
                                                                                        ---------------

          Total current liabilities                                                                        $     2,249,580

DEFERRED TAX LIABILITY                                                                                           2,850,000

OBLIGATIONS UNDER CAPITALIZED LEASES,
  less current maturities                                                                                          215,818

8% CONVERTIBLE NOTE PAYABLE                                                                                        100,000

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares
    authorized, 10,892,124 shares issued and outstanding                                         10,892
  Additional paid-in capital                                                                 26,059,625
  Stock subscriptions receivable                                                                (68,650)
  Other comprehensive income                                                                     22,847
  Accumulated deficit                                                                        (6,218,943)
                                                                                        ---------------

          Total stockholders' equity                                                                            19,805,771
                                                                                                           ---------------

                                                                                                           $    25,221,169
                                                                                                           ===============

See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     YEAR ENDED               YEAR ENDED
                                                    JUNE 30, 2000            JUNE 30, 1999*
                                                    -------------            -------------
NET REVENUES                                      $     6,984,539          $     3,545,921

COST OF REVENUES                                        3,583,693                2,024,256
                                                  ---------------          ---------------

GROSS PROFIT                                            3,400,846                1,521,665
                                                  ---------------          ---------------

OPERATING EXPENSES:
  Selling and marketing                                   218,136                  479,103
  Depreciation and amortization                         1,408,873                  373,363
  Salaries and wages                                    1,684,318                  644,477
  Professional services, including
    non-cash compensation                               1,926,188                1,210,068
  General and administrative                            2,055,478                  645,896
                                                  ---------------          ---------------

          Total operating expenses                      7,292,993                3,352,907
                                                  ---------------          ---------------

OTHER INCOME                                              241,071                  143,079
                                                  ---------------          ---------------

NET LOSS BEFORE INCOME ALLOCATED TO
  MINORITY INTEREST                                    (3,651,076)              (1,688,163)

MINORITY INTEREST IN SUBSIDIARIES' EARNINGS                     -                 (305,616)
                                                  ---------------          ---------------

NET LOSS BEFORE EXTRAORDINARY ITEM AND
  INCOME TAXES                                         (3,651,076)              (1,993,779)

INCOME TAX BENEFIT - DEFERRED                            (250,000)                       -
                                                  ---------------          ---------------

NET LOSS BEFORE EXTRAORDINARY ITEM                     (3,401,076)              (1,993,779)

GAIN ON FORGIVENESS OF DEBT, net of tax                         -                  129,500
                                                  ---------------          ---------------

NET LOSS                                          $    (3,401,076)         $    (1,864,279)
                                                  ===============          ===============

NET LOSS PER SHARE -
  basic and diluted                               $         (0.35)         $         (0.43)
                                                  ===============          ===============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  basic and diluted                                     9,666,115                4,309,206
                                                  ===============          ===============

* Restated for business combinations accounted for under the Pooling of Interest method (see Note 12).

See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 2000 AND 1999



                                          COMMON STOCK        ADDITIONAL    STOCK            OTHER                         TOTAL
                                          ------------         PAID-IN   SUBSCRIPTIONS   COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                       SHARES       AMOUNT     CAPITAL     RECEIVABLE        INCOME        DEFICIT        EQUITY
                                       ------       ------   ----------  ------------     -------------  ------------  -------------
Balance at July 1, 1998*              2,349,665    $2,350    $2,173,078       $  -           $  -        $  (953,588)  $ 1,221,840

Common stock and warrants sold
  through initial public
  offering, net                         251,000       251      987,733                                                     987,984

Issuance of common stock in
  exchange for services rendered        235,000       235      710,631                                                     710,866

Common stock options granted
  for services                                                 199,844                                                     199,844

Exercise of common stock options        105,000       105          945                                                       1,050

Sale of common stock warrants                                    5,667                                                       5,667

Exercise of warrants to convert
  to common stock                       397,000       397      294,952                                                    295,349

Issuance of common stock relating
  to acquisition of subsidiaries      4,690,000     4,690    9,658,810                                                  9,663,500

Net loss for the year ended
  June 30, 1999*                                                                                          (1,864,279)  (1,864,279)
                                      ----------   ------   ----------       ------         ------       -----------  -----------

Balance at June 30, 1999               8,027,665    8,028   14,031,660            -              -        (2,817,867)  11,221,821
                                      ----------   ------   ----------       ------         ------       -----------  -----------

* Restated for business combinations accounted for under the Pooling of Interest method (see Note 12).


See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999



                                          COMMON STOCK        ADDITIONAL    STOCK            OTHER                        TOTAL
                                          ------------         PAID-IN   SUBSCRIPTIONS   COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                       SHARES       AMOUNT     CAPITAL     RECEIVABLE        INCOME        DEFICIT        EQUITY
                                       ------       ------   ----------  ------------     -------------  ------------  -------------

Common stock sold through
 private placement                    633,366         633     1,578,028     (25,000)                                      1,553,661

Conversion of debt and
 offering costs                        47,693          48       249,952                                                     250,000

Issuance of common stock in
 exchange for services rendered       252,500         252     1,017,323                                                   1,017,575

Exercise of common stock options      620,000         620       867,730     (43,650)                                        824,700

Exercise of warrants to convert
 to common stock                      905,900         906     5,434,494                                                   5,435,400

Issuance of common stock relating
 to acquisition of subsidiaries       405,000         405     1,453,293                                                   1,453,698

Short swing profit contribution
 (Note 12)                                                    1,427,145                                                   1,427,145

Foreign currency translation
 adjustments                                                                                22,847                           22,847

Net loss for the year ended
 June 30, 2000                                                                                            (3,401,076)    (3,401,076)
                                      ----------   ------   ----------       ------         ------       -----------   ------------

Balance at June 30, 2000            10,892,124    $10,892   $26,059,625     $(68,650)     $22,847        $(6,218,943)   $19,805,771


See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH


                                                                          YEAR ENDED            YEAR ENDED
                                                                         JUNE 30, 2000         JUNE 30, 1999*
                                                                         -------------         -------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                             $    (3,401,076)        $   (1,864,279)
                                                                       ---------------         --------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                                          1,408,873                373,363
      Income tax benefit - deferred                                           (250,000)                     -
      Non-cash compensation expense                                          1,017,575                910,710
      Minority interest income                                                       -               (305,616)
      Forgiveness of debt                                                            -               (129,500)
      Foreign currency translation                                              22,847                      -

CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                   (1,781,132)              (566,348)
      Other current assets                                                    (339,504)              (251,923)
      Other assets                                                            (666,076)               168,614

                      INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                                   (357,568)               815,088
                                                                       ---------------         --------------

          Total adjustments                                                   (944,985)             1,014,388
                                                                       ---------------         --------------

          Net cash used for operating activities                            (4,346,061)              (849,891)
                                                                       ---------------         --------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (1,548,176)              (479,220)
  Purchase of investments - certificates of deposit                         (1,750,000)                     -
  Acquisition of subsidiaries                                                 (119,524)              (184,618)
                                                                       ---------------         --------------

          Net cash used for investing activities                            (3,417,700)              (663,838)
                                                                       ---------------         --------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Issuance of common stock and warrants, net                                 6,989,061              1,687,713
  Short swing profit contribution                                            1,427,145                      -
  Exercise of stock options                                                    668,350                      -
  Proceeds from (advances to) stockholders and directors, net                  (27,540)                51,746
  Proceeds from (payments on) convertible notes                                350,000               (328,110)
  Contribution of capital                                                    1,391,667                187,050
  Principal payments on capital lease obligations                              (70,812)                (3,240)
  Stock subscription receivable                                                (68,650)                     -
                                                                       ---------------         --------------

          Net cash provided by financing activities                         10,659,221              1,595,159
                                                                       ---------------         --------------

NET INCREASE IN CASH                                                         2,895,460                 81,430
CASH AND CASH EQUIVALENTS, beginning of year, restated                          85,586                  4,156
                                                                       ---------------         --------------

CASH AND CASH EQUIVALENTS, end of year                                 $     2,981,046         $       85,586
                                                                       ===============         ==============

* Restated for business combinations accounted for under the Pooling of Interest method (see Note 12).


See accompanying independent auditors' report and notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                           INCREASE (DECREASE) IN CASH



                                                                                        YEAR ENDED            YEAR ENDED
                                                                                       JUNE 30, 2000         JUNE 30, 1999*
                                                                                       -------------         -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                      $        59,644        $        27,899
                                                                                     ===============        ===============
  Income taxes paid                                                                  $         3,200        $         2,400
                                                                                     ===============        ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock shares per stock purchase agreements                      $     1,453,698        $     9,663,500
                                                                                     ===============        ===============
  Deferred tax liability arising from business combinations                          $     3,100,000        $             -
                                                                                     ===============        ===============
  Granting of common stock options in exchange for
    services received                                                                $             -        $       199,844
                                                                                     ===============        ===============
  Issuance of common stock shares for services received                              $     1,017,575        $       710,866
                                                                                     ===============        ===============
  Conversion of debt to equity and related cost                                      $       250,000        $             -
                                                                                     ===============        ===============
  Forgiveness of debt                                                                $             -        $       129,500
                                                                                     ===============        ===============
  Deferred offering costs offset against gross proceeds from
    initial public offering                                                          $             -        $       203,813
                                                                                     ===============        ===============
  Purchase of land from officer-stockholders                                         $       200,000        $             -
                                                                                     ===============        ===============


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

                                                              JUNE 30,          JUNE 30,
                                                               2000              1999
                                                               ----              ----
          Net revenues                                   $    6,984,539     $    5,310,761
                                                         ==============     ==============

          Cost of revenues                               $    3,583,693     $    3,405,072
                                                         ==============     ==============

          Operating expenses                             $    7,292,993     $    5,111,611
                                                         ==============     ==============

          Net loss before extraordinary item             $   (3,401,076)    $   (3,168,460)
                                                         ==============     ==============

          Net loss                                       $   (3,401,076)    $   (3,038,960)
                                                         ===============    ==============

          Net loss per share - basic and diluted         $        (0.35)    $        (0.41)
                                                         ==============     ==============


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

     REVENUE RECOGNITION:

          Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1.

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

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999



(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     INCOME TAXES, CONTINUED:

          As of June 30, 2000, the Company had net federal and state operating loss carryforwards expiring in various years through 2020. Deferred tax assets resulting from the net operating losses are reduced in full by a valuation allowance.

          Deferred tax asset of approximately $337,000 (included in other assets) arose from the net operating loss carryfoward of Supernet AG, which is net of a 40% valuation allowance. In the opinion of management, this deferred tax asset is fully realizable.

          A summary is as follows:


                                                                  FEDERAL            STATE             TOTAL
                                                                  -------            -----             -----
          Net operating loss carryforward                    $      (4,200,000)  $    (2,125,000)
          Effective tax rate                                                32%                8%
                                                             -----------------   ---------------

          Deferred tax asset                                        (1,344,000)         (170,000)         (1,514,000)
          Valuation allowance                                        1,344,000           170,000           1,514,000
                                                             -----------------   ---------------     ---------------

          Net deferred tax asset                                             -                 -                   -
                                                             -----------------   ---------------     ---------------

          Deferred tax liability arising from
            non-taxable business combinations                        2,280,000           570,000           2,850,000
                                                             -----------------   ---------------     ---------------

          Net deferred tax liability                         $       2,280,000   $       570,000     $     2,850,000
                                                             =================   ===============     ===============

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

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

          The Company adopted the provision of FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

          For goodwill not identifiable with an impaired asset, the Company will establish benchmarks at the lowest level (entity level) as its method of assessing impairment. In measuring impairment, unidentifiable goodwill will be considered impaired if the fair value at the lowest level is less than its carrying amount. The fair value of unidentifiable goodwill will be determined by subtracting the fair value of the recognized net assets at the lowest level (excluding goodwill) from the value at the lowest level. The amount of the impairment loss should be equal to the difference between the carrying amount of goodwill and the fair value of goodwill.

          In the event that an impairment is recognized, appropriate disclosures would be made at the lowest level. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

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

New Accounting Pronouncements, Continued:

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


(4)  OTHER CURRENT ASSETS:

     A summary is as follows:

              Prepaid expenses                                         $      162,113
              Due from officer-stockholders (interest free and
                due on demand)                                                 50,794
              Employee advances                                                16,507
                                                                       --------------

                                                                       $      229,414
                                                                       ==============



See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(5)  PROPERTY AND EQUIPMENT:

     A summary is as follows:

              Computer equipment                                       $    1,168,494
              Office furniture and equipment                                  592,545
              Assets under capital leases                                     413,933
              Construction in progress                                        277,145
              Land                                                            200,001
              Automobiles                                                     133,017
              Building improvements                                            97,835
                                                                       --------------

                                                                            2,882,970
              Less accumulated depreciation and amortization                  392,819
                                                                       --------------

                                                                       $    2,490,151
                                                                       ==============

     Depreciation and amortization expense related to property and equipment amounted to $346,561 and $56,380 for the years ended June 30, 2000 and 1999, respectively. Accumulated depreciation and amortization for assets under capital leases amounted to $64,610 at June 30, 2000.


(6)  OTHER ASSETS:

     A summary is as follows:


              Certificates of deposit - restricted (see Note 16)       $      750,000
              Deposits and other assets                                       977,601
                                                                       --------------

                                                                       $    1,727,601
                                                                       ==============

(7)  PRODUCT LICENSES, RENEWALS, ENHANCEMENTS, COPYRIGHTS, TRADEMARKS AND
     TRADENAMES:

     A summary is as follows:


         Product licenses, renewals, enhancements,
           copyrights, trademarks and tradenames                       $    5,120,000
         Less accumulated amortization                                        455,111
                                                                       --------------

                                                                       $    4,664,889
                                                                       ==============

        Amortization expense related to product licenses, renewals, enhancements, copyrights, trademarks and tradenames amounted to $341,333 and $113,778 for the years ended June 30, 2000 and 1999, respectively.


See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(8)  CUSTOMER LISTS:

     A summary is as follows:


              Customer lists                                     $    2,709,577
              Less accumulated amortization                             207,305
                                                                 --------------

                                                                 $    2,502,272
                                                                 ==============

     Amortization expense related to customer lists amounted to $180,638 and $26,667 for the years ended June 30, 2000 and 1999, respectively.

(9)  GOODWILL:

     A summary is as follows:


              Goodwill                                           $    7,574,639
              Less accumulated amortization                             716,879
                                                                 --------------

                                                                 $    6,857,760
                                                                 ==============


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

     Selected financial information for the combining entities included in the consolidated statements of operations for the years ended June 30, 2000 and 1999 are as follows:

     YEAR ENDED JUNE 30, 1999:


                                                    SUPERNET                             NETSOL
                                                       AG              ABRAXAS        INTERNATIONAL     CONSOLIDATED
  Net revenues                                  $      24,100     $      519,714   $     3,002,107    $    3,545,921
                                                =============     ==============   ===============    ==============

  Operating expenses                            $     220,820     $      259,134   $     2,872,953    $    3,352,907
                                                =============     ==============   ===============    ==============

  Net income (loss) before extraordinary
    item                                        $    (286,106)    $       48,561   $    (1,756,234)   $   (1,993,779)
                                                =============     ==============   ===============    ==============

  Extraordinary item - gain on
    forgiveness of debt                         $           -     $            -   $       129,500    $      129,500
                                                =============     ==============   ===============    ==============

  Net income (loss)                             $    (286,106)    $       48,561   $    (1,626,734)   $   (1,864,279)
                                                =============     ==============   ===============    ==============

  Net loss per share before extraordinary
  item - basic and diluted                                                         $        (0.47)    $           (0.46)
                                                                                   ==============     =================

Net loss per share - basic and diluted                                             $        (0.44)    $           (0.43)
                                                                                   ==============     =================


See accompanying independent auditors' report.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2000 AND 1999


(12) STOCKHOLDERS' EQUITY, CONTINUED:

     BUSINESS COMBINATIONS, CONTINUED:

     YEAR ENDED JUNE 30, 2000:


                                                    SUPERNET                             NETSOL
                                                       AG              ABRAXAS        INTERNATIONAL     CONSOLIDATED
  Net revenues                                  $     309,389     $      355,693   $     6,319,457    $    6,984,539
                                                =============     ==============   ===============    ==============

  Operating expenses                            $     353,347     $      429,614   $     6,510,032    $    7,292,993
                                                =============     ==============   ===============    ==============

  Net loss                                      $    (436,028)    $      (73,921)  $    (2,891,127)   $   (3,401,076)
                                                =============     ==============   ===============    ==============

Net loss per share - basic and diluted                                             $        (0.32)    $        (0.35)
                                                                                   ==============     ==============

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

     The number and weighted average exercise prices of options granted under the 1997 Plan for the years ended June 30, 2000 and 1999 are as follows:

                                                                2000                      1999
                                                      ---------------------     ----------------------
                                                                  AVERAGE                     AVERAGE
                                                                  EXERCISE                    EXERCISE
                                                        NUMBER      PRICE        NUMBER         PRICE
                                                        ------      -----        ------         -----
          Outstanding at the beginning of the year        230,000    $  0.77        120,000    $   0.01
          Outstanding at the end of the year               85,000    $  1.10        230,000    $   0.77
          Granted during the year                               -       -           215,000    $   0.82
          Exercised during the year                       145,000    $  0.57        105,000    $   0.01
          Exercisable at the end of the year               85,000    $  1.10        186,250    $   0.71
          Weighted average remaining life (years)            3.5                        4.2

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

     The number and weighted average exercise prices of options granted under the 1999 Plan for the year ended June 30, 2000 and 1999 are as follows:

                                                                          2000                      1999
                                                                 ---------------------     ----------------------
                                                                              AVERAGE                     AVERAGE
                                                                             EXERCISE                    EXERCISE
                                                                   NUMBER      PRICE        NUMBER         PRICE
                                                                   ------      -----        ------         -----
         Outstanding at the beginning of the year                1,350,000    $  1.58              -    $      -
         Outstanding at the end of the year                      1,982,250    $  6.77      1,350,000    $   1.58
         Granted during the year                                 1,107,250    $  9.75      1,350,000    $   1.58
         Exercised during the year                                 475,000    $  1.65              -           -
         Exercisable at the end of the year                        842,146    $  7.55         18,750    $   1.58
         Weighted average remaining life (years)                      4.2                        5.0

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

     Proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the years ended June 30, 2000 and 1999 are as follows:

                                                           2000                              1999
                                             -------------------------------    -------------------------------
                                              HISTORICAL           PROFORMA      HISTORICAL           PROFORMA
     Net loss                              $    3,401,076     $     6,016,293  $     1,864,279    $    1,984,280
                                           ==============     ===============  ===============    ==============

     Net loss per share -
       basic and diluted                   $         0.35     $          0.62  $          0.43    $         0.46
                                           ==============     ===============  ===============    ==============

(14) COMMITMENTS:

     LEASES

          The Company leases its facilities under leases that expire at various times through July 31, 2007. The following is a schedule by years of future minimum rental payments (including subsequent event) required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 2000:

              Year ending June 30,
                  2001                                     $      178,360
                  2002                                            193,505
                  2003                                            164,590
                  2004                                            144,000
                  2005                                            144,000
                  Beyond five years                               228,000
                                                           --------------

                                                           $    1,052,455
                                                           ==============

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