Form 10QSB/A
period 2000-09-30
NETSOL INTERNATIONAL INC
filed 2001-02-02
CIK 1039280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 Amendment No. 1

                                  FORM 10-QSB/A

(Mark One)
(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from __________ to __________


Commission file number: 000-22773


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

         The issuer had 11,125,633 shares of its $.001 par value Common Stock issued and outstanding as of January 3, 2001.

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
                                                                        ------------

                                                                        $ 25,864,392
                                                                        ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                 $  1,940,102
  Note payable, bank                                                         250,000
  Loan payable, stockholder                                                  504,512
  Current maturities of obligations under capital lease                       73,722
                                                                        ------------

        Total current liabilities                                          2,768,336
                                                                        ------------

DEFERRED TAX LIABILITY                                                     2,800,000
                                                                        ------------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                471,343
                                                                        ------------

8% CONVERTIBLE NOTE PAYABLE                                                  100,000
                                                                        ------------

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares authorized,
    11,003,791 shares issued and outstanding                                  11,004
  Stock subscriptions receivable                                             (68,650)
  Additional paid-in capital                                              27,095,513
  Other comprehensive income                                                (386,118)
  Accumulated deficit                                                     (6,927,036)
                                                                        ------------

        Total stockholders' equity                                        19,724,713
                                                                        ------------

                                                                        $ 25,864,392
                                                                        ============



See notes to consolidated financial statements.

                      NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                      Three months        Three months
                                                                         ended               ended
                                                                      September 30,       September 30,
                                                                          2000                1999 *
                                                                         ------              ------


NET REVENUES                                                           $ 2,117,906         $ 1,394,544

COST OF REVENUES                                                           910,468             556,539
                                                                  -----------------   -----------------

GROSS PROFIT                                                             1,207,438             838,005

OPERATING EXPENSES:
 Selling and marketing                                                     222,317             195,963
 Depreciation and amortization                                             333,789             210,500
 Salaries and wages                                                        211,313             294,128
 Professional services                                                     635,240             674,814
 General and administrative                                                556,039             299,809
                                                                  ----------------    -----------------
     Total operating expenses                                            1,958,698           1,675,214
                                                                  ----------------    -----------------

OTHER INCOME/(EXPENSE)                                                      43,167                   -
                                                                  -----------------   -----------------

NET LOSS                                                                $ (708,093)          $(837,209)
                                                                  =================   =================


NET LOSS PER SHARE -
  Basic and diluted                                                         ($0.06)             ($0.10)
                                                                  =================   =================


WEIGHTED AVERAGE SHARES OUTSTANDING -
  Basic and diluted                                                     10,971,099           8,620,936
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

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS




                                                                                   Three months         Three months
                                                                                      ended               ended
                                                                                   September 30,       September 30,
                                                                                      2000                 1999 *
                                                                                     --------             --------


CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net loss                                                                        $  (708,093)   $  (837,209)
                                                                                   -----------    -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES:
      Depreciation and amortization                                                    333,789        210,500
      Non-cash compensation expense                                                          -         75,000
      Bad debt expense                                                                  30,000              -
      Foreign currency translation                                                    (408,965)             -

CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                           (1,038,366)      (673,257)
      Other current assets                                                             272,837       (264,323)
      Other assets                                                                    (417,379)      (143,357)

  INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                                           (132,874)     1,004,646
                                                                                   -----------    -----------
      Total adjustments                                                             (1,360,958)       209,209
                                                                                   -----------    -----------

      NET CASH USED FOR OPERATING ACTIVITIES                                        (2,069,051)      (628,000)
                                                                                   -----------    -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
        Proceeds from certificate of deposit                                         1,000,000              -
        Purchase of property, plant and equipment                                     (526,620)      (157,533)
                                                                                   -----------    -----------

      NET CASH USED FOR INVESTING ACTIVITIES                                           473,380       (157,533)
                                                                                   -----------    -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
      Issuance of common stock and warrants, net                                     1,007,000        990,004
      Proceeds from (payments on) notes and loans payable,net                          175,000              -
      Payments on loan payable, related party                                          504,512        (44,750)
      Exercise of stock options                                                         29,000        100,000
      Payments on capital lease obligations                                            (25,550)        (4,785)
                                                                                   -----------    -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      1,689,962      1,040,469
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                         94,921        254,936
CASH AND EQUIVALENTS, beginning of period                                            2,981,046         85,585
                                                                                   -----------    -----------

CASH AND EQUIVALENTS, end of period                                                $ 3,075,337    $   340,521
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                                $    31,643    $     4,500
                                                                                   ===========    ===========
      Income taxes paid                                                                   $  -            $ -
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 405,000 shares of common
stock per stock purchase agreements                                                      $   -    $ 1,453,698
                                                                                   ===========    ===========

      Issuance of common stock
         shares for services rendered                                                    $   -    $    75,000
                                                                                   -----------    -----------



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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000. The Company follows the same accounting policies in preparation of interim reports.

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

PRIVATE PLACEMENT: The Company sold 63,666 shares of its restricted common stock in the amount of $955,000 through a private placement offering during the quarter ended September 30, 2000 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

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

                              PART I - FINANCIAL INFORMATION

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         NetSol International, Inc. ("NetSol" or the "Company") is in the business of information technology ("I/T") services. The Company has helped clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. Network Solutions Pvt. Ltd. ("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first company in Pakistan to achieve the ISO 9001 accreditation. The Company is in the process of attaining SEI CMM Level 3 accreditation. This is one of the highest levels of recognition for quality and best practices a software house can achieve.

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

The Company also develops sophisticated software systems for the lease and finance industry. NetSol has developed a fully integrated leasing and finance package, which is a series of five products that can be marketed in an integrated system. These products are ePOS, PMS, SMS, CMS, and WFS. These five applications form the full suite of asset based lending Enterprise Resource Planning applications. These applications can run almost the entire operations of a captive leasing company.

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

Typically, the sales cycle for these products is anywhere between six to twelve months and NetSol derives its income both from selling the license to use the products as well as customization. License fees can vary between $75,000 to up to $1,000,000 per license depending upon the size of the customer and the complexity of the customization. The revenue for the license and the customization flows in several phases and could take from six months to two years before it is fully recognized as income.

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

The Company generally enters into written commitment letters with clients at or around the time it commences work on a project. These commitment letters typically contemplate that NetSol and the client will subsequently enter into a more detailed agreement, although the client's obligations under the commitment letter is not conditioned upon the execution of the later agreement. These written commitments and subsequent agreements contain varying terms and conditions and the Company does not generally believe it is appropriate to characterize them as consisting of backlog. In addition, because these written commitments and agreements often provide that the arrangement can be terminated with limited advance notice or penalty, the Company does not believe the projects in process at any one time are a reliable indicator or measure of expected future revenues.

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

The gross profit was $1,207,438 in the quarter ending September 30, 2000 in comparison with $838,005 (restated) for the same quarter the previous year. Cost of sale for the quarter ending September 30, 2000 was $910,468 in comparison with $556,539 (restated) for the same quarter in the previous year. The Company is continuing to negotiate better pricing on its new agreements which provides for higher margins.

Operating expenses were $1,958,698 for the quarter ending September 30, 2000. This compares with $1,675,214 (restated) for the quarter ending September 30, 1999. The increase in the current fiscal year is attributable to the amortization of goodwill and other intangible assets. Depreciation and amortization expense increased to $333,789 for the quarter ended September 30, 200 as compared to $210,500 for the quarter ended September 30, 1999. General and administrative costs increased to $556,039 for the quarter ended September 30, 2000 as compared to $299,809 for the quarter ended September 30, 1999. This increase is attributable to additional operational expenses as the Company strengthens and expands its infrastructure both at the parent and subsidiary level. Salaries and wages and professional fees were slightly lower in the current quarter as compared to the prior years quarter largely as a result of the Company applying pooling of interest accounting. Selling and marketing expenses were comparable for both quarters as the Company has yet to aggressively launch its global marketing efforts. Operating results for the September 30, 1999 quarter was impacted as the Company applied pooling of interest accounting rules to two of its four acquisitions - Abraxas in Australia and Supernet AG of Germany. Its consolidated statement of operations includes the operations of both Abraxas and Supernet AG for quarters ended September 30, 2000 and September 30, 1999 (restated).

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

The Company's cash position was $3,825,337 at September 30, 2000. This is presented on the financial statements as $3,075,337 as cash and cash equivalents, and a total $750,000 as certificates of deposit, which is included in other assets.

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

RAISING OF ADDITIONAL CAPITAL

         The Company filed a Form S-3 with the Securities and Exchange Commission on November 13, 2000 to sell $30 million of its securities.

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

         In July 2000, the Company issued and sold 63,666 shares of common stock for aggregate gross proceeds of $955,000 in a private placement. The Company relied upon the registration requirements section of Section 4(2) of the Securities Act of 1933 and restricted securities were sold only to accredited investors.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

         3.1 Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, incorporated by reference to the Company's Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997

         3.2 Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference to the Company's Annual Report on Form 10-KSB filed September 28, 1999

         3.3 Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000, incorporated by reference to the Company's Annual Report on Form 10-KSB/A filed February 2, 2001

         27 Financial Data Schedule was previously filed with the Company's Quarterly Report on Form 10-QSB filed November 14, 2000

         (b) REPORTS ON FORM 8-K

         On July 25, 2000, a Form 8-K was filed announcing a Settlement Agreement and Release by and between the Company and Blue Water Partners, LLC.

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETSOL INTERNATIONAL, INC.
                                           (Registrant)


Date:    February 1, 2001                  /s/ Najeeb U. Ghauri
                                           -------------------------------------
                                           NAJEEB U. GHAURI
                                           Chief Executive Officer

                                           /s/  Syed Husain
                                           -------------------------------------
                                           SYED HUSAIN
                                           Chief Financial Officer
                                           (Principal Financial Officer)