Form 10QSB
period 2000-12-31
NETSOL INTERNATIONAL INC
filed 2001-02-14
CIK 1039280

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

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

         The issuer had 11,316,505 shares of its $.001 par value Common Stock issued and outstanding as of February 12, 2001.

            Transitional Small Business Disclosure Format (check one)

                                     Yes               No   X
                                         -------           -------

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000


                                     ASSETS




Current Assets:
     Cash                                                                                $      1,258,744
     Accounts receivable, less allowance for doubtful accounts of $420,000                      3,421,205
     Other current assets                                                                         360,127
                                                                                         ----------------
         Total Current Assets                                                                   5,040.076
                                                                                         ----------------
Property and Equipment, net of accumulated
     Depreciation and amortization                                                              3,250,958
                                                                                         ----------------
Other Assets                                                                                    2,448,255
                                                                                         ----------------
Intangibles:
     Product license, renewals, enhancements and copyrights, net                                4,494,223
     Customer lists, net                                                                        2,411,952
     Goodwill, net                                                                              6,661,288
                                                                                         ----------------
         Total Intangible Assets                                                               13,567,463
                                                                                         ----------------

                                                                                         $     24,306,752
                                                                                         ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                               $      2,257,817
     Loan payable, stockholder                                                                    437,419
     Current maturities of obligations under capital lease                                         89,335
                                                                                         ----------------
         Total Current Liabilities                                                              2,784,571

Deferred Tax Liability                                                                          2,750,000
                                                                                         ----------------

Obligations under capitalized leases, less current maturities                                     467,964
                                                                                         ----------------

Stockholders' Equity:
     Common stock; $.001 par value, 25,000,000 shares authorized,
      11,051,385 shares issued and outstanding                                                     11,051
     Common stock receivable                                                                      (68,650)
     Additional paid-in capital                                                                27,350,185
     Other comprehensive loss                                                                    (767,032)
     Accumulated deficiency                                                                    (8,221,337)
                                                                                         ----------------
         Total Stockholders' Equity                                                      $     18,304,217
                                                                                         ----------------

                                                                                         $     24,306,752
                                                                                         ================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended December 31, 2000 & 1999 and
                For the Six Months Ended December 31, 2000 & 1999




                                                               Three Months Ended                      Six Months Ended
                                                               December 31                             December 31
                                                 -------------------------------------- -------------------------------------
                                                         2000                1999*             2000                1999*
                                                 ------------------  ------------------  ----------------- ------------------
                                                     (unaudited)         (unaudited)         (unaudited)       (unaudited)
Net revenues                                     $        2,140,449   $        2,106,660  $      4,258,355  $        3,501,204

Cost of revenues                                          1,102,601              949,505         2,163,069           1,506,044
                                                 ------------------   ------------------  ----------------  ------------------
Gross profit                                     $        1,037,848   $        1,157,155         2,095,286  $        1,995,160

Operating expenses:
  Depreciation and amortization                  $          304,575   $          254,439  $        638,364  $          558,878
  Professional Services                                     395,268              165,171           606,581             585,435
  Provision for bad debts                                   395,402               10,500           425,402              12,750
  General and administrative                              1,318,757            1,546,710         2,552,353           2,494,971
                                                 ------------------   ------------------  ----------------  ------------------
Total Operating Expenses                         $        2,414,002   $        1,976,820  $      4,222,700  $        3,652,034


Other income/(expense)                           $           81,853   $          288,029           125,020             288,029
                                                 ------------------   ------------------  ----------------  ------------------

Net loss                                         $       (1,294,301)  $         (531,636) $     (2,002,394) $       (1,368,845)
                                                 ==================   ==================  ================  ==================
Net loss per share:
  Basic and diluted                                          ($0.12)              ($0.06)           ($0.18)             ($0.15)

Weighted average shares outstanding:
  Basic and diluted                                      11,026,111            9,133,482        10,998,607           8,983,482
                                                 ==================   ==================  ================  ==================




* Restated for business combinations accounted for under Pooling of Interest method.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
             For the Three Months Ended December 31, 2000 & 1999 and
                For the Six Months Ended December 31, 2000 & 1999





                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   DECEMBER 31                          DECEMBER 31
                                                       ----------------------------------- -----------------------------------
                                                             2000               1999              2000               1999
                                                       ---------------    -------------      ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)                                 $    (1,294,301)   $    (531,636)     $    (2,002,394) $      (1,368,845)
                                                       ---------------    -------------      ---------------  -----------------
     ADJUSTMENTS TO RECONCILE INCOME
     TO NET CASH PROVIDED BY OPERATIONS

     Depreciation and amortization                             349,850          438,936              683,639            649,436
     Non-cash compensation expense                              64,800          365,625               64,800            440,625
     Bad debts                                                 395,402              -0-              425,402                -0-
     Foreign currency translation                             (380,914)             -0-             (789,879)               -0-
     (Increase) decrease in accounts receivable                (40,205)      (1,393,969)          (1,078,571)        (2,067,226)
     (Increase) decrease in other current assets               (78,697)        (961,014)             629,105         (1,225,337)
     (Increase) decrease in other assets                      (762,908)        (165,632)          (1,615,252)          (308,989)
     (Increase) decrease in A/P                                317,715        1,766,635              184,841          2,771,281
                                                       ---------------    -------------      ---------------  -----------------

     Net cash (used) provided by operating activities  $    (1,429,258)        (481,055)          (3,498,309)        (1,109,055)
                                                       ---------------    -------------      ---------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                       (127,395)        (126,187)            (654,015)          (283,720)
     Proceeds from certificates of deposits                        -0-              -0-            1,000,000                -0-
                                                       ---------------    -------------      ---------------  -----------------

     Net cash (used) provided in investing activities  $      (127,395)        (126,187)             345,985           (283,720)
                                                       ---------------    -------------      ---------------  -----------------



CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock and warrants, net                 84,600          900,782            1,091,600          1,890,786
     Principal payment on loan payable                             -0-              -0-              (75,000)               -0-
     Exercise of stock options, net                              4,000         (100,000)              33,000                -0-
     Proceeds from loans payable, stockholders                 (67,093)             -0-              437,419            (44,750)
     Proceeds from note payable                               (250,000)         102,327                  -0-            102,327
     Contribution of capital                                       -0-          260,349                  -0-            260,349
     Principal payments on capital lease obligations           (31,447)         (10,415)             (56,997)           (15,200)
     Stock subscription receivable                                 -0-          (25,000)                 -0-            (25,000)
                                                       ---------------    -------------      ---------------  -----------------


     Net cash (used) provided by financing activities  $      (259,940)       1,128,043            1,430,022          2,168,512
                                                       ---------------    -------------      ---------------  -----------------

Net increase (decrease) in cash                             (1,816,593)         520,801           (1,722,302)           775,737

Cash and equivalents, beginning of period, restated          3,075,337          340,521            2,981,046             85,585
                                                       ---------------    -------------      ---------------  -----------------
Cash and equivalents, end of period                    $     1,258,744    $     861,322       $    1,258,744  $         861,322
                                                       ===============    =============      ===============  =================




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                Increase (Decrease) in Cash and Cash Equivalents
             For the Three Months Ended December 31, 2000 & 1999 and
                For the Six Months Ended December 31, 2000 & 1999



                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   DECEMBER 31                          DECEMBER 31
                                                       --------------------------------------  ------------------------------
                                                             2000                 1999*             2000            1999*
                                                       ------------------  ------------------  -------------- ---------------
Supplemental Cash Flow Information:
     Cash paid during the period for interest:         $           36,945  $           21,531  $       68,588 $        26,031
                                                       ==================  ==================  ============== ===============
     Cash paid during the period for income taxes:     $              -0-  $              -0-  $          -0- $           -0-
                                                       ==================  ==================  ============== ===============


Supplemental disclosure of non-cash investing and financing activities:

    Issuance of 405,000 shares of common stock
       per stock purchase agreements                                   --                  --              -- $     1,453,698
                                                       ==================  ==================  ============== ===============


     Issuance of common stock shares
       for services rendered                           $          64,800   $         365,625   $      64,800  $       440,625
                                                       ==================  ==================  ============== ===============

     Conversion of note payable to stock               $         100,000                   --  $     100,000               --
                                                       ==================  ==================  ============== ===============





* Restated for business combinations accounted for under the Pooling of Interest method.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)


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

FOREIGN CURRENCY: The accounts of Network Solutions Group Ltd. and Subsidiaries and NetSol UK, Limited use the British Pounds, Network Solutions PK, Ltd. and NetSol Connect PVT, Ltd. use Pakistan Rupees, Netsol Abraxas Australia Pty, Ltd. uses the Australian dollar, Supernet AG uses the German Mark, Netsol International, Inc. and subsidiaries NetSol USA, Inc. and NetSol eR, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation losses of $767,032 at December 31, 2000 are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet.

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

INTANGIBLES ASSETS: Accumulated depreciation at December 31, 2000 was $625,778 for products licenses, renewals, enhancements, copyrights, trademarks and tradenames, $297,625 for customer lists and $974,002 for goodwill.

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

On or about January 8, 2001, NetSol International, Inc. (the "Company")entered into an agreement for equity financing with Knight Trading Group Inc.'s subsidiary, Deephaven Capital Management ("Deephaven"). The initial investment by Deephaven is for two million dollars paid in two traunchs. The first traunch consists of Deephaven purchasing 180,043 shares of common stock of the Company for one million dollars at a price of $5.55 per share and 54,013 warrants with an exercise price of $6.94 for a period of five years. The second traunch in the amount of one million is to be paid to the Company by February 8, 2001. The price per share investment shall be determined at a later time. Jesup and Lamont Securities, an investment-banking firm based in New York, led the financing. The Company will use the money received to accelerate growth through strengthening and expanding its technology infrastructure and business development.

REVENUE RECOGNITION: Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97 2, Software Revenue Recognition, as amended by SOP 98-4 and 98-9. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenue as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81 1.

RECLASSIFICATIONS: Certain accounts balances from prior quarters have been reclassified to conform with present quarter and year to date presentation.

                         PART I - FINANCIAL INFORMATION

ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL

         NetSol International, Inc. ("NetSol" or the "Company") is in the business of information technology ("I/T") services. The Company has helped clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. Network Solutions Pvt. Ltd.("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first company in Pakistan to achieve the ISO 9001 accreditation. The Company is in the process of attaining SEI CMM Level 3 accreditation. This is one of the highest level of recognition for quality and best practices a software house can achieve.

The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex I/T to achieve its customers' strategic objectives. Its service offerings include outsourcing, systems integration, and I/T and management consulting and other professional services.

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

Proposal Management System (PMS) provides Finance/Leasing Companies with the ability to quickly assess the worthiness of an applicant applying for a loan or a lease. The System is equipped with strong workflow management, integrated link to Credit Rating Agencies, automated point scoring strategy for automatic approval / rejection / referral, can be customized to link to any Point of Sale System, ability to integrate any vehicle data provider such as Glass's Guide in Europe and Australia.

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

Settlement Management System (SMS) verifies the signed document sent by the dealer / broker / third party against the information stored in the Proposal Management System database. Settlement Management System verifies all calculations before loading the contract into the Contract Management System. Other main features are collection of first rental, disbursement of funds to dealers, Insurance Company and other third parties. Workflow software is part of Settlement Management System and it enables the users of Settlement Management System to communicate with Proposal Management workflow or within its own workgroup.

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

Typically, the sales cycle for these products is anywhere between six to twelve months and NetSol derives its income both from selling the license to use the products as well as through customization of the products. License fees can vary between $75,000 to up to $1,000,000 per license depending upon the size of the customer and the complexity of the customization.


MARKETING AND SELLING

The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading e-services consulting and software solutions provider. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and our website and also engineer and oversees central marketing and communications programs for use by each of our business units.

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


CHANGES IN FINANCIAL CONDITION

Net sales of $2,140,449 for the second quarter of fiscal 2001, which ended December 31, 2000, were both comparable to the sales of the same quarter for the previous year of $2,106,660 (restated due to pooling of interest accounting)and for sales in the preceeding quarter of $2,117,906. Due to the maturity of the lease and finance products, The Company is further positioning itself to market these licenses to the North American and other global markets through NetSol Professional Services. The Company anticipates that solid growth will occur in the remainder of fiscal 2001 due to product maturity and market demand with several existing customers, among them IDS Group, Inc., Daimler-Chrysler and other leasing and finance companies.

The gross profit has remained strong and was $1,037,848 in the quarter ending December 31, 2000 in comparison with $1,157,155 (restated) for the same quarter the previous year. Cost of revenues for the quarter ending December 31, 2000 was $1,102,601, in comparison with $949,505 (restated)for the same quarter in the previous year. The Company is continuing to negotiate better pricing on its new agreements which provides for higher margins. The decrease in the margins is attributable to an increase of direct labor costs amongst certain subsidiaries.

Operating expenses were $2,414,002 for the quarter ending December 31, 2000. This compares with $1,976,820(restated) for the quarter ending December 31, 1999. The increase in the current fiscal year is attributable to the amortization of goodwill and other intangible assets,for an increase in professional fees surrounding regulatory compliance matters and for a bad debt provision. The Company's customer base has been negatively impacted from the overall economic downturn which has resulted in making certain provisions for potential uncollectable accounts. Operating results for the December 31, 1999 quarter were impacted as the Company applied pooling of interest accounting rules to two of its four acquisitions - Abraxas in Australia and SuperNet AG of Germany. Its consolidated statement of operations includes the operations of both Abraxas and SuperNet AG for quarters ended December 31, 2000 and December 31, 1999 (restated).

Net loss was $1,294,301 for the quarter ended December 31, 2000 as compared to $531,636 (restated) for the quarter ended December 31, 1999. This resulted in a net loss per share, basic and diluted, of $0.12 for the quarter ended December 31, 2000 as compared with $0.06 (restated) for the quarter ended December 31, 1999. That is an increase of $0.06 loss per share on a quarter to quarter comparative basis.

The Company's cash position was $2,008,744 at December 31, 2000. This is presented on the financial statements as $1,258,744 cash and cash equivalents, and a total $750,000 as certificates of deposit which is included in other assets.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's working capital (current assets less current liabilities) totaled $2.26 million, a decrease of $2.47 million since June 30, 2000. The Company utilizes working capital to fund both existing operations, for anticipated capital expenditures and further development of new business. At December 31, 2000, the Company has not elected to set up a revolving credit facility, but is evaluating various financing activities which will enable the Company to execute it business plan and meet its capital demands in the coming year. The Company's principle capital requirements have been to fund acquisitions, working capital, and capital expenditures. In the opinion of management, the Company believes that the nature of their software sales contracts will have a material impact upon its liquidity. Management does believe that its anticipated cash flows from financing and investing activities, existing cash balances and any successful newly sought after borrowings and private raises, will be sufficient for the foreseeable future to manage the liquidity impact from the contracts, finance anticipated working capital requirements and fund capital expenditures.

ADDITIONAL RAISE OF CAPITAL

         The Company filed a Form S-3/A with the Securities and Exchange Commission on February 2, 2001 to raise $30 million of its securities. These securities may be offered and sold from time to time on behalf of NetSol in the form of common stock and warrants to purchase common stock.


GENERAL DESCRIPTION OF SECURITIES

         We may offer under our shares of common stock and warrants to purchase common stock or any combination of the foregoing, either individually or as units consisting of one or more securities as identified in the Form S-3/A. The aggregate offering price of securities offered by us will not exceed $30,000,000. Each time we offer these securities, we will provide a prospectus supplement that will contain specific information about the terms of that offering.

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


PLAN OF DISTRIBUTION

The common stock or warrants offered under the S-3 Registration Statement will be sold in any one or more of the following ways from time to time:

         -Through the Company's agents,
         -to or through underwriters,
         -through dealers; and
         -directly by the Company to purchasers.

Any variance from those placement terms will be disclosed in a prospectus supplement and filed with the SEC.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently party to one dispute filed by a former Officer, which involves litigation. The plaintiff filed a Complaint for Declaratory Relief on May 9, 2000 in the Los Angeles Superior Court (Case No. BC229642). The Plaintiff contends that, on or about May 29, 1998, he was granted 120,000 options at a $0.01 per share exercise price. The Company has responded that options were originally granted by the Board to all board members but later all of the directors agreed to forego such grant, and none of the directors received such options as the Plaintiff claims were granted to him. The parties are in the discovery stage of the proceeding. The Company denies the allegations and is currently defending the action and believes it will win on its merits.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company did not receive any additional proceeds from its Public Offering since its Annual Report. The Company has received $84,600 from 14,100 warrants exercised from the IPO in this quarter.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

         None.

         (b) REPORT ON FORM 8-K dated January 23, 2001.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETSOL INTERNATIONAL, INC.
                                           (Registrant)





Date:    February 14, 2001                 /s/ Najeeb U. Ghauri
                                           -------------------------------------
                                           NAJEEB U. GHAURI
                                           CEO



                                           /s/ Syed Husain
                                           -------------------------------------
                                           SYED HUSAIN
                                           Chief Financial Officer




                                           /s/ Rick Poole
                                           ------------------------------------
                                           Rick Poole
                                           Corporate Controller