Form 10QSB/A
period 2000-12-31
NETSOL INTERNATIONAL INC
filed 2001-04-16
CIK 1039280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A

                                (Amendment No. 1)

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

( ) For the transition period from __________ to __________


Commission file number: 0-22773


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

         The issuer had 11,592,997 shares of its $.001 par value Common Stock issued and outstanding as of April 10, 2001.

            Transitional Small Business Disclosure Format (check one)

                                     Yes               No   X
                                         -------           -------

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000


                                     ASSETS

Current Assets:
     Cash                                                                                $      1,258,744
     Accounts receivable, less allowance for doubtful accounts of $420,000                      3,262,105
     Costs and recognized income not yet billed                                                   159,100
     Other current assets                                                                         360,127
                                                                                         ----------------
         Total Current Assets                                                                   5,040.076
                                                                                         ----------------
Property and Equipment, net of accumulated
     Depreciation and amortization                                                              3,250,958
                                                                                         ----------------
Other Assets                                                                                    2,448,255
                                                                                         ----------------
Intangibles:
     Product license, renewals, enhancements and copyrights, net                                4,494,223
     Customer lists, net                                                                        2,411,952
     Goodwill, net                                                                              6,661,288
                                                                                         ----------------
         Total Intangible Assets                                                               13,567,463
                                                                                         ----------------

                                                                                         $     24,306,752
                                                                                         ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                               $      2,257,817
     Loan payable, stockholder                                                                    437,419
     Current maturities of obligations under capital lease                                         89,335
                                                                                         ----------------
         Total Current Liabilities                                                              2,784,571

Deferred Tax Liability                                                                          2,750,000
                                                                                         ----------------

Obligations under capitalized leases, less current maturities                                     467,964
                                                                                         ----------------

Stockholders' Equity:
     Common stock; $.001 par value, 25,000,000 shares authorized,
      11,051,385 shares issued and outstanding                                                     11,051
     Common stock receivable                                                                      (68,650)
     Additional paid-in capital                                                                27,350,185
     Other comprehensive loss                                                                    (767,032)
     Accumulated deficiency                                                                    (8,221,337)
                                                                                         ----------------
         Total Stockholders' Equity                                                      $     18,304,217
                                                                                         ----------------

                                                                                         $     24,306,752
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



                                                    Three Months Ended                  Six Months Ended
                                                         December 31                      December 31
                                                 ---------------------------    ------------------------------
                                                     2000          1999*            2000             1999*
                                                 -----------    ------------    ------------      ------------
                                                 (unaudited)     (unaudited)     (unaudited)        (unaudited)

Net revenues                                     $  2,140,449   $  2,106,660    $   4,258,355     $  3,501,204

Cost of revenues                                    1,102,601        949,505        2,163,069        1,506,044
                                                 ------------   ------------    -------------     ------------
Gross profit                                     $  1,037,848   $  1,157,155        2,095,286     $  1,995,160

Operating expenses:
  Depreciation and amortization                  $    304,575   $    254,439    $     638,364     $    558,878
  Professional Services                               395,268        165,171          606,581          585,435
  Provision for bad debts                             395,402         10,500          425,402           12,750
  General and administrative                        1,318,757      1,546,710        2,552,353        2,494,971
                                                 ------------   ------------    -------------     ------------

Total Operating Expenses                         $  2,414,002   $  1,976,820    $   4,222,700     $  3,652,034

Other income/(expense)                           $     81,853   $    288,029          125,020          288,029
                                                 ------------   ------------    -------------     ------------

Net loss                                         $ (1,294,301)  $   (531,636)   $  (2,002,394)    $ (1,368,845)
                                                 ============   ============    =============     ============
Net loss per share:
  Basic and diluted                                    ($0.12)        ($0.06)          ($0.18)          ($0.15)

Weighted average shares outstanding:
  Basic and diluted                                11,026,111      9,133,482       10,998,607        8,983,482
                                                 ============   ============    =============     ============


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

                                                        Three Months Ended                Six Months Ended
                                                            December 31                      December 31
                                                     ---------------------------    --------------------------
                                                         2000          1999             2000         1999
                                                     -----------    ------------    ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)                               $(1,294,301)   $  (531,636)   $(2,002,394)   $(1,368,845)
                                                     -----------    -----------    -----------    -----------
     ADJUSTMENTS TO RECONCILE INCOME
     TO NET CASH PROVIDED BY OPERATIONS

     Depreciation and amortization                       349,850        438,936        683,639        649,436
     Non-cash compensation expense                        64,800        365,625         64,800        440,625
     Bad debts                                           395,402            -0-        425,402            -0-
     Foreign currency translation                       (380,914)           -0-       (789,879)           -0-
     (Increase) decrease in accounts receivable
       and costs and recognized income not yet
       billed                                            (40,205)    (1,393,969)    (1,078,571)    (2,067,226)
     (Increase) decrease in other current assets         (78,697)      (961,014)       629,105     (1,225,337)
     (Increase) decrease in other assets                (762,908)      (165,632)    (1,615,252)      (308,989)
     (Increase) decrease in A/P                          317,715      1,766,635        184,841      2,771,281
                                                     -----------    -----------    -----------    -----------

     Net cash (used) provided by operating
      activities                                     $(1,429,258)      (481,055)    (3,498,309)    (1,109,055)
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                 (127,395)      (126,187)      (654,015)      (283,720)
     Proceeds from certificates of deposits                  -0-            -0-      1,000,000            -0-
                                                     -----------    -----------    -----------    -----------

     Net cash (used) provided in investing
       activities                                    $  (127,395)      (126,187)       345,985       (283,720)
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock and warrants, net           84,600        900,782      1,091,600      1,890,786
     Principal payment on loan payable                       -0-            -0-        (75,000)           -0-
     Exercise of stock options, net                        4,000       (100,000)        33,000            -0-
     Proceeds from loans payable, stockholders           (67,093)           -0-        437,419        (44,750)
     Proceeds from note payable                         (250,000)       102,327            -0-        102,327
     Contribution of capital                                 -0-        260,349            -0-        260,349
     Principal payments on capital lease
       obligations                                       (31,447)       (10,415)       (56,997)       (15,200)
     Stock subscription receivable                           -0-        (25,000)           -0-        (25,000)
                                                     -----------    -----------    -----------    -----------

     Net cash (used) provided by financing
       activities                                    $  (259,940)     1,128,043      1,430,022      2,168,512
                                                     -----------    -----------    -----------    -----------

Net increase (decrease) in cash                       (1,816,593)       520,801     (1,722,302)       775,737

Cash and equivalents, beginning of period,
  restated                                             3,075,337        340,521      2,981,046         85,585
                                                     -----------    -----------    -----------    -----------
Cash and equivalents, end of period                  $ 1,258,744    $   861,322    $ 1,258,744    $   861,322
                                                     ===========    ===========    ===========    ===========


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



                                                        Three Months Ended                Six Months Ended
                                                            December 31                      December 31
                                                     ---------------------------    --------------------------
                                                         2000         1999*             2000         1999*
                                                     -----------    ------------    ------------  ------------
Supplemental Cash Flow Information:
     Cash paid during the period for interest:       $   36,945     $   21,531      $   68,588     $     26,031
                                                     ==========     ==========      ==========     ============
     Cash paid during the period for income taxes:   $      -0-     $      -0-      $      -0-     $        -0-
                                                     ==========     ==========      ==========     ============


Supplemental disclosure of non-cash
  investing and financing activities:

    Issuance of 405,000 shares of common stock
       per stock purchase agreements                       --             --                --     $  1,453,698
                                                     ==========     ==========      ==========     ============


     Issuance of common stock shares
       for services rendered                         $   64,800     $  365,625      $   64,800     $    440,625
                                                     ==========     ==========      ==========     ============

     Conversion of note payable to stock             $  100,000             --      $  100,000               --
                                                     ==========     ==========      ==========     ============


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

On or about January 8, 2001, NetSol International, Inc. (the "Company")entered into an agreement for equity financing with Knight Trading Group Inc.'s subsidiary, Deephaven Capital Management ("Deephaven"). The initial investment by Deephaven was for two million dollars paid in two traunchs. The first traunch consists of Deephaven purchasing 186,372 shares of common stock of the Company for one million dollars at an approximate price of $5.46 per share and 55,912 warrants with an approximate exercise price of $6.83 for a period of five years. The second traunch (including true up shares and warrants) consists of Deephaven purchasing 276,498 shares of common stock of the Company for one million dollars at an approximate price of 3.58 and 92,396 warrants with an approximate exercise price of 4.47 for a period of five years. Jesup and Lamont Securities, an investment-banking firm based in New York, led the financing. The Company will use the money received to accelerate growth through strengthening and expanding its technology infrastructure and business development.

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


CHANGES IN FINANCIAL CONDITION

Net sales of $2,140,449 for the second quarter of fiscal 2001, which ended December 31, 2000, were both comparable to the sales of the same quarter for the previous year of $2,106,660 (restated due to pooling of interest accounting) and for sales in the preceding quarter of $2,117,906. Due to the maturity of the lease and finance products, the Company is further positioning itself to market these licenses to the North American and other global markets through NetSol Professional Services. The Company anticipates that solid growth will occur in the remainder of fiscal 2001 due to product maturity and market demand with several existing customers, among them IDS Group, Inc., Daimler-Chrysler and other leasing and finance companies.

The gross profit has remained strong and was $1,037,848 in the quarter ending December 31, 2000 in comparison with $1,157,155 (restated) for the same quarter the previous year. Cost of revenues for the quarter ending December 31, 2000 was $1,102,601, in comparison with $949,505 (restated) for the same quarter in the previous year. The Company is continuing to negotiate better pricing on its new agreements which provides for higher margins. The decrease in the margins is attributable to an increase of direct labor costs amongst certain subsidiaries.

Operating expenses were $2,414,002 for the quarter ending December 31, 2000. This compares with $1,976,820 (restated) for the quarter ending December 31, 1999. The increase in the current fiscal year is attributable to the amortization of goodwill and other intangible assets, for an increase in professional fees surrounding regulatory compliance matters and for a bad debt provision. The Company's customer base has been negatively impacted from the overall economic downturn which has resulted in making certain provisions for potential uncollectable accounts. Operating results for the December 31, 1999 quarter were impacted as the Company applied pooling of interest accounting rules to two of its four acquisitions - Abraxas in Australia and SuperNet AG of Germany. Its consolidated statement of operations includes the operations of both Abraxas and SuperNet AG for quarters ended December 31, 2000 and December 31, 1999 (restated).

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


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company's working capital (current assets less current liabilities) totaled $2.26 million, a decrease of $2.47 million since June 30, 2000. The Company has taken recent action to re-focus on its profitable operations and scale back on loss making operations and anticipated capital expenditures. Two of the Company's profitable operating subsidiaries, NetSol eR and NetSol USA, will continue to expand their revenue base both by means of IT outsourcing and software development projects. The Company's very recent acquisition of Intereve Corporation, based in the Silicon Valley, has a history of generating positive cash flows. The Company anticipates that its revenue base will be enhanced through the leveraging of the contracts and resources that were acquired. The majority of the contracts for eR and USA are time and materials contracts which provides ample liquidity to fund specific working capital requirements. In generating this revenue growth, the Company anticipates that capital expenditures requirements can be kept at low levels. The Company estimates that it will be able to reduce its current monthly rate of using working capital beginning in its fiscal 4th quarter and into its 1st quarter of fiscal 2002 by as much as half. The Company has recently completed a $2 million round of financing with Deephaven Private Placement Trading Ltd. ("Deephaven"), provided that until Deephaven has sold the common stock it purchased from us in such financing, the Company may be obligated to repurchase such common stock from Deephaven upon the occurrence of certain conditions as set forth in the purchase agreement with Deephaven at a purchase price equal to the greater of the closing price of the stock at the time of the occurrence of the applicable condition or the original purchase price. In addition, the Company filed a Registration Statement on Form S-3/A with the Securities and Exchange Commission on February 2, 2001 for a proposed offering of $30 million from the sale of its securities. These securities are proposed to be offered and sold from time to time on behalf of the Company in the form of common stock and warrants to purchase common stock. The Company is pursuing the establishment of a $1 million revolving credit facility with two separate financial institutions and also currently negotiating various additional forms of debt financing surrounding the completion of the Company's IT campus in Lahore. The Company also has a history of raising capital through private placements and will consider this if and when it meets the capital requirements of the Company. In the opinion of management, the Company believes that the impact from certain software sales contracts will have a material impact upon its liquidity in the short term; however, management does believe that its anticipated positive cash flows from re-focusing on its profitable operations, a reduction in the Company's projected capital expenditure requirements for the next twelve months, and the numerous financing options being pursued, cash flows will be sufficient for the foreseeable future to manage the short term liquidity impact from certain software contracts, finance anticipated working capital requirements and fund limited capital expenditures.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently party to one dispute filed by a former Officer, which involves litigation. The plaintiff filed a Complaint for Declaratory Relief on May 9, 2000 in the Los Angeles Superior Court (Case No. BC229642). The Plaintiff contends that, on or about May 29, 1998, he was granted 120,000 options at a $0.01 per share exercise price. The Company has responded that options were originally granted by the Board to all board members but later all of the directors agreed to forego such grant, and none of the directors received such options as the Plaintiff claims were granted to him. The parties are in the discovery stage of the proceeding. The Company denies the allegations and is currently defending the action.

The Company is currently involved in proceedings with Adrian Cowler and The Surrey Design Partnership Limited, the former owners of Network Solutions Group Limited ("NSGL"). By a written agreement dated 13th August 1999 the Claimants agreed to sell the entire issued share capital of NSGL to the Company. The consideration for the sale was specified newly issued shares in the Company. It was agreed that the Company's lawyers would hold these shares in escrow for one year and within seven days of the end of the one-year period the Company would deliver shares to the Claimants' solicitors. If the Company were to make any written claim (within the one year period) then the Company's lawyers were to withhold delivery of the consideration shares pending final adjudication of the claim.

On August 11, 2000 NetSol delivered a written claim to the Claimants based on misrepresentation as to the financial information provided to the Company upon the acquisition and since that date the Company's lawyers have withheld delivery of the consideration shares. The Claimants have now commenced proceedings to seek delivery of the consideration shares and/or damages. The Company has counterclaimed and alleges that it was induced to enter into the agreement by pre-contractual misrepresentations as to financial information, customer base and goodwill. The Company's primary claim is for rescission of the agreement and, in the alternative, alleges that the Claimants were in breach of a series of warranties and failed to deliver draft figures for inclusion in the Completion Accounts (i.e., financial statements).

The Claimants filed its Particulars of Claim on October 2, 2000 in the High Court of Justice, Queen bench Commercial Division, Commercial Court and the Company served its Defense and Counterclaim on December 13, 2000. The parties are currently in the disclosure stage of proceedings.

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

                                           NETSOL INTERNATIONAL, INC.
                                           (Registrant)





Date:    April 16, 2001                    /s/ Najeeb U. Ghauri
                                           -------------------------------------
                                           NAJEEB U. GHAURI
                                           CEO



                                           /s/ Syed Husain
                                           -------------------------------------
                                           SYED HUSAIN
                                           Chief Financial Officer