Form 10QSB
period 2001-03-31
NETSOL INTERNATIONAL INC
filed 2001-05-15
CIK 1039280

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001

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

         The issuer had 11,731,440 shares of its $.001 par value Common Stock issued and outstanding as of May 11, 2001.

            Transitional Small Business Disclosure Format (check one)

                                     Yes               No   X
                                         -------           -------

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                     ASSETS

Current Assets:
     Cash                                                                                $      1,013,559
     Accounts receivable, less allowance for doubtful accounts of $645,228                      3,652,305
     Revenue recognized in excess of billings                                                     195,150
     Other current assets                                                                         331,471
                                                                                         ----------------
         Total Current Assets                                                            $      5,192,485
                                                                                         ----------------
Property and Equipment, net of accumulated
     Depreciation and amortization                                                       $      3,341,335
                                                                                         ----------------
Other Assets                                                                             $      1,452,837
                                                                                         ----------------
Intangibles:
     Product license, renewals, enhancements and copyrights, net                         $      4,408,890
     Customer lists, net                                                                        2,235,205
     Goodwill, net                                                                              5,841,706
                                                                                         ----------------
         Total Intangible Assets                                                         $     12,485,801
                                                                                         ----------------
                                                                                         $     22,472,458
                                                                                         ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                               $      2,569,415
     Current maturities of obligations under capital lease                                        209,011
                                                                                         ----------------
         Total Current Liabilities                                                       $      2,778,426

Deferred Tax Liability                                                                          2,700,000
                                                                                         ----------------
Obligations under capitalized leases, less current maturities                            $        299,144
                                                                                         ----------------
Stockholders' Equity:
     Common stock; $.001 par value, 25,000,000 shares authorized,
      11,621,669 shares issued and outstanding                                           $         11,622
     Common stock receivable                                                                      (68,650)
     Additional paid-in capital                                                                29,652,181
     Other comprehensive loss                                                                  (1,422,648)
     Accumulated deficiency                                                                   (11,477,617)
                                                                                         ----------------
         Total Stockholders' Equity                                                      $     16,694,888
                                                                                         ----------------
                                                                                         $     22,472,458
                                                                                         ================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Forthe Three Months Ended March 31, 2001 & 2000 and For the Nine
                       Months Ended March 31, 2001 & 2000

                                                           Three Months Ended                       Nine Months Ended
                                                                March 31                                March 31
                                                 -----------------------------------------------------------------------------
                                                       2001*               2000*               2001*               2000*
                                                 -----------------   -----------------   -----------------   -----------------
                                                    (unaudited)         (unaudited)         (unaudited)         (unaudited)
Revenues:
Services and other                               $       1,520,725   $       1,555,892   $       4,628,738   $       4,064,248
Licenses                                         $         329,524   $         302,456   $       1,132,496   $         987,345
                                                 -----------------   -----------------   -----------------   -----------------
                                                 $       1,850,249   $       1,858,348   $       5,761,234   $       5,051,593
Cost of Revenues                                 $         908,230   $         725,484   $       2,724,842   $       1,700,406
                                                 -----------------   -----------------   -----------------   -----------------
Gross profit                                     $         942,019   $       1,132,864   $       3,036,392   $       3,351,188

Operating expenses:
  Depreciation and amortization                  $         277,733  $          287,360   $         916,097   $       1,056,655
  Professional Services                                    362,728             266,047             969,309             761.311
  Provision for bad debts                                  235,228                 -0-             660,630              24,750
  Impairment loss of intangible assets                   1,236,593                 -0-           1,236,593                 -0-
  General and administrative                             1,305,855           1,366,218           3,465,022           3,474,086
                                                 -----------------   -----------------   -----------------   -----------------
Total Operating Expenses                         $       3,418,137   $       1,919,625   $       7,247,651   $       5,316,802

Other income/(expense)                           $         100,849   $         (10,842)  $         225,082   $         (45,963)
                                                 -----------------   -----------------   -----------------   -----------------
Loss from continuing operations                  $      (2,375,269)           (797,603)  $      (3,986,177)  $      (2,011,576)

Discontinued Operations:
  Loss from operations of discontinued division  $         266,479   $         436,028   $         657,965   $         590,898
  Loss on disposal of division                             614,532                 -0-             614,532                 -0-
                                                 -----------------   -----------------   -----------------   -----------------
                                                 $        (881,011)  $        (436,028)  $      (1,272,497)  $        (590,898)
                                                 -----------------   -----------------   -----------------   -----------------
Net loss                                         $      (3,256,280)  $      (1,233,631)  $      (5,258,674)  $      (2,602,474)
                                                 =================   =================   =================   =================
Net loss per share - continuing operations
  Basic and diluted                              $           (0.21)  $           (0.08)  $           (0.36)   $          (0.21)
                                                 =================   =================   =================   =================
Net loss per share - discontinued operations
  Basic and diluted                              $           (0.08)  $           (0.05)  $           (0.11)   $          (0.06)
                                                 =================   =================   =================   =================
Net loss per share - Total
  Basic and diluted                              $           (0.29)  $           (0.13)  $           (0.47)   $          (0.27)
                                                 =================   =================   =================   =================

Weighted average shares outstanding:                    11,341,948           9,600,865          11,083,012           9,389,398
                                                 =================   =================   =================   =================


* Restated for business combinations accounted for under Pooling of Interest method and for discontinued operations.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents
                For the Nine Months Ended March 31, 2001 & 2000

                                                                                                  NINE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                         -------------------------------------
                                                                                                 2001*               2000*
                                                                                         -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss from continuing operations                                                 $      (3,986,177)  $      (2,011,576)
                                                                                         -----------------   -----------------
    ADJUSTMENTS TO RECONCILE INCOME
    TO NET CASH PROVIDED BY OPERATIONS

     Depreciation and amortization                                                       $         916,097   $       1,056,655
     Impairment loss                                                                             1,236,593                 -0-
     Non-cash compensation expense                                                                  64,800             777,500
     Bad debts                                                                                     660,630                 -0-
     Foreign currency translation                                                               (1,445,495)                -0-
     (Increase) decrease in A/R and revenues recognized in excess of billings                   (1,824,828)         (1,320,821)
     (Increase) decrease in other current assets                                                  (184,718)         (1,137,099)
     (Increase) decrease in other assets                                                          (619,834)           (306,654)
     (Increase) decrease in A/P                                                                    751,668          (1,161,724)
                                                                                         -----------------   -----------------
     Net cash (used) provided by continuing operations                                   $      (4,431,264)  $      (1,780,271)
                                                                                         -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                                  $      (1,078,784)  $        (319,455)
     Proceeds from certificates of deposits                                                      1,000,000                 -0-
                                                                                         -----------------   -----------------
     Net cash provided by (used) in investing activities                                  $        (78,784)  $        (319,455)
                                                                                         -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock and warrants, net                                          $       3,394,167   $       7,696,121
     Principal payment on loan payable                                                             (75,000)                -0-
     Exercise of stock options, net                                                                 33,000                 -0-
     Proceeds from loans payable, stockholders                                                         -0-             (44,750)
     Proceeds from note payable                                                                        -0-             141,788
     Contribution of capital                                                                           -0-             260,349
     Principal payments on capital lease obligations                                              (116,141)            (36,662)
     Stock subscription receivable                                                                     -0-             (25,000)
                                                                                         -----------------   -----------------

     Net cash provided by financing activities                                           $       3,236,026   $       7,991,846
                                                                                         -----------------   -----------------

Net (decrease) increase in cash from continuing operations                               $      (1,274,022)  $       5,892,120
Cash used for discontinued operations                                                             (424,539)         (1,521,337)
                                                                                         -----------------   -----------------

Cash and equivalents, beginning of period, restated                                              2,712,120              31.714
                                                                                         -----------------   -----------------
Cash and equivalents, end of period                                                      $       1,013,559   $       4,402,497
                                                                                         =================   =================


* Restated for business combinations accounted for under Pooling of Interest method and for discontinued operations.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                Increase (Decrease) in Cash and Cash Equivalents
                For the Nine Months Ended March 31, 2001 & 2000

                                                                                                    NINE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                         -------------------------------------
                                                                                                2001*               2000*
                                                                                         -----------------   -----------------
Supplemental Cash Flow Information:

     Cash paid during the period for interest:                                           $          93,148   $          38,585
                                                                                         =================   =================
     Cash paid during the period for income taxes:                                       $           1,700   $             -0-
                                                                                         =================   =================

Supplemental disclosure of non-cash investing and financing activities:
    Issuance of 4,200,000 shares of common stock
       per stock purchase agreements                                                     $             --    $       1,071,855
                                                                                         =================   =================
    Issuance of 115,420 shares for conversion of note payable,
       Related party, to equity                                                          $         425,611   $             --
                                                                                         =================   =================
     Issuance of common stock shares
       for services rendered                                                             $          64,800   $         777,500
                                                                                         =================   =================

     Conversion of note payable to stock                                                 $         100,000   $             --
                                                                                         =================   =================


* Restated for business combinations accounted for under Pooling of Interest method and for discontinued operations.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

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

FOREIGN CURRENCY: The accounts of Network Solutions Group Ltd. and Subsidiaries and NetSol UK, Limited use the British Pounds, Network Solutions PK, Ltd. and NetSol Connect PVT, Ltd. use Pakistan Rupees, Netsol Abraxas Australia Pty, Ltd. uses the Australian dollar, Supernet AG uses the German Mark, Netsol International, Inc. and subsidiaries NetSol USA, Inc. and NetSol eR, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation losses of $1,422,648 at March 31, 2001 are classified as an item of other comprehensive loss in the stockholders' equity section of the consolidated balance sheet.

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

PRIVATE PLACEMENTS: The Company sold 63,666 shares of its restricted Rule 144 common stock in the amount of $955,000 through a private placement offering during the quarter ended September 30, 2000 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

On January 8, 2001, the Company entered into an agreement for equity financing with Deephaven Capital Management ("Deephaven"). Deephaven acquired their shares of common stock in a private placement transaction which closed in two traunches. Under the terms of our securities purchase agreement with Deephaven, we issued 183,150 shares of common stock to Deephaven in connection with a first closing which occurred on January 8, 2001 for gross proceeds of $1 million. We also issued warrants to purchase an aggregate of up to 54,945 shares of common stock to Deephaven in the first closing at an exercise price of $6.83 per share. We issued 279,720 shares of common stock to Deephaven in connection with a second closing which occurred on February 20, 2001 for gross proceeds of $1 million. We also issued warrants to purchase an aggregate of up to 83,916 shares of common stock to Deephaven in the second closing at an exercise price of $4.47 per share. All warrants are exercisable for a period of five years from the date of issuance and have adjustment provisions for dilution events in connection with issuances of our common stock and other equivalents below the applicable warrant exercise price and for stock splits, stock dividends and similar transactions. Under the Deephaven securities purchase agreement, if we have a primary shelf registration statement declared effective, we are obligated to offer to Deephaven up to $6 million of our common stock (and warrants covering $1,800,000 worth of common stock) subject to the terms of the purchase agreement. We have filed a registration statement for a proposed offering which covers $30 million of our securities which was not effective as of the date of this propsectus which we may use to offer such additional shares and warrants to Deephaven. In addition, we will be required to issue additional shares of common stock to Deephaven if we issue common stock at a price below the price Deephaven paid for their shares in the first and second closings, respectively, prior to the 180th trading day following February 20, 2001. The Deephaven securities purchase agreement also provides that we will reimburse Deephaven for legal and other expenses if Deephaven becomes involved in any action, proceeding or investigation arising solely as a result of Deephaven acquiring our common stock under the purchase agreement.

Subject to certain exceptions, the purchase agreement restricts us from offering or selling any of our equity securities or similar instruments prior to November 17, 2001 without Deephaven's consent. Until the 180th day following the effective date of the registration statement, Deephaven has a right of first refusal on future issuances of our equity securities or similar instruments as described in the purchase agreement.

In connection with our sale of common stock pursuant to the Deephaven securities purchase agreement, we entered into a registration rights agreement pursuant to which, among other things, we agreed to use our best efforts to file a registration statement to register for resale the shares of common stock, including the shares of common stock issuable upon exercise of the warrants, by March 14, 2001 and have such registration statement declared effective by May 28, 2001. If the registration statement is not declared effective by May 28, 2001 or certain other events of default occur as described in the registration statement, we will have to pay to Deephaven liquidated damages in a monthly amount equal to 4% (2% in the event the registration statement is not declared effective by May 28, 2001) of the purchase price paid by Deephaven for the shares of common stock purchased pursuant to the purchase agreement up to an aggregate maximum of $400,000. The liquidated damages apply on a pro-rata basis for any portion of a month prior to the registration statement being declared effective or the curing of other events of default, as applicable. For some events of defaults, such as the sale of substantially all the assets of Netsol, a one-time payment of $400,000 is required. In addition, we agreed to indemnify Deephaven against certain liabilities, including liabilities arising under the Securities Act and Deephaven agreed to indemnify us against certain liabilities, including liabilities arising under the Securities Act.

In connection with our sale of common stock pursuant to the Deephaven securities purchase agreement, we paid an aggregate of $100,000 to Jesup & Lamont and issued warrants to purchase up to 9,158 shares of common stock at an exercise price of 6.83 per share in the first closing and up to 13,986 shares of common stock at an exercise price of $4.47 per share in the second closing. These warrants have the same terms as the warrants issued to Deephaven pursuant to the Deephaven securities purchase agreement. The shares of common stock issuable upon exercise of these warrants are being registered in this registration statement.

LOAN PAYABLE, STOCKHOLDER: A principal stockholder of the Company advanced funds for working capital during the quarter ended September 30, 2000. Effective March 1, 2001, the unpaid outstanding loan balance of $425,611 was paid in full by the issuance of 115,420 restricted shares of the Company's common stock.

INTANGIBLES ASSETS: Accumulated depreciation at March 31, 2001 was $711,112 for products licenses, renewals, enhancements, copyrights, trademarks and tradenames, $272,579 for customer lists and $955,487 for goodwill. The Company has recorded an impairment loss of $1,236,593 in the current quarter. This is comprised of $541,588 for customer lists and $695,005 for goodwill. These purchased intangible assets were recorded resulting from the acquisition of Network Solutions Group in August 1999.

BUSINESS COMBINATIONS:

SUPERNET AG

On May 2, 2000, the Company issued 425,600 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of SuperNet AG, a German Company. This business combination was accounted for using the pooling of interest method of accounting under APB Opinion No. 16, and accordingly, the accompanying financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. These results are presented as a discontinued operation as discussed in the subsequent event footnote.

Effective March 1, 2001, the Company acquired Intereve Corporation, a Silicon Valley IT company with senior level architects and developers recruited from India. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management on the date of acquisition, which approximated $410,000. The management of the Company allocated the entire purchase price to customer lists and is being amortized by use of the straight-line method over its estimated useful life from the date of acquisition. The purchase price is comprised of cash payouts over several months as certain deliverables are met. Since the acquisition did not constitute a significant acquisition and the proforma adjustments related to the acquisition are immaterial to the financial statement presentation as a whole, proforma financial information is not presented.

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

In the fourth quarter, the Company expects to incur costs in connection with a proxy contest instigated by a group of four dissident shareholders led by Blue Water Master Fund, L.P.

SUBSEQUENT EVENT: On May 1, 2001, management of the Company committed to a formal plan to dispose of Supernet AG, a division or segment of the Company, through a sale of all the issued and outstanding shares of Supernet AG. The expected closing date is May 21, 2001. The Company is following the guidance of APB No. 30 and Emerging Issues Task Force Abstract ("EITF") 95-18 in the accounting for and disclosure of this disposal. The losses from operations of this discontinued division and the loss on the disposal of the division is presented on the face on the Statement of Operations for all periods presented. There are no applicable corresponding income tax effects which apply to this disposal. Revenues applicable to this discontinued division were $543,534 for the nine months ended March 31, 2001 and $309,389 for the nine months ended March 31, 2000. The net assets as of March 31, 2001 have been adjusted for in the current quarter in accordance with the terms of the disposition.

Net Assets of Discontinued Operations:               March 31, 2001    March 31, 2000
                                                     --------------    --------------
Current Assets                                       $1,002,047        $932,214
Property and equipment, net                          $135,140          $170,973
Total Assets                                         $1,137,787        $1,103,187
Current Liabilities                                  $683,255          $255,229
Total Liabilities                                    $683,255          $255,229
                                                     --------          --------

Net assets of discontinued operation                 $454,532          $847,958
                                                     =========         ========

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

CHANGES IN FINANCIAL CONDITION

Net sales were $1,850,249 for the third quarter of fiscal 2001, which ended March 31, 2001, and were comparable to the sales of the same quarter for the previous year of $1,858,348(restated due to pooling of interest accounting). Current year to date sales are $5,761,234, a 14% increase from year to date sales for the comparable period of fiscal 2000. The Company's software house in Lahore, Pakistan continued to provide strong sales numbers in the current quarter. The Company's subsidiary, NetSol USA, also reported a strong third quarter in sales. The Company is further positioning itself to market these licenses to the North American and other global markets through NetSol Professional Services. The Company anticipates that solid growth will occur in the remainder of fiscal 2001 for these two subsidiaries due to product maturity and market demand with several existing customers, Voicestream Wireless, Daimler-Chrysler Financial Services and Citibank (Pakistan). Effective March 1, 2001, the Company acquired Intereve Corporation, a Silicon Valley IT company with senior level architects and developers recruited from India. The purchase price is comprised of cash payouts over several months as certain deliverables are met. The Company has recognized the sales for the month of March 2001 in the third quarter as they pertain to Intereve.

The gross profit has remained strong and was $942,019 in the quarter ending March 31, 2001 and $3,036,392 for the current fiscal year to date. Cost of revenues for the quarter ending March 31, 2001 was $908,230 and $2,724,842 for the current fiscal year to date. Gross profit for the current quarter of %approximately 51% is in line with the current fiscal year to date percentage. The Company has seen its gross profit percentage decline from approximately 66% in the comparable nine month period of last year due to market competition and an increase of direct labor costs. The

Company is continuing to negotiate better pricing on its new agreements which provides for higher margins.

Operating expenses were $3,418,137 for the quarter ending March 31, 2001. This compares with $1,919,625(restated) for the quarter ending March 31, 2000. The Company has divested itself of its German subsidiary, Supernet AG. The terms of the divestiture call for the Company to pay a one-time fee of approximately $160,000. The Company has recorded one-time charge to earnings of approximately $615,000, which includes the one-time fee as well as a write-off of net assets. As a result of this action, the Company was able to divest itself of more than $600,000 of liabilities. The formal agreement was signed on May 1, 2001, and will be closed on May 21. The Company, in following professional accounting literature, has recorded this divestiture in the third quarter ended March 31, 2001 as a discontinued operation. The Company is moving forward on its previoulsy announed intentions to significantly scale down its Network Solutions Group operations, a subsidiary in the U.K. This was an acquisition made by NetSol in August 1999, and the terms and representations surrounding this acquisition are presently being litigated as disclosed in previous filings. As a result of this scaling down, the Company is recording a one time non-cash charge to earnings in the third quarter ended March 31, 2001 of $1,236,593 for impairment losses on purchased intangible assets. This impairement loss is included in operating expenses for the quarter and year to date totals. The Company's customer base has continued to be negatively impacted from the overall economic downturn which has resulted in making continuing provisions for potential uncollectable accounts. Operating results for the March 31, 2000 quarter were impacted as the Company applied pooling of interest accounting rules to its acquisition of Supernet AG of Germany and Abraxas. Its consolidated statement of operations includes the operations of both Abraxas and SuperNet AG for quarters ended March 31, 2001 and March 31, 2000(restated).

Net loss from continuing operations was $2,375,269 for the quarter ended March 31, 2001 as compared to $797,603 (restated) for the quarter ended March 31, 2000. The current year loss from continuing oprations includes a one time non-cash charge for impairment losses related to purchased intangible assets. This resulted in a net loss per share from continuing operations, basic and diluted, of $0.21 for the quarter ended March 31, 2001 as compared with $0.08 (restated) for the quarter ended March 31, 2000. Net loss per share from discontinued operations was ($.08) for the quarter ended March 31, 2001 and ($.11) for the nine months ended March 31, 2001. Discontinued operations losses is presented as required for all periods presented.

The Company's cash position was $1,763,559 at March 31, 2001. This is presented on the financial statements as $1,013,559 as cash and cash equivalents, and a total $750,000 as certificates of deposit which is included in other assets.

In the fourth quarter, the Company expects to incur costs in connection with a proxy contest instigated by a group of four dissident shareholders led by Blue Water Master Fund, L.P.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001 the Company's working capital (current assets less current liabilities) totaled $2.41 million, a increase from 2.26 million at December 31, 2000. The Company has taken recent action to re-focus on its profitable operations and scale back on loss making operations and anticipated capital expenditures. Two of the Company's profitable operating subsidiaries, NetSol eR and NetSol USA, are continuing to expand their revenue base both by means of IT outsourcing and software development projects. The Company completed on March 1, 2001, its acquisition of Intereve Corporation, based in the Silicon Valley. Intereve has a history of generating positive cash flows. The Company anticipates that its revenue base will be enhanced through the leveraging of the contracts and resources that were acquired from Intereve. The majority of the contracts for NetSol eR and NetSol USA are time and materials contracts which provides ample liquidity to fund specific working capital requirements. In generating this revenue growth, the Company anticipates that capital expenditures requirements can be kept at low levels. The Company continues to estimate that it will be able to reduce its current monthly rate of using working capital beginning in its fiscal 4th quarter and into its 1st quarter of fiscal 2002 by as much as half. The Company completed in this quarter a $2 million round of financing with Deephaven Capital Management ("Deephaven"). In addition, the Company filed a Registration Statement on Form S-3/A with the Securities and Exchange Commission on February 2, 2001 for a proposed offering of $30 million from the sale of its securities. These securities are proposed to be offered and sold from time to time on behalf of the Company in the form of common stock and warrants to purchase common stock. The Company is continuing to pursue the establishment of a $1 million revolving credit facility with two separate financial institutions and also currently negotiating various additional forms of debt financing surrounding the completion of the Company's IT campus in Lahore. In the opinion of management, the Company believes that the impact from certain software sales contracts will have a negative impact upon its liquidity in the short term; however, management does believe that its anticipated positive cash flows from re-focusing on its profitable operations, a reduction in the Company's projected capital expenditure requirements for the next twelve months, along with the financing options being pursued, cash flows will be sufficient for the foreseeable future to manage the short term liquidity impact from these specific software contracts, finance anticipated working capital requirements and fund limited capital expenditures.

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

On August 11, 2000 NetSol delivered a written claim to the Claimants based on misrepresentation as to the financial information provided to the Company upon the acquisition and since that date the Company's lawyers have withheld delivery of the consideration shares. The Claimants have now commenced proceedings to seek delivery of the consideration shares and/or damages. The Company has counterclaimed and alleges that it was induced to enter into the agreement by pre-contractual misrepresentations as to financial information, customer base and goodwill. The Company's primary claim is for rescission of the agreement and, in the alternative, alleges that the Claimants were in breach of a series of warranties and failed to deliver draft figures for inclusion in the Completion Accounts.

The Claimants filed its Particulars of Claim on October 2, 2000 and the Company served its Defense and Counterclaim on December 13, 2000. The parties are currently in the disclosure stage of proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company did not receive any additional proceeds from its Public Offering since its Annual Report. The Company has received approximately $27,000 from 4,500 warrants exercised from the IPO in the quarter ended March 31, 2001.

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

                                           NETSOL INTERNATIONAL, INC.
                                           (Registrant)



Date:    May 15, 2001                 /s/ Najeeb U. Ghauri
                                           -------------------------------------
                                           NAJEEB U. GHAURI
                                           CEO



                                           /s/ Syed Husain
                                           -------------------------------------
                                           SYED HUSAIN
                                           Chief Financial Officer