Form 10KSB
period 2001-06-30
NETSOL INTERNATIONAL INC
filed 2001-10-15
CIK 1039280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

         [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended June 30, 2001 were $6,726,836.

As of September 4, 2001, Registrant had 12,344,840 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $1,484,624.61. This calculation is based upon the closing sales price of $0.21 per share on September 4, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     (None)

Transitional Small Business Disclosure Format (Check one): Yes ; No X


                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I
PAGE
------
Item 1            Description of Business                                        [_]
Item 2            Description of Property                                        [_]
Item 3            Legal Proceedings                                              [_]
Item 4            Submission of Matters to a Vote of Security Holders            [_]

PART II
-------
Item 5            Market for Common Equity and Related Stockholder Matters       [_]
Item 6            Management's Discussion and Analysis                           [_]
Item 7            Financial Statements                                           [_]
Item 8            Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                           [_]

PART III
--------
Item 9            Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act             [_]
Item 10           Executive Compensation                                         [_]
Item 11           Security Ownership of Certain Beneficial Owners and
                   Management                                                    [_]
Item 12           Certain Relationships and Related Transactions                 [_]

PART IV
-------
Item 13           Exhibits and Reports on Form 8-K                               [_]


                                     PART I

This Form 10KSB contains forward looking statements relating to the development of the Company's products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe," "expect," "anticipate," "intend," variations of such words, and similar expressions identify forward looking statements, but their absence does not mean that the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the progress and costs of the development of products and services and the timing of the market acceptance.


ITEM 1 - BUSINESS

General

NetSol International, Inc. ("NetSol" or the "Company") is in the business of information technology ("I/T") services. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. Network Solutions Pvt. Ltd. ("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first company in Pakistan to achieve the ISO 9001 accreditation. The Company is in the process of attaining SEI CMM Level 3 accreditation. This is one of the highest levels of recognition for quality and best practices a software house can achieve.

Recent Events-Termination of Recent Proxy Contest/Going Concern Qualification

Beginning in April 26, 2001, a shareholder group (the "NetSol Shareholder Group") comprised of [Blue Water Master Fund, L.P., Blue Water Partners II, L.P. PSM International Limited and Dr. Henry Vogel] commenced a proxy contest to take control of NetSol from the then incumbent management of NetSol. On June 10, 2001, the Shareholder Group purported to convene a NetSol board meeting and claimed that it had removed the incumbent directors and officers of NetSol and elected new directors and officers. On June 11, 2001, the Shareholder Group took physical control of NetSol's Calabasas Premises and the incumbent management immediately sought a Temporary Restraining Order ("TRO") from Nevada court requesting the removal of the Shareholder Group and the reinstatement of the incumbent management. The management purportedly elected by the Shareholder Group also issued press releases, filed Form 8-Ks and engaged in other communications with third parties purportedly on behalf of NetSol. On June 19, 2001 the Court ordered a Receiver to take control of the day-to-day operations of the Company with participation of both incumbent management and the Shareholder Group. The Court also invalidated the June 10, 2001 board actions and all other actions taken at the direction of the Shareholder Group on behalf of NetSol, and held that such group acted as "illegitimate management." On August 2, 2001 the Shareholder Group filed a Schedule 13D reporting the dissolution of the group and the termination of the plan to control NetSol. On August 3, 2001, the court dismissed the Receiver and reinstated the incumbent Board of Directors and officers of NetSol. On July 30, 2001, Cary Burch, one of the incumbent directors of NetSol who was aligned with the Shareholder Group, resigned.

This proxy contest has had a material adverse effect on NetSol's operations, including its relations with its customers, suppliers, and investors. In addition, our stock price has materially declined from $4.80 on April 30, 2001 (the month prior to the Shareholder Group's commencement of the proxy contest) to less than $1 as of the date of this report. The Company has incurred in excess of $500,000 in legal and corporate fees, costs, and expenses related to the proxy contest. As a result of the adverse effect on our business caused by the proxy contest, recurring losses and negative working capital, the audit report dated October 5, 2001 of our auditors states that there is substantial doubt as to our ability to continue as a going concern.

Company Business Model

The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex I/T enterprise solutions to achieve its customers' strategic objectives. Its service offerings include outsourcing, systems integration, customized IT solutions, project/program management and I/T management consultancy, as well as other professional services, including e-business solutions.

Outsourcing involves operating all or a portion of a customer's technology infrastructure, including systems analysis, system design and architecture, change management, enterprise applications development, network operations, desktop computing and data center management.

Systems integration encompasses designing, developing, implementing and integrating complete information systems.

I/T and management consulting services include advising clients on the strategic acquisition and utilization of I/T and on business strategy, operations, change management and business process reengineering.

The Company also develops sophisticated software systems for the asset based lease and finance industries. NetSol has developed a complete integrated lease and finance package, which is a series of five products that can be marketed and utilized in an integrated system. These products are ePOS, PMS, SMS, CMS (under development), and WFS. These five applications form the full suite of the asset based lending Enterprise Resource Planning applications. These applications can run virtually the entire operations of a captive leasing company.

NetSol ePOS is a browser-based Point of Sale system that can be used by any front-end selling operation, including motor vehicle dealers and other outlets. ePOS users create quotations and financing applications for the customers using predefined financial products. The proposal is submitted to Back Office (PMS) for credit approval. After analysis, the proposal is sent back to ePOS system with a final decision.

Proposal Management System (PMS) provides various finance/leasing companies with the ability to quickly assess the worthiness of an applicant applying for a loan or a lease. The core of the system is driven by a strong workflow management engine with integrated links to credit rating agencies and offers an automated point scoring strategy for automatic approval/rejection/referral. It can be customized to link to any Point of Sale System, and it has the ability to integrate any vehicle data provider such as Glass' Guide in Europe and Australia.

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

Settlement Management System (SMS) verifies the signed document sent by the dealer/broker/third party against the information stored in the Proposal Management System database. SMS verifies all calculations before loading the contract into the Contract Management System. Other main features are collection of first rental and disbursement of funds to dealers, insurance companies and other third parties. Workflow software is part of SMS and it enables the users of SMS to communicate with Proposal Management workflow or within its own workgroup.

The Contract Management System (CMS) manages lease/finance contracts for financing of vehicles from inception until completion and creates all the required accounting entries to interface with a general ledger. The leasing company is able to establish, maintain and terminate such financial contracts. Contracts may include added value services such as vehicle maintenance and/or insurance premiums. It furthermore incorporates functional extensions such as litigation, remarketing of vehicles, securitization of a portfolio and post dated check management.

These are traditionally complex business applications and require a great deal of industry experience both in the development as well as implementation stages. NetSol, over the years, has developed core competencies in the asset based lending software space. These are sought after skills shared in a team of approximately 30 business consultants. NetSol is able to demand a premium for these consultants and leverages this competency when bidding for new business.

Typically, the sales cycle for these products is anywhere between six to twelve months and NetSol derives its income both from selling the license to use the products as well as extensive customization, implementation, support and maintenance. License fees can vary generally between $75,000 up to $500,000 per license depending upon the size of the customer and the complexity of the customization. The revenue for the license and the customization flows in several phases and could take from six months to two years before its is fully recognized as income in accordance with generally accepted accounting principles.

STATUS OF ANY NEW PRODUCTS OR SERVICES

The Company expanded its menu of software into banking and other financial areas. NetSol PK launched new customized banking applications software. The Company has the technical know how and capability to successfully enter this vibrant banking sector. Over eight new business development and project management teams in the area of banking and finance were created in the second quarter of 2001. As a result of this new initiative, NetSol added a new fortune 500 customer such as Citibank in Pakistan. The entry in the banking sector was broadened by creating new relationships with yet new customers such as Askari Leasing Co. and a few other local customers in Asia Pacific region.

NetSol further strengthened its US presence on the West and East Coasts. NetSol's `Proximity Development Center' or PDC model was introduced in the US. PDC provides the Company with the ability to have on shore competencies in project management, systems analysis and design as well as customer relationship management. PDC model provides a face-to-face interaction and interfacing of project managers and high-level developers with the US based customers at very competitive prices.

In the fiscal year 2001, NetSol eR, Inc., and NetSol USA, Inc., both wholly owned subsidiaries of NetSol , implemented PDC models with their customers such as Leverage Consulting, OPSION Medical, Voice Stream Wireless and Global One. NetSol USA also specializes in providing professional IT consultants and project managers to fortune 500 companies and, as a Government Suppliers Agreement ("GSA") approved vendor, it has the ability to participate in numerous government related contracts and projects tendered by the various government agencies.

Marketing and Selling

The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting and software solutions provider. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and our website and also engineers and oversees central marketing and communications programs for use by each of our business units.

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

NetSol provides its services primarily to clients in global commercial industries. In the global commercial area, the Company's service offerings are marketed to clients in a wide array of industries including, automotive; chemical; tiles/ceramics; Internet marketing; software; medical, banks and financial services..

Geographically, NetSol has operations throughout North America, the Middle East and Asia Pacific region.

During the last two fiscal years, the Company's revenue mix by major markets was as follows:

                                                              2001        2000
                                                              ----        ----
North American (NetSol USA, NetSol eR, Intereve)               38%         13%
Europe (NetSol UK, Network Solutions Group)                    15%         32%
Other International (Abraxas, Network Solutions PK, NetSol     47%         55%
Private PK, NetSol Connect)
Total Revenues                                                 100%        100%


Fiscal Year 2001 Performance Overview

During fiscal 2001, continuing with its strategy of growth through acquisitions, NetSol acquired a Company in Northern California. Effective March 1, 2001, NetSol acquired Intereve Corporation, a Silicon Valley IT company with senior level architects and developers recruited from India. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management on the date of acquisition, which approximated $245,000.

Global Commercial Market: new contracts were awarded in various markets worldwide. NetSol added these customers: Citibank Pakistan, Pakistan; Askari Leasing, Pakistan; Volvo Finance Australia, Australia; OPSION Medical, USA; Leverage Consulting, USA; SAIF Games, Pakistan; Daimler-Chrysler Asia Pacific, Thailand and Singapore; Mercedes Benz Finance, Australia; iLAS, Germany; Matrix 42, Germany; and World Online, Germany.

The Company diversified its offerings by launching new customized IT solutions for financial and banking sectors. The Company built a new team of technical and marketing staff to cater to this sector exclusively. NetSol development teams are diligently working on designing the system for Citibank. The Company has effectively expanded its development base and technical capabilities by training its programmers to provide customized IT solutions in many other sectors and not limiting itself to lease and finance industries. The Company believes that the offshore development concept has been successful as evidenced by India, which according to the recent statistics by the Indian IT agency, NASSCOM, had software exports exceeded $5 billion in the calendar year 2000. This upward trend is expected to continue despite the general decline in technology sector in the recent months because the offshore development model offers tremendous cost savings and higher productivity to the western customers. According to an article by Reuters dated August 23, 2001, India's software association scaled down export growth target estimates to between 40 and 45 percent and forecasts exports to reach $8.5-9 billion in the year to March 2002, compared with the previous year. About 60% of the business currently comes from the United States.

The Company has refocused its marketing efforts primarily in the North American markets. In the first half of fiscal 2001, NetSol was awarded new contracts with customers such as OPSION Medical, Leverage Consulting and enhancements in some of the existing contracts with VoiceStream Wireless. The marketing efforts were strengthened as the Company hired five new business developers on the East and West coasts, to penetrate the biggest IT market in the world. Although in the second half of fiscal year 2001 the IT services sector was adversely impacted due to overall decline in the technology sector, the Company has continued to experience some increased demand of its customized IT solutions and is focusing to maintain this trend.

The Asia Pacific markets have been slow as a result of global technology slowdown. The Australian market continues to be vibrant as NetSol maintains its customers such as GMAC Australia, St. George

Bank and Volvo Australia. The Company continues to pursue new customers and new business from its existing customers for its core product lines.

NetSol CONNECT was launched in early 2000 in Karachi, Pakistan's largest city. Prior to NetSol CONNECT's technology being brought to Karachi, the concept of high speed Internet Service Provider ("ISP") backbone infrastructure was new in Pakistan. NetSol was the first company to turn such concept into reality. In 15 months NetSol CONNECT has become the second largest high speed and fast access internet service provider in Karachi. NetSol believes the ISP space is still in its infancy and the growth prospects are extremely good. By the end of Fiscal year 2001, the direct membership was over 20,000 subscribers. The main competitor of NetSol CONNECT has subscriber base in the range of 30,000-40,000 in Karachi and has been in business for over 7 years. NetSol CONNECT has been able to attract a number of local and multi-national corporate clients in addition to individual retail customers.

Subsidiary Closures

NetSol acquired SuperNet AG in May 2000, in Frankfurt Germany to establish a presence in Germany in developing internet based software products. A few months after acquiring SuperNet, there was a decline in the e-commerce industry. The Company responded to the dramatic decline of e-commerce related businesses globally, and also overall correction in the technology sector. Due to a massive correction in the technology market, the Company lacked the financial and human resources to continue to invest in any non-core and cash intensive businesses. Therefore, the decision was made in the fourth quarter of 2001 to completely divest the business and exit from the German market.

To divest from SuperNet AG, in May 2001 the Company sold all the stock of SuperNet AG to the original founders of SuperNet AG in a management lead buyout. In connection with the sale, the original founders agreed to settle the outstanding liabilities of over $600,000 of the Company or SuperNet AG, which were owed to them for $120,000 in cash, paid in installments. The installment payments started in May 2001, and the final payments are due November 2001 by NetSol. More than 12 employees were laid off from the German operation and some technical staff were relocated back to Pakistan.

Consistent to NetSol's refocus in core competencies to develop and market its core products and services, the Company decided earlier in the second half of fiscal 2001 to divest from its non-core businesses in the UK market as well. Network Solutions Group UK ("NSG"), a wholly owned subsidiary of NetSol, a company acquired in August 1999 as part of an all-stock transaction. Subsequent to NetSol's decision to divest but prior to actual divestiture, NetSol became aware of what it believes are certain misrepresentations of facts, concerning NSG's financial statements by the previous management. This resulted in deterioration of the business despite continued investment made by the parent into the business. Eventually, it was decided by the board and the management to pursue a damages claim against the previous owners of NSG. Currently, this action is in litigation and an outcome is expected in the first quarter of the next calendar year. In addition, due to a sudden decline in the networking market in the UK the management decided to downsize this operation. As disclosed in the second and third quarters of 2001 the plans for this divestment, the Company laid off the entire staff but two employees in its office in Milton Keynes, UK. The Company was awarded a major contract in the first half of 2001 with Swindon Schools of UK. As a part of the consolidation strategy, this UK entity retained 2 consultants to provide maintenance service to its customers in line with the warranties provided by NetSol to its customers. As soon as these maintenance guarantees expire the management is intends to liquidate this entity completely.

Technology Campus

The Company broke ground for its Technology Campus in January 2000. Initially, the Company anticipated the completion of Phase 1 (of three phases) by fall 2000, but due to the delay in financing activities, the completion is expected now sometime in the first half of 2002. The campus is expected to house over 3,000 I/T professionals and is approximately three acres in size. The campus site is located in Pakistan's second largest city, Lahore, which has a population of six million. An educational and cultural center, the city is home to several leading universities of Engineering and Technology and FAST, the largest computer research and training institute in Pakistan. The city is also the home of The University of Punjab founded in 1882, the oldest university in Pakistan. The Company is making this investment to attract contracts and projects from blue chips customers from all over the world. This campus will be the first purpose built software building with state of the art technology and communications infrastructure.

People and Culture

The Company has developed a strong corporate culture that is critical to its success. Its key values are delivering world-class quality software, client-focused timely delivery, leadership, long-term relationships, creativity, openness and transparency and professional growth. The services provided by NetSol require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, and communication and presentation skills. The majority of our software developers are proficient in the English language as it is the second most spoken language in Pakistan and is mandatory in middle and high schools.

To encourage all employees to build on our core values, we reward teamwork and promote individuals who demonstrate these values. NetSol offers all of its employee's opportunity to participate in its stock option program. Also, the Company has an intensive orientation program for new employees to introduce our core values and a number of internal communications and training initiatives defining and promoting these core values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based.

There is significant competition for employees with the skills required to perform the services we offer. We believe that we have been successful in our efforts to attract and retain the highest level of talent available, in part because of our emphasis on our core values, training and professional growth. We intend to continue to recruit, hire and promote employees who share this vision

As of June 30, 2001, we had 334 full-time employees; comprised of 250 I/T project personnel, 30 employees in general and administration and 54 employees in sales and marketing. There are 34 employees in the United States, 290 employees in Pakistan, eight in Australia and two in United Kingdom. None of our employees are subject to a collective bargaining agreement. We believe that we have excellent relationships with our employees and our attrition rate for the Company is less than 5%.

Competition

Neither single company nor a small number of companies dominate the I/T market in the space in which the Company competes. A substantial number of companies offer services that overlap and are competitive with those offered by NetSol. Some of these are large industrial firms, including computer manufacturers and computer consulting firms that have greater financial resources than NetSol and, in some cases, may have greater capacity to perform services similar to those provided by NetSol.

Some of the competitors of the Company are International Decisions Systems, Data Scan, KPMG, CrestSoft, Systems Limited, Cybernet, Tenhill, SouthPac Australia and a few others. These companies are scattered worldwide geographically. In terms of offshore development, we are in competition with some of the Indian companies such as InfoSys, Satyam, Infoway and others.

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

Customers

Some of the customers of NetSol include Daimler Chrysler Finance - Singapore; Mercedes Benz Leasing - Thailand; Debis Portfolio Systems, UK and Mercedes Benz Finance - Australia. In addition, NetSol provides off shore development and customized I/T solutions to blue chip customers such as Citibank, Pakistan; VoiceStream Wireless, USA; Leverage Consulting, USA; OPSION Medical, USA; Askari Leasing, Pakistan. Two of our customers each individually accounted for more than 10% and in the aggregate for approximately 35% of total revenues for the year ended June 30, 2001.


The Internet

The Company is committed to regaining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet provides greater convenience and efficiency to customers and, in turn, to the Company. The Company receives 200,000 hits per month to www.netsol-Intl.com.

Through its Web site, customers, potential customers and investors can access a wide range of information about the Company's product offerings, can configure and purchase systems on-line and can access volumes of support and technical information about the Company.


Operations

The Company's headquarters are in Calabasas, California. In fiscal 2001, to cut costs, the Company terminated its relationship with Cramer Krassler, its investor and public relations firm and had taken the responsibility of investor relations in-house. Nearly 75% of the production and development is conducted at NetSol in Lahore, Pakistan. The other 25% of development is conducted in the Proximity Development Center or "PDC" in the US. The majority of the marketing is conducted through NetSol USA, NetSol eR and Abraxas who also service and support the clients in Europe and USA. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions.

NetSol is in the process of winding down both its NetSol UK offices. SuperNet AG in Germany was sold off in May 2001.

NetSol USA (comprising NetSol eR in Calabasas and NetSol USA in Virginia) functions as the service provider for the US based customers both in the consulting services area as well as in the project management. In addition, the Virginia office provides greater access to the emerging markets on the East Coast.

Organization

NetSol International, Inc. (formerly Mirage Holdings, Inc.) was founded in 1997 and is organized as a Nevada corporation.

The success of the Company in the near term will depend, in large part, on the Company's ability to (a) minimize additional losses in its operations; (b) raise funds for continued operations and growth; and (c) launch a strong sales and marketing initiative in the United States and Australia. However, management's outlook for the continuing operations, which has been consolidated and is being streamlined in recent months, remains optimistic.. With continued emphasis on a shift in product mix towards the higher margin consulting services, the Company anticipates to be able to improve operating results at its core by reducing costs and improving gross margins.

Risk Factors

The following important factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB or presented elsewhere by management from time to time.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS INDICATING THERE IS DOUBT AS TO WHETHER WE CAN REMAIN IN BUSINESS.

In its audit report dated October 12, 2001, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependant upon our obtaining sufficient additional financing for our operations or reaching profitability. There can be no assurance that we will be able to do either of these.

THE COMPANY MAY NOT BE ABLE TO REALIZE THE BENEFIT OF ITS STRATEGIC RESTRUCTURING PLAN

While the Company is confident of its ability to realize the benefits of the strategic restructuring plan, the level of benefits to be realized could be affected by a number of factors including, without limitations, (a) the Company's ability to raise sufficient funds, (b) to close down the ineffective operations of the Company, (c) to operate the Company as planned without further shareholder hostile takeover interruptions, and (d) to tolerate and stabilize during the changes in the US market in the technology industry (e) react effectively to the global political and business effects of the events of September 11, 2001 in the United States.


TERRORIST ATTACKS, SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, D.C., ON SEPTEMBER 11, 2001, AND OTHER ATTACKS OR ACTS OF WAR MAY
ADVERSELY AFFECT THE MARKETS ON WHICH OUR COMMON STOCK TRADES, THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government have announced their intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. The attacks and any response may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact our physical facilities and operations, which are located in North America, Australia and the Middle East, or those of our clients. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from our clients for our services or may negatively impact our clients' ability to outsource. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business and your investment.

IF REGIONAL HOSTILITIES OR TERRORIST ATTACKS INCREASE, OUR BUSINESS COULD SUFFER AND THE PRICE OF OUR EQUITY SHARES AND OUR REVENUES COULD GO DOWN.

Pakistan has from time to time experienced social and civil unrest and hostilities with neighboring countries. In recent years, there have been military confrontations between India and Pakistan in the Kashmir region. Currently, there are tensions involving Afghanistan, a neighbor of Pakistan. These hostilities and tensions could lead to political or economic instability in Pakistan and a possible adverse effect on our business, our future financial performance and the price of our equity shares and our revenues. This is important in the current context, as the terrorist attacks in the US in September 2001 have affected the markets all over the world. The possible prolonged battle against terrorism by the US could lengthen these regional hostilities and tensions thereby affecting the Pakistani economy as well as our business, our future financial performance, our stockholders' equity and the price of our equity shares and our revenues.

IF WE DO NOT ATTRACT AND RETAIN QUALIFIED PROFESSIONAL STAFF, WE MAY NOT BE ABLE TO ADEQUATELY PERFORM OUR CLIENT ENGAGEMENTS, WHICH COULD LIMIT OUR ABILITY TO ACCEPT NEW CLIENT ENGAGEMENTS

Our business is labor intensive and our success depends in large part upon our ability to attract, retain, train and motivate highly skilled employees. Because of the rapid growth in the Information Technology or I/T sector, there is intense competition for employees who have data modeling, creative application design, technical and program management experience. In addition, the Internet has created many opportunities for people with the skills we seek to form their own companies or join startup companies and these opportunities frequently offer the potential for significant future financial profit through equity incentives, which we cannot match. We may not be successful in attracting a sufficient number of highly skilled employees in the future, or in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.


INTERNATIONAL EXPANSION OF OUR BUSINESS COULD RESULT IN FINANCIAL LOSSES DUE TO CHANGES IN FOREIGN POLITICAL AND ECONOMIC CONDITIONS OR FLUCTUATIONS IN CURRENCY AND EXCHANGE RATES

We expect to continue to expand our international operations. We currently have offices in Pakistan and Australia. We have limited experience in marketing, selling and providing our services internationally. International operations are subject to other inherent risks, including:

        - political uncertainty in Pakistan and the South-East Asian Region, particularly in light of the events in the United States on September 11, 2001.

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

WE DEPEND HEAVILY ON A LIMITED NUMBER OF CLIENT PROJECTS AND THE LOSS OF ANY WOULD ADVERSELY AFFECT OUR OPERATING RESULTS

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for whom we perform large projects. Two of our clients each individually accounted for more than 10% and approximately 35% in the aggregate of our total revenue for the year ended June 30, 2001. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, could have a material adverse effect on our business, financial condition and results of operations.

IF ANY CLIENT UNEXPECTEDLY TERMINATES THEIR CONTRACTS WITH US OUR BUSINESS COULD BE ADVERSELY AFFECTED

Our clients, with limited advance notice and without significant penalty, can cancel some of our contracts. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff, which were allocated to that client's project. The cancellation or a significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

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

WE ARE DEPENDENT ON OUR KEY PERSONNEL

Our success will depend in large part upon the continued services of a number of key employees, including Messrs. Salim Ghauri and Naeem Ghauri. The loss of the services of either of these or of one or more of our other key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more of our key employees resigns from NetSol to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

ITEM 2 - PROPERTIES

The Company moved to its new headquarters in Calabasas, California with its subsidiary NetSol eR, Inc. in October 2000. The new facilities, which house NetSol eR and NetSol, are approximately 4,690 rentable square feet and the monthly rent for both NetSol eR and NetSol is $11,490.50 per month with escalators built in. The Company is presently in discussions with the landlord regarding any downward adjustments to the monthly amount. No agreement has been reached at this time. The term of this lease is for seven years. The facilities are located at 24025 Park Sorrento, Calabasas, CA. 91302.

Other leased properties as of the date of this report are as follows:

Location/Approximate Square Feet                Purpose/Use
Australia...............   1,250                Computer and General Office
Facility

Pakistan................  30,000                Computer and General Office
Facility
United Kingdom..........   2,400                General Office
Virginia................   1,254                General Office


Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2001 through 2004.

Technology Campus

The Company broke ground for its Technology Campus in January 2000. The campus is expected to house over 3,000 I/T professionals and is approximately 1.5 acres in size. The campus site is located in Lahore, the second largest Pakistani city, has a population of six million. An educational and cultural center, the city is home to several leading universities of Engineering and Technology founded in 1961 and FAST, the largest computer research and training institute in Pakistan. The city is also home to The University of Punjab founded in 1882, the oldest university in Pakistan.

NetSol selected this site after careful consideration and research of the long-term benefits of the location and return on investment. Due to the fast growth of technology business in Pakistan, the city of Lahore is fast becoming the "Silicon Valley" of Pakistan. Just recently quite a few multi-national IT related firms have launched their presence in Lahore. NetSol is making this investment to ultimately attract much bigger contracts and projects from the major and blue chips customers from all over the world. This campus will be the first and fully dedicated software building with state of the Art technology and communications infrastructure. Initially, NetSol anticipated the completion of Phase 1 (of three phases) by fall 2000, but due to the delay in financing activities the completion is expected now in 2002. However, the company has already leased a second building to accommodate the growing numbers of engineers and programmers. After the completion of Phase 1, about 600 programmers can be accommodated.

There are over eight universities and technology schools that NetSol visits to build its employee pool from. In addition, there is a new airport being constructed only 2.7 kilometers from the technology campus. The campus is estimated to cost approximately three million dollars and it will consist of three buildings to house all the IT professionals. The campus will have offices, a training center, a cafeteria, a gym and a few resting quarters for the employees. To the best knowledge of the Company there are no other technology campuses that are in existence in Lahore. Since the building is in the construction stage, there is no issue of insurance.

ITEM 3 - LEGAL PROCEEDINGS

1. The Company is currently party to a dispute filed by its former Chief Financial Officer and director, Gill Champion, which involves litigation. The plaintiff filed a Complaint for Declaratory Relief on May 9, 2000 in the Los Angeles, CA Superior Court (Case No. BC229642). The plaintiff contends that, on or about May 29, 1998, he was granted 120,000 options at a $.01 per share exercise price. The Company has responded that the Board originally granted the options to all board members but later all of the directors agreed to forego such grant, and none received such options as the Plaintiff claims were granted him. The parties completed discovery. Shortly thereafter the Company filed a Motion for Summary Judgment. Prior to filing a response to the Motion for Summary Judgment, the plaintiff and the Company reached a settlement.

2. The Company is currently involved in proceedings with Adrian Cowler and The Surrey Design Partnership Limited, the former owners of Network Solutions Group Limited ("NSGL"). By a written agreement dated 13th August 1999 the Claimants agreed to sell the entire issued share capital of NSGL to the Company. The consideration for the sale was specified newly issued shares in the Company. It was agreed that the Company's lawyers would hold these shares in escrow for one year and within seven days of the end of the one-year period the Company would deliver shares to the Claimants' solicitors. If the Company were to make any written claim (within the one year period) then the Company's lawyers were to withhold delivery of the consideration shares pending final adjudication of the claim. On August 11, 2000 NetSol delivered a written claim to the Claimants based on misrepresentation as to the financial information provided to the Company upon the acquisition and since that date the Company's lawyers have withheld delivery of the consideration shares. The Claimants commenced proceedings in Queen's Bench Court on October 2, 2000 to seek delivery of the consideration shares and/or damages. The Company has counterclaimed and alleges that it was induced to enter into the agreement by pre-contractual misrepresentations as to financial information, customer base and goodwill. The Company's primary claim is for rescission of the agreement and, in the alternative, alleges that the Claimants were in breach of a series of warranties and failed to deliver draft figures for inclusion in the Completion Accounts. The Claimants filed its Particulars of Claim on 2nd October 2000 and NetSol served its Defense and Counterclaim on 13th December 2000. The Claimants served a Reply and Defense to Counterclaim on 5th February 2001. The disclosure stage of the proceedings was completed on 20th April 2001. The parties' witness statements were served on 3rd August 2001. NetSol's expert report is due to be served on 21st September 2001; the Claimants' expert report is due to be served on 16th November 2001. The court has ordered that the action is stayed between 23rd November 2001 and 21st December 2001 to allow the parties the opportunity to settle the dispute. The trial has been fixed for 4th March 2002.

3. A Nevada state court placed the Company into a Receivership on June 19, 2001 as a result of a proxy contest by a group of shareholders. Ultimately, the Court invalidated their actions and the shareholders group disbanded their actions and dissolved their group; whereupon, the court removed the Receiver from the Company on August 3, 2001 and returned full control of NetSol to the incumbent Board of Directors and management.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxy Contest

On May 7, 2001 the Company announced it had been notified by a dissident stockholder group that the group intended to propose an alternate slate of nine directors at a special meeting of the stockholders. The intentions of that group are more fully described in the group's Schedule 13D and the preliminary proxy materials filed by the Company and separately by the dissident stockholder group. Management estimates that this proxy contest has resulted in externally generated expenses in excess of $500,000 in the fourth quarter of fiscal 2001 and first quarter of 2002. In addition, the Company believes that its internal costs as it pertains to salary costs in the form of management time in addressing the proxy fight to be in excess of $200,000.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; RECENT SALES OF UNREGISTERED SECURITIES

(a) MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of NetSol International, Inc. is listed and traded on NASDAQ Small Cap under the ticker symbol "NTWK."

The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the NASDAQ for each quarter during the last two fiscal years.

                                                2001                    2000
           Fiscal                       --------------------      ----------------
           Quarter                      High            Low       High       Low
                                        -----          -----      -----     ------
           1st (ended September 30)     35.00          11.31       5.50      3.125
           2nd (ended December 31)      15.25           4.00      22.50      5.125
           3rd (ended March 31)          8.875          2.375     80.00     17.625
           4th (ended June 30)           6.00           0.625     66.00     15.125


RECORD HOLDERS - As of September 4, 2001, the number of holders of record of the Company's common stock was 130. As of September 4, 2001, 12,344,840 shares of common stock were issued and outstanding.

DIVIDENDS - The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

(b) RECENT SALES OF UNREGISTERED SECURITIES

The Company conducted two private raises in fiscal year 2001:

1. In July 2000, the Company sold 63,666 shares of its common stock for gross proceeds in the amount of $955,000. The shares of common stock were issued in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The class of persons to whom such securities were sold were all individual "accredited investors" which were considered "friends and family" of the Company.

2. On January 8, 2001, the Company entered into an agreement for equity financing with Deephaven Capital Management, an investment fund ("Deephaven") pursuant to which the Company sold shares of common stock in a private placement transaction, which closed in two traunches. Under the terms of our securities purchase agreement with Deephaven, we issued 183,150 shares of common stock to Deephaven in connection with a first closing, which occurred on January 8, 2001 for gross proceeds of $1 million. We also issued warrants to purchase an aggregate of up to 54,945 shares of common stock to Deephaven in the first closing at an exercise price of $6.83 per share. We issued 279,720 shares of common stock to Deephaven in connection with a second closing, which occurred on February 20, 2001 for gross proceeds of $1 million. We also issued warrants to purchase an aggregate of up to 83,916 shares of common stock to Deephaven in the second closing at an exercise price of $4.47 per share. All warrants are exercisable for a period of five years from the date of issuance and have adjustment provisions for dilution events in connection with issuances of our common stock and other equivalents below the applicable warrant exercise price and for stock splits, stock dividends and similar transactions.

In connection with our sale of common stock pursuant to the Deephaven securities purchase agreement, we paid an aggregate of $100,000 to Jessup & Lamont, the placement agent in the transaction, and issued warrants to purchase up to 9,158 shares of common stock at an exercise price of 6.83 per share in the first closing and warrants to purchase up to 13,986 shares of common stock at an exercise price of $4.47 per share in the second closing. These warrants have the same terms as the warrants issued to Deephaven pursuant to the Deephaven securities purchase agreement. The shares of common stock and warrants issued to Deephaven and Jessup & Lamont were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act. The Company agreed to file and have declared effective a registration statement pursuant to the terms of a registration rights agreement with Deephaven with respect to such securities. The Company has filed a registration statement with respect to the shares of common stock and warrants held by Deephaven and Jessup & Lamont, which has not been declared effective as of the date of this report. The Company is in default with respect to some of its obligations under the registration rights agreement.

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

The most recent achievement of NetSol's management is its ability to steer the Company back to its day to day operational status after the damaging effects of the actions taken by the dissident NetSol Shareholder Group LLC ("Shareholders Group") led by the Bluewater Master Fund LP.

By end of fiscal year June 30, 2001, as result of the actions prompted by the dissident Shareholders Group, NetSol was under the control of a Receiver appointed by a Nevada Court. The last quarter of fiscal 2001 was entirely devoted to resolving the proxy contest initiated by Shareholders Group to gain control of the Board and management of NetSol. Therefore there was no business development activity, no capital infusion activity and no increase in the project delivery activity. After regaining control of offices, the management focused to successfully continue delivery of programming and support resources to our customers and ensure that the customers and employees of NetSol maintain their relationship with the Company.

PERFORMANCE OF NETSOL USA AND NETSOL ER

Compared to fiscal 2000, the gross revenues for NetSol USA and NetSol eR improved by approximately over 150% which evidences management's focus in enhancing business activity in the US. The management strives to continue with this trend to grow and reach profitability in the near future. Both subsidiaries continue their marketing efforts to seek additional new business.

CASH RESOURCES

When the Management regained control of the company in August, 2001, the cash resources had been significantly depleted. The current management acted quickly to stabilize the Company and concentrated on collection of its accounts receivable from its customers. Funding from insiders, collections and cooperation from key employees to accept deferred salaries helped the Company be steered back to stabilization.

CHANGE IN BOARD OF DIRECTORS

In August 2001, the Board of Directors and management under went a change. The Board of Directors was reduced by three members with the departure of Cary Burch, who resigned his position after the failed proxy contest by the Shareholders Group, Naeem Ghauri and Shahab Ghauri who resigned to create vacancies to fill the board with new members. Mr. Eugen Beckert filled a senior officer of a key NetSol customer, Daimler Chrysler a vacancy.

CHANGE IN MANAGEMENT

A key change in management has been the departure of NetSol's former CEO, Mr. Najeeb Ghauri. Mr. Ghauri continues to hold his seat as a member of the Board of Directors. The Board examined fourth quarter events of Fiscal 2001 and determined a change in management will make the company better positioned to go forward with its immediate goals. The management's immediate goals were to reestablish stability within NetSol with its employees and customers, seek new forms of capital to be invested into the Company and increase business development efforts after the three month stay in such development activities caused by the proxy contest. The Board of Directors as of August 27, 2001 appointed Naeem Ghauri, who has experience in controlling and delivering global software solutions as CEO.

THE COMMITMENT OF THE MANAGEMENT AND EMPLOYEES

The commitment of the current management and NetSol employees is summarized in their focus to rebuild the Company and strengthen its position in the IT industry. By cutting costs and reestablishing itself, the management hopes to take NetSol into the next phase of sustained growth that it demonstrated during the first three years of its inception when it grew from $1m to $3m to $7m in revenues during fiscal 1998, 1999 and 2000 respectively.

BUSINESS DEVELOPMENT

The Management has initiated a new business development effort by partnering with a Direct Marketing Company to increase the number of sales leads and new business opportunities. This is showing results and may significantly enhance the ability to close new business. The Company has also put in place large business opportunity monitoring system that will enable the key executives to be aware of the progress of in this area and help resolve issues that reduce the chances of closing large new business.

OPERATIONAL PROCESSES

In addition to the monitoring of processes for business development, NetSol has acquired a system that will help in the management of Engagements, Administration, Resources and Knowledge. This will increase the efficiency of the deployment of the assets of company and maximize the return on assets.

Business Combinations

THE COMPANY COMPLETED ONE BUSINESS COMBINATION DURING THE YEAR ENDED JUNE 30, 2001.

ACQUISITION OF INTEREVE CORPORATION

During fiscal 2001, continuing with its strategy of growth through acquisitions, NetSol acquired a Company in Northern California. Effective March 1, 2001, the Company acquired Intereve Corporation, a Silicon Valley IT company with senior level architects and developers recruited from India. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management on the date of acquisition, which approximated $245,000. The management of the Company allocated the entire purchase price to customer lists. This amount has been determined to be impaired in its entirety and has been written off as an asset impairment charge at year-end. The accelerated slowdown of the economy in the Silicon Valley resulted in most of the contracts accompanying the customers acquired to be terminated at or near year-end. The acquisition did not constitute a significant acquisition and the proforma adjustments related to the acquisition are immaterial to the consolidated financial statements at June 30, 2001 , proforma financial information is not presented herein.


RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

Net revenues for the year ended June 30, 2001 were $6,726,836 as compared to $6,675,150 (restated for comparative presentation of discontinued operations) for the year ended June 30, 2000. Net revenues is broken out among the subsidiaries as follows:

                                                  2001           2000 (restated)
NetSol UK/Network Solutions                    $ 1,038,261        $ 2,106,041
Group UK
Network Solutions PK, NetSol Private PK,       $ 2,922,088        $ 3,325,478
NetSol Connect
Abraxas                                        $   222,612        $   355,693

NetSol eR, NetSol USA and Intereve             $ 2,543,875        $   887,938
Corporation
Total Net Revenues                             $ 6,726,836        $ 6,675,150

The Company experienced a significant revenue increase from the prior year for its North American operations. The Company is aligning itself to seize the opportunities in the growing IT consulting and services industry along the East coast of North America. Outsourcing IT professionals at competitive prices is the primary generator of North American revenues. Since the acquisition in August 1999, NetSol USA has generated an impressive $2,869,940 of revenues
 .NetSol PK also added revenue from CFS and some local industries in Pakistan. Due to the maturity of the lease and finance products, The Company is positioning itself to market these licenses to the North American and other global markets. The Company anticipates the growth pattern for NetSol PK to increase in the coming fiscal year, both for export software products and local industries. This is due to product maturity and market demand with several existing customers, among them CFS, Daimler-Chrysler and other leasing and finance company's. The Company continued to experience a downturn in its consulting revenues in the UK markets in fiscal 2001 . The acquisition of Network Solutions Group in fiscal 2000 continued to caused the Company to experience integration challenges such as employee retention, which affected the business adversely. The downturn in consulting revenues was largely attributable to a decrease in network services caused by a slowdown in new orders a result of the IT economic slowdown. Abraxas has key software products, which are being developed in our NetSol PK development facility, which will be marketed in Australia as well as other markets. These products are targeted towards the banking, insurance and leasing and finance industries. Management believes that the prospects for the future of

Abraxas are to have modest sales growth, anticipating being able to leverage on an enhanced product line and by expanding its customer base. The Company believes that a modest sales growth for its operating subsidiaries for fiscal 2002 is reasonable based upon its ability to further penetrate the IT market.

Gross profit was 38.6% of revenues in fiscal 2001, compared to 56.7% in fiscal 2000 (restated due to presentation of discontinued operations). The decrease is largely due to a significant reduction in revenues in the fourth quarter of fiscal 2001, while overhead expenses contributing to cost of revenues were not reduced. The Company believes that a portion of the revenue reduction in the fourth quarter is a result of the invalid insurgent shareholder group action, both in terms of negative publicity and significant management distraction. The Company is working aggressively towards getting its gross profit margins back up to pre-fourth quarter levels in fiscal 2002.

Operating expenses were $18,076,642 for the year ended June 30, 2001 as compared to $6,953,296 (restated from prior year due to presentation of discontinued operations) for the year ended June 30, 2000. During the years ended June 30, 2001 and 2000 , the Company issued 27,500 and 252,500 restricted common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $ 81,675 and $1,017,575 for the years ended June 30, 2001 and 2000, respectively. Total professional service expense, including non-cash compensation, was $2,333,425 and $1,926,188 for the years ended June 30, 2001 and 2000, respectively. During the years ended June 30, 2001 and 2000, respectively, the Company recorded depreciation and amortization expense of $ 1,509,624 and $1,408,873 . Operating expenses in total, including all general and administrative expenses, have also increased as a result of higher salaries and related costs primarily due to additional staff at all levels of the Company and the continuing build-up of the Company's infrastructure, both at the parent level and the subsidiary levels. The majority of the increase is attributable to three specific items: foreign currency remeasurement loss of $1,297,773, impairment loss of $6,128,755 and bad debt expense of $1,569,541. This foreign currency remeasurement loss is due to the remeasurement of intercompany loan balances between the Company and its foreign subsidiaries in the fourth quarter. These remeasured loan balances have been converted into permanent equity as of June 30, 2001. The impairment loss is a result mainly due to the write down of the intangible assets resulting from the acquisitions of the operations in Pakistan and UK. The remaining net book value of the Company's intangible assets will be amortized over a period of five years. This is reflected as a change in accounting estimate beginning in the fourth quarter of fiscal 2001. The reduced book value will result in a lower amount of amortization to be recorded going forward into fiscal 2002. Bad debt expense of $1,569,541 has been recorded based upon the Company's customers being negatively affected by the overall economic slowdown, and to an extent the cancellation of certain contracts that were in progress as a result of the invalid insurgent shareholder group action. The Company is confident that the accounts receivable balance as of June 30, 2001 will provide a good source of working capital for fiscal 2002. These three specific items are all non-cash expenses or charges in nature. Salaries and wages expenses were $ 2,512,801 and $1,684,318 for the years ended June 30, 2001 and 2000, respectively. General and administrative expenses were $ 2,347,140 and $1,871,950 for the years ended June 30, 2001 and 2000, respectively. As a result of the disposal of Supernet AG, the Company has presented this as a discontinued operation. For comparative purposes, the Company has also shown the same presentation for Supernet AG for the year ended June 30, 2000, as required by generally accepted accounting principles. For the year ended June 30, 2001, the Company is showing a loss of $1,717,375 for discontinued operations and a gain on disposal of $226,305. As a result of this disposal, which calls for total payments to the buying party of $120,000, the Company was able to divest itself of more than $600,000 of liabilities.

Net loss was $14,049,942 or $1.25 per share (basic and diluted) for the year ended June 30, 2001 as compared to $3,401,076 or $0.35 per share (basic and diluted) for the year ended June 30, 2000. . This resulted in a loss per share, basic and diluted, from continuing operations of $1.12 for fiscal 2001 as compared with $0.31 for fiscal 2000. The loss per share for discontinued operations was $0.13 for fiscal 2001 as compared with $0.04 for fiscal 2000.

The Company's cash position was $1,056,125 at June 30, 2001. This is presented on the audited financial statements as $306,125 as cash and cash equivalents, and a total $750,000 as certificates of deposit, of which all of the $750,000 is included in other assets.

Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the June 30, 2001 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations. In positive steps, the Company has closed down its loss generating UK entities, disposed of its German subsidiary, and is evaluating cost cutting measures at every entity level. The Company is optimistic that the remaining entities can become profitable in fiscal 2002. For the year ended June 30, 2001, the Company continued to experience a negative cash flow from consolidated operations, and projects that it will need certain additional capital to enable it to continue operations at its current level beyond the near term. The Company believes that certain of this needed capital will result from the successful collection of its accounts receivable balances as projects are completed during the coming fiscal year. The Company believes it can raise additional funds though private placements of its common stock.

Liquidity And Capital Resources

At June 30, 2001 the Company's working capital (current assets less current liabilities) totaled a deficit of $.6 million, a decrease from 3.01 million at March 31, 2001. The Company has taken recent actions to re-focus on its profitable operations and scale back on loss making operations and anticipated capital expenditures. Two of the Company's self sustaining operating subsidiaries, NetSol eR and NetSol USA, are continuing to expand their revenue base both by means of IT outsourcing and software development projects. The majority of the contracts for NetSol eR and NetSol USA are time and materials contracts which provides good liquidity to fund specific working capital requirements for those entities. In generating this revenue growth, the Company anticipates that capital expenditures requirements can be kept at very low levels. The Company continues to estimate that it will be able to reduce its current monthly rate of using working capital beginning in its fiscal 2nd quarter. The Company completed during the year a $2 million round of financing with Deephaven Capital Management ("Deephaven"). In the opinion of management, the Company believes that the impact from certain software sales contracts will have an impact upon its liquidity in the short term; however, management does believe that its anticipated positive cash flows from re-focusing on its profitable operations, a reduction in the Company's projected capital expenditure requirements for the next twelve months, along with the financing options being pursued, cash flows will be sufficient for the foreseeable future to manage the short term liquidity impact from these specific software contracts, finance anticipated working capital requirements and fund limited capital expenditures. The Company believes that certain of its needed capital will result from the successful collection of its accounts receivable balances as projects are completed during the coming fiscal year. The Company also is confident it can raise sufficient additional funds though private placements of its common stock.

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

The Company was ready by January 1, 1999 to deal with any customer or supplier who wished to transact in Euros and all European intercompany transactions since January 1,1999 have been invoiced and settled in Euros in the participating countries. The Company's European operations have either been closed down or disposed of. As a result, the incremental system cost to NetSol of introducing the Euro will not be material.

As of June 30, 2001, the transition to the Euro has not resulted in any material adverse impact on NetSol's financial positions or results of operations. NetSol does not believe or expect the conversion to have a material impact on its overall financial position or results of operations, particularly in light of fact that the European operations are being closed down.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. EITF 00-27 could impact future financial statements should the Company enter into such agreements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

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

PART II - OTHER INFORMATION

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements that constitute Item 7 are included at the end of this report on page F-1.


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

The directors and executive officers of the Company are as follows:

                          Year
                          First
                          Elected
                          As an       Term as      Positions Held
                          Officer or  Officer or   with The
Name              Age     Director    Director     Registrant        Family Relationship
----              ---     ----------  ----------   --------------    -------------------
Salim Ghauri      46      1999        Indefinite   President         Brother to Naeem,
                                                   Director          Shahab and Najeeb
                                                                     Ghauri

Najeeb Ghauri     47      1997        Indefinite   Chief Executive   Brother to Naeem,
                                                   Officer           Shahab and Salim

                                                   (Resigned         Ghauri
                                                   August 2001)
                                                   Director

Naeem Ghauri      44      1999        Indefinite   Chief Operating   Brother to Najeeb,
                                                   Officer; Chief    Shahab and Salim
                                                   Executive         Ghauri
                                                   Officer (From
                                                   August 2001)
                                                   Director
                                                   (Resigned as
                                                   Director August
                                                   2001)

Rick Poole        37      2000        Indefinite   Corporate         None
                                                   Controller and
                                                   Secretary

Syed Husain       46      2000        Indefinite   Chief Financial   None
                                                   Officer

Shahab Ghauri     51      1999        Resigned     Director          Brother to Najeeb,
                                      (August                        Naeem and Salim Ghauri
                                      2001)

Irfan Mustafa     50      1997        Indefinite   Director          None

Waheed Akbar      50      1999        Indefinite   Director          None

Cary Burch        40      1999        Resigned     Director          None
                                      (July
                                      2001)

Nasim Ashraf      51      2000        Indefinite   Director          None

Eugen Beckert     55      2001        Indefinite   Director          None

Business Experience of Officers and Directors

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is also the CEO of Network Solutions (Pvt.) Ltd., a wholly owned subsidiary of the Company located in Lahore, Pakistan. Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before Network Solutions (Pvt.) Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant. Mr. Ghauri was the original founder of Network Solutions, Pvt. Ltd in Pakistan founded in 1996. Built under Mr. Ghauri's leadership Network Solutions (Pvt) Ltd. gradually built a strong team of IT professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001.

NAJEEB U. GHAURI has been the President and a Director of the Company since 1997. He was then elected Chief Executive Office of the Company from December 2000 to August 2001. During his tenure as CEO, Mr. Ghauri was responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company ("ARCO"), a Fortune 500 company, from 1987-1997. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1983.

NAEEM GHAURI has been the Chief Operating Officer since April 2000 and was a Director of the Company since 1999. Mr. Ghauri took over the position of CEO upon Mr. Najeeb Ghauri's resignation in August 2001 and resigned his position from the Board at the same time. Mr. Ghauri was also the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in Milton Keys, England. With the dissolution of NetSol (UK) Ltd., Mr. Ghauri has moved to the United States to oversee the operations of NetSol. Mr. Ghauri was responsible for the launch of NetSol e R, Inc. and built NetSolConnect in Pakistan and spearheaded the acquisition of SuperNet AG, in Germany. Mr. Ghauri is the CEO for NetSol eR, Inc. Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., a subsidiary of Daimler-Chrysler, Germany from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England.

RICK POOLE has been the Corporate Controller of the Company since August 2000, and the Corporate Secretary of the Company since November 2000. Mr. Poole joins NetSol from Stonefield Josephson, Inc. where he was a senior manager in the firm's audit and attest services division. He was responsible for the delivery of audit and consulting services to a variety of clients in the IT, manufacturing and professional services industries. Mr. Poole is responsible for coordinating with the CFO all aspects of the Company's audit and tax filings, implementing and overseeing financial controls, and compliance of all regulatory filings and requirements. Mr. Poole has a B.S. from California State University at Fullerton, and is a licensed Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

SYED HUSAIN has been the Chief Financial Officer of the Company since April 2000. Mr. Husain joins NetSol International from General Electric where he was Consultant Program Director of Global Financial Risk Management. He was responsible for the delivery of financial, operational and risk management services to global investment banks. Prior to joining General Electric, Mr. Husain managed global implementations of the financial, operational and reporting processes as well as corporate, treasury and investment banking systems at Andersen Consulting. Mr. Husain is responsible for all aspects of financial management, controls, investment banking relationships and compliance of all regulatory filings and requirements. Mr. Husain has a B.S. from The University of Karachi, Pakistan and has attended many advanced level business related courses with GE and Anderson Consulting in the USA and Europe.

SHAHAB GHAURI was a Director of the Company since 1999 and resigned his position in August 2001. Mr. Ghauri was the Managing Director of Network Solutions Group, UK Ltd. Mr. Ghauri was one of the key-founding members of Network Solutions, Pvt. Ltd., in which he injected all the initial seed capital. During his tenure as a member of the Board, he advised on strategic decisions for global growth and expansion. Mr. Ghauri drew only 1-pound sterling salary as Managing Director of Network Solutions Group Ltd. Mr. Ghauri received his Bachelor of Arts degree in Economics from the University of Punjab in Pakistan in 1971.

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

WAHEED AKBAR has been a Director of the Company since 1999. Dr. Akbar is an orthopedic surgeon with licenses in New York, Michigan, Florida and California. Dr. Akbar is the Past President of Saginaw County Medical Society, Past President of Medical Staff at St. Mary's Hospital and a present board member of Field Neuroscience Institute. Dr. Akbar has been instrumental in attracting a group of Pakistani-American physicians and businesspersons whom invested in NetSol in exchange of restricted shares in 1999-2000. Dr. Akbar actively pursues various financial opportunities for NetSol. Dr. Akbar is a member of NetSol's Compensation Committee and Audit Committee.

CARY BURCH was a Director of the Company since 1999. After aligning himself with the dissident shareholders group during the failed proxy battle, Mr. Burch resigned in July 2001.

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

EUGEN BECKERT, was appointed to the Board of Directors in August 2001 to fill a vacancy. A native of Germany, Mr. Beckert has been with Mercedes-Benz AG/Daimler Benz AG since 1973, working in technology and systems development. In 1992 he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. In 1996 he was appointed director of Processes and Systems (CIO) for Financial Services Asia/Pacific. His office is now based in Tokyo.

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

Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended June 30, 2001, the Company believes that all reporting requirements under
Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and greater than 10% beneficial owners.

ITEM 10-EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE AND OPTIONS

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the officers of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2001. The following information for the officers includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term
                                                                                         Compensation
                                        Fiscal             Annual Compensation             Awards (2)
                                        Year          ----------------------------      Restricted stock           Underlying
Name and Principal Position             Ended         Salary (1)            Bonus          Awards (3)              Options (4)
---------------------------             -----         ----------           -------      ----------------           -----------
Najeeb U. Ghauri,                       2001           $100,000                 -0-            -0-                  25,000 (8)
Chief Executive Officer (a),            2000            100,000                 -0-            -0-                  20,000 (5)
Director                                1999            100,000                 -0-            -0-                 100,000 (6)
                                                                                                                   150,000 (7)
                                                                                                                   150,000 (7)

Naeem Ghauri, Chief                     2001           $125,000 (b)             -0-            -0-                  25,000 (8)
Operations Officer, Chief               2000            150,000                 -0-            -0-                  20,000 (5)
Executive Officer (b),                  1999            150,000            $30,000 (9)         -0-                 150,000 (7)
Director                                                                                                           150,000 (7)

Salim Ghauri, President,                2001           $100,000                 -0-            -0-                  25,000 (8)
Director                                2000            100,000                 -0-            -0-                  20,000 (5)
                                        1999            100,000                 -0-            -0-                 150,000 (7)

                                                                                                                   150,000 (7)

Syed Husain,                            2001           $100,000                 -0-         5,000 (10)             100,000 (10)
Chief Financial                         2000            100,000                 -0-         5,000 (10)              50,000 (10)
Officer                                 1999                N/A                N/A            N/A                      N/A
                                                                                                                       N/A

Rick Poole, Secretary,                  2001           $100,000                 -0-         5,000 (11)              80,000 (11)
Corporate Controller                    2000                N/A                 -0-           N/A                   50,000 (11)
                                        1999                N/A                N/A            N/A                      -0-
                                                                                                                       N/A

----------

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal 2001, nor any benefits other than those available to all other employees that are required to be disclosed. These amounts are not inclusive of automobile allowances, where applicable.

(2) No officers received or will receive any long-term incentive plan (LTIP) payouts or other payouts during fiscal 2001.

(3) All stock awards are shares of Common Stock of the Company.

(4) All securities underlying options are shares of Common Stock of the Company.

(5) Includes options to purchase 20,000 shares of Common Stock of the Company granted to each Director of the Company for the 1999-2000 term at an exercise price of $5.50, which vested at the end of the 1999-2000 term. Options must be exercised within five years after the September 1999 date of grant.

(6) Includes options to purchase 100,000 shares of Common Stock of the Company granted to Najeeb Ghauri as an officer of the Company in February 2000 with an exercise price of $21.00 per share, exercisable immediately from the date of grant. The options must be exercised within five years from the date of grant.

(7) Includes options to purchase 150,000 shares of Common Stock of the Company granted under the Employment Contract between the Company and Employee at an exercise price of $2.58, vesting in April 2000; and additional options to purchase 150,000 shares of Common Stock of the Company granted under the Employment Contract between the Company and Employee at an exercise price of $3.58, vesting in April 2001.

(8) For fiscal year 2000 --2001, the Directors received options to purchase 25,000 shares of common stock of the Company under the Incentive and Nonstatutory Stock Option Plan. The options vest at the end of the director's term in December 2001, with an exercise price of $5.50. These options were granted in October 2001.

(9) Naeem Ghauri received a signing bonus upon the execution of his employment agreement dated April, 17, 1999.

(10) Includes options to purchase 50,000 shares of Common Stock of the Company granted to Mr. Husain as part of his compensation with an exercise price of $21.00 to vest at the end of one year from May 2000. The options must be exercised within five years from May 2000. In October 2000, 50,000 options were granted to Mr. Husain as part of his compensation with an exercise price of $5.00 per shares. These options vest one year from the date of grant and expire in October 2004. In April 2001, 50,000 options were granted to Mr. Husain as part of his compensation with an exercise price of $2.00 per share. These options vested immediately and they expire in April 2005. Mr. Husain received 5,000 shares of restricted common stock as part of his compensation package in both fiscal 2000 and 2001.

(11) Includes options to purchase 40,000 shares of common stock of the Company granted to Mr. Poole as part of his compensation in August 2000 with an exercise price of $25.00 per share vesting one year from the date of grant. Includes 40,000 options granted to Mr. Poole as part of his compensation in October 2000 with an exercise price of $5.00 per share vesting one year from the date of grant. Includes 50,000 options granted to Mr. Poole as part of his compensation in April 2001, vesting immediately with an exercise price of $2.00 per share. Mr. Poole received 5,000 shares of restricted common stock as part of his compensation package in fiscal year 2001.

        (a) Mr. Najeeb Ghauri resigned his position as the Chief Executive Officer of the Company in August 2001.

        (b) Mr. Naeem Ghauri was appointed as the Chief Executive Officer of the Company in August 2001 and maintains his position as the Chief Operating Officer. Mr. Naeem Ghauri resigned his position as a Director in August 2001. Mr. Naeem Ghauri reduced his salary from $150,000 to $125,000 to assist the finances of the Company.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                                        Percent of
                                          total
                          Number of    options/SARs
                         Securities      granted to         Exercise
                         Underlying      employees             Or
                        Options/SARs     in fiscal         Base price        Expiration
          Name           granted (#)       year              ($/Sh)             Date
          ----           -----------    -----------        -----------      --------------
Najeeb Ghauri, CEO,        25,000         3.0%             $5.50/Share      September 2004
Director

Salim Ghauri,              25,000         3.0%             $5.50/Share      September 2004
President, Director

Naeem Ghauri, COO, CEO,    25,000         3.0%             $5.50/Share      September 2004
Director

Syed Husain, CFO                         12.0%

                           50,000(1)                         5.00/Share       October 2004
                           50,000                            2.00/Share        April 2005

Rick Poole, Secretary      40,000(2)                       $25.00/Share       August 2004
                           40,000(1)       16.0%            $5.00/Share       October 2004
                           50,000                           $2.00/Share        April 2005

        (1)     One year vesting period from the date of grant of October 2000.

        (2) One year vesting period from the date of grant of August 2000; fully vested as of this time.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                               Number of
                                                                              unexercised             Value of
                                       Shares                                 options/SARs          Options/SARs
                                      Acquired              Value             at FY-end (#)          at FY-end (#)
                                         On               realized            exercisable/         exercisable(2)/
        Name                         Exercise (#)            ($)              unexercisable         unexercisable
        ----                         ------------         ----------          -------------        ---------------
Najeeb Ghauri, (a)CEO,                 220,000            $9,987,300            445,000/0/            $587,400/0
Director

Salim Ghauri, President,                   -0-            $      -0-              345,000/0            $445,400/0
Director

Naeem Ghauri (b),                          -0-            $      -0-             345,000/0            $445,400/0
CEO,COO, Director

Syed Husain, CFO                           -0-            $      -0-             150,000/0            $198,000/0

Rick Poole, Secretary                      -0-            $      -0-             130,000/0            $171,600/0

(2)     The closing price of the stock at Fiscal Year End was $1.32.

        (a) Mr. Najeeb Ghauri resigned his position as the Chief Executive Officer of the Company in August 2001.

        (b) Mr. Naeem Ghauri was appointed as the Chief Executive Officer of the Company in August 2001 and maintains his position as the Chief Operating Officer. Mr. Naeem Ghauri resigned his position as a Director in August 2001. Mr. Naeem Ghauri reduced his salary from $150,000 to $125,000 to assist the finances of the Company.

EMPLOYMENT AGREEMENTS

Effective April 17, 1999, the Company entered into an employment agreement with Najeeb Ghauri as Chief Executive Officer, President and Interim Chief Financial Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $100,000. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides for option grants under the Company's employee stock option plan as follows (grant date of May 1999 for all 450,000 options, 33% vesting beginning of each agreement year):

(a) On May 18, 1999, issuance of options to purchase 150,000 shares of common stock of the Company at an exercise price of $1.58 per share;

(b) On May 18, 2000, issuance of options to purchase 150,000 shares of common stock of the Company at an exercise price of $2.58 per share;

(c) On May 18, 2001, issuance of options to purchase 150,000 shares of common stock of the Company at an exercise price of $3.58 per share;

Effective April 17, 1999, the Company entered into an employment agreement with Salim Ghauri as Chief Executive Officer of the Company's Pakistan branch. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $100,000. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides for option grants under the Company's employee stock option plan as follows (grant date of May 1999 for all 450,000 options, 33% vesting beginning of each agreement year):

(a) On May 18, 1999, issuance of options to purchase 150,000 shares of common stock of the Company at an exercise price of $1.58 per share;

(b) On May 18, 2000, issuance of options to purchase 150,000 shares of common stock of the Company at an exercise price of $2.58 per share;

(c) On May 18, 2001, issuance of options to purchase 150,000 shares of common stock of the Company at an exercise price of $3.58 per share;

Effective April 17, 1999, the Company entered into an employment agreement with Naeem Ghauri as Chief Operating Officer, and as Chief Executive Officer of the Company's UK branch. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $150,000, with a signing bonus of $30,000. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides for option grants under the Company's employee stock option plan as follows (grant date of May 1999 for all 450,000 options, 33% vesting beginning of each agreement year):

(a) On May 18, 1999, issuance of options to purchase 150,000 shares of common stock of the Company at an exercise price of $1.58 per share;

(b) On May 18, 2000, issuance of options to purchase 150,000 shares of common stock of the Company at an exercise price of $2.58 per share;

(c) On May 18, 2001, issuance of options to purchase 150,000 shares of common stock of the Company at an exercise price of $3.58 per share;

All of the above agreements provide for certain Company-paid benefits such as employee benefit plans and medical care plans at such times as the Company may adopt them. The agreements also provide for reimbursement of reasonable business-related expenses and for two weeks of paid vacation. The agreements also provide for certain covenants concerning non-competition, non-disclosure, and assignment of intellectual property rights.

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

For the fiscal year 2000-2001, the Directors received options to purchase 25,000 shares of common stock of the Company under the Incentive and Nonstautory Stock Option Plan. The options vest at the end of the director's term in December 2001, with an exercise price of between $5.00 and $5.50. These options were granted in October 2001.

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

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 4, 2001, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

                                                            Percentage
      Name and                       Number of             Beneficially
       Address                      Shares(1)(2)               owned
      --------                      ------------           ------------
Najeeb Ghauri (3)                       760,416                6.16%
Naeem Ghauri (3)                      1,182,182                9.58%
Irfan Mustafa (3)                       245,517                1.99%
Salim Ghauri (3)                      1,397,666               11.32%
Rick Poole (3)                            5,000                    *

Syed Husain (3)                         210,000                1.70%
Shahab Ghauri (3)                     1,379,418 (4)           11.17%
Waheed Akbar (3)                         25,000                    *
Nasim Ashraf (3)                         50,000                    *
Eugen Beckert (3)                        25,000                    *
All officers and directors
as a group (10 persons)               5,280,199               41.92%

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

        (2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock relating to options currently exercisable or exercisable within 60 days of September 30, 2001 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

        (3) Address c/o the Company at 24025 Park Sorrento, Suite 220, Calabasas, CA 91302.

        (4) Shahab Ghauri made a loan to NetSol in the amount of $425,611, which was repaid, in restricted shares of the Company by issuing him 115,420 shares.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company acquired land in fiscal 2000 with an original cost basis of $200,000 from Salim Ghauri, Naeem Ghauri, Shahab Ghauri and Najeeb Ghauri (who are officers and/or stockholders). The purchase price was applied to the exercising of stock options.

Shahab Ghauri made a loan to NetSol for working capital purpose in the amount of $425,611 which was repaid effective March 1, 2001 in the form of restricted Rule 144 Shares by issuing him 115,420 Shares valued at $3.69 per share.

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM

(a)     Exhibits

        3.1 Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997(1)

        3.2     Amendment to Articles of Incorporation dated May 21, 1999 (2)

        3.3 Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000(8)

        10.1    Current Lease Agreement for Calabasas executive offices (6)

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

        10.7    Consulting Contract, dated September 1, 1999 by and between
                Irfan Mustafa and NetSol International, Inc. (3)

        21.1    A list of all subsidiaries of the Company

        23.1    Consent of Stonefield Josephson, Inc.

        23.2    Consent of Saeed Kamran Patel & Co.

        23.3    Consent of Mazars Neville Russel.

----------
(1) Incorporated by reference to the Company's Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997.

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

(4)     Management contract.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed June 21, 2000.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed October 26, 2000.

(7) Previously filed with the Company's Annual Report on Form 10K-SB filed October 13, 2000.

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A filed on February 2, 2001.

(b) Reports on Form 8-K

On August 28, 2001, a Form 8-K was filed announcing at a meeting held on August 18, 2001, Naeem Ghauri and Shahab Ghauri resigned their positions as board members. On August 7, 2001, a Form 8-Kwas filed announcing a letter of resignation was received from Cary Burch dated July 30, 2001. On August 3, 2001, a Form 8-K was filed announcing that on July 31, 2001, the District Court of Nevada removed the Receiver it had appointed on June 20, 2001 once it had learned that the Shareholders Group is no longer interested in taking over the company. On July 16, 2001 a from 8-K was filed announcing that the court had approved the settlement between the management of NetSol and the shareholders Group. On July 9, 2001, a Form 8-K was filed announcing on July 6, 2001, the Nevada District Count had granted a preliminary injunction in favor of the Company. On June 20, 2001 a Form 8-K was filed announcing that the Court had appointed a temporary receiver for the company. On June 12, 2001, a Form 8-K was filed announcing that on June 11, 2001 the management had obtained a Temporary Restraining Order prohibiting the Shareholders Group LLC from taking any actions with respect to the Company at least until the hearing on June 15, 2001. On June 7, 2001, a Form 8-K/A was filed attaching the audited financials of NetSol UK Ltd. and Network Solutions Group Ltd. In addition, on January 23, 2001, a Form 8-K was filed announcing the sale of common stock of the Company for an aggregate purchase price of $2,000,000 to Deephaven Private Placement Trading Ltd. On October 25, 2000, a Form 8-K was filed announcing the Company headquarters had moved to Calabasas California. On July 25, 2000, a Form 8-K was filed announcing the Company had recovered 16(b) violations from Blue Water Group in the amount of $1,427,145. On June 21, 2000, a Form 8-K was filed announcing the SuperNet AG acquisition and providing the financial statements of SuperNet AG as of December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NetSol International, Inc.

Date:     October 15, 2001                  BY: /S/ NAEEM GHAURI
        --------------------                    --------------------------------
                                                Naeem Ghauri
                                                CEO

Date:     October 15, 2001                  BY: /S/ Syed Husain
        --------------------                    --------------------------------
                                                Syed Husain
                                                Chief Financial Officer

In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     October 15, 2001                  BY: /S/ NAJEEB U. GHAURI
        --------------------                    --------------------------------
                                                Najeeb U. Ghauri
                                                Director

Date:     October 15, 2001                  BY: /S/ SALIM GHAURI
        --------------------                    --------------------------------
                                                Salim Ghauri
                                                President,
                                                Director

Date:     October 15, 2001                  BY: /S/ NAEEM GHAURI
        --------------------                    --------------------------------
                                                Naeem Ghauri
                                                Chief Operating Officer,
                                                Chief Executive Officer

Date:     October 15, 2001                  BY: /S/ SYED HUSAIN
        --------------------                    --------------------------------
                                                Syed Husain
                                                Chief Financial Officer

Date:     October 15, 2001                  BY: /S/ Rick Poole
        --------------------                    --------------------------------
                                                Rick Poole
                                                Corporate Controller, Secretary

Date:     October 15, 2001                  BY: /S/ EUGEN BECKERT
        --------------------                    --------------------------------
                                                Eugen Beckert
                                                Director

Date:     October 15, 2001                  BY: /S/ IRFAN MUSTAFA
        --------------------                    --------------------------------
                                                Irfan Mustafa
                                                Director

Date:     October 15, 2001                  BY: /S/ WAHEED AKBAR
        --------------------                    --------------------------------
                                                Waheed Akbar
                                                Director

Date:     October 15, 2001                  BY: /S/ NASIM ASHRAF
        --------------------                    --------------------------------
                                                Nasim Ashraf
                                                Director

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY MIRAGE HOLDINGS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000



                                    CONTENTS

                                                                Page
                                                                ----

INDEPENDENT AUDITORS' REPORT                                        F-2

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                        F-3
  Consolidated Statements of Operations                             F-4
  Consolidated Statement of Stockholders' Equity              F-5 - F-6
  Consolidated Statements of Cash Flows                       F-7 - F-8
  Notes to Consolidated Financial Statements                 F-9 - F-28

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Netsol International, Inc. and subsidiaries
Calabasas, California


We have audited the accompanying consolidated balance sheet of Netsol International, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Network Solutions (PVT) Limited, Netsol
(PVT) Limited and Netsol Connect (PVT) Limited, whose statements reflect combined total assets of approximately $4,750,000 as of June 30, 2001 and combined total net revenues of $2,925,000 for the year then ended; and we did not audit the financial statements of Network Solutions (PVT), Limited, Netsol Connect (PVT), Limited, Netsol UK, Limited, Network Solutions Group and Subsidiaries whose statements reflect combined total net revenues of $3,325,000 for the year ended June 30, 2000. Those statements were audited by other auditors whose report have been furnished to us, and our opinion, insofar as it relates to the amounts included for Network Solutions (PVT) Limited, Netsol
(PVT) Limited, Netsol Connect (PVT) Limited for the years ended June 30, 2001 and 2000, Netsol UK, Limited and Network Solutions Group and Subsidiaries for the year ended June 30, 2000, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netsol International, Inc. and subsidiaries as of June 30, 2001, and the results of its consolidated operations and its cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and has a net working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
October 5, 2001

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET - JUNE 30, 2001


                                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $    306,125
  Accounts receivable, net of allowance for doubtful
    amounts of $426,093                                                    2,172,663
  Revenues in excess of billings                                             110,882
  Other current assets                                                       179,946
                                                                        ------------

          Total current assets                                                          $  2,769,616

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                                                3,035,438

OTHER ASSETS                                                                                 841,021

INTANGIBLES:
  Product licenses, renewals, enhancements,
    copyrights, trademarks and tradenames, net                             3,400,625
  Customer lists, net                                                      1,508,987
  Goodwill, net                                                            1,950,000
                                                                        ------------

          Total intangibles                                                                6,859,612
                                                                                        ------------
                                                                                        $ 13,505,687
                                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                 $  3,047,609
  Current maturities of obligations under capitalized leases                 208,586
  Billings in excess of revenues                                              30,868
  Loan payable, bank                                                          77,640
                                                                        ------------

          Total current liabilities                                                     $  3,364,703

OBLIGATIONS UNDER CAPITALIZED LEASES,
  less current maturities                                                                    248,582

CONTINGENCIES -- NOTE 12                                                                          --

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares
    authorized, 11,717,191 shares issued and outstanding                      11,717
  Additional paid-in capital                                              30,043,461
  Stock subscriptions receivable                                             (43,650)
  Other comprehensive income                                                 149,759
  Accumulated deficit                                                    (20,268,885)
                                                                        ------------

          Total stockholders' equity                                                       9,892,402
                                                                                        ------------
                                                                                        $ 13,505,687
                                                                                        ============


See accompanying notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year ended           Year ended
                                                                June 30, 2001        June 30, 2000*
                                                                -------------        -------------
NET REVENUES                                                     $  6,726,836         $  6,675,150

COST OF REVENUES                                                    4,129,973            2,893,395
                                                                 ------------         ------------

GROSS PROFIT                                                        2,596,863            3,781,755
                                                                 ------------         ------------

OPERATING EXPENSES:
  Selling and marketing                                               350,583               61,967
  Depreciation and amortization                                     1,509,624            1,408,873
  Foreign currency remeasurement                                    1,297,773                   --
  Bad debt expense                                                  1,569,541                   --
  Salaries and wages                                                2,512,801            1,684,318
  Loss on impairment of intangibles                                 6,128,755                   --
  Professional services, including
    non-cash compensation                                           2,333,425            1,926,188
  General and administrative                                        2,374,140            1,871,950
                                                                 ------------         ------------

          Total operating expenses                                 18,076,642            6,953,296
                                                                 ------------         ------------

LOSS FROM OPERATIONS                                              (15,479,779)          (3,171,541)

OTHER (INCOME)/EXPENSE                                                (70,907)              43,507
INCOME TAX BENEFIT - DEFERRED                                      (2,850,000)            (250,000)
                                                                 ------------         ------------

LOSS FROM CONTINUING OPERATIONS                                   (12,558,872)          (2,965,048)
                                                                 ------------         ------------

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS:
  Income/(loss) from operations
                                                                   (1,717,375)            (436,028)
  Gain/(loss) on disposal of segment, net of income taxes             226,305                   --
                                                                 ------------         ------------
                                                                   (1,491,070)            (436,028)
                                                                 ------------         ------------

NET LOSS                                                         $(14,049,942)        $ (3,401,076)
                                                                 ============         ============

NET LOSS PER SHARE -- BASIC AND DILUTED:
  Continuing operations                                          $      (1.12)        $      (0.31)
  Discontinued operations                                        $      (0.13)        $      (0.04)
                                                                 ------------         ------------
  Net loss                                                       $      (1.25)        $      (0.35)
                                                                 ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  basic and diluted                                                11,226,544            9,666,115
                                                                 ============         ============


 * Restated for discontinued operation (See Note 1).

See accompanying notes to consolidated financial statements

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 2001 AND 2000


                                         Common stock        Additional       Stock         Other                        Total
                                         ------------          paid-in    subscriptions comprehensive   Accumulated  stockholders'
                                     Shares      Amount        capital     receivable      income         deficit       equity
                                   ---------    --------  -------------   ------------- -------------   -----------  -------------
Balance at July 1, 1999            8,027,665    $  8,028  $  14,031,660    $       --     $       --    $(2,817,867)  $ 11,221,821

Common stock sold through
  private placement                  633,366         633      1,578,028       (25,000)                                   1,553,661

Conversion of debt and
  offering costs                      47,693          48        249,952                                                    250,000

Issuance of common stock in
  exchange for services rendered     252,500         252      1,017,323                                                  1,017,575

Exercise of common stock options     620,000         620        867,730       (43,650)                                     824,700

Exercise of warrants to convert
  to common stock                    905,900         906      5,434,494                                                  5,435,400

Issuance of common stock relating
  to acquisition of subsidiaries     405,000         405      1,453,293                                                  1,453,698

Short swing profit contribution
  (Note 12)                                                   1,427,145                                                  1,427,145

Foreign currency translation
  adjustments                                                                                 22,847                        22,847

Net loss for the year
  ended June 30, 2000                                                                                   (3,401,076)     (3,401,076)
                                  ----------    --------  -------------    ----------    -----------   -----------   -------------

Balance at June 30, 2000          10,892,124      10,892     26,059,625       (68,650)        22,847    (6,218,943)     19,805,771

                                   (Continued)

See accompanying notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000

                                         Common stock        Additional       Stock         Other                         Total
                                 ------------------------      paid-in    subscriptions comprehensive   Accumulated   stockholders'
                                    Shares        Amount       capital     receivable      income         deficit        equity
                                 ------------    --------    -----------  ------------- -------------   -----------   -------------
Common stock sold through
   private placement                  526,536         527      2,804,520                                                  2,805,047

Exercise of warrants to
  convert to common stock              26,600          27        163,353                                                    163,380

Collection of receivable                                                        25,000                                       25,000

Conversion of debt to equity           16,494          16        105,513                                                    105,529

Conversion of debt to equity --
  related party                       115,420         115        425,496                                                    425,611

Exercise of common stock options       87,000          87        122,913                                                    123,000

Issuance of common stock in
  exchange for services rendered       53,017          53        114,541                                                    114,594

Common stock options granted
  for services                                                   247,500                                                    247,500

Foreign currency translation
  adjustment                                                                                  126,912                       126,912

Net loss for the year
  ended June 30, 2001                                                                                   (14,049,942)    (14,049,942)
                                 ------------    --------  -------------    ----------    -----------  ------------    ------------

Balance at June 30, 2001           11,717,191    $ 11,717  $  30,043,461    $  (43,650)   $   149,759  $(20,268,885)   $  9,892,402
                                 ============    ========  =============    ==========    ===========  ============    ============


See accompanying notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       Year ended         Year ended
                                                                      June 30, 2001     June 30, 2000*
                                                                      -------------     --------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss from continuing operations                                 $(12,558,872)       $(2,965,048)
                                                                      ------------        -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES:
      Depreciation and amortization                                      1,509,624          1,408,873
      Income tax benefit - deferred                                     (2,850,000)          (250,000)
      Non-cash compensation expense                                        417,623          1,017,575
      Bad debts                                                          1,569,541                 --
      Impairment loss                                                    6,128,755                 --

CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                 (978,414)        (1,781,132)
      Other current assets                                                 837,430           (339,504)
      Other assets                                                          (8,018)          (666,076)

    INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                                377,991           (334,721)
                                                                      ------------        -----------

          Total adjustments                                              7,004,532           (944,985)
                                                                      ------------        -----------

          Net cash used for operating activities                        (5,554,340)        (3,910,033)
                                                                      ------------        -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (586,150)        (1,548,176)
  Proceeds from (purchase of) investments - certificates of deposit      1,000,000         (1,750,000)
  Acquisition of subsidiaries                                             (105,000)          (119,524)
                                                                      ------------        -----------

          Net cash used for investing activities                           308,850         (3,417,700)
                                                                      ------------        -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Issuance of common stock and warrants, net                             2,968,427          6,989,061
  Short swing profit contribution                                               --          1,427,145
  Exercise of stock options                                                 73,000            668,350
  Proceeds from (advances to) stockholders and directors, net              428,251            (27,540)
  Proceeds from (payments on) convertible notes                                 --            350,000
  Contribution of capital                                                       --          1,391,667
  Principal payments on capital lease obligations                         (280,996)           (70,812)
  Stock subscription receivable                                             25,000            (68,650)
                                                                      ------------        -----------

          Net cash provided by financing activities                      3,213,682         10,659,221
                                                                      ------------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS    (2,031,808)         3,331,488
CASH USED FOR DISCONTINUED OPERATIONS                                     (643,113)          (436,028)
                                                                      ------------        -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,674,921)         2,895,460
CASH AND CASH EQUIVALENTS, beginning of year, restated                   2,981,046             85,586
                                                                      ------------        -----------

CASH AND CASH EQUIVALENTS, end of year                                $    306,125        $ 2,981,046
                                                                      ============        ===========

* Restated for discontinued operation (see Note 1).

                                   (Continued)

See accompanying notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                       Year ended         Year ended
                                                                      June 30, 2001     June 30, 2000*
                                                                      -------------     --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                       $    107,743       $     59,644
                                                                      ============       ============
  Income taxes paid                                                   $      4,000       $      3,200
                                                                      ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of common stock shares per stock purchase agreements       $         --       $  1,453,698
                                                                      ============       ============
  Deferred tax liability arising from business combinations           $         --       $  3,100,000
                                                                      ============       ============
  Granting of common stock options in exchange for
    services received (including exercise of options for services)    $    297,500       $         --
                                                                      ============       ============
  Issuance of common shares for services received                     $    114,594       $  1,017,575
                                                                      ============       ============
  Conversion of debt to equity and related cost                       $    531,140       $    250,000
                                                                      ============       ============
  Purchase of land from officer-stockholders                          $         --       $    200,000
                                                                      ============       ============


*   Restated for discontinued operation (see Note 1).


See accompanying notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000



(1)     GENERAL:

        Netsol International, Inc. and subsidiaries (the "Company"), formerly known as Mirage Holdings, Inc., was incorporated under the laws of the State of Nevada on March 18, 1997. During November of 1998, Mirage Collections, Inc., a wholly owned and non-operating subsidiary, was dissolved.

        During April 1999, February 2000 and March 2000, the Company formed Netsol USA, Inc., Netsol eR, Inc. and Netsol (PVT), Limited, respectively, as wholly owned subsidiaries.

        BUSINESS COMBINATIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD:

                Network Solutions PVT, Limited and Netsol UK, Limited

                On September 15, 1998 and April 17, 1999, the Company purchased from related parties, 51% and 49%, respectively, of the outstanding common stock of Network Solutions PVT, Limited, a Pakistani Company, and 43% and 57% of the outstanding common stock of Netsol UK, Limited, a United Kingdom Company, for the issuance of 4,690,000 restricted common shares of the Company and cash payments of $775,000, for an aggregate purchase price of approximately $12.9 million. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which approximated $300,000. Included in the accompanying consolidated financial statements are other assets acquired at fair market value consisting of product licenses, product renewals, product enhancements, copyrights, trademarks, tradenames and customer lists. At the date of acquisition, the management of the Company allocated approximately $6.3 million to these assets, based on independent valuation reports prepared for the Company. The excess of the purchase prices over the estimated fair values of the net assets acquired, was recorded as goodwill, and was being amortized by use of the straight-line method from the date of each purchase. Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. During June 2001, the management decided to close its operations in the United Kingdom, and accordingly, the Company recognized a loss from impairment of various intangible assets related to Netsol UK, Limited, as recoverability of these assets (measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset) seemed highly unlikely.

                Mindsources, Inc.

                On August 13, 1999, the Company through its wholly owned subsidiary, Netsol USA, Inc. acquired 100% of the outstanding capital stock of Mindsources, Inc., a Virginia and US based Company, through the issuance of 250,000 shares of Rule 144 restricted common shares of the Company for an aggregate purchase price of approximately $1,260,000. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management on the date of acquisition, which approximated $900,000. The management of the Company allocated the entire purchase price to customer lists acquired, and is being amortized by use of the straight-line method from the date of acquisition. The excess of the purchase prices over the estimated fair values of the net assets acquired, approximately $360,000, was recorded as goodwill and is being amortized by use of the straight-line method from the date of purchase. Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(1)     GENERAL, CONTINUED:

        BUSINESS COMBINATIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD,
        CONTINUED:

                Network Solutions Group Limited and Subsidiaries

                On August 18, 1999, the Company acquired 100% of the outstanding capital stock of Network Solutions Group Limited and Subsidiaries, a United Kingdom Company, through the issuance of 155,000 shares of Rule 144 restricted common shares of the Company for an aggregate purchase price of approximately $940,000. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which approximated a deficit of $700,000. The management of the Company allocated approximately $600,000 to customer lists, which are being amortized by use of the straight-line method from the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired, approximately $1,040,000, was recorded as goodwill, and was being amortized by use of the straight-line method over the estimated useful life from the date of acquisition. Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. During June 2001, the management decided to close its operations in the United Kingdom, and accordingly, the Company recognized a loss from impairment of various intangible assets related to these entities, as recoverability of these assets (measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset) seemed highly unlikely.

                Intereve Corporation

                During March 2001, the Company acquired 100% of the outstanding capital stock of Intereve Corporation for an aggregate purchase price of $245,000. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which equaled to zero. The management of the Company allocated the entire purchase price of $245,000 to customer lists. During June 2001, the management ceased operations of this entity and consequently, the Company recognized an impairment loss of $245,000 to customer list, as recoverability of these assets (measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset) seemed highly unlikely.

                Pro forma results of operations and net loss per share information for business combinations occurring during the year ended June 30, 2001 have not being presented as it was immaterial to the financial statements taken as a whole.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000


(1)     GENERAL, CONTINUED:

        BUSINESS COMBINATIONS ACCOUNTED FOR UNDER THE POOLING OF INTEREST
        METHOD:

                Abraxas Australia Pty, Limited

                On January 3, 2000, the Company issued 150,000 of Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of Abraxas Australia Pty, Limited, an Australian Company. This business combination was accounted for using the pooling of interest method of accounting under APB Opinion No. 16., and accordingly, the accompanying financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. Selected financial information of the combining entities under the pooling of interest method of Business Combination is presented in Note 12.

                SuperNet Aktiengesellschaft

                On May 2, 2000, the Company issued 425,600 of Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of SuperNet Aktiengesellschaft, a German Company. This business combination was accounted for using the pooling of interest method of accounting under APB Opinion No. 16, and accordingly, the accompanying financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. Selected financial information of the combining entities under the pooling of interest method of Business Combination is presented in Note 12.

                On May 1, 2001, management of the Company committed to a formal plan to dispose of Supernet AG, a division or segment of the Company, through a sale of all the issued and outstanding shares of Supernet AG. The closing date was on May 21, 2001. The Company is following the guidance of APB No. 30 in the accounting for and disclosure of this disposal. The losses from operations of this discontinued division and the loss on the disposal of the division is presented on the face on the Statement of Operations for all periods presented. There are no applicable corresponding income tax effects, which applied to this disposal. Revenues applicable to this discontinued division were $839,308 through the date of disposal on May 1, 2001 and $309,389 for the year ended June 30, 2000. Included in accounts payable and accrued expenses is approximately $160,000 that the Company is obligated to pay under the terms of the sale agreement.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        PRINCIPLES OF CONSOLIDATION:

                The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Network Solutions (PVT), Limited, Netsol (PVT), Limited, Netsol Connect (PVT), Limited, Netsol UK, Limited, Network Solutions Group Limited and Subsidiaries, Netsol-Abraxas Australia Pty Limited, Netsol eR, Inc., Intereve Corporation, Supernet AG and Netsol USA, Inc. All material intercompany accounts have been eliminated in consolidation.

        BUSINESS ACTIVITY:

                The Company designs, develops, markets, and exports proprietary software products to customers in the automobile finance and leasing industry worldwide. The Company also provides consulting services in exchange for fees from customers.

        USE OF ESTIMATES:

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. This change in estimate increased the depreciation and amortization expense by approximately $400,000 during the three months ended June 30, 2001. Due to impairment losses recognized to intangibles, the remaining net intangible balance of approximately $6,860,000 (including goodwill of $1,950,000) will be amortized over the remaining life of 57 months. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles".

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

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


        FAIR VALUE:

                Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

        GOING CONCERN:

                The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern.

                Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include closing down its loss generating UK entities, disposal of its German subsidiary, and is evaluating cost cutting measures at every entity level. Additionally, management's plans also include the sale of additional equity securities and debt financing from related parties and outside third parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

        STATEMENT OF CASH FLOWS:

                In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


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

                In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The application of this Staff Accounting Bulletin to the Company's financial statements did not have any material change in the amount of revenues we ultimately expect to realize.

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

        OTHER COMPREHENSIVE INCOME:

                SFAS 130 requires unrealized gains and losses on the Company's available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. During the year ended June 30, 2001, comprehensive income (loss) included net loss and translation gains of $126,912. Other comprehensive income, as presented on the accompanying balance sheet, amounted to $149,759 as of June 30, 2001.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



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

        NET LOSS PER SHARE:

                Net loss per share has been computed using the weighted average number of shares outstanding. Common stock equivalents have been excluded from the net loss per share calculation because their effect would reduce loss per share.

        FOREIGN CURRENCY:

                The accounts of Network Solutions Group Limited and Subsidiaries and Netsol UK, Limited use the British Pounds, Network Solutions PK, Limited, Netsol (PVT), Limited, and Netsol Connect PVT, Limited use Pakistan Rupees, Netsol Abraxas Australia Pty, Limited uses the Australian dollar, Supernet AG uses the German Mark, Netsol International, Inc., Netsol USA, Inc., Intereve Corporation and Netsol eR, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation gains of $126,912 during 2001 and $22,847 during 2000 are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet. A foreign currency loss in the amount of $1,297,773 has been recorded in the consolidated statement of operations for the year ended June 30, 2001. This loss is due to the re-measurement of intercompany loan balances between the Company and its foreign subsidiaries. These re-measured loan balances (during the fourth quarter of 2001) have been converted into permanent equity as of June 30, 2001.

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

                In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 became effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have any material impact on the Company's financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



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

                As of June 30, 2001, the Company had net federal and state operating loss carryforwards expiring in various years through 2021. During the year ended June 30, 2001, the valuation allowance decreased by $1,950,000, primarily due to the Company's ability to offset the net operating loss carryforward against taxable income arising from amortization of non-deductible bases differences from purchased business combinations. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when in the opinion of management, utilization is not reasonably assured.

                A summary is as follows:

                                                          Federal          State          Total
                                                      --------------   ------------    ------------
            Net operating loss carryforward           $   10,500,000   $  5,325,000
            Effective tax rate                                    32%             8%
                                                      --------------   ------------

            Deferred tax asset                             3,360,000        426,000       3,786,000
            Valuation allowance                           (1,800,000)       (36,000)     (1,836,000)
                                                      --------------   ------------    ------------

            Net deferred tax asset                         1,560,000        390,000       1,950,000
                                                      --------------   ------------    ------------

            Deferred tax liability arising from
              non-taxable business combinations            1,560,000        390,000       1,950,000
                                                      --------------   ------------    ------------

            Net deferred tax liability                $           --   $         --    $         --
                                                      ==============   ============    ============


        DERIVATIVE INSTRUMENTS:

                In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. After adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has complied with the requirements of SFAS 133 in fiscal year 2001, the effect of which was not material to the Company's financial position or results of operations as the Company does not participates in such activities.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



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

                For goodwill not identifiable with an impaired asset, the Company will establish benchmarks at the lowest level (entity level) as its method of assessing impairment. In measuring impairment, unidentifiable goodwill will be considered impaired if the fair value at the lowest level is less than its carrying amount. The fair value of unidentifiable goodwill will be determined by subtracting the fair value of the recognized net assets at the lowest level (excluding goodwill) from the value at the lowest level. The amount of the impairment loss should be equal to the difference between the carrying amount of goodwill and the fair value of goodwill. In the event that an impairment is recognized, appropriate disclosures would be made.

                During the fourth quarter of the year ended June 30, 2001, an impairment loss of $6,128,755 was recognized. During the year ended June 30, 2000, this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

        NEW ACCOUNTING PRONOUNCEMENTS:

                In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

                In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.


(3)     MAJOR CUSTOMERS:

        Included in accounts receivable as of June 30, 2001 is approximately $550,000 due from two customers. During the year ended June 30, 2001, two customers accounted for approximately 35% of net revenues, and during the year ended June 30, 2000, one customer accounted for approximately 16% of net revenues.


(4)     OTHER CURRENT ASSETS:

        A summary is as follows:

           Prepaid expenses                                                $   101,677
           Due from officer-stockholders (interest free and
             due on demand)                                                     63,733
           Employee advances                                                    14,536
                                                                           -----------
                                                                           $   179,946
                                                                           ===========

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(5)     PROPERTY AND EQUIPMENT:

        A summary is as follows:

           Computer equipment                                             $ 1,532,786
           Office furniture and equipment                                     515,927
           Assets under capital leases                                        762,871
           Construction in progress                                           452,692
           Land                                                               200,001
           Capitalized website costs                                          167,305
           Automobiles                                                        120,802
           Building improvements                                              147,200
                                                                          -----------

                                                                            3,899,584
           Less accumulated depreciation and amortization                     864,146
                                                                          -----------

                                                                          $ 3,035,438
                                                                          ===========

        Depreciation and amortization expense related to property and equipment amounted to $471,327 ($172,617 included in "Loss from discontinued operations" on the accompanying consolidated statements of operations) and $346,561 for the years ended June 30, 2001 and 2000, respectively. Accumulated depreciation and amortization for assets under capital leases amounted to $195,130 at June 30, 2001.


(6)     OTHER ASSETS:

        Lease Agreement

        Effective October 1, 2000, the Company entered into a rental lease agreement to occupy office space. Pursuant to this agreement, the Company will pay rent of approximately $12,500 per month through July 31, 2007 (See Note 14). The Company was required to secure an Irrevocable Stand-By Letter of Credit for the benefit of the Landlord in the amount of $250,000. In the event the Company fails to renew the Letter of Credit as set forth in the Letter of Credit Agreement, the Landlord shall be entitled to draw on the Letter of Credit in full. The renewal of each annual Letter of Credit will be reduced by $35,714 per annum. During August 2001, this Letter of Credit was reduced to approximately $214,000.

        Letter of Credit

        During September 2000, the Company opened a certificate of deposit with Merrill Lynch Bank USA in the amount of $500,000, as security for an Irrevocable Standby Letter of Credit for the benefit of one of its customers. This letter of credit expires by December 31, 2003.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(7)     PRODUCT LICENSES, RENEWALS, ENHANCEMENTS, COPYRIGHTS, TRADEMARKS AND
        TRADENAMES:

        A summary is as follows:

          Product licenses, renewals, enhancements,
          copyrights, trademarks and tradenames                      $ 4,332,180
          Less accumulated amortization                                  931,555
                                                                     -----------

                                                                     $ 3,400,625
                                                                     ===========

        Amortization expense related to product licenses, renewals, enhancements, copyrights, trademarks and tradenames amounted to $476,444 and $341,333 for the years ended June 30, 2001 and 2000, respectively. In addition, the Company recognized an impairment loss of $787,820 during the fourth quarter of 2001, as recoverability of these assets (measured by a comparison of the carrying amount to future net cash flows expected to be generated by the asset) seemed highly unlikely.


(8)     CUSTOMER LISTS:

        A summary is as follows:

           Customer lists                                            $ 1,947,704
           Less accumulated amortization                                 438,717
                                                                     -----------

                                                                     $ 1,508,987
                                                                     ===========

        Amortization expense related to customer lists amounted to $231,412 and $180,638 for the years ended June 30, 2001 and 2000, respectively. In addition, the Company recognized an impairment loss of $761,873 during the fourth quarter of 2001, as recoverability of these assets (measured by a comparison of the carrying amount to future net cash flows expected to be generated by the asset) seemed highly unlikely.


(9)     GOODWILL:

        A summary is as follows:

           Goodwill                                                  $ 2,995,577
           Less accumulated amortization                               1,045,577
                                                                     -----------

                                                                     $ 1,950,000
                                                                     ===========

        Amortization expense related to goodwill amounted to $503,058 and $540,341 for the years ended June 30, 2001 and 2000, respectively. In addition, the Company recognized an impairment loss of $4,579,062 during the fourth quarter of 2001, as recoverability of goodwill identifiable to other intangible assets (measured by a comparison of the carrying amount to future net cash flows expected to be generated by the asset) seemed highly unlikely.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(10)    STOCKHOLDERS' EQUITY:

        INITIAL PUBLIC OFFERING:

        On September 15, 1998, the Company completed the sale of its minimum offering of shares in its initial public offering which generated gross proceeds of $1,385,647 from the sale of 251,000 shares of common stock and 929,825 warrants, each warrant to purchase one share of the Company's common stock at an exercise price of $6.50 for a term of five years. During the years ended June 30, 2001 and 2000, 26,600 and 905,900 warrants were exercised for gross proceeds of $163,380 and $5,435,400, respectively. The total number of warrants outstanding at June 30, 2001 is 259,453, with exercise prices ranging from approximately $4.50 to $7.00 per warrant.

        BUSINESS COMBINATIONS:

        Network Solutions PVT, Limited and Netsol UK, Limited

        On September 15, 1998, the Company purchased 51% of the outstanding common stock of Network Solutions PVT, Limited, a Pakistani Company, and 43% of the outstanding common stock of Netsol UK, Limited, a United Kingdom Company, in exchange for cash payment of $775,000 and issuance of 490,000 restricted common shares of Netsol International, Inc.
        On April 17, 1999, the Company acquired an additional 49% of the outstanding common stock of Network Solutions PVT, Limited, and 57% of the outstanding common stock of Netsol UK, Limited through the issuance of 4,200,000 restricted common shares of Netsol International, Inc.

        Mindsources, Inc.

        On August 13, 1999, the Company through its wholly owned subsidiary, Netsol USA, Inc. acquired 100% of the outstanding capital stock of Mindsources, Inc., a Virginia and US based Company, through the issuance of 250,000 shares of Rule 144 restricted common shares of the Company.

        Network Solutions Limited

        On August 18, 1999, the Company acquired 100% of the outstanding capital stock of Network Solutions Group Limited and Subsidiaries, a United Kingdom Company, through the issuance of 155,000 shares of Rule 144 restricted common shares of the Company.

        Abraxas Australia Pty, Limited

        On January 3, 2000, the Company issued 150,000 of Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of Abraxas Australia Pty, Limited, an Australian Company. Shares issued under this business combination have been presented as a restatement to the earliest period presented in the accompanying Statement of Stockholders' Equity.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(10)    STOCKHOLDERS' EQUITY:

        BUSINESS COMBINATIONS, CONTINUED:

        SuperNet Aktiengesellschaft

        On May 2, 2000, the Company issued of 425,600 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of SuperNet Aktiengesellschaft ("SuperNet AG"), a German Company. Shares issued under this business combination have been presented as a restatement to the earliest period presented in the accompanying Statement of Stockholders' Equity. During May 2001, management determined that the products, services and customers of Supernet AG were dissimilar to the Company's customer profiles, products and services and hence, disposed of Supernet AG. This transaction has been accounted for as a discontinued operation.

        Private Placements

        During the year ended June 30, 2000, the Company sold 633,366 restricted Rule 144 common shares through private placement offerings for gross proceeds of $1,553,661, which is net of stock subscriptions receivable of $25,000. This receivable was collected in 2001. The private placements were exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 under Regulation D.

        During the quarter ended September 30, 2000, the Company sold 63,666 shares of its restricted Rule 144 common stock for gross proceeds of $955,000 through a private placement offering pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

        During January and February 2001, the Company entered into an equity financing agreement with Deephaven Capital Management ("Deephaven"). Pursuant to this agreement, the Company sold an aggregate of 462,870 restricted common shares for proceeds of $1,850,047, net of offering costs of $150,000. In addition, the Company issued warrants to purchase an aggregate of up to 54,945 shares of common stock at an exercise price of $6.83 per share in January 2001 and warrants to purchase an aggregate of up to 83,916 shares of common stock at an exercise price of $4.47 per share in February 2001, respectively. All warrants are exercisable for a period of five years from the date of issuance and have adjustment provisions for dilution events in connection with issuances of our common stock and other equivalents below the applicable warrant exercise price and for stock splits, stock dividends and similar transactions. In the event of default, the Company may become potentially liable up to $400,000 with respect to some of its obligations under the registration rights agreement with Deephaven.


        Services

        During the years ended June 30, 2001 and 2000, the Company issued 53,017 and 252,500 restricted Rule 144 common shares in exchange for services rendered, respectively. The Company recorded compensation expense of $114,594 and $1,017,575 for the years ended June 30, 2001 and 2000, respectively. Compensation expense was calculated based upon the fair market value of the freely trading shares as quoted on OTCBB through December 1999 and effective January 2000, on NASDAQ over the service period less an average discount of 30% for the restriction feature or the fair value of services received, whichever was more clearly determinable.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(10)    STOCKHOLDERS' EQUITY:

        BUSINESS COMBINATIONS, CONTINUED:

        Conversion of Debt

        During November 1999, the Company issued 8% notes payable with non-detachable warrants, which were convertible to restricted Rule 144 common shares at $6.50 per share. The Company raised a total of $350,000 of which, $250,000 was converted into 38,462 shares. In connection with this offering, the Company issued 57,000 non-detachable warrants with an exercise price of $6.50 per share. The Company also issued 9,231 shares of Rule 144 restricted common shares and 9,600 warrants with an exercise price of $6.50 per share. Offering cost of $60,000 has been recognized related to this offering during 2000. During the year ended June 30, 2001, the outstanding balance of $105,529 (including accrued interest of $5,529) was converted into 16,494 restricted Rule 144 common shares.

        A principal stockholder of the Company advanced funds for working capital during the quarter ended September 30, 2000. Effective March 1, 2001, the unpaid outstanding loan balance of $425,611 was converted (at fair value of the underlying common stock on the date of conversion) into 115,420 restricted shares of the Company's common stock.

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


(11)    INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN:

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

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(11)    INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN, CONTINUED:

        The 1997 Plan, Continued

        The number and weighted average exercise prices of options granted under the 1997 Plan for the years ended June 30, 2001 and 2000 are as follows:

                                                                 2001                  2000
                                                           -----------------    ------------------
                                                                    Average               Average
                                                                    Exercise              Exercise
                                                           Number    Price      Number     Price
                                                           -------  --------    -------   --------
            Outstanding at the beginning of the year       85,000    $ 1.10     230,000   $  0.77
            Outstanding at the end of the year             45,000    $ 1.44      85,000   $  1.10
            Granted during the year                            --    $   --          --   $     -
            Exercised during the year                      40,000    $ 0.73     145,000   $  0.57
            Exercisable at the end of the year             45,000    $ 1.44      85,000   $  1.10
            Canceled/forfeited during the year                 --    $   --          --   $    --
            Weighted average remaining life (years)           2.5                   3.5

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

        During the year ended June 30, 2001, 40,000 options were exercised by related parties into 40,000 shares of common stock for total consideration of $29,000.

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

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(11)    INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN, CONTINUED:

        The 1999 Plan, Continued

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

        The number and weighted average exercise prices of options granted under the 1999 Plan for the year ended June 30, 2001 and 2000 are as follows:

                                                                 2001                  2000
                                                        --------------------  --------------------
                                                                    Average               Average
                                                                    Exercise              Exercise
                                                         Number      Price     Number      Price
                                                        ---------   --------  ---------   --------
            Outstanding at the beginning of the year    1,982,250    $ 6.77   1,350,000   $  1.58
            Outstanding at the end of the year          2,992,250    $ 5.31   1,982,250   $  6.77
            Granted during the year                     1,168,000    $ 3.29   1,107,250   $  9.75
            Exercised during the year                      47,000    $ 2.00     475,000   $  1.65
            Exercisable at the end of the year          2,205,175    $ 5.48     842,146   $  7.55
            Canceled/forfeited during the year            111,000    $11.53          --   $    --
            Weighted average remaining life (years)           3.8                   4.2

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

        During the year ended June 30, 2001, 47,000 options were exercised into 47,000 shares of common stock for total consideration of $94,000, which included $50,000 of non-cash compensation.

        During the year ended June 30, 2001, the Company granted 65,000 fully vested options to consultants in exchange for services at an exercise price of $4.00 per share. An expense of $97,500 was recorded based upon computations using the fair value Black-Scholes option pricing model.

        In addition, the Company granted 100,000 fully vested options to a director in exchange for services as a consultant at an exercise price of $2.00 per share. An expense of $150,000 was recorded based upon computations using the fair value Black-Scholes option pricing model.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(11)    INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN, CONTINUED:

        The 1999 Plan, Continued

        Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

               Expected life (years)                           5-10 years
               Risk-free interest rate                               6.0%
               Dividend yield                                          --
               Volatility                                            1.49

        Proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the years ended June 30, 2001 and 2000 are as follows:

                                                        2001                           2000
                                            ----------------------------   ---------------------------
                                             Historical       Proforma      Historical       Proforma
                                            -----------    -------------   ------------    -----------
            Net loss                        $14,049,942    $  19,079,166   $  3,401,076    $ 6,016,293
                                            ===========    =============   ============    ===========

            Net loss per share -
              basic and diluted             $      1.25    $        1.70   $       0.35    $      0.62
                                            ===========    =============   ============    ===========


(12)    COMMITMENTS AND CONTINGENCIES:

        Leases

        The Company leases its facilities under leases that expire at various times through July 31, 2007. The following is a schedule by years of future minimum rental payments (including subsequent event) required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 2000:

           Year ending June 30,
               2002                                                $   193,505
               2003                                                    164,590
               2004                                                    144,000
               2005                                                    144,000
               2006                                                    144,000
               Beyond five years                                        84,000
                                                                   -----------

                                                                   $   874,095
                                                                   ===========

        Rent expense amounted to $419,004 and $273,759 for the years ended June 30, 2001 and 2000, respectively.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(12)    COMMITMENTS AND CONTINGENCIES, CONTINUED:

        Employment Agreements

        Effective May 18, 1999, the Company entered into employment agreements with 3 officers for a period of three years. Pursuant to the agreements, these officers will be compensated at salaries ranging from $100,000 to $150,000 annually. In addition, these officers have also been granted 450,000 stock options each, which are fully vested and are exercisable at prices ranging from $1.58 to $3.50.

        Uncertainties

        On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government have announced their intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. Due to these attacks, any response may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact the Company's physical facilities and operations, which are located in North America, Australia and the Southeast Asian Region (including collectively significant subsidiaries located in Pakistan), or those of their customers. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from customers for services or may negatively impact the clients' ability to outsource. Currently, there are tensions involving Afghanistan, a neighbor of Pakistan. These hostilities and tensions could lead to political or economic instability in Pakistan and a possible adverse effect on operations and future financial performance. These developments will subject the Company's worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on the Company's financial position, results of operations or liquidity.

        Securities Registration

        The Company, in the event of default, may become potentially liable up to $400,000 with respect to some of its obligations under the registration rights agreement with Deephaven (See Note 10).

        Litigation

        The Company and its subsidiaries have been named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2001 AND 2000



(13)    SUBSEQUENT EVENTS:

        A Nevada state court placed the Company into a Receivership on June 19, 2001 as a result of a proxy contest by a group of shareholders. Ultimately, the Court invalidated their actions and the shareholders group disbanded their actions and dissolved their group; whereupon, the court removed the Receiver from the Company on August 3, 2001 and returned full control of NetSol to the incumbent Board of Directors and management.

        Subsequent to June 30, 2001, the Company has obtained approximately $115,000 of debt for working capital purposes from unrelated parties. These loans are unsecured, due on demand and interest free.

                                 EXHIBIT INDEX

        3.1 Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997(1)

        3.2     Amendment to Articles of Incorporation dated May 21, 1999 (2)

        3.3 Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000

        10.1    Current Lease Agreement for Calabasas executive offices (6)

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