Form 10KSB/A
period 2001-06-30
NETSOL INTERNATIONAL INC
filed 2001-11-14
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2001
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22773
NETSOL INTERNATIONAL, INC.

(Name of small business issuer as specified in its charter)

NEVADA	95-4627685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

24025 Park Sorrento, Suite 220, Calabasas, CA	91302
(Address of principal executive offices)	(Zip code)

(818) 222-9195 / (818) 222-9197
(Issuer’s telephone/facsimile numbers, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

(None)

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, $.001 PAR VALUE
(TITLE OF CLASS)

DOCUMENTS INCORPORATED BY REFERENCE
PART IV
ITEM 13 — EXHIBITS AND REPORTS ON FORM
SIGNATURES
Exhibit 23.1
Exhibit 23.2
Exhibit 23.3

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [   ]

Registrant’s revenues for the fiscal year ended June 30, 2001 were $6,726,836.

As of September 4, 2001, Registrant had 12,344,840 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $1,484,624.61. This calculation is based upon the closing sales price of $0.21 per share on September 4, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X]

PART IV

This form 10KSB contains forward looking statements relating to the development of the Company’s products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” variations of such words, and similar expressions identify forward looking statements, but their absence does not mean that the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company’s actual results include the progress and costs of the development of products and services and the timing of the market acceptance.

ITEM 13 — EXHIBITS AND REPORTS ON FORM

     (a)  Exhibits

23.1	Audit Opinion of Saeed Kamran Patel & Co. for NetSol (Pvt.) Ltd.

23.2	Audit Opinion of Saeed Kamran Patel & Co. for NetSol Connect (Pvt.) Ltd.

23.3	Audit Opinion of Saeed Kamran Patel & Co. for Network Solutions (Pvt.) Ltd.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol International, Inc.

Date: November 13, 2001	BY:	/S/ NAEEM GHAURI

Naeem Ghauri CEO

Date: November 13, 2001	BY:	/S/ RICK POOLE

Rick Poole Chief Financial Officer

In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 13, 2001	BY:	/S/ NAJEEB U. GHAURI

Najeeb U. Ghauri Director

Date: November 13, 2001	BY:	/S/ SALIM GHAURI

Salim Ghauri President, Director

Date: November 13, 2001	BY:	/S/ EUGEN BECKERT

Eugen Beckert Director

Date: November 13, 2001	BY:	/S/ IRFAN MUSTAFA

Irfan Mustafa Chairman of the Board, Director

3