Form 10-Q
period 2001-09-30
NETSOL INTERNATIONAL INC
filed 2001-11-14
CIK 1039280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [ ]

        The issuer had 14,492,172 shares of its $.001 par value Common Stock issued and outstanding as of November 9, 2001.

            Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

                           NETSOL INTERNATIONAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Unaudited Balance Sheet as of September 30, 2001

                  Comparative Unaudited Consolidated Statements of
                  Operations for the Three Months Ended September 30,
                  2001 and 2000

                  Comparative Unaudited Consolidated Statements of
                  Cash Flow for the Three Months Ended September 30,
                  2001 and 2000

                  Notes to the Unaudited Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis or Plan of Operation

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits
                  (b) Reports on Form 8-K

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                  $    730,702
  Accounts receivable, net of allowance of $72,526                         1,701,239
  Revenues in excess of billings                                              92,872
  Other current assets                                                       157,823
                                                                        ------------

        Total current assets                                               2,682,636

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $1,012,048                              2,898,488


OTHER ASSETS                                                                 780,714

INTANGIBLES:

  Product licenses, renewals, enhancements, copyrights,
  Trademarks and trade names, net                                          3,230,594
  Customer lists, net                                                      1,431,571
  Goodwill, net                                                            1,852,500
                                                                        ------------

        Total intangibles, net                                             6,514,665
                                                                        ------------

                                                                        $ 12,876,503
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                 $  3,124,835
  Billings in excess of revenues                                              60,172
  Notes payable, bank                                                        383,281
  Current maturities of obligations under capital lease                      183,527
                                                                        ------------

        Total current liabilities                                          3,751,815

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                228,068

LITIGATION SETTLEMENT                                                        185,360

CONTINGENCY (see Notes)                                                           --

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares authorized,
    14,885,923 shares issued and outstanding                                  14,886
  Stock subscriptions receivable                                             (43,650)
  Additional paid-in capital                                              30,774,872
  Other comprehensive income                                                  80,556
  Accumulated deficit                                                    (22,115,404)
                                                                        ------------

        Total stockholders' equity                                         8,711,260
                                                                        ------------

                                                                        $ 12,876,503
                                                                        ============

See notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three months           Three months
                                                                    ended                  ended
                                                                 September 30,          September 30,
                                                                     2001                  2000*
                                                                 ------------           ------------

NET REVENUES                                                     $  1,129,830           $  1,905,509

COST OF REVENUES                                                      907,470                661,170
                                                                 ------------           ------------

GROSS PROFIT                                                          222,360              1,244,339

OPERATING EXPENSES:
 Selling and marketing                                                 59,114                 62,656
 Depreciation and amortization                                        408,923                333,789
 Settlement expenses                                                  389,860                     --
 Salaries and wages                                                   409,639                211,313
 Professional services, including non-cash compensation               472,014                635,240
 General and administrative                                           297,107                396,586
                                                                 ------------           ------------
     Total operating expenses                                       2,036,657              1,639,584
                                                                 ------------           ------------

LOSS FROM OPERATIONS                                               (1,814,297)              (395,245)

OTHER INCOME/(EXPENSE)                                                (32,222)                57,140
                                                                 ------------           ------------

LOSS FROM CONTINUING OPERATIONS                                    (1,846,519)              (338,105)

LOSS FROM DISCONTINUED OPERATIONS                                          --               (369,988)
                                                                 ------------           ------------

NET LOSS                                                         $ (1,846,519)          $   (708,093)
                                                                 ============           ============

NET LOSS PER SHARE - BASIC AND DILUTED:
  CONTINUING OPERATIONS                                          $      (0.15)          $      (0.03)
  DISCONTINUED OPERATIONS                                                  --           $      (0.03)
                                                                 ------------           ------------
  NET LOSS                                                       $      (0.15)          $      (0.06)
                                                                 ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                                                12,291,721             10,971,099
                                                                 ============           ============


* Restated for discontinued operation.

See notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                                          Three months         Three months
                                                                                             ended                ended
                                                                                          September 30,        September 30,
                                                                                              2001                 2000*
                                                                                          ------------         ------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net loss from continuing operations                                                    $(1,846,519)          $  (338,105)
                                                                                          -----------           -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES:

      Depreciation and amortization                                                           492,849               333,789
      Non-cash compensation and settlement expense                                            621,390                    --
      Bad debt expense                                                                             --                30,000

CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                                     475,670              (807,908)
      Other current assets                                                                     51,387               707,802
      Other assets                                                                             28,276              (304,149)

  INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                                                    30,292            (1,776,082)
                                                                                          -----------           -----------
      Total adjustments                                                                     1,699,864            (1,816,548)
                                                                                          -----------           -----------

      NET CASH USED FOR OPERATING ACTIVITIES                                                 (146,655)           (2,154,653)
                                                                                          -----------           -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
      Proceeds from certificate of deposit                                                     32,031             1,000,000
      Purchase of property, plant and equipment                                               (22,417)             (361,476)
                                                                                          -----------           -----------

      NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 9,614               638,524
                                                                                          -----------           -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
      Issuance of common stock and warrants, net                                              301,550             1,007,000
      Proceeds from loans payable, stockholders                                                    --               504,512
      Proceeds from (payments on) notes payable, net                                          305,641               250,000
      Payments on loan payable                                                                     --               (75,000)
      Exercise of stock options                                                                    --                29,000
      Payments on capital lease obligations                                                   (45,573)              (25,550)
                                                                                          -----------           -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                             561,618             1,689,962
                                                                                          -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM
  CONTINUING OPERATIONS                                                                       424,577               173,833
CASH USED FOR DISCONTINUED OPERATIONS                                                              --               (79,542)
                                                                                          -----------           -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     424,577                94,291
CASH AND EQUIVALENTS, beginning of period                                                     306,125             2,981,046
                                                                                          -----------           -----------

CASH AND EQUIVALENTS, end of period                                                       $   730,702           $ 3,075,337
                                                                                          ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                                       $    30,575           $    31,643
                                                                                          ===========           ===========
      Income taxes paid                                                                   $     1,897           $        --
                                                                                          ===========           ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 650,000 shares of common
 stock per settlement agreements                                                          $   389,860           $        --
                                                                                          ===========           ===========
Issuance of 200,000 shares of common stock
 Applied against acquisition payable                                                      $    50,000           $        --
                                                                                          ===========           ===========
Issuance of common stock
 shares for services rendered                                                             $   231,530           $        --
                                                                                          ===========           ===========


* Restated for discontinued operation.

See notes to consolidated financial statements.

                   NETSOL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Network Solutions (PVT), Ltd., NetSol (PVT), Limited, NetSol Connect (PVT), Ltd., NetSol UK, Limited, Network Solutions Group Ltd. and Subsidiaries, Abraxas Australia Pty, Ltd., NetSol eR, Inc., Supernet AG and NetSol USA, Inc. All material intercompany accounts have been eliminated in consolidation.

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

GOING CONCERN: The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The factor raises substantial doubt about the Company's ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management has implemented its plan, which includes closing down its generating UK entities, disposal of its German subsidiary, and cost cutting measures at every entity level. Additionally, management's plans also include the sale of additional equity securities and debt financing from related parties and outside third parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001. The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

FOREIGN CURRENCY: The accounts of Network Solutions Group Ltd. and Subsidiaries and NetSol UK, Limited use the British Pounds, Network Solutions PK, Ltd., NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees, NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar and Supernet AG uses the German Mark as the functional currencies. NetSol International, Inc. and subsidiaries NetSol USA, Inc. and NetSol eR, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation gains of $80,556 at September 30, 2001 are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet.

REVENUE RECOGNITION: Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and 98-9. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenue as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1.

PRIVATE PLACEMENT: The Company sold 962,333 (212,333 to a related party) shares of its restricted Rule 144 common stock in the amount of $144,350 through a private placement offering during the quarter ended September 30, 2001 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

Certain directors, officers and employee exercised $0.25 stock options during the quarter. The exercise of these options provided $157,200 of cash flows from financing activities. In addition, 690,000 options were exercised through the rendering of savings and settlement of debt.

INTANGIBLES ASSETS: Accumulated depreciation at September 30, 2001 was $1,101,585 for products licenses, renewals, enhancements, copyrights, trademarks and trade names, $1,057,894 for customer lists and $1,247,500 for goodwill.

LITIGATION SETTLEMENT: The Company has reached a tentative settlement agreement involving an ongoing litigation with Adrian Cowler and the Surrey Design Partnership Limited. $389,860 of costs resulting with this settlement has been recorded in the current period. Terms of the settlement agreement call for issuance of 650,000 restricted shares of the Company's common stock and cash payments in aggregate approximating $286,000 over the next four and one-half (through March 31, 2006) years, of which $185,360 is classified as long term on the balance sheet at September 30, 2001.

CONTINGENCY: The Company, in the determined event of default, may become potentially liable up to $400,000 with respect to some of its obligations under a registration rights agreement with Deephaven Capital Management.

BUSINESS COMBINATIONS ACCOUNTED FOR UNDER THE POOLING OF INTEREST METHOD:

SUPERNET AKTIENGESELLSCHAFT (SUPERNET AG)

On May 2, 2000, the Company issued 425,600 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of Supernet Aktiengesellschaft, a German Company. This business combination was accounted for using the pooling of interest method of accounting under APB Opinion No. 16, and accordingly, the accompanying financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. On May 1, 2001, management of the Company committed to a formal plan to dispose of Supernet AG, a division or segment of the Company, through a sale of all the issued and outstanding shares of Supernet AG. The closing date was on May 21, 2001. The Company is following the guidance of APB No. 30 in the accounting for and disclosure of this disposal. The losses from operations of this discontinued division is presented on the face on the Statement of Operations for all periods presented. There are no applicable corresponding income tax effects, which applied to this disposal. Revenues applicable to this discontinued division were $212,397 for the three months ended September 30, 2000. Included in accounts payable and accrued expenses at September 30, 2001 is approximately $140,000 remaining that the Company has accrued for under the terms of the sale agreement.

RECLASSIFICATIONS: Certain accounts balances from the prior year comparable quarter have been reclassified to conform to present quarter presentation.

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

Recent Events-Termination of Recent Proxy Contest/Going Concern Qualification

Beginning in May 2001, a shareholder group (the "NetSol Shareholder Group") comprised of [Blue Water Master Fund, L.P., Blue Water Partners II, L.P, PSM International Limited and Dr. Henry Vogel] commenced a proxy contest to take control of NetSol from the then incumbent management of NetSol. On June 10, 2001, the Shareholder Group purported to convene a NetSol board meeting and claimed that it had removed the incumbent directors and officers of NetSol and elected new directors and officers. On June 11, 2001, the Shareholder Group took physical control of NetSol's Calabasas premise and the incumbent management immediately sought a Temporary Restraining Order ("TRO") from Nevada court requesting the removal of the Shareholder Group and the reinstatement of the incumbent management. The management purportedly elected by the Shareholder Group also issued press releases, filed Form 8-Ks and engaged in other communications with third parties purportedly on behalf of NetSol. On June 19, 2001 the Court ordered a Receiver to take control of the day-to-day operations of the Company with participation of both incumbent management and the Shareholder Group. The Court also invalidated the June 10, 2001 board actions and all other actions taken at the direction of the Shareholder Group on behalf of NetSol, and held that such group acted as "illegitimate management." On August 2, 2001 the Shareholder Group filed a Schedule 13D reporting the dissolution of the group and the termination of the plan to control NetSol. On August 3, 2001, the court dismissed the Receiver and reinstated the incumbent Board of Directors and officers of NetSol. On July 30, 2001, Cary Burch, one of the incumbent directors of NetSol who was aligned with the Shareholder Group, resigned.

This proxy contest has had a material adverse effect on NetSol's operations, including its relations with its customers, suppliers, and investors. In addition, our stock price has materially declined from $4.80 on April 30, 2001 (the month prior to the Shareholder Group's commencement of the proxy contest) to less than $1 as of the date of this report. The Company has incurred to date in excess of $500,000 in legal and corporate fees, costs, and expenses related to the proxy contest. As a result of the adverse effect on our business caused by the proxy contest, recurring losses and negative working capital, the audit report dated October 5, 2001 of our auditors states that there is substantial doubt as to our ability to continue as a going concern.

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

Typically, the sales cycle for these products is anywhere between six to twelve months and NetSol derives its income both from selling the license to use the products as well as extensive customization, implementation, support and maintenance. License fees can vary generally between $75,000 to $500,000 per license depending upon the size of the customer and the complexity of the customization. The revenue for the license and the customization flows in several phases and could take from six months to two years before its is fully recognized as income in accordance with generally accepted accounting principles.

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

Geographically, NetSol has operations throughout North America, the Middle East and Asia Pacific region.

CHANGES IN FINANCIAL CONDITION

Three Months Ended September 30, 2001 as compared to the Three Months Ended September 30, 2000 (restated for discontinued operation).

Net sales were $1,129,830 for the quarter ended September 30, 2001. This is a decrease from the sales of the same quarter for the previous year of $1,905,509 (restated for discontinued operation), which is largely as a result of the closing down of the UK operations. On a positive trend, the current quarter sales represents an increase of more than 15% from the immediate preceding fourth quarter ended June 30, 2001. The management of the Company was able to achieve this solid increase even as it was addressing the numerous ongoing challenges as a result of the invalid takeover attempt. Due to the maturity of the lease and finance products, the Company is positioning itself to market these licenses to the North American and other global markets. The Company anticipates that revenue for the second quarter to be comparable to the first quarter, with between 20% to 25% growth occurring in the second half of fiscal 2002.

The gross profit was $222,360 in the quarter ending September 30, 2001. This is in comparison with $1,244,339 (restated) for the same quarter of the previous year. The gross profit percentage has decreased from approximately 38% for fiscal 2001 to approximately 20% for the first quarter of fiscal 2002 as a result of the Company maintaining staffing levels to appropriately position itself for anticipated new agreements heading into the remainder of the current fiscal year. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure.

Operating expenses were $2,036,657 for the quarter ending September 30, 2001. This compares with $1,639,584 (restated) for the quarter ending September 30, 2000. The increase in the current fiscal year is largely attributable to the one-time charge of litigation settlement costs of $389,860, as well as additional amortization of goodwill and other intangible assets as a result of a change in an accounting estimate in the fourth quarter of fiscal 2001. The current quarter operating expenses represent a significant decrease from the operating expenses of $10,436,405 from the immediately preceding fourth quarter of last fiscal year. Depreciation and amortization expense increased to $408,923 for the quarter ended September 30, 2001 as compared to $333,789 for the quarter ended September 30, 2000. Combined general and administrative and salaries and wage costs were $706,746, or an increase of $98,847 from the quarter ended September 30, 2000. This increase is attributable to additional operational expenses as the company was in the process of working through the aftermath of the invalid takeover attempt. Selling and marketing expenses were comparable for both quarters as the Company has yet to aggressively launch its global marketing efforts.

Net loss was $1,846,519 for the quarter ended September 30, 2001 as compared to $708,093 for the quarter ended September 30, 2000. The prior year comparable quarter net loss figure is comprised of a net loss of $338,105 from continuing operations and a net loss of $369,988 from discontinued operations. The current quarter loss is a significant decrease from the fourth quarter loss of last fiscal year of $8,398,082. Additionally, the current quarter loss includes the one-time charge of $389,860 resulting from a litigation settlement as well as costs in excess of $150,000 as it relates to the activities surrounding the invalid takeover attempt. This resulted in a net loss per share from continuing operations, basic and diluted, of $0.15 for the quarter ended September 30, 2001 as compared with $0.03 (restated) for continuing operations and $0.03 for discontinued operations for the quarter ended September 30, 2000. The current quarter loss per share represents a significant decrease from the loss per share from continuing operations of $0.72 for the fourth quarter of last fiscal year.

The Company's cash position was $1,448,671 at September 30, 2001. This is presented on the financial statements as $730,702 as cash and cash equivalents, and a total $717,969 as certificates of deposit, which is included in other assets (as it is held as collateral). This represents an increase of approximately $400,000 from June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company was able to generate an increase in cash and cash equivalents of $424,577 for the quarter ended September 30, 2001. This is a significant positive trend from the fourth quarter ended June 30, 2001, which showed a cash and cash equivalents decrease of $952,619 for that quarter. The Company is continuing to take action to re-focus on its self-sustaining operating subsidiaries, while scaling back significantly on loss making operations and anticipated capital expenditures. The majority of the contracts for NetSol eR and NetSol USA (North American operations) are time and materials contracts which provides good liquidity to fund specific working capital requirements for those entities. In generating this revenue growth, the Company continues to anticipate that capital expenditures requirements will be kept at very low levels throughout fiscal 2002 and into first half of fiscal 2003. The Company presently estimates that it will be able to reduce its current monthly rate of using working capital beginning in its fiscal 3rd quarter. In the opinion of management, the Company believes that the impact from certain software sales contracts within its Pakistan subsidiary operations will have an impact upon its liquidity in the short term; however, management does believe that its anticipated positive cash flows from re-focusing on its profitable operations, a reduction in the Company's projected capital expenditure requirements for the next twelve months, along with the financing options being pursued, cash flows will be sufficient for the foreseeable future to manage the short term liquidity impact from these specific software contracts and finance anticipated working capital requirements. The Company believes that certain of its needed capital will result from the continuing successful collection of its accounts receivable balances as projects are completed throughout the remainder of fiscal 2002. The Company also remains confident it can continue to raise sufficient additional funds though private placements of its common stock as was pursued and achieved in the first quarter.

ADDITIONAL RAISE OF CAPITAL

The Company sold 962,333 (212,333 to a related party) shares of its restricted Rule 144 common stock in the amount of $144,350 through a private placement offering during the quarter ended September 30, 2001 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

Certain directors, officers and employee exercised $0.25 stock options during the quarter. The exercise of these options provided $157,200 of cash flows from financing activities. In addition, 690,000 options were exercised through the rendering of savings and settlement of debt.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was involved in proceedings with Adrian Cowler and The Surrey Design Partnership Limited, the former owners of Network Solutions Group Limited ("NSGL"). The Company and the above named parties have reached a tentative settlement agreement. Terms of the tentative settlement agreement call for issuance of 650,000 restricted shares of the Company's common stock and cash payments in aggregate approximating $286,000 over the next four and one-half years, of which $185,360 is classified as long term on the balance sheet at September 30, 2001.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During August to December 1999, the Company issued and sold 633,366 shares of common stock for aggregate gross proceeds of $1,553,661 in a private placement under Rule 506, Regulation D. The class of investors to which the Company sold shares to was "accredited investors".

During November 1999, the Company issued 8% notes payable, which were convertible to common shares at $6.50 per share. The Company raised a total of $350,000 of which $250,000 was converted into 38,462 shares. In connection with this note offering, the Company issued non-detachable warrants to purchase 57,000 shares of common stock with an exercise price of $6.50 per share to its broker JS Capital, as commission.

In July 2000, the Company sold 63,666 shares of its common stock for gross proceeds in the amount of $955,000. The shares of common stock were issued in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The class of persons to whom such securities were sold was all individual "accredited investors".

On January 8, 2001, the Company entered into an agreement for equity financing with Deephaven Capital Management, an investment fund ("Deephaven") pursuant to which the Company sold shares of common stock in a private placement transaction, which closed in two tranches. Under the terms of our securities purchase agreement with Deephaven, we issued 183,150 shares of common stock to Deephaven in connection with a first closing, which occurred on January 8, 2001 for gross proceeds of $1 million. We also issued warrants to purchase an aggregate of up to 54,945 shares of common stock to Deephaven in the first closing at an exercise price of $6.83 per share. We issued 279,720 shares of common stock to Deephaven in connection with a second closing, which occurred on February 20, 2001 for gross proceeds of $1 million. We also issued warrants to purchase an aggregate of up to 83,916 shares of common stock to Deephaven in the second closing at an exercise price of $4.47 per share. All warrants are exercisable for a period of five years from the date of issuance and have adjustment provisions for dilution events in connection with issuances of our common stock and other equivalents below the applicable warrant exercise price and for stock splits, stock dividends and similar transactions. In connection with our sale of common stock pursuant to the Deephaven securities purchase agreement, we paid an aggregate of $100,000 to Jessup & Lamont, the placement agent in the transaction, and issued warrants to purchase up to 9,158 shares of common stock at an exercise price of 6.83 per share in the first closing and warrants to purchase up to 13,986 shares of common stock at an exercise price of $4.47 per share in the second closing. These warrants have the same terms as the warrants issued to Deephaven pursuant to the Deephaven securities purchase agreement. The shares of common stock and warrants issued to Deephaven and Jessup & Lamont were issued in reliance on the exemption from registration under
Section 4(2) of the Securities Act. The Company agreed to file and have declared effective a registration statement pursuant to the terms of a registration rights agreement with Deephaven with respect to such securities. The Company has filed a registration statement with respect to the shares of common stock and warrants held by Deephaven and Jessup & Lamont, which has not been declared effective as of the date of this report. The Company is in default with respect to some of its obligations under the registration rights agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Incorporated by reference to the Company's Preliminary Proxy Statement on Form 14(a) filed on October 29, 2001.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) None.

        (b) Reports on Form 8-K.

On August 28, 2001, a Form 8-K was filed announcing at a meeting held on August 18, 2001, Naeem Ghauri and Shahab Ghauri resigned their positions as board members. On August 7, 2001, a Form 8-Kwas filed announcing a letter of resignation was received from Cary Burch dated July 30, 2001. On August 3, 2001, a Form 8-K was filed announcing that on July 31, 2001, the District Court of Nevada removed the Receiver it had appointed on June 20, 2001 once it had learned that the Shareholders Group is no longer interested in taking over the company. On July 16, 2001 a Form 8-K was filed announcing that the court had approved the settlement between the management of NetSol and the shareholders Group. On July 9, 2001, a Form 8-K was filed announcing on July 6, 2001, the Nevada District Count had granted a preliminary injunction in favor of the Company.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NETSOL INTERNATIONAL, INC.
                                  (Registrant)


Date: November 14, 2001                          /s/ Naeem Ghauri
                                               ---------------------------------
                                               NAEEM GHAURI
                                               Chief Executive Officer

                                                 /s/ Rick M. Poole
                                               ---------------------------------
                                               RICK M. POOLE
                                               Chief Financial Officer