Form 10QSB
period 2001-12-31
NETSOL INTERNATIONAL INC
filed 2002-02-19
CIK 1039280

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

[ ] For the transition period from __________ to __________


Commission file number: 0-22773



                            NETSOL TECHNOLOGIES, INC.
                     (Previously NETSOL INTERNATIONAL, INC.)
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

                                 Yes [X] No [ ]

         The issuer had 15,979,505 shares of its $.001 par value Common Stock issued and outstanding as of February 14, 2002.

            Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]


--------------------------------------------------------------------------------

                            NETSOL TECHNOLOGIES, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Unaudited Balance Sheet as of December 31, 2001

                  Comparative Unaudited Consolidated Statements of Operations and Statements of Comprehensive Loss for the Three Months and Six Months Ended December 31, 2001 and 2000

                  Comparative Unaudited Consolidated Statements of Cash Flow for the Six Months Ended December 31,
                  2001 and 2000

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits
                  (b) Reports on Form 8-K


--------------------------------------------------------------------------------

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (Formerly Netsol International, Inc.)
                     CONSOLIDATED UNAUDITED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $    239,053
  Accounts receivable, net of allowance of
    $78,718                                                               1,310,940
  Revenues in excess of billings                                            182,038
  Other current assets                                                      256,164
                                                                       ------------
        Total current assets                                              1,988,195
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $ 1,146,251                            2,905,914

OTHER ASSETS                                                                741,012

INTANGIBLES:

  Product licenses, renewals, enhancements, copyrights,
  Trademarks and trade names, net                                         3,060,563
  Customer lists, net                                                     1,354,154
  Goodwill, net                                                           1,755,000
                                                                       ------------
        Total intangibles, net                                            6,169,717
                                                                       ------------
                                                                       $ 11,804,838
                                                                       ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $  2,950,331
  Billings in excess of revenues                                             10,882
  Net assets of subsidiary under winding up order                            49,752
  Notes payable, bank                                                       248,963
  Current maturities of obligations under capital lease                     180,112
                                                                       ------------
        Total current liabilities                                         3,440,040

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities               313,334

LITIGATION SETTLEMENT                                                       171,860

LOAN PAYABLE                                                                128,765

CONTINGENCY (see Notes)                                                          --

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 25,000,000 shares authorized,
    15,860,225 shares issued and outstanding                                 15,860
  Stock subscriptions receivable                                            (43,650)
  Additional paid-in capital                                             30,963,187
  Other comprehensive income                                                317,201
  Accumulated deficit                                                   (23,501,759)
                                                                       ------------
        Total stockholders' equity                                        7,750,839
                                                                       ------------
                                                                       $ 11,804,838
                                                                       ============

See notes to consolidated financial statements.


--------------------------------------------------------------------------------

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (Formerly Netsol International, Inc.)
                CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

                                                    Three months ended                    Six months ended
                                                        December 31,                        December 31,
                                               ------------------------------      ------------------------------
                                                   2001             2000*              2001             2000*
                                               ------------      ------------      ------------      ------------
NET REVENUES                                   $    856,940      $  2,005,476      $  1,986,770      $  3,910,985

COST OF REVENUES                                    820,275         1,005,442         1,727,746         1,816,612
                                               ------------      ------------      ------------      ------------
GROSS PROFIT                                         36,665         1,000,034           259,024         2,094,373

OPERATING EXPENSES:
 Selling and marketing                               66,973            17,114           126,087           239,431
 Depreciation and amortization                      408,740           304,575           817,663           638,364
 Settlement expenses                                     --                --           389,860                --
 Salaries and wages                                 371,215           585,072           780,854         1,070,312
 Professional services, including non-cash
  compensation                                      159,355           395,268           631,368           606,581
General and administrative                          316,137         1,037,901           613,244         1,274,826
                                               ------------      ------------      ------------      ------------
     Total operating expenses                     1,322,420         2,339,930         3,359,076         3,829,514
                                               ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                             (1,285,755)       (1,339,896)       (3,100,052)       (1,735,141)

OTHER INCOME/(EXPENSE)                             (100,601)           67,093          (132,822)          124,233
                                               ------------      ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS                  (1,386,356)       (1,272,803)       (3,232,874)       (1,610,908)

LOSS FROM DISCONTINUED OPERATIONS                        --           (21,498)               --          (391,486)
                                               ------------      ------------      ------------      ------------
NET LOSS                                       $ (1,386,356)     $ (1,294,301)     $ (3,232,874)       (2,002,394)
                                               ============      ============      ============      ============
NET LOSS PER SHARE -- BASIC AND DILUTED:
  CONTINUING OPERATIONS                        $      (0.10)     $      (0.11)     $      (0.24)     $      (0.14)
  DISCONTINUED OPERATIONS                                --             (0.01)               --             (0.04)
                                               ------------      ------------      ------------      ------------
  NET LOSS                                     $      (0.10)     $      (0.12)     $      (0.24)     $      (0.18)
                                               ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                              14,521,850        11,026,111        13,335,746        10,998,607
                                               ============      ============      ============      ============



                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (Formerly Netsol International, Inc.)
                   UNAUDITED STATEMENTS OF COMPREHENSIVE LOSS

                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        DECEMBER 31,                        DECEMBER 31,
                                               ------------------------------      ------------------------------
                                                   2001              2000              2001              2000
                                               ------------      ------------      ------------      ------------
Net loss                                       $ (1,386,356)     $ (1,294,301)     $ (3,232,874)     $ (2,002,394)

Other comprehensive income/(loss)-
  foreign currency translation                      236,645          (380,914)          167,442          (789,879)
                                               ------------      ------------      ------------      ------------
Comprehensive income/(loss)                    $ (1,149,711)     $ (1,675,215)     $ (3,065,432)     $ (2,792,273)
                                               ============      ============      ============      ============



* Restated for discontinued operation.

See notes to consolidated financial statements.


--------------------------------------------------------------------------------

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                      Six months        Six months
                                                                                        ended              ended
                                                                                      December 31,      December 31,
                                                                                         2001              2000*
                                                                                      ------------      ------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net loss from continuing operations                                                $(3,232,874)      $(1,610,908)
                                                                                      -----------       -----------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES:
      Depreciation and amortization                                                       971,976           683,639
      Non-cash compensation and settlement expense                                        748,513            64,800
      Bad debt expense                                                                      9,324           425,402
CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                                 674,607          (989,308)
      Other current assets                                                                 72,584           629,105
      Other assets                                                                         64,343          (735,350)
  INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                                               126,160        (2,058,541)
                                                                                      -----------       -----------
      Total adjustments                                                                 2,667,507        (1,980,253)
                                                                                      -----------       -----------
      NET CASH USED FOR OPERATING ACTIVITIES                                             (565,367)       (3,591,161)
                                                                                      -----------       -----------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
      Proceeds from certificate of deposit                                                 32,031         1,000,000
      Purchase of property, plant and equipment                                           (50,427)         (483,649)
                                                                                      -----------       -----------
      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                (18,396)          516,351
                                                                                      -----------       -----------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
      Issuance of common stock and warrants, net                                          419,050         1,091,600
      Proceeds from loans payable, stockholders, net                                           --           437,419
      Proceeds from (payments on) notes payable, net                                      171,323                --
      Payments on loan payable                                                                 --           (75,000)
      Exercise of stock options                                                                --            33,000
      Payments on capital lease obligations                                               (73,682)          (56,997)
                                                                                      -----------       -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                         516,691         1,430,022
                                                                                      -----------       -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS FROM
  CONTINUING OPERATIONS                                                                   (67,072)       (1,644,788)
CASH USED FOR DISCONTINUED OPERATIONS                                                          --           (77,514)
                                                                                      -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (67,072)       (1,722,302)
CASH AND EQUIVALENTS, beginning of period                                                 306,125         2,981,046
                                                                                      -----------       -----------
CASH AND EQUIVALENTS, end of period                                                   $   239,053       $ 1,258,744
                                                                                      ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                                   $    59,077       $    31,643
                                                                                      ===========       ===========
      Income taxes paid                                                               $     3,597       $       800
                                                                                      ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 650,000 shares of common
 stock per settlement agreements                                                      $   389,860       $        --
                                                                                      ===========       ===========
Issuance of 200,000 shares of common stock
 Applied against acquisition payable                                                  $    50,000       $        --
                                                                                      ===========       ===========
Issuance of common stock
 for services rendered, including related party                                       $   358,653       $    64,800
                                                                                      ===========       ===========

* Restated for discontinued operation.

See notes to consolidated financial statements.


--------------------------------------------------------------------------------
                                                                          Page 5

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES (Formerly Netsol International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       SIX AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

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

COMPANY NAME CHANGE: Effective February 8, 2002, the Company changed its name from NetSol International, Inc. to NetSol Technologies, Inc. The name change was approved by a majority of shareholders at the Company's annual shareholders meeting and by the board of directors.

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

BASIS OF PRESENTATION: The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

WINDING-UP ORDER: Effective November 26, 2001, Network Solutions Ltd., the operating subsidiary of Network Solutions Group Ltd., entered into a Winding-up Order (liquidation) with The Insolvency Service in the United Kingdom ("UK"). The Insolvency Service is an executive agency within the Department of Trade and Industry in the UK. The Company anticipates a final dissolution order from The Insolvency Service for these entities to be received within 90-120 days from placement date. This UK entity has had no operations in the current fiscal year. NetSol Technologies has negotiated a settlement agreement with the largest creditor of Network Solutions Ltd. NetSol Technologies has now assumed this debt, the present value of which approximated $170,000 at December 31, 2001 using the effective interest rate method. Of this amount, $128,765 is presented as a long-term loan payable at December 31, 2001. This settlement was reached to remove the personal guarantee of a prior director of NetSol Technologies, subject to the terms of the agreement being satisfied. The net assets of Network Solutions Ltd. (excluding the above amount assumed by NetSol Technologies) are presented as a separate line item under current liabilities on the consolidated December 31, 2001 balance sheet.

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

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management has implemented its plan, which includes closing down its generating UK entities, disposal of its German subsidiary, and cost cutting measures at every entity level. Additionally,


--------------------------------------------------------------------------------
management's plans also include the sale of additional equity securities and debt financing from related parties and outside third parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

Uncertainties

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government have announced their intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. Due to these attacks, any response may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact the Company's physical facilities and operations, which are located in North America, Australia and the Southeast Asian Region (including collectively significant subsidiaries located in Pakistan), or those of their customers. Furthermore, the recent terrorist attacks, declaration of war against terrorism and future developments may result in reduced demand from customers for services or may negatively impact the clients' ability to outsource. Currently, there are tensions involving Afghanistan, a neighbor of Pakistan. These hostilities and tensions could lead to political or economic instability in Pakistan and a possible adverse effect on operations and future financial performance. These developments will subject the Company's worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

FOREIGN CURRENCY: The accounts of Network Solutions Group Ltd. and Subsidiaries and NetSol UK, Limited use the British Pounds, Network Solutions PK, Ltd., NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees, NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar and Supernet AG uses the German Mark as the functional currencies. NetSol Technologies, Inc. and subsidiaries NetSol USA, Inc. and NetSol eR, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation gains of $317,201 at December 31, 2001 are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet.

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


--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

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

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

PRIVATE PLACEMENT: The Company sold 550,000 shares of its restricted Rule 144 common stock in the amount of $82,500 through a private placement offering during the quarter ended December 31, 2001 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

Certain employees exercised 140,000 $0.25 stock options during the second quarter, resulting in an additional $35,000 of cash flows from financing activities.

INTANGIBLES ASSETS: Accumulated amortization at December 31, 2001 was $1,271,616 for products licenses, renewals, enhancements, copyrights, trademarks and trade names, $1,135,311 for customer lists and $1,442,500 for goodwill.

LITIGATION SETTLEMENT: The Company has reached a settlement agreement involving an ongoing litigation with Adrian Cowler and the Surrey Design Partnership Limited. $389,860 of costs resulting with this settlement has been recorded in the first quarter of fiscal 2002 using the effective interest method. Terms of the settlement agreement call for issuance of 650,000 restricted shares of the Company's common stock (issued in November 2001) and cash payments in aggregate approximating $286,000 over the next four years and three months


--------------------------------------------------------------------------------

(through March 31, 2006), of which $171,860 is classified as long term on the balance sheet at December 31, 2001.

CONTINGENCY: The Company, in the determined event of default, may become potentially liable up to $400,000 with respect to some of its obligations under a registration rights agreement with Deephaven Capital Management.

BUSINESS COMBINATIONS ACCOUNTED FOR UNDER THE POOLING OF INTEREST METHOD:

SUPERNET AKTIENGESELLSCHAFT (SUPERNET AG)

On May 2, 2000, the Company issued 425,600 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of Supernet Aktiengesellschaft, a German Company. This business combination was accounted for using the pooling of interest method of accounting under APB Opinion No. 16, and accordingly, the accompanying financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. On May 1, 2001, management of the Company committed to a formal plan to dispose of Supernet AG, a division or segment of the Company, through a sale of all the issued and outstanding shares of Supernet AG. The closing date was on May 21, 2001. The Company is following the guidance of APB No. 30 in the accounting for and disclosure of this disposal. The losses from operations of this discontinued division is presented on the face on the Statement of Operations for all periods presented. There are no applicable corresponding income tax effects, which applied to this disposal. Revenues applicable to this discontinued division were $347,370 for the six months ended December 31, 2000. Included in accounts payable and accrued expenses at December 31, 2001 is approximately $140,000 remaining that the Company has accrued for under the terms of the sale agreement.

RECLASSIFICATIONS: Certain accounts balances from the prior year comparable quarter have been reclassified to conform to present quarter presentation.


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

NetSol Technologies, Inc. ("NetSol" or the "Company") is in the business of information technology ("I/T") services. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. Network Solutions Pvt. Ltd. ("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first company in Pakistan to achieve the ISO 9001 accreditation. The Company is in the process of attaining SEI CMM Level 3 accreditation. This is one of the highest levels of recognition for quality and best practices a software house can achieve.

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


--------------------------------------------------------------------------------

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

NetSol USA, as a Government Suppliers Agreement ("GSA") approved vendor, has the ability to participate in numerous government related contracts and projects tendered by the various government agencies.

Marketing and Selling

The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting and software solutions provider. Marketing is performed at the corporate and business unit levels. The corporate marketing department has


--------------------------------------------------------------------------------
overall responsibility for communications, advertising, public relations and our website and also engineers and oversees central marketing and communications programs for use by each of our business units.

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

Geographically, NetSol has operations in North America, the Middle East and Asia Pacific region.

CHANGES IN FINANCIAL CONDITION

Three Months Ended December 31, 2001 as compared to the Three Months Ended December 31, 2000 (restated for discontinued operation).

Net sales were $856,940 for the quarter ended December 31, 2001. This is a decrease from the sales of the same quarter for the previous year of $2,005,476 (restated for discontinued operation), which is as a result of the both closing down of the UK operations and an overall slowing of sales as a result of the economic downturn. The Company is aware of existing customers who have planned significant reductions in their IT spending projections for the near term.

The gross profit was $36,665 in the quarter ending December 31, 2001. This is in comparison with $1,000,034 (restated) for the same quarter of the previous year. The gross profit percentage has decreased from approximately 38% for fiscal 2001 to approximately 4% for the second quarter of fiscal 2002 as a result of the Company maintaining staffing levels to appropriately position itself for anticipated new agreements heading into the remainder of the current fiscal year. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure.

Operating expenses were $1,322,420 for the quarter ending December 31, 2001. This compares with $2,339,930 (restated) for the same quarter of the previous year. The decrease in the current fiscal year is largely attributable decreases in professional fees, general and administrative costs and salaries and wages, slightly offset by higher depreciation charges. Depreciation and amortization expense increased to $408,740 for the quarter ended December 31, 2001 as compared to $304,575 for the quarter ended December 31, 2000. Combined general and administrative and salaries and wage costs were $687,352, or a decrease of $935,621 from the quarter ended December 31, 2000. This decrease is attributable to a reduction in operational expenses as the company was both in the process of working through the aftermath of the invalid takeover attempt and restructuring its entities at all levels to position itself for new contracts.

Net loss was $1,386,356 for the quarter ended December 31, 2001 as compared to $1,294,301 for the quarter ended December 31, 2000. The prior year comparable quarter net loss figure is comprised of a net


--------------------------------------------------------------------------------
loss of $1,272,803 from continuing operations and a net loss of $21,498 from discontinued operations. The increased loss is a direct result of reduced sales while also not reducing sufficient developer staffing levels for anticipated new contracts. This resulted in a net loss per share from continuing operations, basic and diluted, of $0.10 for the quarter ended December 31, 2001 as compared with $0.11 (restated) for continuing operations and $0.01 for discontinued operations for the quarter ended December 31, 2000.

The Company's cash position was $953,387 at December 31, 2001. This is presented on the financial statements as $239,053 as cash and cash equivalents, and a total $714,334 as certificates of deposit, which is included in other assets. This represents an decrease of approximately $67,000 from June 30, 2001.

Six Months Ended December 31, 2001 as compared to the Six Months Ended December 31, 2000 (restated for discontinued operation).

Net sales were $1,986,770 for the six months ended December 31, 2001. This is a decrease from the sales of the same period for the previous year of $3,910,985 (restated for discontinued operation), which is as a result of negative events surrounding the invalid takeover attempts, the closing down of the UK operations and an overall slowing of sales as a result of the economic downturn. The Company anticipates 10%-15% growth occurring in the second half of fiscal 2002.

The gross profit was $259,024 for the six months ending December 31, 2001. This is in comparison with $2,094,373 (restated) for the same period of the previous year. The gross profit percentage has decreased from approximately 38% for fiscal 2001 to approximately 13% for the current year to date of fiscal 2002 as a result of the Company maintaining staffing levels to appropriately position itself for anticipated new agreements heading into the remainder of the current fiscal year. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure. The Company anticipates its gross profit margin to increase towards the end of the third quarter with anticipation for a 20%-25% range in the second half of fiscal 2002.

Operating expenses were $3,359,076 for the six months ending December 31, 2001. This compares with $3,829,514 (restated) for the same period of the previous year. The decrease in the current fiscal year is largely attributable decreases in salaries and wages and general and administrative costs, partially offset by higher professional services expense and depreciation charges. Depreciation and amortization expense increased to $817,663 for the six months ended December 31, 2001 as compared to $638,364 for the six months ended December 31, 2000. The increase in professional services is attributable to additional operational expenses as the company was in the process of working through the aftermath of the invalid takeover attempt well into fiscal 2002.

Net loss was $3,232,874 for the six months ended December 31, 2001 as compared to $2,002,394 for the six months ended December 31, 2000. The prior year comparable quarter net loss figure is comprised of a net loss of $1,610,908 from continuing operations and a net loss of $391,486 from discontinued operations. The increased loss is a direct result of reduced sales while also not reducing sufficient developer staffing levels for anticipated new contracts. This resulted in a net loss per share from continuing operations, basic and diluted, of $0.24 for the six months ended December 31, 2001 as compared with $0.14 (restated) for continuing operations and $0.04 for discontinued operations for the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced a reduction in its cash balances, however the Company is continuing to take action to re-focus on its self-sustaining operating subsidiaries, while scaling back significantly on loss making operations and anticipated capital expenditures. The majority of the contracts for NetSol eR and NetSol USA (North American operations) are time and materials contracts which provides good liquidity to fund specific working capital requirements for those entities. In generating this revenue growth, the Company continues to anticipate that capital expenditures requirements will be kept at very low levels throughout fiscal 2002 and into first half of fiscal 2003. The Company presently estimates that it will be able to reduce its current monthly rate of using working capital beginning in the near term. The Company


--------------------------------------------------------------------------------
anticipates it will continue to receive cooperation from its creditors it working out payment plans that will enable the Company to have sufficient cash flows to put towards business development activities. In the opinion of management, the Company believes that the impact from certain software sales contracts within its Pakistan subsidiary operations will have an impact upon its liquidity in the short term; however, management does believe that its anticipated positive cash flows from re-focusing on its profitable operations, a reduction in the Company's projected capital expenditure requirements for the next twelve months, along with the financing options being pursued, cash flows will be sufficient for the foreseeable future to manage the short term liquidity impact from these specific software contracts and finance anticipated working capital requirements. The Company believes that certain of its needed capital will result from the continuing successful collection of its accounts receivable balances as projects are completed throughout the remainder of fiscal 2002, particularly in its Pakistan operations. The Company also remains confident it can continue to raise sufficient additional funds though private placements of its common stock as was pursued and achieved in the second quarter in the financing deal entered into with Red Sea, Ltd.

ADDITIONAL RAISE OF CAPITAL

The Company sold 550,000 shares of its restricted Rule 144 common stock in the amount of $82,500 through a private placement offering during the quarter ended December 31, 2001 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

Certain employees exercised 140,000 $0.25 stock options during the second quarter, resulting in an additional $35,000 of cash flows from financing activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was involved in proceedings with Adrian Cowler and The Surrey Design Partnership Limited, the former owners of Network Solutions Group Limited ("NSGL"). The Company and the above named parties have reached a settlement agreement. Terms of the settlement agreement call for issuance of 650,000 restricted shares of the Company's common stock and cash payments in aggregate approximating $286,000 over the next four years and three months (through March 31, 2006), of which $171,860 is classified as long term on the balance sheet at December 31, 2001.

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


--------------------------------------------------------------------------------

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

On December 7, 2001, the Company entered into a new funding and business development alliance with Red Sea, Ltd., a private investment company investing in small cap technology businesses. The agreement is for the purchase of 2,000,000 restricted Rule 144 shares at $0.22 per share and 1,000,000 warrants at $0.70 per warrant, or an average price of $0.38. The shares and the underlying shares of the warrants shall be restricted for a period of one year. The remaining funds in the amount of $700,000 would be paid upon the exercise of the warrants, which is at the sole discretion of Red Sea. At the direction of Red Sea, the funding is designated almost exclusively for the purpose of business development and related activities. The agreement also includes certain defined business development targets and provides the opportunity for the development of significant business activities for the Company by means of the extensive business relationships and alliances that Red Sea has access to.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Incorporated by reference to the Company's Definitive Proxy Statement on Form 14(a) filed on December 14, 2001. The Annual Meeting of Shareholders was held on January 25, 2002 and the final tally of votes on February 8, 2002 produced the following proposals adopted by the margins indicated:

Election of Board of Directors: 9,363,777 shares have been voted in favor of the proposal; and 20,549 shares against and zero shares abstain.


--------------------------------------------------------------------------------

Election of Auditors: 9,370,740 shares have been voted in favor of the Election of Auditors; 13,412 shares against and 174 shares abstain.

Ratification of the 2001 Employee Stock Option Plan of the Company and 9,316,420 shares have been voted in favor of the proposal; 64,405 shares against and 3,501 shares abstain.

Amendment of bylaws and articles of incorporation of the Company to eliminate cumulative voting, and 9,306,885 shares have been voted in favor of the proposal; 76,829 shares against and 612 shares abstain.

Amendment of bylaws to eliminate actions by written consent, and 9,285,157 shares have been voted in favor of the proposal; 95,459 shares against and 3,710 shares abstain.

Amendment of bylaws to eliminate any stockholder to call special meeting of stockholders, and 9,323,699 shares have been voted in favor of the proposal; 60,418 shares against and 209 shares abstain.

Amendment of bylaws to require stockholders to provide the board of directors with notice in the event of nomination to the board of directors and other proposals that they may have, and 9,332,908 shares have been voted in favor of the proposal; 44,498 shares against and 6,920 shares abstain.

Amendment of articles of incorporation to allow for undesignated preferred stock in the amount of 5,000,000 shares, and 9,251,233 shares have been voted in favor of the proposal; 127,267 shares against and 5,826 shares abstain.

Amendment of articles of incorporation to increase the number of authorized shares from 25,000,000 to 50,000,000, and 9,291,395 shares have been voted in favor of the proposal; 87,082 shares against and 5,849 shares abstain.

Amendment of the articles of incorporation and the bylaws to limit the liability of the officers and board of directors to amounts acceptable by law, and 9,260,658 shares have been voted in favor of the proposal; 123,094 shares against and 574 shares abstain.

Amendment of the articles of incorporation to change the name of the Company from NetSol International, Inc. to NetSol Technologies, Inc., and 9,371,354 shares have been voted in favor of the proposal; 12,598 shares against and 374 shares abstain.

ITEM 5.  OTHER INFORMATION

         WINDING-UP ORDER: Effective November 26, 2001, Network Solutions Ltd., the operating subsidiary of Network Solutions Group Ltd., entered into a Winding-up Order (liquidation) with The Insolvency Service in the United Kingdom ("UK"). The Insolvency Service is an executive agency within the Department of Trade and Industry in the UK. The Company anticipates a final dissolution order from The Insolvency Service for this entity to be received within 90-120 days from placement date. This entity has had no operations in the current fiscal year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

Exhibits and Reports on Form 8-K.

None.

The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


--------------------------------------------------------------------------------

                            NETSOL TECHNOLOGIES, INC.
                                  (Registrant)


Date: February 19, 2002                     /s/ Naeem Ghauri
                                          -------------------------------------
                                           NAEEM GHAURI
                                           Chief Executive Officer

                                            /s/  Syed Husain
                                          --------------------------------------
                                          SYED HUSAIN
                                          Chief Accounting and Operating Officer


--------------------------------------------------------------------------------
                                                                         Page 17