Form 10QSB
period 2002-03-31
NETSOL TECHNOLOGIES INC
filed 2002-05-20
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

( )	For the transition period from____________________to____________________

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.
(Previously NETSOL INTERNATIONAL, INC.)
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other Jurisdiction of Incorporation or Organization)	95-4627685 (I.R.S. Employer Identification No.)

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

     The issuer had 17,155,254 shares of its $.001 par value Common Stock issued and outstanding as of May 15, 2002.

Transitional Small Business Disclosure Format (check one)

Yes [ ]	No [X]

NETSOL TECHNOLOGIES, INC.

INDEX

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

Consolidated Unaudited Balance Sheet as of March 31, 2002

Comparative Unaudited Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 2002 and 2001

Comparative Unaudited Consolidated Statements of Cash Flow for the Nine Months Ended March 31, 2002 and 2001

Notes to the Unaudited Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis or Plan of Operation

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2002

ASSETS

CURRENT ASSETS:
Cash	$52,070
Accounts receivable, net of allowance of $72,526	1,192,342
Revenues in excess of billings	350,168
Other current assets	294,178

Total current assets	1,888,758
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,012,048	2,546,633
OTHER ASSETS	932,495
INTANGIBLES:
Product licenses, renewals, enhancements, copyrights, Trademarks and trade names, net	2,892,498
Customer lists, net	1,276,738
Goodwill, net	1,657,500

Total intangibles, net	5,826,736

$11,194,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,160,052
Billings in excess of revenues	35,076
Liabilities in excess of assets of subsidiaries under winding up order	49,752
Notes payable, bank	248,344
Current maturities of obligations under capital lease	191,440

Total current liabilities	3,684,664
OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities	160,909
LITIGATION SETTLEMENT	158,360
LOANS PAYABLE (Barclays)	128,765
CONTINGENCY (see Notes)	—

STOCKHOLDERS’ EQUITY:
Preferred stock; 5,000,000 shares authorized, none issued and outstanding	—
Common stock; $.001 par value, 50,000,000 shares authorized, 16,365,105 shares issued and outstanding	16,365
Stock subscriptions receivable	(43,650)
Additional paid-in capital	31,231,284
Other comprehensive income	481,682
Accumulated deficit	(24,623,757)

Total stockholders’ equity	7,061,924

$11,194,622

See notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001 *	2002	2001 *

NET REVENUES	$854,979	$1,850,249	$2,841,749	$5,761,234
COST OF REVENUES	579,884	908,230	2,307,630	2,724,842

GROSS PROFIT	275,095	942,019	534,119	3,036,392
OPERATING EXPENSES:
Selling and marketing	42,753	55,576	168,840	295,007
Depreciation and amortization	445,506	277,733	1,263,169	916,097
Settlement expenses	—	—	389,860	—
Salaries and wages	438,086	721,245	1,218,940	1,791,557
Professional services, including non-cash compensation	89,982	362,728	721,350	969,309
General and administrative	353,377	764,262	966,621	2,039,088
Impairment Loss		1,236,593		1,236,593

Total operating expenses	1,369,704	3,418,137	4,728,780	7,247,651

LOSS FROM OPERATIONS	(1,094,609)	(2,476,118)	(4,194,661)	(4,211,259)
OTHER INCOME/(EXPENSE)	(27,389)	100,849	(160,212)	225,082

LOSS FROM CONTINUING OPERATIONS	(1,121,998)	(2,375,269)	(4,354,873)	(3,986,177)
LOSS FROM DISCONTINUED OPERATIONS	—	(881,011)	—	(1,272,497)

NET LOSS	$(1,121,998)	$(3,256,280)	$(4,354,873)	$(5,258,674)

NET LOSS PER SHARE – BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.07)	$(0.21)	$(0.30)	$(0.36)
DISCONTINUED OPERATIONS	—	$(0.08)	—	$(0.11)

NET LOSS	$(0.07)	$(0.29)	$(0.30)	$(0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	16,100,236	11,341,948	14,421,686	11,083,012

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001 *	2002	2001 *

NET LOSS	$(1,121,998)	$(3,256,280)	$(4,354,873)	$(5,258,674)
OTHER COMPREHENSIVE LOSS – Foreign currency translation	164,481	(655,616)	331,923	(1,445,495)

COMPREHENSIVE LOSS	$(957,517)	$(3,911,896)	$(4,022,950)	$(6,704,169)

See notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Nine months	Nine months
	ended	ended
	March 31,	March 31,
	2002	2001 *

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,354,873)	$(3,986,177)

ADJUSTMENTS TO RECONCILE NET LOSS FROM CONTINUING OPERATIONS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Impairment loss	—	1,236,593
Depreciation and amortization	1,665,683	916,097
Non-cash compensation and settlement expense	919,116	64,800
Bad debt expense	9,324	660,630
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS:
Foreign currency translation		(1,445,495)
Accounts receivable	625,075	(1,824,828)
Other current assets	34,570	(184,718)
Other assets	(127,140)	(619,834)
INCREASE (DECREASE) IN LIABILITIES - accounts payable and accrued expenses	511,056	751,668

Total adjustments	3,637,684	(445,087)

NET CASH USED FOR OPERATING ACTIVITIES	(717,189)	(4,431,264)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Proceeds from certificate of deposit	35,666	1,000,000
Purchase of property, plant and equipment	(91,455)	(1,078,784)

NET CASH USED FOR INVESTING ACTIVITIES	(55,789)	(78,784)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Issuance of common stock and warrants, net	517,049	3,394,167
Proceeds from loans payable, stockholders	—
Proceeds from (payments on) notes payable, net	170,705
Payments on loan payable	—	(75,000)
Exercise of stock options	—	33,000
Payments on capital lease obligations	(168,831)	(116,141)

NET CASH PROVIDED BY FINANCING ACTIVITIES	518,923	3,236,026

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(254,055)	(1,274,022)
CASH USED FOR DISCONTINUED OPERATIONS	—	(424,539)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(254,055)	(1,698,561)
CASH AND EQUIVALENTS, beginning of period	306,125	2,712,120

CASH AND EQUIVALENTS, end of period	$52,070	$1,013,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$50,077	$93,148

Income taxes paid	$3,597	$1,700

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 650,000 shares of common stock per settlement agreements	$389,860	$—

Issuance of 115,420 shares of common stock for conversion of note payable, related party, to equity	$—	$425,611

Issuance of 200,000 shares of common stock applied against acquisition payable	$50,000	$—

Issuance of common stock shares and options for services rendered	$529,256	$64,800

Conversion of Note payable to equity	$—	$100,000

*	Restated for discontinued operation.

See notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

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

COMPANY NAME CHANGE: Effective February 8, 2002, the Company changed its name from NetSol International, Inc. to NetSol Technologies, Inc. The name change was approved by a majority of shareholders at the Company’s annual shareholders meeting held on January 25, 2002.

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

BASIS OF PRESENTATION: The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2001. The Company follows the same accounting policies in preparation of interim reports.

The results of operations for the nine months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending June 30, 2002.

WINDING-UP ORDER: Effective November 26, 2001, Network Solutions Ltd., the operating subsidiary of Network Solutions Group Ltd., entered into a Winding-up Order with The Insolvency Service in the United Kingdom (“UK”). The Insolvency Service is an executive agency within the Department of Trade and Industry in the UK. The Company anticipates in the near term to also place NetSol UK Ltd, Network Solutions Group Ltd. and Network Solutions Northern Ltd. (non-operating entities) into Winding-up Order status also. The Company anticipates a final dissolution order from The Insolvency Service for these entities to be received within 90-120 days from placement date. None of the UK entities have had any operations for the year ended June 30, 2002. NetSol Technologies has negotiated a settlement agreement with the largest creditor of Network Solutions Ltd. NetSol Technologies has now assumed this debt of approximately $129,000. This settlement was reached to remove the personal guarantee of a prior director of NetSol Technologies, subject to the terms of the agreement being satisfied. The agreement terms are for monthly payments of approximately $3,625 for the 1st twelve months and approximately $7,500 for the next twenty months. Payments commenced in January 2002 and monthly amounts are subject to currency exchange rate fluctuations between the Dollar and British Pound. The net assets of Network Solutions Ltd. (excluding the above amount assumed by NetSol Technologies) are presented as a separate line item under current liabilities on the consolidated March, 2002 balance sheet.

GOING CONCERN: The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management has implemented its plan, which includes closing down its loss generating UK entities, disposal of its German subsidiary, and cost cutting measures at every entity level. Additionally, management’s plans also include the sale of additional equity securities and debt financing from related parties and outside third parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

Uncertainties

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government have announced their intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. Due to these attacks, any response may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact the Company’s physical facilities and operations, which are located in North America, Australia and the Southeast Asian Region (including collectively significant subsidiaries located in Pakistan), or those of their customers. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from customers for services or may negatively impact the clients’ ability to outsource. Currently, there are tensions involving Afghanistan, a neighbor of Pakistan. These hostilities and tensions could lead to political or economic instability in Pakistan and a possible adverse effect on operations and future financial performance. These developments will subject the Company’s worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

FOREIGN CURRENCY: The accounts of Network Solutions Group Ltd. and Subsidiaries and NetSol UK, Limited use British Pounds, Network Solutions PK, Ltd., NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees, NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar and Supernet AG uses the German Mark as the functional currencies. NetSol Technologies, Inc. and subsidiaries NetSol USA, Inc. and NetSol eR, Inc. use U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation gains of $481,682 at March 31, 2002 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

REVENUE RECOGNITION: Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and 98-9. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenue as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin (“ARB”) No. 45 and SOP 81-1.

PRIVATE PLACEMENT: The Company sold 504,849 shares of its restricted Rule 144 common stock in the amount of $98,000 through private placement offerings during the quarter ended March 31, 2002 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

STOCK OPTIONS: On February 16, 2002, the Board of Directors approved and granted a 5,866,000 stock options purchase 5,866,000 shares of common stock of the Company to officers, directors and employees at exercise prices ranging from $0.15 to $0.50 per share, of which, 1,950,000 vested immediately and the remaining 3,916,000 vests 25% on a quarterly basis. In addition, on April 22, 2002, the Board of Directors approved and granted a 1,000,000 stock options purchase 1,000,000 shares of common stock of the Company to officers, directors and employees at exercise prices ranging from $0.20 to $0.25 per share, of which, 300,000 vested immediately and the remaining 700,000 vests 25% on a quarterly basis. There were no other options granted, except for the items mentioned above. There were no shares of stock issued for services during the quarter ended March 31, 2002.

INTANGIBLES ASSETS: Accumulated amortization at March 31, 2002 was $1,441,650 for products licenses, renewals, enhancements, copyrights, trademarks and trade name and $1,212,727 for customer lists.

LITIGATION SETTLEMENT: The Company has reached a settlement agreement involving an ongoing litigation with Adrian Cowler and the Surrey Design Partnership Limited. Pursuant to the Terms of the settlement agreement, the Company issued 650,000 restricted shares of the Company’s common stock valued at $389,860) and will make cash payments aggregating approximately $286,000 over the next four years (through March 31, 2006), of which $158,360 is classified as long term on the balance sheet at March 31, 2002. The Company paid $35,000 in February 2002.

BUSINESS COMBINATIONS ACCOUNTED FOR UNDER THE POOLING OF INTEREST METHOD:

SUPERNET AKTIENGESELLSCHAFT (SUPERNET AG)

On May 2, 2000, the Company issued 425,600 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of Supernet Aktiengesellschaft, a German Company. This business combination was accounted for using the pooling of interest method of accounting under APB Opinion No. 16, and accordingly, the accompanying financial statements have been restated to show the results of operations as if the combination had occurred at the beginning of all periods presented. On May 1, 2001, management of the Company committed to a formal plan to dispose of Supernet AG, a division or segment of the Company, through a sale of all the issued and outstanding shares of Supernet AG. The closing date was on May 21, 2001. The Company is following the guidance of APB No. 30 in the accounting for and disclosure of this disposal. The losses from operations of this discontinued division is presented on the face on the Statement of Operations for all periods presented. There are no applicable corresponding income tax effects, which applied to this disposal. Revenues applicable to this discontinued division were $545,534 for the nine months ended March 31, 2001. Included in accounts payable and accrued expenses at March 31, 2002 is approximately $140,000 that the Company has accrued for, under the terms of the sale agreement.

RECLASSIFICATIONS: Certain accounts balances from the prior year comparable quarter have been reclassified to conform to present quarter presentation.

PART I — FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the quarter ending March 31, 2002.

     Forward-Looking Information.

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company’s realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render the Company’s technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company’s business ultimately is built. The Company does not intend to update these forward-looking statements.

GENERAL

NetSol Technologies, Inc. formally known as NetSol International, Inc. (“NetSol” or the “Company”) is in the business of information technology (“I/T”) services. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. Network Solutions Pvt. Ltd., a subsidiary of NetSol (“NetSol PK”), develops the majority of the software for the Company. NetSol PK was the first company in Pakistan to achieve the ISO 9001 accreditation. NetSol PK is the first IT company in Pakistan to receive the coveted Software Engineering Institute Capability Maturity Model (“SEI CMM”) Level 2 software development assessment. This is one of the highest levels of recognition for quality and best practices a software company can achieve.

Company Business Model

The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex I/T enterprise solutions to achieve its customers’ strategic objectives. Its service offerings include outsourcing, systems integration, customized IT solutions, project/program management and I/T management consultancy, as well as other professional services, including e-business solutions.

Outsourcing involves operating all or a portion of a customer’s technology infrastructure, including systems analysis, system design and architecture, change management, enterprise applications development, network operations, desktop computing and data center management.

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

Proposal Management System (PMS) provides various finance/leasing companies with the ability to quickly assess the worthiness of an applicant applying for a loan or a lease. The core of the system is driven by a strong workflow management engine with integrated links to credit rating agencies and offers an automated point scoring strategy for automatic approval/rejection/referral. It can be customized to link to any Point of Sale System, and it has the ability to integrate any vehicle data provider such as Glass’ Guide in Europe and Australia.

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

Typically, the sales cycle for these products is anywhere between six to twelve months and NetSol derives its income both from selling the license to use the products as well as extensive customization, implementation, support and maintenance. License fees can vary generally between $75,000 to $500,000 per license depending upon the size of the customer and the complexity of the customization. The revenue for the license and the customization flows in several phases and could take from six months to two years before its is fully recognized as income in accordance with accounting principles generally accepted in the United States of America.

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

NetSol further strengthened its US presence on the West and East Coasts. NetSol’s ‘Proximity Development Center’ or PDC model was introduced in the US. PDC provides the Company with the ability to have on shore competencies in project management, systems analysis and design as well as customer relationship management. PDC model provides a face-to-face interaction and interfacing of project managers and high-level developers with the US based customers at very competitive prices.

NetSol USA, as a Government Suppliers Agreement (“GSA”) approved vendor, has the ability to participate in numerous government related contracts and projects tendered by the various government agencies.

Marketing and Selling

The objective of the Company’s marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting and software solutions provider. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and our website and also engineers and oversees central marketing and communications programs for use by each of our business units.

On April 25, 2002, the Company announced that Mark Caton had joined NetSol as Vice President of Sales in the United States. Mr. Caton will manage a team of senior level Account Executives located in Los Angeles, CA; Vienna, VA; and Chicago, IL offices and will launch an aggressive marketing campaign ramping up over the next ninety days. The Sales and Marketing team will focus on selling to both IT consulting companies as well as small to medium sized companies who are looking to substantially reduce the cost of building complex Enterprise Solutions, without compromising on quality. Our dedicated marketing personnel within the business units undertake a variety of marketing activities, including sponsoring focused client events to demonstrate our skills and products, sponsoring and participating in targeted conferences and holding private briefings with individual companies. We believe that the industry focus of our sales professionals and our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements. As a direct result of these initiatives, the company is seeing bigger volumes of leads and prospects in its sales pipeline.

The Company generally enters into written commitment letters with clients at or around the time it commences work on a project. These commitment letters typically contemplate that NetSol and the client will subsequently enter into a more detailed agreement, although the client’s obligations under the commitment letter are not conditioned upon the execution of the later agreement. These written commitments and subsequent agreements contain varying terms and conditions and the Company does not generally believe it is appropriate to characterize them as consisting of backlog. In addition, because these written commitments and agreements often provide that the arrangement can be terminated with limited advance notice or penalty, the Company does not believe the projects in process at any one time are a reliable indicator or measure of expected future revenues.

NetSol provides its services primarily to clients in global commercial industries. In the global commercial area, the Company’s service offerings are marketed to clients in a wide array of industries including, automotive; chemical; tiles/ceramics; Internet marketing; software; medical, banks and financial services.

Geographically, NetSol has operations in North America, the Middle East and Asia Pacific region.

CHANGES IN FINANCIAL CONDITION

Three Months Ended March 31, 2002 as compared to the Three Months Ended March 31, 2001 (restated for discontinued operation).

Net revenues were $854,979 for the quarter ended March 31, 2002. This is a decrease from the revenues of the same quarter for the previous year of $1,850,249 (restated for discontinued operation), which is largely as a result of the closing down of the UK operations. The current quarter revenues approximate the immediately preceding second quarter ended December 31, 2001, which evidence stabilization of the revenues of the company. The Company recently signed a $3 million contract with the Pakistan Software Export Board, which management believes will be profitable and a new source for revenues for the new financial year. The Company is also positioning itself to market its services strongly to the North American and other global markets.

The gross profit was $275,095 in the quarter ending March 31, 2002 as compared with $942,019 (restated) for the same quarter of the previous year. The gross profit percentage has decreased from approximately 38% for fiscal 2001 to approximately 32% for the third quarter of fiscal 2002 as a result of the Company maintaining staffing levels to appropriately position itself for anticipated new agreements, heading into the remainder of the current fiscal year. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure.

Operating expenses were $1,369,704 for the quarter ending March 31, 2002 as compared to $3,418,137 (restated) for the quarter ending March 31, 2001. The decrease in the current fiscal year is largely attributable to the focus on reduction of all non-essential costs. Depreciation and amortization expense increased to $445,506 for the quarter ended March 31, 2002 as compared to $277,733 for the quarter ended March 31, 2001. Combined general and administrative and salaries and wage costs were $791,463 for the quarter ended March 31, 2002, or a decrease of $694,044 from $1,485,507 for the quarter ended March 31, 2001. Non-cash expense of $170,603 related to options granted at below fair value, as accounted for under APB 25, is included in salaries and wages expense for the quarter ended March 31, 2002. This decrease is attributable to reduced operational expenses as the company was in the process of working to reducing costs across the Company. Selling and marketing expenses were comparable for both quarters as the Company has yet to aggressively launch its global marketing efforts.

Net loss was $1,121,998 for the quarter ended March 31, 2002 as compared to $3,256,260 for the quarter ended March 31, 2001. The current quarter loss is also a 19% decrease from the second quarter loss of the current fiscal year of $1,386,356. This resulted in a net loss per share from continuing operations, basic and diluted, of $0.07 for the quarter ended March 31, 2002 as compared with $0.21 (restated) for continuing operations and $0.08 for discontinued operations for the quarter ended March 31, 2001. The current quarter loss per share also represents a significant decrease from the loss per share from continuing operations of $0.10 for the last quarter.

Nine Months Ended March 31, 2002 as compared to the Nine Months Ended March 31, 2001 (restated for discontinued operation).

Net revenues were $2,841,749 for the nine months ended March 31, 2002. This is a decrease from the revenues of the same period for the previous year of $5,761,234 (restated for discontinued operation), which is largely as a result of the closing down of the UK operations. The Company recently signed a $3 million contract with the Pakistan Software Export Board, which management believes will be profitable and a new source for revenues for the new financial year. The Company is also positioning itself to market its services strongly to the North American and other global markets.

The gross profit was $534,119 for the nine months ended March 31, 2002 as compared with $3,036,392 (restated) for the same period of the previous year. The gross profit percentage has decreased from approximately 38% for fiscal 2001 to approximately 19% for the nine months of fiscal 2002, as a result of the Company maintaining staffing levels to appropriately position itself for anticipated new agreements, heading into the remainder of the current fiscal year. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure.

Operating expenses were $4,728,780 for the nine months ended March 31, 2002 as compared to $7,247,651 (restated) for the period ended March 31, 2001. The decrease in the current fiscal year is largely attributable to the focus on reduction of all non-essential costs. Depreciation and amortization expense increased to $1,263,169 for the nine months ended March 31, 2002 as compared to $916,097 for the same period ended March 31, 2001. Combined general and administrative and salaries and wage costs were $2,185,561 for the nine months ended March 31, 2002, or a decrease of $1,645,084 from $3,830,645 for the same period ended March 31, 2001. Non-cash expense of $529,256 related to shares given for services and options granted at below fair value, as accounted for under APB 25, is included in salaries and wages expense for the nine months ended March 31, 2002, as compared to $64,800 for the same period in the previous year. This decrease is attributable to reduced operational expenses as the company was in the process of working to reducing costs across the Company.

Net loss was $4,354,873 for the nine months ended March 31, 2002 as compared to $5,258,674 for the same period ended March 31, 2001. This resulted in a net loss per share from continuing operations, basic and diluted, of $0.30 for the nine months ended March 31, 2002 as compared with $0.36 (restated) for continuing operations and $0.11 for discontinued operations for the same period ended March 31, 2001.

The Company’s cash position was $770,039 at March 31, 2002. This is presented on the financial statements as $52,070 as cash and cash equivalents, and a total of $717,969 as certificates of deposit, which is included in other assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities amounted to $717,189 for the nine months ended March 31, 2002, as compared to $4,431,264 for the nine months ended March 31, 2001, representing an improvement in cash used for operations.

Net cash used for investing activities amounted to $55,789 for the nine months ended March 31, 2002, as compared to $78,784 for the nine months ended March 31, 2001, representing an improvement in cash used for investing activities.

Net cash provided by financing activities amounted to $518,923 for the nine months ended March 31, 2002, as compared to $3,236,026 for the nine months ended March 31, 2001.

The Company’s cash position was $770,039 at March 31, 2002. This is presented on the financial statements as $52,070 as cash and cash equivalents, and a total of $717,969 as certificates of deposit, which is included in other assets.

The Company is continuing to take action to re-focus on its self-sustaining operating subsidiaries, while scaling back significantly on loss making operations and anticipated capital expenditures. The majority of the contracts for NetSol eR and NetSol USA (North American operations) are time and materials contracts which provides good liquidity to fund specific working capital requirements for those entities. In generating this revenue growth, the Company continues to anticipate that capital expenditures requirements will be kept at very low levels throughout fiscal 2002 and into first half of fiscal 2003. The Company presently estimates that it will be able to reduce its current monthly rate of using working capital beginning in its fiscal 4th quarter. In the opinion of management, the Company believes that the impact from certain software sales contracts within its Pakistan subsidiary operations will have an impact upon its liquidity in the short term; however, management does believe that its anticipated positive cash flows from re-focusing on its profitable operations, a reduction in the Company’s projected capital expenditure requirements for the next twelve months, along with the financing options being pursued, cash flows will be sufficient for the foreseeable future to manage the short term liquidity impact from these specific software contracts and finance anticipated working capital requirements. The Company believes that certain of its needed capital will result from the continuing successful collection of its accounts receivable balances as projects are completed throughout the remainder of fiscal 2002.

The company faces a major challenge in continuing to fund its cash losses of around $500,000 a quarter. It uses many different instruments to raise the required capital. One of the most effective has been the exercise of options by employees. This is the cheapest form of capital that the company can raise. Additionally, it further breeds loyalty amongst the company’s 300 strong employees The Company remains confident it can continue to raise sufficient additional funds though private placements of its common stock as was pursued and achieved in the first quarter.

ADDITIONAL RAISE OF CAPITAL

The Company sold 504,849 shares of its restricted Rule 144 common stock in the amount of $98,000 thorough private placement offerings during the quarter ended March 31, 2002 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as referenced in our Form 10-KSB for the year ended June 30, 2001, there are no material, pending legal proceedings to which we or our affiliates is a party or of which any of our or their property is subject which, if adversely decided, would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During December 2001 through March 2002, the Company issued and sold 186,667 shares of common stock for aggregate gross proceeds of $28,000 in a private placement under Rule 506, Regulation D. The class of investors to which the Company sold shares to was “accredited investors”.

On December 7, 2001, the Company entered into a new funding and business development alliance with Red Sea, Ltd., a private investment company investing in small cap technology businesses. The agreement was for the purchase of 2,000,000 restricted Rule 144 shares and 1,000,000 warrants at an average price of $0.38. The shares and the underlying shares of the warrants would be restricted for a period of one year. Red Sea, Ltd. paid a total of $70,000 to the Company but failed to provide the rest of the contracted amount within the time frame required. Based on Red Sea’s breach of the Agreement, NetSol terminated the contract issuing a total of 318,182 shares for the amount paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     (b)  Exhibits and Reports on Form 8-K.

The Company filed reports on Form 8-K on March 14, 2002 and January 25, 2002 during the quarter ended March 31, 2002.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.
(Registrant)

Date: May 20, 2002	/s/ Naeem Ghauri

NAEEM GHAURI Chief Executive Officer

/s/ Syed Husain

SYED HUSAIN Chief Financial Officer/Chief Accounting Officer