Form 10KSB
period 2002-06-30
NETSOL TECHNOLOGIES INC
filed 2002-10-15
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22773

NETSOL TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-4627685 (I.R.S. Employer Identification Number)

24011 Ventura Blvd., Suite 101,
Calabasas, CA 91302
(Address of principal executive offices) (Zip code)

(818) 222-9195 / (818) 222-9197
(Issuer’s telephone/facsimile numbers, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

(None)

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, $.001 PAR VALUE
(TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [  ]

Registrant’s net revenues for the fiscal year ended June 30, 2002 were $3,578,113.

As of October 4, 2002, Registrant had 19,445,499 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $1,484,624.61. This calculation is based upon the closing sales price of $0.21 per share on September 4, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X]

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PAGE

PART I

Item 1	Description of Business	[1]
Item 2	Description of Property	[8]
Item 3	Legal Proceedings	[9]
Item 4	Submission of Matters to a Vote of Security Holders	[10]

PART II

Item 5	Market for Common Equity and Related Stockholder Matters	[10]
Item 6	Management’s Discussion and Analysis	[10]
Item 7	Financial Statements	[14]
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	[14]

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	[14]
Item 10	Executive Compensation	[16]
Item 11	Security Ownership of Certain Beneficial Owners and Management	[18]
Item 12	Certain Relationships and Related Transactions	[19]

PART IV

Item 13	Exhibits and Reports on Form 8-K	[19]

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

ITEM 1 - BUSINESS

General

NetSol Technologies, Inc. (F/K/A NetSol International, Inc. “NetSol” or the “Company”) is in the business of information technology (“I/T”) services. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. Network Technologies Pvt. Ltd. (“NetSol PK”) develops the majority of the software for the Company. NetSol PK was the first company in Pakistan to achieve the ISO 9001 accreditation. This year, the Company also obtained the SEI CMM Level 2 accreditation. This is one of the highest levels of recognition for quality and best practices a software house can achieve.

Company Business Model

Company’s business model has evolved over the passed five years. NetSol now offers a broad spectrum of IT products and IT services that deliver a high return on investment for its customers. NetSol has perfected its delivery capabilities by continuously investing in maturing its software development and Quality Assurance (“QA”) processes. NetSol’s key competitive advantage is its ability to build high quality enterprise applications using its offshore development facility in Lahore, Pakistan. Over 80% of NetSol’s revenue is generated in US Dollars and 80% of its overhead is incurred in Rupees, providing NetSol with a distinct cost arbitrage business model.

NetSol, from the outset, invested heavily in creating a state of the art, world-class software development capability. A series of QA initiatives have delivered to NetSol the ISO 9001 certification as well as the assessment at CMM level 2 by Carnegie Mellon’s SEI (Software Engineering Institute). Company has been told it is technically too far along to obtain CMM 3 and it should bypass this assessment and seek CMM level 4 instead. NetSol’s management anticipates the Company will be able to attain a CMM Level 4 assessment, by the end of 2003 fiscal year. The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex I/T enterprise solutions to achieve its customers’ strategic objectives. Its service offerings include outsourcing, systems integration, customized IT solutions, project/program management and I/T management consultancy, as well as other professional services, including e-business solutions.

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

Typically, the sales cycle for these products is anywhere between six to twelve months and NetSol derives its income both from selling the license to use the products as well as extensive customization, implementation, support and maintenance. License fees can vary generally between $75,000 up to $1,000,000 per license depending upon the size of the customer and the complexity of the customization. The yearly maintenance and enhancement could add up to 30% over the value of license. The revenue for the license and the customization flows in several phases and could take from six months to two years before its is fully recognized as income in accordance with generally accepted accounting principles.

STATUS OF ANY NEW PRODUCTS OR SERVICES

The Company expanded its menu of software into banking and other financial areas. NetSol PK launched new customized banking applications software. The Company has the technical know how and capability to successfully enter this vibrant banking sector. Over eight new business development and project management teams in the area of banking and finance were created in the second quarter of 2001. As a result of this new initiative, NetSol added a new fortune 500 customer such as Citibank in Pakistan. The entry in the banking sector was broadened by creating new relationships with yet new customers such as Askari Bank and a few other local customers in Asia Pacific region.

As a result of continuing weakness in IT spending in the US, NetSol’s US subsidiaries have curtailed their business development activities. We are conserving cash, earmarked for marketing in the US. Once these challenging times have passed, we believe we can utilize those funds much more effectively as technology spending in the US becomes more active.

The concept of the PDC has proved successful for NetSol in fiscal year 2001. NetSol eR, Inc., and NetSol USA, Inc., both wholly owned subsidiaries of NetSol, implemented PDC models with their customers such as Leverage Consulting, OPSION Medical, Voice Stream Wireless and Global One. NetSol USA also specializes in providing professional IT consultants and project managers to fortune 500 companies and, as a Government Suppliers Agreement (“GSA”) approved vendor, it has the ability to participate in numerous government related contracts and projects tendered by the various government agencies.

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

We believe that the industry focus of our sales professionals and our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements. With the US technology market slow down, NetSol marketing teams are concentrating on the markets overseas with an eye on the US market.

On April 25, 2002, the Company announced that Mark Caton had joined NetSol as Vice President of Sales in the United States. Mr. Caton’s responsibilities included management of a team of senior level Account Executives located in Los Angeles, CA and Vienna, VA offices and launching an aggressive marketing campaign ramping up over the next ninety days. The Sales and Marketing team will focus on selling to both IT consulting companies as well as small to medium sized companies who are looking to substantially reduce the cost of building complex Enterprise Solutions, without compromising on quality. We believe that the industry focus of our sales professionals and as our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements. However, this initiative has not paid the dividends we were expecting and in September 2002, we reduced the sales and marketing team to a size we believe is appropriate for the current demand for our services in the North American market.

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

Geographically, NetSol has operations throughout North America, the Middle East and Asia Pacific region. With limited operation in Europe.

During the last two fiscal years, the Company’s revenue mix by major markets was as follows:

	2002	2001

North American (NetSol USA, NetSol eR, Intereve)	41%	38%
Europe (NetSol UK, Network Solutions Group)	0%	15%
Other International (Abraxas, Network Solutions PK, NetSol Private PK, NetSol Connect)	59%	47%
Total Revenues	100%	100%

Fiscal Year 2002 Performance Overview

Global Commercial Market: New contracts were awarded in various markets worldwide and NetSol added these customers in fiscal year 2002: Citibank Pakistan, Pakistan; Askari Bank, Pakistan; Yamaha Motors, Australia; Style Textiles, Pakistan; United Nations Development Program, Pakistan; Election Commission of Pakistan, Pakistan; and ICI Dulux, Pakistan. In addition, NetSol continues its services to these customers as well: Volvo Finance Australia, Australia; OPSION Medical, USA; Leverage Consulting, USA; 9th SAF Games, Pakistan; Daimler-Chrysler Asia Pacific, Thailand and Singapore; and, Mercedes Benz Finance, Australia. The Company diversified its services by launching new customized IT solutions for financial and banking sectors. The Company built a new team of technical and marketing staff to cater to this sector exclusively. NetSol development teams are diligently working on designing the system for Citibank. The Company has effectively expanded its development base and technical capabilities by training its programmers to provide customized IT solutions in many other sectors and not limiting itself to lease and finance industries. The Company believes that the offshore development concept has been successful as evidenced by several companies in India, which according to the recent statistics by the Indian IT agency, NASSCOM, had software exports exceeded $5 billion in the calendar year 2000 and to $7 billion in 2001. This upward trend is expected to continue albeit at a slower pace due to the general decline in technology sector in the recent months. According to an article by Reuters dated August 23, 2001, India’s software association scaled down export growth target estimates to between 40 and 45 percent and forecasts exports to reach $8.5-9 billion in the year to March 2002. About 60% of the business currently comes from the United States.

The Australian market continues to be vibrant as NetSol maintains its customers such as GMAC Australia, St. George Bank and Volvo Australia. The Company continues to pursue new customers and new business from its existing customers for its core product lines.

NetSol CONNECT was launched in early 2000 in Karachi, Pakistan’s largest city. Prior to NetSol CONNECT’s technology being brought to Karachi, the concept of high speed Internet Service Provider (“ISP”) backbone infrastructure was new in Pakistan. NetSol was the first company to turn such concept into reality. In the past two years NetSol CONNECT has become the second largest high speed and fast access ISP in Karachi. NetSol believes the ISP space is still in its infancy and the growth prospects are extremely good. By the end of Fiscal year 2002, the direct membership was over 40,000 subscribers. The main competitor of NetSol CONNECT has subscriber base in the range of 40,000-50,000 in Karachi and has been in business for over 7 years. NetSol CONNECT has been able to attract a number of local and multi-national corporate clients in addition to individual retail customers. NetSol IR, a brand of NetSol Connect, was ranked by Pakistan’s Ministry of Science & Technology as one of the leading brand in the regional markets of Karachi, Pakistan with respect to high speed connectivity and service. NetSol IR rapid growth has contributed to NetSolCONNECT revenue in excess of 40% in the corporate sector. The retail business continues to hold steady with revenue close to 60%.

Technology Campus

The Company broke ground for its Technology Campus in January 2000 with a three-phase plan of completion. Initially, the Company anticipated the completion of Phase One by fall 2000, but due to the delay in financing, the completion is expected now sometime in 2003. Phase One of construction is over 80% complete. This phase alone will accommodate up to 600 IT professionals. By relocating the entire Pakistan operation from its current leased premises to the Campus, the Company would save approximately $150,000 annually. Once fully operational and completed, the campus is expected to house over 3,000 I/T professionals in approximately three acres. The campus site is located in Pakistan’s second largest city, Lahore, which has a population of six million. An educational and cultural center, the city is home to several leading universities of Engineering and Technology, as well as FAST, the largest computer research and training institute in Pakistan. The city is also the home of The University of Punjab founded in 1882, the oldest university in Pakistan. The Company is making this investment to attract contracts and projects from blue chip customers from all over the world. This campus will be the first purpose built software building with state of the art technology and communications infrastructure in Pakistan.

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

To encourage all employees to build on our core values, we reward teamwork and promote individuals who demonstrate these values. NetSol offers all of its employee’s opportunity to participate in its stock option program. Also, the Company has an intensive orientation program for new employees to introduce our core values and a number of internal communications and training initiatives defining and promoting these core values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based. NetSol worldwide is an equal opportunity employer.

There is significant competition for employees with the skills required to perform the services we offer. We believe that we have been successful in our efforts to attract and retain the highest level of talent available, in part because of our emphasis on our core values, training and professional growth. We intend to continue to recruit, hire and promote employees who share this vision.

As of June 30, 2002, we had 245 full-time employees; comprised of 173 I/T project personnel, 44 employees in general and administration and 28 employees in sales and marketing. There are 6 employees in the United States, 235 employees in Pakistan, 3 in Australia and 1 in United Kingdom. None of our employees are subject to a collective bargaining agreement.

Competition

Neither a single company nor a small number of companies dominate the I/T market in the space in which the Company competes. A substantial number of companies offer services that overlap and are competitive with those offered by NetSol. Some of these are large industrial firms, including computer manufacturers and computer consulting firms that have greater financial resources than NetSol and, in some cases, may have greater capacity to perform services similar to those provided by NetSol.

Some of the competitors of the Company are International Decisions Systems, Mchugh Systems, EDW, Data Scan, KPMG, CrestSoft, Systems Limited, Cybernet, Tenhill, SouthPac Australia and a few others. These companies are scattered worldwide geographically. In terms of offshore development, we are in competition with some of the Indian companies such as Wipro, HCL, TCS, InfoSys, Satyam, Infoway and others. Many of the competitors of NetSol have longer operating history, larger client bases, and longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, and public relations resources than NetSol. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

Customers

Some of the customers of NetSol include Daimler Chrysler Finance — Singapore; Mercedes Benz Leasing — Thailand; Debis Portfolio Systems, UK and Mercedes Benz Finance — Australia; Yamaha Motors-Australia. In addition, NetSol provides off shore development and customized I/T solutions to blue chip customers such as Citibank, Pakistan; VoiceStream Wireless, USA; BSAF Games, USA; Leverage Consulting, USA; OPSION Medical, USA; Askari Bank, Pakistan. Only one of our customers accounted for 11% of our revenues during fiscal year 2002.

The Internet

The Company is committed to regaining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet provides greater convenience and efficiency to customers and, in turn, to the Company. The Company receives 150,000 hits per month to www.netsoltek.com.

Through its Web site, customers, potential customers and investors can access a wide range of information about the Company’s product offerings, can configure and purchase systems on-line and can access volumes of support and technical information about the Company.

\

Operations

The Company’s headquarters are in Calabasas, California. In its effort to cut costs, the Company continues to be responsible for its investor relations and public relations in-house. Nearly 75% of the production and development is conducted at NetSol in Lahore, Pakistan. The other 25% of development is conducted in the Proximity Development Center or “PDC” in the US. The majority of the marketing is conducted through NetSol USA, NetSol eR and Abraxas who also service and support the clients in Europe and USA. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions. A significant portion of the software is developed in Pakistan. Despite of the global unrest, regional tension and downturn in the US markets, the economy of Pakistan is bouncing back. For the first time in the history of Pakistan, the foreign exchange reserve has exceeded $8.2 billion in comparison with just below $2.0 billion in 2000. The stock market in Pakistan is the most bullish in the Asia Pacific region with market growth over 87% year to date (Karachi Stock Exchange on October 18, 2001 was at 1,103 points vs. 2,067 points on October 9, 2002). Pakistan, now a close US ally, is recognized by the western world as becoming very conducive and attractive for foreign collaboration and investments. The Company is in an extremely strong position to continue to use this offshore model which includes competitive price advantage to serve its customers.

NetSol USA (comprising NetSol eR in Calabasas and NetSol USA in Virginia) functions as the service provider for the US based customers both in the consulting services area as well as in the project management. In addition, the Virginia office provides greater access to the emerging markets on the East Coast. Both NetSol USA and NetSol eR are exploring opportunities for marketing alliances with local companies to reduce its marketing expenditure.

Organization

NetSol Technologies, Inc. (formerly NetSol International, Inc.) was founded in 1997 and is organized as a Nevada corporation. The Company amended its Articles of Incorporation on March 20, 2002 to change its name to NetSol Technologies, Inc.

The success of the Company in the near term will depend, in large part, on the Company’s ability to (a) minimize additional losses in its operations; (b) raise funds for continued operations and growth; and (c) enhance and streamline sales and marketing efforts the United States, Asia Pacific region, Pakistan, Japan and Australia. However, management’s outlook for the continuing operations, which has been consolidated and is being streamlined in recent months, remains optimistic. With continued emphasis on a shift in product mix towards the higher margin consulting services, the Company anticipates to be able to improve operating results at its core by reducing costs and improving gross margins.

In the event NetSol needs additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, NetSol may be unable to expand its business or develop new customers as desired and our operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

Some of the more prominent known risks and uncertainties of NetSol’s business are set forth below. However, this section does not discuss all possible risks and uncertainties to which NetSol and its businesses are subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

Such other factors include, among others, those described in the “Business” section and elsewhere in “Management’s Discussion and Analysis” and those factors listed below. Some of those factors will change with the sale of the operations described elsewhere herein.

Risk Factors

The following important factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB or presented elsewhere by management from time to time.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS INDICATING THERE IS DOUBT AS TO WHETHER WE CAN REMAIN IN BUSINESS.

In its audit report dated September 23, 2002, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependant upon our obtaining sufficient additional financing for our operations or reaching profitability. We cannot assure you that we will be able to generate internally or raise sufficient funds to continue our operations, or that our auditors will not issue another going concern opinion. Our failure to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on our business and financial condition and on our ability to continue as a going concern.

THE COMPANY MAY NOT BE ABLE TO REALIZE THE BENEFIT OF ITS STRATEGIC RESTRUCTURING PLAN

While the Company is confident of its ability to realize the benefits of the strategic restructuring plan, the level of benefits to be realized could be affected by a number of factors including, without limitations, (a) the Company’s ability to raise sufficient funds, (b) to close down the ineffective operations of the Company, (c) to operate the Company as planned without further shareholder hostile takeover interruptions, and (d) to tolerate and stabilize during the changes in the US market in the technology industry (e) react effectively to the global political and business effects of the events of September 11, 2001 in the United States.

IF REGIONAL HOSTILITIES OR TERRORIST ATTACKS INCREASE, OUR BUSINESS COULD SUFFER AND THE PRICE OF OUR EQUITY SHARES AND OUR REVENUES COULD GO DOWN.

Pakistan has from time to time experienced social and civil unrest and hostilities with neighboring countries and is currently involved diplomatically in stabilizing the Pakistan, Afghanistan and Indian region. In recent years, there have been military confrontations between India and Pakistan in the Kashmir region. Currently, there are tensions involving Afghanistan, a neighbor of Pakistan. These hostilities and tensions could lead to political or economic instability in Pakistan and a possible adverse effect on our business, our future financial performance and the price of our equity shares and our revenues. This is important in the current context, as the terrorist attacks in the US in September 2001 have affected the markets all over the world. The possible prolonged battle against terrorism by the US could lengthen these regional hostilities and tensions thereby affecting the Pakistani economy as well as our business, our future financial performance, our stockholders’ equity and the price of our equity shares and our revenues.

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

We expect to continue to expand our international operations. We currently have offices in Pakistan and Australia. We have limited experience in marketing, selling and providing our services internationally. International operations are subject to other inherent risks, including:

•	political uncertainty in Pakistan and the South-East Asian Region, particularly in light of the events in the United States on September 11, 2001.

•	recessions in foreign countries;

•	fluctuations in currency exchange rates;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property in some countries;

•	political instability or changes in regulatory requirements or overthrowing the current government in the foreign countries; and

•	U.S. imposed restrictions on the import and export of technologies.

WE DEPEND HEAVILY ON A LIMITED NUMBER OF CLIENT PROJECTS AND THE LOSS OF ANY WOULD ADVERSELY AFFECT OUR OPERATING RESULTS

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for whom we perform large projects. During the year ended June 30, 2002, one customer accounted for approximately 11% of net revenues. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, could have a material adverse effect on our business, financial condition and results of operations.

IF ANY CLIENT UNEXPECTEDLY TERMINATES THEIR CONTRACTS WITH US OUR BUSINESS COULD BE ADVERSELY AFFECTED

Our clients, with limited advance notice and without significant penalty, can cancel some of our contracts. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff, which were allocated to that client’s project. The cancellation or a significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

THE MARKET PRICE OF OUR COMMON STOCK FLUCTUATES SUBSTANTIALLY. YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK QUICKLY AT THE CURRENT MARKET PRICE.

The market price of our common stock has been highly volatile and will likely fluctuate significantly. Attempts to purchase or sell relatively small amounts of our common stock could cause the market price of our common stock to fluctuate significantly. Low trading volume levels may also affect our stockholders’ ability to sell shares of our common stock quickly at the current market price. In addition, sales of substantial amounts of our common stock, or the perception that such sales could occur, would adversely affect the prevailing market prices for our common stock. In addition, OTC Bulletin Board or Nasdaq equity securities trading under five dollars ($5.00) per share which fail to meet certain minimum net tangible asset or average revenue criteria are subject to the requirements of the rules relating to “Penny Stocks” under Section 15(g) of the Exchange Act, which impose additional disclosure requirements upon broker-dealers in connection with any trades involving such stock. Such securities may also become subject to Rule 15g-9 under the Exchange Act, which imposes certain sales practice requirements upon broker-dealers involving the suitability of customers to buy the stock. The additional burdens imposed upon broker-dealers should our common stock become subject to such requirements could discourage them from effecting transactions in our common stock and/or affect their ability to effect such transactions. In such event, the market liquidity of our common stock could be materially adversely affected.

DELISTING FROM NASDAQ SMALL CAP

Nasdaq has commenced delisting of companies whose stock trades at less than $1.00 for a period of 30 consecutive trading days unless the company can qualify under the Initial Listing Criteria for the Nasdaq Small Cap Market under Marketplace Rule 4319(c)(2)(A). In that case, the company would be granted an additional 180-calendar days grace period to demonstrate compliance. The staff at Nasdaq has informed the Company on August 13, 2002, that the Company has an additional 180 calendar days to demonstrate compliance. If the Company is unable to do so, it may be delisted from Nasdaq Small Cap and it will trade on the Over-the-counter Bulletin Board.

OUR STOCK PRICE IS VOLATILE AND MAY RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS

The trading price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in operating results and our achievement of key business metrics;

•	changes in earnings estimates by securities analysts;

•	any differences between reported results and securities analysts’ published or unpublished expectations;

•	announcements of new contracts or service offerings by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	general economic or stock market conditions unrelated to our operating performance;

•	In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources;

•	Demand for its services and products; and

•	Delisting from Nasdaq Small Cap and trading on Over-the-Counter Bulletin Board.

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

Our business is labor intensive and our success depends in large part upon our ability to attract, retain, train and motivate highly skilled employees. Because of the rapid growth in the I/T sector, there is intense competition for employees who have data modeling, creative application design, technical and program management experience. In addition, the Internet has created many opportunities for people with the skills we seek to form their own companies or join startup companies and these opportunities frequently offer the potential for significant future financial profit through equity incentives, which we cannot match. We may not be successful in attracting a sufficient number of highly skilled employees in the future, or in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

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

We believe that the principal competitive factors in our markets include:

•	ability to integrate strategy, experience modeling, creative design and technology services;

•	quality of service, speed of delivery and price;

•	industry knowledge;

•	sophisticated project and program management capability; and

•	Internet technology expertise and talent.

We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

•	the ability of our competitors to hire, retain and motivate professional staff;

•	the development by others of Internet services or software that is competitive with our solutions; and

•	the extent of our competitors’ responsiveness to client needs.

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

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government have announced their intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. The attacks and any response may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact our physical facilities and operations, which are located in North America, Australia and the Middle East, or those of our clients. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from our clients for our services or may negatively impact our clients’ ability to outsource. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business and your investment.

A COMMITTEE OF CREDITORS COULD FORCE THE COMPANY INTO INVOLUNTARY BANKRUPTCY

As result of the proxy contest initiated by the Shareholders Group LLC in May of 2001, the Company incurred expenses in excess of $500,000. Currently, the Company has been able to negotiate with each creditor and make payments, however, in the event the Company is unable to continue with such payments, a committee of creditors may force the Company into involuntary bankruptcy.

ITEM 2 - PROPERTIES

The Company moved from its 4,690 square feet offices to its new headquarters in Calabasas, California with its subsidiary NetSol eR, Inc., in October 2002. The move was made to cut costs and expenses since the former lease cost the Company approximately $13,000 per month. The new facilities, which house NetSol eR and NetSol, are approximately 1,575 rentable square feet and the monthly rent for both NetSol eR and NetSol is $2,363.50 per month. The lease is on a month-to-month bases and the Company has paid in advance for six months. The term of the Company’s prior lease was for seven years; however, the Company was able to negotiate with the landlord to terminate that lease and has no further obligations to the landlord on that lease. The current facilities are located at 24011 Ventura Boulevard, Suite 101, Calabasas, CA 91302.

Other leased properties as of the date of this report are as follows:

Location/Approximate Square Feet		Purpose/Use

Australia Facility	1,250	Computer and General Office
Pakistan Facility	30,000	Computer and General Office
United Kingdom	2,400	General Office (Closed down as of January 2002)
Virginia	300	General Office

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2002 through 2004.

Technology Campus

The Company broke ground for its Technology Campus in January 2000 with a three phase plan of completion. Initially, the Company anticipated the completion of Phase One by fall 2000, but due to the delay in financing activities, the completion is expected now sometime in 2003. Phase One of construction is over 80% complete. This phase alone will accommodate up to 600 IT professionals. By relocating the entire Pakistan operation from its current leased premises to the Campus, the Company would save approximately $150,000 annually. Once fully operational and completed, the campus is expected to house over 3,000 I/T professionals and is approximately three acres in size. The campus site is located in Pakistan’s second largest city, Lahore, which has a population of six million. An educational and cultural center, the city is home to several leading universities of Engineering and Technology and FAST, the largest computer research and training institute in Pakistan. The city is also the home of The University of Punjab founded in 1882, the oldest university in Pakistan. The Company is making this investment to attract contracts and projects from blue chip customers from all over the world. This campus will be the first purpose built software building with state of the art technology and communications infrastructure in Pakistan. NetSol selected this site after careful consideration and research of the long-term benefits of the location and return on investment. Due to the fast growth of technology business in Pakistan, the city of Lahore is fast becoming the “Silicon Valley” of Pakistan. Just recently quite a few multi-national IT related firms have launched their presence in Lahore. NetSol is making this investment to ultimately attract much bigger contracts and projects from the major and blue chips customers from all over the world. This campus will be the first and fully dedicated software building with state of the Art technology and communications infrastructure.

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

ITEM 3 - LEGAL PROCEEDINGS

1. The Company was served with a lawsuit filed in Superior Court of California, Los Angles County (West District) by Allied Interstate, Inc. (“Allied”) on May 23, 2002, for damages incurred as a result of breach of contract and related claims based upon the alleged failure to pay involving a stock repurchase agreement with SuperNet. Allied is seeking damages in excess of $60,000.00. The Company has filed a response to Allied’s lawsuit. The Court has ordered mediation to take place prior to February 13, 2003. NetSol is hopeful that the mediation will result in a successful resolution of this case, and if it does not, the Allied’s lawsuit will be vigorously defended and the Company hopes to win on the merits of its case.

2. On July 31, 2002, Herbert Smith, a law firm in England, which represented NetSol in the Surrey matter, filed claim for the sum of 171,732.72 pounds sterling ($267,901.92 as of October 11, 2002), plus interest in the High Court of Justice Queen’s Bench Division. NetSol and Herbert Smith are currently in negotiations to enter into an agreeable payment plan to resolve this dispute. If the parties are unable to enter into a settlement agreement, then once Herbert Smith has its judgment, it will have to come to the US to enforce that judgment on NetSol.

3. On July 26, 2002, the Company was served with a Request for Entry of Default by Surrey Design Partnership Ltd. (“Surrey”). In Surrey’s Complaint for Damages which was filed with the Request for Entry of Default in Superior Court of California, County of Los Angeles (Central District), the sum of $288,743.41 plus interest at the rate of 10% above Bank of England base rate from January 13, 2002 until payment in full is received, plus costs was sought. On January 29, 2002, Surrey filed a Consent Order with the High Court of Justice, Queens Bench division stating that the action filed by Surrey would be stayed if 218,000 pounds sterling was paid in accordance to a payment schedule agreed to by both parties. NetSol made payments up to May of 2002, but because of cash flow difficulties, was unable to make payments thereafter. On September 25, 2002, the parties signed an Agreement to Stay Enforcement of Judgment whereby NetSol will make further payments to Surrey until the entire sum is paid. NetSol does not anticipate any further action on this matter.

4. On April 29, 2002, Kilroy Realty L.P. filed an unlawful detainer action against the Company for unpaid rent. The parties entered a Stipulation to Entry of Judgment on July 10, 2002 whereby the rent owed by the Company would be taken out of a Letter of Credit held by Kilroy and the rent from August 2002 to February 2003 would be paid from the letter of credit with a promise by the Company to replenish the letter of credit in February. Kilroy did not draw on the letter of credit and on September 26, 2002, the Parties agreed to terminate the lease and NetSol agreed to pay $70,000 for the back rent owed to Kilroy. This matter is closed.

5. A Nevada state court placed the Company into a Receivership on June 19, 2001 as a result of a proxy contest by a group of shareholders. Ultimately, the Court invalidated their actions and the shareholders group disbanded their actions and dissolved their group; whereupon, the court removed the Receiver from the Company on August 3, 2001 and returned full control of NetSol to the incumbent Board of Directors and management.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; RECENT SALES OF UNREGISTERED SECURITIES

(a)  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION — Common stock of NetSol Technologies, Inc. is listed and traded on NASDAQ Small Cap under the ticker symbol “NTWK.”

The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the NASDAQ for each quarter during the last two fiscal years.

	2002		2001
Fiscal
Quarter	High	Low	High	Low

1st (ended September 30)	2.15	0.16	35.00	11.31
2nd (ended December 31)	0.46	0.15	15.25	4.00
3rd (ended March 31)	0.41	0.20	8.875	2.375
4th (ended June 30)	0.27	0.09	6.00	0.625

RECORD HOLDERS — As of October 4, 2002, the number of holders of record of the Company’s common stock was 125. As of October 4, 2002, there were 19,445,499 shares of common stock issued and outstanding.

DIVIDENDS — The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

(b)  RECENT SALES OF UNREGISTERED SECURITIES

The Company conducted three private raises in fiscal year 2002:

The Company sold 504,849 shares of its restricted Rule 144 common stock in the amount of $98,000 through private placement offerings during the quarter ended March 31, 2002 pursuant to Rule 506, of Regulation D of the Securities and Exchange Act of 1933. The class of investors to which the Company sold shares to was “accredited investors”.

During December 2001 through March 1, 2002, the Company issued and sold 186,667 shares of common stock for aggregate gross proceeds of $28,000 in a private placement under Rule 506, Regulation D of the Securities and Exchange Act of 1933. The class of investors to which the Company sold shares to was “accredited investors”.

On December 7, 2001, the Company entered into a new funding and business development alliance with Red Sea, Ltd., a private investment company, investing in small cap technology businesses. The agreement was for the purchase of 2,000,000 restricted Rule 144 shares and 1,000,000 warrants at an average price of $0.38. The shares and the underlying shares of the warrants would be restricted for a period of one year. Red Sea, Ltd. paid a total of $70,000 to the Company but failed to provide the rest of the contracted amount within the time frame required. Based on Red Sea’s breach of the Agreement, NetSol terminated the contract issuing a total of 318,182 restricted shares for the amount paid.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company’s objective is to maximize stockholder value by executing a strategy that focuses on a balance of three priorities: growth, profitability and liquidity. The following discussion highlights the Company’s performance in the context of these priorities. This discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes.

By the end of the fiscal year June 30, 2002, as result of the actions prompted by the dissident NetSol Shareholders Group, LLC (“Shareholders Group”), the Company’s management had regained control of the offices in August 2001. The departure of the Receiver at the same time allowed the management to focus successfully on continued delivery of programming and support resources to our customers and ensure that the customers and employees of NetSol maintain their relationship with the Company. Through the fiscal 2002, the Company has continued to feel the after effects of the invalid takeover attempt of the Shareholders Group in June 2001. This, combined with the September 11 attacks, had a profound impact on the Company’s ability to execute on its business plan. The areas that suffered the most are: valuation of the stock price, hampered ability to raise financing in the public markets, and legal actions initiated by certain business affiliates as our ability to deliver on commitments was compromised. The management’s key challenge is to put the Company on the road to recovery and, eventually, profits. This has to be achieved against a backdrop of a severe downturn in demand for IT products and services. The management is up to the challenge and undertook key initiatives in the following areas: major cost reductions world wide, consolidation of offices and product lines, closure and divestment of non-core businesses such as the UK and the German operations and the downsizing employee headcount by over 35% from nearly 400 employees to 245 worldwide. In addition, the senior management in the Pakistan subsidiary reduced their salaries by over 25%, while the US based senior management either deferred their salaries or simply converted their salaries to exercise stock options in lieu of their cash pay. In addition, nearly $400,000 cash was injected by at least 100 employees worldwide by way of exercising their stock options.

The parent company has contributed in the cost cutting drive. Corporate overheads have been reduced by over 50% of its normal operating costs in 2002. This was accomplished by eliminating certain senior level positions, drastic reduction in IR/PR expenses by in-house sourcing and reduction in general administrative expenses. In September 2002, the management was able to negotiate a mutual release from their seven year lease of its offices in Calabasas. The Company was able to negotiate with the landlord to terminate that lease. The new offices are leased on a month to month basis and is 1,575 square feet compared to prior office space of 4,690 square feet. The rent for the new space is $2,363.50 per month as compared to almost $13,000 per month for our prior office space.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. The Lahore facility was able to achieve CMM Level 2 assessment, as the first software house in Pakistan to achieve this assessment. The Lahore subsidiary was told that it would easily qualify for CMM level 3 and to skip that qualification and seek CMM level 4 assessment in the near future. The Lahore subsidiary is currently in the process of obtaining its CMM level 4 assessment.

The Company has undertaken many new initiatives for business development in the Asia Pacific region, UK and North America. Against a global downturn in the technology sector, NetSol has been able to secure new projects both in Pakistan and in Asia Pacific regions. Despite its new marketing endeavors in early 2002, the Company was unable to secure any new business in the US in 2002. Faced with the bearish public market sentiment in the US, the Company scaled down efforts both in marketing and business development in the US and decided to explore the emerging and more active markets in the Asia Pacific and UK Regions.

The Company’s stock has been volatile, as a result we have been unable to secure any major financing. Conversely, the stock market in Pakistan is extremely bullish (Karachi Stock Exchange gained 87% from October 2001 to October 2002). NetSol has taken this opportunity to explore options taping into the Pakistani market for new equity based financing. We have seen good progress with this initiative and are confident that there are possibilities of major institutions investing in a matured IT company such as NetSol. NetSol, a seven year old software company in Pakistan, commands great respect and has a well-established brand name. The management is optimistic that it could open this new source of funding over the next few quarters.

PERFORMANCE OF NETSOL USA AND NETSOL ER

Compared to fiscal 2001, the gross revenues for NetSol USA and NetSol eR were lower by approximately 57% which is mainly due to a severe downturn in the US technology spending. The Company’s management continues to face resistance from existing and potential customers to sign new projects. In September 2002, the management made a decision to curtail new business development and marketing expenditure to reflect the current state of the technology sector. Our objective is to sustain the operation with reduced overheads during the downturn. We are, however, looking at new alliances and partnerships, where we do not have to incur upfront marketing costs by revenue sharing with other lead contractors. These tactical moves are warranted by the challenges in the IT services sector and does not change our core business model where we aim to be the lead contractor in a majority of business that we are able to gain.

CASH RESOURCES

The Company continues to work with a limited amount of working capital. The Company relies upon its creditors to agree on accepting deferred payments until the total debt is discharged. The Company also relies upon a close group of insiders and other shareholders to continue to invest in the company from time to time through various private placement offerings. The management has so far to successfully work on both these fronts to ensure adequate cash is available to meet its commitments.

The management believes subsequent to June 30, 2002 the liquid position of the company has improved significantly due to settlement with Kilroy Property, the Company’s prior landlord, for the previous office space. The addition of new contracts in the Asia Pacific region in fiscal year 2003 will improve the liquidity and working capital position as we start generating the invoices from these new customers.

CHANGE IN MANAGEMENT

During the fiscal year, Syed Husain, the Chief Operating Officer (“COO”) and Rick Poole, the Chief Financial Officer (“CFO”) left the Company. Najeeb Ghauri has been appointed CFO, Secretary in addition to his role of Vice Chairman of the Board of Directors.

THE COMMITMENT OF THE MANAGEMENT AND EMPLOYEES

NetSol’s existing employees and management continue to show their loyalty and support to the Company. In spring and summer of 2002, the Company decided to cut costs and a number of executives and employees left the Company. However, the remaining teams of executives and employees have shown a great deal of loyalty and commitment by helping to re-build the Company as they continue to invest into the Company by way of exercising their option grants and defer some salaries.

BUSINESS DEVELOPMENT

The Company has been able to refocus its business development activities by enhancing its marketing teams in Asia Pacific Region. In 2002 six more senior level marketing personnel were added to cover the markets of Asia Pacific. New contracts were added due to this initiative. In the US similar efforts were made but the results have been unimpressive, primarily due to the overall slump in the technology sector.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2002 COMPARED TO THE YEAR ENDED JUNE 30, 2001

Net revenues for the year ended June 30, 2002 were $3,578,113 as compared to $6,726,836 for the year ended June 30, 2001. Net revenues is broken out among the subsidiaries as follows:

	2002	2001

Network Solutions PK, NetSol Private PK, NetSol Connect	$1,931,639	$2,922,088
Abraxas	192,655	222,612
NetSol UK	-0-	1,038,261
NetSol eR, NetSol USA and Intereve Corporation	1,453,819	2,543,875
Total Net Revenues	$3,578,113	$6,726,836

The total consolidated net revenue for fiscal year 2002 was $3,578,113 compared to $6,726, 836 in fiscal year 2001. This is a 47% decline in revenue, which could be directly attributed to the downturn in technology sector worldwide. The operating loss of operations was $5,778,924 including a depreciation & amortization charge of $2,115,399. The loss also includes settlement expenses of $549,860 for the UK and German entities. The total loss of operations including the above mentioned non-cash charges was $5,778,924, which is a significant reduction of 63% from $15,479,779 in fiscal year 2001. The net loss in 2002 was $5,998,864 against $14,049,942 in FY 2001 or 57% reduction. Similarly the net loss per share dropped to $0.40 in 2002 against $1.25 in 2001. The total weighted average of shares outstanding basic and diluted was approximately 15.0 million in 2002 against 11.2 million in 2001.

The Company experienced a revenue decrease from the prior year for its North American operations. The Company is aligning itself with the current reduction in demand for its services in the US markets. This has been achieved by laying off 10 employees from its US operations and by downsizing the company’s office space in Virginia and Calabasas, resulting in major cost reductions. Since August 1999, NetSol USA has generated a total of $3,809,909 of revenues.

NetSol PK was able to add some new customers to its list such as Citibank Pakistan ICI Dulux Pakistan and other local customers. As the suite of Leasing and Finance products mature, we are confident that the loss of revenue from discontinued operations and the IT Services business will be gradually compensated by selling more of our proprietary products in the US and the Far East. Our Australian subsidiary, Abraxas, has key software products, which are being developed in our NetSol PK development facility, which will be marketed in Australia as well as other markets. These products are targeted towards the banking, insurance and leasing and finance industries. Management believes that the prospects for the future of Abraxas are to have modest sales growth, anticipating being able to leverage on an enhanced product line and by expanding its customer base. The Company believes that a modest sales growth for its operating subsidiaries for fiscal 2002 is reasonable based upon its ability to further penetrate the IT market.

Operating expenses were $6,395,427 for the year ended June 30, 2002 as compared to $18,076,642 for the year ended June 30, 2001. During the years ended June 30, 2002 and 2001, the Company issued 815,000 and 53,017 restricted common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $116,995 and $114,594 for the years ended June 30, 2002 and 2001, respectively. Total professional service expense, including non-cash compensation, was $964,508 and $2,333,425 for the years ended June 30, 2002 and 2001, respectively. During the years ended June 30, 2002 and 2001, the Company recorded depreciation and amortization expense of $2,115,399 and $1,509,624, respectively. Operating expenses in total, including all general and administrative expenses, have also decreased as a result of reduction in salaries and related costs primarily due to reduction in staff at all levels of the Company and the continued monitoring of the Company’s infrastructure, both at the parent and the subsidiary levels. The main reason for the decrease is due to the absence of three nonrecurring specific items from fiscal 2001: foreign currency remeasurement loss of $1,297,773, impairment loss of $6,128,755 and bad debt expense of $1,569,541. The foreign currency remeasurement loss was due to the remeasurement of intercompany loan balances between the Company and its foreign subsidiaries in the fourth quarter. These remeasured loan balances were converted into permanent equity as of June 30, 2001. The impairment loss was a result mainly due to the write down of the intangible assets resulting from the acquisitions of the operations in Pakistan and UK. The remaining net book value of the Company’s intangible assets is being amortized over a period of five years. This is reflected as a change in accounting estimate beginning in the fourth quarter of fiscal 2001. Bad debt expense of $1,569,541 has been recorded in 2001 based upon the Company’s customers being negatively affected by the overall economic slowdown, and to an extent the cancellation of certain contracts that were in progress as a result of the invalid insurgent Shareholder Group action. The Company is confident that the accounts receivable balance as of June 30, 2002 will provide a good source of working capital heading into fiscal 2003. These three specific items are all non-cash expenses or charges in nature. Salaries and wages expenses were $1,461,157 and $2,512,801 for the years ended June 30, 2002 and 2001, respectively. General and administrative expenses were $1,135,663 and $2,347,140 for the years ended June 30, 2002 and 2001, respectively. Gross Profit was 17% of revenues in fiscal 2002, compared to 39% in fiscal 2001. Net loss was $5,998,864 or $0.40 per share (basic and diluted) for the year ended June 30, 2002 as compared to $14,049,942 or $1.25 per share (basic and diluted) for the year ended June 30, 2001. This resulted in a loss per share, basic and diluted, from continuing operations of $1.12 for fiscal 2001 as compared with $0.40 for fiscal 2002. The loss per share for discontinued operations was $0.13 for fiscal 2001.

The Company’s cash position was $801,348 at June 30, 2002. This is presented on the audited financial statements as $86,914 as cash and cash equivalents, and a total $714,434 as certificates of deposit, which is included in other assets.

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

Going Concern Qualification

The Company’s independent auditors have included an explanatory paragraph in their report dated September 23, 2002 on the June 30, 2002 consolidated financial statements discussing issues which raise substantial doubt about the Company’s ability to continue as a “going concern.” The going concern qualification is attributable to the Company’s historical operating losses, the Company’s lack of cash reserves and capital, and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations. In positive steps, the Company has closed down its loss generating UK entities, disposed of its German subsidiary, and is continually evaluating cost cutting measures at every entity level. The Company is optimistic that the remaining entities can become profitable in fiscal 2003. For the year ended June 30, 2002, the Company continued to experience a negative cash flow from consolidated operations, and projects that it will need certain additional capital to enable it to continue operations at its current level beyond the near term. The Company believes that certain of this needed capital will result from the successful collection of its accounts receivable balances as projects are completed during the coming fiscal year. The Company believes it can raise additional funds through private placements of its common stock.

Liquidity And Capital Resources

As of June 30, 2002 the Company’s working capital (current assets less current liabilities) totaled a deficit of $2.7 million, an increase in deficit from $2.1 million as of June 30, 2001. Compared to Fiscal 2001, the deficit in Company’s working capital increased by $0.6 million as a direct result of lower revenues by 47%, a number of additional costs were related to the invalid takeover attempt by the Shareholders Group and settling of a number of litigation actions as well as costs related to closing down of operations in Germany and the UK. These costs include over $500,000 in professional fees as well as payments to the Court appointed Receiver. The hostile proxy contest with the Shareholders Group, which was complex and drawn out, also contributed over $500,000 to the deficit. In Fiscal 2001, the company had success in raising over $2,000,000 through a placement with Deephaven Capital placements. This type of capital raise has become increasingly difficult in the current climate in the capital markets and in fiscal year 2002 the Company had very limited success in raising capital. The Company believes, while the markets remain bearish on technology, it would be increasingly difficult to tap funding in the US markets.

On December 7, 2001, the Company entered into a stock purchase agreement with Red Sea, Ltd., a private investment company, investing in small cap technology businesses. The agreement was for the purchase of 2,000,000 restricted Rule 144 shares and 1,000,000 warrants at an average price of $0.38. Red Sea, Ltd. paid a total of $70,000 to the Company but failed to provide the rest of the contracted amount within the time frame required. Based on Red Sea’s breach of the Agreement, NetSol terminated the contract issuing a total of 318,182 restricted shares for the amount paid. During the Fiscal 2002, the company raised a total of $461,249 in cash, by way of management and employees exercise of stock options. This would continue to be an important source of raising cash for the company.

Additionally, in the Fiscal 2002 the Company issued 815,000 restricted common shares in exchange for services rendered. This further reduced cash needs and compensated for some of the cash shortfall for the year.

Going forward, to alleviate cash flow and working capital deficiencies, through the first quarter and much of the second quarter of fiscal year 2003, the company plans to continue to rely upon its ability to work with its creditors, as well as raising capital through private placements and exercising of stock options by employees and management. NetSol’s management team has kept strong lines of communications open with all of its business partners including vendors and customers. We believe that the unique circumstances that we faced in the proxy contest, has helped us in gaining the cooperation and understanding of a majority of our business partners. We have successfully negotiated with a number of key service providers for extended payment terms as well as some reductions in principal amounts outstanding. Customers have also been cooperative by expediting the payments of accounts receivables, as can be seen by the reduction of the accounts receivable balances in the financial statements.

The Company believes its gross margins will improve as a result of the lower cost base, thus retaining more net revenues from new projects. The Company has also frozen all new capital expenditure until further assessment and improvement of the current cash position. The company has also frozen new hiring unless related to signing of a new contract. All these measures are designed to preserve cash resources until a point that the company reaches a position of cash flow positive.

The Company expects to address the medium to longer term of its capital needs by aligning the operational cost base and the cost of sales to the recurring revenue streams and realistic growth. The reduction of the cash burn rate is one of the key challenges and one the Company is meeting head on, as discussed earlier, by aggressive cost-cutting and downsizing of the work force. The Company is continuously looking at raising equity financing at attractive levels to minimize dilution of the equity base. In this respect, the Company is looking to tap the equity markets in emerging economies such as Pakistan. The Company believes that collectively between its cash on hand and collection of its existing accounts receivables as of June 30, 2002, it will be able to sustain the global operation, until the Company produces positive cash flow or substantial new equity is raised.

Dividends and Redemption

It has been the Company’s policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since the Company’s inception and is expected to continue, but is subject to regular review by the Board of Directors.

Inflation

The Company does not believe that the relatively moderate rates of inflation in the United States and South East Asian region in recent years have had a significant effect on its operations.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note two of the Notes to the Consolidated Financial Statements, starting on page F-12. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions, which are believed to be reasonable under the circumstances. The Company reevaluates these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates.

During the year ended June 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our controls or other factors that could significantly affect these controls. We plan to conduct an evaluation of our disclosure of our controls and procedures each quarter.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, “Goodwill and Other Intangibles” on the Company’s financial position or results of operations.

Also, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes requirements for the removal-type costs associated with asset retirements. Management is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003. Management believes this statement has not had a material impact on NetSol’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supersedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. Management is currently assessing the impact on NetSol’s financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions in addition to technical corrections to other statements. Management believes this statement has not had a material impact on NetSol’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities. Management believes this statement has not had a material impact on NetSol’s financial position or results of operations.

Forward-Looking Statements

All statements contained in this annual report, or in any document filed by the Company with the Securities and Exchange Commission, or in any press release or other written or oral communication by or on behalf of the Company, that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company’s expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control that could cause actual results to differ materially from the results described in such statements. These Factors include, without limitation, the following: (i) competitive pressures; (ii) the Company’s ability to consummate strategic acquisitions and alliances; (iii) the Company’s ability to attract and retain key personnel; (iv) changes in the demand for information technology outsourcing and business process outsourcing; (v) changes in U.S. federal government spending levels for information technology services; (vi) the Company’s ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (vii) changes in the financial condition of the Company’s commercial customers; (viii) the future profitability of the Company’s customer contracts, and (ix) general economic conditions and fluctuations in currency exchange rates in countries in which we do business.

PART II - OTHER INFORMATION

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements that constitute Item 7 are included at the end of this report on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 2002, NetSol changed accountants beginning with the audit of the financial statements for the fiscal year ended June 30, 2002, from Stonefield Josephson, Certified Public Accountants (“SJ”) to Kabani & Company, Certified Public Accountants. NetSol dismissed SJ as the Company’s accountant on or about July 9, 2002 (see Item 13 concerning filing of Form 8-K in connection with change of accountants). The Board of Directors of NetSol approved the change in auditors at a special meeting of the Board of Directors.

The report of SJ on the Company’s financial statements for the fiscal year ended June 30, 2002 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

In connection with the audit of the Company’s financial statements for the fiscal year ended June 30, 2001 and June 30, 2000 and reviews of the subsequent interim period, there were no disagreements, disputes, or differences of opinion with SJ on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of SJ would have caused SJ to make reference to the matter in its report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors and executive officers and persons owning more than 10% of the outstanding Common Stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with, except as follows: Mr. Syed Husain, former CFO and COO of the Company did not timely file a Form 5 and report his exit as CFO and COO of the Company for fiscal year June 30, 2002; however, the form was filed after the due date for such form. Mr. Irfan Mustafa, Chairman of the Board of Directors of the Company did not timely file a Form 5 with the SEC for fiscal year June 30, 2002; however, the form was filed after the due date for such form.

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

The directors and executive officers of the Company are as follows:

	Year First Elected As and Officer
Name	Or Director	Age	Position Held with the Registrant	Family Relationship

Najeeb Ghauri	1997	48	CFO, Secretary, Director and Vice Chairman(1)	Brother to Naeem and Salim Ghauri
Salim Ghauri	1999	47	President and Director(1)	Brother to Naeem and Najeeb Ghauri
Naeem Ghauri	1999	45	CEO; Director(1)	Brother to Najeeb and Salim Ghauri
Irfan Mustafa	1997	51	Chairman(1)	None
Nasim Ashraf	2000	51	Director resigned on September 24, 2002	None
Eugen Beckert	2001	55	Director	None
Jim Moody	2001	61	Director	None

(1) The position of CEO, CFO, Secretary and President are for a period of three years from April 2002. The Chairman of the
      Board of Directors is elected annually. The directors are elected at the annual meeting of the shareholders annually.

Business Experience of Officers and Directors:

NAJEEB U. GHAURI has been a Director of the Company since 1997. Mr. Ghauri served as the Company’s CEO from 1999-2001. Currently, he is the Chief Financial Officer, Secretary and Vice Chairman of the Company. During his tenure as CEO, Mr. Ghauri was responsible for managing the day-to-day operations of the Company, as well as the Company’s overall growth and expansion plan. As the CFO of the Company, Mr. Ghauri is seeks financing for the Company as well as oversee the day-to-day financial position of the Company. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (“ARCO”), a Fortune 500 company, from 1987-1997. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1983. Mr. Ghauri is the Vice-Chairman of the Board of Directors and a member of the Compensation, Audit and Investment Committees.

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is also the CEO of Network Technologies (Pvt.) Ltd., (F/K/A/ Network Solutions (Pvt.) Ltd.), a wholly owned subsidiary of the Company located in Lahore, Pakistan. Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before Network Technologies (Pvt.) Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant. Mr. Ghauri was the original founder of Network Solutions, Pvt. Ltd in Pakistan founded in 1996. Built under Mr. Ghauri’s leadership Network Solutions (Pvt) Ltd. gradually built a strong team of IT professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001.

NAEEM GHAURI is the Company’s current CEO. Mr. Ghauri has been a Director of the Company since 1999. Mr. Ghauri took over the position of CEO upon Mr. Najeeb Ghauri’s resignation in August 2001 to date. At the Company’s annual shareholders’ meeting in February 2002, Mr. Ghauri was elected once again to the Board of Directors. Mr. Ghauri served as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in Milton Keys, England. With the dissolution of NetSol (UK) Ltd., Mr. Ghauri has moved to the United States to oversee the operations of NetSol. Mr. Ghauri was responsible for the launch of NetSol eR, Inc. as well as NetSolConnect in Pakistan. Mr. Ghauri is also the CEO for NetSol eR, Inc. Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., a subsidiary of Daimler-Chrysler, Germany from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England. Mr. Ghauri is a member of the Investment Committee.

IRFAN MUSTAFA has been the Chairman of the Board and a Director of NetSol International, Inc. since the inception of the Company in April 1997. Mr. Mustafa has an M.B.A. from IMD (formerly Imede), Lausanne, Switzerland (1975); an M.B.A. from the Institute of Business Administration, Karachi, Pakistan (1974); and a B.S.C. in Economics, from Punjab University, Lahore, Pakistan (1971). Mr. Mustafa began his 14 year career with Unilever, Plc where he where he was one of the youngest senior management and board members. Later, he was employed with Pepsi International from 1990 to 1997 as a CEO in Pakistan, Bangladesh, Sri Lanka and Egypt. He spent two years in the US with Pepsi in their Executive Development Program from 1996-97. Mr. Mustafa was relocated to Dubai as head of TRICON Middle East and North African regions. Pepsi International spun off TRICON in 1997. Mr. Mustafa has been a strategic advisor to NetSol from the beginning and has played a key role in every acquisition by the company. His active participation with NetSol management has helped the company to establish a stronger presence in Pakistan. Mr. Mustafa is a member of NetSol’s Compensation, Investment and Audit Committees.

NASIM ASHRAF served as a Director of the Company since November 2000. Dr. Ashraf was appointed by Pakistan’s President Musharraf as the Minister of State to head up a Human Development Commission to improve literacy, reduce poverty and provide medical facilities in rural areas of Pakistan. Dr. Ashraf was a prominent US based physician residing in Maryland who practiced medicine for nearly 25 years as a nephrologist. Dr.

Ashraf has been a key figure in an effort to improve the US and Pakistan relationship and is very active in several educational, human development and medical causes in the under-develop countries. Dr. Ashraf resigned from his position with the Board of Directors on September 24, 2002. He resigned not because of any disagreements with the Company but rather due to the demands of his new positions in Pakistan.

EUGEN BECKERT, was appointed to the Board of Directors in August 2001 to fill a vacancy and continues to serve on the Board. A native of Germany, Mr. Beckert has been with Mercedes-Benz AG/Daimler Benz AG since 1973, working in technology and systems development. In 1992 he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. In 1996 he was appointed director of Processes and Systems (CIO) for Financial Services of Daimler Chrysler in Asia-Pacific. His office is now based in Tokyo, Japan. Mr. Beckert is a member of the Compensation Committee.

JIM MOODY, was appointed to the Board of Directors in 2001. Congressman Moody served the United States Congress from 1983-1993 where he was a member of the Way & Means, Transportation and Public Woks committees. Congressman Moody also served on the subcommittees of Health, Social Security, Infrastructure and Water Resources. After his tenure with the U.S. Congress, he was appointed as the Vice President and Chief Financial Officer of International Fund for Agriculture Development in Rome, Italy from 1995-1998 where he was responsible for formulating and administering $50 million operating budget in support of $500 million loan program as well as managing a $2.2 billion reserve fund investment portfolio. From 1998-2000, Congressman Moody served as the President and CEO of InterAction, a coalition of 165 U.S. based non-profit organizations in disaster relief, refugee assistance and economic development located in Washington, D.C. From April 2000 to present, Congressman Moody serves as a Financial Advisor to Morgan Stanely in Alexandria, VA where he is responsible for bringing institutional, business and high net-worth individual’s assets under management. Congressman Moody also represents Morgan Stanley on the ATC Executive Board. Congressman Moody received his B.A. from Haverford College; his M.P.A. from Harvard University and his Ph.D. in Economics from U.C. Berkeley. Mr. Moody is a member of the Compensation, Investment and Audit Committees.

ITEM 10 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement to be issued in conjunction with the 2002 Annual Meeting of Shareholders.

EMPLOYMENT AGREEMENTS

Effective April 22, 2002, the Company entered into an employment agreement with Najeeb Ghauri as Corporate Secretary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $125,000. The salary is to increase to $150,000 per year at the time the Company reaches profitability for a full fiscal year. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri’s contributions and services to the Company. In addition, the agreement provides for option grants under the Company’s employee stock option plan as follows (grant date of April 2002 for all 500,000 options, 25% vesting beginning of each quarter). Further, 200,000 additional options to be granted upon the Company’s achievement of $9,500,000 in revenues and $50,000 Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) for the calendar year 2002.

Effective April 22, 2002, the Company entered into an employment agreement with Salim Ghauri as the President of the Company and Chief Executive Officer of the Company’s Pakistan subsidiary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $125,000. The salary is to increase to $150,000 per year at the time the Company reaches profitability for a full fiscal year. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri’s contributions and services to the Company. In addition, the agreement provides for option grants under the Company’s employee stock option plan as follows (grant date of April 2002 for all 500,000 options, 25% vesting beginning of each quarter). Further, 200,000 additional options to be granted upon the Company’s achievement of $9,500,000 in revenues and $50,000 EBITDA for the calendar year 2002.

Effective April 22, 2002, the Company entered into an employment agreement with Naeem Ghauri as Chief Executive Officer of the Company, and as Chief Executive Officer of NetSol eR. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $125,000. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri’s contributions and services to the Company. In addition, the agreement provides for option grants under the Company’s employee stock option plan as follows (grant date of April 2002 for all 500,000 options, 25% vesting beginning of quarter). Further, 200,000 additional options to be granted upon the Company’s achievement of $9,500,000 in revenues and $50,000 EBITDA for the calendar year 2002.

Effective April 22, 2002, the Company entered into an employment agreement with Syed Husain as Chief Operating Officer of the Company, and as Chief Financial Officer of NetSol eR. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Husain. The agreement provides for a yearly salary of $121,000. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Husain’s contributions and services to the Company. In addition, the agreement provides for option grants under the Company’s employee stock option plan as follows (grant date of April 2002 for all 500,000 options, 25% vesting beginning of quarter). Further, 200,000 additional options to be granted upon the Company’s achievement of $9,500,000 in revenues and $50,000 EBITDA for the calendar year 2002.

All of the above agreements provide for certain Company-paid benefits such as employee benefit plans and medical care plans at such times as the Company may adopt them. The agreements also provide for reimbursement of reasonable business-related expenses and for two weeks of paid vacation. The agreements also provide for certain covenants concerning non-competition, non-disclosure, indemnity and assignment of intellectual property rights.

Effective June 15, 2002, the Company entered into a Separation Agreement with Syed Husain. Mr. Husain would receive all of his salaries due to him up until the date of the Sepraration, all options owed to him would vest, and the Company would provide him with COBRA payments.

COMPENSATION OF DIRECTORS

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending Directors’ Meetings. Upon the full completion of each his term, each director will receive 50,000 shares of Rule 144 stock. In addition, the Company has granted each of its directors the following S-8 registered options:

(a)  50,000 stock options, exercise price of $0.15, vested quarterly; and

(b) 100,000 stock options, exercise price of $0.50 vested quarterly.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of October 4, 2002, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Percentage
Name and	Number of	Beneficially
Address	Shares(1)(2)	owned

Najeeb Ghauri (3)	1,965,635	10.1%
Naeem Ghauri (3)	1,619,614	8.32%
Irfan Mustafa (3)	233,517	1.20%
Salim Ghauri (3)	1,718,746	8.83%
Jim Moody (3)	*	*
Nasim Ashraf (3) (4)	50,000	*
Eugen Beckert (3)	205,000	1.05%
Omar Atiq (3) (5)	1,520,816	7.82%
All officers and directors as a group (six persons)	5,742,512	29.5%

*	Less than one percent

(1)	Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock relating to options currently exercisable or exercisable within 60 days of September 30, 2002 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Address c/o NetSol Technologies, Inc. at 24011 Ventura Blvd., Suite 101, Calabasas, CA 91302.

(4)	Mr. Nasim Ashraf resigned his position from the Board of Directors as of September 24, 2002.

(5)	Omar Atiq (130,516 common shares), Mr. and Mrs. Omar Atiq (840,300 common shares), Atiq LLC (250,000 common shares) and Profit Sharing Plan for Omar Atiq (300,000 common shares) own these shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 5, 2002, Naeem Ghauri loaned a total of $25,000 to NetSol for working capital purposes. Because the Company was unable to pay the funds back, the Board agreed to allow the loan to be paid by using the $25,000 as the funds to exercise options granted to Mr. Ghauri. In addition, between April through June 2002, Naeem Ghauri made an unsecured loan to NetSol for working capital purposes in the amount of $38,000 of which none of it has been paid. The loan does not bear any interest.

On April 2, 2002, Najeeb Ghauri loaned a total of $25,000 to NetSol for working capital purposes. Because the Company was unable to pay the funds back, the Board agreed to allow the loan to be paid by using the $25,000 as the funds to exercise options granted to the Mr. Ghauri. In addition, between April through June 2002, Najeeb Ghauri made an unsecured loan to NetSol for working capital purposes in the amount of $21,100 of which it has not been paid. The loan does not bear any interest.

Between May and June 2002, Salim Ghauri made an unsecured loan to NetSol for working capital purposes in the amount of $22,500 of which none of it has been paid. The loan does not bear any interest.

The Company’s management believes that the terms of these transactions are no less favorable to the Company than would have been obtained from an unaffiliated third party in similar transactions. All future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the disinterested directors.

PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM

(a)	Exhibits

3.1	Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997(1)

3.2	Amendment to Articles of Incorporation dated May 21, 1999 (2)

3.3	Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000(8)

3.4	Amendment to the Articles of Incorporation of NetSol International, Inc. dated March 20, 2002 (4)

3.5	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 (4)

10.1	Lease Agreement for Calabasas executive offices (6)

10.2	Company Stock Option Plan dated May 18, 1999 (2)

10.3	Company Stock Option Plan dated April 1, 1997 (1)

10.4	Employment Agreement, dated April 22, 2002, by and between NetSol Technologies, Inc. and Najeeb U. Ghauri

10.5	Employment Agreement, dated April 22, 2002, by and between NetSol Technologies, Inc. and Salim Ghauri

10.6	Employment Agreement, dated April 22, 2002, by and between NetSol Technologies, Inc. and Naeem Ghauri

10.7	Employment Agreement, dated April 22, 2002, by and between NetSol Technologies, Inc. and Syed Husain

10.8	Separation Agreement, dated June 30, 2002, by and between NetSol Technologies, Inc. and Syed Husain

10.9	Company 2001 Stock Options Plan dated March 27, 2002 (4)

10.10	Consulting Contract, dated September 1, 1999 by and between Irfan Mustafa and NetSol International, Inc. (3)

10.11	Sublease Agreement between RPMC, Inc. and NetSol Technologies, Inc. dated September 22, 2002.

21.1	A list of all subsidiaries of the Company

23.1	Consent of Stonefield Josephson, Inc.

23.3	Consent of Kabani & Company, Inc.

99.1	Certification Letters

(1)	Incorporated by reference to the Company’s Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10K-SB filed September 28, 1999.

(3)	Previously filed with the Company’s Annual Report on Form 10K-SB filed October 13, 2000.

(4)	Incorporated by reference to the Company’s Form S-8 filed on March 27, 2002.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 21, 2000.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 26, 2000.

(7)	Previously filed with the Company’s Annual Report on Form 10K-SB filed October 13, 2000.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed on February 2, 2001.

(b)  Reports on Form 8-K

On July 9, 2002, a Form 8-K was filed announcing Mr. Najeeb Ghauri would replace Mr. Syed Husain as the CFO of the Company. In the same filing the Company also reported a change in its Auditors. On March 14, 2002, a Form 8-K was filed announcing Mr. Syed Husain would replaced Mr. Rick Poole as the CFO of the Company. On January 25, 2002, a Form 8-K was filed announcing the annual meeting of the Company would be held on January 26, 2002. On August 29, 2001, a Form 8-K was filed announcing at a meeting held on August 18, 2001, Naeem Ghauri and Shahab Ghauri resigned their positions as board of directors members. On August 7, 2001, a Form 8-Kwas filed announcing a letter of resignation was received from Cary Burch dated July 30, 2001. On August 3, 2001, a Form 8-K was filed announcing that on July 31, 2001, the District Court of Nevada removed the Receiver it had appointed on June 20, 2001 once it had learned that the Shareholders Group is no longer interested in taking over the company. On July 16, 2001 a from 8-K was filed announcing that the court had approved the settlement between the management of NetSol and the shareholders Group. On July 9, 2001, a Form 8-K was filed announcing on July 6, 2001, the Nevada District Count had granted a preliminary injunction in favor of the Company.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date:	October 14, 2002	BY:	/S/ NAEEM GHAURI

Naeem Ghauri CEO

Date:	October 14, 2002	BY:	/S/ Najeeb Ghauri

Najeeb Ghauri Chief Financial Officer

In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	October 14, 2002	BY:	/S/ NAJEEB U. GHAURI

Najeeb U. Ghauri Director, Vice Chairman Chief Financial Officer, Secretary

Date:	October 14, 2002	BY:	/S/ SALIM GHAURI

Salim Ghauri President, Director

Date:	October 14, 2002	BY:	/S/ NAEEM GHAURI

Naeem Ghauri Director Chief Executive Officer

Date:	October 14, 2002	BY:	/S/ JIM MOODY

Jim Moody Director

Date:	October 14, 2002	BY:	/S/ EUGEN BECKERT

Eugen Beckert Director

Date:	October 14, 2002	BY:	/S/ IRFAN MUSTAFA

Irfan Mustafa Director, Chairman

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY NETSOL INTERNATIONAL, INC. AND MIRAGE HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2002 AND 2001

CONTENTS

	Page

Independent Auditors’ Reports	F -	1-2

Consolidated Financial Statements:
Consolidated Balance Sheet	F -	3
Consolidated Statements of Operations	F -	4
Consolidated Statement of Stockholders’ Equity	F -	5-6
Consolidated Statements of Cash Flows	F -	7-8
Notes to Consolidated Financial Statements	F -	9-35

INDEPENDENT AUDITORS’ REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Network Solutions (PVT) Limited, NetSol (PVT) Limited and NetSol Connect (PVT) Limited, whose statements reflect combined total assets of approximately $4,487,000 as of June 30, 2002 and combined total net revenues of $1,932,000 for the year then ended; Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Network Solutions (PVT) Limited, NetSol (PVT) Limited, NetSol Connect (PVT) Limited for the year ended June 30, 2002, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2002, and the results of its consolidated operations and its cash flows for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and has a net working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
September 23, 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
     (formerly NetSol International, Inc. and subsidiaries)
Calabasas, California

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of NetSol Technologies, Inc. and subsidiaries (formerly NetSol International, Inc. and subsidiaries) for the year ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Network Solutions (PVT) Limited, Netsol (PVT) Limited and Netsol Connect (PVT) Limited, whose statements reflect combined total net revenues of $2,925,000 for the year then ended. Those statements were audited by other auditors whose report have been furnished to us, and our opinion, insofar as it relates to the amounts included for Network Solutions (PVT) Limited, Netsol (PVT) Limited, Netsol Connect (PVT) Limited for the year ended June 30, 2001, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Netsol Technologies, Inc. and subsidiaries for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompany consolidated financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and has a net working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
October 5, 2001

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — JUNE 30, 2002

ASSETS

Current assets:
Cash and cash equivalents	$86,914
Accounts receivable, net of allowance for doubtful amounts of $78,718	1,172, 534
Revenues in excess of billings	133,977
Other current assets	210,679

Total current assets		$1,604,104
Property and equipment, net of accumulated depreciation and amortization		2,370,719
Other assets		931,612
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks and tradenames, net	2,720,450
Customer lists, net	1,243,300
Goodwill, net	1,560,000

Total intangibles		5,523,750

		$10,430,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,572,148
Current maturities of obligations under capitalized leases	244,852
Billings in excess of revenues	36,057
Loan payable, bank	364,238
Other current liabilities	49,752

Total current liabilities		$4,267,047
Obligations under capitalized leases,
less current maturities		48,840
Loan payable (Barclays)		84,447
Contingencies — Note 12		—
Stockholders’ equity:
Common stock; $.001 par value, 25,000,000 shares authorized, 19,327,964 shares issued and outstanding	19,328
Additional paid-in capital	31,791,647
Stock subscriptions receivable	(43,650)
Other comprehensive income	530,275
Accumulated deficit	(26,267,749)

Total stockholders’ equity		6,029,851

		$10,430,185

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	June 30, 2002	June 30, 2001

Net revenues	$3,578,113	$6,726,836
Cost of revenues	2,961,680	4,129,973

Gross profit	616,433	2,596,863

Operating expenses:
Selling and marketing	168,840	350,583
Depreciation and amortization	2,115,399	1,509,624
Foreign currency remeasurement	—	1,297,773
Settlement expenses	549,860
Bad debt expense	—	1,569,541
Salaries and wages	1,461,157	2,512,801
Loss on impairment of intangibles	—	6,128,755
Professional services, including non-cash compensation	964,508	2,333,425
General and administrative	1,135,663	2,374,140

Total operating expenses	6,395,427	18,076,642

Loss from operations	(5,778,994)	(15,479,779)
Other income (expense)	(219,870)	70,907
Income tax benefit — deferred	—	2,850,000

Loss from continuing operations	(5,998,864)	(12,558,872)

Income/(loss) from discontinued operations:
Income/(loss) from operations	—	(1,717,375)
Gain/(loss) on disposal of segment, net of income taxes	—	226,305

	—	(1,491,070)

Net loss	$(5,998,864)	$(14,049,942)
Other comprehensive gain:
Translation adjustment	380,516	126,912

Comprehensive loss	$(5,618,348)	$(13,923,030)

Net loss per share — basic and diluted:
Continuing operations	$(0.40)	$(1.12)
Discontinued operations	$—	$(0.13)

Net loss	$(0.40)	$(1.25)

Weighted average shares outstanding — basic and diluted	15,030,210	11,226,544

See accompanying notes to consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2002 AND 2001

	Common stock		Additional	Stock	Other		Total
			paid-in	subscriptions	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	receivable	income	deficit	equity

Balance at July 1, 2000	10,892,124	$10,892	$26,059,625	$(68,650)	$22,847	$(6,218,943)	$19,805,771
Common stock sold through private placement	526,536	527	2,804,520				2,805,047
Exercise of warrants to convert to common stock	26,600	27	163,353				163,380
Collection of receivable				25,000			25,000
Conversion of debt to equity	16,494	16	105,513				105,529
Conversion of debt to equity — related party	115,420	115	425,496				425,611
Exercise of common stock options	87,000	87	122,913				123,000
Issuance of common stock in exchange for services rendered	53,017	53	114,541				114,594
Common stock options granted for services			247,500				247,500
Foreign currency translation adjustment					126,912		126,912
Net loss for the year ended June 30, 2001						(14,049,942)	(14,049,942)

Balance at June 30, 2001	11,717,191	11,717	30,043,461	(43,650)	149,759	(20,268,885)	9,892,402

(Continued)

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

	Common stock		Additional	Stock	Other		Total
			paid-in	subscriptions	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	receivable	income	deficit	equity

Balance at June 30, 2001	11,717,191	11,717	30,043,461	(43,650)	149,759	(20,268,885)	9,892,402
Common stock sold through private placement	2,017,182	2,017	322,833				324,850
Issuance of common stock in exchange for settlement	650,000	650	103,350				104,000
Issuance of common stock in exchange for services rendered	815,000	815	116,180				116,995
Exercise of common stock options	4,128,591	4,129	858,166				862,295
Common stock options granted for services			338,007				338,007
Short swing profit contribution			9,650				9,650
Foreign currency translation adjustments					380,516		380,516
Net loss for the year ended June 30, 2002						(5,998,864)	(5,998,864)

Balance at June 30, 2002	19,327,964	$19,328	$31,791,647	$(43,650)	$530,275	$(26,267,749)	$6,029,851

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	June 30, 2002	June 30, 2001

Cash flows provided by (used in) operating activities:
Net loss from continuing operations	$(5,998,864)	$(12,558,872)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,115,399	1,509,624
Income tax benefit — deferred	—	(2,850,000)
Non-cash compensation expense	856,048	417,623
Issuance of shares in litigation settlement	104,000	—
Bad debts	—	1,569,541
Impairment loss	—	6,128,755
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	1,004,375	(978,414)
Other current assets	(58,074)	837,430
Other assets	(126,257)	(8,018)
Increase (decrease) in liabilities —
Accounts payable and accrued expenses	971,461	377,991

Total adjustments	4,866,952	7,004,532

Net cash used in operating activities	(1,131,912)	(5,554,340)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(126,283)	(586,150)
Proceeds from disposal of investments — certificates of deposit	35,666	1,000,000
Acquisition of subsidiaries	—	(105,000)

Net cash provided by (used in) investing activities	(90,617)	308,850

Cash flows provided by (used in) financing activities:
Issuance of common stock and warrants, net	324,850	2,968,427
Short swing profit contribution	9,650	—
Exercise of stock options	461,249	73,000
Proceeds from stockholders and directors, net	—	428,251
Proceeds from convertible notes	371,045	—
Principal payments on capital lease obligations	(163,476)	(280,996)
Stock subscription receivable	—	25,000

Net cash provided by financing activities	1,003,318	3,213,682

Net decrease in cash and cash equivalents from continuing operations	(219,211)	(2,031,808)
Cash used for discontinued operations	—	(643,113)

Net decrease in cash and cash equivalents	(219,211)	(2,674,921)
Cash and cash equivalents, beginning of year	306,125	2,981,046

Cash and cash equivalents, end of year	$86,914	$306,125

(Continued)

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended	Year ended
	June 30, 2002	June 30, 2001

Supplemental disclosure of cash flow information:
Interest paid	$74,722	$107,743

Income taxes paid	$4,000	$4,000

Supplemental disclosure of non-cash investing and financing activities:
Granting of common stock options in exchange for services received (including exercise of options for services)	$739,053	$297,500

Issuance of common shares for services received	$116,995	$114,594

Conversion of debt to equity and related cost	$—	$531,140

Issuance of common stock for settlement	$104,000	—

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2002 AND 2001

(1)	General:

NetSol Technologies, Inc. and subsidiaries (the “Company”), formerly known as Netsol International, Inc. and Mirage Holdings, Inc., was incorporated under the laws of the State of Nevada on March 18, 1997. During November of 1998, Mirage Collections, Inc., a wholly owned and non-operating subsidiary, was dissolved.

During April 1999, February 2000 and March 2000, the Company formed NetSol USA, Inc., NetSol eR, Inc. and NetSol (PVT), Limited, respectively, as wholly owned subsidiaries.

Business Combinations Accounted for Under the Purchase Method:

Network Solutions PVT, Ltd. and NetSol UK, Limited

On September 15, 1998 and April 17, 1999, the Company purchased from related parties, 51% and 49%, respectively, of the outstanding common stock of Network Solutions PVT, Ltd., a Pakistani Company, and 43% and 57% of the outstanding common stock of NetSol UK, Limited, a United Kingdom Company, for the issuance of 4,690,000 restricted common shares of the Company and cash payments of $775,000, for an aggregate purchase price of approximately $12.9 million. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which approximated $300,000. Included in the accompanying consolidated financial statements are other assets acquired at fair market value consisting of product licenses, product renewals, product enhancements, copyrights, trademarks, trade names and customer lists. At the date of acquisition, the management of the Company allocated approximately $6.3 million to these assets, based on independent valuation reports prepared for the Company. The excess of the purchase prices over the estimated fair values of the net assets acquired, was recorded as goodwill, and was being amortized by use of the straight-line method from the date of each purchase. Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. During June 2001, the management decided to close its operations in the United Kingdom, and accordingly, the Company recognized a loss from impairment of various intangible assets related to NetSol UK, as recoverability of these assets (measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset) seemed highly unlikely.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(1)	General, Continued:

Business Combinations Accounted for Under the Pooling of Interest Method:

Abraxas Australia Pty, Limited

On January 3, 2000, the Company issued 150,000 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of Abraxas Australia Pty, Limited, an Australian Company. This business combination was accounted for using the pooling of interest method of accounting under APB Opinion No. 16.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(1)	General, Continued:

prior director of NetSol Technologies, subject to the terms of the agreement being satisfied. The final winding up order was made on March 18, 2002.

(2)	Summary of Significant Accounting Policies:

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Network Solutions (PVT), Ltd., NetSol (PVT), Limited, NetSol Connect (PVT), Ltd., NetSol UK, Limited (dormant in 2002), Network Solutions Group Ltd. and Subsidiaries, Abraxas-Australia Pty Ltd., NetSol eR, Inc., Intereve Corporation, Supernet AG (dormant in 2002) and NetSol USA, Inc. All material intercompany accounts have been eliminated in consolidation.

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

Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. This change in estimate increased the depreciation and amortization expense by approximately $700,000 for the year ended June 30, 2002 and $400,000 during the three months ended June 30, 2001. Due to impairment losses recognized to intangibles, the remaining net intangible balance of approximately $6,860,000 (including goodwill of $1,950,000) at the date of change in estimation in 2001, has been amortized over the remaining life of 57 months. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, “Goodwill and Other Intangibles” which becomes effective to the Company’s financial statements beginning July 1, 2002.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(2)	Summary of Significant Accounting Policies, Continued:

Cash:

Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Concentration

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable:

The Company’s customer base consists of a geographically dispersed customers base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

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

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included with “Computer equipment and software.” Costs incurred during the preliminary project and post-implementation stages are charged to general and administrative expense.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(2)	Summary of Significant Accounting Policies, Continued:

Intangible Assets:

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, customer lists and goodwill. The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

Long-term debt:

The long-term portion of Capitalized leases is due by June 30, 2004.

The debt due to Barclays is payable by June 30, 2004.

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

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management’s plans included closing down its loss generating UK entities, disposal of its German subsidiary, and is continually evaluating cost cutting measures at every entity level. Additionally, management’s plans also include the sale of additional equity securities and debt financing from related parties and outside third parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(2)	Summary of Significant Accounting Policies, Continued:

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

Statement of Cash Flows:

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue Recognition:

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended as amended by SOP 98-4 and SOP 98-9. The Company’s revenue recognition policy is as follows:

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(2)	Summary of Significant Accounting Policies, Continued

License Revenue. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin (“ARB”) No. 45 and SOP 81-1.

Services Revenue. Revenue from consulting services is recognized as the services are performed for time-and-materials contracts and contract accounting is utilized for fixed-price contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

Fair Value:

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended June 30, 2000 and 2001 were insignificant.

Net Loss Per Share:

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same in this financial statements since the effect of dilutive securities is anti-dilutive.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(2)	Summary of Significant Accounting Policies, Continued:

Other Comprehensive Income & Foreign Currency:

SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. The accounts of Network Solutions Group Ltd. and Subsidiaries and NetSol UK, Limited used the British Pounds, Network Solutions PK, Ltd., NetSol (PVT), Ltd., and NetSol Connect PVT, Ltd. use Pakistan Rupees, NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar, Supernet AG used the German Mark, NetSol Technologies, Inc., NetSol USA, Inc., Intereve Corporation and NetSol eR, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. During the year ended June 30, 2002 and 2001, comprehensive income included net loss and translation gain of $380,516 and $126,912, respectively. Other comprehensive income (loss), as presented on the accompanying balance sheet in the stockholders’ equity section, amounted to $530,275 as of June 30, 2002. A foreign currency loss in the amount of $1,297,773 has been recorded in the consolidated statement of operations for the year ended June 30, 2001. This loss is due to the re-measurement of intercompany loan balances between the Company and its foreign subsidiaries. These re-measured loan balances (during the fourth quarter of 2001) have been converted into permanent equity as of June 30, 2001.

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

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), “Accounting for Certain Transactions Involving Stock Compensation.” Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 became effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have any material impact on the Company’s financial statements.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(2)	Summary of Significant Accounting Policies, Continued:

As of June 30, 2002, the Company had net federal and state operating loss carry forwards expiring in various years through 2022. During the year ended June 30, 2002, the valuation allowance increased by $1,260,000; primarily due to the net operating loss carry forward. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when in the opinion of management, utilization is not reasonably assured.

A summary is as follows:

	Federal	State	Total

Net operating loss carry forward	$14,000,000	$7,075,000
Effective tax rate	32%	8%

Deferred tax asset	4,480,000	566,000	$5,046,000
Valuation allowance	(2,920,000)	(176,000)	(3,096,000)

Net deferred tax asset	1,560,000	390,000	1,950,000

Deferred tax liability arising from non-taxable business combinations	1,560,000	390,000	1,950,000

Net deferred tax liability	$—	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	June 30,	June 30,
	2002	2001

Tax expense (credit) at statutory rate-federal	(32)%	(32)%
State tax expense net of federal tax	(8)	(8)
Permanent differences	1	1
Valuation allowance	39	39

Tax expense at actual rate	—	—

Derivative Instruments:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. After adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has complied with the requirements of SFAS 133 in fiscal year 2002 and 2001, the effect of which was not material to the Company’s financial position or results of operations as the Company does not participates in such activities.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

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

For goodwill not identifiable with an impaired asset, the Company establishes benchmarks at the lowest level (entity level) as its method of assessing impairment. In measuring impairment, unidentifiable goodwill is considered impaired if the fair value at the lowest level is less than its carrying amount. The fair value of unidentifiable goodwill is determined by subtracting the fair value of the recognized net assets at the lowest level (excluding goodwill) from the value at the lowest level. The amount of the impairment loss is equal to the difference between the carrying amount of goodwill and the fair value of goodwill. In the event that impairment is recognized, appropriate disclosures are made.

During the fourth quarter of the year ended June 30, 2001, an impairment loss of $6,128,755 was recognized. As of June 30, 2002, the Company determined the fair value of goodwill equal to its carrying value.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(2)	Summary of Significant Accounting Policies, Continued:

Reporting segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries (note 14)

New Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, “Goodwill and Other Intangibles” on the Company’s financial position or results of operations.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Management is in the process of evaluating the requirements of SFAS No. 144 and does not expect that it will materially impact the Company’s financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(2)	Summary of Significant Accounting Policies, Continued:

economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

On January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. The Company’s “Services” revenues now include reimbursable out-of-pocket expenses and “Cost of services” expenses include the costs associated with reimbursable out-of-pocket expenses. Prior to the adoption of EITF 01-14, the Company’s historical financial statements recorded these expenses as net amounts in “Cost of services.” The adoption of EITF 01-14 did not have a significant impact on the services gross margin percentage and had no effect on net loss.

Reclassifications:

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

(3)	Major Customers:

Included in accounts receivable as of June 30, 2002 is approximately $761,000 due from one customer. During the year ended June 30, 2002, one customer accounted for approximately 11% of net revenues, and during the year ended June 30, 2001, two customers accounted for approximately 35% of net revenues.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(4)	Other Current Assets:

Other current assets comprise of the following as of June 30, 2002:

Prepaid expenses	$36,236
Advance income tax	30,142
Employee advances	29,603
Other receivables	114,698

$210,679

(5)	Property and Equipment:

A summary is as follows:

Computer equipment	$1,483,320
Office furniture and equipment	492,605
Assets under capital leases	792,203
Construction in progress	576,692
Land	172,517
Capitalized website costs	167,305
Automobiles	151,567
Building improvements	189,658

4,025,867
Less accumulated depreciation and amortization	1,655,148

$2,370,719

Depreciation and amortization expense related to property and equipment amounted to $779,537 and $471,327 ($172,617 included in “Loss from discontinued operations” on the accompanying consolidated statements of operations) for the years ended June 30, 2002 and 2001, respectively. Accumulated depreciation and amortization for assets under capital leases amounted to $348,791 at June 30, 2002.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(6)	Other Assets:

Lease Agreement

Effective October 1, 2000, the Company entered into a rental lease agreement to occupy office space. Pursuant to this agreement, the Company was to pay rent of approximately $12,500 per month through July 31, 2007. The Company was required to secure an Irrevocable Stand-By Letter of Credit for the benefit of the Landlord in the amount of $250,000. In the event the Company was to fail to renew the Letter of Credit as set forth in the Letter of Credit Agreement, the Landlord shall be entitled to draw on the Letter of Credit in full. The renewal of each annual Letter of Credit will be reduced by $35,714 per annum. During August 2001, this Letter of Credit was reduced to approximately $214,000. Effective September 27, 2002, the lease was terminated and a mutual release agreement was signed by the parties. Under the mutual release agreement, the Company shall pay the former Landlord, a sum of $70,000 within three days of execution by the parties of the agreement and the Landlord shall be entitled to retain the security deposit of the Company amounting $12,000. The Company has accrued the amount payable under the agreement, in the year ended June 30, 2002.

Letter of Credit

During September 2000, the Company opened a certificate of deposit with Merrill Lynch Bank USA in the amount of $500,000, as security for an Irrevocable Standby Letter of Credit for the benefit of one of its customers. This letter of credit expires by December 31, 2003.

Other assets comprised of following as on June 30, 2002:

Certificate of deposits	$714,334
Employee advances	10,312
Deposits	15,114
Other non-current assets	191,852

$931,612

(7)	Product Licenses, Renewals, Enhancements, Copyrights, Trademarks and Trade names:

A summary is as follows:

Product licenses, renewals, enhancements, copyrights, trademarks and trade names	$4,332,180
Less accumulated amortization	1,611,730

$2,720,450

Amortization expense related to product licenses, renewals, enhancements, copyrights, trademarks and trade names amounted to $680,175 and $476,444 for the years ended June 30, 2002 and 2001, respectively. The Company recognized an impairment loss of $787,820 during the fourth quarter of 2001, as recoverability of these assets (measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset) seemed highly unlikely.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(8)	Customer Lists:

A summary is as follows:

Customer lists	$1,947,704
Less accumulated amortization	704,404

$1,243,300

Amortization expense related to customer lists amounted to $265,687 and $231,412 for the years ended June 30, 2002 and 2001, respectively. The Company recognized an impairment loss of $761,873 during the fourth quarter of 2001, as recoverability of these assets (measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset) seemed highly unlikely.

(9)	Goodwill:

A summary is as follows:

Goodwill	$2,995,577
Less accumulated amortization	1,435,577

$1,560,000

Amortization expense related to goodwill amounted to $390,000 and $503,058 for the year ended June 30, 2002 and 2001. The Company recognized an impairment loss of $4,579,062 during the fourth quarter of 2001, as recoverability of goodwill identifiable to other intangible assets (measured by a comparison of the carrying amount to future net cash flows expected to be generated by the asset) seemed highly unlikely.

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized and that it be assessed for impairment on an annual basis. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, “Goodwill and Other Intangibles” on the Company’s financial position or results of operations.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(10)	Stockholders’ Equity:

Initial Public Offering:

On September 15, 1998, the Company completed the sale of its minimum offering of shares in its initial public offering which generated gross proceeds of $1,385,647 from the sale of 251,000 shares of common stock and 929,825 warrants, each warrant to purchase one share of the Company’s common stock at an exercise price of $6.50 for a term of five years. During the year ended June 30, 2001, 26,600 warrants were exercised for gross proceeds of $163,380. The total number of warrants outstanding at June 30, 2002 is 259,453, with exercise prices ranging from approximately $4.50 to $7.00 per warrant.

Business Combinations:

Network Solutions PVT, Ltd. and NetSol UK, Limited

On September 15, 1998, the Company purchased 51% of the outstanding common stock of Network Solutions PVT, Ltd., a Pakistani Company, and 43% of the outstanding common stock of NetSol UK, Limited, a United Kingdom Company, in exchange for cash payment of $775,000 and issuance of 490,000 restricted common shares of NetSol Technologies, Inc. and subsidiaries. On April 17, 1999, the Company acquired an additional 49% of the outstanding common stock of Network Solutions PVT, Ltd., and 57% of the outstanding common stock of NetSol UK, Limited through the issuance of 4,200,000 restricted common shares of NetSol Technologies, Inc. and subsidiaries.

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

On January 3, 2000, the Company issued 150,000 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of Abraxas Australia Pty, Limited, an Australian Company. Shares issued under this business combination have been presented as a restatement to the earliest period presented in the accompanying Statement of Stockholders’ Equity.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(10)	Stockholders’ Equity:

Business Combinations, Continued:

SuperNet Aktiengesellschaft

On May 2, 2000, the Company issued 425,600 Rule 144 restricted common shares in exchange for 100% of the outstanding capital stock of SuperNet Aktiengesellschaft (“SuperNet AG”), a German Company. Shares issued under this business combination have been presented as a restatement to the earliest period presented in the accompanying Statement of Stockholders’ Equity. During May 2001, management determined that the products, services and customers of Supernet AG were dissimilar to the Company’s customer profiles, products and services and hence, disposed of Supernet AG. This transaction has been accounted for as a discontinued operation.

Private Placements

During the quarter ended September 30, 2000, the Company sold 63,666 shares of its restricted Rule 144 common stock for gross proceeds of $955,000 through a private placement offering pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

During January and February 2001, the Company entered into an equity financing agreement with Deephaven Capital Management (“Deephaven”). Pursuant to this agreement, the Company sold an aggregate of 462,870 restricted common shares for proceeds of $1,850,047, net of offering costs of $150,000. In addition, the Company issued warrants to purchase an aggregate of up to 54,945 shares of common stock at an exercise price of $6.83 per share in January 2001 and warrants to purchase an aggregate of up to 83,916 shares of common stock at an exercise price of $4.47 per share in February 2001, respectively. All warrants are exercisable for a period of five years from the date of issuance and have adjustment provisions for dilution events in connection with issuances of our common stock and other equivalents below the applicable warrant exercise price and for stock splits, stock dividends and similar transactions. In the event of default, the Company may become potentially liable up to $400,000 with respect to some of its obligations under the registration rights agreement with Deephaven.

During the year ended June 30, 2002, the Company sold 2,017,182 shares of common stock for $324,850 through private placement offerings pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The private placements were exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 under Regulation D.

Services

During the years ended June 30, 2002 and 2001, the Company issued 815,000 and 53,017 restricted Rule 144 common shares in exchange for services rendered, respectively. The Company recorded compensation expense of $116,995 and $114,594 for the years ended June 30, 2002 and 2001, respectively. Compensation expense was calculated based upon the fair market value of the freely trading shares as quoted on OTCBB through 2001 and 2002, on NASDAQ over the service period less an average discount of 30% for the restriction feature or the fair value of services received, whichever was more clearly determinable.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(10)	Stockholders’ Equity:

Business Combinations, Continued:

Issuance of shares for Conversion of Debt and Settlement of Litigation

During the year ended June 30, 2001, the outstanding balance of $105,529 (including accrued interest of $5,529) was converted into 16,494 restricted Rule 144 common shares.

A principal stockholder of the Company advanced funds for working capital during the quarter ended September 30, 2000. Effective March 1, 2001, the unpaid outstanding loan balance of $425,611 was converted (at fair value of the underlying common stock on the date of conversion) into 115,420 restricted shares of the Company’s common stock.

During the year ended June 30, 2002, the Company issued 650,000 shares of common stock in settlement of litigation, valued at $104,000 (note 12).

Short Swing Profits

During the year ending June 30, 2002, a principal stockholder, purchased and sold shares of the Company’s common stock on the public market within a six-month period and failed to make adequate disclosures, which constituted a violation of the federal securities statute. Profits of $9,650 arising from the sale of these shares of common stock were contributed to the Company in June 2002.

(11)	Incentive and Nonstatutory Stock Option Plan:

The 1997 Plan

On April 1, 1997, the Company adopted an Incentive and Nonstatutory Stock Option Plan (the “1997 Plan”) for its employees and consultants under which a maximum of 500,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options listed in the summary compensation table (“Securities Underlying Options”) were issued pursuant to the Plan. An additional 20,000 Incentive Stock Options were issued to a non-officer-stockholder of the Company. All options issued pursuant to the Plan vest over an 18 month period from the date of the grant per the following schedule: 33% of the options vest on the date which is six months from the date of the grant; 33% of the options vest on the date which is 12 months from the date of the grant; and 34% of the options vest on the date which is 18 months from the date of the grant. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(11)	Incentive and Nonstatutory Stock Option Plan, Continued:

The 1997 Plan, Continued

The number and weighted average exercise prices of options granted under the 1997 Plan for the years ended June 30, 2002 and 2001 are as follows:

	2002		2001

		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at the beginning of the year	45,000	$1.44	85,000	$1.10
Outstanding at the end of the year	45,000	$1.44	45,000	$1.44
Granted during the year	—	$—	—	$—
Exercised during the year	—	$—	40,000	$0.73
Exercisable at the end of the year	45,000	$1.44	45,000	$1.44
Canceled/forfeited during the year	—	$—	—	$—
Weighted average remaining life (years)	1.5		2.5

During the year ended June 30, 2001, 40,000 options were exercised by related parties into 40,000 shares of common stock for total consideration of $29,000. There was no activity during the year ended June 30, 2002.

The 1999 Plan

On May 18, 1999, the Company enacted an Incentive and Nonstatutory Stock Option Plan (the “1999 Plan”) for its employees, directors and consultants under which a maximum of 5,000,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Nonstatutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees, directors and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

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

The number and weighted average exercise prices of options granted under the 1999 Plan for the year ended June 30, 2002 and 2001 are as follows:

	2002		2001

		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at the beginning of the year	2,992,250	$5.31	1,982,250	$6.77
Outstanding at the end of the year	3,159,450	$4.95	2,992,250	$5.31
Granted during the year	2,109,332	$0.25	1,168,000	$3.29
Exercised during the year	1,702,132	$0.25	47,000	$2.00
Exercisable at the end of the year	3,159,450	$4.95	2,205,175	$5.48
Canceled/forfeited during the year	240,000	$2.25	111,000	$11.53
Weighted average remaining life (years)	4.5		3.8

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

During the year ended June 30, 2002, 1,702,132 options were exercised into 1,702,132 shares of common stock for total consideration of $425,533 including 1,257,332 options exercised by the directors and officers of the Company.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(11)	Incentive and Nonstatutory Stock Option Plan, Continued:

The 1999 Plan, Continued

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

Expected life (years)	5-10 years
Risk-free interest rate	6.0%
Dividend yield	—
Volatility	1.14

The 2001 Plan

On March 27, 2002, the Company enacted an Incentive and Non-statutory Stock Option Plan (the “2001 Plan”) for its employees and consultants under which a maximum of 10,000,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

The number and weighted average exercise prices of options granted under the 2001 Plan for the year ended June 30, 2002 are as follows:

	2002

		Average
		Exercise
	Number	Price

Outstanding at the beginning of the year	—
Outstanding at the end of the year	4,439,541	$0.18
Granted during the year	6,866,000	$0.18
Exercised during the year	2,426,459	$0.18
Exercisable at the end of the year	2,420,088	$0.18
Canceled/forfeited during the year	—	—
Weighted average remaining life (years)	9.4

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(11)	Incentive and Nonstatutory Stock Option Plan, Continued:

Under the 2001 Plan, during the year ended June 30, 2002, 2,426,459 options were exercised into 2,426,459 shares of common stock for total consideration of $436,762.

Included in option exercised was non-cash compensation of $401,046 for 2,045,342 shares of common stock to the officers of the Company in the year ended June 30, 2002.

Proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the years ended June 30, 2002 and 2001 are as follows:

	2002		2001

	Historical	Proforma	Historical	Proforma

Net loss	$5,998,864	$7,242,796	$14,049,942	$19,079,166

Net loss per share - basic and diluted	$0.40	$0.48	$1.25	$1.70

(12)	Commitments and Contingencies:

Leases

The Company entered in to a lease agreement for its corporate office in USA beginning September 23, 2002. The term of the lease is on month-to-month basis with either party entitled to terminate it after February 20, 2003. Rent for the period from September 23, 2002 to September 30, 2002 shall be $630 and thereafter shall be $2,365 per month. The Company paid a sum of $17,167 which constitutes a prorata rent payment for September, six month’s rent in advance and a security deposit of $2,362.

The Company leases its facilities under leases that expire at various times through 2004. The following is a schedule by years of future minimum rental payments (including subsequent event) required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 2002:

Year ending June 30,
2003	$11,812
2004	20,590

$32,402

Rent expense amounted to $215,000 and $419,004 for the years ended June 30, 2002 and 2001, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

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

Litigation

Herbert Smith, a former attorney representing the Company, commenced a collection proceeding against the Company in the High Court of Justice, Queen’s Bench Division, on July 31, 2002, claiming the Company owed a sum certain to it. The Company had signed an engagement letter dated October 18, 2000. Herbert Smith (“HS”) was hired to proceed against Surrey Design Partnership Ltd. HS claimed the Company owed approximately $265,000 (172,454.21 pounds sterling). This sum includes interest in the amount of 8% per annum. The Company commenced negotiations to settle the claims and is in the process of doing so. The Company has prepared an Order to be filed in Court with a payment plan, which the parties have to sign off on. The Company has accrued the amount claimed in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(12)	Commitments and Contingencies, Continued:

On April 29, 2002, Kilroy Realty L.P. filed an unlawful detainer action against the Company for unpaid rent. The parties entered a Stipulation to Entry of Judgment on July 10, 2002 whereby the rent owed by the Company would be taken out of a Letter of Credit held by Kilroy and the rent from August 2002 to February 2003 would be paid from the letter of credit with a promise by the Company to replenish the letter of credit in February. Kilroy did not draw on the letter of credit and on September 26, 2002, the Parties agreed to terminate the lease and NetSol agreed to pay $70,000 for the back rent owed to Kilroy. This matter is closed. The settlement amount of $70,000 has been accrued in the accompanying consolidated financial statements.

On May 23, 2002, Allied Interstate Inc. filed a lawsuit for breach of contract, open book account, account stated, reasonable value against the Company. Allied was assigned the claim from SuperNet AG, a subsidiary of NetSol which was acquired from Florian Zgunea and Leonard Metcsh in Frankfurt Germany in May 2000. After almost two years, SuperNet failed to produce any revenues and the Company’s board of directors agreed with the management to sell back SuperNet to Florian and Leonard and divest itself from the ISP business in Germany. The price of $120,000 was agreed upon and $40,000 was wired to Florian and Leo. Subsequently, the proxy battled with Shareholders Group LLC ensued whereby a Receiver was in place until August 2001. Once the Company’s management was placed back in control, discussion with Florian and Leo commenced. Again, the Company agreed to make four payments of $80,000 and a promise to cooperate by providing all the books and records of SuperNet to the Company. In August 2001, the Company sent another payment of $20,000 as agreed upon. However, soon thereafter, the Company received an electronic correspondence from Florian that if the Company wanted all the books and records full payment was to be made. The Company did not make full payment and obtained books and records from alternate sources. Allied’s position is that the Company breached its agreement with Florian and Leo, the Company’s position is that because they refused to provided access to the books and records, they breached a covenant of the Agreement. The parties are both in discovery stage and no trial date has been set.

The Company is currently involved in proceedings with Adrian Cowler and The Surrey Design Partnership Limited, the former owners of Network Solutions Group Limited (“NSGL”). By a written agreement dated 13th August 1999 the Claimants agreed to sell the entire issued share capital of NSGL to the Company. The consideration for the sale was specified newly issued shares in the Company. It was agreed that the Company’s lawyers would hold these shares in escrow for one year and within seven days of the end of the one-year period the Company would deliver shares to the Claimants’ solicitors. If the Company were to make any written claim (within the one year period) then the Company’s lawyers were to withhold delivery of the consideration shares pending final adjudication of the claim. On August 11, 2000, NetSol delivered a written claim to the Claimants based on misrepresentation as to the financial information provided to the Company upon the acquisition and since that date the Company’s lawyers have withheld delivery of the consideration shares. The Claimants commenced proceedings in Queen’s Bench Court on October 2, 2000 to seek delivery of the consideration shares and/or damages. The Company has counterclaimed and alleges that it was

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(12)	Commitments and Contingencies, Continued:

induced to enter into the agreement by pre-contractual misrepresentations as to financial information, customer base and goodwill. The Company’s primary claim is for rescission of the agreement and, in the alternative, alleges that the Claimants were in breach of a series of warranties and failed to deliver draft figures for inclusion in the Completion Accounts. The Claimants filed its Particulars of Claim on 2nd October 2000 and NetSol served its Defense and Counterclaim on 13th December 2000. The Claimants served a Reply and Defense to Counterclaim on 5th February 2001. The disclosure stage of the proceedings was completed on 20th April 2001. The parties’ witness statements were served on 3rd August 2001. NetSol’s expert report was due to be served on 21st September 2001; the Claimants’ expert report was due to be served on 16th November 2001. The Parties reached a settlement on January 29, 2002 with the following terms I) NetSol to pay 50,000 pounds; II) 3,000 pounds sterling to be paid for 24 months beginning 31, March 2002; III) 4,000 pounds sterling to be paid for 24 months beginning March 31, 2004; IV) NetSol to release 155,000 shares in escrow; V) 650,000 144 shares to be issued to Surrey Design. NetSol made some of the payments and issued all the shares. On June 11, 2002, Plaintiff filed an enforcement of judgment in California Superior Court of Los Angeles to enforce the judgment. A request for Entry of Default was filed on July 30, 2002. On September 10, 2002 NetSol filed its Opposition to Plaintiff’s request for Entry of Judgment and on September 16, 2002, Plaintiff filed its Motion to Strike NetSol’s Opposition. On September 25, 2002, the Company and Surrey Design entered into an Agreement to Stay Enforcement of Judgment. The terms of the Agreement included (i) NetSol to pay 25,000 pounds sterling upon execution of this Agreement; (ii) By February 20, 2003, NetSol to pay an addition 25,000 pounds sterling; (iii) From October 31, 2002 to February 28, 2003, NetSol to pay 3,000 pounds sterling; and (iv) from March 31, 2003 for a period of 24 months, NetSol to pay 4,000 pounds sterling. The settlement amount has been accrued in the accompanying consolidated financial statements.

In addition, the Company and its subsidiaries have been named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2002 AND 2001

(13)	Receivership:

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

(14)	Segment and Geographic Areas:

     The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30:

	2002	2001

Revenues from unaffiliated customers:
North America	$1,453,819	$2,543,875
International	2,124,294	4,182,961

Consolidated	$3,578,113	$6,726,836

Operating loss:
North America	$(4,648,129)	$(11,430,361)
International	(1,130,865)	(4,049,418)

Consolidated	$(5,778,994)	$(15,479,779)

Identifiable assets:
North America	$5,888,343	$8,639,530
International	4,541,842	4,866,157

Consolidated	$10,430,185	$13,505,687