Form 10KSB/A
period 2002-06-30
NETSOL TECHNOLOGIES INC
filed 2002-10-23
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22773

NETSOL TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-4627685 (I.R.S. Employer Identification Number)

24011 Ventura, Suite 101, Calabasas, CA (Address of principal executive offices)	91302 (Zip code)

(818) 222-9195 / (818) 222-9197
(Issuer’s telephone/facsimile numbers, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
(None)

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK, $.001 PAR VALUE
(TITLE OF CLASS)

DOCUMENTS INCORPORATED BY REFERENCE
PART IV
ITEM 13 — EXHIBITS AND REPORTS ON FORM
SIGNATURES
EXHIBIT 23.2
EXHIBIT 23.5

DOCUMENTS INCORPORATED BY REFERENCE
PART IV
ITEM 13 — EXHIBITS AND REPORTS ON FORM
SIGNATURES
Exhibit 23.2
Exhibit 23.5

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [   ]

Registrant’s revenues for the fiscal year ended June 30, 2002 were $3,578,113. As of October 4, 2002, Registrant had 19,445,499 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $511,932.96. This calculation is based upon the closing sales price of $0.07 per share on October 4, 2002.

DOCUMENTS INCORPORATED BY REFERENCE
(None)
Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X]

EXPLANATORY NOTE

     This Form 10-KSB/A for the fiscal year ended June 30, 2002 is being amended to include the Independent Auditors’ Report and Consent of Saeed Kamran Patel as of June 30, 2002.

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

ITEM 13 — EXHIBITS AND REPORTS ON FORM

(a)	Exhibits

23.2	Audit Opinion of Saeed Kamran Patel & Co. for NetSol (Pvt.) Ltd.; Audit Opinion of Saeed Kamran Patel & Co. for NetSol Connect (Pvt.) Ltd.; Audit Opinion of Saeed Kamran Patel & Co. for Network

Solutions (Pvt.) Ltd.

23.5	Consent of Saeed Kamran Patel

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: October 21, 2002	BY:	/S/ NAEEM GHAURI

Naeem Ghauri CEO

Date: October 21, 2002	BY:	/S/ NAJEEB GHAURI

Najeeb Ghauri Chief Financial Officer, Secretary

In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 21, 2002	BY:	/S/ NAJEEB U. GHAURI

Najeeb U. Ghauri Director

Date: October 21, 2200	BY:	/S/ SALIM GHAURI

Salim Ghauri President, Director

Date: October 21, 2002	BY:	/S/ EUGEN BECKERT

Eugen Beckert Director

Date: October 21, 2002	BY:	/S/ IRFAN MUSTAFA

Irfan Mustafa Chairman of the Board, Director

Date: October 21, 2002	BY:	/S/ JIM MOODY

Jim Moody Director

Date: October 21, 2002	BY:	/S/ NAEEM GHAURI

Naeem Ghauri Director