Form 10QSB
period 2002-09-30
NETSOL TECHNOLOGIES INC
filed 2002-11-12
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

( )	For the transition period from ____________to ____________

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.
(Previously NETSOL INTERNATIONAL, INC.)
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other Jurisdiction of Incorporation or Organization)	95-4627685 (I.R.S. Employer Identification No.)

24011 Ventura Boulevard, Suite 101, Calabasas, CA 91302
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

Yes  [X]    No  [   ]

     The issuer had 20,600,499 shares of its $.001 par value Common Stock issued and outstanding as of November 6, 2002.

Transitional Small Business Disclosure Format (check one)

Yes  [   ]    No  [X]

NETSOL TECHNOLOGIES, INC.

INDEX

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

Consolidated Unaudited Balance Sheet as of September 30, 2002

Comparative Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and 2001

Comparative Unaudited Consolidated Statements of Cash Flow for the three Months Ended September 30, 2002 and 2001

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

CONSOLIDATED BALANCE SHEET — SEPTEMBER 30, 2002

(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$50,148
Accounts receivable, net of allowance for doubtful amounts of $78,178	614,139
Revenues in excess of billings	130,789
Other current assets	264,983

Total current assets		$1,060,059
Property and equipment, net of accumulated depreciation and amortization		2,297,268
Other assets		851,258
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks and tradenames, net	2,550,419
Customer lists, net	1,169,458
Goodwill, net	1,462,500

Total intangibles		5,182,377

		$9,390,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,959,563
Current maturities of obligations under capitalized leases	233,796
Billings in excess of revenues	32,618
Loan payable, bank	377,172
Other current liabilities	49,752

Total current liabilities		$4,652,901
Obligations under capitalized leases, less current maturities		20,150
Loan payable		106,109
Contingencies — Note 9		—
Stockholders’ equity:
Common stock; $.001 par value, 25,000,000 shares authorized, 19,445,499 shares issued and outstanding	19,425
Additional paid-in capital	31,797,750
Stock subscriptions receivable	(43,650)
Other comprehensive income	252,813
Accumulated deficit	(27,414,536)

Total stockholders’ equity		4,611,802

		$9,390,962

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three month	Three month
	period ended	period ended
	September 30,	September 30,
	2002	2001

Net revenues	$653,331	$1,129,830
Cost of revenues	330,035	907,470

Gross profit	323,296	222,360

Operating expenses:
Selling and marketing	41,714	59,114
Depreciation and amortization	457,162	408,923
Settlement expenses	—	389,860
Bad debt expense	81,312	—
Salaries and wages	258,500	409,639
Professional services, including non-cash compensation	201,482	472,014
General and administrative	414,384	297,107

Total operating expenses	1,454,554	2,036,657

Loss from operations	(1,131,258)	(1,814,297)
Other income (expense)	(15,529)	(32,222)

Net loss	$(1,146,787)	$(1,846,519)

Other comprehensive loss:
Translation adjustment	(277,462)	(69,203)

Comprehensive loss	$(1,424,249)	$(1,915,722)

Net loss per share — basic and diluted:	$(0.06)	$(0.15)

Weighted average shares outstanding - basic and diluted	19,408,292	12,291,721

See accompanying notes to consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three month period ended

	September 30,	September 30,
	2002	2001

Cash flows provided by (used in) operating activities:
Net loss from continuing operations	$(1,146,787)	$(1,846,519)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457,162	492,849
Non-cash compensation expense	6,200	621,390
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	558,395	475,670
Other current assets	(51,116)	51,387
Other assets	(219,646)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	105,323	30,292

Total adjustments	856,318	1,699,864

Net cash used in operating activities	(290,469)	(146,655)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(41,147)	(22,417)
Proceeds from disposal of investments — certificates of deposit	300,000	32,031

Net cash provided by investing activities	258,853	9,614

Cash flows provided by (used in) financing activities:
Issuance of common stock and warrants, net	—	301,550
Proceeds from loans	34,596	305,641
Principal payments on capital lease obligations	(39,746)	(45,573)

Net cash provided by (used in) financing activities	(5,150)	561,618

Net increase in (decrease in) cash and cash equivalents	(36,766)	424,577
Cash and cash equivalents, beginning of year	86,914	306,125

Cash and cash equivalents, end of year	$50,148	$730,702

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three month period ended

	September 30,	September 30
	2002	2001

Supplemental disclosure of cash flow information:
Interest paid	$25,551	$30,575

Income taxes paid	$—	$1,897

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for services received	$6,200	$231,530

Issuance of shares for Settlement	$—	$389,860

Issuance of 200,000 shares of common stock applied against acquisition payable	$—	$50,000

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2002. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Network Solutions (PVT), Ltd., NetSol (PVT), Limited, NetSol Connect (PVT), Ltd., Network Solutions Group Ltd. and Subsidiaries, Abraxas Australia Pty Ltd., NetSol eR, Inc., Intereve Corporation, and NetSol USA, Inc. All material intercompany accounts have been eliminated in consolidation.

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

(2)    COMPANY NAME CHANGE:

Effective February 8, 2002, the Company changed its name from NetSol International, Inc. to NetSol Technologies, Inc. The name change was approved by a majority of shareholders at the Company’s annual shareholders meeting held on January 25, 2002.

(3)    USE OF ESTIMATES:

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

(4)    NEW ACCOUNTING PRONOUNCEMENTS:

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

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

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

On January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. The Company’s “Services” revenues now include reimbursable out-of-pocket expenses and “Cost of services” expenses include the costs associated with reimbursable out-of-pocket expenses. Prior to the adoption of EITF 01-14 the Company’s historical financial statements recorded these expenses as net amounts in “Cost of services.” The adoption of EITF 01-14 did not have a significant impact on the services gross margin percentage and had no effect on net loss.

(5)    NET LOSS PER SHARE:

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

(6)    FOREIGN CURRENCY:

The accounts of Network Solutions Group Ltd. and Subsidiaries and NetSol UK, Limited use the British Pounds, Network Solutions PK, Ltd., NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees, NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar and Supernet AG uses the German Mark as the functional currencies. NetSol International, Inc. and subsidiaries NetSol USA, Inc. and NetSol eR, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation gains of $252,813 and $80,556 at September 30, 2002 and 2001, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three month period ended September 30, 2002 and 2001, comprehensive loss in the consolidated statements of operation included translation loss of $277,462 and $69,203, respectively.

(7)    PRIVATE PLACEMENT

The Company sold 750,000 shares of its restricted Rule 144 common stock in the amount of $112,500 through a private placement offering during the quarter ended September 30, 2001 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

(8)    INTANGIBLES ASSETS:

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

(9)    LITIGATION:

Herbert Smith a law firm representing the Company in the UK, commenced a collection proceeding against the Company in the High Court of Justice, Queen’s Bench Division, on July 31, 2002, claiming the Company owed a sum certain to it. The plaintiff claimed the Company owed 172,454.21 pounds sterling. This sum includes interest in the amount of 8% per annum. The Company commenced negotiations to settle the claims and is in the process of doing so. The Company has accrued the amount claimed in the accompanying consolidated financial statements. Already accrued before.

On May 23, 2002, Allied Interstate Inc. filed a lawsuit for breach of contract, open book account, account stated, reasonable value against the Company. The Company had agreed to make four payments of $80,000. In August 2001, the Company sent a payment of $20,000 as agreed upon. However, soon thereafter, the Company received an electronic correspondence from the plaintiff that if the Company wanted all the books and records full payment was to be made. The Company did not make full payment and obtained books and records from alternate sources. Allied’s position is that the Company breached its agreement; the Company’s position is that they breached a covenant of the Agreement. The parties are both in discovery stage and no trial date has been set.

The Company is currently involved in proceedings with Adrian Cowler and The Surrey Design Partnership Limited, the former owners of Network Solutions Group Limited (“NSGL”). The disclosure stage of the proceedings was completed on 20th April 2001. The parties’ witness statements were served on 3rd August 2001. NetSol’s expert report was due to be served on 21st September 2001; the Claimants’ expert report was due to be served on 16th November 2001. The Parties reached a settlement on January 29, 2002 with the following terms I) NetSol to pay 50,000 pounds sterling; II) 3,000 pounds sterling to be paid for 24 months beginning 31, March 2002; III) 4,000 pounds sterling to be paid for 24 months beginning March 31, 2004; IV) NetSol to release 155,000 shares in escrow; V) 650,000 144 shares to be issued to Surrey Design. NetSol made some of the payments and issued all the shares. On June 11, 2002, Plaintiff filed an enforcement of judgment in California Superior Court of Los Angeles to enforce the judgment. A request for Entry of Default was filed on July 30, 2002. On September 10, 2002 NetSol filed its Opposition to Plaintiff’s request for Entry of Judgment and on September 16, 2002, Plaintiff filed its Motion to Strike NetSol’s Opposition. On September 25, 2002, the Company and Surrey Design entered into an Agreement to Stay Enforcement of Judgment. The terms of the Agreement included (i) NetSol to pay 25,000 pounds sterling upon execution of this Agreement; (ii) By February 20, 2003, NetSol to pay an addition 25,000 pounds sterling; (iii) From October 31, 2002 to February 28, 2003, NetSol to pay 3,000 pounds sterling; and (iv) from March 31, 2003 for a period of 24 months,

NetSol to pay 4,000 pounds sterling. The settlement amount has been accrued in the accompanying consolidated financial statements.

(10)    GOING CONCERN:

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

Management recognizes that the Company must generate additional resources to enable it to continue operations and is continually evaluating cost cutting measures at every entity level. Additionally, management’s plans also include the sale of additional equity securities and debt financing from related parties and outside third parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

Uncertainties:

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

(11)    SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the three-month periods ended September 30:

	2002	2001

Revenues from unaffiliated customers:
North America	$150,503	$673,381
International	502,828	456,449

Consolidated	$653,331	$1,129,830

Operating loss:
North America	$(1,041,278)	$(1,448,576)
International	(89,980)	(365,721)

Consolidated	$(1,131,258)	$(1,814,297)

Identifiable assets:
North America	$5,386,479	$8,535,984
International	4,004,483	4,340,519

Consolidated	$9,390,962	$12,876,503

PART I — FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the quarter ending September 30, 2002.

     Forward-Looking Information.

This report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company’s realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render the Company’s technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company’s business ultimately is built. The Company does not intend to update these forward-looking statements.

GENERAL

NetSol Technologies, Inc. formally known as NetSol International, Inc. (“NetSol” or the “Company”), is a Nevada corporation founded in 1997. The Company is in the business of information technology (“I/T”) services. Since its inception, the Company has developed enterprise solutions that help clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. Network Solutions Pvt. Ltd., a company formed under the laws of the country of Pakistan, a subsidiary of NetSol (“NetSol PK”), develops the majority of the software for the Company. NetSol PK was the first company in Pakistan to achieve the ISO 9001 accreditation. In addition, NetSol PK is the first IT company in Pakistan to receive the coveted Software Engineering Institute Capability Maturity Model (“SEI CMM”) Level 2 software development assessment. This is one of the highest levels of recognition for quality and best practices a software company can achieve.

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

STATUS OF ANY NEW PRODUCTS, CUSTOMERS OR SERVICES

The Company has added new projects in Daimler Chrysler and also signed up a contract for Yamaha Motors Australia. The new projects were initiated in late September 2002 therefore we anticipate the revenues to be realized in the quarter ending December 2002. The Company has signed up quite a few new contracts in Pakistan including SAF Games, Stylo Textiles, United Nations Development Foundation (UNDF) and others.

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

On April 25, 2002, the Company announced that Mark Caton had joined NetSol as Vice President of Sales in the United States. Mr. Caton’s responsibilities included management of a team of senior level Account Executives located in Los Angeles, CA and Vienna, VA offices. The Sales and Marketing team will focus on selling to both IT consulting companies as well as small to medium sized companies who are looking to substantially reduce the cost of building complex Enterprise Solutions, without compromising on quality. The management believes that the industry focus of our sales professionals and as our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements. However, this initiative has not paid the dividends expected and in September 2002, the sales and marketing team was reduced to a size we believe is appropriate for the current demand for our services in the North American market.

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

Geographically, NetSol has operations in North America, the Middle East and Asia Pacific region, with limited operations in Europe.

CHANGES IN FINANCIAL CONDITION

Three Months Ended September 30, 2002 as compared to the Three Months Ended September 30, 2001:

Net revenues were $653,331 for the quarter ended September 30, 2002. This is a decrease from the revenues of the same quarter for the previous year of $1,129,830. The current quarter revenues approximate the immediately preceding quarter ended June 30, 2002, which demonstrates stabilization of the revenues of the company. The Company has signed new contracts in Australia, Japan, UK and Pakistan towards the end of September 2002 and the revenue would be recognized in the current and future quarters. Prior to the recession, the invalid proxy contest and aftermath of the terrorist attacks last year, NetSol was set to maintain the double digit growth that it experienced until 2001. The Company has gone through a major transformation over the last twelve months. We have adjusted our business plan to reflect the general downturn in technology spending worldwide. We have reduced certain capacities to address costs but have continued to invest in improving processes and quality assurance in all our project delivery capabilities. We are now posed to benefit from our low cost base that would be ramped up as we begin to see revenue growth. The management feels with the continuous commitment, dedication and loyalty of all employees, it is now able withstand the ongoing challenges and is able to move forward with new business development initiatives in Europe and the Far East.

There has been a tremendous surge in demand of NetSol’s ‘niche’ lease and finance products as the company has experienced 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Germany and Pakistan. The crown jewel of our product line “CMS’ (Contract Management System) which was sold to three companies of Daimler Chrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars is nearly ready to go live. Maturity of our key products has given rise to a very positive interest by many new blue chip customers globally.

The world market size of leasing and financing industry is in excess of $500 Billion out which the Software sector represents over a Billion dollars. Number of large Leasing companies would be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT sending by these companies. NetSol is well positioned to sell several new licenses in 2003 that could potentially increase the sales and bottom line. As the Company sells more of these licenses it is possible that the margins increase to upward of 60%. The License prices of these products vary from $75,000 to $500,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems have been sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and company expects substantial growth in this area in the coming year.

The gross profit was $323,296 in the quarter ending September 30, 2002 as compared with $222,360 for the same quarter of the previous year. The gross profit percentage has increased from approximately 20% in the quarter ended September 30, 2001 to approximately 49% for the quarter ended September 30, 2002 as a result of the Company reducing cost across the board without compromising on its delivery capabilities. Whilst the cost of sales and the cost of delivery of projects have both been reduced in the quarter, the Company maintained all its delivery commitments and has won new business from existing and new customers. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure. The gross profit margin was also improved due to improved quality standards such as achieving the assessment of CMM Level 2 in 2002. NetSol PK is the first software house in Pakistan to achieve this distinction.

Operating expenses were $1,454,554 for the quarter ending September 30, 2002 as compared to $2,036,657 for the quarter ending September 30, 2001. The decrease in the current fiscal year is largely attributable to the focus on reduction of all non-essential costs. The Company has streamlined it operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $457,162 for the quarter ended September 30, 2002 as compared to $408,923 for the quarter ended September 30, 2001. Combined general and administrative and salaries and wage costs were $258,500 for the quarter ended September 30, 2002, or a decrease of $151,139 from $409,639 for the quarter ended September 30, 2001. This decrease is attributable to reduced operational expenses as the Company was in the process of working to reducing costs across the Company. Selling and marketing expenses decreased to 41,714 in the quarter ended September 30, 2002 from $59,114 in the quarter ended September 30, 2001. The Company had settlement expenses of $389,860 in the fiscal 2001. No such expenses were incurred in the current quarter. The Company provided an allowance for bad debts of $81,312 in the current quarter. Professional services expense and General and administrative expenses decreased to a cumulative total of $615,866 from $769,121 in the corresponding period last year.

Net loss was $1,146,787 for the quarter ended September 30, 2002 as compared to $1,846,519 for the quarter ended September 30, 2001. This is reduction of 37.9% from last year with a net loss per share, basic and diluted, of $0.06 for the quarter ended September 30, 2002 as compared with $0.15 for the quarter ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities amounted to $290,469 for the three months ended September 30, 2002, as compared to $146,655 for the three months ended September 30, 2001, mainly due to increase in other assets.

Net cash provided by investing activities amounted to $258,853 for the three months ended September 30, 2002, as compared to $9,614 for the three months ended September 30, 2001, representing an improvement in cash provided by investing activities mainly due to proceeds from disposal of investments certificates of deposit of $300,000. The Company is actively exploring raising new capital in the emerging markets to adequately fund the Company for growth and enhancement in infrastructure. The cash position is projected to improve in the current and future quarters due to new business signed up in the last quarter.

Net cash used by financing activities amounted to $5,150 for the three months ended September 30, 2002, as compared to net cash provided by financing activities of $561,618 for the three months ended September 30, 2001. The three-month period ended September 30, 2001 included the cash inflow of $301,550 from issuance of equity and $305,641 from proceeds of loans as compared to $34,596 from proceeds of loans in the quarter ended September 30, 2002.

The Company’s cash position was $452,400 at September 30, 2002. This is presented on the financial statements as $50,148 as cash and cash equivalents, and a total of $402,252 as certificates of deposit, which is included in other assets.

ADDITIONAL RAISE OF CAPITAL

     None.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

On July 26, 2002, the Company was served with a Request for Entry of Default by Surrey Design Partnership Ltd. (“Surrey”). Surrey’s Complaint for Damages filed with the Request for Entry of Default in Superior Court of California, County of Los Angeles (Central District), the sum of $288,743.41 plus interest at the rate of 10% above Bank of England base rate from January 13, 2002 until payment in full is received, plus costs, was sought. On January 29, 2002, Surrey filed a Consent Order with the High Court of Justice, Queens Bench division stating that the action filed by Surrey would be stayed if 218,000 pounds sterling was paid in accordance to a payment schedule agreed to by both parties. NetSol made payments up to May of 2002, but because of cash flow difficulties, was unable to make payments thereafter. On September 25, 2002, the parties signed an Agreement to Stay Enforcement of Judgment whereby NetSol will make further payments to Surrey until the entire sum is paid. NetSol does not anticipate any further action on this matter. NetSol has paid 25,000 Pounds Sterling in September to be current on the settlement plan and will continue to maintain monthly payments of 3,000 Pounds Sterling from November 1, 2002.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.    OTHER INFORMATION

          None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                 99            Certification

     (b)  Exhibits and Reports on Form 8-K.

The Company filed reports on Form 8-K on July 9, 2002 during the quarter ended September 30, 2002 reporting a change in the Company’s Accountants.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.
(Registrant)

Date: November 11, 2002	/s/ Naeem Ghauri NAEEM GHAURI Chief Executive Officer

/s/ Najeeb Ghauri NAJEEB GHAURI Chief Financial Officer, Secretary and Vice Chairman