Form 10QSB
period 2002-12-31
NETSOL TECHNOLOGIES INC
filed 2003-02-07
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

( )	For the transition period from to

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

Yes (X)	No ( )

     The issuer had 22,661,909 shares of its $.001 par value Common Stock issued and outstanding as of December 31, 2002.

Transitional Small Business Disclosure Format (check one)

Yes ( )	No (X)

NETSOL TECHNOLOGIES, INC.

INDEX

PART I.		FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Unaudited Balance Sheet as of December 31, 2002	3
		Comparative Unaudited Consolidated Statements of Operations for the Six Months Ended December 31, 2002 and 2001	4
		Comparative Unaudited Consolidated Statements of Cash Flow for the Six Months Ended December 31, 2002 and 2001	5
		Notes to the Unaudited Consolidated Financial Statements	7
	Item 2.	Management’s Discussion and Analysis or Plan of Operation	14
PART II.		OTHER INFORMATION
	Item 1.	Legal Proceedings	18
	Item 2.	Changes in Securities and Use of Proceeds	19
	Item 3.	Defaults Upon Senior Securities	19
	Item 4.	Submission of Matters to a Vote of Security Holders	19
	Item 5.	Other Information	19
	Item 6.	Exhibits and Reports on Form 8-K	19
		(a) Exhibits
		(b) Reports on Form 8-K

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET – DECEMBER 31, 2002
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$51,902
Accounts receivable, net of allowance for doubtful amounts of $133,900	901,852
Revenues in excess of billings	163,867
Other current assets	161,162

Total current assets		$1,278,783
Property and equipment, net of accumulated depreciation and amortization		2,218,003
Other assets		694,551
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks and tradenames, net	2,380,437
Customer lists, net	1,096,336
Goodwill, net	1,365,000

Total intangibles		4,841,773

		$9,033,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,209,966
Current maturities of obligations under capitalized leases	184,177
Billings in excess of revenues	4,369
Loan payable, bank	336,951
Other current liabilities	49,752

Total current liabilities		$3,785,215
Obligations under capitalized leases, less current maturities		15,582
Loan payable		136,461
Contingencies – Note 9		—
Stockholders’ equity:
Common stock; $.001 par value, 25,000,000 shares authorized, 22,661,909 shares issued and outstanding	22,662
Additional paid-in capital	32,314,807
Stock subscriptions receivable	(43,650)
Other comprehensive income	273,368
Accumulated deficit	(27,471,335)

Total stockholders’ equity		5,095,852

		$9,033,110

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Net revenues	$946,325	$856,940	$1,599,656	$1,986,770
Cost of revenues	292,665	820,275	622,700	1,727,746

Gross profit	653,660	36,665	976,956	259,024

Operating expenses:
Selling and marketing	14,042	66,973	55,756	126,087
Depreciation and amortization	418,678	408,740	875,840	817,663
Settlement expenses	—	—		389,860
Bad debt expense	86,421	—	167,733	—
Salaries and wages	235,278	371,215	493,778	780,854
Professional services, including non-cash compensation	42,284	159,355	243,766	631,368
General and administrative	337,589	316,137	751,973	613,244

Total operating expenses	1,134,292	1,322,420	2,588,846	3,359,076

Loss from operations	(480,632)	(1,285,755)	(1,611,890)	(3,100,052)
Other expense	(54,242)	(100,601)	(69,771)	(132,822)

Loss from continuing operations	(534,874)	(1,386,356)	(1,681,661)	(3,232,874)
Gain from discontinuation of a Subsidiary	478,075	—	478,075	—

Net Loss	(56,799)	(1,386,356)	(1,203,586)	(3,232,874)
Other comprehensive loss:
Translation adjustment	20,555	236,645	(256,907)	167,442

Comprehensive loss	(36,244)	$(1,149,711)	$(1,460,493)	$(3,065,432)

Net loss per share – basic and diluted:
Continued operations	$(0.02)	$(0.10)	$(0.08)	$(0.24)

Discontinued operations	0.02	—	0.02	—

Net Loss	$(0.00)	$(0.10)	$(0.06)	$(0.24)

Weighted average shares outstanding -
Basic and diluted	21,559,114	14,521,850	20,485,203	13,335,746

See accompanying notes to consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-month periods ended
	December 31,	December 31,
	2002	2001

Cash flows provided by (used in) operating activities:
Net loss from continuing operations	$(1,203,586)	$(3,232,874)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	875,840	971,976
Non-cash compensation expense	352,859	748,513
Discontinued operations	(478,075)	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	270,682	674,607
Other current assets	19,627	72,584
Other assets	(377,273)	73,667
Increase (decrease) in liabilities -
Accounts payable and accrued expenses	(172,702)	126,160

Total adjustments	490,958	2,667,507

Net cash used in operating activities	(712,628)	(565,367)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(41,147)	(50,427)
Proceeds from disposal of investments — certificates of deposit	614,334	32,031

Net cash provided by (used in) investing activities	573,187	(18,396)

Cash flows provided by (used in) financing activities:
Issuance of common stock and warrants, net	173,635	419,050
Proceeds from loans	24,727	171,323
Principal payments on capital lease obligations	(93,933)	(73,682)

Net cash provided by financing activities	104,429	516,691

Net decrease in cash and cash equivalents	(35,012)	(67,072)
Cash and cash equivalents, beginning of year	86,914	306,125

Cash and cash equivalents, end of year	$51,902	$239,053

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-month periods ended
	December 31,	December 31,
	2002	2001

Supplemental disclosure of cash flow information:
Interest paid	$30,000	$59,077

Income taxes paid	$—	$3,597

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for services received	$352,859	$358,653

Issuance of shares for Settlement	$—	$389,860

Issuance of 200,000 shares of common stock applied against acquisition payable	$—	$50,000

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (Pvt.) Ltd., NetSol (PVT), Limited, NetSol Connect (PVT), Ltd., NetSol Technologies UK Ltd (newly created subsidiary), NetSol — Abraxas Australia Pty Ltd., NetSol eR, Inc., and NetSol USA, Inc. All material inter-company accounts have been eliminated in consolidation.

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

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies’ interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in this financial statement since the effect of dilutive securities is anti-dilutive.

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

(6)	FOREIGN CURRENCY:

The accounts of NetSol UK, Limited use the British Pounds, NetSol Technologies (Pvt.) Ltd., NetSol (Pvt.), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc. and subsidiaries NetSol USA, Inc. and NetSol eR, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation gain of $273,368 and $317,201 at December 31, 2002 and 2001, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the six month period ended December 31, 2002 and 2001, comprehensive gain (loss) in the consolidated statements of operation included translation loss of $256,907 and gain of $167,442, respectively. During the three month period ended December 31, 2002 and 2001, comprehensive gain in the consolidated statements of operation included translation gains of $20,555 and $236,645, respectively

(7)	INTANGIBLES ASSETS:

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

(8)	LITIGATION:

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

On May 23, 2002, Allied Interstate, Inc. (“Allied” or “Plaintiff”) filed a complaint seeking damages from NetSol International, Inc. (“NetSol” or “Defendant”) for breach of contract; open book account; account stated and reasonable value in Superior Court of California, County of Los Angeles, West

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

District (Case No. SC072237). NetSol filed an answer on July 5, 2002 stating its affirmative defenses to the complaint. Plaintiff and Defendant commenced discovery. On September 30, 2002, NetSol filed three Motions to Compel Discovery, as no responses were sent by Allied. Allied later served Discovery responses were insufficient and not in substantial compliance with California Code of Civil Procedure. On December 5, 2002, a hearing was held whereby Defendant NetSol requested that the Court grant the following three motions: Motion to Compel Responses to Interrogatories and Imposing Monetary Sanctions; Motion to Compel Responses and Production of Documents and imposing Monetary Sanctions; Order that Matters be Deemed Admitted and For Imposition of Monetary Sanctions. Plaintiff did not file opposition or make an appearance at the December 5th hearing. The Court granted Defendant all three motions. On December 20, 2002, Defendant Allied filed a Motion for Reconsideration of granting the Order. On January 16, 2002, the Parties attended Court Ordered Mediation. The Parties were unable to resolve their differences. Plaintiff’s Motion for Reconsideration (of the Court’s Order regarding the three Motions to Compel granted in favor of the Defendant) is scheduled for February 11, 2003. A post mediation review hearing has been set by the Court for February 28, 2003. NetSol will continue to vigorously defend its position in this case. A trial date has not been set.

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

(9)	GOING CONCERN:

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

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

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management’s plans included closing down of its loss generating UK entities, disposal of its German subsidiary, and is continually evaluating cost cutting measures at every entity level. Additionally, management’s plans also include the sale of additional equity securities and debt financing from related parties and outside third parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

Uncertainties:

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government have announced their intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. Due to these attacks, any response may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact the Company’s physical facilities and operations, which are located in North America, Australia and the Southeast Asian Region (including collectively significant subsidiaries located in Pakistan), or those of their customers. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from customers for services or may negatively impact the clients’ ability to outsource. Currently, there are tensions involving Afghanistan, a neighbor of Pakistan and Iraq, which is located very near to Pakistan. These hostilities and tensions could lead to political or economic instability in Pakistan and a possible adverse effect on operations and future financial performance. These developments will subject the Company’s worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(10)	FORMATION AND DISPOSAL OF SUBSIDIARIES:

During the period ended December 31, 2002, the Company formed a subsidiary in UK, NetSol Technologies Ltd., as a wholly owned subsidiary of NetSol Technologies, Inc. This entity is planned to serve as the main marketing and delivery arm for services and products sold and delivered in the UK and mainland Europe. The subsidiary had insignificant operations and assets as of December 31, 2002.

On March 18, 2002, a Winding-Up Order was made relating to the liquidation of NetSol (UK) Ltd. (a company organized under the laws of United Kingdom on December 19,

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

1997) on the petition of a creditor in respect of services supplied presented to the Court. During the period ended December 31, 2002, the Company wrote off debts of NetSol (UK) Ltd. amounting $478,075, based upon opinion of the Company’s counsel that the creditors have no standing to enforce their claims on the Parent Company in the US. The Company has reflected such write-off as a gain from discontinuation of the subsidiary, in the Statement of Operations.

(11)	SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the three-month periods ended December 31:

	2002	2001

Revenues from unaffiliated customers:
North America	$255,435	$1,002,895
International	1,344,221	983,875

Consolidated	$1,599,656	$1,986,770

Operating loss:
North America	$(1,446,811)	$(2,316,523)
International	(165,079)	(783,529)

Consolidated	$(1,611,890)	$(3,100,052)

Identifiable assets:
North America	$5,180,277	$7,559,126
International	3,852,833	4,245,712

Consolidated	$9,033,110	$11,804,838

Depreciation and amortization:
North America	$703,823	$761,913
International	172,017	55,750

Consolidated	$875,840	$817,663

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

PART I — FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the quarter ending December 31, 2002.

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

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

I/T and management consulting services include advising clients on the strategic acquisition and utilization of I/T and on business strategy, operations, change management and business process reengineering.

The Company also develops sophisticated Leasing Software Systems for the asset based lease and finance industries. NetSol has developed a complete integrated Leasing Software Suite branded as LeaseSoft, which is a series of four applications that can be marketed and utilized in an integrated system. These applications are CAC, CAP, CAM. These four applications form the full suite of the asset based lending. LeaseSoft is a culmination of over 6 years of development effort and has over 60 modules. LeaseSoft is now complete as a product after our first customer of the last application CAM, UMF Singapore gone live. We are getting repeat orders for different application within the main suite. Yamaha Motors Finance Australia needed LeaseSoft.WFS to be live in ten weeks. NetSol team of consultants was able to complete the implementation of a very complex application at the back end in record ten weeks. Our latest contract has come from DaimlerChrysler Services Korea for LeaseSoft.WFS.

LeaseSoft.CAC is a browser-based Credit Application Creation System that can be used by any front-end selling operation, including motor vehicle dealers and other outlets. CAC users create quotations and financing applications for the customers using predefined financial products. The proposal is submitted to Back Office (CAP) for credit approval. After analysis, the proposal is sent back to CAC system with a final decision.

Credit Application Process System (CAP) provides various finance/leasing companies with the ability to quickly assess the worthiness of an applicant applying for a loan or a lease. The core of the system is driven by a strong workflow management engine with integrated links to credit rating agencies and offers an automated point scoring strategy for automatic approval/rejection/referral. It can be customized to link to any Credit Application Creation , and it has the ability to integrate any vehicle data provider such as Glass’ Guide in Europe and Australia.

The LeaseSoft.WFS ( Wholesale Finance System) is developed to automate and manage the Whole Sale Finance (Floor Plan) activities of a Finance Company. The design of the system is based on the concept of One Loan One Asset to facilitate Asset Tracking and Costing of an asset. The system covers Credit Limit Request, Payment of Loan, Billing, and Settlement, Auditing of Stocks, Dealer Information and ultimately the pay-off functions.

The LeaseSoft.CAM Contract Administration & Management System manages lease/finance contracts for financing of vehicles from inception until completion and creates all the required accounting entries to interface with a general ledger. The leasing company is able to establish, maintain and terminate such financial contracts. Contracts may include added value services such as vehicle maintenance and/or insurance premiums. It furthermore incorporates functional extensions such as litigation, remarketing of vehicles, securitization of a portfolio and post dated check management.

These are traditionally complex business applications and require a great deal of industry experience both in the development as well as implementation stages. NetSol, over the years, has developed core competencies in the asset based lending software space. These are sought after skills shared in a team of approximately 50 business consultants. NetSol is able to demand a premium for these consultants and leverages this competency when bidding for new business.

Typically, the sales cycle for these products is anywhere between six to twelve months and NetSol derives its income both from selling the license to use the products as well as extensive customization, implementation, support and maintenance. License fees can vary generally between $100,000 to $1,000,000 per license depending upon the size of the customer and the complexity of the customization. The revenue for the license and the customization flows in several phases and could take from one month to a year before its is fully recognized as income in accordance with generally accepted accounting principles.

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

STATUS OF ANY NEW PRODUCTS, CUSTOMERS OR SERVICES

The Company has added new projects in Daimler Chrysler and also signed up a contract for Yamaha Motors Australia. The new projects were initiated in late September 2002 therefore we anticipate the revenues to be realized in the quarter ending December 2002. The Company has signed up quite a few new contracts in Pakistan including SAF Games, Style Textiles, United Nations Development Foundation (UNDF) and others.

The Company expanded its menu of software into banking and other financial areas. NetSol PK launched new customized banking applications software. The Company has the technical know how and capability to successfully enter this vibrant banking sector. Over eight new business development and project management teams in the area of banking and finance were created in the second quarter of 2001. As a result of this new initiative, NetSol added a new fortune 500 customer such as Citibank in Pakistan NetSol USA, as a Government Suppliers Agreement (“GSA”) approved vendor, has the ability to participate in numerous government related contracts and projects tendered by the various government agencies.

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

On October 1, 2002, NetSol Technologies Ltd. (“NetSol UK Ltd.”), was launched in Great Britain, as a wholly owned subsidiary of NetSol Technologies, Inc. This entity would be the main marketing and delivery arm for services and products sold and delivered in the UK and Europe. NetSol UK Ltd. appointed Rajeev Warrier as Senior Vice President and a local Director to run the operations from London. Mr. Warrier came to NetSol UK Ltd. after 11 years with CitiGroup in the UK. He was a Vice President, Risk Architecture with CitiGroup and brings over 18 years of IT and Banking experience and is a graduate of University of Bombay, India. In its first three months of operation, NetSol UK Ltd. secured two new contracts. The first with a major global financial institution in UK which is among the top ten banks worldwide; the other, is with an elite sports governing body based in London. The UK operation made a modest contribution to the top line revenue and management believes it could grow by 15% to 20% in each of the last two quarters of the current fiscal year.

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

Geographically, NetSol has operations in North America, the Middle East and Asia Pacific region, with a newly launched presence in Europe.

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

CHANGES IN FINANCIAL CONDITION:

Six Month and Three Month Periods Ended December 31, 2002 as compared to the Six Month and Three Month Periods Ended December 31, 2001:

Net revenues were $1,599,656 and $946,325 for the six months and three-month periods ended December 31, 2002, respectively. Net revenues were $1,986,770 and $856,940 for the six months and three-month periods ended December 31, 2001, respectively. This reflects a decrease of $387,114 (19%) in the six-month period but an increase of $89,385 (10%) in the three-month period ended December 31, 2002. There has been a tremendous surge in demand of NetSol’s ‘niche’ lease and finance products as the company has experienced 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Germany and Pakistan. The crown jewel of our product line “CMS’ (Contract Management System) which was sold to three companies of Daimler Chrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars went alive in January 27, 2003. Maturity of our key products has given rise to a very positive interest by many new blue chip customers globally. The world market size of leasing and financing industry is in excess of $500 Billion out which the Software sector represents over a Billion dollars. Number of large Leasing companies would be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT sending by these companies. NetSol is well positioned to sell several new licenses in 2003 that could potentially increase the sales and bottom line. As the Company sells more of these licenses it is possible that the margins increase to upward of 70%. The License prices of these products vary from $100,000 to $1,000,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems have been sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and company expects substantial growth in this area in the coming year. In the last quarter, NetSol signed quite a few new contracts with new customers in Australia, Japan, UK and Pakistan.

Operating expenses were $2,588,846 and $1,134,292 for the six month and three month periods ending December 31, 2002 as compared to $3,359,076 and $1,322,420, respectively, for the corresponding periods last year. The decrease in the current fiscal year is largely attributable to the focus on reduction of all non-essential costs. The Company has streamlined it operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $875,840 and 418,678 for the six month and three month period ended December 31, 2002, respectively. Depreciation and amortization expense amounted $817,663 and $408,740 for the six month and three-month period ended December 31, 2001, respectively. Combined general and administrative and salaries and wage costs were $1,245,751 and $572,867 for the six month and three month period ended December 31, 2002, respectively, or a decrease of $148,347 and $114,485 from corresponding periods last year. Combined general and administrative and salaries and wage costs were $1,394,098 and $687,352 for the six month and three month period ended December 31, 2001, respectively. This decrease is attributable to reduced operational expenses as the Company was in the process of working to reducing costs across the Company. Selling and marketing expenses decreased to $55,756 and $14,042 in the six month and three month periods ended December 31, 2002 as compared to $126,087 and $66,973 in the six month and three month periods ended December 31, 2001. The Company had settlement expenses of $389,860 in the fiscal 2001. No such expenses were incurred in the current quarter. The Company provided an allowance for bad debts of $86,421 in the current quarter. Professional services expense decreased to $243,766 and $42,284 in the six month and three month periods ended December 31, 2002 from $631,368 and $159,355 in the corresponding periods last year. Loss from continued operations were $1,681,661 and $534,874 in the six month and three month periods ended December 31, 2002 as compared to $3,232,874 and $1,386,356 for the corresponding periods last year. This is reduction of 47.9 % and 61.4% for the six-month and three month periods, respectively, compared to prior year.

In the quarter ended December 31, 2002, the Company wrote off debts pertaining to discontinued operations in UK amounting $478,075. This amount has been reflected as Gain from discontinuation of subsidiary in the Statement of Operations.

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

Net Losses were $1,203,586 and $56,799 in the six month and three-month periods ended December 31, 2002 as compared to $3,232,874 and $1,386,356 for the corresponding periods last year. This is reduction of 62.8 % and 95.9% for the six-month and three periods, respectively, compared to prior year. Net loss per share, basic and diluted, were $0.06 and $.002 for the six month and three month periods ended December 31, 2002 as compared with $0.24 and $0.10 for the corresponding periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities amounted to $712,628 for the six months ended December 31, 2002, as compared to $565,367 for the six months ended December 31, 2001, mainly due to increase in other assets and decrease of accounts payable and accrued expenses.

Net cash provided by investing activities amounted to $573,187 for the six months ended December 31, 2002, as compared to $(18,396) for the six months ended December 31, 2001, representing an improvement in cash provided by investing activities mainly due to proceeds from disposal of investments certificates of deposit of $614,334. The Company is actively exploring raising new capital in the emerging markets to adequately fund the Company for growth and enhancement in infrastructure. The cash position is projected to improve in the current and future quarters due to new business signed up in the last quarter.

Net cash provided by financing activities amounted to $104,429 for the six months ended December 31, 2002, as compared to net cash provided by financing activities of $516,691 for the six months ended December 31, 2001. The six-month period ended December 31, 2001 included the cash inflow of $419,050 from issuance of equity and $171,323 from proceeds of loans as compared to $173,635 from issuance of equity and $24,727 from proceeds of loans in the period ended December 31, 2002.

The Company’s cash position was $151,902 at December 31, 2002. This is presented on the financial statements as $51,902 as cash and cash equivalents, and a total of $100,000 as certificates of deposit, which is included in other assets.

ADDITIONAL RAISE OF CAPITAL

The Company sold 805,993 shares of its restricted Rule 144 common stock in the amount of $98,719.16 through a private placement offering during the quarter ended December 31, 2001 pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933.

Certain employees exercised 940,000 stock options with exercise prices ranging from $0.08 to $0.25 during the second quarter, against salaries owed to them by the Company or loans made to the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 2002, Herbert Smith, a law firm in England, which represented NetSol in the Surrey matter, filed claim for the sum of 171,732.72 pounds sterling ($267,901.92 as of October 11, 2002), plus interest in the High Court of Justice Queen’s Bench Division. On November 28, 2002, Herbert Smith filed a Consent Order to carry the terms of their mutually agreed settlement and payment schedule. If NetSol fails to maintain the terms of the Order, Herbert Smith will have to come to the US to enforce that judgment on NetSol.

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

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

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

On May 23, 2002, Allied Interstate, Inc. (“Allied” or “Plaintiff”) filed a complaint seeking damages from NetSol International, Inc. (“NetSol” or “Defendant”) for breach of contract; open book account; account stated and reasonable value in Superior Court of California, County of Los Angeles, West District (Case No. SC072237). NetSol filed an answer on July 5, 2002 stating its affirmative defenses to the complaint. Plaintiff and Defendant commenced discovery. On September 30, 2002, NetSol filed three Motions to Compel Discovery, as no responses were sent by Allied. Allied later served Discovery responses were insufficient and not in substantial compliance with California Code of Civil Procedure. On December 5, 2002, a hearing was held whereby Defendant NetSol requested that the Court grant the following three motions: Motion to Compel Responses to Interrogatories and Imposing Monetary Sanctions; Motion to Compel Responses and Production of Documents and imposing Monetary Sanctions; Order that Matters be Deemed Admitted and For Imposition of Monetary Sanctions. Plaintiff did not file opposition or make an appearance at the December 5th hearing. The Court granted Defendant all three motions. On December 20, 2002, Defendant Allied filed a Motion for Reconsideration of granting the Order. On January 16, 2002, the Parties attended a Court Ordered Mediation. The Parties were unable to resolve their differences. Plaintiff’s Motion for Reconsideration (of the Court’s Order regarding the three Motions to Compel granted in favor of the Defendant) is scheduled for February 11, 2003. The Court has set a post mediation review hearing for February 28, 2003. NetSol will continue to vigorously defend its position in this case. A trial date has not been set.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
99 Certification Exhibits and Reports on Form 8-K.

The Company filed reports on Form 8-K on October 23, 2002 during the quarter ended December 31, 2002 reporting a change in the Company’s address and resignation of a member of the Board of Directors.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC. — 10QSB — Quarterly Report

NETSOL TECHNOLOGIES, INC.
(Registrant)

Date: February 6, 2003	/s/ Naeem Ghauri

NAEEM GHAURI Chief Executive Officer

/s/ Najeeb Ghauri

NAJEEB GHAURI Chief Financial Officer, Secretary and Vice Chairman