Form 10QSB
period 2003-03-31
NETSOL TECHNOLOGIES INC
filed 2003-05-07
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes (X)	No ( )

               The issuer had 25,511,909 shares of its $.001 par value Common Stock issued and outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format (check one)

Yes ( )	No (X)

NETSOL TECHNOLOGIES, INC.

INDEX

PART I.		FINANCIAL INFORMATION
	Item 1.	Financial Statements	3
		Consolidated Unaudited Balance Sheet as of March 31, 2003	3
		Comparative Unaudited Consolidated Statements of Operations for the nine Months and three months Ended March 31, 2003 and 2002	4
		Comparative Unaudited Consolidated Statements of Cash Flow for the nine Months Ended March 31, 2003 and 2002	5
		Notes to the Unaudited Consolidated Financial Statements	7
	Item 2.	Management’s Discussion and Analysis or Plan of Operation	15
PART II.		OTHER INFORMATION	20
	Item 1.	Legal Proceedings	20
	Item 2.	Changes in Securities and Use of Proceeds	21
	Item 3.	Defaults Upon Senior Securities	21
	Item 4.	Submission of Matters to a Vote of Security Holders	21
	Item 5.	Other Information	22
	Item 6.	Exhibits and Reports on Form 8-K	22
		(a) Exhibits
		(b) Reports on Form 8-K

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

PART I - FINANCIAL INFORMATION

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET – MARCH 31, 2003
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$499,330
Accounts receivable, net of allowance for doubtful amounts of $133,900	617,045
Revenues in excess of billings	323,143
Other current assets	183,686

Total current assets		$1,623,204
Property and equipment, net of accumulated depreciation and amortization		2,143,042
Other assets		681,428
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks and tradenames, net	2,210,406
Customer lists, net	1,022,854
Goodwill, net	1,267,500

Total intangibles		4,500,760

		$8,948,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,788,691
Current maturities of obligations under capitalized leases	197,903
Billings in excess of revenues	163,739
Loan payable, bank	502,396
Other current liabilities	49,752

Total current liabilities		$3,702,481
Obligations under capitalized leases, less current maturities		10,396
Loan payable		173,956
Contingencies – Note 9		—
Stockholders’ equity:
Common stock; $.001 par value, 50,000,000 shares authorized, 25,511,909 shares issued and outstanding	25,512
Additional paid-in capital	32,806,067
Stock subscriptions receivable	(43,650)
Other comprehensive income	262,653
Accumulated deficit	(27,988,981)

Total stockholders’ equity		5,061,601

		$8,948,434

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three month	Three month	Nine month	Nine month
	period ended	period ended	period ended	period ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Net revenues	$914,258	$854,979	$2,513,914	$2,841,749
Cost of revenues	409,610	579,884	1,032,310	2,307,630

Gross profit	504,648	275,095	1,481,604	534,119

Operating expenses:
Selling and marketing	11,628	42,753	67,384	168,840
Depreciation and amortization	464,999	445,506	1,340,839	1,263,169
Settlement expenses	—	—	—	389,860
Bad debt expense	—	—	167,733	—
Salaries and wages	194,963	438,086	688,741	1,218,940
Professional services, including non-cash compensation	64,270	89,982	308,036	721,350
General and administrative	254,658	353,377	1,006,631	966,621

Total operating expenses	990,518	1,369,704	3,579,364	4,728,780

Loss from operations	(485,870)	(1,094,609)	(2,097,760)	(4,194,661)
Other expense	(31,776)	(27,389)	(101,547)	(160,212)

Loss from continuing operations	(517,646)	(1,121,998)	(2,199,307)	(4,354,873)
Gain from discontinuation of a subsidiary	—	—	478,075	—

Net Loss	(517,646)	(1,121,998)	(1,721,232)	(4,354,873)
Other comprehensive loss:
Translation adjustment	(10,715)	164,481	(267,622)	331,923

Comprehensive loss	$(528,361)	$(957,517)	$(1,988,854)	$(4,022,950)

Net loss per share – basic and diluted:
Continued operations	$(0.02)	$(0.07)	$(0.09)	$(0.30)

Discontinued operations	—	—	0.02	—

Net Loss	$(0.02)	$(0.07)	$(0.07)	$(0.30)

Weighted average shares outstanding -
Basic and diluted	21,648,172	16,100,236	24,025,798	14,421,686

See accompanying notes to consolidated financial statements

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-month periods ended
	March 31,	March 31,
	2003	2002

Cash flows provided by (used in) operating activities:
Net loss from continuing operations	$(1,721,232)	$(4,354,873)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,340,839	1,665,683
Non-cash compensation expense	365,469	919,116
Discontinued operations	(478,075)	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	555,489	634,399
Other current assets	(162,173)	34,570
Other assets	(464,150)	(127,140)
Increase (decrease) in liabilities -
Accounts payable and accrued expenses	(445,322)	511,056

Total adjustments	712,077	3,637,684

Net cash used in operating activities	(1,009,155)	(717,189)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(90,172)	(91,455)
Proceeds from disposal of investments - certificates of deposit	714,334	35,666

Net cash provided by (used in) investing activities	624,162	(55,789)

Cash flows provided by (used in) financing activities:
Issuance of common stock and warrants, net	655,135	517,049
Proceeds from loans	227,667	170,705
Principal payments on capital lease obligations	(85,393)	(168,831)

Net cash provided by financing activities	797,409	518,923

Net decrease in cash and cash equivalents	412,416	(254,055)
Cash and cash equivalents, beginning of year	86,914	306,125

Cash and cash equivalents, end of year	$499,330	$52,070

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-month periods ended
	March 31,
	2003	2002

Supplemental disclosure of cash flow information:
Interest paid	$58,779	$50,077

Income taxes paid	$5,078	$3,597

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for services received	$352,859	$529,256

Issuance of shares for Settlement	$—	$389,860

Issuance of 200,000 shares of common stock applied against acquisition payable	$—	$50,000

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (Pvt.) Ltd., NetSol (PVT), Limited, NetSol Connect (PVT), Ltd., NetSol Technologies UK Ltd. (newly created subsidiary), NetSol - Abraxas Australia Pty Ltd., NetSol eR, Inc., and NetSol USA, Inc. All material inter-company accounts have been eliminated in consolidation.

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

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(4)	NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Management is in the process of evaluating the requirements of SFAS No. 144 and does not expect that it will materially impact the Company’s financial position or results of operations.

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position, results of operations or cash flows.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies’ interim reporting period ending January 31, 2003. The Company has adopted the disclosure provisions of SFAS No. 148.

On April 30, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

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

The accounts of NetSol UK, Limited use the British Pounds, NetSol Technologies (Pvt.) Ltd., NetSol (Pvt.), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc. and subsidiaries NetSol USA, Inc. and NetSol eR, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation gain of $262,653 and $481,682 at March 31, 2003 and 2002, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the nine month period ended March 31, 2003 and 2002, comprehensive gain (loss) in the consolidated statements of operation included translation loss of $267,622 and gain of $331,923, respectively. During the three month period ended March 31, 2003 and 2002, comprehensive gain (loss) in the consolidated statements of operation included translation loss of $10,715 and gain of $164,481, respectively

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

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

(8)	LITIGATION:

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

On May 23, 2002, Allied Interstate, Inc. (“Allied” or “Plaintiff”) filed a complaint seeking damages from NetSol International, Inc. (“NetSol” or “Defendant”) for breach of contract; open book account; account stated and reasonable value in Superior Court of California, County of Los Angeles, West District (Case No. SC072237). NetSol filed an answer on July 5, 2002 stating its affirmative defenses to the complaint. Plaintiff and Defendant commenced discovery. On September 30, 2002, NetSol filed three Motions to Compel Discovery, as no responses were sent by Allied. Allied later served Discovery responses were insufficient and not in substantial compliance with California Code of Civil Procedure. On December 5, 2002, a hearing was held whereby Defendant NetSol requested that the Court grant the following three motions: Motion to Compel Responses to Interrogatories and Imposing Monetary Sanctions; Motion to Compel Responses and Production of Documents and imposing Monetary Sanctions; Order that Matters be Deemed Admitted and For Imposition of Monetary Sanctions. Plaintiff did not file opposition or make an appearance at the December 5th hearing. The Court granted Defendant all three motions. On December 20, 2002, Defendant Allied filed a Motion for Reconsideration of granting the Order. On January 16, 2002, the Parties attended Court Ordered Mediation. The Parties were unable to resolve their differences. Trial date has been set for May 7, 2003. Netsol will continue to vigorously defend its position in this case.

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

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

pounds sterling; (iii) From October 31, 2002 to February 28, 2003, NetSol to pay 3,000 pounds sterling; and (iv) from March 31, 2003 for a period of 24 months, NetSol to pay 4,000 pounds sterling. The settlement amount has been accrued in the accompanying consolidated financial statements.

On March 27, 2003, Arab Commerce Bank filed a complaint in the Supreme Court of the State of New York on the first count seeking damages for breach of a Note Purchase Agreement and Note. Plaintiff alleges that NetSol did not issue stock in a timely manner in December 2000 resulting in compensatory damages in the amount of $146,466.72. In the event the Plaintiff is unable to collect the amount sought in the first count, it requests that NetSol pay its principal sum of $100,000 and interest at the rate of 9% per annum on the maturity date of December 10, 2000. NetSol plans to hire counsel in New York to vigorously defend its position on this matter.

On April 8, 2003, Senn Palumbo Meulemans filed a complaint in the Orange County Superior Court seeking damages for breach of contract. Plaintiff alleges NetSol did not pay for services it received and claims damages in the amount of $26,226.81, which includes interest. NetSol intends to vigorously defend its position on this matter.

In addition, the Company and its subsidiaries have been named as a defendant in legal actions arising from its normal operations, and from time-to-time are presented with claims for damages arising out of its actions. The Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company.

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

Uncertainties:

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government have announced their

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. Due to these attacks, any response may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact the Company’s physical facilities and operations, which are located in North America, Australia and the Southeast Asian Region (including collectively significant subsidiaries located in Pakistan), or those of their customers. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from customers for services or may negatively impact the clients’ ability to outsource. Currently, there are tensions involving Afghanistan, a neighbor of Pakistan and Iraq, which is located very near to Pakistan. These hostilities and tensions could lead to political or economic instability in Pakistan and a possible adverse effect on operations and future financial performance. These developments will subject the Company’s worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on the Company’s financial position, results of operations or liquidity. The war with Iraq and a poor economy could also have a material adverse effect on the business of the Company.

(10)	FORMATION AND DISPOSAL OF SUBSIDIARIES:

During the period ended December 31, 2002, the Company formed a subsidiary in UK, NetSol Technologies Ltd., as a wholly owned subsidiary of NetSol Technologies, Inc. This entity is planned to serve as the main marketing and delivery arm for services and products sold and delivered in the UK and mainland Europe. The subsidiary had insignificant operations and assets as of March 31, 2003.

On March 18, 2002, a Winding-Up Order was made relating to the liquidation of NetSol (UK) Ltd. (a company organized under the laws of United Kingdom on December 19, 1997) on the petition of a creditor in respect of services supplied presented to the Court. During the period ended December 31, 2002, the Company wrote off debts of NetSol (UK) Ltd. amounting $478,075, based upon opinion of the Company’s counsel that the creditors have no standing to enforce their claims on the Parent Company in the US. The Company has reflected such write-off as a gain from discontinuation of the subsidiary, in the Statement of Operations.

(11)	SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the three-month periods ended March 31:

	2003	2002
Revenues from unaffiliated customers:
North America	$339,601	$1,230,852
International	2,174,313	1,610,897
Consolidated	$2,513,914	$2,841,749
Operating loss:
North America	$(1,889,711)	$(3,358,211)
International	(208,049)	(836,450)

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

Consolidated	$(2,097,760)	$(4,194,661)
Identifiable assets:
North America	$4,830,663	$6,938,248
International	4,117,771	4,256,374
Consolidated	$8,948,434	$11,194,622
Depreciation and amortization:
North America	$1,086,631	$1,179,242
International	254,208	83,927
Consolidated	$1,340,839	$1,263,169

(11)	STOCK OPTIONS

The Board of Directors of the Company adopted a stock option plan (the “Stock Option Plan”) effective December 5, 2002. The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and service providers, as additional compensation, and as an opportunity to participate in the profitability of the Company. The granting of such options is intended to align the interests of such persons with that of the Company. Options will be exercisable over periods of up to ten years as determined by the board of directors of the Company and are required to have an exercise price no less than the fair market value on the day the option is granted. The total number of restricted shares available under the 2002 Stock Option Plan is 10,000,000 restricted common shares. If an award of options expires or is canceled without having been fully exercised or vested, the unvested or canceled shares generally will be available again for grants under the awards.

Certain employees exercised 1,000,000 stock options with exercise prices ranging from $0.10-$0.25 during this quarter, against salaries owed to them by the Company or loans made to the Company.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company’s net loss per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2003 and 2002 as follows ($ in thousands, except per share amounts):

	2003	2002

Net loss - as reported	$(518)	$(1,122)
Stock-Based employee compensation expense included in reported net income, net of tax	—	—
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(14)	—

Pro forma net income	$(532)	$(1,122)

Earnings (loss) per share:
Basic, as reported	(0.02)	(0.07)
Diluted, as reported	(0.02)	(0.07)
Basic, pro forma	(0.02)	(0.07)
Diluted, pro forma	(0.02)	(0.07)

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the quarter ending March 31, 2003.

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

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

The Company also develops sophisticated Leasing Software Systems for the asset based lease and finance industries. NetSol has developed a complete integrated Leasing Software Suite branded as LeaseSoft, which is a series of four applications that can be marketed and utilized in an integrated system. These applications are CAC, CAP, CAM These four applications form the full suite of the asset based lending. LeaseSoft is a culmination of over 6 years of development effort and has over 60 modules. LeaseSoft is now complete as a product after our first customer of the last application CAM, UMF Singapore gone live. We are getting repeat orders for different application within the main suite. Yamaha Motors Finance Australia needed LeaseSoft.WFS to be live in ten weeks. NetSol team of consultants was able to complete the implementation of a very complex application at the back end in record ten weeks. Our latest contract has come from DaimlerChrysler Services Korea for LeaseSoft.WFS.

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

The LeaseSoft.WFS (Wholesale Finance System) is developed to automate and manage the Whole Sale Finance (Floor Plan) activities of a Finance Company. The design of the system is based on the concept of One Loan One Asset to facilitate Asset Tracking and Costing of an asset. The system covers Credit Limit Request, Payment of Loan, Billing, and Settlement, Auditing of Stocks, Dealer Information and ultimately the pay-off functions.

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

STATUS OF ANY NEW PRODUCTS, CUSTOMERS OR SERVICES

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

The Company has signed new contracts with Daimler Chrysler in Thailand, Daimler Chrysler South Korea and UMF in Singapore in the past quarter. Some of the new projects were initiated in late March, 2003, therefore we anticipate the revenues to be realized in the quarter ending June, 2003. The Company continues to sign new contracts in Pakistan, including a contract to provide Wireless Broadband Internet access to the Army Welfare Trust, through its wholly owned subsidiary NetSolConnect.

The Company has signed a non-binding Letter of Intent to acquire the intellectual property rights to a solution that delivers a banking treasury system via Straight Through Processing (STP). After the due diligence process, if the intellectual property meets with the Company’s expectations, the Company intends to further develop the solution and begin marketing around the last quarter of calendar year 2003. The treasury solution is targeted towards major banks, financial institutions as well as any major corporation with a treasury function.

The Company continues to enhance its existing solutions within the banking and Asset Based Leasing business sectors.

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

The Company grew its pre-sales and marketing team in the UK by two additional resources. As visibility has grown in the sales pipeline in the UK, it was timely to add more personnel to tackle the numerous steps in the sales process. The UK company has been invited to submit responses to a number of RFPs, which provides a better gauge of the conversion rate, as opposed to making general sales calls. NetSol UK operations have been successful in creating these new opportunities in the past three months and are in late stage of negotiations with various different prospects. The target industries to prospect in the UK are banks, financial institutions and large solution providers that need to outsource mission critical systems.

With the success of the business development initiatives taken in the UK, the Company is looking to replicate the model in the US. New marketing initiatives are expected to be launched in the current quarter in the US, leveraging our existing presence in the Washington DC area.

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

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

CHANGES IN FINANCIAL CONDITION:

Nine Month and Three Month Periods Ended March 31, 2003 as compared to the Nine Month and Three Month Periods Ended March 31, 2002

Net revenues were $2,513,914 and $914,258 for the nine months and three-month periods ended March 31, 2003, respectively. Net revenues were $2,841,749 and $854,979 for the nine months and three-month periods ended March 31, 2002, respectively. This reflects a decrease of $327,835 or 11% in the nine-month period but an increase of $59,279 or 7% in the three-month period ended March 31, 2003. There has been a tremendous upward momentum in demand for NetSol’s ‘niche’ lease and finance products as the Company has experienced 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Germany, Singapore, Thailand, South Korea and Pakistan. NetSol was awarded several new contracts from the companies in South Korea, Singapore and in Thailand in the last quarter for LeaseSoft systems such as CAM, CAP and WFS. As these products have gone live in many different customers sites in various countries the demand of these matured products or on the rise. The crown jewel of our product line “CMS’ (Contract Management System) which was sold to three companies of Daimler Chrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars went alive in January 27, 2003. Maturity of our key products has given rise to a very positive interest by many new blue chip customers globally. The world market size of leasing and financing industry is in excess of $500 Billion out which the Software sector represents over a Billion dollars. Number of large Leasing companies would be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT sending by these companies. NetSol is well positioned to sell several new licenses in 2003 that could potentially increase the sales and bottom line. As the Company sells more of these licenses it is possible that the margins increase to upward of 70%. The License prices of these products vary from $100,000 to $1000,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems have been sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and company expects substantial growth in this area in the coming year. In the last quarter, NetSol signed quite a few new contracts with new customers in Australia, Japan, UK and Pakistan.

Due to the War in Iraq in March 2003, some of the contracts in the service sector pipeline were delayed by the customers. The Company now expects to close them in the last quarter ending June 2003. Despite of the geo-political unrest and Severe Acute Respiratory Syndrome (SARS) threat in the Asia Pacific Region, the pipeline for new contracts and customers continues to grow.

Operating expenses were $3,579,364 and $990,518 for the nine month and three month periods ending March 31, 2003 as compared to $4,728,780 and $1,369,704, respectively, for the corresponding periods last year. The decrease in the current fiscal year is largely attributable to the focus on reduction of all non-essential costs, reducing personals, and improving the productivity. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $1,340,839 and $464,999 for the nine month and three month period ended March 31, 2003, respectively. Depreciation and amortization expense amounted $1,263,169 and $445,506 for the nine month and three-month period ended March 31, 2002, respectively. Combined general and administrative and salaries and wage costs were $1,695,372 and $449,621 for the nine month and three month period ended March 31, 2003, respectively, or a decrease of $490,189 or 22.4% and $341,842 or 43% from corresponding periods last year. This decrease is attributable to reduced operational expenses as the Company was in the process of working to reducing costs across the Company. Selling and marketing expenses decreased to $67,384 and $11,628 in the nine month and three month periods ended March 31, 2003 as compared to $168,840 and $42,753 in the nine month and three month periods ended March 31, 2002. The Company had settlement expenses of $389,860 in the fiscal 2002. No such expenses were incurred in the current quarter. The Company had no addition to the provision for bad debt expense in this quarter while the Company provided an allowance for bad debts of $167,733 in the period ended through December 31, 2002. Professional services expense decreased to $308,036 and $64,270 in the nine

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

month and three month periods ended March 31, 2003 from $721,350 and $89,982 in the corresponding periods last year.

Loss from continued operations were $2,199,307 and $517,646 in the nine month and three month periods ended March 31, 2003 as compared to $4,354,873 and $1,121,998 for the corresponding periods last year. This is reduction of 49.5 % and 53.9% for the nine-month and three month periods, respectively, compared to prior year.

In the quarter ended March 31, 2003, the Company had no liability written off but in the quarter ended December 31, 2002, the Company wrote off debts pertaining to discontinued operations in UK amounting $478,075. This amount has been reflected as Gain from discontinuation of subsidiary in the Statement of Operations in the quarter ended December 31, 2002.

Net Losses were $1,721,232 and $517,646 in the nine month and three-month periods ended March 31, 2003 as compared to $4,354,873 and $1,121,998 for the corresponding periods last year. This is reduction of 60.5% and 53.9% for the nine-month and three periods, respectively, compared to prior year.

Net loss per share, basic and diluted, were $0.07 and $0.02 for the nine month and three month periods ended March 31, 2003 as compared with $0.30 and $0.07 for the corresponding periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities amounted to $1,009,155 for the nine months ended March 31, 2003, as compared to $717,189 for the nine months ended March 31, 2002, mainly due to increase in other assets and decrease of accounts payable and accrued expenses.

Net cash provided by investing activities amounted to $624,162 for the nine months ended March 31, 2003, as compared to $(55,789) for the nine months ended March 31, 2002, representing an improvement in cash provided by investing activities mainly due to proceeds from disposal of investments certificates of deposit of $714,334. The Company is actively exploring raising new capital in the emerging markets to adequately fund the Company for growth and enhancement in infrastructure. The cash position is projected to improve in the current and future quarters due to new business signed up in the last quarter.

Net cash provided by financing activities amounted to $797,409 for the nine months ended March 31, 2003, as compared to net cash provided by financing activities of $518,923 for the nine months ended March 31, 2002. The nine-month period ended March 31, 2002 included the cash inflow of $517,049 from issuance of equity and $170,705 from proceeds of loans as compared to $655,135 from issuance of equity and $227,667 from proceeds of loans in the period ended December 31, 2003.

The Company’s cash position was $499,330 at March 31, 2003 compared to $52,070 at March 31, 2002. The Company had a net increase of cash flow in the period ended March 31, 2003, amounting $412,416 as compared to a net decrease of $254,055 in the corresponding period last year.

ADDITIONAL RAISE OF CAPITAL

In April 2003, the Company reported it secured a $1 million revolving line of credit from United Kingdom-based DCD Trade Services Ltd., a subsidiary of DCD Holdings Ltd. In February 2003 DCD Holdings signed a $2.0 million investment agreement. DCD Holdings, one of NetSol’s largest investors, has worldwide representation and manages investments of approximately $650 million. The new line of credit was established to support new projects requiring an upfront cash outlay to begin the project.

In February 2003, DCD Holdings Ltd., a UK investment company, signed an agreement to acquire 1,350,000 Rule 144 restricted shares of NetSol Technologies, Inc., in a private placement. The agreement also includes warrants for underlying shares of restricted Rule 144 stock totaling 2,750,000 with an average price of $0.625. NetSol immediately received approximately $260,000. The board of NetSol ratified the agreement between the two companies.

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

Certain employees exercised 1,000,000 stock options with exercise prices ranging from $0.10-$0.25 during this quarter, against salaries owed to them by the Company or loans made to the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 8, 2003, Senn Palumbo Meulemans filed a complaint in the Orange County Superior Court seeking damages for breach of contract. Plaintiff alleges NetSol did not pay for services it received and claims damages in the amount of $26,226.81, which includes interest. NetSol intends to vigorously defend its position on this matter.

On March 27, 2003, Arab Commerce Bank filed a complaint in the Supreme Court of the State of New York (Index No.: 600709/03) on the first count seeking damages for breach of a Note Purchase Agreement and Promissory Note. Plaintiff alleges that NetSol did not issue stock in a timely manner in December 2000 resulting in compensatory damages in the amount of $146,466.72. In the event the Plaintiff is unable to collect the amount sought in the first count, it requests that NetSol pay its principal sum of $100,000 and interest at the rate of 9% per annum on the maturity date of December 10, 2000. NetSol plans to hire counsel in New York to vigorously defend its position on this matter.

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

On May 23, 2002, Allied Interstate, Inc. (“Allied” or “Plaintiff”) filed a complaint seeking damages from NetSol International, Inc. (“NetSol” or “Defendant”) for breach of contract; open book account; account stated and reasonable value in Superior Court of California, County of Los Angeles, West District (Case No. SC072237). NetSol filed an answer on July 5, 2002 stating its affirmative defenses to the complaint. Plaintiff and Defendant commenced discovery. On September 30, 2002, NetSol filed three Motions to Compel Discovery, as no responses were sent by Allied. Allied later served Discovery responses were insufficient and not in substantial compliance with California Code of Civil Procedure. On December 5, 2002, a hearing was held whereby Defendant NetSol requested that the Court grant the following three motions: Motion to Compel Responses to Interrogatories and Imposing Monetary Sanctions; Motion to Compel Responses and Production of Documents and imposing Monetary Sanctions; Order that Matters be Deemed Admitted and For Imposition of Monetary Sanctions. Plaintiff did not file opposition or make an appearance at the December 5th hearing. The Court granted Defendant all three motions. On December 20, 2002, Defendant Allied filed a Motion for Reconsideration of granting the Order. On January 16, 2002, the Parties attended a Court Ordered Mediation. The Parties were unable to resolve their differences. Plaintiff’s Motion for Reconsideration (of the Court’s Order regarding the three Motions to Compel granted in favor of the Defendant) is scheduled for February 11, 2003. Trial date has been set for May 7, 2003.

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual General Meeting of Shareholders on February 11, 2003. The following matters were submitted to vote of the shareholders at the meeting.

1. Election of Directors at the General Annual Meeting.

          The following persons were elected directors of the Company to hold office until the next Annual General Meeting of the Shareholders:

The following sets forth the tabulation for each director.

Director	Voted	Withhold	Percent	Total shares voted

Najeeb Ghauri	19,533,003	12,824	83.8	19,533,003
Eugen Beckert	19,533,003	12,824	83.8	19,533,003
Naeem Ghauri	19,533,003	12,824	83.8	19,533,003
Jim Moody	19,533,003	12,824	83.8	19,533,003
Salim Ghauri	19,533,003	12,824	83.8	19,533,003
Mark Caton	19,533,003	12,824	83.8	19,533,003
Shahid Burki	19,533,003	12,824	83.8	19,533,003
Irfan Mustafa	19,533,003	12,824	83.8	19,533,003

2. Appointment of Auditors

     Kabani & Company Inc. were appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company. The directors were authorized to fix the remuneration to be paid to the auditors. The following sets for the tabulation of shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Percent

19,545,827	19,533,153	10,720	1,954	83.8

3. Stock Option Plan

The Board of Directors of the Company adopted a stock option plan (the “Stock Option Plan”) effective December 5, 2002, subject to acceptance by the shareholders of the Company. This plan offers only restricted shares.

The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and service providers, as additional compensation, and as an opportunity to participate in the profitability of the Company. The granting of such options is intended to align the interests of such persons with that of the Company. Options will be exercisable over periods of up to ten years as determined by the board of directors of the Company and are required to have an exercise price no less than the fair market value on the day the option is granted. The total number of shares available under the 2002 Stock Option Plan is 10,000,000 restricted common shares. If an award of options expires or is canceled without having been fully exercised or vested, the unvested or canceled shares generally will be available again for grants under the awards.

Total Shares voted	For	Against	Abstain	Percent

19,545,827	12,656,235	391,472	1,490	54.8

NETSOL TECHNOLOGIES, INC. – 10QSB – Quarterly Report

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

	99	Certification

Exhibits and Reports on Form 8-K.

The Company filed reports on Form 8-K on February 27, 2003 during the quarter ended March 31, 2003 reporting terminating its engagement of Mezzanine Associates LLC. In the same filing the Company also reported the election of its officers at the annual meeting of shareholders which tool place on February 11, 2003.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.
(Registrant)

Date: May 6, 2003	/s/ Naeem Ghauri

NAEEM GHAURI
Chief Executive Officer

/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Financial Officer,
Secretary and Chairman