Form 10QSB
period 2003-09-30
NETSOL TECHNOLOGIES INC
filed 2003-11-13
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30,2003

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

                                   Yes  [X]   No  [   ]

The issuer had 7,966,826 shares of its $.001 par value Common Stock issued and outstanding as of November 10, 2003.

     Transitional Small Business Disclosure Format (check one)

                                   Yes  [   ]   No  [X]

NETSOL TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Unaudited Balance Sheet as of September 30, 2003	3
Comparative Unaudited Consolidated Statements of Operations for the three Months Ended September 30, 2003 and 2002	4
Comparative Unaudited Consolidated Statements of Cash Flow for the three Months Ended September 30, 2003 and 2002	5
Notes to the Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis or Plan of Operation	14
Item. 3. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 2. Changes in Securities	18
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	19
(a) Exhibits	19
(b) Reports on Form 8-K	19

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — SEPTEMBER 30, 2003
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$292,528
Certificates of deposits	520,000
Accounts receivable, net of allowance of $80,000	1,102,923
Revenues in excess of billings	527,943
Other current assets	356,091

Total current assets		2,799,485
Property and equipment, net of accumulated depreciation		1,951,461
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	2,433,486
Customer lists, net	878,318
Goodwill, net	1,262,258

Total intangibles		4,574,062

Total assets		$9,325,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,017,628
Current portion of notes and obligations under capitalized leases	1,126,024
Billings in excess of revenues	51,103
Loan payable, bank	348,426

Total current liabilities		3,543,181
Obligations under capitalized leases, less current maturities		5,670
Loans payable		134,452

Total liabilities		3,683,303
Minority interest in subsidiary		164,691
Contingencies		—
Stockholders’ equity:
Common stock, $.001 par value; 25,000,000 share authorized; 6,769,174 issued and outstanding	6,769
Additional paid-in-capital	34,717,991
Accumulated deficit	(29,273,605)
Stock subscription receivable	(43,650)
Other comprehensive income	69,509

Total Stockholder’s Equity		5,477,014

Total Liabilities and Stockholder’s Equity		$9,325,008

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2003	2002

Net revenues	$972,612	$653,331
Cost of revenues	460,377	330,035

Gross profit	512,235	323,296
Operating expenses:
Selling and marketing	19,222	41,714
Depreciation and amortization	412,801	457,162
Bad debt expense	52,318	81,312
Salaries and wages	315,540	258,500
Professional services, including non-cash compensation	29,801	201,482
General and administrative	512,651	414,384

Total operating expenses	1,342,333	1,454,554

Loss from operations	(830,098)	(1,131,258)
Other income and (expenses)
Loss on sale of assets	(36,988)	—
Other income and (expenses)	(36,573)	(15,529)
Minority interest in subsidiary	35,309	—

Net loss	$(868,350)	$(1,146,787)
Other comprehensive (loss)/gain:
Translation adjustment	(79,788)	(277,462)

Comprehensive loss	$(948,138)	$(1,424,249)
Net loss per share - basic and diluted:

Net loss	$(0.13)	$(0.30)

Weighted average number of shares outstanding – basic and diluted*	6,577,913	3,881,658

* (The basic and diluted net loss per share has been retroactively restated to effect a 5:1 reverse stock split on August 18, 2003)

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss from continuing operations	$(868,350)	$(1,146,787)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	412,801	457,162
Loss on disposal of assets	36,988	—
Minority interest in subsidiary	(35,309)	—
Stock issued for accrued compensation	—	6,200
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(475,023)	558,395
Other current assets	48,129	(51,116)
Other assets	—	(219,646)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(205,295)	105,323

Net cash used in operating activities	(1,086,059)	(290,469)
Cash flows from investing activities:
Purchases of fixed assets	(78,189)	(41,147)
Sales of fixed assets	130,185	—
Purchases of certificates of deposit	(920,000)	—
Proceeds from sale of certificates of deposit	400,000	300,000
Proceeds from sale of minority interest of subsidiary	200,000	—

Net cash used in investing activities	(268,004)	258,853
Cash flows from financing activities:
Proceeds from sale of common stock	1,112,050	—
Proceeds from the exercise of stock options	238,250	—
Proceeds from loans	500,000	34,596
Payments on capital lease obligations & loans	(358,589)	(39,746)

Net cash provided by (used in) financing activities	1,491,711	(5,150)
Effect of exchange rate changes in cash	(59,610)	—

Net increase (decrease) in cash	78,038	(36,766)
Cash and cash equivalents, beginning of period	214,490	86,914

Cash and cash equivalents, end of period	$292,528	$50,148

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2003	2002
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$37,169	$25,551

Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services and compensation	$—	$6,200

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile finance and leasing, banking and financial services industries worldwide. The Company also provides consulting services in exchange for fees from customers.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2003. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (PVT), Ltd., NetSol (PVT), Limited, NetSolCONNECT (PVT), Ltd. (now, NetSol Akhtar Pvt. Ltd.), NetSol Abraxas Australia Pty Ltd., NetSol USA and NetSol Technologies UK, Ltd. All material intercompany accounts have been eliminated in consolidation.

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

(2)  USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  NEW ACCOUNTING PRONOUNCEMENTS:

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material effect on the earnings or financial position of the Company.

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

(4)  NET LOSS PER SHARE:

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

(5)  FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees; NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc. and subsidiary NetSol USA, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation gains of $69,509 at September 30, 2003 is classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three month period ended September 30, 2003 and 2002, comprehensive loss in the consolidated statements of operation included translation loss of $79,788 and $277,462, respectively.

(6)  DEBTS:

NOTES PAYABLE

In December 2001, as part of the winding up of Network Solutions Ltd. the Company, as the parent of Network Solutions Ltd., agreed to assume the note payable of one of the major creditors, Barclay’s Bank PLC of £130,000 or $188,500 USD. In November 2002, the parties entered into on a settlement agreement whereby the Company would pay £1,000 per month for twelve months and £2,000 per month thereafter until paid. The balance owing at June 30, 2003 was $185,164. During the three months ended September 30, 2003, the Company paid approximately £2,000 ($3,336). The balance owing at September 30, 2003 was $181,828. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

In June 2002, the Company signed a settlement agreement with a former consultant for payment of past services rendered. The Company agreed to pay the consultant a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2003 was $53,300. During the current fiscal quarter the Company paid $4,000. The balance owing at September 30, 2003 was $49,300, of this amount, $18,000 has been classified as a current liability and $31,300 as long-term in the accompanying financial statements.

On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler (“Cowler”) and Surrey Design Partnership Ltd. (see Note 9). The Company agreed to pay Cowler £218,000 pound sterling or approximately $285,860USD plus interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The agreement calls for monthly payments of £3,000 until March 2004 and then £4,000 per month until paid. As of June 30, 2003, the balance was $185,424. During the fiscal quarter ended

September 30, 2003, the Company paid £14,821 or $25,035 and accrued $2,163 in interest. As of September 30, 2003, the balance was $162,552. Of this amount, $59,400 has been classified as a current liability and $103,152 as long-term in the accompanying financial statements.

In November 2002, the Company signed a settlement agreement with Herbert Smith for £171,733 or approximately $248,871, including interest (see Note 9). The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. The balance owing at June 30, 2003 was $164,871. During the fiscal quarter ended September 30, 2003, the Company paid $12,000. The balance owing at September 30, 2003 was $152,871. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

In January 2003, the Company entered into an agreement with Canawill Insurance Company to finance the director’s and officer liability insurance. The amount financed was $155,338 with monthly payments of $14,662, including interest. The balance at June 30, 2003 was $100,092. During the fiscal quarter ended September 30, 2003, the Company paid $42,355. As of September 30, 2003, the balance was $57,735. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

As part of the purchase of Altiva in May 2003, the Company was required to pay $45,000 as a note payable. During the fiscal quarter ended September 30, 2003, the Company paid $30,000. As of September 30, 2003, the balance was $15,000. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

On August 20, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, the Company borrowed $500,000 from the investor. The note has an interest rate of 8% per annum. The note is due on a date that is one hundred (120) days from the issuance date. In the event of default by the Company only, the principal of the note is convertible into shares of common stock at $1.75 per share, and 100,000 warrants at the exercise price of $3.25 which expire one year from the conversion date, and 100,000 warrants at an exercise price of $5.00 per share which expire two years from the conversion date. The convertible debenture was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. The balance owing at September 30, 2003 was $500,000. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

A former officer of NetSol USA loaned funds to the subsidiary totaling $104,088. The loans are due-on-demand, carry no interest and are unsecured. As of September 30, 2003, the balance was $104,088. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

In addition, the various subsidiaries had current notes payable of $37,102 as of September 30, 2003.

The current maturity of notes payable, including capital lease obligations, is as follows:

Year ended June 30, 2004	$1,126,024
Year ended June 30, 2005	77,400
Year ended June 30, 2005	57,052

Total	$1,260,476

     BANK NOTE

     The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd, has three loans with a bank, secured by the Company’s assets. These notes consist of the following as of September 30, 2003:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	3%	$258,398
Term Loan	April 15, 2004	12%	54,780
Line of Credit	On Demand	16%	35,248

Total			$348,426

(7)  STOCKHOLDERS’ EQUITY:

     REVERSE STOCK SPLIT:

On August 18, 2003, the Company effected a 1 for 5 reverse stock split for all the issued and outstanding shares of common stock. All historical share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the 5:1 reverse stock split.

Equity Transactions

In July 2003, the Company completed a private placement transaction. Maxim Group, LLC in New York acted as the placement agent for the transaction. The total funds raised were $1,215,000 with approximately $102,950 in placement fees and commissions reimbursed to the placement agent. The outside lawyers were paid $50,000 to assist in preparing and filing the SB-2 registration statement for the selling shareholders in this transaction. The investors included 12 individual accredited investors with no prior ownership of the Company’s common stock.

During the quarter ended September 30, 2003, the Company issued 162,000 shares of common stock for the exercise of stock options valued at $208,250. The exercise price ranged from $0.75 and $1.25 per share. The Company also issued 40,000 shares valued at $30,000 for the exercise of warrants.

(8)  INTANGIBLE ASSETS:

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

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

Intangible assets consist of the following as of September 30, 2003:

	Product Licenses	Customer Lists	Goodwill	Total

Intangible asset — June 30, 2003	$4,894,838	$1,977,977	$1,153,311	$9,026,026
Additions during the quarter		—	—	—
Effect of translation adjustment	483			483
Accumulated amortization	(2,461,834)	(1,099,559)	(891,054)	(4,452,447)

Net balance — Sept. 30, 2003	$2,433,487	$878,318	$1,262,257	$4,574,062

Amortization expense:
Quarter ended Sept. 30, 2003	$170,031	$78,916	$107,666	$356,613
Quarter ended Sept. 30, 2002	$170,031	$77,417	$97,500	$344,948

(10)  LITIGATION:

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

(10)  GOING CONCERN:

The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2003, the Company had an accumulated deficit of $29,273,605 and a working capital deficit of approximately $743,696. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

(11)  SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the three-month periods ended September 30:

	2003	2002
Revenues from unaffiliated customers:
North America	$80,348	$150,503
International	892,264	502,828

Consolidated	$972,612	$653,331

Operating loss:
North America	$(841,189)	$(1,041,278)
International	11,091	(89,980)

Consolidated	$(830,098)	$(1,131,258)

Identifiable assets:
North America	$4,790,055	$5,386,479
International	4,534,952	4,004,483

Consolidated	$9,325,007	$9,390,962

Depreciation and amortization:
North America	$371,667	$236,523
International	41,134	84,639

Consolidated	$412,801	$321,162

Capital expenditures:
North America	$19,019	$—
International	59,170	41,887

Consolidated	$78,189	$41,887

(12) MINORITY INTEREST IN SUBSIDIARY

In August 2003, the Company entered into an agreement with United Kingdom based Akhtar Group PLC (Akhtar). Under the terms of the agreement, Akhtar Group acquired 49.9 percent of the Company’s subsidiary; Pakistan based Netsol Connect PVT Ltd. (NC), an Internet service provider (ISP), in Pakistan through the issuance of additional NC shares. As part of this Agreement, NC changed its name to NetSol Akhtar. The new partnership with Akhtar Computers is designed to rollout connectivity and wireless services to the Pakistani national market. On signing of this Agreement, the Shareholders agreed to make the following investment in the Company against issuance of shares of NC.

Akhtar	US$	200,000
The Company	US$	50,000

During the quarter ended September 30, 2003, the funds were received by NC and a minority interest of $200,000 was recorded for Akhtar’s portion of the subsidiary. The subsidiary had net losses of $212,281, of which $35,309 was recorded against the minority interest. The balance of the minority interest at September 30, 2003 was $164,691.

Per the agreement, it was envisaged that NC would require a maximum US$ 500,000 for expansion of its business. Akhtar will meet the initial financial requirements of the Company until November 1, 2003.

(13)  SUBSEQUENT EVENTS

On October 14, 2003, the Company announced the execution of an agreement to acquire the Pearl Treasury System Ltd, a United Kingdom company (“Pearl”). This acquisition requires the Company to issue up to 60,000 shares of common stock to the shareholders of Pearl Treasury System, Ltd. The shares used to acquire this asset were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. The financial statements of Pearl are insignificant to the consolidated financials, and therefore, have not been presented.

On March 27, 2003, Arab Commerce Bank (“ACB”) filed a complaint in the Supreme Court of the State of New York (Index No. 600709/03) seeking damages for breach of a Note Purchase Agreement and Note. ACB alleged that NetSol did not issue stock in a timely manner in December 2000 resulting in compensatory damages in the amount of $146,466.72. The litigation arises out of a transaction from late 1999 in which Arab Commerce Bank invested $100,000 in the Company’s securities through a private placement. ACB claimed that the removal of the legend on its shares of common stock longer than contractually required. During this purported delay, the market value of the Company’s common shares decreased. Essentially, the ACB complaint sought the lost value of its shares. In the event ACB was unable to collect the amount sought, the complaint requested that NetSol repay the principal sum of the Note of $100,000 and interest at the rate of 9% per annum based on the maturity date of December 10, 2000. Subsequent to September 30, 2003, this matter was settled pursuant to the terms of a settlement agreement whereby NetSol agreed to issue to ACB shares of common stock of the Company equal in value to $100,000 plus interest as of the effective date of the agreement.

Item 2 Management’s Discussion And Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the quarter ending September 30, 2003.

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

PLAN OF OPERATIONS

Management has set the following new goals for the Company’s next two quarters:

Initiatives and Investment to Grow Capabilities.

•	Achieve CMM Level 4 Accreditation

•	Enhance Software Design and Engineering Capabilities by increasing investment in training

•	Embark on a program of recruiting the best available talent in Project and Program Management

•	Complete the first phase of its dedicated and fully owned Technology Campus

•	Increase Capex, enhance Communications and Development Infrastructure

•	Further enhance the development and outsourcing capabilities in regional South East Asian markets

Top Line Growth through Investment in Marketing and Positioning.

•	Launch LesaseSoft into new markets

•	Product Positioning through alliances and partnership

•	Event participation

•	Joint Ventures

•	Direct Marketing of Services

•	Embark on aggressive M&A activities broadly in the software development domain

With these goals in mind, the Company entered in to the following key new strategic alliances and relationships:

NetSol-Intel Corporation. NetSol forged what management believes to be a very important and strategic alliance with Intel Corporation to develop a blue print that would give broader exposure and introduction to NetSol’s Lease Soft products to a global market.

NetSol – Hyundai IT. NetSol collaborated with large IT giant Hyundai IT Group, from South Korea, as a local development partner. By virtue of this relationship, NetSol and Hyundai as a partner would bid in major public sector and infrastructure projects in Pakistan,

Funding and Investor Relations.

•	Grow its relationships with new Investment Banking Partners

•	Continue to raise capital at attractive terms through private placements, convertible debt debentures and as needed new public offerings, for its many initiatives and programs

•	Infuse new capital from potential exercise of outstanding investors warrants and employees options for business development and enhancement of infrastructures

•	Re-write its Investor Relations plan and share the company’s turnaround with the investment community

Improving the Bottom Line.

•	Continue to review costs at every level

•	Grow process automation

•	Profit Centric Management Incentives

•	More local empowerment and P&L Ownership in each Country Office

After streamlining key operations, Management believes that NetSol is in a position to derive higher productivity based on current capital employed.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development ‘engine’ of NetSol, which became CMM Level 2 in early 2002.. In quest to continuously improve the quality standards, NetSol’s reached CMM Level 3 assessment in July 2003. According to the website of SEI of Carnegie Mellon University, USA, only a few software companies in the world have announced their assessment of level 3. As a result of achieving CMM level 3, the Company is experiencing a growing demand for its products and alliances from the blue chip companies worldwide. NetSol is now aiming for CMM level 4 in 2004 and potentially CMM level 5, the highest CMM level, in 2005. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMM levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMM levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology.

CHANGES IN FINANCIAL CONDITION

Three Month Period Ended September 30, 2003 as compared to the Three Month Period Ended September 30, 2002:

Net revenues were $972,612 and $653,331 for the three-month periods ended September 30, 2003 and September 30, 2002, respectively. This reflects an increase of $319,281 (48%) in the three month period ended September 30, 2003. This increase is attributable to new license sales and an increase in services business, including additional maintenance work.

The Company added a few new customers such as Habib Allied Bank, enhancement in the Yamaha Motors project, DaimlerChrysler New Zealand and a few local customers in Pakistan. Due to successful implementation s of some of our current systems with DaimlerChrysler we are noticing an increasing demand for Lease Soft. Although the sales cycle for Lease Soft is rather long but we are experiencing 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe and Pakistan. The crown jewel of our product line “CMS’ (Contract Management System) which was sold to three companies of DaimlerChrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars being implemented and delivered to customer in 2003. Maturity of our key products has given rise to a very positive interest by many new blue chip customers globally. The world market size of leasing and financing industry is in excess of $500 Billion out which the Software sector represents over a Billion dollars. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2003-2004 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The License prices of these products vary from $100,000 to $1,000,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems were sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and the Company expects substantial growth in this area in the coming year.

The gross profit was $512,235 in the quarter ending September 30, 2003 as compared with $323,296 for the same quarter of the previous year. The gross profit percentage has increased modestly to approximately 52% in the quarter ended September 30, 2003 from approximately 49% for the quarter ended September 30, 2002 as a result of the Company reducing cost across the board without compromising on its delivery capabilities. Whilst the cost of sales and the cost of delivery of projects have both been reduced in the quarter, the Company maintained all its delivery commitments and has won new business from existing and new customers. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure. The gross profit margin was also improved due to improved quality standards such as achieving the assessment of CMM Level 3 in 2003.

Operating expenses were $1,342,333 for the three-month period ending September 30, 2003 as compared to $1,454,554, for the corresponding period last year. The decrease in the current fiscal year is largely attributable to the focus on reduction of all non-essential costs. The Company has streamlined it operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $412,801 and $457,162 for the three-month period ended September 30, 2003 and September 30, 2002, respectively. This decrease was attributable to selling of assets by the subsidiaries. Combined salaries and wage costs were $315,540 and $258,500 for the three month period ended September 30, 2003 and 2002, respectively, or an increase of $57,040 from the corresponding period last year. While the Company reduced operation expenses overall, the addition of new management level employees and consultants from the Altvia acquisition and new employees at our UK subsidiary, resulted in an overall increase.

Selling and marketing expenses decreased to $19,222 in the three-month period ended September 30, 2003 as compared to $41,714 in the three-month period ended September 30, 2002. The Company wrote-off as uncollectible bad debts of $52,318 in the current quarter compared to $81,312 for the comparable prior period. Professional services expense decreased to $29,801 in the three-month periods ended September 30, 2003, from $201,482 in the corresponding periods last year.

Loss from continued operations was $830,098 in the three month period ended September 30, 2003 as compared to $1,131,258 for the corresponding periods last year. This represents a reduction of $301,160 for the three-month period compared to prior year. This reduction is attributable to improved operating margins.

Net Losses were $868,350 in the three-month period ended September 30, 2003 as compared to $1,146,787 for the corresponding period last year. The current period amount includes $35,309 add-back for the 49.9% minority interest in NetSol Connect owned by another party. This is reduction of 24.2% compared to prior year. Net loss per share, basic and diluted, was $0.13 for the three month periods ended September 30, 2003 as compared with $0.30 for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities amounted to $1,086,059 for the three months ended September 30, 2003, as compared to $290,469 for the three months ended September 30, 2002, mainly due to an increase in accounts receivable.

Net cash used by investing activities amounted to $268,004 for the three months ended September 30, 2003, as compared to providing $258,853 for the three months ended September 30, 2002. The difference is mainly in the net purchase of $520,000 in certificates of deposits and proceeds of $200,000 from the sale of a minority interest in the Company’s subsidiary NetSol Connect. The cash position is projected to improve in the current and future quarters due to new business signed up in the last quarter. The Company anticipates substantial exercises of investor warrants employee stock options in the current and subsequent quarters.

Net cash provided by financing activities amounted to $1,491,711 for the three months ended September 30, 2003, as compared to net cash used of $5,150 for the three months ended September 30, 2001. The three-month period ended September 30, 2003 included the cash inflow of $1,112,050 from issuance of equity, $238,250 from the exercising of stock options and $500,000 from proceeds of loans as compared to $34,596 from proceeds of loans in the quarter ended September 30, 2002.

The Company’s cash position was $292,528 at September 30, 2003. In addition the Company had $520,000 in certificates of deposit.

Item 3. Controls And Procedures

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures within 90 days of the filing date of this Interim Report on Form 10-QSB. Based on their evaluation, the chief executive officer and chief financial officer have concluded that as of the evaluation date, the disclosure controls and procedures are effective to ensure that all material information required to be filed in this Interim Report on Form 10-QSB has been made known to them.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 27, 2003, Arab Commerce Bank (“ACB”) filed a complaint in the Supreme Court of the State of New York (Index No. 600709/03) seeking damages for breach of a Note Purchase Agreement and Note. ACB alleged that NetSol did not issue stock in a timely manner in December 2000 resulting in compensatory damages in the amount of $146,466.72. The litigation arises out of a transaction from late 1999 in which Arab Commerce Bank invested $100,000 in the Company’s securities through a private placement. ACB claimed that the removal of the legend on its shares of common stock longer than contractually required. During this purported delay, the market value of the Company’s common shares decreased. Essentially, the ACB complaint sought the lost value of its shares. In the event ACB was unable to collect the amount sought, the complaint requested that NetSol repay the principal sum of the Note of $100,000 and interest at the rate of 9% per annum based on the maturity date of December 10, 2000. This matter has been settled pursuant to the terms of a settlement agreement whereby NetSol agreed to issue to ACB shares of common stock of the Company equal in value to $100,000 plus interest as of the effective date of the agreement.

Item 2. Changes in Securities.

In an offering closing prior to the reverse stock split in August 2003, the Company sold 809,999, post-reverse split, shares of restricted common stock to 12 accredited investors for total consideration of $1,215,000 in reliance on an exemption from registration available under Rule 506 of Regulation D of the Securities Act of 1933, as amended. This offering originally provided units consisting of shares of common stock and warrants to acquire common stock but was amended to adjust the number of shares consistent with NASDAQ compliance requirements. As part of the placement agent agreement with Maxim Group, LLC, the Company issued warrants to purchase 81,000 shares of common stock to Maxim Group, LLC.

On August 20, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, the Company borrowed $500,000 from the investor. The note has an interest rate of 8% per annum. The note is due on a date that is one hundred (120) days from the issuance date. In the event of default by the Company only, the note is convertible into shares of common stock at $1.75 per share, and 100,000 warrants at the exercise price of $3.25 which expire one year from the conversion date, and 100,000 warrants at an exercise price of $5.00 per share which expire two years from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended.

On October 14, 2003, the Company announced the execution of an agreement to acquire Pearl Treasury System Ltd, a United Kingdom company. This acquisition requires the Company to issue up to 60,000 shares of common stock to the shareholders of Pearl Treasury System, Ltd. The shares used to acquire this asset were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended.

Certain employees exercised 162,000 stock options with exercise prices ranging from $0.75-$1.25 during this quarter for $30,000 cash.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission Of Matters To A Vote Of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Reports on Form 8-K.

On July 17, 2003 the Company filed a report on Form 8-K announcing the July 15, 2003 extension with an exception to trade by the NASDAQ Appeals Board. The Company also reported on this Form 8-K the private placement of 4,050,000 Units of Company securities. As reported, each Unit consisted of (i) one share of common stock, $.001 par value (the “Common Stock”) and (ii) one warrant entitling the holder thereof to purchase, one share of Common Stock at an exercise price of $0.52 per share until July 7, 2007). The Company was able to raise $1,215,000 in this placement

This private placement was amended in August 2003 to provide the investors with 946,939 (post-reverse split) shares of the Company’s common stock only in exchange for the consideration provided.

On August 15, 2003, the Company filed a Form 8-K under Item 5, Other Events, announcing an agreement with London-based Akhtar Group PLC. Under the terms of the agreement Akhtar Group acquired 49.9% of NetSol’s wholly owned subsidiary’s stock, Pakistan based NetSol Connect (PVT) Ltd., an Internet Services Provider in Pakistan.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: November 13, 2003	/s/ Naeem Ghauri

NAEEM GHAURI Chief Executive Officer

Date: November 13, 2003	/s/ Najeeb Ghauri

NAJEEB GHAURI Chief Financial Officer, Secretary And Chairman