Form 10QSB
period 2003-12-31
NETSOL TECHNOLOGIES INC
filed 2004-02-10
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended December 31, 2003

( )	For the transition period from_______to_______

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	95-4627685
(State or other Jurisdiction of	(I.R.S. Employer NO.)
Incorporation or Organization)

23091 Calabasas Road, Suite 2072, Calabasas, CA 91302
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

Yes (X)            No (  )

The issuer had 7,879,572 shares of its $.001 par value Common Stock issued and outstanding as of February 2, 2004.

Transitional Small Business Disclosure Format (check one)

Yes (  )            No (X)

NETSOL TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Unaudited Balance Sheet as of December 31, 2003	Page 1
Comparative Unaudited Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2003 and 2002	Page 2
Comparative Unaudited Consolidated Statements of Cash Flow for the Six Months Ended December 31, 2003 and 2002	Page 3
Notes to the Unaudited Consolidated Financial Statements	Page 5
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 13
Item. 3. Controls and Procedures	Page 18
PART II. OTHER INFORMATION	Page 20
Item 1. Legal Proceedings	Page 20
Item 2. Changes in Securities	Page 20
Item 3. Defaults Upon Senior Securities	Page 21
Item 4. Submission of Matters to a Vote of Security Holders	Page 21
Item 5. Other Information	Page 21
Item 6. Exhibits and Reports on Form 8-K	Page 21
(a) Exhibits	Page 21
(b) Reports on Form 8-K	Page 21

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — DECEMBER 31, 2003

(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$557,206
Certificates of deposits	220,221
Accounts receivable, net of allowance of $80,000	642,685
Revenues in excess of billings	1,223,116
Other current assets	686,208

Total current assets		3,329,436
Property and equipment, net of accumulated depreciation		1,928,976
Intangibles:
Product licenses, renewals, enhancedments, copyrights, trademarks, and tradenames, net	2,460,376
Customer lists, net	799,401
Goodwill, net	1,154,592

Total intangibles		4,414,369

Total assets		$9,672,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,936,872
Current portion of notes and obligations under capitalized leases	741,988
Billings in excess of revenues	14,256
Loan payable, bank	387,265

Total current liabilities		3,080,381
Obligations under capitalized leases, less current maturities		37,145
Loans payable		126,186

Total liabilities		3,243,712
Minority interest		116,662
Contingencies		—
Stockholders’ equity:
Common stock, $.001 par value; 25,000,000 share authorized; 7,953,414 issued and outstanding	7,953
Additional paid-in-capital	36,315,875
Accumulated deficit	(29,839,780)
Stock subscription receivable	(264,623)
Stock to be issued	50,892
Other comprehensive income	42,090

Total stockholders’ equity		6,312,407

Total liabilities and stockholders’ equity		$9,672,781

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Periods		For the Six Month Periods
	Ended December 31,		Ended December 31,
	2003	2002	2003	2002

Net revenues	$1,208,345	$946,325	$2,180,957	$1,599,656
Cost of revenues	490,336	292,665	950,713	622,700

Gross profit	718,009	653,660	1,230,244	976,956
Operating expenses:
Selling and marketing	27,465	14,042	46,687	55,756
Depreciation and amortization	411,228	418,678	824,029	875,840
Settlement costs	100,000	—	100,000	—
Bad debt expense	41,188	86,421	93,506	167,733
Salaries and wages	278,909	235,278	594,449	493,778
Professional services, including non-cash compensation	12,743	42,284	42,544	243,766
General and adminstrative	432,991	337,589	945,642	751,973

Total operating expenses	1,304,524	1,134,292	2,646,857	2,588,846

Loss from operations	(586,515)	(480,632)	(1,416,613)	(1,611,890)
Other income and (expenses)
Gain (Loss) on sale of assets	3,069	—	(33,919)	—
Beneficial conversion feature	(96,027)	—	(96,027)	—
Gain on forgiveness of debt	104,088	—	104,088	—
Other income and (expenses)	(48,819)	(54,242)	(85,392)	(69,771)
Minority interest in subsidiary	58,029	—	93,338	—

Loss from continuing operations	(566,175)	(534,874)	(1,434,525)	(1,681,661)
Gain from discontinuation of a subsidiary	—	478,075	—	478,075

Net loss	(566,175)	(56,799)	(1,434,525)	(1,203,586)
Other comprehensive (loss)/gain:
Translation adjustment	(27,419)	20,555	(107,207)	(256,907)

Comprehensive loss	$(593,594)	$(36,244)	$(1,541,732)	$(1,460,493)

Net loss per share - basic and diluted:
Continued operations	$(0.08)	$(0.12)	$(0.20)	$(0.41)

Discontinued operations	$—	$0.12	$—	$0.12

Net loss	$(0.08)	$(0.00)	$(0.20)	$(0.29)

Weighted average number of shares outstanding - basic and diluted*	7,331,928	4,311,823	7,089,123	4,097,041

*The basic and diluted net loss per share has been retroactively restated to effect a 5:1 reverse stock split on August 18, 2003

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Month Periods
	Ended December 31,
	2003	2002

Cash flows from operating activities:
Net loss from continuing operations	$(1,434,525)	$(1,203,586)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	824,029	875,840
Gain on discontinued operations		(478,075)
Gain on forgiveness of debt	(104,088)	—
(Gain) loss on disposal of assets	33,919	—
Minority interest in subsidiary	(93,338)	—
Stock issued for accrued compensation	—	352,859
Stock issued for settlement costs	100,000	—
Beneficial conversion feature	96,027	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(14,785)	270,682
Other current assets	(977,161)	19,627
Other assets	—	(377,273)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(350,316)	(172,702)

Net cash used in operating activities	(1,920,238)	(712,628)
Cash flows from investing activities:
Purchases of property and equipment	(129,082)	(41,147)
Sales of property and equipment	143,462	—
Purchases of certificates of deposit	(1,220,221)	—
Proceeds from sale of certificates of deposit	1,000,000	614,334
Capitalization of intangibles - development costs	(66,855)	—
Proceeds from sale of minority interest of subsidiary	210,000	—

Net cash (used in) provided by investing activities	(62,696)	573,187
Cash flows from financing activities:
Proceeds from sale of common stock	1,102,049	—
Proceeds from the exercise of stock options	814,350	173,635
Proceeds from loans	800,000	24,727
Payments on capital lease obligations & loans	(376,489)	(93,933)

Net cash provided by financing activities	2,339,910	104,429
Effect of exchange rate changes in cash	(14,260)	—

Net increase (decrease) in cash	342,716	(35,012)
Cash and cash equivalents, beginning of period	214,490	86,914

Cash and cash equivalents, end of period	$557,206	$51,902

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	2003	2002
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$47,911	$30,000

Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services and compensation	$—	$352,859

Common stock issued for conversion of note payable	$500,000	$—

Common stock issued for legal settlement	$100,000	$—

Common stock issued for acquisition of product license	$166,860	$—

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

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform to report classifications of the current year.

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

(3)  NEW ACCOUNTING PRONOUNCEMENTS:

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

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

(5)  FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees; NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc. and subsidiary NetSol USA, Inc. use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Translation gains of $42,090 at December 31, 2003 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the six month period ended December 31, 2003 and 2002, comprehensive loss in the consolidated statements of operation included translation loss of $107,207 and $256,907, respectively.

(6)  DEBTS

NOTES PAYABLE

Notes payable as of December 31, 2003 consist of the following:

	Balance at	Current	Long-Term
Name	12/31/03	Maturities	Maturities

A. Cowler Settlement	154,286	59,400	94,886
H. Smith Settlement	142,871	142,871	—
Barclay’s Settlement	178,244	178,244	—
A. Zaman Settlement	49,300	18,000	31,300
Canawill - D&O Insurance	—	—	—
Dulex - Altiva acquisition	—	—	—
Noon Group	—	—	—
First Ins. Funding	3,456	3,456	—
Ahktar	250,000	250,000	—
City National Bank	50,000	50,000	—
Subsidiary notes payable	40,018	40,018	—

	868,174	741,988	126,186

On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler (“Cowler”) and Surrey Design Partnership Ltd. (see Note 9). The Company agreed to pay Cowler £218,000 pound sterling or approximately $285,860USD plus interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The agreement calls for monthly payments of £3,000 until March 2004 and then £4,000 per month until paid. As of June 30, 2003, the balance was $185,424. During the six months ended December 31, 2003, the Company paid £20,821 or $35,463 and accrued $4,326 in interest. As of December 31, 2003, the balance was $154,286. Of this amount, $59,400 has been classified as a current liability and $94,886 as long-term liability in the accompanying financial statements.

In November 2002, the Company signed a settlement agreement with Herbert Smith for £171,733 or approximately $248,871, including interest (see Note 9). The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. The balance owing at June 30, 2003 was $164,871. During the six months ended December 31, 2003, the Company paid $22,000. The balance owing at December 31, 2003 was $142,871. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

In December 2001, as part of the winding up of Network Solutions Ltd. the Company, as the parent of Network Solutions Ltd., agreed to assume the note payable of one of the major creditors, Barclay’s Bank PLC of £130,000 or $188,500 USD. In November 2002, the parties entered into on a settlement agreement whereby the Company would pay £1,000 per month for twelve months and £2,000 per month thereafter until paid. The balance owing at June 30, 2003 was $185,164. During the six months ended December 31, 2003, the Company paid £4,000 ($6,921). The balance owing at December 31, 2003 was $178,244. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

In June 2002, the Company signed a settlement agreement with a former consultant for payment of past services rendered. The Company agreed to pay the consultant a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2003 was $53,300. During the six months ended December 31, 2003 the Company paid $4,000. The balance owing at December 31, 2003 was $49,300, of this amount, $18,000 has been classified as a current liability and $31,300 as long-term in the accompanying financials statements.

In January 2003, the Company entered into an agreement with Canawill Insurance Company to finance the director’s and officer liability insurance. The amount financed was $155,338 with monthly payments of $14,662, including interest. The balance at June 30, 2003 was $100,092. During the six months ended December 31, 2003, the Company paid the balance owing of $100,092.

As part of the purchase of Altvia in May 2003, the Company was required to pay $45,000 as a note payable. During the six months ended December 31, 2003, the Company paid the entire balance of $45,000. As of September 30, 2003, the balance was $15,000. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

On August 20, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, the Company borrowed $500,000 from the investor. The note has an interest rate of 8% per annum. The note is due on a date that is one hundred (120) days from the issuance date. In the event of default by the Company only, the principal of the note is convertible into shares of common stock at $1.75 per share, and 100,000 warrants at the exercise price of $3.25 which expire one year from the conversion date, and 100,000 warrants at an exercise price of $5.00 per share which expire two years from the conversion date. As the conversion price per share was less than the 20-day average market value of the stock , the Company recorded an expense of $96,207 for the beneficial conversion feature of the note. The convertible debenture was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. On December 16, 2003, the note holder converted the note into 285,715 shares of the Company’s common stock.

A former officer of NetSol USA loaned funds to the subsidiary totaling $104,088. The loan was due-on-demand, carried no interest and was unsecured. This amount was written-off and a gain recognized as the loan had been paid in the prior year through the issuance of stock to the officer.

On December 24, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, the Company borrowed $250,000 from the investor. The note has an interest rate of 6% per annum. The note is due six months from the issuance date. On January 1, 2004, the agreement was modified to include a conversion feature to the note. In the event of default by the Company only, the principal of the note is convertible into shares of common stock at $1.85 per share, and 100,000 warrants at the exercise price of $3.00 which expire one year from the conversion date, and 100,000 warrants at an exercise price of $5.00 per share which expire six months from the conversion date. The convertible debenture was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. As the conversion price per share is more the than 20-day average market price, no beneficial conversion feature expense will be recorded. The balance owing at December 31, 2003 was $250,000. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

On December 29, 2003, the Company opened a line of credit with its bank for $50,000, secured by a $50,000 certificate of deposit. The amount has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

In addition, the various subsidiaries had current notes payable of $40,018 as of December 31, 2003.

BANK NOTE

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has three loans with a bank, secured by the Company’s assets. These notes consist of the following as of December 31, 2003:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	3%	$303,714
Term Loan	April 15, 2004	12%	31,499
Line of Credit	On Demand	8%	52,052

Total			$387,265

(7)  STOCKHOLDERS’ EQUITY:

REVERSE STOCK SPLIT

On August 18, 2003, the Company effected a 1 for 5 reverse stock split for all the issued and outstanding shares of common stock. All historical share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the 1 for 5 reverse stock split.

EQUITY TRANSACTIONS

In July 2003, the Company completed a private placement transaction. Maxim Group, LLC in New York acted as the placement agent for the transaction. The total funds raised were $1,102,049 with approximately $102,950 in placement fees and commissions reimbursed to the placement agent. The outside lawyers were paid $40,000 to assist in preparing and filing the SB-2 registration statement for the selling shareholders in this transaction. The investors included 12 individual accredited investors with no prior ownership of the Company’s common stock. A total of 1,026,824 shares of the Company’s common stock were issued.

During the quarter ended September 30, 2003, the Company issued 162,000 shares of common stock for the exercise of stock options valued at $208,250. The exercise price ranged from $0.75 and $1.25 per share. The Company also issued 40,000 shares valued at $30,000 for the exercise of warrants.

During the quarter ended December 31, 2003, the Company issued 405,157 shares of common stock for the exercise of stock options valued at $226,100. The exercise price ranged from $0.75 and $1.25 per share. The Company issued 200,000 shares valued at $350,000 for the exercise of warrants. The convertible note payable of $500,000 was converted into 285,715 shares of the Company’s common stock (see Note 6). The Company issued 34,843 shares of its common stock valued at $100,000 for legal settlement of litigation (see Note 9). In addition, the Company issued 41,700 shares of its common stock valued at $115,968 or $2.78 per share, to purchase the product license and software development of Pearl Treasury Systems (see Note 13).

There were no stock options granted during the six months ended December 31, 2003.

(8)  INTANGIBLE ASSETS:

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, customer lists and goodwill. The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 has been evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

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

Intangible assets consist of the following as of December 31, 2003:

	Product Licenses	Customer Lists	Goodwill	Total

Intangible asset - June 30, 2003	$4,894,838	$1,977,877	$2,153,311	$9,026,026
Additions during the six months	233,715	—	—	233,715
Effect of translation adjustment	4,458			4,458
Accumulated amortization	(2,672,635)	(1,178,476)	(998,719)	(4,849,830)

Net balance - Dec. 31, 2003	$2,460,376	$799,401	$1,154,592	$4,414,369

Amortization expense:
Quarter ended Sept. 30, 2003	$196,856	$78,916	$107,666	$383,438
Quarter ended Sept 30, 2002	$170,031	$77,417	$97,500	$344,948
Quarter ended Dec. 31, 2003	$201,593	$78,916	$107,666	$388,175
Quarter ended Dec. 31, 2002	$170,031	$77,417	$97,500	$344,948

(9)  LITIGATION:

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

On March 27, 2003, Arab Commerce Bank (“ACB”) filed a complaint in the Supreme Court of the State of New York (Index No. 600709/03) seeking damages for breach of a Note Purchase Agreement and Note. ACB alleged that NetSol did not issue stock in a timely manner in December 2000 resulting in compensatory damages in the amount of $146,466.72. The litigation arises out of a transaction from late 1999 in which Arab Commerce Bank invested $100,000 in the Company’s securities through a private placement. ACB claimed that the removal of the legend on its shares of common stock longer than contractually required. During this purported delay, the market value of the Company’s common shares decreased. Essentially, the ACB complaint sought the lost value of its shares. In the event ACB was unable to collect the amount sought, the complaint requested that NetSol repay the principal sum of the Note of $100,000 and interest at the rate of 9% per annum based on the maturity date of December 10, 2000. This matter has been settled pursuant to the terms of a settlement agreement whereby NetSol agreed to issue to ACB shares of common stock of the Company equal in value to $100,000 plus $39,178 of interest as of the effective date of the agreement. On December 16, 2003, the Company issued 34,843 shares of its common stock in satisfaction of the principal amount due. As of the date of this report, the number of shares to be issued for the accrued interest is under negotiation.

(10)  GOING CONCERN:

The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2003, the Company had an accumulated deficit of $29,839,780. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

(12)  SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the six-months ended December 31:

	2003	2002
Revenues from unaffiliated customers:
North America	$207,500	$255,435
International	1,973,457	1,344,221

Consolidated	$2,180,957	$1,599,656

Operating income (loss):
North America	$(1,719,115)	$(1,446,811)
International	302,502	(165,079)

Consolidated	$(1,416,613)	$(1,611,890)

Identifiable assets:
North America	$4,497,006	$5,180,277
International	5,175,775	3,852,833

Consolidated	$9,672,781	$9,033,110

Depreciation and amortization:
North America	$741,520	$703,823
International	82,509	172,017

Consolidated	$824,029	$875,840

Capital expenditures:
North America	$27,073	$—
International	102,009	50,427

Consolidated	$129,082	$50,427

(12)  MINORITY INTEREST IN SUBSIDIARY

In August 2003, the Company entered into an agreement with United Kingdom based Akhtar Group PLC (“Akhtar”). Under the terms of the agreement, Akhtar Group acquired 49.9 percent of the Company’s subsidiary; Pakistan based NetSolConnect PVT Ltd. (“NC”), an Internet Service Provider (“ISP”), in Pakistan through the issuance of additional NC shares. As part of this Agreement, NC changed its name to NetSol Akhtar. The new partnership with Akhtar Computers is designed to rollout connectivity and wireless services to the Pakistani national market. On signing of this Agreement, the Shareholders agreed to make the following investment in the Company against issuance of shares of NC.

Akhtar	US$200,000

The Company	US$50,000

During the quarter ended September 30, 2003, NC received the funds and a minority interest of $200,000 was recorded for Akhtar’s portion of the subsidiary. During the quarter ended December 31, 2003, Akhtar paid an additional $10,000 to the Company for this purchase. For the six months ended December 31, 2003, the subsidiary had net losses of $328,571, of which $93,338 was recorded against the minority interest. The balance of the minority interest at December 31, 2003 was $116,662.

Per the agreement, it was envisaged that NC would require a maximum US$ 500,000 for expansion of its business. Akhtar will meet the initial financial requirements of the Company until November 1, 2003.

(13)  PURCHASE OF PEARL TREASURY SYSTEM, LTD.

On October 14, 2003, the Company announced the execution of an agreement to acquire the Pearl Treasury System Ltd., a United Kingdom company (“Pearl”). This acquisition requires the Company to issue up to 60,000 shares of common stock to the shareholders of Pearl Treasury System, Ltd. The shares used to acquire this asset were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. The financial statements of Pearl are insignificant to the consolidated financials, and therefore, have not been presented. On December 16, 2003, the Company issued the initial shares of 41,700, valued at $115,968 due at the signing of the agreement. The remaining 18,300 shares are to be issued upon the completion of the software delivery warranties valued at $50,892 and are reflected as “Shares to be issued” on the accompanying financial statements. As of the date of this report, the conditions to issue the shares have not been met. The total acquisition value of $166,860 has been recorded as an intangible asset and is included in “product licenses” on the accompanying financial statements.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the quarter and six months ending December 31, 2003.

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

INTRODUCTION

NetSol is an end-to-end information technology (“IT”) and business consulting services provider for the lease and finance, banking and financial services industries. Operating on a global basis with locations in the U.S., Europe, East Asia and Asia Pacific, the Company helps its clients identify, evaluate, and implement technology solutions to meet their most critical business challenges and maximize their bottom line. The Company’s products include sophisticated software applications for the asset-based lease and finance industry, and with the acquisition of Pearl Treasury Systems, the “PTS System” designed to seamlessly handle foreign exchange and money market trading for use by financial institutions and customers.

The Company’s IP backbone, located in Karachi Pakistan at our subsidiary, Network Technologies Pvt. Ltd., develops the majority of the Company’s software and has achieved the ISO 9001 and Software Engineering Institute Capability Maturity Model Level 3 software development assessment. The economies of scale presented by our Pakistani operations have permitted the Company to capitalize on the upward trend in information technology outsourcing. Economic pressures have driven more companies to outsource major elements of their IT operations, particularly application development and technology consulting. NetSol has capitalized on this market trend by providing an off-shore development model at costs well below those of companies located in India, Europe and the United States.

Together with this focus on providing an outsourcing, off-shore solution to existing and new customers, NetSol has also adopted a dynamic growth strategy through accretive acquisitions.

PLAN OF OPERATIONS

Management has set the following new goals for the Company’s next two quarters:

Initiatives and Investment to Grow Capabilities.

•	Achieve CMM Level 4 Accreditation

•	Enhance Software Design and Engineering Capabilities by increasing investment in training

•	Embark on a program of recruiting the best available talent in Project and Program Management

•	Complete the first phase of its dedicated and fully owned Technology Campus

•	Increase Capex, enhance Communications and Development Infrastructure

•	Further enhance the development and outsourcing capabilities in regional South East Asian markets such as China

•	Aggressively explore and forge partnerships and alliances with Indian based IT companies.

Top Line Growth through Investment in Marketing and Positioning.

•	Launch LesaseSoft into new markets

•	Expand relationship with key customers in the US, Europe and Asia Pacific

•	Product Positioning through alliances and partnership

•	Joint Ventures

•	Direct Marketing of Services

•	Embark on aggressive M&A activities broadly in the software development domain

•	Enhance the sales and marketing organization by hiring new key personnel

With these goals in mind, the Company entered in to the following key new strategic alliances and relationships:

NetSol-Intel Corporation. NetSol forged what management believes to be a very important and strategic alliance with Intel Corporation to develop a blue print that would give broader exposure and introduction to NetSol’s Lease Soft products to a global market. NetSol recently attended major events in China through Intel relationship, which was designed to introduce the Company in the Chinese markets.

NetSol – Langham Securities UK NetSol UK Ltd., retained this UK based investment banking firm to assist it to execute its M&A strategy in India. Langham will work as a team with our US based Investment banker, Maxim Group, LLC.

Funding and Investor Relations.

•	Grow its relationships with new Investment Banking Partners

•	Continue to raise capital at attractive terms through private placements, convertible debt debentures and as needed new public offerings, for its many initiatives and programs. One of the key investors in NetSol in 2003, DCD Group based in the UK, exercised 200,000 warrants at $1.75 in November 2003.

•	Infuse new capital from potential exercise of outstanding investors warrants and employees options for business development and enhancement of infrastructures

•	Re-write its Investor Relations plan and share the company’s turnaround with the investment community

Improving the Bottom Line.

•	Continue to review costs at every level

•	Grow process automation

•	Profit Centric Management Incentives

•	More local empowerment and P&L Ownership in each Country Office

•	Improve productivity and the business development activities

After streamlining key operations, Management believes that NetSol is in a position to derive higher productivity based on current capital employed.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development ‘engine’ of NetSol, which became CMM Level 2 in early 2002. In a quest to continuously improve the quality standards, NetSol’s reached CMM Level 3 assessment in July 2003. According to the website of SEI of Carnegie Mellon University, USA, only a few software companies in the world have announced their assessment of level 3. As a result of achieving CMM level 3, the Company is experiencing a growing demand for its products and alliances from the blue chip companies worldwide. NetSol is now aiming for CMM level 4 in 2004 and potentially CMM level 5, the highest CMM level, in 2005. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMM levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMM levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology.

MATERIAL TRENDS AFFECTING THE COMPANY

Economic Trends

The general economic turnaround in the global markets has been positively affecting the Company’s operations. The US markets and IT industry are bouncing back while the expansion of IT budgets is anticipated to improve NetSol’s business. Also due to the recent surge in outsourcing of IT services, NetSol would continue to benefit from its strong development infrastructure in a low cost region. Both European and North American markets are showing positive signs of improvement, as the major companies have begun to finally show improving fundamentals, paving the way for smaller companies to grow their business.

Political Trends

A major shift in foreign policy between Pakistan and India transpired in the past few months, which could potentially offer a breakthrough peace and diplomatic relations between the two neighboring countries. This is one key factor that has already shown signs of improvement in the areas of commerce, trade, transportation, tourism and diplomatic channel. NetSol would tremendously benefit in its perception, new alliances, new ventures and attract new customers . We believe any peace initiatives in that region would be well received by our new and present customers and investors worldwide. NetSol could be affected in a positive manner with the face lift of Afghanistan and its rebuilding. The telecommunication sector offers new opportunities for NetSol’s connectivity business and we will be very active in exploring these new and virgin markets.

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. Management believes our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include our evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by us through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of” which requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During fiscal year 2003-2004, we estimated the allowance on net deferred tax assets to be one-hundred percent of the net deferred tax assets.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2003 as compared to the Quarter Ended December 31, 2002:

Net revenues were $1,208,345 and $946,325 for the quarter ended December 31, 2003 and December 31, 2002, respectively. This reflects an increase of $262,020 (27%) during the quarter ended December 31, 2003. This increase is attributable to additional maintenance generated by some existing customers primarily in the UK and Asia Pacific markets.

NetSol added a major new customer based in Seattle in November 2003. The addition of Capital Stream to NetSol’s list of worldwide clients was a breakthrough for NetSol in the US market . The Company started working on at least two projects initially by deploying several senior project managers to Capital Stream offices in North America. Due to a training phase of at least four weeks for the project managers, the complete billing and revenue will not be realized until January 2004 and onwards. NetSol anticipates that this new relationship will significantly contribute to our revenue and improve the bottom line in 2004. Capital Stream has some very impressive and blue chip customers in financial sector in the U.S.

NetSol UK, the Company’s United Kingdom subsidiary, further expanded its relationship with Habib Allied Bank and DCD Group in London. This has contributed in the increase in revenue as well as enhanced relationship with Yamaha Motors Australia, DaimlerChrysler New Zealand and a few local customers in Pakistan. Due to successful implementations of some of our current systems with DaimlerChrysler we are noticing an increasing demand for Lease Soft. Although the sales cycle for Lease Soft is rather long but we are experiencing 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe and Pakistan. The crown jewel of our product line “CMS’ (“Contract Management System”) which was sold to three companies of DaimlerChrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars being implemented and delivered to customer in 2003. The world market size of leasing and financing industry is in excess of $500 billion out which the Software sector represents over a billion dollars. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2004 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $100,000 to $500,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems were sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and the Company expects substantial growth in this area in the coming year.

The gross profit was $718,009 in the quarter ending December 31, 2003 as compared with $653,660 for the same quarter of the previous year. The gross profit percentage has decreased modestly to approximately 59% in the quarter ended December 31, 2003 from approximately 69% for the quarter ended December 31, 2002. The cost of sales increased approximately $30,000 from the prior quarter; however, the gross profit percentage increased 7%. A new contract was entered into during the quarter whereby only a portion of the employees working on the training phase of the project were covered by the customer. This contributed to the increase in the cost of sales and the decrease in gross profit. Management is confident that the profit margin will improve as the project becomes fully engaged. As stated above, the revenue from Capital Stream will be realized from January 2004 and onwards.

Operating expenses were $1,304,524 for the quarter ending December 31, 2003 as compared to $1,134,292, for the corresponding period last year. The increase is largely attributable to the settlement of a legal dispute. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $411,228 and $418,678 for the quarter ended December 31, 2003 and December 31, 2002, respectively. Combined salaries and wage costs were $278,909 and $235,278 for the quarter ended December 31, 2003 and 2002, respectively, or an increase of $43,631 from the corresponding period last year. While the Company reduced operation expenses overall, the addition of new management level employees and consultants from the Altvia acquisition and new employees at our UK subsidiary, resulted in an overall increase.

Selling and marketing expenses were $27,465 and $14,042, in the quarter ended December 31, 2003 and 2002, respectively. The Company wrote-off as uncollectible bad debts of $41,188 in the current quarter compared to $86,421 for the comparable prior period in the prior year. Professional services expense decreased to $12,743 in the quarter ended December 31, 2003, from $42,284 in the corresponding period last year.

Loss from continued operations was $586,515 and $480,632 for the quarters ended December 31, 2003 and 2002, respectively. This represents a reduction of $88,383 for the quarter compared for the comparable period in the prior year. This reduction is attributable to improved operating margins.

Net losses were $566,175 and $534,874 for the quarters ended December 31, 2003 and 2002, respectively. This is a reduction of 5% compared to the prior year. The current period amount includes $58,029 add-back for the 49.9% minority interest in NetSol Connect owned by another party. The Company also recognized an expense of $96,027 for the beneficial conversion feature on a note payable and a gain of $104,088 from writing off a note payable in one of the subsidiaries that had been paid through the issuance of stock by the parent in the prior year. Net loss per share, basic and diluted, was $0.08 for the quarter ended December 31, 2003 as compared with $0.0 for the corresponding period last year.

Six Month Period Ended December 31, 2003 as compared to the Six Month Period Ended December 31, 2002:

Net revenues were $2,180,957 and $1,599,656 for the six-month periods ended December 31, 2003 and December 31, 2002, respectively. This reflects an increase of $581,301 (36%) in the six month period ended December 31, 2003. This increase is attributable to new license sales and an increase in services business, including additional maintenance work.

The Company added a few new customers such as, Capital Stream in USA, Cal Portland Cement in USA, Habib Allied Bank, enhancement in the Yamaha Motors project, DaimlerChrysler New Zealand and a few local customers in Pakistan. Due to successful implementations of some of our current systems with DaimlerChrysler we are noticing an increasing demand for Lease Soft. Although the sales cycle for Lease Soft is rather long but we are experiencing 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe and Pakistan. The crown jewel of our product line “CMS’ (“Contract Management System”) which was sold to three companies of DaimlerChrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars being implemented and delivered to customer in 2003. Maturity of our key products has given rise to a very positive interest by many new blue chip customers globally. The world market size of leasing and financing industry is in excess of $500 billion out which the Software sector represents over a billion dollars. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2003-2004 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $100,000 to $500,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems were sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and the Company expects substantial growth in this area in the coming year.

The gross profit was $1,230,244 for the six months ending December 31, 2003 as compared with $976,956 for the same period of the previous year. The gross profit percentage has decreased modestly to approximately 56% in the current fiscal year from approximately 61% for the six months ended December 31, 2002. A new contract was entered into during the current fiscal quarter whereby only a portion of the employees working on the training phase of the project were covered by the customer. This contributed to the increase in the cost of sales and the decrease in gross profit percentage. Management is confident that the profit margin will improve as the project becomes fully engaged. While the cost of sales and the cost of delivery of projects have both been reduced in the quarter, the Company maintained all its delivery commitments and has won new business from existing and new customers. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure. The gross profit margin was also improved due to improved quality standards such as achieving the assessment of CMM Level 3 in 2003.

Operating expenses were $2,646,857 for the six-month period ending December 31, 2003 as compared to $2,588,846, for the corresponding period last fiscal year. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $824,029 and $875,840 for the six-month period ended December 31, 2003 and December 31, 2002, respectively. This decrease was attributable to selling of assets by the subsidiaries. Combined salaries and wage costs were $594,449 and $493,778 for the six month period ended December 31, 2003 and 2002, respectively, or an increase of $100,671 from the corresponding period last year. While the Company reduced operation expenses overall, the addition of new management level employees and consultants from the Altvia acquisition and new employees at our UK subsidiary, resulted in an overall increase.

Selling and marketing expenses decreased to $46,687 in the six-month period ended December 31, 2003 as compared to $55,756 in the six-month period ended December 31, 2002. The Company wrote-off as uncollectible bad debts of $93,506 and $167,733 for the six months ended December 31, 2003 and 2002, respectively. Professional services expense decreased to $42,544 in the six-month period ended December 31, 2003, from $243,766 in the corresponding period last year. The decrease is mainly due to a reduction in non-cash compensation for professional services.

Loss from continued operations was $1,416,613 and $1,611,890 for the six months ended December 31, 2003 and 2002, respectively. This represents a reduction of $195,277 for the six-month period compared to the prior year. This reduction is attributable to improved operating margins.

Net losses before the gain from discontinued operations was $1,434,525 and $1,681,661 for the six months ended December 31, 2003 and 2002, respectively. This is reduction of 17% compared to the prior year. The current period amount includes $93,338 add-back for the 49.9% minority interest in NetSol Connect owned by another party. The Company also recognized an expense of $96,027 for the beneficial conversion feature on a note payable and a gain of $104,088 from writing off a note payable in one of the subsidiaries that had been paid through the issuance of stock by the parent in the prior year. During the six months ended December 31, 2002, the Company recognized a gain from discontinuation of a subsidiary in the amount of $478,075. Net loss per share, basic and diluted, was $0.20 for the six-months ended December 31, 2003 as compared with $0.30 for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities amounted to $1,920,239 for the six months ended December 31, 2003, as compared to $712,628 for the comparable period last fiscal year. The increase is mainly due to an increase in prepaid expenses and accounts payable.

Net cash used by investing activities amounted to $62,696 for the six months ended December 31, 2003, as compared to providing $573,187 for the six months ended December 31, 2002. The difference is mainly in the net purchase of $220,221 in certificates of deposits in the current fiscal year compared to proceeds of $614,334 in the prior year. In addition during the current fiscal year, the Company had proceeds of $210,000 from the sale of a minority interest in the Company’s subsidiary NetSol Connect.

Net cash provided by financing activities amounted to $2,339,910 and $104,429 for the six months ended December 31, 2003, and 2002, respectively. The six month period ended December 31, 2003 included the cash inflow of $1,102,050 from issuance of equity and $814,350 from the exercising of stock options and warrants. In the current fiscal year, the Company had $800,000 from proceeds of loans as compared to $24,727 in the comparable period last year.

The Company’s cash position was $557,206 at December 31, 2003. In addition the Company had $220,221 in certificates of deposit, of which $50,000 is being used as collateral on a secured line of credit with City National Bank.

The cash position is projected to improve in the current and future quarters due to the new business signed up in the last quarter. In addition, the Company anticipates substantial exercises of investor warrants and employee stock options in the current and subsequent quarters. The Company has consistently improved its cash position in last two quarters through investors’ exercise of warrants, employee options exercised, private placements and the signing of new businesses. We anticipate this trend to continue in the current and future quarters thus further improving the cash resources and liquidity position. NetSol is on a growth mode and is in middle of executing new initiatives such as M&A, enhancement of our infrastructure, improving delivery capability, and growing the sales and marketing organization. This would require periodic injection of new capital through most viable financing sources.

NetSol’s Technology Campus in Lahore is nearly complete. The company need up to another $250,000 for hardware, equipment and finishing the last stage of Phase 1. Once completed, Phase 1 would easily hold up to 500 programmers, engineers and other related staff. The management is committed to complete this within two months and relocate the entire staff into the new building.

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

On July 31, 2002, Herbert Smith, a law firm in England, which represented NetSol in the Surrey matter filed claim for the sum of approximately $248,871 USD (which represents the original debt and interest thereon) in the High Court of Justice Queen’s Bench Division. On November 28, 2002, a Consent Order was filed with the Court agreeing to a payment plan, whereby the Company paid $10,000 USD on execution $4,000 USD a month for one year and $6,000 USD per month thereafter until the debt is paid. During the year ended June 30, 2003 the Company has paid $26,000 as part of this settlement. During the six months ended December 31, 2003, the Company has paid $22,000 as part of this settlement.

On March 27, 2003, Arab Commerce Bank (“ACB”) filed a complaint in the Supreme Court of the State of New York (Index No. 600709/03) seeking damages for breach of a Note Purchase Agreement and Note. ACB alleged that NetSol did not issue stock in a timely manner in December 2000 resulting in compensatory damages in the amount of $146,466.72. The litigation arises out of a transaction from late 1999 in which Arab Commerce Bank invested $100,000 in the Company’s securities through a private placement. ACB claimed that the removal of the legend on its shares of common stock longer than contractually required. During this purported delay, the market value of the Company’s common shares decreased. Essentially, the ACB complaint sought the lost value of its shares. In the event ACB was unable to collect the amount sought, the complaint requested that NetSol repay the principal sum of the Note of $100,000 and interest at the rate of 9% per annum based on the maturity date of December 10, 2000. This matter has been settled pursuant to the terms of a settlement agreement whereby NetSol agreed to issue to ACB shares of common stock of the Company equal in value to $100,000 plus interest as of the effective date of the agreement. The complaint was dismissed by virtue of this settlement on November 3, 2003. On December 16, 2003, 34,843 shares of the Company’s common stock valued at $100,000 were issued pursuant to the terms of the agreement.

Item 2. Changes in Securities.

On August 20, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, the Company borrowed $500,000 from the investor. The note has an interest rate of 8% per annum. The note is due on a date that is one hundred (120) days from the issuance date. In the event of default by the Company only, the note is convertible into shares of common stock at $1.75 per share, and 100,000 warrants at the exercise price of $3.25 which expire one year from the conversion date, and 100,000 warrants at an exercise price of $5.00 per share which expire two years from the conversion date. On December 31, 2003, this Note was converted according to the above terms. The note and subsequent conversion was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended.

On October 14, 2003, the Company announced the execution of an agreement to acquire Pearl Treasury System Ltd, a United Kingdom company. This acquisition requires the Company to issue up to 60,000 shares of common stock to the shareholders of Pearl Treasury System, Ltd. On December 16, 2003, 41,700 of these shares were issued as due upon signing of the agreement. The shares used to acquire this asset were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended.

On December 24, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor, Akhtar Group. Under the terms of the loan, the Company borrowed $250,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is one hundred (120) days from the issuance date. In the event of default by the Company only, the note is convertible into shares of common stock at $1.85 per share, and 135,135 warrants at the exercise price of $3.00 per share which expire six months from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. As of the date of this report, the note has not been converted.

On December 16, 2003, the Company issued 34,843 shares valued at $100,000 to Arab Commerce Bank pursuant to the terms of the legal settlement dated November 3, 2003.

Certain employees exercised 405,157 stock options with exercise prices ranging from $0.75-$1.25 during this quarter for $226,100 cash. In addition, 200,000 warrants were exercised during the quarter for $350,000 cash.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

10.1 Lease by and between Century-National Insurance Company as Landlord and NetSol Technologies, Inc. as Tenant dated December 15, 2003 incorporated by reference as Exhibit 99.1 to Form 8-K dated December 24, 2003.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Reports on Form 8-K.

On December 24, 2003, the Company filed a report on Form 8-K announcing the move of its headquarters. The Company announced that they had executed a lease to move the Company from its then approximately 1,575 rentable square feet offices in Calabasas, California to its new headquarters in the same city on December 15, 2003. The move took effect as of January 1, 2004. The new facilities are approximately 1,919 rentable square feet and the monthly rent is $3,934 per month as opposed to the prior monthly rent of approximately $2,364. The new lease is for a two years and one-half month and the rent is fixed until that date. The new premises are located at 23901 Calabasas Road, Suite 2072, Calabasas, California.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: February 9, 2004	/s/ Naeem Ghauri

NAEEM GHAURI
Chief Executive Officer

Date: February 9, 2004	/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Financial Officer and Chairman