Form 10QSB
period 2004-03-31
NETSOL TECHNOLOGIES INC
filed 2004-05-12
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

(X)       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2004

(   )       For the transition period from __________to __________

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4627685
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer No.)

23901Calabasas Road, Suite 2072, Calabasas, CA 91302
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

Yes   X   No

The issuer had 8,907,932 shares of its $.001 par value Common Stock issued and outstanding as of May 10, 2004.

Transitional Small Business Disclosure Format (check one)

Yes       No   X

NETSOL TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Unaudited Balance Sheet as of March 31, 2004

Comparative Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2004 and 2003

Comparative Unaudited Consolidated Statements of Cash Flow for the Nine Months Ended March 31, 2004 and 2003

Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item. 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
(b)	Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — MARCH 31, 2004 (UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$449,047
Certificates of deposits	820,047
Accounts receivable, net of allowance of $165,168	984,098
Revenues in excess of billings	1,451,121
Other current assets	1,310,285

Total current assets		5,014,598
Property and equipment, net of accumulated depreciation		2,052,592
Intangibles:
Product licenses, renewals, enhancedments, copyrights,
trademarks, and tradenames, net	2,270,247
Customer lists, net	720,485
Goodwill, net	1,046,926

Total intangibles		4,037,658

Total assets		$11,104,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,784,390
Current portion of notes and obligations under capitalized leases	485,282
Billings in excess of revenues	141,843
Loan payable, bank	363,387

Total current liabilities		2,774,902
Obligations under capitalized leases, less current maturities		28,824
Loans payable		201,360
Convertible debenture		900,000

Total liabilities		3,905,086
Minority interest		45,613
Contingencies		-

Stockholders' equity:
Common stock, $.001 par value; 25,000,000 share authorized;
8,874,533 issued and outstanding	8,875
Additional paid-in-capital	37,943,360
Accumulated deficit	(30,243,330)
Stock subscription receivable	(594,148)
Stock to be issued	50,892
Accumulated other comprehensive loss	(11,500)
Total stockholders' equity		7,154,149

Total liabilities and stockholders' equity		$11,104,848

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods		For the Nine Month Periods
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003

Net revenues	$1,700,774	$914,258	$3,881,731	$2,513,914
Cost of revenues	694,823	409,610	1,645,536	1,032,310

Gross profit	1,005,951	504,648	2,236,195	1,481,604

Operating expenses:
Selling and marketing	49,690	11,628	96,377	67,384
Depreciation and amortization	402,151	464,999	1,226,180	1,340,839
Settlement costs	22,500	-	122,500	-
Bad debt expense	59,821	-	153,327	167,733
Salaries and wages	408,840	194,963	1,003,289	688,741
Professional services, including non-cash
compensation	70,701	64,270	310,403	308,036
General and administrative	490,936	254,658	1,239,420	1,006,631

Total operating expenses	1,504,639	990,518	4,151,496	3,579,364

Loss from operations	(498,688)	(485,870)	(1,915,301)	(2,097,760)
Other income and (expenses)
Gain (Loss) on sale of assets	160	-	(33,759)	-
Beneficial conversion feature	(3,323)	-	(99,350)	-
Gain on settlement of debts	99,146	-	203,234	-
Other income and (expenses)	(71,894)	(31,776)	(157,286)	(101,547)
Minority interest in subsidiary	71,049	-	164,387	-

Loss from continuing operations	(403,550)	(517,646)	(1,838,075)	(2,199,307)
Gain from discontinuation of a subsidiary	-	-	-	478,075

Net loss	(403,550)	(517,646)	(1,838,075)	(1,721,232)
Other comprehensive (loss)/gain:
Translation adjustment	(53,590)	(10,715)	(160,797)	(267,622)

Comprehensive loss	$(457,140)	$(528,361)	$(1,998,872)	$(1,988,854)

Net loss per share - basic and diluted:
Continued operations	$(0.05)	$(0.12)	$(0.22)	$(0.46)

Discontinued operations	$-	$-	$-	$0.10

Net loss	$(0.05)	$(0.11)	$(0.22)	$(0.36)

Weighted average number
of shares outstanding - basic and diluted*	7,475,148	4,329,634	8,255,680	4,805,160

*The basic and diluted net loss per share has been retroactively restated to effect a 5:1 reverse stock split on August 18, 2003

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss from continuing operations	$(1,838,075)	$(1,721,232)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization	1,226,180	1,340,839
Gain on discontinued operations		(478,075)
Gain on forgiveness of debt	(203,234)	-
Loss on disposal of assets	33,759	-
Minority interest in subsidiary	(164,387)	-
Stock issued for accrued compensation	-	365,469
Stock issued for settlement costs	135,133	-
Beneficial conversion feature	99,350	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(356,198)	555,489
Other current assets	(1,829,243)	(162,173)
Other assets	-	(464,150)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(428,800)	(445,322)

Net cash used in operating activities	(3,325,515)	(1,009,155)
Cash flows from investing activities:
Purchases of property and equipment	(372,594)	(90,172)
Sales of property and equipment	194,004	-
Purchases of certificates of deposit	(2,170,047)	-
Proceeds from sale of certificates of deposit	1,350,000	714,334
Increase in intangible assets - development costs	(66,855)	-
Proceeds from sale of minority interest of subsidiary	210,000	-

Net cash (used in) provided by investing activities	(855,492)	624,162
Cash flows from financing activities:
Proceeds from sale of common stock	1,102,049	-
Proceeds from the exercise of stock options	1,215,575	655,135
Proceeds from loans	1,067,000	227,667
Proceeds from convertible debenture	1,200,000	-
Payments on capital lease obligations & loans	(198,874)	(85,393)

Net cash provided by financing activities	4,385,750	797,409
Effect of exchange rate changes in cash	29,814	-

Net increase in cash & cash equivalents	234,557	412,416
Cash and cash equivalents, beginning of period	214,490	86,914

Cash and cash equivalents, end of period	$449,047	$499,330

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

For the Nine Months
Ended March 31,
	2004	2003
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$ 75,690	$ 58,779

Taxes	$ 54,644	$ 5,078

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services and compensation	$ -	$ 352,859

Common stock issued for conversion of note payable	$ 850,000	$ -

Common stock issued for legal settlement	$ 135,133	$ -

Common stock issued for acquisition of product license	$ 166,860	$ -

Common stock issued for settlement of debt	$ 209,200	$ -

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

(3) NEW ACCOUNTING PRONOUNCEMENTS:

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company’s financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

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

(5) FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees; NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol USA, Inc., both use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $11,500 at March 31, 2004 are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the nine month period ended March 31, 2004 and 2003, comprehensive loss in the consolidated statements of operation included translation loss of $160,797 and $267,622, respectively.

(6) OTHER CURRENT ASSETS

Other current assets consist of prepaid expenses, employee advances, security deposits, and other receivables. As of March 31, 2004 the balance in these accounts totaled $1,310,285, of this amount $1,004,144 was for prepaid expenses, which included directors and officers insurance and prepayments on the construction projects in Lahore, Pakistan.

(7) DEBTS

NOTES PAYABLE

Notes payable as of March 31, 2004 consist of the following:

	Balance at	Current	Long-Term
Name	3/31/04	Maturities	Maturities

A. Cowler Settlement	162,535	59,400	103,135
H. Smith Settlement	124,871	124,871	-
Barclay's Settlement	16,598	16,598	-
Former employee - Settlement	37,300	18,000	19,300
D&O Insurance	167,000	167,000	-
First Ins. Funding	1,514	1,514	-
City National Bank (secured by CD)	50,000	50,000	-
Subsidiary notes payable	126,824	47,899	78,925

	686,642	485,282	201,360

On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler (“Cowler”) and Surrey Design Partnership Ltd. The Company agreed to pay Cowler 218,000 pound sterling or approximately $320,460 USD including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The agreement calls for monthly payments of 3,000 until March 2004 and then 4,000 per month until paid. As of June 30, 2003, the balance was $185,424. During the nine months ended March 31, 2004, the Company paid 20,821 or $46,677 and accrued $23,788 in interest. As of March 31, 2004, the balance was $162,535. Of this amount, $59,400 has been classified as a current liability and $103,135 as long-term liability in the accompanying financial statements.

In November 2002, the Company signed a settlement agreement with Herbert Smith for 171,733 or approximately $248,871, including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. The balance owing at June 30, 2003 was $164,871. During the nine months ended March 31, 2004, the Company paid $40,000. The balance owing at March 31, 2004 was $124,871. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

In December 2001, as part of the winding up of Network Solutions Ltd. the Company, as the parent of Network Solutions Ltd., agreed to assume the note payable of one of the major creditors, Barclay’s Bank PLC of 130,000 or $188,500 USD. In November 2002, the parties entered into on a settlement agreement whereby the Company would pay 1,000 per month for twelve months and 2,000 per month thereafter until paid. The balance owing at June 30, 2003 was $185,164. During the six months ended December 31, 2003, the Company paid 4,000 ($6,920). The balance owing at December 31, 2003 was $178,244. During the quarter ended March 31, 2004, the Company entered into a settlement agreement with Barclay’s whereby Barclay’s agreed to accept 69,000 or $79,098 as payment in full. As a result the Company recorded a gain on the reduction of debt in the amount of $99,146. As of March 31, 2004, 60,000 or $62,500 has been paid with the balance of 9,000 or $16,598 due by July 2, 2004.

In June 2002, the Company signed a settlement agreement with a former employee for payment of past services rendered. The Company agreed to pay the employee a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2003 was $53,300. During the nine months ended March 31, 2004 the Company paid $16,000. The balance owing at March 31, 2004 was $37,300, of this amount, $18,000 has been classified as a current liability and $19,300 as long-term in the accompanying financials statements.

In January 2004, the Company renewed its director’s and officer liability insurance for which the annual premium is $167,000. In April 2004, the Company arranged financing with AFCO Credit Corporation with a down payment of $50,100 with the balance to be paid in monthly installments.

As part of the purchase of Altvia in May 2003, the Company was required to pay $45,000 as a note payable. During the six months ended December 31, 2003, the Company paid the entire balance of $45,000

On August 20, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, the Company borrowed $500,000 from the investor. The note has an interest rate of 8% per annum. The note was due on a date that is one hundred (120) days from the issuance date. In the event of default by the Company only, the principal of the note is convertible into shares of common stock at $1.75 per share, and 100,000 warrants at the exercise price of $3.25 which expire one year from the conversion date, and 100,000 warrants at an exercise price of $5.00 per share which expire two years from the conversion date. As the conversion price per share was less than the20-day average market value of the stock, the Company recorded an expense of $96,207 for the beneficial conversion feature of the note. The convertible debenture was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. On December 16, 2003, the note holder converted the note into 285,715 shares of the Company’s common stock.

A former officer of NetSol USA loaned funds to the subsidiary totaling $104,088. The loan was due-on-demand, carried no interest and was unsecured. This amount was written-off from the Company’s books and a gain was recognized.

On December 24, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, the Company borrowed $250,000 from the investor. The note has an interest rate of 6% per annum. The note is due six months from the issuance date. On January 1, 2004, the agreement was modified to include a conversion feature to the note. In the event of default by the Company only, the principal of the note is convertible into shares of common stock at $1.85 per share, and 100,000 warrants at the exercise price of $3.00 which expire one year from the conversion date, and 100,000 warrants at an exercise price of $5.00 per share which expire six months from the conversion date. The convertible debenture was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. As the conversion price per share is more the than 20-day average market price, no beneficial conversion feature expense will be recorded. During the quarter ended March 31, 2004, the loan was converted into 135,135 shares of the Company’s common stock.

On December 17, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor, Sovereign Holdings. Under the terms of the loan, the Company borrowed $100,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is six months from the issuance date. In the event of default by the Company only, the note is convertible into shares of common stock at $1.95 per share, and 51,282 warrants at the exercise price of $3.25 per share which expire one year from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. On March 24, 2004, the loan was converted into 51,282 shares of the Company’s common stock.

On December 29, 2003, the Company opened a line of credit with its bank for $50,000, secured by a $50,000 certificate of deposit. The amount has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying financial statements.

In addition, the various subsidiaries had current notes payable of $47,899 and long-term notes of $78,925 as of March 31, 2004.

BANK NOTE

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has three loans with a bank, secured by the Company’s assets. These notes consist of the following as of March 31, 2004:

TYPE OF LOAN	MATURITY DATE	INTEREST RATE	BALANCE USD

Export Refinance	Every 6 months	3%	$303,556
Term Loan	April 15, 2004	12%	7,806
Line of Credit	On Demand	8%	52,025

Total			$363,387

(8) STOCKHOLDERS’ EQUITY:

REVERSE STOCK SPLIT

On August 18, 2003, the Company affected a 1 for 5 reverse stock split for all the issued and outstanding shares of common stock. All historical share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the 5:1 reverse stock split.

EQUITY TRANSACTIONS

In July 2003, the Company completed a private placement transaction. Maxim Group, LLC in New York acted as the placement agent for the transaction. The total funds raised were $1,102,050 with approximately $102,950 in placement fees and commissions reimbursed to the placement agent. The outside lawyers were paid $40,000 to assist in preparing and filing the SB-2 registration statement for the selling shareholders in this transaction. The investors included 12 individual accredited investors with no prior ownership of the Company’s common stock. A total of 1,026,824 shares of the Company’s common stock were issued.

During the quarter ended September 30, 2003, the Company issued 152,000 shares of common stock for the exercise of stock options valued at $208,250. The exercise price ranged from $0.75 and $1.25 per share. The Company also issued 40,000 shares valued at $30,000 for the exercise of warrants.

During the quarter ended December 31, 2003, the Company issued 405,157 shares of common stock for the exercise of stock options valued at $447,073. The exercise price ranged from $0.75 and $1.25 per share. The Company issued 200,000 shares valued at $350,000 for the exercise of warrants. The convertible note payable of $500,000 was converted into 285,715 shares of the Company’s common stock (see Note 6). The Company issued 34,843 shares of its common stock valued at $104,146 for legal settlement of litigation (see Note 9). In addition, the Company issued 41,700 shares of its common stock valued at $115,968 or $2.78 per share, to purchase the product license and software development of Pearl Treasury Systems (see Note 13).

During the quarter ended March 31, 2004, the Company issued 361,000 shares of common stock for the exercise of stock options valued at $623,250; of this amount $329,525 is receivable from several employees. Subsequent to closing of the March quarter, these payments were being received from several employees who exercised these options from different subsidiaries. The exercise price ranged from $1.25 and $2.50 per share. The Company issued 150,000 shares valued at $107,500 for the exercise of warrants. Two convertible notes payable of $350,000 was converted into 186,417 shares of the

Company’s common stock (see Note 6). The Company issued an additional 10,352 shares of its common stock valued at $30,952 for legal settlement of litigation (see Note 9). The Company issued 100,000 shares of its common stock as part of the original acquisition agreement with Altvia for sales milestones achieved. A total of 123,350 shares of the Company’s common stock, valued at $209,200, were issued to three investors as reimbursement for debts of the Company paid by the investors.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

The balance at June 30, 2003 was $84,900, of this $41,250 was received in the quarter ended September 30, 2003.

In the quarter ended December 31, 2003, four officers of the Company had exercised options with receivables valued at $220,973. Interest is being accrued on these loans at 6% per annum. During the current quarter, $20,000 of these receivables was converted to compensation to pay the officer for accrued salary and one officer increased his loan by $25,000. In addition, $9,975 of loan payable to one of the officers was applied against his receivable. The net stock subscription receivable due from officers at March 31, 2004 was $215,998.

During the current quarter, four employees exercised options near the end of the quarter, totally $334,500. As of April 8, 2004, funds were received from one employee while others were in processing.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the nine months ended March 31, 2004:

	Options and	Exercise
	Warrants	Price
Outstanding and exercisable, June 30, 2003	2,152,898	$0.75 to $5.00
Granted	1,525,000	$1.25 to $5.00
Exercised	(1,308,157)	$0.75 to $2.50

Outstanding and exercisable, March 31, 2004	2,369,741

During the current quarter, 970,000 options were granted to employees and officers of the company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. In addition, on March 26, 2004, 250,000 option shares were granted to the members of the Board of Directors. These options vest over a period of two years. The fair-market value of these shares will be amortized and recorded as compensation expense over the vesting period.

(9) INTANGIBLE ASSETS:

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

Intangible assets consist of the following as of March31, 2004:

	Product Licenses	Customer Lists	Goodwill	Total

Intangible asset - June 30, 2003	$4,894,838	$1,977,877	$2,153,311	$9,026,026
Additions during the nine months	233,715	-	-	233,715
Effect of translation adjustment	4,036			4,036
Accumulated amortization	(2,862,342)	(1,257,392)	(1,106,386)	(5,226,120)

Net balance - March 31, 2004	$2,270,247	$720,485	$1,046,925	$4,037,657

Amortization expense:
Quarter ended March 31, 2004	$189,725	$78,916	$107,666	$376,307
Quarter ended March 31, 2003	$170,031	$77,417	$97,500	$344,948

(10) LITIGATION:

On March 3, 2004, Uecker and Associates, Inc. as the assignee for the benefit of the creditors of PGC SYSTEMS, INC. f.k.a. Portera Systems Inc. filed a request for arbitration demanding payment from the Company for the amounts due under the agreement in the amount of $175,700. On March 31, 2004, the Company filed an Answering Statement to the Request of Uecker & Associates denying each and every allegation contained in the Claim filed by Uecker & Associates and stating NetSol’s affirmative defenses. There was an administrative conference scheduled with the case manager of the American Arbitration Association on March 17, 2004. The parties have selected an arbitrator and an initial evaluation conference is being scheduled. The Company intends to vigorously defend itself in this matter and reach a favorable resolution.

(11) GOING CONCERN:

The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2004, the Company had an accumulated deficit of $30,243,330. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

(12) SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the nine months ended March 31:

	2004	2003
Revenues from unaffiliated customers:
North America	$481,868	$339,601
International	3,399,863	2,174,313

Consolidated	$3,881,731	$2,513,914

Operating income (loss):
North America	$(2,572,800)	$(1,889,711)
International	657,499	(208,049)

Consolidated	$(1,915,301)	$(2,097,760)

Identifiable assets:
North America	$5,285,748	$4,830,663
International	5,819,100	4,117,771

Consolidated	$11,104,848	$8,948,434

Depreciation and amortization:
North America	$1,119,789	$1,086,631
International	106,391	254,208

Consolidated	$1,226,180	$1,340,839

Capital expenditures:
North America	$48,660	$-
International	323,934	90,172

Consolidated	$372,594	$90,172

(13) MINORITY INTEREST IN SUBSIDIARY

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

During the quarter ended September 30, 2003, NC received the funds and a minority interest of $200,000 was recorded for Akhtar’s portion of the subsidiary. During the quarter ended December 31, 2003, Akhtar paid an additional $10,000 to the Company for this purchase. For the nine months ended March 31, 2004, the subsidiary had net losses of $470,953, of which $164,387 was recorded against the minority interest. The balance of the minority interest at March 31, 2004 was $45,613.

Per the agreement, it was envisaged that NC would require a maximum $500,000 for expansion of its business. Akhtar was to meet the initial financial requirements of the Company until November 1, 2003. As of March 31, both NetSol and Akhtar had injected the majority of their committed cash to meet the expansion requirement of the company.

(14) PURCHASE OF PEARL TREASURY SYSTEM, LTD.

On October 14, 2003, the Company announced the execution of an agreement to acquire the Pearl Treasury System Ltd, a United Kingdom company (“Pearl”). This acquisition requires the Company to issue up to 60,000 shares of common stock to the shareholders of Pearl Treasury System, Ltd. The shares used to acquire this asset were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. The financial statements of Pearl are insignificant to the consolidated financials, and therefore, have not been presented. On December 16, 2003, the initial shares of 41,700, valued at $115,968 due at the signing of the agreement were issued by the Company. The remaining 18,300 shares are to be issued upon the completion of the software delivery warranties valued at $50,892 and are reflected as “Shares to be issued” on the accompanying financial statements. As of the date of this report, the conditions to issue the shares have not been met. The total acquisition value of $166,860 has been recorded as an intangible asset and is included in “product licenses” on the accompanying financial statements.

(15) STOCK OPTIONS GRANTED

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Company's interim reporting period ending January 31, 2003.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine months ended March 31, 2004 as follows:

Net loss - as reported	$(1,838,075)
Stock-based employee compensation expense,
included in reported net loss, net of tax	-
Total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(2,226,360)

Pro forma net loss	$(4,064,435)

Earnings per share:
Basic and diluted, as reported	(0.22)
Basic and diluted, pro forma	(0.49)
(16) CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors for a Series A Convertible Debenture (the “Bridge Loan”) whereby a total of $1,200,000 in debentures was procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $300,000. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. The net balance at March 31, 2004, is $900,000.

Under the terms of the Bridge Loan agreements, and supplements thereto, the debentures bear interest at the rate of 10% per annum, payable on a quarterly basis in common stock or cash at the election of the Company. The maturity date is 24 months from the date of signing, or March 26, 2006. The debentures are to be converted at the rate of $1.86 and are automatically converted on the closing of at least $2,200,000 in additional financing (the “Qualified Financing”), inclusive of the Bridge Loan.

 (17) RAABTA ONLINE ACQUISITION

During the quarter ended March 31, 2004, the Company’s subsidiary, NetSolCONNECT, purchased Raabta Online, a Pakistani company, for a cash price of 10,000,000 rupees or $173,500 representing 100% of the value of Raabta. This acquisition is expected to provide the Company with an established customer base and strong technical expertise. The purchase price has been allocated to property and equipment of the acquired entity. The financial statements of Raabta are insignificant to the consolidated financials, and therefore, have not been presented.

Item 2. Management's Discussion And Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and nine months ending March 31, 2004.

Forward-Looking Information.

This report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render the Company's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company's business ultimately is built. The Company does not intend to update these forward-looking statements.

INTRODUCTION

NetSol is an end-to-end information technology (“IT”) and business consulting services provider for the lease and finance, banking and financial services industries. Operating on a global basis with locations in the U.S., Europe, India, East Asia and Asia Pacific, the Company helps its clients identify, evaluate, and implement technology solutions to meet their most critical business challenges and maximize their bottom line. The Company’s products include sophisticated software applications for the asset-based lease and finance industry, and with the acquisition of Pearl Treasury Systems, the “PTS System” designed to seamlessly handle foreign exchange and money market trading for use by financial institutions and customers.

The Company’s IP backbone, located in Karachi, Pakistan at our subsidiary, Network Technologies Pvt. Ltd., develops the majority of the Company’s software and has achieved the ISO 9001 and Software Engineering Institute Capability Maturity Model Level 3 software development assessment. The economies of scale presented by our Pakistani operations have permitted the Company to capitalize on the upward trend in information technology outsourcing. Economic pressures have driven more companies to outsource major elements of their IT operations, particularly application development and technology consulting. NetSol has capitalized on this market trend by providing an offshore development model at costs well below those of companies located in India, Europe and the United States.

Together with this focus on providing an outsourcing, offshore solution to existing and new customers, NetSol has also adopted a dynamic growth strategy through accretive acquisitions.

PLAN OF OPERATIONS

Management has set the following new goals for the Company’s next 12 months.

Initiatives and Investment to Grow Capabilities
  Achieve CMM Level 4 Accreditation in 2004.
  Enhance Software Design, Engineering and Service Delivery Capabilities by increasing investment in training.
  Enhance and invest in R&D or between 5-7% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.
  Recruit additional senior level Managers both in Lahore and Bangalore facilities to be able to support potential new customers from the North American and European markets.
  Embark on a program of recruiting the best available talent in Project and Program Management.
  Complete the first phase of its dedicated and fully owned Technology Campus and relocate the entire Lahore based staff to the newly completed building.

  Increase Capex, to enhance Communications and Development Infrastructure.
  Launch new business development initiatives in hyper growth economies such as China.
  Create new technology partnership with Oracle and strengthen our relationship with Intel in Asia Pacific and in the USA.

Top Line Growth through Investment in Marketing Organically and by Mergers and Acquisition (“M&A”) activities:

  Launch LesaseSoft into new markets by assigning new, well-established companies as distributors in Europe an Asia Pacific, including Japan.
  Successfully complete the acquisition of Silicon Space (SSI) in California. As announced previously, SSI is a San Diego based matured IT company, which has excellent management and marketing teams. The acquisition will potentially boost our top line, improve our bottom line and result in the increased outsourcing of many of SSI’s existing projects to our offshore development facilities, thereby improving margins for the customers and the company.
  Expand relationships with key customers in the US, Europe and Asia Pacific.
  Product Positioning through alliances and partnership.
  Joint Ventures.
  Direct Marketing of Services.
  Embark on roll up strategy by broadening M&A activities broadly in the software development domain.
  Enhance the sales and marketing organization by hiring new key executives in the US, UK and Asia.
  Effectively position and marketing campaign for ‘Trapeze’ or PTS. This is a potentially big revenue generator in the banking domain for which NetSol has already invested significant time and resources towards completing the development of this application.

With these goals in mind, the Company entered in to the following significant and new strategic alliances and relationships:

Silicon Space, Inc.  In February 2004, NetSol announced a non-binding LOI to acquire Silicon Space, Inc. (“SSI”) located in San Diego, California. The management believes that this acquisition would tremendously improve NetSol’s marketing presence in the US, thereby enhancing traction in the North American markets. Also upon completion, the out-sourcing of software development would potentially grow for both development facilities. NetSol is following appropriate regulatory requirements including auditing SSI financials for at least 2002 and 2003 and seeking shareholder approval prior to completion of the transaction. While management believes that there are no obstacles to the closing of this transaction, there is no guarantee that the transaction will close or that even if the acquisition does occur that the expected results would be achieved.

LeaseSoft Distributors. NetSol is also very active in appointing key distributors in Japan, Asia and in Europe for its LeaseSoft products. As soon we have signed these agreements, the shareholders will be notified through press releases.

Intel Corporation. NetSol forged what management believes to be a very important and strategic alliance with Intel Corporation to develop a blueprint that would give broader exposure and introduction to NetSol’s LeaseSoft products to a global market. NetSol recently attended major events in China and in San Francisco through its Intel relationship, which was designed to connect and introduce the Company to Intel partners worldwide.

Investment Banking Relations. The relationship with Maxim Group, LLC, NetSol’s investment banker located in New York, continues to grow as the bank has effectively raised new capital and has been assisting the Company in executing its M&A and growth strategy.

Launch of Indian Subsidiary-On March 17, 2004, NetSol announced that it has launched a wholly-owned subsidiary, NetSol International Pvt. Ltd., in Bangalore, India. NetSol established this subsidiary as a service delivery base for legacy systems migration, IT consultancy and certain software engineering skills that are more readily available in India. It has been reported the Indian IT-enabled services business produces over $12 billion in export earnings and is growing at over 20% annually. By establishing the Indian subsidiary, NetSol hopes to tap into the growing Indian market.

Funding and Investor Relations.

   Further strengthen its relationships with Investment Banking Partners.

  Continue to raise capital at attractive terms through private placements, convertible debt debentures and as needed new public offerings, for its many initiatives and programs. Several of our current institutional investors such as DCD Group, Noon Group and Akhtar Computers of UK have either exercised their warrants or converted their notes into NetSol shares with rule 144 restriction.
  Infuse new capital from potential exercise of outstanding investors warrants and employees options for business development and enhancement of infrastructures.
  Continuing to efficiently and prudently manage cash requirements and raise capital from the markets only as it deems absolutely necessary to execute the growth strategy.
Improving the Bottom Line.
  Continue to review costs at every level.
  Grow process automation.
  Profit Centric Management Incentives.
  More local empowerment and P&L Ownership in each Country Office.
  Improve productivity at the development facility and business development activities.
  Cost efficient management of every operation and continue further consolidation to improve bottom line.

After streamlining key operations, Management believes that NetSol is in a position to derive higher productivity based on current capital employed.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development ‘engine’ of NetSol, which became CMM Level 2 in early 2002. In a quest to continuously improve its quality standards, NetSol reached CMM Level 3 assessment in July 2003. According to the website of SEI of Carnegie Mellon University, USA, only a few software companies in the world have announced their assessment of level 3. As a result of achieving CMM level 3, the Company is experiencing a growing demand for its products and alliances from blue chip companies worldwide. NetSol is now aiming for CMM level 4 in 2004 and potentially CMM level 5, the highest CMM level, in 2005. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMM levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMM levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology.

MATERIAL TRENDS AFFECTING THE COMPANY

NetSol has identified the following material trends affecting the Company

Positive trends:
  Outsourcing of services and software development is growing worldwide.
  The Global IT budgets are estimated to exceed $1.2 trillion in 2004, according to the internal estimates of Intel Corporation. About 50% of this IT budget would be consumed in the US market alone primarily on the people and processes.
  Overall economic expansion worldwide and explosive growth in the merging markets specifically.
  Regional stability and improving political environment between Pakistan and India.
  Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $12 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and elimination of corruption at the highest level.
Negative trends:
  The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.
  The potential impact of higher U.S. interest rates including, but not limited to, fear of inflation that may drive down IT budges and spending by U.S. companies.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During fiscal year 2003-2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2004 as compared to the Quarter Ended March 31, 2003:

Net revenues were $1,700,774 and $914,258 for the quarter ended March 31, 2004 and March 31, 2003, respectively. This reflects an increase of $786,516 or 86% in the current quarter as compared to the quarter ended March 31, 2003 . The increase is mainly from growth in our U.S. and Asia Pacific businesses. There is incremental improvement in the UK business as well as top-line growth from the NetSol Akhter subsidiary as a result of organic growth and growth from the Raabta Online acquisition.

NetSol has made significant progress in new customer acquisition. All of the Company’s owned subsidiaries have signed contracts with new customers. In the current quarter NetSol, as a group, has signed five new customers. All of the new relationships would add to the top line over the next six months as well as contributing to revenue growth in the current quarter.

NetSol continues to nurture and grow its relationship with its existing customers, both in sales of new product licenses and professional services.

Its U.S. subsidiary, NetSol Altvia, has created a growing niche in the “not-for-profit” business space in the Washington D. C. area. The Washington D. C. area office continues to sign new business for both its Knowledge Base Product and Professional services.

NetSol UK continues its business development activities and has seen good traction in its sales pipeline. The UK office recently signed a major new customer in the Insurance business. The relationship with this publicly traded UK company has the potential to bring significant new recurring revenues to the subsidiary.

NetSol UK has ongoing relationships with Habib Allied Bank and DCD Group. These relationships are bringing recurring revenues and are expected to continue in the near term.

As a direct result of the successful implementations of some of our current systems with DaimlerChrysler, we are noticing an increasing demand for LeaseSoft. Although the sales cycle for LeaseSoft is rather long, we are experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe and Pakistan. The crown jewel of our product line “CMS’ (“Contract Management System”) which was sold to three companies of DaimlerChrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars was implemented and delivered to customers in 2003. Based on ELA, (Equipment and Leasing Association of N. America) the size of the world market for the leasing and financing industry is in excess of $500 billion of which the software sector represents over a billion dollars. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2004 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $100,000 to $500,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems were sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and the Company expects substantial growth in this area in the coming year.

The gross profit was $1,005,951 in the quarter ending March 31, 2004 as compared with $504,648 for the same quarter of the previous year. The gross profit percentage has increased modestly to approximately 59% in the quarter ended March 31, 2004 from approximately 55% for the quarter ended March 31, 2003. The cost of sales increased approximately $285,213 from the prior quarter; however, the gross profit percentage increased 4%. A new contract was entered into during the quarter whereby only a portion of the employees working on the training phase of the project were covered by the customer. This contributed to the increase in the cost of sales and the slight increase in gross profit percentage. Management is confident that the profit margin will improve as the project becomes fully engaged. As previously disclosed, revenue from Capital Stream was realized from January 2004 and onwards.

Operating expenses were $1,504,639 for the quarter ending March 31, 2004 as compared to $990,518, for the corresponding period last year. The increase is largely attributable to the increase in salaries as more people are hired in sales and administration. In addition, the compensation committee renewed the employment agreement for three key officers who were given a pay raise effective January 1, 2004, the first time in the Company’s history. These officers had been working on the same salaries for at least 5 years. Two of the officers have agreed to take the incremental compensation increase against exercising options granted to them instead of cash payments. Also included in this increase is $103,233 in costs for placing the Bridge Loan. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $402,151 and $464,999 for the quarter ended March 31, 2004 and March 31, 2003, respectively. Combined salaries and wage costs were $408,840 and $194,963 for the quarter ended March 31, 2004 and 2003, respectively, or an increase of $213,877 from the corresponding period last year. The addition of new management level employees and consultants from the Altvia acquisition and new employees at our UK subsidiary resulted in an overall increase.

Selling and marketing expenses were $49,690 and $11,628, in the quarter ended March 31, 2004 and 2003, respectively, reflecting the growing sales activity of the Company. The Company wrote-off as uncollectible bad debts of $59,821 in the current quarter compared to $0 for the comparable prior period in the prior year. Professional services expense increased to $70,701 in the quarter ended March 31, 2004, from $64,270 in the corresponding period last year.

Loss from continued operations was $498,688 and $485,870 for the quarters ended March 31, 2004 and 2003, respectively. This represents an increase of $12,818 for the quarter compared for the comparable period in the prior year.

Net losses were $403,550 and $517,646 for the quarters ended March 31, 2004 and 2003, respectively. This is a reduction of 28% compared to the prior year. The net EBITDA losses were $1,399 & $52,647 after amortization & depreciation charges of $402,151 and $464,999 respectively. The current period amount includes $71,049 add-back for the 49.9% minority interest in NetSol Connect owned by another party. The Company also recognized an expense of $3,323 for the beneficial conversion feature on a note payable and a gain of $99,146 from the settlement of a debt. Net loss per share, basic and diluted, was $0.05 for the quarter ended March 31, 2004 as compared with $0.12 for the corresponding period last year.

Nine Month Period Ended March 31, 2004 as compared to the Nine Month Period Ended March 31, 2003:

Net revenues were $3,881,731 and $2,513,914 for the nine-month periods ended March 31, 2004 and 2003, respectively. This reflects an increase of $1,367,817 (35%) in the nine month period ended March 31, 2004. This increase is attributable to new orders of licenses and an increase in services business, including additional maintenance work.

The Company added a few new customers such as, Capital Stream in USA, Cal Portland Cement in USA, Habib Allied Bank, DCD Group, enhancement in the Yamaha Motors project, DaimlerChrysler New Zealand and a few local customers in the Pakistan region.

The gross profit was $2,236,195 for the nine months ending March 31, 2004 as compared with $1,481,604 for the same period of the previous year. The gross profit percentage has decreased modestly to approximately 58% in the current fiscal year from approximately 59% for the nine months ended March 31, 2003. A new contract was entered into during the current fiscal quarter whereby only a portion of the employees working on the training phase of the project were covered by the customer. This contributed to the increase in the cost of sales and the decrease in gross profit percentage. Management is confident that the profit margin will improve as the project becomes fully engaged. While the cost of sales and the cost of delivery of projects have both been reduced in the quarter, the Company maintained all its delivery commitments and has won new business from existing and new customers. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure. The gross profit margin was also improved due to improved quality standards such as achieving the assessment of CMM Level 3 in 2003.

Operating expenses were $4,151,496 for the nine-month period ending March 31, 2004 as compared to $3,579,364, for the corresponding period last fiscal year. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $1,226,180 and $1,340,839 for the nine-month period ended March 31, 2004 and 2003, respectively. This decrease was attributable to selling of assets by the subsidiaries. Combined salaries and wage costs were $1,003,289 and $688,74 for the nine month period ended March 31, 2004 and 2003, respectively, or an increase of $314,548 from the corresponding period last year. The addition of new management level employees and consultants from the Altvia acquisition and new employees at our UK subsidiary, as well as an increase in sales and administration employees resulted in the increase. In addition, key officers were given a pay raise effective January 1, 2004, the first in company’s history. Two of the officers have agreed to take the incremental compensation against exercising options granted to them. Also included in the general and administrative expense increase is $103,233 in costs for placing the Bridge Loan and $22,500 for settlement of a legal dispute. In the last quarter, company had to incur extra costs for annual shareholders meeting including proxies mailing and other administrative related costs.

Selling and marketing expenses increased to $96,377 in the six-month period ended March 31, 2004 as compared to $67,384 in the nine-month period ended March 31, 2003, reflecting the growing sales activity of the Company. The Company wrote-off, as uncollectible, bad debts of $153,327 and $167,733 for the nine months ended March 31, 2004 and 2003, respectively. Professional services expense increased slightly to $310,403 in the nine-month period ended March 31, 2004, from $308,036 in the corresponding period last year.

Loss from operations was $1,838,075 and $2,097,760 for the nine months ended March 31, 2004 and 2003, respectively. This represents a reduction of $361,232 for the nine-month period compared to the prior year. This reduction is attributable to improved operating margins.

Net losses from continued operations were $1,838,075 and $2,097,760 for the nine months ended March 31, 2004 and 2003, respectively. This represents a reduction of $361,232 for the nine-month period compared to the prior year. The current period amount includes $164,387 add-back for the 49.9% minority interest in NetSol Connect owned by another party. The Company also recognized an expense of $99,350 for the beneficial conversion feature on notes payable, a gain of $104,088, from writing off a note payable in one of the subsidiaries that had been paid through the issuance of stock by the parent in the prior year and a gain of $99,146 from the settlement of a debt. During the nine months ended March 31, 2003, the Company recognized a gain from discontinuation of a subsidiary in the amount of $478,075. Net loss per share, basic and diluted, was $0.22 for the nine-months ended March 31, 2004 as compared with $0.46 for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities amounted to $3,325,515 for the nine months ended March 31, 2004, as compared to $1,009,155 for the comparable period last fiscal year. The increase is mainly due to an increase in prepaid expenses and accounts receivable.

Net cash used by investing activities amounted to $855,492 for the nine months ended March 31, 2004, as compared to providing $624,162 for the comparable period last fiscal year. The difference lies primarily in the net purchase of $820,047 in certificates of deposits in the current fiscal year compared to proceeds of $714,334 in the prior year. During the current fiscal year, the Company had proceeds of $210,000 from the sale of a minority interest in the Company’s subsidiary NetSol Connect. In addition, the Company had net purchases of property and equipment of $178,590 compared to $90,172 for the comparable period last fiscal year.

Net cash provided by financing activities amounted to $4,385,750 and $797,409 for the nine months ended March 31, 2004, and 2003, respectively. The nine month period ended March 31, 2004 included the cash inflow of $1,102,050 from issuance of equity and $1,215,575 from the exercising of stock options and warrants. In the current fiscal year, the Company had $1,067,000 from proceeds of loans as compared to $227,667 in the comparable period last year. The Company also obtained a $1,200,000 convertible debenture during the current fiscal year.

The Company’s cash position was $449,047 at March 31, 2004. In addition the Company had $820,047 in certificates of deposit, of which $50,000 is being used as collateral on a secured line of credit with City National Bank. The total cash position including the certificates of deposits was $1.27MN as of March 31, 2004.

The management expects to continue to improve its cash position in the current and future quarters due to the new business signed up in the last quarter. In addition, the Company anticipates additional exercises of investor warrants and employee stock options in the current and subsequent quarters. The Company has consistently improved its cash position in last four quarters through investors’ exercise of warrants, employee options exercised, private placements and the signing of new business. We anticipate this trend to continue in the current and future quarters, further improving the cash resources and liquidity position. Management is committed to implementing the growth business strategy that was ratified by the board of directors in December 2003. The company would continue to inject new capital towards expansion, grow sales and marketing and further enhancement of delivery capabilities. However, management is committed to ensuring the most efficient and cost effective means of raising capital and utilization.

NetSol’s Technology Campus in Lahore is nearly complete and we are scheduled to relocate all our staff into this new building by end of May 2004. The Phase 1 would easily hold up to 500 programmers, engineers and other related staff. NetSol expects a positive response to this move from the business community, our existing customers and prospective new customers worldwide. The completion of technology campus is a major milestone for NetSol, employees, customers and the shareholders.

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

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, the Board of directors and management had planed, among other actions, to form a Disclosure Committee comprised of various members of our management team. The management has determined that The Disclosure Committee can be part of The Corporate Governance Committee that will be formed. The Corporate Governance Committee will be charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

Other than as described above, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

PART II.          OTHER INFORMATION

Item 1. Legal Proceedings

On March 3, 2004 Uecker and Associates, Inc. as the assignee for the benefit of the creditors of PGC SYSTEMS, INC. f.k.a. Portera Systems Inc. filed a request for arbitration demanding payment from the Company for the amounts due under the agreement in the amount of $175,700. On March 31, 2004, the Company filed an Answering Statement to the Request of Uecker & Associates denying each and every allegation contained in the Claim filed by Uecker & Associates and stating NetSol’s affirmative defenses. There was an administrative conference scheduled with the case manager of the American Arbitration Association on March 17, 2004. The parties have selected an arbitrator and an initial evaluation conference is being scheduled. The Company intends to vigorously defend itself in this matter and reach a favorable resolution.

Item 2. Changes in Securities.

On December 24, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor, Akhtar Group. Under the terms of the loan, the Company borrowed $250,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is one hundred and twenty (120) days from the issuance date. In the event of default by the Company only, the note is convertible into shares of common stock at $1.85 per share, and 135,135 warrants at the exercise price of $3.00 per share which expire six months from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. Effective March 8, 2004, the loan was converted into 135,135 shares of the Company’s common stock.

On December 17, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor, Noon Group. Under the terms of the loan, the Company borrowed $100,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is six months from the issuance date. In the event of default by the Company only, the note is convertible into shares of common stock at $1.95 per share, and 51,282 warrants at the exercise price of $3.25 per share which expire one year from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. On March 24, 2004, the loan was converted into 51,282 shares of the Company’s common stock.

On February 6, 2004, the Company issued an additional 10,352 shares valued at $35,135 for interest to ACB (formerly Arab Commerce Bank) pursuant to the terms of the legal settlement dated November 3, 2003. These shares were issued as part of the settlement agreement with Arab Commerce Bank and the Company and were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended.

On March 26, 2004, the Company issued debentures to 23 accredited investors in a principal amount of one million two hundred thousand dollars ($1,200,000). The debentures mature two years from the date of the debenture, or March 26, 2006 and bear interest at the rate of 10% per annum payable in common stock or cash at the Company’s option, on a quarterly basis. The debentures were convertible at any time at the holders option and automatically convert upon the completion of an additional financing by the Company of at least two million two hundred thousand dollars ($2,200,000) inclusive of the debenture (the “Qualified Financing”). These debentures were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended

Certain employees exercised 361,000 stock options with exercise prices ranging from $1.25 -$2.50 during this quarter for $293,725 cash. In addition, 150,000 warrants were exercised during the quarter for $107,500 cash.

Certain sales milestones were achieved for the NetSol Altvia subsidiary during the current quarter. The Company issued 100,000 shares to Altvia as agreed in the acquisition agreement.

During the quarter, a total of 123,350 shares of the Company’s common stock, valued at $209,200, were issued to three investors as reimbursement for debts of the Company paid by the investors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

NetSol conducted its annual meeting of shareholders on March 12, 2004. The following are the items voted upon.

1.Election of Directors at the General Annual Meeting.

The following persons were elected directors of the Company to hold office until the next Annual General Meeting of the Shareholders:

The following sets forth the tabulation for each director.

Director	Voted	Withhold	Percent	Total shares
				voted

Najeeb Ghauri	6,847,816	5,487	85%	6,853,303
Eugen Beckert	6,847,816	5,487	85%	6,853,303
Naeem Ghauri	6,847,816	5,487	85%	6,853,303
Jim Moody	6,847,816	5,487	85%	6,853,303
Salim Ghauri	6,847,816	5,487	85%	6,853,303
Shabir Randeree	6,847,816	5,487	85%	6,853,303
Shahid Burki	6,847,816	5,487	85%	6,853,303
Irfan Mustafa	6,847,816	5,487	85%	6,853,303

2. Appointment of Auditors

 Kabani & Company Inc. was appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company. The directors were authorized to fix the remuneration to be paid to the auditors. The following sets for the tabulation of shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Percent

6,853,303	6,845,852	6,671	780	86

3. Stock Option Plan

The Board of Directors of the Company adopted the 2003 Stock Option Plan (the “Stock Option Plan”) effective December 6, 2003, subject to acceptance by the shareholders of the Company. This plan offers restricted shares only.

The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and service providers, as additional compensation, and as an opportunity to participate in the profitability of the Company. The granting of such options is intended to align the interests of such persons with that of the Company. Options will be exercisable over periods of up to ten years as determined by the board of directors of the Company and are required to have an exercise price no less than the fair market value on the day the option is granted. The total number of shares available under the 2003 Stock Option Plan is 2,000,000. If an award of options expires or is canceled without having been fully exercised or vested, the unvested or canceled shares generally will be available again for grants under the awards.

Total Shares Voted	For	Against	Abstain	Percent

6,853,303	4,788,874	69,770	170,903	60

Item 5. Other Information

None.

 Item 6. Exhibits and Reports on Form 8-K

Exhibits:

10.1	Naeem Ghauri’s Employment Contract dated January 1, 2004.
10.2	Najeeb Ghauri’s Employment Contract dated January 1, 2004.
10.3	Salim Ghauri’s Employment Contract dated January 1, 2004.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date:	May 12, 2004	/s/ Naeem Ghauri

NAEEM GHAURI
Chief Executive Officer

Date:	May 12, 2004	/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Financial Officer and Chairman