Form 10KSB/A
period 2003-06-30
NETSOL TECHNOLOGIES INC
filed 2004-07-21
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

COMMON STOCK, $.001 PAR VALUE
(TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [   ]

Registrant's net revenues for the fiscal year ended June 30, 2003 were $3,745,386.

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

i

PART I

This Form 10KSB contains forward looking statements relating to the development of the Company's products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe," "expect," "anticipate," "intend," variations of such words, and similar expressions, identify forward looking statements, but their absence does not mean that the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the progress and costs of the development of products and services and the timing of the market acceptance.

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (F/K/A NetSol International, Inc. "NetSol" or the "Company") is in the business of information technology ("I/T") services. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. The Company's focus has remained the lease and finance, banking and financial services industries. The Company operates on a global basis with locations in the U.S., Europe, East Asia and Asia Pacific. By utilizing its worldwide resources, the Company believes it has been able to deliver high quality, cost-effective I/T services. NetSol Technologies Pvt. Ltd. ("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first company in Pakistan to achieve the ISO 9001 accreditation. This year, the Company also obtained the Carnegie Mellon's Software Engineering Institute ("SEI") Capable Maturity Model ("CMM") Level 3 assessment. According to the SEI website, the CMM is a model for judging the maturity of the software process of an organization and for identifying the key practices that are required for the maturity of these processes. The software CMM has been developed by the software community with stewardship by the SEI. There are only a few software companies worldwide that have achieved SEI CMM Level 3 as of April 2003. NetSol obtained SEI CMM Level 2 assessment in 2002. According to the SEI website, www.sei.cmu/sema/pdf/sw-cmm/2003apr.pdf, the CMM levels developed by SEI in conjunction with the software industry are the highest levels of recognition for quality and best practices a software company can achieve.

COMPANY BUSINESS MODEL

The Company's business model has evolved over the past six years. NetSol now offers a broad spectrum of I/T products and I/T services that deliver a high return on investment for its customers. NetSol has perfected its delivery capabilities by continuously investing in maturing its software development and Quality Assurance ("QA") processes. NetSol's believes its key competitive advantage is its ability to build high quality enterprise applications using its offshore development facility in Lahore, Pakistan. In fact, over 80% of NetSol's revenue is generated in US Dollars and 80% of its overhead is incurred in Rupees, providing NetSol with a distinct cost arbitrage business model.

Achieving Software Maturity and Quality Assurance.

NetSol, from the outset, invested heavily in creating a state of the art, world-class software development capability. A series of QA initiatives have delivered to NetSol the ISO 9001 certification as well as the CMM level 3 assessment. Achieving this CMM level 3 required dedication by all levels of the Company.

SEI's CMM, which is organized into five maturity levels, has become a de facto standard for assessing and improving software processes. Through the CMM, SEI and the software development community have established an effective means for modeling, defining, and measuring the maturity of the processes used by software professionals. The CMM for Software describes the principles and practices underlying software process maturity and is intended to help software organizations improve the maturity of their software processes in terms of an evolutionary path from ad hoc, chaotic processes to mature, disciplined software processes. Mature processes meet standardized software engineering methods and integrable into a customer's system. Mature processes ensure enhanced product quality resulting in faster project turn around and a shortened time-to-market. In short, a mature process would, ideally, have fewer bugs and integrate better into the customer's system.

The Company has always strived to improve quality in every aspect of its business. This quality drive, based on the Company's vision, trickles from the top to the lowest levels in the organization. The Company believes that it is this quality focus that enabled the Company's software development facility to become the first ISO 9001 certified software development facility in Pakistan in 1999. This accomplishment marked the beginning of the Company's 3-year program towards achieving the higher challenges of SW-CMM.

The first step of the program was to launch a dedicated "Quality Engineering" team mandated with software process improvement and achieving CMM ratings. The department was provided every facility, from overseas training to complete commitment of higher management, to enable it to achieve the desired goals. Company management also made sure that everybody in the Company is committed to achieving CMM. The whole organization went through a comprehensive transformation cycle. The process included, but was not limited to, the hiring and training of key personnel in the U.S. and Pakistan, and following the standards and processes designed and instituted by the SEI of Carnegie Mellon University. The extreme focus and a major team effort resulted in a CMM level 2 assessment in March 2002. The Company was the first in Pakistan to achieve this distinction. While proud of this accomplishment, all levels of the Company continued to strive towards CMM level 3. The quality-engineering department in specific, and the Company in general, started implementing Level 3 Key Processes Areas ("KPAs") in a methodical and structured manner. There were Company-wide training programs conducted by in-house personnel, local experts and foreign consultants on various topics related to defining goals, processes, interpreting KPAs and implementing them. This focus and commitment resulted in the Company achieving the CMM Level 3 in a record 16 months compared to the world average of 21 months. Upon passing the rigorous, nearly two week final assessment, conducted by Rayney Wong, SEI CMM Lead Assessor from Xerox Singapore Software Centre, Fuji Xerox Asia Pacific Pte. Ltd., the Company's development facility was granted the CMM Level 3. This is notable in that, according to SEI CMM-CBA IPI and SPA Appraisal Results, Maturity Profile April 2003, there are only 164 software development facilities in the world with SW-CMM Level 3 rating.

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

LeaseSoft

The Company also develops advanced software systems for the asset based lease and finance industries. NetSol has developed "LeaseSoft" a complete integrated lease and finance package,

LeaseSoft, a robust suite of four software applications, is an end-to-end solution for the lease and finance industry. The four applications under LeaseSoft have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.

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

The constituent software applications are:

     "     Credit Application Creation System (CAC). Leasesoft.CAC is a web-based point of sale system for the use of dealers brokers, agents, and sales officers to initiate credit applications. It is a web-based system and, though it can be used with equal efficiently on an intranet, the real ability is to harness the power of the Internet to book sales. LeaseSoft.CAC users create quotations and financing applications (Proposals) for their customers using predefined financial products. The application is submitted to the back office system [such as LeaseSoft.CAP] for approval. After analysis, the application is sent back to the LeaseSoft.CAC system with a final decision.

     "          Application Processing System (CAP). LeaseSoft.CAP provides companies in the financial sector an environment to handle the incoming credit applications from dealers, agents, brokers and the direct sales force. LeaseSoft.CAP automatically gathers information from different interfaces like credit rating agencies, evaluation guides, contract management systems and scores the applications against defined scorecards. All of this is done in a very mechanized workflow culminating with credit team members making their decisions more quickly and accurately. Implementation of LeaseSoft.CAP dramatically reduces application-processing time in turn resulting in greater revenue through higher number of applications finalized in a given time. LeaseSoft.CAP is also an excellent tool to reduce probability of a wrong decision thus again providing a concrete business value through minimizing the bad debt portfolio.

     "          Contract Activation & Management System (CAM). LeaseSoft.CAM provides comprehensive business functionality that enables its users to effectively and smoothly manage and maintain a contract with the most comprehensive details throughout its life cycle. It also provides interfaces with company banks and accounting systems. LeaseSoft.CAM also effectively maintains details of all business partners that do business with the company including, but not limited to, customers, dealers, debtors, guarantors, insurance companies and banks. A number of leasing consultants have provided their business knowledge to make this product a most complete lease and finance product. NetSol's LeaseSoft.CAM provides business functionality for all areas that are required to run an effective, efficient and customer oriented lease and finance business.

     "          Wholesale Finance System (WFS). LeaseSoft.WFS automates and manages the floor plan/bailment activities of dealerships through a finance company. The design of the system is based on the concept of one asset/one loan to facilitate asset tracking and costing. The system covers credit limit, payment of loan, billing and settlement, stock auditing, online dealer & auditor access and ultimately the pay-off functions.

Typically, Netsol's sales cycle for these products ranges between six to twelve months. NetSol derives its income both from selling the license to use the products as well as from related software services. The related services include extensive customization, implementation, and post deployment support. License fees can vary generally between $75,000 up to $1,000,000 per license depending upon the size of the customer and the complexity of the customization. The revenue for the license and the customization flows in several phases and could take from six months to two years before its is fully recognized as income in accordance with generally accepted accounting principles. The post implementation support which usually is an agreed upon percentage of overall monetary value of the implementation then becomes an ongoing revenue stream realized on a yearly basis.

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

Pearl Banking Solutions (PBS) (a component of PTS) provides a complete but modular solution for front, middle and back office treasury requirements, incorporating all of the following instruments: foreign exchange; money market; long term securities; financial futures; over-the-counter derivatives; OTC options; and, exchange traded options. In addition to this total coverage, a unique selling point of PTS is the flexibility of incorporating new instruments as they arise. PTS is a highly sophisticated, totally integrated treasury product operating in real time. It has been specified and designed by Noel Thurlow, a leading authority in investment banking, to provide total treasury management. Advanced technology and innovative architecture provide the system with a comprehensive set of functions and complete flexibility. In the past, NetSol has developed and marketed smaller banking solutions to Citibank in Pakistan. While there are no assurances, Management hopes to couple the sophistication of

PTS with its own experience in developing and marketing banking solutions to the Company's advantage.

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

Strategic Alliances

Making well thought out strategic alliances result in corporate synergies enabling accomplishments otherwise unattainable. NetSol has recently made such an alliance with Hyundai Information Technology Co., Ltd. ("HIT") of South Korea. HIT has had a successful experience in implementing a $25 Million I/T project for the State Bank of Pakistan. As per the mandate of this alliance, NetSol and HIT anticipate to bid work as a team on all potential infrastructure development and defense related projects within Pakistan. These projects will primarily involve the public sector and Pakistan's armed forces. Despite the alliance, no assurances can be given that any project will be awarded to the NetSol-HIT team.

With the recent deregulation of Pakistan's telecommunications sector and the government's desire to attract investors to the country, while experiencing an unprecedented increase in exports, Pakistan is keen to build a solid technology infrastructure to support the growth expected over the next several years. The areas within Pakistan expected to receive major information technology investments by the government are education, public sector automation, railways and the country's armed forces.

NetSol Connect, Pvt. Ltd., a wholly owned IP backbone and broadband subsidiary of the Company, has recently forged a partnership with UK based computer company, Akhtar Computers of U.K. Pursuant to this agreement, NetSol has retained control of the Company with ownership of 50.1% to Akhtar's 49.9%. This alliance is designed to permit NetSol to benefit from the potentially high growth of the telecommunications market by bringing in new technology, new resources and capital while permitting NetSol to focus on its core competencies of developing and marketing software.

NetSol and Intel Corporation recently announced a strategic relationship that would potentially permit NetSol to market its core product, "LeaseSoft", through Intel websites. In a joint press release made recently by both NetSol and Intel, both companies would deliver a new Solution Blueprint for its core leasing solution. With the collaboration to create a world-class blueprint for the leasing and finance industry, deployment should become even faster and smoother for our customers. This alliance is discussed at www.Intel.com/ebusiness/Solutions/finance.htm.

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

NetSol Technologies PVT Ltd.

Our subsidiary in Pakistan continues to perform strongly and has enhanced its capabilities and expanded its sales and marketing activities. The Lahore operation supports our worldwide customer base of the LeaseSoft suite of products and all other product offerings. NetSol has continued to lend support to the Lahore subsidiary to further develop its quality initiatives and infrastructure. The major initiative in this area is the final stage of phase 1 of the development of the technology campus. The development facilities in Pakistan, being the engine, which drives Netsol, continues to be the major source of revenue generation. The Pakistan operation has contributed nearly 43% of 2003 revenues primarily through export of I/T Services and product licensed to the overseas markets. NetSol Pakistan has signed on new customers such as Mercedes Benz Finance Japan, DaimlerChrysler Finance Korea and, DaimlerChrysler Leasing Thailand. It also recently signed development contracts with Yamaha Motors of Australia with the marketing and customer support provided by NetSol's subsidiary in Adelaide, Australia.

NetSol Technologies UK Ltd

The Company launched its UK subsidiary in Fiscal 2003. The UK company is resourced with experts from the financial services industry. The senior executives joining the Company's UK group brings substantial experience gained from CitiGroup as well as academic excellence from the world's renowned IIT of India. The main focus of this entity is to market the array of banking and leasing solutions in the heart of the financial district in London and the rest of Europe. The UK company has grown completely organically to a business expected to produce over $0.5 Million in revenue by the end of the current fiscal year.

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

NetSol CONNECT

In August 2003, Netsol entered into an agreement with United Kingdom based Akhtar Group PLC (Akhtar). Under the terms of the agreement, Akhtar Group acquired 49.9 percent of the Company's subsidiary, Pakistan based Netsol Connect PTV Ltd., an Internet service provider (ISP) in Pakistan. As part of this Agreement, NetSolCONNECT changed its name to NetSol Akhtar.

NetSol CONNECT was launched in early 2000 in Karachi, Pakistan's largest city. Prior to NetSol CONNECT's technology being brought to Karachi, the concept of high speed "ISP" backbone infrastructure was new in Pakistan. NetSol was the first company to turn such concept into reality. In the past two years, NetSol CONNECT has become the second largest high speed and fast access ISP in Karachi. NetSol believes the ISP space is still in its infancy and the growth prospects are extremely good. By the end of Fiscal year 2002, the direct membership was over 40,000 subscribers. The main competitor of NetSol CONNECT has a subscriber base in the range of 40,000-50,000 in Karachi and has been in business for over 7 years. NetSol CONNECT has been able to attract a number of local and multi-national corporate clients in addition to individual retail customers. NetSol IR, a brand of NetSol Connect, was ranked by Pakistan's Ministry of Science & Technology as one of the leading brand in the regional markets of Karachi, Pakistan with respect to high speed connectivity and service. NetSol IR's rapid growth has contributed over 25% to NetSol's revenue. The retail business continues to hold steady accounting for close to 60% of NetSol CONNECT's revenue while corporate clients accounted for 40%. The new partnership with Akhtar Computers is designed to rollout the services of connectivity and wireless to the Pakistani national market.

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

The initial stage of the agreement provides NetSol with an investment of up to $1 million in cash to launch a broadband infrastructure in Karachi, the largest business hub in Pakistan. The initial infrastructure will provide a 155MB backbone and a 5MB broadband to customer premises using a proprietary broadband technology and an infrastructure consisting of 20 hubs. After the successful launch of the initial six-month beta program to Karachi's residential and commercial customers, additional rollouts of the hubs are scheduled in Lahore and Islamabad within a 12-month period.

The second investment into the program could provide up to $20 million to create the first Terabit backbone in Pakistan. This will allow NetSol to provide data, voice, video and other multi-media services to major cities within Pakistan.

Netsol Akhtar Pvt Ltd. shall continue to aggressively seek revenues to growth.

Netsol USA

In May 2003, NetSol acquired the assets of Altvia Technologies, Inc. ("Altvia"). Altvia provided NetSol an experienced management team familiar with the offshore software development model. From 2000-2003, Altvia maintained an offshore development team in Islamabad, Pakistan. Altvia's clients included major member-based higher education and telecommunications trade associations in the Washington, D.C. and Baltimore area. The acquisition allows NetSol to extend its business presence in the United States, specifically in the high-growth, greater-Washington, D.C. market. Netsol USA functions as the service provider for the US based customers both in the consulting services area as well as project management. The office provides greater access to the emerging East Coast markets.

LeaseSoft Sales

LeaseSoft is establishing itself as a dependable and preferred system in the niche market of asset based lease and finance. In 2002-2003, NetSol was able to sell a number of LeaseSoft licenses in Asia Pacific, details of which are as follows:

LeaseSoft.WFS at Yamaha Motors Finance Australia ("YMF"). This was an exemplary implementation carried out in record 10 weeks time. A pilot project within the client organization, YMF has recommended this software for future implementations wherever YMF may start a wholesale lease and finance business.

LeaseSoft.CAP DaimlerChrysler Leasing Thailand ("DCLT"). DCLT was already using LeaseSoft.WFS for managing their wholesale finance business and as soon as they decided to aggressively follow retail side leasing in Thailand they opted for NetSol's Credit Application Processing System. LeaseSoft.CAP will enable DCLT to process larger numbers of applications per given period of time while simultaneously reducing probability of a default per approved loan.

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

Shin DB (Database Model of retail side LeaseSoft) at Mercedes Benz Finance Japan ("MBFJ"). MBFJ has acquired an integrated Database Model of LeaseSoft.CAP & LeaseSoft.CAM.

LeaseSoft.WFS at DaimlerChrysler Services South Korea. Looking at the success of this software in Thailand, DaimlerChrysler purchased and implemented this software while establishing their operations in South Korea.

Pay per use Pricing Strategy for LeaseSoft

NetSol understands that the high upfront cost of acquiring LeaseSoft can be barrier to entry for some medium to small size companies. To continue to aggressively broaden the client base, NetSol has been innovative in this regard and plans to introduce "PAY PER USE" pricing strategy for all LeaseSoft constituent applications. According to this strategy, small and medium scale clients will only pay for the system for the amount of time they use it or the number of transactions they carry out through it. NetSol plans to introduce this novel pricing by end of first quarter 2004.

Technology Campus

The Company broke ground for its Technology Campus in January 2000 with a three-phase plan of completion. Initially, the Company anticipated the completion of Phase One by fall 2001, but due to the delay in financing, and other challenges facing the Company, the completion was delayed. However, Phase One is nearly complete and the Lahore operation is expected to be moved to the Technology Campus before February 2004. By relocating the entire Lahore operation from its current leased premises to the Campus, the Company would save approximately $150,000 annually. Once fully operational and completed, the campus is expected to house over 2,500 I/T professionals in approximately three acres of land. The campus site is located in Pakistan's second largest city, Lahore, with population of six million. An educational and cultural center, the city is home to most of the leading technology oriented academia of Pakistan including names like LUMS, NU-FAST & UET. These institutions are also the source of quality I/T resources for the Company. Lahore is a modern city with very good communication infrastructure and road network, The Technology campus is located at about a 5-minute drive from the newly constructed advanced and high-tech Lahore International Airport. This campus will be the first purpose built software building with state of the art technology and communications infrastructure in Pakistan. The Company has made this investment to attract contracts and projects from blue chip customers from all over the world.

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

NetSol believes it has gathered, over the course of many years, a team of very loyal, dedicated and committed employees. Their continuous support and belief in the management has been demonstrated by their further investment of cash. Most of these employees have exercised their millions of stock options during very difficult times for the Company. Management believes that its employees are the most invaluable asset of NetSol. The Company's survival in the most challenging times is due, in part, to their dedication towards continuous achievement of highest quality standards and customer satisfaction.

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

Customers

Some of the customers of NetSol include: DaimlerChrysler Services Asia Pacific - Singapore; Mercedes Benz Finance - Japan; Yamaha Motors Finance - Australia; Tung-Yang Leasing Company Taiwan; Debis Portfolio Systems - UK; DaimlerChrysler Services - Australia; DaimlerChrysler Leasing - Thailand; DaimlerChrysler Services - Korea; UMF Leasing Singapore; and, DaimlerChrysler Services New Zealand. In addition, NetSol provides offshore development and customized I/T solutions to blue chip customers such as Citibank Pakistan, DCD Holding UK, and, Habib Allied Bank UK. With the Altvia acquisition, NetsSol has acquired, as clients, some of the most well known higher education and telecommunications associations based in the United States East Coast. NetSol is also a strategic business partner for DaimlerChrysler Services Asia Pacific (which consists of a group of many companies), which accounts for approximately 20% of our revenue. No other individual client represents more than 10% of the revenue for the fiscal year ended June 30, 2003.

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

Through its Web sites, customers, potential customers and investors can access a wide range of information about the Company's product offerings, can configure and purchase systems on-line, and can access volumes of support and technical information about the Company.

Operations

The Company's headquarters are in Calabasas, California. Nearly 75% of the production and development is conducted at NetSol in Lahore, Pakistan. The other 25% of development is conducted in the Proximity Development Center or "PDC" in the Adelaide, Australia. The majority of the marketing is conducted through NetSol USA, NetSol Abraxas Australia, and Netsol UK.

NetSol UK services and supports the clients in the UK and Europe. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions.

A significant portion of the software is developed in Pakistan. Despite of the global unrest, regional tension and downturn in the US markets, the economy of Pakistan is bouncing back. For the first time in the history of Pakistan, the foreign exchange reserve has exceeded $11.0 billion in comparison with just below $2.0 billion in 2000. The stock market in Pakistan is the most bullish in the Asia Pacific region with market growth over 300% year to date (Karachi Stock Exchange on October 18, 2001 was at 1,103 points vs. 4,500 points on September 1, 2003). Pakistan, now a close US ally, is recognized by the western world as becoming very conducive and attractive for foreign collaboration and investments. The Company is in an extremely strong position to continue to use this offshore model, which includes competitive price advantage to serve its customers. Just recently Moody's International assessed Pakistan as less vulnerable than many countries in the Asia Pacific region. Also, Standard & Poors rating on Pakistan has been improved to positive. The present government has taken major bold steps to attract new foreign investment and bolster the local economy.

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

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) minimize additional losses in its operations; (b) raise funds for continued operations and growth; and, (c) enhance and streamline sales and marketing efforts in the United States, Asia Pacific region, Pakistan, Europe, Japan and Australia. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic and bullish. With continued emphasis on a shift in product mix towards the higher margin consulting services, the Company anticipates to be able to continue to improve operating results at its core by reducing costs and improving gross margins.

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

ITEM 2 - PROPERTIES

Company Facilities

As of October of 2002, the Company moved from its previous facility to one with approximately 1,575 rentable square feet and a monthly rent of $2,993.00 per month. The previous location had a monthly rent of over $13,000 per month. The lease is on a month-to-month basis. The Company's current facilities are located at 24011 Ventura Boulevard, Suite 101, Calabasas, CA, 91302.

Other leased properties as of the date of this report are as follows:

Location/Approximate Square Feet		Purpose/Use	Monthly Rental Expense
Australia	1,140	Computer and General Office	$1,380
Pakistan	30,000	Computer and General Office	$10,000
United Kingdom	378	General Office	$3,000
Maryland	165	General Office	$1,200

The Australia lease is a four-year lease that expires in September 2003 and currently is rented at the rate of $1,380 per month. The Pakistani facility is on a month-to-month basis and is currently rented at the rate of approximately $10,000 per month. The Company's move into the Technology Campus will result in a cost savings of $150,000 per year. UK operations are currently conducted in leased premises operating on a month-to-month basis with current rental costs of approximately $3,000 per month. The facilities in Maryland are subject to a six-month lease, which expires in December 2003 and thereafter operates on a month-to-month basis rented at the rate of $1,200 per month.

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

On May 23, 2002, Allied Interstate, Inc. filed a complaint seeking damages from the Company for breach of contract, open book account, account stated and reasonable value in the Superior Court of California, County of Los Angeles. This dispute arose out of the purchase of a German ISP provider. A settlement agreement was entered into by and between Allied and Allied's principals whereby 200,000 pre-reverse split shares of the Company's common stock were issued to the principals as full and complete settlement.

On July 26, 2002, the Company was served with a Request for Entry of default by Surrey Design Partnership Ltd. ("Surrey"). Surrey's complaint for damages sought $288,743.41 plus interest at the rate of 10% above the Bank of England base rate from January 12, 2002 until payment in full is received, plus costs. The parties agreed to entry of a Consent Order whereby NetSol agreed to make payments according to a payment schedule. NetSol made payments up to May of 2002 but was unable to make payments thereafter. On September 25, 2002, the parties signed an Agreement to stay Enforcement of Judgment whereby NetSol will make further payments to Surrey until the entire sum is paid. The current terms of the payments schedule require the payment of 4,000 pounds sterling for a period of 24 months commencing March 31, 2003 and ending 24 months thereafter.

On July 31, 2002, Herbert Smith, a law firm in England, which represented NetSol in the Surrey matter filed claim for the sum of approximately $248,871 USD (which represents the original debt and interest thereon) in the High Court of Justice Queen's Bench Division. On November 28, 2002, a Consent Order was filed with the Court agreeing to a payment plan, whereby the Company paid $10,000 USD on execution $4,000 USD a month for one year and $6,000 USD per month thereafter until the debt is paid. During the year ended June 30, 2003 the Company has paid $26,000 as part of this settlement.

On March 27, 2003, Arab Commerce Bank filed a complaint in the Supreme Court of the State of New York (Index No. 600709/03) seeking damages for breach of a Note Purchase Agreement and Note. Plaintiff alleges that NetSol did not issue stock in a timely manner in December 2000 resulting in compensatory damages in the amount of $146,466.72. The litigation arises out of a transaction from late 1999 in which Arab Commerce Bank invested $100,000 in the Company's securities through a private placement. Plaintiff claims that the removal of the legend on its shares of common stock longer than contractually required. During this purported delay, the market value of the Company's common shares decreased. The Plaintiff is essentially seeking the lost value of its shares. In the event the Plaintiff is unable to collect the amount sought, the complaint requests that NetSol repay the principal sum of the Note of $100,000 and interest at the rate of 9% per annum based on the maturity date of December 10, 2000. The Company is currently in negotiations to settle this matter. In the event such matter can not be settled, the Company intends to vigorously defend the action.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2003, NetSol filed a preliminary proxy statement for a special meeting of stockholders to vote on a reverse split for all the issued and outstanding stock of the Company. The meeting was to be held on August 15, 2003. On August 15, 2003, the Company reported that it will proceed with a 1 for 5 reverse stock split for all the issued and outstanding shares of common stock. The reverse stock split was affected to create a capital structure that met with the minimum bid requirements of NASDAQ Small Cap and to ensure that the Company's shares are traded at a price that is consistent with the expectations of the investment community.

As of the record date of June 30, 2003, there were 28.7 million shares issued and outstanding. Out of the 28.7 million, 24.7 million shares (84%) voted in favor of the reverse split. Pursuant to the above-mentioned proxy statement, the Company implemented a 1 for 5 reverse split of the Company common stock on August 18, 2003. The split successfully raised the stock price above the $1.00 NASDAQ requirement and, on September 8, 2003, the Company was notified by the NASDAQ Appeal Board that NetSol had achieved the required $1 bid compliance. The original trading symbol "NTWK" was restored effective September 9, 2003.

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

RECORD HOLDERS - As of September 15, 2003, the number of holders of record of the Company's common stock was 154. As of September 15, 2003, there were 6,792,262 shares of common stock issued and outstanding.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The Company's entire management and global team of engineers have set clear goals and objectives to transform NetSol into a profitable enterprise. The management believes that the Company has turned the corner by reaching the significant milestone of preserving its NASDAQ listing thus removing a major distraction for its key executives. After successful execution of recapitalization of the share structure, management is re-focused on the fundamentals. Execution of a revised marketing plan, aligned with an increased awareness and demand for its product and services, would play a key role in improvement of fundamentals as incremental top line growth is beginning to demonstrate.

Going forward, the management has set new goals to achieve over the next two quarters.

Initiatives and Investment to Grow Capabilities.

"	Achieve CMM Level 4 Accreditation

"	Enhance Software Design and Engineering Capabilities by increasing investment in training

"	Embark on a program of recruiting the best available talent in Project and Program Management

"	Complete the first phase of its dedication and fully owned Technology Campus

"	Increase Capex, enhance Communications and Development Infrastructure

Top Line Growth through Investment in Marketing and Positioning.

"	Launch LesaseSoft into new markets

"	Product Positioning through alliances and partnership

"	Event participation

"	Joint Ventures

"	Direct Marketing of Services

Funding and Investor Relations.

"	Grow its relationships with new Investment Banking Partners

"	Continue to raise capital at attractive terms for its many initiatives and programs

"	Re-write its Investor Relations plan and share the company's turnaround with the investment community

Improving the Bottom Line.

"	Continue to review costs at every level

"	Grow process automation

"	Profit Centric Management Incentives

"	More local empowerment and P&L Ownership in each Country Offices

In summary, the drive for consolidation and cost cutting continued in Fiscal 2003. From its biggest loss in Company's history in fiscal year 2001 of

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

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. The Lahore facility, which is the 'engine' of NetSol, was able to achieve CMM Level 2 assessment in early 2002, as the first software house in Pakistan to achieve this assessment. In quest to continuously improve the quality standards, NetSol's dedicated team was able to add yet another milestone by achieving CMM Level 3 assessment in July 2003. According to the website of SEI of Carnegie Mellon University, USA, only a few software companies in the world have announced their assessment of level 3. As a result of achieving CMM level 3, the Company is experiencing a growing demand for its products and alliances from the blue chip companies worldwide. NetSol is now aiming for CMM level 4 in 2004 and potentially CMM level 5, the highest CMM level, in 2005.

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

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

During the fiscal year 2002, Syed Husain, the Chief Operating Officer ("COO") and Rick Poole, the Chief Financial Officer ("CFO") left the Company. Najeeb Ghauri was appointed CFO and secretary in addition to his role of Chairman of the Board of Directors. Mark Caton joined the Company as a President of NetSol USA, Inc., a subsidiary of NetSol. He is employed as a consultant and is responsible for sales and marketing for North America.

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

Committees

The Company's Audit Committee consists of Mr. Jim Moody, Chairman, Mr. Shahid Burki, member, and Mr. Irfan Mustafa, member. The Compensation committee consists of Mr. Mark Caton, Chairman, Mr. Shahid Burki, member, and Mr. Irfan Mustafa, member.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2003 COMPARED TO THE YEAR ENDED JUNE 30, 2002

Net revenues for the year ended June 30, 2003 were $3,745,386 as compared to $3,578,112 for the year ended June 30, 2002. Net revenues is broken out among the subsidiaries as follows:

	2003	2002

Netsol USA	$467,662	$1,453,819
Netsol - Altiva	41,206	-
Netsol TECH and Private	1,581,012	1,931,639
Netsol Connect	1,185,162	-
Netsol UK	83,737	-
Netsol-Abraxas Australia	386,607	192,655

Total Net Revenues	$3,745,386	$3,578,113

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

The Company experienced a revenue decrease from the prior year for its North American operations. The Company is aligning itself with the current reduction in demand for its services in the US markets. This has been achieved by laying off 10 employees from its US operations and by downsizing the company's office space in Virginia and Calabasas, resulting in major cost reductions. Since August 1999, NetSol USA has generated a total of $3,876,561of revenues.

Operating expenses were $4,440,107 for the year ended June 30, 2003 as compared to $6,395,427 for the year ended June 30, 2002. During the years ended June 30, 2003 and 2002, the Company issued 205,400 and 163,000 restricted common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $158,366 and $116,995 for the years ended June 30, 2003 and 2002, respectively. Total professional service expense, including non-cash compensation, was $272,447 and $964,508 for the years ended June 30, 2003 and 2002, respectively. During the years ended June 30, 2003 and 2002, the Company recorded depreciation and amortization expense of $1,576,890 and $2,115,399. Operating expenses in total, including all general and administrative expenses, have also decreased as a result of reduction in salaries and related costs primarily due to reduction in staff at all levels of the Company and the continuing monitoring of the Company's infrastructure, both at the parent and the subsidiary levels. The Company believes that the accounts receivable balance as of June 30, 2003 will provide a good source of working capital for fiscal 2004. Salaries and wages expenses were $934,383 and $1,461,157 for the years ended June 30, 2003 and 2002, respectively. This reduction was due in part to the elimination of higher salaried positions. General and administrative expenses were $956,644 and $1,135,560 for the years ended June 30, 2003 and 2002, respectively. The decrease was due in part to the cost savings actions taken by the Company. Gross Profit was 47.5% of revenues for fiscal 2003, compared to 17.23% of revenues in fiscal 2002. Net loss was $2,137,506 or $0.47 per share (basic and diluted) for the year ended June 30, 2003 as compared to $5,998,864 or $2.00 per share (basic and diluted) for the year ended June 30, 2002. This resulted in a loss per share, basic and diluted, from continuing operations of $0.57 for fiscal 2003 as compared with $2.00 for fiscal 2002. The gain per share for discontinued operations was $0.11 for fiscal 2003.

The Company's cash position was $214,490 at June 30, 2003. After year-end June 30, 2003, in July 2003, the Company closed a private placement financing of more than $1.2 million.

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

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the June 30, 2003 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations. In positive steps, the Company has closed down its loss generating businesses, and continues to evaluate and implement cost cutting measures at every entity level. The Company is optimistic that the remaining entities can become profitable in fiscal 2004. For the year ended June 30, 2003, the Company continued to experience a negative cash flow from consolidated operations, and projects that it will need certain additional capital to enable it to continue operations at its current level beyond the near term. The Company believes that certain of this needed capital will result from the successful collection of its accounts receivable balances as projects are completed during the coming fiscal year. The Company believes it can raise additional funds though private placements of its common stock.

Liquidity And Capital Resources

As of June 30, 2003 the Company's working capital (current assets less current liabilities) totaled a deficit of $1.2 million, a decrease in deficit from $2.7 million, as of June 30, 2002. In Fiscal 2003, the Company raised capital of $257,000 from DCD Group, UK. Ltd. In addition, there are approximately $1.7 million worth of outstanding warrants with DCD Group that could potentially be exercised in Fiscal Year 2004. The Company also secured a line of credit for $1 million from DCD Group. This line of credit has not yet been utilized. The financing with Maxim Group of $1.2 million was closed in July 2003. The Company has over $1.2 Million in accounts receivable and revenues in excess of billings. The Company will be pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and beef up marketing and sales activities in strategic markets.

During the Fiscal 2003 and 2002, the company raised a total of $708,400 and $461,249 in cash, respectively, by way of management and employees exercise of stock options. This would continue to be an important source of raising cash for the Company. The Company would continue to inject new cash through the employees' exercise of options and warrants from some investors. There is a considerable amount of stock options and warrants outstanding that could potentially be exercised in Fiscal Year 2004. Management believes it will be able to eventually secure cash reserves for at least 6 months based on projected Fiscal Year 2004 revenue.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 2002, NetSol changed accountants beginning with the audit of the financial statements for the fiscal year ended June 30, 2002, from Stonefield Josephson, Certified Public Accountants ("SJ") to Kabani & Company, Certified Public Accountants ("Kabani & Company"). NetSol dismissed SJ as the Company's accountant on or about July 9, 2002 (see Item 13 concerning filing of Form 8-K in connection with change of accountants). The Board of Directors of NetSol approved the change in auditors at a special meeting of the Board of Directors.

The report of SJ on the Company's financial statements for the fiscal year ended June 30, 2002 and Kabani & Company's report on the Company's financial statements for the fiscal year ended June 30, 2003, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

In connection with the audit of the Company's financial statements for the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000, there were no disagreements, disputes, or differences of opinion with SJ on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of SJ would have caused SJ to make reference to the matter in its report.

In connection with the audit of the Company's financial statements for the fiscal year ended June 30, 2003 there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

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

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, the Board of directors and management has formed a Nominating and Corporate Governance Committee comprised of various members of the board of directors. The Nominating and Corporate Governance Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

Other than the formation of the Nominating and Corporate Governance Committee, there have been no changes in the Company's disclosure controls or procedures.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers and persons owning more than 10% of the outstanding Common Stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

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

Business Experience of Officers and Directors:

NAJEEB U. GHAURI has been a Director of the Company since 1997. Mr. Ghauri served as the Company's CEO from 1999-2001. Currently, he is the Chief Financial Officer, Secretary and Chairman of the Company. During his tenure as CEO, Mr. Ghauri was responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan. As the CFO of the Company, Mr. Ghauri seeks financing for the Company as well as oversees the day-to-day financial position of the Company. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company ("ARCO"), a Fortune 500 company, from 1987-1997. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1983. Mr. Ghauri is the Chairman of the Board of Directors and a member of the Compensation, Audit and Investment Committees. Mr. Ghauri serves on the boards of the US Pakistan Business Council and Pakistan Human Development Fund, a non-profit organization.

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

NAEEM GHAURI has been the Company's CEO since August 2001. Mr. Ghauri has been a Director of the Company since 1999. Mr. Ghauri serves as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. Mr. Ghauri was responsible for the launch of NetSolConnect in Pakistan. Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., a subsidiary of DaimlerChrysler, Germany from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England. Mr. Ghauri is a member of the Investment Committee.

IRFAN MUSTAFA has been a Director of NetSol since the inception of the Company in April 1997. Mr. Mustafa has an M.B.A. from IMD (formerly Imede), Lausanne, Switzerland (1975); an M.B.A. from the Institute of Business Administration, Karachi, Pakistan (1974); and a B.S.C. in Economics, from Punjab University, Lahore, Pakistan (1971). Mr. Mustafa began his 14-year career with Unilever, Plc where he was one of the youngest senior management and board members. Later, he was employed with Pepsi International from 1990 to 1997 as a CEO in Pakistan, Bangladesh, Sri Lanka and Egypt. He spent two years in the US with Pepsi in their Executive Development Program from 1996-97. Mr. Mustafa was relocated to Dubai as head of TRICON (now YUM Restaurant Services Group, Inc.) Middle East and North African regions. Pepsi International spun off TRICON in 1997. Mr. Mustafa has been a strategic advisor to NetSol from the beginning and has played a key role in every acquisition by the company. His active participation with NetSol management has helped the Company to establish a stronger presence in Pakistan. Mr. Mustafa is a member of NetSol's Compensation and Investment Committees.

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

JIM MOODY was appointed to the Board of Directors in 2001. Mr. Moody served in the United States Congress from 1983-1993 where he was a member of the Ways & Means, Transportation and Public Woks committees. Former Congressman Moody also served on the subcommittees of Health, Social Security, Infrastructure and Water Resources. After his tenure with the U.S. Congress, he was appointed Vice President and Chief Financial Officer of International Fund for Agriculture Development in Rome, Italy from 1995-1998 where he was responsible for formulating and administering $50 million operating budget in support of $500 million loan program as well as managing a $2.2 billion reserve fund investment portfolio. From 1998-2000, former Congressman Moody served as the President and CEO of InterAction, a coalition of 165 U.S. based non-profit organizations in disaster relief, refugee assistance and economic development located in Washington, D.C. From April 2000 to present, Former Congressman Moody serves as a Financial Advisor to Morgan Stanley in Alexandria, VA where he is responsible for bringing institutional, business and high net-worth individual's assets under management. Mr. Moody also represents Morgan Stanley on the ATC Executive Board. Mr. Moody received his B.A. from Haverford College; his M.P.A. from Harvard University and his Ph.D. in Economics from U.C. Berkeley. Mr. Moody is the Chairman of the Audit Committee and a member of the Compensation committee.

SHAHID JAVED BURKI was appointed to the Board of Directors in February 2003. Mr. Burki is also a member of the Auidt and Compensation Committees. He had a distinguished career with World Bank at various high level positions from 1974 to 1999. He was a Director of Chief Policy Planning with World Bank from 1974-1981. He was also a Director of International Relations from 1981-1987. Mr. Burki served as Director of China Development from 1987-1994 and Vice President of Latin America with World Bank from 1994-1999. In between, he briefly served as the Finance Minister of Pakistan from 1996-1997. Mr. Burki also served as the CEO of the Washington based investment firm EMP Financial Advisors from 1992-2002. Presently, he is the Chairman of Pak Investment & Finance Corporation. He was awarded a Rhodes Scholarship in 1962 and M.A in Economics from Oxford University in 1963. He also earned a Master of Public Administration degree from Harvard University, Cambridge, MA in 1968. Most recently, he attended Harvard University and completed an Executive Development Program in 1998. During his lifetime, Mr. Burki has authored many books and articles including: China's Commerce (Published by Harvard in 1969) and Accelerated Growth in Latin America (Published by World Bank in 1998).

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

(8)  In fiscal year 2001, the Directors received options to purchase 5,000 shares of common stock of the Company under the Incentive and Nonstatutory Stock Option Plan. The options vest at the end of the director's term in December 2001, with an exercise price of $27.50. These options were granted in October 2001.

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

Effective April 22, 2002, the Company entered into an employment agreement with Naeem Ghauri as Chief Executive Officer of the Company. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $125,000. The salary shall increase to $150,000 per year at the time the Company reaches profitability for a full fiscal year. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides for option grants under the Company's employee stock option plan of 100,000 options (post-reverse split) granted on April 2002, 25% of which vest at the beginning of each quarter. Further, 40,000 additional options are to be granted upon the Company's achievement of $9,500,000 in revenues and $50,000 EBITA for the calendar year 2002.

Effective April 22, 2002, the Company entered into an employment agreement with Najeeb Ghauri as Corporate Secretary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $125,000. In June 2002, Mr. Ghauri's responsibilities were increased when he was appointed Chief Financial Officer and elected Chairman of the Board. The salary is to increase to $150,000 per year at the time the Company reaches profitability for a full fiscal year. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides for option grants under the Company's employee stock option plan of 100,000 options (post-reverse split) granted on April 2002, 25% of which vest at the beginning of each quarter. Further, 40,000 additional options are to be granted upon the Company's achievement of $9,500,000 in revenues and $50,000 EBITA for the calendar year 2002.

Effective April 22, 2002, the Company entered into an employment agreement with Salim Ghauri as the President of the Company and Chief Executive Officer of the Company's Pakistan subsidiary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $125,000. The salary is to increase to $150,000 per year at the time the Company reaches profitability for a full fiscal year. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides for option grants under the Company's employee stock option plan of 100,000 options (post-reverse split) granted on April 2002,

25% of which vest at the beginning of each quarter. Further, 40,000 additional options are to be granted upon the Company's achievement of $9,500,000 in revenues and $50,000 EBITA for the calendar year 2002.

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

COMPENSATION OF DIRECTORS

For the 2003 term, Directors of the Company receive any cash compensation of $750 for attendance in person at a board meeting and are entitled to reimbursement of their reasonable expenses incurred in attending Directors' Meetings. Upon the full completion of each term, each director will receive 50,000 shares (10,000 shares post-reverse split) of restricted common stock. In addition, the Company has granted each of its directors the following S-8 registered options: (a) 10,000 stock options, exercise price of $0.75, vested quarterly; and (b) 20,000 stock options, exercise price of $2.50 vesting quarterly.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 15, 2003, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

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

(3)  Address c/o NetSol Technologies, Inc. at 24011 Ventura Blvd., Suite 101, Calabasas, CA 91302.

(4)  Omar Atiq (800,000), Atiq LLC (250,000 common shares) and Profit Sharing Plan for Omar Atiq (300,000 common shares) own these shares.

(5)  As managing director of DCD Holdings Ltd.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 20003, DCD Holdings, Ltd. signed a $2.0 million investment agreement with NetSol and is one of NetSol's largest Investors. Shabir Randeree, managing director of DCD Holdings was appointed director of NetSol in 2003, filling a vacancy on the board. A subsidiary of DCD Holdings, DCD Trade Services Ltd. has recently provided a $1 million revolving line of credit to support and launch new customer projects requiring initial investment.

The Company's management believes that the terms of these transactions are no less favorable to the Company than would have been obtained from an unaffiliated third party in similar transactions. All future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the disinterested directors.

PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1	Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997, incorporated by reference as Exhibit 3.1 to the Company's Registration Statement No. 333-28861 filed on Form SB-2 filed June 10. 1997

3.2	Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference as Exhibit 3.2 to the Company's Annual Report for the fiscal year ended June 30, 1999 on Form 10K-SB filed September 28, 1999.

3.3	Amendment to the Articles of Incorporation of NetSol International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to the Company's Annual Report on Form 10-KSB/A filed on February 2, 2001.

3.4	Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to the Company's Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.

3.5	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to the Company's Registration Statement filed on Form S-8 filed on March 27, 2002.

10.1	Lease Agreement for Calabasas executive offices dated July, 2000 incorporated by reference as Exhibit 10.0 to the Company's Current Report filed on Form 8-K filed on October 26, 2000.

10.2	Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company's Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.

10.3	Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to the Company's Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997.

10.4	Employment Agreement, dated April 22, 2002, by and between NetSol Technologies, Inc. and Najeeb U. Ghauri incorporated by reference as Exhibit 10.4 to the Company's Annual Report for the Fiscal Year Ended June 30, 2002 on Form 10K-SB filed on October 15, 2002.

10.5	Employment Agreement, dated April 22, 2002, by and between NetSol Technologies, Inc. and Salim Ghauri incorporated by reference as Exhibit 105 to the Company's Annual Report for the Fiscal Year Ended June 30, 2002 on Form 10K-SB filed on October 15, 2002

10.6	Employment Agreement, dated April 22, 2002, by and between NetSol Technologies, Inc. and Naeem Ghauri incorporated by reference as Exhibit 10.6 to the Company's Annual Report for the Fiscal Year Ended June 30, 2002 on Form 10K-SB filed on October 15, 2002

10.7	Consulting Agreement, dated October 15, 2002, by and between Netsol Technologies, Inc. and Mark Caton.*

10.8	Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to the Company's Registration Statement on Form S-8 filed on March 27, 2002.

10.10	Consulting Contract, dated September 1, 1999 by and between Irfan Mustafa and NetSol International, Inc. incorporated by reference as Exhibit 10.10 to the Company's Annual Report for the Fiscal Year Ended June 30, 2000 on Form 10K-SB filed on October 15, 2000.

10.11	Sublease Agreement between RPMC, Inc. and NetSol Technologies, Inc. dated September 20, 2002 incorporated by reference as Exhibit 10.11 to the Company's Annual Report for the Fiscal Year Ended June 30, 2002 on Form 10K-SB filed on October 15, 2002.

21.1	A list of all subsidiaries of the Company *

31.1	Section 302 Certification (1)

31.2	Section 302 Certification (1)

32.1	Section 906 Certification (1)

32.2	Section 906 Certification (1)

*     Previously Filed.
(1)   Filed Herewith.

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

*This private placement was amended in August 2003 to provide the investors with 946,939 (post-reverse split) shares of the Company's common stock only in exchange for the consideration provided.

          (2) On August 15, 2003, the Company filed a Form 8-K under Item 5, Other Events, announcing an agreement with London- based Akhtar Group PLC. Under the terms of the agreement Akhtar Group acquired 49.9% of Netsol's wholly owned subsidiary's stock, Pakistan based Netsol Connect (pvt) Ltd., an Internet Services Provider in Pakistan.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date:	July 21, 2004	BY:	/s/ NAEEM GHAURI

Naeem Ghauri
CEO

Date:	July 21, 2004	BY:	/s/ Najeeb Ghauri

Najeeb Ghauri
Chief Financial Officer

In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	July 21, 2004	BY:	/s/ NAJEEB U. GHAURI

Najeeb U. Ghauri
Director, Chairman
Chief Financial Officer, Secretary

Date:	July 21, 2004	BY:	/s/ SALIM GHAURI

Salim Ghauri
President,
Director

Date:	July 21, 2004	BY:	/s/ NAEEM GHAURI

Naeem Ghauri
Director
Chief Executive Officer

Date:	July 21, 2004	BY:	/s/ JIM MOODY

Jim Moody
Director

Date:	July 21, 2004	BY:	/s/ EUGEN BECKERT

Eugen Beckert
Director

Date:	July 21, 2004	BY:	/s/ IRFAN MUSTAFA

Irfan Mustafa
Director

Date:	July 21, 2004	BY:	/s/ SHAHID JAVED BURKI

Shahid Javed Burki
Director

Date:	July 21, 2004	BY:	/s/ SHABIR RANDEREE

Shabir Randeree
Director

AUDITORS’ REPORT TO THE MEMBERS

We have audited the annexed balance sheet of Netsol (Pvt.) Ltd. as at June 30, 2003 and the related statement of income and cash flows for the year ended June 30, 2003 together with the notes forming part thereof, and we state that we have obtained all the information and explanations which, to the best of our knowledge and belief, were necessary for the purposes of our audit.

It is responsibility of the Company’s Management to establish and maintain a system of internal control, and prepare and present the above said statement in conformity with the approved accounting standards and the requirements of the Companies Ordinance, 1984. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the International Standards on Auditing, which are comparable in all material respects with US Generally Accepted Auditing Standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the above said statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the above said statements. An audit also includes assessing the accounting policies and significant estimates made by management as well as, evaluating the overall presentation of the above said statements. We believe that our audit provides a reasonable basis for out opinion and, after due verification, we report that:

(a)	in our opinion, proper books of account have been kept by the Company as required by the Companies Ordinance, 1984;

(b)	in our opinion:

(i.)
the balance sheet and income statements together with the notes thereon have been drawn up in conformity with the Companies Ordinance, 1984 and are in agreement with the books of account and are further in accordance with accounting policies;

	(ii.)	the expenditure incurred during the period was for the purposes of the Company’s business; and

	(iii.)	the business conducted and the expenditure incurred during the period were in accordance with the objects of the Company.

(c)
in our opinion and to the best of our information and according to the explanations given to us, the balance sheet together with the notes forming part thereof conform with approved accounting standards as applicable in Pakistan, and, give the information required by the Companies Ordinance, 1984 in the manner so required and give a true and fair view of the state of the Company’s affairs as at June 30,2003 and of the loss, its cash flows for the year then ended and are in accordance with the International Accounting Standards which are comparable in all respect with US Generally Accepted Accounting Principles; and

(d)	in our opinion no Zakat was deductible at source under the Zakat and Ushr Ordinance, 1980.

September 11, 2003
Lahore		Chartered Accountants

95 - Abid Majeed Road, Lahore Cantt - Pakistan. Tel: 92 - 42 - 111 - 77 - 2000 Fax: 92 - 42 - 6666255 e-mail: skp@skpserv.com

AUDITORS’ REPORT TO THE MEMBERS

We have audited the annexed balance sheet of Netsol Technologies (Pvt.) Limited. as at June 30, 2003 and the related statement of income and cash flows for the year ended June 30, 2003 together with the notes forming part thereof, and we state that we have obtained all the information and explanations which, to the best of our knowledge and belief, were necessary for the purposes of our audit.

It is responsibility of the Company’s Management to establish and maintain a system of internal control, and prepare and present the above said statement in conformity with the approved accounting standards and the requirements of the Companies Ordinance, 1984. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the International Standards on Auditing, which are comparable in all material respects with US Generally Accepted Auditing Standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the above said statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the above said statements. An audit also includes assessing the accounting policies and significant estimates made by management as well as, evaluating the overall presentation of the above said statements. We believe that our audit provides a reasonable basis for out opinion and, after due verification, we report that:

(a)	in our opinion, proper books of account have been kept by the Company as required by the Companies Ordinance, 1984;

(b)	in our opinion:

(i.)
the balance sheet and income statements together with the notes thereon have been drawn up in conformity with the Companies Ordinance, 1984 and are in agreement with the books of account and are further in accordance with accounting policies;

	(ii.)	the expenditure incurred during the period was for the purposes of the Company’s business; and

	(iii.)	the business conducted and the expenditure incurred during the period were in accordance with the objects of the Company.

(c)
in our opinion and to the best of our information and according to the explanations given to us, the balance sheet together with the notes forming part thereof conform with approved accounting standards as applicable in Pakistan, and, give the information required by the Companies Ordinance, 1984 in the manner so required and give a true and fair view of the state of the Company’s affairs as at June 30,2003 and of the loss, its cash flows for the year then ended and are in accordance with the International Accounting Standards which are comparable in all respect with US Generally Accepted Accounting Principles; and

(d)	in our opinion no Zakat was deductible at source under the Zakat and Ushr Ordinance, 1980.

Date: September 11, 2003
Lahore		Chartered Accountants

95 - Abid Majeed Road, Lahore Cantt - Pakistan. Tel: 92 - 42 - 111 - 77 - 2000 Fax: 92 - 42 - 6666255 e-mail: skp@skpserv.com

AUDITORS’ REPORT TO THE MEMBERS

We have audited the annexed balance sheet of Netsol Connect (Pvt.) Ltd. as at June 30, 2003 and the related statement of income and cash flows for the year ended June 30, 2003 together with the notes forming part thereof, and we state that we have obtained all the information and explanations which, to the best of our knowledge and belief, were necessary for the purposes of our audit.

It is responsibility of the Company’s Management to establish and maintain a system of internal control, and prepare and present the above said statement in conformity with the approved accounting standards and the requirements of the Companies Ordinance, 1984. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the International Standards on Auditing, which are comparable in all material respects with US Generally Accepted Auditing Standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the above said statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the above said statements. An audit also includes assessing the accounting policies and significant estimates made by management as well as, evaluating the overall presentation of the above said statements. We believe that our audit provides a reasonable basis for out opinion and, after due verification, we report that:

(a)	in our opinion, proper books of account have been kept by the Company as required by the Companies Ordinance, 1984;

(b)	in our opinion:

(i.)
the balance sheet and income statements together with the notes thereon have been drawn up in conformity with the Companies Ordinance, 1984 and are in agreement with the books of account and are further in accordance with accounting policies;

	(ii.)	the expenditure incurred during the period was for the purposes of the Company’s business; and

	(iii.)	the business conducted and the expenditure incurred during the period were in accordance with the objects of the Company.

(c)
in our opinion and to the best of our information and according to the explanations given to us, the balance sheet together with the notes forming part thereof conform with approved accounting standards as applicable in Pakistan, and, give the information required by the Companies Ordinance, 1984 in the manner so required and give a true and fair view of the state of the Company’s affairs as at June 30,2003 and of the loss, its cash flows for the year then ended and are in accordance with the International Accounting Standards which are comparable in all respect with US Generally Accepted Accounting Principles; and

(d)	in our opinion no Zakat was deductible at source under the Zakat and Ushr Ordinance, 1980.

Lahore		Chartered Accountants
September 11, 2003

95 - Abid Majeed Road, Lahore Cantt - Pakistan. Tel: 92 - 42 - 111 - 77 - 2000 Fax: 92 - 42 - 6666255 e-mail: skp@skpserv.com

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Network Solutions (PVT) Limited, NetSol (PVT) Limited and NetSol Connect (PVT) Limited, whose statements reflect combined total assets of approximately $4,233,424 as of June 30, 2003 and combined total net revenues of $2,766,174 and $1,932,000 for the years ended June 30, 2003 and 2002, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for Network Solutions (PVT) Limited, NetSol (PVT) Limited, NetSol Connect (PVT) Limited for the years ended June 30, 2003 and 2002, is based solely on the report of the other auditors.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has accumulated deficit, has negative cash flows from operations, and has a net working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
August 11, 2003

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$214,490
Accounts receivable, net of allowance of allowance for doubtful debts of $80,000	627,900
Revenues in excess of billings	603,647
Other current assets	328,516

Total current assets		1,774,553
Property and equipment, net of accumulated depreciation and amortization		2,037,507
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	2,603,035
Customer lists, net	957,234
Goodwill, net	1,369,922

Total intangibles		4,930,191

		$8,742,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,090,159
Current portion of notes and obligations under capitalized leases	760,786
Billings in excess of revenues	104,079
Loan payable, bank	578,590

Total current liabilities		3,533,614
Obligations under capitalized leases,
less current maturities		7,111
Loans payable		126,674

Total liabilities		3,667,399
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 25,000,000 share authorized; 5,757,175 issued and outstanding	5,757
Additional paid-in-capital	33,409,953
Accumulated deficit	(28,405,255)
Stock subscription receivable	(84,900)
Other comprehensive income	149,297

Total stockholders' equity		5,074,852

		$8,742,251

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30,

	2003	2002

Net revenues	$3,745,386	$3,578,113
Cost of revenues	1,778,993	2,961,680

Gross profit	1,966,393	616,433
Operating expenses:
Selling and marketing	76,136	168,840
Depreciation and amortization	1,576,890	2,115,399
Bad debt expense	415,384	-
Salaries and wages	934,383	1,461,157
Professional services, including non-cash compensation	272,447	964,508
General and administrative	956,644	1,135,663

Total operating expenses	4,231,884	5,845,567

Loss from operations	(2,265,491)	(5,229,134)
Other expenses
Settlement expenses	(202,759)	(549,860)
Loss on sale of assets	(5,464)	-
Interest expense	(135,243)	(113,005)
Miscellaneous	(6,624)	(106,865)

Total other expenses	(350,090)	(769,730)

Loss from continuing operations	(2,615,581)	(5,998,864)
Gain from discontinuation of a subsidiary	478,075	-

Net loss	$(2,137,506)	$(5,998,864)
Other comprehensive (loss)/gain - Translation adjustment	(380,978)	380,516

Comprehensive loss	$(2,518,484)	$(5,618,348)
Net loss per share - basic and diluted:
Continued operations	$(0.57)	$(2.00)

Discontinued operations	$0.11	$-

Net loss	$(0.47)	$(2.00)

Weighted average number of shares outstanding - basic and diluted*	4,512,203	3,006,042

*	The basic and diluted net loss per share has been retroactively restated to effect a 5:1 reverse stock split on August 18, 2003

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002 AND 2003

	Common Stock*		Additional	Stock	Other		Total
			Paid-in	Subscriptions	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Income/(Loss)	Deficit	Equity

Balance at June 30, 2001	2,343,438	$2,343	$30,052,835	$(43,650)	$149,759	$(20,268,885)	$9,892,402
Common stock sold through private placements	403,436	403	324,447	-	-	-	324,850
Issuance of common stock in exchange for settlement	130,000	130	103,870	-	-	-	104,000
Issuance of common stock in exchange for services rendered	163,000	163	116,832	-	-	-	116,995
Exercise of common stock options	825,718	826	861,469	-	-	-	862,295
Common stock options granted for services	-	-	338,007	-	-	-	338,007
Short swing profit contribution	-	-	9,650	-	-	-	9,650
Foreign currency translation adjustments	-	-	-	-	380,516	-	380,516
Net loss for the year	-	-	-	-	-	(5,998,864)	(5,998,864)

Balance at June 30, 2002	3,865,592	3,865	31,807,110	(43,650)	530,275	(26,267,749)	6,029,851

Continued

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
FOR THE YEARS ENDED JUNE 30, 2002 AND 2003

	Common Stock*		Additional	Stock	Other		Total
			Paid-in	Subscriptions	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Income/(Loss)	Deficit	Equity

Balance at June 30, 2002	3,865,593	3,865	31,807,110	(43,650)	530,275	(26,267,749)	6,029,851
Common stock sold through private placements	459,770	460	364,759				365,219
Issuance of common stock in exchange for services	48,400	48	16,652				16,700
Issuance of common stock in exchange for accrued compensation	45,000	45	22,455				22,500
Exercise of common stock options	954,983	955	849,861	(41,250)			809,566
Exercise of common stock warrants	60,000	60	35,940				36,000
Issuance of common stock in exchange for notes payable	71,429	71	24,929				25,000
Issuance of common stock in exchange for settlement	40,000	40	49,960				50,000
Issuance of common stock in exchange for purchase of Altiva	212,000	212	211,788				212,000
Common stock options granted for services	-	-	26,500				26,500
Foreign currency translation adjustments	-	-			(380,978)		(380,978)
Net loss for the year	-	-				(2,137,506)	(2,137,506)

Balance at June 30, 2003	5,757,175	$5,756	$33,409,954	$(84,900)	$149,297	$(28,405,255)	$5,074,852

*	All share amounts have been retroactively restated to reflect the reverse stock split of 5:1 effected on August 18, 2003.

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss from continuing operations	$(2,137,506)	$(5,998,864)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	1,576,890	2,115,399
Provision for uncollectible accounts	80,000	-
Gain on discontinued operations	(478,075)	-
Loss on disposal of assets	5,464	-
Fair market value of stock options granted	26,500	-
Stock issued for services	39,200	856,048
Stock issued for settlement costs	50,000	104,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	464,634	1,004,375
Other current assets	(585,145)	(58,074)
Other assets	(347,743)	(126,257)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(874,734)	971,461

Net cash used in operating activities	(2,180,515)	(1,131,912)
Cash flows from investing activities:
Purchase of fixed assets	(127,822)	(126,283)
Sales of fixed assets	92,271	-
Proceeds from sale of certificates of deposit	714,334	35,666

Net cash provided by (used in) investing activities	678,783	(90,617)
Cash flows from financing activities:
Proceeds from sale of common stock	365,219	324,850
Proceeds from the exercise of stock options & warrants	845,566	461,249
Proceeds from loans	351,868	-
Payments on capital lease obligations	(132,972)	(163,476)
Short swing profit contribution	-	9,650
Proceeds from convertible notes	-	371,045

Net cash provided by financing activities	1,429,681	1,003,318
Effect of exchange rate changes in cash	199,627	-

Net increase (decrease) in cash	127,576	(219,211)
Cash and cash equivalents, beginning of period	86,914	306,125

Cash and cash equivalents, end of period	$214,490	$86,914

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	For the year ended

	2003	2002

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$135,243	$74,722

Taxes	$10,344	$4,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services and accrued compensation	$39,200	$116,995

Granting of common stock options in exchange for services received (including exercise of options for services)	$26,500	$739,053

Common stock issued for notes payable	$25,000	$-

Common stock issued for legal settlement	$50,000	$104,000

Common stock issued for acquisition of subsidiary	$212,000	$-

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

NetSol Technologies, Inc. and subsidiaries (the "Company"), formerly known as Netsol International, Inc. and Mirage Holdings, Inc., was incorporated under the laws of the State of Nevada on March 18, 1997. During November of 1998, Mirage Collections, Inc., a wholly owned and non-operating subsidiary, was dissolved.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Winding-up order:

Effective November 26, 2001, Network Solutions Ltd., the operating subsidiary of Network Solutions Group Ltd., entered into a Winding-up Order with The Insolvency Service in the United Kingdom ("UK"). The Insolvency Service is an executive agency within the Department of Trade and Industry in the UK. The Company also placed NetSol UK Ltd, Network Solutions Group Ltd. and Network Solutions Northern Ltd. (non-operating entities) into the Winding-up Order status. None of the UK entities have had any operations for the year ended June 30, 2003 and 2002. NetSol Technologies negotiated a settlement agreement with the largest creditor of Network Solutions Ltd. NetSol Technologies has now assumed this debt of approximately $188,500 (See Note 8). This settlement was reached to remove the personal guarantee of a prior director of NetSol Technologies, subject to the terms of the agreement being satisfied.

On March 18, 2002, the final Winding-up Order was made relating to the liquidation of this subsidiary on the petition of a creditor in respect of services supplied presented to the Court. During the year ended June 30, 2003, the Company wrote-off debts of NetSol (UK) Ltd. in the amount of $478,075, based upon the Company's counsel opinion that the creditors have no standing to enforce their claims on the Parent Company in the United States. The Company has reflected such write-off as a gain from discontinuation of subsidiary in the accompanying statements of operation.

Formation of Subsidiary:

During the period ended December 31, 2002, the Company formed a subsidiary in the UK, NetSol Technologies Ltd., as a wholly-owned subsidiary of NetSol Technologies, Inc. This entity is planned to serve as the main marketing and delivery arm for services and products sold and delivered in the UK and mainland Europe.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Company name change:

Effective February 8, 2002, the Company changed its name from NetSol International, Inc. to NetSol Technologies, Inc. The name change was approved by a majority of shareholders at the Company's annual shareholders meeting held on January 25, 2002.

Business Activity:

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile finance and leasing industry worldwide. The Company also provides consulting services in exchange for fees from customers.

Use of Estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. This change in estimate increased the depreciation and amortization expense by approximately $700,000 for the year ended June 30, 2002. Due to impairment losses recognized to intangibles, the remaining net intangible balance of approximately $6,860,000 (including goodwill of $1,950,000) at the date of change in estimation in 2001 has been amortized over the remaining life of 57 months. The Company evaluates, on on-going basis, the accounting effect arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" which becomes effective to the Company's financial statements beginning July 1, 2002.

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

Accounts Receivable:

The Company's customer base consists of a geographically dispersed customer base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

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

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included with "Computer equipment and software." Costs incurred during the preliminary project and post-implementation stages are charged to general and administrative expense.

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

As part of intangible assets, the Company capitalizes certain computer software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

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

Uncertainties:

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government have announced their intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. Due to these attacks, any response may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact the Company's physical facilities and operations, which are located in North America, Australia, England, and the Southeast Asian Region (including collectively significant subsidiaries located in Pakistan), or those of their customers. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from customers for services or may negatively impact the

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

clients' ability to outsource. Currently, there are tensions involving Afghanistan, a neighbor of Pakistan. These hostilities and tensions could lead to political or economic instability in Pakistan and a possible adverse effect on operations and future financial performance. The war in Iraq and a poor economy may also have a material adverse effect on the Company's operations and future financial performance. These developments will subject the Company's worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

Revenue Recognition:

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and The American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended as amended by SOP 98-4 and SOP 98-9. The Company's revenue recognition policy is as follows:

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

Net Loss Per Share:

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share." Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Other Comprehensive Income & Foreign Currency Translation:

SFAS 130 requires unrealized gains and losses on the Company's available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The accounts of NetSol UK, Limited use British Pounds, NetSol Technologies (Pvt) Ltd., NetSol (Pvt), Ltd., and NetSol Connect Pvt, Ltd. use Pakistan Rupees, NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., NetSol USA, Inc., Intereve Corporation and NetSol eR, Inc., and NetSol Altiva, Inc., use U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. During the year ended June 30, 2003 and 2002, comprehensive income included net translation loss and translation gain of $380,978 and $380,516, respectively. Other comprehensive income, as presented on the accompanying consolidated balance sheet in the stockholders' equity section amounted to $149,297 as of June 30, 2003.

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

A summary at June 30, 2003 is as follows:

	Federal	State	Total

Net operating loss carry forward	$16,137,500	$9,212,500
Effective tax rate	32%	8%

Deferred tax asset	5,164,000	737,000	5,901,000
Valuation allowance	(3,604,000)	(347,000)	(3,951,000)

Net deferred tax asset	1,560,000	390,000	1,950,000
Deferred tax liability arising from non-taxable business combinations	1,560,000	390,000	1,950,000

Net deferred tax liability	$-	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	June 30,	June 30,
	2003	2002

Tax expense (credit) at statutory rate-federal	(32)%	(32)%
State tax expense net of federal tax	(8)	(8)
Permanent differences	1	1
Valuation allowance	39	39

Tax expense at actual rate	-	-

Derivative Instruments:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. After adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has complied with the requirements of SFAS 133 in fiscal year 2003 and 2002, the effect of which was not material to the Company's financial position or results of operations as the Company does not participates in such activities.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

The Company adopted the provision of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

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

New Accounting Pronouncements:

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of SFAS 144 does not have a material effect on the earnings or financial position of the Company.

In May 2002, the Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

On January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," ("EITF 01-14"). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. The Company's "Services" revenues now include reimbursable out-of-pocket expenses and "Cost of services" expenses include the costs associated with reimbursable out-of-pocket expenses. Prior to the adoption of EITF 01-14 the Company's historical financial statements recorded these expenses as net amounts in "Cost of services." The adoption of EITF 01-14 did not have a significant impact on the services gross margin percentage and had no effect on net loss.

In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, ANZA must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this requirement has not had a material effect on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company believes that the adoption of the disclosure provisions of this statement will not have a material effect on its financial position or results of operations.

In March 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect to adopt SFAS No. 123. The additional presentation requirements are not meaningful since few employee options were granted during the periods presented. The proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the years end June 30, 2003 and 2002 have been presented in the note 10.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 does not have a material effect on the earnings or financial position of the Company.

Reclassifications:

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 - MAJOR CUSTOMERS

Included in accounts receivable as of June 30, 2002 is approximately $761,000 due from one major customer. During the years ended June 30, 2002, one major customer accounted for approximately 11% of net revenues. The Company did not have a major customer with over 10% of net revenue, in the year ended June 30, 2003.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets comprise of the following as of June 30, 2003:

Prepaid Expenses	$153,239
Advance Income Tax	50,185
Employee Advances	6,134
Security Deposits	18,837
Other Receivables	100,121

Total	$328,516

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

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

NOTE 6 - INTANGIBLE ASSETS

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

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized and that it be assessed for impairment on an annual basis. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LETTER OF CREDIT

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

NOTE 8 - NOTES PAYABLE

In December 2001, as part of the winding up of Network Solutions Ltd. the parent agreed to assume the note payable of one of the major creditors, Barclay's Bank PLC of £130,000 or $188,500 USD (see Note 1). In November 2002, the parties agreed upon a settlement agreement whereby the Company would pay £1,000 per month for twelve months and £2,000 per month thereafter until paid. During the fiscal years ended June 30, 2003 and 2002, the Company paid approximately £2,000 ($3,336) and £0, respectively. The balance owing at June 30, 2003 was $185,164. The entire balance has been classified as current and is included in "Current maturities of notes and obligations under capitalized leases" in the accompanying financial statements.

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

On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler ("Cowler") and Surrey Design Partnership Ltd. (see Note 11). The Company agreed to pay Cowler £218,000 pound sterling or approximately $285,860USD plus interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The agreement calls for monthly payments of £3,000 until March 2004 and then £4,000 per month until paid. During the fiscal years ended June 30, 2003 and 2002, the Company paid £48,731 and £24,815 or $76,248 and $35,000, respectively and accrued $10,812 in interest. As of June 30, 2003, the balance was $185,424, of this amount, $94,050 has been classified as a current liability in the accompanying financial statements.

In November 2002, the Company signed a settlement agreement with Herbert Smith for £171,733 or approximately $248,871, including interest (see Note 11). The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. During the fiscal years ended June 30, 2003 and 2002, the Company paid $26,000 and $58,000, respectively. The balance owing at June 30, 2003 was $164,871. The entire balance has been classified as current and is included in "Current maturities of notes and obligations under capitalized leases" in the accompanying financial statements.

The current maturity of notes payable, including capital lease obligations, is as follows:

Year ended June 30, 2003	$760,786
Year ended June 30, 2004	97,200
Year ended June 30, 2005	29,474

Total	$887,460

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY

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

Short Swing Profits

During the year ending June 30, 2002, a principal stockholder, purchased and sold shares of the Company's common stock on the public market within a six-month period and failed to make adequate disclosures, which constituted a violation of the federal securities statute. Profits of $9,650 arising from the sale of these shares of common stock were contributed to the Company in June 2002.

Options Exercised

During the years ended June 30, 2003 and 2002, the Company issued 790,900 and 825,718 shares of its

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock upon the exercise of stock options. The Company received proceeds of $708,400 and $862,295, respectively.

NOTE 10 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

The following option information has been retroactively restated for 5:1 reverse stock split on August 18, 2003.

The 1997 Plan

On April 1, 1997, the Company adopted an Incentive and Non-statutory Stock Option Plan (the "1997 Plan") for its employees and consultants under which a maximum of 100,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options listed in the summary compensation table ("Securities Underlying Options") were issued pursuant to the Plan. An additional 4,000 Incentive Stock Options were issued to a non-officer-stockholder of the Company. All options issued pursuant to the Plan vest over an 18 month period from the date of the grant per the following schedule: 33% of the options vest on the date which is six months from the date of the grant; 33% of the options vest on the date which is 12 months from the date of the grant; and 34% of the options vest on the date which is 18 months from the date of the grant. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

The number and weighted average exercise prices of options granted under the 1997 Plan for the years ended June 30, 2003 and 2002 are as follows:

	2003		2002

		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at the beginning of the year	9,000	$7.20	9,000	$7.20
Outstanding at the end of the year	9,000	$7.20	9,000	$7.20
Granted during the year	-	$-	-	$-
Exercised during the year	-	$-	-	$-
Exercisable at the end of the year	9,000	$7.20	9,000	$7.20
Canceled/forfeited during the year	-	$-	-	$-
Weighted average remaining life (years)	.5		1.5

There was no activity during the year ended June 30, 2003 and 2002.

The 1999 Plan

On May 18, 1999, the Company enacted an Incentive and Non-statutory Stock Option Plan (the "1999 Plan") for its employees, directors and consultants under which a maximum of 1,000,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees, directors and consultants without regard to any performance

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

The number and weighted average exercise prices of options granted under the 1999 Plan for the year ended June 30, 2003 and 2002 are as follows:

	2003		2002

		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at the beginning of the year	631,890	$24.75	598,450	$26.55
Outstanding at the end of the year	631,890	$24.75	631,890	$24.75
Granted during the year	-	$-	421,866	$1.25
Exercised during the year	-	$-	340,426	$1.25
Exercisable at the end of the year	631,890	$24.75	631,890	$24.75
Canceled/forfeited during the year	-	$-	48,000	$11.25
Weighted average remaining life (years)	3.5		4.5

There were no options granted, exercised, cancelled, or expired under this plan during the year ended June 30, 2003. During the year ended June 30, 2002, 340,427 options were exercised into 340,426 shares of common stock for total consideration of $425,533 including 251,466 options exercised by Directors and officers of the Company.

The 2001 Plan

On March 27, 2002, the Company enacted an Incentive and Non-statutory Stock Option Plan (the "2001 Plan") for its employees and consultants under which a maximum of 2,000,000 options may be granted to purchase common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to the Plan are nontransferable and subject to forfeiture.

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

The number and weighted average exercise prices of options granted under the 2001 Plan for the years ended June 30, 2003 and 2002 are as follows:

	2003		2002

		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at the beginning of the year	887,908	$0.90	-	$-
Outstanding at the end of the year	398,408	$1.10	887,908	$0.90
Granted during the year	389,083	$1.30	1,373,200	$0.90
Exercised during the year	878,583	$.90	485,292	$0.90
Exercisable at the end of the year	398,408	$1.10	887,908	$0.90
Canceled/forfeited during the year	-	$-	-	$-
Weighted average remaining life (years)	8.4		9.4

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

The 2002 Plan

On January 2003, the Company enacted an Incentive and Non-statutory Stock Option Plan (the "2002 Plan") for its employees and consultants under which a maximum of 2,000,000 options may be granted to purchase restricted Rule 144 common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

The number and weighted average exercise prices of options granted under the 2002 Plan for the year ended June 30, 2003 are as follows:

	2003

		Average
		Exercise
	Number	Price

Outstanding at the beginning of the year	-
Outstanding at the end of the year	93,600	$1.13
Granted during the year	170,000	$1.13
Exercised during the year	76,400	$1.13
Exercisable at the end of the year	93,600	$1.13
Canceled/forfeited during the year	-	-
Weighted average remaining life (years)	9.4

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered in to a lease agreement for its corporate office in the US beginning September 23, 2002. The term of the lease is on month-to-month basis with either party entitled to terminate it after February 20, 2003. Rent for the period from September 23, 2002 to September 30, 2002 was $630 and thereafter it was raised to $2,365 per month. In September 2002, the Company paid a sum of $17,167 which constitutes a prorata rent payment for September, six month's rent in advance and a security deposit of $2,362.

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

Effective April 22, 2002, the Company entered into an employment agreement with Naeem Ghauri as Chief Executive Officer of the Company. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $125,000. The salary shall increase to $150,000 per year at the time the Company reaches profitability for a full fiscal year. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides for option grants under the Company's employee stock option plan of 100,000 options (post-reverse split) granted on April 2002, 25% of which vest at the beginning of each quarter. Further, 40,000 additional options are to be granted upon the Company's achievement of $9,500,000 in revenues and $50,000 EBITA for the calendar year 2002.

Effective April 22, 2002, the Company entered into an employment agreement with Najeeb Ghauri as Corporate Secretary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $125,000. In June 2002, Mr. Ghauri's responsibilities were increased when he was appointed Chief Financial Officer and elected Chairman of the Board. The salary is to increase to $150,000 per year at the time the Company reaches profitability for a full fiscal year. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides for option grants under the Company's employee stock option plan of 100,000 options (post-reverse split) granted on April 2002, 25% of which vest at the beginning of each quarter. Further, 40,000 additional options are to be granted upon the Company's achievement of $9,500,000 in revenues and $50,000 EBITA for the calendar year 2002.

Effective April 22, 2002, the Company entered into an employment agreement with Salim Ghauri as the President of the Company and Chief Executive Officer of the Company's Pakistan subsidiary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $125,000. The salary is to increase to $150,000 per year at the time the Company reaches profitability for a full fiscal year. The agreement also provides for such additional compensation as the Board of Directors of the Company determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides for option grants under the Company's employee stock option plan of 100,000 options (post-reverse split) granted on April 2002, 25% of which vest at the beginning of each quarter. Further, 40,000 additional options are to be granted upon the Company's achievement of $9,500,000 in revenues and $50,000 EBITA for the calendar year 2002.

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

Litigation

Herbert Smith, a former attorney representing the Company, commenced a collection proceeding against the Company in the High Court of Justice, Queen's Bench Division, on July 31, 2002, claiming the Company owed a sum certain to it. The Company had signed an engagement letter dated October 18, 2000. Herbert Smith ("HS") was hired to proceed against Surrey Design Partnership Ltd. HS claimed the Company owed 171,733 pounds sterling or approximately $248,871 USD. This sum includes interest in the amount of 8% per annum and has been recorded as a note payable on the accompanying consolidated financial statements (see note 8). On November 28, 2002, a Consent Order was filed with the Court agreeing to a payment plan, whereby the Company is to pay $10,000 USD upon signing of the agreement, $4,000 USD a month for one year and $6,000 USD, per month thereafter until the debt is paid. During the year ended June 30, 2003 the Company paid $26,000 on this note.

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

On May 23, 2002, Allied Interstate Inc. filed a lawsuit for breach of contract, open book account, account stated, and reasonable value against the Company. Allied was assigned the claim from SuperNet AG, a subsidiary of The Company which was acquired from Florian Zgunea and Leonard Metcsh in Frankfurt Germany in May 2000. After almost two years, SuperNet failed to produce any revenues and the Company's board of directors agreed with the management to sell back SuperNet to Florian and Leonard and divest itself from the ISP business in Germany. The price of $120,000 was agreed upon and $40,000 was wired to Florian and Leo. Subsequently, the proxy battle with Shareholders Group LLC ensued whereby a Receiver was in place until August 2001. Once the Company's management was placed back in control, discussion with Florian and Leo commenced. Again, the Company agreed to make four payments of $80,000 and a promise to cooperate by providing all the books and records of SuperNet to the Company. In August 2001, the Company sent another payment of $20,000 as agreed upon. However, soon thereafter, the Company received an electronic correspondence from Florian that if the Company wanted all the books and records full payment was to be made. The Company did not make full payment and obtained books and records from alternate sources. Allied's position is that the Company breached its agreement with Florian and Leo, the Company's position is that because they refused to provided access to the books and records, they breached a covenant of the Agreement. The parties agreed on a settlement and on May 5, 2003, Florian and Leo were issued 160,000 and 40,000, respectively, shares of the Company's restricted Rule 144 stock, with a total value of $50,000 in settlement of this claim.

The Company is currently involved in proceedings with Adrian Cowler and The Surrey Design Partnership Limited, the former owners of Network Solutions Group Limited ("NSGL"). On October 2, 2000, the Claimants filed its Particulars of Claim and the Company served its Defense and Counterclaim on 13th December 2000. The Parties reached a settlement on January 29, 2002 with the following terms I) The Company to pay 50,000 pounds sterling; II) 3,000 pounds sterling to be paid for 24 months beginning 31, March 2002; III) 4,000 pounds sterling to be paid for 24 months beginning March 31, 2004; IV) The Company to release 155,000 shares in escrow; V) 650,000 144 shares to be issued to Surrey Design. The

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company made some of the payments and issued all the shares. On June 11, 2002, Plaintiff filed an enforcement of judgment in California Superior Court of Los Angeles to enforce the judgment. A request for Entry of Default was filed on July 30, 2002. On September 10, 2002 the Company filed its Opposition to Plaintiff's request for Entry of Judgment and on September 16, 2002, Plaintiff filed its Motion to Strike the Company's Opposition. On September 25, 2002, the Company and Surrey Design entered into an Agreement to Stay Enforcement of Judgment. The terms of the Agreement included (i) The Company to pay 25,000 pounds sterling upon execution of this Agreement; (ii) By February 20, 2003, the Company to pay an addition 25,000 pounds sterling; (iii) From October 31, 2002 to February 28, 2003, the Company to pay 3,000 pounds sterling; and (iv) from March 31, 2003 for a period of 24 months, The Company to pay 4,000 pounds sterling. The settlement amount has been recorded in the accompanying consolidated financial statements as a note payable (see Note 8). As of June 30, 2003, the Company has paid approximately 73,546 pounds sterling or $111,248 USD.

On March 27, 2003, Arab Commerce Bank filed a complaint in the Supreme Court of the State of New York (Index No. 600709/03) seeking damages for breach of a Note Purchase Agreement and Note. Plaintiff alleges that the Company did not issue stock in a timely manner in December 2000 resulting in compensatory damages in the amount of $146,466.72. The litigation arises out of a transaction from late 1999 in which Arab Commerce Bank invested $100,000 in the Company's securities through a private placement. Plaintiff claims that the removal of the legend on its shares of common stock longer than contractually required. During this purported delay, the market value of the Company's common shares decreased. The Plaintiff is essentially seeking the lost value of its shares. In the event the Plaintiff is unable to collect the amount sought, the complaint requests that The Company repay the principal sum of the Note of $100,000 and interest at the rate of 9% per annum based on the maturity date of December 10, 2000. The Company is in the process of negotiating a settlement on this matter.

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

NOTE 12 - SEGMENT AND GEOGRAPHIC AREAS

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

NOTE 13 - SUBSEQUENT EVENTS

On May 5, 2003, the Company entered into an investment banking relationship with a New York based bank; Maxim Group, LLC. In July, the Company closed the first Private Placement Offering with Maxim as the placement agent for $1.2MN. The Company is required to register these shareholders shares on a Selling Shareholders' registration statement. The Company may explore new financing once this registration is effective, based on its capital needs.

On August 18, 2003, the Company effected a 1 for 5 reverse stock split for all the issued and outstanding shares of common stock, approved by the shareholders on August 15, 2003. The reverse stock split was affected to create a capital structure that met with the minimum bid requirements of NASDAQ Small Cap and to ensure that the Company's shares are traded at a price that is consistent with the expectations of the investment community.

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

In August 2003, the Company entered into an agreement with United Kingdom based Akhtar Group PLC (Akhtar). Under the terms of the agreement, Akhtar Group acquired 49.9 percent of the Company's subsidiary, Pakistan based Netsol Connect PTV Ltd. (NC), an Internet service provider (ISP) in Pakistan. As part of this Agreement, NC changed its name to NetSol Akhtar. The new partnership with Akhtar Computers is designed to rollout the services of connectivity and wireless to the Pakistani national market. On signing of this Agreement, the Shareholders agreed to make the following investment in the Company against issuance of shares:

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

	2003	2002
Statements of operations:
Net loss before allocation of minority shareholders	(2,137,506)	(5,998,864)
Minority allocation	(8,041)	273,363

Net Loss	$(2,145,547)	$(5,725,501)

Basic and diluted loss per share	$(0.48)	$(1.90)

Balance Sheet items as of June 30, 2003:

Total assets	$8,932,251
Total liabilities	$3,667,399
Shareholders' equity	$5,264,852