Form 10KSB
period 2004-06-30
NETSOL TECHNOLOGIES INC
filed 2004-09-21
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22773

NETSOL TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

NEVADA	95-4627685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23901 Calabasas Road, Suite 2072,
Calabasas, CA 91302
(Address of principal executive offices) (Zip code)

(818) 222-9195 / (818) 222-9197
(Issuer's telephone/facsimile numbers, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

(None)

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, $.001 PAR VALUE
(TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [_]

Registrant's net revenues for the fiscal year ended June 30, 2004 were $5,749,062.

As of September 13, 2004, Registrant had 9,545,693 shares of its $.001 par value Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I
PAGE

Item 1	Business	1
Item 2	Properties	13
Item 3	Legal Proceedings	14
Item 4	Submission of Matters to a Vote of Security Holders	14

PART II

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	22
Item 10	Executive Compensation	25
Item 11	Security Ownership of Certain Beneficial Owners and Management	28
Item 12	Certain Relationships and Related Transactions	28

PART IV

Item 13	Exhibits and Reports on Form 8-K	29

Item 14	Principal Accountant Fees and Services	30

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

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (F/K/A NetSol International, Inc. "NetSol" or the "Company") is an end-to-end information technology ("I/T") and business consulting services provider for the lease and finance, banking and financial services industries. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. The Company’s focus has remained the lease and finance, banking and financial services industries. The Company operates on a global basis with locations in the U.S., Europe, East Asia and Asia Pacific. By utilizing its worldwide resources, the Company believes it has been able to deliver high quality, cost-effective I/T services. NetSol Technologies Pvt. Ltd. ("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first software company in Pakistan in 1998 to achieve the ISO 9001 accreditation and was again the first software company in Pakistan to obtain Carnegie Mellon’s Software Engineering Institute ("SEI") Capable Maturity Model ("CMM") Level 3 assessment in 2003. CMM is a model for judging the maturity of the software process of an organization and for identifying the key practices that are required for the maturity of these processes. The CMM levels developed by SEI in conjunction with the software industry are the highest levels of recognition for quality and best practices for a software company.

COMPANY BUSINESS MODEL

NetSol offers a broad spectrum of I/T products and I/T services that deliver a high return on investment for its customers. NetSol has perfected its delivery capabilities by continuously investing in maturing its software development and Quality Assurance ("QA") processes. NetSol’s believes its key competitive advantage is its ability to build high quality enterprise applications using its offshore development facility in Lahore, Pakistan. In fact, about 80% of NetSol’s revenue is generated in US Dollars and 80% of its overhead is incurred in Rupees, providing NetSol with a distinct cost arbitrage business model.

Achieving Software Maturity and Quality Assurance.

NetSol, from the outset, invested heavily in creating a state of the art, world-class software development capability. A series of QA initiatives have delivered to NetSol the ISO 9001 certification as well as the CMM level 3 assessment. In a continued pursuit of excellence, the company is now operating on CMM Level 4 and is looking forward to a formal assessment in this regard in near future. This assessment would further solidify NetSol’s project delivery ability as well permit the Company to target a new market segment. This segment comprises of organizations and corporations who prefer to work with software providers with a minimal of CMM Level 4 rating. Achieving these CMM targets required dedication by all levels of the Company and evidenced at every echelon in the company.

SEI’s CMM, which is organized into five maturity levels, has become a de facto standard for assessing and improving software processes. Through the CMM, SEI and the software development community have established an effective means for modeling, defining, and measuring the maturity of the processes used by software professionals. The CMM for Software describes the principles and practices underlying software process maturity and is intended to help software organizations improve the maturity of their software processes in terms of an evolutionary path from ad hoc, chaotic processes to mature, disciplined software processes. Mature processes meet standardized software engineering methods and integratable into a customer’s system. Mature processes ensure enhanced product quality resulting in faster project turn around and a shortened time-to-market. In short, a mature process would, ideally, have fewer bugs and integrate better into the customer’s system.

The Company has always strived to improve quality in every aspect of its business. This quality drive, based on the Company’s vision, trickles from the top to the lowest levels in the organization. The Company believes that it is this quality focus that enabled the Company’s software development facility to become the first ISO 9001 certified software development facility in Pakistan in 1998. This accomplishment marked the beginning of the Company’s continuing long term program towards achieving the higher challenges of SW-CMM.

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

Professional Services

The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex I/T enterprise solutions to achieve its customers' strategic objectives. Its service offerings include bespoke software development, software analysis and design, testing services, off shore as well as onsite quality assurance services, consultancy in quality engineering and process improvement including assistance in implementation of ISO and CMM quality standards, Business Process Reengineering, Business Process Outsourcing, System Reengineering, Maintenance and support of existing systems, Technical Research and Development, Project Management, Market Research and Project Feasibilities.

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

The experience gained by the Company through its own software quality endeavors, has enabled the Company to offer consultancy services in the areas of Software Quality, Process Improvement, ISO Certification and SW-CMM Implementation. ISO certification and CMM services include, but are not limited to GAP Analysis against the standard ISO/CMM; Orientation Workshops; Guiding the Implementation of the plan developed after the GAP Analysis; Training on Standard Processes; Process implementation support off-site and on-site; assessment training; and assistance through the final assessment (Certification Audit for ISO). NetSol has already been chosen by the Pakistan Software Export Board under the direction of the Ministry of Information Technology and Telecommunication to provide consultancy to local software houses. The ministry plans to have 30 software houses achieve CMM level 3 compliance by the end of 2004. Management believes this demonstrates that NetSol has not only led the way in setting standards for the I/T industry in Pakistan but is now involved in facilitating local companies to achieve quality standards.

LeaseSoft

The Company also develops advanced software systems for the lease and finance industries. NetSol has developed "LeaseSoft" a complete integrated lease and finance package,

LeaseSoft, a robust suite of four software applications, is an end-to-end solution for the lease and finance industry. The four applications under LeaseSoft have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.

LeaseSoft is a result of more than six years of effort resulting in over 60 modules grouped in four comprehensive applications. These four applications are complete systems in themselves and can be used independently to exhaustively address specific sub-domains of the leasing/financing cycle. And, if used together, they fully automate the entire leasing / financing cycle.

The constituent software applications are:
  LeaseSoft Electronic Point of Sale (LeaseSoft.ePOS). LeaseSoft.ePOS is a web-based point of sale system for the use of dealers, brokers, agents, and sales officers to initiate credit applications. It is a web-based system and, though it can be used with equal efficiently on an intranet, the real ability is to harness the power of the Internet to book sales. LeaseSoft. ePOS users create quotations and financing applications (Proposals) for their customers using predefined financial products. The application is submitted to the back office system [such as LeaseSoft.CAP] for approval. After analysis, the application is sent back to the LeaseSoft. ePOS system with a final decision.

  Credit Application Processing System (CAP Formally known as Proposal Management System, PMS) LeaseSoft.CAP provides companies in the financial sector an environment to handle the incoming credit applications from dealers, agents, brokers and the direct sales force. LeaseSoft.CAP automatically gathers information from different interfaces like credit rating agencies, evaluation guides, contract management systems and scores the applications against defined scorecards. All of this is done in a very mechanized workflow culminating with credit team members making their decisions more quickly and accurately. Implementation of LeaseSoft.CAP dramatically reduces application-processing time in turn resulting in greater revenue through higher number of applications finalized in a given time. LeaseSoft.CAP is also an excellent tool to reduce probability of a wrong decision thus again providing a concrete business value through minimizing the bad debt portfolio.

  Contract Management System (CMS). LeaseSoft.CMS provides comprehensive business functionality that enables its users to effectively and smoothly manage and maintain a contract with the most comprehensive details throughout its life cycle. It also provides interfaces with company banks and accounting systems. LeaseSoft.CAM also effectively maintains details of all business partners that do business with the company including, but not limited to, customers, dealers, debtors, guarantors, insurance companies and banks. A number of leasing consultants have provided their business knowledge to make this product a most complete lease and finance product. NetSol’s LeaseSoft.CMS provides business functionality for all areas that are required to run an effective, efficient and customer oriented lease and finance business.

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
LeaseSoft is a state of the art software product and is available on both conventional 32 bit architecture hardware as well as the emerging new standard of high performance 64 bit computers.

Typically, NetSol’s sales cycle for these products ranges between two to five months. NetSol derives its income both from selling the license to use the products as well as from related software services. The related services include requirement study/gap analysis, customization on the basis of gaps development, testing, configuration, installation at the client site, data migration, training, user acceptance testing, supporting initial live operations and, finally, the long term maintenance of the system. Any changes or enhancement done is also charged to the customer. In the requirements study/gaps analysis the NetSol team of LeaseSoft goes at the client site to study client’s business, functional requirements and maps them against the existing functionality available in LeaseSoft. LeaseSoft has now reached a stage where hardly, if any gaps, are identified as a result of such a study. In the customization phase the gaps are made part of LeaseSoft through a development cycle. This development takes place in Lahore Pakistan. Then the new as per requirement system is thoroughly tested. This phase also takes place in Pakistan. LeaseSoft is a highly parameterized configurable application and hence it is then configured according to the business of the customer. This phase can take place both onsite as well as in Lahore and is usually is partially done in Lahore. Next, follows the installation of the system at client site. In case the customer was already using some other system and already has data in electronic form, then NetSol’s data migration team, through a very well defined set of procedures, migrates this data from the old system to the LeaseSoft database. Data migration is a mix of both client site and Lahore based work. The client is also imparted training in the areas of business user training, functional business training and system administration training. Training is followed by user acceptance testing (UAT) where client nominated staff and NetSol consultants test the system against the business requirements. After UAT the system is put in normal business use. LeaseSoft is a mission critical software and the whole business operations from the asset side of a finance / leasing company hinge upon the performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins.. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. These practices enable NetSol to increase marginal revenue in proportion larger than the marginal cost incurred.

License fees can vary generally between $100,000 up to $1,000,000 per license depending upon the size and complexity of customers’ businesses. There are various attributes which determine the level of complexity a few of which are number of contracts, size of the portfolio, business strategy of the company, number of business users, and, branch network of the customer. The revenue for the license and the customization flows in several phases and could take from six months to two years before its is fully recognized as income in accordance with generally accepted accounting principles. The annual maintenance fee, which usually is an agreed upon percentage of overall monetary value of the implementation, then becomes an ongoing revenue stream realized on a yearly basis.

As a marketing strategy NetSol is preparing a lighter version of LeaseSoft to target companies with simpler business models. LeaseSoft is highly modular. Hence various sets of functionalities can be used against the restricted requirements of the client. For example the colletions module of LeaseSoft can be used for management of receivables and over due collection. Similarly, business partner database can be used to manage all the information of individuals and corporations interacting with the finance companies even if the interaction is based on multiple roles. Litigation, repossession and remarketing are a few of the many other modules which can be used in isolation.

NetSol manages this sale cycle by having two specialized pools of resources for each of the four products under LeaseSoft. One group focuses on software development required for customization and enhancements. The second group comprises of LeaseSoft consultants concentrating on implementation and onsite support. Both the groups are being continually trained in the domain of finance and leasing, the system functionality, communication skills, organizational behavior and Client Management.

The Asian continent from the perspective of marketing is targeted from NetSol Technologies based in Lahore. NetSol Abraxas looks after the marketing activities for Australia and New Zealand. However, NetSol Technologies’ business development team also assists NetSol Abraxas in the marketing endeavors. NetSol UK, based out of London, the financial hub of Europe, looks after the European market. NetSol UK has also appointed a representative in Denmark to further focus on Denmark as well as the neighboring countries. The marketing for LeaseSoft in USA and Canada is carried out by NetSol USA. As with NetSol Abraxas, NetSol Technologies (Pvt.) Limited services NetSol UK and NetSol USA whenever required.

NetSol has now established a very strong strategy to aggressively market LeaseSoft in various regions of the world. As part of the strategy, NetSol is forming alliances with reputable I/T companies and has already appointed distributors in Japan and Indonesia. In Japan NetSol is front ended by gedas Japan a subsidiary of Volkswagen Germany. Furthermore NetSol is looking forward to developing partner networks all across the world with reputable companies.

Management believes that LeaseSoft has begun to be recognized as a unique, world-class solution.  This belief is based on the following instances:
  Intel has been recognized as a Solution Blueprint by Intel Corporation. Intel has very stringent technical and market potential criteria for designating a solution as a "solution blueprint".
  Frame Agreement with DaimlerChrysler Services AG (DCS)
NetSol’s Frame Agreement with DCS short lists LeaseSoft as a preferred software for managing the wholesale and retail side leasing and finance business of DCS. DCS supports the sales of DC vehicles through financial services.

The current LeaseSoft client base includes DaimlerChrysler Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand and Taiwan), Yamaha Motors Finance Australia and Toyota Leasing Thailand.

NetSol also maintains a LeaseSoft specific product website www.leasesoft.biz

Status of New Products and Services

With the acquisition of Pearl Treasury System, the Company expands its menu of software into the banking and other financial areas.

Pearl Treasury System (PTS)

In 2003, NetSol acquired the intellectual property rights ("IPR") of Pearl Treasury System ("PTS"). PTS was developed to 70% completion in the late 1990s by a group of banking and I/T visionaries in the UK, led by Noel Thurlow, the system designer. Noel has 30 plus years in banking through his positions as Trader and Head of Trading, Treasury, Risk, Operations and I/T for banks such as Bankers Trust and Mitsubishi Trust & Banking. Along with the IPR, NetSol retained Noel’s domain knowledge and direct, full-time involvement as the ongoing system designer and NetSol’s VP and Global Head of Banking Products.

PTS was originally developed on two tier client server technologies and was designed to provide full process automation and decision support in the front, middle and back offices of treasury and capital markets operations. On internal review of PTS by Noel and NetSol’s already established I/T and banking specialists post acquisition, it was decided to re-write the system within .NET technologies, bringing the system into the leading edge n-tier/browser-based environment. The project name for this program is Trapeze, and 70% of the Phase One deliverable is complete. PTS and Trapeze have more than 70 person years of development effort and $4 million already invested.

The tremendous flexibility enabled by the comprehensive data model and multi-tier architectural design of Trapeze has been fully recognized, identifying the potential to further develop Trapeze beyond treasury and capital markets. Additionally, Trapeze is modular and can therefore be implemented as best-of-breed solutions for, example, front-office trading, middle office credit or market risk, or back office settlement. Trapeze can also be implemented to support all these areas, plus others, as a single fully integrated solution.

Trapeze provides NetSol with the significant opportunity to gain a sizable share of the treasury, capital markets and wholesale banking systems markets. Following a lull in the banking solution purchase market, caused by Y2K and disasters such as 9/11, market analysts, such as Celent and IBS Publishing, are forecasting significant system replacement activity over the next few years, particularly in the area of treasury management.

NetSol is currently and actively seeking a small number of banks and financial institutions to be pilot development partners for the final stage of the Phase One development program, implementing Trapeze to support their specific requirements.

Growth Through Acquisition

In Mid-2004, NetSol management identified mergers and acquisitions as potential methods of capitalizing on the demand of the Company’s flagship product, LeaseSoft and assisting the Company in launching its treasury banking software systems. This, together with the visable turnaround in the services and outsourcing sectors in global markets. it made perfect business sense to follow a growth strategy that would encompass both organic growth and as well mergers and acquisitions. As 2004 progressed, however, it became necessary to focus the emphasis growth on capitalizing on organic growth and investing in building up the Company’s marketing and sales organization.

Given this, and after several rounds of due diligence and negotiations, the proposed acquisition of a California based I/T company in early 2004, was mutually and amicably abandoned by the parties in July 2004. Since this, the Company has focused on aggressively implementing a marketing and sales plan. While we are experiencing a solid traction for our core business, we will continue to explore potential mergers or acquisitions with suitable IT companies with synergy, strong management teams and the right valuation for acquisition.

Growth through Establishing Partners Network

NetSol is well aware that market reach is essential to effectively market I/T products and services around the globe. For this purpose, the Company is looking forward to establishing a network of partners worldwide. These companies will represent NetSol in their respective countries and will develop business for NetSol.

In May 2004, the Company entered into an agreement with gedas Japan, a subsidiary of Berlin based gedas Group, a division of Volkswagen Germany, whereby gedas Japan agreed to market and sell the Company’s LeaseSoft product line in the Asia Pacific markets including Japan.

Strategic Alliances

LeaseSoft is recognized as Solution Blueprint by Intel Corporation. Intel has very stringent technical and market potential criteria for marking a solution as solution blueprint. The document is also available online from Intel’s website http://www.intel.com/business/bss/solutions/blueprints/industry/finance/index.htm

NetSol and Intel Corporation have a strategic relationship that would potentially permit NetSol to market its core product, ‘LeaseSoft’, through Intel websites. In a joint press release made earlier in 2004, by both NetSol and Intel, both companies would deliver a new Solution Blueprint for its core leasing solution. With the collaboration to create a world-class blueprint for the leasing and finance industry, deployment should become even faster and smoother for our customers. Intel's website defines Intel’s Solution Blueprints as detailed technical documents that define pre-configured, repeatable solutions based on successful real-world implementations. Built on Intel® architecture and flexible building block components, these solutions help deliver increased customer satisfaction, lower operating costs, and better productivity. Through this strong relationship, NetSol has been invited by Intel in China and in San Francisco to present and introduce the company’s core product line to a global market.

DaimlerChrysler Services Asia Pacific has established "Application Support Center (ASC)" in Singapore to facilitate the regional companies in LeaseSoft related matters. This support center is powered by highly qualified technical and business personnel. ASC LeaseSoft in conjunction with NetSol Technologies (Pvt.) Ltd. Lahore are supporting DCS companies in seven different countries in Asia and this list can increase as other DCS companies from other countries may also opt for LeaseSoft.

NetSol has appointed gedas Japan, a subsidiary of Berlin-based gedas Group, as its Japanese distributor for the company's LeaseSoft suite of fully integrated software solutions for the leasing and financial services industries. gedas Group is a wholly-owned subsidiary of the Volkswagen Group and has a history of success in the information technology (IT) market that spans some 20 years. In the year 2003, gedas achieved global revenues totaling EUR 576 million, 80 percent of which were generated in the world's main automotive production centers.

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

NetSol Connect, Pvt. Ltd., a wholly owned IP backbone and broadband subsidiary of the Company, has recently forged a partnership with UK based computer company, Akhtar Computers of U.K. Pursuant to this agreement, NetSol has retained control of the Company with ownership of 50.1% to Akhtar’s 49.9%. This alliance is designed to permit NetSol to benefit from the potentially high growth of the telecommunications market by bringing in new technology, new resources and capital while permitting NetSol to focus on its core competencies of developing and marketing software. NetSol Akhtar acquired, for cash, another small internet connectivity business named Raabta Online in Pakistan. This acquisition expands the presence of NetSol Akhtar’s connectivity business to at least three major cities of Pakistan.

In June 2004, the Company entered into a Frame Agreement with DaimlerChrysler AG. This agreement, which serves as a base line agreement for use of the LeaseSoft products by DaimlerChrysler Services AG companies and affiliated companies, represents an endorsement of the LeaseSoft product line and the capabilities of NetSol to worldwide DaimlerChrysler entities. This endorsement has had a tremendous impact on our perspective customers, it has helped our sales and Business Development personnel to market and sell our LeaseSoft solution to blue chip customers around the world.

Technical Affiliations

The Company currently has technical affiliations as: a MicroSoft Certified Partner; a member of the Intel Early Access Program; and, an Oracle Certified Partner.

Marketing and Selling

The Marketing Program

NetSol management is extremely optimistic that the Company will experience huge opportunities for its products offerings in 2005. The Company is aggressively growing the marketing and sales organizations in the United Kingdom, Australia, Pakistan and the USA. Management believes that the year 2005 will be a year for some landmark growth and launching footprints in new markets, while penetrating in the established markets such as Asia Pacific and Europe.

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

Our dedicated marketing personnel within the business units undertake a variety of marketing activities, including sponsoring focused client events to demonstrate our skills and products, sponsoring and participating in targeted conferences and holding private briefings with individual companies. We believe that the industry focus of our sales professionals and our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements. As the US technology market gradually improving , NetSol marketing teams are concentrating on the markets overseas with cautious entry into the US market.

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

The Markets

NetSol provides its services primarily to clients in global commercial industries. In the global commercial area, the Company's service offerings are marketed to clients in a wide array of industries including, automotive: chemical; textiles; Internet marketing; software; medical; banks; U.S. higher education and telecommunication associations and, financial services.

Geographically, NetSol has operations on the West and East Coast of the United States, Central Asia, Europe, and Asia Pacific regions.

During the last two fiscal years, the Company's revenue mix by major markets was as follows:

	2004	2003

North American (NetSol USA)	12%	15%
Europe (NetSol Technologies, UK Ltd.)	6%	5%
Other International (Abraxas, NetSol Technologies Pvt. Ltd.,	82%	80%
NetSol Pvt., Ltd., NetSolAkhtar)

Total Revenues	100%	100%

Fiscal Year 2003 Performance Overview

The Company has effectively expanded its development base and technical capabilities by training its programmers to provide customized I/T solutions in many other sectors and not limiting itself to the lease and finance industry. The Company believes that the offshore development concept has been successful as evidenced by several companies in India, which according to the recent statistics by the Indian I/T agency, NASSCOM, showed software exports exceeding $11 billion in the year 2003-2004 and $9.5 billion in the year 2002-2003 as opposed to $7 billion in 2001.

NetSol Technologies PVT Ltd.

Our off shore development facility continues to perform strongly and has enhanced its capabilities and expanded its sales and marketing activities. In May 2004, NetSol inaugurated its newly built Technology Campus in Lahore, Pakistan. This state of the art, purpose-built and fully dedicated I/T and software development facility, is the first of its kind in Pakistan. NetSol also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park. By this agreement, the IT ministry would invest nearly 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility. NetSol has relocated its entire staff of over 250 employees into this facility and it is continuously growing. This facility is the backbone of NetSol business model and it provides the world class I/T talents and cost arbitrage scale of 8:1 to western customers.

The Lahore operation supports our worldwide customer base of the LeaseSoft suite of products and all other product offerings. NetSol has continued to lend support to the Lahore subsidiary to further develop its quality initiatives and infrastructure. The major initiative in this area is the final stage of phase 1 of the development of the technology campus. The development facilities in Pakistan, being the engine, which drives NetSol, continues to be the major source of revenue generation. The Pakistan operation has contributed nearly 55% of 2004 revenues, with $3,190,000 in revenues for the current year. This was accomplished primarily through export of I/T Services and product licensed to the overseas markets. The total revenue of NetSol Pakistan, including the Pakistan domestic market, was $3.67 million with a record profit of $1.63 million.

NetSol has signed on new customers for LeaseSoft as well as for bespoke development services. For LeaseSoft following new projects were earned by the company;

DaimlerChrysler Leasing Thailand (DCLT) - Licensing and customization of LeaseSoft.CMS
This was the significant break since CMS is the largest of the four applications from the LeaseSoft suit. DCLT till now had been using other products under LeaseSoft but now with implementation of CMS, end to end assets side business of DCLT will be on LeaseSoft.

Toyota Leasing Thailand (TLT) - Licensing, customization and implementation of LeaseSoft.CAP
TLT is a volume leader in captive finance companies in Thailand and it has chosen NetSol’s LeaseSoft.CAP to automate the credit evaluation process. The project is currently under way and looking at the NetSol expertise in Leasing and Finance TLT has also shown very keen interest in NetSol’s LeaseSoft.WFS to power its wholesale finance business. NetSol also considers it a big strategic break as once delivering successfully in Thailand NetSol will be in a very good position to target Toyota Finance companies around the world.

CMM Evaluation Consultancy Services for PSEB.
As a part of Ministry of Information Technology’s efforts for the process improvements in the operations of Pakistani software houses, NetSol, under the auspices of Pakistan Software Export Board, would be undertaking an exercise for these consultancy services for different software companies. The key aspects of these services would be CMM introduction, gap analyses for ISO 9001:2000 compliant procedures, CMM Level 2 pre-assessments, evaluations and tracking/analyses of such improvements.

NetSol has been identified as a premium I/T company in Pakistan. With its matured products and services, local demand is surging. A few of the recently signed agreements in the private and public sectors are:

  Software Process Improvement Services for NADRA. (National Database Registration Authority of Pakistan)
  MM Training Workshops as consultants for PSEB (Pakistan Software Export Board ).
  Credit MIS & FIS for PRSP (Punjab Rural Support Program)
  Electronic Credit Information Bureau for State Bank of Pakistan
  Punjab Portal
  Consultancy & Automation of Pakistan Administrative Staff College
The growing domestic business in Pakistan, as stated above is valued over tens of millions ruppees or hundreds of thousands of US dollars. NetSol has a very strong pipeline to win many more and major new projects in the public and private sectors. NetSol will continue to strive to become the most dominant IT solutions providers in this explosive growth market.

NetSol Technologies UK Ltd

NetSol Technologies Limited, the United Kingdom ("UK") subsidiary, was formed in Fiscal 2003. Located in the heart of the City of London, one of the world’s major banking and finance centers, the company is resourced with experts from the financial services industry, including its Chairman, Ed Holmes, with such experience as Group Executive Europe and chairman/CEO of Citibank International Plc. In addition, the UK subsidiary boasts substantial management, banking and solution sales experience through its high-caliber personnel. The UK subsidiary is responsible for the Company’s activities in the UK, Europe and Middle East and include the spearheading of the sales and marketing efforts for Trapeze, NetSol’s new treasury and wholesale banking solution; plus ongoing marketing and sales of the LeaseSoft portfolio of leasing solutions and NetSol’s range of on and off-shore I/T services.

Depending solely upon organic growth, the UK company produced $356,000 in revenue for the current fiscal year or 6% of the Company’s total revenues. The main focus of this entity is to market the array of banking and leasing solutions in the heart of the financial district in London and the rest of Europe. In May 2004, NetSol announced the signing of an agreement to develop new software programs for The Innovation Group ("TiG"), a provider of profit improvement solutions to the insurance industry.

Most recently, the UK operations entered into agreements with DCD Group UK, TiG and Habib Allied Bank in the UK. The revenue contribution for NetSol UK was $357,000 or about 6.2% of the revenues of 2004.

NetSol-Abraxas

The Australian market continues to be vibrant as NetSol maintains its customers such as Yamaha Motors, GMAC Australia, St. George Bank, DaimlerChrysler Finance in New Zealand, and Volvo Australia. The Company continues to pursue new customers and new business from its existing customers for its core product lines. The Company signed a strategic partnership agreement with Australian Motor Finance Pty. Limited ("AMF"), an Australia automotive lender. Under the terms of this agreement, NetSol will design and implement a point of sale system for AMF’s wholesale funding initiatives. The terms of the agreement permit NetSol to participate in transaction based revenue sharing with AMF. There are a number of new prospects that are in varying degrees of the decision-making process. The Australian subsidiary contributed 5% of revenues in fiscal year 2004., with $264,000 in revenues. A key senior person from LeaseSoft has been made a permanent part of NetSol Abraxas to aggressively follow the Australian and New Zealand market.

NetSolConnect-NetSol Akhtar

In August 2003, NetSol entered into an agreement with United Kingdom based Akhtar Group PLC (Akhtar). Under the terms of the agreement, Akhtar Group acquired 49.9 percent of the Company’s subsidiary; Pakistan based NetSolConnect Pvt Ltd., an Internet service provider (ISP) in Pakistan. As part of this Agreement, NetSolCONNECT changed its name to NetSol Akhtar. A change in the ownership structure in September 2003 and the consolidation and readjustment of the revenue model caused revenue reduction in fiscal year 2004 from as compared to the fiscal year 2003. However, of late, NetSol Connect has steadily grown its presence in tri cities (Karachi, Lahore and Islamabad.) The company acquired a small internet online company called Raabta Online in early 2004. This created a national presence for wireless broadband business in key markets that have experienced explosive growth. The telecom sector in Pakistan has a potential market size exceeding $100Million. NetSol Connect with its new laser and wireless technologies has a potential to become a major brand in Pakistan.

NetSol CONNECT was initially launched in early 2000 in Karachi, Pakistan's largest city. Prior to NetSol CONNECT's technology being brought to Karachi, the concept of high speed "ISP" backbone infrastructure was new in Pakistan. NetSol was the first company to turn such concept into reality. In the past two years, NetSol CONNECT became the second largest high speed and fast access ISP in Karachi. NetSol believes the ISP space is still in its infancy and the growth prospects are extremely good. By the end of Fiscal year 2002, the direct membership was over 40,000 subscribers. The main competitor of NetSol Akhtar has a subscriber base in the range of 40,000-50,000 in Karachi and has been in business for over 7 years. The partnership with Akhtar Computers is designed to rollout the services of connectivity and wireless to the Pakistani national market. This subsidiary contributed 14% of the revenues in fiscal year 2004, with $779,000 in revenues.

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

NetSol Akhtar Pvt Ltd. shall continue to aggressively seek revenues to growth. The revenue contribution for NetSol Akhtar was $778,000 or about 14% of 2004 revenues.

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

In the last fiscal year, NetSol USA signed agreements with CapitalStream, a Washington based software developer specializing in software to financial sectors. The revenue generated in fiscal year 2004 from Capital Stream and other US based customers was in excess of $ 675,000 with attractive profit margins. NetSol USA represented 12% of total, or $677,000, of the 2004 revenues.

LeaseSoft Sales

LeaseSoft got a major recognition when DaimlerChrysler Services (DCS) AG, Germany signed a global frame agreement with NetSol for LeaseSoft. Under terms of the open-ended global frame contract, LeaseSoft is named as one of the strategic, asset-based, finance software solutions for DCS. In addition to its LeaseSoft product suite, NetSol could also provide DCS with a range of fixed-rate, contractual professional and IT services, which are also covered by the frame agreement.

NetSol's professional services will include product customization, implementation, technical support, ongoing maintenance and upgrades. The company's technology and consulting services will include project management, systems analysis and business process reengineering. According to Naeem Ghauri, NetSol's chief executive officer, the company is currently providing similar services and a variety of LeaseSoft modules to DCS companies located in Taiwan, Thailand, Japan, New Zealand, Australia, South Korea and Singapore.

LeaseSoft is establishing itself as a dependable and preferred system in the niche market of asset based lease and finance. In 2003-2004, NetSol was able to sell a number of LeaseSoft licenses in Asia Pacific, details of which are as follows:

LeaseSoft.CMS DaimlerChrysler Leasing Thailand ("DCLT"). DCLT was already using LeaseSoft.WFS for managing their wholesale finance business and as soon as they decided to aggressively follow retail side leasing in Thailand they opted for NetSol’s Credit Application Processing System. LeaseSoft.CAP was successfully implemented at DCLT and is enabling DCLT to process larger numbers of applications per given period of time while simultaneously reducing probability of a default per approved loan. After the successful implementation of LeaseSoft.CAP, DCLT has opted for LeaseSoft.CMS to power their complete operations on retail side financing. The project is in the implementation phase.

LeaseSoft.CAP at Toyota Leasing Thailand (TLT). Toyota Leasing Thailand opted for LeaseSoft.CAP to automate the credit approval cycle through an objective point score based approval system implemented through a highly intensive workflow. TLT is a volume leader in Captive Finance companies in Thailand and getting TLT as LeaseSoft customer means that NetSol has best of both worlds in Thailand, i.e., DaimlerChrysler Leasing Thailand serving the Elite and prestige class as well as TLT the volume leaders in the country. This implementation is based on Oracle and Linux.

LeaseSoft.WFS Version upgrade at DaimlerChrysler Leasing Thailand (DCLT). .DCLT was using LeaseSoft.WFS version 3.2. However, the new 4.1 version had enhanced features and to make use of the new functionality set DCLT upgraded their version to the latest one.

NetSol also completed the on going implementation of LeaseSoft.WFS at DaimlerChysler Services Korea. A peculiar aspect of this implementation is that it is an off site implementation where by the users sit and use the system in Korea where as the system in reality is hosted in Singapore.

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

Technology Campus

The Company broke ground for its Technology Campus in January 2000 with a three-phase plan of completion. Initially, the Company anticipated the completion of Phase One by fall 2001, but due to the delay in financing, and other challenges facing the Company, the completion was delayed. The Technology Campus was completed in May 2004 and the Lahore operations relocated to the facilities in May 2004. By relocating the entire Lahore operation from its previously leased premises to the Campus, the Company would save approximately $150,000 annually. Once fully operational and completed, the campus is expected to house over 2,500 I/T professionals in approximately three acres of land. The campus site is located in Pakistan's second largest city, Lahore, with population of six million. An educational and cultural center, the city is home to most of the leading technology oriented academia of Pakistan including names like LUMS, NU-FAST & UET. These institutions are also the source of quality I/T resources for the Company. Lahore is a modern city with very good communication infrastructure and road network, The Technology campus is located at about a 5-minute drive from the newly constructed advanced and high-tech Lahore International Airport. This campus will be the first purpose built software building with state of the art technology and communications infrastructure in Pakistan. The Company has made this investment to attract contracts and projects from blue chip customers from all over the world.

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

As of June 30, 2004, we had 294 full-time employees; comprised of 195 I/T project personnel, 55 employees in general and administration and 44 employees in sales and marketing. There are 8 employees in the United States, 270 employees in Pakistan, 6 in Australia and 10 in the United Kingdom. None of our employees are subject to a collective bargaining agreement.

An interesting recent trend in Pakistan is that highly skilled and experienced technical resources are coming back to the country for settling down permanently. This phenomenon has virtually created a situation of reversal of the brain drain Pakistan was going through for years. NetSol making use of this situation has hired some very experienced and highly skilled resources in Lahore. The improved relationship with neighbor India, the outsourcing trends seems to be picking steam. As the borders are opened up there is a growing access of human capital and It infrastructures in both sides. This has positively affected NetSol business both local and international as we now can openly compete with the IT markets of India.

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

Some of the competitors of the Company are International Decisions Systems, McCue Systems, EDW, Data Scan, KPMG, CresSoft, Kalsoft, Systems Limited, Cybernet, SouthPac Australia and a few others. These companies are scattered worldwide geographically. In terms of offshore development, we are in competition with some of the Indian companies such as Wipro, HCL, TCS, InfoSys, Satyam Infoway and others. Many of the competitors of NetSol have longer operating history, larger client bases, and longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, and public relations resources than NetSol. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

Customers

Some of the customers of NetSol include: DaimlerChrysler Services AG; DaimlerChrysler Asia Pacific - Singapore; Mercedes Benz Finance - Japan; Yamaha Motors Finance - Australia; Tung-Yang Leasing Company Taiwan; Debis Portfolio Systems - UK; DaimlerChrysler Services - Australia; DaimlerChrysler Leasing - Thailand; DaimlerChrysler Services - Korea; UMF Leasing Singapore; and, DaimlerChrysler Services New Zealand. In addition, NetSol provides offshore development and customized I/T solutions to blue chip customers such as Citibank Pakistan, DCD Holding UK, Toyota Leasing Thailand, and Habib Allied Bank UK. With the Altvia acquisition, NetsSol has acquired, as clients, some of the most well known higher education and telecommunications associations based in the United States East Coast. NetSol is also a strategic business partner for DaimlerChrysler (which consists of a group of many companies), which accounts for approximately 20% of our revenue. No other individual client represents more than 10% of the revenue for the fiscal year ended June 30, 2004.

As compared to the previous year, NetSol (Pvt.) Ltd. was able to materialize a number of services contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them were solely focusing on software development and engineering. This year, NetSol, has gone a step further by providing Quality Assurance, Business Process Re-engineering and CMM consultancy services to organizations so as to improve their quality of operations and services. These clients include private as well as public sector enterprises. Also, NetSol was successful in consolidating its standing as one of the preferred solutions providers for the Military sector and Defense organizations. The service offering portfolio of NetSol has now diversified into a comprehensive supply chain of end to end services and solutions catering to BPR, consultancies, applications development, engineering as well as other supporting processes

New Local Customers are as follows:
•	Pakistan Administrative Staff College

•	Punjab Portal Government of Punjab

•	Punjab Rural Support Program

•	Pakistan Software Export Board

•	NADRA

•	Pakistan Air War College

•	State Bank of Pakistan

The Internet

The Company is committed to regaining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet provides greater convenience and efficiency to customers and, in turn, to the Company. The Company receives 150,000 hits per month to www.NetSoltek.com. The Company also maintains a product specific website for LeaseSoft at www.leasesoft.biz .

Through its Web sites, customers, potential customers and investors can access a wide range of information about the Company's product offerings, can configure and purchase systems on-line, and can access volumes of support and technical information about the Company.

Operations

The Company's headquarters are in Calabasas, California. Nearly 90% of the production and development is conducted at NetSol in Lahore, Pakistan. The other 10% of development is conducted in the Proximity Development Center or "PDC" in Adelaide, Australia. The majority of the marketing is conducted through NetSol USA, NetSol Abraxas Australia, and NetSol UK. These are the core operating companies engaged in developing and marketing IT solutions and software development and marketing.

NetSol UK services and supports the clients in the UK and Europe. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions.

A significant portion of the software is developed in Pakistan. Despite of the global unrest, regional tension and downturn in the US markets, the economy of Pakistan is bouncing back. For the first time in the history of Pakistan, the foreign exchange reserve has exceeded $13.0 billion in comparison with just below $2.0 billion in 2000. The stock market in Pakistan is the most bullish in the Asia Pacific region with market growth over 300% year to date (Karachi Stock Exchange on October 18, 2001 was at 1,103 points vs. about 5,500 in recent times). Pakistan, now a close US ally, is recognized by the western world as becoming very conducive and attractive for foreign collaboration and investments. The Company is in an extremely strong position to continue to use this offshore model, which includes competitive price advantage to serve its customers. Just recently Moody’s International assessed Pakistan as less vulnerable than many countries in the Asia Pacific region. Also, Standard & Poors rating on Pakistan has been improved to positive. The present government has taken major bold steps to attract new foreign investment and bolster the local economy. Foreign Direct Investment exceeded $900 million, a record high, in 2004. The trend continues to grow steadily. The US dollar reserves of State Bank of Pakistan has shot up over $13 billion from less than $1 billion in 2000. Overall, the economy of Pakistan is experiencing substantial growth as demonstrated by the record high 6.1% growth of the gross domestic product in 2004. The confidence of the local investors and foreign investors has been undoubtedly enhanced resulting in stronger demand of new listing in the stock markets. Most recently the telecom sector received a boost when the I/T ministry was able to successfully auction two new mobile phones licenses for a total of $592 million to two European Telecom conglomerates. This was a landmark development and it simply underscores the confidence and growing interest of foreign companies in investing in Pakistan.

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

ITEM 2 - PROPERTIES

Company Facilities

As of December 2003, the Company’s headquarters were moved from its previous facility to one with approximately 1,919 rentable square feet and a monthly rent of $3,933 per month. The lease is a two-year and one-half month lease expiring in December 2005. The Company’s current facilities are located at 23901 Calabasas Road, Suite 2072, Calabasas, CA, 91302.

Other leased properties as of the date of this report are as follows:

Location/Approximate Square Feet		Purpose/Use	Monthly Rental Expense

Australia.	1,140	Computer and General Office	$1,380

United Kingdom	378	General Office	$5,500

Maryland	1,380	General Office	$2,530

The Australia lease is a three-year lease that expires in September 2007 and currently is rented at the rate of $1,380 per month. UK operations are currently conducted in leased premises operating on a month-to-month basis with current rental costs of approximately $3,000 per month. The facilities in Maryland are leased for a three-year term that expires in June 2007. The monthly rent is $2,530.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space.

Lahore Technology Campus

The newly built Technology Campus was inaugurated in Lahore, Pakistan in May 2004. This facility consists of 40,000 square feet of computer and general office space. This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan. Title to this facility is held by NetSol Technologies Pvt. Ltd. And is not subject to any mortgages. The Company also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park. By this agreement, the IT ministry would invest nearly 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility. NetSol has relocated its over 250 employees into this new facility.

ITEM 3 - LEGAL PROCEEDINGS

On July 26, 2002, the Company was served with a Request for Entry of default by Surrey Design Partnership Ltd. ("Surrey"). Surrey’s complaint for damages sought $288,743.41 plus interest at the rate of 10% above the Bank of England base rate from January 12, 2002 until payment in full is received, plus costs. The parties agreed to entry of a Consent Order whereby NetSol agreed to make payments according to a payment schedule. NetSol made payments up to May of 2002 but was unable to make payments thereafter. On September 25, 2002, the parties signed an Agreement to stay Enforcement of Judgment whereby NetSol will make further payments to Surrey until the entire sum is paid. The current terms of the payments schedule require the payment of 4,000 pounds sterling for a period of 24 months commencing March 31, 2003 and ending 24 months thereafter. During the year ended June 30, 2004, we have paid 60,445 British pounds sterling on this debt.

On July 31, 2002, Herbert Smith, a law firm in England, which represented NetSol in the Surrey matter filed claim for the sum of approximately $248,871 USD (which represents the original debt and interest thereon) in the High Court of Justice Queen’s Bench Division. On November 28, 2002, a Consent Order was filed with the Court agreeing to a payment plan, whereby the Company paid $10,000 USD on execution $4,000 USD a month for one year and $6,000 USD per month thereafter until the debt is paid. During the year ended June 30, 2004 the Company has paid $73,000 as part of this settlement.

On March 3, 2004 Uecker and Associates, Inc. as the assignee for the benefit of the creditors of PGC Systems, Inc. formerly known as Potera Systems, Inc. filed a request for arbitration demanding payment from NetSol for the amounts due under a software agreement in the amount of $175,700. On March 31, 2004, we filed an answering statement to the request of Uecker & Associates denying each and every allegation contained in the Claim filed by Uecker & Associates and stating NetSol’s affirmative defenses. The claim is being settled by binding arbitration before the American Arbitration Association (AAA). The parties selected an arbitrator in April 2004; however, due to demands to her schedule, in August 2004, AAA requested that the parties select another arbitrator. The parties are currently in the process of selecting another arbitrator. Dates for the arbitration hearing have been set for November 17 and 18. An arbitrator has been selected and the parties are selecting dates for arbitration in this matter. NetSol intends to vigorously defend this action.

On May 12, 2004, Merrill Corporation served an action against NetSol for account stated, common counts, open book account and unjust enrichment alleging amounts due of $90,415.33 together with interest thereon from August 23, 2001. On June 24, 2004, the parties reached a settlement agreement. Merrill Corporation agreed to accept $75,540 as payment in full to be paid $10,450 at the time of settlement and the balance in five monthly installments of $13,000 per month. The action with be dismissed with prejudice upon receipt of the final payment.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ending June 30, 2004.

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

	2003-2004		2002-2003
Fiscal
Quarter	High	Low	High	Low

1st (ended September 30)	5.50	1.94	.80	.35

2nd (ended December 31)	3.16	2.05	1.30	.25

3rd (ended March 31)	3.15	2.07	1.24	.75

4th (ended June 30)	3.09	2.01	3.50	.95

RECORD HOLDERS - As of September 13, 2004, the number of holders of record of the Company's common stock was 110. As of September 13, 2004, there were 9,545,693 shares of common stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security holders	1,762,277(1)	$2.15(2)	1,977,252(3)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	1,762,277	$2.15	1,977,252

(1)	Consists of 189,777 under the 2001 Incentive and Nonstatutory Stock Option Plan; 1,122,500 under the 2002 Incentive and Nonstatutory Stock Option Plan and 450,000 under the 2003 Incentive and Nonstatutory Stock Option Plan.
(2)	The weighted average of the options is $3,788,896.
(3)	Represents 427,252 options available for future issuance under the 2002 Incentive and Nonstatutory Stock Option Plan and 1,550,000 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan .

(b) RECENT SALES OF UNREGISTERED SECURITIES

In August 2003, Mr. Hugh Duddy was issued options to acquire 160,000 shares of NetSol Technologies, Inc. stock as compensation for consulting services provided by Mr. Duddy. Mr. Duddy’s options entitle him to acquire up to 40,000 shares of common stock at the exercise price of $1.00 per share; 40,000 shares of common stock at the exercise price of $2.50 per share; 40,000 shares at the exercise price of $3.75 per share; and 40,000 shares at the exercise price of $5.00 per share. Each option may be exercised from the date of grant until November 14, 2007 or as otherwise limited by NetSol’s nonstatutory stock option plan.

In an offering closing prior to the reverse stock split in August 2003, we sold 809,999, post-reverse split, shares of restricted common stock to 12 accredited investors for total consideration of $1,215,000 in reliance on an exemption from registration available under Rule 506 of Regulation D of the Securities Act of 1933, as amended. This offering originally provided units consisting of shares of common stock and warrants to acquire common stock but was amended to adjust the number of shares consistent with NASDAQ compliance requirements. As part of the placement agent agreement with Maxim Group LLC, NetSol issued warrants to purchase 81,000 shares of common stock to Maxim Partners, nominee of Maxim Group LLC.

On August 20, 2003, we entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, NetSol borrowed $500,000 from the investor. The note has an interest rate of 8% per annum. The note is due on a date that is one hundred (120) days from the issuance date. On December 16, 2003, the note holder converted the note into 285,715 shares of the Company’s common stock. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended.

On October 14, 2003, NetSol executed an agreement to acquire Pearl Treasury System Ltd, a United Kingdom company. This acquisition requires NetSol to issue up to 60,000 shares of common stock to the shareholders of Pearl Treasury System, Ltd. The shares used to acquire this asset were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. On December 16, 2003, 41,700 shares were issued under this agreement and the remaining 18,300 were issued on April 20, 2004 upon the completion of the software delivery warranties.

On December 16, 2003, we issued 34,843 shares, valued at $100,000, to ACB, Ltd., formerly Arab Commerce Bank, as part of a settlement of an action instituted by ACB Ltd. against NetSol. The shares were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. On February 6, 2004, NetSol issued an additional 10,352 shares valued at $35,135 for interest to ACB (formerly Arab Commerce Bank) pursuant to the terms of the legal settlement dated November 3, 2003. These shares were issued as part of the settlement agreement with ACB. The shares were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended.

On December 17, 2003, NetSol entered into a loan agreement with an accredited non-U.S. investor, Noon Group. Under the terms of the loan, NetSol borrowed $100,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is six months from the issuance date. In the event of default by NetSol only, the note is convertible into shares of common stock at $1.95 per share, and 51,282 warrants at the exercise price of $3.25 per share which expire one year from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. On March 24, 2004, the loan was converted into 51,282 shares of NetSol’s common stock. On June 10, 2004, an additional 5,861 shares of the Company’s common stock were issued for interest valued at $11,429.

On December 24, 2003, NetSol entered into a loan agreement with an accredited non-U.S. investor, Akhtar Group. Under the terms of the loan, NetSol borrowed $250,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is one hundred and twenty (120) days from the issuance date. In the event of default by NetSol only, the note is convertible into shares of common stock at $1.85 per share, and 135,135 warrants at the exercise price of $3.00 per share which expire six months from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. Effective March 8, 2004, the loan was converted into 135,135 shares of NetSol’s common stock.

On March 26, 2004, NetSol issued debentures to 23 accredited investors in a principal amount of one million two hundred thousand dollars ($1,200,000). The debentures mature two years from the date of the debenture, or March 26, 2006 and bear interest at the rate of 10% per annum payable in common stock or cash at NetSol’s option, on a quarterly basis. Pursuant to the terms of a supplement between NetSol and the debenture holders, the conversion rate was set at one share for each $1.86 of principal. As part of that amendment, each debenture holder is entitled to receive, at conversion, warrants to purchase up to 50% of the shares issuable to the debenture holders at conversion at the exercise price of $3.30 per share. These warrants expire in June 2009. These debentures and warrants were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

On May 20, 2004, NetSol issued 386,363 shares of common stock and warrants to acquire up to 163,182 shares of common stock at the exercise price of $3.30 per share to nine accredited investors. These shares and warrants were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

In June 2004, NetSol issued a total of 45,000 shares of common stock, valued at $39,240, to its directors as compensation for board service completed in January 2004. These shares were issued in reliance on an exemption from registration available under Regulation D and S of the Securities Act of 1933, as amended.

Certain sales milestones were achieved for the NetSol Altvia subsidiary during the current year. On February 5, 2004, NetSol issued 100,000 shares to Altvia as agreed in the acquisition agreement. These shares were issued in reliance on an exemption available under Regulation D of the Securities Act of 1933, as amended.

During the year, a total of 123,350 shares of NetSol’s common stock, valued at $209,200, were issued to three investors as reimbursement for debts of NetSol paid by the investors. These shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933, as amended.

During the fiscal year ended June 30, 2004 and 2003, employees exercised options to acquire 1,067,309 and 954,983 shares of common stock in exchange for a total exercise price of $1,370,551 and $850,816, respectively.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2004.

Forward Looking Information

This report contains certain forward-looking statements and information relating to NetSol that is based on the beliefs of management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to NetSol or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of NetSol with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results may vary materially from those described in this report as anticipated, estimated or expected. NetSol’s realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render NetSol’s technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company’s business is built. NetSol does not intend to update these forward-looking statements.

PLAN OF OPERATIONS

Management has set the following new goals for NetSol’s next 12 months.

Initiatives and Investment to Grow Capabilities

•	Achieve CMM Level 4 Accreditation in 2004.
•	Enhance Software Design, Engineering and Service Delivery Capabilities by increasing investment in training.
•	Enhance and invest in R&D or between 5-7% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.
•	Aggressively expand the sales and marketing organization in all key locations by hiring senior and successful personnel.
•	Recruit additional senior level Managers both in Lahore and Bangalore facilities to be able to support potential new customers from the North American, Asia Pacific and European markets.
•	Embark on a program of recruiting the best available talent in Project and Program Management.
•	Increase Capex, to enhance Communications and Development Infrastructure.
•	Launch new business development initiatives in hyper growth economies such as China.
•	Create new technology partnership with Oracle and strengthen our relationship with Intel in Asia Pacific and in the USA.
•	Aggressively market LeaseSoft specially in Asia Pacific , Europe and globally.

Top Line Growth through Investment in aggressively marketing organically and by mergers and acquisition ("M&A") activities:

•	Launch LeaseSoft into new markets by assigning new, well-established companies as distributors in Europe, Asia Pacific
•	Aggressive marketing in China for LeaseSoft and related services
•	Expand relationships with key customers in the US, Europe and Asia Pacific.
•	Product Positioning through alliances and partnership.
•	Joint Ventures
•	Direct Marketing of Services.
•	Embark on roll up strategy by broadening M&A activities broadly in the software development domain.
•	Enhance the sales and marketing organization by hiring new key executives in the US, UK and Asia.
•	Effectively position and marketing campaign for ‘Trapeze’ or PTS. This is a potentially big revenue generator in the banking domain for which NetSol has already invested significant time and resources towards completing the development of this application.
•	Explore new diversified opportunities in the areas of Business process Outsourcing.

With these goals in mind, we have entered in to the following arrangements:

LeaseSoft Distributors. NetSol appointed gedas Japan, a subsidiary of Berlin-based gedas Group, as its Japanese distributor for the company's LeaseSoft suite of fully integrated software solutions for the leasing and financial services industries. gedas Group is a wholly-owned subsidiary of the Volkswagen Group and has a history of success in the information technology (IT) market that spans some 20 years. In the year 2003, gedas achieved global revenues totaling EUR 576 million, 80 percent of which were generated in the world's main automotive production centers.

Intel Corporation. NetSol forged what management believes to be a very important and strategic alliance with Intel Corporation to develop a blueprint that would give broader exposure and introduction to NetSol’s LeaseSoft products to a global market. NetSol recently attended major events in China and in San Francisco through its Intel relationship, which was designed to connect and introduce NetSol to Intel partners worldwide.

Launch of Indian Subsidiary. On March 17, 2004, NetSol announced that it had launched a wholly owned subsidiary, NetSol International Pvt. Ltd., in Bangalore, India. NetSol established this subsidiary as a service delivery base for legacy systems migration, IT consultancy and certain software engineering skills that are more readily available in India. The Indian IT-enabled services business produces over $12 billion in export earnings and is growing at over 20% annually. By establishing the Indian subsidiary, NetSol hopes to tap into the growing Indian market.

Funding and Investor Relations.
•	Raise new capital from emerging markets without or limited usage of NetSol securities
•	Attract long term institutional investors and partners both in the US and in Asia.
•	Infuse new capital from potential exercise of outstanding investors’ warrants and employees options for business development and enhancement of infrastructures.
•	Continuing to efficiently and prudently manage cash requirements and raise capital from the markets only as it deems absolutely necessary to execute the growth strategy.
•	Enhance the visibility of company’s stock to US based institutional investors, funds and research analysts.

Improving the Bottom Line.

•	Continue to review costs at every level.
•	Grow process automation.
•	Profit Centric Management Incentives.
•	More local empowerment and P&L Ownership in each Country Office.
•	Improve productivity at the development facility and business development activities.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Integrate and centralize the US headquarters operations and improve the costs and bottom line

Management believes that NetSol is in a position to derive higher productivity based on current capital employed.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development ‘engine’ of NetSol, which became CMM Level 2 in early 2002. In a quest to continuously improve its quality standards, NetSol reached CMM Level 3 assessment in July 2003. According to the website of SEI of Carnegie Mellon University, USA, only a few software companies in the world have announced their assessment of level 3. As a result of achieving CMM level 3, NetSol is experiencing a growing demand for its products and alliances from blue chip companies worldwide. NetSol is now aiming for CMM level 4 in 2004 and potentially CMM level 5, the highest CMM level, in 2005. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMM levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMM levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology.

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

•	Outsourcing of services and software development is growing worldwide.
•	The Global IT budgets are estimated to exceed $1.2 trillion in 2004, according to the internal estimates of Intel Corporation. About 50% of this IT budget would be consumed in the US market alone primarily on the people and processes.
•	Overall economic expansion worldwide and explosive growth in the merging markets specifically.
•	Regional stability and improving political environment between Pakistan and India.
•	Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $13 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and elimination of corruption at the highest level.
•	Stronger ties between the US and Pakistan creating new investment and trade opportunities
•	Robust growth in outsourcing globally and investment of major US and European corporations in the developing countries

Negative trends:

•	The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.
•	Negative perception and image created by extremism and terrorism in the South Asian region
•	US election uncertainty, not knowing what the new policy of the new administration might be after January 2005

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of NetSol including information regarding contingencies, risk and financial condition. Management believes our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout NetSol. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include our evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by us through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

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

CASH RESOURCES

We were successful in improving our cash position by the end of our fiscal year, June 30, 2004. In addition, $957,892 was injected by the exercise of options by several employees in 2004.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2004 Annual Shareholders Meeting an eight member board was elected. The shareholders voted in an overwhelming majority for the new slate of directors. The board now consists of Mr. Najeeb U. Ghauri, Mr. Jim Moody, Mr. Salim Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki, Mr. Irfan Mustafa and, Mr. Shabir Randeree.

Committees

The Audit committee is made up of Mr. Jim Moody as chair, Mr. Mustafa and Mr. Beckert as members. The Compensation committee consists of Mr. Burki as its chairman and Mr. Randeree and Mr. Mustafa as its members. The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman, Mr. Randeree and Mr. Moody as members.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2004 COMPARED TO THE YEAR ENDED JUNE 30, 2003

Net revenues for the year ended June 30, 2004 were $5,749,062 as compared to $3,745,386 for the year ended June 30, 2003. Net revenues are broken out among the subsidiaries as follows:

	2004	2003
NetSol USA	$ 676,857	$ 508,868
NetSol Tech(1)	3,190,049	1,351,413
NetSol Private(2)	483,788	265,599
NetSol CONNECT	778,598	1,185,162
NetSol UK	356,215	83,737
NetSol-Abraxas Australia	263,555	386,607
Total Net Revenues	$5,749,062	$3,745,386
(1)	Refers to NetSol Technologies (Pvt.) Limited
(2)	Refers to NetSol (Private) Limited

The total consolidated net revenue for fiscal year 2004 was $5,749,062 compared to $3,745,386 in fiscal year 2003. This is a nearly 53% increase in revenue. The increase is attributable to new orders of licenses and an increase in services business, including additional maintenance work.

NetSol has made significant progress in new customer acquisition. All of the Company’s owned subsidiaries have signed contracts with new customers. In the current quarter, NetSol, as a group, has signed five new customers. All of the new relationships would add to the top line over the next six months as well as contributing to revenue growth. The Company added a few new customers such as, Capital Stream in USA, Cal Portland Cement in USA, Habib Allied Bank, DCD Group, enhancement in the Yamaha Motors project, DaimlerChrysler New Zealand and a few local customers in the Pakistan region. NetSol continues to nurture and grow its relationship with its existing customers, both in sales of new product licenses and professional services.

Its U.S. subsidiary, NetSol USA, has created a growing niche in the "not-for-profit" business space in the Washington D. C. area. The Washington D.C. area office continues to sign new business for both its Knowledge Base Product and Professional services.

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

As a direct result of the successful implementations of some of our current systems with DaimlerChrysler, we are noticing an increasing demand for LeaseSoft. Although the sales cycle for LeaseSoft is rather long, we are experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe and Pakistan. The crown jewel of our product line “CMS” (“Contract Management System”) which was sold to three companies of DaimlerChrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars was implemented and delivered to customers in 2003. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in I/T spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2004 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $100,000 to $500,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems were sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and the Company expects substantial growth in this area in the coming year.

The gross profit was $3,092,685 for year ended June 30, 2004 as compared with $1,966,393 for the same period of the previous year. This is a 57% increase. The gross profit percentage has increased modestly to approximately 54% in the current fiscal year from approximately 53%. While the cost of sales and the cost of delivery of projects have both been reduced in the current year, the Company maintained all its delivery commitments and has won new business from existing and new customers. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure. The gross profit margin was also improved due to improved quality standards such as achieving the assessment of CMM Level 3 in 2003.

Operating expenses were $6,028,055 for the year ended June 30, 2004 as compared to $4,434,643 for the year ended June 30, 2003. During the years ended June 30, 2004 and 2003, the Company issued 48,613 and 93,400 restricted common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $48,240 and $39,200 for the years ended June 30, 2004 and 2003, respectively. Total professional service expense, including non-cash compensation, was $464,332 and $272,447 for the years ended June 30, 2004 and 2003, respectively. During the years ended June 30, 2004 and 2003, the Company recorded depreciation and amortization expense of $1,714,754 and $1,576,890, included in this increase is the addition of the completed Lahore facility. Salaries and wages expenses were $1,493,252 and $934,383 for the years ended June 30, 2004 and 2003, respectively, or an increase of $558,869 or 60%. The addition of new management level employees and consultants from the Altvia acquisition and new employees at our UK subsidiary, as well as an increase in sales and administration employees resulted in the increase. In addition, key officers were given a pay raise effective January 1, 2004, the first in company’s history. Two of the officers have agreed to take the incremental compensation against exercising options granted to them. General and administrative expenses were $1,759,607 and $956,644 for the years ended June 30, 2004 and 2003, respectively, an increase of $802,963. In the current year, the general and administrative expense includes non-recurring expenses for moving both the headquarters office and the Pakistan companies into the new facility, $105,608 in costs for placing the convertible debenture and $122,500 for settlement of legal disputes. Also, the Company had to incur extra costs for executing the reverse split of its common stock through the proxy process, annual shareholders meeting including proxies mailing and other administrative related costs and travel expenses increased by approximately $105,934.

Selling and marketing expenses increased to $253,701 for the year ended June 30, 2004 as compared to $76,136 for the year ended June 30, 2003, reflecting the growing sales activity of the Company. The Company wrote-off, as uncollectible, bad debts of $219,909 and $415,384, during the years ended June 30, 2004 and 2003, respectively.

The loss from operations in fiscal year 2004 was $2,935,370 which is a 19% increase from $2,468,250 in fiscal year 2003. Included in this amount is are non-cash charges of depreciation and amortization of $1,714,754, settlement expenses of $122,500 and bad debt expense of $219,909. Net losses from continued operations in fiscal year 2004 was $2,969,975 compared to $2,615,851 in fiscal year 2003 or 14% increase. The current fiscal year amount includes $273,159 add-back for the 49.9% minority interest in NetSol Connect owned by another party. The Company also recognized non-recurring expenses including $137,230 expense for the beneficial conversion feature on notes payable and convertible debenture, a gain of $104,088, from writing off a note payable in one of the subsidiaries that had been paid through the issuance of stock by the parent in the prior year and a gain of $216,230 from the settlement of a debt, an expense for the fair market value of warrants issued of $230,413, and placement fees for the debenture of $105,608. The net loss per share was $0.38 in 2004 compared to $0.47 in 2003. The total weighted average of shares outstanding basic and diluted was 7.9 million against 4.5 million in 2003.

The Company's cash position was $871,161 at June 30, 2004 compared to $214,490 at June 30, 2003. In addition the Company had $391,403 in certificates of deposit, of which $121,163 is being used as collateral for the financing of the directors’ and officers’ liability insurance. The total cash position, including the certificates of deposits, was $1,260,000 million as of June 30, 2004.

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

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the June 30, 2004 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's historical operating losses and the amount of capital which the Company projects it needs to satisfy existing liabilities and achieve profitable operations. In positive steps, the Company has closed down its loss generating businesses, and continues to evaluate and implement cost cutting measures at every entity level. The Company is optimistic that the remaining entities can become profitable in fiscal 2005. For the year ended June 30, 2004, the Company continued to experience a negative cash flow from consolidated operations, and projects that it will need certain additional capital to enable it to continue operations at its current level beyond the near term. The Company believes that certain of this needed capital will result from the successful collection of its accounts receivable balances as projects are completed during the coming fiscal year. The Company believes it can raise additional funds though private placements of its common stock.

Liquidity And Capital Resources

Net cash used for operating activities amounted to $1,712,815 for the year ended June 30, 2004, as compared to $2,180,515 for the comparable period last fiscal year. The decrease is mainly due to an increase in accounts receivable and a decrease in accounts payable.

Net cash used by investing activities amounted to $3,406,964 for the year ended June 30, 2004, as compared to providing $678,783 for the comparable period last fiscal year. The difference lies primarily in the net purchase of $391,403 in certificates of deposits in the current fiscal year compared to proceeds of $714,334 in the prior year. During the current fiscal year, the Company had proceeds of $210,000 from the sale of a minority interest in the Company’s subsidiary NetSol Connect. In addition, the Company had net purchases of property and equipment of $2,861,754 compared to $127,822 for the comparable period last fiscal year. The majority of this reflects the capitalized costs of the Lahore facility of approximately $2.32 million. Also, the Company capitalized $439,297 in software development costs.

Net cash provided by financing activities amounted to $5,716,480 and $1,429,681 for years ended June 30, 2004, and 2003, respectively. The current fiscal year included the cash inflow of $1,848,750 from issuance of equity and $1,445,392 from the exercising of stock options and warrants, compared to $365,219 and 845,566 in the prior year, respectively. In the current fiscal year, the Company had net proceeds from loans of $1,243,795 as compared to $218,896 in the comparable period last year. The Company also obtained a $1,200,000 convertible debenture during the current fiscal year.

As of June 30, 2004 the Company's working capital (current assets less current liabilities) totaled $400,000, a decrease from a $1.2 million deficit, as of June 30, 2003. In fiscal 2004, the Company raised capital from financing with Maxim Group of $1.85 million, net of expenses. In addition, 1.2 million in convertible debentures were issued during the current fiscal year and approximately $487,000 from the exercising of warrants. The Company also secured a line of credit for $1 million from DCD Group. This line of credit has not yet been utilized. The Company has over $1.9 million in accounts receivable and revenues in excess of billings. The Company will be pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and beef up marketing and sales activities in strategic markets.

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

NetSol’s Technology Campus in Lahore was completed in May 2004 and the staff was relocated into this new building. The Phase 1 will easily hold up to 500 programmers, engineers and other related staff. NetSol expects a positive response to this move from the business community, our existing customers and prospective new customers worldwide. The completion of technology campus is a major milestone for NetSol, employees, customers and the shareholders.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audit of the Company's financial statements for the fiscal years ended June 30, 2003 and June 30, 2004, there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

ITEM 8A. CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on their evaluation, the chief executive officer and chief financial officer have concluded that as of the evaluation date, the disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them.

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, the Board of directors and management plans, among other actions, has formed a Nominating and Corporate Governance Committee comprised of members of the board of directors. This committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

Other than as described above, there have been no changes, including corrective actions with regard to deficiencies or weaknesses in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

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

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with, except as follows: Messieurs Burki, Randeree and Moody did not file their Form 5s until the week of September 13, 2004.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer Or Director	Age	Position Held with the Registrant	Family Relationship

Najeeb Ghauri	1997	50	Chief Financial Officer, Director and Chairman	Brother to Naeem and Salim Ghauri
Salim Ghauri	1999	49	President and Director	Brother to Naeem and Najeeb Ghauri
Naeem Ghauri	1999	47	Chief Executive Officer, Director	Brother to Najeeb and Salim Ghauri
Patti L. W. McGlasson	2004	39	Secretary, Corporate Counsel	None
Irfan Mustafa	1997	53	Director	None
Shahid Javed Burki	2000	65	Director	None
Eugen Beckert	2001	58	Director	None
Jim Moody	2001	68	Director	None
Shabir Randeree	2003	43	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI has been a Director of the Company since 1997. Mr. Ghauri served as the Company’s CEO from 1999-2001. Currently, he is the Chief Financial Officer and Chairman of the Company. During his tenure as CEO, Mr. Ghauri was responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan. As the CFO of the Company, Mr. Ghauri seeks financing for the Company as well as oversees the day-to-day financial position of the Company. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company ("ARCO"), a Fortune 500 company, from 1987-1997. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1983. Mr. Ghauri is the Chairman of the Board of Directors. Mr. Ghauri serves on the boards of the US Pakistan Business Council and Pakistan Human Development Fund, a non-profit organization.

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is also the CEO of Network Technologies (Pvt.) Ltd., (F/K/A/ Network Solutions (Pvt.) Ltd.), a wholly owned subsidiary of the Company located in Lahore, Pakistan. Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before Network Technologies (Pvt.) Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant. Mr. Ghauri was the original founder of Network Solutions, Pvt. Ltd in Pakistan founded in 1996. Built under Mr. Ghauri's leadership Network Solutions (Pvt) Ltd. gradually built a strong team of I/T professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001 and CMM Level 3 assessed. In March 2004, Salim Ghauri, CEO NetSol Pvt. Ltd. was awarded the 5th NCR IT Excellence Award for the year 2003-04 for undertaking a pioneering effort in the development and nourishment of Pakistan’s IT industry. The major aspect of this appreciation was the industry wide recognition by noted professionals and independent observers that under Salim Ghauri’s visionary leadership, These awards were conceived and distributed by NCR Pakistan and adjudicated by Ford Rhodes Sidat Hyder, Pakistan’s leading consultancy organization.

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

PATTI L. W. MCGLASSON joined NetSol as corporate counsel in January 2004 and was elected to the position of Secretary in March 2004. Prior to joining NetSol, Ms. McGlasson practiced at Vogt & Resnick, law corporations, where her practice focused on corporate, securities and business transactions. Ms. McGlasson was admitted to practice in California in 1991. She received her Bachelor of Arts in Political Science in 1987 from the University of California, San Diego and, her Juris Doctor and Masters in Law in Transnational Business from the University of the Pacific, McGeorge School of Law, in 1991 and 1993, respectively.

IRFAN MUSTAFA has been a Director of NetSol since the inception of the Company in April 1997. Mr. Mustafa has an M.B.A. from IMD (formerly Imede), Lausanne, Switzerland (1975); an M.B.A. from the Institute of Business Administration, Karachi, Pakistan (1974); and a B.S.C. in Economics, from Punjab University, Lahore, Pakistan (1971). Mr. Mustafa began his 14-year career with Unilever, Plc where he was one of the youngest senior management and board members. Later, he was employed with Pepsi International from 1990 to 1997 as a CEO in Pakistan, Bangladesh, Sri Lanka and Egypt. He spent two years in the US with Pepsi in their Executive Development Program from 1996-97. Mr. Mustafa was relocated to Dubai as head of TRICON (now YUM Restaurant Services Group, Inc.) Middle East and North African regions. Pepsi International spun off TRICON in 1997. Mr. Mustafa has been a strategic advisor to NetSol from the beginning and has played a key role in every acquisition by the company. His active participation with NetSol management has helped the Company to establish a stronger presence in Pakistan. Mr. Mustafa is a member of the Audit and Compensation Commitees.

EUGEN BECKERT was appointed to the Board of Directors in August 2001 to fill a vacancy and continues to serve on the Board. A native of Germany, Mr. Beckert has been with Mercedes-Benz AG/Daimler Benz AG since 1973, working in technology and systems development. In 1992, he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. From 1996 to 2000, he acted as director of Processes and Systems (CIO) for Financial Services of DaimlerChrysler Asia Pacific Services. From 2001 to 2004, he served as Vice President in the Japanese Company of DCS. Mr. Beckert is currently a Director for DaimlerChrysler and his office is now based in Stuttgart, Germany. Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee.

JIM MOODY was appointed to the Board of Directors in 2001. Mr. Moody served in the United States Congress from 1983-1993 where he was a member of the Ways & Means, Transportation and Public Woks committees. Former Congressman Moody also served on the subcommittees of Health, Social Security, Infrastructure and Water Resources. After his tenure with the U.S. Congress, he was appointed Vice President and Chief Financial Officer of International Fund for Agriculture Development in Rome, Italy from 1995-1998 where he was responsible for formulating and administering $50 million operating budget in support of $500 million loan program as well as managing a $2.2 billion reserve fund investment portfolio. From 1998-2000, former Congressman Moody served as the President and CEO of InterAction, a coalition of 165 U.S. based non-profit organizations in disaster relief, refugee assistance and economic development located in Washington, D.C. From April 2000 to present, Former Congressman Moody serves as a Financial Advisor to Morgan Stanely in Washington D.C. where he is responsible for bringing institutional, business and high net-worth individual’s assets under management. Mr. Moody also represents Morgan Stanley on the ATC Executive Board. Mr. Moody received his B.A. from Haverford College; his M.P.A. from Harvard University and his Ph.D. in Economics from U.C. Berkeley. Mr. Moody is the Chairman of the Audit Committee and a member of the Nominating and Corporate Governance committee.

SHAHID JAVED BURKI was appointed to the Board of Directors in February 2003. He had a distinguished career with World Bank at various high level positions from 1974 to 1999. He was a Director of Chief Policy Planning with World Bank from 1974-1981. He was also a Director of International Relations from 1981-1987. Mr. Burki served as Director of China Development from 1987-1994 and Vice President of Latin America with World Bank from 1994-1999. In between, he briefly served as the Finance Minister of Pakistan from 1996-1997. Mr. Burki also served as the CEO of the Washington based investment firm EMP Financial Advisiors from 1992-2002. Presently, he is the Chairman of Pak Investment & Finance Corporation. He was awarded a Rhodes Scholarship in 1962 and M.A in Economics from Oxford University in 1963. He also earned a Master of Public Administration degree from Harvard University, Cambridge, MA in 1968. Most recently, he attended Harvard University and completed an Executive Development Program in 1998. During his lifetime, Mr. Burki has authored many books and articles including: China's Commerce (Published by Harvard in 1969) and Accelerated Growth in Latin America (Published by World Bank in 1998). Mr. Burki is a member of the Compensation Committee.

SHABIR RANDEREE, was appointed to the Board of Directors in February 2003. Mr. Randeree is a Group Managing Director of DCD London and Mutual Plc, a position he has held since 1990. DCD L&M is the UK arm of the DCD Group. The DCD Group, with offices in the UK, United States, UAE, India and South Africa has core businesses in finance, property and investments. From 1988 to 1990, Mr. Randeree served as Managing Director of Warrenby Limited, a business initiated to provide an alternate approach to international trade finance and real estate investments in the U.K. From 1986 to 1988, Mr. Randeree was Sales and Financial Director of Dominion Clothing Distributors Limited. Mr. Randeree received his B.A. in 1984 in Accounting and Finance from Kingston University in Surrey and his MBA in 1985 from Schiller International University in London. Mr. Randeree is a director of various U.K. companies including: Brodensbury Park Hotel Ltd.; Collins Leisure Ltd.; DCD Factors PLC; DCD Properties Ltd.; Pelham Incorporated Ltd.; Redbush Tea Company Ltd.; Wimbledon Bear Company Ltd.; Tarhouse Management Ltd.; Thornbury Estates Ltd.; and; the Support Store Ltd. He is a trustee and advisor to various educational trusts and Director of Albaraka Bank Limited of South Africa. Mr. Randeree is a member of the Compensation and Nominating and Corporate Governance Committees.

ITEM 10-EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE AND OPTIONS

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the executive officers of the Company who received compensation of or in excess of $100,000 during the fiscal year ended June 30, 2004. The following information for the officers includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)		Long Term Compensation
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Long Term Compensation Awards (2) Restricted Stock Awards(3)	Securities Underlying Options/ SARs (4)
Najeeb U. Ghauri, Chief Financial Officer, Secretary, Chairman, Director	2004 2003 2002	$200,0000 $120,000 $100,000	-0- -0- -0-	-0- -0- -0-	50,000(5) 50,000(6) 25,000(7) 20,000(8) 30,000(9) -0- 85,000(10) 100,000(11) 20,000(12)
Naeem Ghauri, CEO, Director	2004 2003 2002	$207,900(13) $125,000 $100,000	-0- -0- -0-	-0- -0- -0-	50,000(5) 50,000(6) 25,000(7) 20,000(8) 30,000(9) -0- 70,000(14) 100,000(11) 20,000(12)
Salim Ghauri, President, Director	2004 2003 2002	$110,000 $100,000 $100,000	-0- -0- -0-	-0- -0- -0-	50,000(5) 50,000(6) 25,000(7) 20,000(8) 30,000(9) -0- 70,000(14) 100,000(11) 20,000(12)
Patti L. W. McGlasson, Secretary, Corporate Counsel	2004	$82,000	-0-	5,000(15)	5,000(16) 5,000(17) 20,000(8) 30,000(9)

(1)	No officers received or will receive any bonus or other annual compensation other than salaries during fiscal 2004, nor any benefits other than those available to all other employees that are required to be disclosed. These amounts are not inclusive of automobile allowances, where applicable.
(2)	No officers received or will receive any long-term incentive plan (LTIP) payouts or other payouts during fiscal 2004.
(3)	All stock awards are shares of Common Stock of the Company.
(4)	All securities underlying options are shares of Common Stock of the Company. The Company has not granted any stock appreciation rights. No options were granted in the named executive officers in fiscal year 2003. Options are reflected in post-reverse split numbers. All options are currently exercisable or may be exercised within sixty (60) days of the date of this annual report.
(5)	Includes options to purchase 50,000 shares of our common stock granted on January 1, 2004 at the exercise price of $2.21 per share. These options must be exercised within five years after the grant date.
(6)	Includes options to purchase 50,000 shares of our common stock granted on January 1, 2004 at the exercise price of $3.75 per share. These options must be exercised within five years after the grant date.
(7)	Includes options to purchase 12,500 shares of our common stock at $5.00 per share. These options must be exercised within five years after the grant date.
(8)	Includes options to purchase 20,000 shares of our common stock at $2.65 per share. These options must be exercised within five years after the grant date.
(9)	Includes options to purchase 30,000 shares of our common stock at $5.00 per share. These options must be exercised within five years after the grant date.
(10)	Includes options to purchase 85,000 shares of our common stock granted on February 16, 2002 at the exercise price of $.75 per share. Options must be exercised within five years after the grant date.
(11)	Includes options to purchase 100,000 shares of our common stock granted on February 16, 2002 at the exercise price of $1.25 per share.
(12)	Includes options to purchase 200,000 shares of our common stock granted on February 16, 2002 at the exercise price of $2.50 per share.
(13)	Mr. Ghauri salary is 110,000 British Pounds Sterling. The total in this table reflects a conversion rate of 1.89 dollars per pound.
(14)	Includes options to purchase 70,000 shares of our common stock granted on February 16, 2002 at the exercise price of $.75 per share. Options must be exercised within five years after the grant date.
(15)	In May 2004, Ms. McGlasson received 5,000 shares of common stock as a performance bonus arising out of her services as counsel for the Company.
(16)	Includes options to purchase 5,000 shares of common stock at the exercise price of the lesser of the $2.30 or the market price of the shares on the date of exercise less $2.00.
(17)	Includes options to purchase 5,000 shares of common stock at the exercise price of $3.00 per share.

OPTIONS GRANTS IN LAST FISCAL YEAR(1)

INDIVIDUAL GRANTS

Name	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Naeem Ghauri	(i) 100,000(2)	18.66%	$2.21	December 31, 2008
	(ii) 100,000(2)		$3.75	December 31, 2008
	(iii) 50,000(2)		$5.00	December 31, 2008
	(iv) 20,000		$2.65	March 25, 2009
	(v) 30,000		$5.00	March 25, 2009
Najeeb Ghauri	(i) 100,000(2)	18.66%	$2.21	December 31, 2008
	(ii) 100,000(2)		$3.75	December 31, 2008
	(iii) 50,000(2)		$5.00	December 31, 2008
	(iv) 20,000		$2.65	March 25, 2009
	(v) 30,000		$5.00	March 25, 2009
Salim Ghauri	(i) 100,000(2)	18.66%	$2.21	December 31, 2008
	(ii) 100,000(2)		$3.75	December 31, 2008
	(iii) 50,000(2)		$5.00	December 31, 2008
	(iv) 20,000		$2.65	March 25, 2009
	(v) 30,000		$5.00	March 25, 2009
Patti L. W. McGlasson	(i) 10,000(2)	4.35%	$2.30(3)	December 31, 2008
	(ii) 10,000(2)		$3.00	December 31, 2008
	(iii) 20,000		$2.65	March 25, 2009
	(iv) 30,000		$5.00	March 25, 2009
(1)	There were no SAR grants in the last fiscal year.
(2)	These options vest 25% per each quarter of service commencing March 31, 2004 and are fully vested on December 31, 2004.
(3)	The exercise price is the lesser of $2.30 or the market price on the date of the exercise less $2.00.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired On Exercise (#)	Value Realized (1) ($)	Number of Unexercised Options/SARs at FY-end (###) Exercisable(2)/ Unexercisable	Value of Unexercised In-The-Money at FY-end ($) Exercisable/(2) Unexercisable
Najeeb Ghauri, CFO, Chairman, Director	87,223	$0.00	150,000/150,000	$2,000/0.00
Salim Ghauri, President Director	67,777	$0.00	155,000/155,000	$2,000/0.00
Naeem Ghauri, CEO, Director	51,557	$0.00	150,000/155,000	$2,000/0.00
Patti L. W. McGlasson	2,500	$0.00	60,000/10,000	$525/1,050
(1)	The closing price of the stock at the June 30, 2004, Fiscal Year End was $2.21.
(2)	All options are currently exercisable.

EMPLOYMENT AGREEMENTS

Effective January 1, 2004, we entered into an employment agreement with Naeem Ghauri as our Chief Executive Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of 110,000 pounds sterling. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009.

Effective January 1, 2004, we entered into an employment agreement with Najeeb Ghauri as Chief Financial Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of $200,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009.

Effective January 1, 2004, we entered into an employment agreement with Salim Ghauri as the President of NetSol and Chief Executive Officer of our Pakistan subsidiary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either us or Mr. Ghauri. The agreement provides for a yearly salary of $110,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009.

Effective January 1, 2004, we entered into an employment agreement with Patti L. W. McGlasson as legal counsel. The agreement provides for a yearly salary of $82,000. Ms. McGlasson also received options to purchase up to 10,000 shares of common stock at an exercise price equal to the lesser of $2.30 or the market price of the shares on the date of exercise less $2.00. These options vest at the rate of 25% per quarter and are exercisable until December 31, 2008. Effective March 26, 2004, Ms. McGlasson was elected to the position of Secretary. In connection with her role as Secretary, Ms. McGlasson received options to purchase up to 10,000 shares of common stock at $3.00 per share. These options vest at the rate of 25% per quarter and are exercisable until December 31, 2008. Ms. McGlasson also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009.

All of the above agreements provide for certain paid benefits such as employee benefit plans and medical care plans at such times as we may adopt them. The agreements also provide for reimbursement of reasonable business-related expenses and for two weeks of paid vacation. The agreements also provide for certain covenants concerning non-competition, non-disclosure, indemnity and assignment of intellectual property rights. NetSol currently has three incentive and nonstatutory stock option plans in force for 2001, 2002 and 2003 and two other plans from 1997 and 1999. No options have been issued under the 1997 and 1999 plans in the past two fiscal years.

The 2001 plan authorizes the issuance of up to 2,000,000 options to purchase common stock of which 2,000,000 have been granted. The grant prices range between $.75 and $2.50.

The 2002 plan authorizes the issuance of up to 2,000,000 options to purchase common stock of which 1,572,748 options have been granted. The grant prices range between $.75 and $5.00.

In March 2004, our shareholders approved the 2003 stock option plan. This plan authorizes up to 2,000,000 options to purchase common stock of which 450,000 have been granted. The grant prices range between $2.64 and $5.00.

COMPENSATION OF DIRECTORS

For the 2003 term, Directors of the Company receive any cash compensation of $750 for attendance in person at a board meeting and are entitled to reimbursement of their reasonable expenses incurred in attending Directors' Meetings. Upon the full completion of the 2003 term, each director received 7,000 shares of restricted common stock. In addition, the Company granted each of its directors the following S-8 registered options: (a) 10,000 stock options, exercise price of $0.75, vested quarterly; and (b) 20,000 stock options, exercise price of $2.50 vesting quarterly.

For the 2004 term, Non-Management members of the Board of Directors of the Company receive cash compensation of $2,000 for each face to face meeting and $1,000 for each board teleconference meeting with a minimum duration of two hours. Each board member is to receive 2,000 shares of restricted common stock upon completion of the 2004 term and options to purchase up to 20,000 shares at the exercise price of $2.64 and options to acquire up to 30,000 shares at the exercise price of $5.00 per share. The options vest and are exercisable immediately.

For the 2004 term, Management members of the Board of Directors of the Company receive no cash compensation for meeting attendance but are granted options to a purchase up to 20,000 shares at the exercise price of $2.64 and options to acquire up to 30,000 shares at the exercise price of $5.00 per share. The options vest and are exercisable immediately.

All directors are entitled to reimbursement of approved business expenses.

The Audit Committee Chairman shall receive $1,100 per month, and 5,000 shares of restricted common stock issuable upon completion of the 2004 term. The chairs of the Nominating and Corporate Governance and Compensation Committee receives 5,000 shares of restricted common stock upon completion of service for the 2004 term. Each member of the Audit, Nominating and Corporate Governance and Compensation Committee shall also receive 4,000 shares of common stock.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 13, 2004, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

		Percentage
Name and	Number of	Beneficially
Address	Shares(1)(2)	owned(3)

Najeeb Ghauri (4)	647,650	6.78%
Naeem Ghauri (4)	421,090	4.41%
Irfan Mustafa (4)	188,703	1.98%
Salim Ghauri (4)	549,916	5.76%
Jim Moody (4)	17,000	*
Eugen Beckert (4)	39,000	*
Shahid Javed Burki(4)	39,000	*
Shabir Randeree (4)(5)	475,000	4.98%
Patti L. W. McGlasson(4)	46,000	*
All officers and directors
as a group (nine persons)	2,448,359	25.65%
* Less than one percent

(1)	Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock relating to options currently exercisable or exercisable within 60 days of September 15, 2002 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(3)	Percentage ownership is based on 9,545,693 shares issued and outstanding as of September 13, 2004.
(4)	Address c/o NetSol Technologies, Inc. at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302.
(5)	As director of DCD Holdings Ltd.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2004, we entered into employment agreements with Najeeb Ghauri, Naeem Ghauri and Salim Ghauri. These agreements are discussed in the section entitled "Executive Compensation" beginning on page 26.

In March 2004, the board of directors approved compensation for service on the board. This compensation is discussed in the sections entitled "Executive Compensation" and "Compensation of Directors" beginning on pages 26 and 28 respectively.

In July 2004, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees. This compensation is discussed in the sections entitled "Compensation of Directors" beginning on page 28.

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

PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1
Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997, incorporated by reference as Exhibit 3.1 to NetSol’s Registration Statement No. 333-28861 filed on Form SB-2 filed June 10. 1997

3.2
Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference as Exhibit 3.2 to NetSol’s Annual Report for the fiscal year ended June 30, 1999 on Form 10K-SB filed September 28, 1999.

3.3
Amendment to the Articles of Incorporation of NetSol International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report on Form 10-KSB/A filed on February 2, 2001.

3.4	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated August 20, 2003 filed as Exhibit A to NetSol’s Definitive Proxy Statement filed June 27, 2003.
3.5
Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.

3.6	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol’s Registration Statement filed on Form S-8 filed on March 27, 2002.
4.1	Form of Common Stock Certificate.(*)
4.2	Form of Warrant.(*)
10.1	Lease Agreement for Calabasas executive offices dated December 3, 2003 incorporated by reference as Exhibit 99.1 to NetSol’s Current Report filed on Form 8-K filed on December 24, 2003.
10.2	Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company’s Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.
10.2	Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol’s Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997.
10.3	Company 2003 Incentive and Nonstatutory incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed February 6, 2004.
10.4
Employment Agreement, dated January 1, 2004, by and between NetSol Technologies, Inc. and Naeem Ghauri incorporated by reference as Exhibit 10.1 to NetSol’s Quarterly Report for the Quarter ended March 31, 2004 on Form 10Q-SB filed on May 12, 2004.

10.5
Employment Agreement, dated January 1, 2004, by and between NetSol Technologies, Inc. and Najeeb Ghauri incorporated by reference as Exhibit 10.2 to NetSol’s Quarterly Report for the Quarter ended March 31, 2004 on Form 10Q-SB filed on May 12, 2004.

10.6
Employment Agreement, dated January 1, 2004, by and between NetSol Technologies, Inc. and Salim Ghauri incorporated by reference as Exhibit 10.3 to NetSol’s Quarterly Report for the Quarter ended March 31, 2004 on Form 10Q-SB filed on May 12, 2004.

10.7	Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol’s Registration Statement on Form S-8 filed on March 27, 2002.
10.8
Consulting Contract, dated September 1, 1999 by and between Irfan Mustafa and NetSol International, Inc. incorporated by reference as Exhibit 10.10 to NetSol’s Annual Report for the Fiscal Year Ended June 30, 2000 on Form 10K-SB filed on October 15, 2000.

10.9
Sublease Agreement between RPMC, Inc. and NetSol Technologies, Inc. dated September 20, 2002 incorporated by reference as Exhibit 10.11 to NetSol’s Annual Report for the Fiscal Year Ended June 30, 2002 on Form 10K-SB filed on October 15, 2002.

10.10	Lease Agreement between Century National Insurance Company and NetSol Technologies, Inc. dated December 15, 2003 incorporated by reference as Exhibit 99.1 to Form 8-K filed on December 24, 2003.
10.11
Lease Agreement between Butera properties V, LLC and NetSol USA, Inc. dated June 5, 2004 incorporated by reference as Exhibit 10.12 to NetSol’s amendment to registration statement 333-116512 filed on Form SB-2 on July 22, 2004.

21.1	A list of all subsidiaries of the Company

* Filed herewith.

(b) Reports on Form 8-K

(i)	On May 24, 2004 the Company filed an 8-K reporting the sale of unregistered securities for a total raise of $2,050,000.

(ii)	On May 14, 2004 the Company filed an 8-K reporting the contents of a press release issued by the Company regarding its second quarter, ending March 31, 2004 results of operations.

Item 14 Principal Accountant Fees and Services.

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2003 and June 30, 2004. The aggregate fees billed by Kabani & Co. for the nnual audit and review of financial statements including in the Company’s Form 10-QSB or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2003 was $34,500 and for the year ended June 30, 2004 was $40,000. The Company’s previous auditor, Stonefield Josephson, conducted the audit of the financial statements for the fiscal year 2002. The aggregate fees billed by Stonefield Josephson was $93,914.45.

Audit Related Fees

The aggregate fees billed by Kabani & Co. during fiscal 2003 including assurance and related audit services not covered in the preceding paragraph was $29,750. These "Audit Related Fees" were primarily for services in connection with the review of quarterly financial statements and the Company’s filing of a Registration Statement on Form SB-2. The aggregate fees billed by Kabani & Company during fiscal 2004 including assurance and related audit services not covered in the preceding paragraph was $37,750. These "Audit Related Fees" were primarily for services in connection with the Company’s filing of a Registration Statement on Form SB-2.

Tax Fees

The Company incurred no fees for taxes for fiscal years 2003 and 2002. Tax fees for fiscal year 2004 were $22,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2001 and 2002.

All Other Fees

There were no other fees billed by Kabani & Co. or services rendered to NetSol during the fiscal years ended June 30, 2004 and 2003, other than as described above.

Pre-Approval Procedures

The Audit Committee and the Board of Directors are responsible for the engagement of the independent auditors and for approving, in advance, all auditing services and permitted non-audit services to be provided by the independent auditors. The Audit Committee maintains a policy for the engagement of the independent auditors that is intended to maintain the independent auditor’s independence from NetSol. In adopting the policy, the Audit Committee considered the various services that the independent auditors have historically performed or may be needed to perform in the future. The policy, which is to be reviewed and re-adopted at least annually by the Audit Committee:

(i)
Approves the performance by the independent auditors of certain types of service (principally audit-related and tax), subject to restrictions in some cases, based on the Committee’s determination that this would not be likely to impair the independent auditors’ independence from NetSol;

(ii)	Requires that management obtain the specific prior approval of the Audit Committee for each engagement of the independent auditors to perform other types of permitted services; and

(iii)	Prohibits the performance by the independent auditors of certain types of services due to the likelihood that their independence would be impaired.

Any approval required under the policy must be given by the Audit Committee, by the Chairman of the Committee in office at the time, or by any other Committee member to whom the Committee has delegated that authority. The Audit Committee does not delegate its responsibilities to approve services performed by the independent auditors to any member of management.

The standard applied by the Audit Committee in determining whether to grant approval of an engagement of the independent auditors is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent auditors’ independence under guidelines of the Securities and Exchange Commission and applicable professional standards. Relevant considerations include, but are not limited to, whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of NetSol’s financial statements; whether the independent auditors would be functioning in the role of management or in an advocacy role; whether performance of the service by the independent auditors would enhance NetSol’s ability to manage or control risk or improve audit quality; whether performance of the service by the independent auditors would increase efficiency because of their familiarity with NetSol’s business, personnel, culture, systems, risk profile and other factors; and whether the amount of fees involved, or the proportion of the total fees payable to the independent auditors in the period that is for tax and other non-audit services, would tend to reduce the independent auditors’ ability to exercise independent judgment in performing the audit.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 20, 2004	BY: /S/ NAEEM GHAURI

Naeem Ghauri
CEO

Date: September 20, 2004	BY: /S/ Najeeb Ghauri

Najeeb Ghauri
Chief Financial Officer

In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 20, 2004	BY: /S/ NAJEEB U. GHAURI

Najeeb U. Ghauri
Director, Chairman
Chief Financial Officer

Date: September 20, 2004	BY: /S/ SALIM GHAURI

Salim Ghauri
President,
Director

Date: September 20, 2004	BY: /S/ NAEEM GHAURI

Naeem Ghauri
Director
Chief Executive Officer

Date: September 20, 2004	BY: /S/ JIM MOODY

Jim Moody
Director

Date: September 20, 2004	BY: /S/ EUGEN BECKERT

Eugen Beckert
Director

Date: September 20, 2004	BY: /S/ IRFAN MUSTAFA

Irfan Mustafa
Director

Date: September 20, 2004	BY: /S/ SHAHID JAVED BURKI

Shahid Javed Burki
Director

Date: September 20, 2004	BY: /S/ SHABIR RANDEREE

Shabir Randeree
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Network Technologies (PVT) Limited, NetSol (PVT) Limited and NetSol Connect (PVT) Limited, whose statements reflect combined total assets of approximately $7,173,282 as of June 30, 2004 and combined total net revenues of $4,452,435 and $2,766,174 for the years ended June 30, 2004 and 2003, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for Network Technologies (PVT) Limited for the years ended June 30, 2004 and 2003, is based solely on the report of the other auditors.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2004 and the results of its consolidated operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit, has negative cash flows from operations, and has a net working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
August 2, 2004

REPRESENTING DFK INTERNATIONAL WORLDWIDE

SAEED KAMRAN PATEL & CO.

CHARTERED ACCOUNTANTS

AUDITORS' REPORT TO THE MEMBERS

We have audited the annexed balance sheet of **NetSol Technologies (Pvt.) Limited** as at June 30, 2004 and the related profit and loss account and cash flow statement together with the notes forming part thereof, for the year then ended and we state that, we have obtained all the information and explanations which, to the best of our knowledge and belief, were necessary for the purposes of our audit.

It is responsibility of the Company's Management to establish and maintain a system of internal control, and prepare and present the above said statements in conformity with the approved accounting standards and the requirements of the Companies Ordinance, 1984. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the International Standards on Auditing, which are comparable in all material respects with US Generally Accepted Auditing Standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the above said statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the above said statements. An audit also includes assessing the accounting policies and significant estimates made by management as well as, evaluating the overall presentation of the above said statements. We believe that our audit provides a reasonable basis for our opinion and, after due verification, we report that:

(a) in our opinion, proper books of accounts have been kept by the Company as required by the Companies Ordinance, 1984;

(b) in our opinion:

(i) the balance sheet and profit and loss account together with the notes thereon has been drawn up in conformity with the Companies Ordinance, 1984 and are in agreement with the books of accounts and are further in accordance with the accounting policies consistently applied;

(ii) the expenditure incurred during the year was for the purposes of the Company's business; and

(iii) the business conducted, investments made, and the expenditure incurred during the year were in accordance with the objects of the Company.

(c) in our opinion and to the best of our information and according to the explanations given to us, the balance sheet, profit and loss account and the cash flow statement together with the notes forming part thereof conform with approved accounting standards as applicable in Pakistan which are comparable in all material respects with US GAAP, and, give the information required by the Companies Ordinance, 1984 in the manner so required, and respectively give a true and fair view of the state of the Company's affairs as at June 30, 2004, and of the profit and its cash flows for the year then ended, and;

(d) in our opinion no Zakat was deductible at source under the Zakat and Ushr Ordinance, 1980.

Date: September 10th, 2004
Lahore

Chartered Accountants

Lahore
95-Abid Majeed Road,Lahore Cantt-Pakistan.
Tel: 92-42-111-77-2000 Fax: 92-42-6666255
e-mail: info@skpserv.com

Islamabad
2nd Floor, Buland Markaz,33 - West, Blue Area
Islamabad-Pakistan. Tel: 92-051-2270116, 2279658
Fax: 92-051-2279658 e-mail: info@skpserv.com

REPRESENTING
DFK INTERNATIONAL WORLDWIDE

SAEED KAMRAN PATEL & CO.

CHARTERED ACCOUNTANTS

AUDITORS' REPORT TO THE MEMBERS

We have audited the annexed balance sheet of **NetSol (Pvt.) Limited** as at June 30, 2004 and the related profit and loss account and cash flow statement together with the notes forming part thereof, for the year then ended and we state that, we have obtained all the information and explanations which, to the best of our knowledge and belief, were necessary for the purposes of our audit.

It is responsibility of the Company's Management to establish and maintain a system of internal control, and prepare and present the above said statements in conformity with the approved accounting standards and the requirements of the Companies Ordinance, 1984. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the International Standards on Auditing, which are comparable in all material respects with US Generally Accepted Auditing Standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the above said statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the above said statements. An audit also includes assessing the accounting policies and significant estimates made by management as well as, evaluating the overall presentation of the above said statements. We believe that our audit provides a reasonable basis for our opinion and, after due verification, we report that:

(a) in our opinion, proper books of accounts have been kept by the Company as required by the Companies Ordinance, 1984;

(b) in our opinion:

(i) the balance sheet and profit and loss account together with the notes thereon has been drawn up in conformity with the Companies Ordinance, 1984 and are in agreement with the books of accounts and are further in accordance with the accounting policies consistently applied;

(ii) the expenditure incurred during the year was for the purposes of the Company's business; and

(iii) the business conducted, investments made, and the expenditure incurred during the year were in accordance with the objects of the Company.

(c) in our opinion and to the best of our information and according to the explanations given to us, the balance sheet, profit and loss account and the cash flow statement together with the notes forming part thereof conform with approved accounting standards as applicable in Pakistan which are comparable in all material respects with US GAAP, and, give the information required by the Companies Ordinance, 1984 in the manner so required, and respectively give a true and fair view of the state of the Company's affairs as at June 30, 2004, and of the profit and its cash flows for the year then ended, and;

(d) in our opinion no Zakat was deductible at source under the Zakat and Ushr Ordinance, 1980.

Date: September 10th, 2004
Lahore

Chartered Accountants

Lahore
95-Abid Majeed Road, Lahore Cantt - Pakistan.
Tel: 92-42-111-77-2000 Fax: 92-42-6666255
e-mail: info@skpserv.com

Islamabad
2nd Floor, Buland Markaz, 33 - West, Blue Area
Islamabad - Pakistan. Tel: 92-051-2270116, 2279658
Fax: 92-051-2279658 e-mail: info@skpserv.com

REPRESENTING
DFK
INTERNATIONAL
WORLDWIDE

SAEED KAMRAN PATEL & CO.
CHARTERED ACCOUNTANTS

AUDITORS' REPORT TO THE MEMBERS

We have audited the annexed balance sheet of **NetSol Connect (Pvt.) Limited** as at June 30, 2004 and the related profit and loss account and cash flow statement together with the notes forming part thereof, for the year then ended and we state that, we have obtained all the information and explanations which, to the best of our knowledge and belief, were necessary for the purposes of our audit.

It is responsibility of the company's management to establish and maintain a system of internal control, and prepare and present the above said statements in conformity with the approved accounting standards and the requirements of the Companies Ordinance, 1984. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the International Standards on Auditing, which are comparable in all material respects with US Generally Accepted Auditing Standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the above said statements are free of any material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the above said statements. An audit also includes assessing the accounting policies and significant estimates made by management as well as, evaluating the overall presentation of the above said statements. We believe that our audit provides a reasonable basis for our opinion and, after due verification, we report that:

(a) in our opinion, proper books of accounts have been kept by the company as required by the Companies Ordinance, 1984;

(b) in our opinion:

   (i) the balance sheet and the profit and loss account together with the notes thereon has been drawn up in conformity with the Companies Ordinance, 1984 and are in agreement with books of accounts and are further in accordance with the accounting policies consistently applied;

   (ii) the expenditure incurred during the year was for the purposes of the Company's business; and

   (iii) the business conducted, the investments made, and the expenditure incurred during the year were in accordance with the objects of the company.

(c) in our opining and to the best of our information and according to the explanations given to us, the balance sheet, profit and loss account and the cash flow statement together with the notes forming part thereof confirm with approved accounting standards as applicable in Pakistan which are comparable in all material aspects with US GAAP, and, give the information required by the Companies Ordinance, 1984 in the manner so required, and respectively give a true and fair view of the state of the company's affairs as at June 30, 2004, and of the loss and its cash flows for the year then ended, and;

(d) in our opinion no Zakat was deductible at source under the Zakat and Usher Ordinance 1980.

Date: September 13th, 2004
Lahore

Chartered Accountants

Lahore
95-Abid Majeed Road, Lahore Cantt - Pakistan.
Tel: 92-42-111-77-2000 Fax: 92-42-6666255
e-mail: info@skpserv.com

Islamabad
2nd Floor, Buland Markaz, 33 - West, Blue Area
Islamabad - Pakistan. Tel: 92-051-2270116, 2279658
Fax: 92-051-2279658 e-mail: info@skpserv.com

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$871,161
Certificates of deposit	391,403
Accounts receivable, net of allowance for doubtful accounts of $80,000	951,994
Revenues in excess of billings	951,905
Other current assets	397,038
Total current assets		3,563,501
Property and equipment, net of accumulated depreciation		4,203,580
Intangibles:
Product licenses, renewals, enhancedments, copyrights,
trademarks, and tradenames, net	2,409,859
Customer lists, net	641,569
Goodwill, net	939,260
Total intangibles		3,990,688
Total assets		$11,757,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,207,823
Current portion of notes and obligations under capitalized leases	803,813
Billings in excess of revenues	103,451
Loans payable, bank	458,861
Total current liabilities		3,573,948
Obligations under capitalized leases, less current maturities		27,604
Notes payable		89,656
Convertible debenture		937,500
Total liabilities		4,628,708
Minority interest		—
Contingencies		—

Stockholders' equity:
Common stock, $.001 par value; 25,000,000 share authorized;
9,482,822 issued and outstanding	9,483
Additional paid-in-capital	39,164,034
Treasury stock	(21,457)
Accumulated deficit	(31,375,230)
Stock subscription receivable	(497,559)
Other comprehensive loss	(150,210)
Total stockholders' equity		7,129,061
Total liabilities and stockholders' equity		$11,757,769

See accompanying notes to these consolidated financial statements

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended June,
	2004	2003

Net revenues	$5,749,062	$3,745,386
Cost of revenues	2,656,377	1,778,993
Gross profit	3,092,685	1,966,393

Operating expenses:
Selling and marketing	253,701	76,136
Depreciation and amortization	1,714,754	1,576,890
Settlement costs	122,500	202,759
Bad debt expense	219,909	415,384
Salaries and wages	1,493,252	934,383
Professional services, including non-cash
compensation	464,332	272,447
General and adminstrative	1,759,607	956,644
Total operating expenses	6,028,055	4,434,643
Loss from operations	(2,935,370)	(2,468,250)
Other income and (expenses)
Loss on sale of assets	(35,173)	(5,464)
Beneficial conversion feature	(137,230)	—
Gain on forgiveness of debt	320,318	—
Fair market value of warrants issued	(230,413)	—
Interest expense	(172,101)	(135,243)
Other income and (expenses)	(53,165)	(6,624)
Loss from continuing operations	(3,293139)	(2,615,581)
Minority interest in subsidiary	273,159	—
Gain from discontinuation of a subsidiary	—	478,075
Net loss	(2,969,975)	(2,137,506)
Other comprehensive loss:
Translation adjustment	(299,507)	(380,978)
Comprehensive loss	$(3,269,482)	$(2,518,484)

Net loss per share - basic and diluted:
Continued operations	$(0.41)	$(0.58)
Discontinued operations	$—	$0.11
Net loss	$(0.38)	$(0.47)

Weighted average number
of shares outstanding - basic and diluted*	7,881,554	4,512,203

*The basic and diluted net loss per share has been retroactively restated to effect a 5:1 reverse stock split on August 18, 2003

See accompanying notes to these consolidated financial statements

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

			Additional	Stock	Other		Total
	Common Stock*		Paid-in	Subscriptions	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Income/(Loss)	Deficit	Equity
Balance at June 30, 2002	3,865,593	3,865	31,807,110	(43,650)	530,275	(26,267,749)	6,029,851
Common stock sold through private placements	471,853	472	371,997				372,469
Issuance of common stock in exchange for services	90,400	90	50,776				50,866
Issuance of common stock in exchange for accrued compensation	115,000	115	107,385				107,500
Excercise of common stock options	790,900	791	707,609				708,400
Excercise of common stock warrants	60,000	60	35,940				36,000
Issuance of common stock in exchange for notes payable	111,429	111	40,889				41,000
Issuance of common stock in exchange for settlement	40,000	40	49,960				50,000
Issuance of common stock in exchange for purchase of Altiva	212,000	212	211,788				212,000
Common stock options granted for services	—	—	26,500				26,500
Common stock receivable	—	—		(41,250)			(41,250)
Foreign currency translation adjustments	—	—			(380,978)		(380,978)
Net loss for the year	—	—				(2,137,506)	(2,137,506)

Balance at June 30, 2003	5,757,175	$5,756	$33,409,954	$(84,900)	$149,297	$(28,405,255)	$5,074,852

Continued

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

			Additional		Stock	Other		Total
	Common Stock*		Paid-in	Treasury	Subscriptions	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Receivable	Income/(Loss)	Deficit	Equity
Balance at June 30, 2003	5,757,175	5,756	33,409,954	—	(84,900)	149,297	(28,405,255)	5,074,852
Issuance of common stock for cash	1,413,187	1,414	1,847,336					1,848,750
Issuance of common stock in exchange for services	3,613	4	8,996					9,000
Excercise of common stock options	1,067,309	1,068	1,369,484		(412,659)			957,893
Excercise of common stock warrants	390,000	390	487,110					487,500
Issuance of common stock in exchange for notes payable & interest	601,393	601	1,070,628					1,070,629
Issuance of common stock in exchange for settlement	45,195	45	135,088					135,133
Issuance of common stock in exchange for purchase of Altiva	100,000	100	(100)					—
Issuance of common stock in exchange for purchase of Pearl	60,000	60	166,800					166,860
Issuance of common stock to directors in exchange for services	45,000	45	39,195					39,240
Purchase of treasury shares				(21,457)				(21,457)
Beneficial conversion feature	—	—	399,730					399,730
Fair market value of warrants issued	—	—	230,413					230,413
Foreign currency translation adjustments	—	—	—			(299,507)		(299,507)
Net loss for the year	—	—	—				(2,969,975)	(2,969,975)

Balance at June 30, 2004	9,482,822	$9,483	$39,164,034	$(21,457)	$(497,559)	$(150,210)	$(31,375,230)	$7,129,061

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$(2,969,975)	$(2,137,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,070,708	1,576,890
Provision for uncollectible accounts		80,000
Gain on discontinued operations		(478,075)
Gain on forgiveness of debt	(320,318)	—
Loss on sale of assets	35,173	5,464
Minority interest in subsidiary	(273,159)	—
Stock issued for settlement costs	135,133	50,000
Stock issued for services	9,000	39,200
Stock issued to directors for services	39,240
Fair market value of warrants and stock options granted	230,413	26,500
Beneficial conversion feature	137,230	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(324,094)	464,634
Other current assets	(416,780)	(585,145)
Other assets	—	(347,743)
Decrease in liabilities:
Accounts payable and accrued expenses	(65,386)	(874,734)
Net cash used in operating activities	(1,712,815)	(2,180,515)
Cash flows from investing activities:
Purchases of property and equipment	(2,861,754)	(127,822)
Sales of property and equipment	75,490	92,271
Purchases of certificates of deposit	(3,241,403)	—
Proceeds from sale of certificates of deposit	2,850,000	714,334
Increase in intangible assets - development costs	(439,297)	—
Proceeeds from sale of minority interest of subsidiary	210,000	—
Net cash provided (used in) by investing activities	(3,406,964)	678,783
Cash flows from financing activities:
Proceeds from sale of common stock	1,848,750	365,219
Proceeds from the exercise of stock options	1,445,392	845,566
Purchase of treasury shares	(21,457)	—
Proceeds from loans	1,628,005	351,868
Proceeds from convertible debenture	1,200,000	—
Payments on capital lease obligations & loans	(384,210)	(132,972)
Net cash provided by financing activities	5,716,480	1,429,681
Effect of exchange rate changes in cash	59,970	199,627
Net increase in cash and cash equivalents	656,671	127,576
Cash and cash equivalents, beginning of year	214,490	86,914
Cash and cash equivalents, end of year	$871,161	$214,490

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	For the Year
	Ended June 30,
	2004	2003
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$172,101	$135,243
Taxes	$76,638	$10,344

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services and compensation	$9,000	$39,200
Common stock issued for conversion of note payable and interest	$861,429	$25,000
Common stock issued for legal settlement	$135,133	$50,000
Common stock issued for acquisition of product license	$166,860	$—
Common stock issued for settlement of debt	$209,200	$—
Common stock issued to directors for services	$39,240	$—
Stock options granted in exchange for services received	$—	$26,500
Common stock issued for acquisition of subsidiary	$—	$212,000

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

Business Combinations Accounted for Under the Purchase Method:

Network Solutions PVT, Ltd. and NetSol UK, Limited

On September 15, 1998 and April 17, 1999, the Company purchased from related parties, 51% and 49%, respectively, of the outstanding common stock of Network Solutions PVT, Ltd., a Pakistani Company, and 43% and 57% of the outstanding common stock of NetSol UK, Limited, a United Kingdom Company, for the issuance of 938,000 restricted common shares of the Company and cash payments of $775,000, for an aggregate purchase price of approximately $12.9 million. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which approximated $300,000. Included in the accompanying consolidated financial statements are other assets acquired at fair m arket value consisting of product licenses, product renewals, product enhancements, copyrights, trademarks, trade names and customer lists. At the date of acquisition, the management of the Company allocated approximately $6.3 million to these assets, based on independent valuation reports prepared for the Company. The excess of the purchase prices over the estimated fair values of the net assets acquired, was recorded as goodwill, and was being amortized by using the straight-line method from the date of each purchase. Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. During June 2001, the management decided to close its operations in the United Kingdom, and accordingly, the Company recognized a loss from impairment of various intangible assets related to NetSol UK, as recoverability of these assets (measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset) seemed highly unlikely. On March 18, 2002, the final Winding-up Order was made relating to the liquidation of for NetSol UK on the petition of a creditor in respect of services supplied presented to the Court.

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

Altvia Corporation

On May 20, 2003, the Company acquired 100% of the outstanding capital stock of Altvia Technologies, Inc. for an aggregate purchase price of $257,000. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which equaled to $257,000. The management of the Company allocated $30,000 of the purchase price to customer lists & $23,688 to property and equipment. The excess of the purchase price over the estimated fair values of the net assets acquired of $203,312, was recorded as goodwill.

Pearl Treasury System Ltd

On October 14, 2003, the Company executed an agreement to acquire the Pearl Treasury System Ltd, a United Kingdom company ("Pearl"). This acquisition required the Company to issue up to 60,000 shares of common stock to the shareholders of Pearl Treasury System, Ltd. The financial statements of Pearl are insignificant to the consolidated financials, and therefore, have not been presented. The total acquisition value of $166,860 has been recorded as an intangible asset and is included in "product licenses" on the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Raabta Online

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

Formation of Subsidiary:

During the period ended December 31, 2002, the Company formed a subsidiary in the UK, NetSol Technologies Ltd., as a wholly-owned subsidiary of NetSol Technologies, Inc. This entity serves as the main marketing and delivery arm for services and products sold and delivered in the UK and mainland Europe.

During the period ended June 30, 2004, the Company formed a subsidiary in India, NetSol Technology India, Limited, as a wholly-owned subsidiary of NetSol Technologies, Inc. This entity serves as the main marketing and delivery arm for services and products sold and delivered in India. As of the date of this report, no operations have begun with this entity.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (Pvt), Ltd., NetSol (Pvt), Limited, NetSol Technologies Limited, NetSol-Abraxas Australia Pty Ltd., NetSol Altvia, Inc., and its majority-owned subsidiary, NetSol Connect (Pvt), Ltd., All material inter-company accounts have been eliminated in consolidation.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. This change in estimate increased the depreciation and amortization expense by approximately $700,000 for the year ended June 30, 2002 and $400,000 during the three months ended June 30, 2001. Due to impairment losses recognized to intangibles, the remaining net intangible balance of approximately $6,860,000 (including goodwill of $1,950,000) at the date of change in estimation in 2001 has been amortized over the remaining life of 57 months. The Company evaluates, on on-going basis, the accounting effect arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" which becomes effec tive to the Company’s financial statements beginning July 1, 2002.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern:

The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2004, the Company had an accumulated deficit of $31,375,230 and a working deficit of approximately $10,000. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management recognizes that the Company must generate additional resources to enable it to continue operations. In the current year, the Company realized a significant increase in net revenues of nearly 53%. Management is taking steps to continue comparable revenue increases in the next fiscal year. Management also continuing to pursue cost cutting measures at every entity level. Additionally, management’s plans also include the sale of additional equity securities and debt financing from related parties and outside third parties. However, of course, no assurance can be guaranteed that the Company will be successful in raising additional capital or continue the current growth trend in net revenues. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs:

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2004 and 2003 were $253,701 and $76,136, respectively.

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

Reverse stock split:

On August 18, 2003, the Company affected a 1 for 5 reverse stock-split for all the issued and outstanding shares of common stock. All historical share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the 5:1 reverse stock split.

Other Comprehensive Income & Foreign Currency Translation:

SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. The accounts of NetSol UK, Limited use British Pounds, NetSol Technologies (Pvt) Ltd., NetSol (Pvt), Ltd., and NetSol Connect Pvt, Ltd. use Pakistan Rupees, NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and NetSol Altvia, Inc., uses U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. During the year ended June 30, 2004 and 2003, comprehensive income included net translation loss of $299,507 and $380,978, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $150,210 as of June 30, 2004.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2004, the Company had net federal and state operating loss carry forwards expiring in various years through 2024. During the year ended June 30, 2004, the valuation allowance increased by $1,186,800; primarily due to the net operating loss carry forward. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when in the opinion of management, utilization is not reasonably assured.

A summary at June 30, 2004 is as follows:
	Federal	State	Total
Net operating loss carry forward	$19,104,500	$12,179,500
Effective tax rate	32%	8%
Deferred tax asset	6,113,440	974,360	7,087,800
Valuation allowance	(4,553,440)	(584,360)	(5,137,800)
Net deferred tax asset	1,560,000	390,000	1,950,000

Deferred tax liability arising from
non-taxable business combinations	1,560,000	390,000	1,950,000
Net deferred tax liability	$—	$—	$—

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	June 30,	June 30,
	2004	2003

Tax expense (credit) at statutory rate-federal	(32)%	(32)%
State tax expense net of federal tax	(8)	(8)
Permanent differences	1	1
Valuation allowance	39	39
Tax expense at actual rate	—	—

Derivative Instruments:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. After adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has complied with the requirements of SFAS 133, the effect of which was not material to the Company’s financial position or results of operations as the Company does not participates in such activities.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

As of June 30, 2004, the Company determined the fair value of goodwill was equal to its carrying value.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reporting segments:

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries (Note 13).

New Accounting Pronouncements:

In March 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect to adopt SFAS No. 123. The proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the year end June 30, 2004 has been presented in Note 9.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications:

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 - MAJOR CUSTOMERS

The Company is a strategic business partner for DaimlerChrysler (which consists of a group of many companies), which accounts for approximately 20% of revenue for the years ended June 30, 2004 and 2003. No other individual client represents more than 10% of the revenue for the fiscal year ended June 30, 2004 and 2003.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets consist of the following as of June 30, 2004:

Prepaid Expenses	$228,479
Advance Income Tax	79,302
Employee Advances	21,759
Security Deposits	15,267
Other Receivables	42,097
Other	10,134

Total	$397,038

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at June 30, 2004:

Office furniture and equipment	$491,397
Computer equipment	2,131,891
Web-site development	167,305
Assets under capital leases	535,142
Building	1,096,639
Construction in process	1,835,436
Land	178,578
Autos	61,712
Improvements	197,391
Subtotal	6,695,491
Accumulated depreciation and amortization	(2,491,911)
$4,203,580

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2003 and 2002, fixed asset depreciation and amortization expense totaled $520,750 and $474,596, respectively. Of these amounts, $355,954 and $287,235, respectively, are reflected as part of cost of goods sold. Accumulated depreciation and amortization for assets under capital leases amounted to $335,156 and $372,623 at June 30, 2004 and 2003, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2004:

	Product Licenses	Customer Lists	Goodwill	Total
Intangible asset - June 30, 2003	$4,894,838	$1,977,877	$2,153,311	$9,026,026
Additions	650,677	—	—	650,677
Effect of translation adjustment	(4,298)	—	—	(4,298)
Accumulated amortization	(3,131,357)	(1,336,308)	(1,214,052)	(5,681,717)
Net balance - June 30, 2004	$2,409,860	$641,569	$939,259	$3,990,688

Amortization expense:
Year ended June 30, 2004	$803,629	$315,665	$430,664	$1,549,958
Year ended June 30, 2003	$726,630	$316,015	$393,388	$1,436,033

At June 30, 2004 and 2003, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $908,508 and $562,659, respectively, as the development and enhancement is yet to be completed.

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

NOTE 7 - CERTIFICATE OF DEPOSIT HELD AS COLLATERAL

In April 2004, the Company renewed its Directors and Officers Insurance and as part of the financing agreement was required to purchase a Certificate of Deposit (“CD”) for $121,163 as collateral for the financing. The CD is held until the loan for the insurance has been paid. This amount is included in the Certificates of Deposit on the accompanying balance sheet.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBTS

NOTES PAYABLE

Notes payable consist of the following at June 30, 2004:

	Balance at	Current	Long-Term
Name	6/30/04	Maturities	Maturities
A. Cowler Settlement	146,516	65,160	81,356
H. Smith Settlement	199,321	199,321	—
Barclay's Settlement	16,598	16,598	—
A. Zaman Settlement	26,300	18,000	8,300
D&O Insurance	58,942	58,942	—
Subsidiary capital leases	35,064	35,064	—
Subsidiary notes payable	410,728	410,728	—

	893,469	803,813	89,656

On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler ("Cowler") and Surrey Design Partnership Ltd. The Company agreed to pay Cowler £218,000 pound sterling or approximately $320,460 USD including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The agreement calls for monthly payments of £3,000 until March 2004 and then £4,000 per month until paid. The balance as of June 30, 2003, was $185,424. During the year ended June 30, 2004, the Company paid £60,445 or $86,857 and accrued $23,788 in interest. In addition, the Company adjusted the amount due in USD to reflect the change in exchange rates from when the settlement was reached in 2002. As a result $24,161 was recorded to translation loss. As of June 30, 2004, the balance was $146,516. Of this amount, $65,160 has been classified as a current liability and $81,356 as long-term liability in the accompanying financial statements.

In November 2002, the Company signed a settlement agreement with Herbert Smith for £171,733 or approximately $248,871, including interest. The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. The balance owing at June 30, 2003 was $164,871. During the year ended June 30, 2004, the Company paid £41,044 or $73,000. In addition, the Company adjusted the amount due in USD to reflect the change in exchange rates from when the settlement was reached in 2002. As a result $107,450 was recorded to translation loss. As of June 30, 2004, the balance was $199,321. The entire balance has been classified as current and is included in "Current maturities of notes and obligations under capitalized leases" in the accompanying consolidated financial statements.

In December 2001, as part of the winding up of Network Solutions Ltd. the parent agreed to assume the note payable of one of the major creditors, Barclay’s Bank PLC of £130,000 or $188,500 USD. In November 2002, the parties agreed upon a settlement agreement whereby the Company would pay £1,000 per month for twelve months and £2,000 per month thereafter until paid. During the fiscal year ended June 30, 2003, the Company paid approximately £2,000 or $3,336. The balance owing at June 30, 2003 was $185,164. During the year ended June 30, 2004, the Company paid £66,000 or $69,421. During the quarter ended March 31, 2004, the Company entered into a settlement agreement with Barclay’s whereby Barclay’s agreed to accept £69,000 or $79,098 as payment in full. As a result the Company recorded a gain on the reduction of debt in the amount of $99,146. As of June 30, 2004, £60,000 or $62,500 has been paid on the settlement amount with the balance of £9,000 or $16,598 due by July 2, 2004. The entire balance has been classified as current and is included in "Current maturities of notes and obligations under capitalized leases" in the accompanying consolidated financial statements.

In June 2002, the Company signed a settlement agreement with a former consultant for payment of past services rendered. The Company agreed to pay the consultant a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2003 was $53,300.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the current fiscal year the Company paid $22,000. As of June 30, 2004, the balance was $26,300, of this amount $18,000 has been classified as a current liability in the accompanying consolidated financial statements.

In January 2004, the Company renewed its director’s and officer liability insurance for which the annual premium is $167,000. In April 2004, the Company arranged financing with AFCO Credit Corporation with a down payment of $50,100 with the balance to be paid in monthly installments. As part of this financing agreement, the Company is required to hold a certificate of deposit in the amount of $121,163 as collateral, Note 7).
.
As part of the purchase of Altvia in May 2003, the Company was required to pay $45,000 as a note payable. During the six months ended December 31, 2003, the Company paid the entire balance of $45,000.

On August 20, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, the Company borrowed $500,000 from the investor. The note has an interest rate of 8% per annum. The note was due on a date that is one hundred (120) days from the issuance date. In the event of default by the Company only, the principal of the note is convertible into shares of common stock at $1.75 per share. As the conversion price per share was less than the20-day average market value of the stock, the Company recorded an expense of $96,207 for the beneficial conversion feature of the note. The convertible debenture was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. On December 16, 2003, the note holder converted the note into 285,715 shares of the Company’s common stock.

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

On December 17, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor, Sovereign Holdings. Under the terms of the loan, the Company borrowed $100,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is six months from the issuance date. In the event of default by the Company only, the note is convertible into shares of common stock at $1.95 per share, and 51,282 warrants at the exercise price of $3.25 per share which expire one year from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. On March 24, 2004, the loan was converted into 51,282 shares of the Company’s common stock. In June 2004, an addition 5,861 shares of the Company’s common stock were issued for interest valued at $11,429.

In addition, the various subsidiaries had current capital leases of $35,064 and long-term notes of $473,887 as of June 30, 2004.

The current maturity of notes payable, including capital lease obligations, is as follows:

Year ending June 30, 2005	$803,813	(current)
Year ending June 30, 2006	73,460	(long-term)
Year ending June 30, 2007	16,196	(long-term)

Total	$893,469

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOANS PAYABLE - BANK

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has three loans with a bank, secured by the Company’s assets. These notes consist of the following as of June 30, 2004:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	4%	$334,190
Term Loan	April 20, 2005	10%	38,989
Line of Credit	On Demand	8%	85,682

Total			$458,861

NOTE 9 - STOCKHOLDERS’ EQUITY

Initial Public Offering:

On September 15, 1998, the Company completed the sale of its minimum offering of shares in its initial public offering which generated gross proceeds of $1,385,647 from the sale of 50,200 shares of common stock and 929,825 warrants, each warrant to purchase one share of the Company’s common stock at an exercise price of $6.50 for a term of five years. The remaining unexercised warrants of 51,890 expired on September 15, 2003.

Business Combinations:

Altvia Technologies, Inc.

On May 20, 2003, the Company issued 212,000 Rule 144 restricted common shares in exchange for all the assets and certain liabilities of Altvia Technologies, Inc., a Delaware corporation in an Asset Purchase Agreement. The shares were valued at the time of the purchase at $212,000 or $1.00 per share. Proforma financial statements are not presented, as the net assets and the operations of Altvia Technologies, Inc. were insignificant prior to the merger.

An additional 100,000 shares were issued to Altvia in February 2004 as part of the purchase agreement for sales milestones achieved.

Pearl Treasury System Ltd

In October 2003, the Company entered into an agreement to acquire the Pearl Treasury System Ltd, a United Kingdom company ("Pearl"). This acquisition required the Company to issue up to 60,000 shares of common stock to the shareholders of Pearl Treasury System, Ltd. The shares were valued at the time of the purchase at $166,860 or $2.78 per share. On December 16, 2003, the initial shares of 41,700, valued at $115,968 due at the signing of the agreement were issued by the Company. In April 2004, the remaining 18,300 shares were issued upon the completion of the software delivery warranties valued at $50,892. The shares used to acquire this asset were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. Proforma financial statements are not presented, as the net assets and the operations of Pearl were insignificant prior to the merger.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placements

In July 2003, the Company sold 1,026,824 shares of the Company’s common stock in a private placement transaction. Maxim Group, LLC in New York acted as the placement agent for the transaction. The total funds raised were $1,215,000 with approximately $102,950 in placement fees, commissions, and other expenses paid from the escrow of the sale for a net of $1,102,050. An SB-2 registration statement was filed on October 15, 2003 to register the shares for the selling shareholders in this transaction. The investors included 12 individual accredited investors with no prior ownership of the Company’s common stock.

In May 2004, the Company sold 386,363 shares of the Company’s common stock in a private placement transaction. Maxim Group, LLC in New York acted as the placement agent for the transaction. The total funds raised were $850,000 with approximately $103,300 in placement fees, commissions, and other expense paid from the escrow of the sale for a net of $746,700. The investors included 9 individual accredited investors with no prior ownership of the Company’s common stock. An SB-2 was filed on June 15, 2004 to register these shares. In addition, the Company issued 243,182 warrants in connection with the sale. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $230,413 or $1.41 per share and recorded the expense in the accompanying consolidated financial statements.

During the year ended June 30, 2003, the Company sold 459,770 shares of common stock for $365,219 through private placement offerings pursuant to Rule 506 of Regulation D of the Securities and Exchange Act of 1933. The private placements were intended to be exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 under Regulation D.

Services

During the years ended June 30, 2004 and 2003, the Company issued 3,613 and 93,400 restricted Rule 144 common shares in exchange for accrued compensation and services rendered, respectively. The Company recorded compensation expense of $9,000 and $39,200 for the years ended June 30, 2004 and 2003, respectively. Compensation expense was calculated based upon the fair market value of the freely trading shares as quoted on NASDAQ through 2004 and 2004, over the service period.

In February 2003, the Board of Directors and officers were granted the right to receive 5,000 shares of the Company’s common stock if certain conditions were met during their 2003 - 2004 term of office. These conditions were met and a total of 45,000 restricted Rule 144 common shares were issued in June 2004. The shares were valued at the fair market value at the date of grant of $39,240 or $0.87 per share.

Issuance of shares for Conversion of Debt and Settlement of Litigation

During the year ended June 30, 2004, a total of 123,350 shares of the Company’s common stock, valued at $209,200, were issued to three investors as reimbursement for debts of the Company paid by the investors. In addition, three convertible notes payable of $850,000 plus $11,429 of interest was converted into 477,993 shares of the Company’s common stock (see Note 8).

During the year ended June 30, 2003, the outstanding balance of $25,000 in debt was converted into 71,429 restricted Rule 144 common shares.

During the year ended June 30, 2004 and 2003, the Company issued 45,195 and 40,000 shares of common stock in settlement of litigation, respectively. The shares were valued at $135,135 and $50,000, respectively.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options and Warrants Exercised

During the years ended June 30, 2004 and 2003, the Company issued 1,067,309 and 954,983 shares of its common stock upon the exercise of stock options valued at $957,892 and $809,566, respectively; of this amount $290,000 is has not been received as of June 30, 2004 and is included in Stock Subscription Receivable in the accompany consolidated financial statements. The exercise price ranged from $0.75 and $1.50 per share.

During the years ended June 30, 2004 and 2003, the Company issued 390,000 and 60,000 shares of its common stock upon the exercise of warrants valued at $487,500 and $36,000, respectively.

Stock Subscription Receivable

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

The balance at June 30, 2003 was $84,900, of this $41,250 was received in the quarter ended September 30, 2003.

During the year ended June 30, 2004, four officers of the Company had exercised options with receivables valued at $207,559. Interest is being accrued on these loans at 6% per annum and was $7,071 at June 30, 2004.

At June 30, 2004, the Company had receivables from three employees and one investor for options exercised totally $290,000.
.
Treasury Stock

During the year ended June 30, 2004, the Company purchased 10,000 shares of its common stock on the open market for $21,457 as treasury shares.

Common Stock Purchase Warrants and Options

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of June 30, 2004:

		Exercise	Options and	Exercise
	Options	Price	Warrants	Price
Outstanding and exercisable, June 30, 2003	1,132,898	$.75 to $5.00	840,000	$0.50 to $5.00
Granted	2,337,578	$1.00 to $5.00	243,182	$2.20 to $3.30
Exercised	(1,067,309)	$0.75 to $2.50	(390,000)	$0.50 to $1.75
Expired	(640,890)	$7.20 to $24.75	—
Outstanding and exercisable, June 30, 2004	1,762,277		693,182

During the year ended June 30, 2004, 2,087,578 options were granted to employees and officers of the company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. In addition, on March 26, 2004, 250,000 option shares were granted to the members of the Board of Directors. These options vest over a period of two years.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for year ended June 30, 2003 as follows:

Net loss - as reported	$(2,969,975)
Stock-based employee compensation expense,
included in reported net loss, net of tax	—

Total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(2,859,750)

Pro forma net loss	$(5,829,725)

Earnings per share:
Basic and diluted, as reported	(0.38)
Basic and diluted, pro forma	(0.74)

In addition, the Company issued 243,182 warrants in connection with the sale of stock under a private placement agreement. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $230,413 or $1.41 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	3.25%
Expected life	5 years
Expected volatility	100%
Dividend yield	0%

NOTE 10 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number and exercise prices of options granted under the 1997 Plan for the years ended June 30, 2004 and 2003 are as follows:

		Exercise		Exercise
	2004	Price	2003	Price
Outstanding and exercisable, beginning of year	9,000	$7.20	9,000	$7.20
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(9,000)	$7.20	—	—
Outstanding and exercisable, end of year	—		9,000	$7.20

During the year ended June 30, 2004, all outstanding options in this plan expired.

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

The number and exercise prices of options granted under the 1999 Plan for the year ended June 30, 2004 and 2003 are as follows:

		Exercise		Exercise
	2004	Price	2003	Price
Outstanding and exercisable, beginning of year	631,890	$24.75	631,890	$24.75
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(631,890)	$24.75	—	—
Outstanding and exercisable, end of year	—		631,890	$24.75

During the year ended June 30, 2004, all outstanding options in this plan expired.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The number and exercise prices of options granted under the 2001 Plan for the years ended June 30, 2004 and 2003 are as follows:

		Exercise		Exercise
	2004	Price	2003	Price
Outstanding and exercisable, beginning of year	398,408	$0.75 to $2.50	887,908	$0.25 to $1.25
Granted	555,913	$0.75 to $2.50	389,083	$0.75 to $2.50
Exercised	(764,544)	$0.75 to $2.50	(878,583)	$0.25 to $1.25
Expired	—	—	—	—
Outstanding and exercisable, end of year	189,777	$0.75 to $2.50	398,408	$0.75 to $2.50

The 2002 Plan

In January 2003, the Company enacted an Incentive and Non-statutory Stock Option Plan (the "2002 Plan") for its employees and consultants under which a maximum of 2,000,000 options may be granted to purchase restricted Rule 144 common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The number and weighted average exercise prices of options granted under the 2002 Plan for the year ended June 30, 2004 and 2003 are as follows:

		Exercise		Exercise
	2004	Price	2003	Price
Outstanding and exercisable, beginning of year	93,600	$0.75 to $2.50	—	—
Granted	1,331,665	$1.00 to $5.00	170,000	$0.75 to $2.50
Exercised	(302,765)	$0.75 to $2.50	(76,400)	$0.25 to $1.25
Expired	—	—	—	—
Outstanding and exercisable, end of year	1,122,500	$0.75 to $5.00	93,600	$0.75 to $2.50

The 2003 Plan

In March 2004, the Company enacted an Incentive and Non-statutory Stock Option Plan (the "2002 Plan") for its employees and consultants under which a maximum of 2,000,000 options may be granted to purchase restricted Rule 144 common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

The number and weighted average exercise prices of options granted under the 2003 Plan for the year ended June 30, 2004 are as follows:

		Exercise
	2004	Price
Outstanding and exercisable, beginning of year	—	—
Granted	450,000	$2.64 to $5.00
Exercised	—	—
Expired	—	—
Outstanding and exercisable, end of year	450,000	$2.64 to $5.00

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors for a Series A Convertible Debenture (the "Bridge Loan") whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $300,000. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. The net balance at June 30, 2004, is $937,500.

Under the terms of the Bridge Loan agreements, and supplements thereto, the debentures bear interest at the rate of 10% per annum, payable on a quarterly basis in common stock or cash at the election of the Company. The maturity date is 24 months from the date of signing, or March 26, 2006. The debentures are to be converted at the rate of $1.86 and are automatically converted on the closing of at least $2,200,000 in additional financing (the "Qualified Financing"), inclusive of the Bridge Loan.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company entered in to a lease agreement for its corporate office in the US beginning September 23, 2002. The term of the lease is on month-to-month basis with either party entitled to terminate it after February 20, 2003. In December 2003, the moved its headquarters from its previous facility to one with approximately 1,919 rentable square feet and a monthly rent of $3,934 per month, the previous location had a monthly rent of $2,993 per month. The term of the lease is for two years and expires on December 31, 2005. A security deposit of $3,934 was made and is included in other current assets in the accompanying consolidated financial statements.

The facilities in Maryland were on a month-to-month basis rented at the rate of $1,200 per month. In July 2004 the Maryland office moved to a new location to one with approximately 1,380 rentable square feet and a monthly rent of $2,530. The term of the lease is for three years and expires on June 30, 2007. A security deposit of $2,530 was made and is included in other current assets in the accompanying consolidated financial statements.

The Australia lease is a three-year lease that expires in September 2007 and currently is rented at the rate of $1,380 per month. UK operations are currently conducted in leased premises operating on a month-to-month basis with current rental costs of approximately $3,000 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $220,261 and $215,000 for the years ended June 30, 2004 and 2003, respectively.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lahore Technology Campus

The newly built Technology Campus was inaugurated in Lahore, Pakistan in May 2004. This facility consists of 40,000 square feet of computer and general office space. This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan. Title to this facility is held by NetSol Technologies Pvt. Ltd., and is not subject to any mortgages. The Company also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park. By this agreement, the IT ministry would invest nearly 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility. NetSol has relocated its over 250 employees into this new facility.

Employment Agreements

Effective January 1, 2004, the Company entered into an employment agreement with Naeem Ghauri as Chief Executive Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of 110,000 pounds sterling. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009.

Effective January 1, 2004, the Company entered into an employment agreement with Najeeb Ghauri as Chief Financial Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of $200,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009.

Effective January 1, 2004, the Company entered into an employment agreement with Salim Ghauri as the President and Chief Executive Officer the Company’s Pakistan subsidiary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $110,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009.

Effective January 1, 2004, the Company entered into an employment agreement with Patti L. W. McGlasson as legal counsel. The agreement provides for a yearly salary of $82,000. Ms. McGlasson also received options to purchase up to 10,000 shares of common stock at an exercise price equal to the lesser of $2.30 or the market price of the shares on the date of exercise less $2.00. These options vest at the rate of 25% per quarter and are exercisable until December 31, 2008. Effective March 26, 2004, Ms. McGlasson was elected to the position of Secretary. In connection with her role as Secretary, Ms. McGlasson received options to purchase up to 10,000 shares of common stock at $3.00 per share. These options vest at the rate of 25% per quarter and are exercisable until December 31, 2008. Ms. McGlasson also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009.

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

Litigation

Herbert Smith, a former attorney representing the Company, commenced a collection proceeding against the Company in the High Court of Justice, Queen’s Bench Division, on July 31, 2002, claiming the Company owed a sum certain to it. The Company had signed an engagement letter dated October 18, 2000. Herbert Smith ("HS") was hired to proceed against Surrey Design Partnership Ltd. HS claimed the Company owed 171,733 pounds sterling or approximately $248,871 USD. This sum includes interest in the amount of 8% per annum and has been recorded as a note payable on the accompanying consolidated financial statements (see note 8). On November 28, 2002, a Consent Order was filed with the Court agreeing to a payment plan, whereby the Company is to pay $10,000 USD upon signing of the agreement, $4,000 USD a month for one year and $6,000 USD, per month thereafter until the debt is paid. During the years ended June 30, 2004 and 2003 the Company paid $73,000 and $26,000, respectively on this note.

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

On January 29, 2002, the Company reached a settlement with Adrian Cowler and The Surrey Design Partnership Limited, the former owners of Network Solutions Group Limited ("NSGL"). The settlement had the following terms; I) NetSol to pay 50,000 pounds sterling; II) 3,000 pounds sterling to be paid for 24 months beginning 31, March 2002; III) 4,000 pounds sterling to be paid for 24 months beginning March 31, 2004; IV) NetSol to release 155,000 shares in escrow; V) 650,000 144 shares to be issued to Surrey Design. NetSol made some of the payments and issued all the shares. On June 11, 2002, Plaintiff filed an enforcement of judgment in California Superior Court of Los Angeles to enforce the judgment. A request for Entry of Default was filed on July 30, 2002. On September 10, 2002 NetSol filed its Opposition to Plaintiff’s request for Entry of Judgment and on September 16, 2002, Plaintiff filed its Motion to Strike NetSol’s Opposition. On September 25, 2002, the Company and Surrey Design entered into an Agreement to Stay Enforcement of Judgment. The terms of the Agreement included (i) NetSol to pay 25,000 pounds sterling upon execution of this Agreement; (ii) By February 20, 2003, NetSol to pay an addition 25,000 pounds sterling; (iii) From October 31, 2002 to February 28, 2003, NetSol to pay 3,000 pounds sterling; and (iv) from March 31, 2003 for a period of 24 months, NetSol to pay 4,000 pounds sterling. The settlement amount has been recorded in the accompanying consolidated financial statements as a note payable (see Note 8). During the years ended June 30, 2004 and 2003, the Company paid $86,857 and $76,248.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2003, Arab Commerce Bank ("ACB") filed a complaint in the Supreme Court of the State of New York (Index No. 600709/03) seeking damages for breach of a Note Purchase Agreement and Note. ACB alleged that NetSol did not issue stock in a timely manner in December 2000 resulting in compensatory damages in the amount of $146,466.72. The litigation arises out of a transaction from late 1999 in which Arab Commerce Bank invested $100,000 in the Company’s securities through a private placement. ACB claimed that the removal of the legend on its shares of common stock longer than contractually required. During this purported delay, the market value of the Company’s common shares decreased. Essentially, the ACB complaint sought the lost value of its shares. In the event ACB was unable to collect the amount sought, the complaint requested that NetSol repay the principal sum of the Note of $100,000 and interest at the rate of 9% per annum based on the maturity date of December 10, 2000. This matter has been settled pursuant to the terms of a settlement agreement whereby NetSol agreed to issue to ACB shares of common stock of the Company equal in value to $100,000 plus $39,178 of interest as of the effective date of the agreement. On December 16, 2003, the Company issued 34,843 shares of its common stock in satisfaction of the principal amount due. On February 6, 2004, the Company issued 10,352 shares of its common stock for the accrued interest.

On March 3, 2004, Uecker and Associates, Inc. as the assignee for the benefit of the creditors of PGC SYSTEMS, INC. f.k.a. Portera Systems Inc. filed a request for arbitration demanding payment from the Company for the amounts due under the agreement in the amount of $175,700. On March 31, 2004, the Company filed an Answering Statement to the Request of Uecker & Associates denying each and every allegation contained in the Claim filed by Uecker & Associates and stating NetSol’s affirmative defenses. There was an administrative conference scheduled with the case manager of the American Arbitration Association on March 17, 2004. An arbitrator has been selected and the parties are selecting dates for arbitration in this matter. The Company intends to vigorously defend itself in this matter and reach a favorable resolution.

On June 24, 2004, the Company reached a settlement agreement with, Brobeck, Phelger, et al, a vendor, for amounts in dispute. The vendor agreed to accept $108,500 as payment in full to be paid in three installments totaling $54,250 and one payment of $54,250 to be paid either in cash or in the Company’s common stock. The Company recorded a gain of $102,119 from the settlement of this debt in the accompanying consolidated financial statements.

On May 12, 2004, Merrill Corporation served an action against NetSol for account stated, common counts, open book account and unjust enrichment alleging amounts due of $90,415.33 together with interest thereon from August 23, 2001. On June 24, 2004, the parties reached a settlement agreement. The vendor agreed to accept $75,450 as payment in full to be paid $10,450 at the time of signing the agreement and the balance in five monthly installments of $13,000. The Company recorded a gain of $14,965 from the settlement of this debt in the accompanying consolidated financial statements.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT AND GEOGRAPHIC AREAS

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2004 and 2003:

	2004	2003
Revenues from unaffiliated customers:
North America	$676,857	$508,868
International	5,072,205	3,236,518
Consolidated	$5,749,062	$3,745,386

Operating loss:
North America	$(3,680,272)	$(2,644,712)
International	744,902	176,462
Consolidated	$(2,935,370)	$(2,468,250)

Identifiable assets:
North America	$4,089,053	$4,689,560
International	7,668,713	4,052,691
Consolidated	$11,757,766	$8,742,251

Depreciation and amortization:
North America	$1,511,162	$1,440,686
International	203,592	136,204
Consolidated	$1,714,754	$1,576,890

Capital expenditures:
North America	$55,986	$23,688
International	2,805,768	127,822
Consolidated	$2,861,754	$151,510

NOTE 14 - MINORITY INTEREST IN SUBSIDIARY

In August 2003, the Company entered into an agreement with United Kingdom based Akhtar Group PLC ("Akhtar"). Under the terms of the agreement, Akhtar Group acquired 49.9 percent of the Company’s subsidiary; Pakistan based NetSol Connect PVT Ltd. ("NC"), an Internet service provider ("ISP"), in Pakistan through the issuance of additional NC shares. As part of this Agreement, NC changed its name to NetSol Akhtar. The new partnership with Akhtar Computers is designed to rollout connectivity and wireless services to the Pakistani national market. On signing of this Agreement, the Shareholders agreed to make the following investment in the Company against issuance of shares of NC.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Akhtar	US$ 200,000
The Company	US$ 50,000

During the quarter ended September 30, 2003, the funds were received by NC and a minority interest of $200,000 was recorded for Akhtar’s portion of the subsidiary. During the quarter ended December 31, 2003, Akhtar paid an additional $10,000 to the Company for this purchase. For the year ended June 30, 2004, the subsidiary had net losses of $689,000, of which $273,159 was recorded against the minority interest. The balance of the minority interest at June 30, 2004 was $0.

Per the agreement, it was envisaged that NC would require a maximum $500,000 for expansion of its business. Akhtar was to meet the initial financial requirements of the Company until November 1, 2003. As of June 30, both NetSol and Akhtar had injected the majority of their committed cash to meet the expansion requirement of the company.

The following is the proforma financial information of the Company assuming as if the transaction was consummated from the beginning of the fiscal year ended June 30, 2003:

2003
Statements of operations:

Net loss before allocation of minority shareholders	(2,116,818)

Minority allocation	(8,041)

Net Loss	($2,124,859)

Basic and diluted loss per share	($0.09)

Balance Sheet items as of June 30, 2003:

Total assets	$8,932,251

Shareholders' equity	$5,264,852

NOTE 15 - SUBSEQUENT EVENTS

On August 18, 2004, two holders of the convertible debenture gave the Company notice they were converting their notes into the Company’s common stock. A total of $100,000 in notes were converted into 53,764 shares of the Company’s common stock and 26,882 warrants were issued.

