Form 10-Q
period 2004-09-30
NETSOL TECHNOLOGIES INC
filed 2004-11-09
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	For the transition period from __________ to __________

Commission file number: 0-22773
NETSOL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4627685
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer NO.)

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

Yes ☒ No ☐

The issuer had 10,045,796 shares of its $.001 par value Common Stock issued and outstanding as of November 4, 2004.

Transitional Small Business Disclosure Format (check one)

Yes ☐ No ☒

NETSOL TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

(a) Exhibits
(b) Reports on Form 8-K

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$204,850
Certificates of deposit	141,403
Accounts receivable, net of allowance for doubtful accounts of $80,000	1,166,521
Revenues in excess of billings	1,562,045
Other current assets	718,134
Total current assets		3,792,953
Property and equipment, net of accumulated depreciation		4,163,787
Intangibles:
Product licenses, renewals, enhancedments, copyrights,
trademarks, and tradenames, net	2,336,768
Customer lists, net	562,653
Goodwill, net	831,594
Total intangibles		3,731,015
Total assets		$11,687,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,856,705
Current portion of notes and obligations under capitalized leases	349,660
Billings in excess of revenues	54,900
Loans payable, bank	439,609
Total current liabilities		2,700,874
Obligations under capitalized leases, less current maturities		73,895
Notes payable		75,075
Convertible debenture		825,000
Total liabilities		3,674,844
Minority interest		186,615
Contingencies		-

Stockholders' equity:
Common stock, $.001 par value; 25,000,000 share authorized;
9,613,468 issued and outstanding	9,613
Additional paid-in-capital	39,621,500
Treasury stock	(27,197)
Accumulated deficit	(31,340,872)
Stock subscription receivable	(458,809)
Common stock to be issued	255,960
Other comprehensive loss	(233,899)
Total stockholders' equity		7,826,296
Total liabilities and stockholders' equity		$11,687,755

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	Ended September 30,
	2004	2003
Net revenues	$2,058,305	$972,612
Cost of revenues	751,647	460,377
Gross profit	1,306,658	512,235

Operating expenses:
Selling and marketing	119,348	19,222
Depreciation and amortization	413,824	412,801
Bad debt expense	-	52,318
Salaries and wages	347,237	315,540
Professional services, including non-cash
compensation	114,334	29,801
General and adminstrative	277,515	512,651
Total operating expenses	1,272,258	1,342,333
Income (loss) from operations	34,400	(830,098)
Other income and (expenses)
Loss on sale of assets	(620)	(36,988)
Beneficial conversion feature	(37,500)	-
Fair market value of warrants issued	(28,024)	-
Gain on forgiveness of debt	50,274	-
Interest expense	(21,575)	(37,169)
Other income and (expenses)	22,335	596
Total other expenses	(15,110)	(73,561)
Net income (loss) before minority interest in subsidiary	19,290	(903,659)
Minority interest in subsidiary	15,068	35,309
Net income (loss)	34,358	(868,350)
Other comprehensive loss:
Translation adjustment	(83,689)	(79,788)
Comprehensive loss	$(49,331)	$(948,138)

Net income (loss) per share:
Basic	$0.00	$(0.13)
Diluted	$0.00	$(0.13)
Weighted average number of shares outstanding:
Basic	9,504,789	6,577,913
Diluted	12,065,735	6,577,913

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss) from continuing operations	$34,358	$(868,350)
Adjustments to reconcile net income (loss) to net cash
Used in operating activities:
Depreciation and amortization	481,865	412,801
Gain on settlement of debt	(50,274)	-
Loss on sale of assets	620	36,988
Minority interest in subsidiary	(15,068)	(35,309)
Stock issued for services	25,745	-
Fair market value of warrants and stock options granted	28,024	-
Beneficial conversion feature	37,500	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(214,527)	(475,023)
Other current assets	(826,311)	48,129
Decrease in liabilities:
Accounts payable and accrued expenses	(564,159)	(205,295)
Net cash used in operating activities	(1,062,227)	(1,086,059)
Cash flows from investing activities:
Purchases of property and equipment	(213,990)	(78,189)
Sales of property and equipment	86,988	130,185
Purchases of certificates of deposit	-	(920,000)
Proceeds from sale of certificates of deposit	250,000	400,000
Increase in intangible assets - development costs	(77,990)	-
Capital investments in minority interest of subsidiary	191,606	-
Proceeeds from sale of minority interest of subsidiary	-	200,000
Net cash provided by (used in) provided by investing activities	236,614	(268,004)
Cash flows from financing activities:
Proceeds from sale of common stock	220,000	1,112,050
Proceeds from the exercise of stock options	-	238,250
Purchase of treasury shares	(51,704)	-
Proceeds from loans	-	500,000
Payments on capital lease obligations & loans	(30,967)	(358,589)
Net cash provided by financing activities	137,329	1,491,711
Effect of exchange rate changes in cash	21,973	(59,610)
Net increase (decrease) in cash and cash equivalents	(666,311)	78,038
Cash and cash equivalents, beginning of period	871,161	214,490
Cash and cash equivalents, end of period	$204,850	$292,528

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended
	Ended September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$21,575	$37,169
Taxes	$1,514	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services and compensation	$111,920	$-
Common stock issued for conversion of convertible debenture	$150,000	$-
Common stock issued for settlement of debt	$45,965	$-

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2004. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (PVT), Ltd. (“PK Tech”), NetSol (PVT), Limited (“PK Private”), NetSol CONNECT (PVT), Ltd. (now, NetSol Akhter Pvt. Ltd.) (“Connect”), NetSol Abraxas Australia Pty Ltd., NetSol USA and NetSol Technologies UK, Ltd. All material inter-company accounts have been eliminated in consolidation.

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform to report classifications of the current year.

NOTE 2 - USE OF ESTIMATES:

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, “ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.” EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share” (“EITF 03-6”). EITF 03-6 clarifies whether a security should be considered a “participating security” for purposes of computing earnings per share (“EPS”) and how earnings should be allocated to a “participating security” when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company’s financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is “actuarially equivalent” to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company’s financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, “APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS,” summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, “ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company’s financial statements.

NOTE 4 - NET LOSS PER SHARE:

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended September 30, 2004	Net Income	Shares	Per Share
Basic earnings per share:	$34,358	9,504,789	$0.00
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,852,277
Warrants		708,668
Diluted earnings per share	$34,358	12,065,734	$0.00

Weighted average number of shares used to compute basic and diluted loss per share is the same in the financial statements for the period ended September 30, 2003, since the effect of dilutive securities is anti-dilutive.

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol USA, Inc., use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $233,899 at September 30, 2004 are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the three months ended September 30, 2004 and 2003, comprehensive loss in the consolidated statements of operation included translation loss of $83,689 and $79,788, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2004:

Prepaid Expenses	$441,206
Advance Income Tax	80,559
Employee Advances	33,948
Security Deposits	20,334
Other Receivables	142,087
Total	$718,134
In August 2004, the Company entered into a two-year consulting agreement with a non-related third party whereby the Company agreed to pay the consultant a total of 100,000 shares of its common stock valued at $111,920. This has been recorded as a prepaid expense and is being amortized over the life of the service agreement. During the quarter ended September 30, 2004, $6,995 was expensed.

NOTE 7 - DEBTS

NOTES PAYABLE

Notes payable as of September 30, 2004 consist of the following:
	Balance at	Current	Long-Term
Name	9/30/04	Maturities	Maturities
A. Cowler Settlement	131,935	65,160	66,775
H. Smith Settlement	180,321	180,321	-
A. Zaman Settlement	26,300	18,000	8,300
D&O Insurance	14,827	14,827	-
Subsidiary capital leases	71,352	71,352	-
	424,735	349,660	75,075
On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler (“Cowler”) and Surrey Design Partnership Ltd. The Company agreed to pay Cowler £218,000 pound sterling or approximately $320,460 USD including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The agreement calls for monthly payments of £3,000 until March 2004 and then £4,000 per month until paid. As of June 30, 2004, the balance was $146,516. During the three months ended September 30, 2004, the Company paid £8,000 or $14,694. As of September 30, 2004, the balance was $131,822. Of this amount, $65,160 has been classified as a current liability and $66,775 as long-term liability in the accompanying consolidated financial statements.

In November 2002, the Company signed a settlement agreement with Herbert Smith for £171,733 or approximately $248,871, including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. The balance owing at June 30, 2004 was $199,321. During the three months ended September 30, 2004, the Company paid $19,000. The balance owing at September 30, 2004 was $180,321. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying consolidated financial statements.

In June 2002, the Company signed a settlement agreement with a former employee for payment of past services rendered. The Company agreed to pay the employee a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2004 and September 30, 2004 was $26,300. Of this amount, $18,000 has been classified as a current liability and $8,300 as long-term in the accompanying consolidated financials statements.

In January 2004, the Company renewed its director’s and officer liability insurance for which the annual premium is $167,000. In April 2004, the Company arranged financing with AFCO Credit Corporation with a down payment of $50,100 with the balance to be paid in monthly installments. The balance owing as of September 30, 2004 was $14,827.

In addition, the various subsidiaries had current maturities of capital leases of $71,352 as of September 30, 2004.

BANK NOTE

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has three loans with a bank, secured by the Company’s assets. These notes consist of the following as of September 30, 2004:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD
Export Refinance	Every 6 months	4%	$328,449
Term Loan	April 20, 2005	10%	26,950
Line of Credit	On Demand	8%	84,210
Total			$439,609

NOTE 8 - STOCKHOLDERS’ EQUITY:

REVERSE STOCK SPLIT

On August 18, 2003, the Company affected a 1 for 5 reverse stock split for all the issued and outstanding shares of common stock. All historical share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the 5:1 reverse stock split.

EQUITY TRANSACTIONS

Private Placements

In August 2004, the Company received $200,000 for the purchase of 190,476 shares of the Company’s common stock. As of September 30, 2004, the stock had not been issued and is reflected as “Stock to be Issued” on the accompanying consolidated financial statements.

Services

In August 2004, the Company entered into a two-year consulting agreement with a non-related third party whereby the Company issued 50,000 shares of its common stock valued at $55,960 for the first year of service and has agreed to issue an additional 50,000 shares at the beginning of the second year. The value of these shares of $55,960 is included in the “Stock to be Issued” on the accompanying consolidated financial statements.

Issuance of shares for Conversion of Debt

During the quarter ended September 30, 2004, three of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $150,000 and the Company issued 80,646 shares of its common stock to the note holders.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

The balance at June 30, 2004 was $497,559.

During the quarter ended September 30, 2004, the Company received a payment of $20,000 on the receivable. In addition, $18,750 of accrued salaries for one of the officers was applied against the receivable. The balance at September 30, 2004 was $458,809.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the three months ended September 30, 2004:

		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding and exercisable, June 30, 2004	1,862,277	$0.75 to $5.00	693,182	$0.50 to $5.00
Granted	-	-	40,323	$3.30
Exercised	-	-	-	-
Expired	(10,000)	$1.00	-
Outstanding and exercisable, Sept. 30, 2004	1,852,277		733,505
There were no options granted or exercised during the quarter ended September 30, 2004.

During the quarter ended September 30, 2004, three debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 40,323 common shares were issued to the note holders. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $28,024 or $0.69 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	3.25%
Expected life	5 years
Expected volatility	82%
Dividend yield	0%

NOTE 9 - INTANGIBLE ASSETS:

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

Intangible assets consisted of the following as of September 30, 2004:

	Product Licenses	Customer Lists	Goodwill	Total
Intangible asset - June 30, 2004	$5,450,357	$1,977,877	$2,153,311	$9,581,545
Additions	77,990	-	-	77,990
Effect of translation adjustment	(15,517)			(15,517)
Accumulated amortization	(3,176,062)	(1,415,224)	(1,321,717)	(5,913,003)
Net balance - September 30, 2004	$2,336,768	$562,653	$831,594	$3,731,015

Amortization expense:
Three months ended Sept. 30, 2004	$200,907	$78,916	$107,666	$387,489
Three months ended Sept. 30, 2003	$196,856	$78,916	$107,666	$383,438

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09	TOTAL
Product Licences	535,122	713,498	33,372	33,372	7,612	1,322,976
Customer Lists	236,751	276,326	44,076	5,500	-	562,653
Goodwill	322,998	430,664	40,664	37,269	-	831,595
	1,094,871	1,420,488	118,112	76,141	7,612	2,717,224

NOTE 10 - LITIGATION:

On March 3, 2004 Uecker and Associates, Inc. as the assignee for the benefit of the creditors of PGC Systems, Inc. formerly known as Portera Systems, Inc. filed a request for arbitration demanding payment from NetSol for the amounts due under a software agreement in the amount of $175,700. On March 31, 2004, the Company filed an answering statement to the request of Uecker & Associates denying each and every allegation contained in the Claim filed by Uecker & Associates and stating NetSol’s affirmative defenses. The claim is being settled by binding arbitration before the American Arbitration Association (AAA). The parties selected an arbitrator in April 2004; however, due to demands to her schedule, in August 2004, AAA requested that the parties select another arbitrator. The parties have selected a new arbitrator. A preliminary hearing was set with the new arbitrator on September 29, 2004. Discovery deadlines and motion deadlines were set by the new arbitrator. Dates for the arbitration hearing have been set for November 15 and 16, 2004. NetSol intends to vigorously defend this action.

NOTE 11 - GOING CONCERN:

The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2004, the Company had net working capital of $1,092,079, and an accumulated deficit of $31,340,872. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. In the current period, the Company realized a significant increase in net revenues. Management is taking steps to continue comparable revenue increases in the upcoming periods. Management is also continuing to pursue cost cutting measures at every entity level. Additionally, management’s plans include the sale of additional equity securities and debt financing from related parties and outside third parties. However, of course, no assurance can be guaranteed that the Company will be successful in raising additional capital or continue the current growth trend in net revenues. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow.

NOTE 12 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the three months ended September 30:

	2004	2003
Revenues from unaffiliated customers:
North America	$170,134	$80,348
International	1,888,171	892,264
Consolidated	$2,058,305	$972,612

Operating income (loss):
North America	$(643,956)	$(841,189)
International	678,356	11,091
Consolidated	$34,400	$(830,098)

Identifiable assets:
North America	$3,280,877	$4,790,055
International	8,406,878	4,534,952
Consolidated	$11,687,755	$9,325,007

Depreciation and amortization:
North America	$371,169	$371,667
International	42,655	41,134
Consolidated	$413,824	$412,801

Capital expenditures:
North America	$-	$19,019
International	213,990	59,170
Consolidated	$213,990	$78,189

NOTE 13 - MINORITY INTEREST IN SUBSIDIARY

In August 2003, the Company entered into an agreement with United Kingdom based Akhter Group PLC (“Akhter”). Under the terms of the agreement, Akhter Group acquired 49.9 percent of the Company’s subsidiary; Pakistan based NetSol Connect PVT Ltd. (“Connect”), an Internet service provider (“ISP”), in Pakistan through the issuance of additional Connect shares. As part of this Agreement, Connect changed its name to NetSol Akhter. The new partnership with Akhter Computers is designed to rollout connectivity and wireless services to the Pakistani national market. On signing of this Agreement, the Shareholders agreed to make the following investment in the Company against issuance of shares of Connect.

Akhter	$	US 200,000
The Company	$	US 50,000

During the quarter ended September 30, 2003, the funds were received by Connect and a minority interest of $200,000 was recorded for Akhter’s portion of the subsidiary. During the quarter ended December 31, 2003, Akhter paid an additional $10,000 to the Company for this purchase. Per the agreement, it was envisaged that Connect would require a maximum $500,000 for expansion of its business from each partner. Akhter was to meet the initial financial requirements of the Connect until November 1, 2003. As of September 30, 2004, both NetSol and Akhter had injected the majority of their committed cash to meet the expansion requirement of the company. As of September 30, 2004, a total of $615,493 had been transferred to Connect.

For the three months ended September 30, 2004, the subsidiary had net losses of $30,196, of which $15,068 was recorded against the minority interest. The balance of the minority interest at September 30, 2004 was $186,615.

NOTE 14 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors to acquire Series A Convertible Debentures (the “Bridge Loan”) whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $300,000. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. The net balance at September 30, 2004, is $825,000.

Under the terms of the Bridge Loan agreements, and supplements thereto, the debentures bear interest at the rate of 10% per annum, payable on a quarterly basis in common stock or cash at the election of the Company. The maturity date is 24 months from the date of signing, or March 26, 2006. The debentures are to be converted at the rate of $1.86 and are automatically convertible as of August 6, 2004.

During the quarter ended September 30, 2004, three of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $150,000 and the Company issued 80,646 shares of its common stock to the note holders.

NOTE 15 - GAIN ON SETTLEMENT OF DEBT

In September 2004, the Company transferred 24,004 of its treasury shares valued at $45,965 to Brobeck Phleger & Harrison, Llp, in exchange of debt, as part of the settlement agreement . The Company recorded a gain of $8,285 on the settlement.

During the quarter ended September 30, 2004, the Company evaluated the liabilities of its discontinued operations and determined that $41,989 was no longer payable. The Company recorded a gain of $41,989 as a result of the write-off of these liabilities from its financial statements.

NOTE 16 - SUBSEQUENT EVENTS

In October 2004, several employees exercised stock options to purchase 205,000 shares of the Company’s common stock for $200,000 in cash.

In October 2004, a private placement was made for the purchase of 200,000 shares of the Company’s common stock for $200,000 cash.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and three months ending September 30, 2004.

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

PLAN OF OPERATIONS

Management has set the following new goals for the Company’s next 12 months.

Initiatives and Investment to Grow Revenues and Capabilities

•	Achieve CMM Level 4 Accreditation in 2004.
•	Enhance Software Design, Engineering and Service Delivery Capabilities by increasing investment in training.
•	Enhance and invest in R&D or between 5-7% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.
•	Recruit additional senior level marketing and technical professionals in Lahore, London, and Adelaide offices to be able to support potential new customers from the North American and European markets.
•	Embark on a program of recruiting the best available talent in project and program management.

•	In June 2004, the Company relocated its entire staff in Lahore to three floors of its newly built, fully dedicated and wholly owned Technology Campus. The Company is in the process of expanding the last two remaining floors to add new personnel.
•	Increase Capex, to enhance Communications and Development Infrastructure.
•	Launch new business development initiatives for various products and services such as LeaseSoft in hyper growth economies such as China.
•	Create new technology partnership with Oracle and strengthen our relationship with Intel in Asia Pacific and in the USA.
•	Aggressive marketing strategy in local government and private sectors in Pakistan.
•	Ramping up the telecom sectors through its majority owned subsidiary NetSol Akhter and injecting needed capital. The telecom sector is one of the most untouched sectors in Pakistan. NetSol has seized this opportunity to aggressively market its products and services with its strong infrastructure, brand name and resources in this region.
•	Aggressive new business development activities in UK and European markets through organic growth, new alliances and mergers and acquisition..

Top Line Growth through Investment in Marketing Organically and by Mergers and Acquisition (“M&A”) activities:

•	Launch LeaseSoft into new markets by assigning new, well established companies as distributors in Europe, Asia Pacific including Japan.
•	Expand relationships with key customers in the US, Europe and Asia Pacific.
•	Product Positioning through alliances, joint ventures and partnerships.
•	Direct Marketing of Services.
•	Embark on roll up strategy by broadening M&A activities broadly in the software development domain.
•	Effectively position and marketing campaign for ‘Trapeze’ or PTS. This is a potentially big revenue generator in the banking domain for which NetSol has already invested significant time and resources towards completing the development of this application. Seeking major development partners to market this treasury systems in the global markets.

With these goals in mind, the Company entered in to the following significant and new strategic alliances and relationships:

LeaseSoft Distributors. NetSol is also very active in appointing key distributors in Japan, Asia and in Europe for its LeaseSoft products. As soon we have signed these agreements, the shareholders will be notified through press releases.

DaimlerChrysler. NetSol signed a global frame agreement with DaimlerChrysler, Germany for LeaseSoft products and services that now expands the marketing reach to over 60 countries. DaimlerChrysler as a group represent the largest customers for NetSol.

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

Investment Banking Relations. The relationship with Maxim Group, LLC, NetSol’s investment banker located in New York, continues to grow as the bank has effectively raised new capital and has been assisting the Company in executing its M&A and growth strategy. NetSol UK, the Company’s wholly owned United Kingdom subsidiary, has engaged The Altra Group, a local M&A company to assist it in identifying opportunities in the European markets.

Launch of Indian Subsidiary. On March 17, 2004, NetSol announced that it has launched a wholly-owned subsidiary, NetSol International Pvt. Ltd., in Bangalore, India. NetSol established this subsidiary as a service delivery base for legacy systems migration, IT consultancy and certain software engineering skills that are more readily available in India. The Indian IT-enabled services business produces over $12 billion in export earnings and is growing at over 20% annually. By establishing the Indian subsidiary, NetSol hopes to tap into the growing Indian market.

Funding and Investor Relations.

•	The Company is exploring various means and most cost efficient methods to inject new capital for the explosive growth it is experiencing. Our focus is in emerging capital markets, UK and USA.
•	Continue to raise capital at attractive terms through private placements offering restricted securities, convertible debt debentures and, as needed, new public offerings, for its many initiatives and programs. Several of the Company’s current institutional investors based in the UK and USA have regularly participated through new private placement transactions or by exercising their warrants or converting their notes into NetSol restricted common shares.
•	Infuse new capital from potential exercise of outstanding investor warrants and employees options for business development and enhancement of infrastructures.
•	Continuing to efficiently and prudently manage cash requirements and raise capital from the markets only as it deems absolutely necessary to execute the growth strategy.
•	NetSol has engaged a brokerage house in New York for new investor relations and company coverage. Just recently they initiated and distributed research coverage of NetSol with a ‘buy’ rating.

Improving the Bottom Line.

•	Continue to review costs at every level and take appropriate steps to further reduce operating overheads.
•	Discontinue any programs, projects or offices that are not producing desirable and positive results
•	Grow process automation.
•	Profit Centric Management Incentives.
•	More local empowerment and P&L Ownership in each Country Office.
•	Improve productivity at the development facility and business development activities.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Improve prices of all our product offerings, yet maintain the competitiveness. This will further improve gross margins across the board.

After streamlining key operations, Management believes that NetSol is in a position to derive higher productivity based on current capital employed. Nonetheless, as the business ramps up, management anticipates the need to hire additional personnel.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development ‘engine’ of NetSol, which became CMM Level 2 in early 2002. In a quest to continuously improve its quality standards, NetSol reached CMM Level 3 assessment in July 2003. According to the website of SEI of Carnegie Mellon University, USA, only a few software companies in the world have announced their assessment of level 3. Now, as a result of achieving CMM level 3, the Company is experiencing a growing demand for its products and alliances from blue chip companies worldwide. NetSol is now aiming for CMM level 4 in 2004 and potentially CMM level 5, the highest CMM level, in 2005. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMM levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMM levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology.

MATERIAL TRENDS AFFECTING THE COMPANY

NetSol has identified the following material trends affecting the Company

Positive trends:

•	Outsourcing of services and software development is growing worldwide.
•	The Global IT budgets are estimated to exceed $1.2 trillion in 2004, according to the internal estimates of Intel Corporation. About 50% of this IT budget would be consumed in the U.S. market alone primarily on the people and processes.
•	Burgeoning Chinese markets and economic boom.
•	Overall economic expansion worldwide and explosive growth in the merging markets specifically.
•	Regional stability and improving political environment between Pakistan and India.
•	Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $13 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and strong stock markets.
•	Pakistan’s continuous fight against extremism and terrorism in the region, boosting confidence of foreign investors and companies.
•	Major turnarounds in the telecom sector as new opportunities are arising due to privatization, new incentives, reduction of bandwidth prices and tariffs.

Negative trends:

•	The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.
•	The potential impact of higher U.S. interest rates including, but not limited to, fear of inflation that may drive down IT budges and spending by U.S. companies.
•	Higher oil prices worldwide may slow down the global economy causing delays in new orders and reduction in budgets.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During fiscal year 2004-2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2004 as compared to the Quarter Ended September 30, 2003:

Net revenues for the quarter ended September 30, 2004 were $2,058,305 as compared to $972,612 for the quarter ended September 30, 2003. Net revenues are broken out among the subsidiaries as follows:

	2004	2003
Netsol USA	$170,134	$80,348
Netsol Tech	1,113,859	546,897
Netsol Private	302,809	60,579
Netsol Connect	268,334	144,212
Netsol UK	172,261	67,874
Netsol-Abraxas Australia	30,908	72,702
Total Net Revenues	$2,058,305	$972,612
This reflects an increase of $1,085,693 or 111.63% in the current quarter as compared to the quarter ended September 30, 2003. The increase is attributable to new orders of licenses and an increase in services business, including additional maintenance work. The Company’s biggest revenue growth was achieved in all three of its Pakistan based subsidiaries, which generated sales both domestically and internationally. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The export licenses of LeaseSoft and maintenance related services surged primarily due to the most recent endorsement by our biggest customer DaimlerChrysler of Germany. NetSol and DaimlerChrysler signed a global frame agreement that added new revenues and assisted in acquiring new customers such as Toyota Leasing Thailand and Mauritius Commercial Bank.

Our telecom company, NetSol Akhter, added its 50th new corporate customer in Pakistan which customers include, but are not limited to: AKD Securities, Reuters and, Marriot Hotels.

Its U.S. subsidiary, NetSol Altvia, has created a growing niche in the “not-for-profit” business space in the Washington D.C. area. The Washington D.C. area office continues to sign new business for both its Knowledge Base Product and professional services. NetSol USA has been managing several projects with Seattle based Capital Stream since November 2003. Overall, NetSol USA has generated revenue in excess of $600,000 with margins exceeding 40%.

NetSol UK continues its business development activities and has seen good traction in its sales pipeline. NetSol UK added a very strategic new customer TiG (“The Innovation Group”), a publicly listed UK company. We believe our relationship with TiG will yield significant new recurring revenues to the subsidiary. NetSol UK has ongoing relationships with Habib Allied Bank and DCD Group. These relationships are bringing recurring revenues and are expected to continue in the near term.

As a direct result of the successful implementations of some of our current systems with DaimlerChrysler, we are noticing an increasing demand for LeaseSoft. Although the sales cycle for LeaseSoft is rather long, we are experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe and Pakistan. The crown jewel of our product line “CMS’ (“Contract Management System”) which was sold to three companies of DaimlerChrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars was implemented and delivered to customers in 2003. Based on ELA, (Equipment and Leasing Association of N. America) the size of the world market for the leasing and financing industry is in excess of $500 billion of which the software sector represents over a billion dollars. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2005 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $100,000 to $500,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems were sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and the Company expects substantial growth in this area in the coming year.

The gross profit was $1,306,658 in the quarter ending September 30, 2004 as compared with $512,235 for the same quarter of the previous year for an increase of 794,423. The gross profit percentage has increased to approximately 63% in the quarter ended September 30, 2004 from approximately 53% for the quarter ended September 30, 2003. In comparison to the prior quarter ended June 30, 2004, the cost of sales decreased approximately $259,194 and revenues increased $190,974, an overall increase 52% in gross profit.

Operating expenses were $1,272,258 for the quarter ending September 30, 2004 as compared to $1,342,333, for the corresponding period last year. The increase is selling and marketing expenses and salaries was offset by a similar decrease in general and administrative expenses and professional fees. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $413,824 and $412,801 for the quarter ended September 30, 2004 and 2003, respectively. Combined salaries and wage costs were $347,237 and $315,540 for the comparable periods, respectively, or an increase of $31,697 from the corresponding period last year.

Selling and marketing expenses were $119,348 and $19,222, in the quarter ended September 30, 2004 and 2003, respectively, reflecting the growing sales activity of the Company. The Company wrote-off as uncollectible bad debts of $0 in the current quarter compared to $52,318 for the comparable prior period in the prior year. Professional services expense increased to $114,334 in the quarter ended September 30, 2004, from $29,801 in the corresponding period last year.

Income from operations was $34,400 compared to a loss of $830,098 for the quarters ended September 30, 2004 and 2003, respectively. This represents a decrease of $864,498 for the quarter compared with the comparable period in the prior year. This is directly due to reduction of operational expenses and improved gross margins.

Net income was $34,358 compared to net losses of $868,350 for the quarters ended September 30, 2004 and 2003, respectively. This is a reduction of 104% compared to the prior year. The net EBITDA income was $448,182 compared to loss of $455,549 after amortization and depreciation charges of $413,824 and $412,801 respectively. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $15,068 compared to $35,309. During the current quarter, the Company also recognized an expense of $37,500 for the beneficial conversion feature on convertible debentures, an expense of $28,024 for the fair market value of warrants issued and a gain of $50,274 from the settlement of a debt. Net income per share, basic and diluted, was $0.00 for the quarter ended September 30, 2004 as compared with a loss per share of $0.13 for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $204,850 at September 30, 2004 compared to $292,528 at September 30, 2003. In addition the Company had $141,403 in certificates of deposit, of which $121,163 is being used as collateral for the financing of the directors’ and officers’ liability insurance. In October 2004, the balance of the loan for the insurance was paid off and the certificate released. The total cash position, including the certificates of deposits, was $346,253 as of September 30, 2004.

Net cash used for operating activities amounted to $1,062,227 for the quarter ended September 30, 2004, as compared to $1,086,059 for the comparable period last fiscal year. The increase is mainly due to an increase in prepaid expenses and accounts receivable. In addition, the Company experienced a decrease of $564,159 in its accounts payable and accrued expenses.

Net cash provided by investing activities amounted to $236,614 for the quarter ended September 30, 2004, as compared to using $268,004 for the comparable period last fiscal year. The difference lies primarily in the net proceeds of $250,000 in certificates of deposits in the current fiscal year compared to purchases of $520,000 in the prior year. During the current fiscal year, an additional $191,606 was infused into the Company’s minority interest in the Company’s subsidiary NetSol Connect. In addition, the Company had net purchases of property and equipment of $127,002 compared to net sales of $51,996 for the comparable period last fiscal year.

Net cash provided by financing activities amounted to $137,329 and $1,491,711 for the quarters ended September 30, 2004, and 2003, respectively. The quarter ended September 30, 2004 included the cash inflow of $220,000 compared to $1,112,050 from issuance of equity and $0 compared to $238,250 from the exercising of stock options and warrants. In the current fiscal period, the Company had net payments on loans and capital leases of $30,967 as compared to net proceeds of $141,411 in the comparable period last year.

The management expects to continue to improve its cash position in the current and future quarters due to the new business signed up in the last quarter. In addition, the Company anticipates additional exercises of investor warrants and employee stock options in the current and subsequent quarters. The cash position has declined in the last quarter as compared with quarter ended in June 30, 2004. This was primarily due to new capital raised in the quarter ended in June 30, 2004. During the current quarter, management reduced the current liabilities significantly by paying down these obligations. Management anticipates receiving proceeds from option exercises in the coming months and will continue to explore the best possible means and terms to raise new capital . Management is confident of being able to strengthen its cash position and further improve the liquidity position. Management is committed to implementing the growth business strategy that was ratified by the board of directors in December 2003. The Company would continue to inject new capital towards expansion, growing sales and marketing and further enhancement of delivery capabilities. However, management is committed to ensuring the most efficient and cost effective means of raising capital and utilization.

Item 3. Controls and Procedures

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as of the end of the period covered by this interim report on Form 10-QSB. Based on their evaluation, the chief executive officer and chief financial officer have concluded that, as of the evaluation date, the disclosure controls and procedures are effective to ensure that all material information required to be filed in this Interim Report on Form 10-QSB has been made known to them.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

On March 3, 2004 Uecker and Associates, Inc. as the assignee for the benefit of the creditors of PGC Systems, Inc. formerly known as Portera Systems, Inc. filed a request for arbitration demanding payment from NetSol for the amounts due under a software agreement in the amount of $175,700. On March 31, 2004, we filed an answering statement to the request of Uecker & Associates denying each and every allegation contained in the Claim filed by Uecker & Associates and stating NetSol’s affirmative defenses. The claim is being settled by binding arbitration before the American Arbitration Association (AAA). The parties selected an arbitrator in April 2004; however, due to demands to her schedule, in August 2004, AAA requested that the parties select another arbitrator. The parties selected a new arbitrator. A preliminary hearing was set with the new arbitrator on September 29, 2004. Discovery deadlines and motion deadlines were set by the new arbitrator. Dates for the arbitration hearing have been set for November 15 and 16, 2004. NetSol intends to vigorously defend this action.

Item 2. Changes in Securities.

In August 2004, the Company issued 50,000 shares valued at $55,960 to Westrock Advisors for consulting services. These shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

In August and September 2004, three holders of $150,000 in convertible debentures converted their notes into 80,646 shares of the Company’s common stock.

In September 2004, the Company sold 190,476 shares of its common stock in private placements valued at $200,000. As of September 30, 2004, these shares have not been issued. These shares were issued in reliance on an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None

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

Reports on Form 8-K.

a) On August 10, 2004, NetSol Technologies, Inc. issued a press release announcing that it expects to meet is financial guidance for the year ended June 30, 2004 and providing guidance for the 2005 fiscal year.

b) On September 15, 2004, NetSol Technologies, Inc. issued a press release announcing results of operations and financial conditions for the fiscal year ended June 30, 2004 and providing additional guidance for the 2005 fiscal year.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: November 9, 2004	/s/ Naeem Ghauri
NAEEM GHAURI Chief Executive Officer

Date: November 9, 2004	/s/ Najeeb Ghauri
NAJEEB GHAURI Chief Financial Officer and Chairman