Form 10QSB
period 2004-12-31
NETSOL TECHNOLOGIES INC
filed 2005-02-11
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by'section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

The issuer had 12,409,155 shares of its $.001 par value Common Stock issued and outstanding as of February 7, 2005.

Transitional Small Business Disclosure Format (check one)

Yes ☐  No ☒

NETSOL TECHNOLOGIES, INC.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$488,110
Certificates of deposit	550,000
Accounts receivable, net of allowance for doubtful accounts of $80,000	1,679,126
Revenues in excess of billings	2,324,715
Other current assets	512,494
Total current assets		5,554,445
Property and equipment, net of accumulated depreciation		4,276,307
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	2,352,804
Customer lists, net	483,736
Goodwill, net	723,928
Total intangibles		3,560,468
Total assets		$13,391,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,638,752
Current portion of notes and obligations under capitalized leases	267,846
Billings in excess of revenues	228,430
Loans payable, bank	392,699
Total current liabilities		2,527,727
Obligations under capitalized leases, less current maturities		56,910
Convertible debenture		112,500
Total liabilities		2,697,137
Minority interest		99,752
Contingencies		--

Stockholders' equity:
Common stock, $.001 par value; 25,000,000 share authorized;
12,254,076 issued and outstanding	12,254
Additional paid-in-capital	43,350,274
Treasury stock	(27,197)
Accumulated deficit	(31,296,539)
Stock subscription receivable	(1,375,642)
Common stock to be issued	254,800
Other comprehensive loss	(323,619)
Total stockholders' equity		10,594,331
Total liabilities and stockholders' equity		$13,391,220

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods		For the Six Month Periods
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003

Net revenues	$2,723,227	$1,208,345	$4,781,532	$2,180,957
Cost of revenues	828,973	490,336	1,580,620	950,713
Gross profit	1,894,254	718,009	3,200,912	1,230,244

Operating expenses:
Selling and marketing	135,352	27,465	254,700	46,687
Depreciation and amortization	424,649	411,228	838,473	824,029
Settlement costs	43,200	100,000	43,200	100,000
Bad debt expense	--	41,188	--	93,506
Salaries and wages	447,984	278,909	795,221	594,449
Professional services, including non-cash
compensation	140,971	84,288	255,305	239,702
General and adminstrative	292,751	361,446	570,266	748,484
Total operating expenses	1,484,907	1,304,524	2,757,165	2,646,857
Income (Loss) from operations	409,347	(586,515)	443,747	(1,416,613)
Other income and (expenses)
Gain (Loss) on sale of assets	--	3,069	(620)	(33,919)
Beneficial conversion feature	(194,416)	(96,027)	(231,916)	(96,027)
Fair market value of warrants issued	(221,614)	--	(249,638)	--
Gain on settlement of debt	139,367	104,088	189,641	104,088
Interest expense	(108,425)	--	(130,000)	--
Other income and (expenses)	20,884	(48,819)	43,219	(85,392)
Total other expenses	(364,204)	(37,689)	(379,314)	(111,250)
Net income (loss) before minority interest in sub subsidiary	45,143	(624,204)	64,433	(1,527,863)
Minority interest in subsidiary	(809)	58,029	14,259	93,338
Net income (loss)	44,334	(566,175)	78,692	(1,434,525)
Other comprehensive (loss)/gain:
Translation adjustment	(89,720)	(27,419)	(173,409)	(107,207)
Comprehensive loss	$(45,386)	$(593,594)	$(94,717)	$(1,541,732)

Net income (loss) per share:
Basic	$0.00	$(0.08)	$0.01	$(0.20)
Diluted	$0.00	$(0.08)	$0.01	$(0.20)

Weighted average number of shares outstanding
Basic	10,643,113	7,331,928	10,073,951	7,089,123
Diluted	13,455,875	7,331,928	12,760,805	7,089,123

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Month Periods
	Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss) from continuing operations	$78,692	$(1,434,525)
Adjustments to reconcile net income (loss) to net cash
Used in operating activities:
Depreciation and amortization	978,020	824,029
Gain on settlement of debt	(189,641)	(104,088)
Loss on disposal of assets	620	33,919
Minority interest in subsidiary	(14,259)	(93,338)
Stock issued for services	52,835	--
Stock issued for settlement costs		100,000
Fair market value of warrants and stock options granted	249,638	--
Beneficial conversion feature	231,916	96,027
Changes in operating assets and liabilities:
Increase in assets:
Accounts receivable	(727,132)	(14,785)
Other current assets	(1,397,331)	(977,161)
Decrease in liabilities:
Accounts payable and accrued expenses	(728,055)	(350,316)
Net cash used in operating activities	(1,464,697)	(1,920,238)
Cash flows from investing activities:
Purchases of property and equipment	(467,586)	(129,082)
Disposal of property and equipment	86,988	143,462
Purchases of certificates of deposit	(550,000)	(1,220,221)
Proceeds from sale of certificates of deposit	391,403	1,000,000
Increase in intangible assets - development costs	(299,479)	(66,855)
Capital investments in minority interest of subsidiary	287,797	10,000
Proceeeds from sale of minority interest of subsidiary	--	200,000
Net cash used in investing activities	(550,877)	(62,696)
Cash flows from financing activities:
Proceeds from sale of common stock	1,512,000	1,102,049
Proceeds from the exercise of stock options	343,900	814,350
Purchase of treasury shares	(51,704)	--
Proceeds from loans	5,994	800,000
Payments on capital lease obligations & loans	(236,597)	(376,489)
Net cash provided by financing activities	1,573,593	2,339,910
Effect of exchange rate changes in cash	58,930	(14,260)
Net (decrease) increase in cash and cash equivalents	(383,051)	342,716
Cash and cash equivalents, beginning of period	871,161	214,490
Cash and cash equivalents, end of period	$488,110	$557,206

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2004	2003
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$50,749	$47,911
Taxes	$14,083	$--

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued expenses and accounts payable	$42,808	$--
Common stock issued for conversion of convertible debenture	$1,050,000	$--
Common stock issued for settlement of debt	$45,965	$--
Common stock issued for legal settlement	$--	$100,000
Common stock issued for conversion of note payable	$--	$500,000
Common stock issued for acquisition of product license	$--	$166,860

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (PVT), Ltd. ("PK Tech"), NetSol (PVT), Limited ("PK Private"), NetSol CONNECT (PVT), Ltd. (now, NetSol Akhter Pvt. Ltd.) ("Connect"), NetSol Abraxas Australia Pty Ltd., NetSol USA and NetSol Technologies UK, Ltd. All material inter-company accounts have been eliminated in consolidation.

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 4 - NET LOSS PER SHARE:

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended December 31, 2004	Net Income	Shares	Per Share
Basic earnings per share:	$44,334	10,643,113	$0.00
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,995,981
Warrants		816,781
Diluted earnings per share	$44,334	13,455,875	$0.00

For the six months ended December 31, 2004	Net Income	Shares	Per Share
Basic earnings per share:	$78,692	10,073,951	$0.01
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,924,129
Warrants		762,725
Diluted earnings per share	$78,692	12,760,805	$0.01

Weighted average number of shares used to compute basic and diluted loss per share is the same in the financial statements for the period ended December 31, 2003, since the effect of dilutive securities is anti-dilutive.

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol USA, Inc., use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $323,619 at December 31, 2004 are classified as an item of accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet. During the six months ended December 31, 2004 and 2003, comprehensive loss in the consolidated statements of operation included translation loss of $173,409 and $107,207, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2004:

Prepaid Expenses	$298,472
Advance Income Tax	86,949
Employee Advances	36,315
Security Deposits	11,876
Other Receivables	78,882
Total	$512,494

In August 2004, the Company entered into a two-year consulting agreement with a non-related third party whereby the Company agreed to pay the consultant a total of 100,000 shares of its common stock valued at $111,920. This has been recorded as a prepaid expense and is being amortized over the life of the service agreement. During the six months ended December 31, 2004, $20,985 was expensed.

NOTE 7 - DEBTS

NOTES PAYABLE

Notes payable as of December 31, 2004 consist of the following:

	Balance at	Current	Long-Term
Name	12/31/04	Maturities	Maturities
H. Smith Settlement	168,321	168,321	--
A. Zaman Settlement	21,300	21,300	--
First Funding	3,217	3,217
Subsidiary note	5,229	5,229
Subsidiary capital leases	69,779	69,779	--
	267,846	267,846	--

On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler ("Cowler") and Surrey Design Partnership Ltd. The Company agreed to pay Cowler £218,000 pound sterling or approximately $320,460 USD including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The agreement calls for monthly payments of £3,000 until March 2004 and then £4,000 per month until paid. As of June 30, 2004, the balance was $146,516. During the six months ended December 31, 2004, the Company paid £12,000 or $21,997. In December 2004, the Company reached an agreement with Cowler to pay the balance of the loan in one lump-sum payment. Cowler agreed to accept £52,000 or $103,371 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $21,148 in the accompanying consolidated financial statements.

In November 2002, the Company signed a settlement agreement with Herbert Smith for £171,733 or approximately $248,871, including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. The balance owing at June 30, 2004 was $199,321. During the six months ended December 31, 2004, the Company paid $31,000. The balance owing at December 31, 2004 was $168,321. The entire balance has been classified as current and is included in "Current maturities of notes and obligations under capitalized leases" in the accompanying consolidated financial statements.

In June 2002, the Company signed a settlement agreement with a former employee for payment of past services rendered. The Company agreed to pay the employee a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2004 was $26,300. During the six months ended December 31, 2004, the Company paid $5,000. The entire balance has been classified as a current liability in the accompanying consolidated financials statements.

In January 2004, the Company renewed its director's and officer liability insurance for which the annual premium is $167,000. In April 2004, the Company arranged financing with AFCO Credit Corporation with a down payment of $50,100 with the balance to be paid in monthly installments. The balance owing as of December 31, 2004 was $0.

In October 2004, the Company renewed its professional liability insurance for which the annual premium is $5,944. The Company has arranged for financing with the insurance company with a down payment of $1,853 and nine monthly payment of $480 each. During the three months ended December 31, 2004, the Company paid $2,727. The balance owing at December 31, 2004 was $3,217 and is classified as a current liability in the accompanying consolidated financials statements.

In addition, the various subsidiaries had current note payable of $5,229 and current maturities of capital leases of $69,779 as of December 31, 2004.

BANK NOTE

The Company's Pakistan subsidiary, NetSol Technologies (Private) Ltd., has three loans with a bank, secured by the Company's assets. These notes consist of the following as of December 31, 2004:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	4%	$326,907
Term Loan	April 20, 2005	10%	15,507
Line of Credit	On Demand	8%	50,285
Total			$392,699

NOTE 8 - STOCKHOLDERS' EQUITY:

REVERSE STOCK SPLIT

On August 18, 2003, the Company affected a 1 for 5 reverse stock split for all the issued and outstanding shares of common stock. All historical share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the 5:1 reverse stock split.

EQUITY TRANSACTIONS

Private Placements

In August 2004, the Company received $200,000 for the purchase of 190,476 shares of the Company's common stock. In November 2004, the stock was issued to the purchasing parties.

During the quarter ended December 31, 2004, the Company sold 1,217,143 shares of its common stock for $1,268,000 in a private placement agreement.

In addition, the Company received $62,000 as payment on stock subscription receivable during the six months ended December 31, 2004.

Services, Accrued Expenses and Payables

In August 2004, the Company entered into a two-year consulting agreement with a non-related third party whereby the Company issued 50,000 shares of its common stock valued at $55,960 for the first year of service and has agreed to issue an additional 50,000 shares at the beginning of the second year. The value of these shares of $55,960 is included in the "Stock to be Issued" on the accompanying consolidated financial statements.

In October 2004, the Company issued 5,000 shares for services rendered valued at $6,850. In addition, 1,339 shares were issued for accrued expenses valued at $3,000.

In November 2004, the Company entered into an agreement with a vendor whereby the Company issued the vendor 20,000 shares valued at $22,968 for the payment of outstanding invoices in the amount of $16,052. As a result, the Company recorded a beneficial conversion feature expense in the amount of $6,916.

Stock Options Exercised

During the quarter ended December 31, 2004, the Company issued 742,777 shares of its common stock for the exercise of options. The Company received $343,900 in cash from the exercise of these options and recorded "Stock Subscription Receivable" in the amount of $795,083

Issuance of shares for Conversion of Debt

During the quarter ended September 30, 2004, three of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $150,000 and the Company issued 80,646 shares of its common stock to the note holders.

During the quarter ended December 31, 2004, sixteen of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $900,000 and the Company issued 483,873 shares of its common stock to the note holders.

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

During the quarter ended December 31, 2004, the Company recorded receivables from options exercises of $905,083 and received payments of $110,000. The Company also recorded receivables from purchase agreements $182,000 and received payments of $24,000. In addition, $6,250 of accrued salaries for one of the officers was applied against the receivable. Also during the quarter, a purchaser decided not to complete the agreed purchase and therefore 20,000 shares were cancelled and the related value of $30,000 was reversed from the receivable account. The balance at December 31, 2004 was $1,375,642.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the six months ended December 31, 2004:

		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding and exercisable, June 30, 2004	1,862,277	$0.75 to $5.00	693,182	$0.50 to $5.00
Granted	498,500	$1.14 to $1.30	282,260	$3.30
Exercised	(742,777)	$0.75 to $2.21	--	--
Expired	(10,000)	$1.00	--
Outstanding and exercisable, Dec. 31, 2004	1,608,000		975,442

There were no options granted or exercised during the quarter ended September 30, 2004.

During the quarter ended December 31, 2004, 498,500 options were granted to employees of the company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. No expense was recorded for the granting of these options.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for year ended December 31, 2004 as follows:

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for year ended December 31, 2004 as follows:

Net income - as reported	$78,692

Stock-based employee compensation expense, included in reported net loss, net of tax	--

Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(313,195)
Pro forma net loss	$(234,503)

Earnings per share:
Basic, as reported	0.01
Diluted, as reported	0.01

Basic, pro forma	(0.02)
Diluted, pro forma	(0.02)

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

During the quarter ended December 31, 2004, sixteen debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 241,937 common shares were issued to the note holders. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $221,614 or $0.92 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

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

Intangible assets consisted of the following as of December 31, 2004:

	Product Licenses	Customer Lists	Goodwill	Total
Intangible asset - June 30, 2004	$5,450,357	$1,977,877	$2,153,311	$9,581,545
Additions	260,553	--	--	260,553
Effect of translation adjustment	(3,670)			(3,670)
Accumulated amortization	(3,354,436)	(1,494,141)	(1,429,383)	(6,277,960)
Net balance - Dec. 31, 2004	$2,352,804	$483,736	$723,928	$3,560,468

Amortization expense:
Six months ended Dec. 31, 2004	$395,675	$157,832	$215,332	$768,839
Six months ended Dec. 31, 2003	$398,449	$157,832	$215,332	$771,613

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09	TOTAL
Product Licences	356,748	713,498	33,372	33,372	7,612	1,144,602
Customer Lists	157,834	276,326	44,076	5,500	--	483,736
Goodwill	215,332	430,664	40,664	37,269	--	723,929
	729,914	1,420,488	118,112	76,141	7,612	2,352,267

NOTE 10 - LITIGATION:

On March 3, 2004 Uecker and Associates, Inc. as the assignee for the benefit of the creditors of PGC Systems, Inc. formerly known as Portera Systems, Inc. filed a request for arbitration demanding payment from NetSol for the amounts due under a software agreement in the amount of $175,700. A settlement was reached by and between the Company and Portera on November 11, 2004 whereby Portera agreed to a settlement of any and all issues related to the claim in exchange for one time payment of $75,000 which was paid by December 3, 2004. As a result of this settlement, the Company recorded an expense of $43,200 in the accompanying consolidated financial statements.

NOTE 11 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the six months ended December 31:

	2004	2003
Revenues from unaffiliated customers:
North America	$274,119	$207,500
International	4,507,413	1,973,457
Consolidated	$4,781,532	$2,180,957

Operating income (loss):
North America	$(1,405,156)	$(1,719,115)
International	1,848,903	302,502
Consolidated	$443,747	$(1,416,613)

Identifiable assets:
North America	$3,206,834	$4,446,114
International	10,184,386	5,175,774
Consolidated	$13,391,220	$9,621,888

Depreciation and amortization:
North America	$745,757	$741,520
International	92,716	82,509
Consolidated	$838,473	$824,029

Capital expenditures:
North America	$--	$27,073
International	467,586	102,009
Consolidated	$467,586	$129,082

NOTE 12 - MINORITY INTEREST IN SUBSIDIARY

In August 2003, the Company entered into an agreement with United Kingdom based Akhter Group PLC ("Akhter"). Under the terms of the agreement, Akhter Group acquired 49.9 percent of the Company's subsidiary; Pakistan based NetSol Connect PVT Ltd. ("Connect"), an Internet service provider ("ISP"), in Pakistan through the issuance of additional Connect shares. As part of this Agreement, Connect changed its name to NetSol Akhter. The new partnership with Akhter Computers is designed to rollout connectivity and wireless services to the Pakistani national market. On signing of this Agreement, the Shareholders agreed to make the following investment in the Company against issuance of shares of Connect.

Akhter	$	US 200,000
The Company	$	US 50,000

During the quarter ended September 30, 2003, the funds were received by Connect and a minority interest of $200,000 was recorded for Akhter s portion of the subsidiary. During the quarter ended December 31, 2003, Akhter paid an additional $10,000 to the Company for this purchase. Per the agreement, it was envisaged that Connect would require a maximum $500,000 for expansion of its business from each partner. Akhter was to meet the initial financial requirements of the Connect until November 1, 2003. As of December 31, 2004, both NetSol and Akhter had injected the majority of their committed cash to meet the expansion requirement of the company. As of December 31, 2004, a total of $751,356 had been transferred to Connect.

For the six months ended December 31, 2004, the subsidiary had net losses of $28,575, of which $14,259 was recorded against the minority interest. The balance of the minority interest at December 31, 2004 was $99,752.

NOTE 13 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors to acquire Series A Convertible Debentures (the "Bridge Loan") whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $300,000. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. During the six months ended December 31, 2004, the Company amortized $225,000. The unamortized balance at December 31, 2004 was $37,500

During the six months ended December 31, 2004, nineteen of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $1,050,000 and the Company issued 564,519 shares of its common stock to the note holders. The net balance at December 31, 2004, is $112,500.

Under the terms of the Bridge Loan agreements, and supplements thereto, the debentures bear interest at the rate of 10% per annum, payable on a quarterly basis in common stock or cash at the election of the Company. The maturity date is 24 months from the date of signing, or March 26, 2006. The debentures are to be converted at the rate of $1.86 and are automatically convertible as of August 6, 2004. The Company recorded interest expense on the debentures in the amount of $79,252.

NOTE 14 - GAIN ON SETTLEMENT OF DEBT

In September 2004, the Company transferred 24,004 of its treasury shares valued at $45,965 to Brobeck Phleger & Harrison, Llp, in exchange of debt, as part of a settlement agreement. The Company recorded a gain of $8,285 on the settlement.

During the quarter ended September 30, 2004, the Company evaluated the liabilities of its discontinued operations and determined that $41,989 was no longer payable. The Company recorded a gain of $41,989 as a result of the write-off of these liabilities from its financial statements.

In October 2004, the Company reached an agreement with a vendor to settle the amounts owing. The vendor agreed to accept $29,642 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $11,029.

In December 2004, the Company reached an agreement with Cowler to pay the balance owing on the loan in one lump-sum payment (see Note 7). Cowler agreed to accept £52,000 or $103,371 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $21,148.

During the quarter ended December 31, 2004, a former officer of Abraxas, the Company's Australian subsidiary, agreed to forgive amounts accrued to him for long-term service leave prior to the Company's acquisition in 1999. The amounts accrued were during the period of 1984 to 1999. As a result, the Company recorded a gain on forgiveness of debt of $107,190.

NOTE 15 - SUBSEQUENT EVENTS

On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition is projected to close during the first quarter of 2005. CQ Systems' business model complements the Company's growth strategy. CQ Systems' product offering is synergistic to that of the Company, as it has an established and balanced mix of recurring revenue flow form the European marketplace, and a strong foothold with a comparable target audience. The Company believes the acquisition will facilitate considerable growth within the European marketplace as the Company blend and expands the product offering by leveraging the Company's offshort technology infrastructure to contain costs and improve margins.

According to the terms of the Share Purchase Agreement, the Company will acquire 100% of the issued and outstanding shares of CQ from CQ's current shareholders, whose identity is set forth in the Share Purchase Agreement (the "CQ Shareholders") at the completion date in exchange for a purchase price consisting of: a) 50.1% of CQ's total gross revenue for the twelve month period ending March 31, 2005 after an adjustment for any extraordinary revenue, i.e. non-trading revenue ("LTM Revenue") multiplied by 1.3 payable: (i) 50% in shares of restricted common stock of the Company at a per share cost basis of $2.313 and as adjusted by the exchange rate of U.S. Dollar to British Pound (at the spot rate for the purchase of sterling with U.S. dollars certified by NatWest Bank plc as prevailing at or about 11:00 a.m.) on January 19, 2005 and, (ii) 50% in cash; and b) 49.9% of CQ's LTM Revenue for the period ending March 31, 2006 multiplied by 1.3 payable, at the Company's discretion: (i) wholly in cash; or (ii) on the same basis and on the same terms as the initial payment provided, however that the cost basis of the Company's common stock shall be based on the 20 day volume weighted average of the Company's shares of common stock as traded on NASDAQ 20 days prior to March 31, 2005 and, provided that under no circumstances shall the total number of shares of common stock issued to the CQ Shareholders exceed 19% of the issued and outstanding shares of common stock, less treasury shares, of the Company at January 19, 2005.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and six months ending December 31, 2004.

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

INTRODUCTION

NetSol is an end-to-end information technology ("IT") and business consulting services provider for the lease and finance, banking and financial services industries. Operating on a global basis with locations in the U.S., Europe, India, East Asia and Asia Pacific, the Company helps its clients identify, evaluate, and implement technology solutions to meet their most critical business challenges and maximize their bottom line. The Company's products include sophisticated software applications for the asset-based lease and finance industry, and with the acquisition of Pearl Treasury Systems, the "PTS System" designed to seamlessly handle foreign exchange and money market trading for use by financial institutions and customers.

The Company's IP backbone, located in Karachi, Pakistan at our subsidiary, Network Technologies Pvt. Ltd., develops the majority of the Company's software and has achieved the ISO 9001 and Software Engineering Institute Capability Maturity Model Level 4 software development assessment. The economies of scale presented by our Pakistani operations have permitted the Company to capitalize on the upward trend in information technology outsourcing. Economic pressures have driven more companies to outsource major elements of their IT operations, particularly application development and technology consulting. NetSol has capitalized on this market trend by providing an off-shore development model at costs well below those of companies located in India, Europe and the United States.

Together with this focus on providing an outsourcing, off-shore solution to existing and new customers, NetSol has also adopted a dynamic growth strategy through accretive acquisitions.

PLAN OF OPERATIONS

Management has set the following new goals for the Company's next 12 months.

Initiatives and Investment to Grow Revenues and Capabilities

•	Enhance Software Design, Engineering and Service Delivery Capabilities by increasing investment in training.

•	Enhance and invest in R&D or between 5-7% of yearly budgets in financial, banking and various other domains within NetSol's core competencies.

•
Recruit additional senior level marketing and technical professionals in Lahore, London, and Adelaide offices to be able to support potential new customers from the North American and European markets.

•	Embark on a program of recruiting the best available talent in project and program management.

•	Expansion of the last two remaining floors in the LahoreTechnology Campus.

•	Increase Capex, to enhance Communications and Development Infrastructure.

•	Launch new business development initiatives for various products and services such as LeaseSoft in hyper growth economies such as China.

•	Create new technology partnership with Oracle and strengthen our relationship with Intel in Asia Pacific and in the USA.

•	Aggressive marketing strategy in local government and private sectors in Pakistan.

•
Ramping up the telecom sectors through its majority owned subsidiary NetSol Akhter and injecting needed capital. The telecom sector is one of the most untouched sectors in Pakistan. NetSol has seized this opportunity to aggressively market its products and services with its strong infrastructure, brand name and resources in this region.

•	Aggressive new business development activities in UK and European markets through organic growth, new alliances and mergers and acquisition.

Top Line Growth through Investment in Marketing Organically and by Mergers and Acquisition ("M&A") activities:

•	Launch LeaseSoft into new markets by assigning new, well established companies as distributors in Europe, Asia Pacific including Japan.

•	Expand relationships with key customers in the US, Europe and Asia Pacific.

•	Product Positioning through alliances, joint ventures and partnerships.

•	Direct Marketing of Services.

•	Embark on roll up strategy by broadening M&A activities broadly in the software development domain.

•
Effectively position and marketing campaign for InBanking system. This is a potentially big revenue generator in the banking domain for which NetSol has already invested significant time and resources towards completing the development of this application. Seeking major development partners to market this treasury systems in the global markets.

With these goals in mind, the Company entered in to the following significant and new strategic alliances and relationships:

CQ Systems Ltd. On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition is projected to close during the first quarter of 2005. CQ Systems' business model complements the Company's growth strategy. CQ Systems' product offering is synergistic to that of the Company, as it has an established and balanced mix of recurring revenue flow from the European marketplace, and a strong foothold with a comparable target audience. The Company believes the acquisition will facilitate considerable growth within the European marketplace as we blend and expand our product offering by leveraging our offshore technology infrastructure to contain costs and improve margins.

TiG Joint Venture. In December 2004, NetSol forged a new and a strategic relationship with a UK based public company TiG Plc. A  Joint Venture was formed by the two companies to create a new company, TiG NetSol Pvt Ltd., with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The creation of this joint venture would provide new revenues for NetSol as TiG plans to outsource the development load to NetSol through this joint venture. According to recent figures of TiG, they have approximate revenue of over $120 million of which approximately $50 million of that revenue is generated from technology business. Both companies anticipate a significant size of TiG's technology business to be outsourced to NetSol's offshore development facility in the next few years. Both companies, according to this agreement, would invest a total of $1 million or $500, 000 each in next few months for infrastructure, dedicated personnel and system in the NetSol IT campus in Lahore. At least two floors in the campus are being dedicated for this partnership in Lahore.

LeaseSoft Distributors. NetSol is also very active in appointing key distributors in South East Asia and in Europe for its LeaseSoft products. As soon as we have signed these agreements, the shareholders will be notified through press releases.

DaimlerChrysler. NetSol signed a global frame agreement with DaimlerChrysler, Germany for LeaseSoft products and services that now expands the marketing reach to over 60 countries. DaimlerChrysler as a group represent the largest customers for NetSol. Since the signing of global frame agreement in summer 2004, NetSol has sold a few new LeaseSoft licences to some new markets and new customers such as Toyota Leasing Thailand and Mauritius Commercial Bank. The pipeline for new sales of LeaseSoft is very healthy in all these markets

Intel Corporation. NetSol forged what management believes to be a very important and strategic alliance with Intel Corporation to develop a blueprint that would give broader exposure and introduction to NetSol's LeaseSoft products to a global market. NetSol recently attended major events in China and in San Francisco through its Intel relationship, which was designed to connect and introduce the Company to Intel partners worldwide.

Investment Banking Relations. The relationship with Maxim Group, LLC, NetSol's investment banker located in New York, continues to grow as the bank has effectively raised new capital and has been assisting the Company in executing its M&A and growth strategy. NetSol UK, the Company's wholly owned United Kingdom subsidiary, has engaged The Alta Group, a local mergers and acquisition company to assist it in identifying opportunities in the European markets.

Funding and Investor Relations.

•
The Company continues to explore various means and most cost efficient methods to inject new capital for the explosive growth it is experiencing. With this in mind, the Company has entered into an agreement with AKD Securities to conduct a pre-IPO and IPO of the shares of common stock of NetSol Technologies Ltd., its subsidiary located in Lahore, Pakistan on the Karachi Stock Exchange (KSE).

•
As announced in January,  NetSol will list its key subsidiary in Pakistan on the KSE. This IPO is expected to generate approximately $6 million from a most bullish and emerging market. This Company believes this  will strengthen the net assets of NetSol as a whole and would provide sizable new capital for growth and strategic new initiatives.

•	Infuse new capital from potential exercise of outstanding investor warrants and employees options for business development and enhancement of infrastructures.

•	NetSol has engaged Westrock Advisors LLC, in New York for new investor relations and company coverage. Just recently they initiated and distributed research coverage of NetSol with a "buy" rating.

Improving the Bottom Line.

•	Continue to review costs at every level and take appropriate steps to further reduce operating overheads.

•	Discontinue any programs, projects or offices that are not producing desirable and positive results

•	Consistently improving quality standards and work to achieve CMM Level 5 standard by sometime in 2006

•	Grow process automation.

•	Profit Centric Management Incentives.

•	More local empowerment and P&L Ownership in each Country Office.

•	Improve productivity at the development facility and business development activities.

•	Cost efficient management of every operation and continue further consolidation to improve bottom line.

•	Improve prices of all our product offerings, yet maintain the competitiveness. This will further improve gross margins across the board.

After streamlining key operations, Management believes that NetSol is in a position to derive higher productivity based on current capital employed. Nonetheless, as the business ramps up, management anticipates the need to hire additional personnel.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development 'engine' of NetSol, which became CMM Level 2 in early 2002. In a quest to continuously improve its quality standards, NetSol reached CMM Level 4 assessment in December 2004. According to the website of SEI of Carnegie Mellon University, USA, only a few software companies in the world have announced their assessment of level 4. Now, as a result of achieving CMM level 4, the Company is experiencing a growing demand for its products and alliances from blue chip companies worldwide. NetSol is now aiming for CMM level 5, the highest CMM level, potentially as early as 2005. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMM levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMM levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology.

MATERIAL TRENDS AFFECTING THE COMPANY

NetSol has identified the following material trends affecting the Company.

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

•	Pakistan's continuous fight against extremism and terrorism in the region, boosting confidence of foreign investors and companies.

•	Major turnarounds in the telecom sector as new opportunities are arising due to privatization, new incentives, reduction of bandwidth prices and tariffs.

•	The stability in economic, political and business fronts in Pakistan has opened numerous new opportunities particularly in the telecom and private sectors.

Negative trends:

•
The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisories in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.

•	The potential impact of higher U.S. interest rates including, but not limited to, fear of inflation that may drive down IT budgets and spending by U.S. companies.

•	Higher oil prices worldwide may slow down the global economy causing delays in new orders and reduction in budgets.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2004 as compared to the Quarter Ended December 31, 2003:

Net revenues for the quarter ended December 31, 2004 were $2,723,227 as compared to $1,208,345 for the quarter ended December 31, 2003. Net revenues are broken out among the subsidiaries as follows:

	2004		2003
Netsol USA	$103,985	3.82%	$127,152	10.52%
Netsol Tech	1,827,001	67.09%	705,299	58.37%
Netsol Private	164,696	6.05%	35,102	2.90%
Netsol Connect	289,886	10.64%	157,188	13.01%
Netsol UK	276,806	10.16%	113,823	9.42%
Netsol-Abraxas Australia	60,853	2.23%	69,781	5.77%
Total Net Revenues	$2,723,227	100.00%	$1,208,345	100.00%

This reflects an increase of $1,514,882 or 125.37% in the current quarter as compared to the quarter ended December 30, 2003. The increase is attributable to new orders of licenses and an increase in services business, including additional maintenance work. The Company's biggest revenue growth was achieved in all three of its Pakistan based subsidiaries, which generated sales both domestically and internationally. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The export licenses of LeaseSoft and maintenance related services surged primarily due to the most recent endorsement by our biggest customer DaimlerChrysler of Germany. NetSol and DaimlerChrysler signed a global frame agreement that added new revenues and assisted in acquiring new customers such as Toyota Leasing Thailand and Mauritius Commercial Bank. The impressive growth in revenue is also attributed to several domestic contracts won in the second half of 2004 in Pakistan.

Our telecom company, NetSol Akhter, added its 50th new corporate customer in Pakistan whose customers include, but are not limited to: AKD Securities, Reuters and, Marriot Hotels. The subsidiary is now EBITDA positive along with very strong and consistent bottom-line of the main subsidiary NetSol Technologies, Ltd.

The U.S. subsidiary has been fully integrated with the parent company to reduce costs NetSol USA has been managing several projects with Seattle based Capital Stream since November 2003. While the Capital Stream project generated strong revenue since its inception, it is now at the final stage of completion.

NetSol UK continues its business development activities and has seen good traction in its sales pipeline. NetSol UK added a very strategic new customer TiG ("The Innovation Group"), a publicly listed UK company. We believe our relationship with TiG will yield significant new recurring revenues to the subsidiary. NetSol UK has ongoing relationships with Habib Allied Bank and DCD Group. These relationships are bringing recurring revenues and are expected to continue in the near term.

As a direct result of the successful implementations of some of our current systems with DaimlerChrysler, we are noticing an increasing demand for LeaseSoft. Although the sales cycle for LeaseSoft is rather long, we are experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe and Pakistan. The crown jewel of our product line "CMS' ("Contract Management System") which was sold to three companies of DaimlerChrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars was implemented and delivered to customers in 2003. Based on ELA, (Equipment and Leasing Association of N. America) the size of the world market for the leasing and financing industry is in excess of $500 billion of which the software sector represents over a billion dollars. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2005 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $100,000 to $500,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems were sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and the Company expects substantial growth in this area in the coming year.

The gross profit was $1,894,254 in the quarter ending December 31, 2004 as compared with $718,009 for the same quarter of the previous year for an increase of $1,176,245. The gross profit percentage has increased to approximately 69% in the quarter ended December 31, 2004 from approximately 59% for the quarter ended December 31, 2003. In comparison to the prior quarter ended September 30, 2004, the cost of sales increased approximately $77,326, revenues increased $664,922, and an overall increase of 6% in gross profit.

Operating expenses were $1,484,907 for the quarter ending December 31, 2004 as compared to $1,304,524, for the corresponding period last year. The increase is selling and marketing expenses and salaries is due to the expansion of our selling efforts. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $424,649 and $411,228 for the quarter ended December 31, 2004 and 2003, respectively. Combined salaries and wage costs were $447,984 and $278,909 for the comparable periods, respectively, or an increase of $169,075 from the corresponding period last year.

Selling and marketing expenses were $135,352 and $27,465, in the quarter ended December 31, 2004 and 2003, respectively, reflecting the growing sales activity of the Company. The Company wrote-off as uncollectible bad debts of $0 in the current quarter compared to $41,188 for the comparable prior period in the prior year. Professional services expense increased to $140,971 in the quarter ended December 31, 2004, from $84,288 in the corresponding period last year.

Income from operations was $409,347 compared to a loss of $586,515 for the quarters ended December 31, 2004 and 2003, respectively. This represents a decrease of $995,862  for the quarter compared with the comparable period in the prior year. This is directly due to reduction of operational expenses and improved gross margins.

Net income was $44,334 compared to net losses of $566,175 for the quarters ended December 31, 2004 and 2003, respectively. This is an increase of 108% compared to the prior year. The net EBITDA income was $469,942 compared to loss of $209,292 after amortization and depreciation charges of $424,649 and $411,228 respectively. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $(809) compared to $58,029. During the current quarter, the Company also recognized an expense of $194,416 for the beneficial conversion feature on convertible debentures, an expense of $221,614 for the fair market value of warrants issued and a gain of $139,367 from the settlement of a debt. Net income per share, basic and diluted, was $0.00 for the quarter ended December 31, 2004 as compared with a loss per share of $0.08 for the corresponding period last year.

Six Month Period Ended December 31, 2003 as compared to the Six Month Period Ended December 31, 2002:

Net revenues for the six months ended December 31, 2004 were $4,781,532 as compared to $2,180,957 for the six months ended December 31, 2003. Net revenues are broken out among the subsidiaries as follows:

	2004		2003
Netsol USA	$274,119	5.73%	$207,500	9.51%
Netsol Tech	2,940,860	61.50%	1,252,196	57.41%
Netsol Private	467,505	9.78%	95,681	4.39%
Netsol Connect	558,220	11.67%	301,400	13.82%
Netsol UK	449,067	9.39%	181,697	8.33%
Netsol-Abraxas Australia	91,761	1.92%	142,483	6.53%
Total Net Revenues	$4,781,532	100.00%	$2,180,957	100.00%

This reflects an increase of $2,600,575 or 119.24% in the current six months as compared to the six months ended December 31, 2003. The increase is attributable to new orders of licenses and an increase in services business, including additional maintenance work. The Company's biggest revenue growth was achieved in all three of its Pakistan based subsidiaries and its UK based subsidiary, which generated sales both domestically and internationally. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The export licenses of LeaseSoft and maintenance related services surged primarily due to the most recent endorsement by our biggest customer DaimlerChrysler of Germany. NetSol and DaimlerChrysler signed a global frame agreement that added new revenues and assisted in acquiring new customers such as Toyota Leasing Thailand and Mauritius Commercial Bank.

Our telecom company, NetSol Akhter, added its 50th new corporate customer in Pakistan whose customers include, but are not limited to: AKD Securities, Reuters and, Marriot Hotels.

NetSol USA has been managing several projects with Seattle based Capital Stream since November 2003.

NetSol UK continues its business development activities and has seen good traction in its sales pipeline. NetSol UK added a very strategic new customer TiG ("The Innovation Group"), a publicly listed UK company. We believe our relationship with TiG will yield significant new recurring revenues to the subsidiary. NetSol UK has ongoing relationships with Habib Allied Bank and DCD Group. These relationships are bringing recurring revenues and are expected to continue in the near term.

As a direct result of the successful implementations of some of our current systems with DaimlerChrysler, we are noticing an increasing demand for LeaseSoft. Although the sales cycle for LeaseSoft is rather long, we are experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe and Pakistan. The crown jewel of our product line "CMS' ("Contract Management System") which was sold to three companies of DaimlerChrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars was implemented and delivered to customers in 2003. Based on ELA, (Equipment and Leasing Association of N. America) the size of the world market for the leasing and financing industry is in excess of $500 billion of which the software sector represents over a billion dollars. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2005 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $100,000 to $500,000 with additional charges for customization and maintenance of between 20%-30% each year. The Company, in parallel, has developed banking applications software to boost its product line and these systems were sold to Citibank and Askari Banks in Pakistan in 2002. New customers in the banking sector are also growing and the Company expects substantial growth in this area in the coming year.

The gross profit was $3,200,912 for the six months ending December 31, 2004 as compared with $1,230,244 for the same period of the previous year. The gross profit percentage has increased 10.53% to 66.94% in the current fiscal year from 56.41% for the six months ended December 31, 2003. The increase in gross profit margins is due to repeat sales of some licenses to new customers and to existing customers.

Operating expenses were $2,757,165 for the six-month period ending December 31, 2004 as compared to $2,646,857, for the corresponding period last fiscal year for an increase of $110,308. The increase is mainly due to the increased sales activities of the Company. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $838,473 and $824,029 for the six-month period ended December 31, 2004 and December 31, 2003, respectively. Combined salaries and wage costs were $795,221 and $594,449 for the six month period ended December 31, 2004 and 2003, respectively, or an increase of $200,772 from the corresponding period last year.

Selling and marketing expenses increased to $254,700 in the six-month period ended December 31, 2004 as compared to $46,687 in the six-month period ended December 31, 2003. This reflects the Company's expanding sales and marketing efforts. The Company wrote-off as uncollectible bad debts of $0 and $93,506 for the six months ended December 31, 2004 and 2003, respectively. Professional services expense increased to $255,305 in the six-month period ended December 31, 2004, from $239,702 in the corresponding period last year.

Income from continued operations was $443,747 compared to loss of $1,416,613 for the six months ended December 31, 2004 and 2003, respectively. This represents an increase of $1,860,360 for the six-month period compared to the prior year. This is directly due to reduction of operational expenses and improved gross margins.

Net income was $78,692 for the six months ended December 31, 2004 compared to net loss of $1,434,525 for the six months ended December 31, 2003. This is an increase of 105.49% compared to the prior year. The net EBITDA income was $919,637 compared to loss of $695,299 after amortization and depreciation charges of $838,473 and $824,029 respectively. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $14,259compared to $93,338. During the current six months, the Company also recognized an expense of $231,916 for the beneficial conversion feature on convertible debentures, an expense of $249,638 for the fair market value of warrants issued and a gain of $189,641 from the settlement of a debt. Net income per share, basic and diluted, was $0.01 for the six months ended December 31, 2004 as compared with a loss per share of $0.20 for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $488,110 at December 31, 2004 compared to $557,206 at December 31, 2003. In addition the Company had $550,000 in certificates of deposit. The total cash position, including the certificates of deposits, was $998,110 as of December 31, 2004.

Net cash used for operating activities amounted to $1,464,697 for the six months ended December 31, 2004, as compared to $1,920,238 for the comparable period last fiscal year. The decrease is mainly due to an increase in net income as well as an increase in prepaid expenses and accounts receivable. In addition, the Company experienced a decrease of $763,065 in its accounts payable and accrued expenses.

Net cash used by investing activities amounted to $550,877 for the six months ended December 31, 2004, as compared to $62,696 for the comparable period last fiscal year. The difference lies primarily in the purchase of property and equipment during the current fiscal year. The Company had net purchases of property and equipment of $380,598 compared to net sales of $14,380 for the comparable period last fiscal year. During the current fiscal year, an additional $287,797 was infused into the Company's minority interest in the Company's subsidiary NetSol Connect.

Net cash provided by financing activities amounted to $1,573,593 and $2,339,910 for the six months ended December 31, 2004, and 2003, respectively. The current fiscal period included the cash inflow of $1,512,000 compared to $1,102,049 from issuance of equity and $343,900 compared to $814,350 from the exercising of stock options and warrants. In the current fiscal period, the Company had net payments on loans and capital leases of $230,603 as compared to net proceeds of $423,511 in the comparable period last year.

The management expects to continue to improve its cash position in the current and future quarters due to the new business signed up in the last quarter. In addition, the Company anticipates additional exercises of investor warrants and employee stock options in the current and subsequent quarters. During the current fiscal period, management reduced the current liabilities significantly by paying down these obligations. Management anticipates receiving proceeds from option exercises in the coming months and will continue to explore the best possible means and terms to raise new capital . Management is confident of being able to strengthen its cash position and further improve the liquidity position. Management is committed to implementing the growth business strategy that was ratified by the board of directors in December 2003. The Company would continue to inject new capital towards expansion, growing sales and marketing and further enhancement of delivery capabilities. However, management is committed to ensuring the most efficient and cost effective means of raising capital and utilization.

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

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, the Board of directors, among other actions, has formed a Nominating and Corporate Governance Committee comprised of members of the board of directors. This committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

Other than as described above, there have been no changes, including corrective actions with regard to deficiencies or weaknesses in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

On March 3, 2004 Uecker and Associates, Inc. as the assignee for the benefit of the creditors of PGC Systems, Inc. formerly known as Portera Systems, Inc. filed a request for arbitration demanding payment from NetSol for the amounts due under a software agreement in the amount of $175,700. A settlement was reached by and between the Company and Portera on November 11, 2004 whereby Portera agreed to a settlement of any and all issues related to the claim in exchange for one time payment of $75,000 which was paid by December 3, 2004.

On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler ("Cowler") and Surrey Design Partnership Ltd. The Company agreed to pay Cowler £218,000 pound sterling or approximately $320,460 USD including . The agreement calls for monthly payments of £3,000 until March 2004 and then £4,000 per month until paid. As of June 30, 2004, the balance was $146,516. During the six months ended December 31, 2004, the Company paid £12,000 or $21,997. In December 2004, the Company reached an agreement with Cowler to pay the balance of the loan in one lump-sum payment. Cowler agreed to accept £52,000 or $103,371 as payment in full.

Item 2. Changes in Securities.

In the quarter ended December 31, 2004, sixteen holders of $900,000 in convertible debentures converted their notes into 483,873 shares of the Company's common stock.

In the quarter ended December 31, 2004, the Company sold 1,250,000 shares of common stock to 4 accredited non-U.S. investors. These shares were issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Reports on Form 8-K.

a)	On November 9, 2004, NetSol Technologies, Inc. issued a press release announcing results of operations and financial conditions for the quarter ended September 30, 2004.

b)	On December 17, 2004, NetSol Technologies, Inc. issued a press release revising its guidance for the 2005 fiscal year.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: February 11, 2005	By:	/s/ Naeem Ghauri

NAEEM GHAURI Chief Executive Officer

Date: February 11, 2005	By:	/s/ Najeeb Ghauri

NAJEEB GHAURI Chief Financial Officer and Chairman