Form 10KSB/A
period 2004-06-30
NETSOL TECHNOLOGIES INC
filed 2005-03-24
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Marketing and Selling

The Marketing Program

The Company is aggressively growing the marketing and sales organizations in the United Kingdom, Australia, Pakistan and the USA. Management believes that the year 2005 will be a year for growth and the launching of footprints in new markets, while penetrating in the established markets such as Asia Pacific and Europe.

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

The Company generally enters into written commitment letters with clients at or around the time it commences work on a project. These commitment letters typically contemplate that NetSol and the client will subsequently enter into a more detailed agreement, although the client's obligations under the commitment letter are not conditioned upon the execution of the latter agreement. These written commitments and subsequent agreements contain varying terms and conditions and the Company does not generally believe it is appropriate to characterize them as consisting of backlog. In addition, because these written commitments and agreements often provide that the arrangement can be terminated with limited advance notice or penalty, the Company does not believe the projects in process at any one time are a reliable indicator or measure of expected future revenues. However, there is a very small probability of cancellation since the client thoroughly scrutinizes the products and only signs the contract once it is confident that it meets their requirements. In addition, NetSol has very little past history of termination once the committment letter has been signed.

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

LeaseSoft.WFS Version upgrade at DaimlerChrysler Leasing Thailand (DCLT). ..DCLT was using LeaseSoft.WFS version 3.2. However, the new 4.1 version had enhanced features and to make use of the new functionality set DCLT upgraded their version to the latest one.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2004:

	Number of securities to be issued upon exercise of outstanding options,warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security holders	1,762,277(1)	$2.15(2)	1,977,252(3)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	1,762,277	$2.15	1,977,252

(1)	Consists of 189,777 under the 2001 Incentive and Nonstatutory Stock Option Plan; 1,122,500 under the 2002 Incentive and Nonstatutory Stock Option Plan and 450,000 under the 2003 Incentive and Nonstatutory Stock Option Plan.
(2)	The weighted average of the options is $3,788,896.
(3)	Represents 427,252 options available for future issuance under the 2002 Incentive and Nonstatutory Stock Option Plan and 1,550,000 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan .

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

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2004 COMPARED TO THE YEAR ENDED JUNE 30, 2003

Net revenues for the year ended June 30, 2004 were $5,749,062 as compared to $3,745,386 for the year ended June 30, 2003. Net revenues are broken out among the subsidiaries as follows:

	2004	2003
NetSol USA	$676,857	$508,868
NetSol Tech(1)	3,190,049	1,351,413
NetSol Private(2)	483,788	265,599
NetSol CONNECT	778,598	1,185,162
NetSol UK	356,215	83,737
NetSol-Abraxas Australia	263,555	386,607
Total Net Revenues	$5,749,062	$3,745,386

(1)	Refers to NetSol Technologies (Pvt.) Limited
(2)	Refers to NetSol (Private) Limited

The total consolidated net revenue for fiscal year 2004 was $5,749,062 compared to $3,745,386 in fiscal year 2003. This is a nearly 53% increase in revenue. The increase is attributable to new orders of licenses and an increase in services business, including additional maintenance work. 70% of the increase is attributable to new licenses orders and 30% to an increase in services business. Management believes that the increase in licensing revenue and the increase in services business is attributable to the overall surge in demand of NetSol products. The achievement of CMM level 4 quality standard in 2004 is also a contributing factor of global and rising demand of NetSol software applications. In addition, NetSol entered into frame agreement with DaimlerChrysler Services in Germany that pre-qualified NetSol to participate in providing software and services to many new countries.
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

The decrease in NetSolConnect’s revenue in 2004 as compared to 2003 was attributable to a change in overall management team and strategy. NetSol Connect sold off 49% of the business to a UK based Company, Akhter Computers in September 2003. This resulted, as expected, in a modification in business strategy focusing on high margins which correspondingly had a lower immediate revenue.

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

Operating expenses were $5,800,708 for the year ended June 30, 2004 as compared to $4,434,643 for the year ended June 30, 2003. During the years ended June 30, 2004 and 2003, the Company issued 48,613 and 93,400 restricted common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $48,240 and $39,200 for the years ended June 30, 2004 and 2003, respectively. Total professional service expense, including non-cash compensation, was $464,332 and $272,447 for the years ended June 30, 2004 and 2003, respectively. During the years ended June 30, 2004 and 2003, the Company recorded depreciation and amortization expense of $1,284,090 and $1,183,502 included in this increase is the addition of the completed Lahore facility. Salaries and wages expenses were $1,493,252 and $934,383 for the years ended June 30, 2004 and 2003, respectively, or an increase of $558,869 or 60%. The addition of new management level employees and consultants from the Altvia acquisition and new employees at our UK subsidiary, as well as an increase in sales and administration employees resulted in the increase. In addition, key officers were given a pay raise effective January 1, 2004, the first in company’s history. Two of the officers have agreed to take the incremental compensation against exercising options granted to them. General and administrative expenses were $1,759,607 and $956,644 for the years ended June 30, 2004 and 2003, respectively, an increase of $802,963. In the current year, the general and administrative expense includes non-recurring expenses for moving both the headquarters office and the Pakistan companies into the new facility, $105,608 in costs for placing the convertible debenture and $122,500 for settlement of legal disputes. Also, the Company had to incur extra costs for executing the reverse split of its common stock through the proxy process, annual shareholders meeting including proxies mailing and other administrative related costs and travel expenses increased by approximately $105,934.

Selling and marketing expenses increased to $253,701 for the year ended June 30, 2004 as compared to $76,136 for the year ended June 30, 2003, reflecting the growing sales activity of the Company. The Company wrote-off, as uncollectible, bad debts of $219,909 and $415,384, during the years ended June 30, 2004 and 2003, respectively. In addition, the company evaluated the goodwill value of certain of its subsidiaries and recorded an impairment of $203,312 and $393,388 during the years ended June 30, 2004 and 2003, respectively.

The loss from operations in fiscal year 2004 was $2,708,018 which is a 9.71% increase from $2,468,250 in fiscal year 2003. Included in this amount is are non-cash charges of depreciation and amortization of $1,284,090, settlement expenses of $122,500 impairment of assets of $203,302 and bad debt expense of $219,909. Net losses from continued operations in fiscal year 2004 was $2,785,369 compared to $2,615,851 in fiscal year 2003 or a 6.48% increase. The current fiscal year amount includes $273,159 add-back for the 49.9% minority interest in NetSol Connect owned by another party. The Company also recognized non-recurring expenses including $137,230 expense for the beneficial conversion feature on notes payable and convertible debenture, a gain of $104,088, from writing off a note payable in one of the subsidiaries that had been paid through the issuance of stock by the parent in the prior year and a gain of $216,230 from the settlement of a debt, and placement fees for the debenture of $105,608. The net loss per share was $0.38 in 2004 compared to $0.47 in 2003. The total weighted average of shares outstanding basic and diluted was 7.9 million against 4.5 million in 2003.

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

Liquidity And Capital Resources

Net cash used for operating activities amounted to $1,482,402 for the year ended June 30, 2004, as compared to $2,180,515 for the comparable period last fiscal year. The decrease is mainly due to an increase in accounts receivable and a decrease in accounts payable.

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

Net cash provided by financing activities amounted to $5,486,067 and $1,429,681 for years ended June 30, 2004, and 2003, respectively. The current fiscal year included the cash inflow of $1,618,337 from issuance of equity and $1,445,392 from the exercising of stock options and warrants, compared to $365,219 and 845,566 in the prior year, respectively. In the current fiscal year, the Company had net proceeds from loans of $1,243,795 as compared to $218,896 in the comparable period last year. The Company also obtained a $1,200,000 convertible debenture during the current fiscal year.

As of June 30, 2004 the Company's working capital deficit (current assets less current liabilities) totaled $10,400, a decrease from a $1.2 million deficit, as of June 30, 2003. In fiscal 2004, the Company raised capital from financing with Maxim Group of $1.85 million, net of expenses. In addition, 1.2 million in convertible debentures were issued during the current fiscal year and approximately $487,000 from the exercising of warrants. The Company also secured a line of credit for $1 million from DCD Group. This line of credit has not yet been utilized. The Company has over $1.9 million in accounts receivable and revenues in excess of billings. The Company will be pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and beef up marketing and sales activities in strategic markets.

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

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for next 12 months, we have following capital needs:

•
Injection of new capital of up to $500,000 in a strategic joint-venture of NetSol-TiG. This partnership serves to outsource TiG’s software development business to our offshore-based development facility.

•	New capital requirement for NetSol Akhter, the telecom division in an amount up to $2.0 million as required by the agreement with Akhter.
•	Working capital of $1.0 million for debts payments, new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company.

The methods of raising funds for capital needs may differ based on the following:

•
stock volatility due to market conditions in general and NetSol stock performance in particular. This may cause a shift in our approach to raise new capital through other sources such as secured long term debt.

•
Analysis of the cost of raising capital in the U.S., Europe or emerging markets. By way of example only, if the cost of raising capital is high in one market and it may negatively affect the company’s stock performance, we may explore options available in other markets.

Should global or other general macro economic factors cause an adverse climate, we would defer new financing and use internal cash flow for capital expenditures.
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

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, the Board of directors and management plans, among other actions, has formed a Nominating and Corporate Governance Committee comprised of members of the board of directors. This committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures. Our audit committee is charged with reviewing our periodic reports and other public disclosures.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)		Long Term Compensation
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Long Term Compensation Awards (2) Restricted Stock Awards(3)	Securities Underlying Options/ SARs (4)

Najeeb U. Ghauri, Chief Financial Officer, Secretary, Chairman, Director	2004 2003 2002	$200,000 $120,000 $100,000	-0- -0- -0-	-0- -0- -0-	50,000(5) 50,000(6) 25,000(7) 20,000(8) 30,000(9) -0- 85,000(10) 100,000(11) 20,000(12)

Naeem Ghauri, CEO, Director	2004 2003 2002	$207,900(13) $125,000 $100,000	-0- -0- -0-	-0- -0- -0-	50,000(5) 50,000(6) 25,000(7) 20,000(8) 30,000(9) -0- 70,000(14) 100,000(11) 20,000(12)

Salim Ghauri, President, Director	2004 2003 2002	$110,000 $100,000 $100,000	-0- -0- -0-	-0- -0- -0-	50,000(5) 50,000(6) 25,000(7) 20,000(8) 30,000(9) -0- 70,000(14) 100,000(11) 20,000(12)

Patti L. W. McGlasson, Secretary, Corporate Counsel	2004	$82,000	-0-	5,000(15)	5,000(16) 5,000(17) 20,000(8) 30,000(9)

(1)	No officers received or will receive any bonus or other annual compensation other than salaries during fiscal 2004, nor any benefits other than those available to all other employees that are required to be disclosed. These amounts are not inclusive of automobile allowances, where applicable.
(2)	No officers received or will receive any long-term incentive plan (LTIP) payouts or other payouts during fiscal 2004.
(3)	All stock awards are shares of Common Stock of the Company.
(4)	All securities underlying options are shares of Common Stock of the Company. The Company has not granted any stock appreciation rights. No options were granted in the named executive officers in fiscal year 2003. Options are reflected in post-reverse split numbers. All options are currently exercisable or may be exercised within sixty (60) days of the date of this annual report.
(5)	Includes options to purchase 50,000 shares of our common stock granted on January 1, 2004 at the exercise price of $2.21 per share. These options must be exercised within five years after the grant date.
(6)	Includes options to purchase 50,000 shares of our common stock granted on January 1, 2004 at the exercise price of $3.75 per share. These options must be exercised within five years after the grant date.
(7)	Includes options to purchase 12,500 shares of our common stock at $5.00 per share. These options must be exercised within five years after the grant date.
(8)	Includes options to purchase 20,000 shares of our common stock at $2.65 per share. These options must be exercised within five years after the grant date.
(9)	Includes options to purchase 30,000 shares of our common stock at $5.00 per share. These options must be exercised within five years after the grant date.
(10)	Includes options to purchase 85,000 shares of our common stock granted on February 16, 2002 at the exercise price of $.75 per share. Options must be exercised within five years after the grant date.
(11)	Includes options to purchase 100,000 shares of our common stock granted on February 16, 2002 at the exercise price of $1.25 per share.
(12)	Includes options to purchase 200,000 shares of our common stock granted on February 16, 2002 at the exercise price of $2.50 per share.
(13)	Mr. Ghauri salary is 110,000 British Pounds Sterling. The total in this table reflects a conversion rate of 1.89 dollars per pound.
(14)	Includes options to purchase 70,000 shares of our common stock granted on February 16, 2002 at the exercise price of $.75 per share. Options must be exercised within five years after the grant date.
(15)	In May 2004, Ms. McGlasson received 5,000 shares of common stock as a performance bonus arising out of her services as counsel for the Company.
(16)	Includes options to purchase 5,000 shares of common stock at the exercise price of the lesser of the $2.30 or the market price of the shares on the date of exercise less $2.00.
(17)	Includes options to purchase 5,000 shares of common stock at the exercise price of $3.00 per share.

OPTIONS GRANTS IN LAST FISCAL YEAR(1)

INDIVIDUAL GRANTS

Name	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Naeem Ghauri	(i) 100,000(2)	18.66%	$2.21	December 31, 2008
	(ii) 100,000(2)		$3.75	December 31, 2008
	(iii) 50,000(2)		$5.00	December 31, 2008
	(iv) 20,000		$2.65	March 25, 2009
	(v) 30,000		$5.00	March 25, 2009
Najeeb Ghauri	(i) 100,000(2)	18.66%	$2.21	December 31, 2008
	(ii) 100,000(2)		$3.75	December 31, 2008
	(iii) 50,000(2)		$5.00	December 31, 2008
	(iv) 20,000		$2.65	March 25, 2009
	(v) 30,000		$5.00	March 25, 2009
Salim Ghauri	(i) 100,000(2)	18.66%	$2.21	December 31, 2008
	(ii) 100,000(2)		$3.75	December 31, 2008
	(iii) 50,000(2)		$5.00	December 31, 2008
	(iv) 20,000		$2.65	March 25, 2009
	(v) 30,000		$5.00	March 25, 2009
Patti L. W. McGlasson	(i) 10,000(2)	4.35%	$2.30(3)	December 31, 2008
	(ii) 10,000(2)		$3.00	December 31, 2008
	(iii) 20,000		$2.65	March 25, 2009
	(iv) 30,000		$5.00	March 25, 2009

(1)	There were no SAR grants in the last fiscal year.
(2)	These options vest 25% per each quarter of service commencing March 31, 2004 and are fully vested on December 31, 2004.
(3)	The exercise price is the lesser of $2.30 or the market price on the date of the exercise less $2.00.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized (1) ($)	Number of Unexercised Options/SARs at FY-end (###) Exercisable(2)/ Unexercisable	Value of Unexercised In-The-Money at FY-end ($) Exercisable/(2) Unexercisable

Najeeb Ghauri, CFO, Chairman, Director	87,223	$0.00	150,000/150,000	$2,000/0.00
Salim Ghauri, President Director	67,777	$0.00	155,000/155,000	$2,000/0.00
Naeem Ghauri, CEO, Director	51,557	$0.00	150,000/155,000	$2,000/0.00
Patti L. W. McGlasson	2,500	$0.00	60,000/10,000	$525/1,050

(1)	The closing price of the stock at the June 30, 2004, Fiscal Year End was $2.21.
(2)	All options are currently exercisable.

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

		Percentage
	Number of	Beneficially
Name and Address	Shares(1)(2)	owned(3)

Najeeb Ghauri (4)	647,650	6.78%
Naeem Ghauri (4)	421,090	4.41%
Irfan Mustafa (4)	188,703	1.98%
Salim Ghauri (4)	549,916	5.76%
Jim Moody (4)	17,000	*
Eugen Beckert (4)	39,000	*
Shahid Javed Burki(4)	39,000	*
Shabir Randeree (4)(5)	475,000	4.98%
Patti L. W. McGlasson(4)	46,000	*
All officers and directors
as a group (nine persons)	2,448,359	25.65%
* Less than one percent

(1)	Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock relating to options currently exercisable or exercisable within 60 days of September 15, 2002 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(3)	Percentage ownership is based on 9,545,693 shares issued and outstanding as of September 13, 2004.
(4)	Address c/o NetSol Technologies, Inc. at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302.
(5)	As director of DCD Holdings Ltd.

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

On November 28, 2003, the Company agreed to loan Najeeb Ghauri, an officer of the Company, $80,417 for the purpose of purchasing 67,223 shares of the Company’s common stock through the exercise of a stock option previously granted to Mr. Ghauri on February 16, 2002. On March 31, 2004, the Company loaned Mr. Ghauri and additional $25,000 to purchase 10,000 shares of the Company’s common stock through the exercise of a stock option previously granted to Mr. Ghauri on February 16, 2002. In addition, in June 2004, accrued wages in the amount of $12,500 was applied to Mr. Ghauri’s loan. At June 30, 2004, the loan balance for Mr. Ghauri was $92,917 and accrued interest was $3,154.

On November 28, 2003, the Company agreed to loan Naeem Ghauri, an officer of the Company, $48,335 for the purpose of purchasing 41,557 shares of the Company’s common stock through the exercise of a stock option previously granted to Mr. Ghauri on February 16, 2002. In addition, in June 2004, accrued wages in the amount of $9,636 was applied to Mr. Ghauri’s loan. At June 30, 2004, the loan balance for Mr. Ghauri was $38,699 and accrued interest was $1,661.

On November 28, 2003, the Company agreed to loan Salim Ghauri, an officer of the Company, $72,221 for the purpose of purchasing 57,777 shares of the Company’s common stock through the exercise of a stock option previously granted to Mr. Ghauri on February 16, 2002. In addition, in June 2004, accrued wages in the amount of $39,928 was applied to Mr. Ghauri’s loan. At June 30, 2004, the loan balance for Mr. Ghauri was $32,293 and accrued interest was $2,255.

On November 28, 2003, the Company agreed to loan Mark Caton, an officer of the Company at that time, $20,000 for the purpose of purchasing 20,000 shares of the Company’s common stock through the exercise of a stock option previously granted to Mr. Caton on February 16, 2002. In January 2004, Mr. Caton terminated his employment with the Company and the balance owed, including $210 in interest, was applied to his severance pay and deemed fully paid.

All of the loans, which were immediately available, bear an interest at the rate of six percent per annum, have a term of two-years and is payable in deferred salary or cash. Principal and accrued interest is due and payable at the expiration of the loan term. The shares of the Company’s common stock acquired with the loan proceeds secure repayment of the loan. These shares will be held in escrow for the benefit of the Company pending repayment or substitution of additional or different collateral in form and amount satisfactory to the Company.

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

* Previously Filed.

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

NetSol Technologies, Inc.

Date: March 23, 2005	BY: /S/ NAEEM GHAURI

Naeem Ghauri
CEO

Date: March 23, 2005	BY: /S/ Najeeb Ghauri

Najeeb Ghauri
Chief Financial Officer

In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2005	BY: /S/ NAJEEB U. GHAURI

Najeeb U. Ghauri
Director, Chairman
Chief Financial Officer

Date: March 23, 2005	BY: /S/ SALIM GHAURI

Salim Ghauri
President,
Director

Date: March 23, 2005	BY: /S/ NAEEM GHAURI

Naeem Ghauri
Director
Chief Executive Officer

Date: March 23, 2005	BY: /S/ JIM MOODY

Jim Moody
Director

Date: March 23, 2005	BY: /S/ EUGEN BECKERT

Eugen Beckert
Director

Date: March 23, 2005	BY: /S/ IRFAN MUSTAFA

Irfan Mustafa
Director

Date: March 23, 2005	BY: /S/ SHAHID JAVED BURKI

Shahid Javed Burki
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

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit report and the report of the other auditors provide a reasonable bassi for our opinion.

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

As discussed in note 16, the financial statements for the year ended June 30, 2004 have been restated.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
August 2, 2004, except for Note 16, which is as of March 22, 2005

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

We conducted our audit in accordance with the International Standards on Auditing, which are comparable in all material respects with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the above said statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the above said statements. An audit also includes assessing the accounting policies and significant estimates made by management as well as, evaluating the overall presentation of the above said statements. We believe that our audit provides a reasonable basis for our opinion and, after due verification, we report that:

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

Date: September 10th, 2004
Lahore, Pakistan

Chartered Accountants

Lahore
95-Abid Majeed Road,Lahore Cantt-Pakistan.
Tel: 92-42-111-77-2000 Fax: 92-42-6660255
e-mail: info@skpserv.com

Islamabad
2nd Floor, Buland Markaz,33 - West, Blue Area
Islamabad-Pakistan. Tel: 92-051-2270116,2279658
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

We conducted our audit in accordance with the International Standards on Auditing, which are comparable in all material respects with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the above said statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the above said statements. An audit also includes assessing the accounting policies and significant estimates made by management as well as, evaluating the overall presentation of the above said statements. We believe that our audit provides a reasonable basis for our opinion and, after due verification, we report that:

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

Date: September 10th, 2004
Lahore, Pakistan

Chartered Accountants

Lahore
95-Abid Majeed Road,Lahore Cantt-Pakistan.
Tel:92-42-111-77-2000 Fax:92-42-6666255
e-mail:info@skpserv.com

Islamabad
2nd Floor, Buland Markaz,33 - West, Blue Area
Islamabad-Pakistan. Tel:92-051-2270116,2279658
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

We conducted our audit in accordance with the International Standards on Auditing, which are comparable in all material respects with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the above said statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the above said statements. An audit also includes assessing the accounting policies and significant estimates made by management as well as, evaluating the overall presentation of the above said statements. We believe that our audit provides a reasonable basis for our opinion and, after due verification, we report that:

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

Date: September 13th, 2004
Lahore, Pakistan

Chartered Accountants

Lahore
95-Abid Majeed Road,Lahore Cantt - Pakistan.
Tel:92-42-111-77-2000 Fax:92-42-6666255
e-mail: info@skpserv.com

Islamabad
2nd Floor, Buland Markaz,33 - West, Blue Area
Islamabad-Pakistan. Tel:92-051-2270116,2279658
Fax: 92-051-2279658 e-mail: info@skpserv.com

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$871,161
Certificates of deposit	391,403
Accounts receivable, net of allowance for doubtful accounts of $80,000	951,994
Revenues in excess of billings	951,905
Other current assets	397,038
Total current assets		3,563,501
Property and equipment, net of accumulated depreciation		4,203,580
Intangibles:
Product licenses, renewals, enhancedments, copyrights,
trademarks, and tradenames, net	2,409,859
Customer lists, net	641,569
Goodwill (restated)	1,166,611
Total intangibles (restated)		4,218,039
Total assets (Restated)		$11,985,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,207,822
Current portion of notes and obligations under capitalized leases	803,813
Billings in excess of revenues	103,451
Loans payable, bank	458,861
Total current liabilities		3,573,947
Obligations under capitalized leases, less current maturities		27,604
Notes payable		89,656
Convertible debenture		937,500
Total liabilities		4,628,707
Minority interest		—
Contingencies		—

Stockholders' equity:
Common stock, $.001 par value; 25,000,000 share authorized;
9,482,822 issued and outstanding	9,483
Additional paid-in-capital (restated)	38,933,621
Treasury stock	(21,457)
Accumulated deficit (restated)	(30,917,465)
Stock subscription receivable	(497,559)
Other comprehensive loss	(150,210)
Total stockholders' equity (Restated)		7,356,413
Total liabilities and stockholders' equity (Restated)		$11,985,120

See accompanying notes to these consolidated financial statements

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended June,
	2004	2003
	(Restated)

Net revenues	$5,749,062	$3,745,386
Cost of revenues	2,656,377	1,778,993
Gross profit	3,092,685	1,966,393

Operating expenses:
Selling and marketing	253,701	76,136
Depreciation and amortization	1,284,090	1,183,502
Impairment of assets	203,312	393,388
Settlement costs	122,500	202,759
Bad debt expense	219,909	415,384
Salaries and wages	1,493,252	934,383
Professional services, including non-cash
compensation	464,332	272,447
General and adminstrative	1,759,607	956,644
Total operating expenses	5,800,703	4,434,643
Loss from operations	(2,708,018)	(2,468,250)
Other income and (expenses)
Loss on sale of assets	(35,173)	(5,464)
Beneficial conversion feature	(137,230)	—
Gain on forgiveness of debt	320,318	—
Interest expense	(172,101)	(135,243)
Other income and (expenses)	(53,165)	(6,624)
Loss from continuing operations	(2,785,369)	(2,615,581)
Minority interest in subsidiary	273,159	—
Gain from discontinuation of a subsidiary	—	478,075
Net loss	(2,512,210)	(2,137,506)
Other comprehensive loss:
Translation adjustment	(299,507)	(380,978)
Comprehensive loss	$(2,811,717)	$(2,518,484)

Net loss per share - basic and diluted:
Continued operations	$(0.35)	$(0.58)
Minority interest in subsidiary	$0.03	$—
Discontinued operations	$—	$0.11
Net loss	$(0.32)	$(0.47)

Weighted average number
of shares outstanding - basic and diluted*	7,881,554	4,512,203

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

			Additional		Stock	Other		Total
	Common Stock*		Paid-in	Treasury	Subscriptions	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Receivable	Income/(Loss)	Deficit	Equity
Balance at June 30, 2003	5,757,175	5,756	33,409,954	—	(84,900)	149,297	(28,405,255)	5,074,852
Issuance of common stock for cash (as restated)	1,413,187	1,414	1,616,923					1,618,337
Issuance of common stock for services	3,613	4	8,996					9,000
Excercise of common stock options	1,067,309	1,068	1,369,484		(412,659)			957,893
Excercise of common stock warrants	390,000	390	487,110					487,500
Issuance of common stock in exchange for notes payable & interest	601,393	601	1,070,628					1,070,629
Issuance of common stock in exchange for settlement	45,195	45	135,088					135,133
Issuance of common stock in exchange for purchase of Altiva	100,000	100	(100)					—
Issuance of common stock in exchange for purchase of Pearl	60,000	60	166,800					166,860
Issuance of common stock to directors in exchange for services	45,000	45	39,195					39,240
Purchase of treasury shares				(21,457)				(21,457)
Beneficial conversion feature	—	—	399,730					399,730
Fair market value of warrants issued	—	—	230,413					230,413
Foreign currency translation adjustments	—	—	—			(299,507)		(299,507)
Net loss for the year (as restated)	—	—	—				(2,512,210)	(2,512,210)

Balance at June 30, 2003 (Restated)	9,482,822	$9,483	$38,933,621	$(21,457)	$(497,559)	$(150,210)	$(30,917,465)	$7,356,413

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year
	Ended June 30,
	2004	2003
	(Restated)
Cash flows from operating activities:
Net loss from continuing operations	$(2,512,210)	$(2,137,506)
Adjustments to reconcile net loss to net cash used in operating activities:	—
Depreciation and amortization	1,640,044	1,183,502
Provision for uncollectible accounts	—	80,000
Impairment of assets	203,312	393,388
Gain on discontinued operations		(478,075)
Gain on forgiveness of debt	(320,318)	—
Loss on sale of assets	35,173	5,464
Minority interest in subsidiary	(273,159)	—
Stock issued for settlement costs	135,133	50,000
Stock issued for services	9,000	39,200
Stock issued to directors for services	39,240	—
Fair market value of warrants and stock options granted	230,413	26,500
Beneficial conversion feature	137,230	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(324,094)	464,634
Other current assets	(416,780)	(585,145)
Other assets	—	(347,743)
Decrease in liabilities:
Accounts payable and accrued expenses	(65,386)	(874,734)
Net cash used in operating activities	(1,482,402)	(2,180,515)
Cash flows from investing activities:
Purchases of property and equipment	(2,861,754)	(127,822)
Sales of property and equipment	75,490	92,271
Purchases of certificates of deposit	(3,241,403)	—
Proceeds from sale of certificates of deposit	2,850,000	714,334
Increase in intangible assets - development costs	(439,297)	—
Proceeeds from sale of minority interest of subsidiary	210,000	—
Net cash provided (used in) by investing activities	(3,406,964)	678,783
Cash flows from financing activities:
Proceeds from sale of common stock	1,618,337	365,219
Proceeds from the exercise of stock options	1,445,392	845,566
Purchase of treasury shares	(21,457)	—
Proceeds from loans	1,628,005	351,868
Proceeds from convertible debenture	1,200,000	—
Payments on capital lease obligations & loans	(384,210)	(132,972)
Net cash provided by financing activities	5,486,067	1,429,681
Effect of exchange rate changes in cash	59,970	199,627
Net increase in cash and cash equivalents	656,671	127,576
Cash and cash equivalents, beginning of year	214,490	86,914
Cash and cash equivalents, end of year	$871,161	$214,490

See accompanying notes to these consolidated financial statements.

F-10

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues in excess of billings:

“Revenues in excess of billings” represent the total of the project to be billed to the customer over the life of the project. As each phase is completed and billed to the customer, the corresponding percentage of completion amount is transferred from this account to “Accounts Receivable.”

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern:

The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2004, the Company had an accumulated deficit of $30,917,465 and a working capital deficit of approximately $10,400. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Services Revenue. Revenue from consulting services is recognized as the services are performed for time-and-materials contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for Stock-Based Compensation

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary at June 30, 2004 is as follows:

	Federal	State	Total
Net operating loss carry forward	$18,649,710	$11,724,710
Effective tax rate	32%	8%
Deferred tax asset	5,967,907	937,977	6,905,884
Valuation allowance	(4,407,907)	(547,977)	(4,955,884)
Net deferred tax asset	1,560,000	390,000	1,950,000

Deferred tax liability arising from
non-taxable business combinations	1,560,000	390,000	1,950,000
Net deferred tax liability	$—	$—	$—

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

Goodwill of a reporting unit is reviewed for impairment if event or changes in circumstances indicated that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is valuated based on a comparison of the reporting unit's carrying value to the implied fair value of the reporting unit. Conditions that indicate that impairment of goodwill includes a sustained decrease in the market value of the reporting unit or an adverse change in the business climate.

As of June 30, 2004 and 2003, the Company evaluated the valuation of goodwill based upon the performance and market value of  NetSol USA and NetSol UK, respectively. The Company determined the goodwill is impaired and recorded the impairment of $203,312 and $393,388 at June 30, 2004 and 2003, respectively, in the accompanying consolidated financial statements.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2004:

	Product Licenses	Customer Lists	Goodwill	Total
Intangible asset - June 30, 2003	$4,894,838	$1,977,877	$1,369,923	$8,242,638
Additions	650,676	—	—	650,676
Effect of translation adjustment	(4,298)	—	—	(4,298)
Accumulated amortization	(3,131,357)	(1,336,308)		(4,467,665)
Impairment of Goodwill	—	—	(203,312)	(203,312)
Net balance - June 30, 2004	$2,409,859	$641,569	$1,166,611	$4,218,039

Amortization expense:
Year ended June 30, 2004	$803,629	$315,665	$—	$1,119,294
Year ended June 30, 2003	$726,630	$316,015	$—	$1,042,645

Impairment of goodwill:
Year ended June 30, 2004			$203,312	$203,312
Year ended June 30, 2003			$393,388	$393,388

At June 30, 2004 and 2003, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $908,508 and $562,659, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $97,744 and $46,504 for the years ended June 30, 2004 and June 30, 2003, respectively.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2004, the Company sold 386,363 shares of the Company’s common stock in a private placement transaction. Maxim Group, LLC in New York acted as the placement agent for the transaction. The total funds raised were $850,000 with approximately $103,300 in placement fees, commissions, and other expenses paid from the escrow of the sale.  In addition, the Company issued 243,182 warrants in connection with the sale. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $230,413 or $1.41 per share and recorded it against the proceed of the financing in the accompanying consolidated financial statements. Net proceeds of the financing was $516,207. The investors included 9 individual accredited investors with no prior ownership of the Company’s common stock. An SB-2 was filed on June 15, 2004 to register these shares.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
.
On November 28, 2003, the Company agreed to loan the Chief Financial Officer (CFO) and Chairman of the Company, $80,417 for the purpose of purchasing 67,223 shares of the Company’s common stock through the exercise of a stock option previously granted to the officer on February 16, 2002. On March 31, 2004, the Company loaned the officer and additional $25,000 to purchase 10,000 shares of the Company’s common stock through the exercise of a stock option previously granted to the officer on February 16, 2002. In addition, in June 2004, accrued wages in the amount of $12,500 was applied to the officer’s loan. At June 30, 2004, the loan balance for the officer was $92,917 and accrued interest was $3,154.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 28, 2003, the Company agreed to loan the Chief Executive Officer (CEO) of the Company, $48,335 for the purpose of purchasing 41,557 shares of the Company’s common stock through the exercise of a stock option previously granted to The officer on February 16, 2002. In addition, in June 2004, accrued wages in the amount of $9,636 was applied to The officer’s loan. At June 30, 2004, the loan balance for The officer was $38,699 and accrued interest was $1,661.

On November 28, 2003, the Company agreed to loan the President, of the Company, $72,221 for the purpose of purchasing 57,777 shares of the Company’s common stock through the exercise of a stock option previously granted to The officer on February 16, 2002. In addition, in June 2004, accrued wages in the amount of $39,928 was applied to The officer’s loan. At June 30, 2004, the loan balance for The officer was $32,293 and accrued interest was $2,255.

On November 28, 2003, the Company agreed to loan the Vice-President of the Company, $20,000 for the purpose of purchasing 20,000 shares of the Company’s common stock through the exercise of a stock option previously granted to the officer on February 16, 2002. In January 2004, the officer terminated his employment with the Company and the balance owed, including $210 in interest, was applied to his severance pay and deemed fully paid.

All of the loans, which were immediately available, bear an interest at the rate of six percent per annum, have a term of two-years and is payable in deferred salary or cash. Principal and accrued interest is due and payable at the expiration of the loan term. The shares of the Company’s common stock acquired with the loan proceeds secure repayment of the loan. These shares will be held in escrow for the benefit of the Company pending repayment or substitution of additional or different collateral in form and amount satisfactory to the Company.

Treasury Stock

During the year ended June 30, 2004, the Company purchased 10,000 shares of its common stock on the open market for $21,457 as treasury shares.

Common Stock Purchase Warrants and Options

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for years ended June 30, 2004 and 2003 as follows:

	2004	2003

Net loss - as reported	$(2,512,210)	$(2,137,506)
Stock-based employee compensation expense,
included in reported net loss, net of tax	—	—

Total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(2,859,750)	(355,059)

Pro forma net loss	$(5,829,725)	$(2,492,565)

Earnings per share:
Basic and diluted, as reported	(0.38)	(0.47)
Basic and diluted, pro forma	(0.74)	(0.55)

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

	2004	2003
Expected life (years)	10 years	5-10 years
Risk-free interest rate	3.25%	6.0%
Dividend yield	—	—
Volatility	100%	114%

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT AND GEOGRAPHIC AREAS

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2004 and 2003:

	2004	2003
	(restated)
Revenues from unaffiliated customers:
North America	$676,857	$508,868
International	5,072,205	3,236,518
Consolidated	$5,749,062	$3,745,386

Operating loss:
North America	$(3,452,920)	$(2,644,712)
International	744,902	176,462
Consolidated	$(2,708,018)	$(2,468,250)

Identifiable assets:
North America	$4,316,404	$4,689,560
International	7,668,716	4,052,691
Consolidated	$11,985,120	$8,742,251

Depreciation and amortization:
North America	$1,080,498	$1,047,298
International	203,592	136,204
Consolidated	$1,284,090	$1,183,502

Capital expenditures:
North America	$55,986	$23,688
International	2,805,768	104,134
Consolidated	$2,861,754	$127,822

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 16 - RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended June 30, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of goodwill was over-recorded and the expense due to issuance of warrants in connection with the PIPE financing was not adjusted against the equity.

The Company has restated its financial statements for these adjustments as of June 30, 2004.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the correction of the error is as follows:

	AS PREVIOUSLY	AS
	REPORTED	RESTATED

BALANCE SHEET
AS OF JUNE 30, 2004
Assets:
Goodwill	$939,260	$1,166,611
Total intangibles	$3,990,688	$4,218,039
Total assets	$11,757,769	$11,985,120

Stockholder's Equity:
Additional paid-in capital	$39,164,034	$38,933,621
Accumulated deficit	$(31,375,230)	$(30,917,465)
Total stockholder's equity	$7,129,061	$7,356,413

STATEMENT OF OPERATIONS:
FOR THE YEAR ENDED JUNE 30, 2004

Depreciation and amortization	$1,714,754	$1,284,090
Impairment of assets	$—	$203,312
Total operating expenses	$6,028,055	$5,800,703

Loss from operations	$(2,935,370)	$(2,708,018)
Warrants issued in connection with financing	$(230,413)	$—
Loss from continuing operations	$(3,243,134)	$(2,785,369)
Net loss	$(2,969,975)	$(2,512,210)

Net loss per share - basic and diluted:
Continued operations	$(0.41)	$(0.35)
Net loss	$(0.38)	$(0.32)

F-39