Form 10QSB/A
period 2004-09-30
NETSOL TECHNOLOGIES INC
filed 2005-03-24
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

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

(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$204,850
Certificates of deposit	141,403
Accounts receivable, net of allowance for doubtful accounts of $80,000	1,166,521
Revenues in excess of billings	1,562,045
Other current assets	718,134
Total current assets		3,792,953
Property and equipment, net of accumulated depreciation		4,163,787
Intangibles:
Product licenses, renewals, enhancedments, copyrights, trademarks, and tradenames, net	2,336,768
Customer lists, net	562,653
Goodwill, (restated)	1,166,611
Total intangibles (restated)		4,066,032
Total assets (Restated)		$12,022,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,856,704
Current portion of notes and obligations under capitalized leases	349,660
Billings in excess of revenues	54,900
Loans payable, bank	439,609
Total current liabilities		2,700,873
Obligations under capitalized leases, less current maturities		73,895
Notes payable		75,075
Convertible debenture		825,000
Total liabilities		3,674,843
Minority interest		186,615
Contingencies		-

Stockholders' equity:	(restated)
Common stock, $.001 par value; 25,000,000 share authorized; 9,613,468 issued and outstanding	9,613
Additional paid-in-capital (restated)	39,391,087
Treasury stock	(27,197)
Accumulated deficit (restated)	(30,775,441)
Stock subscription receivable	(458,809)
Common stock to be issued	255,960
Other comprehensive loss	(233,899)
Total stockholders' equity (Restated)		8,161,314
Total liabilities and stockholders' equity (Restated)		$12,022,772

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended September 30,
	2004	2003
	(Restated)	(Restated)

Net revenues	$2,058,305	$972,612
Cost of revenues	751,647	460,377
Gross profit	1,306,658	512,235

Operating expenses:
Selling and marketing	119,348	19,222
Depreciation and amortization	306,158	305,135
Bad debt expense	-	52,318
Salaries and wages	347,237	315,540
Professional services, including non-cash compensation	114,334	29,801
General and adminstrative	277,515	512,651
Total operating expenses	1,164,592	1,234,667
Income (loss) from operations	142,066	(772,432)
Other income and (expenses)
Loss on sale of assets	(620)	(36,988)
Beneficial conversion feature	(37,500)	-
Fair market value of warrants issued	(28,024)	-
Gain on forgiveness of debt	50,274	-
Interest expense	(21,575)	(37,169)
Other income and (expenses)	22,335	596
Total other expenses	(15,110)	(73,561)
Net income (loss) before minority interest in sub subsidiary	126,956	(795,993)
Minority interest in subsidiary	15,068	35,309
Net income (loss)	142,024	(760,684)
Other comprehensive loss:
Translation adjustment	(83,689)	(79,788)
Comprehensive income (loss)	$58,335	$(840,472)

Net income (loss) per share:
Basic	$0.01	$(0.12)
Diluted	$0.01	$(0.12)

Weighted average number of shares outstanding
Basic	9,504,789	6,577,913
Diluted	12,065,735	6,577,913

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss) from continuing operations	$142,024	$(760,684)
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
Depreciation and amortization	374,199	305,135
Gain on settlement of debt	(50,274)	-
Loss on sale of assets	620	36,988
Minority interest in subsidiary	(15,068)	(35,309)
Stock issued for services	25,745	-
Fair market value of warrants and stock options granted	28,024	-
Beneficial conversion feature	37,500	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(214,527)	(475,023)
Other current assets	(826,311)	48,129
Decrease in liabilities:
Accounts payable and accrued expenses	(564,159)	(205,295)
Net cash used in operating activities	(1,062,227)	(1,086,059)
Cash flows from investing activities:
Purchases of property and equipment	(213,990)	(78,189)
Sales of property and equipment	86,988	130,185
Purchases of certificates of deposit	-	(920,000)
Proceeds from sale of certificates of deposit	250,000	400,000
Increase in intangible assets - development costs	(77,990)	-
Capital investments in minority interest of subsidiary	191,606	-
Proceeeds from sale of minority interest of subsidiary	-	200,000
Net cash provided by (used in) investing activities	236,614	(268,004)
Cash flows from financing activities:
Proceeds from sale of common stock	220,000	1,112,050
Proceeds from the exercise of stock options	-	238,250
Purchase of treasury shares	(51,704)	-
Proceeds from loans	-	500,000
Payments on capital lease obligations & loans	(30,967)	(358,589)
Net cash provided by financing activities	137,329	1,491,711
Effect of exchange rate changes in cash	21,973	(59,610)
Net (decrease) increase in cash and cash equivalents	(666,311)	78,038
Cash and cash equivalents, beginning of period	871,161	214,490
Cash and cash equivalents, end of period	$204,850	$292,528

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

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended September 30, 2004	Net Income	Shares	Per Share
Basic earnings per share:	$142,024	9,504,789	$0.01
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,852,277
Warrants		708,668
Diluted earnings per share	$142,024	12,065,734	$0.01

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

The balance at June 30, 2004 was $497,559.

During the quarter ended September 30, 2004, the Company received a payment of $20,000 on the receivable. In addition, $18,750 of accrued salaries for the CFO was applied against his receivable. The balance at September 30, 2004 was $458,809.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the three months ended September 30, 2004:

	Options	Exercise Price	Warrants	Exercise Price
Outstanding and exercisable, June 30, 2004	1,862,277	$0.75 to $5.00	693,182	$0.50 to $5.00
Granted	-	-	40,323	$3.30
Exercised	-	-	-	-
Expired	(10,000)	$1.00	-
Outstanding and exercisable, Sept. 30, 2004	1,852,277		733,505

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

Product licenses and customer lists were comprised of the following as of September 30, 2004:

	Product Licenses	Customer Lists	Total
Intangible asset - June 30, 2004	$5,450,357	$1,977,877	$7,428,234
Additions	77,990	-	77,990
Effect of translation adjustment	(15,517)	-	(15,517)
Accumulated amortization	(3,176,062)	(1,415,224)	(4,591,286)
Net balance - June 30, 2004	$2,336,768	$562,653	$2,889,421

Amortization expense:
Three months ended Sept. 30, 2004	$200,907	$78,916	$279,823
Three months ended Sept. 30, 2003	$196,856	$78,916	$275,772

Amortization expense of intangible assets over the next five years is as follows:

FISCAL YEAR ENDING
Asset	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09	TOTAL
Product Licences	$535,122	$713,498	$33,372	$33,372	$7,612	$1,322,976
Customer Lists	236,751	276,326	44,076	5,500	-	562,653

	$771,873	$989,824	$77,448	$38,872	$7,612	$1,885,629

There were no impairments of the goodwill asset in the periods ending September 30, 2004 and 2003.

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

NOTE 11 - GOING CONCERN:

The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2004, the Company had net working capital of $1,092,079, and an accumulated deficit of $30,775,441. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 12 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the three months ended September 30:

	2004	2003
Revenues from unaffiliated customers:
North America	$170,134	$80,348
International	1,888,171	892,264
Consolidated	$2,058,305	$972,612

Operating income (loss):
North America	$(536,290)	$(733,523)
International	678,356	11,091
Consolidated	$142,066	$(830,098)

Identifiable assets:
North America	$3,615,895	$4,897,721
International	8,406,877	4,534,952
Consolidated	$12,022,772	$9,325,007

Depreciation and amortization:
North America	$263,503	$264,001
International	42,655	41,134
Consolidated	$306,158	$412,801

Capital expenditures:
North America	$-	$19,019
International	213,990	59,170
Consolidated	$213,990	$78,189

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

Akhter	US$ 200,000
The Company	US$ 50,000

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

NOTE 17- RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the three months ended September 30, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of goodwill was over-recorded.

The Company has restated its financial statements for these adjustments as of September 30, 2004 and 2003.

The effect of the correction of the error is as follows:

	AS
	PREVIOUSLY	AS
	REPORTED	RESTATED

BALANCE SHEET
	As of September 30, 2004
Assets:
Goodwill	$831,594	$1,166,611
Total intangibles	$3,731,015	$4,066,032
Total assets	$11,687,755	$12,022,772

Stockholder's Equity:
Additional paid-in capital	$39,621,500	$39,391,087
Accumulated deficit	$(31,340,872)	$(30,775,441)
Total stockholder's equity	$7,826,296	$8,161,314

STATEMENT OF OPERATIONS:
	For the three months ended		For the three months ended
	September 30, 2004		September 30, 2003
Depreciation and amortization	$413,824	$306,158	$412,801	$305,135
Total operating expenses	$1,272,258	$1,164,592	$1,342,333	$1,234,667

Income (loss) from operations	$34,400	$142,066	$(830,098)	$(722,432)
Net income (loss)	$34,358	$142,024	$(868,350)	$(760,684)

Net income (loss) per share:
Basic	$0.00	$0.01	$(0.13)	$(0.12)
Diluted	$0.00	$0.01	$(0.13)	$(0.12)

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

•	Aggressive new business development activities in UK and European markets through organic growth, new alliances and mergers and acquisition.

Top Line Growth through Investment in Marketing Organically and by Mergers and Acquisition (“M&A”) activities:

•	Launch LeaseSoft into new markets by assigning new, well established companies as distributors in Europe, Asia Pacific including Japan.
•	Expand relationships with key customers in the US, Europe and Asia Pacific.
•	Product Positioning through alliances, joint ventures and partnerships.
•	Direct Marketing of Services
•	Embark on roll up strategy by broadening M&A activities broadly in the software development domain.
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

•	Infuse new capital from potential exercise of outstanding investor warrants and employees options for business development and enhancement of infrastructures.
•	Continuing to efficiently and prudently manage cash requirements and raise capital from the markets only as it deems absolutely necessary to execute the growth strategy.
•	NetSol has engaged a brokerage house in New York for new investor relations and company coverage. Just recently they initiated and distributed research coverage of NetSol with a ‘buy’ rating.

Improving the Bottom Line.

•	Continue to review costs at every level and take appropriate steps to further reduce operating overheads.
•	Discontinue any programs, projects or offices that are not producing desirable and positive results.
•	Grow process automation.
•	Profit Centric Management Incentives.
•	More local empowerment and P&L Ownership in each Country Office.
•	Improve productivity at the development facility and business development activities.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Improve prices of all our product offerings, yet maintain the competitiveness. This will further improve gross margins across the board.

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

Operating expenses were $1,164,592 for the quarter ending September 30, 2004 as compared to $1,234,667 for the corresponding period last year. The increase is selling and marketing expenses and salaries was offset by a similar decrease in general and administrative expenses and professional fees. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $306,158 and $305,135 for the quarter ended September 30, 2004 and 2003, respectively. Combined salaries and wage costs were $347,237 and $315,540 for the comparable periods, respectively, or an increase of $31,697 from the corresponding period last year.

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

Income from operations was $142,066 compared to a loss of $830,098 for the quarters ended September 30, 2004 and 2003, respectively. This represents a decrease of $972,164 for the quarter compared with the comparable period in the prior year. This is directly due to reduction of operational expenses and improved gross margins.

Net income was $142,024 compared to net losses of $722,432 for the quarters ended September 30, 2004 and 2003, respectively. This is a reduction of 120% compared to the prior year. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $15,068 compared to $35,309. During the current quarter, the Company also recognized an expense of $37,500 for the beneficial conversion feature on convertible debentures, an expense of $28,024 for the fair market value of warrants issued and a gain of $50,274 from the settlement of a debt. Net income per share, basic and diluted, was $0.01 for the quarter ended September 30, 2004 as compared with a loss per share of $0.12 for the corresponding period last year.

The net EBITDA income was $448,182 compared to loss of $455,549 after amortization and depreciation charges of $306,158 and $305,135 respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

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

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company, we will consider raising capital through the following methods: equity based financing; warrant and option exercises.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

On March 3, 2004 Uecker and Associates, Inc. as the assignee for the benefit of the creditors of PGC Systems, Inc. formerly known as Portera Systems, Inc. filed a request for arbitration demanding payment from NetSol for the amounts due under a software agreement in the amount of $175,700. On March 31, 2004, we filed an answering statement to the request of Uecker & Associates denying each and every allegation contained in the Claim filed by Uecker & Associates and stating NetSol’s affirmative defenses. The claim is being settled by binding arbitration before the American Arbitration Association (AAA). The parties selected an arbitrator in April 2004; however, due to demands to her schedule, in August 2004, AAA requested that the parties select another arbitrator. The parties selected a new arbitrator. A preliminary hearing was set with the new arbitrator on September 29, 2004. The Parties entered into a Settlement Agreement in November 2004, whereby NetSol is to pay a one time payment of $75,000. At the time payment is received, Uecker is to file a dismissal with prejudice on this matter.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: March 23, 2005	By:	/s/ Naeem Ghauri
NAEEM GHAURI
Chief Executive Officer

Date: March 23, 2005	By:	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Financial Officer and Chairman