Form 10QSB/A
period 2004-12-31
NETSOL TECHNOLOGIES INC
filed 2005-03-24
CIK 1039280

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
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$488,110
Certificates of deposit	550,000
Accounts receivable, net of allowance for doubtful accounts of $80,000	1,679,126
Revenues in excess of billings	2,324,715
Other current assets	512,494
Total current assets		5,554,445
Property and equipment, net of accumulated depreciation		4,276,307
Intangibles:
Product licenses, renewals, enhancedments, copyrights, trademarks, and tradenames, net	2,352,804
Customer lists, net	483,736
Goodwill (restated)	1,166,611
Total intangibles (restated)		4,003,151
Total assets (Restated)		$13,833,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,638,752
Current portion of notes and obligations under capitalized leases	267,846
Billings in excess of revenues	228,430
Loans payable, bank	392,699
Total current liabilities		2,527,727
Obligations under capitalized leases, less current maturities		56,910
Convertible debenture		112,500
Total liabilities		2,697,137
Minority interest		99,752
Contingencies		—

Stockholders' equity:
Common stock, $.001 par value; 25,000,000 share authorized; 12,254,076 issued and outstanding	12,254
Additional paid-in-capital (restated)	43,119,861
Treasury stock	(27,197)
Accumulated deficit (restated)	(30,623,443)
Stock subscription receivable	(1,375,642)
Common stock to be issued	254,800
Other comprehensive loss	(323,619)
Total stockholders' equity (Restated)		11,037,014
Total liabilities and stockholders' equity (Restated)		$13,833,903

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net revenues	$2,723,227	$1,208,345	$4,781,532	$2,180,957
Cost of revenues	828,973	490,336	1,580,620	950,713
Gross profit	1,894,254	718,009	3,200,912	1,230,244

Operating expenses:
Selling and marketing	135,352	27,465	254,700	46,687
Depreciation and amortization	316,983	303,562	623,141	608,697
Settlement costs	43,200	100,000	43,200	100,000
Bad debt expense	—	41,188	—	93,506
Salaries and wages	447,984	278,909	795,221	594,449
Professional services, including non-cash compensation	140,971	84,288	255,305	239,702
General and adminstrative	292,751	361,446	570,266	748,484
Total operating expenses	1,377,241	1,196,858	2,541,833	2,431,525
Income (loss) from operations	517,013	(478,849)	659,079	(1,201,281)
Other income and (expenses)
Gain (Loss) on sale of assets	—	3,069	(620)	(33,919)
Beneficial conversion feature	(194,416)	(96,027)	(231,916)	(96,027)
Fair market value of warrants issued	(221,614)	—	(249,638)	—
Gain on forgiveness of debt	139,367	104,088	189,641	104,088
Interest expense	(108,425)	—	(130,000)	—
Other income and (expenses)	20,884	(48,819)	43,219	(85,392)
Total other expenses	(364,204)	(37,689)	(379,314)	(111,250)
Net income (loss) before minority interest in sub subsidiary	152,809	(516,538)	279,765	(1,312,531)
Minority interest in subsidiary	(809)	58,029	14,259	93,338
Net income (loss)	152,000	(458,509)	294,024	(1,219,193)
Other comprehensive (loss)/gain:
Translation adjustment	(89,720)	(27,419)	(173,409)	(107,207)
Comprehensive income (loss)	$62,280	$(485,928)	$120,615	$(1,326,400)

Net income (loss) per share:
Basic	$0.01	$(0.06)	$0.03	$(0.17)
Diluted	$0.01	$(0.06)	$0.02	$(0.17)

Weighted average number of shares outstanding
Basic	10,643,113	7,331,928	10,073,951	7,089,123
Diluted	13,455,875	7,331,928	12,760,805	7,089,123

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss) from continuing operations	$294,024	$(1,219,193)
Adjustments to reconcile net income (loss) to net cash
Used in operating activities:
Depreciation and amortization	762,688	608,697
Gain on settlement of debt	(189,641)	(104,088)
Loss on sale of assets	620	33,919
Minority interest in subsidiary	(14,259)	(93,338)
Stock issued for services	52,835	—
Stock issued for settlement costs		100,000
Fair market value of warrants and stock options granted	249,638	—
Beneficial conversion feature	231,916	96,027
Changes in operating assets and liabilities:
Increase in assets:
Accounts receivable	(727,132)	(14,785)
Other current assets	(1,397,331)	(977,161)
Decrease in liabilities:
Accounts payable and accrued expenses	(728,055)	(350,316)
Net cash used in operating activities	(1,464,697)	(1,920,238)
Cash flows from investing activities:
Purchases of property and equipment	(467,586)	(129,082)
Sales of property and equipment	86,988	143,462
Purchases of certificates of deposit	(550,000)	(1,220,221)
Proceeds from sale of certificates of deposit	391,403	1,000,000
Increase in intangible assets - development costs	(299,479)	(66,855)
Capital investments in minority interest of subsidiary	287,797	10,000
Proceeeds from sale of minority interest of subsidiary	—	200,000
Net cash used in investing activities	(550,877)	(62,696)
Cash flows from financing activities:
Proceeds from sale of common stock	1,512,000	1,102,049
Proceeds from the exercise of stock options	343,900	814,350
Purchase of treasury shares	(51,704)	—
Proceeds from loans	5,994	800,000
Payments on capital lease obligations & loans	(236,597)	(376,489)
Net cash provided by financing activities	1,573,593	2,339,910
Effect of exchange rate changes in cash	58,930	(14,260)
Net (decrease) increase in cash and cash equivalents	(383,051)	342,716
Cash and cash equivalents, beginning of period	871,161	214,490
Cash and cash equivalents, end of period	$488,110	$557,206

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2004	2003
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$50,749	$47,911
Taxes	$14,083	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued expenses and accounts payable	$42,808	$—
Common stock issued for conversion of convertible debenture	$1,050,000	$—
Common stock issued for settlement of debt	$45,965	$—
Common stock issued for legal settlement	$—	$100,000
Common stock issued for conversion of note payable	$—	$500,000
Common stock issued for acquisition of product license	$—	$166,860

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements..

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

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended December 31, 2004	Net Income	Shares	Per Share
Basic earnings per share:	$152,000	10,643,113	$0.01
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,995,981
Warrants		816,781
Diluted earnings per share	$152,000	13,455,875	$0.01

For the six months ended December 31, 2004	Net Income	Shares	Per Share
Basic earnings per share:	$294,024	10,073,951	$0.03
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,924,129
Warrants		762,725
Diluted earnings per share	$294,024	12,760,805	$0.02

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

NOTE 7 - DEBTS

NOTES PAYABLE

Notes payable as of December 31, 2004 consist of the following:

Name	Balance at 12/31/04	Current Maturities	Long-Term Maturities
H. Smith Settlement	168,321	168,321	—
A. Zaman Settlement	21,300	21,300	—
First Funding	3,217	3,217
Subsidiary note	5,229	5,229
Subsidiary capital leases	69,779	69,779	—
	267,846	267,846	—

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

In addition, the Company received $62,000 as payment on stock subscriptions receivable during the six months ended December 31, 2004.

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

Stock Options Exercised

During the quarter ended December 31, 2004, the Company issued 742,777 shares of its common stock for the exercise of options. The Company received $343,900 in cash from the exercise of these options and recorded “Stock Subscription Receivable” in the amount of $795,083.

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

During the quarter ended September 30, 2004, the Company received a payment of $20,000 on the receivable. In addition, $18,750 of accrued salaries for the CFO and Chairman was applied against the receivable. The balance at September 30, 2004 was $458,809.

During the quarter ended December 31, 2004, the Company recorded receivables from options exercises of $905,083 and received payments of $110,000. The Company also recorded receivables from purchase agreements $182,000 and received payments of $24,000. In addition, $6,250 of accrued salaries for the CFO and Chairman was applied against the receivable. Also during the quarter, a purchaser decided not to complete the agreed purchase and therefore 20,000 shares were cancelled and the related value of $30,000 was reversed from the receivable account. The balance at December 31, 2004 was $1,375,642.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the six months ended December 31, 2004:

	Options	Exercise Price	Warrants	Exercise Price
Outstanding and exercisable, June 30, 2004	1,862,277	$0.75 to $5.00	693,182	$0.50 to $5.00
Granted	498,500	$1.14 to $1.30	282,260	$3.30
Exercised	(742,777)	$0.75 to $2.21	—	—
Expired	(10,000)	$1.00	—
Outstanding and exercisable, Dec. 31, 2004	1,608,000		975,442

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for year ended December 31, 2004 as follows:

Net income - as reported	$294,024

Stock-based employee compensation expense, included in reported net loss, net of tax	—

Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(313,195)

Pro forma net loss	$(19,171)

Earnings per share:
Basic, as reported	0.03
Diluted, as reported	0.02

Basic, pro forma	(0.00)
Diluted, pro forma	(0.00)

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

Product licenses and customer lists were comprised of the following as of December 31, 2004:

	Product Licenses	Customer Lists	Total
Intangible asset - June 30, 2004	$5,450,357	$1,977,877	$7,428,234
Additions	260,553	—	260,553
Effect of translation adjustment	(3,670)		(3,670)
Accumulated amortization	(3,354,436)	(1,494,141)	(4,848,577)
Net balance - Dec. 31, 2004	$2,352,804	$483,736	$2,836,540

Amortization expense:
Six months ended Dec. 31, 2004	$395,675	$157,832	$553,507
Six months ended Dec. 31, 2003	$398,449	$157,832	$556,281

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09	TOTAL
Product Licences	356,748	713,498	33,372	33,372	7,612	1,144,602
Customer Lists	157,834	276,326	44,076	5,500	—	483,736
	514,582	989,824	77,448	38,872	7,612	1,628,338

There were no impairments of the goodwill asset in the six months ended December 31, 2004 and 2003.

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

NOTE 11 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the six months ended December 31:

	2004	2003
	(Restated)	(Restated)
Revenues from unaffiliated customers:
North America	$274,119	$207,500
International	4,507,413	1,973,457
Consolidated	$4,781,532	$2,180,957

Operating income (loss):
North America	$(1,189,824)	$(1,503,783)
International	1,848,903	302,502
Consolidated	$659,079	$(1,201,281)

Identifiable assets:
North America	$3,649,517	$4,661,446
International	10,184,386	5,175,774
Consolidated	$13,833,903	$9,837,220

Depreciation and amortization:
North America	$530,425	$526,188
International	92,716	82,509
Consolidated	$623,141	$608,697

Capital expenditures:
North America	$—	$27,073
International	467,586	102,009
Consolidated	$467,586	$129,082

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

NOTE 14 - GAIN ON SETTLEMENT OF DEBT

In September 2004, the Company transferred 24,004 of its treasury shares valued at $45,965 to Brobeck Phleger & Harrison, Llp, in exchange of debt, as part of a settlement agreement . The Company recorded a gain of $8,285 on the settlement.

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

During the quarter ended December 31, 2004, a former officer of Abraxas, the Company’s Australian subsidiary, agreed to forgive amounts accrued to him for long-term service leave prior to the Company’s acquisition in 1999. The amounts accrued were during the period of 1984 to 1999. As a result, the Company recorded a gain on forgiveness of debt of $107,190.

NOTE 15 - SUBSEQUENT EVENTS

On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition is projected to close February 22, 2005. CQ Systems’ business model complements the Company’s growth strategy. CQ Systems’ product offering is synergistic to that of the Company, as it has an established and balanced mix of recurring revenue flow form the European marketplace, and a strong foothold with a comparable target audience. The Company believes the acquisition will facilitate considerable growth within the European marketplace as the Company blend and expands the product offering by leveraging the Company's offshore technology infrastructure to contain costs and improve margins.

According to the terms of the Share Purchase Agreement, the Company will acquire 100% of the issued and outstanding shares of CQ from CQ’s current shareholders, whose identity is set forth in the Share Purchase Agreement (the “CQ Shareholders”) at the completion date in exchange for a purchase price consisting of: a) 50.1% of CQ’s total gross revenue for the twelve month period ending March 31, 2005 after an adjustment for any extraordinary revenue, i.e. non-trading revenue (“LTM Revenue”) multiplied by 1.3 payable: (i) 50% in shares of restricted common stock of the Company at a per share cost basis of $2.313 and as adjusted by the exchange rate of U.S. Dollar to British Pound (at the spot rate for the purchase of sterling with U.S. dollars certified by NatWest Bank plc as prevailing at or about 11:00 a.m.) on January 19, 2005 and, (ii) 50% in cash; and b) 49.9% of CQ’s LTM Revenue for the period ending March 31, 2006 multiplied by 1.3 payable, at the Company’s discretion: (i) wholly in cash; or (ii) on the same basis and on the same terms as the initial payment provided, however that the cost basis of the Company’s common stock shall be based on the 20 day volume weighted average of the Company’s shares of common stock as traded on NASDAQ 20 days prior to March 31, 2005 and, provided that under no circumstances shall the total number of shares of common stock issued to the CQ Shareholders exceed 19% of the issued and outstanding shares of common stock, less treasury shares, of the Company at January 19, 2005.

The estimated purchase price is £3,576,335 or $6,677,051, of which one-half is due at closing payable in cash and stock and the other half is due in one-year. On the closing date, $1.7 million was paid and 681,965 shares were issued to the shareholders of CQ. The purchase price has been allocated as follows:

Amortizable intangible assets	$6,498,916
Net tangible assets	938,786
Goodwill	2,239,349
Total	6,677,051

NOTE 16- RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the six months ended December 31, 2004 and 2003, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of goodwill was over-recorded and classified as amortization expense.

The Company has restated its financial statements for these adjustments as of December 31, 2004 and 2003.

The effect of the correction of the error is as follows:

	AS PREVIOUSLY REPORTED	AS RESTATED	AS PREVIOUSLY REPORTED	AS RESTATED

BALANCE SHEET
	As of December 31, 2004
Assets:
Goodwill	$723,928	$1,166,611
Total intangibles	$3,560,468	$4,003,151
Total assets	$13,391,220	$13,833,903

Stockholder's Equity:
Additional paid-in capital	$43,350,274	$43,119,861
Accumulated deficit	$(31,296,539)	$(30,623,443)
Total stockholder's equity	$10,594,331	$11,037,014

STATEMENT OF OPERATIONS:
	For the six months ended December 31, 2004		For the six months ended December 31, 2003

Depreciation and amortization	$838,473	$623,141	$824,029	$608,697
Total operating expenses	$2,757,165	$2,541,833	$2,646,857	$2,431,525

Income (loss) from operations	$443,747	$659,079	$(1,416,613)	$(1,201,281)
Net income (loss)	$78,692	$294,024	$(1,434,525)	$(1,219,193)

Net income (loss) per share:
Basic	$0.01	$0.03	$(0.20)	$(0.17)
Diluted	$0.01	$0.02	$(0.20)	$(0.17)

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

With these goals in mind, the Company entered in to the following significant and new strategic alliances and relationships:

CQ Systems Ltd. On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition is projected to close during the first quarter of 2005. CQ Systems’ business model complements the Company’s growth strategy. CQ Systems’ product offering is synergistic to that of the Company, as it has an established and balanced mix of recurring revenue flow form the European marketplace, and a strong foothold with a comparable target audience. The Company believes the acquisition will facilitate considerable growth within the European marketplace as we blend and expand our product offering by leveraging our offshore technology infrastructure to contain costs and improve margins.

TiG Joint Venture. In December 2004, NetSol forged a new and a strategic relationship with a UK based public company TIG Plc. A new Joint Venture was signed by the two companies to create a new company, TiG NetSol Pvt Ltd., with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The creation of this joint venture would provide new revenues for NetSol as TiG plans to outsource the development load to NetSol through this joint venture. According to recent figures of TiG, they have approximate revenue of over $120 million of which approximately $50 million of that revenue is generated from technology business. Both companies anticipate a significant size of TiG’s technology business to be outsourced to NetSol’s offshore development facility in the next few years. Both companies, according to this agreement, would invest a total of $1 million or $500, 000 each in next few months for infrastructure, dedicated personnel and system in the NetSol IT campus in Lahore. At least two floors in the campus are being dedicated for this partnership in Lahore..

LeaseSoft Distributors. NetSol is also very active in appointing key distributors in South East Asia and in Europe for its LeaseSoft products. As soon we have signed these agreements, the shareholders will be notified through press releases.

DaimlerChrysler. NetSol signed a global frame agreement with DaimlerChrysler, Germany for LeaseSoft products and services that now expands the marketing reach to over 60 countries. DaimlerChrysler as a group represent the largest customers for NetSol. Since the signing of global frame agreement in summer 2004, NetSol has sold a few new Leasesoft licences to some new markets and new customers such as Toyota Leasing Thailand and Mauritius Commercial Bank. The pipeline for new sales of Lease soft is very healthy in all these markets

Intel Corporation. NetSol forged what management believes to be a very important and strategic alliance with Intel Corporation to develop a blueprint that would give broader exposure and introduction to NetSol’s LeaseSoft products to a global market. NetSol recently attended major events in China and in San Francisco through its Intel relationship, which was designed to connect and introduce the Company to Intel partners worldwide.

Investment Banking Relations. The relationship with Maxim Group, LLC, NetSol’s investment banker located in New York, continues to grow as the bank has effectively raised new capital and has been assisting the Company in executing its M&A and growth strategy. NetSol UK, the Company’s wholly owned United Kingdom subsidiary, has engaged The Alta Group, a local mergers and acquisition company to assist it in identifying opportunities in the European markets.

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

•
As announced in January, a significant initiative NetSol would list its key subsidiary in Pakistan on the KSE. This IPO is expected to generate approximately $6.million from a most bullish and merging market. This would strengthen the net assets of NetSol as a whole and would provide sizable new capital for growth and strategic new initiatives.

•	Infuse new capital from potential exercise of outstanding investor warrants and employees options for business development and enhancement of infrastructures.

•	NetSol has engaged Westrock Advisors LLC, in New York for new investor relations and company coverage. Just recently they initiated and distributed research coverage of NetSol with a ‘buy’ rating.

Improving the Bottom Line.

•	Continue to review costs at every level and take appropriate steps to further reduce operating overheads.

•	Discontinue any programs, projects or offices that are not producing desirable and positive results

•	Consistently improving quality standards and work to achieve CMMi Level 5 standard by sometime in 2006

•	Grow process automation.

•	Profit Centric Management Incentives.

•	More local empowerment and P&L Ownership in each Country Office.

•	Improve productivity at the development facility and business development activities.

•	Cost efficient management of every operation and continue further consolidation to improve bottom line.

•	Improve prices of all our product offerings, yet maintain the competitiveness. This will further improve gross margins across the board.

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

Operating expenses were $1,377,241 for the quarter ending December 31, 2004 as compared to $1,196,858, for the corresponding period last year. The increase is selling and marketing expenses and salaries is due to the expansion of our selling efforts. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $316,983 and $303,562 for the quarter ended December 31, 2004 and 2003, respectively. Combined salaries and wage costs were $447,984 and $278,909 for the comparable periods, respectively, or an increase of $169,075 from the corresponding period last year.

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

Income from operations was $517,013 compared to a loss of $478,849 for the quarters ended December 31, 2004 and 2003, respectively. This represents a decrease of $995,862 for the quarter compared with the comparable period in the prior year. This is directly due to reduction of operational expenses and improved gross margins.

Net income was $152,000 compared to net losses of $458,509 for the quarters ended December 31, 2004 and 2003, respectively. This is an increase of 108% compared to the prior year. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $(809) compared to $58,029. During the current quarter, the Company also recognized an expense of $194,416 for the beneficial conversion feature on convertible debentures, an expense of $221,614 for the fair market value of warrants issued and a gain of $139,367 from the settlement of a debt. Net income per share, basic and diluted, was $0.01 for the quarter ended December 31, 2004 as compared with a loss per share of $0.06 for the corresponding period last year.

The net EBITDA income was $468,983 compared to loss of $154,947 after amortization and depreciation charges of $316,983 and $303,562 respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

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

Operating expenses were $2,541,833 for the six-month period ending December 31, 2004 as compared to $2,431,525, for the corresponding period last fiscal year for an increase of $110,308. The increase is mainly due to the increased sales activities of the Company. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $623,141 and $608,697 for the six-month period ended December 31, 2004 and December 31, 2003, respectively. Combined salaries and wage costs were $795,221 and $594,449 for the six month period ended December 31, 2004 and 2003, respectively, or an increase of $200,772 from the corresponding period last year.

Selling and marketing expenses increased to $254,700 in the six-month period ended December 31, 2004 as compared to $46,687 in the six-month period ended December 31, 2003. This reflects the Company’s expanding sales and marketing efforts. The Company wrote-off as uncollectible bad debts of $0 and $93,506 for the six months ended December 31, 2004 and 2003, respectively. Professional services expense increased to $255,305 in the six-month period ended December 31, 2004, from $239,702 in the corresponding period last year.

Income from continued operations was $659,079 compared to loss of $1,201,281 for the six months ended December 31, 2004 and 2003, respectively. This represents an increase of $1,860,360 for the six-month period compared to the prior year. This is directly due to reduction of operational expenses and improved gross margins.

Net income was $294,024 for the six months ended December 31, 2004 compared to net loss of $1,219,193 for the six months ended December 31, 2003. This is an increase of 124% compared to the prior year. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $14,259compared to $93,338. During the current six months, the Company also recognized an expense of $231,916 for the beneficial conversion feature on convertible debentures, an expense of $249,638 for the fair market value of warrants issued and a gain of $189,641 from the settlement of a debt. Net income per share was $0.03, basic and $0.02 diluted, for the six months ended December 31, 2004 as compared with a loss per share of $0.17 for the corresponding period last year.

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

Net cash used by investing activities amounted to $550,877 for the six months ended December 31, 2004, as compared to $62,696 for the comparable period last fiscal year. The difference lies primarily in the purchase of property and equipment during the current fiscal year. The Company had net purchases of property and equipment of $380,598 compared to net sales of $14,380 for the comparable period last fiscal year. During the current fiscal year, an additional $287,797 was infused into the Company’s minority interest in the Company’s subsidiary NetSol Connect.

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

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, the Board of directors, among other actions, has formed a Nominating and Corporate Governance Committee comprised of members of the board of directors. This committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures. The audit committee is charged with reviewing our periodic reports and other public disclosures.

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

Item 2. Changes in Securities.

In the quarter ended December 31, 2004, sixteen holders of $900,000 in convertible debentures converted their notes into 483,873shares of the Company’s common stock.

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