Form 10QSB
period 2005-03-31
NETSOL TECHNOLOGIES INC
filed 2005-05-10
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

The issuer had 13,467,547 shares of its $.001 par value Common Stock issued and outstanding as of May 6, 2005.

Transitional Small Business Disclosure Format (check one)

Yes ☐ No ☒

NETSOL TECHNOLOGIES, INC.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — MARCH 31, 2005
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$1,596,031
Certificates of deposit	1,083,450
Accounts receivable, net of allowance for doubtful accounts of $80,000	3,699,180
Revenues in excess of billings	1,914,242
Other current assets	1,207,016
Total current assets		9,499,919
Property and equipment, net of accumulated depreciation		4,809,751
Intangibles:
Product licenses, renewals, enhancedments, copyrights,
trademarks, and tradenames, net	4,658,299
Customer lists, net	1,699,752
Goodwill	3,404,886
Total intangibles		9,762,937
Total assets		$24,072,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,729,779
Current portion of notes and obligations under capitalized leases	4,814,463
Billings in excess of revenues	218,200
Loans payable, bank	463,241
Total current liabilities		8,225,683
Obligations under capitalized leases, less current maturities		161,122
Convertible debenture		120,000
Total liabilities		8,506,805
Minority interest		379,752
Contingencies		--

Stockholders' equity:
Common stock, $.001 par value; 45,000,000 share authorized;
13,225,937 issued and outstanding	13,226
Additional paid-in-capital	46,817,522
Treasury stock	(27,197)
Accumulated deficit	(30,488,248)
Stock subscription receivable	(1,328,142)
Common stock to be issued	533,760
Other comprehensive loss	(334,871)
Total stockholders' equity		15,186,050
Total liabilities and stockholders' equity		$24,072,607

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
		(restated)		(restated)
Net revenues	$3,190,918	$1,700,774	$7,972,450	$3,881,731
Cost of revenues	1,342,216	694,823	2,943,871	1,645,536
Gross profit	1,848,702	1,005,951	5,028,579	2,236,195

Operating expenses:
Selling and marketing	219,399	49,690	474,099	96,377
Depreciation and amortization	384,649	294,486	986,755	903,182
Settlement costs	--	22,500	43,200	122,500
Bad debt expense	--	59,821	--	153,327
Salaries and wages	453,226	408,840	1,248,447	1,003,289
Professional services, including non-cash
compensation	112,830	70,701	368,135	310,403
General and adminstrative	462,421	490,936	1,032,687	1,239,420
Total operating expenses	1,632,525	1,396,974	4,153,323	3,828,498
Income (loss) from operations	216,177	(391,023)	875,256	(1,592,303)
Other income and (expenses)
Gain (Loss) on sale of assets	--	160	(620)	(33,759)
Beneficial conversion feature	(7,500)	(3,323)	(239,416)	(99,350)
Fair market value of warrants issued	--	--	(249,638)	--
Gain on forgiveness of debt	49,865	99,146	239,506	203,234
Interest expense	(47,356)	(27,779)	(177,356)	(117,368)
Other income and (expenses)	(45,998)	(44,115)	(2,779)	(39,918)
Total other expenses	(50,989)	24,089	(430,303)	(87,161)
Net income (loss) before minority interest in sub subsidiary	165,188	(366,934)	444,953	(1,679,464)
Minority interest in subsidiary	(29,994)	71,049	(15,735)	164,387
Net income (loss)	135,194	(295,885)	429,218	(1,515,077)
Other comprehensive (loss)/gain:
Translation adjustment	(11,252)	(53,590)	(184,661)	(160,797)
Comprehensive income (loss)	$123,942	$(349,475)	$244,557	$(1,675,874)

Net income (loss) per share:
Basic	$0.01	$(0.04)	$0.04	$(0.18)
Diluted	$0.01	$(0.04)	$0.03	$(0.18)

Weighted average number of shares outstanding
Basic	12,704,226	7,475,148	10,937,910	8,255,680
Diluted	15,642,430	7,475,148	13,750,980	8,255,680

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss) from continuing operations	$429,218	$(1,515,077)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,258,891	903,182
Gain on settlement of debt	(239,506)	(203,234)
Loss on sale of assets	620	33,759
Minority interest in subsidiary	15,735	(164,387)
Stock issued for services	89,065	--
Stock issued for settlement costs		135,133
Fair market value of warrants granted	249,638	--
Beneficial conversion feature	239,416	99,350
Changes in operating assets and liabilities:
Increase in assets:
Accounts receivable	(2,568,139)	(356,198)
Other current assets	(1,718,519)	(1,829,243)
Decrease in liabilities:
Accounts payable and accrued expenses	394,862	(428,800)
Net cash used in operating activities	(1,848,719)	(3,325,515)
Cash flows from investing activities:
Purchases of property and equipment	(804,115)	(372,594)
Sales of property and equipment	86,988	194,004
Purchases of certificates of deposit	(550,000)	(2,170,047)
Proceeds from sale of certificates of deposit	891,403	1,350,000
Increase in intangible assets	(6,310,224)	(66,855)
Capital investments in minority interest of subsidiary	537,803	10,000
Proceeeds from sale of minority interest of subsidiary	--	200,000
Cash brought in at acquisition	145,297	--
Net cash used in investing activities	(6,002,848)	(855,492)
Cash flows from financing activities:
Proceeds from sale of common stock	1,512,000	1,102,049
Proceeds from the exercise of stock options and warrants	999,224	1,215,575
Capital contributed from sale of subsidary stock	1,589,974	--
Purchase of treasury shares	(51,704)	--
Proceeds from convertible debenture	--	1,200,000
Proceeds from loans	4,856,860	1,067,000
Payments on capital lease obligations & loans	(366,092)	(198,874)
Net cash provided by financing activities	8,540,262	4,385,750
Effect of exchange rate changes in cash	36,175	29,814
Net (decrease) increase in cash and cash equivalents	724,870	234,557
Cash and cash equivalents, beginning of period	871,161	214,490
Cash and cash equivalents, end of period	$1,596,031	$449,047

See accompanying notes to consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$92,631	$75,690
Taxes	$72,870	$54,644

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services and compensation	$141,010	$--
Common stock issued for accrued expenses and accounts payable	$31,968	$--
Common stock issued for conversion of convertible debenture	$1,050,000	$--
Common stock issued for settlement of debt	$45,965	$209,200
Common stock issued for legal settlement	$--	$135,133
Common stock issued for conversion of note payable	$--	$850,000
Common stock issued for acquisition of product license	$91,600	$166,860
Common stock issued for acquisition of subsidiary	$1,676,795	$--

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s amended annual report on Form 10-KSB/A for the year ended June 30, 2004. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (PVT), Ltd. (“PK Tech”), NetSol (PVT), Limited (“PK Private”), NetSol Abraxas Australia Pty Ltd. (“NetSol Abraxas”), NetSol USA, NetSol Technologies UK, Ltd. (“NetSol UK”), and CQ Systems Ltd.(“CQ Systems”), as well as the subsidiaries in which the Company owns a controlling percentage, NetSol CONNECT (PVT), Ltd. (now, NetSol Akhter Pvt. Ltd.) (“Connect”), and TiG-NetSol (Pvt) Ltd. (“NetSol-TiG”). All material inter-company accounts have been eliminated in consolidation.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended March 31, 2005	Net Income	Shares	Per Share

Basic earnings per share:	$135,194	12,704,226	$0.01
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,880,175
Warrants		1,058,029
Diluted earnings per share	$135,194	15,642,430	$0.01

For the nine months ended March 31, 2005	Net Income	Shares	Per Share

Basic earnings per share:	$429,218	10,937,910	$0.04
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,981,309
Warrants		831,761
Diluted earnings per share	$429,218	13,750,980	$0.03

Weighted average number of shares used to compute basic and diluted loss per share is the same in the financial statements for the period ended March 31, 2004, since the effect of dilutive securities is anti-dilutive.

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd., and CQ Systems use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited, ,NetSol Connect PVT, Ltd., and NetSol-TiG use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol USA, Inc., use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $334,871 at March 31, 2005 are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the nine months ended March 31, 2005 and 2004, comprehensive loss in the consolidated statements of operation included translation loss of $184,661and $160,797, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2005:

Prepaid Expenses	$673,888
Advance Income Tax	112,625
Employee Advances	72,497
Security Deposits	27,912
Other Receivables	320,094
Total	$1,207,016

In August 2004, the Company entered into a two-year consulting agreement with a non-related third party whereby the Company agreed to pay the consultant a total of 100,000 shares of its common stock valued at $111,920. This has been recorded as a prepaid expense and is being amortized over the life of the service agreement. During the nine months ended March 31, 2005, $34,975 was expensed.

NOTE 7 - DEBTS

NOTES PAYABLE

Notes payable as of March 31, 2005 consist of the following:

	Balance at	Current	Long-Term
Name	3/31/05	Maturities	Maturities

H. Smith Settlement	143,321	143,321	--
A. Zaman Settlement	16,300	16,300	--
First Funding	1,415	1,415	--
D&O Insurance	86,326	86,326	--
Noon Group	506,351	506,351	--
Gulf Crown	253,176	253,176	--
Dr. Omar Atiq	304,195	304,195	--
CQ Systems Shareholders	3,353,587	3,353,587	--
Subsidiary Capital Leases	149,792	149,792	--
	4,814,463	4,814,463	--

In November 2002, the Company signed a settlement agreement with Herbert Smith for £171,733 or approximately $248,871, including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. The balance owing at June 30, 2004 was $199,321. During the nine months ended March 31, 2005, the Company paid $56,000. The balance owing at March 31, 2005 was $143,321. The entire balance has been classified as current and is included in “Current maturities of notes and obligations under capitalized leases” in the accompanying consolidated financial statements. In April 2005, an agreement was reached with Herbert Smith whereby they accepted $135,000 as payment in full, including the $25,000 paid in March 2005. The balance of $110,000 is due by May 2, 2005

In June 2002, the Company signed a settlement agreement with a former employee for payment of past services rendered. The Company agreed to pay the employee a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2004 was $26,300. During the nine months ended March 31, 2005, the Company paid $10,000. The entire balance has been classified as a current liability in the accompanying consolidated financials statements.

In January 2005, the Company renewed its director’s and officer liability insurance for which the annual premium is $138,050. In February 2005, the Company arranged financing with AFCO Credit Corporation with a down payment of $27,610 with the balance to be paid in monthly installments. The balance owing as of March 31, 2005 was $86,326.

In October 2004, the Company renewed its professional liability insurance for which the annual premium is $5,944. The Company has arranged for financing with the insurance company with a down payment of $1,853 and nine monthly payment of $480 each. During the six months ended March 31, 2005, the Company paid $4,529. The balance owing at March 31, 2005 was $1,415 and is classified as a current liability in the accompanying consolidated financials statements.

In February 2005, the Company received a loan from a current shareholder Sir Gulam Noon in the amount of $500,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the three months ended March 31, 2005, $6,351 of accrued interest was recorded for this loan.

In February 2005, the Company received a loan from Gulf Crown Investments in the amount of $250,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the three months ended March 31, 2005, $6,351 of accrued interest was recorded for this loan.

In February 2005, the Company received a loan from a current shareholder Dr. Omar Atiq in the amount of $300,000. The note carries an interest rate of 12% per annum and is due on April 4, 2005. The maturity date of the loan may be extended at the option of the holder. During the three months ended March 31, 2005, $4,195 of accrued interest was recorded for this loan.

In February 2005, in connection with the purchase of CQ Systems (see Note 15), the Company recorded a loan in the amount of £1,784,108 or $3,353,587 for the balance due to the shareholders of CQ Systems. The note doesn’t bear any interest.

In addition, the various subsidiaries had current maturities of capital leases of $149,792 as of March 31, 2005.

BANK NOTE

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has three loans with a bank, secured by the Company’s assets. These notes consist of the following as of March 31, 2005:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	4%	$243,697
Term Loan	April 20, 2005	10%	4,202
Line of Credit	On Demand	8%	215,342
Total			$463,241

NOTE 8 - STOCKHOLDERS’ EQUITY:

EQUITY TRANSACTIONS

Private Placements

In August 2004, the Company received $200,000 for the purchase of 190,476 shares of the Company’s common stock. In November 2004, the stock was issued to the purchasing parties.

During the quarter ended December 31, 2004, the Company sold 1,217,143 shares of its common stock for $1,268,000 in a private placement agreement.

In addition, the Company received $62,000 as payment on stock subscriptions receivable during the nine months ended March 31, 2005.

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

During the quarter ended March 31, 2005, the Company issued 15,972 shares for services rendered valued at $22,240. In addition, 3,762 shares were issued for accrued expenses valued at $6,000.

Stock Options and Warrants Exercised

During the quarter ended December 31, 2004, the Company issued 742,777 shares of its common stock for the exercise of options, valued at $1,138,240. The Company received $343,900 in cash from the exercise of these options and recorded “Stock Subscription Receivable” in the amount of $795,083.

During the quarter ended March 31, 2005, the Company issued 230,000 shares of its common stock for the exercise of options valued at $317,500. The Company received $42,500 in cash from the exercise of these options and recorded “Stock Subscription Receivable” in the amount of $275,000.

During the quarter ended March 31, 2005, the Company issued 20,162 shares of its common stock for the exercise of warrants valued at $40,324.

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

Issuance of Shares for Purchase of Subsidiary and Product License

In January 2005, certain milestones, set forth in the purchase and sale agreement by and between the Company and the former owners, were met in the development of the Pearl Treasury system acquired in October 2003. As such, the former owners of the product license were due an additional 40,000 shares of the Company’s common stock. 20,000 shares were issued valued at $45,800 and the remaining 20,000 shares were recorded as “Shares to be issued”. The Company recorded an addition to the product licenses in the amount of $91,600.

In February 2005, the Company completed the acquisition of CQ Systems, (See Note 15). As part of this agreement, the Company issued 681,965 shares of its common stock valued at $1,676,795 to the shareholders of CQ Systems.

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

During the quarter ended December 31, 2004, the Company recorded receivables from options exercises of $905,083 and received payments of $110,000. The Company also recorded receivables from purchase agreements $182,000 and received payments of $24,000. In addition, $6,250 of accrued salary of the CFO and Chairman was applied against the receivable. Also during the quarter, a purchaser (consultant) decided not to complete the agreed purchase and therefore 20,000 shares were cancelled and the related value of $30,000 was reversed from the receivable account. The balance at December 31, 2004 was $1,375,642.

During the quarter ended March 31, 2005, the Company recorded receivables from options exercises of $275,000 and received payments of $322,500. The balance at March 31, 2005 was $1,328,142.

Subsidiary Stock Issued on Foreign Exchange

During the quarter ended March 31, 2005, the Company’s wholly-owned subsidiary, NetSol Technologies (PVT), Ltd. (“PK Tech”) began the process of listing its stock in an Initial Public Offering (“IPO”) on the Karachi Stock Exchange in Pakistan. The process consisted of a private equity raise and will conclude with an offering to the public in Pakistan. As a result of the private equity raise, the Company has recorded as an additional paid-in capital of $1,589,974 the accompanying consolidated financial statements.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the nine months ended March 31, 2005:

		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding and exercisable, June 30, 2004	1,862,277	$0.75 to $5.00	693,182	$0.50 to $5.00
Granted	714,000	$1.14 to $1.30	282,260	$3.30
Exercised	(972,277)	$0.75 to $2.21	(20,162)	--
Expired	(10,000)	$1.00	--
Outstanding and exercisable, March 31, 2005	1,594,000		955,280

There were no options granted or exercised during the quarter ended September 30, 2004 and March 31, 2005.

During the quarter ended December 31, 2004, 714,000 options were granted to employees of the company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. No expense was recorded for the granting of these options.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for year ended March 31, 2005 as follows:

Net income - as reported	$429,218
Stock-based employee compensation expense,
included in reported net loss, net of tax	--

Total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(313,195)
Pro forma net gain	$116,023

Earnings per share:
Basic, as reported	0.04
Diluted, as reported	0.03

Basic, pro forma	0.01
Diluted, pro forma	0.01

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

There were no conversions during the quarter ended March 31, 2005.

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

Product licenses and customer lists were comprised of the following as of March 31, 2005:

	Product Licenses	Customer Lists	Total

Intangible asset - June 30, 2004	$5,450,357	$1,977,877	$7,428,234
Additions	2,779,835	1,316,880	4,096,715
Effect of translation adjustment	2,023		2,023
Accumulated amortization	(3,573,916)	(1,595,005)	(5,168,921)
Net balance - March 31, 2005	$4,658,299	$1,699,752	$6,358,051

Amortization expense:
Nine months ended March 31, 2005	$645,942	$258,696	$904,638
Nine months ended March 31, 2004	$588,174	$236,748	$824,922

The above amortization expense includes amounts in Cost of Goods Sold for capitalized software development costs.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09	TOTAL

Product Licences	$292,533	$1,170,134	$490,008	$490,008	$482,572	$2,925,255
Customer Lists	144,761	539,702	307,452	268,876	263,376	1,524,167
	$437,294	$1,709,836	$797,460	$758,884	$745,948	$4,449,422

There were no impairments of the goodwill asset in the nine months ended March 31, 2005 and 2004.

NOTE 10 - LITIGATION:

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

NOTE 11 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the nine months ended March 31:

	2005	2004
Revenues from unaffiliated customers:		(restated)
North America	$295,725	$481,868
International	7,676,725	3,399,863
Consolidated	$7,972,450	$3,881,731

Operating income (loss):
North America	$(1,932,368)	$(2,249,802)
International	2,807,624	657,499
Consolidated	$875,256	$(1,592,303)

Identifiable assets:
North America	$8,830,897	$5,285,747
International	15,241,710	5,819,100
Consolidated	$24,072,607	$11,104,847

Depreciation and amortization:
North America	$860,330	$796,791
International	166,439	106,391
Consolidated	$1,026,769	$903,182

Capital expenditures:
North America	$--	$48,660
International	624,703	323,934
Consolidated	$624,703	$372,594

NOTE 12 - MINORITY INTEREST IN SUBSIDIARY

NetSol Connect:

In August 2003, the Company entered into an agreement with United Kingdom based Akhter Group PLC (“Akhter”). Under the terms of the agreement, Akhter Group acquired 49.9 percent of the Company’s subsidiary; Pakistan based NetSol Connect PVT Ltd. (“Connect”), an Internet service provider (“ISP”), in Pakistan through the issuance of additional Connect shares. As part of this Agreement, Connect changed its name to NetSol Akhter. The partnership with Akhter Computers is designed to rollout connectivity and wireless services to the Pakistani national market. On signing of this Agreement, the Shareholders agreed to make the following investment in the Company against issuance of shares of Connect.

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

For the nine months ended March 31, 2004, the subsidiary had net losses of $23,576, of which $11,764 was recorded against the minority interest. The balance of the minority interest at March 31, 2005 was $102,246.

NetSol-TiG:

In December 2004, NetSol forged a new and a strategic relationship with a UK based public company TIG Plc. A new Joint Venture was signed by the two companies to create a new company, TiG NetSol Pvt Ltd. (“NetSol-TiG”), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The agreement anticipates TiG’s technology business to be outsourced to NetSol’s offshore development facility. Both companies, according to this agreement, would invest a total of $1 million or $500,000 each in next few months for infrastructure, dedicated personnel and systems in the NetSol IT campus in Lahore.

During the quarter ended March 31, 2005, the Company invested $255,255 and TiG invested $250,006 and the new subsidiary began operations.

For the three months ended March 31, 2005, the subsidiary had net income of $55,110, of which $27,500 was recorded against the minority interest. The balance of the minority interest at March 31, 2005 was $277,506.

NOTE 13 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors to acquire Series A Convertible Debentures (the “Bridge Loan”) whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $300,000. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. During the nine months ended March 31, 2005, the Company amortized $232,500. The unamortized balance at March 31, 2005was $30,000

During the nine months ended March 31, 2005, nineteen of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $1,050,000 and the Company issued 564,519 shares of its common stock to the note holders. The net balance at March 31, 2005, was $120,000.

Under the terms of the Bridge Loan agreements, and supplements thereto, the debentures bear interest at the rate of 10% per annum, payable on a quarterly basis in common stock or cash at the election of the Company. The maturity date is 24 months from the date of signing, or March 26, 2006. The debentures are to be converted at the rate of $1.86 and are automatically convertible as of August 6, 2004. The Company recorded interest expense on the debentures in the amount of $84,726.

In addition, each debenture holder is entitled to receive at the time of conversion warrants equal to one-half of the total number of shares issued. The total number of warrants that may be granted is 322,582. The warrants expire in five years and have an exercise price of $3.30 per share. The fair value of the warrants will be calculated and recorded using the Black-Scholes method at the time of granting, when the debenture is converted. During the nine months ended March 31, 2005, nineteen debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 282,260 common shares were issued to the note holders. (See note 8) The warrants were valued using the fair value method at $249,638 the expense was recorded in the accompanying consolidated financial statements.

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

In February 2005, the Company reached an agreement with a former vendor to settle amounts owing. The vendor agreed to accept $27,580 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $27,581.

During the quarter ended March 31, 2005, the Company wrote-off old invoices for services under the statute of limitations. The vendor has not contacted the Company in over four years and the original services were in dispute at the time they were rendered. As a result, the Company recorded a gain on forgiveness of debt of $22,562.

NOTE 15 - ACQUISITION OF CQ SYSTEMS

On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition closed on February 22, 2005.

According to the terms of the Share Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CQ from CQ’s current shareholders, whose identity is set forth in the Share Purchase Agreement (the “CQ Shareholders”) at the completion date in exchange for a purchase price consisting of: a) 50.1% of CQ’s total gross revenue for the twelve month period ending March 31, 2005 after an adjustment for any extraordinary revenue, i.e. non-trading revenue (“LTM Revenue”) multiplied by 1.3 payable: (i) 50% in shares of restricted common stock of the Company at a per share cost basis of $2.313 and as adjusted by the exchange rate of U.S. Dollar to British Pound (at the spot rate for the purchase of sterling with U.S. dollars certified by NatWest Bank plc as prevailing at or about 11:00 a.m.) on January 19, 2005 and, (ii) 50% in cash; and b) 49.9% of CQ’s LTM Revenue for the period ending March 31, 2006 multiplied by 1.3 payable, at the Company’s discretion: (i) wholly in cash; or (ii) on the same basis and on the same terms as the initial payment provided, however that the cost basis of the Company’s common stock shall be based on the 20 day volume weighted average of the Company’s shares of common stock as traded on NASDAQ 20 days prior to March 31, 2005 and, provided that under no circumstances shall the total number of shares of common stock issued to the CQ Shareholders exceed 19% of the issued and outstanding shares of common stock, less treasury shares, of the Company at January 19, 2005.

The initial purchase price was £3,576,335 or $6,730,382, of which one-half was due at closing payable in cash and stock and the other half is due in one-year. On the closing date, $1.7 million was paid and 681,965 shares were issued to the shareholders of CQ, valued at $1,676,795 at an average share price of $2.46 (see Note 8) and a note payable to the CQ Systems shareholders of $3,353,587 was recorded. The purchase price has been allocated as follows:

Product licenses	$2,190,807
Customer lists	1,316,880
Goodwill	2,238,275
Net tangible assets	984,420
$6,730,382

In addition, the agreement called for the accumulated retained earnings amounting to £423,711 or $801,915 of CQ Systems as of the closing date to be paid to the shareholders in cash and stock. In April 2005, the additional cash of £350,000 or $662,410 was paid and 77,503 shares of the Company’s common stock valued at $139,505 were issued.

NOTE 16 - RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the nine months ended March 31, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of goodwill was over-recorded and classified as amortization expense.

The Company has restated its financial statements for these adjustments as of March 31, 2004.

The effect of the correction of the error is as follows:

	AS
	PREVIOUSLY	AS
	REPORTED	RESTATED

BALANCE SHEET
	As of March 31, 2004
Assets:
Goodwill, net	$1,046,926	$1,166,612
Total intangibles	$4,037,658	$4,157,344
Total assets	$11,104,848	$11,224,534

Stockholder's Equity:
Additional paid-in capital	$43,350,274	$43,119,861
Accumulated deficit	$(31,296,539)	$(30,623,443)
Total stockholder's deficit	$10,594,331	$11,037,014

STATEMENT OF OPERATIONS:
	For the nine months ended
	March 31, 2004

Depreciation and amortization	$1,226,180	$903,182
Total operating expenses	$4,151,496	$3,828,498

Loss from operations	$(1,915,301)	$(1,592,303)
Net loss	$(1,838,075)	$(1,515,077)

Net loss per share:
Basic	$(0.22)	$(0.18)
Diluted	$(0.22)	$(0.18)

NOTE 17 - SUBSEQUENT EVENTS

In April 2005, the Company entered into a settlement agreement with Herbert Smith whereby they agreed to accept a total of $135,000 as payment in full on the loan outstanding. $25,000 of this amount was paid in March 2005 and the remaining balance of $110,000 was paid on May 2, 2005. The Company will record a gain on settlement of debt in the amount of $33,321.

In April 2005, the Company paid down 50% of $300,000 principal note balance to an investor, Dr. Omar Atiq. The Company paid $150,000 in cash to Dr. Atiq thereby reducing the principal note balance to $150,000 plus accrued interest.

In April 2005 the Company received payments from a few key customers for over $800,000 in accounts receivables and over $500,000 in early May 2005 respectively, thereby reducing accounts receivable balances.

In April 2005, and as part of the acquisition agreement with CQ Systems Ltd. (“CQ Systems”), the Company finalized the CQ Systems completion accounts as of the closing date. Finalization of the completion accounts required the Company to remit the net working capital (accumulated retained earnings) to the former CQ shareholders. The total net working capital was £423,711, of this £350,000 or $662,410 was paid in cash and 77,503 shares of restricted common stock of the Company valued at $139,505 were issued.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and nine months ending March 31, 2005.

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

PLAN OF OPERATIONS

Management has set the following new goals for the Company’s next 12 months.
Initiatives and Investment to Grow Revenues and Capabilities

•	Achieve CMM Level 5 Accreditation in 2005.
•	Enhance Software Design, Engineering and Service Delivery Capabilities by increasing investment in training.
•	Enhance and invest in R&D or between 5-7% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.
•
Continue recruiting additional senior level marketing and technical professionals in Lahore, London, and Adelaide offices to be able to support potential new customers from the North American and European markets.

•	Recruit senior marketing and sales executives to oversee the global marketing operations.
•
In June 2004, the Company relocated its entire staff in Lahore to three floors of its newly built, fully dedicated and wholly owned Technology Campus. The Company is in the process of expanding the last two remaining floors to add new personnel.

•	Increase Capex, to enhance Communications and Development Infrastructure. Roll out a second phase of construction of technology Campus in Lahore to respond to a growth of new orders and customers.

•	Launch new business development initiatives for various products and services such as LeaseSoft in hyper growth economies such as China.
•	Appoint a senior marketing executive from CQ systems to head up new initiatives in China.
•	Create new technology partnership with Oracle and strengthen our relationship with Intel in Asia Pacific and in the USA.
•	Aggressive marketing strategy in local government and private sectors in Pakistan. Participate in biggest and largest value IT projects in the public sectors of government of Pakistan.
•
Ramping up the telecom sectors through its majority owned subsidiary NetSol Akhter and injecting needed capital. The telecom sector is one of the most untouched sectors in Pakistan. NetSol has seized this opportunity to aggressively market its products and services with its strong infrastructure, brand name and resources in this region.

•	Aggressive new business development activities in UK and European markets through organic growth, new alliances and mergers and acquisition.
•	Explore new and diversify into Business Processing Outsourcing (“BPO”) areas due to explosive outsourcing into offshore model.

Top Line Growth through Investment in Marketing Organically and by Mergers and Acquisition (“M&A”) activities:

•	Launch LeaseSoft into new markets by assigning new, well established companies as distributors in Europe, Asia Pacific including Japan.
•	Expand relationships with key customers in the US, Europe and Asia Pacific.
•	Expand global sales opportunities with existing customers such as DaimlerChrysler Group, Toyota Leasing and, Yamaha Motors.
•	Enhance pricing of LeaseSoft products based on its demand and growth.
•	Product Positioning through alliances, joint ventures and partnerships.
•	Direct Marketing of Services.
•	Embark on roll up strategy by broadening M&A activities broadly in the software development domain.
•	Aggressively pursue software companies in the US and in Europe to launch a strong foothold in these markets.
•
Effectively position and marketing campaign for InBanking system. This is a potentially big revenue generator in the banking domain for which NetSol has already invested significant time and resources towards completing the development of this application. Seeking major development partners to market this treasury system in the global markets.

With these goals in mind, the Company entered in to the following significant and new strategic alliances and relationships:

CQ Systems Ltd. On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition closed in February 2005. CQ Systems’ business model complements the Company’s growth strategy. CQ Systems’ product offering is synergistic to that of the Company, as it has an established and balanced mix of recurring revenue flow form the European marketplace, and a strong foothold with a comparable target audience. The Company believes the acquisition will facilitate considerable growth within the European marketplace as we blend and expand our product offering by leveraging our offshore technology infrastructure to contain costs and improve margins.

TiG Joint Venture. In December 2004, NetSol forged a new and a strategic relationship with a UK based public company TIG Plc. A new Joint Venture was signed by the two companies to create a new company, TiG NetSol Pvt Ltd., with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The creation of this joint venture would provide new revenues for NetSol as TiG plans to outsource the development load to NetSol through this joint venture. According to recent figures of TiG, they have approximate revenue of over $120 million of which approximately $50 million of that revenue is generated from technology business. Both companies anticipate much of TiG’s technology business to be outsourced to NetSol’s offshore development facility in the next few years. Both companies, according to this agreement, would invest a total of $1 million or $500, 000 each in next few months for infrastructure, dedicated personnel and system in the NetSol IT campus in Lahore. At least two floors in the campus are being dedicated for this partnership in Lahore. The joint-venture began operations during the quarter ended March 31, 2005.

LeaseSoft Distributors. NetSol is also very active in appointing key distributors in South East Asia and in Europe for its LeaseSoft products. As soon we have signed these agreements, the shareholders will be notified through press releases.

DaimlerChrysler. NetSol signed a global frame agreement with DaimlerChrysler, Germany for LeaseSoft products and services that now expands the marketing reach to over 60 countries. DaimlerChrysler as a group represent the largest customers for NetSol. Since the signing of global frame agreement in summer 2004, NetSol has sold a few new Leasesoft licenses to some new markets and new customers such as Toyota Leasing Thailand and Mauritius Commercial Bank. The pipeline for new sales of Lease soft is very healthy in all these markets

Intel Corporation. NetSol forged what management believes to be a very important and strategic alliance with Intel Corporation to develop a blueprint that would give broader exposure and introduction to NetSol’s LeaseSoft products to a global market. NetSol recently attended major events in China and in San Francisco through its Intel relationship, which was designed to connect and introduce the Company to Intel partners worldwide.

Funding and Investor Relations.

•
The Company’s current positive cash flow based primarily on the addition of CQ Systems and continued organic growth. The Company’s aim is to continue to further strengthen the balance sheet and cash reserves in order to attract large customers world wide.

•
The Company continues to explore various means and most cost efficient methods to inject new capital for the growth it is experiencing. With this in mind, and pursuant to an agreement with AKD Securities, the Company has proceeded with the IPO of the shares of common stock of NetSol Technologies Ltd., its subsidiary located in Lahore, Pakistan on the Karachi Stock Exchange (KSE). Over $1.5 million was raised in the pre-IPO private placement which will be followed by the Initial Public Offering which is anticipated to raise approximately $4.5 million.

•	Infuse new capital from potential exercise of outstanding investor warrants and employees options for business development and enhancement of infrastructures.
•	NetSol has engaged Westrock Advisors LLC, in New York for new investor relations and company coverage
•
NetSol’s continued profitability has permitted the Company to develop opportunities to introduce the Company to small cap funds and institutions in the U.S. Market. This effort is assisted and coordinated by its investment advisor, Maxim Group LLC, our investor relations consultant, McCloud Communications and, newly hired consultants, SGI International.

Improving the Bottom Line.

•	Continue to review costs at every level and take appropriate steps to further reduce operating overheads.
•	Discontinue any programs, projects or offices that are not producing desirable and positive results.
•	Consistently improving quality standards and work to achieve CMMi Level 5 standard by sometime in 2006.
•	Grow process automation.
•	Profit Centric Management Incentives.
•	More local empowerment and P&L Ownership in each Country Office.
•	Improve productivity at the development facility and business development activities.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Improve prices of all our product offerings, yet maintain the competitiveness. This will further improve gross margins across the board.
•	Further consolidating the subsidiaries by combining and integrating operating units.
•
Effectively and efficiently integrate both back end and front end operations of CQ Systems with NetSol. This would improve margins, reduce fixed costs of developments and simply introduce newer cost efficiencies based on both companies strengths of processes and good business practices

After streamlining key operations, Management believes that NetSol is in a position to derive higher productivity based on current capital employed. Nonetheless, as the business ramps up, management anticipates the need to hire additional personnel.

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

•	Burgeoning Chinese markets, Asian markets in general and economic boom.
•	Overall economic expansion worldwide and explosive growth in the merging markets specifically.
•	Regional stability and improving political environment between Pakistan and India.
•
Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $13 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and strong stock markets.

•	Pakistan’s continuous fight against extremism and terrorism in the region, boosting confidence of foreign investors and companies.
•	Major turnarounds in the telecom sector as new opportunities are arising due to privatization, new incentives, reduction of bandwidth prices and tariffs.
•	The stability in economic, political and business fronts in Pakistan has opened numerous new opportunities particularly in the telecom and private sectors.
•	Steady increase in foreign direct investments in Pakistan and new entry of many large technology companies in Pakistan.

Negative trends:

•
The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisories in some of the most opportunistic markets. In addition, travel advisories issued to U.S. Citizens for travel to Pakistan and other regions, and new immigration laws provide delays and limitations on business travel.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2005 as compared to the Quarter Ended March 31, 2004:

Net revenues for the quarters ended March 31, 2005 and 2004 were $3,190,918 and $1,700,774, respectively. Net revenues are broken out among the subsidiaries as follows:

	2005		2004

Netsol USA	$21,606	0.68%	$274,368	16.13%
Netsol Tech	1,623,307	50.87%	884,772	52.02%
Netsol Private	95,367	2.99%	176,969	10.41%
Netsol Connect	294,420	9.23%	202,130	11.88%
Netsol UK	125,782	3.94%	93,089	5.47%
Netsol-Abraxas Australia	76,629	2.40%	69,446	4.08%
CQ Systems	799,761	25.06%	--	0.00%
NetSol - TiG	154,046	4.83%	--	0.00%
Total Net Revenues	$3,190,918	100.00%	$1,700,774	100.00%

This reflects an increase of $1,490,144 or 87.62% in the current quarter as compared to the quarter ended March 31, 2004. The increase is attributable to new orders of licenses, an increase in services business, including additional maintenance work, and the addition of two new subsidiaries in the current quarter. The Company’s biggest revenue growth was achieved in all three of its Pakistan based subsidiaries, which generated sales both domestically and internationally. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The export licenses of LeaseSoft and maintenance related services surged primarily due to the most recent endorsement by our biggest customer DaimlerChrysler of Germany. NetSol and DaimlerChrysler signed a global frame agreement that added new revenues and assisted in acquiring new customers such as Toyota Leasing Thailand and Mauritius Commercial Bank. The impressive growth in revenue is also attributed to several domestic contracts won in the last nine months in Pakistan. Specifically in the last quarter, NetSol’s relationship with Toyota Leasing Thailand has grown through sale of new licenses and services.

Our telecom company, NetSol Akhter, added its 50th new corporate customer in Pakistan whose customers include, but are not limited to: AKD Securities, Reuters and, Marriot Hotels. The subsidiary is now EBITDA positive and made a net profit along with very strong and consistent bottom-line of the main subsidiary NetSol Technologies, Ltd.

The U.S. subsidiary has been fully integrated with the parent company to reduce costs. NetSol USA had been managing several projects with Seattle based Capital Stream since November 2003. While the Capital Stream project generated strong revenue since its inception, it was completed in January 2005. To control costs and improve efficiency the NetSol USA office is being merged into the parent office in California. The Company plans to launch Leasesoft and other services in the US market by hiring senior sales executives in North America. It also plans to explore new partnerships, such as but not limited to joint ventures similar in structure to the TiG joint venture and through North American mergers and acquisitions.

The successful completion of CQ Systems in February 2005 has positively aided the topline and bottomline growth in the third quarter of 2005. Approximately $750,000 of revenue of CQ was consolidated in this quarter.

The creation of TiG NetSol joint venture has already created a revenue of over $150,000 with a profit of nearly $50,000. This joint venture required NetSol to hire over 30 new programmers in Lahore to work on TiG projects from UK. This relationship is expected to grow tremendously in next 12 months. TiG presently generates over $40 million of business in technology of which the majority may potentially be outsourced to the TiG-NetSol joint venture.

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

The gross profit was $1,848,702 in the quarter ending March 31, 2005 as compared with $1,005,951 for the same quarter of the previous year for an increase of $842,751. The gross profit percentage has increased to approximately 58% in the quarter ended March 31, 2005 compared to approximately 59% for the quarter ended March 31, 2004. In comparison to the prior quarter ended December 31, 2004, the cost of sales increased approximately $502,829, revenues increased $467,691, and an overall increase of 6% in gross profit.

Operating expenses were $1,632,525 for the quarter ending March 31, 2005 as compared to $1,396,974, for the corresponding period last year. The increase is selling and marketing expenses and salaries is due to the expansion of our selling efforts and the addition of our two new subsidiaries. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $384,649 and $294,486 for the quarter ended March 31, 2005 and, 2004, respectively. The increase is due to the acquisition of CQ Systems. Combined salaries and wages costs were $453,226 and $408,840 for the comparable periods, respectively, or an increase of $5,242 from the corresponding period last year.

Selling and marketing expenses were $219,399 and $49,690, in the quarter ended March 31, 2005 and 2004, respectively, reflecting the growing sales activity of the Company. The Company wrote-off as uncollectible bad debts of $0 in the current quarter compared to $59,821 for the comparable prior period in the prior year. Professional services expense increased to $112,830 in the quarter ended March 31, 2005, from $70,701 in the corresponding period last year.

Income from operations was $216,177 compared to a loss of $391,023 for the quarters ended March 31, 2005 and 2004, respectively. This represents a decrease of $607,200 for the quarter compared with the comparable period in the prior year. This is directly due to reduction of operational expenses and improved gross margins.

Net income was $134,194 compared to net losses of $295,885 for the quarters ended March 31, 2005 and 2004, respectively. This is an increase of 145% compared to the prior year. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $(2,495) compared to $71,049 and the add-back for the 49.9% minority interest in NetSol-TiG was $27,500 for a total of $(29,994). During the current quarter, the Company also recognized an expense of $7,500 for the beneficial conversion feature on convertible debentures and a gain of $49,865 from the settlement of debts. Net income per share, basic and diluted, was $0.01 for the quarter ended March 31, 2005 as compared with a loss per share of $0.04 for the corresponding period last year.

The net EBITDA income was $519,843 compared to loss of $1,399 after amortization and depreciation charges of $384,649 and $294,486 respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

Nine Month Period Ended March 31, 2005 as compared to the Nine Month Period Ended March 31, 2004:

Net revenues for the nine months ended March 31, 2005 and 2004 were $7,972,450 and $3,881,731, respectively. Net revenues are broken out among the subsidiaries as follows:

	2005		2004

Netsol USA	$295,725	3.71%	$481,868	12.41%
Netsol Tech	4,564,167	57.25%	2,136,968	55.05%
Netsol Private	562,872	7.06%	272,650	7.02%
Netsol Connect	852,640	10.69%	503,530	12.97%
Netsol UK	574,849	7.21%	274,786	7.08%
Netsol-Abraxas Australia	168,390	2.11%	211,929	5.46%
CQ Systems	799,761	10.03%	--	0.00%
NetSol - TiG	154,046	1.93%	--	0.00%
Total Net Revenues	$7,972,450	100.00%	$3,881,731	100.00%

This reflects an increase of $4,090,719 or 105.38% in the current nine months as compared to the nine months ended March 31, 2004. The increase is attributable to new orders of licenses and an increase in services business, including additional maintenance work, and the addition of two new subsidiaries. The Company’s biggest revenue growth was achieved in all three of its Pakistan based subsidiaries and its UK based subsidiary, which generated sales both domestically and internationally. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The export licenses of LeaseSoft and maintenance related services surged primarily due to the most recent endorsement by our biggest customer DaimlerChrysler of Germany. NetSol and DaimlerChrysler signed a global frame agreement that added new revenues and assisted in acquiring new customers such as Toyota Leasing Thailand and Mauritius Commercial Bank.

NetSol UK continues its business development activities and has seen good traction in its sales pipeline. NetSol UK added a very strategic new customer TiG (“The Innovation Group”), a publicly listed UK company. We believe our relationship with TiG will yield significant new recurring revenues to the subsidiary. The acquisition of CQ Systems is, thus far, proves to be a success, and management anticipates that it will make a sizable contribution to NetSol earnings going forward. NetSol has been experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe and Pakistan. The crown jewel of our product line “CMS” (“Contract Management System”) which was sold to three companies of DaimlerChrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars was implemented and delivered to customers in 2003.

The gross profit was $5,028,579 for the nine months ending March 31, 2005 as compared with $2,236,195 for the same period of the previous year. The gross profit percentage has increased 5.47% to 63.07% in the current fiscal year from 57.61% for the nine months ended March 31, 2004. The increase in gross profit margins is due to repeat sales of some licenses to new customers and to existing customers.

Operating expenses were $4,153,323 for the nine months ending March 31, 2005 as compared to $3,828,498, for the corresponding period last fiscal year for an increase of $364,839. The increase is mainly due to the increased sales activities of the Company and the addition of two new subsidiaries. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $986,755 and $903,182 for the nine months ended March 31, 2005 and 2004, respectively, the increase is due to the acquisition of CQ Systems. Combined salaries and wage costs were $1,248,447 and $1,003,289 for the nine months ended March 31, 2005 and 2004, respectively, or an increase of $245,158 from the corresponding period last year.

Selling and marketing expenses were $474,099 and $96,377 for the nine months ended March 31, 2005 and 2004, respectively. This reflects the Company’s expanding sales and marketing efforts. The Company wrote-off as uncollectible bad debts of $0 and $153,327 for the nine months ended March 31, 2005 and 2004, respectively. Professional services expense increased to $368,135 in the nine months ended March 31, 2005, from $310,403 in the corresponding period last year.

Income from continued operations was $875,256 compared to loss of $1,592,303 for the nine months ended March 31, 2005 and 2004, respectively. This represents an increase of $2,467,559 for the nine-month period compared to the prior year. This is directly due to increased sales, reduction of operational expenses, improved gross margins, and the addition of two new subsidiaries.

Net income was $429,218 for the nine months ended March 31, 2005 compared to net loss of $1,515,077 for the nine months ended March 31, 2004. This is an increase of 128% compared to the prior year. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $11,764 compared to $164,387 and the add-back for the 49.9% minority interest in NetSol-TiG was $27,500 for a total of $(15,735). During the current nine months, the Company also recognized an expense of $239,416 for the beneficial conversion feature on convertible debentures, an expense of $249,638 for the fair market value of warrants issued and a gain of $239,506 from the settlement of debts. Net income per share was $0.04, basic and $0.03 diluted, for the nine months ended March 31, 2005 as compared with a loss per share, basic and diluted, of $0.18 for the corresponding period last year.

The net EBITDA income was $1,415,973 compared to loss of $611,895 after amortization and depreciation charges of $986,755 and $903,182 respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $1,596,031 at March 31, 2005 compared to $449,047 at March 31, 2004. In addition the Company had $1,083,450 in certificates of deposit. The total cash position, including the certificates of deposits, was $2,679,481 as of March 31, 2005.

Net cash used for operating activities amounted to $1,848,719 for the nine months ended March 31, 2005, as compared to $3,325,515 for the comparable period last fiscal year. The decrease is mainly due to an increase in net income as well as an increase in prepaid expenses and accounts receivable. In addition, the Company experienced a decrease of $394,862 in its accounts payable and accrued expenses.

Net cash used by investing activities amounted to $6,002,848 for the nine months ended March 31, 2005, as compared to $855,492 for the comparable period last fiscal year. The difference lies primarily in the purchase of subsidiary which increased intangible assets and the purchase property and equipment during the current fiscal year. The Company had net purchases of property and equipment of $804,115 compared to $372,594 for the comparable period last fiscal year. During the current fiscal year, an additional $287,797 and $250,006 was infused into the Company’s minority interest in the Company’s subsidiaries NetSol Connect and NetSol-TiG.

Net cash provided by financing activities amounted to $8,540,262 and $4,385,750 for the nine months ended March 31, 2005, and 2004, respectively. The current fiscal period included the cash inflow of $1,512,000 compared to $1,102,049 from issuance of equity and $999,224 compared to $1,215,575 from the exercising of stock options and warrants. In the current fiscal period, the Company received $1,589,974 of additional capital from the sale of NetSol PK Tech stock through private placement leading to an IPO in Pakistan and had net proceeds on loans and capital leases of $4,490,768 as compared to net proceeds of $868,126 in the comparable period last year. The increase in loans is from the acquisition of CQ Systems and new loans entered into during the current period.

The management expects to continue to improve its cash position in the current and future quarters due to the new business signed up in the last quarter. In addition, the Company anticipates additional exercises of investor warrants and employee stock options in the current and subsequent quarters. During the current fiscal period, management reduced the current liabilities significantly by paying down these obligations. Management anticipates receiving proceeds from option exercises in the coming months and will continue to explore the best possible means and terms to raise new capital. Management is confident of being able to strengthen its cash position and further improve the liquidity position. Management is committed to implementing the growth business strategy that was ratified by the board of directors in December 2003. The Company would continue to inject new capital towards expansion, growing sales and marketing and further enhancement of delivery capabilities. However, management is committed to ensuring the most efficient and cost effective means of raising capital and utilization.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for next 12 months, we have following capital needs:

•
Injection of additional new capital of up to $500,000 in a strategic joint-venture of NetSol-TiG. This partnership serves to outsource TiG’s software development business to our offshore-based development facility.

•
The final payment to former CQ Systems shareholders of the remaining consideration. The amount due is based on the earnings of CQ Systems during the period of March 31, 2005 to March 31, 2006 and will be paid in cash, equity or a combination of both. The initial consideration, which was based on revenues for the period ending March 31, 2005, total approximately $3.5 million and was paid in cash and restricted shares of common stock. While the agreement permits the final consideration to be paid, in part, in restricted shares of common stock, management believes that improving net cash position of CQ and Company strongly improves the potential of meeting this obligation without raising new capital.

•	New capital requirement for NetSol Akhter, the telecom division in an amount up to $2.0 million as required by the agreement with Akhter.
•	Working capital of $1.0 million for debts payments, new business development activities and infrastructure enhancements.
•
Final note payments of $875,000 due in 12 months that was received from three separate investors to close the CQ acquisition in February 2005. These investors, who have long standing relationships with the Company, permit the extension of the maturity date upon the agreement of these investors.

While there is no guarantee that we will have sufficient funds to meet our capital needs or that even if available that such funds will be on terms acceptable to the Company. We may consider raising capital through the following methods: equity based financing; warrant and option exercises.

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

As a matter of practice, and particularly in response to the need to restate the financials for the periods ending June 30, 2004, September 30, 2004 and December 31, 2004, the controller, Chief Financial Officer and auditor meet each quarter to discuss any changes that may have occurred in accounting policies and financial reporting which may have an impact on the Company’s reporting. Any material changes are reported to the audit committee. The audit committee is charged with reviewing any new accounting policies with the Company’s auditor, as well as, with reviewing our periodic reports and other public disclosures.

There have been no changes, including corrective actions with regard to deficiencies or weaknesses in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

 On July 31, 2002, Herbert Smith, a law firm in England, which represented NetSol in a separate matter filed a claim for the sum of approximately $248,871 USD (which represents the original debt and the interest thereon) in the High Court of Justice Queen’s bench Division. ON November 28, 2002, a Consent Order was filed with the Court agreeing to a payment plan, whereby the Company paid $10,000 USD on execution, $4,000 USD a month for one year and $6,000 USD per moth thereafter until the debt is paid. On April 18, 2005, the Company entered into a settlement agreement with Herbert Smith whereby they agreed to accept a total of $135,000 as payment in full on the loan outstanding. Of that amount, $25,000 was paid in March 2005 and the remaining balance of $110,000 was paid on May 2, 2005.

Item 2. Changes in Securities.

In the quarter ended March 31, 2005, 681,965 shares of the Company’s common stock valued at $1,676,795 was issued to ten individual United Kingdom based shareholders to acquire CQ Systems, a UK company. The shares were issued to the former CQ shareholders in reliance on an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

During the quarter ended March 31, 2005, the Company issued 20,162 shares of its common stock for the exercise of warrants valued at $40,324. Such warrants were acquired as part of a private placement conducted in May 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

NetSol conducted its annual meeting of shareholders on March 14, 2005. The following are the items that were voted upon.

1. Election of Directors

The following persons were elected directors of the Company to hold office until the next Annual General Meeting of the Shareholders. The following sets for the voting tabulation for each director

Director	Voted	Withold	Percent	Total Shares Voted

Najeeb Ghauri	10,406,275	66,330	84.84	10,472,605
Irfan Mustafa	10,407,201	65,404	84.85	10,472,605
Salim Ghauri	10,407,201	65,404	84.85	10,472,605
Naeem Ghauri	10,459,935	12,670	85.28	10,472,605
Eugen Beckert	10,459,401	13,204	85.27	10,472,605
Jim Moody	10,459,335	13,270	85.27	10,472,605
Shahid Burki	10,407,125	65,480	84.85	10,472,605

2. Ratification of Appointment of Auditors

Kabani & Company Inc. was appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company. The directors were authorized to fix the remuneration to be paid to the auditors. The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Percent

10,472,605	10,422,101	47,628	2,876	84.97%

3. Adoption of the 2004 Employee Stock Option Plan

The Board of Directors of the Company adopted the 2004 Stock Option Plan (the “Stock Option Plan”) subject to acceptance by the shareholders of the Company. This plan offers restricted shares only.

The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and service providers, as additional compensation, and as an opportunity to participate in the profitability of the Company. Options will be exercisable over periods of up to ten years as determined by the board of directors of the Company and are required to have an exercise price of no less than the fair market value on the day the option is granted. The total number of shares available under the 2004 Stock Option Plan is 5,000,000. If an award of options expires or is canceled without having been fully exercised or vested, the unvested or canceled options generally will be available again for grants under the awards.

The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Broker Non-Vote	Percent

10,472,605	6,226,838	93,420	33,902	4,118,445	50.77%

4. Amendment of Articles of Incorporation

The Board of Directors of the Company agreed to the amendment of the Articles of Incorporation of the Company, subject to the approval of such amendment by the shareholders, as follows:

“Article 10. The Company shall conduct any lawful business including the business of telecommunications.”

The inclusion of a specific allowance to conduct telecommunications business was required by the terms of an agreement with the government of Pakistan to allow the Company to provide voice, data and other integrated services to the retail and corporate sectors in the five largest regions of Pakistan.

The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Percent

10,472,605	10,428,480	11,726	32,397	85.02%

Item 5. Other Information

On April 27, 2005 the Company reported one of its directors, Mr. Irfan Mustafa, has resigned from the board of directors effective the earlier of his replacement or June 30, 2005. In addition, Mr. Derek Soper was appointed by the Board of Directors to fill a vacancy which had occurred on the board of directors as result of Mr. Shabir Randeree’s decision not to run for re-election.

Mr. Mustafa served on the audit committee of the Company. Mr. Burki, a current board member, has agreed to take Mr. Mustafa’s seat on that committee.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

3.0	Amendment to the Articles of Incorporation dated March 14, 2005.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Reports on Form 8-K.

a) On January 28, 2005, NetSol Technologies, Inc. filed a current report on Form 8-K announcing the entry into a material definitive agreement to acquire 100% of the issued and outstanding shares of CQ Systems Ltd. in exchange for consideration consisting of a combination of shares of common stock of the Company and cash equal to 50.1% of the total gross revenue of CQ Systems for the one year period ending March 31, 2005 multiplied by 1.3 to be paid at closing and, 49.9% of the total gross revenue of CQ Systems for the one year period ending March 31, 2006 multiplied by 1.3 to be paid after March 31, 2006. The current report announced the Company’s intention to close the transaction by no later than March 31, 2005.

b)  On February 8, 2005, NetSol Technologies, Inc. filed a current report containing the contents of its press release announcing the results of operations and financial conditions for the quarter ended December 31, 2004.

c) On March 31, 2005, NetSol Technologies, Inc. filed a current report on Form 8-K amending its current report filed on January 28, 2005 regarding the CQ Systems Ltd. transactions to include required financial statements. As the financial statements were inadvertently not attached to this amendment, this Form 8-K/A was further amended on April 1, 2005 to include the required financial statements.

d) On March 31, 2005, NetSol Technologies, Inc. filed a current report on Form 8-K reporting the restatement of its previously issued financial statements, related audit report and completed internal review. The current report that in response to comments received from the Securities Exchange Commission to the annual report filed on Form 10-KSB for the period ending June 30, 2005 and the quarterly reports on Form 10-QSB for the periods ended September 30, 2005, December 31, 2005, management determined that the financial statements contained errors which required a restatement of the financial statements for those periods. The errors requiring a restatement resulted in an increase in Net Shareholders’ Equity during those periods and a decrease in net loss for the period ending June 30, 2004 and an increase in net income for the periods ended September 30, 2004 and December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: May 10, 2005	By:	/s/ Naeem Ghauri

NAEEM GHAURI Chief Executive Officer

Date: May 10, 2005	By:	/s/ Najeeb Ghauri

NAJEEB GHAURI Chief Financial Officer and Chairman