Form 10KSB
period 2005-06-30
NETSOL TECHNOLOGIES INC
filed 2005-09-15
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                       or

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. |_|

Registrant's net revenues for the fiscal year ended June 30, 2005 were $663,325.

As of September 9, 2005, Registrant had 14,162,373 shares of its $.001 par value Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     (None)

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                     PART I
                                                                            PAGE

Item 1    Business                                                             1
Item 2    Properties                                                          16
Item 3    Legal Proceedings                                                   16
Item 4    Submission of Matters to a Vote of Security Holders                 17

                                     PART II

Item 5    Market for Common Equity and Related Stockholder Matters            17
Item 6    Management's Discussion and Analysis and Plan of Operations         18
Item 7    Financial Statements                                                25
Item 8    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       25
Item 8A   Controls and Procedures                                             26


                                    PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              26
Item 10   Executive Compensation                                              29
Item 11   Security Ownership of Certain Beneficial Owners and
               Management                                                     33
Item 12   Certain Relationships and Related Transactions                      33

                                     PART IV

Item 13   Exhibits and Reports on Form 8-K                                    34
Item 14   Principal Accountant Fees and Services                              35

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

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (F/K/A NetSol International, Inc. "NetSol" or the "Company") is an end-to-end information technology ("IT") and business consulting services provider for the lease and finance, banking and financial services industries. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use IT more efficiently in order to improve their operations and profitability and to achieve business results. The Company's focus has remained the lease and finance, banking and financial services industries. The Company operates on a global basis with locations in the U.S., Europe, and East Asia. By utilizing its worldwide resources, the Company believes it has been able to deliver high quality, cost-effective IT products and IT services. The Company's subsidiary, NetSol Technologies Pvt. Ltd. ("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first software company in Pakistan in 1998 to achieve the ISO 9001 accreditation and was again the first software company in Pakistan to obtain Carnegie Mellon's Software Engineering Institute ("SEI") Capable Maturity Model ("CMM") Level 4 assessment in 2004.

COMPANY BUSINESS MODEL

NetSol offers a broad spectrum of IT products and IT services which management believes deliver a high return on investment for its customers. NetSol has nearly perfected its delivery capabilities by continuously investing in maturing its software development and Quality Assurance ("QA") processes. NetSol believes its key competitive advantage is its ability to build high quality enterprise applications using its offshore development facility in Lahore, Pakistan. A major portion of NetSol's revenues are derived from exports in general and LeaseSoft in particular. The use of the facility in Pakistan as the basis for software development, configuration and professional services represents a cost-effective and economical cost arbitrage model that is based on the globally acclaimed advantages of outsourcing and offshore development. NetSol management believes that the use of this model will only further benefit the Company in its penetration of European, developed and developing country markets.

Achieving Software Maturity and Quality Assurance.

NetSol, from the outset, invested heavily in creating a state of the art, world-class software development capability. A series of QA initiatives resulted in both ISO 9001 certification as well as CMM level 4 assessment. These assessments solidify NetSol's project delivery ability as well as permit the Company to target market segments consisting of organizations and corporations who prefer to work with software providers with a minimal of CMM Level 4 rating. Achieving these CMM targets required dedication by all levels of the Company.

SEI's CMM, which is organized into five maturity levels, has become a de facto standard for assessing and improving software processes. Through the CMM, SEI and the software development community have established an effective means for modeling, defining, and measuring the maturity of the processes used by software professionals. The CMM for software describes the principles and practices underlying software process maturity and is intended to help software organizations improve the maturity of their software processes in terms of an evolutionary path from ad hoc, chaotic processes to mature, disciplined software processes. Mature processes meet standardized software engineering methods and are integratable into a customer's system. Mature processes ensure enhanced product quality resulting in faster project turn around and a shortened time-to-market. In short, a mature process would, ideally, have fewer bugs and integrate better into the customer's system.

The Company has always strived to improve quality in every aspect of its business. This quality drive, based on the Company's vision, trickles from the top to the lowest levels in the organization. The Company believes that it is this quality focus that enabled the Company's software development facility to become the first ISO 9001 certified software development facility in Pakistan in 1998. This accomplishment marked the beginning of the Company's continuing long term program towards achieving the higher challenges of SW-CMM. Thanks to the dedication of the Company's employees, it was the first to reach CMM level 4 in Pakistan.

Professional Services

The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers' strategic objectives. Its service offerings include bespoke software development, software analysis and design, testing services, off shore as well as onsite quality assurance services, consultancy in quality engineering and process improvement including assistance in implementation of ISO and CMM quality standards, Business Process Reengineering, Business Process Outsourcing, System Reengineering, Maintenance and support of existing systems, Technical Research and Development, Project Management, Market Research and Project Feasibilities.

Outsourcing involves operating all or a portion of a customer's technology infrastructure, including systems analysis, system design and architecture, change management, enterprise applications development, network operations, desktop computing and data center management.

Systems  integration   encompasses  designing,   developing,   implementing  and
integrating complete information systems.

IT and management consulting services include advising clients on the strategic acquisition and utilization of IT and on business strategy, operations, change management and business process reengineering.

The experience gained by the Company through its own software quality endeavors, has enabled the Company to offer consultancy services in the areas of Software Quality, Process Improvement, ISO Certification and SW-CMM Implementation. ISO certification and CMM services include, but are not limited to: GAP Analysis against the standard ISO/CMM; Orientation Workshops; Guiding the Implementation of the plan developed after the GAP Analysis; Training on Standard Processes; Process implementation support off-site and on-site; assessment training; and, assistance through the final assessment (Certification Audit for ISO). NetSol was chosen by the Pakistan Software Export Board under the direction of the Ministry of Information Technology and Telecommunication to provide consultancy to local software houses. Management believes this demonstrates that NetSol has not only led the way in setting standards for the IT industry in Pakistan, but is instrumental in assisting local companies to achieve quality standards.

LeaseSoft

The Company develops advanced software systems for the lease and finance industries. NetSol has developed "LeaseSoft" a complete integrated lease and finance package.

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

The constituent software applications are:


      o LeaseSoft Electronic Point of Sale (LeaseSoft.ePOS). LeaseSoft.ePOS is a web-based point of sale system for the use of dealers, brokers, agents, and sales officers to initiate credit applications. Although a web-based system, it can be used with equal efficiently on an intranet. Its real ability is to harness the power of the Internet to book sales. LeaseSoft.ePOS users create quotations and financing applications (Proposals) for their customers using predefined financial products. The application is submitted to the back office system (such as LeaseSoft.CAP) for approval. After analysis, the application is sent back to the LeaseSoft.ePOS system with a final decision.


      o Credit Application Processing System (CAP Formally known as Proposal Management System, PMS) LeaseSoft.CAP provides companies in the financial sector an environment to handle the incoming credit applications from dealers, agents, brokers and the direct sales force. LeaseSoft.CAP automatically gathers information from different interfaces like credit rating agencies, evaluation guides, and contract management systems and scores the applications against defined scorecards. This mechanized workflow permits the credit team members to make their decisions more quickly and accurately. Implementation of LeaseSoft.CAP dramatically reduces application-processing time in turn resulting in greater revenue through higher number of applications finalized in a given time. LeaseSoft.CAP reduces the probability of a wrong decision thus, again, providing a concrete business value through minimizing the bad debt portfolio.

      o Contract Management System (CMS). LeaseSoft.CMS provides comprehensive business functionality that enables its users to effectively and smoothly manage and maintain a contract with the most comprehensive details throughout its life cycle. It provides interfaces with company banks and accounting systems. LeaseSoft.CAM effectively maintains details of all business partners that do business with the company including, but not limited to, customers, dealers, debtors, guarantors, insurance companies and banks. Developed with the input of a number of leasing consultants, this product represents a complete lease and finance product. NetSol's LeaseSoft.CMS provides business functionality for all areas that are required to run an effective, efficient and customer oriented lease and finance business.

      o Wholesale Finance System (WFS). LeaseSoft.WFS automates and manages the floor plan/bailment activities of dealerships through a finance company. The design of the system is based on the concept of one asset/one loan to facilitate asset tracking and costing. The system covers credit limit, payment of loan, billing and settlement, stock auditing, online dealer and auditor access, and ultimately the pay-off functions.

LeaseSoft is a state of the art software product and is available on both conventional 32 bit architecture hardware as well as high performance 64 bit computers.

Typically, NetSol's sales cycle for these products ranges between two to five months. NetSol derives its income both from selling the license to use the products, as well as, from related software services. The related services include requirement study/gap analysis, customization on the basis of gaps development, testing, configuration, installation at the client site, data migration, training, user acceptance testing, supporting initial live operations and, finally, the long term maintenance of the system. Any changes or enhancement done is also charged to the customer. In the requirements study/gaps analysis, the NetSol LeaseSoft team goes to the client site to study the client's business and functional requirements and maps them against the existing functionality available in LeaseSoft. LeaseSoft has now reached a stage where hardly, if any gaps, are identified as a result of such a study. In the customization phase, the gaps are made part of LeaseSoft through a development cycle. This development takes place in Lahore, Pakistan. Then the new as per requirement system is thoroughly tested. This phase also takes place in Pakistan. LeaseSoft is a highly parameterized configurable application and hence it is able to be configured according to the business of the customer. This phase can take place both onsite as well as in Lahore but is usually at least partially done in Lahore. Next, follows the installation of the system at client site. If the customer was using some other system and already has data in electronic form, then NetSol's data migration team migrates this data from the old system to the LeaseSoft database. Data migration is a mix of both client site and Lahore based work. The client is also imparted training in the areas of business user training, functional business training and system administration training. Training is followed by user acceptance testing (UAT) where client nominated staff and NetSol consultants test the system against the customer business requirements. After UAT, the system is put in normal business use. LeaseSoft is a mission critical software, and the whole business operations, from the asset side of a finance/leasing company, hinge upon the performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. These practices enable NetSol to increase marginal revenue in a proportion larger than the marginal cost incurred.

License fees can vary generally between $100,000 up to $1,000,000 per license depending upon the size and complexity of customer's business. There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the company; number of business users; and, branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. However, revenue from sale of licenses with major customization, modification, and development is recognized on percent of completion basis. Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of "Unit of Work Completed." The annual maintenance fee, which usually is an agreed upon percentage of overall monetary value of the implementation, then becomes an ongoing revenue stream realized on a yearly basis.

As a marketing strategy NetSol is preparing a lighter version of LeaseSoft to target companies with simpler business models. LeaseSoft is highly modular. Hence various sets of functionalities can be used against the restricted requirements of the client. The first deployment of this lighter version is currently being carried out in Maritius for Mauritius Commercial Bank.

Acquisition of CQ Systems Ltd., UK.

In February 2005, NetSol acquired 100% of CQ Systems Ltd., an IT products and service company based in the UK. As a result of this acquisition, NetSol has access to a broad European customer base using IT solutions complementary to NetSol's LeaseSoft product. NetSol plans to leverage CQ Systems' knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe. CQ's strong sales and marketing capability would further help NetSol gain immediate recognition and positioning for the LeaseSoft suite of products.

NetSol has an active plan to gradually move some of the software production activities at CQ Systems to its offshore development center in Lahore. This transition is expected to last about twelve months, during which time most of the quality assurance, documentation and some of the CQ products core software development activities would transition to Lahore. While it is expected that a gradual reduction in costs on a like for like basis at CQ Systems will occur during the twelve month transition period, the expected growth in CQ Systems business over the next eighteen months, may result in a personnel growth at CQ Systems during that same period.

NetSol will continue to manage LeaseSoft pre-sales support and deliveries by having two specialized pools of resources for each of the four products under LeaseSoft. One group focuses on software development required for customization and enhancements. The second group comprises of LeaseSoft consultants concentrating on implementation and onsite support. Both groups are being continually trained in the domain of finance and leasing, system functionality, communication skills, organizational behavior and client management.

The Asian continent, Australia and New Zealand, from the perspective of LeaseSoft marketing, are targeted by NetSol Technologies from its Lahore subsidiary and its newly opened offices in Beijing. NetSol UK, both through its base in London and its CQ Systems Ltd. offices located in Horsham, United Kingdom, focuses on the European market. NetSol UK has also appointed a representative in Denmark to further focus on Denmark as well as the neighboring countries. The marketing for LeaseSoft in USA and Canada is carried out directly by the Company. NetSol Technologies (Pvt.) Limited services and NetSol UK market whenever and wherever required.

NetSol has established a strategy to aggressively market LeaseSoft in various regions of the world. As part of the strategy, NetSol is forming alliances with reputable IT companies and has already appointed distributors in Singapore and Japan. NetSol has entered into a mutually non-exclusive agreement with Singapore Computer Systems (SCS) that allows SCS to market LeaseSoft in the entire Asia Pacific Region. Furthermore, NetSol is looking forward to developing partner networks all across the world with reputable companies.

Launch of NetSol CQ office in Beijing, China

As part of the same strategy and focus on marketing LeaseSoft, NetSol has recently established a new sales office in Beijing, China, which will act not only as the sales and marketing front for NetSol in the People's Republic of China but also act as the liaison office for its ongoing operations and implementation services for DaimlerChrysler Services and other clients in the country. The new Asia Pacific office is jointly managed by NetSol Technologies, Inc. and its wholly owned U.K. subsidiary, CQ Systems Ltd.

Management believes that LeaseSoft has begun to be recognized as a unique, world-class product offering. This belief is based on the following instances:

      o     Breakthrough with Toyota in Thailand and China

      o Breakthrough in non-captive finance as evidenced by agreement with Mauritius Commercial Bank in Mauritius

      o It has been recognized as a Solution Blueprint by Intel Corporation. Intel has very stringent technical and market potential criteria for designating a solution as a "solution blueprint"

      o     Frame Agreement with DaimlerChrysler Services AG (DCS)

NetSol's Frame Agreement with DCS short lists LeaseSoft as a preferred software provider for managing the wholesale and retail side of leasing and finance business of DCS. DCS supports the sales of DaimlerChrysler vehicles through financial services.

The current LeaseSoft client base includes DaimlerChrysler Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Yamaha Motors Finance Australia, Toyota Motors Finance China, Mercedes Benz Finance Japan, Toyota Leasing Thailand and Mauritius Commercial Bank.

NetSol also maintains a LeaseSoft  specific  product  website  www.leasesoft.biz

Status of New Products and Services

InBanking(TM)

With the acquisition of Pearl Treasury System, whose product offering is now referred to as InBanking(TM), the Company expands its menu of software into the banking and other financial areas. In 2003, NetSol acquired the intellectual property rights ("IPR") of Pearl Treasury System ("PTS"). PTS was developed to 70% completion in the late 1990s, led by its system designer who had 30 plus years in banking through positions as Trader and Head of Trading, Treasury, Risk, Operations and IT for banks such as Bankers' Trust and Mitsubishi Trust & Banking.

PTS was originally developed on two tier client server technologies and was designed to provide full process automation and decision support in the front, middle and back offices of treasury and capital markets operations. On an internal review of PTS post acquisition, it was decided to re-write the system within .NET technologies, bringing the system into the leading edge n-tier/browser-based environment. The project name for this program is InBanking(TM), and the Phase One deliverables are nearing completion. InBanking(TM) has more than 70 person years of development effort and $4 million already invested.

The tremendous flexibility enabled by the comprehensive data model and multi-tier architectural design of InBanking(TM) has been fully recognized, identifying the potential to further develop InBanking(TM) beyond treasury and capital markets. Additionally, InBanking(TM) is modular and can therefore be implemented as best-of-breed solutions for, as an example, front-office trading, middle office credit or market risk, or back office settlement. InBanking(TM) can also be implemented to support all these areas, plus others, as a single fully integrated solution.

InBanking(TM) provides NetSol with the significant opportunity to gain a sizable share of the treasury, capital markets and wholesale banking systems markets. Following a lull in the banking solution purchase market, caused by Y2K and disasters such as 9/11, market analysts, such as Celent and IBS Publishing, are forecasting significant system replacement activity over the next few years, particularly in the area of treasury management.

NetSol is currently and actively seeking a small number of banks and financial institutions to be pilot development partners for the final stage of the Phase One development program, implementing InBanking(TM) to support their specific requirements.

TiG-NetSol

In November 2004, the Company entered into a joint venture agreement with The Innovation Group ("TiG") whereby the TIG-NetSol (Pvt) Ltd., a Pakistani company, now called Extended Innovation, provides support services enabling TiG to scale solution delivery operations in key growth markets. TiG-NetSol operations are centered in NetSol's IT Village in Lahore, Pakistan, with a back up facility in Bangalore, India. NetSol owns 50.5 percent of the new venture, with TiG owning the remaining 49.5 percent. The entities share equally in the revenues of the joint venture. The outsourcing model between TiG and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), as well as, technical communication for TiG software. Initiated with a 10 person outsourcing team in Lahore in February 2005, this arrangement has extended to a 35 person team in July 2005 with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from TiG. Backed up by a dedicated 4Mbps fiber optic link for communication and teleconferencing, this arrangement will allow NetSol's human resources to efficiently and effectively respond to additional outsourcing and offshore configuration work.

Growth Through Acquisition and Alliances

In Mid-2004, NetSol management identified mergers and acquisitions as potential methods of capitalizing on the demand of the Company's flagship product, LeaseSoft and assisting the Company in launching its treasury banking software systems. This, together with the visible turnaround in the services and outsourcing sectors in global markets, led to a growth strategy encompassing both organic growth and mergers and acquisitions. While the calendar year 2004, focused on capitalizing on organic growth and investing in building up the Company's marketing and sales organization, the early part of 2005 saw a renewed focus on mergers and acquisitions. In February 2005, the Company closed the acquisition of CQ Systems Ltd., a UK based company. With a client network reaching across Europe, CQ Systems provides a platform for the Company's LeaseSoft products in the UK and continental Europe.

The Company continues to explore mergers and acquisition opportunities, both in the USA and Europe. Management believes that great value can be added to the Company by completing a series of acquisitions over the next five years. The model of targeting well established, profitable product companies, within NetSol's domain, management believes, has proven successful with the CQ acquisition. Management believes this model can be replicated over the next five years.

Growth through Establishing Partners Network

NetSol is well aware that market reach is essential to effectively market IT products and services around the globe. For this purpose, the Company is looking forward to establishing a network of partners worldwide. These companies will represent NetSol in their respective countries and will develop business for NetSol. Keeping these strategic objectives in view, NetSol has entered into a mutually non-exclusive agreement with Singapore Computer Systems (SCS) that allows SCS to market LeaseSoft in the entire Asia Pacific region.

Strategic Alliances

LeaseSoft is recognized as a Solution Blueprint by Intel Corporation. Intel has very stringent technical and market potential criteria for marking a solution as solution blueprint. The document is also available online from Intel's website http://www.intel.com/business/bss/solutions/blueprints/industry/finance/ index.htm

NetSol and Intel Corporation have a strategic relationship that would potentially permit NetSol to market its core product, `LeaseSoft', through Intel websites. In a joint press release made earlier in 2004, by both NetSol and Intel, both companies would deliver a new Solution Blueprint for its core leasing solution. With the collaboration to create a world-class blueprint for the leasing and finance industry, deployment should become even faster and smoother for our customers. Intel's website defines Intel's Solution Blueprints as detailed technical documents that define pre-configured, repeatable solutions based on successful real-world implementations. Built on Intel(R) architecture and flexible building block components, these solutions help deliver increased customer satisfaction, lower operating costs, and better productivity.

DaimlerChrysler Services Asia Pacific has established an "Application Support Center (ASC)" in Singapore to facilitate the regional companies in LeaseSoft related matters. This support center is powered by highly qualified technical and business personnel. ASC LeaseSoft in conjunction with NetSol Technologies (Pvt.) Ltd. Lahore are supporting DCS companies in seven different countries in Asia and this list can increase as other DCS companies from other countries may also opt for LeaseSoft. In June 2004, the Company entered into a Frame Agreement with DaimlerChrysler AG. This agreement, which serves as a base line agreement for use of the LeaseSoft products by DaimlerChrysler Services AG companies and affiliated companies, represents an endorsement of the LeaseSoft product line and the capabilities of NetSol to worldwide DaimlerChrysler Financial Services
(DCFS) entities. This endorsement has had a tremendous impact on our perspective customers, it has helped our sales and Business Development personnel to market and sell our LeaseSoft solution to blue chip customers around the world. This relationship has resulted in new agreements with DCFS and has served as a marketing source which has resulted in agreements with companies such as Toyota.

With the recent deregulation of Pakistan's telecommunications sector and the government's desire to attract investors to the country, while experiencing an unprecedented increase in exports, Pakistan is keen to build a solid technology infrastructure to support the growth expected over the next several years. The areas within Pakistan expects to receive major information technology investments by the government are education, public sector automation, railways and the country's armed forces.

As compared to the previous year, NetSol (Pvt) Ltd. was able to materialize a number of service contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them focused solely on software development and engineering. This year, NetSol has gone a step further by providing both consultancy services to organizations so as to improve their quality of operations and services and, wining strategically important assignments with the E-Governance domains for organizations of national significance in Pakistan including, but not limited to, the Prime Minister's office and the lower and upper houses of Parliament. These clients include private as well as public sector enterprises. Also, NetSol was successful in consolidating its standing as one of the preferred solutions providers for the Military sector and Defense organizations. The service offerings of NetSol has now diversified into a comprehensive supply chain of end to end services and solutions catering to private and public sectors, consultancies, applications development, systems engineering integration as well as other supporting processes for turnkey projects.


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

NetSol Akhter Pvt. Ltd., a subsidiary of the Company with ownership of 50.1% by the Company and 49.9% by Akhter Group, is a company capitalizing on the high growth of the telecommunications market in Pakistan. NetSol Akhter provides ISP services to clients in the three major cities of Pakistan and is looking to expand its service offerings. NetSol management took this strategic step to maintain its focus in the core business of software development and IT services.

As a direct result of a delay in the PTCL privatization, the state owned telecommunications monopoly, NetSol-Akhter has faced delays in finalizing cross network pricing and infrastructure rollout. However, the recent completion of the PTCL privatization process would provide some much needed impetus to the rollout plans. A giant UAE based telecom group (Eitesalat) has acquired 26% of PTCL for $2.6MN and will be taking over the management control of this state owned telecom giant of Pakistan.

Technical Affiliations

The Company currently has technical affiliations as: a MicroSoft Certified Partner; a member of the Intel Early Access Program; and, an Oracle Certified Partner.

Marketing and Selling

The Marketing Program

NetSol management is optimistic that the Company will experience ever increasing opportunities for its products offerings in 2006. The Company is aggressively growing the marketing and sales organizations in the United Kingdom, in conjunction with CQ Systems, Ltd., in Pakistan and the USA. Management believes that the year 2006 will follow 2005 as a year for continued growth, the launching of footprints in new markets, and penetration of established markets such as Asia Pacific and Europe.

While affiliations and partnering resulted in potential growth for the Company, marketing and selling remain essential to building Company revenue. The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting, and software solutions. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website and, also engineers and oversees central marketing and communications programs for use by each of the business units.

Our dedicated marketing personnel, within the business units, undertake a variety of marketing activities, including sponsoring focused client events to demonstrate our skills and products, sponsoring and participating in targeted conferences and holding private briefings with individual companies. We believe that the industry focus of our sales professionals and our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements. As the US technology market gradually improves, NetSol marketing teams are concentrating on the markets overseas with cautious entry into the US market.

The Markets

NetSol provides its services primarily to clients in global commercial industries. In the global commercial area, the Company's service offerings are marketed to clients in a wide array of industries including, automotive, chemical, textiles, Internet marketing, software, medical, banks, higher education and telecommunication associations, and, financial services.

Geographically, NetSol has operations on the West Coast of the United States, Central Asia, Europe, and Asia Pacific regions.

During the last two fiscal years, the Company's revenue mix by major markets was as follows:

                                                               2005     2004
                                                               ----     ----

North American (NetSol USA)                                       2%      12%
Europe (CQ Systems, UK Ltd.)                                     24%       6%
Other International (Abraxas, NetSol Technologies Ltd.,          74%      82%
NetSol (Pvt.), Ltd., NetSol Connect (Pvt) Ltd.)

Total Revenues                                                  100%     100%

Fiscal Year 2004-2005 Performance Overview

The Company has effectively expanded its development base and technical capabilities by training its programmers to provide customized IT solutions in many other sectors and not limiting itself to the lease and finance industry.

NetSol Technologies PVT Ltd.

Our off shore development facility continues to perform strongly and has enhanced its capabilities and expanded its sales and marketing activities. In May 2004, NetSol inaugurated its newly built Technology Campus in Lahore, Pakistan. This was followed by a formal inauguration on March 4, 2005, by the Prime Minister of Pakistan, Shaukat Aziz. This state-of-the-art, purpose-built and fully dedicated IT and software development facility, is the first of its kind in Pakistan. NetSol also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park. By this agreement, the IT ministry has invested nearly 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility. This facility currently houses 400 employees and thus has become the backbone of NetSol business model providing world class IT talent and a cost arbitrage that is attractive to western customers.

The Lahore operation supports the worldwide customer base of the LeaseSoft suite of products and all other product offerings. NetSol has continued to lend support to the Lahore subsidiary to further develop its quality initiatives and infrastructure. The development facility in Pakistan, being the engine which drives NetSol, continues to be the major source of revenue generation. The Pakistan operation contributed 53% of the 2005 revenues with $6.6 million in revenues for the current year. This was accomplished primarily through export of IT services and product licensed to the overseas markets. The total revenue of NetSol Pakistan, including the Pakistan domestic market, was $6.55 million with a record profit of $3.3 million.

Seeking to take further advantage of the bourgeoning Pakistani markets, including the capital markets, the Company listed NetSol Technologies Ltd. on the Karachi Stock Exchange ("KSE") in August 2005. The initial public offering of stock, of NetSol Technologies Ltd., together with the pre-initial public offering private placement, raised over $5.83 million. NetSol Technologies Ltd. is listed on the KSE under the symbol "NETSOL". Trading of `NETSOL' on the KSE commenced on August 26, 2005. The successful listing of the subsidiary in this emerging capital markets, has increased visibility in Pakistan capturing the interest of both public and private sectors for new business opportunities. Furthermore, NetSol expects to leverage its position as one of the most reputed software developer's in Pakistan with a much improved balance sheet to attract major new projects and customers.

While available to support its product and services base on a world-wide basis, NetSol Tecnologies PVT Ltd.'s selling and marketing efforts are focused on Asia. Using the distribution channels in Lahore, Beijing and many client sites, we are consolidating the Australian office and merging it with the Lahore facility. The existing senior management from Australia will now be directed by the Lahore operation which will serve the Australian-New Zealand markets. The Company expects to save nearly $250,000 by this initiative.

NetSol has signed on new customers for LeaseSoft as well as for bespoke development services. For LeaseSoft the following new projects were earned by the Company:

      o DaimlerChrysler Auto Finance China- Licensing and customization of LeaseSoft CAP, CMS & WFS.

      o     Toyota  Leasing  Thailand  (TLT)  -  Licensing,   customization  and
            implementation of LeaseSoft CAP (formerly PMS), CMS & WFS.

      o TLT is a volume leader in captive finance companies in Thailand. NetSol considers it a big strategic break as delivering successfully in Thailand will position NetSol to target Toyota Finance companies around the world.

      o     Mercedes  Benz  Finance   Japan-Licensing   and   implementation  of
            LeaseSoft  WFS.

      o     Toyota  Motor  Finance  China-  Licensing  and   implementation   of
            LeaseSoft WFS.

      o Mauritius Commercial Bank, Mauritius- Licensing and implementation of LeaseSoft CMS and LeaseSoft CAP.

      o CMM Evaluation Consultancy Services for the Pakistan Software Export Board (PSEB).

As a part of Ministry of Information Technology's efforts for the process improvements in the operations of Pakistani software houses, NetSol, under the auspices of PSEB, is actively undertaking exercises for these consultancy services for different software companies. The key aspects of these services would be CMM1 introduction, gap analyses for ISO 9001:2000 compliant procedures, CMM Level 2/3 pre-assessments, consultancies, evaluations and tracking/analyses of such improvements. The clientele for these NetSol professional services includes: DPS Islamabad, Shaukat Khanum Memorial Trust (SKMT) Lahore, ProSol Islamabad, GeoPac Islamabad, yEvolve Karachi, and Avanza Solutions, Karachi.

Management believes that NetSol has been identified as a premium IT company in Pakistan and with its matured products and services, local demand is surging. A few of the recently signed agreements in the private and public sectors are:

      o     Pakistan Administrative Staff College

      o     Government of Punjab (Motor Transport Management)

      o     Pakistan Software Export Board

      o     Ministry of Defense (multiple projects)

      o     All Pakistan Textiles Processing Mills Association (APTPMA)

      o National Assembly and Senate of Pakistan (Electronic Government Directorate)

      o Prime Minister of Pakistan's Secretariat (Electronic Government Directorate)

      o     Armed Forces Institute of Dentistry


There is a growing domestic business in Pakistan for the IT and IT enabled services, as stated above, and NetSol is strategically positioned to support a very stable and economically beneficial pipeline to win many more and major new projects in the public and private sectors. NetSol will continue to strengthen its position as a dominant IT solutions provider in this explosive growth market.

NetSol IT Matrix (NITM) for Information Security and related services.

NetSol has entered into a joint venture agreement with IT Matrix, Saudi Arabia, for the provision of information security and related consultancy services for the growing IT services market in Pakistan. Realizing the already established potential of information security strength of NetSol in Pakistan and the capability/experience of IT Matrix Saudi Arabia, the organizations agreed to form a new business entity in Pakistan (NITM) to jointly pursue the information security business. IT Matrix is among the few companies in the region which has built its Information Security solutions integrating hardware, software and services. It is currently the leading Information Security solutions provider in the Kingdom of Saudi Arabia, with corporate offices in Riyadh and one branch office in Al-Khobar (Easter Province). The company has partnerships with a number of leading information security vendors in the world and is the first company in the region to have built its IT security technologies with 100% local development in Saudi Arabia.

The business objectives of the joint venture will be to: develop intellectual capital in the form of information security technologies; information security professional consultancy services; methodologies for implementation and maintenance; information security training and educational material with delivery mechanism and sales of information security consulting services; NITM developed information security technologies; support services for information security technology (people and processes); information security training and education; and, 24x7 security surveillance centers.

NetSol Technologies UK Ltd

NetSol Technologies Limited, the Company's UK subsidiary, was formed in Fiscal 2003. Located in the heart of the City of London, one of the world's major banking and finance centers, the company is resourced with experts from the financial services industry, including its chairman, Ed Holmes, with experience such as Group Executive Europe and chairman/CEO of Citibank International Plc.. The UK subsidiary is responsible for the Company's activities in the UK, Europe and Middle East and includes the spearheading of the sales and marketing efforts for InBanking(TM), NetSol's treasury and wholesale banking solution; plus ongoing marketing and sales of the LeaseSoft portfolio of leasing solutions and NetSol's range of on and off-shore IT services.

With the acquisition of CQ Systems, Ltd., which is managed by NetSol UK, the Company has added a complimentary suite of leasing products. CQ Systems Ltd. was established in 1986 and provides robust, powerful, scalable and safe contract management and accounting solutions for the installment credit, motor finance and asset finance markets. The modules provide an end-to-end contractual solution - from underwriting, contract administration and accounting through to asset disposal and re-marketing. Today CQ has more than 55 banking, independent and captive finance house clients in the UK, Europe, Africa and Asia. The revenue generated by CQ Systems from the date of acquisition (Feb 21 to June 30, 2005) was $2.3 million, or 18% of the Company's total revenues. The net income before tax reported for the same period was about $432,000. In terms of CQ Systems stand alone revenues for year 2004-2005, the revenues exceeded $6 million.

Subsequent to the CQ Systems acquisition, it was decided to use NetSol UK as a marketing arm of the Lahore subsidiary and mergers and acquisition arm of the Company.

Depending solely upon organic growth, the UK company produced $688,000 in revenue for the current fiscal year or 5.53% of the Company's total revenues. The net income was reported approximately $159,900. The main focus of this entity is to market the array of banking and leasing solutions in the heart of the financial district in London and the rest of Europe.

NetSol TIG, Joint Venture

As disclosed before, the newly formed outsourcing joint ventures of NetSol with a UK based IT solutions provider TIG, Plc. contributed approximately $448,000 in revenue in just five months or 3.6% of the Company's revenues. The total net profit was $250,000 before adjusting the minority interest; NetSol owns 51% while TIG owns 49% of the JV.

NetSol Connect

In August 2003, NetSol entered into an agreement with United Kingdom based Akhter Group PLC (Akhter). Under the terms of the agreement, Akhter Group acquired 49.9% of the Company's subsidiary; Pakistan based NetSol Connect Pvt Ltd., an Internet service provider (ISP) in Pakistan. As part of this Agreement, NetSol Connect changed its name to NetSol Akhter. A change in the ownership structure in September 2003 and the consolidation and readjustment of the revenue model caused revenue reduction in fiscal year 2004 as compared to the fiscal year 2003. During the current fiscal year, NetSol Connect steadily grew its presence in three cities (Karachi, Lahore and Islamabad) by acquiring a small Internet online company called Raabta Online in early 2004. This created a national presence for wireless broadband business in key markets that have experienced explosive growth. NetSol Akhter with its new laser and wireless technologies has a potential to become a major brand in Pakistan. The partnership with Akhter Computers is designed to rollout the services of connectivity and wireless to the Pakistani national market.

Akhter, one of the oldest established computer companies in the UK, is well recognized as a provider of managed Internet services, integrated networks, both local area networks and wide area networks, as well as metropolitan area networks within the UK. Akhter owned proprietary broadband technologies and solutions will provide NetSol Connect a technologically strong platform for strengthening its telecommunications infrastructure within Pakistan with a goal of becoming a leading provider of broadband Internet access to both residential and commercial users.

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

NetSolConnect Pvt Ltd. will continue to aggressively seek revenues to growth. The revenue contribution for NetSolConnect was $1.14 million or about 9.2% of 2005 revenues. The total net loss was $27,422 before adjusting the minority interest;

NetSol USA

In February 2005, NetSol USA operations were merged with the parent company. NetSol USA managed the successful completion and implementation of projects for a Seattle based software company, Capital Stream. This contract was awarded at the end of 2003 and was completed in the middle of fiscal year 2005. With NetSol USA focusing on consulting services in areas not necessarily compatible with the NetSol products and services base, and the completion of the Capital Stream project the Company elected to consolidate the Maryland office into the Company's headquarters in Calabasas, California. NetSol USA was responsible for $295,000 in revenues or 2.4% of total revenues to the Company. The downsizing of NetSol USA office would contribute to over $250,000 of annual savings.

LeaseSoft Sales

LeaseSoft received a major recognition when DaimlerChrysler Services (DCS) AG, Germany signed a global frame agreement with NetSol for LeaseSoft. Under the terms of the open-ended global frame contract, LeaseSoft is named as one of the strategic, asset-based, finance software solutions for DCS.

Within the DCS locations, the Global Frame Agreement was responsible for the following additional sales of LeaseSoft in the year ended June 30, 2005: licensing and implementation of LeaseSoft PMS, CMS and WFS for DaimlerChrysler Auto Finance China; and, Licensing and Implementation of LeaseSoft WFS for Mercedes Benz Finance Japan.

Other than DCS, NetSol was also successful in entering into agreements with new customers in the region. A major breakthrough was Toyota Leasing Thailand allowing NetSol to offer and provides services to another leader in the region's automotive markets. This arrangement was later extended to a second Toyota client in China (Toyota Motors Finance China (TMFCN)). New customers included: licensing and implementation of WFS, CMS and PMS for Toyota Leasing Thailand; licensing and implementation of LeaseSoft for Toyota Motors Finance China; and, licensing and implementation of LeaseSoft PMS and CMS for Mauritius Commercial Bank, Mauritius.

Technology Campus

The Company broke ground for its Technology Campus in January 2000 with a three-phase plan of completion. Initially, the Company anticipated the completion of Phase One by fall 2001, but due to the delay in financing, and other macro and micro challenges facing the Company, the completion was delayed. The Technology Campus was completed in May 2004 and the Lahore operations relocated to the facilities in May 2004. By relocating the entire Lahore operation from its previously leased premises to the Campus, the Company saves approximately $150,000 annually. The campus is currently capable of housing over 2,500 IT professionals in approximately three acres of land. The campus site is located in Pakistan's second largest city, Lahore, with population of six million. An educational and cultural center, the city is home to most of the leading technology oriented academia of Pakistan including names like LUMS, NU-FAST & UET. These institutions are also the source of quality IT resources for the Company. Lahore is a modern city with very good communication infrastructure and road network. The Technology campus is located at about a 5-minute drive from the newly constructed advanced and high-tech Lahore International Airport. This campus is the first purpose built software building with state of the art technology and communications infrastructure in Pakistan. The Company has made this investment to attract contracts and projects from blue chip customers from all over the world.

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

To encourage all employees to build on our core values, we reward teamwork and promote individuals who demonstrate these values. NetSol offers all of its employees the opportunity to participate in its stock option program. Also, the Company has an intensive orientation program for new employees to introduce our core values and a number of internal communications and training initiatives defining and promoting these core values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based. NetSol worldwide is an equal opportunity employer. NetSol attracts professionals not just from Pakistan, where it is very well known, but also IT professionals living overseas.

Management believes it has been successful in capitalizing on the "Reverse Brain Drain" phenomenon whereby it has been able to attract and retain highly qualified and suitably experienced IT and management professionals working overseas and returning to Pakistan. These include senior management as well as software development professionals that shall directly contribute to the organization improvement of various engineering processes and procedures at NetSol.

NetSol believes it has gathered, over the course of many years, a team of very loyal, dedicated and committed employees. Their continuous support and belief in the management has been demonstrated by their further investment of cash. Most of these employees have exercised their millions of stock options during very difficult times for the Company. Management believes that its employees are the most invaluable asset of NetSol. The Company's survival in the most challenging times is due, in part, to their dedication towards continuous achievement of highest quality standards and customer satisfaction. With each acquisition, NetSol is able to combine both work forces. For example, NetSol and CQ Systems have effectively and swiftly integrated the culture, systems and processes creating an environment satisfactory for its employees.

Overall, NetSol as a global IT company has over 25% female employees with the biggest concentration in our development facility in Lahore. The Company is an equal opportunity employer. Being a successful company with a well respected name in the business community, NetSol encourages its employees to actively participate and contribute to charitable contributions for catastrophic tragedies such as Tsunami disaster and the Gulf Coast disaster caused by Katrina Hurricane in the US.

There is significant competition for employees with the skills required to perform the services we offer. The Company believes that it has been successful in its efforts to attract and retain the highest level of talent available, in part because of the emphasis on core values, training and professional growth. We intend to continue to recruit, hire and promote employees who share this vision.

As of June 30, 2005, we had 530 full-time employees; comprised of 410 IT project personnel in Pakistan, UK and Australia and 125 non-IT personnel in Pakistan, UK, Australia and US. This includes 40 employees in sales and marketing and 85 in general and administration. There are a total of five part-time employees and the rest are full-time employees. None of our employees are subject to a collective bargaining agreement. Our telecom subsidiary NetSolConnect has over 99 full time employees based in Karachi, Pakistan.


Competition

Neither a single company nor a small number of companies dominate the IT market in the space in which the Company competes. A substantial number of companies offer services that overlap and are competitive with those offered by NetSol. Some of these are large industrial firms, including computer manufacturers and computer consulting firms that have greater financial resources than NetSol and, in some cases, may have greater capacity to perform services similar to those provided by NetSol.

Some of the competitors of the Company are International Decisions Systems, McCue Systems, EDW, Data Scan, AIPAC, CHP, KPMG, LMK Resources, Systems Innovation (Si3), Bearing Point, Kalsoft, Systems Limited, Oratech Pakistan, TechAccess Pakistan a few others. These companies are scattered worldwide geographically. In terms of offshore development, we are in competition with some of the Indian companies such as Wipro, HCL, TCS, InfoSys, Satyam Infoway and others. Many of the competitors of NetSol have longer operating history, larger client bases, and longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, and public relations resources than NetSol. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

Customers

Some of the customers of NetSol include: DaimlerChrysler Services AG; DaimlerChrysler Asia Pacific - Singapore; Mercedes Benz Finance - Japan; Yamaha Motors Finance - Australia; DaimlerChrysler Services-Taiwan; Debis Portfolio Systems - UK; DaimlerChrysler Services - Australia; DaimlerChrysler Leasing - Thailand; DaimlerChrysler Services - Korea; UMF Leasing Singapore; MCB
Mauritius; Toyota Leasing Thailand; Toyota Motors Finance China; and, DaimlerChrysler Services New Zealand. In addition, NetSol provides offshore development and customized IT solutions to blue chip customers such as Citibank Pakistan, DCD Holding UK, Toyota Leasing Thailand, and Habib Allied Bank UK. NetSol is also a strategic business partner for DaimlerChrysler (which consists of a group of many companies), which accounts for approximately 20% of our revenue. No other individual client represents more than 10% of the revenue for the fiscal year ended June 30, 2005.

As compared to the previous year, NetSol Technologies (Pvt.) Ltd. was able to materialize a number of services contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them were solely focusing on software development and engineering. This year, NetSol, has gone a step further by providing consultancy services to organizations so as to improve their quality of operations and services in addition to winning strategically important assignments within the E-Governance domain for organizations of national significance in Pakistan, including, Prime Minister's office and the lower and upper houses of Parliament. These clients include private as well as public sector enterprises. Also, NetSol was successful in consolidating its standing as one of the preferred solutions provider for the Military sector and Defense organizations. The NetSol service portfolio has now diversified into a comprehensive supply chain of end to end services and solutions catering to BPR, consultancies, applications development, and systems engineering integration as well as other supporting processes for turnkey projects.

New Local Customers are as follows:

      o     Pakistan Administrative Staff College

      o     Government of Punjab (Motor Transport Management)

      o     Pakistan Software Export Board

      o     Ministry of Defense (multiple projects)

      o     All Pakistan Textiles Processing Mills Association (APTPMA)

      o Prime Minister of Pakistan's Secretariat (Electronic Government Directorate)

      o National Assembly and Senate of Pakistan (Electronic Government Directorate)

      o     Armed Forces Institute of Dentistry


The Internet

The Company is committed to regaining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet provides greater convenience and efficiency to customers and, in turn, to the Company. The Company receives 150,000 hits per month to www.NetSoltek.com. The Company also maintains a product specific website for LeaseSoft at www.leasesoft.biz. The website for CQ Systems is www.CQSystems.com

NetSol's software development and SQA team as well as its clients use its web based customer relationship management solution (HelpDesk) for timely and direct communication during the support and maintenance phases of Through its Web sites, customers, potential customers and investors can access a wide range of information about the Company's product offerings, can configure and purchase systems on-line, and can access volumes of support and technical information about the Company. More details can be found on http://www.netsolhelp.com.

Operations

The Company's headquarters are in Calabasas, California. Nearly 80% of the production and development is conducted at NetSol in Lahore, Pakistan. The other 20% of development is conducted in the Proximity Development Center or "PDC" in Horsham, UK to cater to the UK and European customers. The majority of the marketing is conducted through NetSol Technologies, Pvt Ltd in Lahore, Pakistan, NetSol UK, CQ Systems in the UK, and NetSol CQ in Beijing, China These are the core operating companies engaged in developing and marketing IT solutions and software development and marketing.

NetSol UK, together with CQ Systems, services and supports the clients in the UK and Europe. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions.

A significant portion of the software is developed in Pakistan. Despite of the global unrest due to the Iraq war and international terrorism, as well as economic pressure due to skyrocketing oil prices, the economy of Pakistan has made a positive turn around. The economy of Pakistan has grown to over 8.6% in 2005 and it is expected to sustain the same trend for years. For the first time in the history of Pakistan, the foreign exchange reserve has exceeded $13.0 billion in comparison with just below $2.0 billion in 2000. There has been a massive surge in FDI or foreign direct investments in Pakistan by foreigners. These investments have been in many sectors, to name a few: industrial infrastructure, telecom, oil & gas, stock market and real estate. The stock market in Pakistan is the most bullish in the Asia Pacific region with market growth over 600% year to date (Karachi Stock Exchange on October 18, 2001 was at 1,103 points vs. about 7,700 in recent times). Pakistan, now a close US ally, is recognized by the western world as becoming very conducive and attractive for foreign collaboration and investments. The breakthrough `thawing' of relationships between Pakistan and its biggest democratic neighbor, India, has stabilized the South East Asia region. This environment has raised the comfort and confidence of foreign investors and major US and European corporations to enhance their businesses in Pakistan. Due to many strategic measures and decisions by the government of Pakistan, the telecom sector has been privatized. Several new foreign telecom giants have made some serious investments in Pakistan. The biggest example is an U.A.E. based Telecom giant `EITESALAAT' which acquired 26% or management control of `PTCL' a government owned telecom company. This reflects a true potential and tremendous growth opportunities in Pakistan.

The Company is in an extremely strong position to continue to use this offshore model, which includes competitive price advantage to serve its customers. Due to all major improvements economically, politically and regionally, Pakistan's perception is improving drastically in recent months. A few major names such as Microsoft, Oracle, Cisco, Tata Consulting Services (India) and many other major names have recently signed agreements for collaboration and alliances with Pakistani companies. NetSol's few major successes achieved in 2005 were:

      *     A successful acquisition of CQ systems of UK
      *     A successful JV of NetSol and TIG to use offshore  development model
      *     A global frame agreement with Daimler Credit Services
      *     Adding blue chip customers such as Toyota Leasing Thailand.

Just recently Moody's International assessed Pakistan as less vulnerable than many countries in the Asia Pacific region. Also, Standard & Poors rating on Pakistan has been improved to positive. The present government has taken major bold steps to attract new foreign investment and bolster the local economy. The confidence of the local investors and foreign investors has been undoubtedly enhanced resulting in stronger demand of new listing in the stock markets. Also recently the telecom sector received a boost when the IT ministry was able to successfully auction two new mobile phones licenses for a total of $592 million to two European Telecom conglomerates. This was a landmark development and it simply underscores the confidence and growing interest of foreign companies in investing in Pakistan.

Organization

NetSol Technologies, Inc. (formerly NetSol International, Inc.) was founded in 1997 and is organized as a Nevada corporation. The Company amended its Articles of Incorporation on March 20, 2002 to change its name to NetSol Technologies, Inc.

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) raise funds for continued operations and growth; (c) make a major entry in the US market and, (d) streamline sales and marketing efforts in the Asia Pacific region, Europe, Japan and Australia. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic and bullish. With continued emphasis on a shift in product mix towards the higher margin consulting services, the Company anticipates to be able to continue to improve operating results at its core by reducing costs and improving gross margins. Management is very excited and positive about a seamless transition and integration of CQ Systems with NetSol front end and back end operations.

Intellectual Property

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information. The NetSol logo and name, as well as the LeaseSoft logo and product name have been copyrighted and trademark registered in Pakistan. The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.


Governmental Approval and Regulation

Current Company operations do not require specific governmental approvals. Like all companies, including those with multinational subsidiaries, we are subject to the laws of the countries in which the Company maintains subsidiaries and conducts operations. Pakistani law allows a tax exemption on income from exports of IT services and products up to 2016. While foreign based companies may invest in Pakistan, repatriation of their investment, in the form of dividends or other methods, requires approval of the State Bank of Pakistan. The present Pakistani government has effectively reformed the policies and regulations effecting foreign investors and multinational companies thus, making Pakistan an attractive and friendly country in which to do business.

ITEM 2 - PROPERTIES

Company Facilities

As of December 2003, the Company's headquarters were moved from its previous facility to one with approximately 1,919 rentable square feet and a monthly rent of $3,933 per month. The lease is a two-year and one-half month lease expiring in December 2005. The Company's current facilities are located at 23901 Calabasas Road, Suite 2072, Calabasas, CA, 91302.

Other leased properties as of the date of this report are as follows:

Location/Approximate Square Feet                                Purpose/Use                              Monthly
Rental Expense
Australia............................       1,140               Computer and General Office              $ 1,380

Beijing..............................         188               General Office                           $ 1,900

London (United Kingdom)..............         378               General Office                           $ 5,500

Horsham (CQ Systems).................       6,570               Computer and General Office              $10,989

The Australia lease is a three-year lease that expires in September 2007 and currently is rented at the rate of $1,380 per month. The Beijing lease is a one year lease that expires in June 2006. The monthly rent is $2,280 per month with the first two months free bringing the average monthly rent to $1,900 per month. Our London, UK operations are currently conducted in leased premises operating on a month-to-month basis with current rental costs of approximately $5,500 per month. The CQ System facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of (pound)75,000 (approximately $131,871.15) with an early termination option in June 2006.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space.

Lahore Technology Campus

The newly built Technology Campus was inaugurated in Lahore, Pakistan in May 2004. This facility consists of 40,000 square feet of computer and general office space. This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan. Title to this facility is held by NetSol Technologies Pvt. Ltd. and is not subject to any mortgages. The Company also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park. By this agreement, the IT ministry has invested early 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility. NetSol has currently over 400 employees in this new facility.

ITEM 3 - LEGAL PROCEEDINGS

On July 26, 2002, NetSol was served with a Request for Entry of default by Surrey Design Partnership Ltd. ("Surrey"). Surrey's complaint for damages sought $288,743.41 plus interest at the rate of 10% above the Bank of England base rate from January 12, 2002 until payment in full is received, plus costs. The parties agreed to entry of a Consent Order whereby NetSol agreed to make payments according to a payment schedule. NetSol made payments up to May of 2002 but was unable to make payments thereafter. On September 25, 2002, the Company entered into a settlement agreement with Adrian Cowler ("Cowler"), a principal of Surrey, and Surrey. The Company agreed to pay Cowler (pound)218,000 or approximately $320,460 including interest, which the Company has recorded as a note payable in the consolidated financial statements. The agreement called for monthly payments of (pound)3,000 per month until March 2004 and then (pound)4,000 per month until paid. As of June 30, 2004, the balance was $146,516. During the six months ended December 31, 2004, we paid (pound)12,000 or $21,997. In December 2004, the Company reached an agreement to pay the balance in one lump-sum payment. Cowler agreed to accept (pound)52,000 or $103,371 as payment in full. This amount was paid in December 2004.

On July 31, 2002, Herbert Smith, a law firm in England, which represented NetSol in the Surrey matter filed claim for the sum of approximately $248,871 (which represents the original debt and interest thereon) in the High Court of Justice Queen's Bench Division. On November 28, 2002, a Consent Order was filed with the Court agreeing to a payment plan, whereby we paid $10,000 on execution, $4,000 a month for one year and $6,000 per month thereafter until the debt is paid. The balance owing at March 31, 2005 was $143,321. In April 2005, an agreement was reached with Herbert Smith whereby they accepted $135,000 as payment in full. This final installment of this compromised amount was paid in May 2005.


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



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ending June 30, 2005.

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

                                    2004-2005         2003-2004
Fiscal
Quarter                           High     Low      High     Low
--------                         ------   ------   ------   ------
1st (ended September 30)           1.99     1.09     5.50     1.94
2nd (ended December 31)            2.71     1.14     3.16     2.05
3rd (ended March 31)               2.67     1.82     3.15     2.07
4th (ended June 30)                2.15     1.84     3.09     2.01


RECORD HOLDERS - As of September 9, 2005, the number of holders of record of the Company's common stock was 168. As of September 9, 2005, there were 14,162,373 shares of common stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2005:

-------------------------------------------------------------------------- ------------------------------------
                                     Number of              Weighted-average          Number of securities
                                   securities to            exercise price of              remaining
                                     be issued                 outstanding               available for
                                        upon                options, warrants           future issuance
                                     exercise of               and rights                 under equity
                                     outstanding                                          compensation
                                      options,                                               plans
                                      warrants                                             (excluding
                                     and rights                                            securities
                                                                                          reflected in
                                                                                           column (a))
---------------------------------------------------------------------------------------------------------------
    Equity Compensation             5,038,000(1)                $2.60(2)                  3,013,667(3)
     Plans approved by
     Security holders
---------------------------------------------------------------------------------------------------------------
    Equity Compensation                 None                      None                        None
   Plans not approved by
     Security holders
---------------------------------------------------------------------------------------------------------------
           Total                    5,038,000                   $2.60                     3,013,667
---------------------------------------------------------------------------------------------------------------

      (1) Consists of 111,000 under the 2001 Incentive and Nonstatutory Stock Option Plan; 1,139,500 under the 2002 Incentive and Nonstatutory Stock Option Plan; 787,500 under the 2003 Incentive and Nonstatutory Stock Option Plan; and 3,000,000 under the 2004 Incentive and Nonstatutory Stock Option Plan.
      (2)   The weighted average of the options is $2.60.
      (3) Represents 1,123,500 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan; and, 1,890,167 available for issuance under the 2004 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal years ended June 30, 2005 and 2004, employees exercised options to acquire 890,110 and 1,067,309 shares of common stock in exchange for a total exercise price of $1,114,733and $957,892, respectively.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol's financial position and results of operations for the year ended June 30, 2005.

Forward Looking Information

This report contains certain forward-looking statements and information relating to NetSol that is based on the beliefs of management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to NetSol or its management, are intended to identify forward-looking statements. These statements reflect management's current view of NetSol with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results may vary materially from those described in this report as anticipated, estimated or expected. NetSol's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render NetSol's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company's business is built. NetSol does not intend to update these forward-looking statements.

PLAN OF OPERATIONS

Management has set the following new goals for NetSol's next 12 months.

Initiatives and Investment to Grow Capabilities


      o     Achieve CMM Level 5 Accreditation in 2005-2006.

      o     Enhance   Software   Design,   Engineering   and  Service   Delivery
            Capabilities by increasing investment in training and development.

      o Enhance and invest in R&D or between 7-10 % of yearly budgets in financial, banking and various other domains within NetSol's core competencies.

      o Aggressively expand the sales and marketing organization in all key locations by hiring senior and successful personnel.

      o Recruit additional senior level Managers both in Lahore, China and UK to be able to support potential new customers from the North American, Asia Pacific and European markets.

      o Aggressively exploit the booming Chinese market by strengthening NetSol's presence in China.

      o Launch its marketing presence in the US markets through M&A activities in the domain of our core competencies.

      o Embark on a program of recruiting the best available talent in Project and Program Management.

      o     Increase   Capex,   to  enhance   Communications   and   Development
            Infrastructure.

      o     Launch  new  business   development   initiatives  in  hyper  growth
            economies such as China and Eastern Europe.

      o Create new technology partnership with Oracle and strengthen our relationship with Intel in Asia Pacific and in the USA.

      o Aggressively market LeaseSoft especially in Asia Pacific, Europe and globally.

      o     Forge a partnership  with a US based telecom company for its telecom
            division  to  fully  exploit  the  explosive   market  potential  in
            Pakistan.


Top Line Growth through Investment in aggressively marketing organically and by mergers and acquisition ("M&A") activities:

      o Launch LeaseSoft into new markets by assigning new, well-established companies as distributors in Europe, Asia Pacific and North America.

      o     Aggressive marketing in China for LeaseSoft and related services.

      o Expand relationships with key customers in the US, Europe and Asia Pacific.

      o     Product Positioning through alliances and partnership.

      o     Joint Ventures.

      o     Direct Marketing of Services.

      o Embark on roll up strategy by broadening M&A activities broadly in the software development domain.

      o Enhance the sales and marketing organization by hiring new key executives in the US, UK and Asia.

      o Effectively position and marketing campaign for `Inbanking' or PTS. This is a potentially big revenue generator in the banking domain for which NetSol has already invested significant time and resources towards completing the development of this application.

      o Explore new diversified opportunities in the areas of Business process Outsourcing.

Funding and Investor Relations:

      o Raise new capital from emerging markets without or limited usage of NetSol securities to further strengthen the balance sheet and capital resources.

      o Attract long term institutional investors and partners both in the US and in Asia.

      o     Infuse new capital from potential exercise of outstanding investors'
            warrants  and  employees   options  for  business   development  and
            enhancement of infrastructures.

      o Continuing to efficiently and prudently manage cash requirements and raise capital from the markets only as it deems absolutely necessary to execute the growth strategy.

      o Enhance the visibility of company's stock to US based institutional investors, funds and research analysts.

Improving the Bottom Line:

      o Continue to review costs at every level to consolidate and enhance operating efficiencies.

      o     Grow process automation.

      o     Profit Centric Management Incentives.

      o     More local empowerment and P&L Ownership in each Country Office.

      o Improve productivity at the development facility and business development activities.

      o Cost efficient management of every operation and continue further consolidation to improve bottom line.

      o     Integrate  and  centralize  the  US   headquarters   and  Australian
            operations and improve the costs and bottom line.

Management believes that NetSol is in a position to derive higher productivity based on current capital employed.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development `engine' of NetSol, which became CMM Level 2 in early 2002. In a quest to continuously improve its quality standards, NetSol reached CMM Level 3 assessment in July 2003. According to the website of SEI of Carnegie Mellon University, USA, only a few software companies in the world have announced their assessment of level 3. As a result of achieving CMM level 4, NetSol is experiencing a growing demand for its products and alliances from blue chip companies worldwide. NetSol is now aiming for CMM level 5, the highest CMM level in the next year. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMM levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMM levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology.

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

      o     Outsourcing   of  services  and  software   development  is  growing
            worldwide.

      o The Global IT budgets are estimated to exceed $1.2 trillion in 2004 and beyond, according to the internal estimates of Intel Corporation. About 50% of this IT budget would be consumed in the US market alone primarily on the people and processes.

      o Cost arbitrage, labor costs still very competitive and attractive when compared with India.

      o Overall economic expansion worldwide and explosive growth in the merging markets specifically.

      o Regional stability and improving political environment between Pakistan and India.

      o Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $13 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and elimination of corruption at the highest level.

      o Stronger ties between the US and Pakistan creating new investment and trade opportunities.

      o Robust growth in outsourcing globally and investment of major US and European corporations in the developing countries.

      o     Chinese economic boom leading to new market opportunities.

Negative trends:

      o The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.

      o Negative perception and image created by extremism and terrorism in the South Asian region.

      o Skyrocketing oil prices and unfortunate affects of Hurricane Katrina on US economy.

      o     Continuous impact of Iraq war on US and global economy.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the fiscal years ended June 30, 2005 and 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CASH RESOURCES

We were successful in improving our cash position by the end of our fiscal year, June 30, 2005 with $1,371,727 in cash worldwide and $205,480 in certificates of deposit. In addition, $1,114,733 was injected by the exercise of options by several employees in 2005.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Chief Financial Officer

In July 2005, Mr. Najeeb Ghauri resigned from his position of Chief Financial Officer of the Company retaining his position as Chairman of the Board under an Executive capacity. Ms. Tina Gilger a CPA and formerly the Company's controller was appointed by the board of directors to replace Mr. Ghauri.

Board of Directors

At the 2005 Annual Shareholders Meeting a seven member board was elected. The shareholders voted for the following slate of directors: Mr. Najeeb U. Ghauri, Mr. Jim Moody, Mr. Salim Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki and Mr. Irfan Mustafa. Mr. Mustafa resigned from the board in June 2005. Mr. Derek Soper was appointed by the board to replace Mr. Shabir Randeree who did not stand for re-election.

Committees

The Audit committee is made up of Mr. Jim Moody as chairman, Mr. Burki and Mr. Beckert as members. The Compensation committee consists of Mr. Burki as its chairman and Mr. Soper and Mr. Beckert as its members. The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Moody and Mr. Burki as members.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2005 COMPARED TO THE YEAR ENDED JUNE 30, 2004

Net revenues for the year ended June 30, 2005 were $12,437,653 as compared to $5,749,062 for the year ended June 30, 2004. Net revenues are broken out among the subsidiaries as follows:

                                     2005              %          2004              %
                                 -----------                  -----------
Netsol USA                       $   295,725          2.38%   $   676,857         11.77%
Netsol Tech (1)                    6,557,031         52.73%     3,190,049         55.49%
Netsol Private (2)                   776,572          6.24%       483,788          8.42%
Netsol Connect                     1,143,616          9.19%       778,598         13.54%
Netsol UK                            687,620          5.53%       356,215          6.20%
Netsol-Abraxas Australia             217,470          1.75%       263,555          4.58%
CQ Systems                         2,311,345         18.58%            --          0.00%
Netsol-TiG                           448,274          3.60%            --          0.00%
                                 -----------   -----------    -----------   -----------
    Total Net Revenues           $12,437,653        100.00%   $ 5,749,062        100.00%
                                 ===========   ===========    ===========   ===========

      (1)   Refers to NetSol Technologies (Pvt.) Limited
      (2)   Refers to NetSol (Private) Limited

The total consolidated net revenue for fiscal year 2005 was $12,437,653 compared to $5,749,062 in fiscal year 2004. This is a nearly 116% increase in revenue. The increase is attributable to increased sales, the acquisition of CQ Systems and the forming of the joint-venture with TiG.

The fiscal year ended June 30, 2005 was a very busy and exciting period for NetSol worldwide. The Company added a few major new customers such as DaimlerChrysler in China, Japan, and New Zealand and Toyota Leasing Thailand and China. In addition, many new customers were added in Pakistan in both the public and private sectors. NetSol signed many new alliances and partnerships in fiscal year 2005. The most significant of all was the joint venture with a UK based company, The Innovation Group ("TiG"). NetSol owns 51% of this new entity while TIG owns 49%. The partnership is designed to outsource the global IT projects of TiG to NetSol in Pakistan.

NetSol made a significant move by acquiring 100% of a UK based software company CQ Systems Ltd. in February 2005. The acquisition of CQ Systems has provided NetSol a very strong and seasoned management team with a mature, profitable, business.

NetSol's global frame agreement with DaimlerChrysler Services ("DCS") qualifies NetSol as a preferred vendor to DCS in 40 plus countries where DCS operates. As a direct result of the successful implementations of some of our current systems with DaimlerChrysler and the signing of the global frame agreement, we are noticing a significant increase in demand for LeaseSoft. Although the sales cycle for LeaseSoft is rather long, we are experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe, North America and Pakistan. In fiscal year 2005, NetSol raised the pricing of its LeaseSoft licenses significantly due primarily to a surge in demand. In spring of 2005, one complete system was sold to Toyota Leasing Thailand ("TLT") for nearly $2.3 million that includes over $1.2 million for license fees.

A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2006 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $100,000 to an excess of $1,000,000 with additional charges for customization and maintenance of between 20%-30% each year.

The gross profit was $7,682,904 for year ended June 30, 2005 as compared with $3,049,387 for the same period of the previous year. This is a 152% increase. The gross profit percentage was 62% for the current fiscal year and 53% in the prior year. While the cost of sales and the cost of delivery of projects have both been reduced in the current year, the Company maintained all its delivery commitments and has won new business from existing and new customers. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure. The gross profit margin was also improved due to improved quality standards such as achieving the assessment of CMM Level 4 in 2004.

Operating expenses were $6,618,199 for the year ended June 30, 2005 as compared to $5,757,405 for the year ended June 30, 2004. During the years ended June 30, 2005 and 2004, the Company issued 188,972 and 48,613 restricted common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $246,650 and $48,240 for the years ended June 30, 2005 and 2004, respectively. Total professional service expense, including non-cash compensation, was $604,192 and $464,332 for the years ended June 30, 2005 and 2004, respectively. During the years ended June 30, 2005 and 2004, the Company recorded depreciation and amortization expense of $1,564,562 and $1,240,792, included in this increase is the addition of the completion of the Lahore facility. Salaries and wages expenses were $2,022,183 and $1,493,252 for the years ended June 30, 2005 and 2004, respectively, or an increase of $528,931 or 35%. The addition of the new subsidiary, CQ Systems and the forming of the joint-venture with TiG, as well as an increase in development, sales and administration employees resulted in the increase. Approximately 250 new employees were added throughout the Company during the current fiscal year. General and administrative expenses were $1,588,456 and $1,759,607 for the years ended June 30, 2005 and 2004, respectively, a decrease of $171,151. This decrease is due to consolidation of US offices, streamlining of corporate overheads and reduction of operating expenses in the Lahore facility due to elimination of building rent. In the prior year, the general and administrative expense included non-recurring expenses for moving both the headquarters office and the Pakistan companies into the new facility, $105,608 in costs for placing the convertible debenture and $122,500 for settlement of legal disputes. Also, the Company had to incur extra costs for the annual shareholders meeting including proxies mailing and other administrative related costs and travel expenses.

Selling and marketing expenses increased to $782,488 for the year ended June 30, 2005 as compared to $253,701 for the year ended June 30, 2004, reflecting the growing sales activity of the Company and the addition of the new subsidiary, CQ Systems and the joint-venture, NetSol-TIG. The Company wrote-off, as uncollectible, bad debts of $13,118 and $219,909, during the years ended June 30, 2005 and 2004, respectively.

The income from operations in fiscal year 2005 was $1,064,705 compared to a net loss from operations of $2,708,018 in fiscal year 2004. Included in these amounts are non-cash charges of depreciation and amortization of $1,564,562 and $1,240,792, settlement expenses of $43,200 and $122,500 and bad debt expense of $13,118 and $219,909, respectively. Net income in fiscal year 2005 was $663,325 compared to a net loss of $2,577,058 in fiscal year 2004 or 125.74% decrease. The current fiscal year amount includes a net reduction of $111,073 compared to an add-back of $273,159 in the prior year for the 49.9% minority interest in NetSol Connect and NetSol-TiG owned by another party. The Company also recognized non-recurring expenses including $209,848 and $137,230 expense for the beneficial conversion feature on notes payable and convertible debenture, a gain of $0 and $104,088, from writing off a note payable in one of the subsidiaries that had been paid through the issuance of stock by the parent in the prior year and, a gain of $404,136 and $216,230 from the settlement of a debt, respectively. In addition, during the current fiscal year, the Company recorded an expense of $255,130 for the fair market value of options and warrants granted. The net income per share was $0.06 in 2005 compared to a loss of $0.33 in 2004. The total weighted average of shares outstanding basic was
11.6 million and diluted was 14.8 million against basic and diluted 7.9 million in 2004.


The net EBITDA income for fiscal 2005 was $2,454,164 compared to loss for fiscal 2004 of $1,029,751 after amortization and depreciation charges of $1,564,562 and $1,240,792, income taxes of $10,416 and $76,638, and interest expense of $215,861 and 229,877, respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.


Liquidity And Capital Resources

The Company's cash position was $1,371,727 at June 30, 2005 compared to $871,161 at June 30, 2004. In addition the Company had $205,480 compared to $391,403 in certificates of deposit. The total cash position, including the certificates of deposits, was $1,577,207 as of June 30, 2005 compared to $1,262,564 million as of June 30, 2004.

Net cash provided by operating activities amounted to $243,872 for the year ended June 30, 2005, as compared to used for $1,770,591 for the comparable period last fiscal year. The decrease is mainly due to an increase in accounts receivable and other assets offset by an increase in accounts payable.


Net cash used by investing activities amounted to $4,697,488 for the year ended June 30, 2005, as compared to providing $3,406,964 for the comparable period last fiscal year. The difference lies primarily in the purchase of CQ Systems and the related increase in intangible assets acquired. During the prior fiscal year, the Company had proceeds of $210,000 from the sale of a minority interest in the Company's subsidiary NetSol Connect, whereas in the current fiscal year the Company received $178,521 of additional capital from the minority interests. In addition, the Company had net purchases of property and equipment of $1,468,499 compared to $2,861,754 for the comparable period last fiscal year. The majority of this reflects the capitalized costs of the Lahore facility of approximately $1.37 million and $2.32 million, respectively.

Net cash provided by financing activities amounted to $4,826,927 and $5,774,256 for years ended June 30, 2005, and 2004, respectively. The current fiscal year included the cash inflow of $1,512,000 from the sale of common stock and $1,260,057 from the exercising of stock options and warrants, compared to $1,848,750 and $1,445,392 in the prior year, respectively. In the current fiscal year, the Company had net proceeds from loans of $1,247,351 as compared to $1,301,571 in the comparable period last year. The Company also obtained a $1,200,000 convertible debenture during the prior fiscal year. The short term notes acquired during the current fiscal year were utilized to execute the acquisition of CQ Systems.

As of June 30, 2005 the Company's working capital (current assets less current liabilities) totaled $3,458,302 compared to $410,991 as of June 30, 2004, a increase of $3,047,311. In the current fiscal year, the Company sold a total of $1,512,000 of its common stock in private placements. In fiscal 2004, the Company raised capital from financing with Maxim Group of $1.85 million, net of expenses. In addition, $1.2 million in convertible debentures were issued during the prior fiscal year and approximately $487,000 from the exercising of warrants. The Company has over $3.9 million in accounts receivable and $1.96 million in revenues in excess of billings. The Company plans on pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and beef up marketing and sales activities in strategic markets. The strong growth in earnings and the signing of larger contracts with Fortune 500 customers, largely depends on the financial strength of NetSol. Generally, the bigger name clients and new prospects diligently analyze and take into consideration a stronger balance sheet before awarding big projects to vendors. Therefore, NetSol would continue its effort to further enhance its financial resources in order to continue to attract large name customers and big value contracts.

Management expects to continue to improve its cash position in the current and future quarters due to the new business signed up in the last quarter. In addition, the Company anticipates additional exercises of investor warrants and employee stock options in the current and subsequent quarters. The Company has consistently improved its cash position in last four quarters through investors' exercise of warrants, employee options exercised, private placements and the signing of new business. We anticipate this trend to continue in the current and future quarters, further improving the cash resources and liquidity position. Management is committed to implementing the growth business strategy that was ratified by the board of directors in July 2005. The company would continue to inject new capital towards expansion, grow sales and marketing and further enhancement of delivery capabilities.

NetSol's Technology Campus in Lahore was completed in May 2004 and the staff was relocated into this new building. The Phase One will easily hold up to 500 programmers, engineers and other related staff. NetSol has already experienced a very positive response to this move from the business community, our existing customers and prospective new customers worldwide. The completion of technology campus is a major milestone for NetSol, employees, customers and the shareholders. Due to its recent growth, management has already started the planning of constructing a new phase by erecting another structure behind the current building.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Kabani & Company's report on NetSol's financial statements for the fiscal years ended June 30, 2004 and June 30, 2005, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty for June 30, 2004.

In connection with the audit of NetSol's financial statements for the fiscal years ended June 30, 2004 and June 30, 2005 there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

Saeed Kamran Patel & Co.'s report on NetSol's Pakistan subsidiaries financial statements for the fiscal years ended June 30, 2004 and June 30, 2005, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol's Pakistan subsidiaries financial statements for the fiscal years ended June 30, 2004 and June 30, 2005 there were no disagreements, disputes, or differences of opinion with Saeed Kamran Patel & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Saeed Kamran Patel & Co. would have caused it to make reference to the matter in its report.


ITEM 8A. CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) as of the fiscal quarter ended on June 30, 2005. Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective.

There has been no change that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with, except as follows: Eugen Beckert who filed on September 1, 2005; and, Shahid Javed Burki who filed on August 19, 2005.

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

The directors and executive officers of the Company are as follows:

----------------------------------------------------------------------------------------------------------------------------------
Name                      Year First Elected      Age    Position Held with the Registrant      Family Relationship
                          As an Officer
                          Or Director
----------------------------------------------------------------------------------------------------------------------------------
Najeeb Ghauri             1997                    51     Director and  Chairman                 Brother to Naeem and Salim Ghauri
----------------------------------------------------------------------------------------------------------------------------------
Salim Ghauri              1999                    50     President and Director                 Brother to Naeem and Najeeb
                                                                                                Ghauri
----------------------------------------------------------------------------------------------------------------------------------
Naeem Ghauri              1999                    48     Chief Executive Officer, Director      Brother to Najeeb and Salim
                                                                                                Ghauri
----------------------------------------------------------------------------------------------------------------------------------
Tina Gilger               2005                    43     Chief Financial Officer                None
----------------------------------------------------------------------------------------------------------------------------------
Patti L. W. McGlasson     2004                    40     Secretary, Corporate Counsel           None
----------------------------------------------------------------------------------------------------------------------------------
Shahid Javed Burki        2000                    65     Director                               None
----------------------------------------------------------------------------------------------------------------------------------
Eugen Beckert             2001                    58     Director                               None
----------------------------------------------------------------------------------------------------------------------------------
Jim Moody                 2001                    68     Director                               None
----------------------------------------------------------------------------------------------------------------------------------
Derek Soper               2005                    67     Director                               None
----------------------------------------------------------------------------------------------------------------------------------

Business Experience of Officers and Directors:

NAJEEB U. GHAURI has been a Director of the Company since 1997. Mr. Ghauri served as the Company's Chief Executive Officer from 1999 to 2001 and as the Chief Financial officer of the Company from 2001 to 2005. Currently, he is the Chairman of the Company. During his tenure as CEO, Mr. Ghauri was responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan. As the CFO of the Company, Mr. Ghauri sought financing for the Company as well as oversaw the day-to-day financial position of the Company. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company ("ARCO"), a Fortune 500 company, from 1987-1997. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1983. Mr. Ghauri serves on the boards of the US Pakistan Business Council and Pakistan Human Development Fund, a non-profit organization.

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is also the CEO of NetSol Technologies (Pvt.) Ltd., (F/K/A Network Solutions (Pvt.) Ltd.), a subsidiary of the Company located in Lahore, Pakistan. Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before NetSol Technologies (Pvt.) Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant. Mr. Ghauri was the original founder of Network Solutions, Pvt. Ltd in Pakistan founded in 1996. Built under Mr. Ghauri's leadership Network Solutions (Pvt) Ltd. gradually built a strong team of I/T professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001 and CMM Level 4 assessed.

NAEEM GHAURI has been the Company's Chief Executive Officer since August 2001. Mr. Ghauri has been a Director of the Company since 1999. Mr. Ghauri serves as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. Mr. Ghauri was responsible for the launch of NetSolConnect in Pakistan. Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., a subsidiary of DaimlerChrysler, Germany from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England. Mr. Ghauri serves on the board of CQ Systems Ltd., a subsidiary of the Company.

TINA GILGER jointed NetSol as Chief Financial Officer in July 2005. Ms. Gilger has acted as a consultant to the Company in the past two years in the capacity of controller. During the last three years, Ms. Gilger has acted as an audit liaison for six reporting public companies, of which one was NetSol. From 2000 to 2002, Ms. Gilger acted as audit liaison for a public company specializing in reverse mergers for public companies listed on the OTC:BB. Ms. Gilger received her degree in Accounting, with an emphasis in Business Management from the University of Utah in 1990. Ms. Gilger was licensed as a Certified Public Accountant by the State of California in 1992, passing all four parts of the exam on the first attempt.

PATTI L. W. MCGLASSON joined NetSol as corporate counsel in January 2004 and was elected to the position of Secretary in March 2004. Prior to joining NetSol, Ms. McGlasson practiced at Vogt & Resnick, law corporation, where her practice focused on corporate, securities and business transactions. Ms. McGlasson was admitted to practice in California in 1991. She received her Bachelor of Arts in Political Science in 1987 from the University of California, San Diego and, her Juris Doctor and Masters in Law in Transnational Business from the University of the Pacific, McGeorge School of Law, in 1991 and 1993, respectively.

SHAHID JAVED BURKI was appointed to the Board of Directors in February 2003. He had a distinguished career with World Bank at various high level positions from 1974 to 1999. He was a Director of Chief Policy Planning with World Bank from 1974-1981. He was also a Director of International Relations from 1981-1987. Mr. Burki served as Director of China Development from 1987-1994 and Vice President of Latin America with World Bank from 1994-1999. In between, he briefly served as the Finance Minister of Pakistan from 1996-1997. Mr. Burki also served as the CEO of the Washington based investment firm EMP Financial Advisors from 1992-2002. Presently, he is the Chairman of Pak Investment & Finance Corporation. He was awarded a Rhodes scholarship in 1962 and M.A in Economics from Oxford University in 1963. He also earned a Master of Public Administration degree from Harvard University, Cambridge, MA in 1968. Most recently, he attended Harvard University and completed an Executive Development Program in 1998. During his lifetime, Mr. Burki has authored many books and articles including: China's Commerce (Published by Harvard in 1969) and Accelerated Growth in Latin America (Published by World Bank in 1998). Mr. Burki is a chairman of the Compensation Committee and a member of the Audit Committee.

EUGEN BECKERT was appointed to the Board of Directors in August 2001 to fill a vacancy and continues to serve on the Board. A native of Germany, Mr. Beckert has been with Mercedes-Benz AG/Daimler Benz AG since 1973, working in technology and systems development. In 1992, he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. From 1996 to 2000, he acted as director of Processes and Systems (CIO) for Financial Services of DaimlerChrysler Asia Pacific Services. From 2001 to 2004, he served as Vice President in the Japanese company of DCS. Mr. Beckert is currently a Director for DaimlerChrysler and his office is now based in Stuttgart, Germany. Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committee.

JIM MOODY was appointed to the Board of Directors in 2001. Mr. Moody served in the United States Congress from 1983-1993 where he was a member of the Ways & Means, Transportation and Public Woks committees. Former Congressman Moody also served on the subcommittees of Health, Social Security, Infrastructure and Water Resources. After his tenure with the U.S. Congress, he was appointed Vice President and Chief Financial Officer of International Fund for Agriculture Development in Rome, Italy from 1995-1998 where he was responsible for formulating and administering $50 million operating budget in support of $500 million loan program as well as managing a $2.2 billion reserve fund investment portfolio. From 1998-2000, former Congressman Moody served as the President and CEO of InterAction, a coalition of 165 U.S. based non-profit organizations in disaster relief, refugee assistance and economic development located in Washington, D.C. From April 2000 to present, Former Congressman Moody serves as a Financial Advisor to Morgan Stanley in Washington D.C. where he is responsible for bringing institutional, business and high net-worth individual's assets under management. Mr. Moody also represents Morgan Stanley on the ATC Executive Board. Mr. Moody received his B.A. from Haverford College; his M.P.A. from Harvard University and his Ph.D. in Economics from U.C. Berkeley. Mr. Moody is the Chairman of the Audit Committee and a member of the Nominating and Corporate Governance committee.

DEREK SOPER was appointed to the Board of Directors in April 2005 to fill a vacancy left by the departure of Mr. Shabir Randeree. Mr. Soper has both established and managed many finance and leasing companies around the world including Barclays Export and Finance Company in 1971 followed, over the next ten years, by the acquisition and management of various entities as part of Barclays' establishment of subsidiaries through Europe, North America and South Africa. From 1981 to 1991, he was the director responsible for leasing, tax based products and structured finance with Kleinwort Benson. In 1991, he founded AT&T Capital's Europe, acting as its Chairman until 1995. During that time, thirteen subsidiary companies were established across Europe. Following the establishment of the European business of AT&T Capital, he moved to Hong Kong, as Chairman of the Asia Pacific Region, to establish the company presence in that region of the world. Following retirement from AT&T Capital in 1998, and after returning to the UK, he joined the Alta Group to establish their presence in Europe. Mr. Soper sits on the Business Code of Conduct Committee of the Finance and Leasing Association and is a past chairman of the association. He is a fellow of the Institute of Directors and member of the Equipment Leasing Association of the USA and Leaseurope in Brussels. He is the author of the leasing textbook "The Leasing Handbook" published by McGraw Hill. Mr. Soper attended Scarborough College in England. He is a member of the Compensation Committee.

ITEM 10-EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE AND OPTIONS

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the executive officers of the Company who received compensation of or in excess of $100,000 during the fiscal year ended June 30, 2005. The following information for the officers includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                      SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------

                                                          Annual Compensation(1)         Long Term Compensation

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Long Term            Securities
       Name and Principal Position         Fiscal Year    Salary          Bonus     Compensation      Underlying Options/
                                             Ended                                    Awards (2)            SARs (4)
                                                                                     Restricted
                                                                                     Stock Awards(3)
----------------------------------------------------------------------------------------------------------------------------
Najeeb U. Ghauri, Chairman,,CFO (16),          2005        $250,000        -0-         -0-               500,000(10)
Director                                                                                                 500,000(11)

                                               2004        $200,000        -0-         -0-               50,000(5)
                                                                                                         50,000(6)
                                                                                                         25,000(7)
                                                                                                         20,000(8)
                                                                                                         30,000(9)

                                               2003        $120,000        -0-         -0-               -0-
----------------------------------------------------------------------------------------------------------------------------
Naeem Ghauri, CEO, Director                    2005        $280,000(12)    -0-         -0-               500,000(10)
                                                                                                         500,000(11)

                                               2004        $207,900        -0-         -0-               50,000(5)
                                                                                                         50,000(6)
                                                                                                         25,000(7)
                                                                                                         20,000(8)
                                                                                                         30,000(9)

                                               2003        $125,000        -0-         -0-               -0-
----------------------------------------------------------------------------------------------------------------------------
Salim Ghauri, President, Director              2005        $150,000        -0-         -0-               500,000(10)
                                                                                                         500,000(11)

                                               2004        $110,000        -0-         -0-               50,000(5)
                                                                                                         50,000(6)
                                                                                                         25,000(7)-
                                                                                                         20,000(8)
                                                                                                         30,000(9)

                                               2003        $100,000        -0-         -0-               -0-
----------------------------------------------------------------------------------------------------------------------------
Patti  L.  W.  McGlasson, Secretary,           2005        $100,000        $10,000
Corporate Counsel                              2004        $ 82,000                    5,000(13)         5,000(14)
                                                                                                         5,000(15)
                                                                                                         20,000(8)
                                                                                                         30,000(9)
----------------------------------------------------------------------------------------------------------------------------

      (1) Other than as stated, no officers received any bonus or other annual compensation other than salaries during fiscal 2005 or any benefits other than those available to all other employees that are required to be disclosed. These amounts are not inclusive of automobile allowances, where applicable.
      (2) No officers received any long-term incentive plan (LTIP) payouts or other payouts during fiscal years 2004, 2003 or 2002.
      (3)   All stock awards are shares of our Common Stock.
      (4) All securities underlying options are shares of our Common Stock. We have not granted any stock appreciation rights. No options were granted to the named executive officers in fiscal year 2003. Options are reflected in post-reverse split numbers. All options are currently exercisable or may be exercised within sixty (60) days of the date of this prospectus and are fully vested.
      (5) Includes options to purchase 50,000 shares of our common stock granted on January 1, 2004 at the exercise price of $2.21 per share. These options must be exercised within five years after the grant date.
      (6) Includes options to purchase 50,000 shares of our common stock granted on January 1, 2004 at the exercise price of $3.75 per share. These options must be exercised within five years after the grant date.
      (7) Includes options to purchase 12,500 shares of our common stock at $5.00 per share. These options must be exercised within five years after the grant date.
      (8) Includes options to purchase 20,000 shares of our common stock at $2.65 per share. These options must be exercised within five years after the grant date.
      (9) Includes options to purchase 30,000 shares of our common stock at $5.00 per share. These options must be exercised within five years after the grant date.
      (10) Includes options to purchase 500,000 shares of our common stock granted on April 1, 2005 at the exercise price of $1.94 per share. 25% of these options vest each quarter beginning on the quarter ended June 30, 2005. Options must be exercised within five years after the grant date.
      (11) Includes options to purchase 500,000 shares of our common stock granted on April 1, 2005 at the exercise price of $2.91 per share. 25% of these options vest each quarter beginning on the quarter ended June 30, 2005.
      (12) Mr. Ghauri salary is 160,000 British Pounds Sterling. The total in this table reflects a conversion rate of $1.75 per pound sterling.
      (13) In May 2004, Ms. McGlasson received 5,000 shares of common stock as a performance bonus arising out of her services as counsel for the Company.
      (14) Includes options to purchase 5,000 shares of common stock at the exercise price of the lesser of the $2.30 or the market price of the shares on the date of exercise less $2.00.
      (15) Includes options to purchase 5,000 shares of common stock at the exercise price of $3.00 per share.
      (16) Mr. Ghauri served the Company as Chief Financial Officer until July 2005 whereby Ms. Tina Gilger was then appointed to the position.


                      OPTIONS GRANTS IN LAST FISCAL YEAR(1)

                                INDIVIDUAL GRANTS

-----------------------------------------------------------------------------------------------------------------------------
Name                      Number of Securities      Percentage of Total     Exercise or Base Price      Expiration Date
                           Underlying Options        Options Granted to             ($/Sh)
                                                  Employees in Fiscal Year
-----------------------------------------------------------------------------------------------------------------------------
Naeem Ghauri                 (i) 500,000(2)                 25%                      $1.94              March 31, 2010
-----------------------------------------------------------------------------------------------------------------------------
                             (ii) 500,000(2)                                         $2.91              March 31, 2010
-----------------------------------------------------------------------------------------------------------------------------
Najeeb Ghauri                (i) 500,000(2)                 25%                      $1.94              March 31, 2010
-----------------------------------------------------------------------------------------------------------------------------
                             (ii) 500,000(2)                                         $2.91              March 31, 2010
-----------------------------------------------------------------------------------------------------------------------------
Salim Ghauri                 (i) 500,000(2)                 25%                      $1.94              March 31, 2010
-----------------------------------------------------------------------------------------------------------------------------
                             (ii) 500,000(2)                                         $2.91              March 31, 2010
-----------------------------------------------------------------------------------------------------------------------------

      (1)   There were no SAR grants in the last fiscal year.
      (2) These options vest 25% per each quarter of service commencing June 30, 2005 and are fully vested on March 31, 2006.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------------------------
           Name                 Shares Acquired On      Value Realized (1) ($)    Number of Unexercised    Value of Unexercised
                                   Exercise (#)                                   Options/SARs at FY-end   In-The-Money atFY-end
                                                                                  (###) Exercisable(2)/    ($) Exercisable/(2)
                                                                                      Unexercisable         Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
Najeeb Ghauri, Chairman,     20,000                    $0.00                     650,000/750,000           $0.00/$0.00
CFO (3), Director
----------------------------------------------------------------------------------------------------------------------------------
Salim Ghauri, President      7,500                     $0.00                     650,000/750,000           $0.00/$0.00
Director
----------------------------------------------------------------------------------------------------------------------------------
Naeem Ghauri, CEO, Director  2,770                     $0.00                     610,000/750,000           $0.00/$0.00
----------------------------------------------------------------------------------------------------------------------------------
Patti L. W. McGlasson        10,000                    $0.00                     60,000/0.00               $0.00/$0.00
----------------------------------------------------------------------------------------------------------------------------------

      (1) The closing price of the stock at the June 30, 2005, Fiscal Year End was $1.879.
      (2)   All options are  currently  exercisable.
      (3) Mr. Ghauri served the Company as Chief Financial Officer until July 2005 whereby Ms. Tina Gilger was then appointed to the position.

EMPLOYMENT AGREEMENTS

Effective January 1, 2004, we entered into an employment agreement with Naeem Ghauri as our Chief Executive Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of 110,000 pounds sterling. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri's employment agreement was amended to increase his salary to (pound)160,000 per annum (approximately $280,000 per annum based on an exchange rate of 1.75) and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and options to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005.

Effective January 1, 2004, we entered into an employment agreement with Najeeb Ghauri as Chief Financial Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of $200,000.
The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri's employment agreement was amended to increase his salary to $250,000 per annum and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and optins to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005.

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

These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri's employment agreement was amended to increase his salary to $150,000 per annum and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and options to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005.

Effective January 1, 2004, we entered into an employment agreement with Patti L.
W. McGlasson as legal counsel. The agreement was amended effective May 1, 2005 to provide for a yearly salary of $100,000. As part of Ms. McGlasson's initial employment agreement, she also received options to purchase up to 10,000 shares of common stock at an exercise price equal to the lesser of $2.30 or the market price of the shares on the date of exercise less $2.00. These options vest at the rate of 25% per quarter and are exercisable until December 31, 2008. Effective March 26, 2004, Ms. McGlasson was elected to the position of Secretary. In connection with her role as Secretary, Ms. McGlasson received options to purchase up to 10,000 shares of common stock at $3.00 per share. These options vest at the rate of 25% per quarter and are exercisable until December 31, 2008. Ms. McGlasson also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009.

All of the above agreements provide for certain paid benefits such as employee benefit plans and medical care plans at such times as we may adopt them. The agreements also provide for reimbursement of reasonable business-related expenses and for two weeks of paid vacation. The agreements also provide for certain covenants concerning non-competition, non-disclosure, indemnity and assignment of intellectual property rights. NetSol currently has four incentive and nonstatutory stock option plans in force for 2001, 2002, 2003 and 2004. All options under the 1997 and 1999 plans have either been exercised or expired as of June 30, 2004.

The 2001 plan authorizes the issuance of up to 2,000,000 options to purchase common stock of which 2,000,000 have been granted. The grant prices range between $.75 and $2.50.

The 2002 plan authorizes the issuance of up to 2,000,000 options to purchase common stock of which 2,000,000 options have been granted. The grant prices range between $.75 and $5.00.

In March 2004, our shareholders approved the 2003 stock option plan. This plan authorizes up to 2,000,000 options to purchase common stock of which 876,500 have been granted. The grant prices range between $1.00 and $5.00.

In March 2005, our shareholders approved the 2004 stock option plan. This plan authorizes up to 5,000,000 options to purchase common stock of which 3,109,833 have been granted. The grant prices range between $1.50 and $2.91.

COMPENSATION OF DIRECTORS

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

For the 2005 term, Management members of the Board of Directors of the Company, which includes Mr. Najeeb Ghauri, receive no compensation for meeting attendance. However, non-management members of the Board receive cash compensation of $5,000 and options to purchase 25,000 shares of common stock at the exercise price of $1.93 and options to acquire up to 25,000 shares at the exercise price of $2.89. The options vest and are exercisable immediately.

All directors are entitled to reimbursement of approved business expenses.

The Audit Committee Chairman receives $5,000 per quarter as earned, and 5,000 shares of restricted common stock issuable upon completion of the 2005 term. The Compensation Committee Chairman receives $4,000 per quarter as earned, and 5,000 shares of restricted common stock issuable upon completion of the 2005 term. The Nominating and Corporate Governance Chairman receives $3,000 per quarter as earned, and 5,000 shares of restricted common stock issuable upon completion of the 2005 term. Each member of the Audit, Nominating and Corporate Governance and Compensation Committee shall also receive $1,250 per meeting.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 9, 2005, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

                                                                 Percentage
Name and                                 Number of              Beneficially
Address                                 Shares(1)(2)             owned(3)
                                        -----------             ------------

Najeeb Ghauri(4)                           1,162,650                8.21%
Naeem Ghauri(4)                            1,011,367                7.14%
Salim Ghauri(4)                            1,127,416                7.96%
Jim Moody(4)                                  98,000                    *
Eugen Beckert(4)                              89,000                    *
Shahid Javed Burki(4)                        100,000                    *
Derek Soper                                  100,000                    *
Tina Gilger                                   11,731                    *
Patti L. W. McGlasson(4)                      77,500                    *
Aqeel Karim Dhedhi(4)                      1,000,000                7.06%
All officers and directors                 3,777,664               26.67%
as a group (nine persons)

*   Less than one percent

      (1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
      (2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock relating to options currently exercisable or exercisable within 60 days of September 9, 2005 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
      (3) Percentage ownership is based on 14,162,373 shares issued and outstanding as of September 9, 2005.

      (4) Address c/o NetSol Technologies, Inc. at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302.


ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2004, we entered into employment agreements with Najeeb Ghauri, Naeem Ghauri and Salim Ghauri. These agreements are discussed in the section entitled "Executive Compensation" beginning on page 31.

In March 2004, the board of directors approved compensation for service on the board. This compensation is discussed in the sections entitled "Executive Compensation" and "Compensation of Directors" beginning on pages 31 and 32 respectively.

In July 2005, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees. This compensation is discussed in the sections entitled "Compensation of Directors" beginning on page 32.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1 Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997, incorporated by reference as
            Exhibit 3.1 to NetSol's Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997.*

     3.2 Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference as Exhibit 3.2 to NetSol's Annual Report for the fiscal year ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*

     3.3 Amendment to the Articles of Incorporation of NetSol International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to NetSol's Annual Report on Form 10-KSB/A filed on February 2, 2001.*

     3.4 Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated August 20, 2003 filed as Exhibit A to NetSol's Definitive Proxy Statement filed June 27, 2003.*

     3.5 Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated March 14, 2005 filed as Exhibit 3.0 to NetSol's quarterly report filed on Form 10-QSB for the period ended March 31, 2005.*

     3.6 Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol's Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.*

     3.7 Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol's Registration Statement filed on Form S-8 filed on March 27, 2002.*

     4.1    Form of Common Stock Certificate.*

     4.2    Form of Warrant.*

     10.1 Lease Agreement for Calabasas executive offices dated December 3, 2003 incorporated by reference as Exhibit 99.1 to NetSol's Current Report filed on Form 8-K filed on December 24, 2003.*

     10.2 Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company's Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*

     10.3 Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol's Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997*

     10.4   Company 2003 Incentive and Nonstatutory incorporated by reference as
            Exhibit 99.1 to NetSol's Definitive Proxy Statement filed February 6, 2004.*

     10.5 Employment Agreement, dated January 1, 2004, by and between NetSol Technologies, Inc. and Naeem Ghauri incorporated by reference as
            Exhibit 10.1 to NetSol's Quarterly Report for the Quarter ended March 31, 2004 on Form 10Q-SB filed on May 12, 2004. *

     10.6 Employment Agreement, dated January 1, 2004, by and between NetSol Technologies, Inc. and Najeeb Ghauri incorporated by reference as
            Exhibit 10.2 to NetSol's Quarterly Report for the Quarter ended March 31, 2004 on Form 10Q-SB filed on May 12, 2004.*

     10.7 Employment Agreement, dated January 1, 2004, by and between NetSol Technologies, Inc. and Salim Ghauri incorporated by reference as
            Exhibit 10.3 to NetSol's Quarterly Report for the Quarter ended March 31, 2004 on Form 10Q-SB filed on May 12, 2004.*

     10.8 Amendment to Employment Agreement, dated April 1 ,2005, by and between NetSol Technologies, Inc. and Naeem Ghauri.(1)

     10.9 Amendment to Employment Agreement, dated April 1, 2005, by and between NetSol Technologies, Inc. and Najeeb Ghauri.(1)

     10.10 Amendment to Employment Agreement, dated April 1, 2005, by and between NetSol Technologies, Inc. and Salim Ghauri.(1)

     10.11 Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol's Registration Statement on Form S-8 filed on March 27, 2002.*

     10.12 Lease Agreement between Century National Insurance Company and NetSol Technologies, Inc. dated December 15, 2003 incorporated by reference as Exhibit 99.1 to Form 8-K filed on December 24, 2003.*

     10.13 Frame Agreement by and between DaimlerChrysler Services AG and NetSol Technologies dated June 4, 2004*

     10.14 Share Purchase Agreement dated as of January 19, 2005 by and between the Company and the shareholders of CQ Systems Ltd. incorporated by reference as Exhibit 2.1 to NetSol's Current Report filed on form 8-K on January 25, 2005.*

     10.18  Lease Agreement with Regus Business Services (Shanghai) Ltd.(1)

     21.1 A list of all subsidiaries of the Company(1)

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)(1)

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)(1)

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)(1)

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*   Previously Filed

(1) Filed Herewith

(b) Reports on Form 8-K

      1) On April 1, 2005, the Company filed an amended current report amending its previous filing regarding the aqcquisition of CQ Systems, Ltd. This amendment was made to attach required pro forma and audited financial statements.

      2) On April 21, 2005, the company filed a current report including its press release issued April 26, 2005 which announced the results of the quarter ended March 31, 2005.


      3) On April 27, 2005, the Company filed a current report reporting the appointment of Derek Soper to the board of directors and the departure of Mr. Irfan Mustafa from the board.

      4) On May 2, 2005, the Company filed an amendment to the current report filed April 21, 2005 indicating that Mr. Soper was replacing Mr. Randeree on the board of directors and not Mr. Mustafa and indicating that Mr. Mustafa's resignation would be effective the earlier of his replacement or June 30, 2005.


      5) On May 6, 2005, the Company filed a current report including its press release issued May 6, 2005 which announced the results of March 31, 2005 and revised guidance for the year ended June 30, 2005.


Item 14 Principal Accountant Fees and Services

Audit Fees


Kabani & Co. audited the Company's financial statements for the fiscal years ended June 30, 2005 and June 30, 2004. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company's Form 10-KSB or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2004 was $40,000, and for the year ended June 30, 2005 was $41,500.


Audit Related Fees


The aggregate fees billed by Kabani & Co. during fiscal 2005 including assurance and related audit services not covered in the preceding paragraph was $46,500. These "Audit Related Fees" were primarily for services in connection with the review of quarterly financial statements and the Company's filing of a Registration Statement and amendments thereto on Form SB-2. The aggregate fees billed by Kabani & Company during fiscal 2004 including assurance and related audit services not covered in the preceding paragraph was $37,750. These "Audit Related Fees" were primarily for services in connection with the Company's filing of a Registration Statement on Form SB-2.


Tax Fees


Tax fees for fiscal year 2004 were $22,000 and consisted of the preparation of the Company's federal and state tax returns for the fiscal years 2001, 2002, and 2003. Tax fees for fiscal year 2005 were $14,000 and consisted of preparation of the Company's federal and state tax returns for the fiscal years 2004.


All Other Fees


There were no other fees billed by Kabani & Co. or services rendered to NetSol during the fiscal years ended June 30, 2005 and 2004, other than as described above.

Pre-Approval Procedures


The Audit Committee and the Board of Directors are responsible for the engagement of the independent auditors and for approving, in advance, all auditing services and permitted non-audit services to be provided by the independent auditors. The Audit Committee maintains a policy for the engagement of the independent auditors that is intended to maintain the independent auditor's independence from NetSol. In adopting the policy, the Audit Committee considered the various services that the independent auditors have historically performed or may be needed to perform in the future. The policy, which is to be reviewed and re-adopted at least annually by the Audit Committee:


      (i) Approves the performance by the independent auditors of certain types of service (principally audit-related and tax), subject to restrictions in some cases, based on the Committee's determination that this would not be likely to impair the independent auditors' independence from NetSol;

      (ii) Requires that management obtain the specific prior approval of the Audit Committee for each engagement of the independent auditors to perform other types of permitted services; and,

      (iii) Prohibits the performance by the independent auditors of certain types of services due to the likelihood that their independence would be impaired.

Any approval required under the policy must be given by the Audit Committee, by the Chairman of the Committee in office at the time, or by any other Committee member to whom the Committee has delegated that authority. The Audit Committee does not delegate its responsibilities to approve services performed by the independent auditors to any member of management.

The standard applied by the Audit Committee in determining whether to grant approval of an engagement of the independent auditors is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent auditors' independence under guidelines of the Securities and Exchange Commission and applicable professional standards. Relevant considerations include, but are not limited to, whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of NetSol's financial statements; whether the independent auditors would be functioning in the role of management or in an advocacy role; whether performance of the service by the independent auditors would enhance NetSol's ability to manage or control risk or improve audit quality; whether performance of the service by the independent auditors would increase efficiency because of their familiarity with NetSol's business, personnel, culture, systems, risk profile and other factors; and whether the amount of fees involved, or the proportion of the total fees payable to the independent auditors in the period that is for tax and other non-audit services, would tend to reduce the independent auditors' ability to exercise independent judgment in performing the audit.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NetSol Technologies, Inc.

Date: September 14, 2005                    BY: /S/ NAEEM GHAURI
                                               ---------------------------------

                                               Naeem Ghauri
                                               CEO

Date: September 14, 2005                    BY:/S/ Tina Gilger
                                               ---------------------------------

                                               Tina Gilger
                                               Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  September 14, 2005                      BY: /S/ NAJEEB U. GHAURI
                                               ---------------------------------
                                                   Najeeb U. Ghauri
                                                   Director, Chairman

Date:  September 14, 2005                      BY: /S/ SALIM GHAURI
                                               ---------------------------------
                                                   Salim Ghauri
                                                   President,
                                                   Director

Date:  September 14, 2005                      BY: /S/ NAEEM GHAURI
                                               ---------------------------------
                                                   Naeem Ghauri
                                                   Director
                                                   Chief Executive Officer

Date:  September 14, 2005                      BY: /S/ JIM MOODY
                                               ---------------------------------
                                                   Jim Moody
                                                   Director

Date:  September 14, 2005                      BY: /S/ EUGEN BECKERT
                                               ---------------------------------
                                                   Eugen Beckert
                                                   Director

Date:  September 14, 2005                      BY: /S/ SHAHID JAVED BURKI
                                               ---------------------------------
                                                   Shahid Javed Burki
                                                   Director

Date:  September 14, 2005                      BY:/S/ DEREK SOPER
                                               ---------------------------------
                                                   Derek Soper
                                                   Director

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Description                                                                 Page
-----------                                                                 ----

Report of Independent Registered Public Accounting Firm......................F-2

Auditor's Report to the Members..............................................F-3

Consolidated Balance Sheet as of June 30, 2005...............................F-6

Consolidated Statements of Operations for the Years
Ended June 30, 2005 and 2004.................................................F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 2005 and 2004.................................................F-5

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2005 and 2004.......................................................F-7

Notes to Consolidated Financial Statements...................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California


We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of NetSol Technologies (PVT) Limited, NetSol
(PVT) Limited and NetSol Connect (PVT) Limited, whose statements reflect combined total assets of approximately $10,904,416as of June 30, 2005 and combined total net revenues of $8,477,219 and $4,452,435 for the years ended June 30, 2005 and 2004, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for NetSol Technologies (PVT) Limited, NetSol
(PVT) Limited and NetSol Connect (PVT) Limited, for the years ended June 30, 2005 and 2004, is based solely on the report of the other auditors.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2005 and the results of its consolidated operations and its cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
August 18, 2005

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the balance sheet of TIG-NetSol (Private) Limited, a Pakistan subsidiary of NetSol Technologies, Inc., as of June 30, 2005, and the related statements of operations, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of TIG-NetSol (Private) Limited, a Pakistan subsidiaries of NetSol Technologies, Inc. as of June 30, 2005 and the results of its consolidated operations and its cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Saeed Kamran Patel & Co.
CHARTERED ACCOUNTANTS

Lahore, Pakistan
August 15, 2005

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the balance sheet of NetSol Connect (PVT) Limited, a Pakistan subsidiary of NetSol Technologies, Inc., as of June 30, 2005, and the related statements of operations, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the NetSol Connect (PVT) Limited, a Pakistan subsidiaries of NetSol Technologies, Inc. as of June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Saeed Kamran Patel & Co.
CHARTERED ACCOUNTANTS

Lahore, Pakistan
August 15, 2005

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the balance sheet of NetSol (PVT) Limited, a Pakistan subsidiary of NetSol Technologies, Inc., as of June 30, 2005, and the related statements of operations, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of NetSol (PVT) Limited, a Pakistan subsidiaries of NetSol Technologies, Inc. as of June 30, 2005 and the results of its consolidated operations and its cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Saeed Kamran Patel & Co.
CHARTERED ACCOUNTANTS

Lahore, Pakistan
August 15, 2005

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the balance sheet of NetSol Technologies (PVT) Limited, a Pakistan subsidiary of NetSol Technologies, Inc., as of June 30, 2005, and the related statements of operations, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of NetSol Technologies (PVT) Limited, a Pakistan subsidiaries of NetSol Technologies, Inc. as of June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Saeed Kamran Patel & Co.
CHARTERED ACCOUNTANTS

Lahore, Pakistan
August 15, 2005

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $  1,371,727
     Certificates of deposit                                                           205,480
     Accounts receivable, net of allowance for doubtful accounts of $80,000          3,906,360
     Revenues in excess of billings                                                  1,958,950
     Other current assets                                                              931,344
                                                                                  ------------
         Total current assets                                                                        8,373,861
Property and equipment, net of accumulated depreciation                                              5,114,776
Intangibles:
     Product licenses, renewals, enhancedments, copyrights,
         trademarks, and tradenames, net                                             4,915,794
     Customer lists, net                                                             1,554,992
     Goodwill                                                                        1,166,611
                                                                                  ------------
         Total intangibles                                                                           7,637,397
                                                                                                  ------------
         Total assets                                                                             $ 21,126,034
                                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                        $  2,927,233
     Current portion of notes and obligations under capitalized leases               1,089,192
     Billings in excess of revenues                                                    149,014
     Due to officers                                                                    47,636
     Deferred liability                                                                313,397
     Loans payable, bank                                                               389,089
                                                                                  ------------
         Total current liabilities                                                                   4,915,561

Obligations under capitalized leases, less current maturities                                          122,426
Convertible debenture                                                                                  138,175
                                                                                                  ------------
         Total liabilities                                                                           5,176,162
Minority interest                                                                                     700,320
Commitments and contingencies                                                                              --

Stockholders' equity:
     Common stock, $.001 par value; 25,000,000 share authorized;
         13,830,884 issued and outstanding                                              13,831
     Additional paid-in-capital                                                     46,610,747
     Treasury stock                                                                    (27,197)
     Accumulated deficit                                                           (30,318,988)
     Stock subscription receivable                                                    (616,650)
     Common stock to be issued                                                         108,500
     Other comprehensive loss                                                         (520,691)
                                                                                  ------------
         Total stockholders' equity                                                                 15,249,552
                                                                                                  ------------
         Total liabilities and stockholders' equity                                               $ 21,126,034
                                                                                                  ============

       See accompanying notes to these consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For the Years
                                                                  Ended June 30,
                                                              2005            2004
                                                          ------------    ------------
Net revenues                                              $ 12,437,653    $  5,749,062
Cost of revenues                                             4,754,749       2,699,675
                                                          ------------    ------------
Gross profit                                                 7,682,904       3,049,387

Operating expenses:
       Selling and marketing                                   782,488         253,701
       Depreciation and amortization                         1,564,562       1,240,792
       Impairment of assets                                         --         203,312
       Settlement costs                                         43,200         122,500
       Bad debt expense                                         13,118         219,909
       Salaries and wages                                    2,022,183       1,493,252
       Professional services, including non-cash
           compensation                                        604,192         464,332
       General and adminstrative                             1,588,456       1,759,607
                                                          ------------    ------------
           Total operating expenses                          6,618,199       5,757,405
                                                          ------------    ------------
Income (loss) from operations                                1,064,705      (2,708,018)
Other income and (expenses)
       Loss on sale of assets                                   (2,082)        (35,173)
       Beneficial conversion feature                          (209,848)       (137,230)
       Fair market value of options and warrants              (255,130)             --
       Gain on forgiveness of debt                             404,136         320,318
       Interest expense                                       (215,861)       (229,877)
       Other income and (expenses)                              (1,106)         16,401
       Income taxes                                            (10,416)        (76,638)
                                                          ------------    ------------
Income (loss) before minority interest in subsidiary           774,398      (2,850,217)
Minority interest in subsidiary (income)/loss                 (111,073)        273,159
                                                          ------------    ------------
Net income (loss)                                              663,325      (2,577,058)
Other comprehensive loss:
       Translation adjustment                                 (282,129)       (387,859)
                                                          ------------    ------------
Comprehensive income (loss)                               $    381,196    $ (2,964,917)
                                                          ============    ============
Net income (loss) per share:
       Basic                                              $       0.06    $      (0.33)
                                                          ============    ============
       Diluted                                            $       0.04    $      (0.33)
                                                          ============    ============
Weighted average number of shares outstanding:
       Basic                                                11,597,625       7,881,554
                                                          ============    ============
       Diluted                                              14,776,323       7,881,554
                                                          ============    ============

       See accompanying notes to these consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2005



                                                     Common Stock             Additional
                                                    -------------               Paid-in        Treasury
                                              Shares           Amount           Capital         Shares
                                           -----------------------------     ------------    -------------
Balance at June 30, 2003                      5,757,175     $      5,756     $ 33,409,954    $          --

Issuance of common stock for cash             1,413,187            1,414        1,616,923
Issuance of common stock for services             3,613                4            8,996
Excercise of common stock options             1,067,309            1,068        1,369,484
Excercise of common stock warrants              390,000              390          487,110
Issuance of common stock in
   exchange for notes payable & interest        601,343              601        1,070,028
Issuance of common stock in
   exchange for settlement                       45,195               45          135,088
Issuance of common stock in
   exchange for purchase of Altiva              100,000              100             (100)
Issuance of common stock in
   exchange for purchase of Pearl                60,000               60          166,800
Issuance of common stock to directors
   in exchange for services                      45,000               45           39,195
Purchase of treasury shares                                                                     (21,457)
Beneficial conversion feature                        --               --          351,987
Fair market value of warrants issued                 --               --          230,413
Foreign currency translation adjustments             --               --               --
Net loss for the year                                --               --               --

                                           ------------     ------------     ------------    -------------
Balance at June 30, 2004                      9,482,822     $      9,483     $ 38,885,878    $     (21,457)
                                           ============     ============     ============    =============

                                                               Other
                                                               Compre-
                                              Stock            hensive                            Total
                                           Subscriptions       Income/        Accumulated      Stockholders'
                                            Receivable         (Loss)           Deficit          Equity
                                           -------------    -------------    -------------    ------------
Balance at June 30, 2003                   $     (84,900)   $     149,297    $ (28,405,255)   $  5,074,852

Issuance of common stock for cash                                                                1,618,337
Issuance of common stock for services                                                                9,000
Excercise of common stock options               (248,750)                                        1,121,802
Excercise of common stock warrants                                                                 487,500
Issuance of common stock in
   exchange for notes payable & interest                                                         1,070,629
Issuance of common stock in
   exchange for settlement                                                                         135,133
Issuance of common stock in
   exchange for purchase of Altiva                                                                      --
Issuance of common stock in
   exchange for purchase of Pearl                                                                  166,860
Issuance of common stock to directors
   in exchange for services                                                                         39,240
Purchase of treasury shares                                                                        (21,457)
Beneficial conversion feature                                                                      351,987
Fair market value of warrants issued                                                               230,413
Foreign currency translation adjustments                        (387,859)                         (387,859)
Net loss for the year                                                         (2,577,058)       (2,577,058)
                                           -------------    -------------    -------------    ------------
Balance at June 30, 2004                   $    (333,650)   $    (238,562)   $ (30,982,313)   $  7,319,379
                                           =============    =============    =============    ============

                                    Continued

       See accompanying notes to these consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2005

                                                        Common Stock            Additional
                                              ----------------------------       Paid-in         Treasury
                                                 Shares          Amount          Capital          Shares
                                              ------------    ------------    ------------    -------------
Balance at June 30, 2004                         9,482,822           9,483    $ 38,885,878    $     (21,457)

Issuance of common stock for cash                1,477,619           1,478       1,540,022
Issuance of common stock for services              188,972             189         246,461
Excercise of common stock options                1,210,110           1,210       1,806,523
Excercise of common stock warrants                 145,162             145         290,179
Issuance of common stock in
      exchange for notes payable & interest        247,684             248         413,540
Issuance of common stock for
      conversion of convertible debentures         564,519             564       1,049,436
Additional shares issued for the
      purchase of PTS acquisition                   40,000              40          91,560
Issuance of common stock in
      exchange for purchase of CQ Systems          759,468             760       1,815,541
Issuance of common stock in
      exchange for accrued expenses                 34,528              34          49,934
Purchase of treasury shares                                                                      (51,704)
Issuance of treasury shares for debt                                                              45,964
Capital contribution from issuance of
      subsidiary stock on foreign exchange                                         859,223
Fair market value of warrants issued                    --              --         249,638
Fair market value of options issued                                                5,492
Cancellation of shares                            (320,000)           (320)       (692,680)
Foreign currency translation adjustments                --              --              --
Net income for the year                                 --              --              --

                                              ------------    ------------    ------------    -------------
Balance at June 30, 2005                        13,830,884    $     13,831    $ 46,610,747    $     (27,197)
                                              ============    ============    ============    =============

                                                                                 Other
                                                                                 Compre-
                                                   Stock                         hensive                            Total
                                              Subscriptions       Shares to      Income/        Accumulated      Stockholders'
                                                Receivable        be Issued      (Loss)           Deficit           Equity
                                              -------------    -------------   -------------    -------------    ------------
Balance at June 30, 2004                      $    (333,650)   $          --   $    (238,562)   $ (30,982,313)   $  7,319,379

Issuance of common stock for cash                  (138,000)         108,500                                        1,512,000
Issuance of common stock for services                                                                                 246,650
Excercise of common stock options                  (838,000)                                                          969,733
Excercise of common stock warrants                                                                                    290,324
Issuance of common stock in
      exchange for notes payable & interest                                                                           413,788
Issuance of common stock for
      conversion of convertible debentures                                                                          1,050,000
Additional shares issued for the
      purchase of PTS acquisition                                                                                      91,600
Issuance of common stock in
      exchange for purchase of CQ Systems                                                                           1,816,301
Issuance of common stock in
      exchange for accrued expenses                                                                                    49,968
Purchase of treasury shares                                                                                           (51,704)
Issuance of treasury shares for debt                                                                                   45,964
Capital contribution from issuance of
      subsidiary stock on foreign exchange                                                                            859,223
Fair market value of warrants issued                                                                                  249,638
Fair market value of options issued                                                                                     5,492
Cancellation of shares                              693,000                                                               --
Foreign currency translation adjustments                                          (282,129)                          (282,129)
Net income for the year                                                                            663,325            663,325

                                              -------------    -------------   -------------    -------------    ------------
Balance at June 30, 2005                      $    (616,650)   $     108,500   $    (520,691)   $ (30,318,988)   $ 15,249,552
                                              =============    =============   =============    =============    ============

       See accompanying notes to these consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Years
                                                                         Ended June 30,
                                                                     2005            2004
                                                                  -----------    -----------
Cash flows from operating activities:
       Net income (loss) from continuing operations               $   663,325    $(2,577,058)
       Adjustments to reconcile net income (loss) to net cash
            Provided by (used in) operating activities:
       Depreciation and amortization                                1,979,603      1,640,044
       Impairment of assets                                                --        203,312
       Gain on forgiveness of debt                                   (404,136)      (320,318)
       Loss on sale of assets                                           2,082         35,173
       Minority interest in subsidiary                                111,073       (273,159)
       Stock issued for settlement costs                                   --        135,133
       Stock issued for services                                      183,695          9,000
       Stock issued to directors for services                              --         39,240
       Fair market value of warrants and stock options granted        255,130             --
       Beneficial conversion feature                                  209,848        137,230
       Changes in operating assets and liabilities:
       (Increase) decrease in assets:
            Accounts receivable                                    (3,644,646)      (324,094)
            Other current assets                                   (1,587,132)      (409,708)
       Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                   2,161,633        (65,386)
            Deferred liabilities                                      313,397             --
                                                                  -----------    -----------
       Net cash provided by (used in) operating activities            243,872     (1,770,591)
Cash flows from investing activities:
       Purchases of property and equipment                         (1,468,499)    (2,861,754)
       Sales of property and equipment                                 88,736         75,490
       Purchases of certificates of deposit                        (1,517,640)    (3,241,403)
       Proceeds from sale of certificates of deposit                1,703,563      2,850,000
       Increase in intangible assets                               (3,827,466)      (439,297)
       Proceeeds from sale of minority interest of subsidiary              --        200,000
       Capital investments in minority interest of subsidiary         178,521         10,000
       Cash brought in at acquisition                                 145,297             --
                                                                  -----------    -----------
       Net cash used in investing activities                       (4,697,488)    (3,406,964)
Cash flows from financing activities:
       Proceeds from sale of common stock                           1,512,000      1,848,750
       Proceeds from the exercise of stock options and warrants     1,260,057      1,445,392
       Capital contributed from sale of subsidiary stock              859,223             --
       Purchase of treasury shares                                    (51,704)       (21,457)
       Proceeds from loans                                          1,533,690      1,685,781
       Proceeds from convertible debenture                                 --      1,200,000
       Payments on capital lease obligations & loans                 (286,339)      (384,210)
                                                                  -----------    -----------
       Net cash provided by financing activities                    4,826,927      5,774,256
Effect of exchange rate changes in cash                               127,255         59,970
                                                                  -----------    -----------
Net increase in cash and cash equivalents                             500,566        656,671
Cash and cash equivalents, beginning of year                          871,161        214,490
                                                                  -----------    -----------
Cash and cash equivalents, end of year                            $ 1,371,727    $   871,161
                                                                  ===========    ===========


       See accompanying notes to these consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued

                                                                                  For the Years
                                                                                  Ended June 30,
                                                                              2005            2004
                                                                         -------------   -------------
SUPPLEMENTAL DISCLOSURES:
        Cash paid during the period for:
           Interest                                                      $     127,055   $     229,877
                                                                         =============   =============
           Taxes                                                         $      41,182   $      76,638
                                                                         =============   =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Common stock issued for services and compensation                 $     246,650   $       9,000
                                                                         =============   =============
       Common stock issued for conversion of note payable and interest   $     413,788   $     861,429
                                                                         =============   =============
       Common stock issued for legal settlement                          $          --   $     135,133
                                                                         =============   =============
       Common stock issued for acquisition of product license            $      91,600   $     166,860
                                                                         =============   =============
       Common stock issued for settlement of debt                        $      45,965   $     209,200
                                                                         =============   =============
       Common stock issued to directors for services                     $          --   $      39,240
                                                                         =============   =============
       Common stock issued for acquisition of subsidiary                 $   1,816,301   $          --
                                                                         =============   =============
       Common stock issued for conversion of debentures                  $   1,050,000   $          --
                                                                         =============   =============

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

Altvia Corporation

On May 20, 2003, the Company acquired 100% of the outstanding capital stock of Altvia Technologies, Inc. for an aggregate purchase price of $257,000. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which equaled to $257,000. The management of the Company allocated $30,000 of the purchase price to customer lists & $23,688 to property and equipment. The excess of the purchase price over the estimated fair values of the net assets acquired of $203,312 was recorded as goodwill. During the year ended June 30, 2004, the goodwill was impaired.

Pearl Treasury System Ltd

On October 14, 2003, the Company executed an agreement to acquire the Pearl Treasury System Ltd, a United Kingdom company ("Pearl"). This acquisition required the Company to issue up to 60,000 shares of common stock to the shareholders of Pearl Treasury System, Ltd. In addition, during the year ended June 30, 2005, an additional 40,000 shares valued at $91,600 was issued to the shareholders of Pearl for milestones reached in the development of the software. After acquisition, all development activities of Pearl Treasury System, now called InBanking were transferred to NetSol UK; therefore, there are no separate financial statements for Pearl. The total acquisition value of $258,460 has been recorded as an intangible asset and is included in "product licenses" on the accompanying consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Raabta Online

During the quarter  ended  March 31,  2004,  the  Company's  subsidiary,  NetSol
Connect, purchased Raabta Online, a Pakistani company, for a cash price of 10,000,000 rupees or $173,500 representing 100% of the value of Raabta. This acquisition is expected to provide the Company with an established customer base and strong technical expertise. The purchase price has been allocated to property and equipment of the acquired entity. All activity of the acquired entity was absorbed by NetSol Connect after the acquisition.

CQ Systems

On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition closed on February 22, 2005. The initial purchase price was (pound)3,576,335 or $6,730,382, of which one-half was due at closing payable in cash and stock and the other half is due when the audited March 31, 2006 financial statements are completed. On the closing date, $1.7 million was paid and 681,965 shares were issued to the shareholders of CQ, valued at $1,676,795 at an average share price of $2.46 was recorded. In addition, the agreement called for the accumulated retained earnings amounting to (pound)423,711 or $801,915 of CQ Systems as of the closing date to be paid to the shareholders in cash and stock. In April 2005, the additional cash of (pound)350,000 or $662,410 was paid and 77,503 shares of the Company's common stock valued at $139,505 were issued. The total amount paid at closing was $4,178,710.

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

Joint Venture:

In January 2005, the Company formed TiG-NetSol (Pvt) Limited ("TiG-Netsol") as a joint venture with a UK based public company TIG Plc., with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. TiG-NetSol was incorporated in Pakistan on January 12, 2005 under the Companies Ordinance, 1984 as a private company limited by shares. The business of the Company is export of computer software and its related services developed in Pakistan.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (Pvt), Ltd.("PK Tech"), NetSol (Pvt), Limited ("PK Private"), NetSol Technologies Limited
("UK"), NetSol-Abraxas Australia Pty Ltd. ("Abraxas"), NetSol Altvia, Inc. ("USA"), CQ Systems Limited ("CQ"), and its majority-owned subsidiaries, NetSol Connect (Pvt), Ltd. ("Connect"), and TIG-NetSol (Pvt) Limited ("TIG"). All material inter-company accounts have been eliminated in consolidation.

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

Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. This change in estimate increased the depreciation and amortization expense by approximately $700,000 for the year ended June 30, 2002 and $400,000 during the three months ended June 30, 2001. Due to impairment losses recognized to intangibles, the remaining net intangible balance of approximately $6,860,000 (including goodwill of $1,950,000) at the date of change in estimation in 2001 has been amortized over the remaining life of 57 months. The Company evaluates, on on-going basis, the accounting effect arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" which became effective to the Company's financial statements beginning July 1, 2002.

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

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues in excess of billings:

"Revenues in excess of billings" represent the total of the project to be billed to the customer over the life of the project. As each phase is completed and billed to the customer, the corresponding percentage of completion amount is transferred from this account to "Accounts Receivable."

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

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition:

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and The American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and Accounting Research Bulletin 45 (ARB 45) "Long-Term Construction Type Contracts." The Company's revenue recognition policy is as follows:

License Revenue: The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectibilty is probable. Revenue from the sale of licenses with major customization, modification, and development is recognized on a percentage of completion method, in conformity with ARB 45 and SOP 81-1. Revenue from the implementation of software is recognized on a percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. An output measure of "Unit of Work Completed" is used to determine the percentage of completion which measures the results achieved at a specific date. Units completed are certified by the Project Manager and EVP IT/ Operations.

Services Revenue: Revenue from consulting services is recognized as the services are performed for time-and-materials contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

Fair Value:

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Advertising Costs:

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2005 and 2004 were $127,602 and $37,801, respectively.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

------------------------------------------------------------------------------------
 For the year ended June 30, 2005                   Net Income    Shares   Per Share
------------------------------------------------------------------------------------
Basic earnings per share:                           $  663,325   11,597,625   $0.06
      Net income available to common shareholders
Effect of dilutive securities
      Stock options                                               2,515,114
      Warrants                                                      663,584
                                                    ----------   ----------   -----
Diluted earnings per share                          $  663,325   14,776,323   $0.04
                                                    ==========   ==========   =====

The weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements for the year ended June 30, 2004 since the effect of dilutive securities is anti-dilutive.

Reverse stock split:

On August 18, 2003, the Company affected a 1 for 5 reverse stock-split for all the issued and outstanding shares of common stock. All historical share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the 5:1 reverse stock split.

Other Comprehensive Income & Foreign Currency Translation:

SFAS 130 requires unrealized gains and losses on the Company's available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The accounts of NetSol UK and CQ Systems use British Pounds; NetSol Technologies (Pvt) Ltd., NetSol Private, NetSol Connect, and TiG-Netsol use Pakistan Rupees; NetSol Abraxas uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and NetSol Altvia, Inc., uses U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. During the year ended June 30, 2005 and 2004, comprehensive income included net translation loss of $282,129 and $387,859, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders' equity section amounted to $520,691 as of June 30, 2005.

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

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2005, the Company had net federal and state operating loss carry forwards expiring in various years through 2025. During the year ended June 30, 2005, the valuation allowance increased by $651,617; primarily due to the application of the current year net loss for the US companies to the net operating loss carry forward. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when in the opinion of management, utilization is not reasonably assured.

A summary at June 30, 2005 is as follows:

                                                          Federal          State                Total
                                                       ------------     ------------     ------------
Net operating loss carry forward - June 30, 2004       $ 22,479,286     $  9,503,419
Net loss                                                  3,245,957        3,245,957
                                                       ------------     ------------
    Net operating loss carry forward - June 30, 2005     25,725,243       12,749,376

Effective tax rate                                               32%               8%

                                                       ------------     ------------
Deferred tax asset                                        8,232,078        1,019,950        9,252,028
Valuation allowance                                      (6,672,078)        (629,950)      (7,302,028)
                                                       ------------     ------------     ------------
Net deferred tax asset                                    1,560,000          390,000        1,950,000

Deferred tax liability arising from
   non-taxable business combinations                      1,560,000          390,000        1,950,000
                                                       ------------     ------------     ------------
Net deferred tax liability                             $         (0)    $          0     $         (0)
                                                       ============     ============     ============

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                         For the years
                                                         ended June 30,
                                                       2005          2004
                                                         %             %
Tax expense (credit) at statutory rate - federal           34           (34)
State tax expenses, net of federal tax                     (6)           (6)
Valuation allowance                                         -            16
Foreign tax rate differences                              (34)           18
Other                                                       7             6
                                                   ----------    ----------
Tax expense at actual rate                                  1           --
                                                   ==========    ==========

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. After adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has complied with the requirements of SFAS 133, the effect of which was not material to the Company's financial position or results of operations as the Company does not participates in such activities.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit's carrying value to the implied fair value of the reporting unit. Conditions that indicate that an impairment of goodwill exists include a sustained decrease in the market value of the reporting unit or an adverse change in business climate.

On June 30, 2004, the Company evaluated the valuation of goodwill based upon the performance and market value of NetSol USA. The Company determined the goodwill was impaired and recorded the impairment of $203,312 at June 30, 2004, in the accompanying consolidated financial statements.

Reporting segments:

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries (see note 12).

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements:

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior period's financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Reclassifications:

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 - MAJOR CUSTOMERS

The Company is a strategic business partner for DaimlerChrysler (which consists of a group of many companies), which accounts for approximately 20% of revenue for the fiscal years ended June 30, 2005 and 2004 and Toyota Motors (which consists of a group of many companies) accounts for approximately 35% of revenue for the fiscal year ended June 30, 2005. Accounts receivable at June 30, 2005 for these companies was $539,761 and $1,165,183. No other individual client represents more than 10% of the revenue for the fiscal years ended June 30, 2005 and 2004.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OTHER CURRENT ASSETS

Other current assets consist of the following as of June 30, 2005:

Prepaid Expenses                                             $        494,315
Advance Income Tax                                                    162,682
Employee Advances                                                      11,342
Security Deposits                                                      56,472
Other Receivables                                                     187,613
Other Asset                                                            18,920
                                                             ----------------
     Total                                                   $        931,344
                                                             ================

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at June 30, 2005:

Office furniture and equipment                              $         858,273
Computer equipment                                                  3,804,496
Assets under capital leases                                           623,008
Building                                                            2,930,258
Construction in process                                               424,991
Land                                                                  185,760
Autos                                                                 138,226
Improvements                                                          270,929
                                                            -----------------
      Subtotal                                                      9,235,941
Accumulated depreciation                                           (4,121,165)
                                                            -----------------
                                                            $       5,114,776
                                                            =================

For the years ended June 30, 2005 and 2004, fixed asset depreciation expense totaled $654,584 and $520,750, respectively. Of these amounts, $415,042 and $355,954, respectively, are reflected as part of cost of goods sold. Accumulated depreciation and amortization for assets under capital leases amounted to $363,433 and $335,156 at June 30, 2005 and 2004, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2005:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       Product       Customer
                                       Licenses        Lists          Total
                                     -----------    -----------    -----------
Intangible asset - June 30, 2004     $ 5,450,357    $ 1,977,877    $ 7,428,234
Additions                              3,376,728      1,316,880      4,693,608
Effect of translation adjustment         (27,762)                      (27,762)
Accumulated amortization              (3,883,529)    (1,739,765)    (5,623,294)
                                     -----------    -----------    -----------
    Net balance - June 30, 2005      $ 4,915,794    $ 1,554,992    $ 6,470,786
                                     ===========    ===========    ===========

Amortization expense:
Year ended June 30, 2005             $   980,524    $   403,457    $ 1,383,981
Year ended June 30, 2004             $   803,629    $   315,665    $ 1,119,294

The above amortization expense includes amounts in "Cost of Goods Sold" for capitalized software development costs of $58,961 and $43,298 for the fiscal years ended June 30, 2005 and 2004, respectively.

At June 30, 2005 and 2004, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $1,507,792 and $908,508, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $94,682 and $97,744 for the years ended June 30, 2005 and June 30, 2004, respectively.

Amortization expense of intangible assets over the next five years is as follows:

----------------------------------------------------------------------------------------------------
                                                       FISCAL YEAR ENDING
     Asset                 6/30/06      6/30/07      6/30/08      6/30/09      6/30/10      TOTAL
----------------------------------------------------------------------------------------------------
Product Licences         $1,271,996   $  591,872   $  591,872   $  576,799   $  375,463   $3,408,002
Customer Lists              551,204      301,454      263,376      263,376      175,583    1,554,993

                         ----------   ----------   ----------   ----------   ----------   ----------
                         $1,823,200   $  893,326   $  855,248   $  840,175   $  551,046   $4,962,995
                         ==========   ==========   ==========   ==========   ==========   ==========


NOTE 7 - DEBTS

NOTES PAYABLE

Notes payable consist of the following at June 30, 2005:

-------------------------------------------------------------------------
                               Balance at      Current         Long-Term
      Name                       6/30/05      Maturities      Maturities
-------------------------------------------------------------------------
A. Zaman Settlement            $   16,300      $   16,300     $       --
First Funding                         475             475             --
D&O Insurance                      49,688          49,688             --
Noon Group                        518,794         518,794             --
Gulf Crown                        259,397         259,397             --
Maxim Group                       100,000         100,000             --
Subsidiary Capital Leases         144,538         144,538             --
                               ----------      ----------     ----------
                               $1,089,192      $1,089,192     $       --
                               ==========      ==========     ==========

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler ("Cowler") and Surrey Design Partnership Ltd. The Company agreed to pay Cowler (pound)218,000 pound sterling or approximately $320,460 USD including interest, which the Company recorded as a note payable. The agreement called for monthly payments of (pound)3,000 until March 2004 and then (pound)4,000 per month until paid. As of June 30, 2004, the balance was $146,516. During the six months ended December 31, 2004, the Company paid (pound)12,000 or $21,997. In December 2004, the Company reached an agreement with Cowler to pay the balance of the loan in one lump-sum payment. Cowler agreed to accept (pound)52,000 or $103,371 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $21,148 in the accompanying consolidated financial statements.

In November 2002, the Company signed a settlement agreement with Herbert Smith for (pound)171,733 or approximately $248,871, including interest. The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. The balance owing at June 30, 2003 was $164,871. During the year ended June 30, 2004, the Company paid (pound)41,044 or $73,000. In addition, the Company adjusted the amount due in USD to reflect the change in exchange rates from when the settlement was reached in 2002. As a result $107,450 was recorded to translation loss. As of June 30, 2004, the balance was $199,321. During the nine months ended March 31, 2005, the Company paid $56,000. In April 2005, an agreement was reached with Herbert Smith whereby they accepted $110,000 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $33,321 in the accompanying consolidated financial statements.

In December 2001, as part of the winding up of Network Solutions Ltd. the parent agreed to assume the note payable of one of the major creditors, Barclay's Bank PLC of (pound)130,000 or $188,500 USD. In November 2002, the parties agreed upon a settlement agreement whereby the Company would pay (pound)1,000 per month for twelve months and (pound)2,000 per month thereafter until paid. During the fiscal year ended June 30, 2003, the Company paid approximately (pound)2,000 or $3,336. The balance owing at June 30, 2003 was $185,164. During the year ended June 30, 2004, the Company paid (pound)66,000 or $69,421. During the quarter ended March 31, 2004, the Company entered into a settlement agreement with Barclay's whereby Barclay's agreed to accept (pound)69,000 or $79,098 as payment in full. As a result the Company recorded a gain on the reduction of debt in the amount of $99,146. As of June 30, 2004, (pound)60,000 or $62,500 has been paid on the settlement amount and the balance of (pound)9,000 or $16,598 was paid in July, 2004.

In June 2002, the Company signed a settlement agreement with a former consultant for payment of past services rendered. The Company agreed to pay the consultant a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2004 was $26,300. During the current fiscal year the Company paid $10,000. As of June 30, 2005, the balance was $16,300. The entire balance has been classified as a current liability in the accompanying consolidated financial statements.

In January 2005, the Company renewed its director's and officer liability insurance for which the annual premium is $138,050. In February 2005, the Company arranged financing with AFCO Credit Corporation with a down payment of $27,610 with the balance to be paid in monthly installments. The balance owing as of June 30, 2005 was $49,688 and is classified as a current liability in the accompanying consolidated financials statements.

In October 2004, the Company renewed its professional liability insurance for which the annual premium is $5,944. The Company has arranged for financing with the insurance company with a down payment of $1,853 and nine monthly payment of $480 each. During the six months ended March 31, 2005, the Company paid $4,529. The balance owing at June 30, 2005 was $475 and is classified as a current liability in the accompanying consolidated financials statements.

In February 2005, the Company received a loan from a current shareholder Sir Gulam Noon in the amount of $500,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the fiscal year ended June 30, 2005, $18,794 of accrued interest was recorded for this loan.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In February 2005, the Company received a loan from Gulf Crown Investments in the amount of $250,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the fiscal year ended June 30, 2005, $9,397 of accrued interest was recorded for this loan.

In February 2005, the Company received a loan from a current shareholder Dr. Omar Atiq in the amount of $300,000. The note carries an interest rate of 12% per annum and is due on April 4, 2005. The maturity date of the loan may be extended at the option of the holder. During the quarter ended June 30, 2005, $150,000 cash was paid on the loan and 100,000 shares of the Company's common stock was issued valued at $156,160 to pay the debt in full, including $7,453 of accrued interest (see note 8). As a result, the Company recorded a gain on forgiveness of debt of $1,293 in the accompanying consolidated financial statements.

In May 2005, the Company received a loan from Maxim Group, LLC in the amount of $250,000. The note carries an interest rate of 12% and is due July 25, 2005. The note called for $150,000 to be paid with 80,214 shares the Company's common stock and the balance of $100,000 to be paid in cash. The market value of the shares issued was $152,968 (see Note 8). As a result, the Company recorded a loss on forgiveness of debt of $2,968 in the accompanying consolidated financial statements.

In addition, the various subsidiaries had current capital leases of $144,537 as of June 30, 2005.

LOANS PAYABLE - BANK

The Company's Pakistan subsidiary, NetSol Technologies (Private) Ltd., has two loans with a bank, secured by the Company's assets. These notes consist of the following as of June 30, 2005:

     TYPE OF               MATURITY      INTEREST        BALANCE
      LOAN                  DATE           RATE            USD
-------------------------------------------------------------------

Export Refinance          Every 6 months       4%       $  367,401
Line of Credit            On Demand            8%           21,688
                                                         ----------
Total                                                    $  389,089
                                                         ==========

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. As of June 30, 2004, the officers had loaned a total of $191,102, including $57,776 of accrued interest and had accrued wages of $102,087. During the fiscal year ended June 30, 2004, the officers exercised options against the amounts owing to them in the amount of $275,973. The balance owing as of June 30, 2004 was $17,219. During the current fiscal year, two officers deferred the increase in their wages for a total of $32,500. In addition, one officer exercised options against the amounts owing in the amount of $2,083. The balance owing as of June 30, 2005 was $47,636.

NOTE 8 - STOCKHOLDERS' EQUITY

Initial Public Offering:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In February 2004, an additional 100,000 shares were issued to Altvia as part of the purchase agreement for sales milestones achieved.

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

In January 2005, certain milestones, set forth in the purchase and sale agreement by and between the Company and the former owners, were met in the development of the Pearl. As such, the former owners of the product license were due an additional 40,000 shares of the Company's common stock. The Company recorded an addition to the product licenses in the amount of $91,600.

CQ Systems, Inc.

In February 2005, the Company completed the acquisition of CQ Systems, (see note
15). As part of this agreement, the Company issued 759,468 shares of its common stock valued at $1,816,301 to the shareholders of CQ Systems.

Private Placements

In August 2004, the Company sold 190,476 shares of the Company's common stock for $200,000 in a private placement. Of this amount $91,500 had been received during the year and a total of 87,143 shares were issued to the purchaser. The remaining balance of $108,500 or 103,333 shares are shown as "Shares to Be Issued" on the accompanying financial statements.

During the quarter ended December 31, 2004, the Company sold 1,390,476 shares of its common stock for $1,250,000 in private placement agreements.

In addition, the Company received $170,500 as payment on stock subscriptions receivable during the fiscal year ended June 30, 2005.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In July 2003, the Company sold 1,026,824 shares of the Company's common stock in a private placement transaction. Maxim Group, LLC in New York acted as the placement agent for the transaction. The total funds raised were $1,215,000 with approximately $102,950 in placement fees, commissions, and other expenses paid from the escrow of the sale for a net of $1,102,050. An SB-2 registration statement was filed on October 15, 2003 to register the shares for the selling shareholders in this transaction. The investors included 12 individual accredited investors with no prior ownership of the Company's common stock.

In May 2004, the Company sold 386,363 shares of the Company's common stock in a private placement transaction. Maxim Group, LLC in New York acted as the placement agent for the transaction. The total funds raised were $850,000 with approximately $103,300 in placement fees, commissions, and other expenses paid from the escrow of the sale. In addition, the Company issued 243,182 warrants in connection with the sale. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $230,413 or $1.41 per share and were recorded against the proceeds of the financing in the accompanying consolidated financial statements. Net proceeds of the financing were $516,287. The investors included 9 individual accredited investors with no prior ownership of the Company's common stock. An SB-2 was filed on June 15, 2004 to register these shares.

Services, Accrued Expenses and Payables

During the years ended June 30, 2005 and 2004, the Company issued 188,972 and 3,613 restricted Rule 144 common shares in exchange for services rendered, respectively. The Company recorded an expense of $246,650 and $9,000 for the years ended June 30, 2005 and 2004, respectively. Compensation expense was calculated based upon the fair market value of the freely trading shares as quoted on NASDAQ through 2005 and 2004, over the service period.

In November 2004, the Company entered into an agreement with a vendor whereby the Company issued the vendor 20,000 shares valued at $22,968 for the payment of outstanding invoices in the amount of $16,052. As a result, the Company recorded a gain on settlement of debt in the amount of $6,916.

During the year ended June 30, 2005, the Company issued 14,528 shares of the Company's common stock for accrued expenses valued at $27,000.

In February 2003, the Board of Directors and officers were granted the right to receive 5,000 shares of the Company's common stock if certain conditions were met during their 2003 - 2004 term of office. These conditions were met and a total of 45,000 restricted Rule 144 common shares were issued in June 2004. The shares were valued at the fair market value at the date of grant of $39,240 or $0.87 per share.

Issuance of shares for Conversion of Debt and Settlement of Litigation

During the year ended June 30, 2005, nineteen of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $1,050,000 and the Company issued 564,519 shares of its common stock to the note holders.

During the year ended June 30, 2005, a total of 180,214 shares of the Company's common stock valued at $309,128 were issued for the payment of two notes payable of $300,000 plus $7,453 (see Note 7). In addition, 67,470 shares valued at $104,660 were issued to pay the debts of a subsidiary.

During the year ended June 30, 2004, a total of 123,350 shares of the Company's common stock, valued at $209,200, were issued to three investors as reimbursement for debts of the Company paid by the investors. In addition, three convertible notes payable of $850,000 plus $11,429 of interest was converted into 477,993 shares of the Company's common stock.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended June 30, 2004, the Company issued 45,195 shares of common stock valued at $135,135 in settlement of litigation.

Options and Warrants Exercised

During the year ended June 30, 2005, the Company issued 1,210,110 shares of its common stock for the exercise of options valued at $1,807,733. Of these shares, 320,000 shares valued at $693,000 were cancelled. The Company received $969,733 in cash from the exercise of these options and recorded "Stock Subscription Receivable" in the amount of $145,000.

During the year ended June 30, 2004, the Company issued 1,067,309 shares of its common stock upon the exercise of stock options valued at $957,892; of this amount $290,000 was included in "Stock Subscription Receivable" in the accompany consolidated financial statements.

During the years ended June 30, 2005 and 2004, the Company issued 145,162 and 390,000 shares of its common stock upon the exercise of warrants valued at $290,324and $487,500, respectively.

Stock Subscription Receivable

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

At June 30, 2004, the Company had receivables from three employees and one investor for options exercised totally $290,000. The total receivable at June 30, 2004, was $333,650.

During the year ended June 30, 2005, the Company recorded $874,500 in receivable and collected $561,500. In addition, a purchaser (consultant) decided not to complete the agreed purchase and therefore 20,000 shares were cancelled and the related value of $30,000 was reversed from the receivable account. The balance of the receivable at June 30, 2005 was $616,650.

Treasury Stock

During the year ended June 30, 2004, the Company purchased 10,000 shares of its common stock on the open market for $21,457 as treasury shares.

During the year ended June 30, 2005, the Company purchased 30,000 shares of its common stock on the open market for $51,704. The Company issued 24,004 of its treasury shares valued at $45,964 in settlement of a debt. The balance at June 30, 2005 was $27,197.

Common Stock Purchase Warrants and Options

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of June 30, 2005:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   Exercise          Exercise
                                                 Options           Price           Warrants           Price
                                             --------------    --------------   --------------    --------------
Outstanding and exercisable, June 30, 2004        1,862,277    $0.75 to $5.00          693,182    $0.50 to $5.00
      Granted                                     3,994,833    $0.75 to $5.00          282,260    $         3.30
      Exercised                                    (809,110)   $0.75 to $2.21         (145,162)   $         2.00
      Expired                                       (10,000)   $         1.00         (175,000)
                                             --------------                     --------------
Outstanding and exercisable, June 30, 2005        5,038,000                           655,280

During the year ended June 30, 2005, 3,596,333 options were granted to employees of the company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. An expense of $5,492 was recorded for the granting of these options.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for years ended June 30, 2005 and 2004 as follows:

                                                        2005             2004
                                                   -------------    -------------
Net income (loss) - as reported                    $     663,325    $  (2,577,058)
Stock-based employee compensation expense,
     included in reported net loss, net of tax                --               --

Total stock-based employee compensation
     expense determined under fair-value-based
     method for all rewards, net of tax               (4,533,825)      (3,158,130)

                                                   -------------    -------------
Pro forma net loss                                 $  (3,870,500)   $  (5,735,188)
                                                   =============    =============

Earnings per share:
     Basic, as reported                                     0.06            (0.33)
     Diluted, as reported                                   0.04            (0.33)

     Basic, pro forma                                      (0.33)           (0.73)
     Diluted, pro forma                                    (0.03)           (0.73)

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

                                              2003                    2004
        Expected life (years)                 10 years                10 years
        Risk-free interest rate               3.25%                   3.25%
        Dividend yield                        -                       -
        Volatility                            100%                    114%

During the year ended June 30, 2005, nineteen debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 282,260 common shares were issued to the note holders. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $249,638 and ranged between $0.69 and $0.92 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

        Risk-free interest rate                  3.25%
        Expected life                            5 years
        Expected volatility                      82%
        Dividend yield                            0%

During the year ended June 30, 2004, the Company issued 243,182 warrants in connection with the sale of stock under a private placement agreement. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $230,413 or $1.41 per share and were recorded against the proceeds of the financing in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:


        Risk-free interest rate                  3.25%
        Expected life                            5 years
        Expected volatility                      100%
        Dividend yield                            0%


NOTE 9 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

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

The number and exercise prices of options granted under the 2001 Plan for the years ended June 30, 2005 and 2004 are as follows:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Exercise                     Exercise
                                                         2005             Price        2004            Price
                                                      ----------------------------   ---------------------------
Outstanding and exercisable, beginning of year             269,777  $0.75 to $2.50       398,408  $0.25 to $1.25
      Granted                                              484,000  $0.75 to $2.50       635,913  $0.75 to $2.50
      Exercised                                           (632,777) $0.75 to $2.50      (764,544) $0.25 to $1.25
      Expired                                              (10,000)          -                -          -
                                                      ------------                   -----------
Outstanding and exercisable, end of year                   111,000  $0.75 to $2.50       269,777  $0.75 to $2.50

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

The number and weighted average exercise prices of options granted under the 2002 Plan for the year ended June 30, 2005 and 2004 are as follows:

                                                                        Exercise                     Exercise
                                                         2005             Price        2004            Price
                                                      ----------------------------   ---------------------------
Outstanding and exercisable, beginning of year         1,142,500  $0.75 to $2.50        93,600          -
      Granted                                             14,500  $1.00 to $5.00     1,351,665  $0.75 to $2.50
      Exercised                                          (17,500) $0.75 to $2.50      (302,765) $0.25 to $1.25
      Expired                                                 -          -                 -          -
                                                      ----------                    ----------
Outstanding and exercisable, end of year               1,139,500  $0.75 to $5.00     1,142,500  $0.75 to $2.50

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The 2003 Plan

In March 2004, the Company enacted an Incentive and Non-statutory Stock Option Plan (the "2003 Plan") for its employees and consultants under which a maximum of 2,000,000 options may be granted to purchase restricted Rule 144 common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

The number and weighted average exercise prices of options granted under the 2003 Plan for the year ended June 30, 2005 and 2004 are as follows:

                                                                  Exercise                         Exercise
                                                     2005           Price            2004            Price
                                                 ----------------------------     ---------------------------
Outstanding and exercisable, beginning of year        450,000           -                 -            -
      Granted                                         386,500    $1.00 to $5.00      450,000    $2.64 to $5.00
      Exercised                                       (49,000)   $1.00 to $1.35           -           -
      Expired                                              -           -                  -           -
                                                 ------------                     ----------
Outstanding and exercisable, end of year              787,500    $1.00 to $5.00      450,000      $2.64 to $5.00

The 2004 Plan

In March 2005, the Company enacted an Incentive and Non-statutory Stock Option Plan (the "2004 Plan") for its employees and consultants under which a maximum of 5,000,000 options may be granted to purchase restricted Rule 144 common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The number and weighted average exercise prices of options granted under the 2004 Plan for the year ended June 30, 2005 are as follows:

                                                                      Exercise
                                                    2005                Price
                                                 -------------------------------
Outstanding and exercisable, beginning of year               -           -
      Granted                                        3,109,833   $1.50 to $2.91
      Exercised                                       (109,833)           $1.50
      Expired                                                -           -
                                                 --------------
Outstanding and exercisable, end of year             3,000,000   $1.50 to $2.91

NOTE 10 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors for a Series A Convertible Debenture (the "Bridge Loan") whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. The beneficial conversion feature of the debenture was valued at $252,257. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. During the years ended June 30, 2005 and 2004, the Company amortized $37,500 and $202,932, respectively. The unamortized balance at June 30, 2005 was $11,825.

During the year ended June 30, 2005, nineteen of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $1,050,000 and the Company issued 564,519 shares of its common stock to the note holders. The net balance at June 30, 2005, was $138,175.

Under the terms of the Bridge Loan agreements, and supplements thereto, the debentures bear interest at the rate of 10% per annum, payable on a quarterly basis in common stock or cash at the election of the Company. The maturity date is 24 months from the date of signing, or March 26, 2006. Pursuant to the terms of a supplemental agreement dated May 5, 2004 between NetSol and the debenture holders, the conversion rate was set at one share for each $1.86 of principal.

In addition, each debenture holder is entitled to receive at the time of conversion warrants equal to one-half of the total number of shares issued. The total number of warrants that may be granted is 322,582. The warrants expire in five years and have an exercise price of $3.30 per share. The fair value of the warrants will be calculated and recorded using the Black-Scholes method at the time of granting, when the debenture is converted. During the year ended June 30, 2005, nineteen debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 282,260 common shares were issued to the note holders. The warrants were valued using the fair value method at $249,638. The expense was recorded in the accompanying consolidated financial statements.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

In December 2003, the moved its headquarters from its previous facility to one with approximately 1,919 rentable square feet and a monthly rent of $3,934 per month. The term of the lease is for two years and expires on December 31, 2005. A security deposit of $3,934 was made and is included in other current assets in the accompanying consolidated financial statements.

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

The Australia lease is a three-year lease that expires in September 2007 and currently is rented at the rate of $1,380 per month. UK operations are currently conducted in leased premises operating on a month-to-month basis with current rental costs of approximately $5,500 per month. Our London, UK operations are currently conducted in leased premises operating on a month-to-month basis with current rental costs of approximately $5,500 per month. The CQ System facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of (pound)75,000 (approximately $131,871.15) with an early termination option in June 2006. In June 2005, the Company opened a sales office in Beijing, China. The Beijing lease is a one year lease that expires in June 2006. The monthly rent is $2,280 per month with the first two months free bringing the average monthly rent to $1,900 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $290,610 and $220,261 for the years ended June 30, 2005 and 2004, respectively.

Lahore Technology Campus

The newly built Technology Campus was inaugurated in Lahore, Pakistan in May 2004. This facility consists of 40,000 square feet of computer and general office space. This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan. Title to this facility is held by NetSol Technologies Pvt. Ltd., and is not subject to any mortgages. The Company also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park. By this agreement, the IT ministry would invest nearly 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility. NetSol has relocated over 250 employees into this new facility.

Employment Agreements

Effective January 1, 2004, the Company entered into an employment agreement with Naeem Ghauri as Chief Executive Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of 110,000 pounds sterling. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri's employment agreement was amended to increase his salary to (pound)160,000 per annum (approximately $280,000 per annum based on an exchange rate of 1.75) and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and options to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005.

Effective January 1, 2004, the Company entered into an employment agreement with Najeeb Ghauri as Chief Financial Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of $200,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri's employment agreement was amended to increase his salary to $250,000 per annum and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and options to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Effective January 1, 2004, the Company entered into an employment agreement with Salim Ghauri as the President and Chief Executive Officer the Company's Pakistan subsidiary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either the Company or Mr. Ghauri. The agreement provides for a yearly salary of $110,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to the Company. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri's employment agreement was amended to increase his salary to $150,000 per annum and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and optins to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005.

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

Litigation

Herbert Smith, a former attorney representing the Company, commenced a collection proceeding against the Company in the High Court of Justice, Queen's Bench Division, on July 31, 2002, claiming the Company owed a sum certain to it. The Company had signed an engagement letter dated October 18, 2000. Herbert Smith ("HS") was hired to proceed against Surrey Design Partnership Ltd. HS claimed the Company owed 171,733 pounds sterling or approximately $248,871 USD. This sum includes interest in the amount of 8% per annum and had been recorded as a note payable on the accompanying consolidated financial statements (see note 7). On November 28, 2002, a Consent Order was filed with the Court agreeing to a payment plan, whereby the Company is to pay $10,000 USD upon signing of the agreement, $4,000 USD a month for one year and $6,000 USD, per month thereafter until the debt is paid. During the years ended June 30, 2005 and 2004, the Company paid $166,000 and $73,000. In April 2005, an agreement was reached with Herbert Smith whereby they accepted $110,000 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $33,321 in the accompanying consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On January 29, 2002, the Company reached a settlement with Adrian Cowler and The Surrey Design Partnership Limited, the former owners of Network Solutions Group Limited ("NSGL"). The settlement had the following terms; I) NetSol to pay 50,000 pounds sterling; II) 3,000 pounds sterling to be paid for 24 months beginning 31, March 2002; III) 4,000 pounds sterling to be paid for 24 months beginning March 31, 2004; IV) NetSol to release 155,000 shares in escrow; V) 650,000 144 shares to be issued to Surrey Design. NetSol made some of the payments and issued all the shares. On June 11, 2002, Plaintiff filed an enforcement of judgment in California Superior Court of Los Angeles to enforce the judgment. A request for Entry of Default was filed on July 30, 2002. On September 10, 2002 NetSol filed its Opposition to Plaintiff's request for Entry of Judgment and on September 16, 2002, Plaintiff filed its Motion to Strike NetSol's Opposition. On September 25, 2002, the Company and Surrey Design entered into an Agreement to Stay Enforcement of Judgment. The terms of the Agreement included (i) NetSol to pay 25,000 pounds sterling upon execution of this Agreement; (ii) By February 20, 2003, NetSol to pay an addition 25,000 pounds sterling; (iii) From October 31, 2002 to February 28, 2003, NetSol to pay 3,000 pounds sterling; and (iv) from March 31, 2003 for a period of 24 months, NetSol to pay 4,000 pounds sterling. The settlement amount had been recorded in the accompanying consolidated financial statements as a note payable (see note
7). During the years ended June 30, 2005 and 2004, the Company paid $125,368 and $86,857. In December 2004, the Company reached an agreement with Cowler to pay the balance of the loan in one lump-sum payment. Cowler agreed to accept (pound)52,000 or $103,371 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $21,148 in the accompanying consolidated financial statements.

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

On March 3, 2004, Uecker and Associates, Inc. as the assignee for the benefit of the creditors of PGC Systems, Inc. f.k.a. Portera Systems Inc. filed a request for arbitration demanding payment from the Company for the amounts due under the agreement in the amount of $175,700. On March 31, 2004, the Company filed an Answering Statement to the Request of Uecker & Associates denying each and every allegation contained in the Claim filed by Uecker & Associates and stating NetSol's affirmative defenses. There was an administrative conference scheduled with the case manager of the American Arbitration Association on March 17, 2004. An arbitrator has been selected and the parties are selecting dates for arbitration in this matter. A settlement was reached by and between the Company and Portera on November 11, 2004 whereby Portera agreed to a settlement of any and all issues related to the claim in exchange for one time payment of $75,000 which was paid by December 3, 2004.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On June 24, 2004, the Company reached a settlement agreement with, Brobeck, Phelger, et al, a vendor, for amounts in dispute. The vendor agreed to accept $108,500 as payment in full to be paid in three installments totaling $54,250 and one payment of $54,250 to be paid either in cash or in the Company's common stock. As of June 30, 2004, the Company recorded a gain of $102,119 from the settlement of this debt in the accompanying consolidated financial statements. In September 2004, the Company issued 24,004 of Treasury Shares valued at $45,965 (see Note 8), as a result the Company recorded a gain of $8,285 from the settlement of this debt in the accompanying consolidated financial statements.

On May 12, 2004, Merrill Corporation served an action against NetSol for account stated, common counts, open book account and unjust enrichment alleging amounts due of $90,415.33 together with interest thereon from August 23, 2001. On June 24, 2004, the parties reached a settlement agreement. The vendor agreed to accept $75,450 as payment in full to be paid $10,450 at the time of signing the agreement and the balance in five monthly installments of $13,000. The Company recorded a gain of $14,965 from the settlement of this debt in the accompanying consolidated financial statements. During the fiscal year ended June 30, 2005, the monthly installments were paid as agreed.

NOTE 12 - SEGMENT AND GEOGRAPHIC AREAS

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2005 and 2004:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                2005            2004
 Revenues from unaffiliated customers:
      North America                         $    295,725    $    676,857
      International                           12,141,928       5,072,205
                                            ------------    ------------
         Consolidated                       $ 12,437,653    $  5,749,062
                                            ============    ============

Operating income (loss):
      North America                         $ (2,810,508)   $ (3,452,920)
      International                            3,875,213         744,902
                                            ------------    ------------
         Consolidated                       $  1,064,705    $ (2,708,018)
                                            ============    ============

Identifiable assets:
      North America                         $  6,373,169    $  4,309,332
      International                           14,752,865       7,668,716
                                            ------------    ------------
         Consolidated                       $ 21,126,034    $ 11,978,048
                                            ============    ============

Depreciation and amortization:
      North America                         $  1,324,098    $  1,080,498
      International                              240,464         160,294
                                            ------------    ------------
         Consolidated                       $  1,564,562    $  1,240,792
                                            ============    ============

Capital expenditures:
      North America                         $         --    $     55,986
      International                            1,468,499       2,805,768
                                            ------------    ------------
         Consolidated                       $  1,468,499    $  2,861,754
                                            ============    ============

NOTE 13 - MINORITY INTEREST IN SUBSIDIARY

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

During the quarter ended September 30, 2003, the funds were received by Connect and a minority interest of $200,000 was recorded for Akhter's portion of the subsidiary. During the quarter ended December 31, 2003, Akhter paid an additional $10,000 to the Company for this purchase. Per the agreement, it was anticipated that Connect would require a maximum of $500,000 for expansion of its business from each partner. Akhter was to meet the initial financial requirements of the Connect until November 1, 2003. As of December 31, 2004, both NetSol and Akhter had injected the majority of their committed cash to meet the expansion requirement of the company. As of June 30, 2005, a total of $751,356 had been transferred to Connect, of which $410,781 was from Akhter.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the years ended June 30, 2005 and 2004, the subsidiary had net losses of $27,422 and $689,000, respectively, of which $13,684 and $273,159 respectively, was recorded against the minority interest. The balance of the minority interest at June 30, 2005 was $323,938.

NetSol-TiG:

In December 2004, NetSol forged a new and a strategic relationship with a UK based public company TIG Plc. A new Joint Venture was signed by the two companies to create a new company, TiG NetSol Pvt Ltd. ("NetSol-TiG"), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The agreement anticipates TiG's technology business to be outsourced to NetSol's offshore development facility. Both companies, according to this agreement, would invest a total of $1 million or $500,000 each in next few months for infrastructure, dedicated personnel and systems in the NetSol IT campus in Lahore.

During year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the new subsidiary began operations.

For the year ended June 30, 2005, the subsidiary had net income of $250,013, of which $124,756 was recorded against the minority interest. The balance of the minority interest at June 30, 2005 was $376,382.

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

In December 2004, the Company reached an agreement with Cowler to pay the balance owing on the loan in one lump-sum payment (see note 7). Cowler agreed to accept (pound)52,000 or $103,371 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $21,148.

During the quarter ended December 31, 2004, a former officer of Abraxas, the Company's Australian subsidiary, agreed to forgive amounts accrued to him for long-term service leave prior to the Company's acquisition in 1999. The amounts accrued were during the period of 1984 to 1999. As a result, the Company recorded a gain on forgiveness of debt of $139,549.

In February 2005, the Company reached an agreement with a former vendor to settle amounts owing. The vendor agreed to accept $27,580 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $27,581.

In April 2005, the Company reached an agreement with Herbert Smith to pay the balance owing on the loan in one lump-sum payment (see note 7). Smith agreed to accept $135,000 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $33,321.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 2005, the Company reached an agreement with a former vendor to settle amounts owing. The vendor agreed to accept $3,000 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $1,958.

In May 2005, the Company issued shares of its common stock as payment for two notes payable and accrued interest (see note 7). As a result, the Company recorded a net loss on forgiveness of debt of $1,675.

During the year ended June 30, 2005, the Company wrote-off old invoices for services under the statute of limitations. The vendors had not contacted the Company in over four years and the original services were in dispute at the time they were rendered. As a result, the Company recorded a gain on forgiveness of debt of $120,951.

NOTE 15 - ACQUISITION OF CQ SYSTEMS

On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition closed on February 22, 2005.

According to the terms of the Share Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CQ from CQ's current shareholders, whose identity is set forth in the Share Purchase Agreement (the "CQ Shareholders") at the completion date in exchange for a purchase price consisting of: a) 50.1% of CQ's total gross revenue for the twelve month period ending March 31, 2005 after an adjustment for any extraordinary revenue, i.e. non-trading revenue ("LTM Revenue") multiplied by 1.3 payable: (i) 50% in shares of restricted common stock of the Company at a per share cost basis of $2.313 and as adjusted by the exchange rate of U.S. Dollar to British Pound (at the spot rate for the purchase of sterling with U.S. dollars certified by NatWest Bank plc as prevailing at or about 11:00 a.m.) on January 19, 2005 and, (ii) 50% in cash; and b) 49.9% of CQ's LTM Revenue for the period ending March 31, 2006 multiplied by 1.3 payable, at the Company's discretion: (i) wholly in cash; or
(ii) on the same basis and on the same terms as the initial payment provided, however that the cost basis of the Company's common stock shall be based on the 20 day volume weighted average of the Company's shares of common stock as traded on NASDAQ 20 days prior to March 31, 2005 and, provided that under no circumstances shall the total number of shares of common stock issued to the CQ Shareholders exceed 19% of the issued and outstanding shares of common stock, less treasury shares, of the Company at January 19, 2005.

The initial purchase price was (pound)3,576,335 or $6,730,382, of which one-half was due at closing payable in cash and stock and the other half is due when the audited March 31, 2006 financial statements are completed. On the closing date, $1.7 million was paid and 681,965 shares were issued to the shareholders of CQ, valued at $1,676,795 at an average share price of $2.46 (see note 8) was recorded. In addition, the agreement called for the accumulated retained earnings amounting to (pound)423,711 or $801,915 of CQ Systems as of the closing date to be paid to the shareholders in cash and stock. In April 2005, the additional cash of (pound)350,000 or $662,410 was paid and 77,503 shares of the Company's common stock valued at $139,505 were issued. The total amount paid at closing was $4,178,710.

In accordance with SFAS 141, the Company has recognized the lesser of the maximum amount of the contingent consideration based on earnings or the excess of the fair market value of assets acquired over the purchase price as a deferred liability. The deferred liability balance at June 30, 2005 was $313,397. The purchase price has been allocated as follows:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Purchase Price Allocation:
Purchase Price                             $    7,532,297
Less contingent consideration                  (3,353,587)
                                           --------------
   Net purchase price                      $    4,178,710
                                           ==============

Net tangible assets                        $      984,420
Intangible Assets:
  Product License                               2,190,807
  Customer Lists                                1,316,880
Deferred liability                               (313,397)
                                           --------------
  Net purchase price                       $    4,178,710
                                           ==============

The following is the proforma financial information of the Company assuming the transaction had been consummated at the beginning of the fiscal years ended June 30, 2004 and 2005:

                                                           For the years
                                                           Ended June 30,
                                                     2005               2004

Statement of Operations:
Revenues                                       $   15,910,061    $   10,389,715
Cost of Sales                                       6,684,419         4,533,669
                                               --------------    --------------
Gross Profit                                        9,225,642         5,856,046

Operating Expenses                                  7,974,393         8,354,927
                                               --------------    --------------
Income (loss) from operations                       1,251,249        (2,498,881)

Other income and (expenses)                          (337,346)         (357,018)
                                               --------------    --------------
Income (loss) before minority interest                913,903        (2,855,899)
Minority interest in subsidiary                      (111,073)          273,159
                                               --------------    --------------
Net Income (loss)                              $      802,830    $   (2,582,740)
                                               ==============    ==============


Earnings Per Share:
     Basic                                     $         0.07    $        (0.30)
     Diluted                                   $         0.05    $        (0.30)


NOTE 16 - SUBSEQUENT EVENTS

On July 31, 2005, the Company entered into an agreement with Butura Properties to terminate the lease on the Maryland office space before the lease expiration. The Company was required to pay $23,000 for accrued rent of $7,590 and $15,410 in early termination fees. In addition, the security deposit of $2,530 was forfeited.

In  August  2005,  the  Company  listed  its  wholly-owned  subsidiary,   NetSol
Technologies Ltd. on the Karachi Stock Exchange ("KSE"). The initial public offering of stock, of NetSol Technologies Ltd., together with the pre-initial public offering private placement, raised over $5.83 million. NetSol Technologies Ltd. is listed on the KSE under the symbol "NETSOL". Trading of `NETSOL' on the KSE commenced on August 26, 2005.