Form 10QSB
period 2005-09-30
NETSOL TECHNOLOGIES INC
filed 2005-11-10
CIK 1039280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

                                Yes    X    No
                                    -------    -------

The issuer had 14, 178,711 shares of its $.001 par value Common Stock issued and outstanding as of November 7, 2005.

Transitional Small Business Disclosure Format (check one)

                                Yes         No    X
                                    -------    -------


--------------------------------------------------------------------------------

                            NETSOL TECHNOLOGIES, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                 Page No.

Item 1.  Financial Statements

Consolidated Unaudited Balance Sheet as of September 30, 2005               3

Comparative Unaudited Consolidated Statements of Income                     4
for the Three Months Ended September 30, 2005 and 2004 (restated)

Comparative Unaudited Consolidated Statements of Cash Flow                  5
for the Three Months Ended September 30, 2005 and 2004 (restated)

Notes to the Unaudited Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis or Plan of Operation          18

Item 3.  Controls and Procedures                                            24


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                  25

Item 2.  Changes in Securities                                              25

Item 3.  Defaults Upon Senior Securities                                    25

Item 4.  Submission of Matters to a Vote of Security Holders                25

Item 5.  Other Information                                                  25

Item 6.  Exhibits and Reports on Form 8-K                                   25

         (a) Exhibits (b) Reports on Form 8-K

--------------------------------------------------------------------------------
                                                                          Page 2

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEET -- SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $  1,469,154
     Certificates of deposit                                                     2,487,577
     Accounts receivable, net of allowance for doubtful accounts of $80,000      4,029,616
     Revenues in excess of billings                                              3,018,048
     Other current assets                                                        1,603,439
                                                                              ------------
        Total current assets                                                                   12,607,834
PROPERTY AND EQUIPMENT, net of accumulated depreciation                                         5,655,543
INTANGIBLES:
     Product licenses, renewals, enhancedments, copyrights,
        trademarks, and tradenames, net                                          4,811,643
     Customer lists, net                                                         1,397,837
     Goodwill                                                                    1,166,611
                                                                              ------------
        Total intangibles                                                                       7,376,091
                                                                                             ------------
        TOTAL ASSETS                                                                         $ 25,639,468
                                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $  2,524,249
     Current portion of notes and obligations under capitalized leases           1,087,110
     Billings in excess of revenues                                                125,185
     Due to officers                                                                50,657
     Deferred liability                                                            313,397
     Loans payable, bank                                                           462,186
                                                                              ------------
        Total current liabilities                                                               4,562,784
OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                                     142,647
CONVERTIBLE DEBENTURE                                                                              94,745
                                                                                             ------------
        TOTAL LIABILITIES                                                                       4,800,176
MINORITY INTEREST                                                                               1,067,406
COMMITMENTS AND CONTINGENCIES                                                                        --

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value; 45,000,000 share authorized;
        13,953,266 issued and outstanding                                           13,953
     Additional paid-in-capital                                                 50,794,633
     Treasury stock                                                                (27,197)
     Accumulated deficit                                                       (30,115,240)
     Stock subscription receivable                                                (377,338)
     Common stock to be issued                                                     124,586
     Other comprehensive loss                                                     (641,511)
                                                                              ------------
        TOTAL STOCKHOLDERS' EQUITY                                                             19,771,886
                                                                                             ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 25,639,468
                                                                                             ============

   See accompanying notes to the unaudited consolidated financial statements.
--------------------------------------------------------------------------------
                                                                          Page 3

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             For the Three Months
                                                              Ended September 30,
                                                             2005            2004
                                                         ------------    ------------
                                                                          (restated)
NET REVENUES                                             $  4,469,985    $  2,058,305
COST OF REVENUES                                            1,667,350         762,268
                                                         ------------    ------------
GROSS PROFIT                                                2,802,635       1,296,037

OPERATING EXPENSES:
      Selling and marketing                                   318,864         119,348
      Depreciation and amortization                           552,531         295,537
      Settlement costs                                         15,953            --
      Salaries and wages                                      536,376         347,237
      Professional services, including non-cash
          compensation                                        123,158         114,334
      General and adminstrative                               583,547         277,515
                                                         ------------    ------------
          Total operating expenses                          2,130,429       1,153,971
                                                         ------------    ------------
INCOME FROM OPERATIONS                                        672,206         142,066
OTHER INCOME AND (EXPENSES)
      Gain (loss) on sale of assets                               391            (620)
      Beneficial conversion feature                            (6,569)        (37,500)
      Fair market value of options and warrants issued         (9,489)        (28,024)
      Gain on forgiveness of debt                               3,641          50,274
      Interest expense                                        (79,023)        (21,575)
      Interest income                                          84,412            --
      Other income and (expenses)                             (32,503)         21,558
      Income taxes                                            (62,108)         (1,514)
                                                         ------------    ------------
          Total other expenses                               (101,248)        (17,401)
                                                         ------------    ------------
NET INCOME BEFORE MINORITY INTEREST IN SUBSIDIARY             570,958         124,665
MINORITY INTEREST IN SUBSIDIARY                              (367,213)         15,068
                                                         ------------    ------------
NET INCOME                                                    203,745         139,733
OTHER COMPREHENSIVE LOSS:
      Translation adjustment                                 (120,820)       (118,378)
                                                         ------------    ------------
COMPREHENSIVE INCOME                                     $     82,925    $     21,355
                                                         ============    ============

NET INCOME  PER SHARE:
      Basic                                              $       0.01    $       0.01
                                                         ============    ============
      Diluted                                            $       0.01    $       0.01
                                                         ============    ============

Weighted average number of shares outstanding
      Basic                                                13,897,883       9,504,789
      Diluted                                              14,246,614      12,065,735

   See accompanying notes to the unaudited consolidated financial statements.
--------------------------------------------------------------------------------
                                                                          Page 4

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                    For the Three Months
                                                                     Ended September 30,
                                                                    2005           2004
                                                                -----------    -----------
                                                                                (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income  from continuing operations                    $   203,745    $   139,733
      Adjustments to reconcile net income  to net cash
          used in operating activities:
      Depreciation and amortization                                 644,733        374,199
      Gain on settlement of debt                                     (3,641)       (50,274)
      (Gain) loss on sale of assets                                    (391)           620
      Minority interest in subsidiary                               367,213        (15,068)
      Stock issued for services                                      60,856         25,745
      Fair market value of warrants and stock options granted         9,489         28,024
      Beneficial conversion feature                                   6,569         37,500
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN ASSETS:
          Accounts receivable                                      (123,256)      (214,527)
          Other current assets                                   (1,731,193)      (824,020)
      DECREASE IN LIABILITIES:
          Accounts payable and accrued expenses                    (540,968)      (564,159)
                                                                -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES                      (1,106,844)    (1,062,227)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                          (817,676)      (213,990)
      Sales of property and equipment                                91,046         86,988
      Purchases of certificates of deposit                       (2,282,097)          --
      Proceeds from sale of certificates of deposit                    --          250,000
      Increase in intangible assets - development costs            (211,844)       (77,990)
      Capital investments in minority interest of subsidiary           --          191,606
      Proceeeds from sale of minority interest of subsidiary           --             --
                                                                -----------    -----------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (3,220,571)       236,614
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                               --          220,000
      Proceeds from the exercise of stock options                   288,062           --
      Capital contributed from sale of subsidiary stock           4,031,001           --
      Purchase of treasury shares                                      --          (51,704)
      Proceeds from loans                                              --             --
      Capital lease obligations & loans 0 net                        91,236        (30,967)
                                                                -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                   4,410,299        137,329
EFFECT OF EXCHANGE RATE CHANGES IN CASH                              14,543         21,973
                                                                -----------    -----------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                97,427       (666,311)
Cash and cash equivalents, beginning of period                    1,371,727        871,161
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 1,469,154    $   204,850
                                                                ===========    ===========

   See accompanying notes to the unaudited consolidated financial statements.
--------------------------------------------------------------------------------
                                                                          Page 5

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                    For the Three Months
                                                                    Ended September 30,
                                                                      2005       2004
 SUPPLEMENTAL DISCLOSURES:
       Cash paid during the period for:
          Interest                                                  $ 57,398   $ 21,575
                                                                    ========   ========
          Taxes                                                     $   --     $  1,514
                                                                    ========   ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for services and compensation             $ 60,855   $111,920
                                                                    ========   ========
      Common stock issued for conversion of convertible debenture   $ 50,000   $150,000
                                                                    ========   ========
      Common stock issued for settlement of debt                    $   --     $ 45,965
                                                                    ========   ========


   See accompanying notes to the unaudited consolidated financial statements.
--------------------------------------------------------------------------------
                                                                          Page 6

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2005. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol (Pvt), Limited ("PK Private"), NetSol Technologies Limited ("UK"), NetSol-Abraxas Australia Pty Ltd. ("Abraxas"), NetSol Altvia, Inc. ("USA"), CQ Systems Limited ("CQ"), and its majority-owned subsidiaries, NetSol Technologies (Pvt), Ltd.("PK Tech"), NetSol Connect (Pvt), Ltd. ("Connect"), and TIG-NetSol (Pvt) Limited ("TIG"). All material inter-company accounts have been eliminated in consolidation.

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

--------------------------------------------------------------------------------
                                                                          Page 7

NOTE 4 - EARNINGS PER SHARE:


"Earnings per share" is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


----------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005           NET INCOME        SHARES       PER SHARE
----------------------------------------------------------------------------------------------------
 Basic earnings per share:                               $  203,745      13,897,883     $     0.01
       Net income available to common shareholders
 Effect of dilutive securities
       Stock options                                                        347,064
       Warrants                                                               1,667
                                                       --------------- -------------- --------------
 Diluted earnings per share                              $  203,745      14,246,614     $     0.01
                                                       =============== ============== ==============

----------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004           NET INCOME        SHARES       PER SHARE
----------------------------------------------------------------------------------------------------
 Basic earnings per share:                               $  139,733       9,504,789     $     0.01
       Net income available to common shareholders
 Effect of dilutive securities
       Stock options                                                      1,852,277
       Warrants                                                             708,668
                                                       --------------- -------------- --------------
 Diluted earnings per share                              $  139,733      12,065,734     $     0.01
                                                       =============== ============== ==============


NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd., and CQ Systems Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited, NetSol Connect PVT, Ltd., and NetSol-TiG, use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol USA, Inc., use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $641,511 at September 30, 2005 are classified as an item of accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet. During the three months ended September 30, 2005 and 2004, comprehensive loss in the consolidated statements of operation included translation loss of $120,820 and $118,378, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2005:

Prepaid Expenses     $  929,967
Advance Income Tax      159,670
Employee Advances        41,574
Security Deposits        68,018
Other Receivables       313,707
Other Assets             90,503

                     ----------
    Total            $1,603,439
                     ==========

--------------------------------------------------------------------------------
                                                                          Page 8

In August 2004, the Company entered into a two-year consulting agreement with a non-related third party whereby the Company agreed to pay the consultant a total of 100,000 shares of its common stock valued at $111,920. This has been recorded as a prepaid expense and is being amortized over the life of the service agreement. During the quarter ended September 30, 2005 and 2004, $13,990 and $6,995 was expensed, respectively.

NOTE 7 - DEBTS

NOTES PAYABLE

Notes payable as of September 30, 2005 consist of the following:

------------------------------------------------------------------
                               Balance at    Current    Long-Term
                     Name      9/30/05      Maturities  Maturities
------------------------------------------------------------------
 A. Zaman Settlement           $   16,300   $   16,300  $       -
 D&O Insurance                     12,513       12,513          -
 Noon Group                       531,082      531,082          -
 Gulf Crown                       265,541      265,541          -
 Maxim Group                      102,453      102,453          -
 Subsidiary Capital Leases        159,221      159,221          -

                               ----------- ------------ ----------
                                1,087,110    1,087,110          -
                               =========== ============ ==========


In June 2002, the Company signed a settlement agreement with a former employee for payment of past services rendered. The Company agreed to pay the employee a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2005 and September 30, 2005 was $16,300. The entire balance has been classified as a current liability in the accompanying consolidated financials statements.

In January 2005, the Company renewed its director's and officer liability insurance for which the annual premium is $138,050. In February 2005, the Company arranged financing with AFCO Credit Corporation with a down payment of $27,610 with the balance to be paid in monthly installments. The balance owing as of September 30, 2005 was $12,513 and is classified as a current liability in the accompanying consolidated financials statements.

In February 2005, the Company received a loan from Noon Group in the amount of $500,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the quarter ended September 30, 2005, $12,288 of accrued interest was recorded for this loan. Total accrued interest added to the loan at September 30, 2005 was $31,082.

In February 2005, the Company received a loan from Gulf Crown Investments in the amount of $250,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the quarter ended September 30, 2005, $6,144 of accrued interest was recorded for this loan. accrued interest added to the loan at September 30, 2005 was $15,541.

In May 2005, the Company received a loan from Maxim Group, LLC in the amount of $250,000. The note is due on July 25, 2005 and carries an interest rate of 12% starting on the due date and increases 1.5% per month thereafter. The note called for $150,000 to be paid with 80,214 shares the Company's common stock and the balance of $100,000 to be paid in cash. In May 2005, the shares were issued. During the quarter ended September 30, 2005, $2,453 of accrued interest was recorded for this loan. Total accrued interest added to the loan at September 30, 2005 was $2,453.

In addition, the various subsidiaries had current maturities of capital leases of $159,221 as of September 30, 2005.

--------------------------------------------------------------------------------
                                                                          Page 9

BANK NOTE

The Company's Pakistan subsidiary, NetSol Technologies (Private) Ltd., has two loans with a bank, secured by the Company's assets. These notes consist of the following as of September 30, 2005:

       TYPE OF              MATURITY          INTEREST         BALANCE
         LOAN                 DATE              RATE             USD
-----------------------------------------------------------------------

Export Refinance         Every 6 months          8%           $ 238,363
Line of Credit           On Demand              12%             223,823

                                                              ---------
Total                                                         $ 462,186
                                                              =========

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company in addition to deferring compensation. As of June 30, 2005, the officers had a balance owing to them of $47,636. Two of the officers have deferred the increase in their wages. During the three months ended September 30, 2005, $22,500 of accrued wages was added to the balance due to officers. In addition, $19,479 was reimbursed to one officer against the amounts owing to him. The balance owing as of September 30, 2005 was $50,657.

NOTE 8 - STOCKHOLDERS' EQUITY:

EQUITY TRANSACTIONS

PRIVATE PLACEMENTS

In August 2004, the Company sold 190,476 shares of the Company's common stock for $200,000 in a private placement. Of this amount $91,500 had been received during the fiscal year ended June 30, 2005 and a total of 87,143 shares were issued to the purchaser. The remaining balance of $108,500 or 103,333 shares are shown as "Shares to Be Issued" on the accompanying financial statements.

SERVICES

During the quarter ended September 30, 2005, the Company issued 2,500 restricted Rule 144 common shares in exchange for services rendered valued at $3,822. Compensation expense was calculated based upon the fair market value of the freely trading shares as quoted on NASDAQ over the service period.

In July 2004, the Board of Directors and officers were granted the right to receive shares of the Company's common stock if certain conditions were met during their 2004 - 2005 term of office. These conditions were met and a total of 28,000 restricted Rule 144 common shares were issued in August 2005. In addition, 11,000 shares were recorded as "Shares to be Issued" and are valued at $16,088. The shares were valued at the fair market value at the date of grant of $57,034 or $1.46 per share.

ISSUANCE OF SHARES FOR CONVERSION OF DEBT

During the quarter ended September 30, 2005, one of the convertible debenture holders elected to convert their note into common stock. The total of the note converted was $50,000 and the Company issued 26,882 shares of its common stock to the note holder.

OPTIONS AND WARRANTS EXERCISED

During the quarter ended September 30, 2005, the Company issued 65,000 shares of its common stock for the exercise of options valued at $48,750.

--------------------------------------------------------------------------------
                                                                         Page 10

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

The balance at June 30, 2005 was $616,650. During the quarter ended September 30, 2005, the Company received a total of $239,312 as payment on the receivable. The balance at September 30, 2005 was $377,338.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the three months ended September 30, 2005:

                                                                   Exercise                       Exercise
                                                    Options          Price         Warrants        Price
                                                   ---------    ---------------  ------------  --------------
Outstanding and exercisable, June 30, 2005         5,038,000    $0.75 to $5.00      655,280    $0.50 to $5.00
     Granted                                         320,000    $1.75 to $2.89       13,441    $         3.30
     Exercised                                       (65,000)   $     0.75             --
     Expired                                            --                             --
                                                   ---------                     ------------
Outstanding and exercisable, September 30, 2005    5,293,000                        668,721


During the quarter ended September 30, 2005, a total of 320,000 options were granted to employees of the company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. The exercise price of the options ranges from $1.75 to $2.89.

There were no options granted during the quarter ended September 30, 2004.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for quarter ended September 30, 2005 as follows:

                                                     2005
                                                 -----------
Net income (loss) - as reported                  $   203,745
Stock-based employee compensation expense,
     included in reported net loss, net of tax          --

Total stock-based employee compensation
     expense determined under fair-value-based
     method for all rewards, net of tax             (388,750)

                                                 -----------
Pro forma net loss                               $  (185,005)
                                                 ===========

Earnings per share:
     Basic, as reported                                 0.01
     Diluted, as reported                               0.01

     Basic, pro forma                                  (0.01)
     Diluted, pro forma                                (0.01)

--------------------------------------------------------------------------------
                                                                         Page 11

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

                  Risk-free interest rate                     3.25%
                  Expected life                               10 years
                  Expected volatility                         54% - 57%
                  Dividend yield                               0%

During the quarter ended September 30, 2005, one debenture holder converted their note into common stock. As part of the conversion, warrants to purchase a total of 13,441 common shares were issued to the note holder. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $9,489 or $0.71 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

                  Risk-free interest rate                     3.25%
                  Expected life                               5 years
                  Expected volatility                         56%
                  Dividend yield                               0%

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

--------------------------------------------------------------------------------
                                                                         Page 12

Product licenses and customer lists were comprised of the following as of September 30, 2005:

                                       Product Licenses    Customer Lists        Total
Intangible asset - June 30, 2005       $      8,799,323    $    3,294,757    $ 12,094,080
Additions                                       228,597              --           228,597
Effect of translation adjustment                (14,750)          (14,750)
Accumulated amortization                     (4,201,528)       (1,896,920)     (6,098,448)
                                       ----------------    --------------    ------------
    Net balance - September 30, 2005   $      4,811,642    $    1,397,837    $  6,209,479
                                       ================    ==============    ============

Amortization expense:
Three months ended Sept. 30, 2005      $        345,754    $      157,155    $    502,909
Three months ended Sept. 30, 2004      $        200,907    $       78,916    $    279,823


The above amortization expense includes amounts in "Cost of Goods Sold" for capitalized software development costs of $18,875 and $10,621 for the quarters ended September 30, 2005 and 2004, respectively.

At September 30, 2005 and 2004, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $1,572,675 and $1,013,791, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $27,755 and $10,621 for the quarters ended September 30, 2005 and 2004, respectively.

Amortization expense of intangible assets over the next five years is as follows:

----------------------------------------------------------------------------------------------
                                          FISCAL PERIOD ENDING
         Asset       9/30/06      9/30/07      9/30/08      9/30/09      9/30/10      TOTAL
----------------------------------------------------------------------------------------------
Product Licences   $1,101,966   $  591,872   $  591,872   $  563,876   $  240,416   $3,090,002
Customer Lists        497,969      263,376      263,376      263,376      109,740    1,397,837

                   ----------   ----------   ----------   ----------   ----------   ----------
                   $1,599,935   $  855,248   $  855,248   $  827,252   $  350,156   $4,487,839
                   ==========   ==========   ==========   ==========   ==========   ==========


There were no impairments of the goodwill asset in the period ended September 30, 2005 and 2004.

--------------------------------------------------------------------------------
                                                                         Page 13

NOTE 10 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the three months ended September 30:


                                             2005            2004
Revenues from unaffiliated customers:
     North America                      $       --      $    170,134
     International                         4,469,985       1,888,171
                                        ------------    ------------
        Consolidated                    $  4,469,985    $  2,058,305
                                        ============    ============

Operating income (loss):
     North America                      $   (913,708)   $   (536,290)
     International                         1,585,914         678,356
                                        ------------    ------------
        Consolidated                    $    672,206    $    142,066
                                        ============    ============

Identifiable assets:
     North America                      $  5,839,916    $  3,606,534
     International                        19,799,552       8,406,877
                                        ------------    ------------
        Consolidated                    $ 25,639,468    $ 12,013,411
                                        ============    ============

Depreciation and amortization:
     North America                      $    482,991    $    263,503
     International                           161,742         110,696
                                        ------------    ------------
        Consolidated                    $    644,733    $    374,199
                                        ============    ============

Capital expenditures:
     North America                      $       --      $       --
     International                           817,676         213,990
                                        ------------    ------------
        Consolidated                    $    817,676    $    213,990
                                        ============    ============


NOTE 11 - MINORITY INTEREST IN SUBSIDIARY

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

--------------------------------------------------------------------------------
                                                                         Page 14

For the quarters ended September 30, 2005 and 2004, the subsidiary had net income of $51,538 and net losses of $30,196, respectively, of which $25,717 and ($15,068) respectively, was recorded against the minority interest. The balance of the minority interest at September 30, 2005 was $349,655.

NetSol-TiG:

In December 2004, NetSol forged a formed a joint venture with with a UK based public company TIG Plc. A new Joint Venture agreement was signed by the two companies to create a new company, TiG NetSol Pvt Ltd. ("NetSol-TiG"), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The agreement anticipates TiG's technology business to be outsourced to NetSol's offshore development facility. Both companies, according to this agreement, would invest a total of $1 million or $500,000 each in next few months for infrastructure, dedicated personnel and systems in the NetSol IT campus in Lahore.

During the year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the new subsidiary began operations.

For the quarter ended September 30, 2005, the subsidiary had net income of $240,166, of which $119,843 was recorded against the minority interest. The balance of the minority interest at September 30, 2005 was $496,098.

NetSol Technologies, Limited ("PK Tech")

In August 2005, the Company's wholly-owned subsidiary, NetSol Technologies
(Pvt), Ltd. ("PK Tech") became listed on the Karachi Stock Exchange in Pakistan. The Initial Public Offering ("IPO") sold 9,982,000 shares of the subsidiary to the public thus reducing the Company's ownership by 28.13%. Net proceeds of the IPO were $4,890,224. As a result of the IPO, the Company is required to show the minority interest of the subsidiary on the accompanying consolidated financial statements.

For the quarter ended September 30, 2005, the subsidiary had net income of $787,960, of which $221,653 was recorded against the minority interest. The balance of the minority interest at September 30, 2005 was $221,653.


NOTE 12 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors to acquire Series A Convertible Debentures (the "Bridge Loan") whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $252,257. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. The net balance at September 30, 2005, is $94,745.


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


During the quarter ended September 30, 2005, one of the convertible debenture holders elected to convert its note into common stock. The total of the note converted was $50,000 and the Company issued 26,882 shares of its common stock to the note holder.

In addition, each debenture holder is entitled to receive at the time of conversion warrants equal to one-half of the total number of shares issued. The total number of warrants that may be granted is 322,582. The warrants expire in five years and have an exercise price of $3.30 per share. The fair value of the warrants will be calculated and recorded using the Black-Scholes method at the time of granting, when the debenture is converted. During the three months ended September 30, 2005, one debenture holders converted its note into common stock. As part of the conversion, warrants to purchase a total of 13,441 common shares were issued to the note holders. The warrants were valued using the fair value method at $9,489 and was recorded as an expense in the accompanying consolidated financial statements.

--------------------------------------------------------------------------------
                                                                         Page 15

NOTE 13 - GAIN ON SETTLEMENT OF DEBT

In September 2004, the Company transferred 24,004 of its treasury shares valued at $45,965 to Brobeck Phleger & Harrison, LLC, in exchange of debt, as part of the settlement agreement. The Company recorded a gain of $8,285 on the settlement.

During the quarter ended September 30, 2004, the Company evaluated the liabilities of its discontinued operations and determined that $41,989 was no longer payable. The Company recorded a gain of $41,989 as a result of the write-off of these liabilities from its financial statements.


NOTE 14 - ACQUISITION OF CQ SYSTEMS

On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition closed on February 22, 2005.

The following is the proforma financial information of the Company for the three months ended September 30, 2004 assuming the transaction had been consummated at the beginning of the fiscal year ended June 30, 2005:

                                       For the three
                                        months ended
                                       Sept. 30, 2004
                                         (Unaudited)
STATEMENT OF OPERATIONS:
Revenues                                 $3,188,757
Cost of Sales                             1,503,358
                                         ----------
Gross Profit                              1,685,399

Operating Expenses                        1,567,915
                                         ----------
Income (loss) from operations               117,484

Other income and (expenses)                   1,991
                                         ----------
Income (loss) before minority interest      119,475
Minority interest in subsidiary              15,068
                                         ----------
Net Income (loss)                        $  134,543
                                         ==========


Earnings Per Share:
     Basic                               $     0.01
     Diluted                             $     0.01


NOTE 15 - SUBSEQUENT EVENTS

In October 2005, the note payable and related accrued interest to Maxim was settled with $50,000 cash and 36,607 shares of the Company's common stock with a fair market value of $68,453. In addition, 27,231 shares with a fair market value of $50,923 was issued for the payment of past due invoices. There was no gain or loss recorded on this transaction.


NOTE 16 - RESTATEMENT

Subsequent to the issuance of the Company's financial statements as of and for the three months ended September 30, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of goodwill was over-recorded and classified as amortization expense. In addition, the beneficial conversion feature of the convertible debenture was overstated and loans to officers hadn't been properly reflected on the financial statements and the exercise of options against these loans had been recorded as receivables as of June 30, 2004.

--------------------------------------------------------------------------------
                                                                         Page 16

The Company has restated its financial statements for these adjustments as of September 30, 2004.

The effect of the correction of the error is as follows:

                                           AS
                                       PREVIOUSLY          AS
                                        REPORTED        RESTATED
                                      ------------    ------------

              BALANCE SHEET
                                        As of September 30, 2004
                                      ----------------------------
Assets:
      Other current assets            $    718,134    $    708,773
      Goodwill                        $    831,594    $  1,166,612
      Total intangibles               $  3,731,015    $  4,066,033
      Total assets                    $ 11,687,755    $ 12,013,411

Liabilities:
      Due to officers                 $       --      $     35,969
      Convertible debenture payable   $    825,000    $    872,743
      Total liabilities               $  3,674,844    $  3,758,555

Stockholder's Equity:
      Additional paid-in capital      $ 39,621,500    $ 39,343,344
      Stock subscription receivable   $   (458,809)   $   (313,650)
      Other comprehensive loss        $   (233,899)   $   (357,250)
      Accumulated deficit             $(31,340,872)   $(30,842,579)
      Total stockholder's equity      $  7,826,296    $  8,068,241

         STATEMENT OF OPERATIONS:
                                       For the three months ended
                                            September 30, 2004
                                      ----------------------------
      Cost of revenues                $    751,647    $    762,268
      Gross profit                    $  1,306,658    $  1,296,037
      Depreciation and amortization   $    413,824    $    295,537
      Total operating expenses        $  1,272,258    $  1,153,971

      Income (loss) from operations   $     34,400    $    142,066
      Other income and (expense)      $     22,335    $     20,044
      Net income (loss)               $     34,358    $    139,733

      Net income (loss) per share:
          Basic                       $       0.00    $       0.01
          Diluted                     $       0.00    $       0.01

--------------------------------------------------------------------------------
                                                                         Page 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2005.

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

INTRODUCTION

NetSol is an end-to-end information technology ("IT") and business consulting services provider for the lease and finance, banking and financial services industries. We operate on a global basis with locations in the U.S., Europe, East Asia and Asia Pacific. We help our clients identify, evaluate, and implement technology solutions to meet their most critical business challenges and maximize their bottom line. Our products include sophisticated software applications for the asset-based lease and finance industry. By utilizing our worldwide resources, we believe we are able to deliver high quality, cost-effective IT services, ranging from consulting and application development to systems integration and outsourcing. We have achieved the ISO 9001 and SEI (Software Engineering Institute) Capable Maturity Model ("CMM") Level 3 certifications. Additionally, through our IP Backbone, located in Karachi, Pakistan, we offer a package of wireless broadband services, which include high-speed Internet access, support and maintenance.

Our subsidiary, Network Technologies Pvt. Ltd., a Pakistan Limited Company, ("NetSol PK"), develops the majority of our software. NetSol PK was the first company in Pakistan to achieve the ISO 9001 and SEI CMM Level 4 software development assessment. As maintained by the SEI, maturity levels measure the maturity of a software company's methodology that in turn ensures enhanced product quality resulting in faster project turn-a-round and a shortened time to market. In July 2005, NetSol PK completed a listing of its shares on the Karachi Stock Exchange.

During recent years, we have focused on developing software applications for the leasing and financial service industries. In late 2002, we launched a new suite of software products under the name LeaseSoft. The LeaseSoft suite is comprised of four major integrated asset based leasing/financing software applications. The suite, consisting of a Credit Application Creation System (LeaseSoft.CAC), a Credit Application Processing System (LeaseSoft.CAP), a Contract Activation & Management System (LeaseSoft.CAM) and a Wholesale Finance System (LeaseSoft.WFS), whether used alone or together, provides the user with an opportunity to address specific sub-domains of the leasing/financing cycle from the credit approval process through the tracking of the finance contract and asset.

In February 2005, we acquired 100% of CQ Systems Ltd., an IT products and service company based in the UK. As a result of this acquisition, we have access to a broad European customer base using IT solutions complementary to NetSol's LeaseSoft product. We plan to leverage CQ Systems' knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe. CQ's strong sales and marketing capability would further help us gain immediate recognition and positioning for the LeaseSoft suite of products. CQ provides sophisticated accounting and administrative software, along with associated services, to leasing and finance companies located in Europe, Asia and Africa. The products include software modules for asset finance, consumer finance, motor finance, general finance and insurance premium finance. The modules provide an end-to-end contractual solution - from underwriting, contract administration and accounting, through asset disposal and remarketing. Customers include notable European companies such as Scania Finance GB, DaimlerChrysler Services, Broadcastle PLC, Bank of Scotland Equipment Finance and Deutsche Leasing Ltd.

--------------------------------------------------------------------------------
                                                                         Page 18

Together with this focus on providing an outsourcing, off-shore solution to existing and new customers, NetSol has also adopted a dynamic growth strategy through accretive acquisitions.

PLAN OF OPERATIONS

Management has set the following new goals for NetSol's next 12 months.

Initiatives and Investment to Grow Capabilities

      o     Achieve CMM Level 5 Accreditation in 2005-2006.
      o Enhance Software Design, Engineering and Service Delivery Capabilities by increasing investment in training and development.
      o Enhance and invest in R&D or between 7-10% of yearly budgets in financial, banking and various other domains within NetSol's core competencies.
      o Aggressively expand the sales and marketing organization in all key locations by hiring senior and successful personnel.
      o Recruit additional senior level Managers both in Lahore, China and UK to be able to support potential new customers from the North American, Asia Pacific and European markets.
      o Aggressively exploit the booming Chinese market by strengthening NetSol's presence in China.
      o Launch its marketing presence in the US markets through M&A activities in the domain of our core competencies.
      o Replicate the successful acquisition model and integration of CQ Systems in the USA.
      o Formally launch LeaseSoft under the combined banner of NetSol CQ in Europe in November 2005.
      o Re-brand NetSol and CQ product line with new marketing packaging and branding for global marketing
      o     Increase Capex to enhance Communications and Development
            Infrastructure.

Top Line Growth through Investment in aggressively marketing organically and by mergers and acquisition ("M&A") activities:

      o Launch LeaseSoft into new markets by assigning new, well-established companies as distributors in Europe, Asia Pacific and North America.
      o     Aggressive marketing in China for LeaseSoft and related services.
      o Expand relationships with key customers in the US, Europe and Asia Pacific.
      o Product positioning through alliances, Joint Ventures and partnerships.
      o Focus on key new fortune 1000 customers globally and grow within existing key customers.
      o Aggressively bid and participate in $5MN plus projects in UK and Asia Pacific by leveraging NetSol CQ as combined asset.
      o Embark on roll up strategy by broadening M&A activities broadly in the software development domain.
      o Enhance the sales and marketing organization by hiring new key executives in the US, UK and Asia.

Funding and Investor Relations:

      o Effectively raise new capital from most economical and emerging markets to position NetSol for growth to the next level.
      o Attract long term institutional investors and partners both in the US and in Asia.
      o Infuse new capital from the potential exercise of employee options for business development, enhance balance sheet and further investment in infrastructures.
      o Continue to efficiently and prudently manage cash requirements and raise capital from the markets only as it deems absolutely necessary to execute the growth strategy both organically and through acquisitions.
      o Enhance the visibility of company's stock to US based amongst small to mid sized funds, institutional investors, market makers and research analysts.

Improving the Bottom Line:

      o Continue to review costs at every level to consolidate and enhance operating efficiencies.
      o     Grow process automation.

--------------------------------------------------------------------------------
                                                                         Page 19

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

Negative trends:

      o The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.
      o The devastating earthquake in northern parts of Pakistan may slow growth for local business in the short run.
      o Negative perception and image created by extremism and terrorism in the South Asian region.
      o Skyrocketing oil prices and unfortunate affects of Hurricane Katrina on US economy.
      o     Continuous impact of Iraq war on US and global economy.

--------------------------------------------------------------------------------
                                                                         Page 20

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During fiscal year 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CHANGES IN FINANCIAL CONDITION

QUARTER ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2004:

Net revenues for the quarter ended September 30, 2005 were $4,469,985 as compared to $2,058,305 for the quarter ended September 30, 2004. Net revenues are broken out among the subsidiaries as follows:


                                             2005         2004
                                          ----------   ----------
               Netsol USA                 $     --     $  170,134
               Netsol Tech                 1,662,351    1,113,859
               Netsol Private                477,186      302,809
               Netsol Connect                252,337      268,334
               Netsol-TiG                    345,705         --
               Netsol UK                     238,672      172,261
               CQ Systems                  1,406,011         --
               Netsol-Abraxas Australia       87,723       30,908
                                          ----------   ----------
                   Total Net Revenues     $4,469,985   $2,058,305
                                          ==========   ==========


This reflects an increase of $2,411,680 or 117% in the current quarter as compared to the quarter ended September 30, 2004. The increase is attributable mostly to growth in services business, a full quarter of revenues attributed by the newly acquired CQ Systems in UK, growing outsourcing business of NetSol-TIG
(JV) and additional maintenance work. The Company's biggest revenue growth was achieved in all three of its Pakistan based subsidiaries, which generated sales both domestically and internationally. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan.

--------------------------------------------------------------------------------
                                                                         Page 21

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

A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2006 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $300,000 to an excess of $1,000,000 with additional charges for customization and maintenance of between 20%-30% each year.

The gross profit was $2,802,635 in the quarter ending September 30, 2005 as compared with $1,296,037 for the same quarter of the previous year for an increase of $905,082. The gross profit percentage remains at approximately 63% in the quarter ended September 30, 2005. In comparison to the prior quarter ended June 30, 2005, the cost of sales decreased approximately $143,528 and revenues increased $4,782 or an overall increase of 3% in gross profit.

Operating expenses were $2,130,429 for the quarter ending September 30, 2005 as compared to $1,153,971, for the corresponding period last year. The increase is mainly attributable to increased selling and marketing activities, additional employees and an increase in overall activities due to our increased marketing efforts. Depreciation and amortization expense amounted to $552,531 and $295,537 for the quarter ended September 30, 2005 and 2004, respectively, reflecting the intangible assets purchased from the CQ Systems acquisition in February 2005. Combined salaries and wage costs were $536,376 and $347,237 for the comparable periods, respectively, or an increase of $189,139 from the corresponding period last year. The addition of the new subsidiary, CQ Systems and the forming of the joint-venture with TiG, as well as an increase in development, sales and administration employees resulted in the increase. Approximately 250 new employees were added throughout the Company during the last fiscal year.

Selling and marketing expenses were $318,864 and $119,348, in the quarter ended September 30, 2005 and 2004, respectively, reflecting the growing sales activity of the Company. Professional services expense increased slightly to $123,158 in the quarter ended September 30, 2005, from $114,334 in the corresponding period last year.

Income from operations was $672,206 compared to $142,066 for the quarters ended September 30, 2005 and 2004, respectively. This represents an increase of $530,140 or 373% for the quarter compared with the comparable period in the prior year. This is directly due to improved sales activity.

Net income was $203,745 compared to $139,733 for the quarters ended September 30, 2005 and 2004, respectively. This is an increase of $151,786 or 45.81% compared to the prior year. The current fiscal quarter amount includes a net reduction of $367,213 compared to an add-back of $15,068 in the prior period for the 49.9% minority interest in NetSol Connect and NetSol-TiG owned by another party, and the 28.13% minority interest in NetSol PK. During the current quarter, the Company also recognized an expense of $6,569 compared to $37,500 for the beneficial conversion feature on convertible debentures, an expense of $9,489 compared to $28,024 for the fair market value of warrants issued and a gain of $3,641 compared to $50,274 from the settlement of a debt. Net income per share, basic and diluted, was $0.01 for the quarters ended September 30, 2005 and 2004.

--------------------------------------------------------------------------------
                                                                         Page 22

The net EBITDA income was $897,407 compared to $458,359 after amortization and depreciation charges of $552,531 and $295,537, income taxes of $62,108 and $1,514, and interest expense of $79,023 and $21,575, respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process. The increase in amortization and depreciation is mostly attributed to the amortization of the intangible assets acquired in the purchase of CQ Systems.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $1,469,154 at September 30, 2005 compared to $204,850 at September 30, 2004. In addition the Company had $2,487,577 in certificates of deposit in the form of short-term investment accounts. The total cash position, including the certificates of deposits, was $3,956,731 as of September 30, 2005.


Net cash used for operating activities amounted to $1,106,844 for the quarter ended September 30, 2005, as compared to $1,062,227 for the comparable period last fiscal year. The increase is mainly due to an increase in prepaid expenses and other assets.


Net cash used by investing activities amounted to $3,220,571 for the quarter ended September 30, 2005, as compared to provided by $236,614 for the comparable period last fiscal year. The difference lies primarily in the increase in net purchases of certificates of deposits in the current fiscal year of $2,282,097 compared to net proceeds of $250,000 in the prior year. In addition, the Company had net purchases of property and equipment of $726,630 compared to $127,002 for the comparable period last fiscal year.


Net cash provided by financing activities amounted to $4,410,299 and $137,329 for the quarters ended September 30, 2005, and 2004, respectively. The quarter ended September 30, 2005 included the cash inflow of $0 compared to $220,000 from issuance of equity and $288,062 compared to $0 from the exercising of stock options and warrants. In the current fiscal period, the Company had net proceeds on loans and capital leases of $91,236 as compared to net payments of $30,967 in the comparable period last year. In addition, the Company received net proceeds of $4,031,001 from the sale of a subsidiary's common stock in an IPO on the Karachi Stock Exchange.

The Company plans on pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and beef up marketing and sales activities in strategic markets. The strong growth in earnings and the signing of larger contracts with Fortune 500 customers largely depends on the financial strength of NetSol. Generally, the bigger name clients and new prospects diligently analyze and take into consideration a stronger balance sheet before awarding big projects to vendors. Therefore, NetSol would continue its effort to further enhance its financial resources in order to continue to attract large name customers and big value contracts. Management feels that a major requirement of institutional investors is a much stronger balance sheet and a healthy cash position.

Management expects to continue to improve its cash position in the current and future quarters due to the new business signed up in the last quarter. In addition, the Company anticipates additional exercises of employee stock options in the current and subsequent quarters. The Company has consistently improved its cash position in last four quarters through employees' exercise of options, the IPO of the Pakistani subsidiary, private placements, and the signing of new business. We anticipate this trend to continue in the current and future quarters, further improving the cash resources and liquidity position. Management is committed to implementing the growth business strategy that was ratified by the board of directors in July 2005. The company would continue to inject new capital towards expansion, grow sales and marketing and further enhancement of delivery capabilities.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

      o In next 6 months the final payment of CQ Systems would be due based on the formula of "earn out". This could be in the range of $1.0MN to $3.7MN
      o     Notes payable for approximately $800,000
      o Working capital of $1.0 million for UK business expansion, new business development activities and infrastructure enhancements.

--------------------------------------------------------------------------------
                                                                         Page 23

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company, we will consider raising capital through the following methods: equity based financing; warrant and option exercises. We would, however, use some of our internal cash flow to meet certain obligations as mentioned above.

The methods of raising funds for capital needs may differ based on the following:

      o Stock volatility due to market conditions in general and NetSol stock performance in particular. This may cause a shift in our approach to raise new capital through other sources such as secured long term debt.

      o Analysis of the cost of raising capital in the U.S., Europe or emerging markets. By way of example only, if the cost of raising capital is high in one market and it may negatively affect the company's stock performance, we may explore options available in other markets.


Should global or other general macro economic factors cause an adverse climate, we would defer new financing and use internal cash flow for capital expenditures.


ITEM 3.  CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as defined in rule 13a-15(e) as of the end of the period covered by this interim report on Form 10-QSB. Based on their evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting that occurred in the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

--------------------------------------------------------------------------------
                                                                         Page 24

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES.

In August 2005, we issued 26,882 shares as conversion of a convertible debenture originally issued to this investor in March 2004. The original issuance of the convertible debenture and the issuance of these shares were made in reliance on an exemption from registration available under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act").

In August, 2005, we issued a total of 28,000 shares to 3 directors of the Company as compensation for board service during the July 2004 to June 2005 period. Two of these directors are accredited U.S. residents and the issuance to them was made in reliance on an exemption from registration under Section 4(2) of the Act. One of the directors is an accredited non-U.S. resident and the issuance to him was made in reliance on an exemption from registration available under Regulation S of the Act.

In August 2005, we issued 2,500 shares to an employee and officer of the Company as compensation for service rendered. The issuance to this employee was made in reliance on an exemption from registration under Section 4(2) of the Act.


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

REPORTS ON FORM 8-K.

a) On July 14, 2005, NetSol Technologies, Inc. filed an amended 8-K to a previous 8-K filed on January 29, 2005. This amendment included the financial statements for CQ Systems Ltd for the period ended March 31, 2004 and a revised auditor's report.

b) On July 15, 2005, NetSol Technologies, Inc. filed an 8-K reporting that it had issued a press release announcing that it expects to meet is financial guidance for the year ended June 30, 2005.

c) On July 21, 2005, NetSol Technologies filed an 8-K reporting that Mr. Najeeb Ghauri had resigned as Chief Financial Officer of the Company and that Ms. Tina Gilger was appointed as his replacement.

d) On September 15, 2005, NetSol Technologies filed an 8-K reporting that it had issued press released announcing its results of operations for the period ending June 30, 2005 and providing guidance for the next fiscal year.

--------------------------------------------------------------------------------
                                                                         Page 25

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.


Date:    November 10, 2005                /s/ Naeem Ghauri
                                          ---------------------------
                                          NAEEM GHAURI
                                          Chief Executive Officer


Date:    November 10, 2005                /s/Tina Gilger
                                          ---------------------------
                                          TINA GILGER
                                          Chief Financial Officer

--------------------------------------------------------------------------------
                                                                         Page 26