Form 10QSB
period 2005-12-31
NETSOL TECHNOLOGIES INC
filed 2006-02-09
CIK 1039280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2005

|_|   For the transition period from __________ to __________

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

                                                         Yes |X|  No |_|

The issuer had 15,057,045 shares of its $.001 par value Common Stock issued and outstanding as of February 6, 2006.

Transitional Small Business Disclosure Format (check one)

                                                         Yes |_|  No |X|

                            NETSOL TECHNOLOGIES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

Consolidated Unaudited Balance Sheet as of December 31, 2005                   3

Comparative Unaudited Consolidated Statements of Operations
for the Three and Six Months Ended December 31, 2005 and 2004 (restated)       4

Comparative Unaudited Consolidated Statements of Cash Flow
for the Three and Six Months Ended December 31, 2005 and 2004 (restated)       5

Notes to the Unaudited Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis or Plan of Operation            19

Item 3.  Controls and Procedures                                              27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    28

Item 2.  Changes in Securities                                                28

Item 3.  Defaults Upon Senior Securities                                      28

Item 4.  Submission of Matters to a Vote of Security Holders                  28

Item 5.  Other Information                                                    28

Item 6.  Exhibits and Reports on Form 8-K                                     28

         (a) Exhibits
         (b) Reports on Form 8-K

Signatures                                                                    29

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET -- DECEMBER 31, 2005
                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Cash and cash equivalents                         $  1,884,573
  Certificates of deposit                              1,501,752
  Restricted cash                                        206,900
  Accounts receivable, net of allowance for
    doubtful accounts of $80,000                       5,673,145
  Revenues in excess of billings                       3,379,287
  Other current assets                                 1,448,164
                                                    ------------
    Total current assets                                              14,093,821
Property and equipment, net of accumulated
  depreciation                                                         6,052,896
Intangibles:
  Product licenses, renewals, enhancements,
    copyrights, trademarks, and tradenames, net        4,740,085
  Customer lists, net                                  1,240,682
  Goodwill                                             1,166,611
                                                    ------------
    Total intangibles                                                  7,147,378
                                                                    ------------
    Total assets                                                    $ 27,294,095
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses             $  3,315,622
  Current portion of notes and obligations under
    capitalized leases                                   977,382
  Billings in excess of revenues                         110,397
  Due to officers                                         53,157
  Deferred liability                                     313,397
  Loans payable, bank                                    500,584
                                                    ------------
    Total current liabilities                                          5,270,539
Obligations under capitalized leases, less
  current maturities                                                     145,828
Convertible debenture                                                     97,372
                                                                    ------------
        Total liabilities                                              5,513,739
Minority interest                                                      1,213,277
Commitments and contingencies                                                 --

Stockholders' equity:
  Common stock, $.001 par value; 45,000,000
    share authorized; 14,084,604 issued and
    outstanding                                           14,085
  Additional paid-in-capital                          50,962,347
  Treasury stock                                         (27,197)
  Accumulated deficit                                (29,990,203)
  Stock subscription receivable                         (320,188)
  Common stock to be issued                              132,086
  Other comprehensive loss                              (203,851)
                                                    ------------
    Total stockholders' equity                                        20,567,079
                                                                    ------------
    Total liabilities and stockholders' equity                      $ 27,294,095
                                                                    ============

  See accompanying notes to these unaudited consolidated financial statements.

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months            For the Six Months
                                                        Ended December 31,              Ended December 31,
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
                                                                    (Restated)                      (Restated)
Net revenues                                       $  4,524,373    $  2,723,227    $  8,994,358    $  4,781,532
Cost of revenues                                      1,977,034         839,387       3,644,384       1,601,655
                                                   ------------    ------------    ------------    ------------
Gross profit                                          2,547,339       1,883,840       5,349,974       3,179,877

Operating expenses:
  Selling and marketing                                 412,570         135,352         731,434         254,700
  Depreciation and amortization                         564,855         316,982       1,117,386         623,140
  Settlement costs                                           --          43,200          15,953          43,200
  Bad debt expense                                        7,728              --           7,728              --
  Salaries and wages                                    552,714         447,984       1,089,090         795,221
  Professional services, including non-cash
      compensation                                      115,188         140,971         238,346         255,305
  General and adminstrative                             619,455         282,338       1,190,546         549,232
                                                   ------------    ------------    ------------    ------------
    Total operating expenses                          2,272,510       1,366,827       4,390,483       2,520,798
                                                   ------------    ------------    ------------    ------------
Income from operations                                  274,829         517,013         959,491         659,079
Other income and (expenses):
  Gain (Loss) on sale of assets                           4,219              --           4,610            (620)
  Beneficial conversion feature                          (5,192)       (164,465)        (11,761)       (201,965)
  Fair market value of warrants issued                       --        (221,614)         (9,489)       (249,638)
  Gain on forgiveness of debt                             3,335         139,367           6,976         189,641
  Interest expense                                      (86,862)       (108,425)       (165,885)       (130,000)
  Interest income                                        94,629           1,236         179,041           1,797
  Other income and (expenses)                           (22,142)         17,303         (54,645)         38,300
  Income taxes                                            7,751            (959)        (66,811)         (2,473)
                                                   ------------    ------------    ------------    ------------
    Total other expenses                                 (4,262)       (337,557)       (117,964)       (354,958)
                                                   ------------    ------------    ------------    ------------
Netcome before minority interest in subsidiary          270,567         179,456         841,527         304,121
Minority interest in subsidiary                        (145,532)           (809)       (512,745)         14,259
                                                   ------------    ------------    ------------    ------------
Net income                                              125,035         178,647         328,782         318,380
Other comprehensive gain/(loss):
  Translation adjustment                                437,660         (89,720)        316,840        (173,409)
                                                   ------------    ------------    ------------    ------------
Comprehensive income                               $    562,695    $     88,927    $    645,622    $    144,971
                                                   ============    ============    ============    ============

Net income per share:
  Basic                                            $       0.01    $       0.02    $       0.02    $       0.03
                                                   ============    ============    ============    ============
  Diluted                                          $       0.01    $       0.01    $       0.02    $       0.02
                                                   ============    ============    ============    ============

Weighted average number of shares outstanding
  Basic                                              14,064,968      10,643,113      13,981,426      10,073,951
  Diluted                                            14,444,665      13,455,875      14,361,123      12,760,805

  See accompanying notes to these unaudited consolidated financial statements.

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For the Six Months
                                                                 Ended December 31,
                                                                2005            2004
                                                            ------------    ------------
                                                                             (restated)
Cash flows from operating activities:
  Net income  from continuing operations                    $    328,782    $    318,380
  Adjustments to reconcile net income  to net cash
    used in operating activities:
  Depreciation and amortization                                1,334,476         762,688
  Provision for uncollectible accounts                             7,728              --
  Gain on settlement of debt                                      (6,976)       (189,641)
  (Gain) loss on sale of assets                                   (4,610)            620
  Minority interest in subsidiary                                512,745         (14,259)
  Stock issued for services                                      126,334          52,835
  Fair market value of warrants and stock options granted          9,489         249,638
  Beneficial conversion feature                                   11,761         201,965
  Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                       (1,774,513)       (727,132)
    Other current assets                                      (1,937,157)     (1,391,738)
  Decrease in liabilities:
      Accounts payable and accrued expenses                      679,111        (728,053)
                                                            ------------    ------------
  Net cash used in operating activities                         (712,830)     (1,464,697)
Cash flows from investing activities:
  Purchases of property and equipment                         (1,466,505)       (467,586)
  Sales of property and equipment                                109,483          86,988
  Net (purchases) proceeds of certificates of deposit         (1,296,272)       (158,597)
  Increase in intangible assets - development costs             (454,228)       (299,479)
  Capital investments in minority interest of subsidiary              --         287,797
  Proceeeds from sale of minority interest of subsidiary              --              --
  Restricted Cash                                               (206,900)             --
                                                            ------------    ------------
  Net cash provided by (used in) investing activities         (3,314,422)       (550,877)
Cash flows from financing activities:
  Proceeds from sale of common stock                                  --       1,512,000
  Proceeds from the exercise of stock options                    384,062         343,900
  Capital contributed from sale of subsidiary stock            4,031,001              --
  Purchase of treasury shares                                         --         (51,704)
  Proceeds from loans                                                 --           5,994
  Capital lease obligations & loans 0 net                         91,541        (236,597)
                                                            ------------    ------------
  Net cash provided by financing activities                    4,506,604       1,573,593
Effect of exchange rate changes in cash                           33,494          58,930
                                                            ------------    ------------
Net (decrease) increase in cash and cash equivalents             512,846        (383,051)
Cash and cash equivalents, beginning of period                 1,371,727         871,161
                                                            ------------    ------------
Cash and cash equivalents, end of period                    $  1,884,573    $    488,110
                                                            ============    ============

  See accompanying notes to these unaudited consolidated financial statements.

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                        For the Six Months
                                                         Ended December 31,
                                                        2005           2004
                                                    ------------   ------------
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                        $    123,581   $     50,749
                                                    ============   ============
    Taxes                                           $     12,454   $     14,083
                                                    ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services and
    compensation                                    $     73,505   $    118,770
                                                    ============   ============
  Common stock issued for accrued expenses
    and accounts payable                            $     52,828   $     42,808
                                                    ============   ============
  Common stock issued for conversion of
    convertible debenture                           $     50,000   $  1,050,000
                                                    ============   ============
  Common stock issued for settlement of debt        $         --   $     45,965
                                                    ============   ============
  Common stock issued for payment of note
    payable and related interest                    $     71,018   $         --
                                                    ============   ============

  See accompanying notes to these unaudited consolidated financial statements.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol (Pvt), Limited ("PK Private"), NetSol Technologies Limited ("UK"), NetSol-Abraxas Australia Pty Ltd. ("Abraxas"), NetSol Altvia, Inc. ("USA") CQ Systems Limited ("CQ"), and its majority-owned subsidiaries, NetSol Technologies (Pvt), Ltd.("PK Tech"), NetSol Connect (Pvt), Ltd. ("Connect"), and TIG-NetSol (Pvt) Limited ("TIG"). All material inter-company accounts have been eliminated in consolidation.

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

NOTE 2 - USE OF ESTIMATES:

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 4 - EARNINGS PER SHARE:

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share". Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the six months ended December 31, 2005         Net Income         Shares         Per Share
------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net income available to common shareholders   $      328,782       13,981,426   $         0.02
Effect of dilutive securities
  Stock options                                                         378,694
  Warrants                                                                1,003
                                                --------------   --------------   --------------
Diluted earnings per share                      $      328,782       14,361,123   $         0.02
                                                ==============   ==============   ==============

For the six months ended December 31, 2004         Net Income         Shares         Per Share
------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net income available to common shareholders   $      318,380       10,073,951   $         0.03
Effect of dilutive securities
  Stock options                                                       1,924,129
  Warrants                                                              762,725
                                                --------------   --------------   --------------
Diluted earnings per share                      $      318,380       12,760,805   $         0.02
                                                ==============   ==============   ==============

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies , Ltd. in the United Kingdom and CQ Systems, Ltd., use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol USA, Inc., use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $203,851 at December 31, 2005 are classified as an item of accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet. During the six months ended December 31, 2005 and 2004, comprehensive income (loss) in the consolidated statements of operation included translation income of $316,840 and loss of $173,409, respectively.

NOTE 6 - RESTRICTED CASH

During the quarter ended December 31, 2005 the Company established a Letter of Credit with its bank in the amount of $206,900 for the purpose of purchasing a third-party software package to be used in a project for one of its customers. The funds have been transferred into a separate bank account and will be released to the vendor when certain criteria are met.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2005:

Prepaid Expenses            $    511,065
Advance Income Tax               166,412
Employee Advances                 41,104
Security Deposits                 75,826
Other Receivables                570,806
Other Assets                      82,951

                            ------------
  Total                     $  1,448,164
                            ============

In August 2004, the Company entered into a two-year consulting agreement with a non-related third party whereby the Company agreed to pay the consultant a total of 100,000 shares of its common stock valued at $111,920. This has been recorded as a prepaid expense and is being amortized over the life of the service agreement. During the six months ended December 31, 2005 and 2004, $27,980 and $20,985 was expensed.

NOTE 8 - DEBTS

NOTES PAYABLE

Notes payable as of December 31, 2005 consist of the following:

                                      Balance at       Current       Long-Term
               Name                    12/31/05      Maturities     Maturities
-------------------------------------------------------------------------------
A. Zaman Settlement                  $     16,300   $     16,300   $         --
Professional Liability Insurance            4,563          4,563             --
Noon Group                                543,370        543,370             --
Gulf Crown                                271,685        271,685             --
Subsidiary Capital Leases                 141,464        141,464             --

                                     ------------   ------------   ------------
                                          977,382        977,382             --
                                     ============   ============   ============

In June 2002, the Company signed a settlement agreement with a former employee for payment of past services rendered. The Company agreed to pay the employee a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2005 and December 31, 2005 was $16,300. The entire balance has been classified as a current liability in the accompanying consolidated financials statements.

In February 2005, the Company received a loan from Noon Group in the amount of $500,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the six months ended December 31, 2005, $24,575 of accrued interest was recorded for this loan. Total accrued interest added to the loan at December 30, 2005 was $43,370.

In February 2005, the Company received a loan from Gulf Crown Investments in the amount of $250,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the six months ended December 31, 2005, $12,288 of accrued interest was recorded for this loan. Total accrued interest added to the loan at December 31, 2005 was $21,685.

In May 2005, the Company executed a note in favor of Maxim Group, LLC ("Maxim") in the amount of $250,000. The funds were due as compensation for mergers and acquisition related services provided by Maxim Group, LLC, in connection with the CQ Systems Ltd. transaction. The note is due on July 25, 2005 and carries an interest rate of 12% starting on the due date and increases 1.5% per month thereafter. The note called for $150,000 to be paid with 80,214 shares the Company's common stock and the balance of $100,000 to be paid in cash. In May 2005, the shares were issued. In addition, the loan called for $3,000 worth of additional shares for each month that the shares are not registered after the 120 day maturity date and a $10,000 penalty for late payment. On October 3, 2005, the Company paid Maxim $50,000 cash, and issued a total of 36,606 shares valued at $71,018 for the balance of the note of $50,000, accrued interest of $2,453 and penalties of $16,000.

In October 2005, the Company renewed its professional liability insurance for which the annual premium is $8,050. The Company has arranged for financing with the insurance company with a down payment of $1,610 and ten monthly payments of $674 each. During the six months ended December 31, 2005, the Company paid $995. The balance owing at December 31, 2005 was $4,563 and is classified as a current liability in the accompanying consolidated financials statements.

In addition, the various subsidiaries had current maturities of capital leases of $141,464 as of December 31, 2005.

BANK NOTE

The Company's Pakistan subsidiary, NetSol Technologies (Private) Ltd., has one loan with a bank, secured by the Company's assets. These notes consist of the following as of December 31, 2005:

       TYPE OF            MATURITY          INTEREST         BALANCE
        LOAN                DATE              RATE             USD
----------------------------------------------------------------------

Export Refinance       Every 6 months          8%         $    500,584

                                                          ------------
Total                                                     $    500,584
                                                          ============

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company in addition to deferring compensation. As of June 30, 2005, the officers had a balance owing to them of $47,636. One of the officers has deferred the increase in their wages. During the six months ended December 30, 2005, $25,000 of accrued wages was added to the balance due to officers. In addition, $19,479 was remitted to one officer against the amounts owing to him. The balance owing as of December 31, 2005 was $53,157.

NOTE 9 - STOCKHOLDERS' EQUITY:

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

Services, Accounts Payable and Notes Payable

During the six months ended December 31, 2005, the Company issued 5,000 restricted Rule 144 common shares in exchange for services rendered valued at $8,972. Compensation expense was calculated based upon the fair market value of the freely trading shares as quoted on NASDAQ over the service period.

In July 2004, the Board of Directors and officers were granted the right to receive shares of the Company's common stock if certain conditions were met during their 2004 - 2005 term of office. These conditions were met and a total of 28,000 restricted Rule 144 common shares were issued in August 2005. In addition, 11,000 shares were recorded as "Shares to be Issued" and are valued at $16,088. The shares were valued at the fair market value at the date of grant of $57,034 or $1.46 per share

In October 2005, the Company issued 36,607 restricted Rule 144 common shares valued at $71,018 in payment of $50,000 in principal, $16,000 in penalties and $2,453 in accrued interest on a note payable (see Note 7).

In October 2005, the Company entered into an agreement with a vendor whereby the Company issued the vendor 27,231 shares valued at $52,828 for the payment of outstanding invoices in the amount of $50,923. As a result, the Company recorded a loss on settlement of debt in the amount of $1,905.

In addition, effective October 2005, the Company entered into an agreement with a vendor whereby the Company agreed to issue $2,500 worth of stock per month as payment for services rendered. The stock is to be issued after the end of each quarter. The Company recorded 3,983 shares of common stock valued at $7,500 to "Stock to Be Issued" under this agreement during the quarter ended December 31, 2005.

Issuance of shares for Conversion of Debt

During the quarter ended September 30, 2005, one of the convertible debenture holders elected to convert their note into common stock. The total of the note converted was $50,000 and the Company issued 26,882 shares of its common stock to the note holder.

Options and Warrants Exercised

During the six months ended December 31, 2005, the Company issued 130,000 shares of its common stock for the exercise of options valued at $131,250.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in process when the quarter ended.

The balance at June 30, 2005 was $616,650. During the six months ended September 30, 2005, the Company received a total of $252,812 as payment on the receivable. The Company also recorded the cancellation of $43,650 due as a charge to additional pain-in capital as a result of a review of the records when the amount was recorded in 2000. It was determined the amount was not due and therefore was cancelled. The balance at December 31, 2005 was $320,188.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the six months ended December 31, 2005

                                                                         Exercise                       Exercise
                                                         Options          Price          Warrants        Price
                                                     ---------------  ---------------  ------------  ---------------
Outstanding and exercisable, June 30, 2005                5,038,000   $0.75 to $5.00        655,280   $0.50 to $5.00
     Granted                                              1,320,000   $1.65 to $2.89         13,441       $3.30
     Exercised                                             (130,000)      $0.75                  --
     Expired                                                      -                              --
                                                     --------------                    ------------
Outstanding and exercisable, December 31, 2005            6,228,000                         668,721

During the six months ended December 31, 2005, a total of 1,320,000 options were granted to employees of the Company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. The exercise price of the options ranges from $1.65 to $2.89. No expense was recorded for the granting of these options.

During the six months ended December 31, 2004, 498,500 options were granted to employees of the company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. No expense was recorded for the granting of these options.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for six months ended December 31, 2005 as follows:

                                                                       2005
                                                                 --------------
Net income - as reported                                         $      328,782
Stock-based employee compensation expense,
  included in reported net loss, net of tax                                  --

Total stock-based employee compensation
  expense determined under fair-value-based
  method for all rewards, net of tax                                 (1,496,750)

                                                                 --------------
Pro forma net loss                                               $   (1,167,968)
                                                                 ==============

Earnings per share:
  Basic, as reported                                                       0.02
  Diluted, as reported                                                     0.02

  Basic, pro forma                                                        (0.08)
  Diluted, pro forma                                                      (0.08)

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

NOTE 10- INTANGIBLE ASSETS:

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

Product licenses and customer lists were comprised of the following as of December 31, 2005:

                                        Product
                                       Licenses       Customer Lists         Total
                                    --------------    --------------    --------------
Intangible asset - June 30, 2005    $    8,799,323    $    3,294,757    $   12,094,080
Additions                                  491,714                --           491,714
Effect of translation adjustment           (31,423)                            (31,423)
Accumulated amortization                (4,519,527)       (2,054,075)       (6,573,602)
                                    --------------    --------------    --------------
  Net balance - December 31, 2005   $    4,740,087    $    1,240,682    $    5,980,769
                                    ==============    ==============    ==============

Amortization expense:
Six months ended Dec. 31, 2005      $      661,360    $      314,310    $      975,670
Six months ended Dec. 31, 2004      $      395,675    $      157,832    $      553,507

The above amortization expense includes amounts in "Cost of Goods Sold" for capitalized software development costs of $25,362 and $21,035 for the six months ended December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $1,968,081 and $1,208,201, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $55,475 and $38,927 for the six months ended December 31, 2005 and 2004, respectively.

Amortization expense of intangible assets over the next five years is as follows:

                                                FISCAL PERIOD ENDING
    Asset            12/31/06     12/31/07     12/31/08     12/31/09     12/31/10       TOTAL
                    ----------   ----------   ----------   ----------   ----------   ----------
Product Licences    $  931,935   $  591,872   $  591,872   $  550,953   $  105,371   $2,772,003
Customer Lists         406,658      263,376      263,376      263,376       43,896    1,240,682
                    ----------   ----------   ----------   ----------   ----------   ----------
                    $1,338,593   $  855,248   $  855,248   $  814,329   $  149,267   $4,012,685
                    ==========   ==========   ==========   ==========   ==========   ==========

There were no impairments of the goodwill asset in the six months ended December 31, 2005 and 2004.

NOTE 11 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the six months ended December 31:

                                                   2005                2004
                                               ------------        ------------
                                                                    (restated)
Revenues from unaffiliated customers:
  North America                                $      3,750        $    274,119
  International                                   8,990,608           4,507,413
                                               ------------        ------------
    Consolidated                               $  8,994,358        $  4,781,532
                                               ============        ============

Operating loss:
  North America                                $ (1,751,237)       $ (1,189,824)
  International                                   2,710,728           1,848,903
                                               ------------        ------------
    Consolidated                               $    959,491        $    659,079
                                               ============        ============

Identifiable assets:
  North America                                $  5,481,627        $  3,636,852
  International                                  21,812,468          10,184,386
                                               ------------        ------------
    Consolidated                               $ 27,294,095        $ 13,821,238
                                               ============        ============

Depreciation and amortization:
  North America                                $    964,522        $    530,425
  International                                     369,953              92,715
                                               ------------        ------------
    Consolidated                               $  1,334,475        $    623,140
                                               ============        ============

Capital expenditures:
  North America                                $         --        $         --
  International                                   1,466,505             467,586
                                               ------------        ------------
    Consolidated                               $  1,466,505        $    467,586
                                               ============        ============

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

For the six months ended December 31, 2005 and 2004, the subsidiary had net income of $53,553 and net losses of $28,575, respectively, of which $26,723 and ($14,259) respectively, was recorded against the minority interest. The balance of the minority interest at December 31, 2005 was $350,661.

NetSol-TiG:

In December 2004, NetSol forged a formed a joint venture with a UK based public company TiG Plc. A Joint Venture agreement was signed by the two companies to create a new company, TiG NetSol Pvt Ltd. ("NetSol-TiG"), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The agreement anticipates TiG's technology business to be outsourced to NetSol's offshore development facility. Both companies, according to this agreement, would invest a total of $1 million or $500,000 each in the months following the formation of the joint venture for infrastructure, dedicated personnel and systems in the NetSol IT campus in Lahore.

During the year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the new subsidiary began operations.

For the six months ended December 31, 2005, the subsidiary had net income of $444,219, of which $221,665 was recorded against the minority interest. The balance of the minority interest at December 31, 2005 was $598,259.

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

For the six months ended December 31, 2005, the subsidiary had net income of $939,768, of which $264,357 was recorded against the minority interest. The balance of the minority interest at December 31, 2005 was $264,357.

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

Under the terms of the Bridge Loan agreements, and supplements thereto, the debentures bear interest at the rate of 10% per annum, payable on a quarterly basis in common stock or cash at the election of the Company. The maturity date is 24 months from the date of signing. Pursuant to the terms of a supplemental agreement dated May 5, 2004 between NetSol and the debenture holders, the conversion rate was set at one share for each $1.86 of principal.

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

NOTE 14 - GAIN ON SETTLEMENT OF DEBT

During the six months ended December 31, 2005, the Company entered into agreements with several vendors whereby the vendors agreed to accept as payment in full amounts less than the invoiced amount. As a result of these settlements, the Company recorded a net gain on settlement of debt of $6,976.

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

The following is the proforma financial information of the Company for the six months ended December 31, 2004 assuming the transaction had been consummated at the beginning of the fiscal year ended June 30, 2005:

                                               For the six
                                              months ended
                                              Dec. 31, 2004
                                             --------------
                                               (Unaudited)
Statement of Operations:
Revenues                                     $    7,266,798
Cost of Sales                                     3,151,661
                                             --------------
Gross Profit                                      4,115,137

Operating Expenses                                3,705,427
                                             --------------
Income (loss) from operations                       409,710

Other income and (expenses)                        (348,176)
                                             --------------
Income (loss) before minority interest               61,534
Minority interest in subsidiary                      14,259
                                             --------------
Net Income (loss)                            $       75,793
                                             ==============

Earnings Per Share:
  Basic                                      $         0.01
  Diluted                                    $         0.01

NOTE 16- RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the six months ended December 31, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of goodwill was over-recorded and classified as amortization expense. In addition, the beneficial conversion feature of the convertible debenture was overstated and loans to officers hadn't been properly reflected on the financial statements and the exercise of options against these loans had been recorded as receivables as of June 30, 2004.

The Company has restated its financial statements for these adjustments as of December 31, 2004.

The effect of the correction of the error is as follows:

                                                        AS
                                                    PREVIOUSLY          AS
                                                     REPORTED        RESTATED
                                                   ------------    ------------
            BALANCE SHEET
                                                     As of December 31, 2004
                                                   ----------------------------
Assets:
  Other current assets                             $    512,494    $    499,829
  Goodwill                                         $    723,928    $  1,166,611
  Total intangibles                                $  3,560,468    $  4,003,151
  Total assets                                     $ 13,391,220    $ 13,821,238

Liabilities:
  Due to officers                                  $         --    $     40,136
  Convertible debenture payable                    $    112,500    $    130,292
  Total liabilities                                $  2,697,137    $  2,755,065

Stockholder's Equity:
  Additional paid-in capital                       $ 43,350,274    $ 43,072,118
  Accumulated deficit                              $(31,296,539)   $(30,663,934)
  Subscription receivable                          $ (1,375,642)   $ (1,234,650)
  Other comprehensive loss                         $   (323,619)   $   (446,970)
  Total stockholder's equity                       $ 10,594,331    $ 10,966,421

     STATEMENT OF OPERATIONS:
                                                     For the six months ended
                                                         December 31, 2004
                                                   ----------------------------
  Cost of revenues                                 $  1,580,620    $  1,601,655
  Gross profit                                     $  3,200,912    $  3,179,877
  Depreciation and amortization                    $    838,473    $    623,140
  General and adminstrative                        $    570,266    $    549,232
  Total operating expenses                         $  2,757,165    $  2,520,798
  Income  from operations                          $    443,747    $    659,079
  Beneficial conversion feature exp                $    231,916    $    201,965
  Other income (expense)                           $     43,219    $     37,624
  Net income                                       $     78,692    $    318,380

  Net income (loss) per share:
    Basic                                          $       0.01    $       0.03
    Diluted                                        $       0.01    $       0.02

NOTE 17- SUBSEQUENT EVENTS

In January 2006, the Company entered into a private placement agreement with two non-US investors to purchase a total of 933,333 restricted shares of the Company's common stock for $1,400,000.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and six months ending December 31, 2005.

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

INTRODUCTION

NetSol is an end-to-end information technology ("IT") and business consulting services provider for the lease and finance, banking and financial services sectors. We operate on a global basis with locations in the U.S., Europe, East Asia and Asia Pacific. We help our clients identify, evaluate, and implement technology solutions to meet their most critical business challenges and maximize their bottom line. Our products include sophisticated software applications for the asset-based lease and financial institutions. By utilizing our worldwide resources, we believe we are able to deliver high quality, cost-effective IT services, ranging from consulting and application development to systems integration and outsourcing. We have achieved the ISO 9001 and SEI (Software Engineering Institute) Capable Maturity Model ("CMM") Level 4 certifications. Additionally, through our Internet Service Provider ("ISP") Backbone, located in Karachi, Pakistan, we offer a package of wireless broadband services, which include high-speed Internet access, support and maintenance.

Our subsidiary, NetSol Technologies Pvt. Ltd., a Pakistan Limited Company, ("NetSol PK"), develops the majority of our software. NetSol PK was the first company in Pakistan to achieve the ISO 9001 and SEI CMM Level 4 software development assessment. As maintained by the SEI, maturity levels measure the maturity of a software company's methodology that in turn ensures enhanced product quality resulting in faster project turn-a-round and a shortened time to market. In July 2005, NetSol PK completed a listing of its shares on the Karachi Stock Exchange.

During recent years, we have focused on developing software applications for the leasing and financial service sectors. In late 2002, we launched a suite of software products under the name LeaseSoft. The LeaseSoft suite is comprised of four major integrated asset-based leasing/financing software applications. The suite, consisting of a Credit Application Creation System (LeaseSoft.CAC), a Credit Application Processing System (LeaseSoft.CAP), a Contract Activation & Management System (LeaseSoft.CAM) and a Wholesale Finance System (LeaseSoft.WFS), whether used alone or together, provides the user with an opportunity to address specific sub-domains of the leasing/financing cycle from the credit approval process through the tracking of the finance contract and asset.

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

Together with this focus on providing an outsourcing, off-shore solution to existing and new customers, NetSol has also adopted a dynamic growth strategy through aggressive acquisitions. In October 2005, NetSol-CQ as a combined company launched an aggressive marketing campaign under the banner of LeaseSoft for the European market. Just recently NetSol-CQ signed a multi million dollar new contract with a major banking institution in London.

PLAN OF OPERATIONS

Management has set the following new goals for NetSol's next 12 months.

Initiatives and Investment to Grow Capabilities

o     Achieve CMM Level 5 Accreditation in 2005-2006.
o Enhance Software Design, Engineering and Service Delivery Capabilities by increasing investment in training and development.
o Enhance and invest in R&D or between 7-10% of yearly budgets in financial, banking and various other domains within NetSol's core competencies.
o Aggressively expand the sales and marketing organization in all key locations by hiring senior and successful personnel.
o Recruit additional senior level managers both in Lahore, China and UK to be able to support potential new customers from the North American, Asia Pacific and European markets.
o Aggressively exploit the booming Chinese market by strengthening NetSol's presence in China.
o Launch its marketing presence in the US markets through M&A activities in the domain of our core competencies.
o Replicate the successful acquisition model and integration of CQ Systems in the USA.
o Re-brand NetSol and CQ product line with new marketing packaging and branding for global marketing.
o     Increase Capex to enhance Communications and Development Infrastructure.

Top Line Growth through Investment in aggressively marketing organically and by mergers and acquisition ("M&A") activities:

o Launch LeaseSoft into new markets by assigning new, well-established companies as distributors in Europe, Asia Pacific and North America.
o     Continue aggressive marketing in China for LeaseSoft and related services.
o     Expand relationships with key customers in the US, Europe and Asia
      Pacific.
o     Product positioning through alliances, joint ventures and partnerships.
o Focus on key new fortune 1000 customers globally and grow within existing key customers.
o Aggressively bid and participate in $5MN plus projects in UK and Asia Pacific by leveraging NetSol CQ as combined asset.
o Embark on roll up strategy by broadening M&A activities broadly in the software development domain.
o Enhance the sales and marketing organization by hiring new key executives in the US, UK and Asia.

Funding and Investor Relations:

o Effectively raise new capital from most economical and emerging markets to position NetSol for growth to the next level.
o Attract long term institutional investors and partners both in the US and in Asia.
o Infuse new capital from the potential exercise of employee options for business development, to enhance balance sheet and further investment in infrastructures.
o     Continue to efficiently and prudently manage cash requirements.
o Continue to raise capital from the markets only as is necessary to execute the growth strategy both organically and through acquisitions.
o Enhance the visibility of Company's stock amongst US based small to mid sized funds, institutional investors, market makers and research analysts.

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

Negative trends:

o Continued political and geographical conflicts in the Middle East and South-East Asia are creating challenging times for economic development. In addition, the existence of religious, extremism, and radical elements are causing tensions in the region.
o The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.
o The devastating earthquake in northern parts of Pakistan may slow growth for local business in the short run.
o Negative perception and skepticism of investment and managing a software development operation in Pakistan.
o Skyrocketing oil prices caused by the unfortunate hurricanes, tensions in the Middle East and Iran, and the surge in global demand for oil could affect the US and global economy.
o     Continuous impact of Iraq war on US and global economy.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During fiscal year 2005-2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2005 as compared to the Quarter Ended December 31, 2004:

Net revenues for the quarter ended December 31, 2005 were $4,524,373 as compared to $2,723,227 for the quarter ended December 31, 2004. Net revenues are broken out among the subsidiaries as follows:

                               2005                    2004
                            ----------              ----------
Netsol USA                  $    3,750     0.08%    $  103,985     3.82%
Netsol Tech                  1,352,109    29.89%     1,827,001    67.09%
Netsol Private                 269,447     5.96%       164,696     6.05%
Netsol Connect                 223,244     4.93%       289,886    10.64%
Netsol-TiG                     346,036     7.65%            --     0.00%
Netsol UK                      970,480    21.45%       276,806    10.16%
Netsol-CQ                    1,290,119    28.51%            --     0.00%
Netsol-Abraxas Australia        69,188     1.53%        60,853     2.23%
                            -------------------     -------------------
  Total Net Revenues        $4,524,373   100.00%    $2,723,227   100.00%
                            ===================     ===================

This reflects an increase of $1,801,146 or 66.14% in the current quarter as compared to the quarter ended December 30, 2004. The increase is attributable mostly to growth in services business, a full quarter of revenues attributed by the newly acquired CQ Systems in UK, growing outsourcing business of NetSol-TiG
(JV) and additional maintenance work. The Company's biggest revenue growth was achieved in the two UK operations and the new joint-venture with TiG, which generated sales both domestically and internationally. The Company has experienced a modest decline in domestic business in Pakistan primarily due to the earthquake on October 8, 2005. However, the demand for its IT services in Asia Pacific and Europe is consistent and solid.

NetSol made a significant move by acquiring 100% of a UK based software company, CQ Systems Ltd., in February 2005. The acquisition of CQ Systems has provided NetSol a very strong and seasoned management team with a mature, profitable, business. The acquisition of CQ Systems provided tremendous new business opportunities for NetSol-CQ in the European markets. We have experienced a seamless integration at every level of both companies. In November 2005, we launched the combined company as NetSol-CQ and the LeaseSoft brand in European market. Just recently NetSol-CQ signed off a multi-million dollar LeaseSoft agreement with a major financial institution. Due to confidentiality agreement with our new client we are not able to disclose the name of the client.

During the quarter ended December 31, 2005, our Asia Pacific region signed off new implementations of LeaseSoft at ORIX Leasing Singapore, a new implementation of LeaseSoft at Daimler Chrysler Auto Finance, China, Mercedes - Benz Finance Co, Japan and in Daimler Chrysler Leasing Thailand.

NetSol's global frame agreement signed in early 2005 with DaimlerChrysler Services ("DCS") qualifies NetSol as a preferred vendor to DCS in 40 plus countries where DCS operates. As a direct result of the successful implementations of some of our current systems with DaimlerChrysler and the signing of the global frame agreement, we are noticing a significant increase in demand for LeaseSoft. Although the sales cycle for LeaseSoft is rather long, we are experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe, North America and Pakistan. In fiscal year 2005, NetSol raised the pricing of its LeaseSoft licenses significantly due primarily to a surge in demand. In spring of 2005, one complete system was sold to Toyota Leasing Thailand ("TLT") for nearly $2.3 million that includes over $1.2 million for license fees.

A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2006-2007 that could potentially increase the sales and bottom line. As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $300,000 to an excess of $1,000,000 with additional charges for customization and maintenance of between 20%-30% each year.

The gross profit was $2,547,339 in the quarter ending December 31, 2005 as compared with $1,883,840 for the same quarter of the previous year for an increase of $663,499. The gross profit percentage decreased slightly to approximately 56% in the quarter ended December 31, 2005 from approximately 69% for the quarter ended December 31, 2004. This is mainly due to the increase in direct costs of hiring new technology personnel as the Company gears up for the increased demand in its products and services. Our main technology campus in Lahore hired over 90 new developers and programmers in the last four months. In addition, several programmers from our Lahore office were temporarily relocated to the NetSol-CQ office for training on the CQ system resulting in higher costs for the quarter. In comparison to the prior quarter ended September 30, 2005, the cost of sales increased approximately $309,684, revenues increased $54,388, and an overall decrease of 3.25% in gross profit.

Operating expenses were $2,272,510 for the quarter ending December 31, 2005 as compared to $1,366,827, for the corresponding period last year. The increase is mainly attributable to increased selling and marketing activities, additional employees and an increase in overall activities due to our increased marketing efforts. Also contributing to the higher costs was the full integration of CQ Systems and the joint-venture NetSol-TiG. In addition, the Company as a whole contributed over $92,000 to charity organizations for the Earthquake Relief for Northern Pakistan. Depreciation and amortization expense amounted to $564,855 and $316,982 for the quarter ended December 31, 2005 and 2004, respectively, reflecting the intangible assets purchased from the CQ Systems acquisition in February 2005. Combined salaries and wage costs were $552,714 and $447,984 for the comparable periods, respectively, or an increase of $104,730 from the corresponding period last year. Salaries, as a percentage of sales, were 12% for the current quarter as compared to 16% in the prior period. The addition of the new subsidiary, CQ Systems and the forming of the joint-venture with TiG, as well as an increase in development, sales and administration employees resulted in the increase. Approximately 250 new employees were added throughout the Company during the last fiscal year.

Selling and marketing expenses were $412,570 and $135,352, in the quarter ended December 31, 2005 and 2004, respectively, reflecting the growing sales activity of the Company, including the launch of NetSol-CQ as a combined entity to the European market. The Company is in a growth phase and is increasing its overall sales and marketing activities. Sales and marketing was 9% of sales for the current quarter as compared to 5% in the corresponding period last year. Professional services expense decreased to $115,188 in the quarter ended December 31, 2005, from $140,971 in the corresponding period last year.

Income from operations was $274,829 compared to $517,013 for the quarters ended December 31, 2005 and 2004, respectively. This represents a decrease of $242,182 for the quarter compared with the comparable period in the prior year. This is mainly due to the increased cost of sales, marketing expenses and operating expenses due to growth and the addition of CQ Systems and NetSol-TiG.

Net income was $125,035 compared to $178,647 for the quarters ended December 31, 2005 and 2004, respectively. The current fiscal quarter amount includes a net reduction of $145,532 compared to $809 in the prior period for the 49.9% minority interest in NetSol Connect and NetSol-TiG owned by another party, and the 28.13% minority interest in NetSol PK. During the current quarter, the Company also recognized an expense of $5,192 for the beneficial conversion feature on convertible debentures as compared to $164,465, an expense of $0 as compared to $221,614 for the fair market value of warrants issued and a gain of $3,335 as compared to $139,367 from the settlement of a debt. Net income per share, basic and diluted, was $0.01 and $0.02 for the quarter ended December 31, 2005 and 2004, respectively.

The net EBITDA income was $769,001 compared to $605,013 after amortization and depreciation charges of $564,855 and $316,982, income taxes of $(7,751) and $959, and interest expense of $86,862 and $108,425, respectively. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

Six Month Period Ended December 31, 2005 as compared to the Six Month Period Ended December 31, 2004:

Net revenues for the six months ended December 31, 2005 were $8,994,358 as compared to $4,781,532 for the six months ended December 31, 2004. Net revenues are broken out among the subsidiaries as follows:

                               2005                    2004
                            ----------              ----------
Netsol USA                  $    3,750     0.04%    $  274,119     5.73%
Netsol Tech                  3,014,460    33.52%     2,940,860    61.50%
Netsol Private                 746,633     8.30%       467,505     9.78%
Netsol Connect                 475,581     5.29%       558,220    11.67%
Netsol-TiG                     691,741     7.69%            --     0.00%
Netsol UK                    1,209,152    13.44%       449,067     9.39%
Netsol-CQ                    2,696,130    29.98%            --     0.00%
Netsol-Abraxas Australia       156,911     1.74%        91,761     1.92%
                            -------------------     -------------------
  Total Net Revenues        $8,994,358   100.00%    $4,781,532   100.00%
                            ===================     ===================

This reflects an increase of $4,781,532 or 88% in the current six months as compared to the six months ended December 31, 2004. The increase is attributable mostly to growth in services business, a full quarter of revenues attributed by the newly acquired CQ Systems in UK, growing outsourcing business of NetSol-TiG
(JV) and additional maintenance work. The Company's biggest revenue growth was achieved in the two UK subsidiaries and the new joint-venture with TiG, which generated sales both domestically and internationally. The Company has experienced a modest decline in domestic business in Pakistan primarily due to the earthquake on October 8, 2005. However, the demand for its IT services in Asia Pacific and Europe is consistent and solid.

NetSol made a significant move by acquiring 100% of a UK based software company, CQ Systems Ltd., in February 2005. The acquisition of CQ Systems has provided NetSol a very strong and seasoned management team with a mature, profitable, business. The acquisition of CQ Systems provided tremendous new business opportunities for NetSol-CQ in the European markets. We have experienced a seamless integration at every level of both companies. In November 2005, we launched the combined company as NetSol-CQ and the LeaseSoft brand in European market. Just recently NetSol-CQ signed off a multi-million dollar LeaseSoft agreement with a major financial institution. Due to confidentiality agreement with our new client we are not able to disclose the name of the client.

During the quarter ended December 31, 2005, our Asia Pacific region signed off new implementations of LeaseSoft at ORIX Leasing Singapore, a new implementation of LeaseSoft at Daimler Chrysler Auto Finance, China , Mercedes - Benz Finance Co, Japan and in Daimler Chrysler Leasing Thailand.

NetSol's global frame agreement signed in early 2005 with DaimlerChrysler Services ("DCS") qualifies NetSol as a preferred vendor to DCS in 40 plus countries where DCS operates. As a direct result of the successful implementations of some of our current systems with DaimlerChrysler and the signing of the global frame agreement, we are noticing a significant increase in demand for LeaseSoft. Although the sales cycle for LeaseSoft is rather long, we are experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe, North America and Pakistan. In fiscal year 2005, NetSol raised the pricing of its LeaseSoft licenses significantly due primarily to a surge in demand. In spring of 2005, one complete system was sold to Toyota Leasing Thailand ("TLT") for nearly $2.3 million that includes over $1.2 million for license fees.

A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2006-2007 that could potentially increase the sales and bottom line. As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $300,000 to an excess of $1,000,000 with additional charges for customization and maintenance of between 20%-30% each year.

The gross profit was $5,349,974 for the six months ending December 31, 2005 as compared with $3,179,877 for the same period of the previous year. The gross profit percentage has decreased slightly by 7% to 59.48% in the current fiscal year from 66.5% for the six months ended December 31, 2004. This is mainly due to the increase in direct costs of hiring new technology personnel as the Company gears up for the increased demand in its products and services. Our main technology campus in Lahore hired over 90 new developers and programmers in the last four months. In addition, several programmers from our Lahore office were temporarily relocated to the NetSol-CQ office for training on the CQ system resulting in higher costs.

Operating expenses were $4,390,483 for the six-month period ending December 31, 2005 as compared to $2,520,798, for the corresponding period last fiscal year for an increase of $1,869,685. The increase is mainly attributable to increased selling and marketing activities, additional employees and an increase in overall activities due to our increased marketing efforts. Also contributing to the higher costs was the full integration of CQ Systems and the joint-venture NetSol-TiG. In addition, the Company as a whole contributed over $92,000 to charity organizations for the Earthquake Relief for Northern Pakistan. As a percentage of sales, operating expenses decreased 4% to 49% from 53% in the prior six-month period. Depreciation and amortization expense amounted to $1,117,386 and $623,140 for the six-month period ended December 31, 2005 and December 31, 2004, respectively, reflecting the intangible assets purchased from the CQ Systems acquisition in February 2005. Combined salaries and wage costs were $1,089,090 and $795,221 for the six month period ended December 31, 2005 and 2004, respectively, or an increase of $293,869 from the corresponding period last year. As a percentage of sales, salaries was 12% as compared to 17% for the corresponding period last year. The addition of the new subsidiary, CQ Systems and the forming of the joint-venture with TiG, as well as an increase in development, sales and administration employees resulted in the increase. Approximately 250 new employees were added throughout the Company during the last fiscal year.

Selling and marketing expenses increased to $731,434 in the six-month period ended December 31, 2005 as compared to $254,700 in the six-month period ended December 31, 2004. This reflects the Company's growing sales and marketing efforts, including the launch of NetSol-CQ as a combined entity to the European market. The Company is in a growth phase and is increasing its overall sales and marketing activities. Sales and marketing was 8% of sales for the current six months as compared to 5% in the corresponding period last year. Professional services expense decreased to $238,346 in the six-month period ended December 31, 2004, from $255,305 in the corresponding period last year.

Income from continued operations was $959,491 compared to $659,079 for the six months ended December 31, 2005 and 2004, respectively. This represents an increase of $300,412 or 45.58% for the six-month period compared to the prior year. This is directly due to increased sales activity.

Net income was $328,782 for the six months ended December 31, 2005 compared to $318,380 for the six months ended December 31, 2004. This is an increase of 3% compared to the prior year. The current fiscal quarter amount includes a net reduction of $512,745 compared to an add-back of $14,259 in the prior period for the 49.9% minority interest in NetSol Connect and NetSol-TiG owned by another party, and the 28.13% minority interest in NetSol PK. During the current six months, the Company also recognized an expense of $11,761 for the beneficial conversion feature on convertible debentures, an expense of $9,489 for the fair market value of warrants issued and a gain of $6,976 from the settlement of a debt. Net income per share was $0.02, basic and $0.02 diluted, for the six months ended December 31, 2005 as compared with $0.03, basic and $0.02 diluted for the corresponding period last year.

The net EBITDA income was $1,678,864 compared to $1,073,993 after amortization and depreciation charges of $1,117,386 and $623,140, income taxes of $66,811 and 2,473, and interest expense of $165,885 and $130,000, respectively. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $1,884,573 at December 31, 2005 compared to $488,110 at December 31, 2004. In addition the Company had $1,501,752 in certificates of deposit. The total cash position, including the certificates of deposits, was $3,386,325 as of December 31, 2005. In addition, the Company has $206,900 in a restricted cash account under a Letter of Credit for a vendor.

The Company's current assets as of December 31, 2005 were 51.64% of total assets, an increase of 11.54% from 40.1% as of December 31, 2004. In addition, our working capital (current assets minus current liabilities) was $8,823,282.

Net cash used for operating activities amounted to $712,830 for the six months ended December 31, 2005, as compared to $1,464,697 for the comparable period last fiscal year. The decrease is mainly due to an increase in net income as well as an increase in prepaid expenses and accounts receivable.

Net cash used by investing activities amounted to $3,314,422 for the six months ended December 31, 2005, as compared to $550,877 for the comparable period last fiscal year. The difference lies primarily in the purchase of property and equipment during the current fiscal year. The Company had net purchases of property and equipment of $1,357,022 compared to $380,598 for the comparable period last fiscal year. During the prior fiscal year, an additional $287,797 was infused into the Company's minority interest in the Company's subsidiary NetSol Connect.

Net cash provided by financing activities amounted to $4,506,604 and $1,573,593 for the six months ended December 31, 2005, and 2004, respectively. The current fiscal period included the cash inflow of $0 compared to $1,512,000 from issuance of equity and $384,062 compared to $343,900 from the exercising of stock options and warrants, net proceeds of $91,541 as compared to net payments on loans and capital leases of $230,603 in the comparable period last year. In addition, the Company received net proceeds of $4,031,001 from the sale of a subsidiary's common stock in an IPO on the Karachi Stock Exchange.

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

Management expects to continue to improve its cash position in the current and future quarters due to the new business signed up in the last quarter. Since our newly listed subsidiary on the Karachi Stock Exchange ("KSE") has performed much better than our own expectation i.e the stock has more than doubled from its IPO price, we have another vehicle to meet the growing needs of new capital. Any new capital raise would depend on future M&A initiatives. Management would exercise its best judgment in choosing the most viable option for financing. In addition, the Company anticipates additional exercises of employee stock options in the current and subsequent quarters. The Company has consistently improved its cash position in last four quarters through employees' exercise of options, the IPO of the Pakistani subsidiary, private placements, and the signing of new business. We anticipate this trend to continue in the current and future quarters, further improving the cash resources and liquidity position. Management is committed to implementing the growth business strategy that was ratified by the board of directors in July 2005. The company would continue to inject new capital towards expansion, grow sales and marketing and further enhancement of delivery capabilities.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

o In next three months the final payment of CQ Systems would be due based on the formula of `earn out'. This could be in the range of $1.0MN to $3.6MN
o     Notes payable for approximately $800,000
o Working capital of $1.0 million for US business expansion, new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company, we will consider raising capital through equity based financing and, warrant and option exercises. We would, however, use some of our internal cash flow to meet certain obligations as mentioned above.

The methods of raising funds for capital needs may differ based on the following:

o Stock volatility due to market conditions in general and NetSol stock performance in particular. This may cause a shift in our approach to raising new capital through other sources such as secured long term debt.

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

Item 3. Controls and Procedures

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as defined by rule 13a-15(e) as of the end of the period covered by this interim report on Form 10-QSB. Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective.

There has been no change, including corrective actions with regard to deficiencies or weaknesses in the Company's internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

In October 2005, we issued 63,838 shares to Maxim Group, an accredited investor, as compensation for services rendered to the Company. The issuance to Maxim Group was made in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended (the "Act").

In November 2005, we issued 2,500 shares to an employee of the Company as compensation for services rendered. The issuance to this employee was made in reliance on an exemption from registration under Section 4(2) of the Act.

During the period employees of the Company exercised 65,000 options in exchange for $82,500.

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

Reports on Form 8-K.

a) On September 14, 2005, NetSol Technologies, Inc issued a press release announcing results of operations and financial conditions for the year ended June 30, 2004 and filed a current report on form 8-K attaching this release.

b) On October 4, 2005, NetSol Technologies, Inc. filed an amendment to a current report, on form 8-K/A, which included a modified auditor's letter regarding the accounts of the Company's wholly owned subsidiary, CQ Systems, Ltd..

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date:    February 9, 2006                      /s/ Naeem Ghauri
                                               -----------------------
                                               NAEEM GHAURI
                                               Chief Executive Officer

Date:    February 9, 2006                      /s/ Tina Gilger
                                               -----------------------
                                               Tina Gilger
                                               Chief Financial Officer