Form 10KSB/A
period 2004-06-30
NETSOL TECHNOLOGIES INC
filed 2006-03-21
CIK 1039280

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     (None)

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No X

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I
PAGE

Item 1    Business                                                           1
Item 2    Properties                                                        13
Item 3    Legal Proceedings                                                 14
Item 4    Submission of Matters to a Vote of Security Holders               14

PART II

Item 5    Market for Common Equity and Related Stockholder Matters          14
Item 6    Management's Discussion and Analysis and Plan of Operations       16
Item 7    Financial Statements                                              22
Item 8    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               22
Item 8A   Controls and Procedures                                           22

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 22
Item 10   Executive Compensation                                            25
Item 11   Security Ownership of Certain Beneficial Owners and
          Management                                                        28
Item 12   Certain Relationships and Related Transactions                    28

PART IV

Item 13   Exhibits and Reports on Form 8-K                                  29

Item 14   Principal Accountant Fees and Services                            30

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

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (F/K/A NetSol International, Inc. "NetSol" or the "Company") is an end-to-end information technology ("I/T") and business consulting services provider for the lease and finance, banking and financial services industries. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results. The Company's focus has remained the lease and finance, banking and financial services industries. The Company operates on a global basis with locations in the U.S., Europe, East Asia and Asia Pacific. By utilizing its worldwide resources, the Company believes it has been able to deliver high quality, cost-effective I/T services. NetSol Technologies Pvt. Ltd. ("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first software company in Pakistan in 1998 to achieve the ISO 9001 accreditation and was again the first software company in Pakistan to obtain Carnegie Mellon's Software Engineering Institute ("SEI") Capable Maturity Model ("CMM") Level 3 assessment in 2003. CMM is a model for judging the maturity of the software process of an organization and for identifying the key practices that are required for the maturity of these processes. The CMM levels developed by SEI in conjunction with the software industry are the highest levels of recognition for quality and best practices for a software company.

COMPANY BUSINESS MODEL

NetSol offers a broad spectrum of I/T products and I/T services that deliver a high return on investment for its customers. NetSol has perfected its delivery capabilities by continuously investing in maturing its software development and Quality Assurance ("QA") processes. NetSol's believes its key competitive advantage is its ability to build high quality enterprise applications using its offshore development facility in Lahore, Pakistan. In fact, about 80% of NetSol's revenue is generated in US Dollars and 80% of its overhead is incurred in Rupees, providing NetSol with a distinct cost arbitrage business model.

Achieving Software Maturity and Quality Assurance.

NetSol, from the outset, invested heavily in creating a state of the art, world-class software development capability. A series of QA initiatives have delivered to NetSol the ISO 9001 certification as well as the CMM level 3 assessment. In a continued pursuit of excellence, the company is now operating on CMM Level 4 and is looking forward to a formal assessment in this regard in near future. This assessment would further solidify NetSol's project delivery ability as well permit the Company to target a new market segment. This segment comprises of organizations and corporations who prefer to work with software providers with a minimal of CMM Level 4 rating. Achieving these CMM targets required dedication by all levels of the Company and evidenced at every echelon in the company.

SEI's CMM, which is organized into five maturity levels, has become a de facto standard for assessing and improving software processes. Through the CMM, SEI and the software development community have established an effective means for modeling, defining, and measuring the maturity of the processes used by software professionals. The CMM for Software describes the principles and practices underlying software process maturity and is intended to help software organizations improve the maturity of their software processes in terms of an evolutionary path from ad hoc, chaotic processes to mature, disciplined software processes. Mature processes meet standardized software engineering methods and integratable into a customer's system. Mature processes ensure enhanced product quality resulting in faster project turn around and a shortened time-to-market. In short, a mature process would, ideally, have fewer bugs and integrate better into the customer's system.

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

Typically, NetSol's sales cycle for these products ranges between two to five months. NetSol derives its income both from selling the license to use the products as well as from related software services. The related services include requirement study/gap analysis, customization on the basis of gaps development, testing, configuration, installation at the client site, data migration, training, user acceptance testing, supporting initial live operations and, finally, the long term maintenance of the system. Any changes or enhancement done is also charged to the customer. In the requirements study/gaps analysis the NetSol team of LeaseSoft goes at the client site to study client's business, functional requirements and maps them against the existing functionality available in LeaseSoft. LeaseSoft has now reached a stage where hardly, if any gaps, are identified as a result of such a study. In the customization phase the gaps are made part of LeaseSoft through a development cycle. This development takes place in Lahore Pakistan. Then the new as per requirement system is thoroughly tested. This phase also takes place in Pakistan. LeaseSoft is a highly parameterized configurable application and hence it is then configured according to the business of the customer. This phase can take place both onsite as well as in Lahore and is usually is partially done in Lahore. Next, follows the installation of the system at client site. In case the customer was already using some other system and already has data in electronic form, then NetSol's data migration team, through a very well defined set of procedures, migrates this data from the old system to the LeaseSoft database. Data migration is a mix of both client site and Lahore based work. The client is also imparted training in the areas of business user training, functional business training and system administration training. Training is followed by user acceptance testing (UAT) where client nominated staff and NetSol consultants test the system against the business requirements. After UAT the system is put in normal business use. LeaseSoft is a mission critical software and the whole business operations from the asset side of a finance / leasing company hinge upon the performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. These practices enable NetSol to increase marginal revenue in proportion larger than the marginal cost incurred.

License fees can vary generally between $100,000 up to $1,000,000 per license depending upon the size and complexity of customers' businesses. There are various attributes which determine the level of complexity a few of which are number of contracts, size of the portfolio, business strategy of the company, number of business users, and, branch network of the customer. The revenue for the license and the customization flows in several phases and could take from six months to two years before its is fully recognized as income in accordance with generally accepted accounting principles. The annual maintenance fee, which usually is an agreed upon percentage of overall monetary value of the implementation, then becomes an ongoing revenue stream realized on a yearly basis.

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

The Asian continent from the perspective of marketing is targeted from NetSol Technologies based in Lahore. NetSol Abraxas looks after the marketing activities for Australia and New Zealand. However, NetSol Technologies' business development team also assists NetSol Abraxas in the marketing endeavors. NetSol UK, based out of London, the financial hub of Europe, looks after the European market. NetSol UK has also appointed a representative in Denmark to further focus on Denmark as well as the neighboring countries. The marketing for LeaseSoft in USA and Canada is carried out by NetSol USA. As with NetSol Abraxas, NetSol Technologies (Pvt.) Limited services NetSol UK and NetSol USA whenever required.

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

Management believes that LeaseSoft has begun to be recognized as a unique, world-class. This belief is based on the following instances:

      o     Intel  has  been  recognized  as  a  Solution   Blueprint  by  Intel
            Corporation. Intel has very stringent technical and market potential criteria for designating a solution as a "solution blueprint".

      o     Frame Agreement with DaimlerChrysler Services AG (DCS)

NetSol's Frame Agreement with DCS short lists LeaseSoft as a preferred software for managing the wholesale and retail side leasing and finance business of DCS. DCS supports the sales of DC vehicles through financial services.

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

Pearl Treasury System (PTS)

In 2003, NetSol acquired the intellectual property rights ("IPR") of Pearl Treasury System ("PTS"). PTS was developed to 70% completion in the late 1990s by a group of banking and I/T visionaries in the UK, led by Noel Thurlow, the system designer. Noel has 30 plus years in banking through his positions as Trader and Head of Trading, Treasury, Risk, Operations and I/T for banks such as Bankers Trust and Mitsubishi Trust & Banking. Along with the IPR, NetSol retained Noel's domain knowledge and direct, full-time involvement as the ongoing system designer and NetSol's VP and Global Head of Banking Products.

PTS was originally developed on two tier client server technologies and was designed to provide full process automation and decision support in the front, middle and back offices of treasury and capital markets operations. On internal review of PTS by Noel and NetSol's already established I/T and banking specialists post acquisition, it was decided to re-write the system within .NET technologies, bringing the system into the leading edge n-tier/browser-based environment. The project name for this program is Trapeze, and 70% of the Phase One deliverable is complete. PTS and Trapeze have more than 70 person years of development effort and $4 million already invested.

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

Growth Through Acquisition

In Mid-2004, NetSol management identified mergers and acquisitions as potential methods of capitalizing on the demand of the Company's flagship product, LeaseSoft and assisting the Company in launching its treasury banking software systems. This, together with the visable turnaround in the services and outsourcing sectors in global markets. it made perfect business sense to follow a growth strategy that would encompass both organic growth and as well mergers and acquisitions. As 2004 progressed, however, it became necessary to focus the emphasis growth on capitalizing on organic growth and investing in building up the Company's marketing and sales organization.

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

In May 2004, the Company entered into an agreement with gedas Japan, a subsidiary of Berlin based gedas Group, a division of Volkswagen Germany, whereby gedas Japan agreed to market and sell the Company's LeaseSoft product line in the Asia Pacific markets including Japan.

Strategic Alliances

LeaseSoft is recognized as Solution Blueprint by Intel Corporation. Intel has very stringent technical and market potential criteria for marking a solution as solution blueprint. The document is also available online from Intel's website http:/www.intel.com/business/bss/solutions/blueprints/industry/finance/index.htm

NetSol and Intel Corporation have a strategic relationship that would potentially permit NetSol to market its core product, `LeaseSoft', through Intel websites. In a joint press release made earlier in 2004, by both NetSol and Intel, both companies would deliver a new Solution Blueprint for its core leasing solution. With the collaboration to create a world-class blueprint for the leasing and finance industry, deployment should become even faster and smoother for our customers. Intel's website defines Intel's Solution Blueprints as detailed technical documents that define pre-configured, repeatable solutions based on successful real-world implementations. Built on Intel(R) architecture and flexible building block components, these solutions help deliver increased customer satisfaction, lower operating costs, and better productivity. Through this strong relationship, NetSol has been invited by Intel in China and in San Francisco to present and introduce the company's core product line to a global market.

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

NetSol Connect, Pvt. Ltd., a wholly owned IP backbone and broadband subsidiary of the Company, has recently forged a partnership with UK based computer company, Akhtar Computers of U.K. Pursuant to this agreement, NetSol has retained control of the Company with ownership of 50.1% to Akhtar's 49.9%. This alliance is designed to permit NetSol to benefit from the potentially high growth of the telecommunications market by bringing in new technology, new resources and capital while permitting NetSol to focus on its core competencies of developing and marketing software. NetSol Akhtar acquired, for cash, another small internet connectivity business named Raabta Online in Pakistan. This acquisition expands the presence of NetSol Akhtar's connectivity business to at least three major cities of Pakistan.

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

Geographically, NetSol has operations on the West and East Coast of the United States, Central Asia, Europe, and Asia Pacific regions.

During the last two fiscal years, the Company's revenue mix by major markets was as follows:

                                                                   2004     2003
                                                                   ----     ----

North American (NetSol USA)                                         12%      15%
Europe (NetSol Technologies, UK Ltd.)                                6%       5%
Other International (Abraxas, NetSol Technologies Pvt. Ltd.,        82%      80%
NetSol Pvt., Ltd., NetSolAkhtar)

Total Revenues                                                     100%     100%

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

Toyota Leasing Thailand (TLT) - Licensing, customization and implementation of LeaseSoft.CAP TLT is a volume leader in captive finance companies in Thailand and it has chosen NetSol's LeaseSoft.CAP to automate the credit evaluation process. The project is currently under way and looking at the NetSol expertise in Leasing and Finance TLT has also shown very keen interest in NetSol's LeaseSoft.WFS to power its wholesale finance business. NetSol also considers it a big strategic break as once delivering successfully in Thailand NetSol will be in a very good position to target Toyota Finance companies around the world.

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

NetSol has been identified as a premium I/T company in Pakistan. With its matured products and services, local demand is surging. A few of the recently signed agreements in the private and public sectors are:

      o Software Process Improvement Services for NADRA. (National Database Registration Authority of Pakistan)

      o MM Training Workshops as consultants for PSEB (Pakistan Software Export Board ).

      o     Credit MIS & FIS for PRSP (Punjab Rural Support Program)

      o     Electronic Credit Information Bureau for State Bank of Pakistan

      o     Punjab Portal

      o     Consultancy & Automation of Pakistan Administrative Staff College

The growing domestic business in Pakistan, as stated above is valued over tens of millions ruppees or hundreds of thousands of US dollars. NetSol has a very strong pipeline to win many more and major new projects in the public and private sectors. NetSol will continue to strive to become the most dominant IT solutions providers in this explosive growth market.

NetSol Technologies UK Ltd

NetSol Technologies Limited, the United Kingdom ("UK") subsidiary, was formed in Fiscal 2003. Located in the heart of the City of London, one of the world's major banking and finance centers, the company is resourced with experts from the financial services industry including its chairman Ed Holmes with experience such as Group Executive Europe and chairman/CEO of Citibank International Plc. In addition, the UK subsidiary boasts substantial management, banking and solution sales experience through its high-caliber personnel. The UK subsidiary is responsible for the Company's activities in the UK, Europe and Middle East and include the spearheading of the sales and marketing efforts for Trapeze, NetSol's new treasury and wholesale banking solution; plus ongoing marketing and sales of the LeaseSoft portfolio of leasing solutions and NetSol's range of on and off-shore I/T services.

Depending solely upon organic growth, the UK company produced $356,000 in revenue for the current fiscal year or 6% of the Company's total revenues. The main focus of this entity is to market the array of banking and leasing solutions in the heart of the financial district in London and the rest of Europe. In May 2004, NetSol announced the signing of an agreement to develop new software programs for The Innovation Group ("TiG"), a provider of profit improvement solutions to the insurance industry.

Most recently, the UK operations entered into agreements with DCD Group UK, TiG and Habib Allied Bank in the UK. The revenue contribution for NetSol UK was $357,000 or about 6.2% of the revenues of 2004.

NetSol-Abraxas

The Australian market continues to be vibrant as NetSol maintains its customers such as Yamaha Motors, GMAC Australia, St. George Bank, DaimlerChrysler Finance in New Zealand, and Volvo Australia. The Company continues to pursue new customers and new business from its existing customers for its core product lines. The Company signed a strategic partnership agreement with Australian Motor Finance Pty. Limited ("AMF"), an Australia automotive lender. Under the terms of this agreement, NetSol will design and implement a point of sale system for AMF's wholesale funding initiatives. The terms of the agreement permit NetSol to participate in transaction based revenue sharing with AMF. There are a number of new prospects that are in varying degrees of the decision-making process. The Australian subsidiary contributed 5% of revenues in fiscal year 2004., with $264,000 in revenues. A key senior person from LeaseSoft has been made a permanent part of NetSol Abraxas to aggressively follow the Australian and New Zealand market.

NetSolConnect-NetSol Akhtar

In August 2003, NetSol entered into an agreement with United Kingdom based Akhtar Group PLC (Akhtar). Under the terms of the agreement, Akhtar Group acquired 49.9 percent of the Company's subsidiary; Pakistan based NetSolConnect Pvt Ltd., an Internet service provider (ISP) in Pakistan. As part of this Agreement, NetSolCONNECT changed its name to NetSol Akhtar. A change in the ownership structure in September 2003 and the consolidation and readjustment of the revenue model caused revenue reduction in fiscal year 2004 from as compared to the fiscal year 2003. However, of late, NetSol Connect has steadily grown its presence in tri cities (Karachi, Lahore and Islamabad.) The company acquired a small internet online company called Raabta Online in early 2004. This created a national presence for wireless broadband business in key markets that have experienced explosive growth. The telecom sector in Pakistan has a potential market size exceeding $100Million. NetSol Connect with its new laser and wireless technologies has a potential to become a major brand in Pakistan.

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

      o     Pakistan Administrative Staff College

      o     Punjab Portal Government of Punjab

      o     Punjab Rural Support Program

      o     Pakistan Software Export Board

      o     NADRA

      o     Pakistan Air War College

      o     State Bank of Pakistan

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

Other leased properties as of the date of this report are as follows:

Location/Approximate Square Feet              Purpose/Use                         Monthly
                                                                               Rental Expense
Australia.....................   1,140        Computer and General Office         $1,380

United Kingdom................     378        General Office                      $5,500

Maryland......................   1,380        General Office                      $2,530

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

                                      2003-2004              2002-2003
     Fiscal
     Quarter                       High       Low        High        Low
     -------                       ----       ---        -----        --

     1st (ended September 30)      5.50       1.94         .80       .35
     2nd  (ended December 31)      3.16       2.05        1.30       .25

     3rd (ended March 31)          3.15       2.07        1.24       .75
     4th (ended June 30)           3.09       2.01        3.50       .95

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2004:

---------------------------------------------------------------------------------------------------------------------------
                                          Number of                  Weighted-average            Number of securities
                                        securities to               exercise price of                  remaining
                                          be issued                    outstanding                   available for
                                             upon                   options, warrants               future issuance
                                          exercise of                   and rights                   under equity
                                          outstanding                                                compensation
                                           options,                                                      plans
                                           warrants                                                   (excluding
                                          and rights                                                  securities
                                                                                                     reflected in
                                                                                                      column (a))
---------------------------------------------------------------------------------------------------------------------------
      Equity Compensation                1,762,277(1)                    $2.15(2)                    1,977,252(3)
       Plans approved by
       Security holders
---------------------------------------------------------------------------------------------------------------------------
      Equity Compensation                    None                          None                          None
     Plans not approved by
       Security holders
---------------------------------------------------------------------------------------------------------------------------
             Total                        1,762,277                       $2.15                        1,977,252
---------------------------------------------------------------------------------------------------------------------------

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

(b) RECENT SALES OF UNREGISTERED SECURITIES

In August 2003, Mr. Hugh Duddy was issued options to acquire 160,000 shares of NetSol Technologies, Inc. stock as compensation for consulting services provided by Mr. Duddy. Mr. Duddy's options entitle him to acquire up to 40,000 shares of common stock at the exercise price of $1.00 per share; 40,000 shares of common stock at the exercise price of $2.50 per share; 40,000 shares at the exercise price of $3.75 per share; and 40,000 shares at the exercise price of $5.00 per share. Each option may be exercised from the date of grant until November 14, 2007 or as otherwise limited by NetSol's nonstatutory stock option plan.

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

On August 20, 2003, we entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, NetSol borrowed $500,000 from the investor. The note has an interest rate of 8% per annum. The note is due on a date that is one hundred (120) days from the issuance date. On the due date of the note, the note holder agreed to extend the term and compromise the debt with stock rather than a cash payment. On December 16, 2003, the note holder converted the note into 285,715 shares of the Company's common stock. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended.

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

On December 17, 2003, NetSol entered into a loan agreement with an accredited non-U.S. investor, Noon Group. Under the terms of the loan, NetSol borrowed $100,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is six months from the issuance date. In the event of default by NetSol only, the note is convertible into shares of common stock at $1.95 per share, and 51,282 warrants at the exercise price of $3.25 per share which expire one year from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. While the note was not automatically convertible except in the case of a default, the company elected, prior to default and, with the agreement of the note holder, to compromise the debt with stock rather than a cash payment. In addition, the detachable warrants were cancelled at this time. On March 24, 2004, the loan was converted into 51,282 shares of NetSol's common stock. On June 10, 2004, an additional 5,861 shares of the Company's common stock were issued for interest valued at $11,429.

On December 24, 2003, NetSol entered into a loan agreement with an accredited non-U.S. investor, Akhtar Group. Under the terms of the loan, NetSol borrowed $250,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is one hundred and twenty (120) days from the issuance date. In the event of default by NetSol only, the note is convertible into shares of common stock at $1.85 per share, and 135,135 warrants at the exercise price of $3.00 per share which expire six months from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. While the note was not automatically convertible except in the case of a default, the company elected, prior to default and, with the agreement of the note holder, to compromise the debt with stock rather than a cash payment. In addition, the detachable warrants were cancelled at this time. Effective March 8, 2004, the loan was converted into 135,135 shares of NetSol's common stock.

On March 26, 2004, NetSol issued debentures to 23 accredited investors in a principal amount of one million two hundred thousand dollars ($1,200,000). The debentures mature two years from the date of the debenture, or March 26, 2006 and bear interest at the rate of 10% per annum payable in common stock or cash at NetSol's option, on a quarterly basis. Pursuant to the terms of a supplement agreement dated May 5, 2004, between NetSol and the debenture holders, the conversion rate was set at one share for each $1.86 of principal. As part of that amendment, each debenture holder is entitled to receive, at conversion, warrants to purchase up to 50% of the shares issuable to the debenture holders at conversion at the exercise price of $3.30 per share. These warrants expire in June 2009. These debentures and warrants were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

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

During the year, a total of 123,350 shares of NetSol's common stock, valued at $209,200, were issued to three investors as reimbursement for debts of NetSol paid by the investors. These shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933, as amended.

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

      o     Achieve CMM Level 4 Accreditation in 2004.

      o     Enhance   Software   Design,   Engineering   and  Service   Delivery
            Capabilities by increasing investment in training.

      o Enhance and invest in R&D or between 5-7% of yearly budgets in financial, banking and various other domains within NetSol's core competencies.

      o Aggressively expand the sales and marketing organization in all key locations by hiring senior and successful personnel.

      o     Recruit   additional  senior  level  Managers  both  in  Lahore  and
            Bangalore facilities to be able to support potential new customers from the North American, Asia Pacific and European markets.

      o Embark on a program of recruiting the best available talent in Project and Program Management.

      o     Increase   Capex,   to  enhance   Communications   and   Development
            Infrastructure.

      o     Launch  new  business   development   initiatives  in  hyper  growth
            economies such as China.

      o Create new technology partnership with Oracle and strengthen our relationship with Intel in Asia Pacific and in the USA.

      o Aggressively market LeaseSoft specially in Asia Pacific , Europe and globally.

Top Line Growth through Investment in aggressively marketing organically and by mergers and acquisition ("M&A") activities:

      o Launch LeaseSoft into new markets by assigning new, well-established companies as distributors in Europe, Asia Pacific

      o     Aggressive marketing in China for LeaseSoft and related services

      o Expand relationships with key customers in the US, Europe and Asia Pacific.

      o     Product Positioning through alliances and partnership.

      o     Joint Ventures

      o     Direct Marketing of Services.

      o Embark on roll up strategy by broadening M&A activities broadly in the software development domain.

      o Enhance the sales and marketing organization by hiring new key executives in the US, UK and Asia.

      o Effectively position and marketing campaign for `Trapeze' or PTS. This is a potentially big revenue generator in the banking domain for which NetSol has already invested significant time and resources towards completing the development of this application.

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

Improving the Bottom Line.

      o     Continue to review costs at every level.

      o     Grow process automation.

      o     Profit Centric Management Incentives.

      o     More local empowerment and P&L Ownership in each Country Office.

      o Improve productivity at the development facility and business development activities.

      o Cost efficient management of every operation and continue further consolidation to improve bottom line.

      o Integrate and centralize the US headquarters operations and improve the costs and bottom line

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

      o The Global IT budgets are estimated to exceed $1.2 trillion in 2004, according to the internal estimates of Intel Corporation. About 50% of this IT budget would be consumed in the US market alone primarily on the people and processes.

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

      o Negative perception and image created by extremism and terrorism in the South Asian region

      o US election uncertainty, not knowing what the new policy of the new administration might be after January 2005

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

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2004 COMPARED TO THE YEAR ENDED JUNE 30, 2003

Net revenues for the year ended June 30, 2004 were $5,749,062 as compared to $3,745,386 for the year ended June 30, 2003. Net revenues are broken out among the subsidiaries as follows:

--------------------------------------------------------------------------------
                                                      2004                2003
--------------------------------------------------------------------------------
NetSol USA                                        $  676,857          $  508,868
--------------------------------------------------------------------------------
NetSol Tech(1)                                     3,190,049           1,351,413
--------------------------------------------------------------------------------
NetSol Private(2)                                    483,788             265,599
--------------------------------------------------------------------------------
NetSol CONNECT                                       778,598           1,185,162
--------------------------------------------------------------------------------
NetSol UK                                            356,215              83,737
--------------------------------------------------------------------------------
NetSol-Abraxas Australia                             263,555             386,607
--------------------------------------------------------------------------------
      Total Net Revenues                          $5,749,062          $3,745,386
                                                  ==========          ==========
--------------------------------------------------------------------------------

      (1)   Refers to NetSol Technologies (Pvt.) Limited

      (2)   Refers to NetSol (Private) Limited

The total consolidated net revenue for fiscal year 2004 was $5,749,062 compared to $3,745,386 in fiscal year 2003. This is a nearly 53% increase in revenue. The increase is attributable to new orders of licenses and an increase in services business, including additional maintenance work.

NetSol has made significant progress in new customer acquisition. All of the Company's owned subsidiaries have signed contracts with new customers. In the current quarter, NetSol, as a group, has signed five new customers. All of the new relationships would add to the top line over the next six months as well as contributing to revenue growth. The Company added a few new customers such as, Capital Stream in USA, Cal Portland Cement in USA, Habib Allied Bank, DCD Group, enhancement in the Yamaha Motors project, DaimlerChrysler New Zealand and a few local customers in the Pakistan region. NetSol continues to nurture and grow its relationship with its existing customers, both in sales of new product licenses and professional services.

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

The gross profit was $3,049,387 for year ended June 30, 2004 as compared with $1,966,393 for the same period of the previous year. This is a 55% increase. The gross profit percentage was 53% for the current fiscal year and the prior year. While the cost of sales and the cost of delivery of projects have both been reduced in the current year, the Company maintained all its delivery commitments and has won new business from existing and new customers. While management is striving to negotiate better pricing on new agreements, the Company has been required to react to overall general economic factors in determining its present pricing structure. The gross profit margin was also improved due to improved quality standards such as achieving the assessment of CMM Level 3 in 2003.

Operating expenses were $5,757,405 for the year ended June 30, 2004 as compared to $4,434,643 for the year ended June 30, 2003. During the years ended June 30, 2004 and 2003, the Company issued 48,613 and 93,400 restricted common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $48,240 and $39,200 for the years ended June 30, 2004 and 2003, respectively. Total professional service expense, including non-cash compensation, was $464,332 and $272,447 for the years ended June 30, 2004 and 2003, respectively. During the years ended June 30, 2004 and 2003, the Company recorded depreciation and amortization expense of $1,240,792 and $1,183,502, included in this increase is the addition of the completed Lahore facility. Salaries and wages expenses were $1,493,252 and $934,383 for the years ended June 30, 2004 and 2003, respectively, or an increase of $558,869 or 60%. The addition of new management level employees and consultants from the Altvia acquisition and new employees at our UK subsidiary, as well as an increase in sales and administration employees resulted in the increase. In addition, key officers were given a pay raise effective January 1, 2004, the first in company's history. Two of the officers have agreed to take the incremental compensation against exercising options granted to them. General and administrative expenses were $1,759,607 and $956,644 for the years ended June 30, 2004 and 2003, respectively, an increase of $802,963. In the current year, the general and administrative expense includes non-recurring expenses for moving both the headquarters office and the Pakistan companies into the new facility, $105,608 in costs for placing the convertible debenture and $122,500 for settlement of legal disputes. Also, the Company had to incur extra costs for executing the reverse split of its common stock through the proxy process, annual shareholders meeting including proxies mailing and other administrative related costs and travel expenses increased by approximately $105,934.

Selling and marketing expenses increased to $253,701 for the year ended June 30, 2004 as compared to $76,136 for the year ended June 30, 2003, reflecting the growing sales activity of the Company. The Company wrote-off, as uncollectible, bad debts of $219,909 and $415,384, during the years ended June 30, 2004 and 2003, respectively.

The loss from operations in fiscal year 2004 was $2,708,018 which is a 9.71% increase from $2,468,250 in fiscal year 2003. Included in this amount is are non-cash charges of depreciation and amortization of $1,240,792, settlement expenses of $122,500 and bad debt expense of $219,909. Net losses from continued operations in fiscal year 2004 was $2,850,217 compared to $2,615,851 in fiscal year 2003 or 6.5% increase. The current fiscal year amount includes $273,159 add-back for the 49.9% minority interest in NetSol Connect owned by another party. The Company also recognized non-recurring expenses including $137,230 expense for the beneficial conversion feature on notes payable and convertible debenture, a gain of $104,088, from writing off a note payable in one of the subsidiaries that had been paid through the issuance of stock by the parent in the prior year and a gain of $216,230 from the settlement of a debt. The net loss per share was $0.33 in 2004 compared to $0.47 in 2003. The total weighted average of shares outstanding basic and diluted was 7.9 million against 4.5 million in 2003.

The Company's cash position was $871,161 at June 30, 2004 compared to $214,490 at June 30, 2003. In addition the Company had $391,403 in certificates of deposit, of which $121,163 is being used as collateral for the financing of the directors' and officers' liability insurance. The total cash position, including the certificates of deposits, was $1,260,000 million as of June 30, 2004.

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

Liquidity And Capital Resources

Net cash used for operating activities amounted to $1,540,178 for the year ended June 30, 2004, as compared to $2,180,515 for the comparable period last fiscal year. The decrease is mainly due to an increase in accounts receivable and a decrease in accounts payable.

Net cash used by investing activities amounted to $3,406,964 for the year ended June 30, 2004, as compared to providing $678,783 for the comparable period last fiscal year. The difference lies primarily in the net purchase of $391,403 in certificates of deposits in the current fiscal year compared to proceeds of $714,334 in the prior year. During the current fiscal year, the Company had proceeds of $210,000 from the sale of a minority interest in the Company's subsidiary NetSol Connect. In addition, the Company had net purchases of property and equipment of $2,861,754 compared to $127,822 for the comparable period last fiscal year. The majority of this reflects the capitalized costs of the Lahore facility of approximately $2.32 million. Also, the Company capitalized $439,297 in software development costs.

Net cash provided by financing activities amounted to $5,543,843 and $1,429,681 for years ended June 30, 2004, and 2003, respectively. The current fiscal year included the cash inflow of $1,618,337from issuance of equity and $1,445,392 from the exercising of stock options and warrants, compared to $365,219 and $845,566 in the prior year, respectively. In the current fiscal year, the Company had net proceeds from loans of $1,301,571 as compared to $218,896 in the comparable period last year. The Company also obtained a $1,200,000 convertible debenture during the current fiscal year.

As of June 30, 2004 the Company's working capital (current assets less current liabilities) totaled $410,991, a decrease from a $1.2 million deficit, as of June 30, 2003. In fiscal 2004, the Company raised capital from financing with Maxim Group of $1.85 million, net of expenses. In addition, $1.2 million in convertible debentures were issued during the current fiscal year and approximately $487,000 from the exercising of warrants. The Company also secured a line of credit for $1 million from DCD Group. This line of credit has not yet been utilized. The Company has over $1.9 million in accounts receivable and revenues in excess of billings. The Company will be pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and beef up marketing and sales activities in strategic markets.

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

ITEM 8A. CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) as of the fiscal quarter ended on June 30, 2004. Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective.

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

The directors and executive officers of the Company are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
Name                     Year First Elected As an   Age     Position Held with the Registrant         Family Relationship
                         Officer
                         Or Director
-----------------------------------------------------------------------------------------------------------------------------------
Najeeb Ghauri            1997                       50      Chief Financial Officer, Director and     Brother to Naeem and Salim
                                                            Chairman                                  Ghauri
-----------------------------------------------------------------------------------------------------------------------------------
Salim Ghauri             1999                       49      President and Director                    Brother to Naeem and Najeeb
                                                                                                      Ghauri
-----------------------------------------------------------------------------------------------------------------------------------
Naeem Ghauri             1999                       47      Chief Executive Officer, Director         Brother to Najeeb and Salim
                                                                                                      Ghauri
-----------------------------------------------------------------------------------------------------------------------------------
Patti L. W. McGlasson    2004                       39      Secretary, Corporate Counsel              None
-----------------------------------------------------------------------------------------------------------------------------------
Irfan Mustafa            1997                       53      Director                                  None
-----------------------------------------------------------------------------------------------------------------------------------
Shahid Javed Burki       2000                       65      Director                                  None
-----------------------------------------------------------------------------------------------------------------------------------
Eugen Beckert            2001                       58      Director                                  None
-----------------------------------------------------------------------------------------------------------------------------------
Jim Moody                2001                       68      Director                                  None
-----------------------------------------------------------------------------------------------------------------------------------
Shabir Randeree          2003                       43      Director                                  None
-----------------------------------------------------------------------------------------------------------------------------------

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

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is also the CEO of Network Technologies (Pvt.) Ltd., (F/K/A/ Network Solutions (Pvt.) Ltd.), a wholly owned subsidiary of the Company located in Lahore, Pakistan. Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before Network Technologies (Pvt.) Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant. Mr. Ghauri was the original founder of Network Solutions, Pvt. Ltd in Pakistan founded in 1996. Built under Mr. Ghauri's leadership Network Solutions (Pvt) Ltd. gradually built a strong team of I/T professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001 and CMM Level 3 assessed. In March 2004, Salim Ghauri, CEO NetSol Pvt. Ltd. was awarded the 5th NCR IT Excellence Award for the year 2003-04 for undertaking a pioneering effort in the development and nourishment of Pakistan's IT industry. The major aspect of this appreciation was the industry wide recognition by noted professionals and independent observers that under Salim Ghauri's visionary leadership, These awards were conceived and distributed by NCR Pakistan and adjudicated by Ford Rhodes Sidat Hyder, Pakistan's leading consultancy organization.

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

IRFAN MUSTAFA has been a Director of NetSol since the inception of the Company in April 1997. Mr. Mustafa has an M.B.A. from IMD (formerly Imede), Lausanne, Switzerland (1975); an M.B.A. from the Institute of Business Administration, Karachi, Pakistan (1974); and a B.S.C. in Economics, from Punjab University, Lahore, Pakistan (1971). Mr. Mustafa began his 14-year career with Unilever, Plc where he was one of the youngest senior management and board members. Later, he was employed with Pepsi International from 1990 to 1997 as a CEO in Pakistan, Bangladesh, Sri Lanka and Egypt. He spent two years in the US with Pepsi in their Executive Development Program from 1996-97. Mr. Mustafa was relocated to Dubai as head of TRICON (now YUM Restaurant Services Group, Inc.) Middle East and North African regions. Pepsi International spun off TRICON in 1997. Mr. Mustafa has been a strategic advisor to NetSol from the beginning and has played a key role in every acquisition by the company. His active participation with NetSol management has helped the Company to establish a stronger presence in Pakistan. Mr. Mustafa is a member of the Audit and Compensation Committees.

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

                                                 SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------
                                                                  Annual                 Long Term Compensation
                                                             Compensation(1)
----------------------------------------------------------------------------------------------------------------------------
                                                                                   Long Term               Securities
    Name and Principal Position             Fiscal Year      Salary     Bonus   Compensation Awards (2)  Underlying Options/
                                             Ended                              Restricted Stock             SARs (4)
                                                                                   Awards(3)
----------------------------------------------------------------------------------------------------------------------------
Najeeb U. Ghauri, Chief Financial Officer,  2004            $200,000     -0-          -0-                     50,000(5)
Secretary, Chairman, Director                                                                                 50,000(6)
                                                                                                              25,000(7)
                                                                                                              20,000(8)
                                                                                                              30,000(9)
                                            2003            $120,000     -0-          -0-                        -0-

                                            2002            $100,000     -0-          -0-                     85,000(10)
                                                                                                              100,000(11)
                                                                                                              20,000(12
----------------------------------------------------------------------------------------------------------------------------
Naeem Ghauri, CEO, Director                 2004            $207,900(13) -0-          -0-                     50,000(5)
                                                                                                              50,000(6)
                                                                                                              25,000(7)
                                                                                                              20,000(8)
                                                                                                              30,000(9)
                                            2003            $125,000     -0-          -0-                     -0-

                                            2002            $100,000     -0-          -0-                     70,000(14)
                                                                                                              100,000(11)
                                                                                                              20,000(12)
----------------------------------------------------------------------------------------------------------------------------
Salim Ghauri, President, Director           2004            $110,000     -0-          -0-                     50,000(5)
                                                                                                              50,000(6)
                                                                                                              25,000(7)
                                                                                                              20,000(8)
                                                                                                              30,000(9)

                                            2003            $100,000     -0-          -0-                      -0-

                                            2002            $100,000     -0-          -0-                     70,000(14)
                                                                                                              100,000(11)
                                                                                                              20,000(12)
----------------------------------------------------------------------------------------------------------------------------
Patti L. W. McGlasson, Secretary,           2004            $82,000      -0-          5,000(15)               5,000(16)
Corporate Counsel                                                                                             5,000(17)
                                                                                                              20,000(8)
                                                                                                              30,000(9)
----------------------------------------------------------------------------------------------------------------------------

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

                      OPTIONS GRANTS IN LAST FISCAL YEAR(1)

                                INDIVIDUAL GRANTS

---------------------------------------------------------------------------------------------------------------------------
Name                        Number of Securities    Percentage of Total       Exercise or Base         Expiration Date
                             Underlying Options      Options Granted to         Price ($/Sh)
                                                    Employees in Fiscal
                                                            Year
---------------------------------------------------------------------------------------------------------------------------
Naeem Ghauri                   (i) 100,000(2)              18.66%                  $2.21              December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                              (ii) 100,000(2)                                      $3.75              December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                              (iii) 50,000(2)                                      $5.00              December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                                (iv) 20,000                                        $2.65               March 25, 2009
---------------------------------------------------------------------------------------------------------------------------
                                 (v) 30,000                                        $5.00               March 25, 2009
---------------------------------------------------------------------------------------------------------------------------
Najeeb Ghauri                  (i) 100,000(2)              18.66%                  $2.21              December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                              (ii) 100,000(2)                                      $3.75              December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                              (iii) 50,000(2)                                      $5.00              December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                                (iv) 20,000                                        $2.65               March 25, 2009
---------------------------------------------------------------------------------------------------------------------------
                                 (v) 30,000                                        $5.00               March 25, 2009
---------------------------------------------------------------------------------------------------------------------------
Salim Ghauri                   (i) 100,000(2)              18.66%                  $2.21              December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                              (ii) 100,000(2)                                      $3.75              December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                              (iii) 50,000(2)                                      $5.00              December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                                (iv) 20,000                                        $2.65               March 25, 2009
---------------------------------------------------------------------------------------------------------------------------
                                 (v) 30,000                                        $5.00               March 25, 2009
---------------------------------------------------------------------------------------------------------------------------
Patti L. W. McGlasson          (i) 10,000(2)               4.35%                  $2.30(3)            December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                               (ii) 10,000(2)                                      $3.00              December 31, 2008
---------------------------------------------------------------------------------------------------------------------------
                                (iii) 20,000                                       $2.65               March 25, 2009
---------------------------------------------------------------------------------------------------------------------------
                                (iv) 30,000                                        $5.00               March 25, 2009
---------------------------------------------------------------------------------------------------------------------------

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------------------------
         Name           Shares Acquired On    Value Realized (1)         Number of        Value f
                           Exercise (#)               ($)               Unexercised       Unexercised
                                                                      Options/SARs at     In-The-Money at
                                                                        FY-end (###)      FY-end ($)
                                                                      Exercisable(2)/     Exercisable/(2)
                                                                       Unexercisable      Unexercisable
-----------------------------------------------------------------------------------------------------------------
Najeeb Ghauri, CFO,      87,223                $0.00                  150,000/150,000       $2,000/0.00
Chairman, Director
-----------------------------------------------------------------------------------------------------------------
Salim Ghauri,            67,777                $0.00                  155,000/155,000       $2,000/0.00
President Director
-----------------------------------------------------------------------------------------------------------------
Naeem Ghauri, CEO,       51,557                $0.00                  150,000/155,000       $2,000/0.00
Director
-----------------------------------------------------------------------------------------------------------------
Patti L. W. McGlasson    2,500                 $0.00                  60,000/10,000         $525/1,050
-----------------------------------------------------------------------------------------------------------------

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

                                                                  Percentage
Name and                              Number of                 Beneficially
Address                             Shares(1)(2)                     owned(3)
                                    ------------                -------------

Najeeb Ghauri (4)                         647,650                  6.78%
Naeem Ghauri (4)                          421,090                  4.41%
Irfan Mustafa (4)                         188,703                  1.98%
Salim Ghauri (4)                          549,916                  5.76%
Jim Moody (4)                              17,000                      *
Eugen Beckert (4)                          39,000                      *
Shahid Javed Burki(4)                      39,000                      *
Shabir Randeree (4)(5)                    475,000                  4.98%
Patti L. W. McGlasson(4)                   46,000                      *
All officers and directors
as a group (nine persons)               2,448,359                 25.65%
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

3.3 Amendment to the Articles of Incorporation of NetSol International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to NetSol's Annual Report on Form 10-KSB/A filed on February 2, 2001.

3.4 Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated August 20, 2003 filed as Exhibit A to NetSol's Definitive Proxy Statement filed June 27, 2003.

3.5 Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol's Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.

3.6 Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol's Registration Statement filed on Form S-8 filed on March 27, 2002.

4.1      Form of Common Stock Certificate.(*)

4.2      Form of Warrant.(*)

5.1 Opinion of Malea Farsai, counsel to NetSol, as to the legality of the securities being registered.(1)

10.1 Lease Agreement for Calabasas executive offices dated December 3, 2003 incorporated by reference as Exhibit 99.1 to NetSol's Current Report filed on Form 8-K filed on December 24, 2003.

10.2 Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company's Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.

10.2 Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol's Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997.

10.3     Company 2003 Incentive and  Nonstatutory  incorporated  by reference as
         Exhibit 99.1 to NetSol's Definitive Proxy Statement filed February 6, 2004.

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

10.7 Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol's Registration Statement on Form S-8 filed on March 27, 2002.

10.8 Consulting Contract, dated September 1, 1999 by and between Irfan Mustafa and NetSol International, Inc. incorporated by reference as
         Exhibit 10.10 to NetSol's Annual Report for the Fiscal Year Ended June 30, 2000 on Form 10K-SB filed on October 15, 2000.

10.9 Sublease Agreement between RPMC, Inc. and NetSol Technologies, Inc. dated September 20, 2002 incorporated by reference as Exhibit 10.11 to NetSol's Annual Report for the Fiscal Year Ended June 30, 2002 on Form 10K-SB filed on October 15, 2002.

10.10 Lease Agreement between Century National Insurance Company and NetSol Technologies, Inc. dated December 15, 2003 incorporated by reference as
         Exhibit 99.1 to Form 8-K filed on December 24, 2003.

10.11 Lease Agreement between Butera properties V, LLC and NetSol USA, Inc. dated June 5, 2004 incorporated by reference as Exhibit 10.12 to NetSol's amendment to registration statement 333-116512 filed on Form SB-2 on July 22, 2004.

21.1     A list of all subsidiaries of the Company*

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

*  Previously Filed

(b) Reports on Form 8-K

      (i) On May 24, 2004 the Company filed an 8-K reporting the sale of unregistered securities for a total raise of $2,050,000.

      (ii) On May 14, 2004 the Company filed an 8-K reporting the contents of a press release issued by the Company regarding its second quarter, ending March 31, 2004 results of operations.

Item 14 Principal Accountant Fees and Services.

Audit Fees

Kabani & Co. audited the Company's financial statements for the fiscal years ended June 30, 2003 and June 30, 2004. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements including in the Company's Form 10-QSB or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2003 was $34,500 and for the year ended June 30, 2004 was $40,000. The Company's previous auditor, Stonefield Josephson, conducted the audit of the financial statements for the fiscal year 2002. The aggregate fees billed by Stonefield Josephson was $93,914.45.

Audit Related Fees

The aggregate fees billed by Kabani & Co. during fiscal 2003 including assurance and related audit services not covered in the preceding paragraph was $29,750. These "Audit Related Fees" were primarily for services in connection with the review of quarterly financial statements and the Company's filing of a Registration Statement on Form SB-2. The aggregate fees billed by Kabani & Company during fiscal 2004 including assurance and related audit services not covered in the preceding paragraph was $37,750. These "Audit Related Fees" were primarily for services in connection with the Company's filing of a Registration Statement on Form SB-2.

Tax Fees

The Company incurred no fees for taxes for fiscal years 2003 and 2002. Tax fees for fiscal year 2004 were $22,000 and consisted of the preparation of the Company's federal and state tax returns for the fiscal years 2001 and 2002.

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

      (ii) Requires that management obtain the specific prior approval of the Audit Committee for each engagement of the independent auditors to perform other types of permitted services; and

      (iii)Prohibits the performance by the independent auditors of certain types of services due to the likelihood that their independence would be impaired.

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

                                       NetSol Technologies, Inc.

Date: March 21, 2006                   BY: /S/ NAEEM GHAURI
                                           -------------------------------------
                                           Naeem Ghauri
                                           CEO


Date: March 21, 2006                   BY: /S/ Najeeb Ghauri
                                           -------------------------------------
                                           Najeeb Ghauri
                                           Chief Financial Officer

In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 21, 2006                   BY: /S/ NAJEEB U. GHAURI
                                           -------------------------------------
                                           Najeeb U. Ghauri
                                           Director, Chairman
                                           Chief Financial Officer


Date: March 21, 2006                   BY: /S/ SALIM GHAURI
                                           -------------------------------------
                                           Salim Ghauri
                                           President,
                                           Director


Date: March 21, 2006                   BY: /S/ NAEEM GHAURI
                                           -------------------------------------
                                           Naeem Ghauri
                                           Director
                                           Chief Executive Officer


Date: March 21, 2006                   BY: /S/ JIM MOODY
                                           -------------------------------------
                                           Jim Moody
                                           Director


Date: March 21, 2006                   BY: /S/ EUGEN BECKERT
                                           -------------------------------------
                                           Eugen Beckert
                                           Director


Date: March 21, 2006                   BY: /S/ SHAHID JAVED BURKI
                                           -------------------------------------
                                           Shahid Javed Burki
                                           Director

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Description                                                                                                    Page
Report of Independent Registered Public Accounting Firm.........................................................F-2

Auditor's Report to the Members.................................................................................F-3

Consolidated Balance Sheet as of June 30, 2004 (restated).......................................................F-6

Consolidated Statements of Operations for the Years Ended June 30, 2004 (restated) and 2003.....................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
June 30, 2004 (restated) and 2003...............................................................................F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2004 (restated) and 2003.....................F-7

Notes to Consolidated Financial Statements......................................................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of NetSol Technologies (PVT) Limited, NetSol
(PVT) Limited and NetSol Connect (PVT) Limited,, whose statements reflect combined total assets of approximately $7,173,282 as of June 30, 2004 and combined total net revenues of $4,452,435and $2,766,174 for the years ended June 30, 2004 and 2003, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for NetSol Technologies (PVT) Limited, NetSol
(PVT) Limited and NetSol Connect (PVT) Limited, for the years ended June 30, 2004 and 2003, is based solely on the report of the other auditors.

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

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
August 2, 2004, except for Notes 8, 11, and 16  which are as of August 11, 2005

REPRESENTING                                            SAEED KAMRAN PATEL & CO.
[LOGO] DFK
INTERNATIONAL                                            CHARTERED ACCOUNTANTS
WORLDWIDE

                      INDEPENDENT AUDITOR'S REPORT-REVISED

                        For the year ended June 30, 2004

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the balance sheet of NetSol Connect (Pvt) Limited, a Pakistani subsidiary of NetSol Technologies, Inc., as of June 30, 2004, and the related statements of operations, and cash flows for the years ended June 30, 2004, and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the NetSol Connect (Pvt) Limited, a Pakistani subsidiary of NetSol Technologies, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ Saeed Kamran Patel & Co.
Lahore, Pakistan                                CHARTERED ACCOUNTANTS
July 31, 2004

Lahore
321 - Upper Mall, Lahore - Pakistan
Tel: 92-42-111-77-2060 Fax: 92-42-5666255
e-mail: info@skpserv.com

Islamabad
2nd Floor, Buland Markaz, 33 - West, Blue Area
Islamabad - Pakistan, Tel: 92-051-2270116, 2279658
Fax: 92-051-2279658 e-mail: info@skpserv.com

REPRESENTING                                            SAEED KAMRAN PATEL & CO.
[LOGO] DFK
INTERNATIONAL                                            CHARTERED ACCOUNTANTS
WORLDWIDE

                      INDEPENDENT AUDITOR'S REPORT-REVISED
                        For the year ended June 30, 2004

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the balance sheet of NetSol Technologies (Pvt) Limited, a Pakistani subsidiary of NetSol Technologies, Inc., as of June 30, 2004, and the related statements of operations, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of NetSol Technologies (Pvt) Limited, a Pakistani subsidiary of NetSol Technologies, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.


Lahore, Pakistan                                /s/ Saeed Kamran Patel
July 31, 2004                                   CHARTERED ACCOUNTANTS

Lahore
321 - Upper Mall, Lahore - Pakistan
Tel: 92-42-111-77-2060 Fax: 92-42-5666255
e-mail: info@skpserv.com

Islamabad
2nd Floor, Buland Markaz, 33 - West, Blue Area
Islamabad - Pakistan, Tel: 92-051-2270116, 2279658
Fax: 92-051-2279658 e-mail: info@skpserv.com

REPRESENTING                                            SAEED KAMRAN PATEL & CO.
[LOGO] DFK
INTERNATIONAL                                            CHARTERED ACCOUNTANTS
WORLDWIDE

                      INDEPENDENT AUDITOR'S REPORT-REVISED
                        For the year ended June 30, 2004

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the balance sheet of NetSol Technologies (Pvt) Limited, a Pakistani subsidiary of NetSol Technologies, Inc., as of June 30, 2004, and the related statements of operations, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of NetSol (Pvt) Limited, a Pakistani subsidiary of NetSol Technologies, Inc. as of June 30, 2004 and the results of its consolidated operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.


Lahore, Pakistan                                /s/ Saeed Kamran Patel
July 31, 2004                                   CHARTERED ACCOUNTANTS

Lahore
321 - Upper Mall, Lahore - Pakistan
Tel: 92-42-111-77-2060 Fax: 92-42-5666255
e-mail: info@skpserv.com

Islamabad
2nd Floor, Buland Markaz, 33 - West, Blue Area
Islamabad - Pakistan, Tel: 92-051-2270116, 2279658
Fax: 92-051-2279658 e-mail: info@skpserv.com

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $    871,161
     Certificates of deposit                                                         391,403
     Accounts receivable, net of allowance for doubtful accounts of $80,000          951,994
     Revenues in excess of billings                                                  951,905
     Other current assets (restated)                                                 389,966
                                                                                ------------
        Total current assets                                                                         3,556,429
Property and equipment, net of accumulated depreciation                                              4,203,580
Intangibles:
     Product licenses, renewals, enhancedments, copyrights,
        trademarks, and tradenames, net                                            2,409,859
     Customer lists, net                                                             641,569
     Goodwill (restated)                                                           1,166,611
                                                                                ------------
        Total intangibles (restated)                                                                 4,218,039
                                                                                                  ------------
        Total assets (restated)                                                                   $ 11,978,048
                                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses (restated)                           $  2,172,822
     Current portion of notes and obligations under capitalized leases               393,085
     Due to officers                                                                  17,219
     Billings in excess of revenues                                                  103,451
     Loans payable, bank                                                             458,861
                                                                                ------------
        Total current liabilities                                                                    3,145,438
Obligations under capitalized leases, less current maturities                                           27,604
Notes payable                                                                                           89,656
Convertible debenture (restated)                                                                       985,243
                                                                                                  ------------
        Total liabilities                                                                            4,247,941
Minority interest                                                                                      410,728
Contingencies                                                                                               --

Stockholders' equity:
     Common stock, $.001 par value; 25,000,000 share authorized;
        9,482,822 issued and outstanding                                               9,483
     Additional paid-in-capital (restated)                                        38,885,878
     Treasury stock                                                                  (21,457)
     Accumulated deficit (restated)                                              (30,982,313)
     Stock subscription receivable (restated)                                       (333,650)
     Other comprehensive loss                                                       (238,562)
                                                                                ------------
        Total stockholders' equity (restated)                                                        7,319,379
                                                                                                  ------------
        Total liabilities and stockholders' equity (restated)                                     $ 11,978,048
                                                                                                  ============

       See accompanying notes to these consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Year
                                                                    Ended June,
                                                       2004             2003
                                                   -----------      -----------
                                                    (Restated)

Net revenues                                       $ 5,749,062      $ 3,745,386
Cost of revenues                                     2,699,675        1,778,993
                                                   -----------      -----------
Gross profit                                         3,049,387        1,966,393

Operating expenses:
  Selling and marketing                                253,701           76,136
  Depreciation and amortization                      1,240,792        1,183,502
  Impairment of assets                                 203,312          393,388
  Settlement costs                                     122,500          202,759
  Bad debt expense                                     219,909          415,384
  Salaries and wages                                 1,493,252          934,383
  Professional services, including non-cash
      compensation                                     464,332          272,447
  General and adminstrative                          1,759,607          956,644
                                                   -----------      -----------
      Total operating expenses                       5,757,405        4,434,643
                                                   -----------      -----------
Loss from operations                                (2,708,018)      (2,468,250)
Other income and (expenses)
  Loss on sale of assets                               (35,173)          (5,464)
  Beneficial conversion feature                       (137,230)              --
  Gain on forgiveness of debt                          320,318               --
  Interest expense                                    (229,877)        (135,243)
  Other income and (expenses)                          (60,237)          (6,624)
                                                   -----------      -----------
Loss from continuing operations                     (2,850,217)      (2,615,581)
Minority interest in subsidiary                        273,159               --
Gain from discontinuation of a subsidiary                   --          478,075
                                                   -----------      -----------
Net loss                                            (2,577,058)      (2,137,506)
Other comprehensive loss:
      Translation adjustment                          (387,859)        (380,978)
                                                   -----------      -----------
Comprehensive loss                                 $(2,964,917)     $(2,518,484)
                                                   ===========      ===========

Net loss per share - basic and diluted:
  Continued operations                             $     (0.36)     $     (0.58)
                                                   ===========      ===========
  Minority interest in subsidiary                  $      0.03      $        --
                                                   ===========      ===========
  Discontinued operations                          $        --      $      0.11
                                                   ===========      ===========
  Net loss                                         $     (0.33)     $     (0.47)
                                                   ===========      ===========

Weighted average number
  of shares outstanding - basic and diluted*         7,881,554        4,512,203
                                                   ===========      ===========

*The basic and diluted net loss per share has been retroactively restated to effect a 5:1 reverse stock split on August 18, 2003

       See accompanying notes to these consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

                                                    Common Stock*             Additional        Stock             Other
                                              --------------------------       Paid-in       Subscriptions    Comprehensive
                                                  Shares         Amount        Capital        Receivable       Income/(Loss)
                                              ------------------------------------------------------------------------------
Balance at June 30, 2002                       3,865,593           3,865      31,807,110          (43,650)         530,275
Common stock sold through
  private placements                             471,853             472         371,997
Issuance of common stock in
  exchange for services                           90,400              90          50,776
Issuance of common stock in
  exchange for accrued compensation              115,000             115         107,385
Excercise of common stock options                790,900             791         707,609
Excercise of common stock warrants                60,000              60          35,940
Issuance of common stock in
  exchange for notes payable                     111,429             111          40,889
Issuance of common stock in
  exchange for settlement                         40,000              40          49,960
Issuance of common stock in
  exchange for purchase of Altiva                212,000             212         211,788
Common stock options granted
  for services                                        --              --          26,500
Common stock receivable                               --              --                          (41,250)
Foreign currency translation adjustments              --              --                                          (380,978)
Net loss for the year                                 --              --
                                             -------------------------------------------------------------------------------
Balance at June 30, 2003                       5,757,175   $       5,756   $  33,409,954    $     (84,900)   $     149,297
                                             ===============================================================================

                                                                     Total
                                                 Accumulated     Stockholders'
                                                    Deficit         Equity
                                              -------------------------------
Balance at June 30, 2002                        (26,267,749)       6,029,851
Common stock sold through
  private placements                                                 372,469
Issuance of common stock in
  exchange for services                                               50,866
Issuance of common stock in
  exchange for accrued compensation                                  107,500
Excercise of common stock options                                    708,400
Excercise of common stock warrants                                    36,000
Issuance of common stock in
  exchange for notes payable                                          41,000
Issuance of common stock in
  exchange for settlement                                             50,000
Issuance of common stock in
  exchange for purchase of Altiva                                    212,000
Common stock options granted
  for services                                                        26,500
Common stock receivable                                              (41,250)
Foreign currency translation adjustments                            (380,978)
Net loss for the year                            (2,137,506)      (2,137,506)
                                              -------------------------------
Balance at June 30, 2003                      $ (28,405,255)   $   5,074,852
                                              ===============================

       See accompanying notes to these consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

                                                            Common Stock*           Additional                           Stock
                                                      --------------------------      Paid-in          Treasury       Subscriptions
                                                       Shares           Amount        Capital           Shares         Receivable
                                                      -----------------------------------------------------------------------------
Balance at June 30, 2003                              5,757,175            5,756      33,409,954               --          (84,900)

Issuance of common stock for cash (as restated)       1,413,187            1,414       1,616,923
Issuance of common stock for services                     3,613                4           8,996
Excercise of common stock options                     1,067,309            1,068       1,369,484                          (248,750)
Excercise of common stock warrants                      390,000              390         487,110
Issuance of common stock in
  exchange for notes payable & interest                 601,343              601       1,070,028
Issuance of common stock in
  exchange for settlement                                45,195               45         135,088
Issuance of common stock in
  exchange for purchase of Altiva                       100,000              100            (100)
Issuance of common stock in
  exchange for purchase of Pearl                         60,000               60         166,800
Issuance of common stock to directors
  in exchange for services                               45,000               45          39,195
Purchase of treasury shares                             (21,457)
Beneficial conversion feature (restated)                     --               --         351,987
Fair market value of warrants issued                         --               --         230,413
Foreign currency translation adjustments                     --               --              --
Net loss for the year (as restated)                          --               --              --
                                                      ----------------------------------------------------------------------------
Balance at June 30, 2004 (restated)                   9,482,822    $       9,483   $  38,885,878    $     (21,457)   $    (333,650)
                                                      ============================================================================

                                                             Other                          Total
                                                         Comprehensive   Accumulated     Stockholders'
                                                         Income/(Loss)      Deficit        Equity
                                                      ------------------------------------------------
Balance at June 30, 2003                                    149,297      (28,405,255)       5,074,852

Issuance of common stock for cash (as restated)                                             1,618,337
Issuance of common stock for services                                                           9,000
Excercise of common stock options                                                           1,121,802
Excercise of common stock warrants                                                            487,500
Issuance of common stock in
  exchange for notes payable & interest                                                     1,070,629
Issuance of common stock in
  exchange for settlement                                                                     135,133
Issuance of common stock in
  exchange for purchase of Altiva                                                                  --
Issuance of common stock in
  exchange for purchase of Pearl                                                              166,860
Issuance of common stock to directors
  in exchange for services                                                                     39,240
Purchase of treasury shares                                                                   (21,457)
Beneficial conversion feature (restated)                                                      351,987
Fair market value of warrants issued                                                          230,413
Foreign currency translation adjustments                   (387,859)                         (387,859)
Net loss for the year (as restated)                                       (2,577,058)      (2,577,058)
                                                      ------------------------------------------------
Balance at June 30, 2004 (restated)                   $    (238,562)   $ (30,982,313)   $   7,319,379
                                                      ================================================

       See accompanying notes to these consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year
                                                                      Ended June 30,
                                                                   2004            2003
                                                               -----------      -----------
Cash flows from operating activities:                           (Restated)
   Net loss from continuing operations                         $(2,577,058)     $(2,137,506)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                                 1,640,044        1,183,502
   Provision for uncollectible accounts                                 --           80,000
   Impairment of assets                                            203,312          393,388
   Gain on discontinued operations                                      --         (478,075)
   Gain on forgiveness of debt                                    (320,318)              --
   Loss on sale of assets                                           35,173            5,464
   Minority interest in subsidiary                                (273,159)              --
   Stock issued for settlement costs                               135,133           50,000
   Stock issued for services                                         9,000           39,200
   Stock issued to directors for services                           39,240               --
   Fair market value of warrants and stock options granted         230,413           26,500
   Beneficial conversion feature                                   137,230               --
   Changes in operating assets and liabilities:
   (Increase) decrease in assets:
     Accounts receivable                                          (324,094)         464,634
     Other current assets                                         (409,708)        (585,145)
     Other assets                                                       --         (347,743)
   Decrease in liabilities:
     Accounts payable and accrued expenses                         (65,386)        (874,734)
                                                               ----------------------------
   Net cash used in operating activities                        (1,540,178)      (2,180,515)
Cash flows from investing activities:
   Purchases of property and equipment                          (2,861,754)        (127,822)
   Sales of property and equipment                                  75,490           92,271
   Purchases of certificates of deposit                         (3,241,403)              --
   Proceeds from sale of certificates of deposit                 2,850,000          714,334
   Increase in intangible assets - development costs              (439,297)              --
   Proceeeds from sale of minority interest of subsidiary          210,000               --
                                                               ----------------------------
   Net cash (used in) provided by investing activities          (3,406,964)         678,783
Cash flows from financing activities:
   Proceeds from sale of common stock                            1,618,337          365,219
   Proceeds from the exercise of stock options                   1,445,392          845,566
   Purchase of treasury shares                                     (21,457)              --
   Proceeds from loans                                           1,685,781          351,868
   Proceeds from convertible debenture                           1,200,000               --
   Payments on capital lease obligations & loans                  (384,210)        (132,972)
                                                               ----------------------------
   Net cash provided by financing activities                     5,543,843        1,429,681
Effect of exchange rate changes in cash                             59,970          199,627
                                                               ----------------------------
Net increase in cash and cash equivalents                          656,671          127,576
Cash and cash equivalents, beginning of year                       214,490           86,914
                                                               ----------------------------
Cash and cash equivalents, end of year                         $   871,161      $   214,490
                                                               ============================

       See accompanying notes to these consolidated financial statements.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued

                                                                             For the Year
                                                                            Ended June 30,
                                                                          2004         2003
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
      Interest                                                         $ 229,877     $135,243
                                                                       =========     ========
      Taxes                                                            $  76,638     $ 10,344
                                                                       =========     ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock issued for services and compensation                   $   9,000     $ 39,200
                                                                       =========     ========
   Common stock issued for conversion of note payable and interest     $ 861,429     $ 25,000
                                                                       =========     ========
   Common stock issued for legal settlement                            $ 135,133     $ 50,000
                                                                       =========     ========
   Common stock issued for acquisition of product license              $ 166,860     $     --
                                                                       =========     ========
   Common stock issued for settlement of debt                          $ 209,200     $     --
                                                                       =========     ========
   Common stock issued to directors for services                       $  39,240     $     --
                                                                       =========     ========
   Stock options granted in exchange for services received             $      --     $ 26,500
                                                                       =========     ========
   Common stock issued for acquisition of subsidiary                   $      --     $212,000
                                                                       =========     ========

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

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Raabta Online

      During the quarter ended March 31, 2004, the Company's subsidiary, NetSolCONNECT, purchased Raabta Online, a Pakistani company, for a cash price of 10,000,000 rupees or $173,500 representing 100% of the value of Raabta. This acquisition is expected to provide the Company with an established customer base and strong technical expertise. The purchase price has been allocated to property and equipment of the acquired entity. The financial statements of Raabta are insignificant to the consolidated financials, and therefore, have not been presented.

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

Revenues in excess of billings:

      "Revenues in excess of billings" represent revenues recognized under the percentage-of-completion method prior to billing the customer. "Billings in excess of revenues" represent amounts billed to the customer pursuant to the contract terms that occur prior to the Company's recognition of revenues.

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

Going Concern:

      The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2004, the Company had an accumulated deficit of $30,982,313 and a working capital deficit of approximately $410,991. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern.

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

Other Comprehensive Income & Foreign Currency Translation:

      SFAS 130 requires unrealized gains and losses on the Company's available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The accounts of NetSol UK, Limited use British Pounds, NetSol Technologies
      (Pvt) Ltd., NetSol (Pvt), Ltd., and NetSol Connect Pvt, Ltd. use Pakistan Rupees, NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and NetSol Altvia, Inc., uses U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. During the year ended June 30, 2004 and 2003, comprehensive income included net translation loss of $387,859 and $380,978, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders' equity section amounted to $238,562 of June 30, 2004.

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

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            A summary at June 30, 2004 is as follows:

                                                    Federal            State               Total
                                                 ------------       ------------       ------------
        Net operating loss carry forward         $ 18,714,558       $ 11,789,558
        Effective tax rate                                 32%                 8%
                                                 ------------       ------------
        Deferred tax asset                          5,988,659            943,165          6,931,823
        Valuation allowance                        (4,428,659)          (553,165)        (4,981,824)
                                                 ------------       ------------       ------------
        Net deferred tax asset                      1,560,000            390,000          1,949,999
        Deferred tax liability arising from
           non-taxable business combinations        1,560,000            390,000          1,950,000
                                                 ------------       ------------       ------------
        Net deferred tax liability               $         (0)      $         (0)      $         (1)
                                                 ============       ============       ============

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                             June 30,   June 30,
                                                               2004      2003
                                                               ----      ----

            Tax expense (credit) at statutory rate-federal     (32)%     (32)%
            State tax expense net of federal tax                (8)       (8)
            Permanent differences                                1         1
            Valuation allowance                                 39        39
                                                               ----      ----
            Tax expense at actual rate                          --        --
                                                               ====      ====

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

      On June 30, 2004 and 2003, the Company evaluated the valuation of goodwill based upon the performance and market value of NetSol USA and NetSol UK, respectively. The Company determined the goodwill is impaired and recorded the impairment of $203,312 and 393,388 at June 30, 2004 and 2003, respectively, in the accompanying consolidated financial statements.

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

NOTE 3 - MAJOR CUSTOMERS

      The Company is a strategic business partner for DaimlerChrysler (which consists of a group of many companies), which accounts for approximately 20% of revenue for the fiscal years ended June 30, 2004 and 2003. No other individual client represents more than 10% of the revenue for the fiscal years ended June 30, 2004 and 2003.

NOTE 4 - OTHER CURRENT ASSETS

      Other current assets consist of the following as of June 30, 2004:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Prepaid Expenses                       $228,479
            Advance Income Tax                       79,302
            Employee Advances                        21,759
            Security Deposits                        15,267
            Other Receivables                        35,025
            Other Assets                             10,134
                                                   --------
                Total                              $389,966
                                                   ========

NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment, net, consist of the following at June 30, 2004:

      Office furniture and equipment                       $   491,397
      Computer equipment                                     2,131,891
      Web-site development                                     167,305
      Assets under capital leases                              535,142
      Building                                               1,096,639
      Construction in process                                1,835,436
      Land                                                     178,578
      Autos                                                     61,712
      Improvements                                             197,391
                                                           -----------
           Subtotal                                          6,695,491
      Accumulated depreciation and amortization             (2,491,911)
                                                           -----------
                                                           $ 4,203,580
                                                           ===========

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

NOTE 6 - INTANGIBLE ASSETS

      Intangible assets consist of the following at June 30, 2004:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Product Licenses     Customer Lists         Goodwill            Total
                                     --------------      --------------      --------------     --------------
Intangible asset - June 30, 2003     $    4,894,838      $    1,977,877      $    1,369,923     $    8,242,638
Additions                                   650,676                  --                  --            650,676
Effect of translation adjustment             (4,298)             (4,298)
Accumulated amortization                 (3,131,357)         (1,336,308)                 --         (4,467,665)
Impairment of goodwill                     (203,312)           (203,312)
                                     --------------      --------------      --------------     --------------
    Net balance - June 30, 2004      $    2,409,859      $      641,569      $    1,166,611     $    4,218,039
                                     ==============      ==============      ==============     ==============

Amortization expense:
Year ended June 30, 2004             $      803,629      $      315,665      $           --     $    1,119,294
Year ended June 30, 2003             $      726,630      $      316,015      $           --     $    1,042,645

Impairment of goodwill:
Year ended June 30, 2004             $      203,312      $      203,312
Year ended June 30, 2003             $      393,388      $      393,388

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

NOTE 7 - CERTIFICATE OF DEPOSIT HELD AS COLLATERAL

      In April 2004, the Company renewed its Directors and Officers Insurance and as part of the financing agreement was required to purchase a Certificate of Deposit ("CD") for $121,163 as collateral for the financing. The CD is held until the loan for the insurance has been paid. This amount is included in the Certificates of Deposit on the accompanying balance sheet.

NOTE 8 - DEBTS

NOTES PAYABLE

      Notes payable consist of the following at June 30, 2004:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                      Balance at       Current         Long-Term
            Name                        6/30/04       Maturities      Maturities
--------------------------------------------------------------------------------
A. Cowler Settlement                  $ 146,516       $  65,160       $  81,356
H. Smith Settlement                     199,321         199,321              --
Barclay's Settlement                     16,598          16,598              --
A. Zaman Settlement                      26,300          18,000           8,300
D&O Insurance                            58,942          58,942              --
Subsidiary  capital leases               35,064          35,064              --
                                    -------------------------------------------
                                      $ 482,741       $ 393,085       $  89,656
                                    ===========================================

      On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler ("Cowler") and Surrey Design Partnership Ltd. The Company agreed to pay Cowler (pound)218,000 pound sterling or approximately $320,460 USD including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The agreement calls for monthly payments of (pound)3,000 until March 2004 and then (pound)4,000 per month until paid. The balance as of June 30, 2003, was $185,424. During the year ended June 30, 2004, the Company paid (pound)60,445 or $86,857 and accrued $23,788 in interest. In addition, the Company adjusted the amount due in USD to reflect the change in exchange rates from when the settlement was reached in 2002. As a result $24,161 was recorded to translation loss. As of June 30, 2004, the balance was $146,516. Of this amount, $65,160 has been classified as a current liability and $81,356 as long-term liability in the accompanying financial statements.

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

      In December 2001, as part of the winding up of Network Solutions Ltd. the parent agreed to assume the note payable of one of the major creditors, Barclay's Bank PLC of (pound)130,000 or $188,500 USD. In November 2002, the parties agreed upon a settlement agreement whereby the Company would pay (pound)1,000 per month for twelve months and (pound)2,000 per month thereafter until paid. During the fiscal year ended June 30, 2003, the Company paid approximately (pound)2,000 or $3,336. The balance owing at June 30, 2003 was $185,164. During the year ended June 30, 2004, the Company paid (pound)66,000 or $69,421. During the quarter ended March 31, 2004, the Company entered into a settlement agreement with Barclay's whereby Barclay's agreed to accept (pound)69,000 or $79,098 as payment in full. As a result the Company recorded a gain on the reduction of debt in the amount of $99,146. As of June 30, 2004, (pound)60,000 or $62,500 has been paid on the settlement amount with the balance of (pound)9,000 or $16,598 due by July 2, 2004. The entire balance has been classified as current and is included in "Current maturities of notes and obligations under capitalized leases" in the accompanying consolidated financial statements.

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

      On August 20, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, the Company borrowed $500,000 from the investor. The note has an interest rate of 8% per annum. The note was due on a date that is one hundred (120) days from the issuance date. In the event of default by the Company only, the principal of the note is convertible into shares of common stock at $1.75 per share. As the conversion price per share was less than the20-day average market value of the stock, the Company recorded an expense of $96,207 for the beneficial conversion feature of the note. The convertible debenture was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. On the due date of the note, the note holder agreed to extend the term and compromise the debt with stock rather than a cash payment. On December 16, 2003, the note holder converted the note into 285,715 shares of the Company's common stock.

      A former officer of NetSol USA loaned funds to the subsidiary totaling $104,088. The loan was due-on-demand, carried no interest and was unsecured. This amount was written-off from the Company's books and a gain was recognized.

      On December 24, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor. Under the terms of the loan, the Company borrowed $250,000 from the investor. The note has an interest rate of 6% per annum. The note is due six months from the issuance date. On January 1, 2004, the agreement was modified to include a conversion feature to the note. In the event of default by the Company only, the principal of the note is convertible into shares of common stock at $1.85 per share, and 100,000 warrants at the exercise price of $3.00 which expire one year from the conversion date, and 100,000 warrants at an exercise price of $5.00 per share which expire six months from the conversion date. The convertible debenture was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. As the conversion price per share is more the than 20-day average market price, no beneficial conversion feature expense will be recorded. While the note was not automatically convertible except in the case of a default, the company elected, prior to default and, with the agreement of the note holder, to compromise the debt with stock rather than a cash payment. In addition, the detachable warrants were cancelled at this time. During the quarter ended March 31, 2004, the loan was converted into 135,135 shares of the Company's common stock.

      On December 17, 2003, the Company entered into a loan agreement with an accredited non-U.S. investor, Sovereign Holdings. Under the terms of the loan, the Company borrowed $100,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is six months from the issuance date. In the event of default by the Company only, the note is convertible into shares of common stock at $1.95 per share, and 51,282 warrants at the exercise price of $3.25 per share which expire one year from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. While the note was not automatically convertible except in the case of a default, the company elected, prior to default and, with the agreement of the note holder, to compromise the debt with stock rather than a cash payment. In addition, the detachable warrants were cancelled at this time. On March 24, 2004, the loan was converted into 51,282 shares of the Company's common stock. In June 2004, an addition 5,861 shares of the Company's common stock were issued for interest valued at $11,429.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In addition, the various subsidiaries had current capital leases of $35,064 as of June 30, 2004.

      The  current   maturity  of  notes   payable,   including   capital  lease
      obligations, is as follows:

             Year ending June 30, 2005              $393,085    (current)
             Year ending June 30, 2006                73,460   (long-term)
             Year ending June 30, 2007                16,196   (long-term)
                                                    --------
                 Total                              $482,741
                                                    ========

LOANS PAYABLE - BANK

      The Company's Pakistan subsidiary, NetSol Technologies (Private) Ltd., has three loans with a bank, secured by the Company's assets. These notes consist of the following as of June 30, 2004:

                TYPE OF        MATURITY        INTEREST     BALANCE
                  LOAN           DATE            RATE         USD
         -----------------------------------------------------------

         Export Refinance   Every 6 months          4%    $ 334,190
         Term Loan          April 20, 2005         10%       38,989
         Line of Credit     On Demand               8%       85,682

                                                          ----------
         Total                                            $ 458,861
                                                          ==========

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. As of June 30, 2004, the officers had loaned a total of $191,102, including $57,776 of accrued interest and had accrued wages of $102,087. During the current fiscal year, the officers exercised options against the amounts owing to them in the amount of $275,973. The balance owing as of June 30, 2004 was $17,219.

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

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In May 2004, the Company sold 386,363 shares of the Company's common stock in a private placement transaction. Maxim Group, LLC in New York acted as the placement agent for the transaction. The total funds raised were $850,000 with approximately $103,300 in placement fees, commissions, and other expenses paid from the escrow of the sale. In addition, the Company issued 243,182 warrants in connection with the sale. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $230,413 or $1.41 per share and recorded it against the proceeds of the financing in the accompanying consolidated financial statements. Net proceeds of the financing was $516,287. The investors included 9 individual accredited investors with no prior ownership of the Company's common stock. An SB-2 was filed on June 15, 2004 to register these shares.

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

Issuance of shares for Conversion of Debt and Settlement of Litigation

      During the year ended June 30, 2004, a total of 123,350 shares of the Company's common stock, valued at $209,200, were issued to three investors as reimbursement for debts of the Company paid by the investors. In addition, three convertible notes payable of $850,000 plus $11,429 of interest was converted into 477,993 shares of the Company's common stock (see Note 8).

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

      Common stock purchase options and warrants consisted of the following as of June 30, 2004:

                                                                          Exercise                         Exercise
                                                           Options         Price           Warrants          Price
                                                           -------         -----           --------          -----
      Outstanding and exercisable, June 30, 2003          1,132,898    $0.75 to $5.00       840,000     $0.50 to $5.00
      Granted                                             2,337,578    $1.00 to $5.00       243,182     $2.20 to $3.30
      Exercised                                          (1,067,309)   $0.75 to $2.50      (390,000)    $0.50 to $1.75
      Expired                                              (640,890)   $7.20 to $24.75           --
                                                          ---------                         -------
      Outstanding and exercisable, June 30, 2004          1,762,277                         693,182

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

      Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for years ended June 30, 2004 and 2003 as follows:

                                                                2004            2003
                                                            -----------      -----------
         Net loss - as reported                             $(2,577,058)     $(2,137,506)
         Stock-based employee compensation expense,
              included in reported net loss, net of tax              --               --

         Total stock-based employee compensation
              expense determined under fair-value-based
              method for all rewards, net of tax             (3,158,130)        (355,059)

                                                            -----------      -----------
         Pro forma net loss                                 $(5,735,188)     $(2,492,565)
                                                            ===========      ===========

         Earnings per share:
           Basic and diluted, as reported                         (0.33)           (0.47)
           Basic and diluted, pro forma                           (0.73)           (0.55)

      Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    2004            2003
                  Expected life (years)             10 years        5-10 years
                  Risk-free interest rate           3.25%           6.0%
                  Dividend yield                    -               -
                  Volatility                        100%            114%

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

      The number and exercise prices of options granted under the 1997 Plan for the years ended June 30, 2004 and 2003 are as follows:

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Exercise                Exercise
                                                          2004         Price        2003       Price
                                                       -----------------------  ----------------------
      Outstanding and exercisable, beginning of year      9,000      $    7.20      9,000     $   7.20
           Granted                                           --             --         --           --
           Exercised                                         --             --         --           --
           Expired                                       (9,000)     $    7.20         --           --
                                                       --------                  --------
      Outstanding and exercisable, end of year               --                     9,000     $   7.20

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

      The number and exercise prices of options granted under the 1999 Plan for the year ended June 30, 2004 and 2003 are as follows:

                                                                         Exercise                      Exercise
                                                              2004        Price          2003            Price
                                                          --------------------------  ------------   -------------
      Outstanding and exercisable, beginning of year      631,890      $     24.75      631,890     $   24.75
           Granted                                             --               --           --            --
           Exercised                                           --               --           --            --
           Expired                                       (631,890)     $     24.75           --            --
                                                         --------      -----------
      Outstanding and exercisable, end of year                 --                       631,890     $   24.75

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

      The number and exercise prices of options granted under the 2001 Plan for the years ended June 30, 2004 and 2003 are as follows:

                                                                 Exercise                    Exercise
                                                      2004         Price         2003         Price
                                                    -------------------------  --------------------------
Outstanding and exercisable, beginning of year       398,408   $0.75 to $2.50   887,908   $0.25 to $1.25
     Granted                                         555,913   $0.75 to $2.50   389,083   $0.75 to $2.50
     Exercised                                      (764,544)  $0.75 to $2.50  (878,583)  $0.25 to $1.25
     Expired                                              --          --             --         --
                                                    --------                   --------
Outstanding and exercisable, end of year             189,777   $0.75 to $2.50   398,408   $0.75 to $2.50

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

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The number and weighted average exercise prices of options granted under the 2002 Plan for the year ended June 30, 2004 and 2003 are as follows:

                                                                 Exercise                     Exercise
                                                    2004           Price          2003          Price
                                                    -------------------------   --------------------------
Outstanding and exercisable, beginning of year        93,600   $0.75 to $2.50         --         --
     Granted                                       1,331,665   $1.00 to $5.00    170,000   $0.75 to $2.50
     Exercised                                      (302,765)  $0.75 to $2.50    (76,400)  $0.25 to $1.25
     Expired                                              --          --              --         --
                                                    --------                    --------
Outstanding and exercisable, end of year           1,122,500   $0.75 to $5.00     93,600   $0.75 to $2.50

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

      The number and weighted average exercise prices of options granted under the 2003 Plan for the year ended June 30, 2004 are as follows:

                                                                            Exercise
                                                              2004           Price
                                                          -------------------------------
      Outstanding and exercisable, beginning of year               --          --
           Granted                                            450,000    $2.64 to $5.00
           Exercised                                               --          --
           Expired                                                 --          --
                                                          -----------
      Outstanding and exercisable, end of year                450,000    $2.64 to $5.00

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CONVERTIBLE DEBENTURE

      On March 24, 2004, the Company entered into an agreement with several investors for a Series A Convertible Debenture (the "Bridge Loan") whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. The beneficial conversion feature of the debenture was valued at $252,257. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. The net balance at June 30, 2004, is $985,243.

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

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 - SEGMENT AND GEOGRAPHIC AREAS

      The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2004 and 2003:

                                                          2004               2003
                                                       (Restated)
            Revenues from unaffiliated customers:
                 North America                        $    676,857      $    508,868
                 International                           5,072,205         3,236,518
                                                      ------------      ------------
                    Consolidated                      $  5,749,062      $  3,745,386
                                                      ============      ============

            Operating loss:
                 North America                        $ (3,452,920)     $ (2,644,712)
                 International                             744,902           176,462
                                                      ------------      ------------
                    Consolidated                      $ (2,708,018)     $ (2,468,250)
                                                      ============      ============

            Identifiable assets:
                 North America                        $  4,309,332      $  4,689,560
                 International                           7,668,716         4,052,691
                                                      ------------      ------------
                    Consolidated                      $ 11,978,048      $  8,742,251
                                                      ============      ============

            Depreciation and amortization:
                 North America                        $  1,080,498      $  1,047,298
                 International                             160,294           136,204
                                                      ------------      ------------
                    Consolidated                      $  1,240,792      $  1,183,502
                                                      ============      ============

            Capital expenditures:
                 North America                        $     55,986      $     23,688
                 International                           2,805,768           104,134
                                                      ------------      ------------
                    Consolidated                      $  2,861,754      $    127,822
                                                      ============      ============

NOTE 14 - MINORITY INTEREST IN SUBSIDIARY

      In August 2003, the Company entered into an agreement with United Kingdom based Akhtar Group PLC ("Akhtar"). Under the terms of the agreement, Akhtar Group acquired 49.9 percent of the Company's subsidiary; Pakistan based NetSol Connect PVT Ltd. ("NC"), an Internet service provider ("ISP"), in Pakistan through the issuance of additional NC shares. As part of this Agreement, NC changed its name to NetSol Akhtar. The new partnership with Akhtar Computers is designed to rollout connectivity and wireless services to the Pakistani national market. On signing of this Agreement, the Shareholders agreed to make the following investment in the Company against issuance of shares of NC.

                    NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Akhtar                      US$ 200,000
         The Company                 US$  50,000

      During the quarter ended September 30, 2003, the funds were received by NC and a minority interest of $200,000 was recorded for Akhtar's portion of the subsidiary. During the quarter ended December 31, 2003, Akhtar paid an additional $10,000 to the Company for this purchase. During the quarter ended June 30, 2004, an additional $473,887 was invested into the subsidiary. For the year ended June 30, 2004, the subsidiary had net losses of $689,000, of which $273,159 was recorded against the minority interest. The balance of the minority interest at June 30, 2004 was $410,728.

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

      The following is the proforma financial information of the Company assuming as if the transaction was consummated from the beginning of the fiscal year ended June 30, 2003:

                                                                  2003
      Statements of operations:

      Net loss before allocation of minority shareholders      (2,116,818)

            Minority allocation                                    (8,041)
                                                              -----------

      Net Loss                                                ($2,124,859)
                                                              ===========

      Basic and diluted loss per share                        ($     0.09)
                                                              ===========

      Balance Sheet items as of June 30, 2003:

      Total assets                                            $ 8,932,251

      Shareholders' equity                                    $ 5,264,852

NOTE 15 - SUBSEQUENT EVENTS

      On August 18, 2004, two holders of the convertible debenture gave the Company notice they were converting their notes into the Company's common stock. A total of $100,000 in notes were converted into 53,764 shares of the Company's common stock and 26,882 warrants were issued.

NOTE 16 - RESTATEMENT

      Subsequent to the issuance of the Company's financial statements for the year ended June 30, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of goodwill was over-recorded and classified as amortization expense, the expense due to issuance of warrants in connection with the PIPE financing was recorded as finance charges instead of charging it against the gross proceeds of the private placement, and the beneficial conversion feature of the convertible debenture was overstated, and loans to officers hadn't been properly reflected on the financial statements and the exercise of options against these loans had been recorded as receivables.

      The Company has restated its financial statements for these adjustments as of June 30, 2004.

      The effect of the correction of the error is as follows:

                                                      AS PREVIOUSLY           AS
                                                         REPORTED          RESTATED
                                                       ------------      ------------
                      BALANCE SHEET
                   AS OF JUNE 30, 2004
Assets:
      Other current assets                             $    397,038      $    389,966
      Total current assets                             $  3,563,501      $  3,556,429
      Goodwill                                         $    939,260      $  1,166,611
      Total intangibles                                $  3,990,688      $  4,218,039
      Total assets                                     $ 11,757,769      $ 11,978,048

Liabilities:
      Accounts payable and accrued expenses            $  2,207,823      $  2,172,822
      Due to officers                                  $         --      $     17,219
      Convertible debenture payable                    $    937,500      $    985,243
      Total liabilities                                $  4,628,708      $  4,658,669

Stockholder's Equity:
      Additional paid-in capital                       $ 39,164,034      $ 38,885,878
      Common stock subscription receivable             $   (497,559)     $   (333,650)
      Accumulated deficit                              $(31,375,230)     $(30,982,313)
      Other comprehensive loss                         $   (150,210)     $   (238,562)
      Total stockholder's equity                       $  7,129,061      $  7,319,379

              STATEMENT OF OPERATIONS:
           FOR THE YEAR ENDED JUNE 30, 2004

      Cost of revenues                                 $  2,656,377      $  2,699,675
      Gross profit                                     $  3,092,685      $  3,049,387
      Depreciation and amortization                    $  1,714,754      $  1,240,792
      Impairment of assets                             $         --      $    203,312
      Total operating expenses                         $  6,028,055      $  5,757,405

      Loss from operations                             $ (2,935,370)     $ (2,708,018)
      Warrants issued in connection with financing     $   (230,413)     $         --
      Interest expense                                 $   (172,101)     $   (229,877)
      Other income and (expense)                       $    (53,165)     $    (60,237)
      Loss from continuing operations                  $ (3,243,134)     $ (2,850,217)
      Net loss                                         $ (2,969,975)     $ (2,577,058)

      Net loss per share - basic and diluted:
          Continued operations                         $      (0.41)     $      (0.35)
          Net loss                                     $      (0.38)     $      (0.32)