Form 10QSB/A
period 2004-09-30
NETSOL TECHNOLOGIES INC
filed 2006-03-21
CIK 1039280

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

                                 Yes  X     No
                                     ----      ----

The issuer had 10,045,796 shares of its $.001 par value Common Stock issued and outstanding as of November 4, 2004.

Transitional Small Business Disclosure Format (check one)

                                 Yes        No  X
                                     ----      ----

                            NETSOL TECHNOLOGIES, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                 Page No.
Item 1.  Financial Statements

Consolidated Unaudited Balance Sheet as of September 30, 2004(restated)             3

Comparative Unaudited Consolidated Statements of Operations                         4
for the Three Months Ended September 30, 2004 (restated) and 2003 (restated)

Comparative Unaudited Consolidated Statements of Cash Flow                          5
for the Three Months Ended September 30, 2004 (restated) and 2003(restated)

Notes to the Unaudited Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis or Plan of Operation                  16

Item 3.  Controls and Procedures                                                    22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                          22

Item 2.  Changes in Securities                                                      22

Item 3.  Defaults Upon Senior Securities                                            22

Item 4.  Submission of Matters to a Vote of Security Holders                        23

Item 5.  Other Information                                                          23

Item 6.  Exhibits and Reports on Form 8-K                                           23

      (a)   Exhibits

      (b)   Reports on Form 8-K

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEET -- SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $    204,850
     Certificates of deposit                                                         141,403
     Accounts receivable, net of allowance for doubtful accounts of $80,000        1,166,521
     Revenues in excess of billings                                                1,562,045
     Other current assets (restated)                                                 708,773
                                                                                ------------
        Total current assets                                                                         3,783,592
Property and equipment, net of accumulated depreciation                                              4,163,787
Intangibles:
     Product licenses, renewals, enhancedments, copyrights,
        trademarks, and tradenames, net                                            2,336,768
     Customer lists, net                                                             562,653
     Goodwill (restated)                                                           1,166,611
                                                                                ------------
        Total intangibles (restated)                                                                 4,066,032
                                                                                                  ------------
        Total assets (restated)                                                                   $ 12,013,411
                                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                      $  1,856,704
     Current portion of notes and obligations under capitalized leases               349,660
     Billings in excess of revenues                                                   54,900
     Due to officers (restated)                                                       35,969
     Loans payable, bank                                                             439,609
                                                                                ------------
        Total current liabilities                                                                    2,736,842
Obligations under capitalized leases, less current maturities                                           73,895
Notes payable                                                                                           75,075
Convertible debenture (restated)                                                                       872,743
                                                                                                  ------------
        Total liabilities                                                                            3,758,555
Minority interest                                                                                      186,615
Contingencies                                                                                               --

Stockholders' equity:
     Common stock, $.001 par value; 25,000,000 share authorized;
        9,613,468 issued and outstanding                                               9,613
     Additional paid-in-capital (restated)                                        39,343,344
     Treasury stock                                                                  (27,197)
     Accumulated deficit (restated)                                              (30,842,579)
     Stock subscription receivable (restated)                                       (313,650)
     Common stock to be issued                                                       255,960
     Other comprehensive loss                                                       (357,250)
                                                                                ------------
        Total stockholders' equity (restated)                                                        8,068,241
                                                                                                  ------------
        Total liabilities and stockholders' equity (restated)                                     $ 12,013,411
                                                                                                  ============

          See accompanying notes to consolidated financial statements.

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       For the Three Months
                                                                        Ended September 30,
                                                                      2004             2003
                                                                 ------------      ------------
                                                                   (Restated)       (Restated)
Net revenues                                                     $  2,058,305      $    972,612
Cost of revenues                                                      762,268           460,377
                                                                 ------------      ------------
Gross profit                                                        1,296,037           512,235

Operating expenses:
      Selling and marketing                                           119,348            19,222
      Depreciation and amortization                                   295,537           305,135
      Bad debt expense                                                     --            52,318
      Salaries and wages                                              347,237           315,540
      Professional services, including non-cash
          compensation                                                114,334            29,801
      General and adminstrative                                       277,515           512,651
                                                                 ------------      ------------
          Total operating expenses                                  1,153,971         1,234,667
                                                                 ------------      ------------
Income (loss) from operations                                         142,066          (722,432)
Other income and (expenses)
      Loss on sale of assets                                             (620)          (36,988)
      Beneficial conversion feature                                   (37,500)               --
      Fair market value of warrants issued                            (28,024)               --
      Gain on forgiveness of debt                                      50,274                --
      Interest expense                                                (21,575)          (37,169)
      Other income and (expenses)                                      20,044               596
                                                                 ------------      ------------
          Total other expenses                                        (17,401)          (73,561)
                                                                 ------------      ------------
Net income (loss) before minority interest in sub subsidiary          124,665          (795,993)
Minority interest in subsidiary                                        15,068            35,309
                                                                 ------------      ------------
Net income (loss)                                                     139,733          (760,684)
Other comprehensive loss:
      Translation adjustment                                         (118,378)          (79,788)
                                                                 ------------      ------------
Comprehensive income (loss)                                      $     21,355      $   (840,472)
                                                                 ============      ============

Net income (loss) per share:
      Basic                                                      $       0.01      $      (0.12)
                                                                 ============      ============
      Diluted                                                    $       0.01      $      (0.12)
                                                                 ============      ============

Weighted average number of shares outstanding
      Basic                                                         9,504,789         6,577,913
                                                                 ============      ============
      Diluted                                                      12,065,735         6,577,913
                                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the Three Months
                                                                       Ended September 30,
                                                                      2004            2003
                                                                  -----------      -----------
                                                                   (Restated)       (Restated)
Cash flows from operating activities:
      Net income (loss) from continuing operations                $   139,733      $  (760,684)
      Adjustments to reconcile net income (loss) to net cash
          Used in operating activities:
      Depreciation and amortization                                   374,199          305,135
      Gain on settlement of debt                                      (50,274)              --
      Loss on sale of assets                                              620           36,988
      Minority interest in subsidiary                                 (15,068)         (35,309)
      Stock issued for services                                        25,745               --
      Fair market value of warrants and stock options granted          28,024               --
      Beneficial conversion feature                                    37,500               --
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
          Accounts receivable                                        (214,527)        (475,023)
          Other current assets                                       (824,020)          48,129
      Decrease in liabilities:
          Accounts payable and accrued expenses                      (564,159)        (205,295)
                                                                  -----------      -----------
      Net cash used in operating activities                        (1,062,227)      (1,086,059)
Cash flows from investing activities:
      Purchases of property and equipment                            (213,990)         (78,189)
      Sales of property and equipment                                  86,988          130,185
      Purchases of certificates of deposit                                 --         (920,000)
      Proceeds from sale of certificates of deposit                   250,000          400,000
      Increase in intangible assets - development costs               (77,990)              --
      Capital investments in minority interest of subsidiary          191,606               --
      Proceeeds from sale of minority interest of subsidiary               --          200,000
                                                                  -----------      -----------
      Net cash provided by (used in) investing activities             236,614         (268,004)
Cash flows from financing activities:
      Proceeds from sale of common stock                              220,000        1,112,050
      Proceeds from the exercise of stock options                          --          238,250
      Purchase of treasury shares                                     (51,704)              --
      Proceeds from loans                                                  --          500,000
      Payments on capital lease obligations & loans                   (30,967)        (358,589)
                                                                  -----------      -----------
      Net cash provided by financing activities                       137,329        1,491,711
Effect of exchange rate changes in cash                                21,973          (59,610)
                                                                  -----------      -----------
Net (decrease) increase in cash and cash equivalents                 (666,311)          78,038
Cash and cash equivalents, beginning of period                        871,161          214,490
                                                                  -----------      -----------
Cash and cash equivalents, end of period                          $   204,850      $   292,528
                                                                  ===========      ===========

          See accompanying notes to consolidated financial statements.

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                       For the Three Months
                                                                       Ended September 30,
                                                                      2004            2003
                                                                  -----------      -----------
SUPPLEMENTAL DISCLOSURES:
       Cash paid during the period for:
          Interest                                                $    21,575      $    37,169
                                                                  ===========      ===========
          Taxes                                                   $     1,514      $        --
                                                                  ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for services and compensation           $   111,920      $        --
                                                                  ===========      ===========
      Common stock issued for conversion of convertible debenture $   150,000      $        --
                                                                  ===========      ===========
      Common stock issued for settlement of debt                  $    45,965      $        --
                                                                  ===========      ===========

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

 In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

----------------------------------------------------------------------------------------------
For the three months ended September 30, 2004         Net Income        Shares      Per Share
----------------------------------------------------------------------------------------------
Basic earnings per share:                             $  139,733      9,504,789     $     0.01
      Net income available to common shareholders
Effect of dilutive securities
      Stock options                                                   1,852,277
      Warrants                                                          708,668
                                                      ----------     ----------     ----------
Diluted earnings per share                            $  139,733     12,065,734     $     0.01
                                                      ==========     ==========     ==========

Weighted average number of shares used to compute basic and diluted loss per share is the same in the financial statements for the period ended September 30, 2003, since the effect of dilutive securities is anti-dilutive.

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol USA, Inc., use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $357,250 at September 30, 2004 are classified as an item of accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet. During the three months ended September 30, 2004 and 2003, comprehensive loss in the consolidated statements of operation included translation loss of $118,378 and $79,788, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2004:

     Prepaid Expenses                                   $ 441,206
     Advance Income Tax                                    80,559
     Employee Advances                                     33,948
     Security Deposits                                     20,334
     Other Receivables                                    132,726

                                                        ---------
         Total                                          $ 708,773
                                                        =========

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

NOTE 7 - DEBTS

NOTES PAYABLE

Notes payable as of September 30, 2004 consist of the following:

    ------------------------------------------------------------------------
                                    Balance at      Current       Long-Term
            Name                      9/30/04      Maturities    Maturities
    ------------------------------------------------------------------------
    A. Cowler Settlement             $131,935       $ 65,160       $ 66,775
    H. Smith Settlement               180,321        180,321             --
    A. Zaman Settlement                26,300         18,000          8,300
    D&O Insurance                      14,827         14,827             --
    Subsidiary  capital leases         71,352         71,352             --
                                     --------       --------       --------
                                     $424,735       $349,660       $ 75,075
                                     ========       ========       ========

On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler ("Cowler") and Surrey Design Partnership Ltd. The Company agreed to pay Cowler (pound)218,000 pound sterling or approximately $320,460 USD including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The agreement calls for monthly payments of (pound)3,000 until March 2004 and then (pound)4,000 per month until paid. As of June 30, 2004, the balance was $146,516. During the three months ended September 30, 2004, the Company paid (pound)8,000 or $14,694. As of September 30, 2004, the balance was $131,822. Of this amount, $65,160 has been classified as a current liability and $66,775 as long-term liability in the accompanying consolidated financial statements.

In November 2002, the Company signed a settlement agreement with Herbert Smith for (pound)171,733 or approximately $248,871, including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. The balance owing at June 30, 2004 was $199,321. During the three months ended September 30, 2004, the Company paid $19,000. The balance owing at September 30, 2004 was $180,321. The entire balance has been classified as current and is included in "Current maturities of notes and obligations under capitalized leases" in the accompanying consolidated financial statements.

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

BANK NOTE

The Company's Pakistan subsidiary, NetSol Technologies (Private) Ltd., has three loans with a bank, secured by the Company's assets. These notes consist of the following as of September 30, 2004:

             TYPE OF           MATURITY         INTEREST         BALANCE
               LOAN              DATE             RATE             USD
      ------------------------------------------------------------------

      Export Refinance      Every 6 months        4%           $ 328,449
      Term Loan             April 20, 2005       10%              26,950
      Line of Credit           On Demand          8%              84,210

                                                               ---------
      Total                                                    $ 439,609
                                                               =========
DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. As of June 30, 2004, the officers had a balance owing to them of $17,219. During the three months ended September 30, 2004, $18,750 of accrued wages was added to the balance due to officers. The balance owing as of September 30, 2004 was $35,969.

NOTE 8 - STOCKHOLDERS' EQUITY:

REVERSE STOCK SPLIT

On August 18, 2003, the Company affected a 1 for 5 reverse stock split for all the issued and outstanding shares of common stock. All historical share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the 5:1 reverse stock split.

EQUITY TRANSACTIONS

Private Placements

In August 2004, the Company received $200,000 for the purchase of 190,476 shares of the Company's common stock. As of September 30, 2004, the stock had not been issued and is reflected as "Stock to be Issued" on the accompanying consolidated financial statements.

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

The balance at June 30, 2004 was $333,650. During the quarter ended September 30, 2004, the Company received a payment of $20,000 on the receivable. The balance at September 30, 2004 was $313,650.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the three months ended September 30, 2004:

                                                                      Exercise                        Exercise
                                                      Options          Price          Warrants         Price
                                                   --------------  ---------------  -----------  --------------
Outstanding and exercisable, June 30, 2004             1,862,277   $0.75 to $5.00      693,182   $0.50 to $5.00
    Granted                                                    -         -              40,323        $3.30
    Exercised                                                  -         -                   -          -
    Expired                                              (10,000)      $1.00                 -
                                                   -------------                   -----------
Outstanding and exercisable, Sept. 30, 2004            1,852,277                       733,505
                                                   =============                   ===========

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

Product licenses and customer lists were comprised of the following as of September 30, 2004:

                                      Product Licenses       Customer Lists            Total
                                      ----------------      ----------------      ----------------
Intangible asset - June 30, 2004      $      5,450,357      $      1,977,877      $      7,428,234
Additions                                       77,990                    --                77,990
Effect of translation adjustment               (15,517)                   --               (15,517)
Accumulated amortization                    (3,176,062)           (1,415,224)           (4,591,286)
                                      ----------------      ----------------      ----------------
    Net balance - June 30, 2004       $      2,336,768      $        562,653      $      2,899,421
                                      ================      ================      ================

Amortization expense:
Three months ended Sept. 30, 2004     $        200,907      $         78,916      $        279,823
Three months ended Sept. 30, 2003     $        196,856      $         78,916      $        275,772

The above amortization expense includes amounts in Cost of Goods Sold for capitalized software development costs.

Amortization expense of intangible assets over the next five years is as follows:

----------------------------------------------------------------------------------------------------------
                                               FISCAL YEAR ENDING
      Asset            6/30/05        6/30/06         6/30/07       6/30/08        6/30/09        TOTAL
----------------------------------------------------------------------------------------------------------
Product Licences     $  535,122     $  713,498     $   33,372     $   33,372     $    7,612     $1,322,976
Customer Lists          236,751        276,326         44,076          5,500             --        562,653

                     ----------------------------------------------------------------------     ----------
                     $  771,873     $  989,824     $   77,448     $   38,872     $    7,612     $1,885,629
                     ======================================================================     ==========

There were no impairments of the goodwill asset in the period ended September 30, 2004 and 2003.

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

NOTE 11 - GOING CONCERN:

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2004, the Company had net working capital of $1,046,750, and an accumulated deficit of $30,842,579. This factor raises substantial doubt about the Company's ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. In the current period, the Company realized a significant increase in net revenues. Management is taking steps to continue comparable revenue increases in the upcoming periods. Management is also continuing to pursue cost cutting measures at every entity level. Additionally, management's plans include the sale of additional equity securities and debt financing from related parties and outside third parties. However, of course, no assurance can be guaranteed that the Company will be successful in raising additional capital or continue the current growth trend in net revenues. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow.

NOTE 12 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the three months ended September 30:

                                              2004              2003
                                           (Restated)        (Restated)
Revenues from unaffiliated customers:
     North America                        $    170,134      $     80,348
     International                           1,888,171           892,264
                                          ------------      ------------
        Consolidated                      $  2,058,305      $    972,612
                                          ============      ============

Operating income (loss):
     North America                        $   (536,290)     $   (733,523)
     International                             678,356            11,091
                                          ------------      ------------
        Consolidated                      $    142,066      $   (722,432)
                                          ============      ============

Identifiable assets:
     North America                        $  3,606,534      $  4,897,721
     International                           8,406,877         4,534,952
                                          ------------      ------------
        Consolidated                      $ 12,013,411      $  9,432,673
                                          ============      ============

Depreciation and amortization:
     North America                        $    263,503      $    264,001
     International                              32,034            41,134
                                          ------------      ------------
        Consolidated                      $    295,537      $    305,135
                                          ============      ============

Capital expenditures:
     North America                        $         --      $     19,019
     International                             213,990            59,170
                                          ------------      ------------
        Consolidated                      $    213,990      $     78,189
                                          ============      ============

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

NOTE 14 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors to acquire Series A Convertible Debentures (the "Bridge Loan") whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $252,257. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. The net balance at September 30, 2004, is $872,743.

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

In addition, each debenture holder is entitled to receive at the time of conversion warrants equal to one-half of the total number of shares issued. The total number of warrants that may be granted is 322,582. The warrants expire in five years and have an exercise price of $3.30 per share. The fair value of the warrants will be calculated and recorded using the Black-Scholes method at the time of granting, when the debenture is converted. During the three months ended September 30, 2004, three debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 40,323 common shares were issued to the note holders. (See note 8) The warrants were valued using the fair value method at $28,024 and was recorded as an expense in the accompanying consolidated financial statements.

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

NOTE 16 - SUBSEQUENT EVENTS

In October 2004, several employees exercised stock options to purchase 205,000 shares of the Company's common stock for $200,000 in cash.

In October 2004, a private placement was made for the purchase of 200,000 shares of the Company's common stock for $200,000 cash.

NOTE 17- RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the three months ended September 30, 2004 and 2003, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of goodwill was over-recorded and classified as amortization expense. In addition, the beneficial conversion feature of the convertible debenture was overstated and loans to officers hadn't been properly reflected on the financial statements and the exercise of options against these loans had been recorded as receivables as of June 30, 2004.

The Company has restated its financial statements for these adjustments as of September 30, 2004 and 2003.

The effect of the correction of the error is as follows:

                                             AS
                                         PREVIOUSLY            AS
                                          REPORTED          RESTATED
                                        ------------      ------------
              BALANCE SHEET
                                           As of September 30, 2004
Assets:
      Other current assets              $    718,134      $    708,773
      Goodwill                          $    831,594      $  1,166,612
      Total intangibles                 $  3,731,015      $  4,066,033
      Total assets                      $ 11,687,755      $ 12,013,411

Liabilities:
      Due to officers                   $         --      $     35,969
      Convertible debenture payable     $    825,000      $    872,743
      Total liabilities                 $  3,674,844      $  3,758,555

Stockholder's Equity:
      Additional paid-in capital        $ 39,621,500      $ 39,343,344
      Stock subscription receivable     $   (458,809)     $   (313,650)
      Other comprehensive loss          $   (233,899)     $   (357,250)
      Accumulated deficit               $(31,340,872)     $(30,842,579)
      Total stockholder's equity        $  7,826,296      $  8,068,241

         STATEMENT OF OPERATIONS:
                                         For the three months ended          For the three months ended
                                             September 30, 2004                   September 30, 2003
                                        ------------------------------      ------------------------------

      Cost of revenues                  $    751,647      $    762,268
      Gross profit                      $  1,306,658      $  1,296,037
      Depreciation and amortization     $    413,824      $    295,537      $    412,801      $    305,135
      Total operating expenses          $  1,272,258      $  1,153,971      $  1,342,333      $  1,234,667

      Income (loss) from operations     $     34,400      $    142,066      $   (830,098)     $   (722,432)
      Other income and (expense)        $     22,335      $     20,044
      Net income (loss)                 $     34,358      $    139,733      $   (868,350)     $   (760,684)

      Net income (loss) per share:
          Basic                         $       0.00      $       0.01      $      (0.13)     $      (0.12)
          Diluted                       $       0.00      $       0.01      $      (0.13)     $      (0.12)

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

      o Recruit additional senior level marketing and technical professionals in Lahore, London, and Adelaide offices to be able to support potential new customers from the North American and European markets.

      o Embark on a program of recruiting the best available talent in project and program management.

      o In June 2004, the Company relocated its entire staff in Lahore to three floors of its newly built, fully dedicated and wholly owned Technology Campus. The Company is in the process of expanding the last two remaining floors to add new personnel.

      o     Increase Capex, to enhance Communications and Development
            Infrastructure.

      o Launch new business development initiatives for various products and services such as LeaseSoft in hyper growth economies such as China.

      o Create new technology partnership with Oracle and strengthen our relationship with Intel in Asia Pacific and in the USA.

      o Aggressive marketing strategy in local government and private sectors in Pakistan.

      o Ramping up the telecom sectors through its majority owned subsidiary NetSol Akhter and injecting needed capital. The telecom sector is one of the most untouched sectors in Pakistan. NetSol has seized this opportunity to aggressively market its products and services with its strong infrastructure, brand name and resources in this region.

      o Aggressive new business development activities in UK and European markets through organic growth, new alliances and mergers and acquisition.

Top Line Growth through Investment in Marketing Organically and by Mergers and Acquisition ("M&A") activities:

      o Launch LeaseSoft into new markets by assigning new, well established companies as distributors in Europe, Asia Pacific including Japan.

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

Investment Banking Relations. The relationship with Maxim Group, LLC, NetSol's investment banker located in New York, continues to grow as the bank has effectively raised new capital and has been assisting the Company in executing its M&A and growth strategy. NetSol UK, the Company's wholly owned United Kingdom subsidiary, has engaged The Altra Group, a local M&A company to assist it in identifying opportunities in the European markets.

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

Funding and Investor Relations.

      o The Company is exploring various means and most cost efficient methods to inject new capital for the explosive growth it is experiencing. Our focus is in emerging capital markets, UK and USA.

      o Continue to raise capital at attractive terms through private placements offering restricted securities, convertible debt debentures and, as needed, new public offerings, for its many initiatives and programs. Several of the Company's current institutional investors based in the UK and USA have regularly participated through new private placement transactions or by exercising their warrants or converting their notes into NetSol restricted common shares.

      o Infuse new capital from potential exercise of outstanding investor warrants and employees options for business development and enhancement of infrastructures.

      o Continuing to efficiently and prudently manage cash requirements and raise capital from the markets only as it deems absolutely necessary to execute the growth strategy.

      o NetSol has engaged a brokerage house in New York for new investor relations and company coverage. Just recently they initiated and distributed research coverage of NetSol with a "buy" rating.

Improving the Bottom Line.

      o Continue to review costs at every level and take appropriate steps to further reduce operating overheads.

      o Discontinue any programs, projects or offices that are not producing desirable and positive results

      o     Grow process automation.

      o     Profit Centric Management Incentives.

      o     More local empowerment and P&L Ownership in each Country Office.

      o Improve productivity at the development facility and business development activities.

      o Cost efficient management of every operation and continue further consolidation to improve bottom line.

      o Improve prices of all our product offerings, yet maintain the competitiveness. This will further improve gross margins across the board.

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

      o     Burgeoning Chinese markets and economic boom.

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

      o Pakistan's continuous fight against extremism and terrorism in the region, boosting confidence of foreign investors and companies.

      o Major turnarounds in the telecom sector as new opportunities are arising due to privatization, new incentives, reduction of bandwidth prices and tariffs.

Negative trends:

      o The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.

      o The potential impact of higher U.S. interest rates including, but not limited to, fear of inflation that may drive down IT budges and spending by U.S. companies.

      o Higher oil prices worldwide may slow down the global economy causing delays in new orders and reduction in budgets.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2004 as compared to the Quarter Ended September 30, 2003:

Net revenues for the quarter ended September 30, 2004 were $2,058,305 as compared to $972,612 for the quarter ended September 30, 2003. Net revenues are broken out among the subsidiaries as follows:

                                      2004           2003
                                   ----------     ----------
      Netsol USA                   $  170,134     $   80,348
      Netsol Tech                   1,113,859        546,897
      Netsol Private                  302,809         60,579
      Netsol Connect                  268,334        144,212
      Netsol UK                       172,261         67,874
      Netsol-Abraxas Australia         30,908         72,702
                                   ----------     ----------
          Total Net Revenues       $2,058,305     $  972,612
                                   ==========     ==========

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

Its U.S. subsidiary, NetSol Altvia, has created a growing niche in the "not-for-profit" business space in the Washington D.C. area. The Washington D.C. area office continues to sign new business for both its Knowledge Base Product and professional services. NetSol USA has been managing several projects with Seattle based Capital Stream since November 2003. Overall, NetSol USA has generated revenue in excess of $600,000 with margins exceeding 40%.

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

The gross profit was $1,296,037 in the quarter ending September 30, 2004 as compared with $512,235 for the same quarter of the previous year for an increase of $783,802. The gross profit percentage has increased to approximately 63% in the quarter ended September 30, 2004 from approximately 53% for the quarter ended September 30, 2003. In comparison to the prior quarter ended June 30, 2004, the cost of sales decreased approximately $248,573 and revenues increased $190,974, an overall increase of 10% in gross profit.

Operating expenses were $1,153,971 for the quarter ending September 30, 2004 as compared to $1,234,667, for the corresponding period last year. The increase is selling and marketing expenses and salaries was offset by a similar decrease in general and administrative expenses and professional fees. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $295,537 and $305,135 for the quarter ended September 30, 2004 and 2003, respectively. Combined salaries and wage costs were $347,237 and $315,540 for the comparable periods, respectively, or an increase of $31,697 from the corresponding period last year.

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

Income from operations was $142,066 compared to a loss of $722,432 for the quarters ended September 30, 2004 and 2003, respectively. This represents a decrease of $864,498 for the quarter compared with the comparable period in the prior year. This is directly due to reduction of operational expenses and improved gross margins.

Net income was $139,733 compared to net losses of $760,684 for the quarters ended September 30, 2004 and 2003, respectively. This is a reduction of 120% compared to the prior year. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $15,068 compared to $35,309. During the current quarter, the Company also recognized an expense of $37,500 for the beneficial conversion feature on convertible debentures, an expense of $28,024 for the fair market value of warrants issued and a gain of $50,274 from the settlement of a debt. Net income per share, basic and diluted, was $0.01 for the quarter ended September 30, 2004 as compared with a loss per share of $0.12 for the corresponding period last year.

The net EBITDA income was $435,270 compared to loss of $455,549 after amortization and depreciation charges of $295,537 and $305,135 respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

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

Net cash provided by investing activities amounted to $236,614 for the quarter ended September 30, 2004, as compared to using $268,004 for the comparable period last fiscal year. The difference lies primarily in the net proceeds of $250,000 in certificates of deposits in the current fiscal year compared to purchases of $520,000 in the prior year. During the current fiscal year, an additional $191,606 was infused into the Company's minority interest in the Company's subsidiary NetSol Connect. In addition, the Company had net purchases of property and equipment of $127,002 compared to net sales of $51,996 for the comparable period last fiscal year.

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

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for next 12 months, we have following capital needs:

      o Injection of new capital of up to $500,000 in a strategic joint-venture of NetSol-TiG. This partnership serves to outsource TiG's software development business to our offshore-based development facility.

      o New capital requirement for NetSol Akhter, the telecom division in an amount up to $2.0 million as required by the agreement with Akhter.

      o Working capital of $1.0 million for debts payments, new business development activities and infrastructure enhancements.

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

 In August and September 2004, three holders of $150,000 in convertible debentures converted their notes into 80,646 shares of the Company's common stock.

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

NETSOL TECHNOLOGIES, INC.

Date:    March 21, 2006                 /s/ Naeem Ghauri
                                        ----------------------------------------
                                        NAEEM GHAURI
                                        Chief Executive Officer


Date:    March 21, 2006                 /s/  Najeeb Ghauri
                                        ----------------------------------------
                                        NAJEEB GHAURI
                                        Chief Financial Officer and Chairman