Form 10QSB/A
period 2004-12-31
NETSOL TECHNOLOGIES INC
filed 2006-03-21
CIK 1039280

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

                              Yes |X|   No | |

The issuer had 12,409,155 shares of its $.001 par value Common Stock issued and outstanding as of February 7, 2005.

Transitional Small Business Disclosure Format (check one)

                              Yes |X|   No | |

--------------------------------------------------------------------------------

                           NETSOL TECHNOLOGIES, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                 Page No.
Item 1.  Financial Statements

Consolidated Unaudited Balance Sheet as of December 31, 2004 (restated)                  3

Comparative Unaudited Consolidated Statements of Operations
for the Three and Six Months Ended December 31, 2004 (restated) and 2003 (restated)      4

Comparative Unaudited Consolidated Statements of Cash Flow
for the Three and Six Months Ended December 31, 2004 (restated) and 2003 (restated)      5

Notes to the Unaudited Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis or Plan of Operation                      16

Item 3.  Controls and Procedures                                                        23


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                              24

Item 2.  Changes in Securities                                                          24

Item 3.  Defaults Upon Senior Securities                                                24

Item 4.  Submission of Matters to a Vote of Security Holders                            24

Item 5.  Other Information                                                              24

Item 6.  Exhibits and Reports on Form 8-K                                               24

         (a) Exhibits
         (b) Reports on Form 8-K

Signatures                                                                              25


--------------------------------------------------------------------------------

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2004
                                   (UNAUDITED

                                                ASSETS
Current assets:
     Cash and cash equivalents                                                       $ 488,110
     Certificates of deposit                                                           550,000
     Accounts receivable, net of allowance for doubtful accounts of $80,000          1,679,126
     Revenues in excess of billings                                                  2,324,715
     Other current assets (restated)                                                   499,829
                                                                                ---------------
        Total current assets                                                                            5,541,780
Property and equipment, net of accumulated depreciation                                                 4,276,307
Intangibles:
     Product licenses, renewals, enhancedments, copyrights,
        trademarks, and tradenames, net                                              2,352,804
     Customer lists, net                                                               483,736
     Goodwill (restated)                                                             1,166,611
                                                                                ---------------
        Total intangibles (restated)                                                                    4,003,151
                                                                                                  ----------------
        Total assets (restated)                                                                      $ 13,821,238
                                                                                                  ================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                         $ 1,638,752
     Current portion of notes and obligations under capitalized leases                 267,846
     Due to officers (restated)                                                         40,138
     Billings in excess of revenues                                                    228,430
     Loans payable, bank                                                               392,699
                                                                                ---------------
        Total current liabilities                                                                       2,567,863
Obligations under capitalized leases, less current maturities                                              56,910
Convertible debenture (restated)                                                                          130,292
                                                                                                  ----------------
        Total liabilities                                                                               2,755,065
Minority interest                                                                                          99,752
Contingencies                                                                                                  --

Stockholders' equity:
     Common stock, $.001 par value; 25,000,000 share authorized;
        12,254,076 issued and outstanding                                               12,254
     Additional paid-in-capital (restated)                                          43,072,118
     Treasury stock                                                                    (27,197)
     Accumulated deficit (restated)                                                (30,663,934)
     Stock subscription receivable (restated)                                       (1,234,650)
     Common stock to be issued                                                         254,800
     Other comprehensive loss                                                         (446,970)
                                                                                ---------------
        Total stockholders' equity (restated)                                                          10,966,421
                                                                                                  ----------------
        Total liabilities and stockholders' equity (restated)                                        $ 13,821,238
                                                                                                  ================


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      For the Three Months              For the Six Months
                                                                       Ended December 31,               Ended December 31,
                                                                      2004           2003             2004             2003
                                                                 --------------- --------------  ---------------  ----------------
                                                                   (Restated)      (Restated)      (Restated)        (Restated)
Net revenues                                                        $ 2,723,227    $ 1,208,345      $ 4,781,532       $ 2,180,957
Cost of revenues                                                        839,387        490,336        1,601,655           950,713
                                                                 --------------- --------------  ---------------  ----------------
Gross profit                                                          1,883,840        718,009        3,179,877         1,230,244

Operating expenses:
      Selling and marketing                                             135,352         27,465          254,700            46,687
      Depreciation and amortization                                     316,982        303,562          623,140           608,697
      Settlement costs                                                   43,200        100,000           43,200           100,000
      Bad debt expense                                                        -         41,188                -            93,506
      Salaries and wages                                                447,984        278,909          795,221           594,449
      Professional services, including non-cash
          compensation                                                  140,971         84,288          255,305           239,702
      General and adminstrative                                         282,338        361,446          549,232           748,484
                                                                 --------------- --------------  ---------------  ----------------
          Total operating expenses                                    1,366,827      1,196,858        2,520,798         2,431,525
                                                                 ------------------------------  ---------------  ----------------
Income (loss) from operations                                           517,013       (478,849)         659,079        (1,201,281)
Other income and (expenses)
      Gain (Loss) on sale of assets                                           -          3,069             (620)          (33,919)
      Beneficial conversion feature                                    (164,465)       (96,027)        (201,965)          (96,027)
      Fair market value of warrants issued                             (221,614)             -         (249,638)                -
      Gain on forgiveness of debt                                       139,367        104,088          189,641           104,088
      Interest expense                                                 (108,425)             -         (130,000)                -
      Other income and (expenses)                                        17,580        (48,819)          37,624           (85,392)
                                                                 --------------- --------------  ---------------  ----------------
          Total other expenses                                         (337,557)       (37,689)        (354,958)         (111,250)
                                                                 --------------- --------------  ---------------  ----------------
Net income (loss) before minority interest in sub subsidiary            179,456       (516,538)         304,121        (1,312,531)
Minority interest in subsidiary                                            (809)        58,029           14,259            93,338
                                                                 --------------- --------------  ---------------  ----------------
Net income (loss)                                                       178,647       (458,509)         318,380        (1,219,193)
Other comprehensive (loss) gain:
      Translation adjustment                                            (89,720)       (27,419)        (173,409)         (107,207)
                                                                 --------------- --------------  ---------------  ----------------
Comprehensive income (loss)                                         $    88,927    $  (485,928)     $   144,971       $(1,326,400)
                                                                 =============== ==============  ===============  ================

Net income (loss) per share:
      Basic                                                         $      0.02    $     (0.06)     $      0.03       $     (0.17)
                                                                 =============== ==============  ===============  ================
      Diluted                                                       $      0.01    $     (0.06)     $      0.02       $     (0.17)
                                                                 =============== ==============  ===============  ================

Weighted average number of shares outstanding
      Basic                                                          10,643,113      7,331,928       10,073,951         7,089,123
                                                                 =============== ==============  ===============  ================
      Diluted                                                        13,455,875      7,331,928       12,760,805         7,089,123
                                                                 =============== ==============  ===============  ================

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                             For the Six Months
                                                                             Ended December 31,
                                                                           2004              2003
                                                                     ----------------  ----------------
                                                                         (Restated)        (Restated)
 Cash flows from operating activities:
       Net income (loss) from continuing operations                     $    318,379      $ (1,219,193)
       Adjustments to reconcile net income (loss) to net cash
           Used in operating activities:
       Depreciation and amortization                                         762,688           608,697
       Gain on settlement of debt                                           (189,641)         (104,088)
       Loss on sale of assets                                                    620            33,919
       Minority interest in subsidiary                                       (14,259)          (93,338)
       Stock issued for services                                              52,835                 -
       Stock issued for settlement costs                                                       100,000
       Fair market value of warrants and stock options granted               249,638                 -
       Beneficial conversion feature                                         201,965            96,027
       Changes in operating assets and liabilities:
       Increase in assets:
           Accounts receivable                                              (727,132)          (14,785)
           Other current assets                                           (1,391,738)         (977,161)
       Decrease in liabilities:
           Accounts payable and accrued expenses                            (728,055)         (350,316)
                                                                     ----------------------------------
       Net cash used in operating activities                              (1,464,697)       (1,920,238)
 Cash flows from investing activities:
       Purchases of property and equipment                                  (467,586)         (129,082)
       Sales of property and equipment                                        86,988           143,462
       Purchases of certificates of deposit                                 (550,000)       (1,220,221)
       Proceeds from sale of certificates of deposit                         391,403         1,000,000
       Increase in intangible assets - development costs                    (299,479)          (66,855)
       Capital investments in minority interest of subsidiary                287,797            10,000
       Proceeeds from sale of minority interest of subsidiary                      -           200,000
                                                                     ----------------------------------
       Net cash used in investing activities                                (550,877)          (62,696)
 Cash flows from financing activities:
       Proceeds from sale of common stock                                  1,512,000         1,102,049
       Proceeds from the exercise of stock options                           343,900           814,350
       Purchase of treasury shares                                           (51,704)                -
       Proceeds from loans                                                     5,994           800,000
       Payments on capital lease obligations & loans                        (236,597)         (376,489)
                                                                     ----------------------------------
       Net cash provided by financing activities                           1,573,593         2,339,910
 Effect of exchange rate changes in cash                                      58,930           (14,260)
                                                                     ----------------  ----------------
 Net (decrease) increase in cash and cash equivalents                       (383,051)          342,716
 Cash and cash equivalents, beginning of period                              871,161           214,490
                                                                     ----------------------------------
 Cash and cash equivalents, end of period                               $    488,110      $    557,206
                                                                     ==================================

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                                       For the Six Months
                                                                                       Ended December 31,
                                                                                     2004             2003
                                                                                 --------------   -------------
 SUPPLEMENTAL DISCLOSURES:
       Cash paid during the period for:
          Interest                                                                $     50,749     $    47,911
                                                                                 ==============   =============
          Taxes                                                                   $     14,083     $        --
                                                                                 ==============   =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for accrued expenses and accounts payable               $     42,808     $        --
                                                                                 ==============   =============
      Common stock issued for conversion of convertible debenture                 $  1,050,000     $        --
                                                                                 ==============   =============
      Common stock issued for settlement of debt                                  $     45,965     $        --
                                                                                 ==============   =============
      Common stock issued for legal settlement                                    $         --     $   100,000
                                                                                 ==============   =============
      Common stock issued for conversion of note payable                          $         --     $   500,000
                                                                                 ==============   =============
      Common stock issued for acquisition of product license                      $         --     $   166,860
                                                                                 ==============   =============

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

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

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

----------------------------------------------------------------------------------------------------
 For the three months ended December 31, 2004            Net Income        Shares       Per Share
----------------------------------------------------------------------------------------------------
 Basic earnings per share:                                  $ 178,647     10,643,113         $ 0.01
       Net income available to common shareholders
 Effect of dilutive securities
       Stock options                                                       1,995,981
       Warrants                                                              816,781
                                                       --------------- -------------- --------------
 Diluted earnings per share                                 $ 178,647     13,455,875         $ 0.01
                                                       =============== ============== ==============


----------------------------------------------------------------------------------------------------
 For the six months ended December 31, 2004              Net Income        Shares       Per Share
----------------------------------------------------------------------------------------------------
 Basic earnings per share:                                  $ 318,380     10,073,951         $ 0.03
       Net income available to common shareholders
 Effect of dilutive securities
       Stock options                                                       1,924,129
       Warrants                                                              762,725
                                                       --------------- -------------- --------------
 Diluted earnings per share                                 $ 318,380     12,760,805         $ 0.02
                                                       =============== ============== ==============

Weighted average number of shares used to compute basic and diluted loss per share is the same in the financial statements for the period ended December 31, 2003, since the effect of dilutive securities is anti-dilutive.

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited and NetSol Connect PVT, Ltd. use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol USA, Inc., use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $446,970 at December 31, 2004 are classified as an item of accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet. During the six months ended December 31, 2004 and 2003, comprehensive loss in the consolidated statements of operation included translation loss of $173,409 and $107,207, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2004:

--------------------------------------------------------------------------------

 Prepaid Expenses                                      $ 298,472
 Advance Income Tax                                       86,949
 Employee Advances                                        36,315
 Security Deposits                                        11,876
 Other Receivables                                        66,217

                                                    -------------
     Total                                             $ 499,829
                                                    =============

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

NOTE 7 - DEBTS

NOTES PAYABLE

Notes payable as of December 31, 2004 consist of the following:

--------------------------------------------------------------------------------
                                   Balance at       Current         Long-Term
                     Name           12/31/04      Maturities       Maturities
--------------------------------------------------------------------------------
 H. Smith Settlement              $  168,321       $ 168,321        $       --
 A. Zaman Settlement                  21,300          21,300                --
 First Funding                         3,217           3,217
 Subsidiary note                       5,229           5,229
 Subsidiary  capital leases           69,779          69,779                --

                                  ----------------------------------------------
                                  $  267,846       $ 267,846        $       --
                                  ==============================================


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

--------------------------------------------------------------------------------

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

BANK NOTE

The Company's Pakistan subsidiary, NetSol Technologies (Private) Ltd., has three loans with a bank, secured by the Company's assets. These notes consist of the following as of December 31, 2004:

       TYPE OF              MATURITY          INTEREST         BALANCE
         LOAN                 DATE              RATE             USD
---------------------------------------------------------------------------

Export Refinance       Every 6 months                  4%        $ 326,907
Term Loan              April 20, 2005                 10%           15,507
Line of Credit         On Demand                       8%           50,285

                                                          -----------------
Total                                                            $ 392,699
                                                          =================

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. As of June 30, 2004, the officers had a balance owing to them of $17,219. During the six months ended December 31, 2004, $25,000 of accrued wages was added to the balance due to officers. In addition, one officer exercised options against the balances owed totaling $2,083. The balance owing as of December 31, 2004 was $40,136.

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

--------------------------------------------------------------------------------

STOCK OPTIONS EXERCISED

During the quarter ended December 31, 2004, the Company issued 742,777 shares of its common stock for the exercise of options. The Company received $343,900 in cash from the exercise of these options and recorded "Stock Subscription Receivable" in the amount of $795,083.

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

During the quarter ended December 31, 2004, the Company recorded receivables from options exercises of $803,000 and received payments of $110,000. The Company also recorded receivables from purchase agreements $182,000 and received payments of $24,000. Also during the quarter, a purchaser decided not to complete the agreed purchase and therefore 20,000 shares were cancelled and the related value of $30,000 was reversed from the receivable account. The balance at December 31, 2004 was $1,134,650.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the six months ended December 31, 2004:

                                                                         Exercise                       Exercise
                                                         Options          Price          Warrants        Price
                                                     ---------------  ---------------  ------------  ---------------
Outstanding and exercisable, June 30, 2004                1,862,277   $0.75 to $5.00       693,182   $0.50 to $5.00
     Granted                                                498,500   $1.14 to $1.30       282,260       $3.30
     Exercised                                             (742,777)  $0.75 to $2.21            --         --
     Expired                                                (10,000)      $1.00                 --
                                                     ---------------                   ------------
Outstanding and exercisable, Dec. 31, 2004                1,608,000                        975,442

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for year ended December 31, 2004 as follows:

--------------------------------------------------------------------------------

Net income - as reported                                         $ 318,380
Stock-based employee compensation expense,
     included in reported net loss, net of tax                          --

Total stock-based employee compensation
     expense determined under fair-value-based
     method for all rewards, net of tax                           (313,195)

                                                           ----------------
Pro forma net income                                             $   5,185
                                                           ================

Earnings per share:
     Basic, as reported                                               0.03
     Diluted, as reported                                             0.02

     Basic, pro forma                                                (0.00)
     Diluted, pro forma                                              (0.00)

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

--------------------------------------------------------------------------------

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

Product licenses and customer lists were comprised of the following as of December 31, 2004:

                                                 Product Licenses       Customer Lists          Total
                                                -----------------      ---------------      ------------
 Intangible asset - June 30, 2004                $      5,450,357       $    1,977,877       $ 7,428,234
 Additions                                                260,553                    -           260,553
 Effect of translation adjustment                          (3,670)                                (3,670)
 Accumulated amortization                              (3,354,436)          (1,494,141)       (4,848,577)
                                                ------------------     ----------------     -------------
     Net balance - Dec. 31, 2004                 $      2,352,804       $      483,736       $ 2,836,540
                                                ==================     ================     =============

 Amortization expense:
 Six months ended Dec. 31, 2004                  $        395,675       $      157,832         $ 553,507
 Six months ended Dec. 31, 2003                  $        398,449       $      157,832         $ 556,281


The above amortization expense includes amounts in Cost of Goods Sold for capitalized software development costs.

Amortization expense of intangible assets over the next five years is as follows:

---------------------------------------------------------------------------------------------------------------
                                                    FISCAL YEAR ENDING
         Asset             6/30/05         6/30/06        6/30/07       6/30/08     6/30/09           TOTAL
---------------------------------------------------------------------------------------------------------------
 Product Licences              356,748         713,498         33,372      33,372        7,612       1,144,602
 Customer Lists                157,834         276,326         44,076       5,500            -         483,736

                        -----------------------------------------------------------------------   -------------
                               514,582         989,824         77,448      38,872        7,612       1,628,338
                        =======================================================================   =============

There were no impairments of the goodwill asset in the six months ended December 31, 2004 and 2003

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

--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the six months ended December 31:

                                                  2004               2003
                                               (Restated)         (Restated)
 Revenues from unaffiliated customers:
      North America                                $ 274,119          $ 207,500
      International                                4,507,413          1,973,457
                                              ---------------    ---------------
         Consolidated                            $ 4,781,532        $ 2,180,957
                                              ===============    ===============

 Operating income (loss):
      North America                             $ (1,189,824)      $ (1,503,783)
      International                                1,848,903            302,502
                                              ---------------    ---------------
         Consolidated                              $ 659,079       $ (1,201,281)
                                              ===============    ===============

 Identifiable assets:
      North America                              $ 3,636,852        $ 4,661,446
      International                               10,184,386          5,175,774
                                              ---------------    ---------------
         Consolidated                           $ 13,821,238        $ 9,837,220
                                              ===============    ===============

 Depreciation and amortization:
      North America                                $ 530,425          $ 526,188
      International                                   92,715             82,509
                                              ---------------    ---------------
         Consolidated                              $ 623,140          $ 608,697
                                              ===============    ===============

 Capital expenditures:
      North America                                      $ -           $ 27,073
      International                                  467,586            102,009
                                              ---------------    ---------------
         Consolidated                              $ 467,586          $ 129,082
                                              ===============    ===============

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

--------------------------------------------------------------------------------

For the six months ended December 31, 2004, the subsidiary had net losses of $28,575, of which $14,259 was recorded against the minority interest. The balance of the minority interest at December 31, 2004 was $99,752.

NOTE 13 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors to acquire Series A Convertible Debentures (the "Bridge Loan") whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $252,257. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. During the six months ended December 31, 2004, the Company amortized $195,049. The unamortized balance at December 31, 2004 was $19,708.

During the six months ended December 31, 2004, nineteen of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $1,050,000 and the Company issued 564,519 shares of its common stock to the note holders. The net balance at December 31, 2004, is $130,292.

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

In addition, each debenture holder is entitled to receive, at the time of conversion, warrants equal to one-half of the total number of shares issued. The total number of warrants that may be granted is 322,582. The warrants expire in five years and have an exercise price of $3.30 per share. The fair value of the warrants will be calculated and recorded using the Black-Scholes method at the time of granting, when the debenture is converted. During the six months ended December 31, 2004, nineteen debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 282,260 common shares were issued to the note holders. (See note 8) The warrants were valued using the fair value method at $249,638 and the expense was recorded in the accompanying consolidated financial statements.

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

--------------------------------------------------------------------------------

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

The initial purchase price was (pound)3,576,335 or $6,730,382, of which one-half was due at closing payable in cash and stock and the other half is due when the audited March 31, 2006 financial statements are completed. On the closing date, $1.7 million was paid and 681,965 shares were issued to the shareholders of CQ, valued at $1,676,795 at an average price per share of $2.46 was recorded. In addition, the agreement called for the accumulated retained earnings amounting to (pound)423,711 or $801,915 of CQ Systems as of the closing date to be paid to the shareholders in cash and stock. In April 2005, the additional cash (pound)350,000 or $662,410 was paid and 77,503 shares of the Company's common stock valued at $139,505 were issued. The total amount paid at closing was $4,178,710.

In accordance with SFAS 141, the Company will recognize the lesser of the maximum amount of the contingent consideration based on earnings or the excess of the fair market value of assets acquired over the purchase price as a deferred liability. The purchase price has been allocated as follows:

               Purchase Price Allocation
               -------------------------
               Purchase Price                        $ 7,532,297
               Less contingent consideration          (3,353,587)
                                                     -----------
                 Net purchase price                  $ 4,178,710
                                                     ===========

               Net tangible assets                   $   984,420
               Intangible Assets:
                 Product License                       2,190,807
                 Customer Lists                        1,316,880
               Deferred liability                       (313,397)
                                                     -----------
                 Net purchase price                  $ 4,178,710
                                                     ===========

NOTE 16- RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the six months ended December 31, 2004 and 2003, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of goodwill was over-recorded and classified as amortization expense. In addition, the beneficial conversion feature of the convertible dibenture was overstated and loans to officers hadn't been properly reflected on the financial statements and the exercise of options against these loans had been recorded as receivables as of June 30, 2004.

The Company has restated its financial statements for these adjustments as of December 31, 2004 and 2003.

The effect of the correction of the error is as follows:

--------------------------------------------------------------------------------

                                               AS                                AS
                                           PREVIOUSLY            AS          PREVIOUSLY        AS
                                            REPORTED          RESTATED        REPORTED      RESTATED
                                          ------------      ------------    ------------  ------------
           BALANCE SHEET
                                              As of December 31, 2004
Assets:
        Other current assets              $    512,494      $    499,829
        Goodwill                          $    723,928      $  1,166,611
        Total intangibles                 $  3,560,468      $  4,003,151
        Total assets                      $ 13,391,220      $ 13,821,238

Liabilities:
        Due to officers                   $         --      $     40,136
        Convertible debenture payable     $    112,500      $    130,292
        Total liabilities                 $  2,697,137      $  2,755,065

Stockholder's Equity:
        Additional paid-in capital        $ 43,350,274      $ 43,072,118
        Accumulated deficit               $(31,296,539)     $(30,663,934)
        Subscription receivable           $ (1,375,642)     $ (1,234,650)
        Other comprehensive loss          $   (323,619)     $   (446,970)
        Total stockholder's equity        $ 10,594,331      $ 10,966,421

           STATEMENT OF OPERATIONS:
                                             For the six months ended        For the six months ended
                                               December 31, 2004                December 31, 2003
                                               -----------------                -----------------
  Cost of revenues                        $  1,580,620      $  1,601,655
  Gross profit                            $  3,200,912      $  3,179,877
  Depreciation and amortization           $    838,473      $    623,140    $    824,029  $    608,697
  General and adminstrative               $    570,266      $    549,232
  Total operating expenses                $  2,757,165      $  2,520,798    $  2,646,857  $  2,431,525
  Income (loss) from operations           $    443,747      $    659,079    $ (1,416,613) $ (1,201,281)
  Beneficial conversion feature exp       $    231,916      $    201,965    $       --    $       --
  Other income (expense)                  $     43,219      $     37,624
  Net income (loss)                       $     78,692      $    318,380    $ (1,434,525) $ (1,219,193)

  Net income (loss) per share:
      Basic                               $       0.01      $       0.03    $      (0.20) $      (0.17)
      Diluted                             $       0.01      $       0.02    $      (0.20) $      (0.17)


--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Top Line Growth through Investment in Marketing Organically and by Mergers and Acquisition ("M&A") activities:

      o Launch LeaseSoft into new markets by assigning new, well established companies as distributors in Europe, Asia Pacific including Japan.
      o Expand relationships with key customers in the US, Europe and Asia Pacific.
      o Product Positioning through alliances, joint ventures and partnerships.
      o       Direct Marketing of Services.
      o Embark on roll up strategy by broadening M&A activities broadly in the software development domain.
      o Effectively position and marketing campaign for InBanking system. This is a potentially big revenue generator in the banking domain for which NetSol has already invested significant time and resources towards completing the development of this application. Seeking major development partners to market this treasury systems in the global markets.

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

--------------------------------------------------------------------------------

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

Funding and Investor Relations.

      o The Company continues to explore various means and most cost efficient methods to inject new capital for the explosive growth it is experiencing. With this in mind, the Company has entered into an agreement with AKD Securities to conduct a pre-IPO and IPO of the shares of common stock of NetSol Technologies Ltd., its subsidiary located in Lahore, Pakistan on the Karachi Stock Exchange (KSE).
      o As announced in January, a significant initiative NetSol would list its key subsidiary in Pakistan on the KSE. This IPO is expected to generate approximately $6.million from a most bullish and merging market. This would strengthen the net assets of NetSol as a whole and would provide sizable new capital for growth and strategic new initiatives.
      o Infuse new capital from potential exercise of outstanding investor warrants and employees options for business development and enhancement of infrastructures.
      o NetSol has engaged Westrock Advisors LLC, in New York for new investor relations and company coverage. Just recently they initiated and distributed research coverage of NetSol with a `buy' rating.

Improving the Bottom Line.

      o Continue to review costs at every level and take appropriate steps to further reduce operating overheads.
      o Discontinue any programs, projects or offices that are not producing desirable and positive results
      o Consistently improving quality standards and work to achieve CMMi Level 5 standard by sometime in 2006
      o      Grow process automation.
      o      Profit Centric Management Incentives.
      o      More local empowerment and P&L Ownership in each Country Office.
      o Improve productivity at the development facility and business development activities.
      o Cost efficient management of every operation and continue further consolidation to improve bottom line.
      o Improve prices of all our product offerings, yet maintain the competitiveness. This will further improve gross margins across the board.

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

--------------------------------------------------------------------------------

MATERIAL TRENDS AFFECTING THE COMPANY

NetSol has identified the following material trends affecting the Company

Positive trends:

      o Outsourcing of services and software development is growing worldwide.
      o The Global IT budgets are estimated to exceed $1.2 trillion in 2004, according to the internal estimates of Intel Corporation. About 50% of this IT budget would be consumed in the U.S. market alone primarily on the people and processes.
      o    Burgeoning Chinese markets and economic boom.
      o Overall economic expansion worldwide and explosive growth in the merging markets specifically.
      o Regional stability and improving political environment between Pakistan and India.
      o Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $13 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and strong stock markets.
      o Pakistan's continuous fight against extremism and terrorism in the region, boosting confidence of foreign investors and companies.
      o Major turnarounds in the telecom sector as new opportunities are arising due to privatization, new incentives, reduction of bandwidth prices and tariffs.
      o The stability in economic, political and business fronts in Pakistan has opened numerous new opportunities particularly in the telecom and private sectors.

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

--------------------------------------------------------------------------------

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

CHANGES IN FINANCIAL CONDITION

QUARTER ENDED DECEMBER 31, 2004 AS COMPARED TO THE QUARTER ENDED DECEMBER 31, 2003:

Net revenues for the quarter ended December 31, 2004 were $2,723,227 as compared to $1,208,345 for the quarter ended December 31, 2003. Net revenues are broken out among the subsidiaries as follows:

                                              2004                      2003
                                          ------------             -------------
 Netsol USA                                 $ 103,985     3.82%       $ 127,152    10.52%
 Netsol Tech                                1,827,001    67.09%         705,299    58.37%
 Netsol Private                               164,696     6.05%          35,102     2.90%
 Netsol Connect                               289,886    10.64%         157,188    13.01%
 Netsol UK                                    276,806    10.16%         113,823     9.42%
 Netsol-Abraxas Australia                      60,853     2.23%          69,781     5.77%
                                         ----------------------   -----------------------
     Total Net Revenues                   $ 2,723,227   100.00%     $ 1,208,345   100.00%
                                         ======================   =======================

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

--------------------------------------------------------------------------------

The gross profit was $1,883,840 in the quarter ending December 31, 2004 as compared with $718,009 for the same quarter of the previous year for an increase of $1,165,831. The gross profit percentage has increased to approximately 69% in the quarter ended December 31, 2004 from approximately 59% for the quarter ended December 31, 2003. In comparison to the prior quarter ended September 30, 2004, the cost of sales increased approximately $77,119, revenues increased $664,922, and an overall increase of 6% in gross profit.

Operating expenses were $1,366,827 for the quarter ending December 31, 2004 as compared to $1,196,858, for the corresponding period last year. The increase is selling and marketing expenses and salaries is due to the expansion of our selling efforts. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $316,982 and $303,562 for the quarter ended December 31, 2004 and 2003, respectively. Combined salaries and wage costs were $447,984 and $278,909 for the comparable periods, respectively, or an increase of $169,075 from the corresponding period last year.

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

Income from operations was $517,013 compared to a loss of $478,849 for the quarters ended December 31, 2004 and 2003, respectively. This represents a decrease of $995,862 for the quarter compared with the comparable period in the prior year. This is directly due to reduction of operational expenses and improved gross margin.

Net income was $178,647 compared to net losses of $458,509 for the quarters ended December 31, 2004 and 2003, respectively. This is an increase of 108% compared to the prior year. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $(809) compared to $58,029. During the current quarter, the Company also recognized an expense of $164,465 for the beneficial conversion feature on convertible debentures, an expense of $221,614 for the fair market value of warrants issued and a gain of $139,367 from the settlement of a debt. Net income per share, basic was $0.02 and diluted was $0.01 for the quarter ended December 31, 2004 as compared with a loss per share of $0.06 basic and diluted for the corresponding period last year.

The net EBITDA income was $495,629 compared to loss of $154,947 after amortization and depreciation charges of $316,982 and $303,562 respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.


SIX MONTH PERIOD ENDED DECEMBER 31, 2003 AS COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2002: Net revenues for the six months ended December 31, 2004 were $4,781,532 as compared to $2,180,957 for the six months ended December 31, 2003. Net revenues are broken out among the subsidiaries as follows:

                                             2004                      2003
                                         -------------             -------------
 Netsol USA                                 $ 274,119     5.73%       $ 207,500        9.51%
 Netsol Tech                                2,940,860    61.50%       1,252,196       57.41%
 Netsol Private                               467,505     9.78%          95,681        4.39%
 Netsol Connect                               558,220    11.67%         301,400       13.82%
 Netsol UK                                    449,067     9.39%         181,697        8.33%
 Netsol-Abraxas Australia                      91,761     1.92%         142,483        6.53%
                                         -----------------------   --------------------------
     Total Net Revenues                   $ 4,781,532   100.00%     $ 2,180,957      100.00%
                                         =======================   ==========================

--------------------------------------------------------------------------------

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

The gross profit was $3,179,877 for the six months ending December 31, 2004 as compared with $1,230,244 for the same period of the previous year. The gross profit percentage has increased 10.09% to 66.5% in the current fiscal year from 56.41% for the six months ended December 31, 2003. The increase in gross profit margins is due to repeat sales of some licenses to new customers and to existing customers.


Operating expenses were $2,520,798 for the six-month period ending December 31, 2004 as compared to $2,431,525, for the corresponding period last fiscal year for an increase of $89,273. The increase is mainly due to the increased sales activities of the Company. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $623,140 and $608,697 for the six-month period ended December 31, 2004 and December 31, 2003, respectively. Combined salaries and wage costs were $795,221 and $594,449 for the six month period ended December 31, 2004 and 2003, respectively, or an increase of $200,772 from the corresponding period last year.

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


Net income was $318,380 for the six months ended December 31, 2004 compared to net loss of $1,219,193 for the six months ended December 31, 2003. This is an increase of 124% compared to the prior year. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $14,259 compared to $93,338. During the current six months, the Company also recognized an expense of $201,965 for the beneficial conversion feature on convertible debentures, an expense of for the fair market value of warrants issued and a gain of $189,641 from the settlement of a debt. Net income per share was $0.03, basic and $0.02 diluted, for the six months ended December 31, 2004 as compared with a loss per share of $0.17 for the corresponding period last year.

--------------------------------------------------------------------------------

The net EBITDA income was $941,520 compared to loss of $610,496 after amortization and depreciation charges of $623,140 and $608,697 respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.


Date:    March 21, 2006                        /s/ Naeem Ghauri
                                               ---------------------------
                                               NAEEM GHAURI
                                               Chief Executive Officer


Date:    March 21, 2006                        /s/  Najeeb Ghauri
                                               ---------------------------
                                               NAJEEB GHAURI
                                               Chairman



--------------------------------------------------------------------------------
                                                                         Page 28