Form 10QSB/A
period 2005-03-31
NETSOL TECHNOLOGIES INC
filed 2006-03-21
CIK 1039280

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

                            NETSOL TECHNOLOGIES, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                    Page No.

Item 1.  Financial Statements

Consolidated Unaudited Balance Sheet as of March 31, 2005 (restated)       3

Comparative Unaudited Consolidated Statements of Operations
for the Three and Nine Months Ended March 31, 2005 (restated)
and 2004 (restated)                                                        4

Comparative Unaudited Consolidated Statements of Cash Flow
for the Three and Nine Months Ended March 31, 2005 (restated)
and 2004 (restated)                                                        5

Notes to the Unaudited Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis or Plan of Operation        16

Item 3.  Controls and Procedures                                          23

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                24

Item 2.  Changes in Securities                                            24

Item 3.  Defaults Upon Senior Securities                                  24

Item 4.  Submission of Matters to a Vote of Security Holders              24

Item 5.  Other Information                                                24

Item 6.  Exhibits and Reports on Form 8-K                                 24

         (a) Exhibits
         (b) Reports on Form 8-K

Signatures                                                                25

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET -- MARCH 31, 2005
                                   (UNAUDITED)

Current assets:
   Cash and cash equivalents                                                        $  1,596,031
   Certificates of deposit                                                             1,083,450
   Accounts receivable, net of allowance for doubtful accounts of $80,000              3,699,180
   Revenues in excess of billings                                                      1,914,242
   Other current assets (restated)                                                     1,182,456
                                                                                    ------------
      Total current assets                                                                               9,475,359
Property and equipment, net of accumulated depreciation                                                  4,809,751
Intangibles:
   Product licenses, renewals, enhancedments, copyrights,
      trademarks, and tradenames, net                                                  4,658,299
   Customer lists, net                                                                 1,699,752
   Goodwill (restated)                                                                 1,166,611
                                                                                    ------------
      Total intangibles (restated)                                                                       7,524,662
                                                                                                      ------------
      Total assets                                                                                    $ 21,809,772
                                                                                                      ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                            $  2,729,778
   Current portion of notes and obligations under capitalized leases (restated)        1,460,876
   Billings in excess of revenues                                                        218,200
   Due to officers                                                                        40,136
   Deferred liability                                                                  1,115,312
   Loans payable, bank                                                                   463,241
                                                                                    ------------
      Total current liabilities                                                                          6,027,543
Obligations under capitalized leases, less current maturities                                              161,122
Convertible debenture (restated)                                                                           134,234
                                                                                                      ------------
      Total liabilities                                                                                  6,322,899
Minority interest                                                                                          379,752
Contingencies                                                                                                   --

Stockholders' equity:
   Common stock, $.001 par value; 45,000,000 share authorized;
      13,225,937 issued and outstanding                                                   13,226
   Additional paid-in-capital (restated)                                              46,769,779
   Treasury stock                                                                        (27,197)
   Accumulated deficit                                                               (30,537,075)
   Stock subscription receivable (restated)                                           (1,187,150)
   Common stock to be issued                                                             533,760
   Other comprehensive loss                                                             (458,222)
                                                                                    ------------
      Total stockholders' equity                                                                        15,107,121
                                                                                                      ------------
      Total liabilities and stockholders' equity                                                      $ 21,809,772
                                                                                                      ============

          See accompanying notes to consolidated financial statements.

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Ended March 31,                    Ended March 31,
                                                                     2005              2004              2005              2004
                                                                 ------------      ------------      ------------      ------------
                                                                  (restated)        (restated)        (restated)         (restated)
Net revenues                                                     $  3,190,918      $  1,700,774      $  7,972,450      $  3,881,731
Cost of revenues                                                    1,342,216           694,823         2,943,871         1,645,536
                                                                 ------------      ------------      ------------      ------------
Gross profit                                                        1,848,702         1,005,951         5,028,579         2,236,195

Operating expenses:
   Selling and marketing                                              219,399            49,690           474,099            96,377
   Depreciation and amortization (restated)                           384,649           294,486         1,007,789           903,182
   Settlement costs                                                        --            22,500            43,200           122,500
   Bad debt expense                                                        --            59,821                --           153,327
   Salaries and wages                                                 453,226           408,840         1,248,447         1,003,289
   Professional services, including non-cash
       compensation                                                   112,830            70,701           368,135           310,403
   General and adminstrative                                          462,421           490,936         1,011,653         1,239,420
                                                                 ------------      ------------      ------------      ------------
       Total operating expenses                                     1,632,525         1,396,974         4,153,323         3,828,498
                                                                 ------------      ------------      ------------      ------------
Income (loss) from operations                                         216,177          (391,023)          875,256        (1,592,303)
Other income and (expenses)
   Gain (Loss) on sale of assets                                           --               160              (620)          (33,759)
   Beneficial conversion feature                                       (3,941)           (3,323)         (205,906)          (99,350)
   Fair market value of warrants issued                                    --                --          (249,638)               --
   Gain on forgiveness of debt                                         49,865            99,146           239,506           203,234
   Interest expense                                                   (47,356)          (27,779)         (177,356)         (117,368)
   Other income and (expenses)                                        (57,893)          (44,115)          (20,269)          (39,918)
                                                                 ------------      ------------      ------------      ------------
       Total other expenses                                           (59,325)           24,089          (414,283)          (87,161)
                                                                 ------------      ------------      ------------      ------------
Net income (loss) before minority interest in sub subsidiary          156,852          (366,934)          460,973        (1,679,464)
Minority interest in subsidiary                                       (29,994)           71,049           (15,735)          164,387
                                                                 ------------      ------------      ------------      ------------
Net income (loss)                                                     126,858          (295,885)          445,238        (1,515,077)
Other comprehensive (loss)/gain:
   Translation adjustment                                             (11,252)          (53,590)         (219,660)         (160,797)
                                                                 ------------      ------------      ------------      ------------
Comprehensive income (loss)                                      $    115,606      $   (349,475)     $    225,578      $ (1,675,874)
                                                                 ============      ============      ============      ============

Net income (loss) per share:
   Basic                                                         $       0.01      $      (0.04)     $       0.04      $      (0.18)
                                                                 ============      ============      ============      ============
   Diluted                                                       $       0.01      $      (0.04)     $       0.03      $      (0.18)
                                                                 ============      ============      ============      ============

Weighted average number of shares outstanding
   Basic                                                           12,704,226         7,475,148        10,937,910         8,255,680
   Diluted                                                         15,642,430         7,475,148        13,750,980         8,255,680

          See accompanying notes to consolidated financial statements.

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Nine Months
                                                                      Ended March 31,
                                                                  2005             2004
                                                              -----------      -----------
                                                              (Restated)        (Restated)
Cash flows from operating activities:
   Net income (loss) from continuing operations               $   445,238      $(1,515,077)
   Adjustments to reconcile net income (loss) to net cash
       Used in operating activities:
   Depreciation and amortization                                1,258,891          903,182
   Gain on settlement of debt                                    (239,506)        (203,234)
   Loss on sale of assets                                             620           33,759
   Minority interest in subsidiary                                 15,735         (164,387)
   Stock issued for services                                       89,065               --
   Stock issued for settlement costs                              135,133
   Fair market value of warrants granted                          249,638               --
   Beneficial conversion feature                                  205,906           99,350
   Changes in operating assets and liabilities:
   Increase in assets:
       Accounts receivable                                     (2,568,139)        (356,198)
       Other current assets                                    (1,701,031)      (1,829,243)
   Increase in liabilities:
       Accounts payable and accrued expenses                      394,865         (428,800)
       Deferred liability                                       1,115,312
                                                              -----------      -----------
   Net cash used in operating activities                         (733,406)      (3,325,515)
Cash flows from investing activities:
   Purchases of property and equipment                           (804,115)        (372,594)
   Sales of property and equipment                                 86,988          194,004
   Purchases of certificates of deposit                          (550,000)      (2,170,047)
   Proceeds from sale of certificates of deposit                  891,403        1,350,000
   Increase in intangible assets - development costs           (4,071,950)         (66,855)
   Capital investments in minority interest of subsidiary         537,803           10,000
   Proceeeds from sale of minority interest of subsidiary              --          200,000
   Cash brought in at acquisition                                 145,297               --
                                                              -----------      -----------
   Net cash used in investing activities                       (3,764,574)        (855,492)
Cash flows from financing activities:
   Proceeds from sale of common stock                           1,512,000        1,102,049
   Proceeds from the exercise of stock options                    999,224        1,215,575
   Capital contributed from sale of subsidary stock             1,589,974               --
   Purchase of treasury shares                                    (51,704)              --
   Proceeds from convertible debenture                                 --        1,200,000
   Proceeds from loans                                          1,503,273        1,067,000
   Payments on capital lease obligations & loans                 (366,092)        (198,874)
                                                              -----------      -----------
   Net cash provided by financing activities                    5,186,675        4,385,750
Effect of exchange rate changes in cash                            36,175           29,814
                                                              -----------      -----------
Net (decrease) increase in cash and cash equivalents              724,870          234,557
Cash and cash equivalents, beginning of period                    871,161          214,490
                                                              -----------      -----------
Cash and cash equivalents, end of period                      $ 1,596,031      $   449,047
                                                              ===========      ===========

          See accompanying notes to consolidated financial statements.

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                          For the Nine Months
                                                                             Ended March 31,
                                                                          2005            2004
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
      Interest                                                       $     92,631     $     75,690
                                                                     ============     ============
      Taxes                                                          $     72,870     $     54,644
                                                                     ============     ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock issued for services and compensation                 $    141,010     $         --
                                                                     ============     ============
   Common stock issued for accrued expenses and accounts payable     $     31,968     $         --
                                                                     ============     ============
   Common stock issued for conversion of convertible debenture       $  1,050,000     $         --
                                                                     ============     ============
   Common stock issued for settlement of debt                        $     45,965     $    209,200
                                                                     ============     ============
   Common stock issued for legal settlement                          $         --     $    135,133
                                                                     ============     ============
   Common stock issued for conversion of note payable                $         --     $    850,000
                                                                     ============     ============
   Common stock issued for acquisition of product license            $     91,600     $    166,860
                                                                     ============     ============
   Common stock issued for acquisition of subsidiary                 $  1,676,795     $         --
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's amended annual report on Form 10-KSB/A for the year ended June 30, 2004. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (PVT), Ltd. ("PK Tech"), NetSol (PVT), Limited ("PK Private"), NetSol Abraxas Australia Pty Ltd. ("NetSol Abraxas"), NetSol USA, NetSol Technologies UK, Ltd. ("NetSol UK"), and CQ Systems Ltd.("CQ Systems"), as well as the subsidiaries in which the Company owns a controlling percentage, NetSol CONNECT (PVT), Ltd. (now, NetSol Akhter Pvt. Ltd.) ("Connect"), and TiG-NetSol (Pvt) Ltd. ("NetSol-TiG"). All material inter-company accounts have been eliminated in consolidation.

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

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

----------------------------------------------------------------------------------------------------
 For the three months ended March 31, 2005              Net Income         Shares         Per Share
----------------------------------------------------------------------------------------------------
Basic earnings per share:                             $    126,858       12,704,226     $       0.01
      Net income available to common shareholders
Effect of dilutive securities
      Stock options                                                      1,880,175
      Warrants                                                           1,058,029
                                                      ------------     ------------     ------------
Diluted earnings per share                            $    126,858       15,642,430     $       0.01
                                                      ============     ============     ============

----------------------------------------------------------------------------------------------------
 For the nine months ended March 31, 2005              Net Income         Shares          Per Share
----------------------------------------------------------------------------------------------------
Basic earnings per share:                             $    445,238       10,937,910     $       0.04
      Net income available to common shareholders
Effect of dilutive securities
      Stock options                                                      1,981,309
      Warrants                                                             831,761
                                                      ------------     ------------     ------------
Diluted earnings per share                            $    445,238       13,750,980     $       0.03
                                                      ============     ============     ============

Weighted average number of shares used to compute basic and diluted loss per share is the same in the financial statements for the period ended March 31, 2004, since the effect of dilutive securities is anti-dilutive.

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd., and CQ Systems use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited, ,NetSol Connect PVT, Ltd., and NetSol-TiG use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol USA, Inc., use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $458,222 at March 31, 2005 are classified as an item of accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet. During the nine months ended March 31, 2005 and 2004, comprehensive loss in the consolidated statements of operation included translation loss of $219,660 and $160,797, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2005:

          Prepaid Expenses                         $   673,888
          Advance Income Tax                           112,625
          Employee Advances                             72,497
          Security Deposits                             27,912
          Other Receivables                            295,534

                                                   -----------
              Total                                $ 1,182,456
                                                   ===========

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

NOTE 7 - DEBTS

NOTES PAYABLE

Notes payable as of March 31, 2005 consist of the following:

      --------------------------------------------------------------------------
                                       Balance at       Current       Long-Term
                     Name               3/31/05       Maturities     Maturities
      --------------------------------------------------------------------------
      H. Smith Settlement             $    143,321   $    143,321             --
      A. Zaman Settlement                   16,300         16,300             --
      First Funding                          1,415          1,415             --
      D&O Insurance                         86,326         86,326             --
      Noon Group                           506,351        506,351             --
      Gulf Crown                           253,176        253,176             --
      Dr. Omar Atiq                        304,195        304,195             --
      Subsidiary Capital Leases            149,792        149,792             --

                                      ------------   ------------   ------------
                                      $  1,460,876   $  1,460,876             --
                                      ============   ============   ============

In November 2002, the Company signed a settlement agreement with Herbert Smith for (pound)171,733 or approximately $248,871, including interest, which the Company has recorded as a note payable in the accompanying consolidated financial statements. The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. The balance owing at June 30, 2004 was $199,321. During the nine months ended March 31, 2005, the Company paid $56,000. The balance owing at March 31, 2005 was $143,321. The entire balance has been classified as current and is included in "Current maturities of notes and obligations under capitalized leases" in the accompanying consolidated financial statements. In April 2005, an agreement was reached with Herbert Smith whereby they accepted $135,000 as payment in full, including the $25,000 paid in March 2005. The balance of $110,000 is due by May 2, 2005.

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

BANK NOTE

The Company's Pakistan subsidiary, NetSol Technologies (Private) Ltd., has three loans with a bank, secured by the Company's assets. These notes consist of the following as of March 31, 2005:

             TYPE OF              MATURITY          INTEREST      BALANCE
               LOAN                 DATE              RATE          USD
      --------------------------------------------------------------------

      Export Refinance       Every 6 months            4%        $ 243,697
      Term Loan              April 20, 2005           10%            4,202
      Line of Credit         On Demand                 8%          215,342

                                                                 ---------
      Total                                                      $ 463,241
                                                                 =========

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. As of June 30, 2004, the officers had a balance owing to them of $17,219. During the nine months ended March 31, 2005, $25,000 of accrued wages was added to the balance due to officers. In addition, one officer exercised options against the balances owed totaling $2,083. The balance owing as of March 31, 2005 was $40,136.

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

During the quarter ended March 31, 2005, the Company issued 230,000 shares of its common stock for the exercise of options valued at $317,500. The Company received $42,500 in cash from the exercise of these options and recorded "Stock Subscription Receivable" in the amount of $275,000.

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

Issuance of Shares for Purchase of Subsidiary and Product License

In January 2005, certain milestones, set forth in the purchase and sale agreement by and between the Company and the former owners, were met in the development of the Pearl Treasury system acquired in October 2003. As such, the former owners of the product license were due an additional 40,000 shares of the Company's common stock. 20,000 shares were issued valued at $45,800 and the remaining 20,000 shares were recorded as "Shares to be issued". The Company recorded an addition to the product licenses in the amount of $91,600.

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

During the quarter ended December 31, 2004, the Company recorded receivables from options exercises of $803,000 and received payments of $110,000. The Company also recorded receivables from purchase agreements $182,000 and received payments of $24,000. Also during the quarter, a purchaser (consultant) decided not to complete the agreed purchase and therefore 20,000 shares were cancelled and the related value of $30,000 was reversed from the receivable account. The balance at December 31, 2004 was $1,234,650.

During the quarter ended March 31, 2005, the Company recorded receivables from options exercises of $275,000 and received payments of $322,500. The balance at March 31, 2005 was $1,187,150.

Subsidiary Stock Issued on Foreign Exchange

During the quarter ended March 31, 2005, the Company's wholly-owned subsidiary, NetSol Technologies (PVT), Ltd. ("PK Tech") began the process of listing its stock in an Initial Public Offering ("IPO") on the Karachi Stock Exchange in Pakistan. The process consisted of a private equity raise and will conclude with an offering to the public in Pakistan. As a result of the private equity raise, the Company has recorded as an additional paid-in capital of $1,589,974 the accompanying consolidated financial statements.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the nine months ended March 31, 2005:

                                                                         Exercise                       Exercise
                                                         Options          Price          Warrants        Price
                                                     ---------------  ---------------  ------------  ---------------
Outstanding and exercisable, June 30, 2004                1,862,277   $0.75 to $5.00       693,182   $0.50 to $5.00
     Granted                                                714,000   $1.14 to $1.30       282,260       $3.30
     Exercised                                             (972,277)  $0.75 to $2.21       (20,162)        -
     Expired                                                (10,000)      $1.00                  -
                                                     --------------                    -----------
Outstanding and exercisable, March 31, 2005               1,594,000                        955,280

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for year ended March 31, 2005 as follows:

      Net income - as reported                                $   445,238
      Stock-based employee compensation expense,
         included in reported net loss, net of tax                     --

      Total stock-based employee compensation
         expense determined under fair-value-based
         method for all rewards, net of tax                      (313,195)

                                                              -----------
      Pro forma net income                                    $   132,043
                                                              ===========

      Earnings per share:
         Basic, as reported                                          0.04
         Diluted, as reported                                        0.03

         Basic, pro forma                                            0.01
         Diluted, pro forma                                          0.01

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

Product licenses and customer lists were comprised of the following as of March 31, 2005:

                                         Product Licenses      Customer Lists          Total
                                         ----------------    ----------------    ----------------
      Intangible asset - June 30, 2004   $      5,450,357    $      1,977,877    $      7,428,234
      Additions                                 2,779,835           1 316,880           4,096,715
      Effect of translation adjustment              2,023                  --               2,023
      Accumulated amortization                 (3,573,916)         (1,595,005)         (5,168,921)
                                         ----------------    ----------------    ----------------
          Net balance - March 31, 2005   $      4,658,299    $      1,699,752    $      6,358,051
                                         ================    ================    ================

      Amortization expense:
      Nine months ended March 31, 2005   $        645,942    $        258,696    $        904,638
      Nine months ended March 31, 2004   $        588,174    $        236,748    $        824,922

The above amortization expense includes amounts in Cost of Goods Sold for capitalized software development costs.

Amortization expense of intangible assets over the next five years is as follows

      ----------------------------------------------------------------------------------------------
                                              FISCAL YEAR ENDING
          Asset            6/30/05      6/30/06      6/30/07      6/30/08      6/30/09      TOTAL
      ----------------------------------------------------------------------------------------------
      Product Licences   $  292,533   $1,170,134   $  490,008   $  490,008   $  482,572   $2,925,255
      Customer Lists        144,761      539,702      307,452      268,876      263,376    1,524,167

                         --------------------------------------------------------------   ----------
                         $  437,294   $1,709,836   $  797,460   $  758,884   $  745,948   $4,449,422
                         ==============================================================   ==========

There were no impairments of the goodwill asset in the nine months ended March 31, 2005 and 2004.

NOTE 10 - LITIGATION:

To the best knowledge of Company's management and counsel, there is no material litigation pending or threatened against the Company.

NOTE 11 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the nine months ended March 31:

                                                 2005            2004
      Revenues from unaffiliated customers:                    (restated)
             North America                  $    295,725     $    481,868
             International                     7,676,725        3,399,863
                                            ------------     ------------
                  Consolidated              $  7,972,450     $  3,881,731
                                            ============     ============

      Operating income (loss):
             North America                  $ (1,932,368)    $ (2,249,802)
             International                     2,807,624          657,499
                                            ------------     ------------
                  Consolidated              $    875,256     $ (1,592,303)
                                            ============     ============

      Identifiable assets:
             North America                  $  6,568,062     $  5,285,747
             International                    15,241,710        5,819,100
                                            ------------     ------------
                  Consolidated              $ 21,809,772     $ 11,104,847
                                            ============     ============

      Depreciation and amortization:
             North America                  $    860,330     $    796,791
             International                       147,460          106,391
                                            ------------     ------------
                  Consolidated              $  1,007,790     $    903,182
                                            ============     ============

      Capital expenditures:
             North America                  $         --     $     48,660
             International                       624,703          323,934
                                            ------------     ------------
                  Consolidated              $    624,703     $    372,594
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

For the nine months ended March 31, 2004, the subsidiary had net losses of $23,576, of which $11,764 was recorded against the minority interest. The balance of the minority interest at March 31, 2005 was $379,752.

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

NOTE 13 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors to acquire Series A Convertible Debentures (the "Bridge Loan") whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $252,257. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. During the nine months ended March 31, 2005, the Company amortized $198,991. The unamortized balance at March 31, 2005 was $15,766.

During the nine months ended March 31, 2005, nineteen of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $1,050,000 and the Company issued 564,519 shares of its common stock to the note holders. The net balance at March 31, 2005, was $134,234.

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

In addition, each debenture holder is entitled to receive at the time of conversion warrants equal to one-half of the total number of shares issued. The total number of warrants that may be granted is 322,582. The warrants expire in five years and have an exercise price of $3.30 per share. The fair value of the warrants will be calculated and recorded using the Black-Scholes method at the time of granting, when the debenture is converted. During the nine months ended March 31, 2005, nineteen debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 282,260 common shares were issued to the note holders. (See note 8) The warrants were valued using the fair value method at $249,638. The expense was recorded in the accompanying consolidated financial statements.

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

In accordance with SFAS 141, the Company has recognized the lesser of the maximum amount of the contingent consideration based on earnings or the excess of the fair market value of assets acquired over the purchase price as a deferred liability. The deferred liability balance at march 31, 2005 was $1,115,312, which includes the $801,915 paid in April 2005. The purchase price has been allocated as follows:

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
                                                     ===========


NOTE 16 - RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the nine months ended March 31, 2005 and 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of goodwill was over-recorded and classified as amortization expense, and the beneficial conversion feature of the convertible debenture was overstated and loans to officers hadn't been properly reflected on the financial statements and the exercise of options against these loans had been recorded as receivables as of June 30, 2004. In addition for the period ended March 31, 2005, the amount of deferred liability in connection with the acquisition of CQ Systems was over-stated.

The Company has restated its financial statements for these adjustments as of March 31, 2005 and 2004.

The effect of the correction of the error is as follows:

                                           AS                                  AS
                                       PREVIOUSLY            AS            PREVIOUSLY            AS
                                        REPORTED          RESTATED          REPORTED          RESTATED
                                      ------------      ------------      ------------      ------------
             BALANCE SHEET
                                           As of March 31, 2005                As of March 31, 2004
Assets:
   Other current assets               $  1,207,016      $  1,182,456
   Goodwill, net                      $  3,404,886      $  1,166,611      $  1,046,926      $  1,166,612
   Total intangibles                  $  9,762,937      $  7,524,662      $  4,037,658      $  4,157,344
   Total assets                       $ 24,072,607      $ 21,809,772      $ 11,104,848      $ 11,224,534

Liabilities:
   Current portion of notes           $  4,814,463      $  1,460,876
   Due to officers                    $         --      $     40,136
   Deferred liability                 $         --      $  1,115,312
   Convertible debenture              $    120,000      $    134,234
   Total liabilities                  $  8,506,805      $  6,322,899

Stockholder's Equity:
   Additional paid-in capital         $ 46,817,522      $ 46,769,779      $ 43,350,274      $ 43,119,861
   Accumulated deficit                $(30,488,248)     $(30,537,075)     $(31,296,539)     $(30,623,443)
   Stock subscription receivable      $ (1,328,142)     $ (1,187,150)
   Other Comprehensive loss           $   (334,871)     $   (458,222)
   Total stockholder's deficit        $ 15,186,050      $ 15,107,121      $ 10,594,331      $ 11,037,014

      STATEMENT OF OPERATIONS:
                                       For the nine months ended             For the nine months ended
                                              March 31, 2005                       March 31, 2004


   Depreciation and amortization      $    986,755      $  1,007,789      $  1,226,180      $    903,182
   General and administrative         $  1,032,687      $  1,011,653
   Total operating expenses           $  4,153,323      $  4,153,323      $  4,151,496      $  3,828,498

   Income (Loss)  from operations     $    875,256      $    875,256      $ (1,915,301)     $ (1,592,303)
   Beneficial conversion feature      $   (239,416)     $   (205,906)
   Other income (expenses)            $     (2,779)     $    (20,269)
   Net income (loss)                  $    429,218      $    445,238      $ (1,838,075)     $ (1,515,077)

   Net income (loss) per share:
       Basic                          $       0.04      $       0.04      $      (0.22)     $      (0.18)
       Diluted                        $       0.03      $       0.03      $      (0.22)     $      (0.18)

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

In April 2005, and as part of the acquisition agreement with CQ Systems Ltd. ("CQ Systems"), the Company finalized the CQ Systems completion accounts as of the closing date. Finalization of the completion accounts required the Company to remit the net working capital (accumulated retained earnings) to the former CQ shareholders. The total net working capital was (pound)423,711, of this (pound)350,000 or $662,410 was paid in cash and 77,503 shares of restricted common stock of the Company, valued at $139,505 were issued.

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

      o     Achieve CMM Level 5 Accreditation in 2005.

      o Enhance Software Design, Engineering and Service Delivery Capabilities by increasing investment in training.

      o Enhance and invest in R&D or between 5-7% of yearly budgets in financial, banking and various other domains within NetSol's core competencies.

      o Continue recruiting additional senior level marketing and technical professionals in Lahore, London, and Adelaide offices to be able to support potential new customers from the North American and European markets.

      o Recruit senior marketing and sales executives to oversee the global marketing operations.

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

      o Appoint a senior marketing executive from CQ systems to head up new initiatives in China.

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

      o Explore new and diversify into Business Processing Outsourcing ("BPO") areas due to explosive outsourcing into offshore model.

Top Line Growth through Investment in Marketing Organically and by Mergers and Acquisition ("M&A") activities:

      o Launch LeaseSoft into new markets by assigning new, well established companies as distributors in Europe, Asia Pacific including Japan.

      o Expand relationships with key customers in the US, Europe and Asia Pacific.

      o Expand global sales opportunities with existing customers such as DaimlerChrysler Group, Toyota Leasing and, Yamaha Motors.

      o Enhance pricing of LeaseSoft products based on its demand and growth.

      o Product Positioning through alliances, joint ventures and partnerships.

      o     Direct Marketing of Services.

      o Embark on roll up strategy by broadening M&A activities broadly in the software development domain.

      o Aggressively pursue software companies in the US and in Europe to launch a strong foothold in these markets.

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

TiG Joint Venture. In December 2004, NetSol forged a new and a strategic relationship with a UK based public company TIG Plc. A new Joint Venture was signed by the two companies to create a new company, TiG NetSol Pvt Ltd., with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The creation of this joint venture would provide new revenues for NetSol as TiG plans to outsource the development load to NetSol through this joint venture. According to recent figures of TiG, they have approximate revenue of over $120 million of which approximately $50 million of that revenue is generated from technology business. Both companies anticipate much of TiG's technology business to be outsourced to NetSol's offshore development facility in the next few years. Both companies, according to this agreement, would invest a total of $1 million or $500, 000 each in next few months for infrastructure, dedicated personnel and system in the NetSol IT campus in Lahore. At least two floors in the campus are being dedicated for this partnership in Lahore. The joint-venture began operations during the quarter ended March 31, 2005.

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

Funding and Investor Relations.

      o The Company's current positive cash flow based primarily on the addition of CQ Systems and continued organic growth. The Company's aim is to continue to further strengthen the balance sheet and cash reserves in order to attract large customers world wide.

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

      o NetSol has engaged Westrock Advisors LLC, in New York for new investor relations and company coverage

      o NetSol's continued profitability has permitted the Company to develop opportunities to introduce the Company to small cap funds and institutions in the U.S. Market. This effort is assisted and coordinated by its investment advisor, Maxim Group LLC, our investor relations consultant, McCloud Communications and, newly hired consultants, SGI International.

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

      o Further consolidating the subsidiaries by combining and integrating operating units.

      o Effectively and efficiently integrate both back end and front end operations of CQ Systems with NetSol. This would improve margins, reduce fixed costs of developments and simply introduce newer cost efficiencies based on both companies strengths of processes and good business practices

After streamlining key operations, Management believes that NetSol is in a position to derive higher productivity based on current capital employed. Nonetheless, as the business ramps up, management anticipates the need to hire additional personnel.

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

      o Burgeoning Chinese markets, Asian markets in general and economic boom.

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

      o The stability in economic, political and business fronts in Pakistan has opened numerous new opportunities particularly in the telecom and private sectors. o Steady increase in foreign direct investments in Pakistan and new entry of many large technology companies in Pakistan.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2005 as compared to the Quarter Ended March 31, 2004:

Net revenues for the quarters ended March 31, 2005 and 2004 were $3,190,918 and $1,700,774, respectively. Net revenues are broken out among the subsidiaries as follows:

                                      2005                   2004
                                   ----------             ----------
      Netsol USA                   $   21,606      0.68%  $  274,368    16.13%
      Netsol Tech                   1,623,307     50.87%     884,772    52.02%
      Netsol Private                   95,367      2.99%     176,969    10.41%
      Netsol Connect                  294,420      9.23%     202,130    11.88%
      Netsol UK                       125,782      3.94%      93,089     5.47%
      Netsol-Abraxas Australia         76,629      2.40%      69,446     4.08%
      CQ Systems                      799,761     25.06%          --     0.00%
      NetSol - TiG                    154,046      4.83%          --     0.00%
                                   --------------------   -------------------
          Total Net Revenues       $3,190,918    100.00%  $1,700,774   100.00%
                                   ====================   ===================

This reflects an increase of $1,490,144 or 87.62% in the current quarter as compared to the quarter ended March 31, 2004. The increase is attributable to new orders of licenses, an increase in services business, including additional maintenance work, and the addition of two new subsidiaries in the current quarter. The Company's biggest revenue growth was achieved in all three of its Pakistan based subsidiaries, which generated sales both domestically and internationally. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The export licenses of LeaseSoft and maintenance related services surged primarily due to the most recent endorsement by our biggest customer DaimlerChrysler of Germany. NetSol and DaimlerChrysler signed a global frame agreement that added new revenues and assisted in acquiring new customers such as Toyota Leasing Thailand and Mauritius Commercial Bank. The impressive growth in revenue is also attributed to several domestic contracts won in the last nine months in Pakistan. Specifically in the last quarter, NetSol's relationship with Toyota Leasing Thailand has grown through sale of new licenses and services.

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

Net income was $126,858 compared to net losses of $295,885 for the quarters ended March 31, 2005 and 2004, respectively. This is an increase of 145% compared to the prior year. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $(2,495) compared to $71,049 and the add-back for the 49.9% minority interest in NetSol-TiG was $27,500 for a total of $(29,994). During the current quarter, the Company also recognized an expense of $3,941 for the beneficial conversion feature on convertible debentures and a gain of $49,865 from the settlement of debts. Net income per share, basic and diluted, was $0.01 for the quarter ended March 31, 2005 as compared with a loss per share of $0.04 for the corresponding period last year.

The net EBITDA income was $511,507 compared to loss of $1,399 after amortization and depreciation charges of $384,649 and $294,486 respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

Nine Month Period Ended March 31, 2005 as compared to the Nine Month Period Ended March 31, 2004:

Net revenues for the nine months ended March 31, 2005 and 2004 were $7,972,450 and $3,881,731, respectively. Net revenues are broken out among the subsidiaries as follows:

                                      2005                   2004
                                   ----------             ----------
      Netsol USA                   $  295,725      3.71%  $  481,868    12.41%
      Netsol Tech                   4,564,167     57.25%   2,136,968    55.05%
      Netsol Private                  562,872      7.06%     272,650     7.02%
      Netsol Connect                  852,640     10.69%     503,530    12.97%
      Netsol UK                       574,849      7.21%     274,786     7.08%
      Netsol-Abraxas Australia        168,390      2.11%     211,929     5.46%
      CQ Systems                      799,761     10.03%          --     0.00%
      NetSol - TiG                    154,046      1.93%          --     0.00%
                                   --------------------   -------------------
          Total Net Revenues       $7,972,450    100.00%  $3,881,731   100.00%
                                   ====================   ===================

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

NetSol UK continues its business development activities and has seen good traction in its sales pipeline. NetSol UK added a very strategic new customer TiG ("The Innovation Group"), a publicly listed UK company. We believe our relationship with TiG will yield significant new recurring revenues to the subsidiary. The acquisition of CQ Systems is, thus far, proves to be a success, and management anticipates that it will make a sizable contribution to NetSol earnings going forward. NetSol has been experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe and Pakistan. The crown jewel of our product line "CMS" ("Contract Management System") which was sold to three companies of DaimlerChrysler Asia Pacific Region in 2001 for a combined value in excess of two million dollars was implemented and delivered to customers in 2003.

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

Operating expenses were $4,153,323 for the nine months ending March 31, 2005 as compared to $3,828,498, for the corresponding period last fiscal year for an increase of $324,825. The increase is mainly due to the increased sales activities of the Company and the addition of two new subsidiaries. The Company has streamlined its operations by consolidation, divestment and enhanced operating efficiencies. Depreciation and amortization expense amounted to $1,007,789 and $903,182 for the nine months ended March 31, 2005 and 2004, respectively, the increase is due to the acquisition of CQ Systems. Combined salaries and wage costs were $1,248,447 and $1,003,289 for the nine months ended March 31, 2005 and 2004, respectively, or an increase of $245,158 from the corresponding period last year.

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

Income from continued operations was $875,256 compared to loss of $1,592,303 for the nine months ended March 31, 2005 and 2004, respectively. This represents an increase of $2,467,459 for the nine-month period compared to the prior year. This is directly due to increased sales, reduction of operational expenses, improved gross margins, and the addition of two new subsidiaries.

Net income was $445,238 for the nine months ended March 31, 2005 compared to net loss of $1,515,077 for the nine months ended March 31, 2004. This is an increase of 128% compared to the prior year. The add-back for the 49.9% minority interest in NetSol Connect owned by another party was $11,764 compared to $164,387 and the add-back for the 49.9% minority interest in NetSol-TiG was $27,500 for a total of $(15,735). During the current nine months, the Company also recognized an expense of $205,906 for the beneficial conversion feature on convertible debentures, an expense of $249,638 for the fair market value of warrants issued and a gain of $239,506 from the settlement of debts. Net income per share was $0.04, basic and $0.03 diluted, for the nine months ended March 31, 2005 as compared with a loss per share, basic and diluted, of $0.18 for the corresponding period last year.

The net EBITDA income was $1,453,027 compared to loss of $611,895 after amortization and depreciation charges of $957,524 and $903,182 respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $1,596,031 at March 31, 2005 compared to $449,047 at March 31, 2004. In addition the Company had $1,083,450 in certificates of deposit. The total cash position, including the certificates of deposits, was $2,679,481 as of March 31, 2005.

Net cash used for operating activities amounted to $733,409 for the nine months ended March 31, 2005, as compared to $3,325,515 for the comparable period last fiscal year. The decrease is mainly due to an increase in net income as well as an increase in prepaid expenses and accounts receivable. In addition, the Company experienced a decrease of $394,865 in its accounts payable and accrued expenses.

Net cash used by investing activities amounted to $3,764,574 for the nine months ended March 31, 2005, as compared to $855,492 for the comparable period last fiscal year. The difference lies primarily in the purchase of subsidiary which increased intangible assets and the purchase property and equipment during the current fiscal year. The Company had net purchases of property and equipment of $804,115 compared to $372,594 for the comparable period last fiscal year. During the current fiscal year, an additional $287,797 and $250,006 was infused into the Company's minority interest in the Company's subsidiaries NetSol Connect and NetSol-TiG.

Net cash provided by financing activities amounted to $5,186,675 and $4,385,750 for the nine months ended March 31, 2005, and 2004, respectively. The current fiscal period included the cash inflow of $1,512,000 compared to $1,102,049 from issuance of equity and $999,224 compared to $1,215,575 from the exercising of stock options and warrants. In the current fiscal period, the Company received $1,589,974 of additional capital from the sale of NetSol PK Tech stock through private placement leading to an IPO in Pakistan and had net proceeds on loans and capital leases of $1,503,273 as compared to net proceeds of $868,126 in the comparable period last year. The increase in loans is from new loans entered into during the current period.

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

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for next 12 months, we have following capital needs:

      o Injection of additional new capital of up to $500,000 in a strategic joint-venture of NetSol-TiG. This partnership serves to outsource TiG's software development business to our offshore-based development facility.

      o The final payment to former CQ Systems shareholders of the remaining consideration. The amount due is based on the earnings of CQ Systems during the period of March 31, 2005 to March 31, 2006 and will be paid in cash, equity or a combination of both. The initial consideration, which was based on revenues for the period ending March 31, 2005, total approximately $3.5 million and was paid in cash and restricted shares of common stock. While the agreement permits the final consideration to be paid, in part, in restricted shares of common stock, management believes that improving net cash position of CQ and Company strongly improves the potential of meeting this obligation without raising new capital.

      o New capital requirement for NetSol Akhter, the telecom division in an amount up to $2.0 million as required by the agreement with Akhter.

      o Working capital of $1.0 million for debts payments, new business development activities and infrastructure enhancements.

      o Final note payments of $875,000 due in 12 months that was received from three separate investors to close the CQ acquisition in February 2005. These investors, who have long standing relationships with the Company, permit the extension of the maturity date upon the agreement of these investors.

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

Item 3. Controls and Procedures

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e), as of the end of the period covered by this interim report on Form 10-QSB.

In performing this evaulation, management considered that during 2005 the Company had discussions with the Staff of the SEC regarding the accounting for goodwill, the issuance of warrants relating to the PIPE financing, and, the beneficial conversion feature of the convertible debenture and the exercise of options by officers. As a result of these discussions, the Company concluded that the amount of impairment of goodwill was over-recorded and classified as amortization expense, the expense due to issuance of warrants in connection with the PIPE financing was recorded as finance charges instead of charging it against the gross proceeds of the private placement, the beneficial conversion feature of the convertible debenture was overstated and the amount due by officers on an exercise of options hadn't been properly reflected on the financial statements and these exercise of options had been recorded as receivables as of June 30, 2004. In addition for the period ended March 31, 2005, the amount of deferred liability in connection with the acquisition of CQ Systems was over-stated. The Company restated its financial statements for the fiscal year ended June 30, 2004, and the quarterly fiscal periods ended September 30, 2004 and December 31, 2004 and March 31, 2005.

Management has concluded that the disclosure controls and procedures in place relating to the accounting for goodwill, the issuance of warrants relating to the PIPE financing, the beneficial conversion feature of the convertible debenture and the exercise of options by officers were not effective as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, and has disclosed this to the Audit Committee and to the independent registered public accountants.


In response to the need to restate the financials for the periods ending June 30, 2004, September 30, 2004 and December 31, 2004, and commencing in the period ending March 31, 2005, the controller, Chief Financial Officer and auditor have agreed to meet each quarter to discuss any changes that may have occurred in accounting policies and financial reporting which may have an impact on the Company's reporting. Any material changes are reported to the audit committee. The audit committee is charged with reviewing any new accounting policies with the Company's auditor, as well as, with reviewing our periodic reports and other public disclosures. Other than this change, there has been no change in our internal control over financial reporting that occurred in the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II        OTHER INFORMATION

Item 1.  Legal Proceedings

On July 31, 2002, Herbert Smith, a law firm in England, which represented NetSol in a separate matter filed a claim for the sum of approximately $248,871 USD (which represents the original debt and the interest thereon) in the High Court of Justice Queen's bench Division. ON November 28, 2002, a Consent Order was filed with the Court agreeing to a payment plan, whereby the Company paid $10,000 USD on execution, $4,000 USD a month for one year and $6,000 USD per moth thereafter until the debt is paid. On April 18, 2005, the Company entered into a settlement agreement with Herbert Smith whereby they agreed to accept a total of $135,000 as payment in full on the loan outstanding. Of that amount, $25,000 was paid in March 2005 and the remaining balance of $110,000 was paid on May 2, 2005.

Item 2. Changes in Securities.

In the quarter ended March 31, 2005, 681,965 shares of the Company's common stock valued at $1,676,795 was issued to ten individual United Kingdom based shareholders to acquire CQ Systems, a UK company. The shares were issued to the former CQ shareholders in reliance on an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

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

Director              Voted         Withold     Percent    Total Shares Voted
-------------------------------------------------------------------------------
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

Total Shares Voted       For            Against       Abstain      Percent
----------------------------------------------------------------------------
10,472,605               10,422,101      47,628        2,876        84.97%

3. Adoption of the 2004 Employee Stock Option Plan

The Board of Directors of the Company adopted the 2004 Stock Option Plan (the "Stock Option Plan") subject to acceptance by the shareholders of the Company. This plan offers restricted shares only.

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

Total Shares Voted       For            Against      Abstain       Broker Non-Vote       Percent
------------------------------------------------------------------------------------------------
10,472,605               6,226,838       93,420       33,902         4,118,445            50.77%

4. Amendment of Articles of Incorporation

The Board of Directors of the Company agreed to the amendment of the Articles of Incorporation of the Company, subject to the approval of such amendment by the shareholders, as follows:

"Article 10. The Company shall conduct any lawful business including the business of telecommunications."

The inclusion of a specific allowance to conduct telecommunications business was required by the terms of an agreement with the government of Pakistan to allow the Company to provide voice, data and other integrated services to the retail and corporate sectors in the five largest regions of Pakistan.

The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted   For          Against       Abstain      Percent
---------------------------------------------------------------------
10,472,605           10,428,480    11,726        32,397       85.02%

Item 5.  Other Information

On April 27, 2005 the Company reported one of its directors, Mr. Irfan Mustafa, has resigned from the board of directors effective the earlier of his replacement or June 30, 2005. In addition, Mr. Derek Soper was appointed by the Board of Directors to fill a vacancy which had occurred on the board of directors as result of Mr. Shabir Randeree's decision not to run for re-election.

Mr. Mustafa served on the audit committee of the Company. Mr. Burki, a current board member, has agreed to take Mr. Mustafa's seat on that committee.

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

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (CEO)

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (CFO)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Reports on Form 8-K.

a) On January 28, 2005, NetSol Technologies, Inc. filed a current report on Form 8-K announcing the entry into a material definitive agreement to acquire 100% of the issued and outstanding shares of CQ Systems Ltd. in exchange for consideration consisting of a combination of shares of common stock of the Company and cash equal to 50.1% of the total gross revenue of CQ Systems for the one year period ending March 31, 2005 multiplied by 1.3 to be paid at closing and, 49.9% of the total gross revenue of CQ Systems for the one year period ending March 31, 2006 multiplied by 1.3 to be paid after March 31, 2006. The current report announced the Company's intention to close the transaction by no later than March 31, 2005.

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

d) On March 31, 2005, NetSol Technologies, Inc. filed a current report on Form 8-K reporting the restatement of its previously issued financial statements, related audit report and completed internal review. The current report that in response to comments received from the Securities Exchange Commission to the annual report filed on Form 10-KSB for the period ending June 30, 2005 and the quarterly reports on Form 10-QSB for the periods ended September 30, 2005, December 31, 2005, management determined that the financial statements contained errors which required a restatement of the financial statements for those periods. The errors requiring a restatement resulted in an increase in Net Shareholders' Equity during those periods and a decrease in net loss for the period ending June 30, 2004 and an increase in net income for the periods ended September 30, 2004 and December 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: March 21, 2006                   /s/ Naeem Ghauri
                                       -----------------------------------------
                                       NAEEM GHAURI
                                       Chief Executive Officer


Date: March 21, 2006                   /s/ Naeem Ghauri
                                       -----------------------------------------
                                       NAJEEB GHAURI
                                       Chairman