Form 10KSB/A
period 2005-06-30
NETSOL TECHNOLOGIES INC
filed 2006-03-21
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

     10.8 Amendment to Employment Agreement, dated April 1 ,2005, by and between NetSol Technologies, Inc. and Naeem Ghauri.*

     10.9 Amendment to Employment Agreement, dated April 1, 2005, by and between NetSol Technologies, Inc. and Najeeb Ghauri.*

     10.10 Amendment to Employment Agreement, dated April 1, 2005, by and between NetSol Technologies, Inc. and Salim Ghauri.*

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

     10.14 Share Purchase Agreement dated as of January 19, 2005 by and between the Company and the shareholders of CQ Systems Ltd. incorporated by reference as Exhibit 2.1 to NetSol's Current Report filed on form 8-K on January 25, 2005.*

     10.18  Lease Agreement with Regus Business Services (Shanghai) Ltd.*

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

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NetSol Technologies, Inc.


Date: March 21, 2006                       BY: /S/ NAEEM GHAURI
                                               ---------------------------------
                                               Naeem Ghauri
                                               CEO


Date: March 21, 2006                       BY: /S/ Tina Gilger
                                               ---------------------------------
                                               Tina Gilger
                                               Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 21, 2006                      BY: /S/ NAJEEB U. GHAURI
                                               ---------------------------------
                                                   Najeeb U. Ghauri
                                                   Director, Chairman

Date:  March 21, 2006                      BY: /S/ SALIM GHAURI
                                               ---------------------------------
                                                   Salim Ghauri
                                                   President,
                                                   Director

Date:  March 21, 2006                      BY: /S/ NAEEM GHAURI
                                               ---------------------------------
                                                   Naeem Ghauri
                                                   Director
                                                   Chief Executive Officer

Date:  March 21, 2006                      BY: /S/ JIM MOODY
                                               ---------------------------------
                                                   Jim Moody
                                                   Director

Date:  March 21, 2006                      BY: /S/ EUGEN BECKERT
                                               ---------------------------------
                                                   Eugen Beckert
                                                   Director

Date:  March 21, 2006                      BY: /S/ SHAHID JAVED BURKI
                                               ---------------------------------
                                                   Shahid Javed Burki
                                                   Director

Date:  March 21, 2006                      BY: /S/ DEREK SOPER
                                               ---------------------------------
                                                   Derek Soper
                                                   Director

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

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2005 and 2004.......................................................F-7

Notes to Consolidated Financial Statements...................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of NetSol Technologies (PVT) Limited, NetSol
(PVT) Limited, NetSol Connect (PVT) Limited and TiG-NetSol (PVT) Limited, whose statements reflect combined total assets of approximately $11,669,359 as of June 30, 2005 and combined total net revenues of $8,925,493 and $4,452,435 for the years ended June 30, 2005 and 2004, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for NetSol Technologies (PVT) Limited, NetSol (PVT) Limited, NetSol Connect (PVT) Limited, and TiG-NetSol (PV) Limited, for the years ended June 30, 2005 and 2004, is based solely on the report of the other auditors.

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