Form 10QSB
period 2006-03-31
NETSOL TECHNOLOGIES INC
filed 2006-05-09
CIK 1039280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2006

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

                                 Yes |X| No |_|

The issuer had 15,151,292 shares of its $.001 par value Common Stock issued and outstanding as of May 5, 2006.

Transitional Small Business Disclosure Format (check one)

                                 Yes |_| No |X|





--------------------------------------------------------------------------------

                            NETSOL TECHNOLOGIES, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                        Page No.

Item 1.  Financial Statements

Consolidated Unaudited Balance Sheet as of March 31, 2006                                           3

Comparative Unaudited Consolidated Statements of Operations
for the Three and Nine Months Ended March 31, 2006 and 2005 (restated)                              4

Comparative Unaudited Consolidated Statements of Cash Flow
for the Nine Months Ended March 31, 2006 and 2005 (restated)                                        5

Notes to the Unaudited Consolidated Financial Statements                                            7

Item 2.  Management's Discussion and Analysis or Plan of Operation                                 20

Item 3.  Controls and Procedures                                                                   29


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         30

Item 2.  Changes in Securities                                                                     30

Item 3.  Defaults Upon Senior Securities                                                           30

Item 4.  Submission of Matters to a Vote of Security Holders                                       30

Item 5.  Other Information                                                                         31

Item 6.  Exhibits and Reports on Form 8-K                                                          32

         (a) Exhibits (b) Reports on Form 8-K

Signatures                                                                                         32


--------------------------------------------------------------------------------
                                                                          Page 2

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET -- MARCH 31, 2006
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $ 2,390,245
     Certificates of deposit                                                          2,098,003
     Accounts receivable, net of allowance for doubtful accounts of $80,000           5,810,972
     Revenues in excess of billings                                                   3,416,762
     Other current assets                                                             2,067,396
                                                                                ----------------
        Total current assets                                                                            15,783,378
PROPERTY AND EQUIPMENT, net of accumulated depreciation                                                  6,425,581
INTANGIBLES:
     Product licenses, renewals, enhancements, copyrights,
        trademarks, and tradenames, net                                               4,623,098
     Customer lists, net                                                              1,083,528
     Goodwill                                                                         1,166,611
                                                                                ----------------
        Total intangibles                                                                                6,873,237
                                                                                                  -----------------
        TOTAL ASSETS                                                                                  $ 29,082,196
                                                                                                  =================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                          $ 3,022,585
     Current portion of notes and obligations under capitalized leases                1,076,757
     Billings in excess of revenues                                                     300,029
     Due to officers                                                                     83,021
     Deferred liability                                                                 313,397
     Loans payable, bank                                                                755,095
                                                                                ----------------
        Total current liabilities                                                                        5,550,884
OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                                              118,079
                                                                                                  -----------------
        TOTAL LIABILITIES                                                                                5,668,963
MINORITY INTEREST                                                                                        1,385,010
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value; 45,000,000 share authorized;
        15,142,185 issued and outstanding                                                15,142
     Additional paid-in-capital                                                      52,584,940
     Treasury stock                                                                     (27,197)
     Accumulated deficit                                                            (29,968,384)
     Stock subscription receivable                                                     (372,688)
     Common stock to be issued                                                          116,000
     Other comprehensive loss                                                          (319,590)
                                                                                ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                                      22,028,223
                                                                                                  -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 29,082,196
                                                                                                  =================

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                For the Three Month Periods      For the Nine Month Periods
                                                                      Ended March 31,                  Ended March 31,
                                                                   2006            2005             2006             2005
                                                               --------------  -------------   ---------------  ---------------
                                                                                 (restated)                         (restated)

NET REVENUES                                                     $ 5,045,827    $ 3,190,918     $  14,040,185     $  7,972,450
COST OF REVENUES                                                   2,318,529      1,342,216         5,962,913        2,943,871
                                                               --------------  -------------   ---------------  ---------------
GROSS PROFIT                                                       2,727,298      1,848,702         8,077,272        5,028,579

OPERATING EXPENSES:
      Selling and marketing                                          444,472        219,399         1,190,906          474,099
      Depreciation and amortization                                  594,385        384,649         1,711,771        1,007,789
      Settlement costs                                                     -              -            15,953           43,200
      Bad debt expense                                                19,561              -            27,289                -
      Salaries and wages                                             597,636        453,226         1,686,726        1,248,447
      Professional services, including non-cash
          compensation                                               126,806        112,830           365,152          368,135
      General and adminstrative                                      675,339        462,421         1,850,885        1,011,653
                                                               --------------  -------------   ---------------  ---------------
          Total operating expenses                                 2,458,199      1,632,525         6,848,682        4,153,323
                                                               -----------------------------   ---------------  ---------------
INCOME  FROM OPERATIONS                                              269,099        216,177         1,228,590          875,256
OTHER INCOME AND (EXPENSES)
      Gain (Loss) on sale of assets                                  (38,624)             -           (34,014)            (620)
      Beneficial conversion feature                                   (2,628)        (3,941)          (14,389)        (205,906)
      Fair market value of warrants issued                           (12,016)             -           (21,505)        (249,638)
      Gain on forgiveness of debt                                      1,318         49,865             8,294          239,506
      Interest expense                                               (75,015)       (47,356)         (240,900)        (177,356)
      Interest income                                                 93,376         11,181           272,417           12,978
      Other income and (expenses)                                     (2,484)       (10,287)          (57,129)          28,013
      Income taxes                                                   (24,080)       (58,787)          (90,891)         (61,260)
                                                               --------------  -------------   ---------------  ---------------
          Total other expenses                                       (60,153)       (59,325)         (178,117)        (414,283)
                                                               --------------  -------------   ---------------  ---------------
NET INCOME BEFORE MINORITY INTEREST IN SUB SUBSIDIARY                208,946        156,852         1,050,473          460,973
MINORITY INTEREST IN SUBSIDIARY                                     (187,127)       (29,994)         (699,872)         (15,735)
                                                               --------------  -------------   ---------------  ---------------
NET INCOME                                                            21,819        126,858           350,601          445,238
OTHER COMPREHENSIVE (LOSS)/GAIN:
      Translation adjustment                                        (115,740)       (11,252)          201,100         (219,660)
                                                               --------------  -------------   ---------------  ---------------
COMPREHENSIVE INCOME (LOSS)                                      $   (93,921)   $   115,606     $     551,701     $    225,578
                                                               ==============  =============   ===============  ===============

NET INCOME  PER SHARE:
      Basic                                                           $ 0.00         $ 0.01            $ 0.02           $ 0.04
                                                               ==============  =============   ===============  ===============
      Diluted                                                         $ 0.00         $ 0.01            $ 0.02           $ 0.03
                                                               ==============  =============   ===============  ===============

Weighted average number of shares outstanding
      Basic                                                       14,852,941     12,704,226        14,267,690       10,937,910
      Diluted                                                     15,278,168     15,642,431        14,692,917       13,750,981


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         For the Nine Month Periods
                                                                               Ended March 31,
                                                                           2006             2005
                                                                      ---------------- ----------------
                                                                                         (Restated)
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income from continuing operations                             $    350,601     $    445,238
       Adjustments to reconcile net income  to net cash
           used in operating activities:
       Depreciation and amortization                                        1,988,501        1,258,891
       Provision for uncollectible accounts                                    27,289                -
       Gain on settlement of debt                                              (8,294)        (239,506)
       Loss on sale of assets                                                  34,014              620
       Minority interest in subsidiary                                        699,872           15,735
       Stock issued for services                                              165,270           89,065
       Fair market value of options and warrants granted                       25,618          249,638
       Beneficial conversion feature                                           14,389          205,906
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
       INCREASE IN ASSETS:
           Accounts receivable                                             (1,931,901)      (2,568,139)
           Other current assets                                            (2,593,864)      (1,701,031)
       DECREASE IN LIABILITIES:
           Accounts payable and accrued expenses                              491,148          394,862
           Deferred Liability                                                       -        1,115,312
                                                                      ---------------------------------
       NET CASH USED IN OPERATING ACTIVITIES                                 (737,357)        (733,409)
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                 (2,063,284)        (804,115)
       Sales of property and equipment                                        111,417           86,988
       Proceeds/(Purchases) of certificates of deposit - net               (1,892,523)         341,403
       Increase in intangible assets - development costs                     (726,408)      (4,071,950)
       Capital investments in minority interest of subsidiary                       -          537,803
       Cash brought in at acquisition                                           2,132          145,297
                                                                      ---------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                               (4,568,666)      (3,764,574)
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                   1,400,000        1,512,000
       Proceeds from the exercise of stock options                            384,062          999,224
       Capital contributed from sale of subsidary stock                     4,031,001        1,589,974
       Purchase of treasury shares                                                  -          (51,704)
       Proceeds from loans                                                          -        1,503,273
       Capital lease obligations & loans (net)                                417,678         (366,092)
                                                                      ---------------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                            6,232,741        5,186,675
 EFFECT OF EXCHANGE RATE CHANGES IN CASH                                       91,800           36,175
                                                                      ---------------- ----------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,018,518          724,867
 Cash and cash equivalents, beginning of period                             1,371,727          871,161
                                                                      ---------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  2,390,245     $  1,596,028
                                                                      =================================


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                   NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



                                                                                  For the Nine Month Periods
                                                                                       Ended March 31,
                                                                                     2006           2005

 SUPPLEMENTAL DISCLOSURES:
       Cash paid during the period for:
          Interest                                                                 $  206,141    $    92,631
                                                                                 =============  =============
          Taxes                                                                    $   12,454    $    72,870
                                                                                 =============  =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued for services and compensation                            $  101,190    $   141,010
                                                                                 =============  =============
      Common stock issued for accrued expenses and accounts payable                $   64,078    $    31,968
                                                                                 =============  =============
      Common stock issued for conversion of convertible debenture                  $  150,000    $ 1,050,000
                                                                                 =============  =============
      Common stock issued for settlement of debt                                   $        -    $    45,965
                                                                                 =============  =============
      Common stock issued for payment of note payable and related interest         $   71,018    $         -
                                                                                 =============  =============
      Common stock issued for acquisition of product license                       $        -    $    91,600
                                                                                 =============  =============
      Common stock issued for acquisition of subsidiary                            $        -    $ 1,676,795
                                                                                 =============  =============



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


These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's amended annual report on Form 10-KSB/A for the year ended June 30, 2005. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.


The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (PVT), Ltd. ("PK Tech"), NetSol (PVT), Limited ("PK Private"), NetSol Abraxas Australia Pty Ltd. ("NetSol Abraxas"), NetSol Technologies UK, Ltd. ("NetSol UK"), and CQ Systems Ltd.("CQ Systems"), as well as the subsidiaries in which the Company owns a controlling percentage, NetSol CONNECT (PVT), Ltd. (now, NetSol Akhter Pvt. Ltd.) ("Connect"), TiG-NetSol (Pvt) Ltd. ("NetSol-TiG"), and Talk Trainers (Private) Limited ("Talk Trainers"). All material inter-company accounts have been eliminated in consolidation.


For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.


NOTE 2 - USE OF ESTIMATES:


The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

--------------------------------------------------------------------------------

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

      3. Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.


This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.


NOTE 4 - NET INCOME PER SHARE:


Net income per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


-----------------------------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED MARCH 31, 2006                NET INCOME        SHARES        PER SHARE
-----------------------------------------------------------------------------------------------------
 Basic earnings per share:
       Net income available to common shareholders          $ 350,601      14,267,690         $ 0.02
 Effect of dilutive securities
       Stock options                                                          423,865
       Warrants                                                                 1,362
                                                       --------------- --------------- --------------
 Diluted earnings per share                                 $ 350,601      14,692,917         $ 0.02
                                                       =============== =============== ==============


-----------------------------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED MARCH 31, 2005                NET INCOME        SHARES        PER SHARE
-----------------------------------------------------------------------------------------------------
 Basic earnings per share:
       Net income available to common shareholders          $ 445,238      10,937,910         $ 0.04
 Effect of dilutive securities
       Stock options                                                        1,981,309
       Warrants                                                               831,761
                                                       --------------- --------------- --------------
 Diluted earnings per share                                 $ 445,238      13,750,980         $ 0.03
                                                       =============== =============== ==============

--------------------------------------------------------------------------------

NOTE 5 - FOREIGN CURRENCY:


The accounts of NetSol Technologies UK, Ltd., and CQ Systems use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol (Pvt), Limited, NetSol Connect PVT, Ltd., NetSol-TiG, and Talk Trainers use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol USA, Inc., use the U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $319,590 at March 31, 2006 are classified as an item of accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet. During the nine months ended March 31, 2006 and 2005, comprehensive income (loss) in the consolidated statements of operation included translation income of $201,100 and loss of $219,660, respectively.


NOTE 6 - RESTRICTED CASH


During the quarter ended December 31, 2005 the Company established a Letter of Credit with its bank in the amount of $206,900 for the purpose of purchasing a third-party software package to be used in a project for one of its customers. The funds were transferred into a separate bank account and were to be released to the vendor when certain criteria were met. During the quarter ended March 31, 2006, the conditions were met and the funds were released to the vendor.


NOTE 7 - OTHER CURRENT ASSETS


Other current assets consist of the following at March 31, 2006:


 Prepaid Expenses                                      $ 1,054,961
 Advance Income Tax                                        191,343
 Employee Advances                                          52,044
 Security Deposits                                          82,496
 Other Receivables                                         595,037
 Other Assets                                               91,515

                                                    ---------------
     Total                                             $ 2,067,396
                                                    ===============



In August 2004, the Company entered into a two-year consulting agreement with a non-related third party whereby the Company agreed to pay the consultant a total of 100,000 shares of its common stock valued at $111,920. This has been recorded as a prepaid expense and is being amortized over the life of the service agreement. During the nine months ended March 31, 2006 and 2005, $41,700 and $34,975 was expensed respectively.


NOTE 8 - DEBTS


NOTES PAYABLE


Notes payable as of March 31, 2006 consist of the following:


------------------------------------------------------------  -----------------  ------------------
                                                Balance at         Current           Long-Term
                     Name                        3/31/06         Maturities         Maturities
------------------------------------------------------------  -----------------  ------------------
 A. Zaman Settlement                            $    16,300        $    16,300        $          -
 D&O Insurance                                      129,882            129,882                   -
 Professional Liability Insurance                     2,640              2,640                   -
 Noon Group                                         555,390            555,390                   -
 Gulf Crown                                         250,000            250,000                   -
 Subsidiary Capital Leases                          122,545            122,545                   -

                                               -------------  -----------------  ------------------
                                                $ 1,076,757        $ 1,076,757        $          -
                                               =============  =================  ==================


--------------------------------------------------------------------------------

In June 2002, the Company signed a settlement agreement with a former employee for payment of past services rendered. The Company agreed to pay the employee a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2005 and March 31, 2006 was $16,300. The entire balance has been classified as a current liability in the accompanying consolidated financials statements.

In February 2005, the Company received a loan from Noon Group in the amount of $500,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the nine months ended March 31, 2006, $36,596 of accrued interest was recorded for this loan. Total accrued interest added to the loan at March 31, 2006 was $55,390. In March, 2006, the note was extended for another year.

In February 2005, the Company received a loan from Gulf Crown Investments in the amount of $250,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the nine months ended March 31, 2006, $18,298 of accrued interest was recorded for this loan. On March 31, 2006, the total accrued interest of $27,695 was paid to the note holder. On April 12, 2006, the principle of the note was paid to the note holder.

In May 2005, the Company executed a note in favor of Maxim Group, LLC ("Maxim") in the amount of $250,000. The funds were due as compensation for mergers and acquisition related services provided by Maxim Group, LLC, in connection with the CQ Systems Ltd. transaction. The note was due on July 25, 2005 and carries an interest rate of 12% starting on the due date and increases 1.5% per month thereafter. The note called for $150,000 to be paid with 80,214 shares the Company's common stock and the balance of $100,000 to be paid in cash. In May 2005, the shares were issued. In addition, the loan called for $3,000 worth of additional shares for each month that the shares are not registered after the 120 day maturity date and a $10,000 penalty for late payment. On October 3, 2005, the Company paid Maxim $50,000 cash, and issued a total of 36,606 shares valued at $71,018 for the balance of the note of $50,000, accrued interest of $2,453 and penalties of $16,000.

In October 2005, the Company renewed its professional liability insurance for which the annual premium is $8,050. The Company has arranged for financing with the insurance company with a down payment of $1,610 and ten monthly payments of $674 each. During the nine months ended March 31, 2006, the Company paid $3,800. The balance owing at March 31, 2006 was $2,640 and is classified as a current liability in the accompanying consolidated financials statements.

In January 2006, the Company renewed its directors and officers' liability insurance for which the annual premium is $185,000. In January 2006, the Company arranged financing with AFCO Credit Corporation with a down payment of $19,007 with the balance to be paid in nine monthly installments of $19,007 each. The balance owing as of March 31, 2006 was $129,881.


In addition, the various subsidiaries had current maturities of capital leases of $122,545, as of March 31, 2006.


BANK NOTE


The Company's Pakistan subsidiaries, NetSol Technologies (Private) Ltd., and NetSol (Private) Ltd., each have one loan with a bank, secured by the Company's assets. These notes consist of the following as of March 31, 2006:



       TYPE OF              MATURITY          INTEREST          BALANCE
         LOAN                 DATE              RATE              USD
----------------------------------------------------------------------------

Export Refinance       Every 6 months                   8%        $ 665,779
Line of Credit         December 31, 2006               11%           89,316

                                                           -----------------
Total                                                             $ 755,095
                                                           =================


DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. As of June 30, 2005, the officers had a balance owing to them of $47,636. One of the officers has deferred the increase in his wages. During the nine months ended March 31, 2006, $37,500 of accrued wages was added to the balance due to officers and $30,464 was remitted to one officer against the amounts owing to him. The balance owing as of March 31, 2006 was $47,172. In addition, an officer of Talk Trainers had $35,849 owed to him as of March 31, 2006.

--------------------------------------------------------------------------------

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

In January 2006, the Company sold 933,334 shares of the Company's common stock for $1,400,000 in a private placement.

SERVICES, ACCRUED EXPENSES AND PAYABLES

During the nine months ended March 31, 2006, the Company issued 5,500 restricted Rule 144 common shares in exchange for services rendered valued at $9,957. Compensation expense was calculated based upon the fair market value of the freely trading shares as quoted on NASDAQ over the service period.

In July 2004, the Board of Directors and officers were granted the right to receive shares of the Company's common stock if certain conditions were met during their 2004 - 2005 term of office. These conditions were met and a total of 28,000 restricted Rule 144 common shares were issued in August 2005 and 11,000 shares were issued in March 2006. The shares were valued at the fair market value at the date of grant of $57,034 or $1.46 per share.


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

In October 2005, the Company entered into an agreement with a vendor whereby the Company agreed to issue $2,500 worth of stock per month as payment for services rendered. The stock is to be issued after the end of each quarter. The Company issued 3,983 shares of its common stock during the quarter ended March 31, 2006 for the previous quarter services and recorded 3,772 shares of common stock valued at $7,500 to "Stock to Be Issued" under this agreement during the quarter ended March 31, 2006.

In March 2006, the Company entered into an agreement with a former consultant whereby the Company agreed to issue the consultant 10,000 restricted Rule 144 shares of its common stock valued at $19,200 for past services.


STOCK OPTIONS AND WARRANTS EXERCISED


During the nine months ended March 31, 2006, the Company issued 175,000 shares of its common stock for the exercise of options valued at $195,000. Of these, $52,500 has been recorded as "Stock Subscription Receivable".


ISSUANCE OF SHARES FOR CONVERSION OF DEBT

During the quarter ended September 30, 2005, one of the convertible debenture holders elected to convert their note into common stock. The total of the note converted was $50,000 and the Company issued 26,882 shares of its common stock to the note holder.

During the quarter ended March 31, 2005, two of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $100,000 and the Company issued 53,764 shares of its common stock to the note holders.


--------------------------------------------------------------------------------

STOCK SUBSCRIPTION RECEIVABLE


Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in process when the quarter ended.

The balance at June 30, 2005 was $616,650. During the nine months ended March 31, 2006, the Company received a total of $252,812 as payment on the receivable and recorded $52,500 as receivable. The Company also recorded the cancellation of $43,650 due as a charge to additional paid-in capital as a result of a review of the records when the amount was recorded in 2000. It was determined the amount was not due and therefore was cancelled. The balance at March 31, 2006 was $372,688.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the nine months ended March 31, 2006:




                                                                         Exercise                       Exercise
                                                         Options          Price          Warrants        Price
                                                     ---------------  ---------------  ------------  ---------------
Outstanding and exercisable, June 30, 2005                5,038,000   $0.75 to $5.00       655,280   $1.75 to $5.00
     Granted                                              1,322,500   $1.65 to $2.89        40,323       $3.30
     Exercised                                             (175,000)  $0.75 to $1.75             -
     Expired                                                      -                              -
                                                     ---------------                   ------------
Outstanding and exercisable, March 31, 2006               6,185,250                        695,603




During the nine months ended March 31, 2006, a total of 1,320,000 options were granted to employees of the Company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. The exercise price of the options ranges from $1.65 to $2.89. No expense was recorded for the granting of these options.

During the nine months ended March 31, 2006, a total of 2,500 options were granted to a consultant and are fully vested from the date of grant. The options expire in ten years and have an exercise price of $1.98 per share. The options were valued using the fair value method at $4,113 or $1.65 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate               3.25%
Expected life                         10 years
Expected volatility                   82%
Dividend yield                        0%

During the nine months ended March 31, 2005, 714,000 options were granted to employees of the company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. No expense was recorded for the granting of these options.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for nine months ended March 31, 2006 and 2005 as follows:


                                                                2006                   2005
                                                          ------------------     ------------------
Net income - as reported                                       $    350,601           $    445,238
Stock-based employee compensation expense,
     included in reported net loss, net of tax                            -                      -

Total stock-based employee compensation
     expense determined under fair-value-based
     method for all rewards, net of tax                          (1,496,750)              (313,195)
                                                          ------------------     ------------------
Pro forma net loss                                             $ (1,146,149)          $    132,043
                                                          ==================     ==================

Earnings per share:
     Basic, as reported                                                0.02                   0.04
     Diluted, as reported                                              0.02                   0.03

     Basic, pro forma                                                 (0.08)                  0.01
     Diluted, pro forma                                               (0.08)                  0.01


--------------------------------------------------------------------------------

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

During the quarter ended March 31, 2006, two debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 26,882 common shares were issued to the note holders. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $12,016 or $0.45 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

                  Risk-free interest rate                     3.25%
                  Expected life                               5 years
                  Expected volatility                         44%
                  Dividend yield                              0%



--------------------------------------------------------------------------------

NOTE 10 - INTANGIBLE ASSETS:


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


Product licenses and customer lists were comprised of the following as of March 31, 2006:




                                               Product Licenses       Customer Lists          Total
                                              --------------------  -------------------  -----------------
 Intangible asset - June 30, 2005                     $ 8,799,323          $ 3,294,758       $ 12,094,080
 Additions                                                688,341                    -            688,341
 Effect of translation adjustment                         (27,040)                   -            (27,040)
 Accumulated amortization                              (4,837,526)          (2,211,230)        (7,048,756)
                                              --------------------  -------------------  -----------------
     Net balance - March 31, 2006                     $ 4,623,098          $ 1,083,528        $ 5,706,625
                                              ====================  ===================  =================

 Amortization expense:
 Nine months ended March 31, 2006                     $ 1,048,591            $ 471,465        $ 1,520,056
                                              ====================  ===================  =================
 Nine months ended March 31, 2005                       $ 645,942            $ 258,696          $ 904,638
                                              ====================  ===================  =================


The above amortization expense includes amounts in "Cost of Goods Sold" for capitalized software development costs of $56,528 and $40,014 for the nine months ended March 31, 2006 and 2005, respectively.

Amortization expense of intangible assets over the next five years is as follows:



---------------------------------------------------------------------------------------------------------------
                                             FISCAL PERIOD ENDING
         Asset             3/31/06         3/31/07        3/31/08       3/31/09     3/31/10           TOTAL
---------------------------------------------------------------------------------------------------------------
 Product Licences          $   761,903       $ 591,872      $ 589,722   $ 510,507     $      -     $ 2,454,004
 Customer Lists                315,348         263,376        263,376     241,428            -       1,083,528

                        -----------------------------------------------------------------------   -------------
                           $ 1,077,251       $ 855,248      $ 853,098   $ 751,935     $      -     $ 3,537,532
                        =======================================================================   =============


There were no impairments of the goodwill asset in the nine months ended March 31, 2006 and 2005.

--------------------------------------------------------------------------------

NOTE 12 - LITIGATION:


To the best knowledge of Company's management and counsel, there is no material litigation pending or threatened against the Company.


NOTE 13 - SEGMENT INFORMATION


The following table presents a summary of operating information and certain year-end balance sheet information for the nine months ended March 31:



                                                              2006                2005
                                                        ------------------  ------------------
 Revenues from unaffiliated customers:                                          (restated)

      North America                                          $     45,250        $    295,725
      International                                            13,994,935           7,676,725
                                                        ------------------  ------------------
         Consolidated                                        $ 14,040,185        $  7,972,450
                                                        ==================  ==================

 Operating loss:
      North America                                          $ (2,623,075)       $ (1,932,368)
      International                                             3,851,665           2,807,624
                                                        ------------------  ------------------
         Consolidated                                        $  1,228,590           $ 875,256
                                                        ==================  ==================

 Identifiable assets:
      North America                                          $  5,679,763        $  6,568,062
      International                                            23,402,433          15,241,710
                                                        ------------------  ------------------
         Consolidated                                        $ 29,082,196        $ 21,809,772
                                                        ==================  ==================

 Depreciation and amortization:
      North America                                          $  1,445,977        $    860,330
      International                                               542,524             147,460
                                                        ------------------  ------------------
         Consolidated                                        $  1,988,501        $  1,007,790
                                                        ==================  ==================

 Capital expenditures:
      North America                                          $          -        $          -
      International                                             2,177,827             624,703
                                                        ------------------  ------------------
         Consolidated                                        $  2,177,827        $    624,703
                                                        ==================  ==================



NOTE 14 - MINORITY INTEREST IN SUBSIDIARY


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

--------------------------------------------------------------------------------

For the nine months ended March 31, 2006 and 2005, the subsidiary had net income of $48,838 and net losses of $23,576, respectively, of which $24,370 and ($14,259) respectively, was recorded against the minority interest. The balance of the minority interest at March 31, 2006 was $348,308.


NetSol-TiG:


In December 2004, NetSol forged a relationship with a UK based public company TiG Plc. A joint venture agreement was signed by the two companies to create a new company, TiG NetSol Pvt Ltd. ("NetSol-TiG"), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The agreement anticipates TiG's technology business to be outsourced to NetSol's offshore development facility. Both companies, according to this agreement, would invest a total of $1 million or $500,000 each for infrastructure, dedicated personnel and systems in the NetSol IT campus in Lahore.

During the year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626. The new subsidiary began operations during the quarter ended March 31, 2005.

For the nine months ended March 31, 2006, the subsidiary had net income of $622,684, of which $310,719 was recorded against the minority interest. For the three months ended March 31, 2005, (the first quarter of activity) the subsidiary had net income of $55,110, of which $27,500 was recorded against the minority interest. The balance of the minority interest at March 31, 2006 was $687,808.

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

For the nine months ended March 31, 2006, the subsidiary had net income of $1,300,277, of which $365,768 was recorded against the minority interest. The balance of the minority interest at March 31, 2006 was $365,768.

Talk Trainers (Private) Limited ("Talk Trainers")

In February 2006, the Company purchased for $60,012 50.1% of the outstanding shares in Talk Trainers (Private) Limited, ("Talk Trainers"), a Pakistan corporation which provides educational, professional courses, training and Human Resource services to the corporate sector. The major stockholder of Talk Trainers was Mr. Ayub Ghuari, brother to the executive officers of the Company, and therefore the acquisition was recorded at historical cost as the entities are under common control. As the effects of this transaction are immaterial to the Company overall, no pro forma information is provided.

For the three months ended March 31, 2006, the subsidiary had a net loss of $1,974, of which $985 was recorded against the minority interest. The balance of the minority interest at March 31, 2006 was ($16,874).


NOTE 15 - CONVERTIBLE DEBENTURE


On March 24, 2004, the Company entered into an agreement with several investors to acquire Series A Convertible Debentures (the "Bridge Loan") whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $252,257. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. During the nine months ended March 31, 2006, the Company amortized $11,825. The unamortized balance at March 31, 2006 was $0.


During the nine months ended March 31, 2006, three of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $150,000 and the Company issued 80,646 shares of its common stock to the note holders. The net balance at March 31, 2006, was $0.

--------------------------------------------------------------------------------

Under the terms of the Bridge Loan agreements, and supplements thereto, the debentures bear interest at the rate of 10% per annum, payable on a quarterly basis in common stock or cash at the election of the Company. The maturity date is 24 months from the date of signing, or March 26, 2006. Pursuant to the terms of a supplemental agreement dated May 5, 2004 between NetSol and the debenture holders, the conversion rate was set at one share for each $1.86 of principal. During the nine months ended March 31, 2006, the Company recorded interest expense on the debentures in the amount of $5,440.


In addition, each debenture holder is entitled to receive at the time of conversion warrants equal to one-half of the total number of shares issued. The total number of warrants that may be granted is 322,582. The warrants expire in five years and have an exercise price of $3.30 per share. The fair value of the warrants will be calculated and recorded using the Black-Scholes method at the time of granting, when the debenture is converted. During the nine months ended March 31, 2006, three debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 40,323 common shares were issued to the note holders, (see note 9). The warrants were valued using the fair value method at $21,505. The expense was recorded in the accompanying consolidated financial statements.


NOTE 16 - GAIN ON SETTLEMENT OF DEBT


During the nine months ended March 31, 2006, the Company entered into agreements with several vendors whereby the vendors agreed to accept as payment in full amounts less than the invoiced amount. As a result of these settlements, the Company recorded a net gain on settlement of debt of $8,294.


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


NOTE 17 - ACQUISITION OF CQ SYSTEMS

On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition closed on February 22, 2005.

NOTE 18 - RESTATEMENT

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

--------------------------------------------------------------------------------

The Company has restated its financial statements for these adjustments as of March 31, 2005.

The effect of the correction of the error is as follows:


                                                 AS
                                             PREVIOUSLY              AS
                                              REPORTED            RESTATED
                                           ------------------   ----------------

              BALANCE SHEET
                                                   As of March 31, 2005
                                                   --------------------
Assets:
      Other current assets                   $  1,207,016       $  1,182,456
      Goodwill                               $  3,404,886       $  1,166,611
      Total intangibles                      $  9,762,937       $  7,524,662
      Total assets                           $ 24,072,607       $ 21,809,772

Liabilities:
      Current portion of notes               $  4,814,463       $  1,460,876
      Due to officers                        $         --       $     40,136
      Deferred liability                     $         --       $  1,115,312
      Convertible debenture payable          $    120,000       $    134,234
      Total liabilities                      $  8,506,805       $  6,322,899

Stockholder's Equity:
      Additional paid-in capital             $ 46,817,522       $ 46,769,779
      Accumulated deficit                    $(30,488,248)      $(30,537,075)
      Subscription receivable                $  1,328,142       $ (1,187,150)
      Total stockholder's equity             $ 15,186,050       $ 15,107,121

         STATEMENT OF OPERATIONS:
                                                For the nine months ended
                                                      March 31, 2005
                                                      --------------
      Depreciation and amortization          $    986,755       $  1,007,789
      General and adminstrative              $  1,032,687       $  1,011,653
      Total operating expenses               $  4,153,323       $  4,153,323
      Income  from operations                $    875,256       $    875,256
      Beneficial conversion feature exp      $   (239,416)      $   (206,906)
      Other income (expense)                 $     (2,779)      $    (20,269)
      Net income                             $    429,218       $    445,238

      Net income (loss) per share:
          Basic                              $       0.04       $       0.04
          Diluted                            $       0.03       $       0.03



NOTE 19 - SUBSEQUENT EVENTS


On May 6, 2006, the Company entered into an agreement to acquire 100% of the issued and outstanding stock of with McCue Systems, Inc. ("McCue"), a California corporation. The agreement calls for a closing date on or around June 30, 2006.

--------------------------------------------------------------------------------

According to the terms of the Share Purchase Agreement, the Company is to acquire 100% of the issued and outstanding shares of McCue from McCue's current shareholders, whose identity is set forth in the Share Purchase Agreement (the "McCue Shareholders") at the completion date in exchange for a purchase price consisting of: a) 50% of McCue's total gross revenue for the audited twelve month period ending December 31, 2005 after an adjustment for any revenue occurring outside of the company's ordinary scope of operations as defined by US GAAP multiplied by 1.5 payable: (i) 50% in shares of restricted common stock of the Company at the 30 day volume weighted average price ("VWAP) for each of the 30 trading days prior to the execution date of this agreement or at the VWAP for each of the 30 trading days prior to November 30, 2005 whichever is the greater VWAP; and, (ii) 50% in cash; b) 25% of McCue's total gross revenue for the twelve months ending December 31, 2006 multiplied by 1.5 payable, at the Company's discretion: (i) wholly in cash; or (ii) on the same basis and on the same terms as the initial payment provided that under no circumstances shall the total number of shares of common stock issued to the McCue Shareholders exceed 19% of the issued and outstanding shares of common stock, less treasury shares, of the Company at May 6, 2006; and c) 25% of McCue's total gross revenue for the twelve months ending December 31, 2007 multiplied by 1.5 payable, at the Company's discretion: (i) wholly in cash; or (ii) on the same basis and on the same terms as the initial payment provided that under no circumstances shall the total number of shares of common stock issued to the McCue Shareholders exceed 19% of the issued and outstanding shares of common stock, less treasury shares, of the Company at May 6, 2006.

At the time of this report, the audit of McCue's financial statements for the year ended December 31, 2005 are still underway and the final purchase price is to be determined based on the audited December 31, 2005 revenues. The estimated purchase price is approximately $8.6 million.


In April 2006, the Company paid $250,000 cash to settle the note payable due to Gulf Crown Investments.


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and nine months ending March 31, 2006.

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

Our subsidiary, NetSol Technologies Pvt. Ltd., a Pakistan Limited Company, ("NetSol PK"), develops the majority of our software. NetSol PK was the first company in Pakistan to achieve the ISO 9001 and SEI CMM Level 4 software development assessment. As maintained by the SEI, maturity levels measure the maturity of a software company's methodology that in turn ensures enhanced product quality resulting in faster project turn-a-round and a shortened time to market. In August 2005, NetSol PK completed a listing of its shares on the Karachi Stock Exchange.

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

Initiatives and Investment to Grow Capabilities

      o     Achieve CMM Level 5 Accreditation in 2006.
      o Enhance Software Design, Engineering and Service Delivery Capabilities by increasing investment in training and development.
      o Enhance and invest in R&D or between 7-10% of yearly budgets in financial, banking and various other domains within NetSol's core competencies.
      o Aggressively expand the sales and marketing organization in all key locations by hiring senior and successful personnel.
      o Recruit additional senior level managers both in Lahore, China and UK to be able to support potential new customers from the North American, Asia Pacific and European markets.
      o Aggressively exploit the booming Chinese market by strengthening NetSol's presence in China.
      o Launch its marketing presence in the US markets through M&A activities in the domain of our core competencies.
      o Replicate the successful acquisition model and integration of CQ Systems in the USA.
      o Re-brand NetSol and CQ product line with new marketing packaging and branding for global marketing.
      o     Increase Capex to enhance Communications and Development
            Infrastructure.

Top Line Growth through Investment in aggressively marketing organically and by mergers and acquisition ("M&A") activities:

      o Launch LeaseSoft into new markets by assigning new, well-established companies as distributors in Europe, Asia Pacific and North America.
      o     Expand aggressively in China for LeaseSoft and related services.
      o Expand relationships with key customers in the US, Europe and Asia Pacific.
      o Product positioning through alliances, joint ventures and partnerships.
      o Focus on key new fortune 1000 customers globally and grow within existing key customers.
      o Aggressively bid and participate in $5MN plus projects in UK and Asia Pacific by leveraging NetSol CQ as combined asset.
      o Embark on roll up strategy by broadening M&A activities broadly in the software development domain.
      o

Funding and Investor Relations:

      o Successfully raise new capital from institutional investors and emerging markets to position NetSol for growth and visibility .
      o Launched an aggressive marketing campaign with institutional investors and micro cap funds in April 2006 .
      o Infuse new capital from the potential exercise of employee options for business development, to enhance balance sheet and further investment in infrastructures.
      o     Continue to efficiently and prudently manage cash requirements.
      o Public relations campaign to attract long term institutional holdings.

--------------------------------------------------------------------------------

Improving the Bottom Line:

      o Continue to review costs at every level to consolidate and enhance operating efficiencies.
      o     Grow process automation.
      o     Profit Centric Management Incentives.
      o     More local empowerment and P&L Ownership in each Country Office.
      o Improve productivity at the development facility and business development activities.
      o Cost efficient management of every operation and continue further consolidation to improve bottom line.
      o Integrate and centralize the US, UK and Australian operations and improve the costs and bottom line.

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

Positive trends:

      o Continued positive EBITDA trends of NetSol attracting funds and institutions globally
      o Outsourcing of services and software development is growing worldwide.
      o The Global IT budgets are estimated to exceed $1.2 trillion in 2004 and beyond, according to the internal estimates of Intel Corporation. About 50% of this IT budget would be consumed in the US market alone primarily on the people and processes.
      o Cost arbitrage, labor costs still very competitive and attractive when compared with India.
      o Regional stability and improving political environment between Pakistan and India.
      o Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $13 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and elimination of corruption at the highest level.
      o Stronger ties between the US and Pakistan creating new investment and trade opportunities.
      o Robust growth in outsourcing globally and investment of major US and European corporations in the developing countries.
      o     Chinese economic boom leading to new market opportunities
      o Improved perception of Pakistan economy in the western media casting positive impact on NetSol future outlook.

Negative trends:

      o Continued political and geographical conflicts in the Middle East and South-East Asia are creating challenging times for economic development. In addition, the existence of religious, extremism, and radical elements are causing tensions in the region.
      o The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.
      o The devastating earthquake in northern parts of Pakistan may slow growth for local business in the short run.
      o Skyrocketing oil prices caused by the unfortunate hurricanes, tensions in the Middle East and Iran, and the surge in global demand for oil could affect the US and global economy.
      o Continuous impact of Iraq war on US and global economy and potential threats surrounding US and Iran tensions

--------------------------------------------------------------------------------

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

CHANGES IN FINANCIAL CONDITION

QUARTER ENDED MARCH 31, 2006 AS COMPARED TO THE QUARTER ENDED MARCH 31, 2005:

Net revenues for the quarters ended March 31, 2006 and 2005 were $5,045,827 and $3,190,918, respectively. Net revenues are broken out among the subsidiaries as follows:

                                   2006                      2005
                               -------------             -------------
 Netsol USA                     $    41,500     0.82%     $    21,606     0.68%
 Netsol Tech                      1,677,884    33.25%       1,623,307    50.87%
 Netsol Private                     449,465     8.91%          95,367     2.99%
 Netsol Connect                     201,375     3.99%         294,420     9.23%
 Netsol-TiG                         431,046     8.54%         154,046     4.83%
 Netsol UK                          720,514    14.28%         125,782     3.94%
 Netsol-CQ                        1,480,169    29.33%         799,761    25.06%
 Netsol-Abraxas Australia            35,225     0.70%          76,629     2.40%
 Talk Trainers                        8,649     0.17%               -     0.00%
                               -----------------------   -----------------------
     Total Net Revenues         $ 5,045,827   100.00%     $ 3,190,918   100.00%
                               =======================   =======================

--------------------------------------------------------------------------------

This reflects an increase of $1,854,909 or 58.13% in the current quarter as compared to the quarter ended March 31, 2005. The increase is attributable to new orders of licenses, an increase in services business, the integration of the revenues contributed by the subsidiary CQ Systems in UK acquired February 2005, the growing outsourcing business of NetSol-TiG (JV) and additional maintenance work. The Company's biggest revenue growth was achieved in the two UK operations and the new joint-venture with TiG, which generated sales both domestically and internationally. The Company experienced a modest increase in domestic business in Pakistan as the country began recovering from the earthquake on October 8, 2005. The demand for the Company's IT services in Asia Pacific and Europe is consistent and solid.

During the quarter ended March 31, 2006, the parent company managed several projects with Seattle based Capital Stream generating modest revenues. The projects call for outsourcing of software development services taking advantage of our off-shore development facility in Lahore. In addition, in February 2006, the Parent company signed a master consulting agreement with McCue Systems, Inc. ("McCue"), a California corporation to assist in customer implementations, quality assurance and off-shore software development. To date, no revenues have been generated from this agreement as the programmers are in the process of becoming familiar with McCue's LeasePak system.

NetSol made a significant move by acquiring 100% of a UK based software company, CQ Systems Ltd., in February 2005. The acquisition of CQ Systems has provided NetSol a very strong and seasoned management team with a mature, profitable, business. The acquisition of CQ Systems provided tremendous new business opportunities for NetSol in the European markets. We have experienced a seamless integration at every level of both companies. In November 2005, we launched the combined company as NetSol-CQ and the LeaseSoft brand in European market. Just recently NetSol-CQ signed off a multi-million dollar LeaseSoft agreement with a major financial institution. Due to confidentiality agreement with our new client we are not able to disclose the name of the client.

NetSol has been actively pursuing a few target companies in USA and in Europe for acquisitions. A lot of effort has been made in pursuing the US based IT products based company, McCue Systems, Inc., in Burlingame, California. With both external and internal due diligence and with the assistance of our management and our mergers and acquisitions professionals, Maxim Group, we entered into a definitive agreement to acquire 100% of McCue Systems. This agreement was signed May 6, 2006. The company expects to complete the transaction by June 30, 2006. This acquisition would effectively launch NetSol in the US leasing and finance markets and will provide a solid footprint in North America. This will be all accretive revenue for NetSol that will be reported and consolidated from July 2006. The company will continue to explore new M&A opportunities that are synergistic and grow our business exponentially and accretively.

During the quarter ended March 31, 2006, our Asia Pacific region signed off new implementations of LeaseSoft at ORIX Leasing Singapore, a new implementation of LeaseSoft at Daimler Chrysler Auto Finance, China, Mercedes - Benz Finance Co, Japan and in Daimler Chrysler Leasing Thailand. In addition, NetSol completed several implementations of LeaseSoft with our major customers in Asia Pacific markets. NetSolCQ signed a new contract with a large banking institution in the UK that was valued at over $1 million. The UK operations since the acquisition of CQ Systems in 2005, continues to enhance market penetration in UK markets and generate new business. As a result, several new customers were signed up as the awareness and brand acceptance of NetSolCQ as combined company gains momentum.

Our majority owned subsidiary, NetSol Technologies Ltd., in Lahore has experienced major new business development activities in both the Pakistani public and private sectors. While we have signed several new contracts in the public sector, these agreements are confidential and are not allowed to be disclosed as these contracts involve some sensitive IT solutions and project managements within the government ministries. NetSol sees a very robust and high volume new business environment in Pakistan as the economy continues to grow over 8% each year. NetSol is an extremely enviable position to leverage from its name and reputation.

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

--------------------------------------------------------------------------------

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

The gross profit was $2,727,298 in the quarter ending March 31, 2006 as compared with $1,848,702 for the same quarter of the previous year for an increase of $878,596. The gross profit percentage decreased slightly to approximately 54% in the quarter ended March 31, 2006 compared to approximately 58% for the quarter ended March 31, 2006. This is mainly due to the increase in direct costs of hiring new technology personnel as the Company gears up for the increased demand in its products and services. Our main technology campus in Lahore hired over 90 new developers and programmers in the last four months. In comparison to the prior quarter ended December 31, 2005, the cost of sales increased approximately $341,495, revenues increased $521,454, and an overall increase of 3% in gross profit.

Operating expenses were $2,458,199 for the quarter ending March 31, 2006 as compared to $1,632,525, for the corresponding period last year. The increase is mainly attributable to increased selling and marketing activities, additional employees and an increase in overall activities due to our increased marketing efforts. Also contributing to the higher costs was the full integration of CQ Systems and the joint-venture NetSol-TiG. Depreciation and amortization expense amounted to $594,385 and $384,649 for the quarter ended March 31, 2006 and, 2005, respectively, reflecting the intangible assets purchased from the CQ Systems acquisition in February 2005, the addition of the new building in Lahore in the prior year and new computer equipment purchased to gear up for the increased demand in our products and services. Combined salaries and wages costs were $597,636 and $453,226 for the comparable periods, respectively, or an increase of $144,410 from the corresponding period last year. Salaries, as a percentage of sales, were 12% for the current quarter as compared to 14% in the prior period. The addition of the subsidiary, CQ Systems and the forming of the joint-venture with TiG, as well as an increase in development, sales and administration employees resulted in the increase.

Selling and marketing expenses were $444,472 and $219,399, in the quarter ended March 31, 2006 and 2005, respectively, an increase of $225,073 reflecting the growing sales activity of the Company, including the launch of NetSol-CQ as a combined entity to the European market. Advertising expense was $144,163 for the current quarter. The Company is in a growth phase and is increasing its overall sales and marketing activities. Sales and marketing was 9% of sales for the current quarter as compared to 7% in the corresponding period last year. The Company wrote-off as uncollectible bad debts of $19,561 in the current quarter compared to $0 for the comparable prior period in the prior year. Professional services expense increased slightly to $126,806 in the quarter ended March 31, 2006, from $112,830 in the corresponding period last year.

Income from operations was $269,099 compared to a loss of $216,177 for the quarters ended March 31, 2006 and 2005, respectively. This represents an increase of $52,922 or 24.48% for the quarter compared with the comparable period in the prior year.

Net income was $21,819 compared to $126,858 for the quarters ended March 31, 2006 and 2005, respectively. This is a decrease of $105,039 or 82.8% compared to the prior year. The current fiscal quarter amount includes a net reduction of $187,127 compared to $29,994 in the prior period for the 49.9% minority interest in NetSol Connect, NetSol-TiG, and Talk Trainers owned by another party, and the 28.13% minority interest in NetSol PK. For the quarters ended March 31, 2006 and 2005, respectively, the Company recognized an expense of $2,628 and $3,941 for the beneficial conversion feature on convertible debentures and a gain of $1,318 and $49,865 from the settlement of debts and $12,016 and $0 expense for the fair value of options and warrants issued. Net income per share, basic and diluted, was $0.00 for the quarter ended March 31, 2006 as compared to $0.01 for the corresponding period last year.

The net earnings before interest, taxes, depreciation and amortization, ( "EBITDA") income was $715,299 compared to $617,650 or an increase of 15.81% after amortization and depreciation charges of $594,385 and $384,649, income taxes of $24,080 and $58,787, and interest expense of $75,015 and $47,356, respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

--------------------------------------------------------------------------------

NINE MONTH PERIOD ENDED MARCH 31, 2006 AS COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2005:

Net revenues for the nine months ended March 31, 2006 and 2005 were $14,040,185 and $7,972,450, respectively. Net revenues are broken out among the subsidiaries as follows:



                                              2006                      2005
                                         ---------------            --------------
 Netsol USA                                $     45,250    0.32%      $   295,725       3.71%
 Netsol Tech                                  4,692,344   33.42%        4,564,167      57.25%
 Netsol Private                               1,196,098    8.52%          562,872       7.06%
 Netsol Connect                                 676,956    4.82%          852,640      10.69%
 Netsol-TiG                                   1,122,787    8.00%          154,046       1.93%
 Netsol UK                                    1,929,666   13.74%          574,849       7.21%
 Netsol-CQ                                    4,176,299   29.75%          799,761      10.03%
 Netsol-Abraxas Australia                       192,136    1.37%          168,390       2.11%
 Talk Trainers                                    8,649    0.06%                -       0.00%
                                         ------------------------   --------------------------
     Total Net Revenues                    $ 14,040,185  100.00%      $ 7,972,450     100.00%
                                         ========================   ==========================


This reflects an increase of $6,067,735 or 76.11% in the current nine months as compared to the nine months ended March 31, 2005. The increase is attributable to new orders of licenses and an increase in services business, including additional maintenance work, and the addition of two new subsidiaries. The Company's biggest revenue growth was achieved in the two UK operations and the new joint-venture with TiG, which generated sales both domestically and internationally. The Company experienced a modest increase in domestic business in Pakistan as the country began recovering from the earthquake on October 8, 2005. The demand for the Company's IT services in Asia Pacific and Europe is consistent and solid.

During the quarter ended March 31, 2006, the parent company managed several projects with Seattle based Capital Stream generating modest revenues. The projects call for outsourcing of software development services taking advantage of our off-shore development facility in Lahore. In addition, in February 2006, the Parent company signed a master consulting agreement with McCue Systems, Inc. ("McCue"), a California corporation to assist in customer implementations, quality assurance and off-shore software development. To date, no revenues have been generated from this agreement as the programmers are in the process of becoming familiar with McCue's LeasePak system.

NetSol made a significant move by acquiring 100% of a UK based software company, CQ Systems Ltd., in February 2005. The acquisition of CQ Systems has provided NetSol a very strong and seasoned management team with a mature, profitable, business. The acquisition of CQ Systems provided tremendous new business opportunities for NetSol in the European markets. We have experienced a seamless integration at every level of both companies. In November 2005, we launched the combined company as NetSol-CQ and the LeaseSoft brand in European market. Just recently NetSol-CQ signed off a multi-million dollar LeaseSoft agreement with a major financial institution. Due to confidentiality agreement with our new client we are not able to disclose the name of the client.

NetSol has been actively pursuing a few target companies in USA and in Europe for acquisitions. A lot of effort has been made in pursuing the US based IT products based company, McCue Systems, Inc., in Burlingame, California. With both external and internal due diligence and with the assistance of our management and our mergers and acquisitions professionals, Maxim Group, we entered into a definitive agreement to acquire 100% of McCue Systems. This agreement was signed May 6, 2006. The company expects to complete the transaction by June 30, 2006. This acquisition would effectively launch NetSol in the US leasing and finance markets and will provide a solid footprint in North America. This will be all accretive revenue for NetSol that will be reported and consolidated from July 2006. The company will continue to explore new M&A opportunities that are synergistic and grow our business exponentially and accretively.

During the quarter ended March 31, 2006, our Asia Pacific region signed off new implementations of LeaseSoft at ORIX Leasing Singapore, a new implementation of LeaseSoft at Daimler Chrysler Auto Finance, China, Mercedes - Benz Finance Co, Japan and in Daimler Chrysler Leasing Thailand. In addition, NetSol completed several implementations of LeaseSoft with our major customers in Asia Pacific markets. NetSolCQ signed a new contract with a large banking institution in the UK that was valued at over $1 million. The UK operations since the acquisition of CQ Systems in 2005, continues to enhance market penetration in UK markets and generate new business. As a result, several new customers were signed up as the awareness and brand acceptance of NetSolCQ as combined company gains momentum.

--------------------------------------------------------------------------------

Our majority owned subsidiary, NetSol Technologies Ltd., in Lahore has experienced major new business development activities in both the Pakistani public and private sectors. While we have signed several new contracts in the public sector, these agreements are confidential and are not allowed to be disclosed as these contracts involve some sensitive IT solutions and project managements within the government ministries. NetSol sees a very robust and high volume new business environment in Pakistan as the economy continues to grow over 8% each year. NetSol is an extremely enviable position to leverage from its name and reputation.

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

The gross profit was $8,077,272 for the nine months ending March 31, 2006 as compared with $5,028,579 for the same period of the previous year. The gross profit percentage has decreased 5.54% to 57.53% in the current fiscal year from 63.07% for the nine months ended March 31, 2005. This is mainly due to the increase in direct costs of hiring new technology personnel as the Company gears up for the increased demand in its products and services. Our main technology campus in Lahore hired over 90 new developers and programmers in the last four months.


Operating expenses were $6,848,682 for the nine months ending March 31, 2006 as compared to $4,153,323, for the corresponding period last fiscal year for an increase of $2,695,359. The increase is mainly attributable to increased selling and marketing activities, additional employees and an increase in overall activities due to our increased marketing efforts. Also contributing to the higher costs was the full integration of CQ Systems and the joint-venture NetSol-TiG. In addition, the Company as a whole contributed over $92,000 to charity organizations for the Earthquake Relief for Northern Pakistan. As a percentage of sales, operating expenses decreased 3% to 49% from 52% in the prior nine-month period. Depreciation and amortization expense amounted to $1,711,771 and $1,007,789 for the nine months ended March 31, 2006 and 2005, respectively, reflecting the intangible assets purchased from the CQ Systems acquisition in February 2005, the addition of the new building in Lahore in the prior year and new computer equipment purchased to gear up for the increased demand in our products and services. Combined salaries and wage costs were $1,686,726 and $1,248,447 for the nine months ended March 31, 2006 and 2005, respectively, or an increase of $438,279 from the corresponding period last year. As a percentage of sales, salaries was 12% as compared to 16% for the corresponding period last year. The addition of the new subsidiary, CQ Systems and the forming of the joint-venture with TiG, as well as an increase in development, sales and administration employees resulted in the increase.

Selling and marketing expenses were $1,190,906 and $474,099 for the nine months ended March 31, 2006 and 2005, respectively, an increase of $716,807 reflecting the growing sales activity of the Company, including the launch of NetSol-CQ as a combined entity to the European market. Advertising expense was $270,508 for the current nine-month period. The Company is in a growth phase and is increasing its overall sales and marketing activities. Sales and marketing was 9% of sales for the current quarter as compared to 6% in the corresponding period last year. The Company wrote-off as uncollectible bad debts of $27,289 and $0 for the nine months ended March 31, 2006 and 2005, respectively. Professional services expense decreased to $365,152 in the nine months ended March 31, 2006, from $368,135 in the corresponding period last year.

Income from continued operations was $1,228,590 compared to $875,256 for the nine months ended March 31, 2006 and 2005, respectively. This represents an increase of $353,334 or 40.37% for the nine-month period compared to the prior year. This is directly due to increased sales, reduction of operational expenses, improved gross margins, and the addition of two new subsidiaries.

--------------------------------------------------------------------------------

Net income was $350,601 for the nine months ended March 31, 2006 compared to $445,238 for the nine months ended March 31, 2005. This is a decrease of $94,637 or 21.26% compared to the prior year. The current nine-month period amount includes a net reduction of $699,872 compared to $15,735 in the prior period for the 49.9% minority interest in NetSol Connect, NetSol-TiG, and Talk Trainers owned by another party, and the 28.13% minority interest in NetSol PK. For the nine months ended March 31, 2006 and 2005, respectively, the Company recognized an expense of $14,389 and $205,906 for the beneficial conversion feature on convertible debentures and a gain of $8,294 and $239,506 from the settlement of debts and $21,505 and $249,638 expense for the fair value of options and warrants issued. Net income per share was $0.02, basic and diluted, for the nine months ended March 31, 2006 as compared to $0.04, basic and $0.03 diluted for the corresponding period last year.


The net earnings before interest, taxes, depreciation and amortization, ( "EBITDA") income was $2,394,163 compared to $1,691,643 or an increase of 41.53% after amortization and depreciation charges of $1,711,771 and $1,008,789, income taxes of $90,891 and $61,260, and interest expense of $240,900 and $177,356, respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $2,390,245 at March 31, 2006 compared to $1,596,031 at March 31, 2005. In addition the Company had $2,098,003 as compared to $1,083,450 in certificates of deposit, respectively. The total cash position, including the certificates of deposits, was $4,488,248 and $2,679,481 as of March 31, 2006 and 2005.


The Company's current assets as of March 31, 2006 were 54.27% of total assets, an increase of 10.82% from 43.45% as of March 31, 2005. In addition, our working capital (current assets minus current liabilities) was $10,232,494.


Net cash used for operating activities amounted to $737,357 for the nine months ended March 31, 2006, as compared to $733,409 for the comparable period last fiscal year. The decrease is mainly due to an increase in net income as well as an increase in prepaid expenses and accounts receivable.


Net cash used by investing activities amounted to $4,568,666 for the nine months ended March 31, 2006, as compared to $3,764,574 for the comparable period last fiscal year. The difference lies primarily in the purchase of subsidiary which increased intangible assets and the purchase property and equipment during the current fiscal year. The Company had purchases of property and equipment of $2,063,284 compared to $804,115 for the comparable period last fiscal year. During the prior fiscal year, an additional $287,797 and $250,006 was infused into the Company's minority interest in the Company's subsidiaries NetSol Connect and NetSol-TiG.


Net cash provided by financing activities amounted to $6,232,741 and $5,186,675 for the nine months ended March 31, 2006, and 2005, respectively. The current fiscal period included the cash inflow of $1,400,000 compared to $1,512,000 from issuance of equity and $384,062 compared to $999,224 from the exercising of stock options and warrants. In addition, the Company received net proceeds of $4,031,001 from the sale of a subsidiary's common stock in an IPO on the Karachi Stock Exchange as compared to $1,589,974 in the prior year. In addition the Company and had net proceeds on loans and capital leases of $417,678 as compared to $1,137,181 in the comparable period last year.

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

Management expects to continue to improve its cash position in the current and future quarters due to the new business signed up in the last quarter. Since our newly listed subsidiary on the Karachi Stock Exchange ("KSE") has performed much better than our own expectation i.e. the stock has more than doubled from its IPO price, we have another vehicle to meet the growing needs of new capital. Any new capital raise would depend on future M&A initiatives. Management would exercise its best judgment in choosing the most viable option for financing. In addition, the Company anticipates additional exercises of employee stock options in the current and subsequent quarters. The Company has consistently improved its cash position in last four quarters through employees' exercise of options, the IPO of the Pakistani subsidiary, private placements, and the signing of new business. We anticipate this trend to continue in the current and future quarters, further improving the cash resources and liquidity position. Management is committed to implementing the growth business strategy that was ratified by the board of directors in July 2005. The company would continue to inject new capital towards expansion, grow sales and marketing and further enhancement of delivery capabilities.

--------------------------------------------------------------------------------

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs: (If we are filing this after the McCue announcement, which we are, we need to mention the McCue expenditure)

      o In next three months the final payment of CQ Systems would be due based on the formula of `earn out'. This could be in the range of $1.0MN to $3.6MN
      o     Notes payable for approximately $800,000
      o Working capital of $1.0 million for US business expansion, new business development activities and infrastructure enhancements.
      o In the next three months the first installment for the purchase of McCue Systems would be due of approximately $2.0 MN

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


--------------------------------------------------------------------------------

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES.

In January 2006, two convertible debenture holders converted their debentures, per the terms of the debenture, into 53,764 shares of common stock of the Company. These investors were originally part of the March 2004 bridge financing and the issuance was made in reliance on an exemption from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

In January 2006, the company issued 266,667 shares in exchange for $400,000 to an accredited non-U.S. investor as part of a private offering to such investor. This issuance was made in reliance on an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

In January 2006, the company issued 666,667 shares in exchange for $1,000,000 to an accredited non-U.S. investor as part of a private offering to such investor. This issuance was made in reliance on an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

The company issued 4,483 shares to an accredited investor as payment for services provided. The shares were issued in reliance on rule 4(1) of the Securities Act of 1933

In March 2006, the company issued 10,000 shares of common stock to a former consultant of the Company as settlement of compensation due to him. This consultant is an accredited investor and the issuance was made in reliance on an exemption from registration in reliance on rule 4(1) of the Securities Act of 1933.

In March 27, 2006, the company issued 11,000 shares to a member of its board of directors. These shares were earned in previous year as compensation for board service and approved by the shareholders at the annual meeting of shareholders. The shares were issued in reliance on an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

During the quarter ended March 31, 2006, the Company issued 30,000 shares of its common stock for the exercise of options valued at $52,000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NetSol conducted its annual meeting of shareholders on April 21, 2006. The following are the items that were voted upon.

1.  Election of Directors

The following persons were elected directors of the Company to hold office until the next Annual General Meeting of the Shareholders. The following sets for the voting tabulation for each director


Director                   Voted                     Witheld           Percent               Total Shares Voted
-------------------------------------------------------------------------------------------------------------------
Najeeb Ghauri              11,753,916                56,074            99.52 (78.1*)             11,809,990
Naeem Ghauri               11,770,821                39,169            99.67 (78.21*)            11,809,990
Salim Ghauri               11,770,841                39,149            99.67 (78.21*)            11,809,990
Jim Moody                  11,783,158                26,832            99.77 (78.29*)            11,809,990
Shahid Burki               11,777,878                32,112            99.73 (78.26*)            11,809,990
Eugen Beckert              11,765,853                44,137            99.62 (78.18*)            11,809,990
Derek Soper                11,785,330                24,660            99.79 (78.31*)            11,809,990


--------------------------------------------------------------------------------

2. Ratification of Appointment of Auditors

Kabani & Company Inc. was appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company. The directors were authorized to fix the remuneration to be paid to the auditors. The following sets forth the tabulation of the shares voting for this matter.


Total Shares Voted             For              Against           Abstain          Percent
------------------------------------------------------------------------------------------
11,809,990                     11,670,935       110,725           28,330           98.82% (77.25%*)


*Represents the total percentage voting in favor based on the total issued and outstanding on the record date

3. Adoption of the 2005 Employee Stock Option Plan

The Board of Directors of the Company adopted the 2005 Stock Option Plan (the
"Stock Option Plan") subject to acceptance by the shareholders of the Company.
This plan offers restricted shares only.

The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and service providers, as additional compensation, and as an opportunity to participate in the profitability of the Company. Options will be exercisable over periods of up to ten years as determined by the board of directors of the Company and are required to have an exercise price of no less than the fair market value on the day the option is granted. The total number of shares available under the 2005 Stock Option Plan is 5,000,000. If an award of options expires or is canceled without having been fully exercised or vested, the unvested or canceled options generally will be available again for grants under the awards.

The following sets forth the tabulation of the shares voting for this matter.



Total Shares Voted            For              Against           Abstain          Broker Non-Vote    Percent
--------------------------------------------------------------------------------------------------------------------
11,809,990                    6,026,737        187,429           23,130           5,572,694           51.03%



ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (CEO)

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (CFO)

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

--------------------------------------------------------------------------------

REPORTS ON FORM 8-K.

a) On February 9, 2006, NetSol Technologies, Inc. filed a current report containing the contents of its press release announcing the results of operations and financial conditions for the quarter ended December 31, 2005.

b) On March 17, 2006, NetSol Technologies, Inc. filed a current report announcing that it had expanded the scope of its principal auditor's, Kabani & Company, Inc., audit to include the Pakistani subsidiaries of the Company. Kabani & Company, Inc. replaced Saeed Kamran & Patel in this capacity.

c) On March 22, 2006, NetSol Technologies, Inc. filed an amendment to its current report on Form 8-K filed on March 31, 2005 which had reported the restatement of its previously issued financial statements, related audit report and completed internal review. The amended report stated that in response to comments received from the Securities Exchange Commission to the annual reports filed on Form 10-KSB for the periods ending June 30, 2004 and June 30, 2005 and the quarterly reports on Form 10-QSB for the periods ended September 30, 2004, December 31, 2004 and March 31, 2005 management determined that the financial statements contained errors which required a restatement of the financial statements for those periods.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.


Date:    May 9, 2006                              /s/ Naeem Ghauri
                                                  ---------------------------
                                                  NAEEM GHAURI
                                                  Chief Executive Officer


Date:    May 9, 2006                              /s/  Tina Gilger
                                                  ---------------------------
                                                  TINA GILGER
                                                  Chief Financial Officer






--------------------------------------------------------------------------------
                                                                         Page 32