Form 10KSB
period 2006-06-30
NETSOL TECHNOLOGIES INC
filed 2006-09-27
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

COMMON STOCK, $.001 PAR VALUE
THE NASDAQ STOCK MARKET LLC

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, $.001 PAR VALUE
(TITLE OF CLASS)
NASDAQ CAPITAL MARKET
(NAME OF EXCHANGE ON WHICH REGISTERED)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Registrant's revenues for the fiscal year ended June 30, 2006 were $18,690,412.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $18,482,987 as of September 20, 2006

As of September 20, 2006, Registrant had 17,623,741 shares of its $.001 par value Common Stock issued and outstanding and no shares of its Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

TABLE OF CONTENTS AND CROSS REFERENCE SHEET
		PAGE

PART I

Item 1	Business	1
Item 2	Properties	21
Item 3	Legal Proceedings	21
Item 4	Submission of Matters to a Vote of Security Holders	22

PART II

Item 5	Market for Common Equity and Related Stockholder Matters	23
Item 6	Management's Discussion and Analysis and Plan of Operations	27
Item 7	Financial Statements	35
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 8A	Controls and Procedures	35

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	36
Item 10	Executive Compensation	39
Item 11	Security Ownership of Certain Beneficial Owners and
	Management	43
Item 12	Certain Relationships and Related Transactions	44

PART IV

Item 13	Exhibits and Reports on Form 8-K	45
Item 14	Principal Accountant Fees and Services	47

PART I

This Form 10K-SB contains forward looking statements relating to the development of the Company's products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe," "expect," "anticipate," "intend," variations of such words, and similar expressions, identify forward looking statements, but their absence does not mean that the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the progress and costs of the development of products and services and the timing of the market acceptance.

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (F/K/A NetSol International, Inc. "NetSol" or the "Company") is an end-to-end information technology ("IT") and business consulting services provider for the lease and finance, banking and financial services industries. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use IT more efficiently in order to improve their operations and profitability and to achieve business results. The Company’s focus has remained the lease and finance, banking and financial services industries. The Company operates on a global basis with locations in China, Europe, East Asia and the U.S. By utilizing its worldwide resources, the Company believes it has been able to deliver high quality, cost-effective IT products and IT services. The Company’s subsidiary, NetSol Technologies Ltd. ("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first software company in Pakistan in 1998 to achieve the ISO 9001 accreditation and was again the first software company in Pakistan to obtain Carnegie Mellon’s Software Engineering Institute (“SEI”) Capable Maturity Model (“CMM”) Level 4 assessment in 2004 and CMMi Level 5 now in 2006.

COMPANY BUSINESS MODEL

NetSol offers a broad spectrum of IT products and IT services which management believes deliver a high return on investment for its customers. NetSol has nearly perfected its delivery capabilities by continuously investing in maturing its software development and Quality Assurance (“QA”) processes. NetSol believes its key competitive advantage is its ability to build high quality enterprise applications using its offshore development facility in Lahore, Pakistan while also utilizing our facility in Beijing, China. A major portion of NetSol’s revenues are derived from exports in general and LeaseSoft in particular. The use of the facility in Pakistan as the basis for software development, configuration and professional services represents a cost-effective and economical cost arbitrage model that is based on the globally acclaimed advantages of outsourcing and offshore development. In the areas of professional services, the Company is now changing its focus from just being a custom development facility to offering high end services like systems integration and technology consulting services. NetSol management believes that the use of this model will only further benefit the Company in its penetration of US, European, developed and developing country markets.

Achieving Software Maturity and Quality Assurance.

NetSol, from the outset, invested heavily in creating a state of the art, world-class software development capability. A series of QA initiatives resulted in both ISO 9001 certification as well as CMMi level 5 assessment. These assessments solidify NetSol’s project delivery ability as well as permit the Company to target market segments consisting of organizations and corporations who prefer to work with software providers having the ultimate quality standard, CMMi Level 5 rating. Achieving these CMMi targets required dedication by all levels of the Company.

Software Engineering Institute’s (“SEI”) CMMi, which is organized into five maturity levels, has become a de facto ‘Gold Standard’ for assessing and improving software processes. Through the CMMi, SEI and the software development community have established an effective means for modeling, defining, and measuring the maturity of the processes used by software professionals. The CMMi for software describes the principles and practices underlying software process maturity and is intended to help software organizations improve the maturity of their software processes in terms of an evolutionary path from ad hoc, chaotic processes to mature, disciplined software processes. Mature processes meet standardized software engineering methods and are integratable into a customer’s system. Mature processes ensure enhanced product quality resulting in faster project turn around and a shortened time-to-market. In short, a mature process would, ideally, have fewer bugs and integrate better into the customer’s system.

The Company has always strived to improve quality in every aspect of its business. This quality drive, based on the Company’s vision, trickles from the top to the lowest levels in the organization. The Company believes that it is this quality focus that enabled the Company’s software development facility to become the first ISO 9001 certified software development facility in Pakistan in 1998. This accomplishment marked the beginning of the Company’s continuing long term program towards achieving the higher challenges of SW-CMMi. Thanks to the dedication of the Company’s employees, it is the first ever to reach CMMi level 5 in Pakistan. Achieving the ultimate quality standard of CMMi Level 5 has been one of the most significant milestones in the history of NetSol and the company now joins the ranks of select club of global IT giants like IBM, Boeing, Infosys, Lockheed Martin etc. offering the highest quality of products and services. According to SEI there are less than 100 companies in the world claiming certification of CMMi Level 5.

Professional Services

The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers' strategic objectives. Its service offerings include bespoke software development, software analysis and design, testing services, off shore as well as onsite quality assurance services, consultancy in quality engineering and process improvement including assistance in implementation of ISO and CMMi quality standards, Business Process Reengineering, consultancy in Basel-II, Business intelligence, information security, systems integration, System Reengineering, Maintenance and support of existing systems and Project Management.

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

The experience gained by the Company through its own software quality endeavors, has enabled the Company to offer consultancy services in the areas of Software Quality, Process Improvement, ISO Certification and SW-CMMi Implementation. ISO certification and CMMi services include, but are not limited to: GAP Analysis against the standard ISO/CMMi; Orientation Workshops; Guiding the Implementation of the plan developed after the GAP Analysis; Training on Standard Processes; Process implementation support off-site and on-site; assessment training; and, assistance through the final assessment (Certification Audit for ISO). NetSol was chosen by the Pakistan Software Export Board under the direction of the Ministry of Information Technology and Telecommunication to provide consultancy to local software houses. Management believes this demonstrates that NetSol has not only led the way in setting standards for the IT industry in Pakistan, but is instrumental in assisting local companies to achieve quality standards.

NetSol has expanded its service offerings to Basel II consulting services and Enterprise Resource Planning (ERP) solutions. In view of the new Basel II Accord, NetSol has formed a strategic alliance with SunGard to provide Basel II consulting services. Based on NetSol’s experience in integrating diverse systems, applications and platforms, we are well placed to provide ERP solutions, Asset Management Solutions and Business Intelligence Solutions. Within the Business Intelligence domain NetSol provides integration facilities in Enterprise Risk Management Systems, Strategic Performance Management Systems, Credit Scoring for Banking and Telecom, Analytical CRM (Customer Relationship Management) as well as Activity Based Management (ABM) Solutions. NetSol integrates the industry standard ERP packaged solutions. NetSol’s ERP Solutions and Services focuses towards an improved Business and Technology Architectures that enhances operational efficiency, strengthens risk management capability and improves customer relationships. Being a certified Oracle Partner, NetSol not only provides consulting, implementation and system integration services for Oracle products but also develops and sells NetSol’s own products on the Oracle technology platform, as an Independent Software Vendor (ISV). The well-defined ERP activity not only encompasses the development aspect but also provide scrupulous training sessions that ensure custom tailored Training Services for all available ERP based Solutions to its valuable clients.

LeaseSoft

The Company develops advanced software systems for the lease and finance industries. NetSol has developed “LeaseSoft” a complete integrated lease and finance package.

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

The constituent software applications are:

• LeaseSoft Electronic Point of Sale (LeaseSoft.ePOS). LeaseSoft.ePOS is a web-based point of sale system for the use of dealers, brokers, agents, and sales officers to initiate credit applications. Although a web-based system, it can be used with equal efficiently on an intranet. Its real ability is to harness the power of the Internet to book sales. LeaseSoft.ePOS users create quotations and financing applications (Proposals) for their customers using predefined financial products. The application is submitted to the back office system (such as LeaseSoft.CAP) for approval. After analysis, the application is sent back to the LeaseSoft.ePOS system with a final decision.

• Credit Application Processing System (CAP Formally known as Proposal Management System, PMS) LeaseSoft.CAP provides companies in the financial sector an environment to handle the incoming credit applications from dealers, agents, brokers and the direct sales force. LeaseSoft.CAP automatically gathers information from different interfaces like credit rating agencies, evaluation guides, and contract management systems and scores the applications against defined scorecards. This mechanized workflow permits the credit team members to make their decisions more quickly and accurately. Implementation of LeaseSoft.CAP dramatically reduces application-processing time in turn resulting in greater revenue through higher number of applications finalized in a given time. LeaseSoft.CAP reduces the probability of a wrong decision thus, again, providing a concrete business value through minimizing the bad debt portfolio. LeaseSoft.CAP is a database independent online system developed in Microsoft's .Net framework. Toyota Leasing Thailand and BMW Financial Services China are the first two clients of LeaseSoft.CAP. The benefit of LeaseSoft.CAP being an online system is that it can be run from any PC with normal specifications as long as there is an internet connection.

• Contract Management System (CMS). LeaseSoft.CMS provides comprehensive business functionality that enables its users to effectively and smoothly manage and maintain a contract with the most comprehensive details throughout its life cycle. It provides interfaces with company banks and accounting systems. LeaseSoft.CMS effectively maintains details of all business partners that do business with the company including, but not limited to, customers, dealers, debtors, guarantors, insurance companies and banks. Developed with the input of a number of leasing consultants, this product represents a complete lease and finance product. NetSol’s LeaseSoft.CMS provides business functionality for all areas that are required to run an effective, efficient and customer oriented lease and finance business.

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

Typically, NetSol’s sales cycle for these products ranges between two to five months. NetSol derives its income both from selling the license to use the products, as well as, from related software services. The related services include requirement study/gap analysis, customization on the basis of gaps development, testing, configuration, installation at the client site, data migration, training, user acceptance testing, supporting initial live operations and, finally, the long term maintenance of the system. Any changes or enhancement done is also charged to the customer. In the requirements study/gaps analysis, the NetSol LeaseSoft team goes to the client site to study the client’s business and functional requirements and maps them against the existing functionality available in LeaseSoft. LeaseSoft has now reached a stage where hardly, if any gaps, are identified as a result of such a study. In the customization phase, the gaps are made part of LeaseSoft through a development cycle. This development takes place in Lahore, Pakistan. Then the new as per requirement system is thoroughly tested. This phase also takes place in Pakistan. LeaseSoft is a highly parameterized configurable application and hence it is able to be configured according to the business of the customer. This phase can take place both onsite as well as in Lahore but is usually at least partially done in Lahore. Next, follows the installation of the system at client site. If the customer was using some other system and already has data in electronic form, then NetSol’s data migration team migrates this data from the old system to the LeaseSoft database. Data migration is a mix of both client site and Lahore based work. The client is also imparted training in the areas of business user training, functional business training and system administration training. Training is followed by user acceptance testing (UAT) where client nominated staff and NetSol consultants test the system against the customer business requirements. After UAT, the system is put in normal business use. LeaseSoft is a mission critical software, and the whole business operations, from the asset side of a finance/leasing company, hinge upon the performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. These practices enable NetSol to increase marginal revenue in a proportion larger than the marginal cost incurred.

License fees can vary generally between $300,000 up to $1,000,000 per license depending upon the size and complexity of customer’s business. There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the company; number of business users; and, branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. However, revenue from sale of licenses with major customization, modification, and development is recognized on percent of completion basis. Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of “Unit of Work Completed.” The annual maintenance fee, which usually is an agreed upon percentage of overall monetary value of the implementation, then becomes an ongoing revenue stream realized on yearly basis.

As a marketing strategy NetSol is preparing a lighter version of LeaseSoft to target companies with simpler business models. LeaseSoft is highly modular. Hence various sets of functionalities can be used against the restricted requirements of the client. The first deployment of this lighter version is currently being carried out in Mauritius for Mauritius Commercial Bank. NetSol has also provided the option of using its LeaseSoft application on monthly rental basis to those organizations which are small in size or have small turnover. This facility is initially provided to Australian Motor Finance (AMF). AMF is a sub-prime lender in Australia. NetSol has provided them LeaseSoft Proposal Management System and LeaseSoft Contract Management System.

NETSOL US OPERATION - McCue Systems, Inc.

In June 2006, NetSol acquired the issued and outstanding shares of McCue Systems, Inc., (“McCue”) a California corporation located in Burlingame, California.

McCue has 35 years of experience in developing business solutions for the equipment and vehicle leasing industry as a provider of lease/loan portfolio management software for banks, leasing companies and manufacturers. Its flagship product, LeasePak, simplifies lease/loan administration and asset management by accurately tracking leases, loans and equipment from origination through end-of-term and disposition. The LeasePak brand is recognized in the US and Canadian marketplace and is configured to handle the unique tax and regulation requirements of North America. LeasePak is complementary to NetSol’s LeaseSoft offering and its geographic specificity complements LeaseSoft in regions in which LeaseSoft does not currently have coverage or domain support knowledge.

McCue provides the leasing technology industry in the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. And for scalability, McCue offers the LeasePak Bronze, Silver and Gold Editions for systems and portfolios of virtually all sizes and complexities. McCue Systems’ solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors, including Cisco, Hyundai, JP Morgan/Chase, KeyCorp Leasing, Bank of Tokyo Mitsubishi, La Salle National Bank, National City Capital Corp., ORIX, and Volkswagen Credit.

With common customers and common goals, we believe the acquisition of McCue provides a complimentary North American presence to our global offering of software and services to the lease and finance industry. Not only does this provide a U.S. base of operations and footprint for NetSol, but makes NetSol the only company focusing on the commercial and consumer lease/finance marketplace with actual live implementations within nearly every region of the globe, including, U.S., Canada, Europe, Asia-Pacific and the far-East.

NetSol EUROPE OPERATIONS - NETSOL CQ Ltd., UK.

In February 2005, NetSol acquired 100% of CQ Systems Ltd., (“CQ”) an IT products and service company based in the UK. As a result of this acquisition, NetSol has access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol plans to leverage CQ’s knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe. CQ’s strong sales and marketing capability would further help NetSol gain immediate recognition and positioning for the LeaseSoft suite of products.

NetSol has already initiated an active plan to gradually move some of the software production activities at CQ to its offshore development center in Lahore. This phase of the transition plan has been completed whereby a dedicated team of software engineers and testers have been trained on CQ product suite and most of the quality assurance, documentation and some of the CQ products core software development activities have been transitioned to Lahore. While it is expected that a gradual reduction in costs on a like for like basis at CQ will occur, the expected growth in Netsol-CQ Systems business over the next eighteen months, would result in higher level of cost efficiencies for using the Lahore offshore facility for software development and quality assurance.

In November 2005, CQ was re-branded as NetSol-CQ and was launched into the UK market with new branding and logo. This was part of a global strategy to have consistency in our marketing collateral across the globe. All NetSol-CQ products have been re-branded as LeaseSoft and the Enterprise product would now be known as LeaseSoft Asset.

NetSol-CQ continues to invest into enhancing its strong product line. A new version of LeaseSoft Asset was released with DIP (Document Imaging and Processing). A number of new releases are planned over this year and the management has a strong commitment to continue to invest into the LeaseSoft product suite.

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

The Asian continent, Australia and New Zealand, from the perspective of LeaseSoft marketing, are targeted by NetSol Technologies from its Lahore subsidiary and its newly opened offices in Beijing. NetSol UK, both through its base in London and its CQ offices located in Horsham, United Kingdom, focuses on the European market. NetSol UK has also appointed a representative in Denmark to further focus on Denmark as well as the neighboring countries. The marketing for LeaseSoft in USA and Canada is carried out directly by the Company. NetSol Technologies Limited services and NetSol UK market whenever and wherever required.

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

Launch of NetSol CQ office in Beijing, China

As part of the same strategy and focus on marketing LeaseSoft, NetSol established a new sales office in Beijing, China, which acts as the sales and marketing front for NetSol in the People’s Republic of China and as the liaison office for its ongoing operations and implementation services for DaimlerChrysler Services, BMW and other clients in the country. The new Asia Pacific office is jointly managed by NetSol Technologies, Inc. and its wholly owned U.K. subsidiary, NetSol-CQ, Ltd.

Management believes that LeaseSoft has begun to be recognized as a unique, world-class product offering. This belief is based on the following instances:

•	Breakthrough with Toyota in Thailand and China
•	Breakthrough with BMW in China
•	Breakthrough in non-captive finance as evidenced by agreement with Mauritius Commercial Bank in Mauritius
•	It has been recognized as a Solution Blueprint by Intel Corporation. Intel has very stringent technical and market potential criteria for designating a solution as a “solution blueprint”
•	Frame Agreement with DaimlerChrysler Financial Services AG (DCFS)

NetSol’s Frame Agreement with DCFS short lists LeaseSoft as a preferred software provider for managing the wholesale and retail side of leasing and finance business of DCFS. DCFS supports the sales of DaimlerChrysler vehicles through financial services.

The current LeaseSoft client base includes DaimlerChrysler Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Mercedes-Benz Finance Japan, Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Mauritius Commercial Bank. (Finlease Company Limited) and, BMW Financial Services China.

NetSol is the only Leasing and Finance Solution Provider for automotive finance companies providing support to Chinese clients locally from within the branch office in China.

NetSol also maintains a LeaseSoft specific product website www.leasesoft.biz

Status of New Products and Services

InBanking™

With the acquisition of Pearl Treasury System, whose product offering is now referred to as InBanking™, the Company expands its menu of software into the banking and other financial areas. In 2003, NetSol acquired the intellectual property rights (“IPR”) of Pearl Treasury System (“PTS”). PTS was developed to 70% completion in the late 1990s, led by its system designer who had 30 plus years in banking through positions as Trader and Head of Trading, Treasury, Risk, Operations and IT for banks such as Bankers’ Trust and Mitsubishi Trust & Banking.

PTS was originally developed on two tier client server technologies and was designed to provide full process automation and decision support in the front, middle and back offices of treasury and capital markets operations. On an internal review of PTS post acquisition, it was decided to re-write the system within .NET technologies, bringing the system into the leading edge n-tier/browser-based environment. The project name for this program is InBanking™, and the Phase One deliverables are nearing completion. InBanking™ has more than 70 person years of development effort and $4 million already invested.

The tremendous flexibility enabled by the comprehensive data model and multi-tier architectural design of InBanking™ has been fully recognized, identifying the potential to further develop InBanking™ beyond treasury and capital markets. Additionally, InBanking™ is modular and can therefore be implemented as best-of-breed solutions for, as an example, front-office trading, middle office credit or market risk, or back office settlement. InBanking™ can also be implemented to support all these areas, plus others, as a single fully integrated solution.

InBanking™ provides NetSol with the significant opportunity to gain a sizable share of the treasury, capital markets and wholesale banking systems markets. Following a lull in the banking solution purchase market, caused by Y2K and disasters such as 9/11, market analysts, such as Celent and IBS Publishing, are forecasting significant system replacement activity over the next few years, particularly in the area of treasury management.

The beta version of InBanking is now in the final stages of completion and NetSol is currently seeking a small number of banks and financial institutions to be pilot development partners for the beta version of InBanking™ to support their specific requirements.

LeasePak Productivity Suite

In 2005, McCue Systems developed a productivity suite as an additional companion set of products to operate in conjunction with the LeasePak licensed software. This is a toolset that enables the LeasePak user to leverage the power of the system to streamline originations, integrate the dealer/vendor network, automate documentation, enhance customer service, manage risk, and control infrastructure overhead.

The components of the productivity suite are:

Link IT- A toolkit of application interfaces to streamline the integration of the LeasePak lease portfolio management system with best-of-breed third-party tools and enterprise applications. Designed to work with web services as well as with the client-server architecture, LinkIT streamlines application integration and reduces version-maintenance overhead.

Doc IT- The integrated document generation for LeasePak auto-generates the letters and documents required to book and finalize a deal. Using customer private-label graphics and customer existing document formatting, LeasePak generates letters and documents, delivers them, and archives them for instant access throughout the life of the contract, asset, and customer relationship.

View IT- A complete business intelligence toolset to give the customer the information required to monitor its lease/loan portfolios. ViewIT provides streamlined strategic reporting, easy-to-use ad-hoc reporting, plus a data warehouse and executive dashboard for real-time strategic information.

Channel IT- A web-based front end origination channel manager, ChannelIT provides a browser- based origination tool for use by the remote sales force as well as the broker/dealer network and vendor partners. Using ChannelIT’s seamless interface to LeasePak, contract originators and operational personnel have instant access to credit information, terms, and conditions, reducing acceptance times and eliminating costly data re-entry.

Serv IT- LeasePak’s customer web portal enables users to offer customers the convenience of web-based account self-management. The lessor benefits from reduced help desk costs as customers use the web to, amongst other tasks, check payments, update account information, and request payoff quotes.

NETSOL JOINT VENTURE - NetSolTIG -BRANDED AS EXTENDED INNOVATION OR EI

In November 2004, the Company entered into a joint venture agreement with The Innovation Group (“TiG”) whereby the TIG-NetSol (Pvt) Ltd., a Pakistani company, provides support services enabling TiG to scale solution delivery operations in key growth markets. TiG-NetSol operations are centered in NetSol’s IT Village, Lahore, Pakistan. NetSol owns 50.1 percent of the venture, with TiG owning the remaining 49.9 percent. The entities share in the profits of the joint venture on the basis of their shareholding. The outsourcing model between TiG and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), technical communication as well as project management for TiG software. Initiated with a 10 person outsourcing team in Lahore in February 2005, this arrangement has extended to a 80 person team in June 2006 with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from TiG. Backed up by a dedicated 4Mbps fiber optic link for communication and teleconferencing, this arrangement will allow NetSol’s human resources to efficiently and effectively respond to additional outsourcing and offshore configuration work.

Growth Through Acquisition and Alliance

On June 30, 2006, NetSol completed its acquisition of McCue Systems, Inc., a California corporation. McCue Systems, Inc. has over 30 years of experience in developing business solutions for the equipment and vehicle leasing industry as a provider of lease/loan portfolio management software for banks, leasing companies and manufacturers. Its flagship product, LeasePak, simplifies lease/loan administration and asset management by accurately tracking leases, loans and equipment from origination through end-of-term and disposition. With common customers and common goals, we believe the acquisition of McCue provides a complimentary North American presence to our global offering of software and services to the lease and finance industry. McCue is expected to contribute about 25% of U.S. based revenue to the NetSol group revenue in 2007. Netsol now has a solid US operation based in Burlingame, California with over 40 key and established customers in North America and a very seasoned team of 40 personnel led by the founder John McCue as the President of North American Operations.

The recent McCue acquisition, and last year’s CQ Systems, Ltd. (now NetSol-CQ) acquisition, marks the implementation of our mergers and acquisition plan developed in mid-2004. In this plan, NetSol management identified mergers and acquisitions as potential methods of capitalizing on the demand of the Company’s flagship product, LeaseSoft, on infiltrating previously untapped or under-tapped markets, and as a means of launching its treasury banking software systems. The completion of these acquisitions now provides NetSol with positioning as the only software supplier in the leasing space with a global footprint of installed customers in each geographic region throughout the world. This, together with the visible turnaround in the services and outsourcing sectors in global markets, led to a growth strategy encompassing both organic growth and mergers and acquisitions.

The Company continues to explore mergers and acquisition opportunities with a focus on strategic acquisitions that provide immediate, strong, bottom line benefits. Management believes that an ideal target will fulfill one or many of these criteria: geographic synergy/providing a foot print in a market; unique and/or complimentary product lines; or complimentary or target customers in a previously untapped market. While there is no guaranty that an acquisition which appears to be sound will ultimately benefit the Company, management continues to analyze the price, value and market of any potential target. The model of targeting well established, profitable product companies, within NetSol’s domain, management believes, has proven successful with the CQ acquisition. Management believes this model can be replicated over the next three years.

Growth through Establishing Partners Network

NetSol is well aware that market reach is essential to effectively market IT products and services around the globe. For this purpose, the Company is looking forward to establishing a network of partners worldwide. These companies will represent NetSol in their respective countries and will develop business for NetSol.

NetSol and McCue are members of the world’s largest equipment leasing association, the Equipment Finance Leasing Association of North America or ELA. Boasting more than 1,000 members the ELA is a strong presence in this $250 billion North American market. Our U.S. Operations CEO, John McCue, is a member of the board of ELA.

Strategic Alliances

NetSol has been a partner with the following global IT leaders:

•     Oracle
•     Infor / Datastream
•     SunGard
•     Intaero
•     Intel
•     Microsoft Gold Partner
•     IBM
•     Sun Microsystems
•     HP
•     DaimlerChrysler Services
•     The Innovation Group- TiG

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

DaimlerChrysler Services Asia Pacific has established an “Application Support Center (ASC)” in Singapore to facilitate the regional companies in LeaseSoft related matters. This support center is powered by highly qualified technical and business personnel. ASC LeaseSoft in conjunction with NetSol Technologies Ltd. Lahore are supporting DCS companies in seven different countries in Asia and this list can increase as other DCS companies from other countries may also opt for LeaseSoft. In June 2004, the Company entered into a Frame Agreement with DaimlerChrysler AG. This agreement, which serves as a base line agreement for use of the LeaseSoft products by DaimlerChrysler Services AG companies and affiliated companies, represents an endorsement of the LeaseSoft product line and the capabilities of NetSol to worldwide DaimlerChrysler Financial Services (DCFS) entities. This endorsement has had a tremendous impact on our perspective customers, it has helped our sales and Business Development personnel to market and sell our LeaseSoft solution to blue chip customers around the world. This relationship has resulted in new agreements with DCFS and has served as a marketing source which has resulted in agreements with companies such as Toyota and BMW.

With the recent deregulation of Pakistan's telecommunications sector and the government's desire to attract investors to the country, while experiencing an unprecedented increase in exports, Pakistan is keen to build a solid technology infrastructure to support the growth expected over the next several years. The areas within Pakistan which expects to receive major information technology investments by the government are education, public sector automation, railways and the country's armed forces.

NetSol (Pvt) Ltd. has continued to grow its service contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them focused solely on software development and engineering. This year, NetSol has gone a step further by providing both consultancy services to organizations so as to improve their quality of operations and services and, wining strategically important assignments with the E-Governance domains for organizations of national significance in Pakistan including, but not limited to, the Prime Minister’s office and the lower and upper houses of Parliament. These clients include private as well as public sector enterprises.

Also, NetSol was successful in consolidating its standing as one of the preferred solutions providers for the Military sector and Defense organizations Government of Pakistan (GoP), Ministry of Defence (MoD) and Armed Forces of Pakistan has taken a renewed approach to outsource their IT projects to local IT industry services and solutions providers. To venture into this Defense business, it was essential to create a dedicated setup within the company to manage business, to deliver complex enterprise military systems and to provide effective after sale technical support and services. NetSol is the first Pakistani IT company which has taken an initiative and made big investments in infrastructure development, capacity building, resource mobilization, quality standards and confidence building measures with potential Defense sector clients. NetSol Defense Division (NDD) of NetSol Technologies Limited was established in January 2006. The business focus of NDD is to provide hi-end indigenous Defense IT solutions with collaboration of local and foreign experts and direct involvement of end users. NetSol will provide all backend / off site Technical Support and Services (TSS).

Currently NDD is working on following military projects:

•	Army Units Management System.
•	Office Automation for Army Headquarters.
•	CBT for Army Schools and Institutes of training.
•	Army Statistical Reporting System.
•	Military HR Management System.

The service offerings of NetSol has now diversified into a comprehensive supply chain of end to end services and solutions catering to private and public sectors, consultancies, applications development, systems engineering integration as well as other supporting processes for turnkey projects. To name a few of NetSol projects in Pakistan are Motor Vehicle Registration System for the province of Punjab and the capital Islamabad, National Assembly and Senate Secretariat of Government of Pakistan, Prime Minister's Secretariat of Government of Pakistan, Hajj automation, computerization of Karachi Patent Office, Electronic Government Directorate, State Bank Pakistan and others.

The new Basel II Accord is a mandate by the Bank for International Settlements (BIS) requiring banks around the world to introduce processes and systems in their organization that will more effectively control and manage their enterprise wide risk. Basel II has introduced “risk differentiation” by allowing banks to hold capital reserves directly proportional to the amount of credit risk they are taking. In addition, the new accord has introduced a capital charge for operational risk. SunGard is the world’s number one software company for the financial industry with a comprehensive range of solutions. NetSol forged an alliance with SunGard in April this year and launched its Basel II solution for Banks by holding a seminar jointly with SunGard in Karachi. SunGard is rated as the leader by Gartner in Basel II space and has also received separate awards for each of its credit, market and operational risk solutions. The strong Basel II implementation know-how of NetSol’s BI Consulting combined with the world’s foremost software in the risk and financial industry makes NetSol the strongest and most proficient Basel II service in Pakistan.

NetSol Connect (Pvt) Ltd., a subsidiary of the Company with ownership of 50.1% by the Company and 49.9% by Akhter Group, is a company capitalizing on the high growth of the telecommunications market in Pakistan. NetSol Connect provides ISP services to clients in the three major cities of Pakistan and is looking to expand its service offerings. NetSol management took this strategic step to maintain its focus in the core business of software development and IT services.

As a direct result of a delay in the PTCL privatization, the state owned telecommunications monopoly, NetSol Connect has faced delays in finalizing cross network pricing and infrastructure rollout. However, the recent completion of the PTCL privatization process would provide some much needed impetus to the rollout plans. A giant UAE based telecom group (Eitesalat) has acquired 26% of PTCL for $2.6 billion and has already taken over the management control of this state owned telecom giant of Pakistan.

Technical Affiliations

The Company currently has technical affiliations as: a MicroSoft Certified GOLD Partner; a member of the Intel Solution blueprint Program; IBM Business Partner and, an Oracle Certified Partner.

Marketing and Selling

The Marketing Program

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product offerings in 2007 and beyond. The Company is aggressively growing the marketing and sales organizations in the United Kingdom, in conjunction with NetSol-CQ, in Pakistan and, with the addition of McCue, in the USA. Management believes that the year 2007 will follow 2005 and 2006 as a year for continued growth, the launching of footprints in new markets, and penetration of established markets such as North America, Asia Pacific and Europe.

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

A number of new marketing initiatives have either been launched or are in the pipeline. These programs are designed to create brand awareness and to deliver our message directly to our target group. As the company has evolved in the past three years, the number of product and service offerings has grown manifolds. The depth and breadth of our products and services would be more effectively marketed by participation in more industry events, advertising, holding seminars, delivering keynote addresses and creating more channel distribution.

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

Geographically, NetSol has operations on the West Coast of the United States, Central Asia, Europe, and Asia Pacific regions.

During the last two fiscal years, the Company's revenue mix by major markets was as follows:

	2006	2005

Asia Pacific Region (NetSol Technologies Ltd., TiG, NetSol (Pvt.), Abraxas)	55%	64%
Europe (NetSol-CQ, UK Ltd.)	40%	24%
North America (NetSol Technologies, Inc. and McCue Systems, Inc.),	2%	2%
Telecom Sector (NetSol Connect)	5%	9%
Total Revenues	100%	100%

Fiscal Year 2005-2006 Performance Overview

The Company has effectively expanded its development base and technical capabilities by training its programmers to provide customized IT solutions in many other sectors and not limiting itself to the lease and finance industry.

NetSol Technologies Ltd. (“PK Tech”)

Our off shore development facility continues to perform strongly and has enhanced its capabilities and expanded its sales and marketing activities. In May 2004, NetSol inaugurated its newly built Technology Campus in Lahore, Pakistan. The state-of-the-art, NetSol building currently houses over 450 employees and thus has become the backbone of NetSol business model providing world class IT talent and a cost arbitrage that is attractive to western customers.

The Lahore operation supports the worldwide customer base of the LeaseSoft suite of products and all other product offerings. NetSol has continued to lend support to the Lahore subsidiary to further develop its quality initiatives and infrastructure. The development facility in Pakistan, being the engine which drives NetSol, continues to be the major source of revenue generation. The Pakistan operation contributed 45% of the 2006 revenues with $8.42 million in revenues for the current year with a net profit of $2.0 million. This was accomplished primarily through export of IT services and product licensed to both the domestic and overseas markets.

During the last year, NetSol received a very positive and over-whelming response from Pakistan market as many new business opportunities emerged from both the public and private sector. This became possible due to the quality standards followed by the Company, its international recognition by the fortune 500 companies, the last ten years’ impressive track record of operations and timely delivery to the valued customers and last, but not least, its efforts to be the pioneer in the local capital market. To have more synergic advantage by consolidating both the domestic and overseas operations in one company, the management of NetSol decided to merge the affairs of its subsidiary company NetSol (Pvt) Limited (PK Private) within NetSol Technologies, Limited (PK Tech). Shareholders of the company, in their meeting held on April 28, 2006 approved the proposed merger and subsequently, with the approval of High Court of Lahore, NetSol (Pvt) Limited and its affairs stand merged with its holding company NetSol Technologies Limited as of April 28, 2006.

While available to support its product and services base on a world-wide basis, NetSol Technologies Ltd.’s selling and marketing efforts are focused on Asia Pacific, China and Middle East. In China, the company has established a new business office in the Capital city of Beijing from which it expects to have more business in future.

NetSol has signed on new customers for LeaseSoft as well as for bespoke development services. For LeaseSoft the following new projects were earned by the Company:

•	DaimlerChrysler Auto Finance China- Licensing and customization of LeaseSoft PMS, CMS & WFS.
•	Toyota Leasing Thailand (TLT) - Licensing, customization and implementation of LeaseSoft CAP, CMS & WFS.
•
TLT is a volume leader in captive finance companies in Thailand. NetSol considers it a big strategic break as delivering successfully in Thailand will position NetSol to target Toyota Finance companies around the world.

•	Mercedes-Benz Finance Japan-Licensing and implementation of LeaseSoft WFS.
•	Toyota Motor Finance China- Licensing and implementation of LeaseSoft WFS.
•	Australian Motor Finance - Licensing and implementation of LeaseSoft PMS & CMS.
•	BMW Financial Services China - Licensing and implementation of LeaseSoft CAP, CMS & WFS
•	Mauritius Commercial Bank, Mauritius- Licensing and implementation of LeaseSoft PMS and LeaseSoft CMS.
•	CMMI Evaluation Consultancy Services for the Pakistan Software Export Board (PSEB).

As a part of Ministry of Information Technology’s efforts for the process improvements in the operations of Pakistani software houses, NetSol, under the auspices of PSEB, is actively undertaking exercises for providing consultancy services for different software companies. The key aspects of these services would be CMMI introduction, gap analyses for ISO 9001:2000 compliant procedures, CMMI Level 2/3 pre-assessments, consultancies, evaluations and tracking/analyses of such improvements. The clientele for these NetSol professional services includes:, yEvolve Karachi, DPS Islamabad, Shaukat Khanum Memorial Trust (SKMT) Lahore, Extended Innovations, ProSol Islamabad, GeoPac Islamabad, ZhongXing Telecom Pakistan (Pvt.) Ltd, and Avanza Solutions, Karachi.

Management believes that NetSol has been identified as a premium IT company in Pakistan and has recently been informed by the Pakistani Software Export Board, from information provided by the State Bank of Pakistan, that in the fiscal year ending June 30, 2006, IT exports registered with the State Bank of Pakistan (SBP) amounted to US$ 72.21 million - representing an increase of over 55% from preceding year's exports of US$ 46.355 million and with its matured products and services, local and international demand is surging. TiG-NetSol is among the top ten highest IT export companies of Pakistan whereas NetSol Technologies Limited is once again on the top of the list with highest exports during the fiscal year 2005-2006. A few of the recently signed agreements in the private and public sectors are:

•	Ministry of Religious Affairs - Hajj automation

•	Government of Punjab (Motor Transport Management Information System)

•	Islamabad Capital Territories - Motor vehicle registration system

•	BS7799 Information Security Consultancy by Pakistan Software Export Board

•	Ministry of Defense (multiple projects)

•	Automation of Karachi Patent Office

•	Dawn Group of Companies - Oracle ERP

•	Tapal Tea Limited - Oracle ERP

There is a growing domestic business in Pakistan for the IT and IT enabled services, as stated above, and NetSol is strategically positioned to support a very stable and economically beneficial pipeline to win many more and major new projects in the public and private sectors. NetSol will continue to strengthen its position as a dominant IT solutions provider in this explosive growth market.

Netsol Information Security Services

With both the ever growing awareness of highly publicized IT security problems coupled with greater demands by international business partners, companies world-wide, are moving towards compliance with internationally recognized Information Security Systems Standards. Information Systems Security or Information Assurance applies to all systems in all departments of an organization, whether on computer disk, paper or in the heads of employees.

Recognizing this business opportunity, Netsol has established a new business unit called Information Security Services. The unit will provide services to secure all corporate information and their supporting processes, systems and networks.

NetSol is partnering with a recognized global leader in information security to execute its aggressive business plans. In fact, the Information Security Services has already signed two contracts to provide BS7799/ISO27001 consultancy to established IT companies under the umbrella of Pakistan Software Export Board. The work has already started on these projects and is expected to be completed within 12 months.

Information Security Services unit will be offering both professional and managed security services such as ISO 27001 ISMS implementation services, real-time security monitoring, business continuity planning. Information Security Services will help organizations lower operating costs improve regulatory compliance and provide integrity for their network systems.

NetSol Technologies UK

NetSol Technologies Limited, the Company’s UK subsidiary, was formed in Fiscal 2003. Located in the heart of London, one of the world’s major banking and finance centers, the subsidiary is responsible for the Company’s activities in the UK, Europe and Middle East and includes the spearheading of the sales and marketing efforts for InBanking™, NetSol’s treasury and wholesale banking solution; plus ongoing marketing and sales of the LeaseSoft portfolio of leasing solutions and NetSol’s range of on and off-shore IT services.

The London office of NetSol UK Ltd. continues to seek mergers and acquisition targets, joint ventures, like TIG, and new partnerships. The office is also actively involved in financing as well as investor relations. A number of new initiatives are planned for fiscal year 07. A new marketing program would be launched in September to sell the outsourcing model perfected with the Extended Innovations business with TIG. The program would be launched with presentations to a number of key prospects in the US and the UK.

With the acquisition of CQ Systems, Ltd., now NetSol-CQ, the Company has added a complimentary suite of leasing products. NetSol-CQ was established in 1986 and provides robust, powerful, scalable and safe contract management and accounting solutions for the installment credit, motor finance and asset finance markets. The modules provide an end-to-end contractual solution - from underwriting, contract administration and accounting through to asset disposal and re-marketing. Today NetSol-CQ has more than 55 banking, independent and captive finance house clients in the UK, Europe, Africa and Asia. The revenue generated by NetSol-CQ from the date of acquisition (Feb 21 to June 30, 2006) was $8.59 million, or 25% of the Company’s total revenues. The net income before tax reported for the same period was about $728,000. In terms of NetSol-CQ stand alone revenues for year 2005-2006, the revenues were $5.4 million. NetSol-CQ signed two new customers during fiscal year 2006; Investec Bank (UK) Limited and General Capital Group, PLC.

Subsequent to the CQ Systems acquisition, it was decided to use NetSol UK as a marketing arm of the Lahore subsidiary and mergers and acquisition arm of the Company.

Depending solely upon organic growth, the UK company produced $2 million in revenue for the current fiscal year or 11% of the Company’s total revenues. The net income reported was approximately $528,000. The main focus of this entity is to market the array of banking and leasing solutions in the heart of the financial district in London and the rest of Europe.

TIG-NetSol (Pvt) Limited, Joint Venture

As disclosed before, the newly formed outsourcing joint ventures of NetSol with a UK based IT solutions provider TIG, Plc. contributed approximately $1.6 million in revenue during the current fiscal year or 9% of the Company’s revenues. The total net profit was approximately $879,000 before adjusting the minority interest; NetSol owns 51% while TIG owns 49% of the JV.

Extended Innovation (EI) is the business name used for the joint venture TiG-NetSol (Pvt) Limited. TiG is a United Kingdom based public listed company committed to delivering innovative solutions to some of the big names in insurance and related industries all around the world. EI is based in software Technology Park in Lahore to take advantage of lower costs and high education standards in Pakistan.

As of June 2006, EI has 80 full time highly skilled employees trained in software and insurance domain. Extended Innovation consultants work with TiG Claims Management clients in United States, Canada and United Kingdom. These clients include Cendant, AllState and motor Care. EI consultants travel around the globe to provide services to TiG’s clients on-site. By providing dedicated resources at a lower cost base to TiG customers, EI assures that TiG solutions are supported with well-trained staff at a price that is extremely competitive in the global market. With oversight and training from NetSol, EI will maintain high quality standards and conform to worldwide accepted quality practices of CMMI.

The success of the EI business has attracted a great deal of attention from within the Innovation Group. There are plans to significantly grow the strength at EI to enable the business to offer a broader range of capabilities. We expect this business to continue to grow this fiscal year both in revenues and profits.

NetSol Connect (Pvt) Limited

In August 2003, NetSol entered into an agreement with United Kingdom based Akhter Group PLC (Akhter). Under the terms of the agreement, Akhter Group acquired 49.9% of the Company’s subsidiary; Pakistan based NetSol Connect (Pvt) Ltd., an Internet service provider (ISP) in Pakistan. In fiscal year 2004, NetSol Connect steadily grew its presence in three cities (Karachi, Lahore and Islamabad) by acquiring a small Internet online company called Raabta Online. This created a national presence for wireless broadband business in key markets that have experienced explosive growth. NetSol Connect with its new laser and wireless technologies has a potential to become a major brand in Pakistan. The partnership with Akhter Computers is designed to rollout the services of connectivity and wireless to the Pakistani national market.

Akhter, one of the oldest established computer companies in the UK, is well recognized as a provider of managed Internet services, integrated networks, both local area networks and wide area networks, as well as metropolitan area networks within the UK. Akhter owned proprietary broadband technologies and solutions provides NetSol Connect a technologically strong platform for strengthening its telecommunications infrastructure within Pakistan with a goal of becoming a leading provider of broadband Internet access to both residential and commercial users.

NetSol Connect (Pvt) Ltd. will continue to aggressively seek revenues to growth. The revenue contribution for NetSol Connect was $887,000 or about 5% of 2006 revenues. The total net income was $14,000 before adjusting the minority interest.

LeaseSoft Sales

LeaseSoft received a major recognition when DaimlerChrysler Financial Services (DCFS) AG, Germany signed a global frame agreement with NetSol for LeaseSoft. Under the terms of the open-ended global frame contract, LeaseSoft is named as one of the strategic, asset-based, finance software solutions for DCFS.

Within the DCFS locations, the Global Frame Agreement was responsible for the following additional sales of LeaseSoft in the year ended June 30, 2006: licensing and implementation of LeaseSoft PMS, CMS and WFS for DaimlerChrysler Auto Finance China; and, Licensing and Implementation of LeaseSoft WFS for Mercedes Benz Finance Japan.

Other than DCFS, NetSol was also successful in entering into agreements with new customers in the region. A major breakthrough was Toyota Leasing Thailand allowing NetSol to offer and provides services to another leader in the region’s automotive markets. This arrangement was later extended to a second Toyota client in China (Toyota Motors Finance China (TMFCN)). New customers included: licensing and implementation of WFS, CMS and PMS for Toyota Leasing Thailand; licensing and implementation of LeaseSoft for Toyota Motors Finance China; and, licensing and implementation of LeaseSoft PMS and CMS for Mauritius Commercial Bank, Mauritius.

Technology Campus

The Company broke ground for its Technology Campus in January 2000 with a three-phase plan of completion. Initially, the Company anticipated the completion of Phase One by fall 2001, but due to the delay in financing, and other macro and micro challenges facing the Company, the completion was delayed. The Technology Campus was completed in May 2004 and the Lahore operations relocated to the facilities in May 2004. The facility was formally inaugurated by the Prime Minister of Pakistan H.E. Shaukat Aziz on March 4, 2005. By relocating the entire Lahore operation from its previously leased premises to the Campus, the Company saves approximately $150,000 annually. The campus has been declared as Software Technology Park by the Government of Pakistan. The Government has also financed the linking of the campus with the high speed fiber optic backbone capable of providing 155 MB internet bandwidth. The Internet bandwidth is effectively utilized to offer state of the art video conferencing and VOIP (Voice over IP) facilities for effective and seamless communication with our global customer base. The campus site is located in Pakistan's second largest city, Lahore, with a population of six million. An educational and cultural center, the city is home to most of the leading technology oriented academia of Pakistan including names like LUMS, NU-FAST & UET. These institutions are also the source of quality IT resources for the Company. Lahore is a modern city with very good communication infrastructure and road network. The Technology campus is located at about a 5-minute drive from the newly constructed advanced and high-tech Lahore International Airport. This campus is the first purpose built software building with state of the art technology and communications infrastructure in Pakistan. The investment made by the company in developing this technology campus is proving to be highly effective in attracting new business not only from global blue chip customers but also from the fast developing Pakistan market.

People and Culture

The Company believes it has developed a strong corporate culture that is critical to its success. Its key values are delivering world-class quality software, client-focused timely delivery, leadership, long-term relationships, creativity, openness and transparency and professional growth. The services provided by NetSol require proficiency in many fields, such as software engineering, project management, business analysis, technical writing, sales and marketing, communication and presentation skills. Every one of our software developers is proficient in the English language. English is the second most spoken language in Pakistan and is mandatory in middle and high schools.

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

Management believes it has been successful in capitalizing on the “Reverse Brain Drain” phenomenon whereby it has been able to attract and retain highly qualified and suitably experienced IT and management professionals working overseas and returning to Pakistan. These include senior management as well as software development professionals that directly contribute to the organization’s improvement of various engineering processes and procedures at NetSol.

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

Overall, NetSol as a global IT company has over 30% female employees with the biggest concentration in our development facility in Lahore and in the U.S. headquarters. The Company is an equal opportunity employer. Being a successful company with a well respected name in the business community, NetSol encourages its employees to actively participate and contribute to charitable contributions for catastrophic tragedies such as Tsunami disaster and the Gulf Coast disaster caused by Katrina Hurricane in the US and the October 2005 earthquake in Pakistan.

There is significant competition for employees with the skills required to perform the services we offer. The company runs an elaborate training program for different cadre of employees ranging from technical knowledge, business domains as well as communication, management and leadership skills. The Company believes that it has been successful in its efforts to attract and retain the highest level of talent available, in part because of the emphasis on core values, training and professional growth. We intend to continue to recruit, hire and promote employees who share this vision.

As of June 30, 2006, we had 708 full-time employees; comprised of 498 IT project personnel in Pakistan, UK, Australia, and US; and 210 non-IT personnel in Pakistan, UK, Australia and US. The non-IT personnel include 38 employees in sales and marketing and 168 in general and administration. There are a total of 4 part-time employees and the rest are full time-employees. None of our employees are subject to a collective bargaining agreement. Our telecom subsidiary NetSol Connect has 70 full time employees based in Karachi, Pakistan.

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

In the LeaseSoft business space, the barriers to entry are getting higher. The products are getting more cutting edge and richness in functionality is paramount. Older companies have prolonged the life of their legacy products by creating web-based front ends, while the core of the systems has not been re-engineered.

Our competitors have not been as active in mergers and acquisitions as NetSol. This is mostly due to lack of funding for such acquisitions as most of the companies are privately held. Start ups have to gain traction over several years to make their products more robust and scalable and therefore find it difficult to compete on price and functionality. Additionally, our competition mostly are based in high cost locations in the US, UK and Europe as opposed to NetSol with its facility in Lahore. NetSol is now the only company in the leasing and finance solution space that provides regional solutions in North America, Europe and Asia Pacific. In addition, it is the only company in this space that is publicly listed and provides an offshore development infrastructure.

Some of the competitors of the Company are International Decisions Systems, EDW, Data Scan, AIPAC, CHP, KPMG, LMK Resources, Systems Innovation (Si3), Bearing Point, Kalsoft, Systems Limited, Oratech Pakistan, TechAccess Pakistan a few others. These companies are scattered worldwide geographically. In terms of offshore development, we are in competition with some of the Indian companies such as Wipro, HCL, TCS, InfoSys, Satyam Infoway and others. Many of the competitors of NetSol have longer operating history, larger client bases, and longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, and public relations resources than NetSol. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

Customers

Some of the customers of NetSol include: DaimlerChrysler Services AG; DaimlerChrysler Asia Pacific - Singapore; Mercedes-Benz Finance - Japan; Yamaha Motors Finance - Australia; DaimlerChrysler Financial Services-Taiwan; Debis Portfolio Systems - UK; DaimlerChrysler Financial Services - Australia; DaimlerChrysler Leasing - Thailand; DaimlerChrysler Financial Services - South Korea; UMF Leasing Singapore; MCB Mauritius; Toyota Leasing Thailand; Toyota Motors Finance China; BMW Financial Services - China; Australian Motor Finance- Australia and, DaimlerChrysler Services New Zealand. In addition, NetSol provides offshore development and testing services to Innovation Group Plc UK and their blue chip global insurance giants like Allstate, Cendent, etc. NetSol is also a strategic business partner for DaimlerChrysler (which consists of a group of many companies), which accounts for approximately 11% of our revenue. Toyota Motors (which consists of a group of many companies) accounts for approximately 12% of our revenues. No other individual client represents more than 10% of the revenue for the fiscal year ended June 30, 2006.

Some of McCue Systems, Inc., U.S. customers include: Volkswagen Credit U.S. & Canada; Cisco Capital; Hyundai Motor Finance; Keycorp Leasing; Bank of Tokyo Mitsubishi; Chase Equipment Finance; and, National City Commercial Credit.

As compared to the previous year, NetSol Technologies, Ltd. was able to materialize a number of services contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them were solely focusing on software development and engineering. This year, NetSol, has gone a step further by providing consultancy services to organizations so as to improve their quality of operations and services in addition to winning strategically important assignments within the E-Governance domain for organizations of national significance in Pakistan, including, Prime Minister’s office and the lower and upper houses of Parliament. These clients include private as well as public sector enterprises. Also, NetSol was successful in consolidating its standing as one of the preferred solutions provider for the Military sector and Defense organizations. The NetSol service portfolio has now diversified into a comprehensive supply chain of end to end services and solutions catering to BPR, consultancies, applications development, and systems engineering integration as well as other supporting processes for turnkey projects.

The Internet

The Company is committed to regaining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet provides greater convenience and efficiency to customers and, in turn, to the Company. The Company receives 150,000 hits per month to www.NetSoltek.com. The Company also maintains a product specific website for LeaseSoft at www.leasesoft.biz. The website for CQ Systems is www.CQSystems.com.

The website for McCue Systems, Inc. is www.mccue.com.

NetSol’s software development and SQA team as well as its clients use its web based customer relationship management solution (HelpDesk) for timely and direct communication during the support and maintenance phases through its Web sites, customers, potential customers and investors can access a wide range of information about the Company's product offerings, can configure and purchase systems on-line, and can access volumes of support and technical information about the Company. More details can be found on http://www.netsolhelp.com.

Operations

The Company's headquarters are in Calabasas, California. Nearly 70% of the production and development is conducted at NetSol in Lahore, Pakistan. The other 15% of development is conducted in the Proximity Development Center or "PDC" in Horsham, UK to cater to the UK and European customers as well as 15% at the U.S. development facility located in the Silicon Valley area of California. The marketing effort is shared and coordinated between the primary divisions operating at NetSol Technologies Ltd in Lahore, Pakistan, NetSol UK, NetSol-CQ in the UK, and McCue Systems, Inc in the U.S. It is anticipated that US marketing operations will be conducted through the parent and McCue Systems, Inc. These are the core operating companies engaged in developing and marketing IT solutions and software development and marketing. An initiative is underway to unify the look and feel of all advertising, branding and marketing material.

NetSol UK, together with NetSol-CQ, services and supports the clients in the UK and Europe. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions. McCue Systems, together with the parent, will support all of the North American customers.

A significant portion of the software is developed in NetSol’s world class and state of the art technology campus in Lahore, Pakistan. This facility which is the engine and nerve center for NetSol just recently was awarded the highest gold standard of CMMI level 5. Despite of the global unrest due to the Iraq war and international terrorism, as well as economic pressure due to skyrocketing oil prices, the economy of Pakistan has made a positive turn around. The economy of Pakistan has grown to over 8.6% in 2005 and it is expected to sustain the same trend for years. For the first time in the history of Pakistan, the foreign exchange reserve has exceeded $13.0 billion in comparison with just below $2.0 billion in 2000. There has been a massive surge in FDI or foreign direct investments in Pakistan by foreigners. These investments have been in many sectors, to name a few: industrial infrastructure, telecom, oil & gas, stock market and real estate. The stock market in Pakistan is the most bullish in the Asia Pacific region with market growth over 600% year to date (Karachi Stock Exchange on October 18, 2001 was at 1,103 points vs. about 9,700 in recent times). Pakistan, now a close US ally, is recognized by the western world as becoming very conducive and attractive for foreign collaboration and investments. The breakthrough ‘thawing’ of relationships between Pakistan and its biggest democratic neighbor, India, has stabilized the South East Asia region. This environment has raised the comfort and confidence of foreign investors and major US and European corporations to enhance their businesses in Pakistan. Due to many strategic measures and decisions by the government of Pakistan, the telecom sector has been privatized. Several new foreign telecom giants have made some serious investments in Pakistan. The biggest example is an U.A.E. based Telecom giant ‘EITESALAAT’ which acquired 26% or management control of ‘PTCL’ a government owned telecom company. This reflects a true potential and tremendous growth opportunities in Pakistan. There has been a surge of international investors cashing on the growing privatization of some significant national assets and state run industries. This projects a very positive image and makes Pakistan a most conducive economy into which to invest. According to a report from World Bank ranking, most rank Pakistan as the 60th country in the ease of doing business ahead of both China and India.

The IT and telecommunication sector is the fastest growing sector in Pakistan mostly due to growing privatization, relaxed policies and a 15 year tax holiday on IT exports of services and products. These policies have strongly encouraged companies, like NetSol, to enhance its infrastructure and develop a solid and formidable team of IT professionals.

The Company is in an extremely strong position to continue to use this offshore model, which includes competitive price advantage to serve its customers. Due to all major improvements economically, politically and regionally, Pakistan’s perception is improving drastically in recent months. A few major names such as Microsoft, Oracle, Cisco, Tata Consulting Services (India) and many other major names have recently signed agreements for collaboration and alliances with Pakistani companies. NetSol’s few major successes achieved in 2006 were:

*	A successful acquisition of McCue Systems, Inc. in Burlingame, California
*	Seamless integration of CQ Systems with NetSol.
*	Launch of Beijing office in China and acquisition of three major auto customers based in China: Daimler Financial Services, Toyota Leasing and BMW China.
*	A successful Joint Venture with NetSol and TIG to use the offshore development model
*	A global frame agreement with Daimler Credit Services
*	Adding blue chip customers such as Toyota Leasing Thailand, Investec UK and, Hyundai N.A

A major blue chip US bank, Lehman Brothers, recently issued an industry report covering IT and BPO space in the emerging markets of S.E Asia under title ‘New New Markets’ and highlighted Pakistan in general and NetSol in specific as the growth and emerging markets. This report was based on extensive due diligence and research by the research group of Lehman Brothers. The report projects Pakistan as a more favorable place to do business and profiled NetSol as the best IT company. This report addresses the country risks quite fairly and rated as ‘favorable’ country to do business and the next emerging IT destination.

Some other US publications such as Newsweek, Asia Edition in March 2006 did an extensive story on ‘Pakistan Promise’ also highlighting the economic fundamentals and buoyancy with great optimism. NetSol was also profiled in this article as the fastest growing and the number one IT company there.

Just recently Moody’s International assessed Pakistan as less vulnerable than many countries in the Asia Pacific region. Also, Standard & Poor’s rating on Pakistan has been improved to positive. The present government has taken major bold steps to attract new foreign investment and bolster the local economy. The confidence of the local investors and foreign investors has been undoubtedly enhanced resulting in stronger demand of new listing in the stock markets. Also recently the telecom sector received a boost when the IT ministry was able to successfully auction two new mobile phones licenses for a total of $592 million to two European Telecom conglomerates. This was a landmark development and it simply underscores the confidence and growing interest of foreign companies in investing in Pakistan.

The specific successes achieved from the acquisitions of CQ Systems and McCue Systems endorses the fact that Pakistan is a safe place to do business when compared to many other troubled spots in the Middle East. The joint venture with TIG is another major example as tens of US and UK customers of TIG-UK now receive world class service from NetSol Pakistan. In all the above cases, their teams went through extensive due diligence by actually visiting Pakistan and chose to transfer their development to Pakistan.

Despite the overall positive outlook for Pakistan, the company is quite prepared in any contingency to use alternate development facilities located in Beijing, Horsham (UK), Burlingame (USA) and Adelaide (Australia). These locations mitigate any underlying risk due to any geopolitical crises.

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

Research and Development

In anticipation of an upcoming World Bank funded program, NetSol Pakistan has been proactively undertaking a Research and Development exercise to develop a proof of concept for “computerization of Land Records Management Information System (LRMIS)”. NetSol’s LRMIS is developed after thorough evaluations of existing manual system and client/user needs, detailed system analysis and process flow definition. It automates various land record management registers and is programmed to generate key reports on multiple parameters. Overall it provides the benefits of timely data availability, data transparency and accuracy, cost effectiveness, easy transaction tracking and better decision making using IT-enablement in a field where its need is hugely felt.

ITEM 2 - PROPERTIES

Company Facilities

The Company’s headquarters have been located at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302 since 2003. It is located in approximately 1,919 rentable square feet, with a monthly rent of $4,317. The lease is a one-year lease expiring in December 2006.

Other leased properties as of the date of this report are as follows:

Location/Approximate Square Feet		Purpose/Use	Monthly Rental Expense

Australia	1,140	Computer and General Office	$1,380

Beijing	188	General Office	$1,900

Burlingame (McCue Systems)	9,554	Computer and General Office	$20,552

Horsham (NetSol-CQ)	6,570	Computer and General Office	$10,989

London (United Kingdom)	378	General Office	$6,581

NetSol (Karachi Office)	1,883	General Office	$1,726

NetSol (Islamabad Office)	3,240	General Office & Guest House	$1,417

NetSol (Rawalpindi Office)	1,112	General Office	$800

The Australia lease is a three-year lease that expires in September 2007 and currently is rented at the rate of $1,380 per month. The Beijing lease is a one year lease that expires in July 2007. The monthly rent is $2,280 per month with the first two months free bringing the average monthly rent to $1,900 per month. Our London, UK operations are currently conducted in leased premises operating on one year lease commencing April 28, 2006 with current rental costs of approximately $6,581 per month. The NetSol-CQ System facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of £75,000 (approximately $131,871.15). McCue Systems, located in Burlingame, California are leased until June 30, 2007 with a monthly rent of $20,552.

The NetSol Karachi lease is a 3 year lease that expires on December 4, 2008 and currently is rented at the rate of $1,726 per month. The NetSol Islamabad lease is a 15 year lease that expires on August 31, 2016 and currently is rented at the rate of $1,417 per month. The NetSol Rawalpindi lease is a 2 year lease that expires on January 4, 2008 and currently is rented at the rate of $800 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space.

Lahore Technology Campus

The newly built Technology Campus was inaugurated in Lahore, Pakistan in May 2004. This facility consists of 50,000 square feet of computer and general office space. This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan. Title to this facility is held by NetSol Technologies Ltd. and is not subject to any mortgages. The Company also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park. By this agreement, the IT ministry has invested early 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility. In order to cater for future business expansion and taking advantage of depressing real estate market, the company purchased two new cottages adjacent to its main building. Total covered area of these cottages is 4,900 sq feet and it cost was $250,000 approx. The management has moved its accounts, finance, internal audit, company secretariat and costing and budgeting department into these cottages. For the recreation of its valuable resources, the management has also established a gymnasium there.

ITEM 3 - LEGAL PROCEEDINGS

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NetSol conducted its annual meeting of shareholders on April 21, 2006. The following are the items that were voted upon.

1. Election of Directors

The following persons were elected directors of the Company to hold office until the next Annual General Meeting of the Shareholders. The following sets for the voting tabulation for each director:

Director	Voted	Withhold	Percent of Total Voted	Total Shares Voted
Najeeb Ghauri	11,753,916	56,074	99.52	11,809,990
Naeem Ghauri	11,770,821	39,169	99.67	11,809,990
Salim Ghauri	11,770,841	39,149	99.67	11,809,990
Jim Moody	11,783,158	26,832	99.77	11,809,990
Shahid Burki	11,777,878	32,112	99.73	11,809,990
Eugen Beckert	11,765,853	44,137	99.63	11,809,990
Derek Soper	11,785,330	24,660	99.79	11,809,990

2. Ratification of Appointment of Auditors

Kabani & Company Inc. was appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company. The directors were authorized to fix the remuneration to be paid to the auditors. The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Percent
11,809,990	11,670,935	28,308	0	98.82%

3. Adoption of the 2005 Employee Stock Option Plan

The Board of Directors of the Company adopted the 2005 Stock Option Plan (the “Stock Option Plan”) subject to acceptance by the shareholders of the Company. This plan offers restricted shares only.

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

The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Broker Non-Vote	Percent
11,809,990	6,026,737	187,429	23,130	5,572,694	51.03%

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; RECENT SALES OF UNREGISTERED SECURITIES

(a) MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of NetSol Technologies, Inc. is listed and traded on NASDAQ Capital Market under the ticker symbol "NTWK."

The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the NASDAQ for each quarter during the last two fiscal years.

	2005-2006		2004-2005
Fiscal Quarter	High	Low	High	Low

1st (ended September 30)	2.36	1.65	1.99	1.09
2nd (ended December 31)	2.39	1.70	2.71	1.14
3rd (ended March 31)	2.19	1.75	2.67	1.82
4th (ended June 30)	2.40	1.63	2.15	1.84

RECORD HOLDERS - As of September 20, 2006, the number of holders of record of the Company's common stock was 219. As of September 20, 2006, there were 17,623,741 shares of common stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security holders	8,585,500(1)	$2.60(2)	4,161,000(3)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	5,038,000	$2.60	3,013,667

(1)
Consists of 46,000 under the 2001 Incentive and Nonstatutory Stock Option Plan; 1,059,500 under the 2002 Incentive and Nonstatutory Stock Option Plan; 970,500 under the 2003 Incentive and Nonstatutory Stock Option Plan; 4,730,000 under the 2004 Incentive and Nonstatutory Stock Option Plan; and 1,780,000 under the 2005 Incentive and Nonstatutory Stock Option Plan .

(2)	The weighted average of the options is $2.60.
(3)
Represents 941,500 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan; and, 3,220,000 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan.

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

On December 24, 2003, NetSol entered into a loan agreement with an accredited non-U.S. investor, Akhtar Group. Under the terms of the loan, NetSol borrowed $250,000 from the investor. The note has an interest rate of 6% per annum. The note is due on a date that is one hundred and twenty (120) days from the issuance date. In the event of default by NetSol only, the note is convertible into shares of common stock at $1.85 per share, and 135,135 warrants at the exercise price of $3.00 per share which expire six months from the conversion date. The note was issued in reliance on an exemption available from registration under Regulation S of the Securities Act of 1933, as amended. While the note was not automatically convertible except in the case of a default, the company elected, prior to default and, with the agreement of the note holder, to compromise the debt with stock rather than a cash payment. In addition, the detachable warrants were cancelled at this time. Effective March 8, 2004, the loan was converted into 135,135 shares of NetSol’s common stock

On March 26, 2004, NetSol issued debentures to 23 accredited investors in a principal amount of one million two hundred thousand dollars ($1,200,000). The debentures mature two years from the date of the debenture, or March 26, 2006 and bear interest at the rate of 10% per annum payable in common stock or cash at NetSol’s option, on a quarterly basis. Pursuant to the terms of a supplement agreement dated May 5, 2004, between NetSol and the debenture holders, the conversion rate was set at one share for each $1.86 of principal. As part of that amendment, each debenture holder is entitled to receive, at conversion, warrants to purchase up to 50% of the shares issuable to the debenture holders at conversion at the exercise price of $3.30 per share. These warrants expire in June 2009. These debentures and warrants were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

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

In August 2004, the Company sold 190,476 shares of its common stock in private placements valued at $200,000. As of September 30, 2004, these shares have not been issued. These shares were issued in reliance on an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.

In the quarter ended December 31, 2004, sixteen holders of $900,000 in convertible debentures converted their notes into 483,873 shares of the Company’s common stock.

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

In August 2005, we issued 26,882 shares as conversion of a convertible debenture originally issued to this investor in March 2004. The original issuance of the convertible debenture and the issuance of these shares were made in reliance on an exemption from registration available under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”).

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

In October 2005, we issued 63,838 shares to Maxim Group, an accredited investor, as compensation for services rendered to the Company. The issuance to Maxim Group was made in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended (the “Act”).

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

During the quarter ended March 31, 2006, the company issued 4,483 shares to an accredited investor as payment for services provided. The shares were issued in reliance on rule 4(1) of the Securities Act of 1933.

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

In May 2006, the company issued 3,772 shares to an accredited investor as payment for services provided. The shares were issued in reliance on rule 4(1) of the Securities Act of 1933.

In May 2006, we issued 5,000 shares to an employee of the Company as compensation for services rendered. The issuance to this employee was made in reliance on an exemption from registration under Section 4(2) of the Act.

In June 2006, 884,535 shares of the Company’s common stock valued at $1,804,406 was issued to ten individual United Kingdom based shareholders to acquire CQ Systems, a UK company. The shares were issued to the former CQ shareholders in reliance on an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

On June 15, 2006, the Company issued convertible notes to 5 institutional investors in a principal amount of $5,500,000 and bearing interest at the rate of 12% per annum. These notes are convertible, to the extent that such conversion does not violate Nasdaq Marketplace rules into common stock at the current conversion rate of $1.65 per share. Also in connection with this financing, the Company issued these same investors warrants to acquire 1,666,667 shares of common stock of the Company at the current exercise price of $2.00 per share. These warrants have a five year term and may exercised to the extent that such exercise does not violate Nasdaq Marketplace Rules. Also, in connection with this financing, the Company issued warrants to purchase 266,667 shares of common stock to its placement agent, Maxim Group LLC. These warrants have a two year term and are exercisable at the rate of $1.65 per share. These securities were issued in reliance on an exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

During the fiscal years ended June 30, 2006 and 2005, employees exercised options to acquire 285,383 and 890,110 shares of common stock in exchange for a total exercise price of $390,632 and $1,114,733, respectively.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2006.

Forward Looking Information

This report contains certain forward-looking statements and information relating to NetSol that is based on the beliefs of management as well as assumptions made by and information currently available to its management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, and similar expressions as they relate to NetSol or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of NetSol with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results may vary materially from those described in this report as anticipated, estimated or expected. NetSol’s realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render NetSol’s technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company’s business is built. NetSol does not intend to update these forward-looking statements.

PLAN OF OPERATIONS

•	Enhance Software Design, Engineering and Service Delivery Capabilities by increasing investment in training.
•	Continue to invest in Research and Development in an amount between 7-10% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.
•	Recruit new sales personnel in US to grow the penetration in North American markets.
•	Aggressively exploit the booming Chinese market and continue to exploit NetSol’s presence in China.
•	Increase Capex, to enhance Communications and Development Infrastructure. Roll out a second phase of construction of technology Campus in Lahore to respond to a growth of new orders and customers.
•	Launch new business development initiatives in hyper growth economies such as China and Eastern Europe.
•	Create new technology partnership with Oracle and strengthen our relationship with Intel in Asia Pacific and in the USA.
•
Market aggressively on a regional basis the Company’s tri-product solutions by broader marketing efforts for LeaseSoft in Asia Pacific and untapped markets, Aggressively grow LeasePak solutions in North America and further establish NetSol CQ Enterprise solution in the European markets.

•	Expand the outsourcing model of TIG JV and tap in the biggest markets in the North America and Europe by replicating the success of NetSol TIG.
•	Forge a partnership with a US based telecom company for its telecom division to fully exploit the explosive market potential in Pakistan.
•	Continued integration of CQ Systems and integration of McCue Systems

Top Line Growth through Investment in organic marketing activities:

•	Expand the marketing and distributions of regional products solutions in four continents: North .America, Europe, Asia Pacific and Africa.
•	Expand and deepen relationships with key customers in the US, Europe and Asia Pacific by offering enhanced product offerings.
•	Product Positioning through alliances and partnership.
•	Capitalize on NetSol McCue and CQ affiliations with ELA (Equipment Leasing Association of N.A) and European leasing forums.
•	Induct some very well known corporate leaders as consultants (2-3) in the US to tap into some new verticals and major new customer base.
•	Joint Ventures and new alliances.
•	Direct Marketing of Services.
•	Effectively position and marketing campaign for ‘Inbanking’ by launching the beta test in the next few months.

•	Explore new diversified opportunities in the areas of Business process Outsourcing.
•	Hold frequent users group meetings in North America and Asia Pacific and customers road shows to attract bigger value new contracts.

Funding and Investor Relations:

•	Aggressive marketing campaign on Wall Street to get the story of NetSol known to retail, institutions, micro cap funds and analysts.
•	Attract long term institutional investors and partners both in the US and in Asia.
•	Infuse new capital from potential exercise of outstanding investors’ warrants and employees’ options for business development and enhancement of infrastructures.
•	Continuing to efficiently and prudently manage cash flow and budgets.
•	Expose NetSol to various small cap and technology investors’ forum across North America.

Improving the Bottom Line:

•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale
•	Continue to review costs at every level to consolidate and enhance operating efficiencies.
•	Grow process automation and leverage the best practices of CMMI level 5.
•
Create 3 new geographic regions: North America, Europe and Asia Pacific to leverage the infrastructure and resources and to drive direct ownership based on revenue and the bottom line. Also break the company’s business in two business groups: Global Product Group and Global Services Group.

•	More local empowerment and P&L Ownership in each Country Office.
•	Improve productivity at the development facility and business development activities.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Senior management compensation not to change at least through fiscal year 2007.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development ‘engine’ of NetSol, which became CMMI Level 2 in early 2002. In a quest to continuously improve its quality standards, NetSol reached CMMI Level 4 assessment in December 2004. According to the website of SEI of Carnegie Mellon University, USA, only a few software companies in the world have announced their assessment of level 4. Now, as a result of achieving CMMI level 5 on August 11, this year, the Company is expecting a growing demand for its products and alliances from blue chip companies worldwide. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMMI levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMMI levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology.

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

•	Outsourcing of services and software development is growing worldwide.
•	The Leasing & Finance industry in North America has increased $260 billion and about the same size for the rest of world.
•	Recent outpouring of very positive US press and research coverage by major banks such as Lehman Bros on Pakistan outlook and NetSol growing image and name.
•	The influx of US companies and investors in addition to investors from all other parts of world to Pakistan.
•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 years tax holiday on IT exports of services. There are 10 more years remaining on this tax incentive.

•	Cost arbitrage, labor costs still very competitive and attractive when compared with India.
•	Overall economic expansion worldwide and explosive growth in the merging markets specifically.
•	Continuous improvement of US and Indian relationships with Pakistan
•
Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $13 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and elimination of corruption at the highest level.

•
Robust growth in outsourcing globally and investment of major US and European corporations in the developing countries. As demonstrated by the recently published book ‘World is Flat’ by Tom Friedman, there is a need for western companies to expand their businesses in emerging markets. Both Pakistan and China are in forefront.

•	Chinese economic boom leading to new market opportunities.

Negative trends:

•
The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.

•	Negative perception and image created by extremism and terrorism in the South Asian region.
•	Skyrocketing oil prices and unfortunate affects of Hurricane Katrina on US economy.
•	Continuous impact of Iraq war on US and global economy.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the fiscal years ended June 30, 2006 and 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CASH RESOURCES

We were successful in improving our cash position by the end of our fiscal year, June 30, 2006 with $2,493,768 in cash worldwide and $1,739,851 in certificates of deposit. In addition, $669,382 was injected by the exercise of options by several employees in 2006.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Chief Financial Officer

In July 2005, Mr. Najeeb Ghauri resigned from his position of Chief Financial Officer of the Company retaining his position as Chairman of the Board under an Executive capacity. Ms. Tina Gilger a CPA and formerly the Company’s controller was appointed by the board of directors to replace Mr. Ghauri.

Board of Directors

At the 2006 Annual Shareholders Meeting a seven member board was elected. The shareholders voted for the following slate of directors: Mr. Najeeb U. Ghauri, Mr. Jim Moody, Mr. Salim Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki and Mr. Derek Soper. .

Committees

The Audit committee is made up of Mr. Jim Moody as chairman, Mr. Burki, Mr. Beckert and Mr. Soper as members. The Compensation committee consists of Mr. Burki as its chairman and Mr. Soper, Mr. Beckert, and Mr. Moody as its members. The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Moody, Mr. Burki and Mr. Soper as members.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2006 COMPARED TO THE YEAR ENDED JUNE 30, 2005

Net revenues for the year ended June 30, 2006 were $18,690,412 as compared to $12,437,653 for the year ended June 30, 2005. Net revenues are broken out among the subsidiaries as follows:

	2006	%	2005	%
Netsol USA	$45,250	0.24%	$295,725	2.38%
Netsol Tech (1)	7,119,685	38.09%	6,557,031	52.73%
Netsol Private (2)	1,304,945	6.98%	776,572	6.24%
Netsol Connect	887,290	4.75%	1,143,616	9.19%
Netsol UK	2,038,533	10.91%	687,620	5.53%
Netsol CQ	5,376,427	28.77%	2,311,345	18.58%
Netsol-Abraxas Australia	232,189	1.24%	217,470	1.75%
Netsol-TiG	1,642,256	8.79%	448,274	3.60%
Netsol Omni	43,837	0.23%
Total Net Revenues	$18,690,412	100.00%	$12,437,653	100.00%

(1) Refers to NetSol Technologies Limited
(2) Refers to NetSol (Private) Limited (merged with NetSol Technologies Limited as of April 28, 2006)

The total consolidated net revenue for fiscal year 2006 was $18,690,412 compared to $12,437,653 in fiscal year 2005. This is a nearly 50% increase in revenue. Maintenance fee revenue increased 135% from $1,040,733 to $2,444,075. Revenue from services, which includes consulting and implementation, increased 77% from $6,250,745 to $11,053,966. The increase is attributable to increased sales and, the forming of new business divisions in Lahore. In addition, the acquisition of CQ Systems and the forming of the joint-venture with TiG, which occurred in the second half of fiscal 2005, had a full year of operations.

The fiscal year ended June 30, 2006 was a very busy and exciting period for NetSol worldwide. The Company added a few major new customers such as DaimlerChrysler in China, Japan, and New Zealand and Toyota Leasing Thailand and China. In addition, many new customers were added in Pakistan in both the public and private sectors. NetSol signed many new alliances and partnerships in fiscal year 2006.

NetSol made a significant move by acquiring 100% of a UK based software company CQ Systems Ltd. in February 2005. The acquisition of CQ Systems has provided NetSol a very strong and seasoned management team with a mature, profitable, business which contributes strongly to our top and bottom lines.

NetSol’s Global Frame Agreement with DaimlerChrysler Financial Services (“DCFS”) qualifies NetSol as a preferred vendor to DCFS in 40 plus countries where DCFS operates. As a direct result of the successful implementations of some of our current systems with DaimlerChrysler and the signing of the global frame agreement, we are noticing a significant increase in demand for LeaseSoft. Although the sales cycle for LeaseSoft is rather long, we are experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe, North America and Pakistan. In fiscal year 2005, NetSol raised the pricing of its LeaseSoft licenses significantly due primarily to a surge in demand. In spring of 2005, one complete system was sold to Toyota Leasing Thailand (“TLT”) for nearly $2.3 million that includes over $1.2 million for license fees.

A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in fiscal year 2007 that could potentially increase the sales and bottom line. As the Company sells more of these licenses, management believes it is possible that the margins could increase to upward of 70%. The license prices of these products vary from $300,000 to an excess of $1,000,000 with additional charges for customization and maintenance of between 20%-30% each year.

We have added the following new business divisions in Pakistan to expand our operations:

•
BI Consulting: a consulting division with the initial objective of targeting the banking industry. The implementation of the new International Basel II Accord by local banks has created a huge demand for solutions that allow banks to accurately quantify their risks of incurring losses. This is a predictive capability offered by business intelligence software; and, for that purpose we’ve aligned ourselves with the largest financial services software company, SunGard, which is also among the top ten software companies globally.

•
Information Security (INFOSEC): in recognition of the ever growing awareness of highly publicized IT Security problems, NetSol has established a new business unit. The unit will provide services to secure all corporate information and their supporting processes, systems and networks. INFOSEC is designed to ensure "The right information to the right people at the right time". NetSol is partnering with a recognized global leader in information security (ISS - Internet Security Systems) to execute this business plan.

•
Defense Division: in light of our coordination with the Pakistan Defense Sector, NetSol established its very own Defense Division to cater specifically to the growing demands in this domain, and to deliver services with the professionalism and reliability that epitomizes NetSol’s CMMI Level 5 standing.

•
Enterprise Business Solutions (EBS): due to the dynamic nature of the business environment and the increasing demand for operational efficiency in today’s world, NetSol has built its own Enterprise Business Solutions (EBS) division partnering with Oracle and DataStream. With EBS, NetSol gives companies the ability to manage, maintain and track assets, plus the ability to use this data to drive decision-making in areas such as Maintenance, Inventory, Warranty, Up-time Reliability & Risk Management.

The gross profit was $9,669,894 for year ended June 30, 2006 as compared with $7,682,904 for the same period of the previous year. This is a 26% increase. The gross profit percentage was 52% for the current fiscal year and 62% in the prior year. The cost of sales was $9,020,518 in the current year compared to $4,754,749 in the prior year. Although salaries and consultant fees increased $3,288,334 from $2,829,552 in the prior year to $6,117,886, as a percentage of sales, it only increased 10%. The company hired over 90 new programmers and engineers to meet the growing demand. This directly affected the cost of sales resulting in lower profit margins in 2006. In addition, the Company added several new business divisions in Pakistan hiring the best talent in these specialized areas. The gross profit margin also is expected to improve due to improved quality standards such as achieving the assessment of CMMI Level 4 in 2004 and finally CMMI Level 5 in August 2006. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it situates itself for increased growth organically and from the acquisitions of CQ in February 2005 and now MC Systems, Inc. in June 2006. This investment caused salaries and consultants expense to increase as well as depreciation on the purchased assets.

Operating expenses were $9,929,241 for the year ended June 30, 2006 as compared to $6,618,199 for the year ended June 30, 2005. As a percentage of sales, operating expenses was 53.21% for both fiscal 2006 and 2005. During the years ended June 30, 2006 and 2005, the Company issued 67,255 and 188,972 restricted common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $136,117 and $246,650 for the years ended June 30, 2006 and 2005, respectively. Total professional service expense, including non-cash compensation, was $607,706 and $604,192 for the years ended June 30, 2006 and 2005, respectively. During the years ended June 30, 2006 and 2005, the Company recorded depreciation and amortization expense of $2,286,678 and $1,564,562, included in this increase is the addition of the over $2.7 million of capital expenditures during the year. Salaries and wages expenses were $2,557,648 and $2,022,183 for the years ended June 30, 2006 and 2005, respectively, or an increase of $535,465 or 27%. As a percentage of sales, salaries were 13.68% compared to 16.26% in the prior year. The addition of the new subsidiary, CQ Systems and the forming of the joint-venture with TiG, as well as an increase in development, sales and administration employees resulted in the increase. Approximately 100 new employees were added throughout the Company during the current fiscal year. General and administrative expenses were $2,687,860 and $1,644,774 for the years ended June 30, 2006 and 2005, respectively, an increase of $1,043,086 or 63%. As a percentage of sales, these expenses were 14.38% in the current year compared to 13.22% in the prior year. This increase is due to the addition of three new sales offices in Pakistan, the sales office in China, increased board fees, increased travel and other expenses that supporting a large workforce entails.

Selling and marketing expenses increased to $1,789,379 for the year ended June 30, 2006 as compared to $782,488 for the year ended June 30, 2005, reflecting the growing sales activity of the Company and the addition of the new subsidiary, CQ Systems and the joint-venture, TIG-NetSol and the new sales offices in Pakistan and China. As a percentage of sales, these expenses were 9.57% in the current year compared to 6.29% in the prior year, an increase of 3.28%. The Company wrote-off, as uncollectible, bad debts of $30,218 and $13,118, during the years ended June 30, 2006 and 2005, respectively.

The loss from operations in fiscal year 2006 was $259,347 compared to income of $1,064,705 in fiscal year 2005. Included in these amounts are non-cash charges of depreciation and amortization of $2,286,678 and $1,564,562 settlement expenses of $15,953 and $43,200 and bad debt expense of $30,218 and $13,118, respectively.

Net loss in fiscal year 2006 was $1,353,053 compared to a net income of $663,325 in fiscal year 2005 or $2,016,379 decrease. The current fiscal year amount includes a net reduction of $954,120 compared to a reduction of $111,073 in the prior year for the 49.9% minority interest in NetSol Connect, TIG-NetSol and NetSol Omni, and the 28.13% of NetSol Tech owned by unaffiliated parties. The Company also recognized non-recurring expenses including $14,389 and $209,848 expense for the beneficial conversion feature on notes payable and convertible debenture, a gain of $8,294 and $404,136 from the settlement of a debt, respectively. In addition, during the current fiscal year, the Company recorded an expense of $21,505 for the fair market value of options and warrants granted. The net loss per share was $0.09 in 2006 compared to net income of $0.06 in 2005. The total weighted average of shares outstanding basic and dilutive was 14.6 million against basic 11.6 million and diluted 14.8 million shares in 2005.

The net EBITDA income for fiscal 2006 was $2,215,903 compared to net EBITDA income for fiscal 2005 of $2,928,166 after amortization and depreciation charges of $3,020,048 and $2,038,564 income taxes of $106,021 and $10,416, and interest expense of $442,887 and $215,861, respectively. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process.

Liquidity And Capital Resources

The Company's cash position was $2,493,768 at June 30, 2006 compared to $1,371,727 at June 30, 2005. In addition, the Company had $1,739,851 compared to $205,480 in certificates of deposit. The total cash position, including the certificates of deposits, was $4,233,619 as of June 30, 2006 compared to $1,577,207 as of June 30, 2005. In addition, the Company had $4,533,555 in restricted cash as of June 30, 2006. The cash is restricted insofar as it was dedicated to specific uses as described in the financing completed in June 2006.

The Company’s current assets, as of June 30, 2006, totaled $22,230,443 and were 51.74% of total assets, an increase of 12.10% from $8,373,861 or 39.64% as of June 30, 2005. As of June 30, 2006, the Company's working capital (current assets less current liabilities) totaled $10,710,791 compared to $3,458,302 as of June 30, 2005, an increase of $7,252,489. As of June 30, 2006, the Company had over $6.2 million in accounts receivable and $4.5 million in revenues in excess of billings.

Net cash provided by operating activities amounted to $2,414,286 for the year ended June 30, 2006, as compared to $243,872 for the comparable period last fiscal year. The increase is mainly due to an increase in accounts receivable and other assets offset by an increase in other payable - acquisition.

Net cash used in investing activities amounted to $8,516,334 for the year ended June 30, 2006, as compared to $4,697,488 for the comparable period last fiscal year. The difference lies primarily in the purchase of CQ Systems and McCue Systems and the related increase in intangible assets acquired as well as an increase in purchases of fixed assets. During the prior fiscal year, the Company received $178,521 of additional capital from the minority interests. In addition, the Company had purchases of property and equipment of $2,709,569 compared to $1,468,499 for the comparable period last fiscal year. .

Net cash provided by financing activities amounted to $7,149,478 and $4,826,927 for years ended June 30, 2006, and 2005, respectively. The current fiscal year included the cash inflow of $1,400,000 from the sale of common stock and $669,382 from the exercising of stock options and warrants, compared to $4,826,927 and $1,260,057 in the prior year, respectively. In addition, the Company received net proceeds of $4,031,001 from the sale of a subsidiary’s common stock in an IPO on the Karachi Stock Exchange as compared to $859,223 in the prior year. In the current fiscal year, the Company had net proceeds from loans of $82,650 as compared to $1,247,351 in the comparable period last year. The Company also obtained a $5,500,000 convertible note payable during the current fiscal year to facilitate the closing of the McCue acquisition and the final cash payment of the CQ acquisition and had $4,533,555 in restricted cash. Again, the cash is deemed restricted in that it is designated for use in the McCue acquisition, the CQ acquisition and as working capital according to the terms of the June 2006 financing.

In the current fiscal year, the Company sold a total of $1,400,000 compared to $1,512,000 of its common stock in private placements in the prior fiscal year. In the current year, the Company raised capital from financing with Maxim Group of $5.5 million in convertible notes payable to facilitate the acquisition of McCue Systems and the final payment of the acquisition of CQ Systems. In addition, $669,382 was raised during the current fiscal year from the exercising of options and warrants as compared to $1,260,057 in the prior year.

The Company plans on pursuing various and feasible means of raising new funding to expand its infrastructure enhance product offerings and beef up marketing and sales activities in strategic markets. The strong growth in earnings and the signing of larger contracts with Fortune 500 customers largely depends on the financial strength of NetSol. Generally, the bigger name clients and new prospects diligently analyze and take into consideration a stronger balance sheet before awarding big projects to vendors. Therefore, NetSol would continue its effort to further enhance its financial resources in order to continue to attract large name customers and big value contracts.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Kabani & Company’s report on NetSol’s financial statements for the fiscal years ended June 30, 2005 and June 30, 2006, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol's financial statements for the fiscal years ended June 30, 2005 and June 30, 2006 there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

Saeed Kamran Patel & Co.’s report on NetSol’s Pakistan subsidiaries financial statements for the fiscal years ended June 30, 2005, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol's Pakistan subsidiaries financial statements for the fiscal years ended June 30, 2005 there were no disagreements, disputes, or differences of opinion with Saeed Kamran Patel & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Saeed Kamran Patel & Co. would have caused it to make reference to the matter in its report.

ITEM 8A. CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) as of the fiscal quarter ended on June 30, 2006. Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective.

There has been no change, including corrective actions with regard to deficiencies or weaknesses in the Company’s internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting

PART III

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

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer Or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	52	Director and Chairman	Brother to Naeem and Salim Ghauri
Salim Ghauri	1999	51	President and Director	Brother to Naeem and Najeeb Ghauri
Naeem Ghauri	1999	49	Chief Executive Officer, Director	Brother to Najeeb and Salim Ghauri
Tina Gilger	2005	44	Chief Financial Officer	None
Patti L. W. McGlasson	2004	41	Secretary, General Counsel	None
Shahid Javed Burki	2000	66	Director	None
Eugen Beckert	2001	62	Director	None
Jim Moody	2001	69	Director	None
Derek Soper	2005	68	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI has been a Director of the Company since 1997. Mr. Ghauri served as the Company’s Chief Executive Officer from 1999 to 2001 and as the Chief Financial officer of the Company from 2001 to 2005. Currently, he is the Chairman of the Company. During his tenure as CEO, Mr. Ghauri was responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan. As the CFO of the Company, Mr. Ghauri sought financing for the Company as well as oversaw the day-to-day financial position of the Company. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company ("ARCO"), a Fortune 500 company, from 1987-1997. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1983. Mr. Ghauri was recently elected Vice Chairman of US Pakistan Business Council. He is also a founding director Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan.

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is also the CEO of NetSol Technologies (Pvt.) Ltd., (F/K/A Network Solutions (Pvt.) Ltd.), a subsidiary of the Company located in Lahore, Pakistan. Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before NetSol Technologies (Pvt.) Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant. Mr. Ghauri was the original founder of Network Solutions, Pvt. Ltd in Pakistan founded in 1996. Built under Mr. Ghauri's leadership Network Solutions (Pvt) Ltd. gradually built a strong team of I/T professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001 and CMMi Level 5 assessed.

NAEEM GHAURI has been the Company’s Chief Executive Officer since August 2001. Mr. Ghauri has been a Director of the Company since 1999. Mr. Ghauri serves as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. Mr. Ghauri was responsible for the launch of NetSol Connect in Pakistan. Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., a subsidiary of DaimlerChrysler, Germany from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England. Mr. Ghauri serves on the board of CQ Systems Ltd., a subsidiary of the Company.

TINA GILGER jointed NetSol as Chief Financial Officer in July 2005. Ms. Gilger has acted as a consultant to the Company since October 2003 in the capacity of controller. During the last three years, Ms. Gilger has acted as an audit liaison for six reporting public companies, of which one was NetSol. From 2000 to 2002, Ms. Gilger acted as audit liaison for a public company specializing in reverse mergers for public companies listed on the OTC:BB. Ms. Gilger received her degree in Accounting, with an emphasis in Business Management from the University of Utah in 1990. Ms. Gilger was licensed as a Certified Public Accountant by the State of California in 1992, passing all four parts of the exam on the first attempt.

PATTI L. W. MCGLASSON joined NetSol as General Counsel in January 2004 and was elected to the position of Secretary in March 2004. Prior to joining NetSol, Ms. McGlasson practiced at Vogt & Resnick, law corporation, where her practice focused on corporate, securities and business transactions. Ms. McGlasson was admitted to practice in California in 1991. She received her Bachelor of Arts in Political Science in 1987 from the University of California, San Diego and, her Juris Doctor and Masters in Law in Transnational Business from the University of the Pacific, McGeorge School of Law, in 1991 and 1993, respectively.

SHAHID JAVED BURKI was appointed to the Board of Directors in February 2003. He had a distinguished career with World Bank at various high level positions from 1974 to 1999. He was a Director of Chief Policy Planning with World Bank from 1974-1981. He was also a Director of International Relations from 1981-1987. Mr. Burki served as Director of China Development from 1987-1994; and, Vice President of Latin America with the World Bank from 1994-1999. In between, he briefly served as the Finance Minister of Pakistan from 1996-1997. Mr. Burki also served as the CEO of the Washington based investment firm EMP Financial Advisors from 1992-2002. Presently, he is the Chairman of Pak Investment & Finance Corporation. He was awarded a Rhodes scholarship in 1962 and M.A in Economics from Oxford University in 1963. He also earned a Master of Public Administration degree from Harvard University, Cambridge, MA in 1968. Most recently, he attended Harvard University and completed an Executive Development Program in 1998. During his lifetime, Mr. Burki has authored many books and articles including: China's Commerce (Published by Harvard in 1969) and Accelerated Growth in Latin America (Published by World Bank in 1998). Mr. Burki is a chairman of the Compensation Committee and a member of the Audit and Nominating and Corporate Governance Committees.

EUGEN BECKERT was appointed to the Board of Directors in August 2001 to fill a vacancy and continues to serve on the Board. A native of Germany, Mr. Beckert was with Mercedes-Benz AG/Daimler Benz AG from 1973, working in technology and systems development. In 1992, he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. From 1996 to 2000, he acted as director of Processes and Systems (CIO) for Financial Services of DaimlerChrysler Asia Pacific Services. From 2001 to 2004, he served as Vice President in the Japanese company of DCS. Mr. Beckert retired from DaimlerChrysler in November 2005. Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committees.

JIM MOODY was appointed to the Board of Directors in 2001. Mr. Moody served in the United States Congress from 1983-1993 where he was a member of the Ways & Means, Transportation and Public Woks committees. Mr. Moody also served on the subcommittees of Health, Social Security, Infrastructure and Water Resources. After his tenure with the U.S. Congress, he was appointed Vice President and Chief Financial Officer of International Fund for Agriculture Development in Rome, Italy from 1995-1998 where he was responsible for formulating and administering $50 million operating budget in support of $500 million loan program as well as managing a $2.2 billion reserve fund investment portfolio. From 1998-2000, Mr. Moody served as the President and CEO of InterAction, a coalition of 165 U.S. based non-profit organizations in disaster relief, refugee assistance and economic development located in Washington, D.C. From April 2000 to May 2005, Mr. Moody served as a Financial Advisor to Morgan Stanley in Washington D.C. From May 2005 to present, Mr. Moody has been a Senior Financial Advisor at Merrill Lynch in Washington, D.C. Mr. Moody received his B.A. from Haverford College; his M.P.A. from Harvard University and his Ph.D. in Economics from University of California - Berkeley. Mr. Moody is the Chairman of the Audit Committee and a member of the Nominating and Corporate Governance and Compensation committees. Mr. Moody has been determined by the Company to be an audit committee financial expert according to Item 401 of Regulation S-B.

DEREK SOPER was appointed to the Board of Directors in April 2005. Mr. Soper has both established and managed many finance and leasing companies around the world including Barclays Export and Finance Company in 1971 followed, over the next ten years, by the acquisition and management of various entities as part of Barclays’ establishment of subsidiaries through Europe, North America and South Africa. From 1981 to 1991, he was the director responsible for leasing, tax based products, and structured finance with Kleinwort Benson. In 1991, he founded AT&T Capital’s Europe, acting as its Chairman until 1995. During that time, thirteen subsidiary companies were established across Europe. Following the establishment of the European business of AT&T Capital, he moved to Hong Kong, as Chairman of the Asia Pacific Region, to establish the company presence in that region of the world. Following retirement from AT&T Capital in 1998, and after returning to the UK, he joined the Alta Group to establish their presence in Europe. Mr. Soper sits on the Business Code of Conduct Committee of the Finance and Leasing Association and is a past chairman of the association. He is a fellow of the Institute of Directors and member of the Equipment Leasing Association of the USA and LeaseEurope in Brussels. He is the author of the leasing textbook “The Leasing Handbook” published by McGraw Hill. Mr. Soper attended Scarborough College in England. He is a member of the Compensation , Audit and Nominating and Corporate Governance Committees.

ITEM 10-EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the executive officers of the Company who received compensation of or in excess of $100,000 during the fiscal year ended June 30, 2006. The following information for the officers includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)			Long Term Compensation
Name and Principal Position	Fiscal Year Ended	Salary		Bonus	Long Term Compensation Awards (2) Restricted Stock Awards(3)		Securities Underlying Options/SARs (4)
Najeeb U. Ghauri, Chairman, Director	2006	$250,000		-0-	-0-		250,000	(17)
							250,000	(17)
	2005	$250,000		-0-
					-0-		500,000	(10)
				-0-			500,000	(11)
	2004	$200,000			-0-
							50,000	(5)
							50,000	(6)
							25,000	(7)
							20,000	(8)
							30,000	(9)

Naeem Ghauri, CEO, Director	2006	$280,000	(12)	-0-	-0-		250,000	(17)
							250,000	(17)

	2005	$280,000		-0-	-0-		500,000	(10)
							500,000	(11)
	2004	$207,900		-0-	-0-
							50,000	(5)
							50,000	(6)
							25,000	(7)
							20,000	(8)
							30,000	(9)

Salim Ghauri, President, Director	2006	$150,000		-0-	-0-		250,000	(17)
							250,000	(17)
	2005	$150,000
				-0-	-0-		500,000	(10)
							500,000	(11)
	2004	$110,000		-0-	-0-
							50,000	(5)
							50,000	(6)
							25,000	(7)-
							20,000	(8)
							30,000	(9)

Tina Gilger, Chief Financial Officer(16)	2006	$95,000		$5,000			20,000	(18)
							20,000	(18)
							10,000	(19)
							10,000	(19)

Patti L. W. McGlasson, Secretary, General Counsel	2006	$110,000		-0-	10,000		20,000	(18)
							20,000	(18)
	2005	$100,000		$10,000	5,000	(13)
							5,000	(14)
	2004	$82,000		-0-			5,000	(15)
							20,000	(8)
							30,000	(9)

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

(16) Mr. Ghauri served the Company as Chief Financial Officer until July 2005 whereby Ms. Tina Gilger was then appointed to the position.

(17) Includes options to purchase 250,000 shares of common stock at the exercise price of $1.83 per share, and options to purchase 250,000 shares of common stock at the exercise price of $2.50 per share.

(18) Includes options to purchase 20,000 shares of common stock at the exercise price of $1.65 per share, and options to purchase 20,000 shares of common stock at the exercise price of $2.25 per share.

(19) Includes options to purchase 10,000 shares of common stock at the exercise price of $1.86 per share, and options to purchase 10,000 shares of common stock at the exercise price of $2.79 per share.

OPTIONS GRANTS IN LAST FISCAL YEAR(1)

INDIVIDUAL GRANTS

Name	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Naeem Ghauri	(i) 250,000	12.98%	$1.83	June 2, 2016
	(ii)250,000		$2.50	June 2, 2016

Najeeb Ghauri	(i) 250,000	12.98%	$1.83	June 2, 2016
	(ii) 250,000		$2.50	June 2, 2016

Salim Ghauri	(i) 250,000	12.98%	$1.83	June 2, 2016
	(ii) 250,000		$2.50	June 2, 2016

Tina Gilger	(i)10,000	1.56%	$1.86	July 20, 2015
	(ii)10,000		$2.79	July 20, 2015
	(iii)20,000		$1.65	May 1, 2016
	(iv)20,000		$2.25	May 1, 2016

Patti L. W. McGlasson	(i)20,000	1.04%	$1.65	May 1, 2016
	(ii)20,000		$2.25	May 1, 2016

(1)	There were no SAR grants in the last fiscal year.
No options were exercised by the named executives during the fiscal year ending June 30, 2006.

EMPLOYMENT AGREEMENTS

Effective January 1, 2004, we entered into an employment agreement with Naeem Ghauri as our Chief Executive Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of 110,000 pounds sterling. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. The agreement provides that in the event the executive is terminated within 12 months following a change of control, Mr. Ghauri shall be entitled to receive continued payment of his salary for a period of 36 months, immediate vesting of any unvested options, a change in control payment equal to the multiple of his salary and 2.99 and a payment equal to the higher of his bonus during the preceding 12 months and 1% of the gross revenue of the Company during the preceding 12 month period., In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri’s employment agreement was amended to increase his salary to £160,000 per annum (approximately $280,000 per annum based on an exchange rate of 1.75) and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and options to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005. On June 2, 2006, the compensation committee approved an increase in Mr. Ghauri’s salary by 10% (to £176,000 per annum (approximately $308,000 per annum based on an exchange rate of 1.75) and, to grant him options to purchase up to 250,000 shares at the exercise price of $1.83 per share and options to purchase up to 250,000 shares at the exercise price of $2.50 per share.

Effective January 1, 2004, we entered into an employment agreement with Najeeb Ghauri as Chief Financial Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of $200,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. The agreement provides that in the event the executive is terminated within 12 months following a change of control, Mr. Ghauri shall be entitled to receive continued payment of his salary for a period of 36 months, immediate vesting of any unvested options, a change in control payment equal to the multiple of his salary and 2.99 and a payment equal to the higher of his bonus during the preceding 12 months and 1% of the gross revenue of the Company during the preceding 12 month period., In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri’s employment agreement was amended to increase his salary to $250,000 per annum and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and options to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005. On June 2, 2006, the compensation committee approved an increase in Mr. Ghauri’s salary by 10% (to $275,000 per annum) and, to grant him options to purchase up to 250,000 shares at the exercise price of $1.83 per share and options to purchase up to 250,000 shares at the exercise price of $2.50 per share

Effective January 1, 2004, we entered into an employment agreement with Salim Ghauri as the President of NetSol and Chief Executive Officer of our Pakistan subsidiary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either us or Mr. Ghauri. The agreement provides for a yearly salary of $110,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. The agreement provides that in the event of a change of control whereafter the executive is terminated within 12 months of such change in control, Mr. Ghauri shall be entitled to receive continued payment of his salary for a period of 36 months, immediate vesting of any unvested options, a change in control payment equal to the multiple of his salary and 2.99 and a payment equal to the higher of his bonus during the preceding 12 months and 1% of the gross revenue of the Company during the preceding 12 month period. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri’s employment agreement was amended to increase his salary to $150,000 per annum and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and options to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005. On June 2, 2006, the compensation committee approved an increase in Mr. Ghauri’s salary by 10% (to $165,000 per annum) and, to grant him options to purchase up to 250,000 shares at the exercise price of $1.83 per share and options to purchase up to 250,000 shares at the exercise price of $2.50 per share

Effective January 1, 2004, we entered into an employment agreement with Patti L. W. McGlasson as legal counsel. The agreement was amended effective May 1, 2005 to provide for a yearly salary of $100,000. The agreement is for a base term of two years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of $110,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. McGlasson's contributions and services to us. The agreement provides that in the event the executive is terminated within 12 months following a change of control or a change in the executives’ responsibilities following a change in control, Ms. McGlasson shall be entitled to receive continued payment of her salary for a period of 18 months and, immediate vesting of any unvested options, a change in control payment equal to the multiple of her salary and 2.99 and a payment equal to the higher of her bonus during the preceding 12 months and 1% of the gross revenue of the Company during the preceding 12 month period. As part of Ms. McGlasson’s initial employment agreement, she also received options to purchase up to 10,000 shares of common stock at an exercise price equal to the lesser of $2.30 or the market price of the shares on the date of exercise less $2.00. These options vest at the rate of 25% per quarter and are exercisable until December 31, 2008. Effective March 26, 2004, Ms. McGlasson was elected to the position of Secretary. In connection with her role as Secretary, Ms. McGlasson received options to purchase up to 10,000 shares of common stock at $3.00 per share. These options vest at the rate of 25% per quarter and are exercisable until December 31, 2008. Ms. McGlasson also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective May 1, 2006, Ms. McGlasson’s agreement was amended to provide a yearly salary of $110,000. Ms. McGlasson also received options to acquire 20,000 shares of common stock of the company at the exercise price of $1.65 per share and options to acquire 20,000 shares of common stock of the company at the exercise price of $2.25 per share.

Effective July 20, 2005, we entered into an employment agreement with Tina Gilger employing her as Chief Financial Officer. The agreement was amended effective May 1, 2006 to provide a yearly salary of $95,000. As part of Ms. Gilger’s initial employment agreement, she was granted options to acquire 10,000 shares of common stock of the Company at the exercise price of $1.86 and 10,000 shares of common stock at the exercise price of $2.79 per share. Effective May 1, 2006 she was granted options to acquire 20,000 shares of common stock at the exercise price of $1.65 per share and options to acquire 20,000 shares of common stock of the Company at the exercise price of $2.25 per share.

All of the above agreements provide for certain paid benefits such as employee benefit plans and medical care plans at such times as we may adopt them. The agreements also provide for reimbursement of reasonable business-related expenses and for two weeks of paid vacation. The agreements also provide for certain covenants concerning non-competition, non-disclosure, indemnity and assignment of intellectual property rights. NetSol currently has five incentive and nonstatutory stock option plans in force for 2001, 2002, 2003, 2004 and 2005. All options under the 1997 and 1999 plans have either been exercised or expired as of June 30, 2006.

The 2001 plan authorizes the issuance of up to 2,000,000 options to purchase common stock of which 2,000,000 have been granted. The grant prices range between $.75 and $2.50.

The 2002 plan authorizes the issuance of up to 2,000,000 options to purchase common stock of which 2,000,000 options have been granted. The grant prices range between $.75 and $5.00.

In March 2004, our shareholders approved the 2003 stock option plan. This plan authorizes up to 2,000,000 options to purchase common stock of which 1,059,000 have been granted. The grant prices range between $1.00 and $5.00.

In March 2005, our shareholders approved the 2004 stock option plan. This plan authorizes up to 5,000,000 options to purchase common stock of which 5,000,000 have been granted. The grant prices range between $1.50 and $3.00.

In April 2006, our shareholders approved the 2005 stock option plan. This plan authorizes up to 5,000,000 options to purchase common stock of which 1,780,000 have been granted. The grant prices range between $1.70 and $2.55.

COMPENSATION OF DIRECTORS

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

For the 2006 term, Management members of the Board of Directors, which includes Mr. Najeeb Ghauri, receive no compensation for meeting attendance. However, non-management members of the Board receive cash compensation of $10,000 and options to purchase 25,000 shares of common stock at the exercise price of $1.83 and 25,000 shares of common stock at the exercise price of $2.50 per share. The options vest and are exercisable immediately.

All directors are entitled to reimbursement of approved business expenses.

The Audit Committee Chairman receives $5,000 per quarter as earned. The Compensation Committee Chairman receives $4,000 per quarter as earned. The Nominating and Corporate Governance Chairman receives $3,000 per quarter as earned. Each member of the Audit, Nominating and Corporate Governance and Compensation Committee shall also receive $500 per quarter as earned.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 20, 2006, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

Name and Address	Number of Shares(1)(2)	Percentage Beneficially owned(4)

Najeeb Ghauri (3)	2,412,650	13.69%
Naeem Ghauri (3)	2,261,367	12.83%
Salim Ghauri (3)	2,377,416	13.49%
Jim Moody (3)	183,000	*
Eugen Beckert (3)	178,900	*
Shahid Javed Burki (3)	204,000	*
Derek Soper (3)	243,000	*
Patti McGlasson (3)	125,000	*
Tina Gilger(3)	61,731	*
The Tail Wind Fund Ltd.(5)(6)	1,744,750	9.90%
All officers and directors as a group (nine persons)	8,047,064	49.76%

* Less than one percent

(1) Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 20, 2006 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes shares issuable upon exercise of options exercisable within 60 days, as follows: Mr. Najeeb Ghauri, 1,900,000; Mr. Naeem Ghauri, 1,910,000; Mr. Salim Ghauri, 1,900,000; Mr. Jim Moody, 150,000; Mr. Eugen Beckert, 135,000; Mr. Shahid Burki, 150,000; Mr. Derek Soper, 200,000; Ms. Tina Gilger, 60,000; and Ms. Patti McGlasson, 100,000.

(3) Address c/o NetSol Technologies, Inc. at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302.

(4) Shares issued and outstanding as of September 20, 2006 were 17,623,741.

(5) Address: The Bank of Nova Scotia Trust Company (Bahamas) Ltd., Windermere House, 404 East Bay Street, P.O. Box SS-5539, Nassau, Bahamas. Tail Wind Advisory & Management Ltd., a UK corporation authorized and regulated by the Financial Services Authority of Great Britain (“TWAM”), is the investment manager for The Tail Wind Fund Ltd., and David Crook is the CEO and controlling shareholder of TWAM. Each of TWAM and David Crook expressly disclaims any equitable or beneficial ownership of the shares being referred to hereunder and held by The Tail Wind Fund Ltd.

(6) Subject to the Ownership Limitation (defined below), The Tail Wind Fund Ltd. (“Tail Wind”) would own a total of 2,500,001 shares of Common Stock, including 1,666,667 shares of Common Stock issuable upon conversion of $2,750,000 in principal amount of the issuer’s 12% Convertible Notes due June 15, 2007 (“Notes”) issued to Tail Wind on June 21, 2006, and (ii) 833,334 shares of Common Stock issuable upon exercise of Warrants issued to Tail Wind on such date (“Warrants”). In accordance with Rule 13d-4 under the Securities Exchange Act of 1934, as amended, because the number of shares of Common Stock into which the Reporting Person's Notes and Warrants are convertible and exercisable is limited, pursuant to the terms of such instruments, to that number of shares of Common Stock which would result in the Reporting Person having beneficial ownership of 9.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation"), Tail Wind Fund Ltd. disclaims beneficial ownership of any and all shares of Common Stock that would cause the Reporting Person's beneficial ownership to exceed the Ownership Limitation. In accordance with the Ownership Limitation, Tail Wind, based upon 17,623,741 shares of common stock outstanding, beneficially owns 2,500,001 shares of Common Stock and disclaims beneficial ownership of 755,251 shares of Common Stock.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June 2006, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees. This compensation is discussed in the sections entitled “Compensation of Directors” beginning on page 32.

In June 2006, the board approved compensation for service on the board of directors, the Audit, Compensation and Nominating and Corporate Governance Committees. This compensation is discussed in the sections entitled “Compensation of Directors” beginning on page 43.

PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1
Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997, incorporated by reference as Exhibit 3.1 to NetSol’s Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997.*

3.2
Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference as Exhibit 3.2 to NetSol’s Annual Report for the fiscal year ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*

3.3
Amendment to the Articles of Incorporation of NetSol International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report on Form 10-KSB/A filed on February 2, 2001.*

3.4	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated August 20, 2003 filed as Exhibit A to NetSol’s Definitive Proxy Statement filed June 27, 2003.*
3.5
Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated March 14, 2005 filed as Exhibit 3.0 to NetSol’s quarterly report filed on Form 10-QSB for the period ended March 31, 2005.*

3.6
Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.*

3.7	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol’s Registration Statement filed on Form S-8 filed on March 27, 2002.*
4.1	Form of Common Stock Certificate.(1)
4.2	Form of Warrant*.
10.1	Lease Agreement for Calabasas executive offices dated December 3, 2003 incorporated by reference as Exhibit 99.1 to NetSol’s Current Report filed on Form 8-K filed on December 24, 2003.*
10.2	Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company’s Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*
10.3	Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol’s Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997*
10.4	Company 2003 Incentive and Nonstatutory incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed February 6, 2004.*
10.5
Employment Agreement, dated January 1, 2004, by and between NetSol Technologies, Inc. and Naeem Ghauri incorporated by reference as Exhibit 10.1 to NetSol’s Quarterly Report for the Quarter ended March 31, 2004 on Form 10Q-SB filed on May 12, 2004. *

10.6
Employment Agreement, dated January 1, 2004, by and between NetSol Technologies, Inc. and Najeeb Ghauri incorporated by reference as Exhibit 10.2 to NetSol’s Quarterly Report for the Quarter ended March 31, 2004 on Form 10Q-SB filed on May 12, 2004.*

10.7
Employment Agreement, dated January 1, 2004, by and between NetSol Technologies, Inc. and Salim Ghauri incorporated by reference as Exhibit 10.3 to NetSol’s Quarterly Report for the Quarter ended March 31, 2004 on Form 10Q-SB filed on May 12, 2004.*

10.8
Amendment to Employment Agreement, dated April 1 ,2005, by and between NetSol Technologies, Inc. and Naeem Ghauri incorporated by reference as Exhibit 10.8 to NetSol’s Annual Report for the year ended June 30, 2005 on Form 10-KSB filed on September 15, 2005*

10.9
Amendment to Employment Agreement, dated April 1, 2005, by and between NetSol Technologies, Inc. and Najeeb Ghauri incorporated by reference as Exhibit 10.9 to NetSol’s Annual Report for the year ended June 30, 2005 on Form 10-KSB filed on September 15, 2005.*

10.10
Amendment to Employment Agreement, dated April 1, 2005, by and between NetSol Technologies, Inc. and Salim Ghauri. incorporated by reference as Exhibit 10.10 to NetSol’s Annual Report for the year ended June 30, 2005 on Form 10-KSB filed on September 15, 2005*

10.11	Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol’s Registration Statement on Form S-8 filed on March 27, 2002.*
10.12	Lease Agreement between Century National Insurance Company and NetSol Technologies, Inc. dated December 15, 2003 incorporated by reference as Exhibit 99.1 to Form 8-K filed on December 24, 2003.*
10.13
Frame Agreement by and between DaimlerChrysler Services AG and NetSol Technologies dated June 4, 2004 incorporated by reference as Exhibit 10.13 to NetSol’s Annual Report for the year ended June 30, 2005 on Form 10-KSB filed on September 15, 2005.*

10.14
Share Purchase Agreement dated as of January 19, 2005 by and between the Company and the shareholders of CQ Systems Ltd. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on January 25, 2005.*

10. 18	Lease Agreement with Regus Business Services (Shanghai) Ltd. incorporated by reference as Exhibit 10.18 to NetSol’s Annual Report on form 10-KSB dated September 15, 2005
10.19	Lease Amendment with Regus Business Services (Shanghai) Ltd., dated July 1, 2006(1)
10.20	Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006(1),
10.21	Employment Agreement by and between NetSol Technologies, Inc. and John McCue dated June 30, 2006(1).
10.22	Lease Agreement by and between McCue Systems, Inc. and Sea Breeze 1 Venture dated April 29, 2003(1).
10.23	Lease Agreement by and between NetSol Pvt Limited and Civic Centres Company (PVT) Limited dated May 28, 2001(1).
10.24	Lease Agreement by and between NetSol Pvt Limited and Mrs.Rameeza Zobairi dated December 5, 2005(1).
10.25	Lease Agreement by and between NetSol Pvt Limited and Mr. Nisar Ahmed dated May 4, 2006(1)
10.26	Lease Agreement by and between NetSol Technologies, Ltd. and Argyll Business Centres Limited dated April 28, 2006(1).
10.27	Company 2005 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on March 3, 2006.*
10.28	Company 2004 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on February 7, 2005.*

21.1	A list of all subsidiaries of the Company
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed
(1) Filed Herewith

(b) Reports on Form 8-K

1)
On April 1, 2005, the Company filed an amended current report amending its previous filing regarding the acquisition of CQ Systems, Ltd. This amendment was made to attach required pro forma and audited financial statements.

2)	On April 21, 2005, the company filed a current report including its press release issued April 26, 2005 which announced the results of the quarter ended March 31, 2005.

3)	On April 27, 2005, the Company filed a current report reporting the appointment of Derek Soper to the board of directors and the departure of Mr. Irfan Mustafa from the board.

4)
On May 2, 2005, the Company filed an amendment to the current report filed April 21, 2005 indicating that Mr. Soper was replacing Mr. Randeree on the board of directors and not Mr. Mustafa and indicating that Mr. Mustafa’s resignation would be effective the earlier of his replacement or June 30, 2005.

5)	On May 6, 2005, the Company filed a current report including its press release issued May 6, 2005 which announced the results of March 31, 2005 and revised guidance for the year ended June 30, 2005.

Item 14 Principal Accountant Fees and Services

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2006 and June 30, 2005. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10-KSB or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2005 was $41,500, and for the year ended June 30, 2006 was $135,500.

Audit Related Fees

The aggregate fees billed by Kabani & Co. during fiscal 2005 including assurance and related audit services not covered in the preceding paragraph was $46,500. These “Audit Related Fees” were primarily for services in connection with the review of quarterly financial statements and the Company’s filing of a Registration Statement and amendments thereto on Form SB-2, the Company’s filing of a Registration Statement on Form S-8, the audit of Silicon Space, Inc.. The aggregate fees billed by Kabani & Company during fiscal 2006 including assurance and related audit services not covered in the preceding paragraph was $31,500. These “Audit Related Fees” were primarily for services in connection with the review of quarterly financial statements and the Company’s filing of a Registration Statement on Form S-8.

Tax Fees

Tax fees for fiscal year 2006 were $21,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2004 and 2005. Tax fees for fiscal year 2005 were $14,000 and consisted of preparation of the Company’s federal and state tax returns for the fiscal years 2001, 2002 and 2003.

All Other Fees

There were no other fees billed by Kabani & Co. or services rendered to NetSol during the fiscal years ended June 30, 2006 and 2005, other than as described above.

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

NetSol Technologies, Inc.

Date: September 26, 2006	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
Chief Executive Officer

Date: September 26, 2006	BY:	/S/ Tina Gilger
Tina Gilger
Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 26, 2006	BY: /S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Director, Chairman

Date: September 26, 2006	BY: /S/ SALIM GHAURI
Salim Ghauri
President,
Director

Date: September 26, 2006	BY: /S/ NAEEM GHAURI
Naeem Ghauri
Director
Chief Executive Officer

Date: September 26, 2006	BY: /S/ JIM MOODY
Jim Moody
Director

Date: September 26, 2006	BY: /S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 26, 2006	BY: /S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 26, 2006	BY:/S/ DEREK SOPER
Derek Soper
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Description	Page

Report of Independent Registered Public Accounting Firm	F-2

Auditor’s Report to the Members	F-3

Consolidated Balance Sheet as of June 30, 2006	F-6

Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended
June 30, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. For the fiscal year ended June 30, 2005, we did not audit the financial statements of NetSol Technologies (PVT) Limited, NetSol (PVT) Limited, NetSol Connect (PVT) Limited and TiG - Netsol (PVT) Limited, whose statements reflect combined total assets of approximately $11,669,359 as of June 30, 2005 and combined total net revenues of $8,925,493 for the year ended June 30, 2005. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for NetSol Technologies (PVT) Limited, NetSol (PVT) Limited, TiG - Netsol (PVT) Limited and NetSol Connect (PVT) Limited, for the year ended June 30, 2005, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2006 and the results of its consolidated operations and its cash flows for the years ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
August 8, 2006

INDEPENDENT AUDITOR’S REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the statements of operations and cash flows of NetSol Technologies (PVT) Limited, a Pakistan subsidiary of NetSol Technologies, Inc., for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NetSol Technologies (PVT) Limited, a Pakistan subsidiary of NetSol Technologies, Inc. for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Saeed Kamran Patel & Co.
CHARTERED ACCOUNTANTS

Lahore, Pakistan
August 15, 2005

INDEPENDENT AUDITOR’S REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the statements of operations and cash flows of NetSol (PVT) Limited, a Pakistan subsidiary of NetSol Technologies, Inc., for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NetSol (PVT) Limited, a Pakistan subsidiary of NetSol Technologies, Inc. for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Saeed Kamran Patel & Co.
CHARTERED ACCOUNTANTS

Lahore, Pakistan
August 15, 2005

INDEPENDENT AUDITOR’S REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the statements of operations and cash flows of NetSol Connect (PVT) Limited, a Pakistan subsidiary of NetSol Technologies, Inc., for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the NetSol Connect (PVT) Limited, a Pakistan subsidiary of NetSol Technologies, Inc. for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Saeed Kamran Patel & Co.
CHARTERED ACCOUNTANTS

Lahore, Pakistan
August 15, 2005

INDEPENDENT AUDITOR’S REPORT

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the statements of operations and cash flows of TIG-NetSol (Private) Limited, a Pakistan subsidiary of NetSol Technologies, Inc., for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TIG-NetSol (Private) Limited, a Pakistan subsidiary of NetSol Technologies, Inc. for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Saeed Kamran Patel & Co.
CHARTERED ACCOUNTANTS

Lahore, Pakistan
August 15, 2005

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$2,493,768
Certificates of deposit	1,739,851
Restricted cash	4,533,555
Accounts receivable, net of allowance for doubtful accounts of $106,090	6,171,331
Revenues in excess of billings	4,469,069
Other current assets	2,822,869
Total current assets		22,230,443
Property and equipment, net of accumulated depreciation		6,472,038
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	5,120,213
Customer lists, net	3,109,548
Goodwill	6,092,906
Total intangibles		14,322,667
Total assets		$43,025,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,852,141
Current portion of notes and obligations under capitalized leases	768,935
Other payables - acquisitions	4,086,204
Billings in excess of revenues	1,094,013
Due to officers	90,767
Loans payable, bank	662,800
Total current liabilities		11,554,860
Obligations under capitalized leases, less current maturities		183,168
Convertible notes payable - net		3,505,137
Total liabilities		15,243,165
Minority interest		1,637,045
Commitments and contingencies		—

Stockholders' equity:
Common stock, $.001 par value; 45,000,000 share authorized;
16,160,875 issued and outstanding	16,161
Additional paid-in-capital	57,106,542
Treasury stock	(10,194)
Accumulated deficit	(31,672,041)
Stock subscription receivable	(299,250)
Common stock to be issued	1,749,979
Capitalized finance costs of debt	(326,599)
Other comprehensive loss	(419,660)
Total stockholders' equity		26,144,938
Total liabilities and stockholders' equity		$43,025,148

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended June 30,
	2006	2005
Revenues:
Licence fees	$5,192,371	$5,146,175
Maintenance fees	2,444,075	1,040,733
Services	11,053,966	6,250,745
Total revenues	18,690,412	12,437,653
Cost of revenues:
Salaries and consultants	6,117,886	2,829,552
Travel and entertainment	756,880	560,265
Communication	129,741	76,347
Depreciation and amortization	733,370	474,003
Other	1,282,641	814,582
Total cost of sales	9,020,518	4,754,749
Gross profit	9,669,894	7,682,904

Operating expenses:
Selling and marketing	1,789,349	782,488
Depreciation and amortization	2,286,678	1,564,562
Salaries and wages	2,557,648	2,022,183
Professional services, including non-cash
compensation	607,706	604,192
General and adminstrative	2,687,860	1,644,774
Total operating expenses	9,929,241	6,618,199
Income (loss) from operations	(259,347)	1,064,705
Other income and (expenses)
Loss on sale of assets	(35,090)	(2,082)
Beneficial conversion feature	(14,389)	(209,848)
Fair market value of warrants issued	(21,505)	(255,130)
Gain on forgiveness of debt	8,294	404,136
Interest expense	(442,887)	(215,861)
Interest income	280,276	22,248
Other income and (expenses)	191,736	(23,354)
Income taxes	(106,021)	(10,416)
Total other expenses	(139,586)	(290,307)
Net income (loss) before minority interest in subsidiary	(398,933)	774,398
Minority interest in subsidiary	(954,120)	(111,073)
Net income (loss)	(1,353,053)	663,325
Other comprehensive (loss)/gain:
Translation adjustment	101,031	(282,129)
Comprehensive income (loss)	$(1,252,022)	$381,196

Net income (loss) per share:
Basic	$(0.09)	$0.06
Diluted	$(0.09)	$0.04
Weighted average number of shares outstanding
Basic	14,567,007	11,597,625
Diluted	14,567,007	14,776,323

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2006

							Other
							Compre-
			Additional		Stock		hensive		Total
	Common Stock		Paid-in	Treasury	Subscriptions	Shares to	Income/	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Receivable	be Issued	(Loss)	Deficit	Equity
Balance at June 30, 2004	9,482,822	9,483	$38,885,878	$(21,457)	$(333,650)	$—	$(238,562)	$(30,982,313)	$7,319,379

Issuance of common stock for cash	1,477,619	1,478	1,540,022		(138,000)	108,500			1,512,000
Issuance of common stock for services	188,972	189	246,461						246,650
Excercise of common stock options	1,210,110	1,210	1,806,523		(838,000)				969,733
Excercise of common stock warrants	145,162	145	290,179						290,324
Issuance of common stock in
exchange for notes payable & interest	247,684	248	413,540						413,788
Issuance of common stock for
conversion of convertible debentures	564,519	564	1,049,435						1,049,999
Additional shares issued for the
purchase of PTS acquisition	40,000	40	91,560						91,600
Issuance of common stock in
exchange for purchase of CQ Systems	759,468	760	1,815,541						1,816,301
Issuance of common stock in
exchange for accrued expenses	34,528	34	49,934						49,968
Purchase of treasury shares				(51,704)					(51,704)
Issuance of treasury shares for debt				45,964					45,964
Capital contribution from issuance of
subsidiary stock on foreign exchange			859,223						859,223
Fair market value of warrants issued	—	—	249,638						249,638
Fair market value of options issued			5,492						5,492
Cancellation of shares	(320,000)	(320)	(692,680)		693,000
Foreign currency translation adjustments	—	—	—				(282,129)		(282,129)
Net income for the year	—	—	—					663,325	663,325
Balance at June 30, 2005	13,830,884	$13,831	$46,610,746	$(27,197)	$(616,650)	$108,500	$(520,691)	$(30,318,988)	$15,249,551

Continued

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
FOR THE YEARS ENDED JUNE 30, 2005 AND 2006

								Other
					Stock		Capitalized	Compre-
			Additional		Sub-		Finance	hensive		Total
	Common Stock		Paid-in	Treasury	scriptions	Shares to	Costs	Income/	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Receivable	be Issued	of Debt	(Loss)	Deficit	Equity
Balance at June 30, 2005	13,830,884	$13,831	$46,610,746	$(27,197)	$(616,650)	$108,500	$—	$(520,691)	$(30,318,988)	$15,249,551

Issuance of common stock for cash	933,334	933	1,399,067							1,400,000
Issuance of common stock for services	67,255	67	111,548			7,500				119,115
Excercise of common stock options	285,383	285	346,697		317,400	5,000				669,382
Issuance of common stock in
exchange for notes payable & interest	36,607	37	70,981							71,018
Issuance of common stock for
conversion of convertible debentures	80,646	81	149,919							150,000
Issuance of common stock in
exchange for purchase of CQ Systems	884,535	885	1,847,795							1,848,680
Issuance of common stock in
exchange for purchase of McCue Systems	—	—	—			1,628,979				1,628,979
Issuance of common stock in
exchange for accrued expenses	42,231	42	64,036							64,078
Issuance of treasury shares for services				17,003						17,003
Capital contribution from issuance of
subsidiary stock on foreign exchange	—	—	4,031,001							4,031,001
Fair market value of warrants and options issued	—	—	2,474,751							2,474,751
Capitalized finance costs of debt	—	—	—				(326,599)			(326,599)
Foreign currency translation adjustments	—	—	—					101,031		101,031
Net income for the year	—	—	—						(1,353,053)	(1,353,053)
Balance at June 30, 2006	16,160,875	$16,161	$57,106,542	$(10,194)	$(299,250)	$1,749,979	$(326,599)	$(419,660)	$(31,672,041)	$26,144,938

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,353,053)	$663,325
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	3,020,048	1,979,603
Provision for uncollectible accounts	30,218	—
Gain on forgiveness of debt	(8,294)	(404,136)
Loss on sale of assets	35,090	2,082
Minority interest in subsidiary	954,120	111,073
Amortization of capitalized cost of debt	100,172	—
Stock issued for services	200,194	183,695
Fair market value of warrants and stock options granted	25,618	255,130
Beneficial conversion feature	14,389	209,848
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,351,660)	(3,644,646)
Other current assets	(3,789,179)	(1,587,132)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	763,816	2,161,633
Other payable - acquisition	4,086,204
Deferred liabilities	(313,397)	313,397
Net cash provided by operating activities	2,414,286	243,872
Cash flows from investing activities:
Purchases of property and equipment	(2,709,569)	(1,468,499)
Sales of property and equipment	301,684	88,736
Purchases of certificates of deposit	(1,534,371)	(1,517,640)
Proceeds from sale of certificates of deposit	—	1,703,563
Increase in intangible assets	(5,027,968)	(3,827,466)
Return of capital - minority interest	(20,000)	—
Capital investments in minority interest of subsidiary	—	178,521
Cash brought in at acquisition	473,890	145,297
Net cash used in investing activities	(8,516,334)	(4,697,488)
Cash flows from financing activities:
Proceeds from sale of common stock	1,400,000	1,512,000
Proceeds from the exercise of stock options and warrants	669,382	1,260,057
Capital contributed from sale of subsidiary stock	4,031,001	859,223
Purchase of treasury shares	—	(51,704)
Proceeds from loans	—	1,533,690
Restricted cash	(4,533,555)	—
Proceeds from convertible notes payable	5,500,000	—
Payments on capital lease obligations & loans - net	82,650	(286,339)
Net cash provided by financing activities	7,149,478	4,826,927
Effect of exchange rate changes in cash	74,611	127,255
Net increase in cash and cash equivalents	1,122,041	500,566
Cash and cash equivalents, beginning of year	1,371,727	871,161
Cash and cash equivalents, end of year	$2,493,768	$1,371,727

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	For the Years
	Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$244,390	$127,055
Taxes	$45,511	$41,182

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of note payable and interest	$71,018	$413,788
Common stock issued for accrued expenses and accounts payable	$7,044	$49,968
Common stock issued for acquisition of product license	$—	$91,600
Common stock issued for settlement of debt	$—	$45,965
Common stock issued for acquisition of subsidiary	$1,848,680	$1,816,301
Common stock to be issued for acquisition of subsidiary	$1,628,979	$—
Common stock issued for conversion of debentures	$150,000	$1,050,000
Warrants issued to convertible note holders	$2,108,335	$—
Warrants issued for cost of debt	$340,799	$—

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

In March 2000, the Company formed NetSol (PVT), Limited as a wholly owned subsidiary. The subsidiary was merged into the Company’s subsidiary, NetSol Technologies, Limited in April 2006.

Business Combinations Accounted for Under the Purchase Method:

Network Solutions PVT, Ltd. and NetSol UK, Limited

On September 15, 1998 and April 17, 1999, the Company purchased from related parties, 51% and 49%, respectively, of the outstanding common stock of Network Solutions PVT, Ltd., a Pakistani Company, and 43% and 57% of the outstanding common stock of NetSol UK, Limited, a United Kingdom Company, for the issuance of 938,000 restricted common shares of the Company and cash payments of $775,000, for an aggregate purchase price of approximately $12.9 million. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition, which approximated $300,000. Included in the accompanying consolidated financial statements are other assets acquired at fair market value consisting of product licenses, product renewals, product enhancements, copyrights, trademarks, trade names and customer lists. At the date of acquisition, the management of the Company allocated approximately $6.3 million to these assets, based on independent valuation reports prepared for the Company. The excess of the purchase prices over the estimated fair values of the net assets acquired, was recorded as goodwill, and was being amortized by using the straight-line method from the date of each purchase. Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. During the fiscal year ended June 30, 2006 these amounts were fully amortized.

Mindsources, Inc.

On August 13, 1999, the Company through its wholly owned subsidiary, NetSol USA, Inc. acquired 100% of the outstanding capital stock of Mindsources, Inc., a Virginia and US based Company, through the issuance of 50,000 shares of Rule 144 restricted common shares of the Company for an aggregate purchase price of approximately $1,260,000. This acquisition was accounted for using the purchase method of accounting under APB Opinion No. 16, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management on the date of acquisition, which approximated $900,000. The management of the Company allocated the entire purchase price to customer lists acquired, and is being amortized by using the straight-line method from the date of acquisition. The excess of the purchase prices over the estimated fair values of the net assets acquired, approximately $360,000, was recorded as goodwill and is being amortized using the straight-line method from the date of purchase. Effective April 1, 2001, the management determined that the remaining useful life of all its acquired intangible assets to be approximately five years, and accordingly, accelerated the amortization of these intangibles. During the fiscal year ended June 30, 2006 these amounts were fully amortized.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pearl Treasury System Ltd

On October 14, 2003, the Company executed an agreement to acquire the Pearl Treasury System Ltd, a United Kingdom company (“Pearl”). This acquisition required the Company to issue up to 60,000 shares of common stock to the shareholders of Pearl Treasury System, Ltd. In addition, during the year ended June 30, 2005, an additional 40,000 shares valued at $91,600 was issued to the shareholders of Pearl for milestones reached in the development of the software. After acquisition, all development activities of Pearl Treasury System, now called InBanking were transferred to NetSol UK; therefore, there are no separate financial statements for Pearl. The total acquisition value of $258,460 has been recorded as an intangible asset and is included in “product licenses” on the accompanying consolidated financial statements.

CQ Systems

On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition closed on February 22, 2005. The initial purchase price was £3,576,335 or $6,730,382, of which one-half was due at closing payable in cash and stock and the other half is due when the audited March 31, 2006 financial statements are completed. On the closing date, $1.7 million was paid and 681,965 shares were issued to the shareholders of CQ, valued at $1,676,795 at an average share price of $2.46 was recorded. In addition, the agreement called for the accumulated retained earnings amounting to £423,711 or $801,915 of CQ Systems as of the closing date to be paid to the shareholders in cash and stock. In April 2005, the additional cash of £350,000 or $662,410 was paid and 77,503 shares of the Company’s common stock valued at $139,505 were issued. The total amount paid at closing was $4,178,710. In June 2006, the final installment for the purchase of CQ Systems was determined based on the audited revenues for the twelve month period ending March 31, 2006. Based on the earn-out formula in the purchase agreement, £2,087,071 or $3,785,210 was due in cash and stock. On June 12, 2006, 884,535 shares of the Company’s restricted common stock were issued to the shareholders of CQ Systems. In July 2006, the cash portion of $1,936,530 plus $31,810 of interest was paid to the shareholders.

McCue Systems

On May 6, 2006, the Company entered into an agreement to acquire 100% of the issued and outstanding stock of McCue Systems, Inc. (“McCue”), a California corporation. The acquisition closed on June 30, 2006. The initial purchase price was estimated at $8,471,455 of which one-half was due at closing payable in cash and stock. The other half is due in two installments over the next two years based on the revenue after the audited December 31, 2006 and 2007 financial statements are completed. On the closing date, $2,117,864 payable and 958,213 shares to be issued valued at $1,628,979 were recorded. The cash was paid on July 5, 2006 and the shares were also issued in July 2006. The total amount paid at closing was $3,746,843.

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

Joint Venture:

TiG-Netsol

In January 2005, the Company formed TiG-NetSol (Pvt) Limited (“TiG-Netsol”) as a joint venture with a UK based public company TIG Plc., with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. TiG-NetSol was incorporated in Pakistan on January 12, 2005 under the Companies Ordinance, 1984 as a private company limited by shares. The business of the TiG-NetSol is export of computer software and its related services developed in Pakistan.

NetSol Omni

In February 2006, the Company purchased 50.1% of the outstanding shares for $60,012 in Talk Trainers (Private) Limited, (“Talk Trainers”), a Pakistan corporation which provides educational, professional courses, training and Human Resource services to the corporate sector. The major stockholder of Talk Trainers was Mr. Ayub Ghuari, brother to the executive officers of the Company, and therefore the acquisition was recorded at historical cost as the entities are under common control. As the effects of this transaction are immaterial to the Company overall, no pro forma information is provided. During the quarter ended June 30, 2006, Talk Trainers changed its name to NetSol Omni (Private) Limited.

Merger of Subsidiaries

On April 28, 2006, the Companies wholly-owned subsidiary NetSol (PVT), Limited (“PK Private”) merged into NetSol Technologies (PVT), Ltd, both located in Lahore, Pakistan. As the subsidiaries were under common control, the assets and liabilities of PK Private were recorded at historically values at the time of the merger. The consolidated financial statements reflect the income and expenses of PK Private for the fiscal year up to the date of the merger.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies (PVT), Ltd. (“PK Tech”), NetSol (PVT), Limited (“PK Private”), NetSol Abraxas Australia Pty Ltd. (“NetSol Abraxas”), NetSol Technologies UK, Ltd. (“NetSol UK”), and NetSol - CQ Systems Ltd.(“CQ Systems”), as well as the subsidiaries in which the Company owns a controlling percentage, NetSol CONNECT (PVT), Ltd. (now, NetSol Akhter Pvt. Ltd.) (“Connect”), TiG-NetSol (Pvt) Ltd. (“NetSol-TiG”), and NetSol Omni (Private) Limited (“Omni”). All material inter-company accounts have been eliminated in consolidation.

Business Activity:

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile finance and leasing industry worldwide. The Company also provides system integration, consulting, IT products

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and services in exchange for fees from customers.

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

Revenues in excess of billings:

“Revenues in excess of billings” represent the total of the project to be billed to the customer over the revenues recognized under the percentage of completion method. As the customer is billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.”

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition:

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and Accounting Research Bulletin 45 (ARB 45) “Long-Term Construction Type Contracts.” The Company’s revenue recognition policy is as follows:

License Revenue: The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectibilty is probable. Revenue from the sale of licenses with major customization, modification, and development is recognized on a percentage of completion method, in conformity with ARB 45 and SOP 81-1. Revenue from the implementation of software is recognized on a percentage of completion method, in conformity with Accounting Research Bulletin (“ARB”) No. 45 and SOP 81-1. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. An output measure of “Unit of Work Completed” is used to determine the percentage of completion which measures the results achieved at a

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specific date. Units completed are certified by the Project Manager and EVP IT/ Operations.

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

Advertising Costs:

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2006 and 2005 were $593,811 and $127,602, respectively.

Net Income/Loss Per Share:

Net income/loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” Basic net income/loss per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the year ended June 30, 2005	Net Income	Shares	Per Share
Basic earnings per share:	$663,325	11,597,625	$0.06
Net income available to common shareholders
Effect of dilutive securities
Stock options		2,515,114
Warrants		663,584
Diluted earnings per share	$663,325	14,776,323	$0.04

The weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements for the year ended June 30, 2006 since the effect of dilutive securities is anti-dilutive.

Other Comprehensive Income & Foreign Currency Translation:

SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. The accounts of NetSol UK and NetSol - CQ Systems use British Pounds; NetSol Technologies (Pvt) Ltd., NetSol Private, NetSol Connect, TiG-Netsol, and NetSol Omni use Pakistan Rupees; NetSol Abraxas uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and McCue Systems, Inc., uses U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. During the year ended June 30, 2006 and 2005, comprehensive income included net translation income of $101,031 and a loss of $282,129, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to $419,660 as of June 30, 2006.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal year ended June 30, 2007.

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

As of June 30, 2006, the Company had net federal and state operating loss carry forwards expiring in various years through 2026. During the year ended June 30, 2006, the valuation allowance increased by $497,947; primarily due to the application of the current year net loss for the US companies to the net operating loss carry forward. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when in the opinion of management, utilization is not reasonably assured.

A summary at June 30, 2006 is as follows:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Federal	State	Total
Net operating loss carry forward - June 30, 2005	$25,725,243	$12,749,376
Net loss	1,353,053	811,832
Net operating loss carry forward - June 30, 2006	27,078,296	13,561,208

Effective tax rate	32%	8%

Deferred tax asset	8,665,055	1,084,897	9,749,951
Valuation allowance	(7,105,055)	(694,897)	(7,799,951)
Net deferred tax asset	1,560,000	390,000	1,950,000

Deferred tax liability arising from
non-taxable business combinations	1,560,000	390,000	1,950,000
Net deferred tax liability	$—	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	For the years
	ended June 30,
	2006	2005
	%	%
Tax expense (credit) at statutory rate - federal	34	34
State tax expenses, net of federal tax	(6)	(6)
Valuation allowance	—	—
Foreign tax rate differences	(34)	(34)
Other	7	7
Tax expense at actual rate	1	1

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

difference between the carrying amount of goodwill and the fair value of goodwill. In the event that impairment is recognized, appropriate disclosures are made.

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the implied fair value of the reporting unit. Conditions that indicate that an impairment of goodwill exists include a sustained decrease in the market value of the reporting unit or an adverse change in business climate.

Reporting segments:

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries (see Note 14).

New Accounting Pronouncements:

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal year ended June 30, 2007. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior period’s financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in these accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

Reclassifications:

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 - MAJOR CUSTOMERS

The Company is a strategic business partner for DaimlerChrysler (which consists of a group of many companies), which accounts for approximately 11% and 20% of revenue for the fiscal years ended June 30, 2006 and 2005 and Toyota Motors (which consists of a group of many companies) accounts for approximately 12% and 35% of revenue for the fiscal year ended June 30, 2006 and 2005. Accounts receivable at June 30, 2006 for these companies was $808,044 and $738,598.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RESTRICTED CASH

On June 21, 2006 the Company completed financing of $5,500,000 (see Note 10). As a requirement of the financing the funds could only be used for their stated purpose, the acquisition of CQ Systems and McCue Systems, related costs, and some working capital. As of June 30, 2006, the acquisition payments of $4,086,204 and related costs of $447,351 were not paid and the cash needed for these payments is shown as restricted cash in these consolidated financial statements. In July 2006, the payments were made.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consist of the following as of June 30, 2006:

Prepaid Expenses	$1,069,580
Advance Income Tax	116,921
Employee Advances	323,447
Security Deposits	105,252
Other Receivables	661,210
Other Assets	546,459
Total	$2,822,869

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at June 30, 2006:

Office furniture and equipment	$1,146,736
Computer equipment	5,244,713
Assets under capital leases	596,492
Building	3,273,837
Construction in process	291,526
Land	606,451
Autos	436,965
Improvements	367,584
Subtotal	11,964,304
Accumulated depreciation	(5,492,266)
$6,472,038

For the years ended June 30, 2006 and 2005, fixed asset depreciation expense totaled $1,053,382 and $654,584, respectively. Of these amounts, $663,397 and $415,042, respectively, are reflected as part of cost of goods sold.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2006:

	Product Licenses	Customer Lists	Total
Intangible asset - June 30, 2005	$8,799,323	$3,294,757	$12,094,080
Additions	2,032,257	2,143,837	4,176,094
Effect of translation adjustment	95,545	—	95,545
Accumulated amortization	(5,806,912)	(2,329,046)	(8,135,956)
Net balance - June 30, 2006	$5,120,213	$3,109,548	$8,229,761

Amortization expense:
Year ended June 30, 2006	$1,377,385	$589,281	$1,966,666
Year ended June 30, 2005	$980,524	$403,457	$1,383,981

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above amortization expense includes amounts in “Cost of Goods Sold” for capitalized software development costs of $69,973 and $58,961 for the fiscal years ended June 30, 2006 and 2005, respectively.

At June 30, 2006, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $2,426,275, as the development and enhancement is yet to be completed. Software development amortization expense was $105,389 and $97,744 for the years ended June 30, 2006 and June 30, 2005, respectively.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/07	6/30/08	6/30/09	6/30/10	6/30/11	TOTAL
Product Licences	$703,460	$703,460	$688,387	$487,051	$111,581	$2,693,939
Customer Lists	692,148	692,148	692,148	604,356	428,772	3,109,572
	$1,395,608	$1,395,608	$1,380,535	$1,091,407	$540,353	$5,803,511

Goodwill is comprised of amounts recognized in the acquisition of the following:

Balance at
June 30, 2006
NetSol PK Tech	$1,166,611
CQ Systems	3,471,813
McCue Systems	1,395,251
Netsol Omni	59,231
Total	$6,092,906

There was no impairment of goodwill for the years ended June 30, 2006 and 2005.

NOTE 8 - DEBTS

NOTES PAYABLE

Notes payable consist of the following at June 30, 2006:

	Balance at	Current	Long-Term
Name	6/30/06	Maturities	Maturities
A. Zaman Settlement	$16,300	$16,300	$—
D&O Insurance	74,889	74,889	—
Professional Liability Insurance	668	668	—
Noon Group	516,295	516,295	—
Subsidiary Capital Leases	160,783	160,783	—
	768,935	768,935	—

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 25, 2002 the Company signed a settlement agreement with Adrian Cowler (“Cowler”) and Surrey Design Partnership Ltd. The Company agreed to pay Cowler £218,000 pound sterling or approximately $320,460 USD including interest, which the Company recorded as a note payable. The agreement called for monthly payments of £3,000 until March 2004 and then £4,000 per month until paid. In December 2004, the Company reached an agreement with Cowler to pay the balance of the loan in one lump-sum payment. Cowler agreed to accept £52,000 or $103,371 as payment in full. As a result, in fiscal year 2005, the Company recorded a gain on forgiveness of debt of $21,148 in the accompanying consolidated financial statements.

In November 2002, the Company signed a settlement agreement with Herbert Smith for ₤171,733 or approximately $248,871, including interest. The Company agreed to pay $10,000 upon signing of the agreement, $4,000 per month for twelve months, and then $6,000 per month until paid. In April 2005, an agreement was reached with Herbert Smith whereby they accepted $110,000 as payment in full. As a result, in fiscal year 2005, the Company recorded a gain on forgiveness of debt of $33,321 in the accompanying consolidated financial statements.

In June 2002, the Company signed a settlement agreement with a former consultant for payment of past services rendered. The Company agreed to pay the consultant a total of $75,000. The agreement calls for monthly payments of $1,500 per month until paid. As of June 30, 2006, the balance was $16,300. The entire balance has been classified as a current liability in the accompanying consolidated financial statements. In July 2006, the balance was paid in full.

In February 2005, the Company received a loan from a current shareholder Dr. Omar Atiq in the amount of $300,000. The note carries an interest rate of 12% per annum and is due on April 4, 2005. The maturity date of the loan may be extended at the option of the holder. During the quarter ended June 30, 2005, $150,000 cash was paid on the loan and 100,000 shares of the Company’s common stock was issued valued at $156,160 to pay the debt in full, including $7,453 of accrued interest (see Note 11). As a result, the Company recorded a gain on forgiveness of debt of $1,293 in the accompanying consolidated financial statements for the year ended June 30, 2005.

In February 2005, the Company received a loan from Noon Group in the amount of $500,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the fiscal year ended June 30, 2006, $48,750 of accrued interest was recorded for this loan. In March, 2006, the note was extended for another year. In April 2006, $51,250 of accrued interest was paid. Total unpaid accrued interest at June 30, 2006 was $16,295.

In February 2005, the Company received a loan from Gulf Crown Investments in the amount of $250,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. During the fiscal year ended June 30, 2006, $18,298 of accrued interest was recorded for this loan. On March 31, 2006, the total accrued interest of $27,695 was paid to the note holder. On April 12, 2006, the principle of the note was paid to the note holder.

In May 2005, the Company executed a note in favor of Maxim Group, LLC (“Maxim”) in the amount of $250,000. The funds were due as compensation for mergers and acquisition related services provided by Maxim Group, LLC, in connection with the CQ Systems Ltd. transaction. The note was due on July 25, 2005 and carries an interest rate of 12% starting on the due date and increases 1.5% per month thereafter. The note called for

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$150,000 to be paid with 80,214 shares the Company’s common stock and the balance of $100,000 to be paid in cash. In May 2005, the shares were issued. In addition, the loan called for $3,000 worth of additional shares for each month that the shares are not registered after the 120 day maturity date and a $10,000 penalty for late payment. On October 3, 2005, the Company paid Maxim $50,000 cash, and issued a total of 36,606 shares valued at $71,018 for the balance of the note of $50,000, accrued interest of $2,453 and penalties of $16,000.

In October 2005, the Company renewed its professional liability insurance for which the annual premium is $8,050. The Company has arranged for financing with the insurance company with a down payment of $1,610 and ten monthly payments of $674 each. During the fiscal year ended June 30, 2006, the Company paid $5,772. The balance owing at June 30, 2006 was $668 and is classified as a current liability in the accompanying consolidated financials statements.

In January 2006, the Company renewed its directors and officers’ liability insurance for which the annual premium is $185,000. In January 2006, the Company arranged financing with AFCO Credit Corporation with a down payment of $19,007 with the balance to be paid in nine monthly installments of $19,007 each. The balance owing as of June 30, 2006 was $74,889.

In addition, the various subsidiaries had current capital leases of $160,783 as of June 30, 2006.

LOANS PAYABLE - BANK

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has one loan with a bank, secured by the Company’s assets. These notes consist of the following as of June 30, 2006:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	9%	$662,800
Total			$662,800

OTHER PAYABLE - ACQUISITION

As of June 30, 2006, Other Payable - Acquisition consists of total payments of $4,086,204 due to the shareholders of CQ Systems & McCue Systems.

CQ System

In June 2006, the final installment for the purchase of CQ Systems was determined based on the audited revenues for the twelve month period ending March 31, 2006. Based on the earn-out formula in the purchase agreement, £2,087,071 or $3,785,210 was due in cash and stock. On June 12, 2006 884,535 shares of the Company’s restricted common stock were issued to the shareholders of CQ Systems. As of June 30, 2006, a payable to CQ Systems shareholders consisting of the cash portion of $1,936,530 and an interest expense of $31,810 for a total of $1,968,340 is shown as “Other Payable - Acquisition” in these consolidated financial statements. In July 2006, the cash was paid to the shareholders.

 McCue Systems

On June 30, 2006 the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 18). As a result the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock was recorded. The cash portion is shown as “Other Payable - Acquisition” and the stock is shown as “Shares to Be Issued” in these consolidated financial statements. On July 5, 2006, the cash portion was paid to the McCue shareholders and in July 2006 the stock was issued.

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. One of the officers has deferred the increase in his wages. During the fiscal year ended June 30, 2006, $50,000 of accrued wages was added to the balance due to officers and $34,574 was remitted to one officer against the amounts owing to him. In addition, $7,500 was paid to another officer against amounts owed to him. In addition, one subsidiary had $35,205 due to an officer of the subsidiary. The balance owing as of June 30, 2006 was $90,767.

NOTE 9 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors for a Series A Convertible Debenture (the “Bridge Loan”) whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. The beneficial conversion feature of the debenture was valued at $252,257. The Company has recorded this as a contra-account against the loan balance and is amortizing the beneficial conversion feature over the life of the loan. During the years ended June 30, 2006 and 2005, the Company amortized $11,825 and $37,500, respectively. The unamortized balance at June 30, 2006 was $0.

During the year ended June 30, 2005, nineteen of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $1,050,000 and the Company issued 564,519 shares of its common stock to the note holders.

During the year ended June 30, 2006, three of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $150,000 and the Company issued 80,646 shares of its common stock to the note holders. The net balance at June 30, 2006, was $0.

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

In addition, each debenture holder is entitled to receive at the time of conversion warrants equal to one-half of the total number of shares issued. The total number of warrants that may be granted is 322,582. The warrants expire in five years and have an exercise price of $3.30 per share. The fair value of the warrants will be calculated and recorded using the Black-Scholes method at the time of granting, when the debenture is converted. During the years ended June 30, 2006 and 2005, three and nineteen debenture holders converted their notes into common stock, respectively. As part of the conversion, warrants to purchase a total of 40,323 and 282,260 common shares were issued to the note holders. The warrants were valued using the fair value method at $21,505 and $249,638. The expense was recorded in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE NOTE PAYABLE

On June 15, 2006, the Company entered into an agreement with 5 accredited investors whereby the Company issued 5 convertible notes payable for an aggregate principal value of $5,500,000. These notes bear interest at the rate of 12% per annum and are due in full one year from the issuance date or on June 15, 2007 (the “Financing”).  The Convertible Notes may immediately convert into shares of common stock of the Company at the conversion value (initially set at one share per $1.65 of principal dollar) to the extent that such conversion does not violate Nasdaq Market Place rules.  Due to the limitation rule, none of the note is convertible as of June 30, 2006. Upon the approval of the stockholders, to the extent not already converted into common shares, the Convertible Notes Payable will immediately convert into shares of Preferred Stock. The common stock shares issued under this financing agreement, including warrants, are to be registered within 120 days after closing. If the Company does not meet the registration requirement, the Company shall pay in cash as liquidated damages for such failure and not as a penalty to each Holder an amount equal to one percent (1%) of such Holder's Purchase Price paid by such Holder pursuant to the Purchase Agreement for each thirty (30) day period until the applicable Event has been cured. To date, no shares of common stock have been issued to the investors in the Financing.  As of June 30, 2006, $27,500 in accrued interest had been recorded on the notes.

As part of the agreement, the investors received warrants to purchase 1,666,668 shares of the Company’s common stock. The warrants have an exercise price of $2.00 and expire in five years. These warrants were valued using the Black-Scholes model at $2,108,335 and have been capitalized as a contra-account against the note balance in these consolidated financial statements. These costs are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common stock. As of June 30, 2006, $85,972 of these costs had been amortized and the balance was $2,022,363. The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate	6.00%
Expected life	5 years
Expected volatility	100%
Dividend yield	0%

The net balance of the notes at June 30, 2006 was $3,505,137.

In connection with this financing the Company paid $474,500 in cash for placement agent fees and legal fees. These costs were capitalized and are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common stock. As of June 30, 2006 $19,771 of these costs had been amortized and the balance was $454,729 and is shown as part of “Other Assets” in these consolidated financial statements.

As part of the financing, warrants to purchase 266,666 shares of the Company’s common stock were issued to the placement agent as part of their fee. The warrants have an exercise price of $1.65 and expire in five years. These warrants were valued using the Black-Scholes model at $340,799 and have been capitalized as a contra-equity account in these consolidated financial statements. These costs are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common stock. As of June 30, 2006, $14,200 of these costs had been amortized and the balance was $326,599. The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate	6.00%
Expected life	5 years
Expected volatility	100%
Dividend yield	0%

NOTE 11 - STOCKHOLDERS’ EQUITY

Business Combinations:

Pearl Treasury System Ltd

In October 2003, the Company entered into an agreement to acquire the Pearl Treasury System Ltd, a United Kingdom company (“Pearl”). In January 2005, certain milestones, set forth in the purchase and sale agreement by

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and between the Company and the former owners, were met in the development of the Pearl. As such, the former owners of the product license were due an additional 40,000 shares of the Company’s common stock. The Company recorded an addition to the product licenses in the amount of $91,600.

CQ Systems, Inc.

In February 2005, the Company completed the acquisition of CQ Systems, (see Note 17). As part of this agreement, the Company issued 759,468 shares of its restricted common stock valued at $1,816,301 to the shareholders of CQ Systems.

In June 2006, the final installment was due for the acquisition and the Company issued 884,535 shares of its restricted common stock valued at $1,848,680 to the shareholders of CQ Systems.

Private Placements

In August 2004, the Company sold 190,476 shares of the Company’s common stock for $200,000 in a private placement. Of this amount $91,500 had been received during the year ended June 30, 2005 and a total of 87,143 shares were issued to the purchaser. No payments were received during the current fiscal year. The remaining balance of $108,500 or 103,333 shares are shown as “Shares to Be Issued” on the accompanying financial statements.

During the quarter ended December 31, 2004, the Company sold 1,390,476 shares of its common stock for $1,250,000 in private placement agreements.

In addition, the Company received $170,500 as payment on stock subscriptions receivable during the fiscal year ended June 30, 2005.

In January 2006, the Company sold 933,334 shares of the Company’s common stock for $1,400,000 in a private placement.

Services, Accrued Expenses and Payables

During the years ended June 30, 2006 and 2005, the Company issued 10,500 and 188,972 restricted Rule 144 common shares in exchange for services rendered, respectively. The Company recorded an expense of $20,382 and $246,650 for the years ended June 30, 2006 and 2005, respectively. Compensation expense was calculated based upon the fair market value of the freely trading shares as quoted on NASDAQ through 2006 and 2005, over the service period.

In November 2004, the Company entered into an agreement with a vendor whereby the Company issued the vendor 20,000 shares valued at $22,968 for the payment of outstanding invoices in the amount of $16,052. As a result, the Company recorded a gain on settlement of debt in the amount of $6,916.

During the year ended June 30, 2005, the Company issued 14,528 shares of the Company’s common stock for accrued expenses valued at $27,000.

In July 2004, the Board of Directors and officers were granted the right to receive shares of the Company’s common stock if certain conditions were met during their 2004 - 2005 term of office. These conditions were met and a total of 28,000 restricted Rule 144 common shares were issued in August 2005 and 11,000 shares were issued in March 2006. The shares were valued at the fair market value at the date of grant of $57,034 or $1.46 per share.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2005, the Company issued 36,607 restricted Rule 144 common shares valued at $71,018 in payment of $50,000 in principal, $16,000 in penalties and $2,453 in accrued interest on a note payable (see Note 8).

In October 2005, the Company entered into an agreement with a vendor whereby the Company issued the vendor 27,231 shares valued at $52,828 for the payment of outstanding invoices in the amount of $50,923. As a result, the Company recorded a loss on settlement of debt in the amount of $1,905.

In October 2005, the Company entered into an agreement with a vendor whereby the Company agreed to issue $2,500 worth of stock per month as payment for services rendered. The stock is to be issued after the end of each quarter. The Company issued 7,755 shares of its common stock during the year ended June 30, 2006 and recorded 3,841 shares of common stock valued at $7,500 to “Stock to Be Issued” under this agreement as of June 30, 2006.

In March 2006, the Company entered into an agreement with a former consultant whereby the Company agreed to issue the consultant 10,000 restricted Rule 144 shares of its common stock valued at $19,200 for past services.

In March 2006, a director exercised 15,000 options at $.75 per share for a total of $11,250. The value of the shares were applied against accrued fees payable.

Issuance of shares for Conversion of Debt and Settlement of Litigation

During the years ended June 30, 2006 and 2005, three and nineteen of the convertible debenture holders elected to convert their notes into common stock, respectively. The total of the notes converted was $150,000 and $1,050,000 and the Company issued 80,646 and 564,519 shares of its common stock to the note holders, respectively.

During the year ended June 30, 2005, a total of 180,214 shares of the Company’s common stock valued at $309,128 were issued for the payment of two notes payable of $300,000 plus $7,453 (see Note 8). In addition, 67,470 shares valued at $104,660 were issued to pay the debts of a subsidiary.

Options and Warrants Exercised

During the year ended June 30, 2006, the Company issued 285,383 shares of its common stock for the exercise of options valued at $343,132. Of these, $52,500 has been recorded as “Stock Subscription Receivable”. In addition, 3,030 shares valued at $5,000 have been shown as “Stock to Be Issued.”

During the year ended June 30, 2005, the Company issued 1,210,110 shares of its common stock for the exercise of options valued at $1,807,733. Of these shares, 320,000 shares valued at $693,000 were cancelled. The Company received $969,733 in cash from the exercise of these options and recorded “Stock Subscription Receivable” in the amount of $145,000.

During the years ended June 30, 2005 the Company issued 145,162 shares of its common stock upon the exercise of warrants valued at $290,324.

Stock Subscription Receivable

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser.

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

During the year ended June 30, 2006, the Company recorded $52,500 in receivable and collected $369,900. The Company also recorded the cancellation of $43,650 due as a charge to additional paid-in capital as a result of a review of the records when the amount was recorded in 2000. It was determined the amount was not due and therefore was cancelled. The balance of the receivable at June 30, 2006 was $299,500.

Treasury Stock

During the year ended June 30, 2005, the Company purchased 30,000 shares of its common stock on the open market for $51,704. The Company issued 24,004 of its treasury shares valued at $45,964 in settlement of a debt. The balance at June 30, 2005 was $27,197.

During the year ended June 30, 2006, the Company issued 10,000 of its treasury shares valued at $17,002 for the payment of services. The balance at June 30, 2006 was $10,194.

Common Stock Purchase Warrants and Options

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of June 30, 2006:

		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding and exercisable, June 30, 2005	5,038,000	$0.75 to $5.00	655,280	$1.75 to $5.00
Granted	3,850,913	$1.65 to $3.00	1,973,657	$1.65 - $3.30
Exercised	(303,413)	$0.75 to $1.75	—
Expired	—		(30,000)	$1.75 - $3.75
Outstanding and exercisable, June 30, 2006	8,585,500	$0.75 to $5.00	2,598,937	$1.65 to $5.00

During the year ended June 30, 2006, 3,848,413 options were granted to employees of the company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. The exercise price of these options ranges between $1.65 and $3.00. No expense was recorded for the granting of these options.

During the year ended June 30, 2006, a total of 2,500 options were granted to a consultant and are fully vested from the date of grant. The options expire in ten years and have an exercise price of $1.98 per share. The options were valued using the fair value method at $4,113 or $1.65 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for years ended June 30, 2006 and 2005 as follows:

	2006	2005
Net income (loss) - as reported	$(1,353,053)	$663,325
Stock-based employee compensation expense,
included in reported net loss, net of tax	—	—

Total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(5,674,402)	(4,533,825)
Pro forma net loss	$(7,027,455)	$(3,870,500)

Earnings per share:
Basic, as reported	(0.09)	0.06
Diluted, as reported	(0.09)	0.04

Basic, pro forma	(0.48)	(0.33)
Diluted, pro forma	(0.48)	(0.03)

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

	2006	2005
Expected life (years)	10 years	10 years
Risk-free interest rate	3.25% - 6.0%	3.25%
Dividend yield	—	—
Volatility	54% - 100%	100%

During the year ended June 30, 2006, three debenture holders converted their notes into common stock. As part of the conversion, warrants to purchase a total of 40,323 common shares were issued to the note holders. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $21,505 and ranged between $0.45 and $0.71 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	3.25%
Expected life	5 years
Expected volatility	44% - 56%
Dividend yield	0%

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

NOTE 12 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

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

The number and exercise prices of options granted under the 2001 Plan for the years ended June 30, 2006 and 2005 are as follows:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Exercise		Exercise
	2006	Price	2005	Price
Outstanding and exercisable, beginning of year	111,000	$0.75 to $2.50	269,777	$0.75 to $2.50
Granted	—	$0.75 to $2.50	484,000	$0.75 to $2.50
Exercised	(65,000)	$0.75 to $1.75	(632,777)	$0.75 to $2.50
Expired	—	—	(10,000)	—
Outstanding and exercisable, end of year	46,000	$0.75 to $1.25	111,000	$0.75 to $2.50

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

The number and weighted average exercise prices of options granted under the 2002 Plan for the year ended June 30, 2006 and 2005 are as follows:

		Exercise		Exercise
	2006	Price	2005	Price
Outstanding and exercisable, beginning of year	1,139,500	$0.75 to $2.50	1,142,500	$0.75 to $2.50
Granted	—	—	14,500	$1.00 to $5.00
Exercised	(80,000)	$0.75	(17,500)	$0.75 to $2.50
Expired	—	—	—	—
Outstanding and exercisable, end of year	1,059,500	$0.75 to $5.00	1,139,500	$0.75 to $2.50

The 2003 Plan

In March 2004, the Company enacted an Incentive and Non-statutory Stock Option Plan (the “2003 Plan”) for its employees and consultants under which a maximum of 2,000,000 options may be granted to purchase restricted Rule

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

144 common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

The number and weighted average exercise prices of options granted under the 2003 Plan for the year ended June 30, 2006 and 2005 are as follows:

		Exercise		Exercise
	2006	Price	2005	Price
Outstanding and exercisable, beginning of year	787,500	$1.00 to $5.00	450,000	$1.00 to $5.00
Granted	182,500	$1.70 to $2.55	386,500	$1.00 to $5.00
Exercised	—	—	(49,000)	$1.00 to $1.35
Expired	—	—	—	—
Outstanding and exercisable, end of year	970,000	$1.25 to $5.00	787,500	$1.00 to $5.00

The 2004 Plan

In March 2005, the Company enacted an Incentive and Non-statutory Stock Option Plan (the “2004 Plan”) for its employees and consultants under which a maximum of 5,000,000 options may be granted to purchase common stock of the Company. A registration statement on form n S-8 was filed on April 7, 2006 registering the shares of common stock underlying the options in this plan. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The number and weighted average exercise prices of options granted under the 2004 Plan for the year ended June 30, 2006 and 2005 are as follows:

		Exercise		Exercise
	2006	Price	2005	Price
Outstanding and exercisable, beginning of year	3,000,000	$1.94 to $2.91	—	—
Granted	1,888,413	$1.65 to $3.00	3,109,833	$1.50 to $2.91
Exercised	(158,413)	$1.65 to $1.75	(109,833)	$1.50
Expired	—	—	—	—
Outstanding and exercisable, end of year	4,730,000	$1.65 to $3.00	3,000,000	$1.94 to $2.91

The 2005 Plan

In April 2006, the Company enacted an Incentive and Non-statutory Stock Option Plan (the “2005 Plan”) for its employees and consultants under which a maximum of 5,000,000 options may be granted to purchase restricted Rule 144 common stock of the Company. Two types of options may be granted under the Plan: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

The number and weighted average exercise prices of options granted under the 2005 Plan for the year ended June 30, 2006 are as follows:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Exercise
	2006	Price
Outstanding and exercisable, beginning of year	—	—
Granted	1,780,000	$1.70 to $2.55
Exercised	—	—
Expired	—	—
Outstanding and exercisable, end of year	1,780,000	$1.70 to $2.55

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

In December 2003, the Company moved its headquarters from its previous facility to one with approximately 1,919 rentable square feet and a monthly rent of $4,318 per month. The term of the lease is for one year and expires on December 31, 2006. A security deposit of $4,318 was made and is included in other current assets in the accompanying consolidated financial statements.

The Australia lease is a three-year lease that expires in September 2007 and currently is rented at the rate of $1,380 per month. The Beijing lease is a one year lease that expires in July 2007. The monthly rent is $2,280 per month with the first two months free bringing the average monthly rent to $1,900 per month. Our London, UK operations are currently conducted in leased premises with a one-year lease commencing on April 28, 2006 and has a current rental costs of approximately $6,581 per month. The NetSol-CQ System facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of £75,000 (approximately $131,871.15). McCue Systems, located in Burlingame, California are leased until June 30, 2007 with a monthly rent of $20,552.

The NetSol Karachi lease is a 3 year lease that expires on December 4, 2008 and currently is rented at the rate of $1,726 per month. The NetSol Islamabad lease is a 15 year lease that expires on August 31, 2016 and currently is rented at the rate of $1,417 per month. The NetSol Rawalpindi lease is a 2 year lease that expires on January 4, 2008 and currently is rented at the rate of $800 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $521,496and $290,610 for the years ended June 30, 2006 and 2005, respectively.

Lahore Technology Campus

The newly built Technology Campus was inaugurated in Lahore, Pakistan in May 2004. This facility consists of 50,000 square feet of computer and general office space. This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan. Title to this facility is held by NetSol Technologies Ltd. and is not subject to any mortgages. The Company also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park. By this agreement, the IT ministry has invested early 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility. In order to cater for future business expansion and taking advantage of depressing

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

real estate market, the company purchased two new cottages adjacent to its main building. Total covered area of these cottages is 4,900 sq feet and it cost was $250,000 approx. The management has moved its accounts, finance, internal audit, company secretariat and costing and budgeting department into these cottages. For the recreation of its valuable resources, the management has also established a gymnasium there.

Employment Agreements

Effective January 1, 2004, we entered into an employment agreement with Naeem Ghauri as our Chief Executive Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of 110,000 pounds sterling. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. The agreement provides that in the event the executive is terminated within 12 months following a change of control, Mr. Ghauri shall be entitled to receive continued payment of his salary for a period of 36 months, immediate vesting of any unvested options, a change in control payment equal to the multiple of his salary and 2.99 and a payment equal to the higher of his bonus during the preceding 12 months and 1% of the gross revenue of the Company during the preceding 12 month period., In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri’s employment agreement was amended to increase his salary to £160,000 per annum (approximately $280,000 per annum based on an exchange rate of 1.75) and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and options to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005. On June 2, 2006, the compensation committee approved an increase in Mr. Ghauri’s salary by 10% (to £176,000 per annum (approximately $308,000 per annum based on an exchange rate of 1.75) and, to grant him options to purchase up to 250,000 shares at the exercise price of $1.83 per share and options to purcase up to 250,000 shares at the exercise price of $2.50 per share.

Effective January 1, 2004, we entered into an employment agreement with Najeeb Ghauri as Chief Financial Officer. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of $200,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. The agreement provides that in the event the executive is terminated within 12 months following a change of control, Mr. Ghauri shall be entitled to receive continued payment of his salary for a period of 36 months, immediate vesting of any unvested options, a change in control payment equal to the multiple of his salary and 2.99 and a payment equal to the higher of his bonus during the preceding 12 months and 1% of the gross revenue of the Company during the preceding 12 month period., In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri’s employment agreement was amended to increase his salary to $250,000 per annum and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and options to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005. On June 2, 2006, the compensation committee approved an increase in Mr.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ghauri’s salary by 10% (to $275,000 per annum) and, to grant him options to purchase up to 250,000 shares at the exercise price of $1.83 per share and options to purcase up to 250,000 shares at the exercise price of $2.50 per share

Effective January 1, 2004, we entered into an employment agreement with Salim Ghauri as the President of NetSol and Chief Executive Officer of our Pakistan subsidiary. The agreement is for a base term of three years, and continues thereafter on an at will basis until terminated by either us or Mr. Ghauri. The agreement provides for a yearly salary of $110,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. Ghauri's contributions and services to us. The agreement provides that in the event of a change of control whereafter the executive is terminated within 12 months of such change in control, Mr. Ghauri shall be entitled to receive continued payment of his salary for a period of 36 months, immediate vesting of any unvested options, a change in control payment equal to the multiple of his salary and 2.99 and a payment equal to the higher of his bonus during the preceding 12 months and 1% of the gross revenue of the Company during the preceding 12 month period. In addition, the agreement provides Mr. Ghauri with options to purchase up to 100,000 shares of common stock at an exercise price of $2.21, 100,000 shares at an exercise price of $3.75 and 50,000 shares at an exercise price of $5.00. These options vest at the rate of 25% per quarter and are fully vested on December 31, 2004. These options expire on December 31, 2008. Mr. Ghauri also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective April 1, 2005, Mr. Ghauri’s employment agreement was amended to increase his salary to $150,000 per annum and, to grant him options to purchase up to 500,000 shares at the exercise price of $1.94 per share and options to purchase up to 500,000 shares at the exercise price of $2.91 per share. These options vest 25% per quarter commencing with the quarter ending June 30, 2005. On June 2, 2006, the compensation committee approved an increase in Mr. Ghauri’s salary by 10% (to $165,000 per annum) and, to grant him options to purchase up to 250,000 shares at the exercise price of $1.83 per share and options to purchase up to 250,000 shares at the exercise price of $2.50 per share

Effective January 1, 2004, we entered into an employment agreement with Patti L. W. McGlasson as legal counsel. The agreement was amended effective May 1, 2005 to provide for a yearly salary of $100,000. The agreement is for a base term of two years, and continues thereafter on an at will basis until terminated by either NetSol or Mr. Ghauri. The agreement provides for a yearly salary of $110,000. The agreement also provides for such additional compensation as the Board of Directors determines is proper in recognition of Mr. McGlasson's contributions and services to us. The agreement provides that in the event the executive is terminated within 12 months following a change of control or a change in the executives’ responsibilities following a change in control, Ms. McGlasson shall be entitled to receive continued payment of her salary for a period of 18 months and, immediate vesting of any unvested options, a change in control payment equal to the multiple of her salary and 2.99 and a payment equal to the higher of her bonus during the preceding 12 months and 1% of the gross revenue of the Company during the preceding 12 month period. As part of Ms. McGlasson’s initial employment agreement, she also received options to purchase up to 10,000 shares of common stock at an exercise price equal to the lesser of $2.30 or the market price of the shares on the date of exercise less $2.00. These options vest at the rate of 25% per quarter and are exercisable until December 31, 2008. Effective March 26, 2004, Ms. McGlasson was elected to the position of Secretary. In connection with her role as Secretary, Ms. McGlasson received options to purchase up to 10,000 shares of common stock at $3.00 per share. These options vest at the rate of 25% per quarter and are exercisable until December 31, 2008. Ms. McGlasson also received options to purchase up to 20,000 shares at the exercise price of $2.65 per share and options to purchase 30,000 shares at the exercise price of $5.00 per share. These options vest immediately and are exercisable until March 25, 2009. Effective May 1, 2006, Ms. McGlasson’s agreement was amended to provide a yearly salary of $110,000. Ms. McGlasson also received options to acquire 20,000 shares of common stock of the company at the exercise price of $1.65 per

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share and options to acquire 20,000 shares of common stock of the company at the exercise price of $2.25 per share.

Effective July 20, 2005, we entered into an employment agreement with Tina Gilger employing her as Chief Financial Officer. The agreement was amended effective May 1, 2006 to provide a yearly salary of $95,000. As part of Ms. Gilger’s initial employment agreement, she was granted options to acquire 10,000 shares of common stock of the Company at the exercise price of $1.86 and 10,000 shares of common stock at the exercise price of $2.79 per share. Effective May 1, 2006 she was granted options to acquire 20,000 shares of common stock at the exercise price of $1.65 per share and options to acquire 20,000 shares of common stock of the Company at the exercise price of $2.25 per share.

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

Litigation

As of June 30, 2006, to the best knowledge of the Company’s management and counsel, there is no material litigation pending or threatened against the Company.

During the year ended June 30, 2005, the Company recorded the following transactions:

Herbert Smith, a former attorney representing the Company, commenced a collection proceeding against the Company in the High Court of Justice, Queen’s Bench Division, on July 31, 2002, claiming the Company owed a sum certain to it. The Company had signed an engagement letter dated October 18, 2000. Herbert Smith (“HS”) was hired to proceed against Surrey Design Partnership Ltd. HS claimed the Company owed 171,733 pounds sterling or approximately $248,871 USD. This sum includes interest in the amount of 8% per annum and had been recorded as a note payable on the accompanying consolidated financial statements. The balance at June 30, 2004 was $199,321 During the year ended June 30, 2005, the Company paid $166,000 In April 2005, an agreement was reached with Herbert Smith whereby they accepted $110,000 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $33,321 in the accompanying consolidated financial statements.

On January 29, 2002, the Company reached a settlement with Adrian Cowler and The Surrey Design Partnership Limited, the former owners of Network Solutions Group Limited (“NSGL”). The settlement amount had been recorded in the accompanying consolidated financial statements as a note payable. The balance at June 30, 2004 was $146,516. During the year ended June 30, 2005, the Company paid $125,368. In December 2004, the Company reached an agreement with Cowler to pay the balance of the loan in one lump-sum payment. Cowler agreed to accept £52,000 or $103,371 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $21,148 in the accompanying consolidated financial statements.

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

On June 24, 2004, the Company reached a settlement agreement with, Brobeck, Phelger, et al, a vendor, for amounts in dispute. The vendor agreed to accept $108,500 as payment in full to be paid in three installments totaling $54,250 and one payment of $54,250 to be paid either in cash or in the Company’s common stock. In September 2004, the Company issued 24,004 of Treasury Shares valued at $45,965 (see Note 11), as a result the

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company recorded a gain of $8,285 from the settlement of this debt in the accompanying consolidated financial statements.

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

NOTE 14 - SEGMENT AND GEOGRAPHIC AREAS

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2006 and 2005:

	2006	2005
Revenues from unaffiliated customers:
North America	$45,250	$295,725
International	18,645,162	12,141,928
Consolidated	$18,690,412	$12,437,653

Operating income (loss):
North America	$(3,688,598)	$(2,810,508)
International	3,429,251	3,875,213
Consolidated	$(259,347)	$1,064,705

Identifiable assets:
North America	$19,960,225	$6,373,169
International	23,064,923	14,752,865
Consolidated	$43,025,148	$21,126,034

Depreciation and amortization:
North America	$1,887,646	$1,324,098
International	1,132,402	240,464
Consolidated	$3,020,048	$1,564,562

Capital expenditures:
North America	$4,367	$—
International	2,705,202	1,468,499
Consolidated	$2,709,569	$1,468,499

NOTE 15 - MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries. The balance of the minority interest as of June 30, 2006 was as follows:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUBSIDIARY	MIN INT %	MIN INT BALANCE AT 6/30/06

Connect	49.90%	$311,075
NetSol-TiG	49.90%	817,046
PK Tech	28.13%	500,965
Omni	49.90%	7,959
Total		$1,637,045

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

As of June 30, 2005, a total of $751,356 had been transferred to Connect, of which $410,781 was from Akhter. In June 2006, a total of $40,000 cash was distributed to each partner as a return of capital.

For the years ended June 30, 2006 and 2005, the subsidiary had net income of $14,304 and net loss of $27,422, respectively, of which $7,318 and $13,684 respectively, was recorded against the minority interest. The balance of the minority interest at June 30, 2006 was $311,075.

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

During year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the new subsidiary began operations during the quarter ended March 31, 2005.

For the year ended June 30, 2006 and 2005, the subsidiary had net income of $879,134 and $250,013, of which $438,688 and $124,756 was recorded against the minority interest, respectively. The balance of the minority interest at June 30, 2006 was $817,046.

NetSol Technologies, Limited (“PK Tech”)

In August 2005, the Company’s wholly-owned subsidiary, NetSol Technologies (Pvt), Ltd. (“PK Tech”) became listed on the Karachi Stock Exchange in Pakistan. The Initial Public Offering (“IPO”) sold 9,982,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 28.13%. Net proceeds of the IPO were $4,890,224. As a result of the IPO, the Company is required to show the minority interest of the subsidiary on the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended June 30, 2006, the subsidiary had net income of $1,450,892, of which $500,965 was recorded against the minority interest. The balance of the minority interest at June 30, 2006 was $500,965.

Talk Trainers (Private) Limited (“Talk Trainers”) - NetSol Omni

In February 2006, the Company purchased for $60,012 50.1% of the outstanding shares in Talk Trainers (Private) Limited, (“Talk Trainers”), a Pakistan corporation which provides educational, professional courses, training and Human Resource services to the corporate sector. The major stockholder of Talk Trainers was Mr. Ayub Ghuari, brother to the executive officers of the Company, and therefore the acquisition was recorded at historical cost as the entities are under common control. As the effects of this transaction are immaterial to the Company overall, no pro forma information is provided. During the quarter ended June 30, 2006, Talk Trainers changed their name to NetSol Omni.

For the year ended June 30, 2006, the subsidiary had a net income of $16,663, of which $8,315 was recorded against the minority interest. The balance of the minority interest at June 30, 2006 was $7,959.

NOTE 16 - GAIN ON SETTLEMENT OF DEBT

During the year ended June 30, 2006, the Company entered into agreements with several vendors whereby the vendors agreed to accept as payment in full amounts less than the invoiced amount. As a result of these settlements, the Company recorded a net gain on settlement of debt of $8,294.

During the year ended June 30, 2005, the Company recorded the following transactions:

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

In December 2004, the Company reached an agreement with Cowler to pay the balance owing on the loan in one lump-sum payment (see Note 8). Cowler agreed to accept £52,000 or $103,371 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $21,148.

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

In April 2005, the Company reached an agreement with Herbert Smith to pay the balance owing on the loan in one lump-sum payment (see Note 8). Smith agreed to accept $135,000 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $33,321.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2005, the Company reached an agreement with a former vendor to settle amounts owing. The vendor agreed to accept $3,000 as payment in full. As a result, the Company recorded a gain on forgiveness of debt of $1,958.

In May 2005, the Company issued shares of its common stock as payment for two notes payable and accrued interest (see note 11). As a result, the Company recorded a net loss on forgiveness of debt of $1,675.

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

The initial purchase price was £3,576,335 or $6,730,382, of which one-half was due at closing payable in cash and stock and the other half is due when the audited March 31, 2006 financial statements are completed. On the closing date, $1.7 million was paid and 681,965 shares were issued to the shareholders of CQ, valued at $1,676,795 at an average share price of $2.46 (see note 11) was recorded. In addition, the agreement called for the accumulated retained earnings amounting to £423,711 or $801,915 of CQ Systems as of the closing date to be paid to the shareholders in cash and stock. In April 2005, the additional cash of £350,000 or $662,410 was paid and 77,503 shares of the Company’s common stock valued at $139,505 were issued. The total amount paid at closing was $4,178,710.

In accordance with SFAS 141, the Company had recognized the lesser of the maximum amount of the contingent consideration based on earnings or the excess of the fair market value of assets acquired over the purchase price as a deferred liability. The deferred liability balance at June 30, 2005 was $313,397. The purchase price was allocated as follows:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation:
Purchase Price	$7,532,297
Less contingent consideration	(3,353,587)
Net purchase price	$4,178,710

Net tangible assets	$984,420
Intangible Assets:
Product License	2,190,807
Customer Lists	1,316,880
Deferred liability	(313,397)
Net purchase price	$4,178,710

In June 2006, the final installment for the purchase of CQ Systems was determined based on the audited revenues for the twelve month period ending March 31, 2006. Based on the earn-out formula in the purchase agreement, £2,087,071 or $3,785,210 was due in cash and stock. On June 12, 2006, 884,535 shares of the Company’s restricted common stock were issued to the shareholders of CQ Systems. In July 2006, the cash portion of $1,936,530 plus $31,810 of interest was paid to the shareholders. As a result of the final payment the Company recorded an addition of $3,471,813 to goodwill.

The following is the proforma financial information of the Company assuming the transaction had been consummated at the beginning of the fiscal year ended June 30, 2005:

For the year
Ended June 30,
2005
(Unaudited)
Statement of Operations:
Revenues	$15,910,061
Cost of Sales	6,684,419
Gross Profit	9,225,642

Operating Expenses	7,974,393
Income (loss) from operations	1,251,249

Other income and (expenses)	(337,346)
Income (loss) before minority interest	913,903
Minority interest in subsidiary	(111,073)
Net Income (loss)	$802,830

Earnings Per Share:
Basic	$0.07
Diluted	$0.05

NOTE 18 - ACQUISITION OF McCUE SYSTEMS

On May 6, 2006, the Company entered into an agreement to acquire 100% of the issued and outstanding stock of with McCue Systems, Inc. (“McCue”), a California corporation. The acquisition closed on June 30, 2006. As a

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result, the assets and liabilities of McCue as of June 30, 2006 have been shown in these consolidated financial statements.

According to the terms of the Share Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of McCue from McCue’s current shareholders, whose identity is set forth in the Share Purchase Agreement (the “McCue Shareholders”) at the completion date in exchange for a purchase price consisting of: a) 50% of McCue’s total gross revenue for the audited twelve month period ending December 31, 2005 after an adjustment for any revenue occurring outside of the company’s ordinary scope of operations as defined by US GAAP multiplied by 1.5 payable: (i) 50% in shares of restricted common stock of the Company at the 30 day volume weighted average price (“VWAP) for each of the 30 trading days prior to the execution date of this agreement or at the VWAP for each of the 30 trading days prior to November 30, 2005 whichever is the greater VWAP; and, (ii) 50% in cash; b) 25% of McCue’s total gross revenue for the twelve months ending December 31, 2006 multiplied by 1.5 payable, at the Company’s discretion: (i) wholly in cash; or (ii) on the same basis and on the same terms as the initial payment provided that under no circumstances shall the total number of shares of common stock issued to the McCue Shareholders exceed 19% of the issued and outstanding shares of common stock, less treasury shares, of the Company at May 6, 2006; and c) 25% of McCue’s total gross revenue for the twelve months ending December 31, 2007 multiplied by 1.5 payable, at the Company’s discretion: (i) wholly in cash; or (ii) on the same basis and on the same terms as the initial payment provided that under no circumstances shall the total number of shares of common stock issued to the McCue Shareholders exceed 19% of the issued and outstanding shares of common stock, less treasury shares, of the Company at May 6, 2006.

The initial purchase price was estimated at $8,471,455 of which one-half was due at closing payable in cash and stock. The other half is due in two installments over the next two years based on revenues after the audited December 31, 2006 and 2007 financial statements are completed. On the closing date, $2,117,864 payable and 958,213 shares to be issued valued at $1,628,979, adjusted for the market value at closing, were recorded. The cash was paid on July 5, 2006 and the shares were also issued in July 2006. The total amount recorded at closing was $3,746,843.

The purchase price was allocated as follows:

Purchase Price Allocation:
Purchase Price	$8,471,455
Less contingent consideration	(4,235,727)
Adjustment for valuation of shares to market at closing	$(488,885)
Net purchase price	$3,746,843

Net tangible assets	$80,245
Intangible Assets:
Product License	127,510
Customer Lists	2,143,837
Goodwill	1,395,251
Net purchase price	$3,746,843

The following is the proforma financial information of the Company assuming the transaction had been consummated at the beginning of the fiscal years ended June 30, 2006 and 2005:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years
	Ended June 30,
	2006	2005
	(Unaudited)
Statement of Operations:
Revenues	$24,537,975	$16,853,333
Cost of Sales	11,547,697	7,063,482
Gross Profit	12,990,278	9,789,851

Operating Expenses	13,393,543	9,911,339
Income (loss) from operations	(403,265)	(121,488)

Other income and (expenses)	(242,300)	(284,236)
Income (loss) before minority interest	(645,565)	(405,724)
Minority interest in subsidiary	(954,120)	(111,073)
Net Income (loss)	$(1,599,685)	$(516,797)

Earnings Per Share:
Basic	$(0.11)	$(0.04)
Diluted	$(0.11)	$(0.04)

NOTE 19 - SUBSEQUENT EVENTS

On July 5, 2006, the cash payment of $1,968,339 due to the CQ Shareholders for the final payment of the acquisition was made.

On July 5, 2006, the cash payment of $2,117,864 due to the McCue shareholder for the initial payment of the acquisition was made. Also in July 2006, the 958,213 shares of the Company’s restricted common stock valued at $1,628,978 due to the McCue shareholders was issued.

On July 3, 2006, the payment due to Maxim for the McCue acquisition fees of $447,351 was paid.

On September 1, 2006, an officer of the Company loaned $165,000 to the Company for its immediate short-term cash needs in the corporate office. The loan has a maturity date of three months and is interest free. The terms of the loan were approved by the Company’s board of directors.