Form 10QSB
period 2006-09-30
NETSOL TECHNOLOGIES INC
filed 2006-11-14
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes ☒ No ☐

The issuer had 17,647,396 shares of its $.001 par value Common Stock issued and outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format (check one)

Yes ☐  No ☒

Page-1

NETSOL TECHNOLOGIES, INC.

(a) Exhibits
(b) Reports on Form 8-K

Page-2

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$3,822,420
Accounts receivable, net of allowance for doubtful accounts of $106,090	6,356,012
Revenues in excess of billings	5,103,259
Other current assets	2,666,324
Total current assets		17,948,015
Property and equipment, net of accumulated depreciation		6,411,173
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	5,615,521
Customer lists, net	2,948,387
Goodwill	6,092,906
Total intangibles		14,656,814
Total assets		$39,016,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,422,167
Current portion of notes and obligations under capitalized leases	698,701
Other payables - acquisitions	60,637
Billings in excess of revenues	1,085,816
Due to officers	231,955
Loans payable, bank	988,957
Total current liabilities		7,488,233
Obligations under capitalized leases, less current maturities		164,947
Convertible notes payable - net		4,203,460
Total liabilities		11,856,640
Minority interest		1,874,319

Commitments and contingencies		-

Stockholders' equity:
Common stock, $.001 par value; 45,000,000 share authorized;
17,618,289 issued and outstanding	17,618
Additional paid-in-capital	59,517,012
Treasury stock	(10,194)
Accumulated deficit	(32,968,005)
Stock subscription receivable	(1,041,750)
Common stock to be issued	263,512
Other comprehensive loss	(493,150)
Total stockholders' equity		25,285,043
Total liabilities and stockholders' equity		$39,016,002

See accompanying notes to these unaudited consolidated financial statements.

Page-3

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2006	2005
Revenues:
Licence fees	$1,578,412	$462,478
Maintenance fees	1,294,964	525,915
Services	2,989,184	3,481,592
Total revenues	5,862,560	4,469,985
Cost of revenues:
Salaries and consultants	1,902,812	1,141,534
Travel and entertainment	339,676	165,599
Communication	42,065	23,804
Depreciation and amortization	162,518	122,668
Other	364,489	213,745
Total cost of sales	2,811,560	1,667,350
Gross profit	3,051,000	2,802,635
Operating expenses:
Selling and marketing	351,802	318,864
Depreciation and amortization	488,643	552,531
Bad debt expense	65,808	-
Salaries and wages	1,050,106	536,376
Professional services, including non-cash compensation	278,005	139,111
General and adminstrative	975,843	583,547
Total operating expenses	3,210,207	2,130,429
Income (loss) from operations	(159,207)	672,206
Other income and (expenses)
Gain (loss) on sale of assets	(12,280)	391
Beneficial conversion feature	-	(6,569)
Fair market value of warrants issued	-	(9,489)
Amortization of debt discount and capitalized cost of debt	(734,659)	-
Gain on forgiveness of debt	-	3,641
Interest expense	(249,790)	(79,023)
Interest income	90,746	84,412
Other income and (expenses)	69,323	(32,503)
Income taxes	(52,824)	(62,108)
Total other expenses	(889,484)	(101,248)
Net income (loss) before minority interest in subsidiary	(1,048,691)	570,958
Minority interest in subsidiary	(247,273)	(367,213)
Net income (loss)	(1,295,964)	203,745
Other comprehensive loss
Translation adjustment	(73,490)	(120,820)
Comprehensive income (loss)	$(1,369,454)	$82,925

Net income (loss) per share
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01
Weighted average number of shares outstanding
Basic	17,046,715	13,897,883
Diluted	17,046,715	14,246,614

See accompanying notes to these unaudited consolidated financial statements.

Page-4

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(1,295,964)	$203,745
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	651,161	644,733
Bad debt expense	65,808	-
Gain on settlement of debt	-	(3,641)
(Gain) loss on sale of assets	12,280	(391)
Minority interest in subsidiary	247,273	367,213
Stock issued for services	30,600	60,856
Fair market value of warrants and stock options granted		9,489
Beneficial conversion feature	-	6,569
Amortization of debt discount and capitalized cost of debt	734,659	-
Changes in operating assets and liabilities:
Increase in assets:
Accounts receivable	(250,489)	(123,256)
Other current assets	(354,871)	(1,731,193)
Decrease in liabilities:
Accounts payable and accrued expenses	(520,473)	(540,968)
Other payable - acquisition	(4,025,567)	-
Net cash used in operating activities	(4,705,583)	(1,106,844)
Cash flows from investing activities:
Purchases of property and equipment	(238,323)	(817,676)
Sales of property and equipment	24,553	91,046
Purchases of certificates of deposit	-	(2,282,097)
Proceeds from sale of certificates of deposit	1,739,851	-
Increase in intangible assets	(585,631)	(211,844)
Net cash provided by (used in) investing activities	940,450	(3,220,571)
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	288,062
Capital contributed from sale of subsidiary stock	-	4,031,001
Reduction in restricted cash	4,533,555	-
Proceeds from loans from officers	165,000	-
Proceeds from convertible notes payable & interest	167,489	-
Payments on capital lease obligations & loans - net	237,702	91,236
Net cash provided by financing activities	5,103,746	4,410,299
Effect of exchange rate changes in cash	(9,961)	14,543
Net increase in cash and cash equivalents	1,328,652	97,427
Cash and cash equivalents, beginning of period	2,493,768	1,371,727
Cash and cash equivalents, end of period	$3,822,420	$1,469,154

See accompanying notes to the unaudited consolidated financial statements.

Page-5

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$70,013	$57,398
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accrued expenses and payables	$15,000	$-
Stock issued for intangible assets	$137,360	$-
Common stock issued for conversion of convertible debenture	$-	$50,000
Common stock issued for acquisition of subsidiary	$1,582,328	$-

See accompanying notes to the unaudited consolidated financial statements.

Page-6

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile finance and leasing, banking and financial services industries worldwide. The Company also provides system integration, consulting, IT products and services in exchange for fees from customers.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2006. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, McCue Systems, Inc. (“McCue”), NetSol Technologies Limited (“UK”), NetSol-Abraxas Australia Pty Ltd. (“Abraxas”), NetSol-CQ Limited (“CQ”), and its majority-owned subsidiaries, NetSol Technologies (Pvt), Ltd.(“PK Tech”), NetSol Connect (Pvt), Ltd. (now, NetSol Akhter Pvt. Ltd.) (“Connect”), TIG-NetSol (Pvt) Limited (“TIG”), and NetSol Omni (Private) Limited (“Omni”). All material inter-company accounts have been eliminated in consolidation.

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

Page-7

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

NOTE 4 - EARNINGS/(LOSS) PER SHARE:

“Earnings per share” is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Page-8

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended September 30, 2006	Net Income	Shares	Per Share
Basic earnings (loss) per share:	$(1,295,964)	17,046,715	$(0.08)
Net income available to common shareholders
Effect of dilutive securities *
Stock options
Warrants
Diluted earnings per share	$(1,295,964)	17,046,715	$(0.08)

For the three months ended September 30, 2005	Net Income	Shares	Per Share
Basic earnings per share:	$203,745	13,897,883	$0.01
Net income available to common shareholders
Effect of dilutive securities
Stock options		347,064
Warrants		1,667
Diluted earnings per share	$203,745	14,246,614	$0.01

* As there is a loss, these securities are anti-dilutive. The basic and diluted earnings per share is the same for the three months ended September 30, 2006

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd., and NetSol-CQ Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol Connect PVT, Ltd., NetSol Omni, and NetSol-TiG use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary McCue Systems, Inc., use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $493,150 at September 30, 2006 are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the three months ended September 30, 2006 and 2005, comprehensive loss in the consolidated statements of operations included translation loss of $73,490 and $120,820, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2006:

Prepaid Expenses	$1,392,772
Advance Income Tax	131,196
Employee Advances	105,595
Security Deposits	105,239
Other Receivables	252,231
Other Assets	101,788
Debt issuance costs	577,503
Total	$2,666,324

Page-9

NOTE 7 - DEBTS

NOTES PAYABLE

Notes payable as of September 30, 2006 consist of the following:

	Balance at	Current	Long-Term
Name	9/30/06	Maturities	Maturities
D&O Insurance	$18,892	$18,892	$-
Professional Liability Insurance	-	-	-
Noon Group	528,582	528,582	-
Subsidiary Capital Leases	151,227	151,227	-

	$698,701	$698,701	$-

In June 2002, the Company signed a settlement agreement with a former employee for payment of past services rendered. The Company agreed to pay the employee a total of $75,000. The agreement called for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2006 was $16,300. In July 2006, the full amount of $16,300 plus $2,934 of interest was paid on this debt.

In January 2006, the Company renewed its directors and officers’ liability insurance for which the annual premium is $185,000. In January 2006, the Company arranged financing with AFCO Credit Corporation with a down payment of $19,007 with the balance to be paid in nine monthly installments of $19,007 each. The balance owing as of September 30, 2006 was $18,892.

In February 2005, the Company received a loan from Noon Group in the amount of $500,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. In March, 2006, the note was extended for another year. During the quarter ended September 30, 2006, $12,288 of accrued interest was recorded for this loan. Total accrued interest added to the loan at September 30, 2006 was $28,582.

In addition, the various subsidiaries had current maturities of capital leases of $151,227 as of September 30, 2006.

BANK NOTE

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has one loan with a bank, secured by the Company’s assets. The note consists of the following as of September 30, 2006:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	9%	$988,957

Total			$988,957

OTHER PAYABLE - ACQUISITION

CQ System

In June 2006, the final installment for the purchase of CQ Systems was determined based on the audited revenues for the twelve month period ending March 31, 2006. Based on the earn-out formula in the purchase agreement, £2,087,071 or $3,785,210 was due in cash and stock. On June 12, 2006, 884,535 shares of the Company’s restricted common stock were issued to the former shareholders of CQ Systems. As of June 30, 2006, a payable to former CQ Systems shareholders consisting of the cash portion of $1,936,530 and an interest expense of $31,810 for a total of $1,968,340 was shown as “Other Payable - Acquisition” in the consolidated financial statements. In July 2006, the cash was paid to the former shareholders.

Page-10

McCue Systems

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 14). As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock was shown as “Shares to Be Issued” as of June 30, 2006. During the quarter ended September 30, 2006, $2,057,227 of the cash portion of was paid to the McCue shareholders leaving a balance to be paid of $60,637. This represents the few remaining McCue shareholders that have not been located as of this date. In July 2006 the stock was issued.

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. One of the officers has deferred the increase in his wages. During the quarter ended September 30, 2006, $18,750 of accrued wages was added to the balance due to officers and $41,102 was remitted to one officer against the amounts owing to him. In addition, one subsidiary had $33,745 due to an officer of the subsidiary.

On September 1, 2006, an officer of the Company loaned $165,000 to the Company for its immediate short-term cash needs in the corporate office. The loan has a maturity date of three months and is interest free. The terms of the loan were approved by the Company’s board of directors.

The balance of due to officers as of September 30, 2006 was $231,955.

NOTE 8 - STOCKHOLDERS’ EQUITY:

EQUITY TRANSACTIONS

Private Placements

In August 2004, the Company sold 190,476 shares of the Company’s common stock for $200,000 in a private placement. As of June 30, 2006, $128,000 had been received and a total of 87,143 shares were issued to the purchaser. During the quarter ended September 30, 2006, 34,762 shares were issued on amounts previously received. The remaining balance of $72,000 or 68,571 shares are shown as “Shares to Be Issued” on the accompanying financial statements.

Services

In October 2005, the Company entered into an agreement with a vendor whereby the Company agreed to issue $2,500 worth of stock per month as payment for services rendered. The stock is to be issued after the end of each quarter. The Company issued 3,841 shares of its common stock during the quarter ended September 30, 2006 and recorded 4,334 shares of common stock valued at $7,500 to “Stock to Be Issued” under this agreement as of September 30, 2006.

In July 2005, the Board of Directors and officers were granted the right to receive shares of the Company’s common stock if certain conditions were met during their 2005 - 2006 term of office. These conditions were met and a total of 15,000 restricted Rule 144 common shares were issued in August 2006. The shares were valued at the fair market value at the date of grant of $23,100 or $1.54 per share.

Business Combinations:

In June 2006, the Company completed the acquisition of McCue Systems, Inc. (see Note 14). As part of this agreement, the Company issued 930,781 shares of its restricted common stock valued at $1,582,328 to the shareholders of McCue Systems.

Options and Warrants Exercised

During the quarter ended September 30, 2006, the Company issued 470,000 shares of its common stock for the exercise of options valued at $757,500. Of this, $742,500 was recorded as “Stock Subscription Receivable” and $15,000 was a cashless exercise whereby the exercise price was applied against amounts owed by the Company to a Director. In addition, 3,030 shares of the Company’s common stock valued at $5,000 was issued against payments made in the previous quarter and was recorded as a reduction in “Shares to Be Issued.”

Page-11

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

During the quarter ended September 30, 2006, issued a total of $742,500 of new receivables. The balance at September 30, 2006 was $1,041,750.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of September 30, 2006:

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value

Options:
Outstanding and exercisable, June 30, 2006	8,585,500	$0.75 to $5.00	$269,125
Granted	-
Exercised	(470,000)	$0.75 to $1.75
Expired	-
Outstanding and exercisable, September 30, 2006	8,115,500	$0.75 to $5.00	$415,775

Warrants:
Outstanding and exercisable, June 30, 2006	2,598,937	$1.75 to $5.00	$13,333
Granted	-
Exercised	-
Expired	-
Outstanding and exercisable, September 30, 2006	2,598,937	$1.65 to $5.00	$50,667

Options:

There were no options granted or vested during the quarter ended September 30, 2006.

During the quarter ended September 30, 2005, a total of 320,000 options were granted to employees of the company and are fully vested and expire ten years from the date of grant unless the employee terminates employment, in which case the options expire within 30 days of their termination. The exercise price of the options ranges from $1.75 to $2.89. No expense was recorded for these options.

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the quarter ended September 30, 2006 includes compensation expense for all stock-based compensation awards vested during the quarter ended September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the quarter ended September 30, 2006.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The pro forma expense to recognize during the quarter ended September 30, 2005 is as follows:

Page-12

2005
Net income (loss) - as reported	$203,745
Stock-based employee compensation expense,
included in reported net loss, net of tax	-

Total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(388,750)

Pro forma net loss	$(185,005)

Earnings per share:
Basic, as reported	0.01
Diluted, as reported	0.01

Basic, pro forma	(0.01)
Diluted, pro forma	(0.01)

Pro forma information using the Black-Scholes method at the date of grant was based on the following assumptions:

Risk-free interest rate	3.25%
Expected life	10 years
Expected volatility	54% - 57%
Dividend yield	0%

Impact of adoption of SFAS No. 123-R in the quarter ended September 30, 2006

There was no stock compensation expense measured in accordance with SFAS No. 123-R since there were no options granted or vested during the quarter ended September 30, 2006.

Methods of estimating fair value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of stock options is determined using the Black-Scholes model.

Under SFAS No. 123-R, the company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Warrants:

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

Page-13

NOTE 9 - INTANGIBLE ASSETS:

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, customer lists and goodwill. The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill has been evaluated in accordance with SFAS No. 142.

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

Product licenses and customer lists were comprised of the following as of September 30, 2006:

	Product Licenses	Customer Lists	Total
Intangible asset - June 30, 2006	$10,920,327	$5,438,594	$16,358,921
Additions	691,711	12,500	704,211
Effect of translation adjustment	38,100	-	38,100
Accumulated amortization	(6,034,617)	(2,502,707)	(8,537,324)
Net balance - March 31, 2006	$5,615,521	$2,948,387	$8,563,908

Amortization expense:
Quarter ended September 30, 2006	$236,678	$173,661	$410,339
Quarter ended September 30, 2005	$345,754	$157,155	$502,909

The above amortization expense includes amounts in “Cost of Goods Sold” for capitalized software development costs of $21,454 and $18,875 for the quarters ended September 30, 2006 and 2005, respectively.

At September 30, 2006 and 2005, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $3,097,446 and $1,572,675, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $60,814 and $27,755 for the quarters ended September 30, 2006 and 2005, respectively.

Amortization expense of intangible assets over the next five years is as follows:

Page-14

	FISCAL YEAR ENDING
Asset	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11	TOTAL
Product Licences	$911,592	$908,217	$781,478	$437,822	$169,500	$3,208,609
Customer Lists	694,644	694,644	694,644	541,008	323,448	2,948,388

	$1,606,236	$1,602,861	$1,476,122	$978,830	$492,948	$6,156,997

There were no impairments of the goodwill asset in the periods ended September 30, 2006 and 2005.

NOTE 10 - SEGMENT INFORMATION

The Company has identified three global regions or segments for its products and services. The following table presents a summary of operating information and certain year-end balance sheet information for the three months ended September 30:

	2006	2005
Revenues from unaffiliated customers:
North America	$1,303,026	$-
Europe	1,488,335	1,644,683
Asia - Pacific	3,071,199	2,825,302
Consolidated	$5,862,560	$4,469,985

Operating income (loss):
North America	$(736,509)	$(913,708)
Europe	(136,113)	313,066
Asia - Pacific	713,415	1,272,848
Consolidated	$(159,207)	$672,206

Identifiable assets:
North America	$14,363,555	$5,839,916
Europe	5,026,237	3,345,735
Asia - Pacific	19,626,210	16,453,817
Consolidated	$39,016,002	$25,639,468

Depreciation and amortization:
North America	$384,965	$482,991
Europe	57,691	33,609
Asia - Pacific	208,505	128,133
Consolidated	$651,161	$644,733

Capital expenditures:
North America	$6,795	$-
Europe	31,840	60,634
Asia - Pacific	199,688	757,042
Consolidated	$238,323	$817,676

NOTE 11 - MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries. The balance of the minority interest as of September 30, 2006 was as follows:

Page-15

SUBSIDIARY	MIN INT %	MIN INT BALANCE AT 9/30/06

Connect	49.90%	$266,863
NetSol-TiG	49.90%	913,634
PK Tech	28.13%	689,656
Omni	49.90%	4,166

Total		$1,874,319

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

As of June 30, 2006, a total of $751,356 had been transferred to Connect, of which $410,781 was from Akhter and a total of $40,000 cash was distributed to each partner as a return of capital. During the quarter ended September 30, 2006 an additional $20,000 was distributed as a return of capital.

For the quarters ended September 30, 2006 and 2005, the subsidiary had net loss of $68,563 and net income of $51,538, respectively, of which ($34,213) and $25,717 respectively, was recorded against the minority interest. The balance of the minority interest at September 30, 2006 was $266,863.

NetSol-TiG:

In December 2004, NetSol forged a strategic relationship with a UK based public company TIG Plc. A Joint Venture was signed by the two companies to create a new company, TiG NetSol Pvt Ltd. (“NetSol-TiG”), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The agreement anticipates TiG’s technology business to be outsourced to NetSol’s offshore development facility.

During year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the subsidiary began operations during the quarter ended March 31, 2005.

For the quarters ended September 30, 2006 and 2005, the subsidiary had net income of $193,563 and $240,166, of which $96,588 and $119,843 was recorded against the minority interest, respectively. The balance of the minority interest at September 30, 2006 was $913,634.

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

For the quarters ended September 30, 2006 and 2005, the subsidiary had net income of $670,781 and $952,384, of which $188,691 and $221,653 was recorded against the minority interest. The balance of the minority interest at September 30, 2006 was $689,656.

Page-16

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

For the quarter ended September 30, 2006, the subsidiary had a net loss of $7,600, of which ($3,792) was recorded against the minority interest. The balance of the minority interest at September 30, 2006 was $4,167.

NOTE 12 - CONVERTIBLE DEBENTURE

On March 24, 2004, the Company entered into an agreement with several investors to acquire Series A Convertible Debentures (the “Bridge Loan”) whereby a total of $1,200,000 in debentures were procured through Maxim Group, LLC. The Company received a net of $1,049,946 after placement expenses. In addition, the beneficial conversion feature of the debenture was valued at $252,257. The Company had recorded this as a contra-account against the loan balance and amortized the beneficial conversion feature over the life of the loan.

Under the terms of the Bridge Loan agreements, and supplements thereto, the debentures bore an interest at the rate of 10% per annum, payable on a quarterly basis in common stock or cash at the election of the Company. The maturity date was 24 months from the date of signing, or March 26, 2006. Pursuant to the terms of a supplemental agreement dated May 5, 2004 between NetSol and the debenture holders, the conversion rate was set at one share for each $1.86 of principal.

In addition, each debenture holder was entitled to receive at the time of conversion warrants equal to one-half of the total number of shares issued. The total number of warrants that may be granted was 322,582. The warrants expire in five years and have an exercise price of $3.30 per share. The fair value of the warrants was calculated and recorded using the Black-Scholes method at the time of granting, when the debenture was converted. During the three months ended September 30, 2005, one debenture holder converted its note into common stock. As part of the conversion, warrants to purchase a total of 13,441 common shares were issued to the note holder. The warrants were valued using the fair value method at $9,489 and was recorded as an expense in the accompanying consolidated financial statements for the three months ended September 30, 2005.

NOTE 13 - CONVERTIBLE NOTE PAYABLE

On June 15, 2006, the Company entered into an agreement with 5 accredited investors whereby the Company issued 5 convertible notes payable for an aggregate principal value of $5,500,000. These notes bear interest at the rate of 12% per annum and are due in full one year from the issuance date or on June 15, 2007 (the “Financing”).  The Convertible Notes may immediately convert into shares of common stock of the Company at the conversion value (initially set at one share per $1.65 of principal dollar) to the extent that such conversion does not violate Nasdaq Market Place rules.  Due to the limitation rule, none of the note is convertible as of September 30, 2006. Upon the approval of the stockholders, to the extent not already converted into common shares, the Convertible Notes Payable will immediately convert into shares of Preferred Stock. On October 18, 2006, the shareholders approved the shares and on October 30, 2006 the notes were converted into 5,500 shares of Preferred Stock. During the quarter ended September 30, 2006, $167,489 of interest was accrued. As of September 30, 2006, a total of $194,989 in accrued interest had been recorded on the notes and was added to the principle of the notes.

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

As part of the agreement, the investors received warrants to purchase 1,666,668 shares of the Company’s common stock. The warrants have an exercise price of $2.00 and expire in five years. These warrants were valued using the Black-Scholes model at $2,108,335 and have been capitalized as a contra-account against the note balance in these consolidated financial statements. These costs are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common or preferred stock. During the quarter ended September 30, 2006, $530,834 of these costs were amortized and recorded as “amortization of debt discount” in the accompanying consolidated financial statements. As of September 30, 2006, the balance was $1,491,529.

Page-17

The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate	6.00%
Expected life	5 years
Expected volatility	100%
Dividend yield	0%

The net balance of the notes at September 30, 2006 was $4,203,460.

In connection with this financing the Company paid $474,500 in cash for placement agent fees and legal fees. These costs were capitalized and are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common or preferred stock. During the quarter ended September 30, 2006, $118,625 of these costs were amortized and recorded as amortization of capitalized cost of debt in the accompanying consolidated financial statements.

As part of the financing, warrants to purchase 266,666 shares of the Company’s common stock were issued to the placement agent as part of their fee. The warrants have an exercise price of $1.65 and expire in two years. These warrants were valued using the Black-Scholes model at $340,799 and have been capitalized in these consolidated financial statements. These costs are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common or preferred stock. During the quarter ended September 30, 2006, $85,200 of these costs were amortized and recorded as amortization of capitalized cost of debt in the accompanying consolidated financial statements.

The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate	6.00%
Expected life	2 years
Expected volatility	100%
Dividend yield	0%

NOTE 14 - ACQUISITION OF McCUE SYSTEMS

On May 6, 2006, the Company entered into an agreement to acquire 100% of the issued and outstanding stock of with McCue Systems, Inc. (“McCue”), a California corporation. The acquisition closed on June 30, 2006. The initial purchase price was estimated at $8,471,455 of which one-half was due at closing payable in cash and stock. The other half is due in two installments over the next two years based on revenues after the audited December 31, 2006 and 2007 financial statements are completed. On the closing date, $2,117,864 payable and 958,213 shares to be issued valued at $1,628,979, adjusted for the market value at closing, were recorded. In July 2006, $2,057,227 in cash was paid and 930,781 of the shares were issued.

The following is the proforma financial information of the Company for the three months ended September 30, 2005 assuming the transaction had been consummated at the beginning of the fiscal year ended June 30, 2006:

Page-18

For the three
months ended
Sept. 30, 2005
(Unaudited)
Statement of operations:
Revenues	$6,147,069
Cost of sales	2,484,437
Gross profit	3,662,632

Operating expenses	2,718,707
Income from operations	943,925

Other expenses	(90,137)
Income before minority interest	853,788
Minority interest in subsidiary	(367,213)
Net income	$486,575

Earnings per share:
Basic	$0.04
Diluted	$0.03

NOTE 15 - SUBSEQUENT EVENTS

On October 18, 2006, a special meeting of the Company’s shareholders was held to approve, amongst other issuances, the shares to be issued to the investors underlying the convertible note and, upon conversion, the preferred shares. On October 30, 2006, the convertible notes payable were converted into 5,500 shares of the Company’s Series A 7% Cumulative Convertible Preferred stock. (See note 13). On October 20, 2006, a registration statement on form S-3 was filed to register these shares.

Page-19

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2006.

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

INTRODUCTION

NetSol Technologies, Inc. (F/K/A NetSol International, Inc. "NetSol" or the "Company") is an end-to-end information technology ("IT") and business consulting services provider for the lease and finance, banking and financial services industries. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use IT more efficiently in order to improve their operations and profitability and to achieve business results. The Company’s focus has remained the lease and finance, banking and financial services industries. The Company operates on a global basis with locations in China, Europe, East Asia and the U.S. By utilizing its worldwide resources, the Company believes it has been able to deliver high quality, cost-effective IT products and IT services. The Company’s subsidiary, NetSol Technologies Ltd. ("NetSol PK") develops the majority of the software for the Company. NetSol PK was the first software company in Pakistan in 1998 to achieve the ISO 9001 accreditation and was again the first software company in Pakistan to obtain Carnegie Mellon’s Software Engineering Institute (“SEI”) Capable Maturity Model (“CMM”) Level 4 assessment in 2004 and CMMI Level 5 now in 2006. The two recent acquisitions, of CQ Systems in the United Kingdom and McCue Systems, in the United States, add an onshore development capacity. The capacity and capability of these locations provide the Company with contingency development centers in the event of any unforeseen crises at the Lahore facility. Currently about 30% of the Company's software development takes place in these locations while 70% takes place at the Lahore technology campus.

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

The Company is divided into two groups, the Global Product Group and the Global Services Group; and three regions: North America, Europe and Asia Pacific. The North American Region is headed by John McCue, Chief Executive Officer of the Company’s newly acquired subsidiary, McCue Systems, Inc. based in Burlingame, California. McCue has 35 years of experience in developing business solutions for the equipment and vehicle leasing industry as a provider of lease/loan portfolio management software for banks, leasing companies and manufacturers. Its flagship product, LeasePak, simplifies lease/loan administration and asset management by accurately tracking leases, loans and equipment from origination through end-of-term and disposition. The LeasePak brand is recognized in the US and Canadian marketplace and is configured to handle the unique tax and regulation requirements of North America. LeasePak is complementary to NetSol’s LeaseSoft offering and its geographic specificity complements LeaseSoft in regions in which LeaseSoft does not currently have coverage or domain support knowledge.

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

The European Region is headed by former NetSol Chief Executive Officer, Naeem Ghauri. The European region will continue to capitalize on the 2005 acquisition of CQ Systems Ltd. (now NetSol-CQ). As a result of this acquisition, NetSol has access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol plans to leverage NetSol-CQ’s knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe. NetSol-CQ’s strong sales and marketing capability would further help NetSol gain immediate recognition and positioning for the LeaseSoft suite of products. In November 2005, CQ was re-branded as NetSol-CQ and was launched into the UK market with new branding and logo. This was part of a global strategy to have consistency in our marketing collateral across the globe. All NetSol-CQ products have been re-branded as LeaseSoft and the Enterprise product would now be known as LeaseSoft Asset.

NetSol has already initiated an active plan to gradually move some of the software production activities at NetSol-CQ to its offshore development center in Lahore. This phase of the transition plan has been completed whereby a dedicated team of software engineers and testers have been trained on the NetSol-CQ product suite and most of the quality assurance, documentation and some of the NetSol-CQ products core software development activities have been transitioned to Lahore. While it is expected that a gradual reduction in costs on a like for like basis at NetSol-CQ will occur, the expected growth in Netsol-CQ Systems business over the next eighteen months, would result in higher level of cost efficiencies for using the Lahore offshore facility for software development and quality assurance.

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

Finally, the Asia Pacific Region is headed by former President of NetSol and current Chief Executive Officer of NetSol Technologies, Ltd. (the Company’s Pakistan subsidiary), Salim Ghauri. The Asian continent, Australia and New Zealand, from the perspective of LeaseSoft marketing, are targeted by NetSol Technologies from its Lahore subsidiary and its offices in Beijing, China. NetSol (Pvt) Ltd. has continued to grow its service contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them focused solely on software development and engineering. This year, NetSol has gone a step further by providing both consultancy services to organizations so as to improve their quality of operations and services and, wining strategically important assignments with the E-Governance domains for organizations of national significance in Pakistan including, but not limited to, the Prime Minister’s office and the lower and upper houses of Parliament. These clients include private as well as public sector enterprises. In response, NetSol Pakistan has created a new division known as NDD - NetSol Defense Division in Islamabad. This division is headed by a retired IT focused Brigadier General and designed to create new contracts from Pakistan Ministry of Defense. There is a sizable budget allocated by the government of Pakistan to automate and use new technologies and systems. NetSol is in a sound position to win these high ticketed projects. This department includes 12 key personnel who have made some major progress in building new alliances and collaborations. They expect to see the results of these efforts in the next few quarters.

PLAN OF OPERATIONS

The change of senior management on Oct 1, 2006 resulted in the creation of three new geographic regions. The division of the Company into regions is designed for better accountability, ownership and results. The regions are comprised of North America, Europe and Asia Pacific. This restructuring is designed to provide better visibility and direction to NetSol's global operation.

NetSol also restructured the global business in two groups: Global Products and Global Services. This is a major change to provide much more focused ownership, visibility, pipeline and targeted results. The plan is to create very strong sales and marketing organizations which will work with our key resources spread out across many countries generating stronger and better coordinated results.

Management has set the following new goals for NetSol for the next 12 months:

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

•	Expand the outsourcing model of TIG JV and tap in the biggest markets in the North America and Europe by replicating the success of NetSol TIG.
•	Continued integration of NetSol-CQ and McCue Systems. Migrate work load gradually from CQ and McCue to NetSol Pakistan which will eventually improve gross margins and productivity per employee.

Top Line Growth through Investment in organic marketing activities:

The Company has created the new position of Global Marketing Vice President. This position, based in the U.S. office, centralizes all branding, market positioning and image building through a delineated hierarchy. This new Vice President, Mr. Andrew Lea, is to interact and coordinate all global marketing activities for NetSol combined with McCue and NetSol-CQ to ultimately create a 'one look and done' theme to the NetSol image and company. NetSol marketing activities will continue to:

•	Expand the marketing and distribution of regional products solutions in four continents: North America, Europe, Asia Pacific and Africa.
•	Expand and deepen relationships with key customers in the US, Europe and Asia Pacific by offering enhanced product offerings.
•	Product Positioning through alliances and partnership.
•	Capitalize on NetSol McCue and NetSol-CQ affiliations with ELA (Equipment Leasing Association of N.A) and European leasing forums.
•	Induct some very well known corporate leaders as consultants (2-3) in the US to tap into some new verticals and major new customer base.
•	Joint Ventures and new alliances.
•	Direct Marketing of Services.
•	Explore new diversified opportunities in the areas of Business process Outsourcing.
•	Hold frequent users group meetings in North America and Asia Pacific and customers road shows to attract bigger value new contracts.

Funding and Investor Relations:

•	Adequately capitalize NetSol to face challenges and opportunities presented through the most economical means and vehicles creating further stability and sustainability.
•	Aggressive marketing campaign on Wall Street to get the story of NetSol known to retail, institutions, micro cap funds and analysts.
•	Attract long term institutional investors and partners both in the US and in Asia.
•	Infuse new capital from potential exercise of outstanding investors’ warrants and employees’ options for business development and enhancement of infrastructures.
•	Continuing to efficiently and prudently manage cash flow and budgets.
•	Expose NetSol to various small cap and technology investors’ forum across North America.
•	Pursue a revised marketing, investor relations, and public relations strategy in 2007 to create stronger valuations and broad based market exposure.

Improving the Bottom Line:

•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale
•	Continue to review costs at every level to consolidate and enhance operating efficiencies.
•	Grow process automation and leverage the best practices of CMMI level 5.
•
Create 3 new geographic regions: North America, Europe and Asia Pacific to leverage the infrastructure and resources and to drive direct ownership based on revenue and the bottom line. Also break the company’s business in two business groups: Global Product Group and Global Services Group.

•	More local empowerment and P&L Ownership in each Country Office.
•	Improve productivity at the development facility and business development activities.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Senior management compensation not to change at least through fiscal year 2007.
•	Initiated steps to consolidate some of the new lines of services businesses to improve bottom line.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the fiscal years ended June 30, 2006 and 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2006 as compared to the Quarter Ended September 30, 2005:

Net revenues for the quarter ended September 30, 2006 were $5,862,560 as compared to $4,469,985 for the quarter ended September 30, 2005. Net revenues are broken out among the subsidiaries as follows:

	2006	2005
North America:
Netsol USA	$-	$-
McCue	1,303,026	-
	1,303,026	-
Europe:
Netsol UK	2,476	238,672
Netsol - CQ	1,485,859	1,406,011
	1,488,335	1,644,683
Asia - Pacific:
Netsol Tech	2,256,819	2,139,537
Netsol Connect	206,753	252,337
Netsol-TiG	505,334	345,705
Netsol - Omni	18,145	-
Netsol-Abraxas Australia	84,148	87,723
	3,071,199	2,825,302
Total Net Revenues	$5,862,560	$4,469,985

This reflects an increase of $1,392,575 or 31% in the current quarter as compared to the quarter ended September 30, 2005. The increase is attributable mostly to growth in services business, a full quarter of revenues attributed by the newly acquired McCue Systems in the USA, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new business divisions were formed the latter part of last year in Lahore. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million). This is now expected to occur in within the next two quarters.

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts over 20 plus captive auto manufacturers globally at an advance stage of closing or decision making.

NetSol made a significant move by acquiring the US based software company, McCue Systems Ltd., in June 2006. The acquisition of McCue Systems has provided NetSol a very strong and seasoned management team with a mature, profitable, business with business in the United States.

The Company added a few major new customers such as DaimlerChrysler in China, Japan, and New Zealand and Toyota Leasing Thailand and China. In addition, many new customers were added in Pakistan in both the public and private sectors. In addition, McCue Systems added Hyundai Motor Financial.

NetSol’s global frame agreement with DaimlerChrysler Services (“DCS”) qualifies NetSol as a preferred vendor to DCS in 40 plus countries where DCS operates. As a direct result of the successful implementations of some of our current systems with DaimlerChrysler and the signing of the global frame agreement, we are noticing a significant increase in demand for LeaseSoft. Although the sales cycle for LeaseSoft is rather long, we are experiencing a 100% increase in product demonstration, evaluation and assessment by blue chip companies in the UK, Australia, Japan, Europe, North America and Pakistan. In fiscal year 2005, NetSol raised the pricing of its LeaseSoft licenses significantly due primarily to a surge in demand.

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

The gross profit was $3,051,000 in the quarter ending September 30, 2006 as compared with $2,802,635 for the same quarter of the previous year for an increase of $248,365. The gross profit percentage for the quarter decreased approximately 11% to 54% from 63% in the quarter ended September 30, 2005. The cost of sales was $2,811,560 in the current quarter compared to $1,667,350 in the prior quarter ended September 30, 2005. This is mainly due to the additional costs added from the acquisition of McCue Systems.

Operating expenses were $3,210,207 for the quarter ending September 30, 2006 as compared to $2,130,429, for the corresponding period last year. The increase is mainly attributable to increased selling and marketing activities, additional employees and an increase in overall activities due to our increased marketing efforts and the additional costs added from the acquisition of McCue Systems. Depreciation and amortization expense amounted to $488,643 and $552,531 for the quarter ended September 30, 2006 and 2005, respectively, reflecting the intangible assets purchased from the CQ Systems acquisition in February 2005 and the McCue acquisition in June 2006; as well as some of the intangibles fully amortized as of June 30, 2006. Combined salaries and wage costs were $1,050,106 and $536,376 for the comparable periods, respectively, or an increase of $513,730 from the corresponding period last year. As a percentage of sales, these costs only increased 6% to 18% from 12%. The addition of the new subsidiary, McCue Systems, as well as an increase in development, sales and administration employees, resulted in the increase. Approximately 100 new employees were added throughout the Company during the last fiscal year. General and administrative expenses were $975,843 and $583,547 for the quarters ended September 30, 2006 and 2005, respectively, an increase of $392,296 or 67%. As a percentage of sales, these expenses were 16.65% in the current quarter compared to 13.05% in the comparable quarter. This increase is due to the addition of the new subsidiary, McCue Systems, three new sales offices in Pakistan, the sales office in China, increased board fees, increased travel and other expenses that supporting a large workforce entails.

Selling and marketing expenses were $351,802 and $318,864, in the quarter ended September 30, 2006 and 2005, respectively, reflecting the growing sales activity of the Company. Professional services expense increased to $278,005 in the quarter ended September 30, 2006, from $139,111 in the corresponding period last year.

Loss from operations was $159,207 compared to income of $672,206 for the quarters ended September 30, 2006 and 2005, respectively. This represents a decrease of $831,413 for the quarter compared with the comparable period in the prior year.

Net loss was $1,295,964 compared to net income of $203,745 for the quarters ended September 30, 2006 and 2005, respectively. This is a decrease of $1,499,709 compared to the prior year. The current fiscal quarter amount includes a net reduction of $247,273 compared to $367,213 in the prior period for the 49.9% minority interest in NetSol Connect, NetSol-TiG, and NetSol-Omni owned by another party, and the 28.13% minority interest in NetSol PK. During the current quarter, the Company also recognized an expense of $0 compared to $6,569 for the beneficial conversion feature on convertible debentures, an expense of $0 compared to $9,489 for the fair market value of warrants issued. In addition, in the current quarter, the Company recognized $734,659 of amortized costs of debt. Interest expense was $249,790 in the current quarter as compared to $79,023 in the comparable period. This is primarily due to the interest due on the convertible notes payable. Net loss per share, basic and diluted, was $0.08 as compared to net income per share, basic and diluted of $0.01 for the quarters ended September 30, 2006 and 2005.

The net EBITDA loss was $342,188 compared to income of $1,020,075 after amortization and depreciation charges of $651,162 and $675,199, income taxes of $52,824 and $62,108, and interest expense of $249,790 and $79,023, respectively. Although the net EBITDA income is a non-GAAP measure of performance we are providing it for the benefit of our investors and shareholders to assist them in their decision-making process. With the addition of the non-cash charge for the amortized costs of debt of $616,034 the adjusted income would be $273,846 for the quarter ended September 30,2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $3,822,420 at September 30, 2006 compared to $1,469,154 at September 30, 2005.

Net cash used for operating activities amounted to $4,705,583 for the quarter ended September 30, 2006, as compared to $1,106,844 for the comparable period last fiscal year. The decrease is mainly due to a decrease in prepaid expenses, other assets, accounts payable and the other payable - acquisitions.

Net cash provided by investing activities amounted to $940,449 for the quarter ended September 30, 2006, as compared to used $3,220,571 for the comparable period last fiscal year. The Company had net purchases of property and equipment of $213,770 compared to $726,630 for the comparable period last fiscal year.

Net cash provided by financing activities amounted to $5,103,746 and $4,410,299 for the quarters ended September 30, 2006, and 2005, respectively. The quarter ended September 30, 2005 included the cash inflow of $0 compared to $288,062 from the exercising of stock options and warrants. In the current fiscal period, the Company had net proceeds on loans and capital leases of $237,702 as compared to net proceeds of $91,236 in the comparable period last year and received $165,000 in loans from officers during the current fiscal quarter. In addition, in the prior year, the Company received net proceeds of $4,031,001 from the sale of a subsidiary’s common stock in an IPO on the Karachi Stock Exchange.

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

Management expects to continue to improve its cash position in the current and future quarters due to the new business signed up in the last quarter. In addition, the Company anticipates additional exercises of employee stock options in the current and subsequent quarters. The Company has consistently improved its cash position in last four quarters through employees’ exercise of options, the IPO of the Pakistani subsidiary, private placements, and the signing of new business. We anticipate this trend to continue in the current and future quarters, further improving the cash resources and liquidity position. Management is committed to implementing the growth business strategy that was ratified by the board of directors in July 2005. The company would continue to inject new capital towards expansion, grow sales and marketing and further enhancement of delivery capabilities.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

•	The second payment of McCue Systems would be due based on the formula of ‘earn out’. This could be in the range of $1.0MN to $2.0MN in cash and common stock;
•	Notes payable and related interest for approximately $528,500
•	Interest payable on convertible notes and debentures of approximately $350,000
•	Dividend payable on preferred stock of approximately $355,000
•	Working capital of $1.0 million for UK business expansion, new business development activities and infrastructure enhancements.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities.

In July 2006, we issued 930,781 shares of common stock to the former shareholders of McCue Systems, Inc as the part of the consideration due to such shareholders as part of the acquisition of the shares of McCue Systems, Inc. which closed on June 30, 2006. The issuance was made in reliance on an exemption from registration available under rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”).

In July 2006, we issued a total of 15,000 shares to 3 directors of the Company as compensation for board service during the July 2005 to June 2006 period. Two of these directors are accredited U.S. residents and the issuance to them was made in reliance on an exemption from registration under Section 4(2) of the Act. One of the directors is an accredited non-U.S. resident and the issuance to him was made in reliance on an exemption from registration available under Regulation S of the Act.

In July 2006, we issued 3,841 shares to a consultant of the Company as compensation for service rendered. The issuance to this consultant was made in reliance on an exemption from registration under Section 4(2) of the Act.

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

Reports on Form 8-K.

a) On July 5, 2006, NetSol Technologies, Inc. filed a current report on form 8-K stating that it had completed effective June 30, 2006, the acquisition of McCue Systems, Inc.

b) On July 24, 20065, NetSol Technologies, Inc. filed an amendment to the current report on form 8-K filed on July 5, 2006 to include the required financial information for McCue Systems, Inc. and pro forma information for the Company.

c) On September 11, 2006, NetSol Technologies, Inc. filed a current report on form 8-K reporting its financial guidance for the year ended June 30, 2007

d) On September 25, 2006, NetSol Technologies filed a current report on form 8-K reporting that it had issued a press release announcing its results of operations for the period ending June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: November 14, 2006	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Tina Gilger
TINA GILGER
Chief Financial Officer