Form 10QSB
period 2006-12-31
NETSOL TECHNOLOGIES INC
filed 2007-02-13
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Yes ☒     No ☐

The issuer had 18,137,682 shares of its $.001 par value Common Stock issued and outstanding as of February 8, 2007.

Transitional Small Business Disclosure Format (check one)

Yes ☐     No ☒

NETSOL TECHNOLOGIES, INC.

Page2

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — DECEMBER 31, 2006
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$2,707,147
Accounts receivable, net of allowance for doubtful accounts of $106,090	8,305,346
Revenues in excess of billings	6,492,027
Other current assets	2,107,134
Total current assets		19,611,654
Property and equipment, net of accumulated depreciation		6,368,104
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	5,794,466
Customer lists, net	2,774,727
Goodwill	6,092,906
Total intangibles		14,662,099
Total assets		$40,641,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,095,034
Current portion of notes and obligations under capitalized leases	712,816
Other payables - acquisitions	58,451
Billings in excess of revenues	1,290,255
Due to officers	400,533
Dividend to preferred stockholders payable	65,598
Loans payable, bank	1,229,911
Total current liabilities		8,852,598
Obligations under capitalized leases, less current maturities		219,014
Total liabilities		9,071,612
Minority interest		2,432,891
Commitments and contingencies		-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
5,500 issued and outstanding	5,500,000
Common stock, $.001 par value; 45,000,000 shares authorized;
17,973,801 issued and outstanding	17,974
Additional paid-in-capital	62,280,151
Treasury stock	(10,194)
Accumulated deficit	(37,686,216)
Stock subscription receivable	(944,750)
Common stock to be issued	278,270
Other comprehensive loss	(297,881)
Total stockholders' equity		29,137,354
Total liabilities and stockholders' equity		$40,641,857

See accompanying notes to these unaudited consolidated financial statements.

Page3

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods		For the Six Month Periods
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Revenues:
Licence fees	$2,718,795	$1,699,760	$4,297,207	$2,162,238
Maintenance fees	1,359,239	561,318	2,654,203	1,087,233
Services	3,149,087	2,263,295	6,138,271	5,744,887
Total revenues	7,227,121	4,524,373	13,089,681	8,994,358
Cost of revenues
Salaries and consultants	2,441,724	1,345,283	4,373,797	2,486,817
Travel	432,344	94,138	748,027	239,970
Communication	38,935	28,705	81,000	52,509
Depreciation and amortization	188,726	154,985	351,244	277,653
Other	484,254	353,923	932,343	587,435
Total cost of revenues	3,585,983	1,977,034	6,486,411	3,644,384
Gross profit	3,641,138	2,547,339	6,603,270	5,349,974
Operating expenses:
Selling and marketing	579,941	412,570	931,743	731,434
Depreciation and amortization	489,004	564,855	968,867	1,117,386
Bad debt expense	51,690	7,728	117,498	7,728
Salaries and wages	1,183,184	552,714	2,271,451	1,089,090
Professional services, including non-cash compensation	236,562	115,188	497,432	254,299
General and adminstrative	725,679	619,455	1,572,285	1,190,546
Total operating expenses	3,266,060	2,272,510	6,359,276	4,390,483
Income from operations	375,078	274,829	243,994	959,491
Other income and (expenses):
Gain (loss) on sale of assets	(58)	4,219	(12,338)	4,610
Beneficial conversion feature	(2,208,334)	(5,192)	(2,208,334)	(11,761)
Amortization of debt discount and capitalized cost of debt	(2,069,033)	-	(2,803,691)	-
Liquidation damages	(133,833)	-	(133,833)	-
Fair market value of warrants issued	-	-	-	(9,489)
Gain on forgiveness of debt	-	3,335	-	6,976
Interest expense	(211,615)	(86,862)	(461,406)	(165,885)
Interest income	128,303	94,629	219,049	179,041
Other income and (expenses)	39,192	(22,142)	80,392	(54,645)
Income taxes	(13,741)	7,751	(66,565)	(66,811)
Total other expenses	(4,469,119)	(4,262)	(5,386,726)	(117,964)
Net income (loss) before minority interest in subsidiary	(4,094,041)	270,567	(5,142,732)	841,527
Minority interest in subsidiary	(558,571)	(145,532)	(805,845)	(512,745)
Net income (loss)	(4,652,612)	125,035	(5,948,577)	328,782
Dividend required for preferred stockholders	(65,598)	-	(65,598)	-
Net income (loss) applicable to common shareholders	(4,718,210)	125,035	(6,014,175)	328,782
Other comprehensive gain:
Translation adjustment	195,269	437,660	121,779	316,840
Comprehensive income (loss)	$(4,522,941)	$562,695	$(5,892,396)	$645,622

Net income (loss) per share:
Basic	$(0.27)	$0.01	$(0.34)	$0.02
Diluted	$(0.27)	$0.01	$(0.34)	$0.02
Weighted average number of shares outstanding
Basic	17,514,634	14,064,968	17,280,675	13,981,426
Diluted	17,514,634	14,444,665	17,280,675	14,361,123

See accompanying notes to these unaudited consolidated financial statements.

Page4

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(6,014,175)	$328,782
Adjustments to reconcile net income (loss) applicable to common shareholder to net cash used in operating activities:
Depreciation and amortization	1,320,111	1,334,476
Bad debt expense	117,498	7,728
Gain on settlement of debt	-	(6,976)
(Gain) loss on sale of assets	12,338	(4,610)
Minority interest in subsidiary	805,845	512,745
Stock issued for services	41,380	126,334
Stock issued for convertible note payable interest	311,868	-
Fair market value of warrants and stock options granted	-	9,489
Beneficial conversion feature	2,208,334	11,761
Amortization of debt discount and capitalized cost of debt	2,803,691	-
Changes in operating assets and liabilities:
(Increase) in assets:
Accounts receivable	(2,141,889)	(1,774,513)
Other current assets	(1,501,990)	(1,937,157)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	419,886	679,111
Payment for acquisition	(4,027,753)	-
Net cash used in operating activities	(5,644,856)	(712,830)
Cash flows from investing activities:
Purchases of property and equipment	(417,833)	(1,466,505)
Sales of property and equipment	131,775	109,483
Net (purchases) proceeds of certificates of deposit	1,739,581	(1,296,272)
Increase in intangible assets	(935,439)	(454,228)
Net cash provided by (used in) investing activities	518,084	(3,107,522)
Cash flows from financing activities:
Dividend to preferred shareholders payable	65,598	-
Proceeds from sale of common stock	-	-
Proceeds from the exercise of stock options	219,223	384,062
Capital contributed from sale of subsidiary stock	-	4,031,001
Reduction in restricted cash	4,533,555	(206,900)
Proceeds from loans from officers	165,000	-
Capital lease obligations & loans (net)	390,128	91,541
Net cash provided by financing activities	5,373,504	4,299,704
Effect of exchange rate changes in cash	(33,353)	33,494
Net increase in cash and cash equivalents	213,379	512,846
Cash and cash equivalents, beginning of period	2,493,768	1,371,727
Cash and cash equivalents, end of period	$2,707,147	$1,884,573

See accompanying notes to these unaudited consolidated financial statements.

Page5

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$269,340	$123,581
Taxes	$-	$12,454

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$203,186	$-
Common stock issued for conversion of convertible debenture	$-	$50,000
Common stock issued for settlement of debt	$-	$-
Common stock issued for payment of note payable and related interest	$339,368	$71,018

Preferred stock issued for conversion of convertible note payable	$5,500,000	$-

See accompanying notes to these unaudited consolidated financial statements.

Page6

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management is still in the process of determining the effect of SFAS No. 155 on the consolidated financial position or results of operations of the Company.

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

Page7

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management is still in the process of determining the effect of the statement on the consolidated financial position.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

Page8

NOTE 4 - EARNINGS/(LOSS) PER SHARE:

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the six months ended December 31, 2006	Net Income	Shares	Per Share
Basic earnings per share:
Net income (loss)	$(5,948,577)	17,280,675	$(0.34)
Effect of dilutive securities *
Stock options		-
Warrants		-
Diluted earnings per share	$(5,948,577)	17,280,675	$(0.34)

For the six months ended December 31, 2005	Net Income	Shares	Per Share
Basic earnings per share:
Net income available to common shareholders	$328,782	13,981,426	$0.02
Effect of dilutive securities
Stock options		563,292
Warrants		2,169
Diluted earnings per share	$328,782	14,546,887	$0.02

* As there is a loss, these securities are anti-dilutive. The basic and diluted earnings per share is the same for the six months ended December 31, 2006

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd., and NetSol-CQ Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol Connect PVT, Ltd., NetSol Omni, and NetSol-TiG use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary McCue Systems, Inc., use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses amounted to $297,881 at December 31, 2006 and are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the six months ended December 31, 2006 and 2005, comprehensive income in the consolidated statements of operation included translation income of $121,779 and $316,840, respectively.

Page9

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2006:

Prepaid Expenses	$1,367,297
Advance Income Tax	146,915
Employee Advances	188,789
Security Deposits	96,957
Other Receivables	257,420
Other Assets	49,756

Total	$2,107,134

NOTE 7- INTANGIBLE ASSETS:

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

Product licenses and customer lists were comprised of the following as of December 31, 2006:

	Product Licenses	Customer Lists	Total
Intangible asset - June 30, 2006	$10,920,327	$5,438,594	$16,358,921
Additions	1,048,112	12,500	1,060,612
Effect of translation adjustment	90,818	-	90,818
Accumulated amortization	(6,264,791)	(2,676,367)	(8,941,158)
Net balance - December 31, 2006	$5,794,466	$2,774,727	$8,569,193

Amortization expense:
Six months ended Dec. 31, 2006	$457,628	$347,322	$804,950
Six months ended Dec. 31, 2005	$661,360	$314,310	$975,670
Page10

The above amortization expense includes amounts in “Cost of Revenues” for capitalized software development costs of $42,846 and $25,362 for the six months ended December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $3,452,255 and $1,968,081, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $105,900 and $55,475 for the six months ended December 31, 2006 and 2005, respectively.

Amortization expense of intangible assets over the next five years is as follows:

FISCAL YEAR ENDING
Asset	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	TOTAL
Product Licences	$917,589	$898,751	$763,338	$302,777	$141,604	$3,024,059
Customer Lists	694,644	694,644	694,644	475,164	215,631	2,774,727

	$1,612,233	$1,593,395	$1,457,982	$777,941	$357,235	$5,798,786

There were no impairments of the goodwill asset in the six months ended December 31, 2006 and 2005.

NOTE 8 - DEBTS

NOTES PAYABLE

Notes payable as of December 31, 2006 consist of the following:

	Balance at	Current	Long-Term
Name	12/31/06	Maturities	Maturities
Professional Liability Insurance	$4,990	$4,990	$-
Noon Group	540,870	540,870	-
Subsidiary Capital Leases	166,956	166,956	-

	$712,816	$712,816	$-

In June 2002, the Company signed a settlement agreement with a former employee for payment of past services rendered. The Company agreed to pay the employee a total of $75,000. The agreement called for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2006 was $16,300. In July 2006, the full amount of $16,300 plus $2,934 of interest was paid on this debt.

In January 2006, the Company renewed its directors and officers’ liability insurance for which the annual premium is $185,000. In January 2006, the Company arranged financing with AFCO Credit Corporation with a down payment of $19,007 with the balance to be paid in nine monthly installments of $19,007 each. The balance owing as of December 31, 2006 was $0.

In February 2005, the Company received a loan from Noon Group in the amount of $500,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. In March, 2006, the note was extended for another year. During the six months ended December 31, 2006, $24,576 of accrued interest was recorded for this loan. Total accrued interest added to the loan at December 31, 2006 was $40,870.

In addition, the various subsidiaries had current maturities of capital leases of $166,956 as of December 31, 2006.

Page11

BANK NOTE

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has one loan with a bank, secured by the Company’s assets. This note consists of the following as of December 31, 2006:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	9%	$1,229,911

Total			$1,229,911

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

McCue Systems

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 14). As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock was shown as “Shares to Be Issued” as of June 30, 2006. During the six months ended December 31, 2006, $2,059,413 of the cash portion of was paid to the McCue shareholders leaving a balance to be paid of $58,451. This represents the few remaining McCue shareholders that have not been located as of this date. In July 2006 the stock was issued.

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. One of the officers has deferred the increase in his wages. During the six months ended December 31, 2006, $37,500 of accrued wages was added to the balance due to officers and $41,102 was remitted to one officer against the amounts owing to him. In addition, the board of directors authorized a bonus in the amount of $50,000 each to the three founding officers for recognition of past service and the growth in the Company. In addition, one subsidiary had $33,573 due to an officer of the subsidiary.

On September 1, 2006, an officer of the Company loaned $165,000 to the Company for its immediate short-term cash needs in the corporate office. The loan has a maturity date of three months and is interest free. The terms of the loan were approved by the Company’s board of directors.

The balance of due to officers as of December 31, 2006 was $400,533.

NOTE 9 - DIVIDEND PAYABLE - PREFERRED SHAREHOLDERS

On October 30, 2006, the convertible notes payable (see note 11) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The dividend is to be paid quarterly, either in cash or stock at the Company’s election. The dividend due for the quarter ended December 31, 2006 was $65,598 and is reflected in these consolidated financial statements.

Page12

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

NOTE 11 - CONVERTIBLE NOTE PAYABLE

On June 15, 2006, the Company entered into an agreement with 5 accredited investors whereby the Company issued 5 convertible notes payable for an aggregate principal value of $5,500,000. These notes had an interest at the rate of 12% per annum and were due in full one year from the issuance date or on June 15, 2007 (the “Financing”).  The Convertible Notes could immediately convert into shares of common stock of the Company at the conversion value (initially set at one share per $1.65 of principal dollar) to the extent that such conversion does not violate Nasdaq Market Place rules.  Upon the approval of the stockholders, to the extent not already converted into common shares, the Convertible Notes Payable will immediately convert into shares of Preferred Stock. On October 18, 2006, the shareholders approved the shares and on October 30, 2006 the notes were converted into 5,500 shares of Series A 7% Cumulative Preferred Stock (see note 12). During the six months ended December 31, 2006, $223,667 of interest was accrued. As of October 30, 2006, a total of $251,167 in accrued interest had been recorded on the notes. On December 13, 2006, the note holders agreed to accept shares of the Company’s common stock in payment of the interest owed to them. In addition, the note holders required the Company to issue a total of 60,000 shares of the Company’s common stock valued at $88,201 as a premium to receive payment in shares rather than cash. This amount is included in “interest expense” in the accompanying consolidated financial statements.

The beneficial conversion feature expense based on the net value of the loan after reducing the proceeds by the value of the warrants issued was $2,208,334.

The common stock shares issued under this financing agreement, including warrants, are to be registered within 120 days after closing (or October 19, 2006). If the Company does not meet the registration requirement, the Company shall pay in cash as liquidated damages for such failure and not as a penalty to each Holder an amount equal to one percent (1%) of such Holder's Purchase Price paid by such Holder pursuant to the Purchase Agreement for each thirty (30) day period until the applicable Event has been cured. The registration statement was not effective until January 19, 2007. As of December 31, 2006, the Company accrued $133,833 as liquidation damages due and the amount is included in “Accrued Liabilities” in the accompanying consolidated financial statements.

As part of the agreement, the investors received warrants to purchase 1,666,668 shares of the Company’s common stock. The warrants have an exercise price of $2.00 and expire in five years. These warrants were valued using the Black-Scholes model at $2,108,335 and have been capitalized as a contra-account against the note balance in these consolidated financial statements. These costs are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common or preferred stock. As the loans were converted on October 30, 2006, the balance of $2,022,363 was amortized and recorded as “amortization of debt discount” in the accompanying consolidated financial statements.

The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate	6.00%
Expected life	5 years
Expected volatility	100%
Dividend yield	0%

Page13

In connection with this financing the Company paid $474,500 in cash for placement agent fees and legal fees. These costs were capitalized and are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common or preferred stock. As the loans were converted on October 30, 2006, the balance of $454,729 of these costs were amortized and recorded as “amortization of capitalized cost of debt” in the accompanying consolidated financial statements.

As part of the financing, warrants to purchase 266,666 shares of the Company’s common stock were issued to the placement agent as part of their fee. The warrants have an exercise price of $1.65 and expire in two years. These warrants were valued using the Black-Scholes model at $340,799 and have been capitalized in these consolidated financial statements. These costs are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common or preferred stock. As the loans were converted on October 30, 2006, the balance of $326,599 of these costs were amortized and recorded as “amortization of capitalized cost of debt” in the accompanying consolidated financial statements.

The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate	6.00%
Expected life	2 years
Expected volatility	100%
Dividend yield	0%

NOTE 12 - STOCKHOLDERS’ EQUITY:

EQUITY TRANSACTIONS

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 11) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The preferred shares are valued at $1,000 per share or $5,500,000. The preferred shares are convertible into common stock at a rate of $1.65 per common share. The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333. As of December 31, 2006, none of the preferred shares had been converted into common stock. On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective.

The Series A Convertible Preferred Stock carries certain liquidation and preferential rights. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, before any distribution of assets of the Corporation can be made to or set apart for the holders of Common Stock, the holders of Convertible Preferred Stock shall be entitled to receive payment out of such assets of the Corporation in an amount equal to $1,000 per share of Convertible Preferred Stock then outstanding, plus any accumulated and unpaid dividends thereon (whether or not earned or declared) on the Convertible Preferred Stock. In addition, the Convertible Preferred Stock ranks senior to all classes and series of Common Stock and existing preferred stock and to each other class or series of preferred stock established hereafter by the Board of Directors of the Corporation, with respect to dividend rights, redemption rights, rights on liquidation, winding-up and dissolution and all other rights in any manner, whether voluntary or involuntary.
Private Placements

In August 2004, the Company sold 190,476 shares of the Company’s common stock for $200,000 in a private placement. As of June 30, 2006, $128,000 had been received and a total of 87,143 shares were issued to the purchaser. During the quarter ended September 30, 2006, 34,762 shares were issued on amounts previously received. The remaining balance of $72,000 or 68,571 shares are included in “Shares to Be Issued” on the accompanying financial statements.

Services

In October 2005, the Company entered into an agreement with a vendor whereby the Company agreed to issue $2,500 worth of stock per month as payment for services rendered. The stock is to be issued after the end of each quarter. The Company issued 8,175 shares of its common stock valued at $15,000 during the six months ended December 31, 2006 and recorded 3,942 shares of common stock valued at $6,250 to “Stock to Be Issued” under this agreement as of December 31, 2006. The agreement was terminated on December 15, 2006.

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

In January 2006, the Company entered into an agreement with two consultants whereby the Company agreed to issue shares of the Company’s restricted common stock for their services. During the six months ended December 31, 2006, the Company issued 74,326 shares of restricted common stock valued at $137,361 and recorded 48,402 shares of common stock valued at $65,827 to “Stock to Be Issued” under this agreement as of December 31, 2006.

Page14

In October 2006, the Company entered into an agreement with a consultant whereby the Company agreed to issue 25,000 shares of the Company’s restricted common stock at the signing of the agreement. The shares were valued at $36,250 or $1.45 per share.

Business Combinations:

In June 2006, the Company completed the acquisition of McCue Systems, Inc. (see Note 14). As part of this agreement, the Company issued 931,770 shares of its restricted common stock valued at $1,584,009 to the shareholders of McCue Systems.

Options and Warrants Exercised

During the six months ended December 31, 2006, the Company issued 490,000 shares of its common stock for the exercise of options valued at $790,500. Of this, $742,500 was recorded as “Stock Subscription Receivable” and $15,000 was a cashless exercise whereby the exercise price was applied against amounts owed by the Company to a Director. In addition, 3,030 shares of the Company’s common stock valued at $5,000 was issued against payments made in the previous quarter and was recorded as a reduction in “Shares to Be Issued.”

Payment of Interest

On December 13, 2006, the Company issued a total of 230,863 shares of the Company’s common stock valued at $339,137 or $1.47 per share to the convertible note holders as payment of the interest due to them (see note 11). This payment included 60,000 shares valued at $88,201 as premium shares to accept payment of the interest in the Company’s common stock rather than cash. These shares are to be registered.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

During the six months ended December 30, 2006, issued a total of $742,500 of new receivables and received payments of $97,000. The balance at December 31, 2006 was $944,750.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the six months ended December 31, 2006:

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2006	8,585,500	$0.75 to $5.00	$269,125
Granted	-
Exercised	(544,075)	$0.75 to $1.75
Expired	-
Outstanding and exercisable, December 31, 2006	8,041,425	$0.75 to $5.00	$73,875

Warrants:
Outstanding and exercisable, June 30, 2006	2,598,937	$1.75 to $5.00	$13,333
Granted	-
Exercised	-
Expired	-
Outstanding and exercisable, December 31, 2006	2,598,937	$1.65 to $5.00	$-
Page15

There were no options granted or vested during the six months ended December 31, 2006.

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

The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the six months ended December 31, 2006 includes compensation expense for all stock-based compensation awards vested during the six months ended December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the six months ended December 31, 2006.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The pro forma expense to recognize and adjusted net earnings per share for the six months ended December 31, 2005 is as follows:

12/31/2005
Net income - as reported	$328,782
Stock-based employee compensation expense,
included in reported net loss, net of tax	-

Total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(1,496,750)

Pro forma net loss	$(1,167,968)

Earnings per share:
Basic, as reported	0.02
Diluted, as reported	0.02

Basic, pro forma	(0.08)
Diluted, pro forma	(0.08)

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

Impact of adoption of SFAS No. 123-R for the six months ended December 31, 2006:

There was no stock compensation expense measured in accordance with SFAS No. 123-R since there were no options granted or vested during the six months ended December 31, 2006.

Methods of estimating fair value:

Page16

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

Warrants:

On October 11, 2006, the Company entered into an agreement with a consultant whereby the Company agreed to grant the consultant a total of 100,000 warrants with an exercise price of $1.85 and 100,000 warrants with an exercise price of $3.70. The warrants vest equally over the term of the agreement on a quarterly basis commencing on January 11, 2007 and vest only upon completion of the quarter’s service as earned. The warrants are exercisable until October 10, 2011. As of December 31, 2006, none of the warrants had vested and therefore, no expense was recorded.

During the six months ended December 31, 2005, one debenture holder converted their note into common stock. As part of the conversion, warrants to purchase a total of 13,441 common shares were issued to the note holder. The warrants expire in five years and have an exercise price of $3.30 per share. The warrants were valued using the fair value method at $9,489 or $0.71 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	3.25%
Expected life	5 years
Expected volatility	56%
Dividend yield	0%

Page17

NOTE 13 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the six months ended December 31:

	2006	2005
Revenues from unaffiliated customers:
North America	$2,352,580	$3,750
Europe	2,965,701	3,905,282
Asia - Pacific	7,771,400	5,085,326
Consolidated	$13,089,681	$8,994,358

Operating income (loss):
North America	$(1,961,374)	$(1,751,237)
Europe	(223,055)	1,129,632
Asia - Pacific	2,428,423	1,581,096
Consolidated	$243,994	$959,491

Identifiable assets:
North America	$13,408,591	$5,481,627
Europe	5,513,095	4,740,834
Asia - Pacific	21,720,171	17,071,638
Consolidated	$40,641,857	$27,294,099

Depreciation and amortization:
North America	$769,931	$964,522
Europe	116,616	72,232
Asia - Pacific	433,564	297,721
Consolidated	$1,320,111	$1,334,475

Capital expenditures:
North America	$9,898	$-
Europe	46,617	143,007
Asia - Pacific	429,483	1,323,498
Consolidated	$485,998	$1,466,505

NOTE 14 - MINORITY INTEREST IN SUBSIDIARY
The Company had minority interests in several of its subsidiaries. The balance of the minority interest as of December 31, 2006 was as follows:

SUBSIDIARY	MIN INT %	MIN INT BALANCE AT 12/31/06

PK Tech	28.13%	$1,098,675
NetSol-TiG	49.90%	1,066,773
Connect	49.90%	267,443
Omni	49.90%	-

Total		$2,432,891

Page18

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

For the six months ended December 31, 2006 and 2005, the subsidiary had net income of $2,124,813 and $843,706, of which $597,710 and $264,357 was recorded against the minority interest. The balance of the minority interest at December 31, 2006 was $1,098,675.

NetSol-TiG:

In December 2004, NetSol forged a strategic relationship with a UK based public company TIG Plc. A Joint Venture was signed by the two companies to create a new company, TiG NetSol Pvt Ltd. (“NetSol-TiG”), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The agreement anticipates TiG’s technology business to be outsourced to NetSol’s CMM Level 5 Center of Excellence offshore development facility.

During year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the subsidiary began operations during the quarter ended March 31, 2005.

For the six months ended December 31, 2006 and 2005, the subsidiary had net income of $500,455 and $444,219, of which $249,727 and $221,665 was recorded against the minority interest, respectively. The balance of the minority interest at December 31, 2006 was $1,066,773.

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

For the six months ended December 31, 2006 and 2005, the subsidiary had net loss of $67,401 and net income of $53,553, respectively, of which ($33,633) and $7,138 respectively, was recorded against the minority interest. The balance of the minority interest at December 31, 2006 was $267,443.

NetSol Omni

In February 2006, the Company purchased for $60,012 50.1% of the outstanding shares in Talk Trainers (Private) Limited, now known as NetSol Omni (“Omni”), a Pakistan corporation which provides educational, professional courses, training and Human Resource services to the corporate sector. The major stockholder of Omni was Mr. Ayub Ghuari, brother to the executive officers of the Company, and therefore the acquisition was recorded at historical cost as the entities are under common control. As the effects of this transaction are immaterial to the Company overall, no pro forma information is provided. During the quarter ended June 30, 2006, Talk Trainers changed their name to NetSol Omni.

For the six months ended December 31, 2006, the subsidiary had a net loss of $27,944, of which ($7,959) was recorded against the minority interest. The balance of the minority interest at December 31, 2006 was $0.

Page19

NOTE 15 - ACQUISITION OF McCUE SYSTEMS

On May 6, 2006, the Company entered into an agreement to acquire 100% of the issued and outstanding stock of with McCue Systems, Inc. (“McCue”), a California corporation. The acquisition closed on June 30, 2006. The initial purchase price was estimated at $8,471,455 of which one-half was due at closing payable in cash and stock. The other half is due in two installments over the next two years based on revenues after the audited December 31, 2006 and 2007 financial statements are completed. On the closing date, $2,117,864 payable and 958,213 shares to be issued valued at $1,628,979, adjusted for the market value at closing, was recorded. In July 2006, $2,057,227 in cash was paid and 930,781 of the shares were issued. In November 2006, an additional shareholder of McCue tendered their shares in exchange for 989 of the Company’s common shares and $2,186 cash (see note 12).

The following is the proforma financial information of the Company for the six months ended December 31, 2005 assuming the transaction had been consummated at the beginning of the fiscal year ended June 30, 2006:

For the six
months ended
Dec. 31, 2005
(Unaudited)
Statement of Operations:
Revenues	$12,368,907
Cost of Sales	4,918,978
Gross Profit	7,449,929

Operating Expenses	6,168,105
Income (loss) from operations	1,281,824

Other income and (expenses)	(74,490)
Income (loss) before minority interest	1,207,334
Minority interest in subsidiary	(512,745)
Net Income (loss)	$694,589

Earnings Per Share:
Basic	$0.05
Diluted	$0.04

NOTE 16- SUBSEQUENT EVENTS

In January 2007, the dividend payable to preferred shareholders was paid with 51,380 shares of the Company’s common stock.

Page20

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and six months ending December 31, 2006.

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

INTRODUCTION

NetSol Technologies, Inc. (“NetSol” or the “Company”) is an end-to-end information technology (“IT”) and business consulting services provider for the lease and finance, banking and financial services industries. Since it was founded in 1997, the Company has developed enterprise solutions that help clients use IT more efficiently in order to improve their operations and profitability and to achieve business results. The Company’s focus has remained the lease and finance, banking and financial services sectors. The Company operates on a global basis with locations in U.S., China, UK, Australia, Thailand, and Pakistan. By utilizing its worldwide resources, the Company believes it has been able to deliver high quality, cost-effective IT products and IT services. The Company’s subsidiary, NetSol Technologies Ltd. (“NetSol PK”) develops the majority of the software for the Company. NetSol PK was the first software company in Pakistan in 1998 to achieve the ISO 9001 accreditation and was again the first software company in Pakistan to obtain Carnegie Mellon’s Software Engineering Institute (“SEI”) Capable Maturity Model (“CMM”) Level 4 assessment in 2004 and CMMI Level 5 in 2006. The company has launched implementation of ISO 27001 (previously BS 7799) which is a gold standard and a set of best practices for Information Security Management.

The two recent acquisitions, of CQ Systems in the United Kingdom and McCue Systems, in the United States, add an onshore development capacity. The capacity and capability of these locations provide the Company with contingency development capability in the event of any unforeseen crises at the Lahore facility. So far, the Lahore development facility has operated smoothly without any interruption since 1996. Currently about 80% of the Company’s software development takes place in the Lahore technology campus with the remaining 20% in US and UK.

NetSol offers a broad spectrum of IT products and IT services which management believes deliver a high return on investment for its customers. NetSol PK has nearly perfected its delivery capabilities by continuously investing in maturing its software development and Quality Assurance (“QA”) processes. NetSol PK believes its key competitive advantage is its ability to build high quality enterprise applications using its offshore development facility in Lahore, Pakistan while also utilizing our facilities in Beijing, China. A major portion of NetSol’s revenues are derived from exports in general and LeaseSoft in particular. NetSol PK was recently awarded the highest “Export of IT Services” award in 2006 by the prime Minster of Pakistan. The use of the facility in Pakistan as the basis for software development, configuration and professional services represents a cost-effective and economical cost arbitrage model that is based on the globally acclaimed advantages of outsourcing and offshore development. In the areas of professional services, the Company is now changing its focus from just being a custom development facility to offering high-end services like systems integration and technology consulting services. NetSol management believes that the use of this model will only further benefit the Company in its penetration of US, European, developed and developing country markets.

The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers’ strategic objectives. Its service offerings include bespoke software development, software analysis and design, testing services, offshore as well as onsite quality assurance services, consultancy in quality engineering and process improvement including assistance in implementation of ISO and CMMI quality standards, business process reengineering, consultancy in Basel-II, business intelligence, information security, systems integration, system reengineering, maintenance and support of existing systems and project management.

Page21

The Company is divided into two groups, the Global Product Group and the Global Services Group; and three regions: North America, Europe and Asia Pacific. The North American Region is headed by John McCue as President, founder and Chief Executive Officer of the Company’s newly acquired subsidiary, McCue Systems, Inc. based in Burlingame, California. McCue has 35 years of experience in developing business solutions for the equipment and vehicle leasing industry as a provider of lease/loan portfolio management software for banks, leasing companies and manufacturers. Its flagship product, LeasePak, simplifies lease/loan administration and asset management by accurately tracking leases, loans and equipment from origination through end-of-term and disposition. The LeasePak brand is recognized in the US and Canadian marketplace and is configured to handle the unique tax and regulation requirements of North America. LeasePak is complementary to NetSol’s LeaseSoft offering and its geographic specificity complements LeaseSoft in regions in which LeaseSoft does not currently have coverage or domain support knowledge. In order to best leverage the cost arbitrage and enhance gross margins, NetSol US operation (after the McCue acquisition) has already begun training 15 developers and programmers in the Lahore development facility to reduce dependency in the high-cost base in Silicon Valley. The integration of both back end and front end of McCue with NetSol is on track and the Company expects to yield positive results by the end of fiscal year 2007.

McCue provides the leasing technology industry in the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. And for scalability, McCue offers the LeasePak Bronze, Silver and Gold Editions for systems and portfolios of virtually all sizes and complexities. McCue’s solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors, including Cisco, Hyundai, JP Morgan/Chase, KeyCorp Leasing, Bank of Tokyo Mitsubishi, La Salle National Bank, National City Capital Corp., ORIX, and Volkswagen Credit.

With common customers and common goals, we believe the acquisition of McCue provides a complimentary North American presence to our global offering of software and services to the lease and finance industry. Not only does this provide a U.S. base of operations and footprint for NetSol, but makes NetSol the only company focusing on the commercial and consumer lease/finance marketplace with actual live implementations within nearly every region of the globe, including, U.S., Canada, Europe, Asia-Pacific and the far-East. With McCue’s acquisition NetSol now has a regional solution to the biggest auto and commercial markets of North America.

The European Region is headed by former NetSol Chief Executive Officer, Naeem Ghauri. The European region will continue to capitalize on the 2005 acquisition of CQ Systems Ltd. (now NetSol-CQ). As a result of this acquisition, NetSol has access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol plans to leverage NetSol-CQ’s knowledge base and strong presence in the asset finance market to launch LeaseSoft in the UK and continental Europe. NetSol-CQ’s strong sales and marketing capability would further help NetSol gain immediate recognition and positioning for the LeaseSoft suite of products. In November 2005, CQ was re-branded as NetSol-CQ and was launched into the UK market with new branding and logo. This was part of a global strategy to have consistency in our marketing collateral across the globe. All NetSol-CQ products have been re-branded as LeaseSoft and the Enterprise product will now be known as LeaseSoft Asset.

The integration of CQ Systems with NetSol has been smooth and consistent with NetSol’s planned strategy. The Company in first phase has shifted at least 25% of its development to Lahore from the Horsham facility in 2006. The goal in 2007 is to enhance this to 50% during the full calendar year. We anticipate improved gross and net margins as we implement this strategy in 2007. This phase of the transition plan has been completed whereby a dedicated team of software engineers and testers have been trained on the NetSol-CQ product suite and most of the quality assurance, documentation and some of the NetSol-CQ products core software development activities have been transitioned to Lahore.

New products introduced in the last quarter including LeaseSoft Portal and LeaseSoft Evolve have been well received by the market. LeaseSoft Evolve targeted at small portfolio companies in the UK with 250 to 2,500 agreements was implemented in record time for Kennet Equipment Finance, the first Evolve customer. LeaseSoft Portal, a new technology Microsoft.Net development, received initial orders in excess of $1 MN for new front end and middle office projects and demand is increasing.

Page22

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

Finally, the Asia Pacific Region is headed by former President of NetSol and current Chief Executive Officer of NetSol Technologies, Ltd. (the Company’s Pakistan subsidiary), Salim Ghauri. The Asian continent, Australia and New Zealand, from the perspective of LeaseSoft marketing, are targeted by NetSol Technologies from its Lahore subsidiary, its offices in Australia and Beijing, China. NetSol PK has continued to grow its service contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them focused solely on software development and engineering.

This year, NetSol PK has gone a step further by providing both consultancy services to organizations so as to improve their quality of operations and services and, wining strategically important assignments with the E-Governance domains for organizations of national significance in Pakistan. These clients include private as well as public sector enterprises. In response, NetSol PK has created a new division known as NDD - NetSol Defense Division in Islamabad. There is a sizable budget allocated by the government of Pakistan to automate and use new technologies and systems. NetSol is in a sound position to win some of these high ticketed projects.

NetSol PK has entered into a major new development project at the provincial level to support the data entry and projects management of Land Revenue Systems. This is a very new opportunity that has been funded by Worldbank to reform land management system in Pakistan. NetSol is in a prime position to win potentially large-size contracts.

PLAN OF OPERATIONS

The change of senior management on Oct 1, 2006 resulted in the creation of three new geographic regions. The division of the Company into regions is designed for better accountability, ownership and results. The regions are comprised of North America, Europe and Asia Pacific. This restructuring is designed to provide better visibility and direction to NetSol’s global operation.

NetSol also restructured the global business in two groups: Global Products and Global Services. This is a major change to provide much more focused ownership, visibility, pipeline and targeted results. The plan is to create very strong sales and marketing organizations which will work with our key resources spread out across many countries generating stronger and better coordinated results.

Management has set the following new goals for NetSol for the next 12 months:

•	Fully integrate management, customers, and regional products of NetSol, NetSol-CQ, and McCue.
•	Launch IT services model in the US by leveraging the offshore low-cost development capabilities.
•	Expand product portfolio by enhancing current products and new releases to cater to wider global markets.
•	Enhance software design, engineering and service delivery capabilities by increasing investment in training.
•	Continue to invest in research and development in an amount between 7-10% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.
•	Recruit new sales personnel in US to grow the penetration in North American markets.
•	Aggressively penetrate the booming Chinese market and continue to exploit NetSol’s presence in China.
•	Migrate up to 50% of development costs of US and UK operations to Lahore.
•	Increase Capex, to enhance communications and development infrastructure. Roll out a second phase of construction of technology campus in Lahore to respond to a growth of new orders and customers.
•
Market aggressively on a regional basis the Company’s tri-product solutions by broader marketing efforts for LeaseSoft in Asia Pacific and untapped markets; aggressively grow LeasePak solutions in North America; and, further establish NetSol-CQ Enterprise solution in the European markets.

Page23

Top Line Growth through Investment in organic marketing activities. NetSol marketing activities will continue to:

•	Expand the marketing and distributions of regional products solutions in four continents: North America, Europe, Asia Pacific and Africa.
•	Expand relationships with all 40 customers in the US, Europe and Asia Pacific by offering enhanced product offerings.
•	Product positioning through alliances and partnership.
•	Capitalize on NetSol, McCue and NetSol-CQ affiliations with ELA (Equipment Leasing Association of N.A) and European leasing forums.
•	Become a leading IT company in APAC in asset-based applications and capitalize on the surge in demand of NetSol products.
•	Joint Ventures and new alliances.
•	Be a dominant IT solutions provider in Pakistan amidst of explosive growth in the economy and automation in private and public sectors.
•	Hold frequent users group meetings in North America and Asia Pacific and customers road shows to attract bigger value new contracts.

Funding and Investor Relations:

•	Retained a new IR and communications firm from New York to position NetSol as a strong IT company with unlimited growth and upside outlook.
•	Adequately capitalize NetSol to face challenges and opportunities presented through the most economical means and vehicles creating further stability and sustainability.
•	Focus each division level to achieve optimum profitability and efficiencies to reduce the need for new external capital other than to fund major new initiatives.
•	Aggressive marketing campaign on Wall Street to get the story of NetSol known to retail, institutions, micro cap funds and analysts.
•	Infuse new capital from potential exercise of outstanding investors’ warrants and employees’ options for business development and enhancement of infrastructures.
•	Continuing to efficiently and prudently manage cash flow and budgets. Subsidiaries will contribute to support the headquarters and corporate overheads.
•	Expose NetSol to various small cap and technology investors’ forum across North America.
•	Make every effort to enhance NetSol’s market capitalization in the US.

Improving the Bottom Line:

•	Grow topline, enhance gross profit margins to 60% by leveraging the low-cost development facility in Lahore.
•	Generate much higher revenues per developer and service group, enhance productivity and lower cost per employee overall.
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.
•	Continue to review costs at every level to consolidate and enhance operating efficiencies.
•	Grow process automation and leverage the best practices of CMMI level 5.
•
Create 3 new geographic regions: North America, Europe and Asia Pacific to leverage the infrastructure and resources and to drive direct ownership based on revenue and the bottom line. Also break the company’s business in two business groups: Global Product Group and Global Services Group.

•	More local empowerment and profit and loss ownership in each country office. Institute performance based compensation structure through three areas that includes both top-line and bottom-line targets.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Initiated steps to consolidate some of the new lines of services businesses to improve bottom line.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development ‘engine’ of NetSol, which became CMMI Level 2 in early 2002. In a quest to continuously improve its quality standards, NetSol reached CMMI Level 4 assessment in December 2004. According to the website of SEI of Carnegie Mellon University, USA, only a few software companies in the world have announced their assessment of level 4. Now, as a result of achieving CMMI level 5 on August 11, 2006, the Company is expecting a growing demand for its products and alliances from blue chip companies worldwide. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMMI levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMMI levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology. NetSol PK has already launched implementation of ISO 27001, a global standard and a set of best practices for Information Security Management

Page24

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

•	Outsourcing of services and software development is growing worldwide.
•	The leasing and finance industry in North America has increased $260 billion and about the same size for the rest of world.
•	Recent outpouring of very positive US press and research coverage by major banks such as Lehman Brothers on Pakistan outlook and NetSol growing image and name.
•	The influx of US companies and investors in addition to investors from all other parts of world to Pakistan.
•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 year tax holiday on IT exports of services. There are 10 more years remaining on this tax incentive.

•	Cost arbitrage, labor costs still very competitive and attractive when compared with India. Pakistan is significantly under priced for IT services and programmers as compared to India.
•	Pakistan is one of the fastest growing IT destinations from emerging and new markets.
•	Chinese market is burgeoning and wide open for NetSol’s ‘niche’ products and services. NetSol is gaining a strong foothold in this market.
•	Only a handful of IT solutions providers in the world with global distribution network, complete end-to-end solution, and presence in the world’s key and strategic markets.
•	One of the few global IT companies in the leasing and finance domain with gold standard CMMI level 5 accreditation.
•	NetSol and NetSol PK are both listed in one of the most visible stock indexes in their respective markets.
•	Overall economic expansion worldwide and explosive growth in the emerging markets specifically.
•	Continuous improvement of US and Indian relationships with Pakistan.
•
Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $13 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and elimination of corruption at the highest level.

•
Robust growth in outsourcing globally and investment of major US and European corporations in the developing countries. As demonstrated by the recently published book ‘World is Flat’ by Tom Friedman, there is a need for western companies to expand their businesses in emerging markets. Both Pakistan and China are in the forefront.

Negative trends:

•
The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.

•	Negative perception and image created by extremism and terrorism in the South Asian region.
•	Instability of oil prices and uncertainty about the geo-political landscape in the Middle East.
•	Continuous impact of Iraq war on US and global economy.

Page25

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the fiscal years ended June 30, 2006 and 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets

Page26

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2006 as compared to the Quarter Ended December 31, 2005:

Net revenues for the quarter ended December 31, 2006 were $7,227,121 as compared to $4,524,373 for the quarter ended December 31, 2005. Net revenues are broken out among the subsidiaries as follows:

	2006		2005
North America:
Netsol USA	$4,500	0.06%	$3,750	0.08%
McCue Systems	1,045,054	14.46%	-	0.00%
	1,049,554	14.52%	3,750	0.08%

Europe:
Netsol UK	49,046	0.68%	970,480	21.45%
Netsol-CQ	1,428,320	19.76%	1,290,119	28.51%
	1,477,366	20.44%	2,260,599	49.96%

Asia-Pacific:
Netsol Tech	3,651,719	50.53%	1,621,556	35.84%
Netsol Connect	287,979	3.98%	223,244	4.93%
Netsol-TiG	544,292	7.53%	346,036	7.65%
Netsol - Omni	8,114	0.11%	-	0.00%
Netsol-Abraxas Australia	208,097	2.88%	69,188	1.53%
	4,700,201	65.04%	2,260,024	49.95%

Total Revenues	$7,227,121	100.00%	$4,524,373	100.00%

This reflects an increase of $2,702,748 or 59.74% in the current quarter as compared to the quarter ended December 30, 2005. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, a full quarter of revenues attributed by the newly acquired McCue Systems in the USA, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new business divisions were formed the latter part of last year in Lahore. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million). This is now expected to occur in within the next two quarters. Organic sales, sales without the contribution from McCue, increased 28% or $1,274,428 to $5,798,801 during the quarter.

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts over 30 plus captive auto manufacturers and non-captives globally at an advance stage of closing or decision making.

The Company added over 10 new customers in APAC and EMEA regions including several new license sales and a few new services clients. We added 2 new major auto-captive customers in China in addition to Daimler Chrysler and Toyota Leasing

Due to the revision in our pricing policy, NetSol LeaseSoft license value in APAC is in the range of $500,000 to $1.0MN, without factoring in services maintenance and implementation fees. Normally, NetSol negotiates 25-30% yearly maintenance contracts with customers. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in the second half of fiscal year 2007 that could potentially increase the sales and bottom line. As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 60%.

Page27

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

•
Defense Division: in light of our coordination with the Pakistan Defense Sector, NetSol established its very own Defense Division to cater specifically to the growing demands in this domain and to deliver services with the professionalism and reliability that epitomizes NetSol’s CMMi Level 5 standing. NetSol PK has forged an alliance with a UK company i.e Intero to work in collaboration for major defense projects in Pakistan.

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

The gross profit was $3,641,138 in the quarter ending December 31, 2006 as compared with $2,547,339 for the same quarter of the previous year for an increase of $1,093,799 or 42.94%. The gross profit percentage decreased to approximately 50% in the quarter ended December 31, 2006 from approximately56% for the quarter ended December 31, 2005. The cost of sales was $3,585,983 in the current quarter compared to $1,977,034 in the prior quarter ended December 31, 2005. The costs of sales increased due to the full integration of McCue’s high-cost developers based in the US. This has adversely affected overall gross margins.

Operating expenses were $3,266,060 for the quarter ending December 31, 2006 as compared to $2,272,510, for the corresponding period last year. The increase is mainly attributable to increased selling and marketing activities, additional employees and an increase in overall activities due to our increased marketing efforts. Also contributing to the higher costs was the full integration of McCue Systems. As a percentage of sales, operating expenses were 45% and 50% for the quarters ending December 31, 2006 and 2005, respectively. Depreciation and amortization expense amounted to $489,004 and $564,855 for the quarter ended December 31, 2006 and 2005, respectively, reflecting the intangible assets purchased from the CQ Systems acquisition in February 2005 and the McCue acquisition in June 2006; as well as some of the intangibles fully amortized as of June 30, 2006. Combined salaries and wage costs were $1,183,184 and $552,714 for the comparable periods, respectively, or an increase of $630,470 from the corresponding period last year. Salaries, as a percentage of sales, were 16% for the current quarter as compared to 12% in the prior period. This increase is due to the addition of the new subsidiary, McCue Systems, three new sales offices in Pakistan, the sales office in China, increased board fees, increased travel and other expenses that supporting a large workforce entails.

Selling and marketing expenses were $579,941 and $412,570, in the quarter ended December 31, 2006 and 2005, respectively, reflecting the growing sales activity of the Company. The Company is in a growth phase and is increasing its overall sales and marketing activities. Sales and marketing was 8% of sales for the current quarter as compared to 9% in the corresponding period last year. Professional services expense increased to $236,562 in the quarter ended December 31, 2005, from $115,188 in the corresponding period last year. As a percentage of sales professional services was 3.27% and 2.55% for the quarters ending December 31, 2006 and 2005, respectively.

Income from operations was $375,078 compared to $274,829 for the quarters ended December 31, 2006 and 2005, respectively. This represents an increase of $100,249 for the quarter compared with the comparable period in the prior year.

Net loss applicable to common shareholders was $4,718,210 compared to net income of $125,035 for the quarters ended December 31, 2006 and 2005, respectively. The current fiscal quarter amount includes a net reduction of $558,571 compared to $145,532 in the prior period for the 49.9% minority interest in NetSol Connect, NetSol-TiG, and NetSol-Omni owned by another party, and the 28.13% minority interest in NetSol PK. During the current quarter, the Company also recognized an expense of $2,208,334 for the beneficial conversion feature on convertible notes and debentures as compared to $5,192. In addition, in the current quarter, the Company recognized $2,069,033 of amortized costs of debt and $133,833 of liquidation damages. Interest expense was $211,615 in the current quarter as compared to $86,862 in the comparable period. This is primarily due to the interest due on the convertible notes payable. Net loss per share, basic and diluted, was $0.27 and net income per share was $0.01 for the quarter ended December 31, 2006 and 2005, respectively.

Page28

The net EBITDA loss was $3,749,526 compared to income of $923,986 after amortization and depreciation charges of $677,730 and $719,840, income taxes of $13,741 and ($7,751), and interest expense of $211,615 and $86,862, respectively. With the addition of the non-cash charge for the amortized costs of debt of $2,069,033 and the beneficial conversion feature expense of $2,208,334 the adjusted proforma EBITDA income would be $527,841 for the quarter ended December 31, 2006 and the adjusted proforma EBITDA earnings per share, basic and diluted, would be $0.03. Although the net EBITDA income is a non-GAAP measure of performance we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Six Month Period Ended December 31, 2006 as compared to the Six Month Period Ended December 31, 2005:

Net revenues for the six months ended December 31, 2006 were $13,089,681 as compared to $8,994,358 for the six months ended December 31, 2005. Net revenues are broken out among the subsidiaries as follows:

	2006		2005
North America:
Netsol USA	$4,500	0.03%	$3,750	0.04%
McCue Systems	2,348,080	17.94%	-	0.00%
	2,352,580	17.97%	3,750	0.04%

Europe:
Netsol UK	51,522	0.39%	1,209,152	13.44%
Netsol-CQ	2,914,179	22.26%	2,696,130	29.98%
	2,965,701	22.66%	3,905,282	43.42%

Asia-Pacific:
Netsol Tech	5,908,538	45.14%	3,761,093	41.82%
Netsol Connect	494,732	3.78%	475,581	5.29%
Netsol-TiG	1,049,626	8.02%	691,741	7.69%
Netsol-Omni	26,259	0.20%	-	0.00%
Netsol-Abraxas Australia	292,245	2.23%	156,911	1.74%
	7,771,400	59.37%	5,085,326	56.54%

Total Net Revenues	$13,089,681	100.00%	$8,994,358	100.00%

This reflects an increase of $4,095,323 or 46% in the current six months as compared to the six months ended December 31, 2005. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, a full quarter of revenues attributed by the newly acquired McCue Systems in the USA, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new business divisions were formed the latter part of last year in Lahore. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million). This is now expected to occur in within the next two quarters. Organic sales, sales without the contribution from McCue, increased 13% or $1,181,114 to $10,175,502 during the six months ended December 31, 2006.

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts over 30 plus captive auto manufacturers and non-captives globally at an advance stage of closing or decision making.

NetSol made a significant move by acquiring the US based software company, McCue Systems Ltd., in June 2006. The acquisition of McCue Systems has provided NetSol a very strong and seasoned management team with a mature, profitable, business with business in the United States.

Page29

The Company added a few major new customers such as DaimlerChrysler in China, Japan, and New Zealand and Toyota Leasing Thailand and China. In addition, many new customers were added in Pakistan in both the public and private sectors. In addition, McCue Systems added Hyundai Motor Financial.

Due to the revision in our pricing policy, NetSol LeaseSoft license value in APAC is in the range of $500,000 to $1.0MN, without factoring in services maintenance and implementation fees. Normally, NetSol negotiates 25-30% yearly maintenance contracts with customers. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in the second half of fiscal year 2007 that could potentially increase the sales and bottom line. As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 60%.

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

The gross profit was $6,603,270 for the six months ending December 31, 2006 as compared with $5,349,974 for the same period of the previous year. The gross profit percentage has decreased to 50.45% in the current fiscal year from 59.48% for the six months ended December 31, 2005. The cost of sales was $6,486,411 in the current six months compared to $3,644,384 in the prior period ended December 31, 2005. The costs of sales increased due to the full integration of McCue’s high-cost developers based in the US. This has adversely affected overall gross margins.

Operating expenses were $6,539,276 for the six-month period ending December 31, 2006 as compared to $4,390,483, for the corresponding period last fiscal year for an increase of $2,148,793. The increase is mainly attributable to increased selling and marketing activities and the full integration of McCue Systems. As a percentage of sales, operating expenses decreased to 48.58% from 48.81% in the prior six-month period. Depreciation and amortization expense amounted to $986,402 and $1,117,386 for the six-month period ended December 31, 2006 and December 31, 2005, respectively, reflecting the intangible assets purchased from the CQ Systems acquisition in February 2005 and the McCue acquisition in June 2006; as well as some of the intangibles fully amortized as of June 30, 2006. Combined salaries and wage costs were $2,271,451 and $1,089,090 for the six month period ended December 31, 2006 and 2005, respectively, or an increase of $1,182,361 from the corresponding period last year. As a percentage of sales, salaries was 17% as compared to 12% for the corresponding period last year. The addition of the new subsidiary, McCue Systems, three new sales offices in Pakistan, the sales office in China, increased board fees, increased travel and other expenses that supporting a large workforce entails.

Selling and marketing expenses increased to $931,743 in the six-month period ended December 31, 2006 as compared to $731,434 in the six-month period ended December 31, 2005. This reflects the Company’s growing sales and marketing efforts. The Company is in a growth phase and is increasing its overall sales and marketing activities. Sales and marketing was 7% of sales for the current six months as compared to 8% in the corresponding period last year. Professional services expense increased to $497,432 in the six-month period ended December 31, 2005, from $238,346 in the corresponding period last year. As a percentage of sales, professional services was 3.8% and 2.7% for the six-month period ending December 31, 2006 and 2005, respectively.

Income from continued operations was $243,994 compared to $959,491 for the six months ended December 31, 2006 and 2005, respectively. This represents a decrease of $703,043 for the six-month period compared to the prior year.

Page30

Net loss was $5,948,577 for the six months ended December 31, 2006 compared to net income of $328,782 for the six months ended December 31, 2005. The current six-month period amount includes a net reduction of $805,845 compared to $512,745 in the prior period for the 49.9% minority interest in NetSol Connect, NetSol-TiG, and NetSol-Omni owned by another party, and the 28.13% minority interest in NetSol PK. During the current six months, the Company also recognized $2,208,334 in beneficial conversion feature expense, $2,803,691 of amortized costs of debt and $133,833 of liquidation damages. Interest expense was $461,406 in the current six-month period as compared to $165,885 in the comparable period. This is primarily due to the interest due on the convertible notes payable. Net loss per share was $0.34, basic and diluted, for the six months ended December 31, 2006 as compared with net income per share of $0.02, basic diluted for the corresponding period last year.

The net EBITDA loss was $4,100,495 compared to income of $1,956,517 after amortization and depreciation charges of $1,320,111 and $1,395,039, income taxes of $66,565 and $66,811, and interest expense of $461,405 and $165,885, respectively. With the addition of the non-cash charge for the amortized costs of debt of $2,803,691 and the beneficial conversion feature expense of $2,208,334 the adjusted proforma EBITDA income would be $911,530 for the six months ended December 31, 2006 and the adjusted proforma EBITDA earnings per share, basic and diluted, would be $0.05. Although the net EBITDA income is a non-GAAP measure of performance we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $2,707,147 at December 31, 2006 compared to $1,884,573 at December 31, 2005.

The Company’s current assets as of December 31, 2006 were 48.25% of total assets, an decrease of 3.39% from 51.64% as of December 31, 2005. In addition, our working capital (current assets minus current liabilities) was $13,803,804.

Net cash used for operating activities amounted to $5,644,856 for the six months ended December 31, 2006, as compared to $712,830 for the comparable period last fiscal year. The decrease is mainly due to a decrease in prepaid expenses, other assets, accounts payable and the other payable - acquisitions.

Net cash provided by investing activities amounted to $518,084 for the six months ended December 31, 2006, as compared to net cash used of $3,107,522 for the comparable period last fiscal year. The difference lies primarily in the purchase of property and equipment during the current fiscal year. The Company had net purchases of property and equipment of $286,058 compared to $1,357,022 for the comparable period last fiscal year.

Net cash provided by financing activities amounted to $5,373,504 and $4,299,704 for the six months ended December 31, 2006, and 2005, respectively. The current fiscal period included the cash inflow of $219,223 compared to $384,062 from the exercising of stock options and warrants, net proceeds of $390,128 as compared to net payments on loans and capital leases of $91,541 in the comparable period last year. In addition in the preceding year, the Company received net proceeds of $4,031,001 from the sale of a subsidiary’s common stock in an IPO on the Karachi Stock Exchange.

The Company plans on pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and beef up marketing and sales activities in strategic markets. The strong growth in earnings and the signing of larger contracts with Fortune 500 customers largely depends on the financial strength of NetSol. Generally, the bigger name clients and new prospects diligently analyze and take into consideration a stronger balance sheet before awarding big projects to vendors. Therefore, NetSol would continue its effort to further enhance its financial resources in order to continue to attract large name customers and big value contracts. The company attracted 5 new institutional investors in 2006 that invested $5.5MN listing institutional investor base to over 15%. There are over 8.0MN employees and officers options unexercised and over 2.0MN investors warrants remained to be exercised.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

Page31

•
The second payment of McCue Systems would be due based on the formula of ‘earn out’. This could be in the range of $1.0MN to $2.0MN in cash and common stock. This is based on an earn out structure and the company expects to fund it through internal cash flow;

•	Notes payable and related interest for approximately $540,870;
•	Liquidity damages owed to convertible note holders of approximately $166,833;
•	Working capital of $1.0 million for UK business expansion, new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company, we will consider raising capital through equity based financing and, warrant and option exercises. We would, however, use some of our internal cash flow to meet certain obligations as mentioned above. However, the Company is very conscious of the dilution effect and price pressures in raising equity-based capital.

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

Page32

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On November 21, 2006, we issued a total of 74,326 shares to two consultants of the Company for services rendered. The issuance to the employees was made in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended (the “Act”).

On November 28, 2006, we issued a total of 4,334 shares to a consultant of the Company as compensation for services rendered. The issuance to this consultant was made in reliance on an exemption from registration under Section 4(2) of the Act.

On December 13, 2006, we issued a total of 260,836 shares of common stock to 5 accredited investors as payment of interest, in lieu of cash, due on a convertible note entered into between the Company and these investors in June 2006. The issuance was made in reliance on an exemption from registration under Section 4 of the Act.

On December 14, 2006, we issued a total of 25,000 shares to a consultant of the Company as compensation for services rendered. The issuance to this consultant was made in reliance on an exemption from registration under Section 4(2) of the Act.

During the period employees of the Company exercised 20,000 options in exchange for $33,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

NetSol conducted a special meeting of shareholders on October 18, 2006. The following are the items that were voted upon.

1. Issuance of Shares

The issuance the issuance and exercise of: (i) shares of common stock underlying convertible notes; (ii) shares of common stock underlying shares of preferred stock; (iii) shares of common stock as a dividend payable or redemption under the terms of the preferred stock; (iv) shares of common stock upon exercise of warrants granted to Maxim Group, LLC as part of their compensation as placement agent; and, (v) shares of common stock upon exercise of the warrants in full without limitations on the number of shares to be issued, all issued as part of a financing in the amount of $5.5 million (the “Financing”) were approved. The following sets for the voting tabulation for each director:
Total Shares Voted	For	Against	Abstain	Percent
9,372,479	8,964,736	154,240	253,503	95.65%

2. Amendment to Articles of Incorporation

The amendment to the Articles of Incorporation to permit the board to designate the rights and privileges of the Company’s Preferred Stock by board resolution was approved. The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Percent
9,372,479	8,954,911	153,285	264,283	95.54%

Item 5. Other Information

None.

Page33

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Reports on Form 8-K.

a)	On September 11, 2006, NetSol Technologies, Inc issued a press release announcing revised guidance for the year ending June 30, 2007 and filed a current report on form 8-K attaching this release.
b)
On September 25, 2006, NetSol Technologies, Inc. issued a press release announcing the results of operations and financial conditions for the year ended June 30, 2006 and filed a current report on form 8-K attaching this release.

c)
On October 10, 2006, NetSol Technologies, Inc. filed a current report on form 8-K announcing the resignation of Naeem Ghauri as Chief Executive Officer and appointment of Mr. Naeem Ghauri as Chief Executive Officer and the resignation of Mr. Salim Ghauri as President of the Company.

d)
On November 14, 2006, NetSol Technologies, Inc. issued a press release announcing the results of operations and financial conditions for the quarter ended September 30, 2006 and filed a current report on November 15, 2006 on form 8-K attaching this release.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: February 12, 2007	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer

Date: February 12, 2007	/s/ Tina Gilger
Tina Gilger
Chief Financial Officer

Page34