Form 10QSB
period 2007-03-31
NETSOL TECHNOLOGIES INC
filed 2007-05-09
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes ☒ No ☐

The issuer had 19,655,957 shares of its $.001 par value Common Stock issued and outstanding as of May 4, 2007.

Transitional Small Business Disclosure Format (check one)

Yes ☐ No ☒

NETSOL TECHNOLOGIES, INC.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — MARCH 31, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$3,382,970
Accounts receivable, net of allowance for doubtful accounts of $106,090	8,054,782
Revenues in excess of billings	7,368,794
Other current assets	2,588,747
Total current assets		21,395,293
Property and equipment, net of accumulated depreciation		6,811,887
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	6,692,302
Customer lists, net	2,601,066
Goodwill	6,092,906
Total intangibles		15,386,274
Total assets		$43,593,454

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,219,078
Current portion of notes and obligations under capitalized leases	865,554
Other payables - acquisitions	58,451
Billings in excess of revenues	3,471,434
Due to officers	232,165
Dividend to preferred stockholders payable	94,088
Loans payable, bank	1,562,189
Total current liabilities		10,502,959
Obligations under capitalized leases, less current maturities		224,799
Total liabilities		10,727,758
Minority interest		2,991,127
Commitments and contingencies		-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
5,025 issued and outstanding	5,025,000
Common stock, $.001 par value; 45,000,000 shares authorized;
18,809,914 issued and outstanding	18,810
Additional paid-in-capital	63,602,452
Treasury stock	(10,194)
Accumulated deficit	(38,009,435)
Stock subscription receivable	(736,657)
Common stock to be issued	200,910
Other comprehensive loss	(216,317)
Total stockholders' equity		29,874,569
Total liabilities and stockholders' equity		$43,593,454

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Licence fees	$2,554,289	$1,790,149	$6,851,496	$3,952,387
Maintenance fees	1,335,893	621,305	3,990,096	1,708,538
Services	3,725,784	2,634,373	9,864,055	8,379,260
Total revenues	7,615,966	5,045,827	20,705,647	14,040,185
Cost of revenues
Salaries and consultants	2,234,809	1,610,798	6,608,606	4,097,615
Travel	447,288	188,833	1,195,315	428,803
Communication	32,836	30,860	113,836	83,369
Depreciation and amortization	241,021	216,361	592,265	494,014
Other	966,314	271,677	1,898,657	859,112
Total cost of sales	3,922,268	2,318,529	10,408,679	5,962,913
Gross profit	3,693,698	2,727,298	10,296,968	8,077,272
Operating expenses:
Selling and marketing	613,760	444,472	1,545,503	1,190,906
Depreciation and amortization	522,185	594,385	1,491,142	1,711,771
Bad debt expense	-	19,561	117,267	27,289
Salaries and wages	1,090,307	597,636	3,361,758	1,686,726
Professional services, including non-cash compensation	254,359	126,806	774,203	365,152
General and adminstrative	701,682	675,339	2,249,642	1,866,838
Total operating expenses	3,182,293	2,458,199	9,539,515	6,848,682
Income from operations	511,405	269,099	757,453	1,228,590
Other income and (expenses):
Gain (loss) on sale of assets	(6,729)	(38,624)	(19,067)	(34,014)
Beneficial conversion feature	-	(2,628)	(2,208,334)	(14,389)
Amortization of debt discount and capitalized cost of debt	-	-	(2,803,691)	-
Liquidation damages	(47,057)	-	(180,890)	-
Fair market value of warrants issued	(33,987)	(12,016)	(33,987)	(21,505)
Gain on forgiveness of debt	-	1,318	-	8,294
Interest expense	(83,819)	(75,015)	(543,342)	(240,900)
Interest income	46,867	93,376	265,916	272,417
Other income and (expenses)	10,081	(2,484)	88,935	(57,129)
Income taxes	(57,655)	(24,080)	(126,620)	(90,891)
Total other expenses	(172,299)	(60,153)	(5,561,080)	(178,117)
Net income (loss) before minority interest in subsidiary	339,106	208,946	(4,803,627)	1,050,473
Minority interest in subsidiary	(568,237)	(187,127)	(1,374,081)	(699,872)
Net income (loss)	(229,131)	21,819	(6,177,708)	350,601
Dividend required for preferred stockholders	(94,088)	-	(159,686)	-
Net income (loss) applicable to common shareholders	(323,219)	21,819	(6,337,394)	350,601
Other comprehensive gain:
Translation adjustment	81,564	(115,740)	203,343	201,100
Comprehensive income (loss)	$(241,655)	$(93,921)	$(6,134,051)	$551,701

Net income (loss) per share:
Basic	$(0.01)	$0.00	$(0.35)	$0.02
Diluted	$(0.01)	$0.00	$(0.35)	$0.02
Weighted average number of shares outstanding
Basic	18,311,290	14,852,941	17,680,115	14,267,690
Diluted	18,311,290	14,852,941	17,680,115	14,692,917

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss) applicable to common shareholders	$(6,337,394)	$350,601
Adjustments to reconcile net income (loss) applicable to common shareholders to net cash used in operating activities:
Depreciation and amortization	2,083,407	1,988,501
Bad debt expense	117,267	27,289
Gain on settlement of debt	-	(8,294)
Loss on sale of assets	19,067	34,014
Minority interest in subsidiary	1,374,081	699,872
Stock issued for services	88,099	165,270
Stock issued for convertible note payable interest	311,868	-
Stock issued for dividends payable to preferred stockholders	65,598	-
Fair market value of warrants and stock options granted	33,987	25,618
Beneficial conversion feature	2,208,334	14,389
Amortization of debt discount and capitalized cost of debt	2,803,691	-
Changes in operating assets and liabilities:
(Increase) in assets:
Accounts receivable	(1,913,135)	(1,931,901)
Other current assets	(2,793,410)	(2,593,864)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,716,251	491,148
Payment for acquisition	(4,027,753)	-
Net cash used in operating activities	(4,250,042)	(737,357)
Cash flows from investing activities:
Purchases of property and equipment	(1,282,427)	(2,063,284)
Sales of property and equipment	208,419	111,417
Net (purchases) proceeds of certificates of deposit	1,737,481	(1,892,523)
Increase in intangible assets	(2,001,502)	(726,408)
Cash brought in at acquisition		2,132
Net cash used in investing activities	(1,338,029)	(4,568,666)
Cash flows from financing activities:
Dividend to preferred shareholders payable	94,088	-
Cash from the sale of common stock	30,093	1,400,000
Proceeds from the exercise of stock options	704,250	384,062
Capital contributed from sale of subsidiary stock	-	4,031,001
Reduction in restricted cash	4,533,555	-
Proceeds from loans from officers	165,000	-
Capital lease obligations & loans (net)	874,128	417,678
Net cash provided by financing activities	6,401,114	6,232,741
Effect of exchange rate changes in cash	76,159	91,800
Net increase in cash and cash equivalents	889,202	1,018,518
Cash and cash equivalents, beginning of period	2,493,768	1,371,727
Cash and cash equivalents, end of period	$3,382,970	$2,390,245

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$154,478	$206,141
Taxes	$20,148	$12,454

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued expenses and accounts payable	$33,750	$64,078
Common stock issued for conversion of convertible debenture	$-	$150,000
Common stock issued for acquisition of subsidiary	$1,584,009	$-
Common stock issued for payment of note payable and related interest	$339,368	$71,018
Stock issued for the conversion of Preferred Stock	$475,000	$-

Preferred stock issued for conversion of convertible note payable	$5,500,000	$-

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

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48)”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the nine months ended March 31, 2007	Net Income	Shares	Per Share
Basic earnings per share:
Net loss	$(6,177,708)	17,680,115	$(0.35)
Effect of dilutive securities *
Stock options		-
Warrants		-
Diluted earnings per share	$(6,177,708)	17,680,115	$(0.35)

For the nine months ended March 31, 2006	Net Income	Shares	Per Share
Basic earnings per share:
Net income available to common shareholders	$350,601	14,267,690	$0.02
Effect of dilutive securities
Stock options		423,865
Warrants		1,362
Diluted earnings per share	$350,601	14,692,917	$0.02

* As there is a loss, these securities are anti-dilutive. The basic and diluted earnings per share is the same for the nine months ended March 31, 2007

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd., and NetSol-CQ Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol Connect PVT, Ltd., NetSol Omni, and NetSol-TiG use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary McCue Systems, Inc., use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $216,317 at March 31, 2007 are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the nine months ended March 31, 2007 and 2006, comprehensive income (loss) in the consolidated statements of operation included translation income of $203,343 and $201,100, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2007:

Prepaid Expenses	$1,542,715
Advance Income Tax	195,767
Employee Advances	170,803
Security Deposits	97,088
Other Receivables	503,242
Other Assets	79,132

Total	$2,588,747

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

Product licenses and customer lists were comprised of the following as of March 31, 2007:

	Product Licenses	Customer Lists	Total
Intangible asset - June 30, 2006	$10,920,327	$5,438,594	$16,358,921
Additions	2,176,493	12,500	2,188,993
Effect of translation adjustment	95,602	-	95,602
Accumulated amortization	(6,500,120)	(2,850,028)	(9,350,148)
Net balance - March 31, 2007	$6,692,302	$2,601,066	$9,293,368

Amortization expense:
Nine months ended March 31, 2007	$693,184	$520,983	$1,214,167
Nine months ended March 31, 2006	$1,048,591	$471,465	$1,520,056

The above amortization expense includes amounts in “Cost of Revenues” for capitalized software development costs of $64,154 and $56,528 for the nine months ended March 31, 2007 and 2006, respectively.

At March 31, 2007 and 2006, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $4,525,955 and $2,169,093, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $165,592 and $83,123 for the nine months ended March 31, 2007 and 2006, respectively.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	3/31/08	3/31/09	3/31/10	3/31/11	3/31/12	TOTAL
Product Licences	$1,119,148	$1,075,191	$760,779	$111,588	$27,891	$3,094,597
Customer Lists	694,644	694,644	672,696	431,268	107,814	2,601,066

	$1,813,792	$1,769,835	$1,433,475	$542,856	$135,705	$5,695,663

There were no impairments of the goodwill asset in the nine months ended March 31, 2007 and 2006.

NOTE 8 - DEBTS

NOTES PAYABLE

Notes payable as of March 31, 2007 consist of the following:

	Balance at	Current	Long- Term
Name	3/31/07	Maturities	Maturities
D&O Insurance	$114,903	$114,903	$-
Professional Liability Insurance	2,534	2,534	-
Noon Group	552,890	552,890	-
Subsidiary Capital Leases	195,227	195,227	-

	$865,554	$865,554	$-

In June 2002, the Company signed a settlement agreement with a former employee for payment of past services rendered. The Company agreed to pay the employee a total of $75,000. The agreement called for monthly payments of $1,500 per month until paid. The balance owing at June 30, 2006 was $16,300. In July 2006, the full amount of $16,300 plus $2,934 of interest was paid on this debt.

In January 2007, the Company renewed its directors and officers’ liability insurance for which the annual premium is $163,620. In January 2007, the Company arranged financing with AFCO Credit Corporation with a down payment of $16,784 with the balance to be paid in nine monthly installments of $16,784 each. The balance owing as of March 31, 2007 was $114,903.

In February 2005, the Company received a loan from Noon Group in the amount of $500,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. In March, 2006, the note was extended for another year. During the nine months ended March 31, 2007, $36,596 of accrued interest was recorded for this loan. Total accrued interest added to the loan at March 31, 2007 was $52,890.

In addition, the various subsidiaries had current maturities of capital leases of $195,227 as of March 31, 2007.

BANK NOTE

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has one loan with a bank, secured by the Company’s assets. These notes consist of the following as of March 31, 2007:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	9%	$1,562,189

Total			$1,562,189

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

McCue Systems

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 14). As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock was shown as “Shares to Be Issued” as of June 30, 2006. During the nine months ended March 31, 2007, $2,059,413 of the cash portion of was paid to the McCue shareholders leaving a balance to be paid of $58,451. This represents the few remaining McCue shareholders that have not been located as of this date. In July 2006 the stock was issued.

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. One of the officers had deferred the increase in his wages. During the nine months ended March 31, 2007, $43,750 of accrued wages was added to the balance due to officers and $56,981 was remitted to one officer against the amounts owing to him. In addition, the board of directors authorized a bonus in the amount of $50,000 each to the three founding officers for recognition of past service and the growth in the Company. During the quarter ended March 31, 2007, the officers used the bonus to exercise options (see Note 12). In addition, one subsidiary had $24,833 due to an officer of the subsidiary.

On September 1, 2006, an officer of the Company loaned $165,000 to the Company for its immediate short-term cash needs in the corporate office. The loan has a maturity date of three months and is interest free and has been automatically extended. The terms of the loan were approved by the Company’s board of directors.

The balance due to officers as of March 31, 2007 was $232,165.

NOTE 9 - DIVIDEND PAYABLE - PREFERRED SHAREHOLDERS

On October 30, 2006, the convertible notes payable (see note 11) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The dividend is to be paid quarterly, either in cash or stock at the Company’s election. The dividend for the quarter ended December 31, 2006 of $65,598 was paid in stock in January 2007. The dividend due for the quarter ended March 31, 2007 was $94,088 and is reflected in these consolidated financial statements.

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

During the nine months ended March 31, 2006, three of the convertible debenture holders elected to convert their notes into common stock. As part of the conversion, warrants to purchase a total of 40,323 common shares were issued to the note holders. The warrants were valued using the fair value method at $21,505 and was recorded as an expense in the accompanying consolidated financial statements for the nine months ended March 31, 2006.

NOTE 11 - CONVERTIBLE NOTE PAYABLE

On June 15, 2006, the Company entered into an agreement with 5 accredited investors whereby the Company issued 5 convertible notes payable for an aggregate principal value of $5,500,000. These notes had interest at the rate of 12% per annum and were due in full one year from the issuance date or on June 15, 2007 (the “Financing”).  The Convertible Notes could immediately convert into shares of common stock of the Company at the conversion value (initially set at one share per $1.65 of principal dollar) to the extent that such conversion does not violate Nasdaq Market Place rules.  Upon the approval of the stockholders, to the extent not already converted into common shares, the Convertible Notes Payable will immediately convert into shares of Preferred Stock. On October 18, 2006, the shareholders approved the issuance of the shares and on October 30, 2006 the notes were converted into 5,500 shares of Series A 7% Cumulative Preferred Stock (see note 12). During the nine months ended March 31, 2007, $251,167 of interest was accrued. On December 13, 2006, the note holders agreed to accept shares of the Company’s common stock in payment of the interest owed to them. In addition, the note holders required the Company to issue a total of 60,000 shares of the Company’s common stock valued at $88,201 as a premium to receive payment in shares rather than cash. This amount is included in “interest expense” in the accompanying consolidated financial statements.

The beneficial conversion feature expense based on the net value of the loan after reducing the proceeds by the value of the warrants issued was $2,208,334.

The common stock shares issued under this financing agreement, including warrants, were to be registered within 120 days after closing (or October 19, 2006). If the Company did not meet the registration requirement, the Company was to pay in cash as liquidated damages for such failure and not as a penalty to each Holder an amount equal to one percent (1%) of such Holder's Purchase Price paid by such Holder pursuant to the Purchase Agreement for each thirty (30) day period until the applicable Event has been cured. The registration statement became effective on January 19, 2007. During the nine months ended March 31, 2007, the Company accrued $168,667 as liquidation damages due and has paid $84,333. As of March 31, 2007, the balance was $84,333 and is included in “Accrued Liabilities” in the accompanying consolidated financial statements. In addition, the Company agreed to pay the note holders a liquidation penalty on the interest at the same rate as the principle. As a result, the Company recorded an additional $12,223 in liquidation damages during the nine months ended March 31, 2007. This amount is included in “Accrued Liabilities” in the accompanying consolidated financial statements.

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

In connection with this financing, the Company paid $474,500 in cash for placement agent fees and legal fees. These costs were capitalized and are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common or preferred stock. As the loans were converted on October 30, 2006, the balance of $454,729 of these costs were amortized and recorded as “amortization of capitalized cost of debt” in the accompanying consolidated financial statements.

As part of the financing, warrants to purchase 266,666 shares of the Company’s common stock were issued to the placement agent as part of its fee. The warrants have an exercise price of $1.65 and expire in two years. These warrants were valued using the Black-Scholes model at $340,799 and have been capitalized in these consolidated financial statements. These costs are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common or preferred stock. As the loans were converted on October 30, 2006, the balance of $326,599 of these costs were amortized and recorded as “amortization of capitalized cost of debt” in the accompanying consolidated financial statements.

The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate	6.00%
Expected life	2 years
Expected volatility	100%
Dividend yield	0%

NOTE 12 - STOCKHOLDERS’ EQUITY:

EQUITY TRANSACTIONS

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 11) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The preferred shares are valued at $1,000 per share or $5,500,000. The preferred shares are convertible into common stock at a rate of $1.65 per common share. The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333. On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective. As of March 31, 2007, 475 of the preferred shares had been converted into 287,878 shares of the Company’s common stock. As of March 31, 2007, 45,454 shares of the common stock valued at $75,000 had not been issued and are included in “Shares to Be Issued” in these consolidated financial statements.

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

Private Placements:

In August 2004, the Company sold 190,476 shares of the Company’s common stock for $200,000 in a private placement. As of June 30, 2006, $128,000 had been received and a total of 87,143 shares were issued to the purchaser. During the quarter ended September 30, 2006, 34,762 shares were issued on amounts previously received. In March 2007, the remaining balance of $72,000 or 68,571 shares were issued and $30,093 was received as payment. The balance owing at March 31, 2007 was $41,907.

In January 2006, the Company sold 933,334 shares of the Company’s common stock for $1,400,000 in a private placement.

Services:

In October 2005, the Company entered into an agreement with a vendor whereby the Company agreed to issue $2,500 worth of stock per month as payment for services rendered. The stock is to be issued after the end of each quarter. The Company issued 12,117 shares of its common stock valued at $21,250 during the nine months ended March 31, 2007. The agreement was terminated on December 15, 2006.

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

In January 2006, the Company entered into an agreement with two consultants whereby the Company agreed to issue shares of the Company’s restricted common stock for their services. During the nine months ended March 31, 2007, the Company issued 122,728 shares of restricted common stock valued at $203,188 and recorded 37,896 shares of common stock valued at $65,940 to “Stock to Be Issued” under this agreement as of March 31, 2007.

In October 2006, the Company entered into an agreement with a consultant whereby the Company agreed to issue 25,000 shares of the Company’s restricted common stock at the signing of the agreement. The shares were valued at $36,250 or $1.45 per share.

In October 2006, the Company entered into an agreement with a consultant whereby the Company agreed to issue a total of 40,000 of the Company’s restricted stock, to be paid at the end of each quarter of service. As of March 31, 2007, the first quarter of service was completed and the Company recorded as “Stock to Be Issued” 10,000 shares valued at $15,000 or $1.50 per share under this agreement.

Business Combinations

In June 2006, the Company completed the acquisition of McCue Systems, Inc. (see Note 14). As part of this agreement, the Company issued 931,770 shares of its restricted common stock valued at $1,584,009 to the shareholders of McCue Systems.

Options and Warrants Exercised

During the nine months ended March 31, 2007, the Company issued 911,394 shares of its common stock for the exercise of options valued at $1,479,723. Of this, $1,155,000 was recorded as “Stock Subscription Receivable”, $33,750 was a cashless exercise whereby the exercise price was applied against amounts owed by the Company to a Director, and $150,000 was cashless exercise whereby the exercise price was applied against amounts owed by the Company to a three officers (see Note 8). In addition, 3,030 shares of the Company’s common stock valued at $5,000 was issued against payments made in the previous quarter and was recorded as a reduction in “Shares to Be Issued.”

Payment of Interest

On December 13, 2006, the Company issued a total of 230,863 shares of the Company’s common stock valued at $339,137 or $1.47 per share to the convertible note holders as payment of the interest due to them (see note 11). This payment included 60,000 shares valued at $88,201 as premium shares to accept payment of the interest in the Company’s common stock rather than cash. These shares have been registered with the Securities and Exchange Commission.

Payment of Dividend to Preferred Stockholders

On January 24, 2007, the Company issued a total of 51,380 shares of the Company’s common stock valued at $65,598 as payment of the dividend owed to the Preferred Stockholders (see Note 9).

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

During the nine months ended March 31, 2007, issued a total of $1,155,000 of new receivables and received payments of $682,593. In addition, $35,000 was applied to amounts owing from a subsidiary. The balance at March 31, 2007 was $736,657.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following during the nine months ended March 31, 2007:

		Exercise	Aggregated Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2006	8,585,500	$0.75 to $5.00	$269,125
Granted	-
Exercised	(911,394)	$0.75 to $1.75
Expired	-
Outstanding and exercisable, March 31, 2007	7,674,106	$0.75 to $5.00	$209,808

Warrants:
Outstanding and exercisable, June 30, 2006	2,598,937	$1.75 to$5.00	$13,333
Granted	25,000	$1.85 to $3.70
Exercised	-
Expired	-
Outstanding and exercisable, March 31, 2007	2,623,937	$1.65 to $5.00	$-

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

The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the six months ended December 31, 2006 includes compensation expense for all stock-based compensation awards vested during the six months ended December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the nine months ended March 31, 2007.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The pro forma expense to recognize and adjusted net earnings per share for the nine months ended March 31, 2006 is as follows:

2006
Net income - as reported	$350,601
Stock-based employee compensation expense,
included in reported net loss, net of tax	-

Total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(1,496,750)

Pro forma net loss	$(1,146,149)

Earnings per share:
Basic, as reported	0.02
Diluted, as reported	0.02

Basic, pro forma	(0.08)
Diluted, pro forma	(0.08)

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

Impact of adoption of SFAS No. 123-R for the nine months ended March 31, 2007:

There was no stock compensation expense measured in accordance with SFAS No. 123-R since there were no options granted or vested during the nine months ended March 31, 2007.

Methods of estimating fair value:

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

Warrants:

On October 11, 2006, the Company entered into an agreement with a consultant whereby the Company agreed to grant the consultant a total of 100,000 warrants with an exercise price of $1.85 and 100,000 warrants with an exercise price of $3.70. The warrants vest equally over the term of the agreement on a quarterly basis commencing on January 11, 2007 and vest only upon completion of the quarter’s service as earned. The agreement was terminated on March 31, 2007. The warrants are exercisable until October 10, 2011. During the quarter ended March 31, 2007, a total of 25,000 of the warrants had vested. The warrants were valued using the fair value method at $33,987 or $1.44 and $1.28 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.0%
Expected life	5 years
Expected volatility	100%
Dividend yield	0%

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

Risk-free interest rate	3.25%
Expected life	5 years
Expected volatility	44%
Dividend yield	0%

NOTE 13 - SEGMENT INFORMATION

The following table presents a summary of operating information and certain year-end balance sheet information for the nine months ended March 31:

	2007	2006
Revenues from unaffiliated customers:
North America	$3,259,700	$45,250
Europe	4,097,758	6,105,965
Asia - Pacific	13,348,189	7,888,970
Consolidated	$20,705,647	$14,040,185

Operating income (loss):
North America	$(2,956,755)	$(2,623,075)
Europe	(698,115)	1,739,199
Asia - Pacific	4,412,323	2,112,466
Consolidated	$757,453	$1,228,590

Identifiable assets:
North America	$13,092,754	$5,679,763
Europe	5,582,204	5,136,741
Asia - Pacific	24,918,496	18,265,692
Consolidated	$43,593,454	$29,082,196

Depreciation and amortization:
North America	$1,153,914	$1,445,977
Europe	187,114	120,137
Asia - Pacific	742,379	422,387
Consolidated	$2,083,407	$1,988,501

Capital expenditures:
North America	$23,923	$-
Europe	200,847	180,738
Asia - Pacific	1,057,657	1,997,089
Consolidated	$1,282,427	$2,177,827

NOTE 14 - MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries. The balance of the minority interest as of March 31, 2007 was as follows:

		MIN INT
SUBSIDIARY	MIN INT %	BALANCE AT 3/31/07

PK Tech	28.13%	$1,526,405
NetSol-TiG	49.90%	1,205,165
Connect	49.90%	259,557
Omni	49.90%	-

Total		$2,991,127

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

For the nine months ended March 31, 2007 and 2006, the subsidiary had net income of $3,845,363 and $1,300,277, of which $1,025,441 and $365,768 was recorded against the minority interest. The balance of the minority interest at March 31, 2007 was $1,526,405.

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

For the nine months ended March 31, 2007 and 2006, the subsidiary had net income of $777,794 and $622,684, of which $388,118 and $310,719 was recorded against the minority interest, respectively. The balance of the minority interest at March 31, 2007 was $1,205,165.

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

As of June 30, 2006, a total of $751,356 had been transferred to Connect, of which $410,781 was from Akhter and a total of $40,000 cash was distributed to each partner as a return of capital. During the nine months ended March 31, 2007 an additional $40,000 was distributed as a return of capital.

For the nine months ended March 31, 2007 and 2006, the subsidiary had net loss of $63,165 and net income of $48,838, respectively, of which ($31,519) and $24,370 respectively, was recorded against the minority interest. The balance of the minority interest at March 31, 2007 was $259,557.

NetSol Omni

In February 2006, the Company purchased for $60,012, 50.1% of the outstanding shares in Talk Trainers (Private) Limited, now known as NetSol Omni (“Omni”), a Pakistan corporation which provides educational, professional courses, training and Human Resource services to the corporate sector. The major stockholder of Omni was Mr. Ayub Ghuari, brother to the executive officers of the Company, and therefore the acquisition was recorded at historical cost as the entities are under common control. As the effects of this transaction are immaterial to the Company overall, no pro forma information is provided. During the quarter ended June 30, 2006, Talk Trainers changed their name to NetSol Omni.

For the nine months ended March 31, 2007 and 2006, the subsidiary had a net loss of $39,157 and $1,974, of which ($7,959) and ($985), respectively, was recorded against the minority interest. The balance of the minority interest at March 31, 2007 was $0.

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

The following is the proforma financial information of the Company for the nine months ended March 31, 2006 assuming the transaction had been consummated at the beginning of the fiscal year ended June 30, 2006:

For the nine months ended March 31, 2006
(Unaudited)
Statement of Operations:
Revenues	$18,548,596
Cost of Sales	7,862,072
Gross Profit	10,686,524

Operating Expenses	9,658,121
Income (loss) from operations	1,028,403

Other income and (expenses)	(120,952)
Income (loss) before minority interest	907,451
Minority interest in subsidiary	(699,872)
Net Income (loss)	$207,579

Earnings Per Share:
Basic	$0.01
Diluted	$0.01

NOTE 16 - GAIN ON SETTLEMENT OF DEBT

During the nine months ended March 31, 2006, the Company entered into agreements with several vendors whereby the vendors agreed to accept as payment in full amounts less than the invoiced amount. As a result of these settlements, the Company recorded a net gain on settlement of debt of $8,294.

NOTE 17 - SUBSEQUENT EVENTS

On April 2, 2007, the Company issued 54,209 shares of its common stock in payment of the dividend payable to preferred shareholders valued at $94,088.

During April 2007, 301 shares of preferred stock valued at $301,000 were converted into 182,424 shares of the Company’s common stock.

During April 2007, the Company received $54,000 as payment on subscriptions receivable.

In April 2007, the Board of Directors of the Company’s subsidiary NetSol Technologies (Pvt), Ltd. (“PK Tech”) listed on the Karachi Stock Exchange, has declared a stock dividend in the amount 1.5 shares for every 10 shares owned of the Karachi-listed shares. The stock dividend, which equates to approximately a 15% benefit, will be distributed on or about May 31, 2007 to shareholders of record of the Karachi-listed NetSol Technologies Ltd. shares (only) as of the close of business on May 18, 2007.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and nine months ending March 31, 2007.

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

The Company is divided into two groups, the Global Product Group and the Global Services Group; and three regions: North America, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). The North American Region is headed by John McCue as President, founder and Chief Executive Officer of the Company’s newly acquired subsidiary, McCue Systems, Inc. based in Burlingame, California. McCue has 35 years of experience in developing business solutions for the equipment and vehicle leasing industry as a provider of lease/loan portfolio management software for banks, leasing companies and manufacturers. Its flagship product, LeasePak, simplifies lease/loan administration and asset management by accurately tracking leases, loans and equipment from origination through end-of-term and disposition. The LeasePak brand is recognized in the US and Canadian marketplace and is configured to handle the unique tax and regulation requirements of North America. LeasePak is complementary to NetSol’s LeaseSoft offering and its geographic specificity complements LeaseSoft in regions in which LeaseSoft does not currently have coverage or domain support knowledge. In order to best leverage the cost arbitrage and enhance gross margins, NetSol US operations, (after the McCue acquisition) has already begun training 15 developers and programmers in the Lahore development facility to reduce dependency in the high-cost base in Silicon Valley. The integration of both back end and front end of McCue with NetSol is on track and the Company expects to yield positive results by the end of fiscal year 2007.

NetSol McCue (formerly McCue Systems) provides the leasing technology industry in the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. And for scalability, NetSol McCue offers the LeasePak Bronze, Silver and Gold Editions for systems and portfolios of virtually all sizes and complexities. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors, including Cisco, Hyundai, JP Morgan/Chase, KeyCorp Leasing, Bank of Tokyo Mitsubishi, La Salle National Bank, National City Capital Corp., ORIX, and Volkswagen Credit.

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

The EMEA is headed by former NetSol Chief Executive Officer, Naeem Ghauri. The EMEA region will continue to capitalize on the 2005 acquisition of CQ Systems Ltd. (now NetSol-CQ). As a result of this acquisition, NetSol has access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol plans to leverage NetSol-CQ’s knowledge base and strong presence in the asset finance market to launch LeaseSoft in the UK and continental Europe. NetSol-CQ’s strong sales and marketing capability would further help NetSol gain immediate recognition and positioning for the LeaseSoft suite of products. In November 2005, CQ was re-branded as NetSol-CQ and was launched into the UK market with new branding and logo. This was part of a global strategy to have consistency in our marketing collateral across the globe. All NetSol-CQ products have been re-branded as LeaseSoft and the Enterprise product will now be known as LeaseSoft Asset.

The integration of CQ Systems with NetSol has been smooth and consistent with NetSol’s planned strategy. The Company in the second phase has shifted at least 50% of its development to Lahore from the Horsham facility in 2007 so far. The goal in 2007 is to enhance this further and improve productivity and net margins.

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

Finally, the APAC region is headed by former President of NetSol and current Chief Executive Officer of NetSol PK (the Company’s Pakistan subsidiary), Salim Ghauri. The Asian continent, Australia and New Zealand, from the perspective of LeaseSoft marketing, are targeted by NetSol Technologies from its Lahore subsidiary, its offices in Australia and Beijing, China. NetSol PK has continued to grow its service contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them focused solely on software development and engineering.

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

PLAN OF OPERATIONS

The change of senior management on October 1, 2006 resulted in the creation of three new geographic regions. The division of the Company into regions is designed for better accountability, ownership and results. The regions are comprised of North America, EMEA and APAC. This restructuring is designed to provide better visibility and direction to NetSol’s global operation.

NetSol also restructured the global business in two groups: Global Products and Global Services. This is a major change to provide much more focused ownership, visibility, pipeline and targeted results. The plan is to create very strong sales and marketing organizations which will work with our key resources spread out across many countries generating stronger and better coordinated results.

Management has set the following new goals for NetSol for the next 12 months:

•	Fully integrate management, customers, and regional products of NetSol, NetSol-CQ, and McCue.

•	Launch IT services model in the US by leveraging the offshore low-cost development capabilities.

•	Introduce and market two LeaseSoft modules i.e WSF and CAPS in the US markets.

•	Expand product portfolio by enhancing current products and new releases to cater to wider global markets.

•	Enhance software design, engineering and service delivery capabilities by increasing investment in training.

•	Continue to invest in research and development in an amount between 7-10% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.

•	Recruit new sales personnel in US to grow the penetration in North American markets.

•	Aggressively penetrate the booming Chinese market and continue to exploit NetSol’s presence in China.

•	Migrate up to 50% of development costs of US and UK operations to Lahore.

•	Increase Capex, to enhance communications and development infrastructure. Roll out a second phase of construction of technology campus in Lahore to respond to a growth of new orders and customers.

•
Market aggressively on a regional basis the Company’s tri-product solutions by broader marketing efforts for LeaseSoft in APAC and untapped markets; aggressively grow LeasePak solutions in North America; and, further establish NetSol-CQ Enterprise solution in the European markets.

Top Line Growth through Investment in organic marketing activities. NetSol marketing activities will continue to:

•	Expand the marketing and distributions of regional products solutions in four continents: North America, Europe, Asia Pacific and Africa.

•	Expand relationships with all 40 customers in the US, Europe and Asia Pacific by offering enhanced product offerings.

•	Product positioning through alliances and partnership.

•	Capitalize on NetSol, McCue and NetSol-CQ affiliations with ELA (Equipment Leasing Association of N.A.) and European leasing forums.

•	Become a leading IT company in APAC in asset-based applications and capitalize on the surge in demand of NetSol products.

•	Joint Ventures and new alliances.

•	Be a dominant IT solutions provider in Pakistan amidst of explosive growth in the economy and automation in private and public sectors.

•	Hold frequent users group meetings in North America and Asia Pacific and customers road shows to attract bigger value new contracts.

Funding and Investor Relations:

•	Retained a new IR and communications firm in New York to position NetSol as a strong IT company with unlimited growth and upside outlook.

•	Adequately capitalize NetSol to face challenges and opportunities presented through the most economical means and vehicles creating further stability and sustainability.

•	Focus each division level to achieve optimum profitability and efficiencies to reduce the need for new external capital other than to fund major new initiatives.

•	Aggressive marketing campaign on Wall Street to get the story of NetSol known to retail, institutions, micro cap funds and analysts.

•	Infuse new capital from potential exercise of outstanding investors’ warrants and employees’ options for business development and enhancement of infrastructures.

•	Continuing to efficiently and prudently manage cash flow and budgets. Subsidiaries will contribute to support the headquarters and corporate overheads.

•	Expose NetSol to various small cap and technology investors’ forum across North America.

•	Make every effort to enhance NetSol’s market capitalization in the US.

Improving the Bottom Line:

•	Grow topline, enhance gross profit margins to 60% by leveraging the low-cost development facility in Lahore.

•	Generate much higher revenues per developer and service group, enhance productivity and lower cost per employee overall.

•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.

•	Continue to review costs at every level to consolidate and enhance operating efficiencies.

•	Grow process automation and leverage the best practices of CMMi level 5.

•
Created 3 new geographic regions: North America, EMEA and APAC to leverage the infrastructure and resources and to drive direct ownership based on revenue and the bottom line. Also broke the company’s business in two business groups: Global Product Group and Global Services Group.

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

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

•	Outsourcing of services and software development is growing worldwide.

•	The leasing and finance industry in North America has increased $260 billion and about the same size for the rest of world.

•	Recent outpouring of very positive US press and research coverage by major banks such as Lehman Brothers and Merrill Lynch on Pakistan outlook and NetSol growing image and name.

•	The influx of US companies and investors in addition to investors from all other parts of world to Pakistan. The US ranked to be the largest investors in Pakistan economy in current fiscal year 2007.

•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 year tax holiday on IT exports of services. There are 10 more years remaining on this tax incentive.

•	Cost arbitrage, labor costs still very competitive and attractive when compared with India. Pakistan is significantly under priced for IT services and programmers as compared to India.

•	Pakistan is one of the fastest growing IT destinations from emerging and new markets.

•	Chinese market is burgeoning and wide open for NetSol’s ‘niche’ products and services. NetSol is gaining a strong foothold in this market.

•	Only a handful of IT solutions providers in the world with global distribution network, complete end-to-end solution, and presence in the world’s key and strategic markets.

•	One of the few global IT companies in the leasing and finance domain with gold standard CMMi level 5 accreditation.

•	NetSol and NetSol PK are both listed in one of the most visible stock indexes in their respective markets.

•	NetSol majority owned subsidiary NetSol PK listed on KSE (Karachi Stock Exchange) has traded at record price of Rs. 66 in May 2007. The IPO price was Rs. 25 in August 2005.

•	Overall economic expansion worldwide and explosive growth in the emerging markets specifically.

•	Continuous improvement of US and Indian relationships with Pakistan.

•
Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $14 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and elimination of corruption at the highest level.

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

Quarter Ended March 31, 2007 as compared to the Quarter Ended March 31, 2006:

Net revenues for the quarters ended March 31, 2007 and 2006 were $7,615,966 and $5,045,827, respectively. Net revenues are broken out among the subsidiaries as follows:

	2007		2006
North America:
Netsol USA	$-	0.00%	$41,500	0.82%
McCue Systems	907,120	11.91%	-	0.00%
	907,120	11.91%	41,500	0.82%

EMEA:
Netsol UK	43,082	0.57%	720,514	14.28%
Netsol-CQ	1,088,975	14.30%	1,480,169	29.33%
	1,132,057	14.86%	2,200,683	43.61%

APAC:
Netsol Tech	4,580,093	60.14%	2,127,349	42.16%
Netsol Connect	245,102	3.22%	201,375	3.99%
Netsol-TiG	654,356	8.59%	431,046	8.54%
Netsol - Omni	17,725	0.23%	8,649	0.17%
Netsol-Abraxas Australia	79,513	1.04%	35,225	0.70%
	5,576,789	73.22%	2,803,644	55.56%

Total Revenues	$7,615,966	100.00%	$5,045,827	100.00%

This reflects an increase of $2,570,139 or 50.94% in the current quarter as compared to the quarter ended March 31, 2006. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, a full quarter of revenues attributed by the newly acquired McCue Systems in the USA, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new business divisions were formed the latter part of last year in Lahore. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million). This is now expected to occur in within the next two quarters. Organic sales, sales without the contribution from McCue, increased 33% or $1,663,019 to $6,708,846 during the quarter. NetSol in Pakistan has been pre-qualified to participate in several public sector projects. The most significant is the World Bank funded Land Record Management Information Systems or LRMIS. This project has a World bank grant of $300 million in Pakistan and NetSol was given a pilot project in the province of Punjab early 2007 and we anticipate to win the key projects in this area in next few quarters.

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts over 30 plus captive auto manufacturers and non-captives globally at an advance stage of closing or decision making.

The Company added over 10 new customers in APAC and EMEA regions including several new license sales and a few new services clients. We added 2 new major auto-captive customers in China in addition to Daimler Chrysler and Toyota Leasing.

Due to the revision in our pricing policy, NetSol LeaseSoft license value in APAC is in the range of $500,000 to $1.5 million, without factoring in services maintenance and implementation fees. Normally, NetSol negotiates 25-30% yearly maintenance contracts with customers. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in the second half of fiscal year 2007 that could potentially increase the sales and bottom line. As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 60%.

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

•
Defense Division: in light of our coordination with the Pakistan Defense Sector, NetSol established its very own Defense Division to cater specifically to the growing demands in this domain and to deliver services with the professionalism and reliability that epitomizes NetSol’s CMMi Level 5 standing. NetSol PK has forged an alliance with a UK company i.e. Intero to work in collaboration for major defense projects in Pakistan.

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

The gross profit was $3,693,698 in the quarter ending March 31, 2007 as compared with $2,727,298 for the same quarter of the previous year for an increase of $966,400 or 35%. The gross profit percentage decreased slightly to approximately 49% in the quarter ended March 31, 2007 compared to approximately 54% for the quarter ended March 31, 2007. The cost of sales was $3,922,268 in the current quarter compared to $2,318,529 in the prior quarter ended March 31, 2006. The costs of sales increased due to the full integration of McCue’s high-cost developers based in the US. This has adversely affected overall gross margins. As a percentage of sales, the cost of sales was 52% for the current quarter and 50% in the prior quarter ended March 31, 2006.

Operating expenses were $3,182,293 for the quarter ending March 31, 2007 as compared to $2,458,199, for the corresponding period last year. The increase is mainly attributable to increased selling and marketing activities, additional employees and an increase in overall activities due to our increased marketing efforts. Also contributing to the higher costs was the full integration of McCue Systems. As a percentage of sales, operating expenses were 42% and 49% for the quarters ending March 31, 2007 and 2006, respectively. Depreciation and amortization expense amounted to $522,185 and $594,385 for the quarter ended March 31, 2007 and 2006, respectively, reflecting the intangible assets purchased from the CQ Systems acquisition in February 2005 and the McCue acquisition in June 2006; as well as some of the intangibles fully amortized as of June 30, 2006. Combined salaries and wage costs were $1,090,307 and $597,636 for the comparable periods, respectively, or an increase of $492,671 from the corresponding period last year. Salaries, as a percentage of sales, were 14% for the current quarter as compared to 12% in the prior period. This increase is due to the addition of the new subsidiary, McCue Systems, three new sales offices in Pakistan, the sales office in China, increased board fees, increased travel and other expenses that supporting a large workforce entails.

Selling and marketing expenses were $613,760 and $444,472, in the quarter ended March 31, 2007 and 2006, respectively, an increase of $169,288. The Company is in a growth phase and is increasing its overall sales and marketing activities. Sales and marketing was 8% of sales for the current quarter as compared to 9% in the corresponding period last year. Professional services expense increased to $254,359 in the quarter ended March 31, 2006, from $126,806 in the corresponding period last year. Part of the increase is additional consultants and increased audit fees. As a percentage of sales professional services was 3.3% and 2.5% for the quarters ending March 31, 2007 and 2006, respectively.

Income from operations was $511,405 compared to $269,099 for the quarters ended March 31, 2007 and 2006, respectively. This represents an increase of $242,306 or 90% for the quarter compared with the comparable period in the prior year.

Net loss applicable to common shareholders was $323,219 compared to net income of $21,819 for the quarters ended March 31, 2007 and 2006, respectively. The current fiscal quarter amount includes a net reduction of $568,237 compared to $187,127 in the prior period for the 49.9% minority interest in NetSol Connect, NetSol-TiG, and NetSol Omni owned by another party, and the 28.13% minority interest in NetSol PK. This increase of $381,110 reflects the increased net profits in the respective subsidiaries. For the quarters ended March 31, 2007 and 2006, respectively, the Company recognized an expense of $0 and $3,941 for the beneficial conversion feature on convertible debentures and a gain of $0 and $1,318 from the settlement of debts and $33,987 and $12,016 expense for the fair value of options and warrants issued. Net loss per share, basic and diluted, was $0.01 for the quarter ended March 31, 2007, as compared to income per share $0.00 for the corresponding period last year.

The net earnings before interest, taxes, depreciation and amortization, ( “EBITDA”) income was $675,639 compared to $715,299 after amortization and depreciation charges of $763,296 and $594,385, income taxes of $57,655 and $24,080, and interest expense of $83,819 and $75,015, respectively. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Nine Month Period Ended March 31, 2007 as compared to the Nine Month Period Ended March 31, 2006:

Net revenues for the nine months ended March 31, 2007 and 2006 were $20,705,647 and $14,040,185, respectively. Net revenues are broken out among the subsidiaries as follows:

	2007		2006
North America:
Netsol USA	$4,500	0.02%	$45,250	0.32%
McCue Systems	3,255,200	15.72%	-	0.00%
	3,259,700	15.74%	45,250	0.32%

EMEA:
Netsol UK	94,604	0.46%	1,929,666	13.74%
Netsol-CQ	4,003,154	19.33%	4,176,299	29.75%
	4,097,758	19.79%	6,105,965	43.49%

APAC:
Netsol Tech	10,488,631	50.66%	5,888,442	41.94%
Netsol Connect	739,834	3.57%	676,956	4.82%
Netsol-TiG	1,703,982	8.23%	1,122,787	8.00%
Netsol-Omni	43,984	0.21%	8,649	0.06%
Netsol-Abraxas Australia	371,758	1.80%	192,136	1.37%
	13,348,189	64.47%	7,888,970	56.19%

Total Net Revenues	$20,705,647	100.00%	$14,040,185	100.00%

This reflects an increase of $6,665,462 or 47.47% in the current nine months as compared to the nine months ended March 31, 2006. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, a full quarter of revenues attributed by the newly acquired McCue Systems in the USA, growing outsourcing business of NetSol-TIG (JV), and additional maintenance work. In addition, several new business divisions were formed in the latter part of last year in Lahore. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million). This is now expected to occur in within the next two quarters. Organic sales, sales without the contribution from McCue, increased 24% or $3,410,262 to $17,450,447 during the nine months ended March 31, 2007.

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts over 30 plus captive auto manufacturers and non-captives globally at an advance stage of closing or decision making.

NetSol made a significant move by acquiring the US based software company, McCue Systems, Inc., in June 2006. The acquisition of McCue Systems has provided NetSol a very strong and seasoned management team with a mature, profitable, business with business in the United States.

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

The gross profit was $10,296,968 for the nine months ending March 31, 2007 as compared with $8,077,272 for the same period of the previous year. The gross profit percentage has decreased 7.8% to 50% in the current fiscal year from 58% for the nine months ended March 31, 2006. The cost of sales was $10,408,679 in the current nine months compared to $5,962,913 in the prior period ended March 31, 2006. The costs of sales increased due to the full integration of McCue’s high-cost developers based in the US. This has adversely affected overall gross margins. As a percentage of sales, the cost of sales was 50% for the nine months and 42% in the prior nine months ended March 31, 2006.

Operating expenses were $9,539,515 for the nine months ending March 31, 2007 as compared to $6,848,682, for the corresponding period last fiscal year for an increase of $2,678,379. The increase is mainly attributable to increased selling and marketing activities and the full integration of McCue Systems. As a percentage of sales, operating expenses decreased to 46% from 49% in the prior nine-month period. Depreciation and amortization expense amounted to $1,491,142 and $1,711,771 for the nine-month period ended March 31, 2007 and 2006, respectively, reflecting the intangible assets purchased from the CQ Systems acquisition in February 2005 and the McCue acquisition in June 2006; as well as some of the intangibles fully amortized as of June 30, 2006. Combined salaries and wage costs were $3,361,758 and $1,686,726 for the nine month period ended March  31, 2007 and 2006, respectively, or an increase of $1,675,032 from the corresponding period last year. As a percentage of sales, salaries were 16% as compared to 12% for the corresponding period last year. The addition of the new subsidiary, McCue Systems, three new sales offices in Pakistan, the sales office in China, increased board fees, increased travel and other expenses that supporting a large workforce entails.

Selling and marketing expenses were $1,545,503 and $1,190,906 for the nine months ended March 31, 2007 and 2006, respectively, an increase of $359,597. This reflects the Company’s growing sales and marketing efforts. The Company is in a growth phase and is increasing its overall sales and marketing activities. Sales and marketing was 7% of sales for the current nine months as compared to 8% in the corresponding period last year. Professional services expense increased to $774,203 in the nine-month period ended March 31, 2007, from $365,152 in the corresponding period last year. As a percentage of sales, professional services was 3.7% and 2.6% for the nine-month period ending March 31, 2007 and 2006, respectively.

Income from operations was $757,453 compared to $1,228,590 for the nine months ended March 31, 2007 and 2006, respectively. This represents a decrease of $458,683 or 37% for the nine-month period compared to the prior year.

Net loss applicable to common shareholders was $6,337,394 for the nine months ended March 31, 2007 compared to net income of $350,601 for the nine months ended March 31, 2006. The current nine-month period amount includes a net reduction of $1,374,081 compared to $699,872 in the prior period for the 49.9% minority interest in NetSol Connect, NetSol-TiG, and NetSol Omni owned by another party, and the 28.13% minority interest in NetSol PK. For the nine months ended March 31, 2007 and 2006, the Company also recognized $2,208,334 and $14,389 in beneficial conversion feature expense, $2,803,691 and $0 of amortized costs of debt, $180,890 and $0 of liquidation damages, and $33,987and $21,505 expense for the fair value of options and warrants issued. Net loss per share was $0.35, basic and diluted, for the nine months ended March 31, 2007 as compared net income per share of $0.02, basic and diluted for the corresponding period last year.

The net EBITDA loss was $3,424,338 compared to income of $2,394,163 after amortization and depreciation charges of $2,083,407 and $1,711,771, income taxes of $126,620 and $90,891, and interest expense of $543,342 and $240,900 respectively. With the addition of the non-cash charge for the amortized costs of debt of $2,803,691 and the beneficial conversion feature expense of $2,208,334 the adjusted proforma EBITDA income would be $1,587,687 for the nine months ended March 31, 2007 and the adjusted proforma EBITDA earnings per share, basic and diluted, would be $0.09. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $3,382,970 at March 31, 2007 compared to $2,390,245 at March 31, 2006.

The Company’s current assets as of March 31, 2007 were 49.08% of total assets, compared to 54.27% as of March 31, 2006. In addition, our working capital (current assets minus current liabilities) was $10,892,334.

Net cash used for operating activities amounted to $4,250,042 for the nine months ended March 31, 2007, as compared to $737,357 for the comparable period last fiscal year. The decrease is mainly due to a decrease in prepaid expenses, other assets, accounts payable and the other payable - acquisitions.

Net cash used by investing activities amounted to $1,338,029 for the nine months ended March 31, 2007, as compared to $4,568,666 for the comparable period last fiscal year. The difference lies primarily in the purchase of subsidiary which increased intangible assets and the purchase property and equipment during the current fiscal year. The Company had purchases of property and equipment of $1,282,427 compared to $2,063,284 for the comparable period last fiscal year.

Net cash provided by financing activities amounted to $6,401,114 and $6,232,741 for the nine months ended March 31, 2007, and 2006, respectively. The current fiscal period included the cash inflow of $30,093 compared to $1,400,000 from issuance of equity and $704,250 compared to $384,062 from the exercising of stock options and warrants. In addition in the preceding year, the Company received net proceeds of $4,031,001 from the sale of a subsidiary’s common stock in an IPO on the Karachi Stock Exchange. In addition the Company had net proceeds on loans and capital leases of $874,128 as compared to $417,678 in the comparable period last year.

The Company plans on pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and beef-up marketing and sales activities in strategic markets. The strong growth in earnings and the signing of larger contracts with Fortune 500 customers largely depends on the financial strength of NetSol. Generally, the bigger name clients and new prospects diligently analyze and take into consideration a stronger balance sheet before awarding big projects to vendors. Therefore, NetSol would continue its effort to further enhance its financial resources in order to continue to attract large name customers and big value contracts. The company attracted 5 new institutional investors in 2006 that invested $5.5 million, raising its institutional investor base to over 15%. There are over 7.7 million employees and officers options unexercised and over 2.6 million investor warrants remaining to be exercised.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

•
The second payment of McCue Systems would be due based on the formula of ‘earn out’. This could be in the range of $1.0 million to $2.0 million in cash and common stock. This is based on an earn out structure and the company expects to fund it through internal cash flow;

•	Notes payable and related interest for approximately $717,890;

•	Liquidity damages owed to convertible note holders of approximately $96,556;

•	Working capital of $1.0 million for UK business expansion, new business development activities and infrastructure enhancements.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities.

In January 2007, 3,942 shares of common stock were issued to an accredited investor as payment for services provided. The shares were issued in reliance on rule 4(1) of the Securities Act of 1933.

In March 2007, 68,571 shares of common stock were issued to an individual accredited investor as part of a private placement of shares of common stock which took place in August 2004. The shares had not been issued at the time of the subscription. This issuance was made in reliance on an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

In January 2007, 51,380 shares of common stock were issued to 5 accredited investors as dividends due under the terms of the Series A 7% Cumulative Convertible Preferred Stock. This issuance was made in reliance on an exemption from registration pursuant to rule 4(1) and Regulation S of the Securities Act of 1933, as amended.

In January 2007, 48,402 were issued to two non-U.S. resident consultants as partial consideration for services rendered. The shares were issued in reliance on an exemption from registration available pursuant to Regulation S of the Securities Act of 1933, as amended.

During the quarter ended March 31, 2007, the Company issued 396,394 shares of its common stock for the exercise of options valued at $670,473.

In March 2007, 242,424 shares of common stock were issued upon the conversion of 400 shares of preferred stock.

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

Reports on Form 8-K.

a) On January 3, 2007, NetSol Technologies, Inc. filed a current report announcing the departure of Jim Moody as director of the Company and the appointment of Mark Caton to fill the vacancy left by Mr. Moody.

b) On February 5, 2007, NetSol Technologies, Inc. filed a current report containing the contents of its press release announcing the results of operations and financial conditions of it subsidiary, NetSol Technologies, Ltd., for the quarter ended December 31, 2006.

c) On February 13, 2007, NetSol Technologies, Inc. filed a current report containing the contents of its press release announcing the results of operations and financial conditions for the quarter ended December 31, 2006.

d) On March 14, 2007, NetSol Technologies, Inc. filed a current report on Form 8-K including a power point presentation used by the Company to a potential group of investors at the B. Riley & Company’s annual investor conference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: May 8 , 2007	/s/ Najeeb Ghauri
NAJEEB GHAURI Chief Executive Officer

Date: May 8, 2007	/s/ Tina Gilger
TINA GILGER
Chief Financial Officer