Form 10KSB
period 2007-06-30
NETSOL TECHNOLOGIES INC
filed 2007-09-20
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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
NASDAQ CAPITAL MARKET

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
Yes ☐ No ☒

Registrant's revenues for the fiscal year ended June 30, 2007 were $29,282,086.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $23,878,944 as of September 13, 2007.

As of September 13, 2007, Registrant had 21,374,922 shares of its $.001 par value Common Stock issued and outstanding and 4,130 shares of its Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

		PAGE
	PART I
Item 1	Business	1
Item 2	Properties	22
Item 3	Legal Proceedings	23
Item 4	Submission of Matters to a Vote of Security Holders	23

PART II

Item 5	Market for Common Equity and Related Stockholder Matters and Small Business
	Issuer Purchases of Equity Securities	24
Item 6	Management's Discussion and Analysis and Plan of Operations	25
Item 7	Financial Statements	37
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
Item 8A	Controls and Procedures	37
Item 8B	Other Information	37

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act	39

Item 10	Executive Compensation	41
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions	54

PART IV

Item 13	Exhibits and Reports on Form 8-K	55
Item 14	Principal Accountant Fees and Services	57

PART I

This Form 10-KSB contains forward looking statements relating to the development of the Company's products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe," "expect," "anticipate," "intend," variations of such words, and similar expressions, identify forward looking statements, but their absence does not mean that the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the progress and costs of the development of products and services and the timing of the market acceptance.

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (“NetSol” or the “Company”) is global information technology solution provider. NetSol’s global resource base includes diversely qualified and experienced resources across software development, project management, operations & multiple products or services offerings. NetSol helps clients to identify, evaluate and implement technology solutions to meet their strategic business challenges and maximize their bottom line. By utilizing its worldwide resources, NetSol delivers high-quality, cost-effective equipment and vehicle finance portfolio management solutions. The Company also delivers managed IT services ranging from consulting and application development to systems integration and development outsourcing. NetSol’s commitment to quality is demonstrated by its achievement of both ISO 9001 and SEI (Software Engineering Institute) CMMi (Capability Maturity Model) Level 5 assessment, a distinction shared by only 94 companies worldwide. The Company’s clients include global automakers, financial institutions, technology companies and governmental agencies. NetSol’s largest customers, DaimlerChrysler Services and Toyota, rank the Company as a preferred vendor in more than 40 countries. Founded in 1996, NetSol is headquartered in Calabasas, California. NetSol Technologies also has operations and/or offices in: Horsham, United Kingdom; the San Francisco Bay Area, California, USA; Adelaide, Australia; Beijing, China; Lahore, Islamabad, Rawalpindi and Karachi, Pakistan; and, Bangkok, Thailand.

COMPANY BUSINESS MODEL

NetSol offers a broad spectrum of IT products and IT services which management believes deliver a high return on investment for its customers. NetSol has nearly perfected its delivery capabilities by continuously investing in maturing its software development and Quality Assurance (“QA”) processes. NetSol believes its key competitive advantage is its ability to build high quality enterprise applications using its offshore development facility in Lahore, Pakistan while also utilizing our facility in Beijing, China. A major portion of NetSol’s revenues are derived from exports in general and LeaseSoft in particular. The use of the facility in Pakistan as the basis for software development, configuration and professional services represents a cost-effective and economical cost arbitrage model that is based on the globally acclaimed advantages of outsourcing and offshore development. In the areas of professional services, the Company is now changing its focus from just being a custom development facility to offering high end services like systems integration and technology consulting services. NetSol management believes that the use of this model will only further benefit the Company in its penetration of US, European, developed and developing country markets. NetSol’s subsidiary, NetSol Technologies Limited, is listed on the Karachi Stock Exchange (NETSOL).

The two recent acquisitions in Horsham in the United Kingdom and in Burlingame, California in the United States, add an onshore development capacity. The capacity and capability of these locations provide the Company with contingency development capability in the event of any unforeseen crises at the Lahore facility. So far, the Lahore development facility has operated smoothly without any interruption since 1996. Currently about 80% of the Company’s software development takes place in the Lahore technology campus with the remaining 20% in the US and UK.

Achieving Software Maturity and Quality Assurance.

NetSol, from the outset, invested heavily in creating a state of the art, world-class software development capability. A series of QA initiatives resulted in both ISO 9001 certification as well as a CMMi level 5 assessment. These assessments solidify NetSol’s project delivery ability as well as permit the Company to target market segments consisting of organizations and corporations who prefer to work with software providers having the ultimate quality standard, CMMi Level 5 rating. Achieving these CMMi targets required dedication by all levels of the Company.

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

The Company has always strived to improve quality in every aspect of its business. This quality drive, based on the Company’s vision, trickles down from the top to the lowest levels in the organization. The Company believes that it is this quality focus that enabled the Company’s software development facility to become the first ISO 9001 certified software development facility in Pakistan in 1998. This accomplishment marked the beginning of the Company’s continuing long term program towards achieving the higher challenges of SW-CMMI. Thanks to the dedication of the Company’s employees, it is the first ever to reach CMMi level 5 in Pakistan. Achieving the ultimate quality standard of CMMi Level 5 has been one of the most significant milestones in the history of NetSol and the company now joins the ranks of select club of global IT giants like IBM, Boeing, Infosys, and Lockheed Martin offering the highest quality of products and services. According to SEI there are less than 100 companies in the world claiming certification of CMMi Level 5.

The Company is divided into two groups, the Global Product Group and the Global Services Group; and three regions: North America; Europe, Middle East and Africa (“EMEA”); and, Asia Pacific (“APAC”).

The North American Region is headed by John McCue, as President of NetSol McCue, based in Burlingame, California. NetSol McCue has 35 years of experience in developing business solutions for the equipment and vehicle leasing industry as a provider of lease/loan portfolio management software for banks, leasing companies and manufacturers. Its flagship product, LeasePak, simplifies lease/loan administration and asset management by accurately tracking leases, loans and equipment from origination through end-of-term and disposition. The LeasePak brand is recognized in the US and Canadian marketplace and is configured to handle the unique tax and regulation requirements of North America. LeasePak is complementary to NetSol’s LeaseSoft offering and its geographic specificity complements LeaseSoft in regions in which LeaseSoft does not currently have coverage or domain support knowledge. In order to best leverage the cost arbitrage and enhance gross margins, NetSol US operations (after the McCue acquisition) has already begun training 15 developers and programmers in the Lahore development facility to reduce dependency in the high-cost base in Silicon Valley. The integration of both back end and front end of McCue with NetSol is on track. The Company will continue to use NetSol McCue as a platform for introduction of LeaseSoft to the U.S. market.

NetSol McCue provides the leasing technology industry in the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. And for scalability, NetSol McCue offers the LeasePak Bronze, Silver and Gold Editions for systems and portfolios of virtually all sizes and complexities. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors, including such companies as Cisco, Hyundai, JP Morgan/Chase, KeyCorp Leasing, City National Bank, Bank of Tokyo Mitsubishi, La Salle National Bank, Terex Corp., National City Capital Corp., ORIX, and Volkswagen Credit.

With common customers and common goals, we believe that NetSol McCue provides a complimentary North American presence to our global offering of software and services to the lease and finance industry. Not only does this provide a U.S. base of operations and footprint for NetSol, but makes NetSol the only company focusing on the commercial and consumer lease/finance marketplace with actual live implementations within nearly every region of the globe, including, U.S., Canada, Europe, Asia-Pacific and the far-East. With NetSol McCue, NetSol now has a regional asset finance solution suitable for the biggest auto and equipment finance commercial markets of North America.

The EMEA Region, headed by former NetSol Chief Executive Officer, Naeem Ghauri, continues to capitalize on the 2005 acquisition of CQ Systems Ltd. (now NetSol-CQ). As a result of the acquisition, NetSol has access to a broad European customer base using IT solutions complementary to NetSol’s own LeaseSoft product suite. NetSol continues to leverage NetSol-CQ’s knowledge base and strong presence in the Asset Finance market to broaden the product and market reach within the UK and Continental Europe. NetSol-CQ’s strong sales and marketing capability has further helped NetSol gain recognition and positioning for the broader LeaseSoft suite of products.

The integration of the former CQ Systems with NetSol has been smooth and consistent with NetSol’s planned strategy. During the early part of 2007, NetSol-CQ entered the second phase of integration by increasing its offshore development capability by 100%, through expansion of its Lahore based team. The Company expects to enhance this further during the year, improving productivity and net margins.

New products introduced in the last quarter included: LeaseSoft Auto-Decision Engine, developed to provide automation of credit checking and underwriting for standards based financial products, and LeaseSoft EDI, introduced to facilitate process automation between business introducers and funders. These enhancements to LeaseSoft Asset complement product releases earlier in the year; LeaseSoft Portal introduced to support online access to proposals and form the foundation of web-based origination systems and LeaseSoft Document Manager introduced to facilitate the automation production and distribution of proposal documentation, including indexation and branding of all outboard and inbound documents. All new products and enhancements have been well received by the market with sales and successful implementations during the fiscal year. The EDI, Auto-Decision and Origination projects were delivered on time and to budget and LeaseSoft Evolve with its first sale to Kennet Equipment Finance, was implemented in record time (LeaseSoft Evolve is, targeted at small portfolio companies with 250 to 2,500 agreements is a software package designed to facilitate a simple and cost effective solution to support Asset Finance operations).

Product development continues to focus on expanding the product and market reach within the core competence of leasing and financial services creating the opportunity to broaden the product and services offerings and increasing revenues for the end-to-end life cycle management on lease-based contracts.

The introduction of new products and services contributed to the Company’s growing success in Europe with leading banks adopting the LeaseSoft Asset application suite as their end-to-end Asset Finance software solution. These organizations are continuing to invest to further develop their business origination systems to achieve competitive advantage in the marketplace.

In parallel with the introduction and new products and services NetSol-CQ has further strengthened its core competences in leasing domain knowledge and in Microsoft and Oracle based technologies which form the basis of all its new developments, to meet the ongoing demand for high quality professional services.

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

NETSOL APAC OPERATIONS

Our off-shore development center, and indeed the center of the Company’s services and software operations, the APAC region is headed by former President of NetSol and current Chief Executive Officer of NetSol PK (the Company’s Pakistan subsidiary), Salim Ghauri. The Asian continent, Australia and New Zealand, from the perspective of LeaseSoft marketing, are targeted by NetSol Technologies from its Lahore subsidiary, its offices in Australia, Thailand and Beijing, China. NetSol PK has continued to grow its service contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them focused solely on software development and engineering.

This year, APAC has gone a step further by providing both consultancy services to organizations so as to improve their quality of operations and services and, winning strategically important assignments with the E-Governance domains for organizations of national significance in Pakistan. These clients include private as well as public sector enterprises. In response, APAC has created a new division known as NDD - NetSol Defense Division in Islamabad. There is a sizable budget allocated by the government of Pakistan to automate and use new technologies and systems. NetSol is in a sound position to win some of these high ticketed projects.

APAC has entered into a major new development project at the provincial level to support the data entry and projects management of Land Revenue Systems. This is a very new opportunity that has been funded by World Bank to reform the land management system in Pakistan. This development project positions NetSol to win potentially very large size projects.

IT Consulting & Services

Information technology services are valuable only if they fulfill the business strategy and project objectives set forth by the customer. NetSol’s expert consultants have the technical knowledge and business experience to ensure the optimization of the development process in alignment with basic business principles. The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers' strategic objectives. Its service offerings include IT Consulting & Services; NetSol Defense Division; Business Intelligence, Information Security, Outsourcing Services and Software Process Improvement Consulting; maintenance and support of existing systems; and, project management.

Outsourcing involves operating all or a portion of a customer's technology infrastructure, including systems analysis, system design and architecture, change management, enterprise applications development, network operations, desktop computing and data center management.

IT Consulting & Services in Pakistan has included a first entrant advantage into the e-government sector for both provincial and federal governments and armed forces automation projects. The development of solutions for clients has resulted in the development of vertical offerings catering to various industries and accordingly, diversifying NetSol’s offerings. These verticals have been used successfully in Pakistan to provide services for the Motor Transport Management System, Land Record Management System, Legislature, computer based trainings, enterprise content management, unit management systems, e government and defense.

The NetSol Defense Division (NDD), founded in 2005, specializes in providing solutions for improvement and optimization of business operations of the defense and military forces, particularly for ERP, office automation and non-warfare operations. Since late 2006, the division has undertaken research and development in collaboration with various partners for warfare and similar operations management systems. With a unique blend of experienced and highly skilled IT specialists and managers, and most importantly the domain expertise from the defense sector itself, NDD has positioned itself as a platform-independent system integration partner for the unique mission requirements of the defense and intelligence communities within Pakistan. The NDD is currently undertaking the following projects for this sector: Unit Management System, an initiative for the automation of administrative functions for the Pakistani Army, helping to realize the Army’s key objective of improving productivity and efficacy of the units of the Pakistani Army; Academy Information Management System for the Pakistan Military Academy, one of the top rated military institutes in the world; and, Network Centric Warfare (NCW) working to provide an information grid which provides a seamless integration of sensors, weapons, and decision makers through a common operating environment and mission applications built in compliance with laid down inter-operability standards.

Business Intelligence (BI) solution providers must have both the capability to service BI customers using its own resources but also service the customers of international affiliates in the APAC region. Typical BI projects run into several years of phased implementation and rely on expensive international resources with a very restricted and limited accessibility. As such, management believes, that NetSol’s competitors compromise on quality by turning BI projects into IT projects, which is a recipe for failure. Our strategy is simple; we identify the business pins of our potential customer and involve our industry domain experts directly with business managers at the client side. This results in ownership of the project with the business group rather than the IT group which is involved in the overall initiative only from a support and facilitation standpoint.

NetSol’s service capability has expanded to Basel II compliance. The Basel II Accord is a mandate by the Bank for International Settlements (BIS) requiring banks around the world to introduce processes and systems in their organization that will more effectively control and manage their enterprise wide risk. Basel II has introduced “risk differentiation” by allowing banks to hold capital reserves directly proportional to the amount of credit risk they are taking. Further, the accord has introduced a capital charge for operational risk. SunGard is the world’s number one software company for the financial industry with a comprehensive range of solutions. NetSol formed a strategic alliance with SunGard in April 2006, and launched its Basil II solutions with a jointly sponsored seminar in Karachi. The strong Basel II implementation know-how of NetSol’s BI consulting group combined with the world’s foremost software in the risk and financial industry makes NetSol, in management’s opinion, the world’s strongest and most proficient Basel II service in Pakistan.

Information Security services is provided by NetSol INFOSEC Unit. This unit provides services to secure all corporate information and its supporting processes, systems and networks. NetSol’s Information Security Services is a group of vendor-neutral, dedicated security consultants with real-life field experience. The INFOSEC group utilizes industry standard security best practices coupled with best-of-breed products to deliver proven and robust Information Security Management Systems (ISMS). Services include: managed security services provider; BS-7799/ISO 27001 Compliance Life-cycle services; information security assessment; penetration testing and vulnerability assessment; disaster recovery planning; and, network architecture design, deployment and management.

Software Process Improvement Consulting is provided by NetSol to companies in Pakistan through an independent division. The division provides quality engineering and related consulting services to technology companies. These activities are broadly developed under the guidelines of SEI based CMMi processes as well as the information security consulting practices. Currently, NetSol is one of the few companies authorized by Pakistan Software Export Board (PSEB) for BS7799/ISO 27001 consulting practices in Pakistan as well as complete life cycle consulting for CMMi.

All of these services are available for the US and UK market. More particularly, the company’s U.S. division has developed a broad range of services aimed at LeasePak customers. These include customized report writing, system reconfiguration, upgrade support, integration support, and business process reviews and process re-engineering.

LeaseSoft

The Company develops advanced software systems for the lease and finance industries. NetSol has developed “LeaseSoft” as a product for automated solutions pertaining to leasing and asset hire or purchase lifecycle management.

LeaseSoft, a robust suite of four software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The four software applications under LeaseSoft have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. NetSol recently added LeaseSoft Fleet Management System (FMS). The Company has already signed an agreement for FMS with a major automotive company in the Asia Pacific region.

LeaseSoft is a result of more than eight years of effort resulting in over 60 modules grouped in four comprehensive applications. These four applications are complete systems in themselves and can be used independently to exhaustively address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.

The constituent software applications are:

• Credit Application Processing System (CAP). LeaseSoft.CAP provides companies in the financial sector an environment to handle the incoming credit applications from dealers, agents, brokers and the direct sales force. LeaseSoft.CAP automatically gathers information from different interfaces like credit rating agencies, evaluation guides, and contract management systems and scores the applications against defined scorecards. This mechanized workflow permits the credit team members to make their decisions more quickly and accurately. Implementation of LeaseSoft.CAP dramatically reduces application-processing time in turn resulting in greater revenue through higher number of applications finalized in a given time. LeaseSoft.CAP reduces the probability of a wrong decision thus, again, providing a concrete business value through minimizing the bad debt portfolio. LeaseSoft.CAP is a database independent online system developed in Microsoft's .Net framework. Toyota Leasing Thailand and BMW Financial Services China are the first two clients of LeaseSoft.CAP. The benefit of LeaseSoft.CAP being an online system is that it can be run from any PC with normal specifications as long as there is an internet connection.

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

• Fleet Management System (FMS). LeaseSoftFMS is designed to efficiently handle all fleet management needs. FMS is easily integrated with LeaseSoftCMS and WFS as well as with any third party contract management system to ensure a single comprehensive system. FMS’ key features include: a detailed tracking information on every driver and vehicle; customizable reports; periodic reporting on fleet related aspects; internet based access to information; integration with third party software; and, linkage to GPS for real time tracking.

Typically, NetSol’s sales cycle for these products ranges between three to six months. NetSol derives its income both from selling the license to use the products, as well as, from related software services. The related services include requirement study/gap analysis, customization on the basis of gaps development, testing, configuration, installation at the client site, data migration, training, user acceptance testing, supporting initial live operations and, finally, the long term maintenance of the system. Any changes or enhancement done is also charged to the customer. In the requirements study/gaps analysis, the NetSol LeaseSoft team goes to the client site to study the client’s business and functional requirements and maps them against the existing functionality available in LeaseSoft. LeaseSoft has now reached a stage where hardly, if any gaps, are identified as a result of such a study. In the customization phase, the gaps are made part of LeaseSoft through a development cycle. This development takes place in Lahore, Pakistan. Then the new as per requirement system is thoroughly tested. This phase also takes place in Pakistan. LeaseSoft is a highly parameterized configurable application and hence it is able to be configured according to the business of the customer. This phase can take place both onsite as well as in Lahore but is usually at least partially done in Lahore. Next, follows the installation of the system at client site. If the customer was using some other system and already has data in electronic form, then NetSol’s data migration team migrates this data from the old system to the LeaseSoft database. Data migration is a mix of both client site and Lahore based work. The client is also imparted training in the areas of business user training, functional business training and system administration training. Training is followed by user acceptance testing (UAT) where client nominated staff and NetSol consultants test the system against the customer business requirements. After UAT, the system is put in normal business use. LeaseSoft is a mission critical software, and the whole business operations, from the asset side of a finance/leasing company, hinge upon the performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. These practices enable NetSol to increase marginal revenue in a proportion larger than the marginal cost incurred.

License fees can vary generally between $300,000 up to $1,000,000 per license per module. There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the company; number of business users; and, branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. However, revenue from sale of licenses with major customization, modification, and development is recognized on percent of completion basis. Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of “Unit of Work Completed.” The annual maintenance fee, which usually is an agreed upon percentage of overall monetary value of the implementation, then becomes an ongoing revenue stream realized on yearly basis.

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

NETSOL NORTH AMERICA OPERATION - NetSol McCue, Inc.

In June 2006, NetSol acquired the issued and outstanding shares of McCue Systems, Inc., (now “NetSol McCue”) a California corporation located in Burlingame, California.

NetSol McCue provides the leasing technology industry in the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. And for scalability, NetSol McCue offers the LeasePak Bronze, Silver and Gold Editions for systems and portfolios of virtually all sizes and complexities. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. NetSol customers include such companies as Cisco, Hyundai, JP Morgan/Chase, KeyCorp Leasing, City National Bank, Bank of Tokyo Mitsubishi, La Salle National Bank, Terex Corp., National City Capital Corp., ORIX, and Volkswagen Credit.

NetSol McCue, the company’s U.S. division, has commenced the rollout of a full suite of IT outsourcing services and customized development solutions to the North American equipment finance technology market. The services offering will leverage 30 plus years of equipment leasing and lending experience. While the division's Client Consulting Services department has long offered NetSol McCue customers a range of business process engineering services, the new offering package will greatly expand the menu of available services to meet market needs. New services to be offered will include customized application development, a full range of Quality Assurance (QA) services, customized strategic report design, and business intelligence tool development. Leveraging well-established relationships with users of the division's flagship application, the IT Services team will market to these existing customers, then to adjacent groups within customer organizations, eventually building out to a full, industry-wide sales and marketing strategy.

With common customers and common goals, we believe the acquisition of McCue provides a complimentary North American presence to our global offering of software and services to the lease and finance industry. Not only does this provide a U.S. base of operations and footprint for NetSol, but makes NetSol the only company focusing on the commercial and consumer lease/finance marketplace with actual live implementations within nearly every region of the globe, including, U.S., Canada, Europe, Asia-Pacific and the far-East. With the McCue’s acquisition, NetSol now has a regional asset finance pm solution to suitable for the biggest auto and equipment finance commercial markets of North America.

NETSOL EMEA OPERATIONS - NETSO-CQ Ltd., UK.

In February 2005, NetSol acquired 100% of CQ Systems Ltd., (“NetSol-CQ”) an IT products and service company based in the UK. As a result of this acquisition, NetSol has access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol plans to leverage CQ’s knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe. CQ’s strong sales and marketing capability would further help NetSol gain immediate recognition and positioning for the LeaseSoft suite of products.

NetSol-CQ’s integration has included the continued leverage of the Company’s high quality but lower cost resources in its offshore development center in Lahore, Pakistan. This phase of the transition plan has been completed whereby a dedicated team of software engineers and testers have been trained on CQ product suite and most of the quality assurance, documentation and some of the CQ products core software development activities have been transitioned to Lahore. NetSol-CQ has been able to implement significant productivity and cost improvements which have included realizing the higher level of cost efficiencies of using the Lahore offshore facility for software development and quality assurance.

In November 2005, CQ was re-branded as NetSol-CQ and was launched into the UK market with new branding and logo. This was part of a global strategy to have consistency in our marketing collateral across the globe. All NetSol-CQ products have been re-branded as LeaseSoft and the Enterprise product would now be known as LeaseSoft Asset.

Like all NetSol companies, NetSol-CQ has seen its sales and revenues focus increasingly on total client services rather than on a purely, one-off, product based model. Roughly two-thirds of the new sales for NetSol-CQ came from products which did not exist when CQ was purchased by NetSol. The total client services model has seen an expansion from a solely back office based product to a greater front office focus. This front office focus tends to be highly customized as the initial interface for the customer. NetSol-CQ’s auto decision component was developed sooner than any competitors and together with its web-based portal, is one of the many front ends solutions that NetSol-CQ is implementing.

NetSol will continue to manage LeaseSoft pre-sales support and deliveries by having two specialized pools of resources for each of the five products under LeaseSoft. One group focuses on software development required for customization and enhancements. The second group comprises of LeaseSoft consultants concentrating on implementation and onsite support. Both groups are being continually trained in the domain of finance and leasing, system functionality, communication skills, organizational behavior and client management.

The Asian continent, Australia and New Zealand, from the perspective of LeaseSoft marketing, are targeted by NetSol Technologies from its Lahore subsidiary, its offices in Beijing, and it’s newly opened business and technical support office in Bangkok, Thailand. NetSol UK through its base in Horsham, United Kingdom, focuses on the European market. The marketing for LeaseSoft in USA and Canada is carried out directly by the Company.

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

NetSol office in Beijing, China

As part of the same strategy and focus on marketing LeaseSoft, NetSol established a sales office in Beijing, China, which acts as the sales and marketing front for NetSol in the People’s Republic of China and as the liaison office for its ongoing operations and implementation services for DaimlerChrysler Services, BMW and other clients in the country. The new Asia Pacific office is jointly managed by NetSol Technologies, Inc. and its wholly owned U.K. subsidiary, NetSol-CQ, Ltd.

NetSol ’s new office in Bangkok, Thailand

To further strengthen its presence in the Asia-Pacific market, and to provide exclusive services to its clients, the APAC region has recently established a support office in Bangkok, Thailand. This office is located at a prime location in Bangkok. The core responsibilities of this office are to enhance business through targeting potential customers and to provide technical support to its existing clients in Thailand.

Management believes that LeaseSoft has begun to be recognized as a unique, world-class product offering. This belief is based on the following instances:

•	11 new implementation contracts signed during the year.

•	Of these, 7 new contracts signed during the fourth quarter.

•	New names in the customer list, including Fiat Automotive Finance, CNH Capital, and a large automotive blue chip company in China.

•	The addition of the Fleet Management System to the LeaseSoft Suite.

The current LeaseSoft client base includes DaimlerChrysler Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Mercedes-Benz Finance Japan, Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Mauritius Commercial Bank, Finlease Company Limited, CNH Capital Australia, Fiat Automotive Finance China, a Large Automotive Blue chip Company in China and BMW Financial Services in China.

NetSol is the only Leasing and Finance Solution Provider for automotive finance companies providing support to Chinese clients locally from within the branch offices in China and Thailand.

NetSol also maintains a LeaseSoft specific product website www.leasesoft.biz. This product website is also available in the Chinese and Thai languages at http://www.leasesoft.biz/chinese and http://www.leasesoft.biz/thai.

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

PTS was originally developed on two tier client server technologies and was designed to provide full process automation and decision support in the front, middle and back offices of treasury and capital markets operations. On an internal review of PTS post acquisition, it was decided to re-write the system within .NET technologies, bringing the system into the leading edge n-tier/browser-based environment. The project name for this program is InBanking™.

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

The development of the beta version of InBanking is now completed and NetSol is currently seeking a bank or financial institution to act as pilot development partners for the beta version of InBanking™ to support their specific requirements.

LeaseSoft Portals and Modules in 2007

Our EMEA division developed new products and modules including:

LeaseSoft Portal- introduced to support online access to proposals and for the foundation of web-based origination systems

LeaseSoft Document Manager- introduced to facilitate the automation production and distribution of proposal documentation, including indexation and branding of all outboard and inbound documents.

LeaseSoft Auto-Decision Engine- developed to provide automation of credit checking and underwriting for standards based financial products

LeaseSoft EDI Manager- introduced to facilitate process automation between business introducers and funders

Evolve- launched to provide an entry level software package for own book brokerages and small to medium size funders.

LeasePak Productivity Suite

In 2005, McCue Systems developed the LeasePak Productivity Suite as an additional companion set of products to operate in conjunction with the LeasePak licensed software. This toolset enables the LeasePak user to leverage the power of the system to streamline originations, integrate the dealer/vendor network, automate documentation, enhance customer service, manage risk, and control infrastructure overhead. In 2007, LeasePak 6.0a was released for general availability and has gone into production for use at 2 major clients.

The components of the LeasePak Productivity Suite are:

Channel IT- A web-based front end origination channel manager, ChannelIT provides a browser-based origination tool for use by the remote sales force as well as the broker/dealer network and vendor partners. Using ChannelIT’s seamless interface to LeasePak, contract originators and operational personnel have instant access to credit information, terms, and conditions, reducing acceptance times and eliminating costly data re-entry.

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

View IT- A complete business intelligence toolset to give the customer the information required to monitor its lease/loan portfolios. ViewIT provides streamlined strategic reporting, easy-to-use ad-hoc reporting, plus a data warehouse and executive dashboard to identify trends, manage risk, and assure compliance for using real-time strategic information.

Serv IT- LeasePak’s customer web portal enables users to offer customers the convenience of web-based account self-management. The lessor benefits from reduced help desk costs as customers use the web to, amongst other tasks, check payments, update account information, and request payoff quotes.

AcquireIT - A powerful data management and business development tool that enhances the ability of LeasePak users to generate business with each other. This add-on allows equipment leasing entities to greatly reduce the overhead in time and resources required to buy and sell aggregated contracts and/or portfolios, giving LeasePak users a competitive advantage over users of other portfolio management systems.

With the release of LeasePak 6.0, users have new options for navigation and reporting. Additionally, new capabilities have been incorporated into the product:

•   Business Development Module: Streamlines the exchange of aggregated finance contract portfolios between LeasePak users.

•   Commercial Lending Module: Adds core functionality for the management of commercial loans.

•   Asset Focus Module: Provides new options for users to enhance asset accounting and reporting options.

NetSol Technology Institute

Recently started by the Company, and formerly NetSol Omni, the NetSol Technology Institute (NTI) has been started with the goal of playing a vital role in the transition phase of the Pakistan IT industry by creating a pool of skilled IT human resources. NTI is aimed at building a strong educational base, initially as an institute, then branching out either as a wholly owned chain or franchise. NTI offers specialized career oriented trainings and workshops on the latest tools and technologies. The curriculum is based on current and future industry needs and resource requirements. The instructors are industry practitioners sharing their personal experiences during the training. NTI delivers training on different platforms including in-house training and third party arrangements. We hope to enter into collaborations with international industry consortiums for endorsement of our trainings.

Outsourcing Services-Extended Innovation (EI)

In November 2004, the Company entered into a joint venture agreement with The Innovation Group (“TiG”) whereby the TIG-NetSol (Pvt) Ltd., now Extended Innovation (EI) a Pakistani company, provides support services enabling TiG to scale solution delivery operations in key growth markets. TiG-NetSol operations are centered in NetSol’s IT Village, Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding. The outsourcing model between TiG and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), technical communication as well as project management for TiG software. Initiated with a 10 person outsourcing team in Lahore in February 2005, this arrangement has extended to a 120 person team in June 2007 with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from TiG.

Prominent TiG customers being serviced from EI include Allstate Insurance Canada, Avis Budget Car Rental Group USA, Norwich Union UK, Hertz UK, Aviva Canada, Erinaceous UK amongst others. Backed up by a dedicated 4Mbps fiber optic link and an additional 2Mbps wireless backup link for communication and teleconferencing, this arrangement will allow NetSol’s human resources to efficiently and effectively respond to additional outsourcing and offshore configuration work.

Growth Through Acquisition and Alliance

On June 30, 2006, NetSol completed its acquisition of McCue Systems, Inc., a California corporation (now NetSol McCue, Inc.). NetSol McCue has over 30 years of experience in developing business solutions for the equipment and vehicle leasing industry as a provider of lease/loan portfolio management software for banks, leasing companies and manufacturers. Its flagship product, LeasePak, simplifies lease/loan administration and asset management by accurately tracking leases, loans and equipment from origination through end-of-term and disposition. With common customers and common goals, we believe the acquisition of NetSol McCue provides a complimentary North American presence to our global offering of software and services to the lease and finance industry. NetSol McCue is expected to contribute about 25% of U.S. based revenue to the NetSol group revenue in 2008. Netsol now has a solid US operation based in Burlingame, California with over 40 key and established customers in North .America and a very seasoned team of 40 personnel led by the founder John McCue as the President of North American Operations.

Our recent acquisitions mark the implementation of our mergers and acquisition plan developed in mid-2004. In this plan, NetSol management identified mergers and acquisitions as potential methods of capitalizing on the demand of the Company’s flagship product, LeaseSoft, on infiltrating previously untapped or under-tapped markets, and as a means of launching its treasury banking software systems. The completion of these acquisitions now provides NetSol with positioning as the only software supplier in the leasing space with a global footprint of installed customers in each geographic region throughout the world. This, together with the visible turnaround in the services and outsourcing sectors in global markets, led to a growth strategy encompassing both organic growth and mergers and acquisitions. While the calendar year 2004, focused on capitalizing on organic growth and investing in building up the Company’s marketing and sales organization, the early part of 2005 saw a renewed focus on mergers and acquisitions.

The Company continues to explore mergers and acquisition opportunities with a focus on strategic acquisitions that provide immediate, strong, bottom line benefits. Management believes that an ideal target will fulfill one or many of these criteria: geographic synergy/providing a foot print in a market; unique and/or complimentary product lines; or complimentary or target customers in a previously untapped market. While there is no guaranty that an acquisition which appears to be sound will ultimately benefit the Company, management continues to analyze the price, value and market of any potential target. The model of targeting well established, profitable product companies, within NetSol’s domain, management believes, has proven successful with the both the CQ and McCue acquisition. Management believes this model can be replicated over the next three years.

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

NetSol is a member of the world’s largest equipment leasing association, the Equipment Finance Leasing Association of North America or ELA. Boasting more than 1,000 members, the ELA is a strong presence in this $250 billion North American market. Our U.S. Operations CEO, John McCue, is a member of the board of trustees of the Equipment Leasing and Finance Foundation, the U.S. equipment leasing industry’s most important reports and periodical journal.

Strategic Alliances

With its leadership position in technology and software development in Pakistan, NetSol has been actively involved in a number of partnerships with multiple international entities and corporations. These include joint ventures, systems integration, local services, as well as consulting for large enterprises. Some of NetSol’s partners in Pakistan are:

•  Oracle
•  Infor / Datastream
•  SunGard
•  Intaero
•  Intel
•  Microsoft Gold Partner
•  IBM
•  Sun Microsystems
•  HP
•  Internet Security Systems
•  FileNet
•  Business Objects
•  DaimlerChrysler Services
•  Innovation Group PLC UK

U.S. and UK partners include Field Solutions, Group 88 and Lease Dimensions.

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

EMEA’s strategic relationship with Field Solutions opened the Company’s opportunity to increase product sales of Evolve, particularly for brokers looking to start their own book. The Field Solutions strategic relationship has now been expanded through collaboration on Sales Pricing Tools to facilitate tax based leasing operations in the middle to big ticket market segment, further extending the regions’ product and market reach.

Technical Affiliations

The Company currently has technical affiliations as: a MicroSoft Certified GOLD Partner; a member of the Intel Solution blueprint Program; IBM Business Partner and, an Oracle Certified Partner.

Marketing and Selling

The Marketing Program

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product offerings in 2008 and beyond. The Company is aggressively growing the marketing and sales organizations in the United Kingdom, in conjunction with NetSol-CQ, in Pakistan and, with NetSol McCue, in the USA. Management believes that the year 2008 will follow 2006 and 2007 as a year for continued growth, the launching of footprints in new markets, and penetration of established markets such as North America, Asia Pacific and Europe.

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

A number of new marketing initiatives have either been launched or are in the pipeline. These programs are designed to create brand awareness and to deliver our message directly to our target group. As the company has evolved in the past three years, the number of product and service offerings has grown manifolds. The depth and breadth of our products and services would be more effectively marketed by participation in more industry events, advertising, holding seminars, delivering keynote addresses and creating more channel distribution. Our key marketing initiatives have been designed to transition the brand equity built by the NetSol McCue and NetSol-CQ brands to the Company as a whole.

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

Geographically, NetSol has operations on the West Coast of the United States, Central Asia, Europe, and Asia Pacific regions.

During the last two fiscal years, the Company's revenue mix by major markets was as follows:

	2007	2006
Asia Pacific Region (NetSol Technolgies, Ltd., NetSol TiG, Abraxas)	61.04%	55.34%
Europe (NetSol-CQ, UK Ltd.)	18.72%	39.67%
North America (NetSol Technologies, Inc., NetSol McCue)	16.92%	0.24%
Telecom Sector (NetSol Connect)	3.32%	4.75%
Total Revenues	100.00%	100.00%

Fiscal Year 2006-2007 Performance Overview

The Company has effectively expanded its development base and technical capabilities by training its programmers to provide customized IT solutions in many other sectors and not limiting itself to the lease and finance industry.

NetSol Technologies Ltd. (“PK Tech”)

Our off-shore development facility continues to perform strongly and has enhanced its capabilities and expanded its sales and marketing activities. In May 2004, NetSol inaugurated its newly built Technology Campus in Lahore, Pakistan. The state-of-the-art, NetSol building currently houses over 600 employees and has become the engine of NetSol’s business model providing world class IT talent and a cost arbitrage that is attractive to western customers. This state of the art technology campus has become the envy of the industry as being the only and first CMMi level 5 company in Pakistan.

The Lahore operation supports the worldwide customer base of the LeaseSoft suite of products and all other product offerings. NetSol has continued to lend support to the Lahore subsidiary to further develop its quality initiatives and infrastructure. The development facility in Pakistan, being the engine which drives NetSol worldwide, continues to be the major source of revenue generation. The Pakistan operation contributed 51% of the 2007 revenues with $14.8 million in revenues for the current year with a net profit of $4.7 million before adjusting the minority interest. This was accomplished primarily through export of IT services and product licensed to both the domestic and overseas markets.

While available to support its product and services base on a world-wide basis, NetSol Technologies Ltd.’s selling and marketing efforts are focused on Asia Pacific, China and Middle East. In China, the company has established a business office in the capital city of Beijing from which it expects to have more business in the future. A new business office in Bangkok, Thailand, was added in order to provide business and technical support for the Company’s Thai based customers.

NetSol has signed on new customers for LeaseSoft as well as for bespoke development services. For LeaseSoft the following new projects were earned by the Company:

•	11 new implementation contracts signed during the year.

•	Of these, 7 new contracts signed during the fourth quarter.

•	New names in the customer list, including Fiat Automotive Finance, CNH Capital, and a large automotive blue chip company in China.

•	The addition of the Fleet Management System to the LeaseSoft Suite.

The current LeaseSoft client base includes DaimlerChrysler Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Mercedes-Benz Finance Japan, Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Mauritius Commercial Bank, Finlease Company Limited, CNH Capital Australia, Fiat Automotive Finance China, a Large Automotive Blue chip Company in China, and BMW Financial Services in China.

Information technology services are valuable only if they fulfill the business strategy and project objectives set forth by the customer. NetSol’s expert consultants have the technical knowledge and business experience to ensure the optimization of the development process in alignment with basic business principles. The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers' strategic objectives. Its service offerings include IT Consulting & Services; NetSol Defense Division; Business Intelligence, Information Security, Outsourcing Services and Software Process Improvement Consulting; maintenance and support of existing systems; and, project management.

EMEA

NetSol Technologies Limited, the Company’s UK subsidiary, was formed in fiscal 2003. Located in the heart of London, one of the world’s major banking and finance centers, the subsidiary is responsible for the Company’s activities in the UK, Europe and Middle East, and ongoing marketing and sales of the LeaseSoft portfolio of leasing solutions, and NetSol’s range of on and off-shore IT services.

In February 2005, NetSol acquired 100% of CQ Systems Ltd., (“NetSol-CQ”) an IT products and service company based in the UK. As a result of this acquisition, NetSol has access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol plans to leverage CQ’ knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe. CQ’s strong sales and marketing capability would further help NetSol gain immediate recognition and positioning for the LeaseSoft suite of products.

NetSol-CQ’s integration has included the continued leverage of the Company’s high quality but lower cost resources in its offshore development center in Lahore, Pakistan. This phase of the transition plan has been completed whereby a dedicated team of software engineers and testers have been trained on CQ product suite and most of the quality assurance, documentation and some of the CQ products core software development activities have been transitioned to Lahore. NetSol-CQ has been able to implement significant productivity and cost improvements which have included realizing the higher level of cost efficiencies of using the Lahore offshore facility for software development and quality assurance.

In November 2005, CQ was re-branded as NetSol-CQ and was launched into the UK market with new branding and logo. This was part of a global strategy to have consistency in our marketing collateral across the globe. All NetSol-CQ products have been re-branded as LeaseSoft and the Enterprise product would now be known as LeaseSoft Asset.

Like all NetSol companies, NetSol-CQ has seen its sales and revenues focus increasingly on total client services rather than on a purely, one-off, product based model. Roughly two-thirds of the new sales for NetSol-CQ came from products which did not exist when CQ was purchased by NetSol. The total client services model has seen an expansion from a solely back office based product to a greater front office focus. This front office focus tends to be highly customized as the initial interface for the customer. NetSol-CQ’s auto decision component was developed sooner than any competitors, and together with its web-based portal, is one of the many front ends solutions that NetSol-CQ is implementing.

NetSol will continue to manage LeaseSoft pre-sales support and deliveries by having two specialized pools of resources for each of the five products under LeaseSoft. One group focuses on software development required for customization and enhancements. The second group comprises of LeaseSoft consultants concentrating on implementation and onsite support. Both groups are being continually trained in the domain of finance and leasing, system functionality, communication skills, organizational behavior and client management.

The combined EMEA group contributed approximately $5.5 million in revenues during the current fiscal year or 19% of the Company’s revenues. The total net loss was, approximately, $832,000.

A few of EMEA’s recently signed agreements include:

* A major European bank agreed to acquire our premium finance broker portal in June 2007 and is set to go live before the end of calendar year 2007.

* Kaupthing Singer and Friedlander (“KSFPF”) selected NetSol-CQ to develop a fully integrated credit card payment and refund facilities. This project went live in fiscal 2007.

North America - NetSol McCue

NetSol McCue (formerly McCue Systems) provides the leasing technology industry in the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. And for scalability, NetSol McCue offers the LeasePak Bronze, Silver and Gold Editions for systems and portfolios of virtually all sizes and complexities. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. NetSol customers include such companies as Cisco, Hyundai, JP Morgan/Chase, KeyCorp Leasing, City National Bank, Bank of Tokyo Mitsubishi, La Salle National Bank, Terex Corp., National City Capital Corp., ORIX, and Volkswagen Credit.

NetSol McCue experienced a large number of upgrades from LeasePak to LeasePak 6.0 by Volkswagen Credit, Terex Corportion, LeaseDimensions, Inc., Group 88 Consulting, Key Equipment Finance, a Fortune 50 Blue-Chip worldwide IT provider, a major Fortune 100 bank, a major Korean auto manufacturer, and a major Fortune 500 bank.

NetSol McCue contributed approximately $5.0 million in revenues during the current fiscal year or 17% of the Company’s revenues. The total net profit was, approximately, $39,000.

TIG-NetSol (Pvt) Limited, Joint Venture - Extended Innovation

The joint venture of NetSol with a UK based IT solutions provider TiG, Plc. contributed approximately $2.6 million in revenue during the current fiscal year or 9% of the Company’s revenues. The total net profit was, approximately, $1.4 million before adjusting for the 49.9% minority interest in earnings.

In November 2004, the Company entered into a joint venture agreement with The Innovation Group (“TiG”) whereby the TIG-NetSol (Pvt) Ltd., now Extended Innovation a Pakistani company, provides support services enabling TiG to scale solution delivery operations in key growth markets. TiG-NetSol operations are centered in NetSol’s IT Village, Lahore, Pakistan. NetSol owns 50.52 percent of the new venture, with TiG owning the remaining 49.48 percent. The entities share in the profits of the joint venture on the basis of their shareholding. The outsourcing model between TiG and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), technical communication as well as project management for TiG software. Initiated with a 10 person outsourcing team in Lahore in February 2005, this arrangement has extended to a 120 person team in June 2007 with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from TiG.

Prominent TiG customers being serviced from EI include Allstate Insurance Canada, Avis Budget Car Rental Group USA, Norwich Union UK, Hertz UK, Aviva Canada, Erinaceous UK and many others. Backed up by a dedicated 4Mbps fiber optic link and an additional 2Mbps wireless backup link for communication and teleconferencing, this arrangement will allow NetSol’s human resources to efficiently and effectively respond to additional outsourcing and offshore configuration work.

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

NetSol Connect (Pvt) Ltd. will continue to seek to grow revenues. The revenue contribution for NetSol Connect was $972,000 or about 3% of 2007 revenues. The total net loss was $57,000 before adjusting the minority interest in losses.

LeaseSoft Sales

NetSol has signed on new customers for LeaseSoft as well as for bespoke development services. For LeaseSoft the following new projects were earned by the Company:

•	11 new implementation contracts signed during the year.

•	Of these, 7 new contracts signed during the fourth quarter.

•	New names in the customer list, including Fiat Automotive Finance, CNH Capital, and a large automotive blue chip company in China.

•	The addition of the Fleet Management System to the LeaseSoft Suite.

The current LeaseSoft client base includes DaimlerChrysler Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Mercedes-Benz Finance Japan, Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Mauritius Commercial Bank, Finlease Company Limited, CNH Capital Australia, Fiat Automotive Finance China, Large Automotive Bluechip Company in China and BMW Financial Services in China.

Technology Campus

Due to the Company’s large domestic and international growth, the NetSol development infrastructure has required expansion. Management and the Board have approved the construction of a new structure behind the current NetSol tower in Lahore. The new building will have potential to accommodate an additional 1,000 plus engineers and programmers. We are at a designing and permit processing stage. The estimated time for completion is mid-2009 and we have budgeted for the capital expenditures required for this expansion. Meanwhile, we have acquired offices adjacent to our campus to meet the growing demand and backlog for next 18 months. We expect to move into this space in mid-September 2007 to accommodate the growth in personnel.

The original Technology Campus was completed in May 2004 and the Lahore operations relocated to the facilities in May 2004. The facility was formally inaugurated by the Prime Minister of Pakistan H.E. Shaukat Aziz on March 4, 2005. By relocating the entire Lahore operation from its previously leased premises to the Campus, the Company saves approximately $150,000 annually. The campus has been declared a Software Technology Park by the Government of Pakistan. The Government has also financed the linking of the campus with the high speed fiber optic backbone capable of providing 155 MB internet bandwidth. The Internet bandwidth is effectively utilized to offer state of the art video conferencing and VOIP (Voice over IP) facilities for effective and seamless communication with our global customer base. Encompassing a covered area of more than 55,000 square feet and housing over 600 professionals, this is one of the largest such facilities for IT services in the region. In addition to being the headquarters for NetSol’s subsidiaries in Pakistan, it also serves the NetSol group’s global services and products development facility. The CMMi Level 5 rated facility ensures quality engineering practices to its clients across the globe. The campus site is located in Pakistan's second largest city, Lahore, with a population of six million. An educational and cultural center, the city is home to most of the leading technology oriented academia of Pakistan including names like LUMS, NU-FAST & UET. These institutions are also the source of quality IT resources for the Company. Lahore is a modern city with very good communication and solid infrastructure and road network. The Technology campus is located at about a 5-minute drive from the newly constructed advanced and high-tech Lahore International Airport. This campus is the first purpose built software building with state of the art technology and communications infrastructure in Pakistan. The investment made by the company in developing this technology campus is proving to be highly effective in attracting new business not only from global blue chip customers but also from the fast developing Pakistan market.

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

As of June 30, 2007, we had 766 full-time employees; comprised of 553 IT project and technical personnel in Pakistan, UK, Australia, and US; and 213 non-IT personnel in Pakistan, UK, Australia and US. The non-IT personnel include 59 employees in management, 49 employees in sales and marketing, 28 employees in accounting, 18 in customer support, and 59 in general and administration. There are a total of 59 part-time employees. None of our employees are subject to a collective bargaining agreement. Our telecom subsidiary NetSol Connect has 113 full time employees based in Karachi, Pakistan, which are included in the total full-time employee count.

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

Our competitors have not been as active in mergers and acquisitions as NetSol. This is mostly due to lack of funding for such acquisitions as most of the companies are privately held. Start ups have to gain traction over several years to make their products more robust and scalable and therefore find it difficult to compete on price and functionality. Additionally, our competition mostly are based in high cost locations in the US, UK and Europe as opposed to NetSol with its facility in Lahore. NetSol is now the only company in the leasing and finance solution space that provides regional solutions in North America, Europe and Asia Pacific. In addition, it is the only company in this space that is publicly listed and provides an offshore development infrastructure with CMMi level 5 accreditation.

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

Customers

Some of the customers of NetSol include: DaimlerChrysler Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Mercedes-Benz Finance Japan, Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Mauritius Commercial Bank, Finlease Company Limited, CNH Capital Australia, Fiat Automotive Finance China, a large automotive bluechip company in China and BMW Financial Services in China. In addition, NetSol provides offshore development and testing services to The Innovation Group Plc UK and their blue chip global insurance giants like Allstate, Cendent, etc. NetSol is also a strategic business partner for DaimlerChrysler (which consists of a group of many companies), which accounts for approximately 2% of our revenue. Toyota Motors (which consists of a group of many companies) accounts for approximately 9% of our revenues. No single client represents more than 10% of the revenue for the fiscal year ended June 30, 2007.

Some NetSol McCue, U.S. customers include: Volkswagen Credit U.S. & Canada; Cisco Capital; Hyundai Motor Finance; Keycorp Leasing; Bank of Tokyo Mitsubishi; Chase Equipment Finance; National City Commercial Credit; City National Bank; and, Terex Corporation. No individual NetSol McCue customer represents more than 10% of the revenues for the Company for the fiscal year ended June 30, 2007

As compared to the previous year, NetSol Technologies, Ltd. was able to materialize a number of services contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them were solely focusing on software development and engineering. This year, NetSol, has gone a step further by providing consultancy services to organizations so as to improve their quality of operations and services in addition to winning strategically important assignments within the E-Governance domain for organizations of national significance in Pakistan, including, Prime Minister’s office and the lower and upper houses of Parliament. These clients include private as well as public sector enterprises. Also, NetSol was successful in consolidating its standing as one of the preferred solutions provider for the Military sector and Defense organizations. The NetSol service portfolio has now diversified into a comprehensive supply chain of end to end services and solutions catering to BPR, consultancies, applications development, and systems engineering integration as well as other supporting processes for turnkey projects.

Web Presence

The Company is committed to regaining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet provides greater convenience and efficiency to customers and, in turn, to the Company. The Company receives 150,000 hits per month to www.NetSoltek.com. The Company also maintains a product specific website for LeaseSoft at www.leasesoft.biz and regional websites for NetSol Pakistan at www.netsolpk.com; NetSol-CQ at www.netsolcq.com; and, NetSol McCue at www.netsol-mccue.com.

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

Operations

The Company's headquarters are in Calabasas, California. Nearly 80% of the production and development is carried out at NetSol’s technology campus in Lahore, Pakistan. The other 20% of development is conducted in the Proximity Development Center or "PDC" in Horsham, UK and the U.S. development facility located in the Silicon Valley area of California. The marketing effort is shared and coordinated between the primary divisions operating at NetSol Technologies Ltd. in Lahore, Pakistan; NetSol UK, NetSol-CQ in the UK; and NetSol McCue in the U.S. US marketing operations are conducted through the parent and NetSol McCue. These are the core operating companies engaged in developing and marketing IT solutions and software development and marketing. An initiative is underway to unify the look and feel of all advertising, branding and marketing material.

NetSol UK, together with NetSol-CQ, services and supports the clients in the UK and Europe. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions. NetSol McCue, together with the parent, supports all of the North American customers.

Approximately 80% of programming and development occurs at NetSol’s world class and state of the art technology campus in Lahore, Pakistan. This facility which is the engine and nerve center for NetSol was awarded the highest gold standard of CMMi level 5 in 2006. Despite global unrest due to the Iraq war and international terrorism, as well as economic pressure due to skyrocketing oil prices, the economy of Pakistan has made a positive turn around. The economy of Pakistan has grown to over 8.6% in 2006 and over 8% in 2007 and it is expected to sustain the same trend for years to come. According to government figures, over the past four years, economic growth has averaged 7%; making Pakistan one of Asia’s fastest growing economies. For the first time in the history of Pakistan, the foreign exchange reserve has exceeded $15 billion in comparison with just below $2 billion in 2000. There has been a massive surge in FDI or foreign direct investments in Pakistan by foreigners. These investments have been in many sectors, including: industrial infrastructure, telecom, oil & gas, stock market and real estate. The stock market in Pakistan is the most bullish in the Asia Pacific region with market growth over 10 times to date (Karachi Stock Exchange on October 18, 2001 was at 1,103 points vs. about 12,500 recently). Pakistan, now a close US ally, is recognized by the western world as becoming very conducive and attractive for foreign collaboration and investments. The breakthrough ‘thawing’ of relationships between Pakistan and its biggest democratic neighbor, India, has stabilized the South East Asia region. This environment has raised the comfort and confidence of foreign investors and major US and European corporations to enhance their businesses in Pakistan. Due to many strategic measures and decisions by the government of Pakistan, the telecom sector has been privatized. Several new foreign telecom giants have made some serious investments in Pakistan. The biggest example is an U.A.E. based Telecom giant ‘EITESALAAT’ which acquired 26% or management control of ‘PTCL’ a government owned telecom company. Many other major state owned companies have been privatized attracting several big name global names such as Telenor of Norway and Warid Telecom of the Middle East. These companies have invested billions in the telecom sector in Pakistan. This reflects a true potential and tremendous growth opportunities in Pakistan. There has been a surge of international investors cashing on the growing privatization of some significant national assets and state run industries. Last year, Pakistan received a record $5.1 billion in foreign direct investments. A new class of entrepreneurs is emerging in Pakistan, adding to the country’s economic boom. This projects a very positive image and makes Pakistan a most conducive economy into which to invest. According to a report from World Bank ranking, most rank Pakistan as the 60th country in the ease of doing business ahead of both China and India.

The IT and telecommunication sector is the fastest growing sector in Pakistan mostly due to growing privatization, relaxed policies and a 15 year tax holiday on IT exports of services and products. These policies have strongly encouraged companies, like NetSol, to enhance its infrastructure and develop a solid and formidable team of IT professionals.

The Company is in an extremely strong position to continue to use this offshore model, which includes competitive price advantage to serve its customers. Due to all major improvements economically, politically and regionally, Pakistan’s perception is improving drastically in recent months. A few major names such as Microsoft, Oracle, Cisco, Tata Consulting Services (India) and many other major names have recently signed agreements for collaboration and alliances with Pakistani companies. NetSol’s few major successes achieved in 2007 were:

* The continued integration of NetSol McCue and NetSolCQ

* 5 new clients added in China, became the biggest single market

* A turnaround in our Australian market adding new names such as CNH Australia

* Launch of Thailand office

* Robust growth of NetSol’s joint venture with TiG, over 120 programmers dedicated

* Continued addition of blue chip customers such as Terex Corp, Fiat, Toyota Financial, IBM Global and Investec

Major US banks and brokerage houses such as Lehman Brothers and Merrill Lynch have been bullish on Pakistan’s economy as a whole and its IT sector in particular. Lehman Brothers, in 2006-2007 issued an industry report covering IT and BPO space in the emerging markets of S.E. Asia under title ‘New New Markets’ and highlighted Pakistan in general and NetSol in specific as the growth and emerging markets. This report was based on extensive due diligence done by Lehman Brother’s research group. The report projects Pakistan as a more favorable place to do business and profiled NetSol as the best IT company. This report addresses the country risks quite fairly and rated as ‘favorable’ country to do business and the next emerging IT destination. Merrill Lynch repeatedly favored the opportunities in Pakistan and its future outlook. This is despite some recent political uncertainties in the country.

Some other US publications such as Newsweek, Asia Edition in March 2006 did an extensive story on ‘Pakistan Promise’ also highlighting the economic fundamentals and buoyancy with great optimism. NetSol was also profiled in this article as the fastest growing and the number one IT company there. In addition there have been some very positive editorials in the Wall Street Journal and other major US publications on the strong fundamentals of the Pakistan economy lifting confidence of foreign investors and businesses. The $300 million grant by the World Bank to reform the land recording system in the province of Punjab further endorses the confidence of prestigious agencies.

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

The specific successes achieved from the acquisitions of CQ Systems and McCue Systems endorses the fact that Pakistan is a safe place to do business when compared to many other troubled spots in the Middle East. Our NetSol TiG joint venture represents the best example of not only NetSol’s capabilities but the ability of a Pakistan based company to achieve off shore business model success for a Western based company. This joint venture provides the major US and UK customers of TiG-UK with world class service from NetSol Pakistan, enhancing the client’s productivity at much more attractive prices. Despite the overall positive outlook for Pakistan, the company is quite prepared in any contingency to use alternate development facilities located in Beijing (China), Horsham (UK), Burlingame (USA) and Adelaide (Australia). These locations mitigate any underlying risk due to any geopolitical crises.

Organization

NetSol Technologies, Inc. (formerly NetSol International, Inc.) was founded in 1997 and is organized as a Nevada corporation. The Company amended its Articles of Incorporation on March 20, 2002 to change its name to NetSol Technologies, Inc.

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) raise funds for continued operations and growth; (c) make a major entry in the US market and, (d) streamline sales and marketing efforts in the Asia Pacific region, Europe, Japan and Australia. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic and bullish. With continued emphasis on a shift in product mix towards the higher margin consulting services, the Company anticipates to be able to continue to improve operating results at its core by reducing costs and improving gross margins. Management is very excited and positive about a seamless transition and integration of NetSol-CQ and NetSol McCue with NetSol front end and back end operations.

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

Research and Development

In anticipation of an upcoming World Bank funded program, NetSol Pakistan has been proactively undertaking a Research and Development exercise to develop a proof of concept for “computerization of Land Records Management Information System (LRMIS)”. NetSol’s LRMIS is developed after thorough evaluations of existing manual system and client/user needs, detailed system analysis and process flow definition. It automates various land record management registers and is programmed to generate key reports on multiple parameters. Overall it provides the benefits of timely data availability, data transparency and accuracy, cost effectiveness, easy transaction tracking and better decision making using IT-enablement in a field where its need is hugely felt. As of June 30, 2007, the Company has invested approximately $888,000 on this project.

ITEM 2 - PROPERTIES

Company Facilities

The Company’s headquarters have been located at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302 since 2003. It is located in approximately 1,919 rentable square feet, with a monthly rent of $4,754. The lease is a one-year lease expiring in December 2007.

Other leased properties as of the date of this report are as follows:

Location/Approximate Square Feet		Purpose/Use	Monthly Rental Expense

Australia.	1,140	Computer and General Office	$1,380

Beijing, China	431	General Office	$4,315

Burlingame, CA (NetSol McCue)	8,089	Computer and General Office	$16,178

Horsham, UK (NetSol-CQ)	6,570	Computer and General Office	$10,989

NetSol PK (Karachi Office)	1,883	General Office	$1,726

NetSol PK (Islamabad Office)	3,240	General Office & Guest House	$1,417

NetSol (Rawalpindi Office)	1,112	General Office	$800

Thailand	285	Computer and General Office	$1,035

The Australia lease is a three-year lease that expires in May 2008 and currently is rented at the rate of $1,380 per month. The Beijing lease is a two year lease that expires in August 2009. The monthly rent is $4,315 per month. The Bangkok lease is a one year lease with monthly rent of $1,035. The NetSol-CQ System facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of £75,000 (approximately $144,900). NetSol McCue, Inc., located in Burlingame, California, premises are leased until June 30, 2009 with a monthly rent of $16,178.

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

Lahore Technology Campus

The newly built Technology Campus was inaugurated in Lahore, Pakistan in May 2004. This facility consists of 50,000 square feet of computer and general office space. This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan. Title to this facility is held by NetSol Technologies Ltd. and is not subject to any mortgages. The Company also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park. By this agreement, the IT ministry has invested early 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility. In order to cater for future business expansion and taking advantage of depressing real estate market, the company purchased two new cottages adjacent to its main building. Total covered area of these cottages is 4,900 sq feet and it cost was approximately $250,000. The management has moved its accounts, finance, internal audit, company secretariat and costing and budgeting department into these cottages. For the recreation of its valuable human resources, the management has also established a gymnasium there.

ITEM 3 - LEGAL PROCEEDINGS

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NetSol conducted its annual meeting of shareholders on June 4, 2007. The following are the items that were voted upon:

1. Election of Directors

The following persons were elected directors of the Company to hold office until the next Annual General Meeting of the Shareholders. The following sets for the voting tabulation for each director:

Director	Voted	Withhold	Percent of Total Voted	Total Shares Voted
Najeeb Ghauri	17,643,179	283,037	98.36	17,926,216
Naeem Ghauri	17,641,179	285,037	98.41	17,926,216
Salim Ghauri	17,627,273	298,943	98.33	17,926,216
Shahid Burki	17,629,232	296,984	98.34	17,926,216
Alexander Shakow	17,643,198	283,018	98.31	17,926,216
Eugen Beckert	17,622,798	302,418	98.31	17,926,216
Mark Caton	17,635,755	290,461	98.38	17,926,216

2. Ratification of Appointment of Auditors

Kabani & Company Inc. was appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company. The directors were authorized to fix the remuneration to be paid to the auditors. The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Percent
17,926,216	17,650,809	297,302	25,534	98.46%

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

Fiscal	2005-2006		2004-2005
Quarter	High	Low	High	Low

1st (ended September 30)	2.22	1.42	2.36	1.65
2nd (ended December 31)	1.94	1.32	2.39	1.70
3rd (ended March 31)	2.00	1.31	2.19	1.75
4th (ended June 30)	2.05	1.50	2.40	1.63

RECORD HOLDERS - As of September 13, 2007, the number of holders of record of the Company's common stock was 227. As of September 13, 2007, there were 21,374,922 shares of common stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security holders	7,102,363	(1)	$2.45	(2)	4,032,148	(3)
Equity Compensation Plans not approved by Security holders	None		None		None
Total	7,102,363		$2.45		4,032,148

(1)
Consists of 31,000 under the 2001 Incentive and Nonstatutory Stock Option Plan; 972,000 under the 2002 Incentive and Nonstatutory Stock Option Plan; 745,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 3,574,363 under the 2004 Incentive and Nonstatutory Stock Option Plan; and 1,780,000 under the 2005 Incentive and Nonstatutory Stock Option Plan.

(2)	The weighted average of the options is $2.60.

(3)
Represents 812,148 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan; and, 3,220,000 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

In April 2007, the Company issued a total of 37,896 shares of common stock to two consultants in exchange for services rendered. These shares were issued in reliance on an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2007, holders of our Series A 7% Cumulative Convertible Preferred Stock converted a total of 895 shares of preferred stock into 587,878 shares of common stock. These shares were issued in reliance on exemptions from registration available under Regulation D and Regulation S of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2007, holders of our Series A 7% Cumulative Convertible Preferred Stock received 54,209 shares of common stock as payment of dividends due under the terms of the Certificate of Designation. These shares were issued in reliance on exemptions from registration available under Regulation S and D of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2007, the Company issued 397,700 shares of restricted common stock to the shareholders of McCue Systems, Inc. for the second installment payment due for the acquisition.

During the fiscal years ended June 30, 2007 and 2006, employees exercised options to acquire 574,273 and 285,383 shares of common stock in exchange for a total exercise price of $2,590,473 and $390,632 respectively.

 ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2007.

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

Management has set the following new goals for NetSol for the next 12 months:

•	Fully integrate management, customers, and regional products of NetSol, NetSol-CQ, and NetSol McCue.

•	Launch IT services model in the US by leveraging the offshore low-cost development capabilities.

•	Introduce and market two LeaseSoft modules: WSF and CAPS in the US markets.

•	Expand product portfolio by enhancing current products and new releases to cater to wider global markets.

•	Enhance software design, engineering and service delivery capabilities by increasing investment in training.

•	Continue to invest in research and development in an amount between 7-10% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.

•	Recruit new sales personnel in US to grow the penetration in North American markets.

•	Aggressively penetrate the booming Chinese market and continue to exploit NetSol’s presence in China.

•	Migrate up to 50% of development costs of US and UK operations to Lahore.

•	Increase Capex, to enhance communications and development infrastructure. Roll out a second phase of construction of technology campus in Lahore to respond to a growth of new orders and customers.

•
Market aggressively on a regional basis the Company’s tri-product solutions by broader marketing efforts for LeaseSoft in APAC and untapped markets; aggressively grow LeasePak solutions in North America; and, further establish NetSol-CQ Enterprise solution in the European markets.

Top Line Growth through Investment in organic marketing activities. NetSol marketing activities will continue to:
•	Expand the marketing and distributions of regional products solutions in four continents: North America, Europe, Asia Pacific and Africa.

•	Expand relationships with all 40 customers in the US, Europe and Asia Pacific by offering enhanced product offerings.

•	Product positioning through alliances and partnership.

•	Capitalize on NetSol, McCue and NetSol-CQ affiliations with ELA (Equipment Leasing Association of N.A.) and European leasing forums.

•	Become a leading IT company in APAC in asset-based applications and capitalize on the surge in demand of NetSol products.

•	Joint Ventures and new alliances.

•	Be a dominant IT solutions provider in Pakistan amidst of explosive growth in the economy and automation in private and public sectors.

•	Hold frequent users group meetings in North America and Asia Pacific and customers road shows to attract bigger value new contracts.

Funding and Investor Relations:

•	Retained a new IR and communications firm in New York to position NetSol as a strong IT company with unlimited growth and upside outlook.

•	NetSol management was invited on Sep 13, 2006 to closing bell at NASDAQ Sock Exchange.

•	Adequately capitalize NetSol to face challenges and opportunities presented through the most economical means and vehicles creating further stability and sustainability.

•	Focus each division level to achieve optimum profitability and efficiencies to reduce the need for new external capital other than to fund major new initiatives.

•	Aggressive marketing campaign on Wall Street to get the story of NetSol known to retail, institutions, micro cap funds and analysts.

•	Infuse new capital from potential exercise of outstanding investors’ warrants, employees’ options and debt financing for business development and enhancement of infrastructures.

•	Continuing to efficiently and prudently manage cash flow and budgets. Subsidiaries will contribute to support the headquarters and corporate overheads.

•	Expose NetSol to various small cap and technology investors’ forum across North America.

•	Make every effort to enhance NetSol’s market capitalization in the US.

•	Reorganize the divisions globally for seamless integration to achieve better productivity, efficiency and leverage offshore capabilities to enhance margins.

Improving the Bottom Line:

•	Grow topline, enhance gross profit margins to 65% by leveraging the low-cost development facility in Lahore.

•	Generate much higher revenues per developer and service group, enhance productivity and lower cost per employee overall.

•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.

•	Continue to review costs at every level to consolidate and enhance operating efficiencies.

•	Grow process automation and leverage the best practices of CMMi level 5.

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

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development ‘engine’ of NetSol, which became CMMi Level 2 in early 2002. In a quest to continuously improve its quality standards, NetSol reached CMMi Level 5 on August 11, 2006. The Company is expecting a growing demand for its products and alliances from blue chip companies worldwide. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMMi levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMMi levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology. NetSol PK has already launched implementation of ISO 27001, a global standard and a set of best practices for Information Security Management

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

•	Cost arbitrage, labor costs still very competitive and attractive when compared with India. Pakistan is significantly under priced for IT services and programmers as compared to India.

•	Pakistan is one of the fastest growing IT destinations from emerging and new markets.

•	Chinese market is burgeoning and wide open for NetSol’s ‘niche’ products and services. NetSol is gaining a strong foothold in this market.

•	Only a handful of IT solutions providers in the world with global distribution network, complete end-to-end solution, and presence in the world’s key and strategic markets.

•	One of the few global IT companies in the leasing and finance domain with gold standard CMMi level 5 accreditation.

•	NetSol and NetSol PK are both listed in one of the most visible stock indexes in their respective markets.

•	NetSol majority owned subsidiary NetSol PK listed on KSE (Karachi Stock Exchange) has traded at record price of Rs. 118 in July 2007. The IPO price was Rs. 25 in August 2005.

•	Overall economic expansion worldwide and explosive growth in the emerging markets specifically.

•	Continuous improvement of US and Indian relationships with Pakistan.

•
Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $15 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and elimination of corruption at the highest level.

•
Robust growth in outsourcing globally and investment of major US and European corporations in the developing countries. As demonstrated by the book ‘The World is Flat’ by Tom Friedman, there is a need for western companies to expand their businesses in emerging markets. Both Pakistan and China are in the forefront.

Negative trends:
.
•
The disturbance in Middle East and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.

•	Negative perception and image created by extremism and terrorism in the South Asian region.

•	Instability of oil prices and uncertainty about the geo-political landscape in the Middle East.

•	Continuous impact of Iraq war on US and global economy.

•	Political instability and uncertainty in Pakistan due to the pending government elections.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the fiscal years ended June 30, 2007 and 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets

CASH RESOURCES

We were successful in improving our cash position by the end of our fiscal year, June 30, 2007 with $4.0 million in cash worldwide. In addition, $1.0 million was injected by the exercise of options by several employees in 2007 and $1.25 million was injected from a sale of restricted common stock in a private placement.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Chief Executive Officer and Presidents of Global Regions

In October 2006, Mr. Naeem Ghauri resigned from his position of Chief Executive Officer and was appointed President of the European Middle East and Africa (EMEA) region as well as President of the Global Products Division. Mr. Ghauri retains his position on the board of directors. Mr. Najeeb Ghauri was named Chief Executive Officer while retaining his position as Chairman of the Board. Mr. Salim Ghauri was named President of the Asia Pacific (APAC) region and retains his position as Chief Executive Officer of NetSol Technologies Ltd. and his position on the board of directors.

Board of Directors

At the 2007 Annual Shareholders Meeting a seven member board was elected. The shareholders voted for the following slate of directors: Mr. Najeeb U. Ghauri, Mr. Salim Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki, Mr. Mark Caton and Mr. Alexander Shakow.

Committees

The Audit committee is made up of Mr. Shahid Burki as Chairman, Mr. Caton, Mr. Beckert and Mr. Shakow as members. The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert, Mr. Burki, and Mr. Shakow as its members. The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki, Mr. Caton and Mr. Shakow as members.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2007 COMPARED TO THE YEAR ENDED JUNE 30, 2006

Net revenues for the year ended June 30, 2007 were $29,282,086 as compared to $18,690,412 for the year ended June 30, 2006. Net revenues are broken out among the subsidiaries as follows:

	2007		2006
North America:
Netsol USA	$4,500	0.02%	$45,250	0.24%
Netsol McCue	4,948,583	16.90%	-	0.00%
	4,953,083	16.92%	45,250	0.24%

Europe:
Netsol UK	138,656	0.47%	2,038,533	10.91%
Netsol-CQ	5,344,316	18.25%	5,376,427	28.77%
	5,482,972	18.72%	7,414,960	39.67%

Asia-Pacific:
Netsol Tech (1)	14,796,001	50.53%	8,424,630	45.07%
Netsol Connect	972,095	3.32%	887,290	4.75%
Netsol-TiG	2,622,318	8.96%	1,642,256	8.79%
Netsol-Omni	44,151	0.15%	43,837	0.23%
Netsol-Abraxas Australia	411,466	1.41%	232,189	1.24%
	18,846,031	64.36%	11,230,202	60.09%

Total Net Revenues	$29,282,086	100.00%	$18,690,412	100.00%

(1) Refers to NetSol Technologies Limited

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2007 and 2006 as a percentage of revenues.

	For the Years Ended
	June 30, 2007		June 30, 2006
Revenues:		% of sales		% of sales
Licence fees	$9,788,266	33.43%	$5,192,371	27.78%
Maintenance fees	5,441,339	18.58%	2,444,075	13.08%
Services	14,052,481	47.99%	11,053,966	59.14%
Total revenues	29,282,086	100.00%	18,690,412	100.00%
Cost of revenues:
Salaries and consultants	8,812,934	30.10%	6,117,886	32.73%
Depreciation and amortization	652,669	2.23%	733,370	3.92%
Travel, communication, and other	4,193,376	14.32%	2,169,262	11.61%
Total cost of sales	13,658,979	46.65%	9,020,518	48.26%
Gross profit	15,623,107	53.35%	9,669,894	51.74%
Operating expenses:
Selling and marketing	2,356,831	8.05%	1,789,349	9.57%
Depreciation and amortization	1,988,603	6.79%	2,286,678	12.23%
Salaries and wages	4,294,368	14.67%	2,557,648	13.68%
Professional services	1,067,702	3.65%	607,706	3.25%
Bad debt expense	189,873	0.65%	30,218	0.16%
General and adminstrative	3,078,862	10.51%	2,657,642	14.22%
Total operating expenses	12,976,239	44.31%	9,929,241	53.12%
Income (loss) from operations	2,646,868	9.04%	(259,347)	-1.39%
Other income and (expenses)
Gain/(Loss) on sale of assets	(2,977)	-0.01%	(35,090)	-0.19%
Beneficial conversion feature	(2,208,334)	-7.54%	(14,389)	-0.08%
Amortization of debt discount	(2,803,691)	-9.57%	-	0.00%
Liquidation damages	(180,890)	-0.62%	-	0.00%
Fair market value of warrants issued	(68,411)	-0.23%	(21,505)	-0.12%
Gain on forgiveness of debt	-	0.00%	8,294	0.04%
Interest expense	(617,818)	-2.11%	(442,887)	-2.37%
Interest income	339,164	1.16%	280,276	1.50%
Other income and (expenses)	114,423	0.39%	191,736	1.03%
Income taxes	(160,306)	-0.55%	(106,021)	-0.57%
Total other expenses	(5,588,840)	-19.09%	(139,586)	-0.75%
Net loss before minority interest in subsidiary	(2,941,972)	-10.05%	(398,933)	-2.13%
Minority interests in earnings of subsidiary	(1,935,589)	-6.61%	(954,120)	-5.10%
Net loss	(4,877,561)	-16.66%	(1,353,053)	-7.24%
Dividend required for preferred stockholders	(237,326)	-0.81%	-	0.00%
Bonus stock dividend (minority holders portion)	(345,415)	-1.18%	-	0.00%
Net loss applicable to common shareholders	(5,460,302)	-18.65%	(1,353,053)	-7.24%

The total consolidated net revenue for fiscal year 2007 was $29,282,086 compared to $18,690,412 in fiscal year 2006. This is a nearly 57% increase in revenue. Maintenance fee revenue increased 123% from $2,444,075 to $5,441,339. Revenue from services, which includes consulting and implementation, increased 27% from $11,053,966 to $14,052,481. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, a full year of revenues attributed by NetSol McCue in the USA, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new business divisions were formed the latter part of last year in Lahore. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million). This is now expected to occur in within the next two quarters. Organic sales, sales without the contribution from NetSol McCue, increased 30% or $5,643,091 to $24,333,503 during the fiscal year. NetSol in Pakistan has been pre-qualified to participate in several public sector projects. The most significant is the World Bank funded Land Record Management Information Systems or LRMIS. This project has a World bank grant of $300 million in Pakistan and NetSol was given a pilot project in the province of Punjab early 2007 and we anticipate to win the key projects in this area in next few quarters.

The fiscal year ended June 30, 2007 was a very busy and exciting period for NetSol worldwide. The activities for NetSol’s new license sales for LeaseSoft is increasingly on the rise. The current pipeline boasts over 30 plus captive auto manufacturers and non-captives globally at an advance stage of closing or decision making.

The Company added over 12 new customers in US, APAC and EMEA regions including several new license sales, upgrades, and a few new services clients. We added 2 new major auto-captive customers in China in addition to Daimler Chrysler and Toyota Leasing. In addition, many new customers were added in Pakistan in both the public and private sectors. NetSol signed many new alliances and partnerships in fiscal year 2007.

NetSol made a significant move by acquiring 100% of a US based software company McCue Systems Inc., (now “NetSol McCue”) in June 2006. The acquisition of NetSol McCue has provided the Company with a very strong and seasoned management team with a mature, profitable, business which contributes strongly to our top and bottom lines. In this first year of integration, they contributed $4,948,583 in revenues and $38,510 in net profits. The challenge and increased costs of integration into a global, publicly-held organization has caused the lower profit margin during the fiscal year.

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

•
NetSol Defense Division (NDD): in light of our coordination with the Pakistan Defense Sector, NetSol established its very own Defense Division to cater specifically to the growing demands in this domain and to deliver services with the professionalism and reliability that epitomizes NetSol’s CMMi Level 5 standing.

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

The gross profit was $15,623,107 for year ended June 30, 2007 as compared with $9,669,894 for the same period of the previous year. This is a 62% increase. The gross profit percentage was 53% for the current fiscal year and 52% in the prior year. The cost of sales was $13,658,979 in the current year compared to $9,020,518 in the prior year. Although salaries and consultant fees increased $2,695,048 from $6,117,886 in the prior year to $8,812,934, as a percentage of sales, it decreased 3% from 33% in the prior year to 30% in the current year. The company hired over 84 new programmers and engineers to meet the growing demand, including 14 for the new acquisition, NetSol McCue. The current fiscal year includes the added costs of the new acquisition of McCue Systems. In addition, the Company has added several new business divisions in Pakistan hiring the best talent in these specialized areas. It takes between 18-24 months for these new business units to fully develop their offerings and begin generating revenues. A few of these units are now producing revenues at the close of fiscal year end 2007. The rest of the divisions are anticipated to start generating revenues in the next two quarters. With the addition of NetSol-CQ and NetSol McCue, several new programmers have been hired in Lahore to learn the systems, and at the end of the current fiscal year these programmers were just beginning to finish their training period and become productive. Even with the additional costs, as a percentage of sales, the cost of sales decreased from 48% to 47%. The gross profit margin is expected to continue to improve as the integration of both the operations in Horsham, UK and Burlingame, US are fully integrated and cost savings are achieved. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it situated itself for increased growth organically and from the acquisitions of NetSol-CQ in February 2005 and NetSol McCue in June 2006.

Operating expenses were $12,976,239 for the year ended June 30, 2007 as compared to $9,929,241 for the year ended June 30, 2006. The increase is mainly attributable to increased selling and marketing activities, additional employees and an increase in overall activities due to our increased marketing efforts. Also contributing to the higher costs was the full integration of NetSol McCue. As a percentage of sales, operating expenses decreased 9% from 53% to 44% for fiscal 2006 and 2007, respectively.

During the years ended June 30, 2007 and 2006, the Company issued 57,755 and 67,255 restricted common shares in exchange for services rendered, respectively. The Company recorded this non-cash compensation expense of $89,350 and $136,117 for the years ended June 30, 2007 and 2006, respectively. Total professional service expense, including non-cash compensation, was $1,067,702 and $607,706 for the years ended June 30, 2007 and 2006, respectively. During the years ended June 30, 2007 and 2006, the Company recorded depreciation and amortization expense of $1,988,603 and $2,286,678.. Salaries and wages expenses were $4,294,368 and $2,557,648 for the years ended June 30, 2007 and 2006, respectively, or an increase of $1,736,720, or 68%. Included in this increase is an additional 33 employees. As a percentage of sales, salaries only increased 1% to 14.67% compared to 13.68% in the prior year. General and administrative expenses were $3,078,862 and $2,657,642 for the years ended June 30, 2007 and 2006, respectively, an increase of $421,220 or 16%. As a percentage of sales, these expenses decreased 4% to 10.51% in the current year compared to 14.22% in the prior year. The increase in costs is due to the addition of the new subsidiary, NetSol McCue, three new sales offices in Pakistan, the sales office in China, increased board fees, increased travel and other expenses that supporting a large workforce entail. As of June 30, 2007, we had 825 employees world-wide.

Selling and marketing expenses increased to $2,356,831 for the year ended June 30, 2007 as compared to $1,789,379 for the year ended June 30, 2006, reflecting the growing sales activity of the Company and the addition of the new subsidiary, NetSol McCue and the new sales offices in Pakistan and China. As a percentage of sales, these expenses decreased 2% to 8.05% in the current year compared to 9.57% in the prior year. The Company wrote-off, as uncollectible, bad debts of $189,873 and $30,218, during the years ended June 30, 2007 and 2006, respectively.

The income from operations in fiscal year 2007 was $2,646,868 compared to loss of $259,347 in fiscal year 2006. Included in these amounts are non-cash charges of depreciation and amortization of $1,988,603 and $2,286,678 settlement expenses of $15,953 and $43,200 and bad debt expense of $30,218 and $13,118, respectively.

Net loss in fiscal year 2007 was $4,877,561 compared to $1,353,053 in fiscal year 2006 or $3,524,508 decrease. In addition, the Company was required to pay a dividend to the preferred stockholders of $237,326 and our subsidiary PK Tech which is listed on the Karachi Stock Exchange issued a dividend of bonus shares to its shareholders. The net value issued to the minority holders was $345,415. These increased the net loss applicable to common shareholders to $5,460,302. The current fiscal year amount includes a net reduction for the minority interest in earnings of $1,935,589 compared to a reduction of $954,120 in the prior year for the 49.9% minority interest in NetSol Connect and TIG-NetSol, and the 28.13% of NetSol Tech owned by unaffiliated parties. The Company also recognized non-recurring expenses including $2,208,334 and $14,389 expense for the beneficial conversion feature on notes payable and convertible debenture, $2,803,691 and $0 of amortized costs of debt, $180,890 and $0 of liquidation damages, and a gain of $0 and $8,294 from the settlement of a debt, respectively. In addition, the Company recorded an expense of $68,411 and $21,505 for the fair market value of options and warrants granted for the years ended June 30, 2007 and 2006, respectively. The net loss per share was $0.27 in 2006 compared to net income of $0.09 in 2006. The total weighted average of shares outstanding basic and dilutive was 18.2 million against 14.6 million basic and diluted shares in 2006.

The net EBITDA loss was $1,417,368 compared to income of $2,215,903 after amortization and depreciation charges of $2,641,272 and $3,020,048, income taxes of $160,306 and 106,021, and interest expense of $658,615 and $442,887 respectively. With the addition of the non-cash charge for the amortized costs of debt of $2,803,691 and the beneficial conversion feature expense of $2,208,334 the adjusted pro forma EBITDA income would be $3,594,657 for the fiscal year ended June 30, 2007 and the adjusted pro forma EBITDA earnings per share, basic and diluted, would be $0.20. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Quarterly Results of Operations for the quarter ended June 30, 2007 and June 30, 2006

Net revenues for the quarter ended June 30, 2007 and 2006 are broken out among the subsidiaries as follows:

	2007		2006
North America:
Netsol USA	$-	0.00%	$-	0.00%
NetSol McCue	1,693,383	19.74%	-	0.00%
	1,693,383	19.74%	-	0.00%

Europe:
Netsol UK	44,052	0.51%	108,867	2.34%
Netsol-CQ	1,341,162	15.64%	1,200,128	25.81%
	1,385,214	16.15%	1,308,995	28.15%

Asia-Pacific:
Netsol Tech	4,307,370	50.22%	2,536,188	54.54%
Netsol Connect	232,261	2.71%	210,334	4.52%
Netsol-TiG	918,336	10.71%	519,469	11.17%
Netsol-Omni	167	0.00%	35,188	0.76%
Netsol-Abraxas Australia	39,708	0.46%	40,053	0.86%
	5,497,842	64.10%	3,341,232	71.85%

Total Net Revenues	$8,576,439	100.00%	$4,650,227	100.00%

The following table presents our unaudited quarterly results of operations for the quarters ended June 30, 2007 and 2006. You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes normal recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	For the Three Months Ended
	June 30, 2007		June 30, 2006
Revenues:		% of sales		% of sales
Licence fees	$2,936,770	34.24%	$1,239,984	26.67%
Maintenance fees	1,451,243	16.92%	735,537	15.82%
Services	4,188,426	48.84%	2,674,706	57.52%
Total revenues	8,576,439	100.00%	4,650,227	100.00%
Cost of revenues:
Salaries and consultants	2,204,328	25.70%	2,020,271	43.44%
Depreciation and amortization	60,404	0.70%	239,356	5.15%
Travel, communication, and other	985,568	11.49%	797,978	17.16%
Total cost of sales	3,250,300	37.90%	3,057,605	65.75%
Gross profit	5,326,139	62.10%	1,592,622	34.25%
Operating expenses:
Selling and marketing	811,328	9.46%	598,443	12.87%
Depreciation and amortization	497,461	5.80%	574,907	12.36%
Salaries and wages	895,610	10.44%	870,922	18.73%
Professional services	293,499	3.42%	242,554	5.22%
Bad debt expense	72,606	0.85%	2,929	0.06%
General and adminstrative	866,220	10.10%	790,804	17.01%
Total operating expenses	3,436,724	40.07%	3,080,559	66.25%
Income (loss) from operations	1,889,415	22.03%	(1,487,937)	-32.00%
Other income and (expenses)
Gain/(Loss) on sale of assets	16,090	0.19%	(1,076)	-0.02%
Beneficial conversion feature	-	0.00%	-	0.00%
Amortization of debt discount and capitalized cost of debt	-	0.00%	-	0.00%
Liquidation damages	-	0.00%	-	0.00%
Fair market value of warrants issued	(34,424)	-0.40%	-	0.00%
Gain on forgiveness of debt	-	0.00%	-	0.00%
Interest expense	(74,476)	-0.87%	(201,987)	-4.34%
Interest income	73,248	0.85%	10,391	0.22%
Other income and (expenses)	25,488	0.30%	246,333	5.30%
Income taxes	(33,686)	-0.39%	(15,130)	-0.33%
Total other expenses	(27,760)	-0.32%	38,531	0.83%
Net income (loss) before minority interest in subsidiary	1,861,655	21.71%	(1,449,406)	-31.17%
Minority interests in earnings of subsidiary	(561,508)	-6.55%	(254,248)	-5.47%
Net income (loss)	1,300,147	15.16%	(1,703,654)	-36.64%
Dividend required for preferred stockholders	(77,640)	-0.91%	-	0.00%
Bonus stock dividend (minority holders portion)	(345,415)	-4.03%	-	0.00%
Net income (loss) applicable to common shareholders	877,092	10.23%	(1,703,654)	-36.64%
Other comprehensive (loss)/gain:
Translation adjustment	(259,113)		(100,069)
Comprehensive income (loss)	$617,979		$(1,803,723)

Net income (loss) per share:
Basic	$0.07		$(0.11)
Diluted	$0.07		$(0.11)
Weighted average number of shares outstanding
Basic	19,706,920		15,468,248
Diluted	19,835,177		15,468,248

Liquidity and Capital Resources

The Company's cash position was $4,010,164 at June 30, 2007 compared to $2,493,768 at June 30, 2006. In 2006, the Company had $1,739,851 in certificates of deposit. The total cash position, including the certificates of deposits, was $4,010,164 as of June 30, 2007 compared to $4,233,619 as of June 30, 2006. In addition, the Company had $4,533,555 in restricted cash as of June 30, 2006. The cash was restricted insofar as it was dedicated to specific uses as described in the financing completed in June 2006.

The Company’s current assets, as of June 30, 2007, totaled $23,237,058 and were 46.92% of total assets, a decrease of 4.8% from $22,230,443 or 51.74% as of June 30, 2006. As of June 30, 2007, the Company's working capital (current assets less current liabilities) totaled $11,449,252 compared to $10,710,791 as of June 30, 2006, an increase of $738,461. As of June 30, 2007, the Company had over $8.4 million in accounts receivable and $8.5 million in revenues in excess of billings.

Net cash used by operating activities amounted to $123,528 for the year ended June 30, 2007, as compared to $1,691,918 for the comparable period last fiscal year. The decrease is mainly due to an increase in accounts receivable and other assets offset by an increase in accounts payable. The increase in sales has resulted in an increase in accounts receivable and revenues in excess of billings. We expect to receive payments on these accounts within the next fiscal year.

Net cash used in investing activities amounted to $7,639,916 for the year ended June 30, 2007, as compared to $4,410,130 for the comparable period last fiscal year. The difference lies primarily in the purchase of NetSol-CQ and NetSol McCue Systems and the related increase in intangible assets acquired as well as an increase in purchases of fixed assets. During the current fiscal year, this amount included the second installment for NetSol McCue, while in the prior year the amount included the final payment for NetSol-CQ and the initial payment for NetSol McCue. The Company had purchases of property and equipment of $2,420,470 compared to $2,709,569 for the comparable period last fiscal year.

Net cash provided by financing activities amounted to $9,173,555 and $7,149,478 for years ended June 30, 2007, and 2006, respectively. The current fiscal year included the cash inflow of $1,030,093 from the sale of common stock and $1,008,250 from the exercising of stock options and warrants, compared to $1,400,000 and $669,382 in the prior year, respectively. In the current fiscal year, the Company had net proceeds from loans and capital leases of $1,697,267 as compared to $82,650 in the comparable period last year. In addition, the Company had dividends payable to preferred stock holders of $77,640 in the current year. In the prior year, the Company received net proceeds of $4,031,001 from the sale of a subsidiary’s common stock in an IPO on the Karachi Stock Exchange and the Company obtained a $5,500,000 convertible note payable to facilitate the closing of the NetSol McCue acquisition and the final cash payment of the NetSol-CQ acquisition and had $4,533,555 in restricted cash. Again, the cash is deemed restricted in that it is designated for use in the NetSol McCue acquisition, the NetSol-CQ acquisition and as working capital according to the terms of the June 2006 financing.

The Company plans on pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and strengthen marketing and sales activities in strategic markets. The strong growth in earnings and the signing of larger contracts with Fortune 500 customers largely depends on the financial strength of NetSol. Generally, the bigger name clients and new prospects diligently analyze and take into consideration a stronger balance sheet before awarding big projects to vendors. Therefore, NetSol would continue its effort to further enhance its financial resources in order to continue to attract large name customers and big value contracts. The company attracted 5 new institutional investors in 2006 that invested $5.5 million, raising its institutional investor base to over 15%. There are over 7.1 million employees and officers options unexercised and over 3 million investor warrants remaining to be exercised.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

•
The third payment of NetSol McCue would be due based on the ‘earn out’ formula. This could be in the range of $1.0 million to $2.0 million in cash and common stock. This is based on an earn out structure and the Company expects to fund it through internal cash flow;

•	Notes payable and related interest for approximately $887,000;

•	Liquidity damages owed to convertible note holders of approximately $12,223;

•	Working capital of $1.0 million for US and UK business expansion, new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company, we will consider raising capital through equity based financing and, warrant and option exercises. We would, however, use some of our internal cash flow to meet certain obligations as mentioned above. However, the Company is very conscious of the dilutive effect and price pressures in raising equity-based capital.

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

Dividends and Redemption

It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which common stock dividends have not been paid since the Company's inception and is expected to continue, but is subject to regular review by the Board of Directors.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements that constitute Item 7 are included at the end of this report on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Kabani & Company’s report on NetSol’s financial statements for the fiscal years ended June 30, 2006 and June 30, 2007, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol's financial statements for the fiscal years ended June 30, 2006 and June 30, 2007 there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

ITEM 8A. CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) as of the fiscal quarter ended on June 30, 2007. Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective.

There has been no change, including corrective actions with regard to deficiencies or weaknesses in the Company’s internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

ITEM 8B. OTHER MATTERS

Effective September 18, 2007, the Board of Directors adopted the following amendments/modifications to its committee charters and Code of Ethics:

Audit Committee Charter. The Charter has been amended to permit the committee chair to cast a deciding vote in the event of a tie vote by the committee. A provision has been added permitting the committee to evaluate its own performance. Finally, the physical address of the Corporate Secretary has been added to Annex A which explains the procedures for submitting claims or complaints.

Compensation Committee Charter. The Charter has been amended to permit the committee chair to cast a deciding vote in the event of a tie vote by the committee.

Nominating and Corporate Governance Charter. The Charter has been amended to permit the committee chair to cast a deciding vote in the event of a tie vote by the committee. Further, the Charter has been amended to augment the Company’s insider trading policy by establishing a black-out trading period during the periods from the end of a quarterly period until the Company’s quarterly reports are filed with the SEC and from 30 days prior to the filing of the Company’s annual report with the SEC. This additional policy does not, in any way, modify or lesson the continued insider trading prohibitions and policies set forth in the Charter.

Code of Ethics. The Code of Ethics has been amended to augment the Company’s insider trading policy by establishing a black-out trading period during the periods from the end of a quarterly period until the Company’s quarterly reports are filed with the SEC and from 30 days prior to the filing of the Company’s annual report with the SEC. This additional policy does not, in any way, modify or lesson the continued insider trading prohibitions and policies set forth in the Code.

The amended charters have been posted on the Company’s website, www.netsoltek.com and the amended Code of Ethics is filed as an exhibit to this report.

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

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	53	Director and Chairman	Brother to Naeem and Salim Ghauri
Salim Ghauri	1999	52	President and Director	Brother to Naeem and Najeeb Ghauri
Naeem Ghauri	1999	50	Chief Executive Officer, Director	Brother to Najeeb and Salim Ghauri
Tina Gilger	2005	45	Chief Financial Officer	None
Patti L. W. McGlasson	2004	42	Secretary, General Counsel	None
Shahid Javed Burki	2000	69	Director	None
Eugen Beckert	2001	60	Director	None
Mark Caton	2002	58	Director	None
Alexander Shakow	2007	70	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol. He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer since October 2006. Mr. Ghauri is the co founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999 and NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005.  Mr. Ghauri was most instrumental in transforming NetSol (formerly Mirage Holdings, Inc.) from a clothing/ apparel business to a fully focused global IT company. Mr. Ghauri served as the Company's Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005.  As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan.   In addition to numerous accomplishments at NetSol, Mr. Ghauri was honored to ring the closing bell at NASDAQ Stock Exchange in September 2006. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly 5 years with Unilever as brand and sales managers. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1982.   Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006. A Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan.

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is currently the Chairman and CEO of NetSol Technologies Limited and President of the Asia Pacific Region and CEO of Global Services Group. Mr. Ghauri was the founder of Network Solutions (Pvt.) Ltd. in 1995, Later NetSol Technologies (Pvt) Limited. Built under his leadership, NetSol gradually built a strong team of IT professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001 and CMMi Level 5 assessed. Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before NetSol Technologies Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant. Mr. Ghauri was appointed in 2007 as an Honorary Consul for Australia-Punjab Region.

NAEEM GHAURI has been a Director of the Company since 1999 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri serves as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. Mr. Ghauri was responsible for the launch of NetSol Connect in Pakistan. Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., a subsidiary of DaimlerChrysler, Germany from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England. Mr. Ghauri serves on the board of NetSol CQ, a subsidiary of the Company.

TINA GILGER jointed NetSol as Chief Financial Officer in July 2005. Ms. Gilger has acted as a consultant to the Company since October 2003 in the capacity of controller. In the three years prior to becoming NetSol’s CFO, Ms. Gilger acted as an audit liaison for six reporting public companies, of which one was NetSol. From 2000 to 2002, Ms. Gilger acted as audit liaison for a public company specializing in reverse mergers for public companies listed on the OTC:BB. Ms. Gilger received her degree in Accounting, with an emphasis in Business Management from the University of Utah in 1990. Ms. Gilger was licensed as a Certified Public Accountant by the State of California in 1992, passing all four parts of the exam on the first attempt.

PATTI L. W. MCGLASSON joined NetSol as General Counsel in January 2004 and was elected to the position of Secretary in March 2004. Prior to joining NetSol, Ms. McGlasson practiced at Vogt & Resnick, law corporation, where her practice focused on corporate, securities and business transactions. As part of her Masters in Law in Transnational Business, she interned at the law firm of Loeff Claeys Verbeke in Rotterdam, the Netherlands in 1991. Ms. McGlasson was admitted to practice in California in 1991. She received her Bachelor of Arts in Political Science in 1987 from the University of California, San Diego and, her Juris Doctor and Masters in Law in Transnational Business from the University of the Pacific, McGeorge School of Law, in 1991 and 1993, respectively.

EUGEN BECKERT was appointed to the Board of Directors in August 2001 to fill a vacancy and continues to serve on the Board. A native of Germany, Mr. Beckert received his masters in Engineering and Economics from the University of Karlsruhe, Germany. Mr. Beckert was with Mercedes-Benz AG/Daimler Benz AG from 1973, working in technology and systems development. In 1992, he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. From 1996 to 2000, he acted as director of Processes and Systems (CIO) for Financial Services of DaimlerChrysler Asia Pacific Services. During this period he was instrumental to having the LEASESOFT products of NetSol developed and introduced in several countries as a pilot customer. From 2001 to 2004, he served as Vice President in the Japanese company of DCS. Mr. Beckert retired from DaimlerChrysler in November 2006. Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committees.

SHAHID JAVED BURKI was appointed to the Board of Directors in February 2003. He had a distinguished career with World Bank at various high level positions from 1974 to 1999. He was a Director of Chief Policy Planning with World Bank from 1974-1981. He was also a Director of International Relations from 1981-1987. Mr. Burki served as Director of China Development from 1987-1994 and, Vice President of Latin America with the World Bank from 1994-1999. In between, he briefly served as the Finance Minister of Pakistan from 1996-1997. Mr. Burki also served as the CEO of the Washington based investment firm EMP Financial Advisors from 1992-2002. Presently, he is the Chairman of Pak Investment & Finance Corporation. He was awarded a Rhodes scholarship in 1962 and M.A in Economics from Oxford University in 1963. He also earned a Master of Public Administration degree from Harvard University, Cambridge, MA in 1968. Most recently, he attended Harvard University and completed an Executive Development Program in 1998. During his lifetime, Mr. Burki has authored many books and articles including: China's Commerce (Published by Harvard in 1969) and Accelerated Growth in Latin America (Published by World Bank in 1998). Mr. Burki is a chairman of the Compensation Committee and a member of the Audit and Nominating and Corporate Governance Committees.

MARK CATON joined the board of directors of NetSol on January 1, 2007 to fill a vacancy and was elected to the board in June 2007.  Mr. Caton is currently President of Centela Systems, Inc. a distributor of computer peripheral solutions in the multimedia and digital electronic market segment, a position he has held since 2003. Prior to joining Centela, Mr. Caton was President of NetSol Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was employed by ePlus from 1997 to 2002 as Senior Account Representative. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NetSol from 2002-2003. Mr. Caton is a Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. Mr. Caton received his BA from UCLA in psychology in 1971.

ALEXANDER SHAKOW joined the board on June 4, 2007.  Mr. Shakow had a distinguished career with the World Bank where he held various high level positions from 1981-2002.  Since 2002, he has been an independent consultant for various international organizations.   From 1968-1981, Mr. Shakow  held many senior positions at the United States Agency for International Development, including Assistant Administrator for Program and Policy; Director -Office of Development and Planning, Bureau for Asia; and, Director - Indonesia, Malaysia and Singapore affairs.  Mr. Shakow was also a staff member of the United States Peace Corps from 1963-1968, including director in Indonesia.  Mr. Shakow received his PhD from the London School of Economics and Political Science in 1962.  He earned his undergraduate degree with honors from Swarthmore College in 1958.  Mr. Shakow is listed in Who’s Who in America and Who’s Who in the World; and currently is a member of the Board of Trustees of EnterpriseWorks/VITA.  Mr. Shakow is a member of the Audit, Compensation and Nominating and Corporate Governance Committees.

ITEM 10-EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance at or above established goals, with the ultimate objective of increasing stockholder value. The philosophy of the Compensation Committee is to evaluate both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes executive compensation packages should include both cash and equity-based compensation that reward performance as measured against established goals.

Setting Executive Compensation

Management develops our compensation plans by utilizing publicly available compensation data in the media services and technology industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as the Company. For purposes of determining executive compensation, we have not engaged consultants to help us analyze this data or to compare our compensation programs with the practices of the companies represented in the compensation data we review.

Based on management's analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to establish base salaries and total executive compensation (taking into consideration the executive's experience and abilities) that are competitive with those companies with a similar number of employees represented in the compensation data we review.

We work within the framework of this pay-for-performance compensation philosophy to determine each component of an executive's initial compensation package based on numerous factors, including:

•	the individual's particular background, track record and circumstances, including training and prior relevant work experience;

•	the individual's role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

•	the demand for individuals with the individual's specific expertise and experience;

•	performance goals and other expectations for the position; and,

•	uniqueness of industry skills.

The terms of each executive officer's compensation are derived from employment agreements negotiated between the Company and the executive. Each executive's employment agreement is generally negotiated to cover a one to three-year period, and prescribes the base salary and other annual payments, if any, to the executive. Employment agreements for all executive officers are approved by the Board of Directors and the Compensation Committee. Employment agreements for other executives are approved by the Company's Chief Executive Officer.

2007 Executive Compensation Components

For the fiscal year ended June 30, 2007, the principal components of compensation that our named executive officers were eligible to receive were:

•	Base salary;

•	Long Term Equity Incentive Compensation;

•	Performance-based incentive compensation (discretionary bonus); and,

•	Perquisites and other personal benefits.

Base Salary

An executive's base salary is evaluated together with components of the executive's other compensation to ensure that the executive's total compensation is consistent with our overall compensation philosophy.

The base salaries were established in arms-length negotiations between the executive and the Company, taking into account their extensive experience, knowledge of the industry, track record, and achievements on behalf of the Company.

Base salaries are adjusted annually by the Compensation Committee.

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies.

During our fiscal year ended 2007, Mr. Najeeb Ghauri was awarded a cash bonus of $50,000. Ms. Gilger was awarded a cash bonus of $7,004. Ms. McGlasson was awarded a cash bonus of $6,536. Mr. Salim Ghauri was awarded a cash bonus of $50,000 and Mr. Naeem Ghauri was awarded a cash bonus of $50,000.

Long-Term Equity Incentive Compensation

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executives in equity-based awards. Our various Employee Stock Option Plans allow us to grant stock options to employees. We currently make initial equity awards of stock options to new executives and certain non-executive employees in connection with their employment with the Company. Annual grants of options, if any, are approved by the Compensation Committee.

Equity Incentives.    Executives and certain non-executive employees who join us may be awarded stock option grants after they join the Company. These grants have an exercise price equal to the fair market value of our common stock on the grant date. The stock option awards are intended to provide the executive with incentive to build value in the organization over an extended period of time. The size of the stock option award is also reviewed in light of the executive's track record, base salary, other compensation and other factors to ensure that the executive's total compensation is in line with our overall compensation philosophy. A review of all components of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall philosophy and objectives.

Perquisites and Other Personal Benefits

We provide named executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

We maintain benefits and perquisites that are offered to all employees, including health insurance and dental insurance. Benefits and perquisites may vary in different country locations and are consistent with local practices and regulations.

Termination Based Compensation

Upon termination of employment, all executive officers are entitled to receive severance payments under their employment agreements. In determining whether to approve, and as part of the process of setting the terms of, such severance arrangements, the Compensation Committee recognizes that executives and officers often face challenges securing new employment following termination. Further, the Committee recognizes that many of the named executives and officers have participated in the Company since its founding and that this participation has not resulted in a return on their investments. Termination and Change in Control Payments considered both the risk and the dedication of these executives’ service to the Company.

Our Chief Executive Officer, President of EMEA and President of APAC have employment agreements that provide, if his employment is terminated without cause or if the executive terminates the agreement with Good Reason, he is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of the third anniversary of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for him and his family until the end of the employment term and through the end of the third anniversary of the date of termination. Provided, however, if such benefits can not be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued. These agreements further provide for vesting of all options and restrictive stock grants, if any.

The Secretary of the Company has an employment agreement that provides, if she is terminated without cause or if the executive terminates the agreement with Good Reason, she is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of the first anniversary of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for her and her family until the end of the employment term and through the end of the first anniversary of the date of termination. Provided, however, if such benefits can not be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued. These agreements further provide for vesting of all options and restrictive stock grants, if any.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under the management incentive plans are generally fully deductible for federal income tax purposes.

Accounting for Stock-Based Compensation

Beginning on July 1, 2006, we began accounting for stock-based payments, including awards under our Employee Stock Option Plans, in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R).

Summary Compensation Table

The following table shows the compensation for the fiscal year ended June 30, 2007 earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($)\		All Other Compensation ($)		Total ($)

Najeeb Ghauri	2007	$275,000	$50,000	$-		$-	(3)	$46,700	(5)	$371,700
Chief Executive Officer,	2006	$250,000	$-	$-		$-	(4)	$26,656	(5)	$276,656
Chairman

Naeem Ghauri	2007	$225,000	$50,000	$-		$-	(3)	$34,660	(6)	$309,660
Chief Executive Officer,	2006	$280,000	$-	$-		$-	(4)	$31,903	(6)	$311,903
Global Products Division

Salim Ghauri	2007	$175,000	$50,000	$-		$-	(3)	$-	(7)	$225,000
Chief Executive Officer,	2006	$150,000	$-	$-		$-	(4)	$-	(7)	$150,000
Global Services Division

Tina Gilger	2007	$95,000	$7,004	$-		$-	(3)	$17,587	(8)	$119,591
Chief Financial Officer	2006	$95,000	$7,096	$-		$-	(4)	$12,188	(8)	$114,284

Patti L. W. McGlasson	2007	$110,000	$6,536	$-		$-	(3)	$-	(9)	$116,536
Secretary, General Counsel	2006	$110,000	$-	$19,397	(2)	$-	(4)	$-	(9)	$129,397

(1) No stock was awarded to any officer during the fiscal year ended June 30, 2007 and therefore, no expense was recognized in the consolidated financial statements.

(2) For the fiscal year ended June 30, 2006, 10,000 shares of common stock were awarded to Ms. McGlasson for compensation in her role as general counsel. Based on the fair market value at the date of issuance the Company recorded $19,397 in expense for the stock awarded. No other officer was awarded stock during the fiscal year.

(3) No options were awarded to any officer during the fiscal year ended June 30, 2007 and therefore, no expense was recognized in the consolidated financial statements.

(4) See Note 11 to our Consolidated Financial Statements included herein as to the assumptions used to determine the fair value of our option awards. During fiscal year ended June 30, 2006, FAS 123R was not effective for the Company and therefore, the Company did not record any expense for the options awarded. The following table reflects the options granted to each officer and the amount the Company would have been required to record had FAS 123R been effective:

Options Granted FYE 2006

			BLACK
		EXERCISE	SCHOLES	FAIR
NAME	# SHARES	PRICE	VALUE	VALUE
Najeeb Ghauri	250,000	$1.83	$1.676	$419,000
	250,000	$2.50	$2.323	$580,750

Naeem Ghauri	250,000	$1.83	$1.676	$419,000
	250,000	$2.50	$2.323	$580,750

Salim Ghauri	250,000	$1.83	$1.676	$419,000
	250,000	$2.50	$2.323	$580,750

Tina Gilger	10,000	$1.86	$1.249	$12,490
	10,000	$2.79	$1.106	$11,060
	20,000	$1.65	$1.108	$22,160
	20,000	$2.25	$1.012	$20,240

Patti McGlasson	20,000	$1.65	$1.108	$22,160
	20,000	$2.25	$1.012	$20,240

(5) Consists of $29,000 and $12,000 paid for automobile and travel allowance and $17,856 and $14,656 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2007 and 2006, respectively.

(6) Consists of $31,876 and $29,340 paid for automobile and travel allowance and $2,784 and $2,562 paid for private medical insurance premiums paid by the Company for the fiscal years ended June 30, 2007 and 2006, respectively.

(7) The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2007 and 2006, respectively.

(8) Consists of $17,587 and $12,188 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2007 and 2006, respectively.

(9) The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2007 and 2006, respectively.

Grants of Plan-Based Awards

There were no options granted to the named executives during the fiscal year ended June 30, 2007.

Discussion of Summary Compensation Table

The terms of our executive officers' compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee. The terms of Mr. Najeeb Ghauri, Mr. Naeem Ghauri and Mr. Salim Ghauri’s employment agreements with the Company were the result of negotiations between the Company and the executives and were approved by our Compensation Committee and Board of Directors. The terms of Ms. McGlasson’s employment agreement with the Company were the result of negotiations between our Chief Executive Officer and Ms. McGlasson and were approved by our Compensation Committee and Board of Directors. The terms of Ms. Gilger’s employment were the result of negotiations between our Chief Executive Officer and Ms. Gilger and were approved by our Compensation Committee and Board of Directors.

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri. Pursuant to the Employment Agreement between Mr. Ghauri and the Company (the "CEO Agreement"), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer from the date of the CEO Agreement through December 31, 2009. Under the CEO Agreement, Mr. Ghauri is entitled to an annualized base salary of $275,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. In addition, Mr. Ghauri is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year and is to receive a car allowance totaling $3,000 per month for the term of the CEO Agreement. Finally, during the term of the CEO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ghauri, his spouse and dependent family members under the Company's health and related benefit plans.

The CEO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CEO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 36 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 36 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the CEO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 30 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CEO Agreement by the Company. Under the CEO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CEO Agreement by Mr. Ghauri.

The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO Agreement, a copy of which was filed as an exhibit to this report.

Employment Agreement with Naeem Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our President of the EMEA Region and Chief Executive Officer of the Global Products Division, Naeem Ghauri. Pursuant to the Employment Agreement between Mr. Ghauri and the Company (the "President EMEA Agreement"), the Company agreed to employ Mr. Ghauri as its President of the EMEA region and Chief Executive Officer of the Global Products Division from the date of the President EMEA Agreement through December 31, 2009. Under the President EMEA Agreement, Mr. Ghauri is entitled to an annualized base salary of $225,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. In addition, Mr. Ghauri is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year and is to receive a car allowance totaling $2,000 per month for the term of the President EMEA Agreement. Finally, during the term of the President EMEA Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ghauri, his spouse and dependent family members under the Company's health and related benefit plans.

The President EMEA Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the President EMEA Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 36 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 36 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the President EMEA Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 30 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the President EMEA Agreement by the Company. Under the President EMEA Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the President EMEA Agreement by Mr. Ghauri.

The above summary of the President EMEA Agreement is qualified in its entirety by reference to the full text of the President EMEA Agreement, a copy of which was filed as an exhibit to this report.

Employment Agreement with Salim Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our President of the APAC Region and Chief Executive Officer of the Global Services Division, Mr. Salim Ghauri. Pursuant to the Employment Agreement between Mr. Ghauri and the Company (the "President APAC Agreement"), the Company agreed to employ Mr. Ghauri as its President APAC and Chief Executive Officer of the Global Services Division from the date of the President APAC Agreement through December 31, 2009. Under the President APAC Agreement, Mr. Ghauri is entitled to an annualized base salary of $175,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. In addition, Mr. Ghauri is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year. Finally, during the term of the President APAC Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ghauri, his spouse and dependent family members under the Company's health and related benefit plans.

The President APAC Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the President APAC Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 36 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 36 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the President APAC Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 30 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the President APAC Agreement by the Company. Under the President APAC Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the President APAC Agreement by Mr. Ghauri.

The above summary of the President APAC Agreement is qualified in its entirety by reference to the full text of the President APAC Agreement, a copy of which was filed as an exhibit to this report.

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary and General Counsel, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement between Ms. McGlasson and the Company (the "General Counsel Agreement"), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through April 30, 2008. Under the General Counsel Agreement, Ms. McGlasson was entitled to an annualized base salary of $110,000 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. Effective August 1, 2007, Ms. McGlasson’s annualized salary was raised to $130,000. The Company retained the right to increase the base compensation as it deems necessary. In addition, Ms. McGlasson is entitled to participate in the Company's stock option plans and, is entitled to two weeks of paid vacation per calendar year. Finally, during the term of the General Counsel Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Ms. Ghauri, hers spouse and dependent family members under the Company's health and related benefit plans.

The General Counsel Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the General Counsel Agreement, if she terminates her employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, she shall be entitled to all remaining salary from the termination date until 12 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 12 months. She shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If she is terminated by the Company for Cause (as described below), or at the end of the employment term, she shall not be entitled to further compensation. Under the General Counsel Agreement, Good Reason includes the assignment of duties inconsistent with her title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 60 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the President APAC Agreement by the Company. Under the General Counsel Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the General Counsel Agreement by Ms. McGlasson.

The above summary of the General Counsel Agreement is qualified in its entirety by reference to the full text of the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2006 on September 27, 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2007, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

	NUMBER OF	NUMBER OF
	SECURITIES	SECURITIES
	UNDERLYING	UNDERLYING	OPTION	OPTION
	OPTIONS (#)	OPTIONS (#)	EXERCISE	EXPIRATION
NAME	EXERCISABLE	UNEXERCISABLE	PRICE ($)	DATE
Najeeb Ghauri	100,000	-	2.21	1/1/14
	100,000		3.75	1/1/14
	50,000		5.00	1/1/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	250,000		1.83	6/2/16
	250,000		2.50	6/2/16

Naeem Ghauri	100,000	-	2.21	1/2/14
	100,000		3.75	1/2/14
	50,000		5.00	1/2/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	10,000		2.50	2/16/12
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	250,000		1.83	6/2/16
	250,000		2.50	6/2/16

Salim Ghauri	100,000	-	2.21	1/2/14
	100,000		3.75	1/2/14
	50,000		5.00	3/26/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	20,000		2.50	2/16/12
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	250,000		1.83	6/2/16
	250,000		2.50	6/2/16

Tina Gilger	10,000	-	1.86	7/20/15
	10,000		2.79	7/20/15
	20,000		1.65	7/7/15
	20,000		2.25	7/7/15

Patti L. W. McGlasson	10,000	-	3.00	1/1/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	20,000		1.65	7/7/15
	20,000		2.25	7/7/15

Option Exercises and Stock Vested

Mr. Najeeb Ghauri exercised options to acquire 125,773 shares of common stock of the Company at the exercise price of $1.94 per share during the last fiscal year.

Mr. Naeem Ghauri exercised options to acquire 125,773 shares of common stock of the Company at the exercise price of $1.94 per share during the last fiscal year.

Mr. Salim Ghauri exercised options to acquire 125,773 shares of common stock of the Company at the exercise price of $1.94 per share during the last fiscal year.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Potential Payments upon Termination or Change of Control

Generally, regardless of the manner in which a named executive officer's employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include the portion of the executive's base salary that has accrued prior to any termination and not yet been paid and unused vacation pay.

In addition, we are required to make the additional payments and/or provide additional benefits to the individuals named in the Summary Compensation Table in the event of a termination of employment or a change of control, as set forth below.

Change-in-Control Payments

Najeeb Ghauri, Chairman and Chief Executive Officer

In the event that Mr. Ghauri is terminated as a result of a change in control (defined below), he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a one time payment equal to the product of 2.99 and his salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one percent of the Company’s consolidated gross revenues for the previous twelve (12) months; and, at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, he shall so notify the Company of his intent.

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2007, the last day of our most recently completed fiscal year.

			TERMINATION
			BY US
			WITHOUT
		TERMINATION	CAUSE OR BY
	CHANGE	UPON DEATH	EXECUTIVE
	OF	OR	FOR GOOD
BENEFITS AND PAYMENTS	CONTROL	DISABILITY	CAUSE
Base Salary	$878,103	$-	$878,103
Bonus	50,000
Salary Multiple Pay-out	822,250
Bonus or Revenue One-time Pay-Out	292,821
Net Cash Value of Options	1,399,145

Total	$3,442,319	$-	$878,103

Naeem Ghauri, President EMEA and Chief Executive Officer of Global Products Division

In the event that Mr. Ghauri is terminated as a result of a change in control (defined below), he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a one time payment equal to the product of 2.99 and his salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one percent of the Company’s consolidated gross revenues for the previous twelve (12) months; and, at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, he shall so notify the Company of his intent.

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2007, the last day of our most recently completed fiscal year.

			TERMINATION
			BY US
			WITHOUT
		TERMINATION	CAUSE OR BY
	CHANGE	UPON DEATH	EXECUTIVE
	OF	OR	FOR GOOD
BENEFITS AND PAYMENTS	CONTROL	DISABILITY	CAUSE
Base Salary	$675,000	$-	$675,000
Bonus	50,000
Salary Multiple Pay-out	672,750
Bonus or Revenue One-time Pay-Out	292,821
Net Cash Value of Options	1,406,745

Total	$3,097,316	$-	$675,000

Salim Ghauri, President APAC and Chief Executive Officer of Global Services Division

In the event that Mr. Ghauri is terminated as a result of a change in control (defined below), he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a one time payment equal to the product of 2.99 and his salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one percent of the Company’s consolidated gross revenues for the previous twelve (12) months; and, at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, he shall so notify the Company of his intent.

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2007, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD CAUSE
Base Salary	$525,000	$-	$525,000
Bonus	50,000
Salary Multiple Pay-out	523,250
Bonus or Revenue One-time Pay-Out	292,821
Net Cash Value of Options	1,414,345

Total	$2,805,416	$-	$525,000

Patti L. W. McGlasson, Secretary and General Counsel

In the event that Ms. McGlasson is terminated as a result of a change in control (defined below), she is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a one time payment equal to the product of 2.99 and her salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one-half of one percent of the Company’s consolidated gross revenues for the previous twelve (12) months; and, at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, she shall so notify the Company of her intent.

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2007, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD CAUSE
Base Salary	$110,000	$-	$110,000
Bonus	6,536
Salary Multiple Pay-out	328,900
Bonus or Revenue One-time Pay-Out	146,410
Net Cash Value of Options	136,800

Total	$728,646	$-	$110,000

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended June 30, 2007, other than Najeeb Ghauri, Naeem Ghauri and Salim Ghauri who are executives and directors.

	FEES
	EARNED
	OR PAID	OPTION
	IN CASH	AWARDS	TOTAL
NAME	($)	($) (1)	($)
Eugen Beckert	24,500	-	24,500
Shahid Javed Burki	26,750	-	26,750
Mark Caton	8,000	-	8,000
Alexander Shakow (2)	1,333	-	1,333
Jim Moody (3)	11,250	-	11,250
Derek Soper (4)	14,667	-	14,667

(1)	There were no options awarded during fiscal year ended June 30, 2007

(2)	Mr. Shakow joined the board upon his election by the Board of Directors on June 4, 2007.

(3)	Mr. Moody resigned from our Board of Directors effective December 31, 2007.

(4)	Mr. Soper did not stand for re-election to our Board of Directors and his term concluded on June 4, 2007.

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2007

CASH
BOARD ACTIVITY	PAYMENTS
Annual Cash Retainer	$10,000
Committee Membership	$2,000
Chairperson for Audit Committee	$15,000
Chairperson for Compensation Committee	$12,000
Chairperson for Nominating and Corporate Governance Committee	$9,000

Members of our Board of Directors are also eligible to receive stock option grants both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee, which grants are non-qualified stock options under our Employee Stock Option Plans. Further, from time to time, the non-employee members of the Board of Directors are eligible to receive stock grants that may be granted if and only if approved by the shareholders of the Company.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert, Mr. Burki and Mr. Shakow. During the fiscal year ended June 30, 2007, the Chairman of the Compensation Committee was Mr. Beckert. From June 30, 2006, the Compensation Committee consisted of Mr. Beckert, Mr. Burki, Mr. Moody and Mr. Soper. Mr. Moody resigned effective December 31, 2007. Mr. Moody was replaced on the committee by Mr. Caton. Mr. Soper did not stand for reelection to the board and accordingly, his committee membership concluded on June 4, 2007. There were no other members of the committee during the fiscal year ended June 30, 2007. All current members of the Compensation Committee are "independent directors" as defined under the Nasdaq Marketplace Rules. None of these individuals were at any time during the fiscal year ended June 30, 2007, or at any other time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Employee Stock Option Plans

The 2001 plan authorizes the issuance of up to 2,000,000 options to purchase common stock of which 2,000,000 have been granted. The grant prices range between $.75 and $2.50.

The 2002 plan authorizes the issuance of up to 2,000,000 options to purchase common stock of which 2,000,000 options have been granted. The grant prices range between $.75 and $5.00.

In March 2004, our shareholders approved the 2003 stock option plan. This plan authorizes up to 2,000,000 options to purchase common stock of which 1,189,606 have been granted. The grant prices range between $1.00 and $5.00.

In March 2005, our shareholders approved the 2004 stock option plan. This plan authorizes up to 5,000,000 options to purchase common stock of which 4,998,246 have been granted. The grant prices range between $1.50 and $3.00.

In April 2006, our shareholders approved the 2005 stock option plan. This plan authorizes up to 5,000,000 options to purchase common stock of which 1,780,000 have been granted. The grant prices range between $1.70 and $2.55.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 13, 2007, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

		Percentage
Name and	Number of	Beneficially
Address	Shares(1)(2)	owned(4)

Najeeb Ghauri (3)	2,412,650	11.28%
Naeem Ghauri (3)	2,261,367	10.58%
Salim Ghauri (3)	2,377,416	11.12%
Eugen Beckert (3)	223,900	*
Shahid Javed Burki (3)	204,000	*
Mark Caton (3)	6,000	*
Alexander Shakow (3)	0	*
Patti McGlasson (3)	140,000	*
Tina Gilger (3)	86,731	*
The Tail Wind Fund Ltd.(5)(6)	2,116,117	9.9%
All officers and directors
as a group (nine persons)	7,572,064	35.42%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 19, 2007 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes shares issuable upon exercise of options exercisable within 60 days, as follows: Mr. Najeeb Ghauri, 1,774,227; Mr. Naeem Ghauri, 1,784,227; Mr. Salim Ghauri, 1,774,227; Mr. Eugen Beckert, 135,000; Mr. Shahid Burki, 150,000; Ms. Tina Gilger, 75,000; and Ms. Patti McGlasson, 115,000.

(3) Address c/o NetSol Technologies, Inc. at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302.

(4) Shares issued and outstanding as of September 13, 2007 were 21,374,922.

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

(6) Subject to the Ownership Limitation (defined below), The Tail Wind Fund Ltd. (“Tail Wind”) would own a total of 4,281,411 shares of Common Stock, including: 2,141,515 shares of Common Stock issuable upon conversion of shares of preferred stock issued to Tail Wind (“the Preferred Stock”); 833,334 shares of Common Stock issuable upon exercise of Warrants issued to Tail Wind on such date (“Warrants”); 804,795 shares of common stock issued s part of a private placement in June 2007; warrants to acquire 303,030 shares of Common Stock issued as part of the June 2007 private placement; 83,306 issued as dividend payments on the Preferred Stock; and 115,431 as interest on the Note issued in June 2006 and converted into preferred stock in October 2006. The private placement was also subject to the Ownership Limitation. In accordance with Rule 13d-4 under the Securities Exchange Act of 1934, as amended, because the number of shares of Common Stock into which the Reporting Person's Notes and Warrants are convertible and exercisable is limited, pursuant to the terms of such instruments, to that number of shares of Common Stock which would result in the Reporting Person having beneficial ownership of 9.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation"), Tail Wind Fund Ltd. disclaims beneficial ownership of any and all shares of Common Stock that would cause the Reporting Person's beneficial ownership to exceed the Ownership Limitation. In accordance with the Ownership Limitation, Tail Wind, based upon 21,374,922 shares of common stock outstanding, beneficially owns 4,281,411 shares of Common Stock and disclaims beneficial ownership of 1,966,557 shares of Common Stock.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 2007, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees. This compensation is discussed in the sections entitled “Compensation of Directors” beginning on page 32.

In July 2007, the board approved compensation for service on the board of directors, the Audit, Compensation and Nominating and Corporate Governance Committees. This compensation is discussed in the sections entitled “Compensation of Directors” beginning on page 43.

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

3.6	Amendment to the Articles of Incorporation dated October 18, 2006(1)

3.7
Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.*

3.8	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol’s Registration Statement filed on Form S-8 filed on March 27, 2002.*

4.1	Form of Common Stock Certificate*

4.2	Form of Warrant*.

4.3	Form of Series A 7% Cumulative Preferred Stock filed as Annex E to NetSol’s Definitive Proxy Statement filed September 18, 2006*.

10.1	Lease Agreement for Calabasas executive offices dated December 3, 2003 incorporated by reference as Exhibit 99.1 to NetSol’s Current Report filed on Form 8-K filed on December 24, 2003.*

10.2	Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company’s Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*

10.3	CompanyStock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol’s Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997*

10.4	Company 2003 Incentive and Nonstatutory incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed February 6, 2004.*

10.5	Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol’s Registration Statement on Form S-8 filed on March 27, 2002.*

10.6
Frame Agreement by and between DaimlerChrysler Services AG and NetSol Technologies dated June 4, 2004 incorporated by reference as Exhibit 10.13 to NetSol’s Annual Report for the year ended June 30, 2005 on Form 10-KSB filed on September 15, 2005.*

10.7
Share Purchase Agreement dated as of January 19, 2005 by and between the Company and the shareholders of CQ Systems Ltd. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on January 25, 2005.*

10.8
Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on May 8, 2006.*

10.9
Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006 incorporated by reference as Exhibit 10.20 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006*.

10.10
Employment Agreement by and between NetSol Technologies, Inc. and John McCue dated June 30, 2006 incorporated by reference as Exhibit 10.21 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006*

10.11.	Employment Agreement by and between the Company and Najeeb Ghauri dated January 1, 2007(1)

10.12	Employment Agreement by and between the Company and Naeem Ghauri dated January 1, 2007(1).

10.13	Employment Agreement by and between the Company and Salim Ghauri dated January 1, 2007(1).

10.14	Employment Agreement by and between the Company and Tina Gilger dated August 1, 2007(1).

10.15	Lease Agreement by and between McCue Systems, Inc. and Sea Breeze 1 Venture dated April 29, 2003*.

10.16	Amendment to Lease Agreement by and between McCue Systems, Inc. and Sea Breeze 1 Venture dated June 25, 2007(1).

10.17
Lease Agreement by and between NetSol Pvt Limited and Civic Centres Company (PVT) Limited dated May 28, 2001 incorporated by this reference as Exhi bit 10.23 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*.

10.18
Lease Agreement by and between NetSol Pvt Limited and Mrs.Rameeza Zobairi dated December 5, 2005 incorporated by this reference as Exhibit 10.24 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*.

10.19
Lease Agreement by and between NetSol Pvt Limited and Mr. Nisar Ahmed dated May 4, 2006 incorporated by this reference as Exhibit 10.25 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*

10.20
Lease Agreement by and between NetSol Technologies, Ltd. and Argyll Business Centres Limited dated April 28, 2006 incorporated by this reference as Exhibit 10. 26 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*

10.21	Tenancy Agreement by and between NetSol Technologies, Ltd. and Beijing Lucky Goldstar Building Development Co. Ltd. dated June 26, 2007.(1)

10.22	Company 2005 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on March 3, 2006.*

10.23	Company 2004 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on February 7, 2005.*

10.24	Working area sublease by and between NetSol Technologies, Ltd. and Toyota Leasing (Thailand) Co. Ltd., dated June 21, 2007.(1)

14.1	Amended and Restated Code of Ethics (1)

21.1	A list of all subsidiaries of the Company(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed

(1) Filed Herewith

(b) Reports on Form 8-K

1)
On April 30, 2007, the Company filed a current report including its press release dated April 30, 2007 which announced the results of operations and financial conditions for its Pakistani subsidiary, NetSol Technologies, Ltd. for the quarter ended March 31, 2007.

2)
On May 8, 2007, the Company filed a current report including its press release dated May 8, 2007 and Financial Results Presentation dated May 8, 2007 which announced the results of operations and financial conditions for the quarter ended March 31, 2007.

3)
On June 7, 2007 the Company filed a current report announcing the decision of Derek Soper not to stand for reelection and the election, at the Company’s annual shareholders’ meeting, of the current board of directors.

Item 14 Principal Accountant Fees and Services

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2007 and June 30, 2006. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10-KSB or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2007 was $105,000, and for the year ended June 30, 2006 was $135,500.

Audit Related Fees

The aggregate fees billed by Kabani & Co. during fiscal 2007 including assurance and related audit services not covered in the preceding paragraph was $40,000. These “Audit Related Fees” were primarily for services in connection with the review of quarterly financial statements and the Company’s filing of a Registration Statement and amendments thereto on Form S-3. The aggregate fees billed by Kabani & Company during fiscal 2006 including assurance and related audit services not covered in the preceding paragraph was $31,500. These “Audit Related Fees” were primarily for services in connection with the review of quarterly financial statements and the Company’s filing of a Registration Statement on Form S-8.

Tax Fees

Tax fees for fiscal year 2007 were $12,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2006. Tax fees for fiscal year 2006 were $21,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2004 and 2005.

All Other Fees

There were no other fees billed by Kabani & Co. or services rendered to NetSol during the fiscal years ended June 30, 2007 and 2006, other than as described above.

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

NetSol Technologies, Inc.

Date: September 20, 2007	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 20, 2007	BY:	/S/ Tina Gilger
Tina Gilger
Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 20, 2007	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri Chief Executive Officer Director, Chairman

Date: September 20, 2007	BY:	/S/ SALIM GHAURI
Salim Ghauri President, APAC Director

Date: September 20, 2007	BY:	/S/ EUGEN BECKERT
Eugen Beckert Director

Date: September 20, 2007	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki Director

Date: September 20, 2007	BY:	/S/ MARK CATON
Mark Caton Director

Date: September 20, 2007	BY:	/S/ ALEXANDER SHAKOW
Alexander Shakow Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2007 and the results of its consolidated operations and its cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
September 10, 2007

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$4,010,164
Accounts receivable, net of allowance for doubtful accounts of $106,090	7,937,686
Revenues in excess of billings	8,501,769
Other current assets	2,278,749
Total current assets		22,728,368
Property and equipment, net of accumulated depreciation		7,583,752
Other assets, long-term		1,308,267
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	7,772,848
Customer lists, net	2,427,405
Goodwill	7,708,501
Total intangibles		17,908,754
Total assets		$49,529,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,590,652
Current portion of notes and obligations under capitalized leases	887,098
Other payables - acquisitions	962,406
Unearned revenues	2,815,660
Due to officers	356,422
Dividend to preferred stockholders payable	77,640
Loans payable, bank	3,097,928
Total current liabilities		11,787,806
Obligations under capitalized leases, less current maturities		339,759
Total liabilities		12,127,565
Minority interest		3,552,635
Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
4,130 issued and outstanding	4,130,000
Common stock, $.001 par value; 45,000,000 shares authorized;
20,556,553 issued and outstanding	20,556
Additional paid-in-capital	66,988,147
Treasury stock	(10,194)
Accumulated deficit	(37,132,343)
Stock subscription receivable	(1,001,407)
Common stock to be issued	1,329,612
Other comprehensive loss	(475,430)
Total stockholders' equity		33,848,941
Total liabilities and stockholders' equity		$49,529,141

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30, 2007	June 30, 2006
Revenues:
Licence fees	$9,788,266	$5,192,371
Maintenance fees	5,441,339	2,444,075
Services	14,052,481	11,053,966
Total revenues	29,282,086	18,690,412
Cost of revenues:
Salaries and consultants	8,812,934	6,117,886
Travel and entertainment	1,529,796	756,880
Communication	161,128	129,741
Depreciation and amortization	652,669	733,370
Other	2,502,452	1,282,641
Total cost of sales	13,658,979	9,020,518
Gross profit	15,623,107	9,669,894
Operating expenses:
Selling and marketing	2,356,831	1,789,349
Depreciation and amortization	1,988,603	2,286,678
Salaries and wages	4,294,368	2,557,648
Professional services, including non-cash compensation	1,067,702	607,706
Bad debt expense	189,873	30,218
General and adminstrative	3,078,862	2,657,642
Total operating expenses	12,976,239	9,929,241
Income (loss) from operations	2,646,868	(259,347)
Other income and (expenses)
Loss on sale of assets	(2,977)	(35,090)
Beneficial conversion feature	(2,208,334)	(14,389)
Amortization of debt discount and capitalized cost of debt	(2,803,691)	-
Liquidation damages	(180,890)	-
Fair market value of warrants issued	(68,411)	(21,505)
Gain on forgiveness of debt	-	8,294
Interest expense	(617,818)	(442,887)
Interest income	339,164	280,276
Other income and (expenses)	114,423	191,736
Total other expenses	(5,428,534)	(33,565)
Net loss before taxes and minority interest in subsidiary	(2,781,666)	(292,912)
Minority interest in earnings of subsidiary	(1,935,589)	(954,120)
Income taxes	(160,306)	(106,021)
Net loss	(4,877,561)	(1,353,053)
Dividend required for preferred stockholders	(237,326)	-
Bonus stock dividend (minority holders portion)	(345,415)	-
Net loss applicable to common shareholders	(5,460,302)	(1,353,053)
Other comprehensive (loss) gain:
Translation adjustment	(55,770)	101,031
Comprehensive loss	$(5,516,072)	$(1,252,022)

Net loss per share:
Basic	$(0.27)	$(0.09)
Diluted	$(0.27)	$(0.09)
Weighted average number of shares outstanding
Basic	18,189,590	14,567,007
Diluted	18,189,590	14,567,007

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2006 AND 2007

								Other
					Stock		Capitalized	Compre-
			Additional		Sub-		Finance	hensive		Total
	Common Stock		Paid-in	Treasury	scriptions	Shares to	Costs	Income/	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Receivable	be Issued	of Debt	(Loss)	Deficit	Equity
Balance at June 30, 2005	13,830,884	$13,831	$46,610,746	$(27,197)	$(616,650)	$108,500	$-	$(520,691)	$(30,318,988)	$15,249,551

Issuance of common stock for cash	933,334	933	1,399,067							1,400,000
Issuance of common stock for services	67,255	67	111,548			7,500				119,115
Excercise of common stock options	285,383	285	346,697		317,400	5,000				669,382
Issuance of common stock in
exchange for notes payable & interest	36,607	37	70,981							71,018
Issuance of common stock for
conversion of convertible debentures	80,646	81	149,919							150,000
Issuance of common stock in
exchange for purchase of CQ Systems	884,535	885	1,847,795							1,848,680
Issuance of common stock in
exchange for purchase of McCue Systems	-	-	-			1,628,979				1,628,979
Issuance of common stock in
exchange for accrued expenses	42,231	42	64,036							64,078
Issuance of treasury shares for services				17,003						17,003
Capital contribution from issuance of
subsidiary stock on foreign exchange	-	-	4,031,002							4,031,002
Fair market value of warrants and options issued	-	-	2,474,751							2,474,751
Capitalized finance costs of debt	-	-	-				(326,599)			(326,599)
Foreign currency translation adjustments	-	-	-					101,031		101,031
Net loss for the year	-	-	-						(1,353,053)	(1,353,053)

Balance at June 30, 2006	16,160,875	$16,161	$57,106,542	$(10,194)	$(299,250)	$1,749,979	$(326,599)	$(419,660)	$(31,672,041)	$26,144,938

Continued

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
FOR THE YEARS ENDED JUNE 30, 2006 AND 2007

										Other
							Stock		Capitalized	Compre-
					Additional		Sub-		Finance	hensive		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	Costs	Income/	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	of Debt	(Loss)	Deficit	Equity
Balance at June 30, 2006	-	$-	16,160,875	$16,161	$57,106,542	$(10,194)	$(299,250)	$1,749,979	$(326,599)	$(419,660)	$(31,672,041)	$26,144,938
Preferred Stock issued
for conversion of
convertible note	5,500	5,500,000										5,500,000
Excercise of common
stock options			1,525,030	1,525	2,548,198		(517,250)	(5,000)				2,027,473
Common stock issued for:
Cash			103,333	104	108,396		(219,907)	1,141,500				1,030,093
Services			261,984	261	390,216		35,000	7,500				432,977
Conversion of
preferred stock	(1,370)	(1,370,000)	830,302	830	1,369,170							-
Payment of dividend
on preferred stock			105,589	105	159,579							159,684
Common stock issued
in exhange for:
Notes payable and
related interest			230,863	231	339,137							339,368
Purchase of
McCue Systems			1,329,470	1,330	2,274,677			(1,564,367)				711,640
Beneficial conversion
feature					2,208,334							2,208,334
Repricing of warrants					11,667							11,667
Bonus shares issued by
subsidiary					345,415							345,415
Adjustment to
stockholder list			9,107	9	(9)							-
Fair market value
of warrants and
options issued			-	-	136,571							136,571
Finance costs
of capital raised			-	-	(9,746)				326,599			316,853
Foreign currency
translation adjusts			-	-	-					(55,770)		(55,770)
Net loss for the year			-	-	-						(5,460,302)	(5,460,302)

Balance at June 30, 2007	4,130	$4,130,000	20,556,553	$20,556	$66,988,147	$(10,194)	$(1,001,407)	$1,329,612	$-	$(475,430)	$(37,132,343)	$33,848,941

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss from continuing operations	$(5,460,302)	$(1,353,053)
Adjustments to reconcile net loss to net cash
used in by operating activities:
Depreciation and amortization	2,641,272	3,020,048
Provision for uncollectible accounts	189,873	30,218
Gain on forgiveness of debt	-	(8,294)
Loss on sale of assets	2,977	35,090
Minority interest in subsidiary	1,935,589	954,120
Stock issued for services	88,099	200,194
Stock issued for convertible note payable interest	311,868	-
Stock issued for dividends payable to preferred stockholder	159,684	-
Bonues stock dividend issued by subsidiary	345,415	-
Fair market value of warrants and stock options granted	136,571	25,618
Beneficial conversion feature	2,208,334	14,389
Amortization of capitalized cost of debt	2,815,358	100,172
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,858,608)	(1,351,660)
Increase in other current assets	(3,199,796)	(3,789,179)
Increase in accounts payable and accrued expenses	560,138	430,419
Net cash used in operating activities	(123,528)	(1,691,918)
Cash flows from investing activities:
Purchases of property and equipment	(2,420,470)	(2,709,569)
Sales of property and equipment	366,088	301,684
Purchases of certificates of deposit	-	(1,534,371)
Proceeds from sale of certificates of deposit	1,737,481	-
(Payments)/Accruals of acquisition payable	(4,027,753)	4,086,204
Increase in intangible assets	(3,295,262)	(5,027,968)
Cash brought in at acquisition	-	473,890
Net cash used in investing activities	(7,639,916)	(4,410,130)
Cash flows from financing activities:
Proceeds from sale of common stock	1,030,093	1,400,000
Proceeds from the exercise of stock options and warrants	1,008,250	669,382
Capital contributed from sale of subsidiary stock	-	4,031,001
Dividend to preferred shareholders payable	77,640	-
Reduction of restricted cash	4,533,555	(4,533,555)
Proceeds from convertible notes payable	-	5,500,000
Proceeds from loans from officers	165,000	-
Net proceeds on loans and capital lease obligations	2,359,017	82,650
Net cash provided by financing activities	9,173,555	7,149,478
Effect of exchange rate changes in cash	106,285	74,611
Net increase in cash and cash equivalents	1,516,396	1,122,041
Cash and cash equivalents, beginning of year	2,493,768	1,371,727
Cash and cash equivalents, end of year	$4,010,164	$2,493,768

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	For the Years
	Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$232,783	$244,390
Taxes	$70,184	$45,511

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for payment of note payable and related interest	$27,500	$71,018
Common stock issued for accrued expenses and accounts payable	$40,750	$7,044
Common stock issued to consultants for R&D services	$269,126	$-
Common stock issued for acquisition of subsidiary	$2,295,649	$1,848,680
Common stock to be issued for acquisition of subsidiary	$-	$1,628,979
Common stock issued for conversion of debentures	$150,000	$150,000
Warrants issued to convertible note holders	$-	$2,108,335
Warrants issued for cost of debt	$-	$340,799
Stock issued for the conversion of Preferred Stock	$1,370,000	$-

Preferred stock issued for conversion of convertible note payable	$5,500,000	$-

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

Business Combinations Accounted for Under the Purchase Method:

CQ Systems

On January 19, 2005, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of common stock of CQ Systems Ltd., a company organized under the laws of England and Wales. The acquisition closed on February 22, 2005. The initial purchase price was £3,576,335 or $6,730,382, of which one-half was due at closing payable in cash and stock and the other half was due when the audited March 31, 2006 financial statements were completed. On the closing date, $1.7 million was paid and 681,965 shares were issued to the shareholders of CQ, valued at $1,676,795 at an average share price of $2.46 was recorded. In addition, the agreement called for the accumulated retained earnings amounting to £423,711 or $801,915 of CQ Systems as of the closing date to be paid to the shareholders in cash and stock. In April 2005, the additional cash of £350,000 or $662,410 was paid and 77,503 shares of the Company’s common stock valued at $139,505 were issued. The total amount paid at closing was $4,178,710. In June 2006, the final installment for the purchase of CQ Systems was determined based on the audited revenues for the twelve month period ending March 31, 2006. Based on the earn-out formula in the purchase agreement, £2,087,071 or $3,785,210 was due in cash and stock. On June 12, 2006, 884,535 shares of the Company’s restricted common stock were issued to the shareholders of CQ Systems. In July 2006, the cash portion of $1,936,530 plus $31,810 of interest was paid to the shareholders.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

McCue Systems

On May 6, 2006, the Company entered into an agreement to acquire 100% of the issued and outstanding stock of McCue Systems, Inc. (“McCue”), a California corporation. The acquisition closed on June 30, 2006. The initial purchase price was estimated at $8,471,455 of which one-half was due at closing payable in cash and stock. The other half is due in two installments over the next two years based on the revenue after the audited December 31, 2006 and 2007 financial statements are completed. On the closing date, $2,117,864 payable and 958,213 shares to be issued valued at $1,628,979 were recorded. The cash was paid on July 5, 2006 and the shares were also issued in July 2006. The total amount paid at closing was $3,746,843. In June 2007, the second installment due was determined based on the audited revenues for the twelve month period ending December 31, 2006. Based on the earn-out formula in the purchase agreement, $1,807,910 was due in cash and stock. On June 27, 2006 397,700 shares of the Company’s restricted common stock were issued to the shareholders of McCue Systems. In July and August 2006, $450,000 and $429,007, respectively, of the cash portion was paid to the shareholders.

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

Joint Venture:

TiG-Netsol

In January 2005, the Company formed TiG-NetSol (Pvt) Limited (“TiG-Netsol”) as a joint venture with a UK based public company TIG Plc., with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. TiG-NetSol was incorporated in Pakistan on January 12, 2005 under the Companies Ordinance, 1984 as a private company limited by shares. The business of TiG-Netsol is export of computer software and its related services developed in Pakistan.

NetSol Omni

In February 2006, the Company purchased 50.1% of the outstanding shares for $60,012 in Talk Trainers (Private) Limited, (“Talk Trainers”), a Pakistan corporation which provides educational services, professional courses, training and Human Resource services to the corporate sector. The major stockholder of Talk Trainers was Mr. Ayub Ghauri, brother to the executive officers of the Company, and therefore the acquisition was recorded at historical cost as the entities are under common control. As the effects of this transaction are immaterial to the Company overall, no pro forma information is provided. During the quarter ended June 30, 2006, Talk Trainers changed its name to NetSol Omni (Private) Limited.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs:

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2007 and 2006 were $643,081 and $593,811 respectively.

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

The weighted average number of shares used to compute basic and diluted loss per share is the same in these consolidated financial statements for the years ended June 30, 2007 and 2006 since the effect of dilutive securities is anti-dilutive.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income & Foreign Currency Translation:

SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. The accounts of NetSol UK and NetSol - CQ Systems use British Pounds; NetSol Technologies (Pvt) Ltd., NetSol Private, NetSol Connect, TiG-Netsol, and NetSol Omni use Pakistan Rupees; NetSol Abraxas uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and McCue Systems, Inc., uses U.S. dollars as the functional currencies. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. During the years ended June 30, 2007 and 2006, comprehensive income included net translation income of $55,770 and $101,031, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $475,430 as of June 30, 2007.

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

INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California and has operations in primarily three tax jurisdictions - the United Kingdom (“UK”), Pakistan and the United States (“US”). For certain operations in the US, Pakistan and the UK, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2007. Accordingly, the Company has no net deferred tax assets.

United States of America

As of June 30, 2007, the Company and its subsidiary in the US had approximately $29,846,716 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2007 and 2006.

	2007	2006
Net Operating Loss Carryforward	$29,846,716	$27,091,578
Total Deferred Tax Assets	11,938,686	10,836,631
Less: Valuation Allowance	(11,938,686)	(10,836,631)
Net Deferred Tax Asset	$-	$-

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2007	2006
Tax expense (credit) at statutory rate - federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Foreign income tax:
UK	-30%	-30%
Pakistan	35%	35%
Changes in valuation allowance	-2%	3%
Tax expense at actual rate	3%	8%

Pakistan

As of June 30, 2007 the Company’s Pakistan subsidiaries had net operating loss carry forwards which can be carried forward for six years to offset future taxable income. The deferred tax assets for the Pakistan subsidiaries at June 30, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Pakistan as of June 30, 2007 and 2006.

	2007	2006
Net Operating Loss Carryforward	$1,496,002	$1,423,264
Total Deferred Tax Assets	523,601	498,142
Less: Valuation Allowance	(523,601)	(498,142)
Net Deferred Tax Asset	$-	$-

UK

As of June 30, 2007 and 2006, the Company’s UK subsidiaries had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the Pakistan subsidiaries at June 30, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the significant components of the net deferred tax assets for operation in the UK as of June 30, 2007 and 2006.

	2007	2006
Net Operating Loss Carryforward	$1,649,025	$283,180
Total Deferred Tax Assets	494,707	84,954
Less: Valuation Allowance	(494,707)	(84,954)
Net Deferred Tax Asset	$-	$-

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2007 and 2006:

	2007	2006
Aggregate:
Total Deferred Tax Assets	11,967,580	11,249,820
Less: Valuation Allowance	(11,967,580)	(11,249,820)
Net Deferred Tax Asset	$-	$-

Income tax payable was approximately $160,306 and $106,021 for the years ended June 30, 2007 and 2006, respectively.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reporting segments:

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries (see Note 16).

New Accounting Pronouncements:

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - MAJOR CUSTOMERS

During fiscal year ended June 30, 2007, there were no customers who represented 10% or more of the Company’s total revenue.

The Company is a strategic business partner for DaimlerChrysler (which consists of a group of many companies), which accounts for approximately 2% and 11% of revenue for the fiscal years ended June 30, 2007 and 2006 and Toyota Motors (which consists of a group of many companies) accounts for approximately 9% and 12% of revenue for the fiscal year ended June 30, 2007 and 2006. Accounts receivable at June 30, 2007 and 2006 for these companies was $1,701,666 and $1,546,642.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets consist of the following as of June 30, 2007:

Prepaid Expenses	$776,785
Advance Income Tax	187,219
Employee Advances	166,469
Security Deposits	260,199
Advance Rent	186,656
Other Receivables	656,727
Other Assets	44,694

Total	$2,278,749

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at June 30, 2007:

Office furniture and equipment	$1,216,833
Computer equipment	6,776,051
Assets under capital leases	1,321,159
Building	3,247,352
Construction in process	274,698
Land	600,481
Autos	213,336
Improvements	419,797
Subtotal	14,069,707
Accumulated depreciation	(6,485,955)
$7,583,752

For the years ended June 30, 2007 and 2006, fixed asset depreciation expense totaled $1,015,835 and $1,053,382, respectively. Of these amounts, $567,145 and $663,397, respectively, are reflected as part of cost of goods sold.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2007:

	Product Licenses	Customer Lists	Total
Intangible asset - June 30, 2006	$10,920,327	$5,438,594	$16,358,921
Additions	3,470,253	12,500	3,482,753
Effect of translation adjustment	113,128	-	113,128
Accumulated amortization	(6,730,860)	(3,023,689)	(9,754,549)
Net balance - June 30, 2007	$7,772,848	$2,427,405	$10,200,253

Amortization expense:
Year ended June 30, 2007	$930,793	$694,644	$1,625,437
Year ended June 30, 2006	$1,377,385	$589,281	$1,966,666

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above amortization expense includes amounts in “Cost of Goods Sold” for capitalized software development costs of $85,523 and $69,973 for the fiscal years ended June 30, 2007 and 2006, respectively.

At June 30, 2007, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $5,782,366. Software development amortization expense was $227,335 and $105,389 for the years ended June 30, 2007 and June 30, 2006, respectively.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/08	6/30/09	6/30/10	6/30/11	6/30/12	TOTAL
Product Licences	$949,173	$869,325	$586,094	$197,105	$85,523	$2,687,220
Customer Lists	694,644	694,644	606,852	431,266	-	2,427,406

	$1,643,817	$1,563,969	$1,192,946	$628,371	$85,523	$5,114,626

Goodwill is comprised of amounts recognized in the acquisition of the following:

	Balance at	Balance at
	June 30, 2007	June 30, 2006
NetSol PK Tech	$1,166,611	$1,166,611
CQ Systems	3,471,813	3,471,813
McCue Systems	3,010,846	1,395,251
NetSol Omni	59,231	59,231

Total	$7,708,501	$6,092,906

There was no impairment of goodwill for the years ended June 30, 2007 and 2006.

NOTE 7 - OTHER ASSETS - LONG TERM

As of June 30, 2007, one of the Company’s subsidiaries has reclassified two of its accounts receivable as long-term amounting to $1,015,404, at present value discount of $62,628. The discount was calculated using a rate of 6% and a time period of one year as the collection is scheduled in July 2008.

During the year, PK Tech has outgrown its current facility and has looked to other sources to house its growing numbers of employees. The owner of the adjacent land agreed to build an office to the Company’s specifications and the Company agreed to help pay for the development of the land in exchange for discounted rent for the next three years. As of June 30, 2007, the Company has paid a total of $479,519 in connection with this agreement. Of this amount, $186,656 has been classified as current, representing one-year of rental payments, with the balance of $292,863 shown as long-term assets.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2007:

Accounts Payable	$1,039,141
Accrued Liabilities	2,159,537
Accrued Payroll	14,869
Accrued Payroll Taxes	71,921
Interest Payable	120,119
Deferred Revenues	40,597
Taxes Payable	114,468

Total	$3,560,652

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEBTS

NOTES PAYABLE

Notes payable consist of the following at June 30, 2007:

	Balance at	Current	Long-Term
Name	6/30/07	Maturities	Maturities
D&O Insurance	$66,207	$66,207	$-
Professional Liability Insurance	641	641	-
Noon Group	565,045	565,045	-
Subsidiary Capital Leases	255,205	255,205	339,759

	$887,098	$887,098	$339,759

In February 2005, the Company received a loan from Noon Group in the amount of $500,000. The note carries an interest rate of 9.75% per annum and is due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. In March, 2006, the note was extended for another year. During the fiscal year ended June 30, 2007, $48,750 of accrued interest was recorded for this loan. In April 2006, $51,250 of accrued interest was paid. Total unpaid accrued interest at June 30, 2006 was $65,044. In July 2007, the full principle and interest were paid.

In October 2006, the Company renewed its professional liability insurance for which the annual premium is $7,816. The Company has arranged for financing with the insurance company with a down payment of $2,267 and nine monthly payments of $646 each. During the fiscal year ended June 30, 2007, the Company paid $5,772. The balance owing at June 30, 2007 was $641 and is classified as a current liability in the accompanying consolidated financials statements.

In January 2007, the Company renewed its directors and officers’ liability insurance for which the annual premium is $163,620. In January 2007, the Company arranged financing with AFCO Credit Corporation with a down payment of $16,784 with the balance to be paid in nine monthly installments of $16,784 each. The balance owing as of June 30, 2007 was $66,207.

In addition, the various subsidiaries had current capital leases of $255,205 as of June 30, 2007.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

LOANS PAYABLE - BANK

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has two loans with a bank, secured by the Company’s assets. These notes consist of the following as of June 30, 2007:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.5%	$1,968,827
Running Finance	On demand	12.0%	123,050

Total			$2,091,877

The Company’s subsidiary, NetSol UK, has a line of credit with HSBC Bank. Interest rate charged on amounts drawn-down is 1.75% over base rate. At June 30, 2007 this rate was 5.5%. As of June 30, 2007, the line of credit balance was £502,046 or $1,006,051. In July 2007, this line of credit was converted into a term loan (see Note 21).

Total loans payable - bank at June 30, 2007 was $3,097,928.

OTHER PAYABLE - ACQUISITION

As of June 30, 2007, Other Payable - Acquisition consists of total payments of $962,406 due to the shareholders of McCue Systems.

McCue Systems

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 20). As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock was shown as “Shares to Be Issued” as of June 30, 2006. During the fiscal year ended June 30, 2007, $2,059,413 of the cash portion of was paid to the McCue shareholders and in July 2006 the stock was issued. In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock portion was issued on June 27, 2007. The balance at June 30, 2007 was $962,406. In July and August 2007 $879,007 of the cash was paid, leaving a balance of $83,399 to be paid which represents the few remaining McCue shareholders that have not been located as of this date.

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company. One of the officers had deferred the increase in his wages. During the fiscal year ended June 30, 2007, $43,750 of accrued wages was added to the balance due to officers and $62,458 was remitted to one officer against the amounts owing to him. In addition, the board of directors authorized a bonus in the amount of $50,000 each to the three founding officers for recognition of past service and the growth in the Company. During the quarter ended March 31, 2007, the officers used the bonus to exercise options (see Note 13). In addition, one subsidiary had $4,567 due to an officer of the subsidiary.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

On September 1, 2006, an officer of the Company loaned $165,000 to the Company for its immediate short-term cash needs in the corporate office. The loan has a maturity date of three months and is interest free and has been automatically extended. The terms of the loan were approved by the Company’s board of directors. The balance of this loan was repaid in July 2007.

In 2006, an officer of the Company loaned $150,000 to the Company for its immediate short-term cash needs in the corporate office.

The balance due to officers as of June 30, 2007 was $356,422.

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2012. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the fiscal years ended June 30, 2007 and 2006.

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2007:

Minimum Lease Payments
Due FYE 6/30/08	$313,135
Due FYE 6/30/09	252,328
Due FYE 6/30/10	130,217
Due FYE 6/30/11	2,106
Due FYE 6/30/12	1,229
Total Minimum Lease Payments	699,015
Interest Expense relating to future periods	(104,051)
Present Value of minimum lease payments	594,964
Less: Current portion	(255,205)
Non-Current portion	$339,759

Following is a summary of fixed assets held under capital leases as of June 30, 2007:

Computer Equipment and Software	$661,646
Furniture and Fixtures	50,007
Vehicles	458,839
Building Equipment	150,666

Total	1,321,158
Less: Accumulated Depreciation	(508,294)
Net	$812,864

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 10 - DIVIDEND PAYABLE - PREFERRED SHAREHOLDERS

On October 30, 2006, the convertible notes payable (see note 12) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The dividend is to be paid quarterly, either in cash or stock at the Company’s election. The dividend for the fiscal year ended June 30, 2007 totaled $237,326. Of this $159,686 has been paid in stock and the remaining balance of $77,640 is payable and is reflected in these consolidated financial statements. This amount was paid with the issuance of 48,956 shares of the Company’s common stock on July 9, 2007.

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

During the fiscal year ended June 30, 2006, three of the convertible debenture holders elected to convert their notes into common stock. As part of the conversion, warrants to purchase a total of 40,323 common shares were issued to the note holders. The warrants were valued using the fair value method at $21,505 and was recorded as an expense in the accompanying consolidated financial statements for the fiscal year ended June 30, 2006.

NOTE 12 - CONVERTIBLE NOTE PAYABLE

On June 15, 2006, the Company entered into an agreement with 5 accredited investors whereby the Company issued 5 convertible notes payable for an aggregate principal value of $5,500,000. These notes had interest at the rate of 12% per annum and were due in full one year from the issuance date or on June 15, 2007 (the “Financing”).  The Convertible Notes could immediately convert into shares of common stock of the Company at the conversion value (initially set at one share per $1.65 of principal dollar) to the extent that such conversion does not violate Nasdaq Market Place rules.  Upon the approval of the stockholders, to the extent not already converted into common shares, the Convertible Notes Payable will immediately convert into shares of Preferred Stock. On October 18, 2006, the shareholders approved the issuance of the shares and on October 30, 2006 the notes were converted into 5,500 shares of Series A 7% Cumulative Preferred Stock (see note 13). During the fiscal year ended June 30, 2007, $251,167 of interest was accrued. On December 13, 2006, the note holders agreed to accept shares of the Company’s common stock in payment of the interest owed to them. In addition, the note holders required the Company to issue a total of 60,000 shares of the Company’s common stock valued at $88,201 as a premium to receive payment in shares rather than cash. This amount is included in “interest expense” in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The beneficial conversion feature expense based on the net value of the loan after reducing the proceeds by the value of the warrants issued was $2,208,334.

The common stock shares issued under this financing agreement, including warrants, were to be registered within 120 days after closing (or October 19, 2006). If the Company did not meet the registration requirement, the Company was to pay in cash as liquidated damages for such failure and not as a penalty to each Holder an amount equal to one percent (1%) of such Holder's Purchase Price paid by such Holder pursuant to the Purchase Agreement for each thirty (30) day period until the applicable Event has been cured. The registration statement became effective on January 19, 2007. During the fiscal year ended June 30, 2007, the Company accrued $168,667 as liquidation damages due and has paid the full amount. As a result, the Company recorded an additional $12,223 in liquidation damages during the fiscal year ended June 30, 2007. This amount is included in “Accrued Liabilities” in the accompanying consolidated financial statements.

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

Under the agreement, any future financing whereby warrants are issued at an exercise price lower than the exercise price of the warrants in the agreement, an adjustment to the exercise price is to be made. During the fiscal year ended June 30, 2007, a financing was completed which included the issuance of warrants at an exercise price of $1.65 (see Note 13). Following the formula set out in the agreement, it was determined that the adjusted exercise price was $1.93 per share. As a result, the Company revalued the warrants for the adjusted exercise price using the Black-Scholes model at $2,120,000 and recorded an expense of $11,667 for the repricing of the warrants. The Black-Scholes pricing model used the same assumptions as for the original valuation of the warrants.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate	6.00%
Expected life	2 years
Expected volatility	100%
Dividend yield	0%

NOTE 13 - STOCKHOLDERS’ EQUITY

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 12) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The preferred shares are valued at $1,000 per share or $5,500,000. The preferred shares are convertible into common stock at a rate of $1.65 per common share. The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333. On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective. As of June 30, 2007, 1,370 of the preferred shares had been converted into 830,302 shares of the Company’s common stock.

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

Business Combinations:

CQ Systems, Inc.

In February 2005, the Company completed the acquisition of CQ Systems, (see Note 19). As part of this agreement, the Company issued 759,468 shares of its restricted common stock valued at $1,816,301 to the shareholders of CQ Systems.

In June 2006, the final installment was due for the acquisition and the Company issued 884,535 shares of its restricted common stock valued at $1,848,680 to the shareholders of CQ Systems.

McCue Systems, Inc.

In June 2006, the Company completed the acquisition of McCue Systems, Inc. (see Note 20). During fiscal year end June 30, 2007 as part of this agreement, the Company issued 931,770 shares of its restricted common stock valued at $1,584,009 to the shareholders of McCue Systems for the initial down payment.

In June 2007, the second installment became due for the acquisition and the Company issued 397,700 shares of its restricted common stock valued at $711,640 to the shareholders of McCue Systems. In addition, a total of 37,731 shares valued at $64,612 are shown in “Shares to Be Issued” in these consolidated financial statements representing McCue Systems shareholders that have not been located as of this date.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Private Placements

In August 2004, the Company sold 190,476 shares of the Company’s common stock for $200,000 in a private placement. Of this amount $158,093 has been received as of June 30, 2005, with the balance of $41,907 shown in “Subscriptions Receivable” on the accompanying consolidated financial statements. During the year ended June 30, 2007 $30,093 was received. The total shares have been issued to the purchaser.

In January 2006, the Company sold 933,334 shares of the Company’s common stock for $1,400,000 in a private placement.

In June 2007, the Company sold 757,576 shares of the Company’s common stock to two institutional investors for $1,250,000. These shares are shown in “Shares to be Issued” in the accompanying consolidated financial statements. The Company received $1,000,000 of this by June 30, 2007 and the remainder is shown as “Subscription Receivable.” The $250,000 cash due was received on July 2, 2007. The shares were issued in July 2007. As part of the agreement, the investors were granted 378,788 warrants with an exercise price of $1.65.

Services, Accrued Expenses and Payables

During the year ended June 30, 2006, the Company issued 10,500 restricted Rule 144 common shares valued at $20,382 in exchange for services rendered. Compensation expense was calculated based upon the fair market value of the freely trading shares as quoted on NASDAQ through 2006 and 2005, over the service period.

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

In October 2005, the Company issued 36,607 restricted Rule 144 common shares valued at $71,018 in payment of $50,000 in principal, $16,000 in penalties and $2,453 in accrued interest on a note payable.

In October 2005, the Company entered into an agreement with a vendor whereby the Company issued the vendor 27,231 shares valued at $52,828 for the payment of outstanding invoices in the amount of $50,923. As a result, the Company recorded a loss on settlement of debt in the amount of $1,905.

In October 2005, the Company entered into an agreement with a vendor whereby the Company agreed to issue $2,500 worth of stock per month as payment for services rendered. The stock is to be issued after the end of each quarter. The Company issued 12,177 and 7,755 shares of its common stock during the fiscal years ended June 30, 2007 and 2006 valued at $21,250 and $15,000, respectively. The agreement was terminated on December 15, 2006.

In March 2006, the Company entered into an agreement with a former consultant whereby the Company agreed to issue the consultant 10,000 restricted Rule 144 shares of its common stock valued at $19,200 for past services.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

In March 2006, a director exercised 15,000 options at $.75 per share for a total of $11,250. The value of the shares was applied against accrued fees payable.

In January 2006, the Company entered into an agreement with two consultants whereby the Company agreed to issue shares of the Company’s restricted common stock for their services. During the fiscal year ended June 30, 2007, the Company issued 160,624 shares of restricted common stock valued at $269,128. The agreement was terminated in May 2007.

In October 2006, the Company entered into an agreement with a consultant whereby the Company agreed to issue 25,000 shares of the Company’s restricted common stock at the signing of the agreement. The shares were valued at $36,250 or $1.45 per share.

In October 2006, the Company entered into an agreement with a consultant whereby the Company agreed to issue a total of 40,000 of the Company’s restricted stock, to be paid at the end of each quarter of service. As of June 30, 2007, the Company has recorded as “Stock to Be Issued” 10,000 shares valued at $15,000 or $1.50 per share under this agreement.

Issuance of shares for Conversion of Debt

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

During the year ended June 30, 2007, the Company issued 1,571,243 shares of its common stock for the exercise of options valued at $2,585,474. Of this, $1,173,750 was recorded as “Stock Subscription Receivable”, $33,750 was a cashless exercise whereby the exercise price was applied against amounts owed by the Company to a Director, and $7,000 was applied to amounts owed by the Company to an employee. $150,000 was a cashless exercise whereby the exercise price was applied against amounts owed by the Company to three officers (see Note 9). In addition, 3,030 shares of the Company’s common stock valued at $5,000 was issued against payments made in the previous year and was recorded as a reduction in “Shares to Be Issued.”

Payment of Interest

On December 13, 2006, the Company issued a total of 230,863 shares of the Company’s common stock valued at $339,137 or $1.47 per share to the convertible note holders as payment of the interest due to them (see note 12). This payment included 60,000 shares valued at $88,201 as premium shares to accept payment of the interest in the Company’s common stock rather than cash. These shares have been registered with the Securities and Exchange Commission.

Payment of Dividend to Preferred Stockholders

During the fiscal year ended June 30, 2007, the Company issued a total of 105,589 shares of the Company’s common stock valued at $159,684 as payment of the dividend owed to the Preferred Stockholders (see Note 10).

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Stock Subscription Receivable

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser.

During the year ended June 30, 2006, the Company recorded $52,500 in receivable and collected $369,900. The Company also recorded the cancellation of $43,650 due as a charge to additional paid-in capital as a result of a review of the records when the amount was recorded in 2000. It was determined the amount was not due and therefore was cancelled. The balance of the receivable at June 30, 2006 was $299,250.

During the year ended June 30, 2007, issued a total of $1,673,750 of new receivables and received payments of $936,593. In addition, $35,000 was applied to amounts owing from a subsidiary. The balance at June 30, 2007 was $1,001,407.

Treasury Stock

During the year ended June 30, 2006, the Company issued 10,000 of its treasury shares valued at $17,002 for the payment of services. There was no activity in this account during the fiscal year ended June 30, 2007. The balance at June 30, 2007 was $10,194.

Common Stock Purchase Warrants and Options

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of June 30, 2007:

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2006	8,585,500	$0.75 to $5.00	$269,125
Granted	180,606	$1.65
Exercised	(1,573,743)	$0.75 to $1.94
Expired	(90,000)	$2.64 to $5.00
Outstanding and exercisable, June 30, 2007	7,102,363	$0.75 to $5.00	$129,521

Warrants:
Outstanding and exercisable, June 30, 2006	2,598,937	$1.75 to $5.00	$13,333
Granted	403,788	$1.65 to $3.70
Exercised	-
Expired	-
Outstanding and exercisable, June 30, 2007	3,002,725	$1.65 to $5.00	$58,091

The average life remaining on the options and warrants as of June 30, 2007 is as follows:

		Weighted
	Number	Average
	Outstanding	Remaining
	and	Contractual
Exercise Price	Exercisable	Life
OPTIONS:
$0.01 - $0.99	39,000	4.56
$1.00 - $1.99	2,963,363	8.00
$2.00 - $2.99	3,270,000	7.76
$3.00 - $5.00	830,000	6.77

Totals	7,102,363	7.73

WARRANTS:
$1.00 - $1.99	2,324,622	4.07
$2.00 - $2.99	120,000	1.35
$3.00 - $5.00	558,103	1.87

Totals	3,002,725	3.56

All options and warrants are vested and are exercisable as of June 30, 2007.

Options:

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The pro forma expense to recognize and adjusted net earnings per share for the fiscal year ended June 30, 2006 is as follows:

2006
Net income (loss) - as reported	$(1,353,053)
Stock-based employee compensation expense,
included in reported net loss, net of tax	-

Total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(5,674,402)

Pro forma net loss	$(7,027,455)

Earnings per share:
Basic, as reported	(0.09)
Diluted, as reported	(0.09)

Basic, pro forma	(0.48)
Diluted, pro forma	(0.48)

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

2006
Expected life (years)	10 years
Risk-free interest rate	3.25% - 6.0%
Dividend yield	-
Volatility	54% - 100%

Impact of adoption of SFAS No. 123-R for the fiscal year ended June 30, 2007:

During the quarter ended June 30, 2007, 180,606 options were granted to employees with an exercise price of $1.65 per share and an expiration date of one-year. All options granted have been exercised as of June 30, 2007. Using the Black-Scholes method to value the options, the Company recorded $102,584 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7%
Expected life	1 years
Expected volatility	83%

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

On October 11, 2006, the Company entered into an agreement with a consultant whereby the Company agreed to grant the consultant a total of 100,000 warrants with an exercise price of $1.85 and 100,000 warrants with an exercise price of $3.70. The warrants vest equally over the term of the agreement on a quarterly basis commencing on January 11, 2007 and vest only upon completion of the quarter’s service as earned. The agreement was terminated on March 31, 2007. The warrants are exercisable until October 10, 2011. During the fiscal year ended June 30, 2007, a total of 25,000 of the warrants had vested. The warrants were valued using the fair value method at $33,987 or $1.44 and $1.28 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.0%
Expected life	5 years
Expected volatility	100%
Dividend yield	0%

NOTE 14 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

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

The number and exercise prices of options granted under the 2001 Plan for the years ended June 30, 2007 and 2006 are as follows:

		Exercise		Exercise
	2007	Price	2006	Price
Outstanding and exercisable, beginning of year	46,000	$0.75 to $2.50	111,000	$0.75 to $2.50
Granted	-		-
Exercised	(15,000)	$1.00 to $1.25	(65,000)	$0.75 to $1.75
Expired	-	-	-	-
Outstanding and exercisable, end of year	31,000	$0.75 to $1.25	46,000	$0.75 to $1.25

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The number and weighted average exercise prices of options granted under the 2002 Plan for the year ended June 30, 2007 and 2006 are as follows:

		Exercise		Exercise
	2006	Price	2006	Price
Outstanding and exercisable, beginning of year	1,059,500	$0.75 to $2.50	1,139,500	$0.75 to $2.50
Granted	-	-	-	-
Exercised	(47,500)	$0.75 to $2.30	(80,000)	$0.75
Expired	(40,000)	$3.00 to $5.00	-	-
Outstanding and exercisable, end of year	972,000	$0.75 to $5.00	1,059,500	$0.75 to $5.00

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The number and weighted average exercise prices of options granted under the 2003 Plan for the year ended June 30, 2007 and 2006 are as follows:

		Exercise		Exercise
	2007	Price	2006	Price
Outstanding and exercisable, beginning of year	970,000	$1.00 to $5.00	787,500	$1.00 to $5.00
Granted	180,606	$1.65	182,500	$1.70 to $2.55
Exercised	(355,606)	$1.25 to $1.65	-	-
Expired	(50,000)	$2.64 to $5.00	-	-
Outstanding and exercisable, end of year	745,000	$1.70 to $5.00	970,000	$1.25 to $5.00

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

The number and weighted average exercise prices of options granted under the 2004 Plan for the year ended June 30, 2007 and 2006 are as follows:

		Exercise		Exercise
	2006	Price	2006	Price
Outstanding and exercisable, beginning of year	4,730,000	$1.65 to $3.00	3,000,000	$1.94 to $2.91
Granted	-	-	1,888,413	$1.65 to $3.00
Exercised	(1,155,637)	$1.65 to $1.94	(158,413)	$1.65 to $1.75
Expired	-	-	-	-
Outstanding and exercisable, end of year	3,574,363	$1.65 to $3.00	4,730,000	$1.65 to $3.00

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

The number and weighted average exercise prices of options granted under the 2005 Plan for the year ended June 30, 2006 are as follows:

		Exercise		Exercise
	2007	Price	2006	Price
Outstanding and exercisable, beginning of year	-	-	-	-
Granted	1,780,000	$1.70 to $2.55	1,780,000	$1.70 to $2.55
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable, end of year	1,780,000	$1.70 to $2.55	1,780,000	$1.70 to $2.55

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Leases

The Company’s headquarters is located in California in approximately 1,919 rentable square feet and a monthly rent of $4,754per month. The term of the lease is for one year and expires on December 31, 2007. A security deposit of $4,447 was made and is included in other current assets in the accompanying consolidated financial statements.

The Australia lease is a three-year lease that expires in September 2007 and currently is rented at the rate of $1,380 per month. The Beijing lease is a two year lease that expires in August 2009. The monthly rent is $4,315 per month. The NetSol-CQ System facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of £75,000 (approximately $144,900). NetSol McCue, Inc., located in Burlingame, California, premises are leased until June 30, 2009 with a monthly rent of $16,178.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $804,295 and $521,496 for the years ended June 30, 2007 and 2006, respectively.

Lahore Technology Campus

In May 2004, the newly built Technology Campus was inaugurated in Lahore, Pakistan. This facility consists of 50,000 square feet of computer and general office space. This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan. Title to this facility is held by NetSol Technologies Ltd. and is not subject to any mortgages. In order to cater for future business expansion and taking advantage of depressing real estate market, the company purchased two new cottages adjacent to its main building. Total covered area of these cottages is 4,900 sq feet and it cost was $250,000 approx. The management has moved its accounts, finance, internal audit, company secretariat and costing and budgeting department into these cottages. For the recreation of its valuable human resources, the management has also established a gymnasium there.

Employment Agreements

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer. Pursuant to the Employment Agreement between him and the Company (the "CEO Agreement"), the Company agreed to employ him as its Chief Executive Officer from the date of the CEO Agreement through December 31, 2009. Under the CEO Agreement, he is entitled to an annualized base salary of $275,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. In addition, he is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year and is to receive a car allowance totaling $3,000 per month for the term of the CEO Agreement. Finally, during the term of the CEO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of him, his spouse and dependent family members under the Company's health and related benefit plans.

Effective January 1, 2007, the Company entered into an Employment Agreement with our President of the EMEA Region and Chief Executive Officer of the Global Products Division. Pursuant to the Employment Agreement between him and the Company (the "President EMEA Agreement"), the Company agreed to employ him as its President of the EMEA region and Chief Executive Officer of the Global Products Division from the date of the President EMEA Agreement through December 31, 2009. Under the President EMEA Agreement, he is entitled to an annualized base salary of $225,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. In addition, he is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year and is to receive a car allowance totaling $2,000 per month for the term of the President EMEA Agreement. Finally, during the term of the President EMEA Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of him, his spouse and dependent family members under the Company's health and related benefit plans.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Effective January 1, 2007, the Company entered into an Employment Agreement with our President of the APAC Region and Chief Executive Officer of the Global Services Division. Pursuant to the Employment Agreement between him and the Company (the "President APAC Agreement"), the Company agreed to employ him as its President APAC and Chief Executive Officer of the Global Services Division from the date of the President APAC Agreement through December 31, 2009. Under the President APAC Agreement, he is entitled to an annualized base salary of $175,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. In addition, he is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year. Finally, during the term of the President APAC Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of him, his spouse and dependent family members under the Company's health and related benefit plans.

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary and General Counsel. Pursuant to the Employment Agreement between her and the Company (the "General Counsel Agreement"), the Company agreed to employ her as its Secretary and General Counsel from the date of the General Counsel Agreement through April 30, 2008. Under the General Counsel Agreement, she was entitled to an annualized base salary of $110,000 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. Effective August 1, 2007, her annualized salary was raised to $130,000. The Company retained the right to increase the base compensation as it deems necessary. In addition, she is entitled to participate in the Company's stock option plans and, is entitled to two weeks of paid vacation per calendar year. Finally, during the term of the General Counsel Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of her, her spouse and dependent family members under the Company's health and related benefit plans.

Effective July 20, 2005, we entered into an employment agreement with the Chief Financial Officer. The agreement was amended effective May 1, 2006 to provide a yearly salary of $95,000. Effective August 1, 2007, her annualized salary was raised to $132,000 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. The Company retained the right to increase the base compensation as it deems necessary. In addition, she is entitled to participate in the Company's stock option plans and, is entitled to two weeks of paid vacation per calendar year. Finally, during the term of the Chief Financial Officer Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of her and her dependent family members under the Company's health and related benefit plans.

The agreements also provide for reimbursement of reasonable business-related expenses. The agreements also provide for certain covenants concerning non-competition, non-disclosure, indemnity and assignment of intellectual property rights.

Litigation

As of June 30, 2007 and 2006, to the best knowledge of the Company’s management and counsel, there is no material litigation pending or threatened against the Company.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 16 - SEGMENT AND GEOGRAPHIC AREAS

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2007 and 2006:

	2007	2006
Revenues from unaffiliated customers:
North America	$4,953,083	$45,250
Europe	5,482,972	7,414,960
Asia - Pacific	18,846,031	11,230,202
Consolidated	$29,282,086	$18,690,412

Operating income (loss):
Corporate headquarters	$(3,358,739)	$(3,688,598)
North America	29,257	-
Europe	(704,530)	898,141
Asia - Pacific	6,680,880	2,531,110
Consolidated	$2,646,868	$(259,347)

Identifiable assets:
Corporate headquarters	$13,263,112	$17,630,388
North America	2,070,829	2,329,837
Europe	4,833,181	4,318,911
Asia - Pacific	29,362,019	18,746,011
Consolidated	$49,529,141	$43,025,147

Depreciation and amortization:
Corporate headquarters	$1,406,989	$1,887,646
North America	131,850	-
Europe	268,795	173,258
Asia - Pacific	833,638	959,144
Consolidated	$2,641,272	$3,020,048

Capital expenditures:
Corporate headquarters	$3,986	$4,367
North America	20,820	-
Europe	249,690	192,752
Asia - Pacific	2,145,974	2,512,450
Consolidated	$2,420,470	$2,709,569

NOTE 17 - MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries. The balance of the minority interest as of June 30, 2007 was as follows:

		MIN INT
		BALANCE AT
SUBSIDIARY	MIN INT %	6/30/07

PK Tech	28.13%	$1,876,212
NetSol-TiG	49.90%	1,413,848
Connect	49.90%	262,575
Omni	49.90%	-

Total		$3,552,635

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

For the fiscal years ended June 30, 2007 and 2006, the subsidiary had net income of $4,747,590 and $1,780,892, of which $1,375,247 and $500,965, respectively, was recorded against the minority interest. The balance of the minority interest at June 30, 2007 was $1,876,212.

On May 18 2007, the subsidiary’s board of directors authorized a 15% stock bonus dividend to all its stockholders as of that date. The net value of shares issued to minority holders was $345,415.

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

For the fiscal years ended June 30, 2007 and 2006, the subsidiary had net income of $1,401,444and $879,134, of which $596,802 and $438,688 was recorded against the minority interest, respectively. The balance of the minority interest at June 30, 2007 was $1,413,848.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

As of June 30, 2005, a total of $751,356 had been transferred to Connect, of which $410,781 was from Akhter. In June 2006, a total of $40,000 cash was distributed to each partner as a return of capital.

For the fiscal years ended June 30, 2007 and 2006, the subsidiary had net loss of $57,117 and net income of $14,304, respectively, of which ($28,501) and $7,318 respectively, was recorded against the minority interest. The balance of the minority interest at June 30, 2007 was $262,575.

Talk Trainers (Private) Limited (“Talk Trainers”) - NetSol Omni

In February 2006, the Company purchased for $60,012 50.1% of the outstanding shares in Talk Trainers (Private) Limited, (“Talk Trainers”), a Pakistan corporation which provides educational services, professional courses, training and human resource services to the corporate sector. The major stockholder of Talk Trainers was Mr. Ayub Ghauri, brother to the executive officers of the Company, and therefore the acquisition was recorded at historical cost as the entities are under common control. As the effects of this transaction are immaterial to the Company overall, no pro forma information is provided. During the quarter ended June 30, 2006, Talk Trainers changed their name to NetSol Omni.

For the fiscal years ended June 30, 2007 and 2006, the subsidiary had a net loss of $71,298 and net income of $14,689, of which ($7,959) and $8,315 was recorded against the minority interest. The balance of the minority interest at June 30, 2007 was $0.

NOTE 18 - GAIN ON SETTLEMENT OF DEBT

During the year ended June 30, 2006, the Company entered into agreements with several vendors whereby the vendors agreed to accept as payment in full amounts less than the invoiced amount. As a result of these settlements, the Company recorded a net gain on settlement of debt of $8,294.

NOTE 19 - ACQUISITION OF CQ SYSTEMS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

NOTE 20 - ACQUISITION OF McCUE SYSTEMS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

The purchase price was allocated as follows:

Purchase Price Allocation:
Purchase Price	$8,471,455
Less contingent consideration	(4,235,727)
Adjustment for valuation of shares to market at closing	(488,885)
Net purchase price	$3,746,843

Net tangible assets	$80,245
Intangible Assets:
Product License	127,510
Customer Lists	2,143,837
Goodwill	1,395,251
Net purchase price	$3,746,843

In June 2007, the second installment for the purchase of McCue Systems was determined based on the audited revenues for the twelve month period ending December 31, 2006. Based on the earn-out formula in the purchase agreement, $1,807,910 was due in cash and stock. On June 27, 2007, 397,700 shares of the 408,988 shares due of the Company’s restricted common stock were issued to the shareholders of McCue Systems. The balance represents shareholders of McCue Systems that haven’t been located as of this date. In July and August 2007, $450,000 and $429,007 of the cash portion was paid to the shareholders. As a result of the second payment the Company recorded an addition of $1,615,595 to goodwill.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The following is the proforma financial information of the Company assuming the transaction had been consummated at the beginning of the fiscal years ended June 30, 2006:

For the year
Ended June 30,
2006
(Unaudited)
Statement of Operations:
Revenues	$24,537,975
Cost of Sales	11,547,697
Gross Profit	12,990,278

Operating Expenses	13,393,543
Income (loss) from operations	(403,265)

Other income and (expenses)	(242,300)
Income (loss) before minority interest	(645,565)
Minority interest in subsidiary	(954,120)
Net Income (loss)	$(1,599,685)

Earnings Per Share:
Basic	$(0.11)
Diluted	$(0.11)

NOTE 21 - SUBSEQUENT EVENTS

On July 16, and August 9, 2007, the cash payment of $450,000 and $429,007 due to the McCue Shareholders for the second payment of the acquisition was made.

On July 2, 2007, the Company received the balance due of $250,000 due for the private placement of its common shares on June 29, 2007(see Note 13). The shares for this private placement were issued on July 3, 2007.

On July 9, 2007, the dividend payable of $77,640 to preferred shareholders (see Note 10) was made through the issuance of 48,956 shares of the Company’s common stock.

On July 4, 2007, the Company entered into a debt agreement with AMZ Bank in Lahore, Pakistan for a total of $2,457,642. The loan is collateralized by approximately 4,000,000 shares the Company owns in its Pakistan subsidiary, PK Tech. Finance costs associated with this debt totaled $39,445 and the Company received a net balance of $2,418,197. The loan has a maturity of three months and an interest rate based on the Karachi Interbank Offer Rate (KIBOR) plus 5%. At July 4, 2007 the KIBOR rate was 9.58%.

In July 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 was converted into a note payable with a maturity of three years. The interest rate is 7.75% with monthly payments of £15,610 or approximately $31,280.

In July 2007, one of the preferred shareholders converted 74 shares of preferred stock into 44,848 shares of the Company’s common stock.

In July 2007, the Company repaid the note payable to Sir Noon, principle and interest of $565,045 (see Note 9).