Form 10QSB
period 2007-09-30
NETSOL TECHNOLOGIES INC
filed 2007-11-09
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The issuer had 24,877,766 shares of its $.001 par value Common Stock and 2,170 shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of November 5, 2007.

Transitional Small Business Disclosure Format (check one)

Yes ☐	No ☒

NETSOL TECHNOLOGIES, INC.

(a) Exhibits
(b) Reports on Form 8-K

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$4,837,241
Accounts receivable, net of allowance for doubtful accounts of $170,087	9,302,976
Revenues in excess of billings	9,597,690
Other current assets	2,322,668
Total current assets		26,060,575
Property and equipment, net of accumulated depreciation		7,932,816
Other assets, long-term		504,514
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	8,446,650
Customer lists, net	2,253,744
Goodwill	7,708,501
Total intangibles		18,408,895
Total assets		$52,906,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,181,625
Current portion of loans and obligations under capitalized leases	3,145,437
Other payables - acquisitions	83,399
Unearned revenues	2,494,833
Due to officers	184,328
Dividend to preferred stockholders payable	71,157
Subsidiary dividend payable	816,098
Loans payable, bank	1,979,218
Total current liabilities		11,956,095
Obligations under capitalized leases, less current maturities		282,156
Long term loans; less current maturities		680,398
Total liabilities		12,918,649
Minority interest		3,827,554
Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
3,800 issued and outstanding	3,800,000
Common stock, $.001 par value; 45,000,000 shares authorized;
22,033,851 issued and outstanding	22,034
Additional paid-in-capital	69,562,129
Treasury stock	(10,194)
Accumulated deficit	(36,228,549)
Stock subscription receivable	(751,407)
Common stock to be issued	79,612
Other comprehensive loss	(313,028)
Total stockholders' equity		36,160,597
Total liabilities and stockholders' equity		$52,906,800

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2007	2006
Net Revenues:
Licence fees	$1,903,552	$1,578,412
Maintenance fees	1,583,420	1,294,964
Services	5,166,265	2,989,184
Total revenues	8,653,237	5,862,560
Cost of revenues:
Salaries and consultants	2,321,030	1,932,073
Travel and entertainment	266,828	315,683
Communication	32,795	42,065
Depreciation and amortization	258,907	193,097
Other	507,895	426,620
Total cost of revenues	3,387,455	2,909,538
Gross profit	5,265,782	2,953,022
Operating expenses:
Selling and marketing	832,493	518,044
Depreciation and amortization	464,647	449,374
Bad debt expense	2,439	65,808
Salaries and wages	907,879	998,391
Professional services, including non-cash compensation	160,050	260,870
General and adminstrative	678,573	820,086
Total operating expenses	3,046,081	3,112,573
Income (loss) from operations	2,219,701	(159,551)
Other income and (expenses)
Loss on sale of assets	(32,223)	(12,280)
Amortization of debt discount and capitalized cost of debt	-	(734,659)
Interest expense	(233,804)	(247,908)
Interest income	33,863	90,746
Other income	111,947	67,785
Total other expenses	(120,217)	(836,316)
Net income (loss) before minority interest in subsidiary	2,099,484	(995,867)
Minority interest in subsidiary	(274,919)	(247,273)
Income taxes	(32,441)	(52,824)
Net income (loss)	1,792,124	(1,295,964)
Dividend required for preferred stockholders	(71,157)	-
Subsidiary dividend (minority holders portion)	(817,173)	-
Net income (loss) applicable to common shareholders	903,794	(1,295,964)
Other comprehensive income (loss):
Translation adjustment	162,403	(73,490)
Comprehensive income (loss)	$1,066,197	$(1,369,454)

Net income (loss) per share:
Basic	$0.08	$(0.08)
Diluted	$0.08	$(0.08)
Weighted average number of shares outstanding
Basic	21,425,235	17,046,715
Diluted	22,844,361	17,046,715

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended Sept 30,
	2007	2006
Cash flows from operating activities:
Net income (loss) from continuing operations	$903,794	$(1,295,964)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	723,554	651,161
Provision for uncollectible accounts	-	65,808
Loss on sale of assets	32,223	12,280
Minority interest in subsidiary	274,919	247,273
Stock issued for services	-	30,600
Stock issued for dividends payable to preferred stockholders	77,640	-
Fair market value of warrants and stock options granted	24,320	-
Amortization of capitalized cost of debt	-	734,659
Changes in operating assets and liabilities:
Increase in accounts receivable	(353,500)	(250,489)
Increase in other current assets	(1,080,375)	(354,871)
Decrease in accounts payable and accrued expenses	(1,129,263)	(520,473)
Net cash used in operating activities	(526,688)	(680,016)
Cash flows from investing activities:
Purchases of property and equipment	(745,901)	(238,323)
Sales of property and equipment	85,076	24,553
Proceeds from sale of certificates of deposit	-	1,739,851
Payments of acquisition payable	(879,007)	(4,025,567)
Increase in intangible assets	(841,312)	(585,631)
Net cash used in investing activities	(2,381,144)	(3,085,117)
Cash flows from financing activities:
Proceeds from sale of common stock	250,000	-
Proceeds from the exercise of stock options and warrants	903,499	-
Dividend payable to preferred shareholders	(6,482)	-
Dividend payable by subsidary (minority interest portion)	816,098	-
Reduction of restricted cash	-	4,533,555
Proceeds from convertible notes payable	-	167,489
Proceeds from loans from officers	-	165,000
Proceeds from bank loans	2,444,291	-
Payments on bank loans	(25,110)	-
Payments on capital lease obligations & loans - net	(692,353)	237,702
Net cash provided by financing activities	3,689,943	5,103,746
Effect of exchange rate changes in cash	44,966	(9,961)
Net increase in cash and cash equivalents	827,077	1,328,652
Cash and cash equivalents, beginning of year	4,010,164	2,493,768
Cash and cash equivalents, end of year	$4,837,241	$3,822,420

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$48,326	$70,013
Taxes	$76,762	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accrued expenses and payables	$-	$15,000
Stock issued for intangible assets	$-	$137,360
Stock issued for the conversion of Preferred Stock	$330,000	$-
Common stock issued for acquisition of subsidiary	$-	$1,582,328

See accompanying notes to the unaudited consolidated financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2007. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol McCue, Inc. (“McCue”), NetSol Technologies Limited (“UK”), NetSol-Abraxas Australia Pty Ltd. (“Abraxas”), NetSol-CQ Limited (“CQ”), and its majority-owned subsidiaries, NetSol Technologies (Pvt), Ltd.(“PK Tech”), NetSol Connect (Pvt), Ltd. (now, NetSol Akhter Pvt. Ltd.) (“Connect”), TIG-NetSol (Pvt) Limited (“TIG”), and NetSol Omni (Private) Limited (“Omni”). All material inter-company accounts have been eliminated in consolidation.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended September 30, 2007	Net Income	Shares	Per Share
Basic earnings per share:	$1,720,967	21,425,235	$0.08
Dividend to preferred shareholders	71,157
Net income available to common shareholders
Effect of dilutive securities
Stock options		657,399
Warrants		387,279
Convertible Preferred Shares		374,448
Diluted earnings per share	$1,792,124	22,844,361	$0.08

For the three months ended September 30, 2006	Net Income	Shares	Per Share
Basic earnings per share:	$(1,295,964)	17,046,715	$(0.08)
Net income available to common shareholders
Effect of dilutive securities *
Stock options
Warrants
Diluted earnings per share	$(1,295,964)	17,046,715	$(0.08)

* As there is a loss, these securities are anti-dilutive. The basic and diluted earnings per share is the same for the three months ended September 30, 2006

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd., and NetSol-CQ Ltd. use the British Pound; NetSol Technologies, (PVT), Ltd, NetSol Connect PVT, Ltd., NetSol Omni, and NetSol-TiG use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol McCue, Inc., use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $313,028 at September 30, 2007 are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the three months ended September 30, 2007 and 2006, comprehensive gain (loss) in the consolidated statements of operations included translation gain of $162,403 and loss of $73,490, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2007:

Prepaid Expenses	$807,524
Advance Income Tax	307,103
Employee Advances	137,423
Security Deposits	236,489
Other Receivables	815,504
Other Assets	18,625

Total	$2,322,668

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at September 30, 2007:

Office furniture and equipment	$1,194,077
Computer equipment	7,408,681
Assets under capital leases	1,274,765
Building	3,264,491
Construction in process	283,623
Land	603,650
Autos	274,100
Improvements	467,557
Subtotal	14,770,944
Accumulated depreciation	(6,838,128)
$7,932,816

For the three months ended September 30, 2007 and 2006, fixed asset depreciation expense totaled $318,077 and $240,823, respectively. Of these amounts, $202,955 and $141,064, respectively, are reflected as part of cost of goods sold.

NOTE 8 - INTANGIBLE ASSETS:

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

Product licenses and customer lists were comprised of the following as of September 30, 2007:

	Product Licenses	Customer Lists	Total
Intangible asset - June 30, 2007	$14,511,208	$5,451,094	$19,962,302
Additions	839,459	-	839,459
Effect of translation adjustment	69,070	-	69,070
Accumulated amortization	(6,973,087)	(3,197,350)	(10,170,437)
Net balance - September 30, 2007	$8,446,650	$2,253,744	$10,700,394

Amortization expense:
Quarter ended September 30, 2007	$231,816	$173,661	$405,477
Quarter ended September 30, 2006	$236,678	$173,661	$410,339

The above amortization expense includes amounts in “Cost of Goods Sold” for capitalized software development costs of $55,952 and $60,814 for the quarters ended September 30, 2007 and 2006, respectively.

At September 30, 2007 and 2006, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $6,615,515and $3,097,446, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $55,952 and $60,814 for the quarters ended September 30, 2007 and 2006, respectively.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	9/30/08	9/30/09	9/30/10	9/30/11	9/30/12	TOTAL
Product Licences	$927,263	$798,366	$412,480	$144,159	$60,473	$2,342,741
Customer Lists	694,644	694,644	541,008	323,449	-	2,253,745

	$1,621,907	$1,493,010	$953,488	$467,608	$60,473	$4,596,486

There were no impairments of the goodwill asset during the periods ended September 30, 2007 and 2006.

NOTE 9 - OTHER ASSETS - LONG TERM

PK Tech has outgrown its current facility and has looked to other sources to house its growing numbers of employees. During the year ended June 30, 2007, the owner of the adjacent land agreed to build an office to the Company’s specifications and the Company agreed to help pay for the development of the land in exchange for discounted rent for the next three years. As of September 30, 2007, the Company has paid a total of $498,544 in connection with this agreement. Of this amount, $231,024 has been classified as current, representing one-year of rental payments, with the balance of $267,520 shown as long-term assets.

In addition, PK Tech has begun work on building a new building behind the current one. The balance for advance for Capital-Work-In-Progress was $236,994.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2007:

Accounts Payable	$864,217
Accrued Liabilities	1,948,579
Accrued Payroll	11,775
Accrued Payroll Taxes	71,668
Interest Payable	129,743
Deferred Revenues	45,020
Taxes Payable	110,623

Total	$3,181,625

NOTE 11 - DEBTS

A) LOANS AND LEASES PAYABLE

Notes payable as of September 30, 2007 consist of the following:

	Balance at	Current	Long-Term
Name	9/30/07	Maturities	Maturities
D&O Insurance	$16,691	$16,691	$-
HSBC Loan	998,410	318,012	680,398
AMZ Loan	2,568,714	2,568,714	-
Subsidiary Capital Leases	524,176	242,020	282,156

	$4,107,991	$3,145,437	$962,554

In January 2007, the Company renewed its directors’ and officers’ liability insurance for which the annual premium is $163,620. In January 2007, the Company arranged financing with AFCO Credit Corporation with a down payment of $16,784 with the balance to be paid in nine monthly installments of $16,784 each. The balance owing as of September 30, 2007 was $16,691.

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

On July 4, 2007, the Company entered into a debt agreement with AMZ, a brokerage firm, in Lahore, Pakistan for a total of $2,457,642. AMZ brokered the loan with 2 banks in Pakistan, Bank Islami Pakistan Ltd, and Security Leasing Corporation Ltd. The loan calls for 30% of the value of the loan to be collateralized by shares the Company owns in its Pakistan subsidiary, PK Tech, plus an additional 10% of the total share pledged to cover any extra margin due to the change in value of the pledged shares. A total of approximately 1,007,080 shares have been pledged as collateral. Finance costs associated with this debt totaled $39,445 and the Company received a net balance of $2,418,197. The loan has a maturity of three months and an interest rate 18.35%, consisting of the Karachi Interbank Offer Rate (“KIBOR”) of 9.09%, a base rate of 4.26%, and a mark-up rate of 5%. As of September 30, 2007, the accrued interest payable was $111,072 and was added to the principle of the note for a total owing of $2,568,714. Upon maturity on October 4, 2007, the note and accrued interest was rolled over for an additional three months.

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $1,023,850 was converted into a loan payable with a maturity of three years. The interest rate is 7.5% with monthly payments of £15,558 or approximately $31,858. The Parent has guaranteed payment on the loan should the subsidiary default on it.

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2012. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2007 and 2006.

Following is the aggregate minimum future lease payments under capital leases as of September 30, 2007:

Minimum Lease Payments
Due FYE 9/30/08	$293,050
Due FYE 9/30/09	250,516
Due FYE 9/30/10	66,810
Due FYE 9/30/11	347
Due FYE 9/30/12	-
Total Minimum Lease Payments	610,723
Interest Expense relating to future periods	(86,547)
Present Value of minimum lease payments	524,176
Less: Current portion	(242,020)
Non-Current portion	$282,156

Following is a summary of fixed assets held under capital leases as of September 30, 2007:

Computer Equipment and Software	$671,551
Furniture and Fixtures	51,100
Vehicles	445,763
Building Equipment	106,351

Total	1,274,765
Less: Accumulated Depreciation	(568,749)
Net	$706,016

B) BANK LOAN

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has one loan with a bank, secured by the Company’s assets. The note consists of the following as of September 30, 2007:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	8%	$1,979,218

Total			$1,979,218

C) OTHER PAYABLE - ACQUISITION

McCue Systems

As of September 30, 2007, Other Payable - Acquisition consists of total payments of $83,399 due to the shareholders of McCue Systems.

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 17). As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock was shown as “Shares to Be Issued” as of June 30, 2006. During the fiscal year ended June 30, 2007, $2,059,413 of the cash portion of was paid to the McCue shareholders and in July 2006 the stock was issued. In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock portion was issued on June 27, 2007. The balance at June 30, 2007 was $962,406. During the three months ended September 30, 2007, $879,007 of the cash was paid, leaving a balance of $83,399 to be paid which represents the few remaining McCue shareholders that have not been located as of this date.

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

In addition, the officers of the Company have advanced $34,328 as working capital. The balance due to officers as of September 30, 2007 was $184,328.

NOTE 12 - DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

The Company has issued Series A 7% Cumulative Convertible Preferred Stock under which dividends are payable (see Note 13). The dividend is to be paid quarterly, either in cash or stock at the Company’s election. The dividend for the three months ended September 30, 2007 totaled $71,157. This amount is payable and is reflected in these consolidated financial statements. This amount was paid with the issuance of 25,168 shares of the Company’s common stock on October 5, 2007.

SUBSIDIARY DIVIDEND

On September 26, 2007, the Company’s joint-venture subsidiary NetSol-TiG declared a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522. Of this amount, the Company is due 50,520,000 pkr or approximately $834,349. The amount attributable to the minority holders is approximately $817,173 and is reflected on these unaudited consolidated financial statements. As of September 30, 2007, $744,380 of the dividend had been paid to the Company and the balance payable to the minority holders was $816,098.

NOTE 13 - STOCKHOLDERS’ EQUITY:

EQUITY TRANSACTIONS

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 12) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The preferred shares are valued at $1,000 per share or $5,500,000. The preferred shares are convertible into common stock at a rate of $1.65 per common share. The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333. On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective. As of June 30, 2007, the balance of the preferred shares was 4,130 shares. During the three months ended September 30, 2007, 330 shares of preferred stock were converted into 200,000 shares of common stock valued at $330,000.

During the three months ended September 30, 2007, the Company issued 48,965 shares of the Company’s common stock valued at $77,640 as payment of the dividends due for the quarter ended June 30, 2007.

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

Business Combinations

McCue Systems, Inc.

In June 2006, the Company completed the acquisition of McCue Systems, Inc. A total of 37,731 shares valued at $64,612 are shown in “Shares to Be Issued” in these consolidated financial statements representing McCue Systems shareholders that have not been located as of this date.

Private Placements

In June 2007, the Company sold 757,576 shares of the Company’s common stock to two institutional investors for $1,250,000. The Company received $1,000,000 of this by June 30, 2007 and the remaining $250,000 cash due was received on July 2, 2007. The shares were issued in July 2007.

Options and Warrants Exercised

During the quarter ended September 30, 2007, the Company issued 20,757 shares of its common stock for the exercise of options valued at $34,999.

During the quarter ended September 30, 2007, the Company issued 450,000 shares of its common stock for the exercise of warrants valued at $868,500.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

During the quarter ended September 30, 2007, $250,000 was collected and no new receivables were issued. The balance at September 30, 2007 was $751,407.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of September 30, 2007:

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2007	7,102,363	$0.75 to $5.00	$129,521
Granted	20,000	$1.60
Exercised	(20,757)	$1.65 - $1.70
Expired	(10,000)	$0.75
Outstanding and exercisable, September 30, 2007	7,091,606	$0.75 to $5.00	$3,873,575

Warrants:
Outstanding and exercisable, June 30, 2007	3,002,725	$1.75 to $5.00	$58,091
Granted	-
Exercised	(450,000)	$1.93
Expired	-
Outstanding and exercisable, September 30, 2007	2,552,725	$1.65 to $5.00	$2,232,026

Following is a summary of the status of options and warrants outstanding at September 30, 2007:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:
$0.01 - $0.99	29,000	4.32	0.75
$1.00 - $1.99	2,942,606	7.75	1.83
$2.00 - $2.99	3,270,000	7.51	2.66
$3.00 - $5.00	830,000	6.52	4.27

Totals	7,071,606	7.48	2.50

WARRANTS:
$1.00 - $1.99	1,874,622	3.87	1.83
$2.00 - $2.99	120,000	1.10	2.30
$3.00 - $5.00	558,103	1.62	3.46

Totals	2,552,725	3.25	2.21

Options:

There were no options granted or vested during the quarter ended September 30, 2006.

During the quarter ended September 30, 2007, 20,000 options were granted to two officers with an exercise price of $1.60 per share and an expiration date of ten years, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $24,320 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	4.5%
Expected life	10 years
Expected volatility	65%

Warrants:

There were no warrants issued or granted during the quarter ended September 30, 2007 and 2006.

 NOTE 14 - SEGMENT INFORMATION

The Company has identified three global regions or segments for its products and services; North America, Europe, and Asia-Pacific. Our reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. We account for intercompany sales and expenses as if the sales or expenses were to third parties and eliminate them in the consolidation. The following table presents a summary of operating information and certain balance sheet information for the three months ended September 30:

	2007	2006
Revenues from unaffiliated customers:
North America	$1,073,611	$1,303,026
Europe	1,664,916	1,488,335
Asia - Pacific	5,914,710	3,071,199
Consolidated	$8,653,237	$5,862,560

Operating income (loss):
Corporate headquarters	$(840,877)	$(816,986)
North America	59,923	80,477
Europe	251,996	(136,113)
Asia - Pacific	2,748,659	713,415
Consolidated	$2,219,701	$(159,207)

Net income (loss):
Corporate headquarters	$(990,184)	$(1,736,489)
North America	60,635	84,325
Europe	265,388	(199,947)
Asia - Pacific	2,456,285	556,147
Consolidated	$1,792,124	$(1,295,964)

Identifiable assets:
Corporate headquarters	$14,090,706	$12,269,645
North America	1,791,231	2,093,910
Europe	5,010,230	5,026,237
Asia - Pacific	32,014,633	19,626,210
Consolidated	$52,906,800	$39,016,002

Depreciation and amortization:
Corporate headquarters	$350,347	$352,891
North America	36,386	32,074
Europe	64,357	57,691
Asia - Pacific	272,464	199,815
Consolidated	$723,554	$642,471

Capital expenditures:
Corporate headquarters	$4,189	$-
North America	50,033	6,795
Europe	19,079	31,840
Asia - Pacific	672,600	199,688
Consolidated	$745,901	$238,323

Net revenues by our various products and services provided are as follows:
	For the Three Months
	Ended September 30,
	2007	2006

Licensing Fees	$1,903,552	$1,578,412
Maintenance Fees	1,583,420	1,294,964
Services	5,166,265	2,989,184
Total	$8,653,237	5,862,560

NOTE 15 - MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries. The balance of the minority interest as of September 30, 2007 was as follows:

SUBSIDIARY	MIN INT %	MIN INT BALANCE AT 9/30/07

PK Tech	37.21%	$2,660,282
NetSol-TiG	49.90%	903,862
Connect	49.90%	263,410
Omni	49.90%	-

Total		$3,827,554

NetSol Technologies, Limited (“PK Tech”)

In August 2005, the Company’s wholly-owned subsidiary, NetSol Technologies (Pvt), Ltd. (“PK Tech”) became listed on the Karachi Stock Exchange in Pakistan. The Initial Public Offering (“IPO”) sold 9,982,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 28.13%. During the three months ended September 30, 2007, the Company was notified by an affiliate party that they had sold their shares; therefore, the adjusted minority ownership was increased to 37.21%. Net proceeds of the IPO were $4,890,224. As a result of the IPO, the Company is required to show the minority interest of the subsidiary on the accompanying consolidated financial statements.

For the three months ended September 30, 2007 and 2006, the subsidiary had net income of $2,009,037 and $670,781, of which $784,070 and $188,691, respectively, was recorded against the minority interest. The balance of the minority interest at September 30, 2007 was $2,660,282.

On May 18 2007, the subsidiary’s board of directors authorized a 15% stock bonus dividend to all its stockholders as of that date. The net value of shares issued to minority holders was $345,415.

NetSol-TiG:

In December 2004, NetSol forged a new and a strategic relationship with a UK based public company TiG Plc. A Joint Venture was established by the two companies to create a new company, TiG NetSol Pvt Ltd. (“NetSol-TiG”), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The agreement anticipates TiG’s technology business to be outsourced to NetSol’s offshore development facility.

During year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the new subsidiary began operations during the quarter ended March 31, 2005.

For the three months ended September 30, 2007 and 2006, the subsidiary had net income of $701,829 and $193,563, of which $(509,986), after considering cash dividends of $1,651,522, and $96,588 was recorded against the minority interest, respectively. The balance of the minority interest at September 30, 2007 was $903,862.

On September 26, 2007, the subsidiary’s board of directors authorized a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522. Of this amount, the Company is due 50,520,000 pkr or approximately $834,349. The net value to the minority holders is approximately $817,173 and is reflected on these unaudited consolidated financial statements.

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

For the three months ended September 30, 2007 and 2006, the subsidiary had net income of $1,674 and net loss of $68,563, respectively, of which $835 and ($34,213) respectively, was recorded against the minority interest. The balance of the minority interest at September 30, 2007 was $263,410.

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

For the three months ended September 30, 2007 and 2006, the subsidiary had a net loss of $10,175 and $7,600, of which $0 and ($3,792) was recorded against the minority interest. The balance of the minority interest at September 30, 2007 was $0.

NOTE 16 - CONVERTIBLE NOTE PAYABLE

On June 15, 2006, the Company entered into an agreement with 5 accredited investors whereby the Company issued 5 convertible notes payable for an aggregate principal value of $5,500,000. These notes bear interest at the rate of 12% per annum and are due in full one year from the issuance date or on June 15, 2007 (the “Financing”).  The Convertible Notes may immediately convert into shares of common stock of the Company at the conversion value (initially set at one share per $1.65 of principal dollar) to the extent that such conversion does not violate Nasdaq Market Place rules.  Due to the limitation rule, none of the note was convertible as of September 30, 2006. Upon the approval of the stockholders, to the extent not already converted into common shares, the Convertible Notes Payable would be immediately converted into shares of Preferred Stock. On October 18, 2006, the shareholders approved the shares and on October 30, 2006 the notes were converted into 5,500 shares of Preferred Stock. During the quarter ended September 30, 2006, $167,489 of interest was accrued. As of September 30, 2006, a total of $194,989 in accrued interest had been recorded on the notes and was added to the principle of the notes. During the fiscal year ended June 30, 2007, $251,167 of interest was accrued. On December 13, 2006, the note holders agreed to accept shares of the Company’s common stock in payment of the interest owed to them. In addition, the note holders required the Company to issue a total of 60,000 shares of the Company’s common stock valued at $88,201 as a premium to receive payment in shares rather than cash. This amount is included in “interest expense” in the accompanying consolidated financial statements.

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

NOTE 17 - ACQUISITION OF McCUE SYSTEMS

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

NOTE 18 - SUBSEQUENT EVENTS

In October 2007, the preferred stockholders converted 1,630 preferred shares into 987,877 of the Company’s common stock valued at $1,629,999. In addition, $10,751 in accrued dividends on the preferred shares converted was paid with 6,516 shares of the Company’s common stock.

In October 2007, the Company issued 453,781 shares of the Company’s common stock valued at $781,020 for the exercise of options. In addition, 558,545 shares of the Company’s common stock valued at $1,050,144 for the exercise of warrants. Of this amount 99,453 shares valued at $164,097 were issued under cashless exercise options in the warrant agreement.

In October 2007, two investors exercised the green-shoe option in the private placement agreement signed in June 2007 whereby they could purchase the same number of shares at the same price until December 31, 2007. As a result, 757,576 shares of the Company’s common stock were sold for $1,250,000.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2007.

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
In addition to services, our offerings include our flagship product, LeaseSoft. LeaseSoft, a robust suite of four software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The four software applications under LeaseSoft have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. NetSol recently added LeaseSoft Fleet Management System (FMS). The Company has already signed an agreement for FMS with a major automotive company in the Asia Pacific region.

LeaseSoft is a result of more than eight years of effort resulting in over 60 modules grouped in four comprehensive applications. These four applications are complete systems in themselves and can be used independently to exhaustively address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.

Beyond LeaseSoft, our product offerings include LeasePak. LeasePak provides the leasing technology industry with the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. And for scalability, NetSol McCue offers the LeasePak Bronze, Silver and Gold Editions for systems and portfolios of virtually all sizes and complexities. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors.

New product offerings and services include: inBanking, which provides full process automation and decision support in the front, middle and back offices of treasury and capital markets operations; LeaseSoft Portals and Modules through our European operations; LeasePak 6.0a of our LeasePak product suite; and, NetSol Technology Institute, our specialized career and technology program in Pakistan.

The Company is undertaking a consolidation of its operating units, placing all service and product operations under the direct control of its center of excellence, in Lahore, Pakistan. This consolidation enables the Company to coordinate and streamline product, service and marketing while taking further advantage of the cost arbitrage offered by our highly trained, highly productive, Pakistani resources. This consolidation follows the successful integration of the operations acquired in the United Kingdom and Burlingame, California and should facilitate the use of these regional offices as platforms for launching an expanding services offering, relying on the experience and resources in Pakistan and our product offerings in North America and Europe.

While the company will no longer be divided into groups and regions, the Company will continue to maintain regional offices in Burlingame and Calabasas, California for North America; in Horsham, the United Kingdom, for Europe and; our flagship operations in Lahore, Pakistan for Asia Pacific. The Company will continue to maintain country and/or services or products specific offices in Beijing, China; Adelaide, Australia; Bangkok, Thailand; and, additional offices in Pakistan.

PLAN OF OPERATIONS

Management has set the following new goals for NetSol for the next 12 months:

•	Fully integrate management, customers, and regional products of the regional offices.
•	Launch IT services model in the US by leveraging the offshore low-cost development capabilities.
•	Embark on management and products reorganization and restructuring in NetSol US and UK operations.
•	Introduce and market two LeaseSoft modules: WSF and CAPS in the US market.
•	Expand product portfolio by enhancing current products and new releases to cater to wider global markets.
•	Enhance software design, engineering and service delivery capabilities by increasing investment in training.
•	Continue to invest in research and development in an amount between 7-10% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.
•	Recruit new sales personnel in US to grow the penetration in North American markets.
•	Aggressively penetrate the booming Chinese market and continue to exploit NetSol’s presence in China.
•	Migrate up to 50% of development costs of US and UK operations to Lahore.
•	Increase Capex, to enhance communications and development infrastructure. Roll out a second phase of construction of a technology campus in Lahore to respond to a growth of new orders and customers.
•
Market aggressively on a regional basis the Company’s tri-product solutions by broader marketing efforts for LeaseSoft in APAC and untapped markets; aggressively grow LeasePak solutions in North America; and, further establish NetSol-CQ Enterprise solution in the European markets.

Top Line Growth through Investment in organic marketing activities. NetSol marketing activities will continue to:

•	Expand the marketing and distributions of regional products solutions in four continents: North America, Europe, Asia Pacific and Africa.
•	Expand relationships with all 40 customers in the US, Europe and Asia Pacific by offering enhanced product offerings.
•	Product positioning through alliances and partnership.
•	Capitalize on NetSol, McCue and NetSol-CQ affiliations with ELA (Equipment Leasing Association of N.A.) and European leasing forums.
•	Become a leading IT company in APAC in asset-based applications and capitalize on the surge in demand of NetSol products.
•	Joint Ventures and new alliances.
•	Be a dominant IT solutions provider in Pakistan amidst of explosive growth in the economy and automation in private and public sectors.
•	Hold frequent users group meetings in North America and Asia Pacific and customer road shows to attract bigger value new contracts.

Funding and Investor Relations:

•	Retained a new IR and communications firm in New York to position NetSol as a strong IT company with unlimited growth and upside outlook.
•	The increased valuation of NetSol stock price in the US resulted in investors and employees exercising options and warrants.
•	Adequately capitalize NetSol to face challenges and opportunities presented through the most economical means and vehicles creating further stability and sustainability.
•	Focus each division level to achieve optimum profitability and efficiencies to reduce the need for new external capital other than to fund major new initiatives.
•
Aggressive marketing campaign on Wall Street to get the story of NetSol known to retail, institutions, micro cap funds and analysts. Increased activities to present NetSol in various investor forums aimed at analysts and micro cap funds.

•	Continuing to efficiently and prudently manage cash flow and budgets. Subsidiaries will contribute to support the headquarters and corporate overheads..
•	Make every effort to enhance NetSol’s market capitalization in the US. At least two research analysts upgraded the target price from $3 to $4.
•	Reorganize the divisions globally for seamless integration to achieve better productivity, efficiency and leverage offshore capabilities to enhance margins.

Improving the Bottom Line:

•	Grow top line; enhance gross profit margins to 65% by leveraging the low-cost development facility in Lahore.
•	Generate much higher revenues per developer and service group, enhance productivity and lower cost per employee overall.
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.
•	Continue to review costs at every level to consolidate and enhance operating efficiencies.
•	Grow process automation and leverage the best practices of CMMi level 5.
•	More local empowerment and profit and loss ownership in each country office. Institute performance based compensation structure through three areas that includes both top-line and bottom-line targets.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Initiated steps to consolidate some of the new lines of services businesses to improve bottom line.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development ‘engine’ of NetSol, which became CMMi Level 2 in early 2002. In a quest to continuously improve its quality standards, NetSol reached CMMi Level 5 on August 11,2006. The Company is expecting a growing demand for its products and alliances from blue chip companies worldwide as a result. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMMi levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMMi levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology. NetSol PK has already launched implementation of ISO 27001, a global standard and a set of best practices for Information Security Management.

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

•	Outsourcing of services and software development is growing worldwide.
•	The leasing and finance industry in North America has increased $260 billion and about the same size for the rest of world.
•	Recent outpouring of very positive US press and research coverage by major banks on NetSol’s growing image and name.
•	The influx of US companies and investors in addition to investors from all other parts of world to Pakistan. The US ranked to be the largest investors in Pakistan economy in current fiscal year 2007.
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
•
NetSol majority owned subsidiary NetSol PK listed on KSE (Karachi Stock Exchange) has traded at record price of Pkr. 160 in October 2007 with bonus shares of 37% combined in last two quarters. The IPO price was Pkr. 25 in August 2005.

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

•
Robust growth in outsourcing globally and investment of major US and European corporations in the developing countries. As demonstrated by the ‘World is Flat’ by Tom Friedman, there is a need for western companies to expand their businesses in emerging markets. Both Pakistan and China are in the forefront.

•	The imposition of a state of emergency in Pakistan may be perceived as assuring order and restoring confidence and creating certainty.

Negative trends:
.
•	The recent imposition of emergency rule in Pakistan may affect or delay some of the major new initiatives and cause reduced travel of foreigners to Pakistan.
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
.
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

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2007 as compared to the Quarter Ended September 30, 2006:

Net revenues and income for the quarter ended September 30, 2007 and 2006 are broken out among the subsidiaries as follows:

	2007			2006
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$(990,184)	$-	0.00%	$(1,736,489)

North America:
Netsol McCue	1,073,611	12.41%	60,635	1,303,026	22.23%	84,325
	1,073,611	12.41%	60,635	1,303,026	22.23%	84,325

Europe:
Netsol UK	129,725	1.50%	3,985	2,476	0.04%	(288,890)
Netsol-CQ	1,535,191	17.74%	261,403	1,485,859	25.34%	88,943
	1,664,916	19.24%	265,388	1,488,335	25.39%	(199,947)

Asia-Pacific:
Netsol Tech	4,516,008	52.19%	1,224,967	2,256,819	38.50%	482,091
Netsol Connect	206,863	2.39%	839	206,753	3.53%	(34,350)
Netsol-TiG	1,052,471	12.16%	1,211,815	505,334	8.62%	96,975
Netsol-Omni	20,418	0.24%	(10,175)	18,145	0.31%	(3,808)
Netsol-Abraxas Australia	118,950	1.37%	28,839	84,148	1.44%	15,239
	5,914,710	68.35%	2,456,285	3,071,199	52.39%	556,147

Total Net Revenues	$8,653,237	100.00%	$1,792,124	$5,862,560	100.00%	$(1,295,964)

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended September 30, 2007 and 2006 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2007		2006

Revenues:		%		%
Licence fees	$1,903,552	22.00%	$1,578,412	26.92%
Maintenance fees	1,583,420	18.30%	1,294,964	22.09%
Services	5,166,265	59.70%	2,989,184	50.99%
Total revenues	8,653,237	100.00%	5,862,560	100.00%
Cost of revenues:
Salaries and consultants	2,321,030	26.82%	1,932,073	32.96%
Travel and entertainment	266,828	3.08%	315,683	5.38%
Communication	32,795	0.38%	42,065	0.72%
Depreciation and amortization	258,907	2.99%	193,097	3.29%
Other	507,895	5.87%	426,620	7.28%
Total cost of sales	3,387,455	39.15%	2,909,538	49.63%
Gross profit	5,265,782	60.85%	2,953,022	50.37%
Operating expenses:
Selling and marketing	832,493	9.62%	518,044	8.84%
Depreciation and amortization	464,647	5.37%	449,374	7.67%
Bad debt expense	2,439	0.03%	65,808	1.12%
Salaries and wages	907,879	10.49%	998,391	17.03%
Professional services, including non-cash compensation	160,050	1.85%	260,870	4.45%
General and adminstrative	678,573	7.84%	820,086	13.99%
Total operating expenses	3,046,081	35.20%	3,112,573	53.09%
Income (loss) from operations	2,219,701	25.65%	(159,551)	-2.72%
Other income and (expenses)
Loss on sale of assets	(32,223)	-0.37%	(12,280)	-0.21%
Amortization of debt discount and capitalized cost of debt	-	0.00%	(734,659)	-12.53%
Interest expense	(233,804)	-2.70%	(247,908)	-4.23%
Interest income	33,863	0.39%	90,746	1.55%
Other income and (expenses)	111,947	1.29%	67,785	1.16%
Total other expenses	(120,217)	-1.39%	(836,316)	-14.27%
Net income (loss) before minority interest in subsidiary	2,099,484	24.26%	(995,867)	-16.99%
Minority interest in subsidiary	(274,919)	-3.18%	(247,273)	-4.22%
Income taxes	(32,441)	-0.37%	(52,824)	-0.90%
Net income (loss)	1,792,124	20.71%	(1,295,964)	-22.11%
Dividend required for preferred stockholders	(71,157)	-0.82%	-	0.00%
Subsidiary dividend (minority holders portion)	(817,173)	-9.44%	-	0.00%
Net income (loss) applicable to common shareholders	903,794	10.44%	(1,295,964)	-22.11%

Net revenues for the quarter ended September 30, 2007 were $8,653,237 as compared to $5,862,560 for the quarter ended September 30, 2006. This reflects an increase of $2,790,677 or 47.6% in the current quarter as compared to the quarter ended September 30, 2006. Revenue from services, which includes consulting and implementation, increased 73% from $2,989,184 to $5,166,265. License and maintenance revenues both grew a healthy 20% over the comparable quarter in fiscal 2007. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new business divisions have been formed in Lahore and are now producing revenues. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million). This is now expected to occur in within the next two quarters. NetSol in Pakistan has been pre-qualified to participate in several public sector projects. The most significant is the World Bank funded Land Record Management Information Systems or LRMIS. This project has a World Bank grant of $300 million in Pakistan and NetSol was given a pilot project in the province of Punjab early 2007 and we anticipate to win the key projects in this area in next few quarters.

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts over 20 plus captive auto manufacturers globally at an advance stage of closing or decision making.

NetSol made a significant move by acquiring 100% of a US based software company McCue Systems Inc., (now “NetSol McCue”) in June 2006. The acquisition of NetSol McCue has provided the Company with a very strong and seasoned management team with a mature, profitable, business which contributes strongly to our top and bottom lines. During the current quarter five of our existing customers signed contracts to additional user licenses and training. The integration of a dedicated offshore team into NetSol McCue Development Department is continuing, with ongoing projects and management processes in place. This effort has resulted in a balanced use of onshore and offshore resources, with the Development Team now staffed 45% onshore and 55% offshore. Offshore resources are now making significant contribution throughout the development lifecycle.

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

During the quarter ended September 30, 2007, NetSol PK was awarded the contract for the implementation of the Motor Vehicle Registration System (MVRS) for all the 34 districts of the province of Punjab, Pakistan. Within this quarter, implementation has been successfully completed in 16 districts of the Province. In addition, a major automotive captive in Australia signed a contract to license LeaseSoft’s Retail Finance Solution, which comprises of Credit Application Processing System (CAP) and Contract Management System (CMS), as well as its Wholesale solution, Wholesale Finance System (WFS). In addition to these modules, NetSol Technologies will provide software customization, system implementation, and ongoing maintenance and support services to this client.

Our joint-venture, NetSol-TiG continues to grow. During the current quarter ten new resources were added for a total of 120 dedicated to the joint-venture projects. In addition, two new projects in the United States of America were signed and Innovation Group’s release management of five different countries has recently been given to our Extended Innovation (“EI”) division which works with the joint-venture.

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

The gross profit was $5,265,782 in the quarter ending September 30, 2007 as compared with $2,953,022 for the same quarter of the previous year for an increase of 78% or $2,312,760. The gross profit percentage for the quarter increased approximately 11% to 61% from 50% in the quarter ended September 30, 2006. The cost of sales was $3,387,455 in the current quarter compared to $2,909,538 in the comparable quarter of fiscal 2007. As a percentage of sales it decreased 11% from 49.63% for the quarter ended September 30, 2006 to 39.15% in the current quarter. Although salaries and consultant fees increased $388,957 from $1,932,073 in the prior comparable quarter to $2,321,030, as a percentage of sales, it decreased 6% from 33% in the prior comparable quarter to 27% in the current quarter. The Company has added several new business divisions in Pakistan hiring the best talent in these specialized areas. It takes between 18-24 months for these new business units to fully develop their offerings and begin generating revenues. A few of these units are now producing revenues, the rest of the divisions are anticipated to start generating revenues in the next two quarters. The gross profit margin is expected to continue to improve as the integration of both the operations in Horsham, UK and Burlingame, US are fully integrated and cost savings are achieved. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it situated itself for increased growth organically and from the acquisitions of NetSol-CQ in February 2005 and NetSol McCue in June 2006.

Operating expenses were $3,046,081 for the quarter ending September 30, 2007 as compared to $3,112,573, for the corresponding period last year for a slight decrease of $66,492. As a percentage of sales it decreased 18% from 53% to 35%. Depreciation and amortization expense amounted to $464,647 and $449,374 for the quarter ended September 30, 2007 and 2006, respectively. Combined salaries and wage costs were $907,879 and $998,391 for the comparable periods, respectively, or a decrease of $90,512 from the corresponding period last year. As a percentage of sales, these costs decreased 6.5% from 17% to 10.5%. General and administrative expenses were $678,573 and $820,086 for the quarters ended September 30, 2007 and 2006, respectively, a decrease of $141,513 or 17%. As a percentage of sales, these expenses were 8% in the current quarter compared to 14% in the comparable quarter. This decrease is due to the continued integration of the Company as a whole.

Selling and marketing expenses were $832,493 and $518,044, in the quarter ended September 30, 2007 and 2006, respectively, reflecting the growing sales activity of the Company. Although this reflects a 61% increase or $314,449, as a percentage of sales the increase was only .78% to 9.62% from 8.84%. Professional services expense decreased 39% to $160,050 in the quarter ended September 30, 2007, from $260,870 in the corresponding period last year.

Income from operations was $2,219,701 compared to loss of $159,551 for the quarters ended September 30, 2007 and 2006, respectively. This represents an increase of $2,379,252 for the quarter compared with the comparable period in the prior year. As a percentage of sales, net income from operations was 26% in the current quarter compared to -3% in the prior period.

Net income was $1,792,124 compared to net loss of $1,295,964 for the quarters ended September 30, 2007 and 2006, respectively. This is an increase of 238% or $3,088,087 compared to the prior year. The current fiscal quarter amount includes a net reduction of $274,919 compared to $247,273 in the prior period for the 49.9% minority interest in NetSol Connect, NetSol-TiG, and NetSol-Omni owned by another party, and the 37.21% minority interest in NetSol PK. In the quarter ended September 30, 2007 and 2006, the Company recognized $0 and $734,659 of amortized costs of debt, respectively. Interest expense was $233,804 in the current quarter as compared to $247,908 in the comparable period. Net income per share, basic and diluted, was $0.08 as compared to net loss per share, basic and diluted of $0.08 for the quarters ended September 30, 2007 and 2006.

The net EBITDA income was $2,781,923 compared to loss of $352,761 after amortization and depreciation charges of $723,554 and $642,471, income taxes of $32,441 and $52,824, and interest expense of $233,804 and $247,908, respectively. With the addition of the non-cash charge for the amortized costs of debt of $734,658 the adjusted income would be $381,897 for the quarter ended September 30, 2006. The EBITDA earning per share, basic and diluted was $0.13 and $0.12 for the quarter ended September 30, 2007 and the adjusted pro forma EBITDA earnings per share, basic and diluted, was $0.02 for the quarter ended September 30, 2006. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $4,837,241 at September 30, 2007 compared to $3,822,420 at September 30, 2006.

Net cash used for operating activities amounted to $526,688 for the quarter ended September 30, 2007, as compared to $680,016 for the comparable period last fiscal year. The major change was the increase in other current assets, which includes the “Revenues in excess of billings” due to several new large contracts signed and progress on the contracts is over the amount that can be billed per the contract terms and the increase in accounts payable which includes the Unearned Revenues representing the increase in maintenance contracts.

Net cash used by investing activities amounted to $2,381,144 for the quarter ended September 30, 2007, as compared to $3,085,117 for the comparable period last fiscal year. The Company had net purchases of property and equipment of $745,901 compared to $238,323 for the comparable period last fiscal year. In addition, payments on the acquisition payable have been made of $879,007 and $4,025,567 for the quarters ended September 30, 2007 and 2006, respectively. The increase in intangible assets which represents amounts capitalized for the development of new products was $841,312 and $585,631 for the comparable periods.

Net cash provided by financing activities amounted to $3,689,943 and $5,103,746 for the quarters ended September 30, 2007, and 2006, respectively. In the current quarter the Company sold $250,000 of common stock. The quarter ended September 30, 2007 included the cash inflow of $903,499 compared to $0 from the exercising of stock options and warrants. In the current fiscal period, the Company had net proceeds on bank loans, loans and capital leases of $1,726,827 as compared to net proceeds of $237,702 in the comparable period last year and received $165,000 in loans from officers during the prior fiscal quarter.

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

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

•
The third payment of NetSol McCue would be due based on the earn-out formula. This could be in the range of $1.0 million to $2.0 million in cash and common stock. This is based on an earn out structure and the Company expects to fund it through internal cash flow;

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities.

On June 29, 2007, the Company entered into an agreement to sell a total of 757,576 shares of common stock and 378,786 warrants to acquire shares of common stock to two non-U.S. resident accredited investors at the price of and exercise price of $1.65 per share. The warrants are exercisable for a period of 5 years from the earlier of June 29, 2008 and the registration of the common stock underlying the warrants.

During the quarter ended September 30, 2007, holders of our Series A 7% Cumulative Convertible Preferred Stock converted a total of 330 shares of preferred stock into 200,000 shares of common stock. These shares were issued in reliance on exemptions from registration available under Regulation D and Regulation S of the Securities Act of 1933, as amended.

During the quarter ended September 30, 2007, holders of our Series A 7% Cumulative Convertible Preferred Stock received 48,965 shares of common stock as payment of dividends due under the terms of the Certificate of Designation. These shares were issued in reliance on exemptions from registration available under Regulation S and D of the Securities Act of 1933, as amended.

During the quarter ended September 30, 2007, employees exercised 20,757 options in exchange for $34,999.

During the quarter ended September 30, 2007, warrant holders exercised 450,000 warrants in exchange for $868,500.

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

(1) Filed herewith

Reports on Form 8-K.

a) On July 10, 2006, NetSol Technologies, Inc. filed a current report on form 8-K reporting the sale of restricted shares of common stock and warrants to purchase common stock by two non-U.S. resident accredited investors.

b) On September 19, 2007, NetSol Technologies, Inc. filed a current report on form 8-K reporting that it had issued a press release announcing its results of operations for the period ending June 30, 2007.
.
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: November 9, 2007	/s/ Najeeb Ghauri
___________________________
NAJEEB GHAURI
Chief Executive Officer

Date: November 9, 2007	/s/Tina Gilger
___________________________
TINA GILGER
Chief Financial Officer