Form 10QSB
period 2007-12-31
NETSOL TECHNOLOGIES INC
filed 2008-02-13
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

The issuer had 25,228,818 shares of its $.001 par value Common Stock and 1,920 shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of February 8, 2007.

Transitional Small Business Disclosure Format (check one)

Yes	☐	No	☒

NETSOL TECHNOLOGIES, INC.

INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

Consolidated Unaudited Balance Sheet as of December 31, 2007		3

Comparative Unaudited Consolidated Statements of Operations		4
for the Three Months and Six Months Ended December 31, 2007 and 2006

Comparative Unaudited Consolidated Statements of Cash Flow		5
for the Six Months Ended December 31, 2007 and 2006

Notes to the Unaudited Consolidated Financial Statements		7

Item 2.	Management's Discussion and Analysis or Plan of Operation	22

Item 3.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits and Reports on Form 8-K	36

	(a) Exhibits
	(b) Reports on Form 8-K

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — DECEMBER 31, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$8,543,109
Accounts receivable, net of allowance for doubtful accounts of $168,512	7,787,339
Revenues in excess of billings	10,265,235
Other current assets	2,245,899
Total current assets		28,841,582
Property and equipment, net of accumulated depreciation		8,371,547
Other assets, long-term		435,195
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	8,747,001
Customer lists, net	2,080,083
Goodwill	7,786,032
Total intangibles		18,613,116
Total assets		$56,261,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,415,167
Current portion of loans and obligations under capitalized leases	3,251,443
Other payables - acquisitions	83,399
Unearned revenues	2,645,174
Due to officers	184,278
Dividend to preferred stockholders payable	33,876
Loans payable, bank	1,861,338
Total current liabilities		11,474,675
Obligations under capitalized leases, less current maturities		232,008
Long term loans; less current maturities		582,402
Total liabilities		12,289,085
Minority interest		4,211,222
Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
1,920 issued and outstanding	1,920,000
Common stock, $.001 par value; 45,000,000 shares authorized;
25,133,650 issued and outstanding	25,134
Additional paid-in-capital	75,080,435
Treasury stock	(10,194)
Accumulated deficit	(35,746,044)
Stock subscription receivable	(630,907)
Common stock to be issued	89,132
Other comprehensive loss	(966,423)
Total stockholders' equity		39,761,133
Total liabilities and stockholders' equity		$56,261,440

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Net Revenues:
Licence fees	$2,866,807	$2,718,795	$4,770,359	$4,297,207
Maintenance fees	1,490,376	1,359,239	3,073,796	2,654,203
Services	4,049,287	3,149,087	9,215,552	6,138,271
Total revenues	8,406,470	7,227,121	17,059,707	13,089,681
Cost of revenues
Salaries and consultants	2,400,991	2,441,724	4,722,021	4,373,797
Travel	311,329	432,344	578,157	748,027
Repairs and maintenance	119,032	133,818	233,186	179,553
Insurance	85,110	50,078	123,755	102,301
Depreciation and amortization	271,729	221,201	530,636	414,298
Other	431,609	317,824	819,500	688,551
Total cost of sales	3,619,800	3,596,989	7,007,255	6,506,527
Gross profit	4,786,670	3,630,132	10,052,452	6,583,154
Operating expenses:
Selling and marketing	1,086,729	762,290	1,919,222	1,280,334
Depreciation and amortization	479,904	456,529	944,551	905,903
Bad debt expense	838	51,690	3,277	117,498
Salaries and wages	815,771	1,000,835	1,723,650	1,999,226
Professional services, including non-cash compensation	129,539	258,974	299,001	519,844
General and adminstrative	826,033	722,336	1,495,194	1,542,423
Total operating expenses	3,338,814	3,252,654	6,384,895	6,365,228
Income from operations	1,447,856	377,478	3,667,557	217,926
Other income and (expenses):
Gain (loss) on sale of assets	70	(58)	(32,153)	(12,338)
Beneficial conversion feature	-	(2,208,334)	-	(2,208,334)
Amortization of debt discount and capitalized cost of debt	-	(2,069,033)	-	(2,803,691)
Liquidation damages	-	(133,833)	-	(133,833)
Interest expense	(189,142)	(211,615)	(422,946)	(459,523)
Interest income	41,575	128,303	75,438	219,049
Other income and (expenses)	149,277	39,192	261,224	106,977
Total other income (expenses)	1,780	(4,455,378)	(118,437)	(5,291,693)
Net income (loss) before minority interest in subsidiary	1,449,636	(4,077,900)	3,549,120	(5,073,767)
Minority interest in subsidiary	(382,887)	(558,571)	(657,806)	(805,845)
Income taxes	1,483	(16,141)	(30,958)	(68,965)
Net income (loss)	1,068,232	(4,652,612)	2,860,356	(5,948,577)
Dividend required for preferred stockholders	(40,368)	(65,598)	(111,525)	(65,598)
Subsidiary dividend (minority holders portion)	-	-	(817,173)	-
Bonus stock dividend (minority holders portion)	(545,359)	-	(545,359)	-
Net income (loss) applicable to common shareholders	482,505	(4,718,210)	1,386,299	(6,014,175)
Other comprehensive gain:
Translation adjustment	(653,396)	195,269	(490,993)	121,779
Comprehensive income (loss)	$(170,891)	$(4,522,941)	$895,306	$(5,892,396)

Net income (loss) per share:
Basic	$0.04	$(0.33)	$0.12	$(0.34)
Diluted	$0.04	$(0.32)	$0.11	$(0.34)
Weighted average number of shares outstanding
Basic	24,443,901	14,064,968	22,934,568	17,280,675
Diluted	27,712,335	14,444,665	26,203,002	17,280,675

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss) applicable to common shareholders	$2,860,356	$(5,948,577)
Adjustments to reconcile net income (loss) applicable to common shareholders to net cash provided by (used in) operating activities:
Depreciation and amortization	1,475,187	1,320,111
Bad debt expense	3,277	117,498
Loss on sale of assets	32,153	12,338
Minority interest in subsidiary	657,806	805,845
Stock issued for services	15,000	41,380
Stock issued for convertible note payable interest	-	311,868
Fair market value of warrants and stock options granted	24,320	-
Beneficial conversion feature	-	2,208,334
Amortization of debt discount and capitalized cost of debt	-	2,803,691
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	715,359	(2,141,889)
Increase in other current assets	(1,749,271)	(1,501,990)
(Decrease)/increase in accounts payable and accrued expenses	(1,450,545)	419,886
Net cash provided by (used in) operating activities	2,583,642	(1,551,505)
Cash flows from investing activities:
Purchases of property and equipment	(1,556,424)	(417,833)
Sales of property and equipment	16,076	131,775
Net proceeds of certificates of deposit	-	1,739,581
Payment for acquisition	(879,007)	(4,027,753)
Increase in intangible assets	(1,479,492)	(935,439)
Net cash used in investing activities	(3,898,847)	(3,509,669)
Cash flows from financing activities:
Proceeds from sale of common stock	1,500,000	-
Proceeds from the exercise of stock options	2,707,167	219,223
Reduction in restricted cash	-	4,533,555
Proceeds from loans from officers	-	165,000
Proceeds from bank loans	2,702,454	-
Payments on bank loans	(323,488)	-
Capital lease obligations & loans (net)	(760,919)	390,128
Net cash provided by financing activities	5,825,214	5,307,906
Effect of exchange rate changes in cash	22,936	(33,353)
Net increase in cash and cash equivalents	4,532,945	213,379
Cash and cash equivalents, beginning of period	4,010,164	2,493,768
Cash and cash equivalents, end of period	$8,543,109	$2,707,147

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$147,996	$269,340
Taxes	$91,659	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$-	$203,186
Common stock issued for acquisition of 100% of subsidiary	$76,750	$-
Common stock issued for payment of note payable and related interest	$-	$339,368
Common stock issued for dividend payable	$155,289	$-
Bonus stock dividend issued by subsidiary to minority holders	$545,359	$-
Stock issued for the conversion of Preferred Stock	$2,210,000	$-

Preferred stock issued for conversion of convertible note payable	$-	$5,500,000

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies North America, Inc. (“NTNA”), NetSol Technologies Limited (“NetSol UK”), NetSol-Abraxas Australia Pty Ltd. (“Abraxas”), NetSol Technologies Europe Limited (“NTE”), and its majority-owned subsidiaries, NetSol Technologies, Ltd.(“NetSol PK”), NetSol Connect (Pvt), Ltd. (now, NetSol Akhter Pvt. Ltd.) (“Connect”), TIG-NetSol (Pvt) Limited (“TIG”), and NetSol Omni (Private) Limited (“Omni”). All material inter-company accounts have been eliminated in the consolidation.

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

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this statement will not have a material impact on our consolidated financial statements.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the six months ended December 31, 2007	Net Income	Shares	Per Share
Basic earnings per share:	$2,748,831	22,934,568	$0.12
Dividend to preferred shareholders	111,525
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,971,406
Warrants		773,991
Convertible Preferred Shares		523,037
Diluted earnings per share	$2,860,356	26,203,002	$0.11

For the six months ended December 31, 2006	Net Income	Shares	Per Share
Basic earnings per share:
Net income (loss)	$(5,948,577)	17,280,675	$(0.34)
Effect of dilutive securities *
Stock options		-
Warrants		-
Diluted earnings per share	$(5,948,577)	17,280,675	$(0.34)

* As there is a loss, these securities are anti-dilutive. The basic and diluted earnings per share is the same for the six months ended December 31, 2006

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol Technologies UK, Ltd., and NetSol Technologies Europe Ltd. use the British Pound; NetSol Technologies, Ltd, NetSol Connect PVT, Ltd., NetSol Omni, and NetSol-TiG use Pakistan Rupees; and NetSol Abraxas Australia Pty, Ltd. uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary NetSol Technologies North America, Inc., use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $966,423 at December 31, 2007 are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the six months ended December 31, 2007 and 2006, comprehensive gain (loss) in the consolidated statements of operations included translation loss of $490,993 and gain of $121,779, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2007:

Prepaid Expenses	$601,795
Advance Income Tax	315,650
Employee Advances	138,316
Security Deposits	248,815
Advance Rent	228,499
Tender Money Receivable	294,666
Other Receivables	396,715
Other Assets	21,443

Total	$2,245,899

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31, 2007:

Office furniture and equipment	$1,200,338
Computer equipment	7,637,738
Assets under capital leases	1,209,099
Building	3,228,811
Construction in process	417,038
Land	1,029,352
Autos	256,132
Improvements	459,193
Subtotal	15,437,701
Accumulated depreciation	(7,066,154)
$8,371,547

For the six months ended December 31, 2007 and 2006, fixed asset depreciation expense totaled $663,640 and $515,161, respectively. Of these amounts, $418,140 and $308,398, respectively, are reflected as part of cost of goods sold.

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

Product licenses and customer lists were comprised of the following as of December 31, 2007:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2007	$14,511,208	$5,451,094	$19,962,302
Additions	1,463,151	-	1,463,151
Effect of translation adjustment	(27,316)	-	(27,316)
Accumulated amortization	(7,200,042)	(3,371,011)	(10,571,053)
Net balance - December 31, 2007	$8,747,001	$2,080,083	$10,827,084

Amortization expense:
Six months ended December 31, 2007	$464,225	$347,322	$811,547
Six months ended December 31, 2006	$457,628	$347,322	$804,950

At December 31, 2007 and 2006, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $7,108,247 and $3,646,625, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $112,497 and $105,900 for the six months ended December 31, 2007 and 2006, respectively and is shown in “Cost of Goods Sold” in these consolidated financial statements.

Amortization expense of intangible assets over the next five years is as follows:

FISCAL YEAR ENDING
Asset	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	TOTAL
Product Licences	$909,607	$768,291	$278,196	$117,022	$61,233	$2,134,349
Customer Lists	694,644	694,644	475,164	215,632	-	2,080,084

	$1,604,251	$1,462,935	$753,360	$332,654	$61,233	$4,214,433

There were no impairments of the goodwill asset during the six months ended December 31, 2007 and 2006.

NOTE 9 - OTHER ASSETS - LONG TERM

NetSol PK has outgrown its current facility and has looked to other sources to house its growing numbers of employees. During the year ended June 30, 2007, the owner of the adjacent land agreed to build an office to the Company’s specifications and the Company agreed to help pay for the development of the land in exchange for discounted rent for the next three years. As of December 31, 2007, the Company has paid a total of $493,095 in connection with this agreement. Of this amount, $228,499 has been classified as current, representing one-year of rental payments, and $198,201 shown as long-term assets. During the six months ended December 31, 2007, $66,965 was expensed.

In addition, NetSol PK has begun work on building a new building behind the current one. The enhancement of infra-structure is necessary to meet the company’s growth in local and international business. The balance for advance for Capital-Work-In-Progress was $236,994.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2007:

Accounts Payable	$1,070,095
Accrued Liabilities	2,008,890
Accrued Payroll	2,000
Accrued Payroll Taxes	59,635
Interest Payable	168,099
Deferred Revenues	17,545
Taxes Payable	88,903

Total	$3,415,167

NOTE 11 - DEBTS

A) LOANS AND LEASES PAYABLE

Notes payable as of December 31, 2007 consist of the following:

	Balance at	Current	Long-Term
Name	12/31/07	Maturities	Maturities
Professional Liability Insurance	$6,063	$6,063	$-
HSBC Loan	898,457	316,055	582,402
AMZ Loan	2,695,655	2,695,655	-
Subsidiary Capital Leases	465,678	233,670	232,008

	$4,065,853	$3,251,443	$814,410

In February 2005, the Company received a loan from Noon Group in the amount of $500,000. The note carried an interest rate of 9.75% per annum and was due in one year. The maturity date of the loan may be extended at the option of the holder for an additional year. In March, 2006, the note was extended for another year. During the fiscal year ended June 30, 2007, $48,750 of accrued interest was recorded for this loan. In April 2006, $51,250 of accrued interest was paid. Total unpaid accrued interest at June 30, 2006 was $65,044. In July 2007, the full principal and interest were paid.

On July 4, 2007, the Company entered into a debt agreement with AMZ, a brokerage firm, in Lahore, Pakistan for a total of $2,457,642. AMZ brokered the loan with 2 banks in Pakistan, Bank Islami Pakistan Ltd, and Security Leasing Corporation Ltd. The loan calls for 30% of the value of the loan to be collateralized by shares the Company owns in its Pakistan subsidiary, NetSol PK, plus an additional 10% of the total share pledged to cover any extra margin due to the change in value of the pledged shares. A total of 964,862 shares have been pledged as collateral. Finance costs associated with this debt totaled $39,445 and the Company received a net balance of $2,418,197. The loan had a maturity of three months and an interest rate 18.35%, consisting of the Karachi Interbank Offer Rate (“KIBOR” of 9.09%, a base rate of 4.26%, and a mark-up rate of 5%. On October 4, 2007, the loan matured and was rolled over for an additional three months. The new interest rate was 14.75%. As of December 31, 2007, the accrued interest payable was $206,388 and was added to the principal of the note for a total owing of $2,695,655. Upon maturity on January 4, 2008, payment of the note and accrued interest was extended for six weeks.

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $1,023,850 was converted into a loan payable with a maturity of three years. The interest rate is 7.5% with monthly payments of £15,558 or approximately $31,858. The Parent has guaranteed payment of the loan in the event the subsidiary should default on it. During the six months ended December 31, 2007, £50,164 or approximately $100,193 was paid on the principal of this note and £12,070 or approximately $24,540 was paid in interest. The loan outstanding as of December 31, 2007 was $898,457.

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2012. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the six months ended December 31, 2007 and 2006.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2007:

Minimum Lease Payments
Due FYE 12/31/08	$237,083
Due FYE 12/31/09	216,741
Due FYE 12/31/10	82,478
Due FYE 12/31/11	2,398
Due FYE 12/31/12	-
Total Minimum Lease Payments	538,700
Interest Expense relating to future periods	(73,022)
Present Value of minimum lease payments	465,678
Less: Current portion	(233,670)
Non-Current portion	$232,008

Following is a summary of fixed assets held under capital leases as of December 31, 2007:

Computer Equipment and Software	$658,802
Furniture and Fixtures	49,843
Vehicles	395,264
Building Equipment	105,189

Total	1,209,098
Less: Accumulated Depreciation	(558,986)
Net	$650,112

B) BANK LOAN

The Company’s Pakistan subsidiary, NetSol PK, has one loan with a bank, secured by the Company’s assets. The note consists of the following as of December 31, 2007:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$1,861,338

Total			$1,861,338

C) OTHER PAYABLE - ACQUISITION

McCue Systems (now NetSol Technologies North America, Inc.)

As of December 30, 2007, Other Payable - Acquisition consists of total payments of $83,399 due to the former shareholders of McCue Systems, Inc.

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 17). As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock was shown as “Shares to Be Issued” as of June 30, 2006. During the fiscal year ended June 30, 2007, $2,059,413 of the cash portion was paid to the former McCue shareholders and in July 2006 the stock was issued. In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock portion was issued on June 27, 2007. The balance at June 30, 2007 was $962,406. During the three months ended September 30, 2007, $879,007 of the cash was paid, leaving a balance of $83,399 to be paid which represents the few remaining McCue shareholders that have not been located as of this date.

DUE TO OFFICERS

The officers of the Company, from time to time, loan funds to the Company.

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

In addition, the officers of the Company have advanced $34,278 as working capital. The balance due to officers as of September 30, 2007 was $184,278.

NOTE 12 - DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

The Company has issued Series A 7% Cumulative Convertible Preferred Stock under which dividends are payable (see Note 13). The dividend is to be paid quarterly, either in cash or stock at the Company’s election. The dividend for the three months ended December 31, 2007 totaled $40,368. Of this amount, $6,492 was paid at the time of conversion of preferred shares into common stock and the balance of $33,876 is payable and is reflected in these consolidated financial statements. This amount was paid with the issuance of 14,568 shares of the Company’s common stock in January 2008.

SUBSIDIARY DIVIDEND

On September 26, 2007, the Company’s joint-venture subsidiary NetSol-TiG declared a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522. Of this amount, the Company was due 50,520,000 pkr or approximately $834,349. This amount was paid during the quarter ended December 31, 2007. The amount attributable to the minority holders is approximately $817,173 and is reflected on these unaudited consolidated financial statements. As of December 31, 2007, the dividend had been paid to the Company and to the minority holders.

NOTE 13 - STOCKHOLDERS’ EQUITY:

EQUITY TRANSACTIONS

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 12) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The preferred shares are valued at $1,000 per share or $5,500,000. The preferred shares are convertible into common stock at a rate of $1.65 per common share. The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333. On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective. As of June 30, 2007, the balance of the preferred shares was 4,130 shares. During the six months ended December 31, 2007, 2,210 shares of preferred stock were converted into 1,339,392 shares of common stock valued at $2,210,000.

During the six months ended December 31, 2007, the Company issued 81,256 shares of the Company’s common stock valued at $155,289 as payment of the dividends due.

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

Business Combinations

McCue Systems, Inc. (now NetSol Technologies North America, Inc.)

In June 2006, the Company completed the acquisition of McCue Systems, Inc. A total of 37,731 shares valued at $64,612 are shown in “Shares to Be Issued” in these consolidated financial statements representing McCue Systems shareholders that have not been located as of this date.

NetSol Omni (“Omni”)

In December 2007, the Company entered into an agreement with the minority shareholders of NetSol Omni, whereby the Company purchased the remaining 49.9% of Omni for 25,000 shares of the Company’s common stock valued at $76,750.

Private Placements

In June 2007, the Company sold 757,576 shares of the Company’s common stock to two institutional investors for $1,250,000. The Company received $1,000,000 of this by June 30, 2007 and the remaining $250,000 cash due was received on July 2, 2007. The shares were issued in July 2007. This purchase agreement contained a “green shoe” clause whereby the investors had the option to purchase within six months the same number of shares at the same price and receive the same number of warrants. In October 2007, the investors exercised the “green shoe” clause and the Company sold them 757,576 shares of the Company’s common stock valued at $1,250,000. In addition, as part of the agreement, the investors were granted 378,788 warrants with an exercise price of $1.65 and expires in five years.

Services

In October 2006, the Company entered into an agreement with a consultant whereby the Company agreed to issue a total of 40,000 of the Company’s restricted stock, to be paid at the end of each quarter of service. As of June 30, 2007, the Company has recorded as “Stock to Be Issued” 10,000 shares valued at $15,000 or $1.50 per share under this agreement. In October 2007, these shares were issued. As the consultant hasn’t provided the service contracted on a timely basis, the shares are only due to the consultant upon performance of the service, therefore, during the quarter ended December 31, 2007, an additional 10,000 shares valued at $15,000 or $1.50 per share have been recorded as “Stock to be Issued”.

Options and Warrants Exercised

During the six months ended December 31, 2007, the Company issued 518,938 shares of its common stock for the exercise of options valued at $895,599.

During the six months ended December 31, 2007, the Company issued 1,087,359 shares of its common stock for the exercise of warrants valued at $1,754,547.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

During the six months ended December 31, 2007, $512,000 was collected and new receivables of $211,500 were issued. In addition, the Company wrote-off $70,000 of receivables as uncollectible from employees who have since left the Company. The balance at December 31, 2007 was $630,907.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of December 31, 2007:

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2007	7,102,363	$0.75 to $5.00	$129,521
Granted	20,000	$1.60
Exercised	(524,538)	$0.75 to $2.55
Expired	(10,000)	$0.75
Outstanding and exercisable, December 31, 2007	6,587,825	$0.75 to $5.00	$1,532,350

Warrants:
Outstanding and exercisable, June 30, 2007	3,002,725	$1.75 to $5.00	$58,091
Granted	378,788	$1.65
Exercised	(1,269,199)	$1.65 to $3.30
Expired	(120,000)	$2.50 to $5.00
Outstanding and exercisable, December 31, 2007	1,992,314	$1.65 to $5.00	$946,394

Following is a summary of the status of options and warrants outstanding at December 31, 2007:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
$0.01 - $0.99	14,000	4.07	0.75
$1.00 - $1.99	2,588,825	7.54	1.85
$2.00 - $2.99	3,155,000	7.23	2.68
$3.00 - $5.00	830,000	6.27	4.27

Totals	6,587,825	7.22	2.55

WARRANTS:
$1.00 - $1.99	1,527,652	3.92	1.79
$2.00 - $2.99	-	-	0
$3.00 - $5.00	464,662	1.64	3.31

Totals	1,992,314	3.39	2.15

Options:

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

In October 2007, the investors exercised the “green shoe” clause and the Company sold them 757,576 shares of the Company’s common stock valued at $1,250,000. In addition as part of the agreement, the investors were granted 378,788 warrants with an exercise price of $1.65 and expire in five years.

 NOTE 14 - SEGMENT INFORMATION

The Company has identified three global regions or segments for its products and services; North America, Europe, and Asia-Pacific. Our reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. We account for intercompany sales and expenses as if the sales or expenses were to third parties and eliminate them in the consolidation. The following table presents a summary of operating information and certain balance sheet information for the six months ended December 31:

	2007	2006
Revenues from unaffiliated customers:
North America	$2,281,518	$2,352,580
Europe	3,312,480	2,965,701
Asia - Pacific	11,465,709	7,771,400
Consolidated	$17,059,707	$13,089,681

Operating income (loss):
Corporate headquarters	$(1,743,969)	$(1,756,383)
North America	42,434	(204,991)
Europe	431,462	(249,123)
Asia - Pacific	4,937,630	2,428,423
Consolidated	$3,667,557	$217,926

Net income (loss):
Corporate headquarters	$(1,985,286)	$(7,242,917)
North America	40,090	(199,867)
Europe	405,920	(300,612)
Asia - Pacific	4,399,632	1,794,819
Consolidated	$2,860,356	$(5,948,577)

Identifiable assets:
Corporate headquarters	$15,755,916	$11,294,730
North America	1,846,837	2,113,861
Europe	5,472,730	5,513,095
Asia - Pacific	33,185,957	21,720,170
Consolidated	$56,261,440	$40,641,856

Depreciation and amortization:
Corporate headquarters	$700,971	$705,546
North America	71,314	64,385
Europe	135,558	116,616
Asia - Pacific	567,345	433,564
Consolidated	$1,475,188	$1,320,111

Capital expenditures:
Corporate headquarters	$4,189	$3,103
North America	50,033	6,795
Europe	34,874	46,617
Asia - Pacific	1,467,328	429,483
Consolidated	$1,556,424	$485,998

Net revenues by our various products and services provided are as follows:

	For the Six Months
	Ended December 31,
	2007	2006
Licensing Fees	$4,770,359	$4,297,207
Maintenance Fees	3,073,796	2,654,203
Services	9,215,552	6,138,271
Total	$17,059,707	$13,089,681

NOTE 15 - MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries. The balance of the minority interest as of December 31, 2007 was as follows:

SUBSIDIARY	MIN INT %	MIN INT BALANCE AT 12/31/07

PK Tech	37.21%	$2,831,191
NetSol-TiG	49.90%	1,114,644
Connect	49.90%	265,387

Total		$4,211,222

NetSol Technologies, Limited (“NetSol PK”)

In August 2005, the Company’s wholly-owned subsidiary, NetSol Technologies, Ltd. (“NetSol PK”) became listed on the Karachi Stock Exchange in Pakistan. The Initial Public Offering (“IPO”) sold 9,982,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 28.13%. During the three months ended September 30, 2007, the Company was notified by an affiliate party that they had sold their shares; therefore, the adjusted minority ownership was increased to 37.21%. Net proceeds of the IPO were $4,890,224. As a result of the IPO, the Company is required to show the minority interest of the subsidiary on the accompanying consolidated financial statements.

For the six months ended December 31, 2007 and 2006, the subsidiary had net income of $3,839,344 and $2,124,813, of which $954,979 and $597,710, respectively, was recorded against the minority interest. The balance of the minority interest at December 31, 2007 was $2,831,191.

On May 18 2007, the subsidiary’s board of directors authorized a 15% stock bonus dividend to all its stockholders as of that date. The net value of shares issued to minority holders was $345,415.

On October 19, 2007, the subsidiary’s board of directors authorized a 22% stock bonus dividend to all its stockholders as of that date. The net value of shares issued to minority holders was $545,359.

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

For the six months ended December 31, 2007 and 2006, the subsidiary had net income of $1,195,942 and $500,455, of which $(299,204), after considering cash dividends of $1,651,522, and $249,727 was recorded against the minority interest, respectively. The balance of the minority interest at December 31, 2007 was $1,114,644.

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

For the six months ended December 31, 2007 and 2006, the subsidiary had net income of $5,635 and net loss of $67,401, respectively, of which $2,812 and ($33,633) respectively, was recorded against the minority interest. The balance of the minority interest at September 30, 2007 was $265,387.

NetSol Omni

In February 2006, the Company purchased for $60,012 50.1% of the outstanding shares in Talk Trainers (Private) Limited, (“Talk Trainers”), a Pakistan corporation for $60,012. Talk Trainers provides educational services, professional courses, training and human resource services to the corporate sector. During the quarter ended June 30, 2006, Talk Trainers changed their name to NetSol Omni. The major stockholder of Talk Trainers was Mr. Ayub Ghauri, brother to the executive officers of the Company, and therefore the acquisition was recorded at historical cost as the entities are under common control. As the effects of this transaction are immaterial to the Company overall, no pro forma information is provided.

In December 2007, the Company purchased the remaining 49.9% of the outstanding shares from the minority shareholders with a historical value of $12,399 for 25,000 shares of the Company’s common stock valued at $76,750 (see note 13). Also in December, the operations of the subsidiary were merged into the operations of NetSol PK and will be reported under that subsidiary in the future.

For the six months ended December 31, 2007 and 2006, the subsidiary had a net loss of $10,224 and $27,944, of which $0 and ($7,959) was recorded against the minority interest. The balance of the minority interest at September 30, 2007 was $0.

NOTE 16 - CONVERTIBLE NOTE PAYABLE

On June 15, 2006, the Company entered into an agreement with five accredited investors whereby the Company issued five convertible notes payable for an aggregate principal value of $5,500,000. These notes bore interest at the rate of 12% per annum and were due in full one year from the issuance date or on June 15, 2007 (the “Financing”).  The Convertible Notes could have immediately converted into shares of common stock of the Company at the conversion value (initially set at one share per $1.65 of principal dollar) to the extent that such conversion did not violate Nasdaq Market Place rules.  Due to the limitation rule, none of the note was convertible as of September 30, 2006. Upon the approval of the stockholders, to the extent not already converted into common shares, the Convertible Notes Payable would be immediately converted into shares of Preferred Stock. On October 18, 2006, the shareholders approved the issuance of the shares and on October 30, 2006 the notes were converted into 5,500 shares of Preferred Stock. During the quarter ended September 30, 2006, $167,489 of interest was accrued. As of September 30, 2006, a total of $194,989 in accrued interest had been recorded on the notes and was added to the principal of the notes. During the fiscal year ended June 30, 2007, $251,167 of interest was accrued. On December 13, 2006, the note holders agreed to accept shares of the Company’s common stock in payment of the interest owed to them. In addition, the note holders required the Company to issue a total of 60,000 shares of the Company’s common stock valued at $88,201 as a premium to receive payment in shares rather than cash. This amount is included in “interest expense” in the accompanying consolidated financial statements.

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

NOTE 17 - ACQUISITION OF McCUE SYSTEMS (now NetSol Technologies North America, Inc.)

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

In June 2007, the second installment for the purchase of McCue was determined based on the audited revenues for the twelve month period ending December 31, 2006. Based on the earn-out formula in the purchase agreement, $1,807,910 was due in cash and stock. On June 27, 2007, 397,700 shares of the 408,988 shares due of the Company’s restricted common stock were issued to the former shareholders of McCue. The balance represents former shareholders of McCue that haven’t been located as of this date. In July and August 2007, $450,000 and $429,007 of the cash portion was paid to the shareholders. As a result of the second payment the Company recorded an addition of $1,615,595 to goodwill.

NOTE 18 - SUBSEQUENT EVENTS

In January 2008, the Company issued 75,000 shares of its common stock for the exercise of options valued at $127,500.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending December 31, 2007.

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

Beyond LeaseSoft, our product offerings include LeasePak. LeasePak provides the leasing technology industry with the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. And for scalability, NetSol North America offers the LeasePak Bronze, Silver and Gold Editions for systems and portfolios of virtually all sizes and complexities. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors.

New product offerings and services include: inBanking, which provides full process automation and decision support in the front, middle and back offices of treasury and capital markets operations; LeaseSoft Portals and Modules through our European operations; LeasePak 6.0a of our LeasePak product suite; and, NetSol Technology Institute, our specialized career and technology program in Pakistan.

The Company is continuing with its consolidation of operating units, placing up to 60% of all service and product operations under the direct control of its center of excellence, in Lahore, Pakistan. This consolidation enables the Company to coordinate and streamline product, service and marketing while taking further advantage of the cost arbitrage offered by our highly trained, highly productive, Pakistani resources. This consolidation follows the successful integration of the operations acquired in the United Kingdom and Burlingame, California and should facilitate the use of these regional offices as platforms for launching an expanding services offering, relying on the experience and resources in Pakistan and our product offerings in North America and Europe.

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

PLAN OF OPERATIONS

Management has set the following goals for NetSol for the next 12 months:

•	Execute a diversification plan to create multiple development centers in other emerging markets such as the Philippines, Eastern Europe and other low cost countries.
•	Complete the integration of regional management, customers, and products within each of NetSol’s regional offices such as the ones in Horsham, UK; Bangkok, Thailand; and, Burlingame, California.
•	Launch IT services model in the US by leveraging the offshore low-cost development capabilities.
•	Continued management and products reorganization and restructuring in every NetSol subsidiary.
•	Introduce and market two LeaseSoft modules: WSF and CAPS in the US market.
•	Expand product portfolio by enhancing current products and new releases to cater to wider global markets.
•	Enhance software design, engineering and service delivery capabilities by increasing investment in training.
•	Continue to invest in research and development in an amount between 7-10% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.
•	Recruit new sales personnel in US to grow the penetration in North American markets.
•	Aggressively penetrate the booming Chinese market and continue to exploit NetSol’s presence in China.
•	Migrate up to 50% of development costs of US and UK operations to Lahore.
•	Increase Capex, to enhance communications and development infrastructure. Roll out a second phase of construction of a technology campus in Lahore to respond to a growth of new orders and customers.
•
Market aggressively on a regional basis the Company’s tri-product solutions by broader marketing efforts for LeaseSoft in APAC and untapped markets; aggressively grow LeasePak solutions in North America; and, further establish NetSol-Europe Enterprise solution in the European markets.

Top Line Growth through Investment in organic marketing activities. NetSol marketing activities will continue to:

•	Expand the marketing and distributions of regional products solutions in four continents: North America, Europe, Asia Pacific and Africa.
•	Expand relationships with all 40 customers in the US, Europe and Asia Pacific by offering enhanced product offerings.
•	Product positioning through alliances and partnership.
•	Capitalize on NetSol, NTNA and NTE affiliations with ELA (Equipment Leasing Association of North America) and European leasing forums.
•	Become a leading IT company in APAC in asset-based applications and capitalize on the surge in demand of NetSol products.
•	Joint Ventures and new alliances.
•	Be a dominant IT solutions provider in Pakistan amidst explosive growth in the economy and automation in private and public sectors.
•	Hold frequent users group meetings in North America and Asia Pacific and customer road shows to attract bigger value new contracts.

Funding and Investor Relations goals and activities for the next 12 months:

•	Continue to utilize our IR and communications firm in New York to position NetSol as a strong IT company with unlimited growth and upside outlook.
•	Increase the valuation of NetSol stock price in the US resulting in investors and employees exercising options and warrants.
•	Adequately capitalize NetSol to face challenges and opportunities presented through the most economical means and vehicles creating further stability and sustainability.
•	Focus each division level to achieve optimum profitability and efficiencies to reduce the need for new external capital other than to fund major new initiatives.
•
Aggressive marketing campaign on Wall Street to get the story of NetSol known to retail, institutions, micro cap funds and analysts. Increase activities to present NetSol in various investor forums aimed at analysts and micro cap funds.

•	Continue to efficiently and prudently manage cash flow and budgets. Subsidiaries will contribute to support the headquarters and corporate overheads.
•	Make every effort to enhance NetSol’s market capitalization in the US. At least two research analysts recently upgraded the target price from $4 to $6.
•	Reorganize the divisions globally for seamless integration to achieve better productivity, efficiency and leverage offshore capabilities to enhance margins.

Improving the Bottom Line goals:

•	Grow the top line; enhance gross profit margins to 65% by leveraging the low-cost development facility in Lahore.
•	Generate much higher revenues per developer and service group, enhance productivity and lower cost per employee overall.
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.
•	Continue to review costs at every level to consolidate and enhance operating efficiencies.
•	Grow process automation and leverage the best practices of CMMi level 5.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Initiate steps to consolidate some of the new lines of services businesses to improve bottom line.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes. Management believes that further leverage was provided by the development ‘engine’ of NetSol, which became CMMi Level 2 in early 2002. In a quest to continuously improve its quality standards, NetSol reached CMMi Level 5 on August 11, 2006; the Company is expecting a growing demand for its products and alliances from blue chip companies worldwide. NetSol plans to further enhance its capabilities by creating similar development engines in other Southeast Asian countries with CMMi levels quality standards. This would make NetSol much more competitive in the industry and provide the capabilities for development in multiple locations. Increases in the number of development locations with these CMMi levels of quality standards will provide customers with options and flexibility based on costs and broader access to skills and technology. NetSol PK has already launched implementation of ISO 27001, a global standard and a set of best practices for Information Security Management. NetSol PK was certified as an ISO 27001 company in January 2008. In December 2007, NetSol’s flagship LeaseSoft solution received the Best Financial Industry Application Award for 2007 by the Asia Pacific ICT Alliance (APICTA) located in Singapore.

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

•	Outsourcing of services and software development is growing worldwide.
•	The leasing and finance industry in North America has increased to about $260 billion and $700 billion worldwide.
•
A December 17, 2007, seven page supplement in USA TODAY featuring Pakistan highlighted NetSol Technologies, Inc. as a leading IT company in Pakistan with focused growth in the US and continued success in the Chinese, European and emerging markets.

•	The influx of US companies and investors in addition to investors from all other parts of the world to Pakistan.
•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 year tax holiday on IT exports of services. There are 10 more years remaining on this tax incentive.

•	Cost arbitrage, labor costs are still very competitive and attractive when compared with India. Pakistan is significantly under priced for IT services and programmers as compared to India.
•	Pakistan is one of the fastest growing IT destinations from emerging and new markets.
•	Chinese market is burgeoning and wide open for NetSol’s ‘niche’ products and services. NetSol is gaining a strong foothold in this market.
•	Only a handful of IT solutions providers in the world offer a global distribution network, complete end-to-end solution, and presence in the world’s key and strategic markets.
•	One of the few global IT companies in the leasing and finance domain with gold standard CMMI level 5 accreditation.
•	NetSol and NetSol PK are both listed in one of the most visible stock indexes in their respective markets.
•
NetSol majority owned subsidiary NetSol PK listed on KSE (Karachi Stock Exchange) has traded at record price of Pkr. 160 in October 2007 with bonus shares of 37% combined in last three quarters. The IPO price was Pkr. 25 in August 2005; in December 2007 it traded at a high of Pkr. 141. Despite the turbulent times in Pakistan, the KSE as a whole and NetSol shares in particular have maintained their robust trading patterns.

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

Negative trends:
.
•	The recent assassination of former Prime Minister Benazir Bhutto has caused recent political disturbances in Pakistan.
•	The political instability of Pakistan until its elections are held on February 18, 2008, will most likely negatively impact the region.
•	Persistent negative media coverage and headline news on daily development in Pakistan has cautioned the market and investors creating anxiety and uncertainty.
•	The struggling US financial sectors as a result of sub-prime crisis may result in slowed economy and revised IT spending budgets.
•
The disturbance in Middle East, Iraq War and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2007 as compared to the Quarter Ended December 31, 2006:

Net revenues and income for the quarter ended December 31, 2007 and 2006 are broken out among the subsidiaries as follows:

	2007			2006
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$(995,102)	$4,500	0.06%	$(5,506,428)

North America:
NetSol - North America	1,207,907	14.37%	(20,545)	1,045,054	14.46%	(284,192)
	1,207,907	14.37%	(20,545)	1,045,054	14.46%	(284,192)

Europe:
NetSol UK	30,047	0.36%	(53,041)	49,046	0.68%	(197,398)
NetSol - Europe	1,617,517	19.24%	193,573	1,428,320	19.76%	96,733
	1,647,564	19.60%	140,532	1,477,366	20.44%	(100,665)

Asia-Pacific:
NetSol PK	4,363,292	51.90%	1,830,307	3,651,719	50.53%	1,504,032
NetSol Connect	198,000	2.36%	3,961	287,979	3.98%	1,162
NetSol-TiG	898,407	10.69%	494,113	544,292	7.53%	306,892
NetSol-Omni	9,948	0.12%	(49)	8,114	0.11%	(20,344)
NetSol-Abraxas Australia	81,352	0.97%	(2,098)	208,097	2.88%	5,502
	5,550,999	66.03%	2,326,234	4,700,201	65.04%	1,797,244

Totals	$8,406,470	100.00%	$1,451,119	$7,227,121	100.00%	$(4,094,041)

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended December 31, 2007 and 2006 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2007		2006
Revenues:		%		%
Licence fees	$2,866,807	34.10%	$2,718,795	37.62%
Maintenance fees	1,490,376	17.73%	1,359,239	18.81%
Services	4,049,287	48.17%	3,149,087	43.57%
Total revenues	8,406,470	100.00%	7,227,121	100.00%
Cost of revenues
Salaries and consultants	2,400,991	28.56%	2,441,724	33.79%
Travel	311,329	3.70%	432,344	5.98%
Repairs and maintenance	119,032	1.42%	133,818	1.85%
Insurance	85,110	1.01%	50,078	0.69%
Depreciation and amortization	271,729	3.23%	221,201	3.06%
Other	431,609	5.13%	317,824	4.40%
Total cost of sales	3,619,800	43.06%	3,596,989	49.77%
Gross profit	4,786,670	56.94%	3,630,132	50.23%
Operating expenses:
Selling and marketing	1,086,729	12.93%	762,290	10.55%
Depreciation and amortization	479,904	5.71%	456,529	6.32%
Bad debt expense	838	0.01%	51,690	0.72%
Salaries and wages	815,771	9.70%	1,000,835	13.85%
Professional services, including non-cash compensation	129,539	1.54%	258,974	3.58%
General and adminstrative	826,033	9.83%	722,336	9.99%
Total operating expenses	3,338,814	39.72%	3,252,654	45.01%
Income from operations	1,447,856	17.22%	377,478	5.22%
Other income and (expenses):
Gain (loss) on sale of assets	70	0.00%	(58)	0.00%
Beneficial conversion feature	-	0.00%	(2,208,334)	-30.56%
Amortization of debt discount and capitalized cost of debt	-	0.00%	(2,069,033)	-28.63%
Liquidation damages	-	0.00%	(133,833)	-1.85%
Interest expense	(189,142)	-2.25%	(211,615)	-2.93%
Interest income	41,575	0.49%	128,303	1.78%
Other income and (expenses)	149,277	1.78%	39,192	0.54%
Total other income (expenses)	1,780	0.02%	(4,455,378)	-61.65%
Net income (loss) before minority interest in subsidiary	1,449,636	17.24%	(4,077,900)	-56.42%
Minority interest in subsidiary	(382,887)	-4.55%	(558,571)	-7.73%
Income taxes	1,483	0.02%	(16,141)	-0.22%
Net income (loss)	1,068,232	12.71%	(4,652,612)	-64.38%
Dividend required for preferred stockholders	(40,368)	-0.48%	(65,598)	-0.91%
Subsidiary dividend (minority holders portion)	-	0.00%	-	0.00%
Bonus stock dividend (minority holders portion)	(545,359)	-6.49%	-	0.00%
Net income (loss) applicable to common shareholders	482,505	5.74%	(4,718,210)	-65.28%

Net revenues for the quarter ended December 31, 2007 were $8,406,470 as compared to $7,227,121 for the quarter ended December 31, 2006. This reflects an increase of $1,179,349 or 16.3% in the current quarter as compared to the quarter ended December 31, 2006. Revenue from services, which includes consulting and implementation, increased 29% from $3,149,087 to $4,049,287. License and maintenance revenues both grew between 5-10% over the comparable quarter in fiscal 2007. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new business divisions have been formed in Lahore and are now producing revenues. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. However, the political unrest in Pakistan combined with more holidays this quarter has affected the services revenues as these are dependent upon man-hours and a few of the public sector projects in Pakistan have slowed. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million). This is now expected to occur in within the next two quarters. NetSol in Pakistan has been pre-qualified to participate in several public sector projects. The most significant is the World Bank funded Land Record Management Information Systems or LRMIS. This project has a World Bank grant of $300 million in Pakistan and NetSol was given two pilot projects in the province of Punjab in 2007, and we anticipate winning key projects in this area in next few quarters.

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts over 30 plus captive auto manufacturers globally at an advance stage of closing or decision making.

NetSol made a significant move by acquiring 100% of a US based software company McCue Systems Inc., (now “NetSol Technologies North America”) (“NTNA”) in June 2006. The acquisition of NTNA has provided the Company with a very strong and seasoned management team with a mature, profitable, business which contributes strongly to our top and bottom lines. During the current quarter several modules and user upgrades were sold to existing clients. The integration of a dedicated offshore team into NTNA Development Department is continuing, with ongoing projects and management processes in place. This effort has resulted in a balanced use of onshore and offshore resources, with the Development Team now staffed 45% onshore and 55% offshore. Offshore resources are now making significant contribution throughout the development lifecycle. In addition, the entire NTNA team is working to increase customer satisfaction and improve the quality of the product which will have an effect of increasing sales to existing customers and greater referrals. A new IT services division is set to launch in the next quarter.

Due to the revision in our pricing policy, LeaseSoft license value in APAC is in the range of $500,000 to $1.5 million, without factoring in services maintenance and implementation fees. Normally, NetSol negotiates 25-30% yearly maintenance contracts with customers. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in the second half of fiscal year 2007 that could potentially increase the sales and bottom line. As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 60%.

During the quarter ended December 31, 2007, in our APAC division, a major automotive captive in Hong Kong went live with our LeaseSoft Solution. NetSol also won a contract to design and implement an IT system for a major public sector hospital. This opportunity for NetSol represents a new business sector vertical for the Company, focused on the development and implementation of Hospital Management Systems (HMS). NetSol will be collaborating on this project with a partner organization that specializes in process automation for the healthcare sector and related services through its indigenously developed software applications. Due to the political crises in Pakistan that surged in the quarter ended December 31, 2007, NetSol’s local business slowed down. But in spite of this there was no disruption in our development technology campus as we delivered our services unhindered; however we did experience some decline in new business activity in the local market.

Our joint-venture, NetSol-TiG continues to grow overall with the exception of a reduction in billing days due to excessive holidays in Pakistan due to Eid celebrations and extraordinary events. The total programmer strength is over 120 people dedicated to the joint-venture projects. In addition, two new projects in the United States of America were signed and Innovation Group’s release management of five different countries has recently been given to our Extended Innovation (“EI”) division which works with the joint-venture.

The gross profit was $4,786,670 in the quarter ending December 31, 2007 as compared with $3,630,132 for the same quarter of the previous year for an increase of 32% or $1,156,538. The gross profit percentage for the quarter increased approximately 7% to 57% from 50% in the quarter ended December 31, 2006. The cost of sales was $3,619,800 in the current quarter compared to $3,596,989 in the comparable quarter of fiscal 2007. As a percentage of sales, it decreased 7% from 49.77% for the quarter ended December 31, 2006 to 43.06% in the current quarter. Salaries and consultant fees decreased slightly by $40,733 from $2,441,724 in the prior comparable quarter to $2,400,991, as a percentage of sales, it decreased 5% from 34% in the prior comparable quarter to 29% in the current quarter. The Company has added several new business divisions in Pakistan hiring the best talent in these specialized areas. It takes between 18-24 months for these new business units to fully develop their offerings and begin generating revenues. A few of these units are now producing revenues, the rest of the divisions are anticipated to start generating revenues in the next two quarters. The gross profit margin is expected to continue to improve as the integration of both the operations in Horsham, UK and Burlingame, US are fully integrated and cost savings are achieved. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it situated itself for increased growth organically and from the acquisitions of NTE in February 2005 and NTNA in June 2006.

Operating expenses were $3,338,814 for the quarter ending December 31, 2007 as compared to $3,252,654, for the corresponding period last year for a slight increase of $86,160. As a percentage of sales it decreased 5% from 45% to 40%. Depreciation and amortization expense amounted to $479,904 and $456,529 for the quarter ended December 31, 2007 and 2006, respectively. Combined salaries and wage costs were $815,771 and $1,000,835 for the comparable periods, respectively, or a decrease of $185,064 from the corresponding period last year. As a percentage of sales, these costs decreased 4% from 14% to 9%. General and administrative expenses were $826,033 and $722,336 for the quarters ended December 31, 2007 and 2006, respectively, an increase of $103,697 or 14%. As a percentage of sales, these expenses were 10% in the current quarter compared to 10% in the comparable quarter.

Selling and marketing expenses were $1,086,729 and $762,290, in the quarter ended December 31, 2007 and 2006, respectively, reflecting the growing sales activity of the Company. Although this reflects a 43% increase or $324,439, as a percentage of sales the increase was only 2% to 13% from 11%. Professional services expense decreased 50% to $129,539 in the quarter ended December 31, 2007, from $258,974 in the corresponding period last year.

Income from operations was $1,447,856 compared to $377,478 for the quarters ended December 31, 2007 and 2006, respectively. This represents an increase of $1,070,378 for the quarter compared with the comparable period in the prior year. As a percentage of sales, net income from operations was 17% in the current quarter compared to 5% in the prior period.

Net income was $1,068,232 compared to net loss of $4,652,612 for the quarters ended December 31, 2007 and 2006, respectively. This is an increase of $3,546,101 compared to the prior year. The current fiscal quarter amount includes a net reduction of $382,887 compared to $558,571 in the prior period for the 49.9% minority interest in NetSol Connect, and NetSol-TiG owned by another party, and the 37.21% minority interest in NetSol PK. In the quarter ended December 31, 2007 and 2006, the Company recognized $0 and $2,069,033 of amortized costs of debt, respectively. Interest expense was $189,142 in the current quarter as compared to $211,615 in the comparable period. Net income per share, basic and diluted, was $0.04 as compared to net loss per share, basic of $0.33 and diluted of $0.32 for the quarters ended December 31, 2007 and 2006.

The net EBITDA income was $2,007,524 compared to loss of $3,747,126 after amortization and depreciation charges of $751,633 and $677,730, income taxes of $(1,483) and $16,141, and interest expense of $189,142 and $211,615, respectively. With the addition of the non-cash charge for the amortized costs of debt of $2,069,033 and the beneficial conversion feature expense of $2,208,334 the adjusted income would be $530,241 for the quarter ended December 31, 2006. The EBITDA earning per share, basic and diluted was $0.08 and $0.07 for the quarter ended December 31, 2007 and the adjusted pro forma EBITDA earnings per share, basic and diluted, was $0.03 for the quarter ended December 31, 2006. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Six Month Period Ended December 31, 2007 as compared to the Six Month Period Ended December 31, 2006:

Net revenues and income for the six months ended December 31, 2007 and 2006 are broken out among the subsidiaries as follows:

	2007			2006
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$(1,985,286)	$-	0.00%	$(7,242,917)

North America:
NetSol - North America	2,281,518	13.37%	40,090	2,348,080	17.94%	(199,867)
	2,281,518	13.37%	40,090	2,348,080	17.94%	(199,867)

Europe:
NetSol UK	159,772	0.94%	(49,056)	51,522	0.39%	(514,411)
NetSol - Europe	3,152,708	18.48%	454,976	2,914,179	22.27%	213,799
	3,312,480	19.42%	405,920	2,965,701	22.66%	(300,612)

Asia-Pacific:
NetSol PK	8,879,300	52.05%	3,839,344	5,908,538	45.15%	2,174,813
NetSol Connect	404,863	2.37%	5,635	494,732	3.78%	(67,401)
NetSol-TiG	1,950,878	11.44%	1,195,942	1,049,626	8.02%	500,455
NetSol-Omni	30,366	0.18%	(10,224)	26,259	0.20%	(27,944)
NetSol-Abraxas Australia	200,302	1.17%	26,741	292,245	2.23%	20,741
	11,465,709	67.21%	5,057,438	7,771,400	59.39%	2,600,664

Totals	$17,059,707	100.00%	$3,518,162	$13,085,181	100.00%	$(5,142,732)

The following table sets forth the items in our unaudited consolidated statement of operations for the six months ended December 31, 2007 and 2006 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2007		2006
Revenues:		%		%
Licence fees	$4,770,359	27.96%	$4,297,207	32.83%
Maintenance fees	3,073,796	18.02%	2,654,203	20.28%
Services	9,215,552	54.02%	6,138,271	46.89%
Total revenues	17,059,707	100.00%	13,089,681	100.00%
Cost of revenues
Salaries and consultants	4,722,021	27.68%	4,373,797	33.41%
Travel	578,157	3.39%	748,027	5.71%
Repairs and maintenance	233,186	1.37%	179,553	1.37%
Insurance	123,755	0.73%	102,301	0.78%
Depreciation and amortization	530,636	3.11%	414,298	3.17%
Other	819,500	4.80%	688,551	5.26%
Total cost of sales	7,007,255	41.07%	6,506,527	49.71%
Gross profit	10,052,452	58.93%	6,583,154	50.29%
Operating expenses:
Selling and marketing	1,919,222	11.25%	1,280,334	9.78%
Depreciation and amortization	944,551	5.54%	905,903	6.92%
Bad debt expense	3,277	0.02%	117,498	0.90%
Salaries and wages	1,723,650	10.10%	1,999,226	15.27%
Professional services, including non-cash compensation	299,001	1.75%	519,844	3.97%
General and adminstrative	1,495,194	8.76%	1,542,423	11.78%
Total operating expenses	6,384,895	37.43%	6,365,228	48.63%
Income from operations	3,667,557	21.50%	217,926	1.66%
Other income and (expenses):
Gain (loss) on sale of assets	(32,153)	-0.19%	(12,338)	-0.09%
Beneficial conversion feature	-	0.00%	(2,208,334)	-16.87%
Amortization of debt discount and capitalized cost of debt	-	0.00%	(2,803,691)	-21.42%
Liquidation damages	-	0.00%	(133,833)	-1.02%
Interest expense	(422,946)	-2.48%	(459,523)	-3.51%
Interest income	75,438	0.44%	219,049	1.67%
Other income and (expenses)	261,224	1.53%	106,977	0.82%
Total other income (expenses)	(118,437)	-0.69%	(5,291,693)	-40.43%
Net income (loss) before minority interest in subsidiary	3,549,120	20.80%	(5,073,767)	-38.76%
Minority interest in subsidiary	(657,806)	-3.86%	(805,845)	-6.16%
Income taxes	(30,958)	-0.18%	(68,965)	-0.53%
Net income (loss)	2,860,356	16.77%	(5,948,577)	-45.44%
Dividend required for preferred stockholders	(111,525)	-0.65%	(65,598)	-0.50%
Subsidiary dividend (minority holders portion)	(817,173)	-4.79%	-	0.00%
Bonus stock dividend (minority holders portion)	(545,359)	-3.20%	-	0.00%
Net income (loss) applicable to common shareholders	1,386,299	8.13%	(6,014,175)	-45.95%

Net revenues for the six months ended December 31, 2007 were $17,059,707 as compared to $13,089,681 for the six months ended December 31, 2006. This reflects an increase of $3,970,026 or 30% in the current period as compared to the period ended December 31, 2006. Revenue from services, which includes consulting and implementation, increased 50% from $6,138,271 to $9,215,552. License and maintenance revenues both grew between 11 - 16% over the comparable period in fiscal 2007. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new business divisions have been formed in Lahore and are now producing revenues. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million). This is now expected to occur in within the next two quarters. NetSol in Pakistan has been pre-qualified to participate in several public sector projects. The most significant is the World Bank funded Land Record Management Information Systems or LRMIS. This project has a World Bank grant of $300 million in Pakistan and NetSol was given two pilot projects in the province of Punjab in 2007, and we anticipate winning key projects in this area in next few quarters.

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts over 30 plus captive auto manufacturers globally at an advance stage of closing or decision making.

NetSol made a significant move by acquiring 100% of a US based software company McCue Systems Inc., (now “NetSol Technologies North America”) (“NTNA”) in June 2006. The acquisition of NTNA has provided the Company with a very strong and seasoned management team with a mature, profitable, business which contributes strongly to our top and bottom lines. During the current period several modules and user upgrades were sold to existing clients. The integration of a dedicated offshore team into NTNA Development Department is continuing, with ongoing projects and management processes in place. This effort has resulted in a balanced use of onshore and offshore resources, with the Development Team now staffed 45% onshore and 55% offshore. Offshore resources are now making significant contribution throughout the development lifecycle. In addition, the entire NTNA team is working to increase customer satisfaction and improve the quality of the product which will have an effect of increasing sales to existing customers and greater referrals. A new IT services division is set to launch in the next quarter.

Due to the revision in our pricing policy, LeaseSoft license value in APAC is in the range of $500,000 to $1.5 million, without factoring in services maintenance and implementation fees. Normally, NetSol negotiates 25-30% yearly maintenance contracts with customers. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. NetSol is well positioned to sell several new licenses in the second half of fiscal year 2007 that could potentially increase the sales and bottom line. As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 60%.

During the six months ended December 31, 2007, NetSol PK was awarded the contract for the implementation of the Motor Vehicle Registration System (MVRS) for all the 34 districts of the province of Punjab, Pakistan. Within this quarter, implementation has been successfully completed in 16 districts of the Province. In addition, a major automotive captive in Australia signed a contract to license LeaseSoft’s Retail Finance Solution, which comprises of Credit Application Processing System (CAP) and Contract Management System (CMS), as well as its Wholesale solution, Wholesale Finance System (WFS). In addition to these modules, NetSol PK will provide software customization, system implementation, and ongoing maintenance and support services to this client. In addition, a major automotive captive in Hong Kong went live with our LeaseSoft Solution. A major contract was signed with one of the largest Leasing companies in Saudi Arabia for LeaseSoft. This contract marks NetSol’s entry into the lucrative Middle East region. NetSol also won a contract to design and implement an IT system for a major public sector hospital. This opportunity for NetSol represents a new business sector vertical for the Company, focused on the development and implementation of Hospital Management Systems (HMS). NetSol will be collaborating on this project with a partner organization that specializes in process automation for the healthcare sector and related services through its indigenously developed software applications.

Our joint-venture, NetSol-TiG continues to grow. During the current period ten new resources were added for a total of 130 dedicated to the joint-venture projects. In addition, two new projects in the United States of America were signed and Innovation Group’s release management of five different countries has recently been given to our Extended Innovation (“EI”) division which works with the joint-venture.

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

The gross profit was $10,052,452 in the six months ending December 31, 2007 as compared with $6,583,154 for the same quarter of the previous year for an increase of 53% or $3,469,298. The gross profit percentage for the six months increased approximately 9% to 59% from 50% in the six months ended December 31, 2006. The cost of sales was $7,007,255 in the current period compared to $6,506,527 in the comparable period of fiscal 2007. As a percentage of sales, it decreased 9% from 49.71% for the six months ended December 31, 2006 to 41.07% in the current period. Salaries and consultant fees increased 8% or $348,224 from $4,373,797 in the prior comparable period to $4,722,021, as a percentage of sales; it decreased 6% from 33.41% in the prior comparable period to 27.68% in the current period. The Company has added several new business divisions in Pakistan hiring the best talent in these specialized areas. It takes between 18-24 months for these new business units to fully develop their offerings and begin generating revenues. A few of these units are now producing revenues, the rest of the divisions are anticipated to start generating revenues in the next two quarters. The gross profit margin is expected to continue to improve as the integration of both the operations in Horsham, UK and Burlingame, US are fully integrated and cost savings are achieved. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it situated itself for increased growth organically and from the acquisitions of NTE in February 2005 and NTNA in June 2006.

Operating expenses were $6,384,895 for the six months ending December 31, 2007 as compared to $6,365,228, for the corresponding period last year for a slight increase of $19,668. As a percentage of sales, it decreased 12% from 49% to 37%. Depreciation and amortization expense amounted to $944,551 and $905,903 for the six months ended December 31, 2007 and 2006, respectively. Combined salaries and wage costs were $1,723,650 and $1,999,226 for the comparable periods, respectively, or a decrease of 14% or $275,576 from the corresponding period last year. As a percentage of sales, these costs decreased 5% from 15% to 10%. General and administrative expenses were $1,495,194 and $1,542,423 for the six months ended December 31, 2007 and 2006, respectively, a decrease of $47,228 or 3%. As a percentage of sales, these expenses were 8.76% in the current period compared to 11.78% in the comparable period last fiscal year.

Selling and marketing expenses were $1,919,222 and $1,280,334, in the six months ended December 31, 2007 and 2006, respectively, reflecting the growing sales activity of the Company. Although this reflects a 50% increase or $638,888, as a percentage of sales the increase was only 1.47% to 11.25% from 9.78%. Professional services expense decreased 43% to $299,001 in the six months ended December 31, 2007, from $519,844 in the corresponding period last year.

Income from operations was $3,667,557 compared to $217,926 for the six months ended December 31, 2007 and 2006, respectively. This represents an increase of $3,449,630 for the six months compared with the comparable period in the prior year. As a percentage of sales, net income from operations was 21.5% in the current quarter compared to 1.66% in the prior period.

Net income was $2,860,356 compared to net loss of $5,948,577 for the six months ended December 31, 2007 and 2006, respectively. This is an increase of $8,808,931 compared to the prior year. The current fiscal period amount includes a net reduction of $657,806 compared to $805,844 in the prior period for the 49.9% minority interest in NetSol Connect, and NetSol-TiG owned by another party, and the 37.21% minority interest in NetSol PK. During the prior six months ended December 31, 2006, the Company also recognized $2,208,334 in beneficial conversion feature expense, $2,803,691 of amortized costs of debt and $133,833 of liquidation damages related to the financing done in June 2006. There were no such non-cash expenses in the current period. Interest expense was $422,946 in the current six months as compared to $459,523 in the comparable period. Net income per share, basic and diluted, was $0.12 and $0.11, respectively, as compared to net loss per share, basic and diluted of $0.34 for the six months ended December 31, 2007 and 2006.

The net EBITDA income was $4,805,963 compared to loss of $4,099,887 after amortization and depreciation charges of $1,491,703 and $1,320,201, income taxes of $30,958and $68,965, and interest expense of $422,946 and $459,523, respectively. With the addition of the non-cash charge for the amortized costs of debt of $2,803,691 and the beneficial conversion feature expense of $2,208,334 the adjusted income would be $3,553,860 for the six months ended December 31, 2006. The EBITDA earning per share, basic and diluted was $0.21 and $0.18 for the six months ended December 31, 2007 and the adjusted pro forma EBITDA earnings per share, basic and diluted, was $0.05 for the six months ended December 31, 2006. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $8,543,109 at December 31, 2007 compared to $2,707,147 at December 31, 2006.

Net cash provided by operating activities amounted to $2,583,642 for the six months ended December 31, 2007, as compared to cash used of $1,551,505 for the comparable period last fiscal year. The major change was the decrease in accounts receivable, the increase in other current assets, which includes the “Revenues in excess of billings” due to several large contracts signed and progress on the contracts is over the amount that can be billed per the contract terms and the decrease in accounts payable which includes the Unearned Revenues representing the increase in maintenance contracts.

Net cash used by investing activities amounted to $3,898,847 for the six months ended December 31, 2007, as compared to $3,509,669 for the comparable period last fiscal year. The Company had net purchases of property and equipment of $1,540,348 compared to $286,058 for the comparable period last fiscal year. In addition, payments on the acquisition payable have been made of $879,007 and $4,025,567 for the six months ended December 31, 2007 and 2006, respectively. The increase in intangible assets which represents amounts capitalized for the development of new products was $1,479,492 and $935,439 for the comparable periods.

Net cash provided by financing activities amounted to $5,825,214 and $5,307,906 for the six months ended December 31, 2007, and 2006, respectively. In the current period the Company sold $1,500,000 of common stock. The six months ended December 31, 2007 included the cash inflow of $2,707,167 compared to $219,223 from the exercising of stock options and warrants. In the current fiscal period, the Company had net proceeds on bank loans, loans and capital leases of $1,618,047 as compared to net proceeds of $390,128 in the comparable period last year and received $165,000 in loans from officers during the prior fiscal period.

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

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

•
The third and final payment of NTNA will be due in July 08 based on the earn-out formula. This could be in the range of $1.5 million to $2.0 million in cash and common stock. This is based on an earn out structure and the Company expects to fund it through internal cash flow;

•	Notes payable and related interest for approximately $3,017,773, including the payoff of the AMZ debt;
•	Working capital of $2.0 million for US and UK business expansion, new business development activities and infrastructure enhancements.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities.

On June 29, 2007, the Company entered into an agreement to sell a total of 757,576 shares of common stock and 378,786 warrants to acquire shares of common stock to two non-U.S. resident accredited investors at the price of $1.65 and exercise price of $1.65 per share. The warrants are exercisable for a period of 5 years from the earlier of June 29, 2008 and the registration of the common stock underlying the warrants. This agreement had a “green shoe” provision whereby the investors could purchase the same number of shares and warrants at the same price. In October 2007, the investors exercised this provision.
.
During the quarter ended December 31, 2007, holders of our Series A 7% Cumulative Convertible Preferred Stock converted a total of 1,880 shares of preferred stock into 1,1139,392 shares of common stock. These shares were issued in reliance on exemptions from registration available under Regulation D and Regulation S of the Securities Act of 1933, as amended.

During the quarter ended December 31, 2007, holders of our Series A 7% Cumulative Convertible Preferred Stock received 32,291 shares of common stock as payment of dividends due under the terms of the Certificate of Designation. These shares were issued in reliance on exemptions from registration available under Regulation S and D of the Securities Act of 1933, as amended.

During the quarter ended December 31, 2007, employees exercised 498,181 options in exchange for $658,620.

During the quarter ended December 31, 2007, warrant holders exercised 637,359 warrants in exchange for $886,047.

During the quarter ended December 31, 2007, the Company issued 25,000 shares of common stock for the purchase of the remaining 100% ownership interest in NetSol Omni. These shares were issued in reliance on exemptions from registration available under Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

10.1	Amendment to Employment Agreement between Salim Ghauri and NetSol Technologies, Inc. dated February 11, 2008.
10.2	Amendment to Employment Agreement between Najeeb Ghauri and NetSol Technologies, Inc. dated February 11, 2008.
10.3	Amendment to Employment Agreement between Naeem Ghauri and NetSol Technologies, Inc. dated February 11, 2008.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

(1) Filed herewith

Reports on Form 8-K.

a)
On October 30, 2007, NetSol Technologies, Inc. issued a press release announcing the results of operations and financial conditions for the subsidiary for the quarter ended September 30, 2007 attaching the press release.

b)
On November 8, 2007, NetSol Technologies, Inc. issued a press release announcing the results of operations and financial conditions for the quarter ended September 30, 2007 attaching the press release. In addition, NetSol Technologies, Inc. posted a power point presentation which summarized the highlights of the results of the operations and financial conditions for the quarter ended September 30, 2007 on its website www.netsoltek.com also attached to the press release.

.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: February 13, 2008	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer

Date: February 13, 2008	/s/Tina Gilger
TINA GILGER
Chief Financial Officer