Form 10QSB
period 2008-03-31
NETSOL TECHNOLOGIES INC
filed 2008-05-14
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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
Yes X     No

The issuer had 25,502,332 shares of its $.001 par value Common Stock and 1,920 shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of May 12, 2008.

Transitional Small Business Disclosure Format (check one)
Yes         No X

NETSOL TECHNOLOGIES, INC.

INDEX
PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

Unaudited Consolidated Balance Sheet as of March 31, 2008		3

Unaudited Consolidated Statements of Operations		4
for the Three Months and Nine Months Ended March 31, 2008 and 2007

Unaudited Consolidated Statements of Cash Flow		5
for the Nine Months Ended March 31, 2008 and 2007

Notes to the Unaudited Consolidated Financial Statements		7

Item 2.	Management's Discussion and Analysis or Plan of Operation	24

Item 3.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 2.	Changes in Securities	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits and Reports on Form 8-K	38

	(a) Exhibits
	(b) Reports on Form 8-K

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET — MARCH 31, 2008
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$4,848,513
Accounts receivable, net of allowance for doubtful accounts of $168,443	10,227,903
Revenues in excess of billings	12,006,231
Other current assets	2,933,047
Total current assets		30,015,694
Property and equipment, net of accumulated depreciation		8,153,405
Other assets, long-term		800,435
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	9,137,381
Customer lists, net	1,906,422
Goodwill	7,786,032
Total intangibles		18,829,835
Total assets		$57,799,369
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,323,046
Current portion of loans and obligations under capitalized leases	605,551
Other payables - acquisitions	83,399
Unearned revenues	3,616,555
Due to officers	184,173
Dividend to preferred stockholders payable	33,508
Loans payable, bank	1,977,689
Total current liabilities		9,823,921
Obligations under capitalized leases, less current maturities		270,927
Long term loans; less current maturities		552,166
Total liabilities		10,647,014
Minority interest		5,834,732
Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
1,920 issued and outstanding	1,920,000
Common stock, $.001 par value; 45,000,000 shares authorized;
25,247,568 issued and outstanding	25,248
Additional paid-in-capital	75,299,379
Treasury stock	(35,681)
Accumulated deficit	(33,477,767)
Stock subscription receivable	(600,907)
Common stock to be issued	64,612
Other comprehensive loss	(1,877,261)
Total stockholders' equity		41,317,623
Total liabilities and stockholders' equity		$57,799,369

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Net Revenues:
Licence fees	$2,998,867	$2,554,289	$7,769,226	$6,851,496
Maintenance fees	1,482,654	1,335,893	4,556,450	3,990,096
Services	4,585,292	3,725,784	13,800,844	9,864,055
Total revenues	9,066,813	7,615,966	26,126,520	20,705,647
Cost of revenues
Salaries and consultants	2,620,722	2,234,809	7,342,743	6,608,606
Travel	394,841	447,288	972,998	1,195,315
Repairs and maintenance	99,262	133,961	332,448	313,514
Insurance	30,005	51,294	153,760	153,595
Depreciation and amortization	316,652	279,405	847,288	693,703
Other	522,013	790,927	1,341,513	1,479,478
Total cost of sales	3,983,495	3,937,684	10,990,750	10,444,211
Gross profit	5,083,318	3,678,282	15,135,770	10,261,436
Operating expenses:
Selling and marketing	898,686	825,586	2,817,908	2,105,920
Depreciation and amortization	477,630	483,801	1,422,181	1,389,704
Bad debt expense	-	(231)	3,277	117,267
Salaries and wages	1,034,784	915,481	2,758,434	2,914,707
Professional services, including non-cash compensation	114,436	254,359	413,437	774,203
General and adminstrative	792,499	687,881	2,287,693	2,202,182
Total operating expenses	3,318,035	3,166,877	9,702,930	9,503,983
Income from operations	1,765,283	511,405	5,432,840	757,453
Other income and (expenses):
Gain (loss) on sale of assets	(891)	(6,729)	(33,044)	(19,067)
Beneficial conversion feature	-	-	-	(2,208,334)
Amortization of debt discount and capitalized cost of debt	-	-	-	(2,803,691)
Liquidation damages	-	(47,057)	-	(180,890)
Fair market value of warrants issued	-	(33,987)	-	(33,987)
Interest expense	(121,651)	(83,819)	(544,597)	(543,342)
Interest income	84,363	46,867	159,801	265,916
Gain on sale of subsidiary shares	1,240,808	-	1,240,808	-
Other income and (expenses)	447,889	10,081	709,113	88,935
Total other income (expenses)	1,650,518	(114,644)	1,532,081	(5,434,460)
Net income (loss) before minority interest in subsidiary	3,415,801	396,761	6,964,921	(4,677,007)
Minority interest in subsidiary	(1,098,703)	(568,237)	(1,756,509)	(1,374,081)
Income taxes	(15,314)	(57,655)	(46,272)	(126,620)
Net income (loss)	2,301,784	(229,131)	5,162,140	(6,177,708)
Dividend required for preferred stockholders	(33,508)	(94,088)	(145,033)	(159,686)
Subsidiary dividend (minority holders portion)	-	-	(817,173)	-
Bonus stock distribution (minority holders portion)	-	-	(545,359)	-
Net income (loss) applicable to common shareholders	2,268,276	(323,219)	3,654,575	(6,337,394)
Other comprehensive gain:
Translation adjustment	(910,838)	81,564	(1,401,831)	203,343
Comprehensive income (loss)	$1,357,438	$(241,655)	$2,252,744	$(6,134,051)
Net income (loss) per share:
Basic	$0.09	$(0.02)	$0.21	$(0.36)
Diluted	$0.09	$(0.01)	$0.21	$(0.35)
Weighted average number of shares outstanding
Basic	25,205,995	18,311,290	23,686,204	17,680,115
Diluted	25,665,924	18,311,290	24,146,133	17,680,115

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss) applicable to common shareholders	$5,162,140	$(6,177,708)
Adjustments to reconcile net income (loss) applicable to common shareholders to net cash provided by (used in) operating activities:
Depreciation and amortization	2,269,469	2,083,407
Bad debt expense	3,277	117,267
Loss on sale of assets	33,044	19,067
Gain on sale of subsidiary shares in Pakistan	(1,240,808)	-
Minority interest in subsidiary	1,756,509	1,374,081
Stock issued for services	48,163	88,099
Stock issued for convertible note payable interest	-	311,868
Fair market value of warrants and stock options granted	24,320	33,987
Beneficial conversion feature	-	2,208,334
Amortization of debt discount and capitalized cost of debt	-	2,803,691
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(2,087,736)	(1,913,135)
Increase in other current assets	(4,885,181)	(2,793,410)
(Decrease)/increase in accounts payable and accrued expenses	(510,968)	1,716,251
Net cash provided by (used in) operating activities	572,229	(128,201)
Cash flows from investing activities:
Purchases of property and equipment	(1,985,651)	(1,282,427)
Sales of property and equipment	120,436	208,419
Net proceeds of certificates of deposit	-	1,737,481
Payment for acquisition	(879,007)	(4,027,753)
Increase in intangible assets	(2,219,673)	(2,001,502)
Net cash used in investing activities	(4,963,895)	(5,365,782)
Cash flows from financing activities:
Proceeds from sale of common stock	1,500,000	30,093
Proceeds from the exercise of stock options	2,800,917	704,250
Proceeds from sale of subsidiary stock	1,765,615	-
Finance costs incurred for sale of common stock	(10,000)	-
Purchase of treasury stock	(25,486)	-
Reduction in restricted cash	-	4,533,555
Proceeds from loans from officers	-	165,000
Proceeds from bank loans	3,862,759	-
Payments on bank loans	(1,245,846)	-
Capital lease obligations & loans (net)	(3,462,334)	874,128
Net cash provided by financing activities	5,185,625	6,307,026
Effect of exchange rate changes in cash	44,390	76,159
Net increase in cash and cash equivalents	838,349	889,202
Cash and cash equivalents, beginning of period	4,010,164	2,493,768
Cash and cash equivalents, end of period	$4,848,513	$3,382,970

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$378,802	$154,478
Taxes	$79,070	$20,148

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$-	$269,128
Common stock issued for acquisition of 100% of subsidiary	$76,750	$1,584,009
Common stock issued for payment of note payable and related interest	$-	$339,368
Common stock issued for dividend payable	$189,165	$-
Bonus stock distribution issued by subsidiary to minority holders	$545,359	$-
Stock issued for the conversion of Preferred Stock	$2,210,000	$475,000

Preferred stock issued for conversion of convertible note payable	$-	$5,500,000

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile finance and leasing, banking, healthcare, and financial services industries worldwide. The Company also provides system integration, consulting, IT products and services in exchange for fees from customers.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies North America, Inc. (“NTNA”), NetSol Technologies Limited (“NetSol UK”), NetSol-Abraxas Australia Pty Ltd. (“Abraxas”), NetSol Technologies Europe Limited (“NTE”), and its majority-owned subsidiaries, NetSol Technologies, Ltd.(“NetSol PK”), NetSol Connect (Pvt), Ltd. (“Connect”), TIG-NetSol (Pvt) Limited (“NetSol-TIG”), and NetSol Omni (Private) Limited (“Omni”). All material inter-company accounts have been eliminated in the consolidation.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the nine months ended March 31, 2008	Net Income	Shares	Per Share
Basic earnings per share:	$5,017,107	23,686,204	$0.21
Dividend to preferred shareholders	145,033
Net income available to common shareholders
Effect of dilutive securities
Stock options		221,129
Warrants		180,920
Convertible Preferred Shares		57,880
Diluted earnings per share	$5,162,140	24,146,133	$0.21

For the nine months ended March 31, 2007	Net Income	Shares	Per Share
Basic earnings per share:
Net loss	$(6,177,708)	17,680,115	$(0.35)
Effect of dilutive securities *
Stock options		-
Warrants		-
Diluted earnings per share	$(6,177,708)	17,680,115	$(0.35)

* As there is a loss, these securities are anti-dilutive. The basic and diluted earnings per share is the same for the nine months ended March 31, 2007

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, Omni, and NetSol-TiG use Pakistan Rupees; and Abraxas uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses of $1,877,261 at March 31, 2008 are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the nine months ended March 31, 2008 and 2007, comprehensive gain (loss) in the consolidated statements of operations included translation loss of $1,401,831 and gain of $203,343, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2008:

Prepaid Expenses	$1,146,229
Advance Income Tax	331,509
Employee Advances	198,025
Security Deposits	243,952
Advance Rent	223,219
Tender Money Receivable	336,605
Other Receivables	433,443
Other Assets	20,065
Total	$2,933,047

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at March 31, 2008:

Office furniture and equipment	$1,226,920
Computer equipment	7,567,156
Assets under capital leases	1,342,001
Building	3,154,201
Construction in process	423,201
Land	1,005,567
Autos	251,656
Improvements	458,805
Subtotal	15,429,507
Accumulated depreciation	(7,276,102)
$8,153,405

For the nine months ended March 31, 2008 and 2007, fixed asset depreciation expense totaled $1,034,720 and $869,240, respectively. Of these amounts, $661,114 and $528,111, respectively, are reflected as part of cost of goods sold.

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

Product licenses and customer lists were comprised of the following as of March 31, 2008:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2007	$14,511,208	$5,451,094	$19,962,302
Additions	2,176,751	-	2,176,751
Effect of translation adjustment	(110,168)	-	(110,168)
Accumulated amortization	(7,440,410)	(3,544,672)	(10,985,082)
Net balance - March 31, 2008	$9,137,381	$1,906,422	$11,043,803

Amortization expense:
Nine months ended March 31, 2008	$713,766	$520,983	$1,234,749
Nine months ended March 31, 2007	$693,184	$520,983	$1,214,167

At March 31, 2008 and 2007, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $7,674,491 and $4,525,955, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $186,174 and $165,592 for the nine months ended March 31, 2008 and 2007, respectively and is shown in “Cost of Goods Sold” in these consolidated financial statements.

Amortization expense of intangible assets over the next five years is as follows:

		FISCAL YEAR ENDING
Asset	3/31/09	3/31/10	3/31/11	3/31/12	3/31/13	TOTAL
Product Licences	$1,236,736	$1,070,405	$501,325	$27,893	$-	$2,836,359
Customer Lists	694,644	672,696	431,268	107,815	-	1,906,423
	$1,931,380	$1,743,101	$932,593	$135,708	$-	$4,742,782

There were no impairments of the goodwill asset during the nine months ended March 31, 2008 and 2007.

NOTE 9 - OTHER ASSETS - LONG TERM

NetSol PK has outgrown its current facility and has looked to other sources to house its growing numbers of employees. During the year ended June 30, 2007, the owner of the adjacent land agreed to build an office to the Company’s specifications and the Company agreed to help pay for the development of the land in exchange for discounted rent for the next three years. As of March 31, 2008, the Company has paid a total of $493,095 in connection with this agreement. Of this amount, $223,219 has been classified as current, representing one-year of rental payments, and $128,760 shown as long-term assets. During the nine months ended March 31, 2008, $133,257 was expensed.

In addition, NetSol PK has begun work on building a new building behind the current one. The enhancement of infra-structure is necessary to meet the company’s growth in local and international business. The balance for advance for Capital-Work-In-Progress was $671,675.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2008:

Accounts Payable	$966,986
Accrued Liabilities	2,014,565
Accrued Payroll	2,102
Accrued Payroll Taxes	51,143
Interest Payable	156,257
Deferred Revenues	29,962
Taxes Payable	102,031
Total	$3,323,046

NOTE 11 - DEBTS

A) LOANS AND LEASES PAYABLE

Notes payable as of March 31, 2008 consist of the following:

	Balance at	Current	Long-Term
Name	3/31/08	Maturities	Maturities
D&O Insurance	$72,031	$72,031	$-
Professional Liability Insurance	2,310	2,310	-
HSBC Loan	820,746	268,580	552,166
Subsidiary Capital Leases	533,557	262,630	270,927
	$1,428,644	$605,551	$823,093

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

On July 4, 2007, the Company entered into a debt agreement with AMZ, a brokerage firm, in Lahore, Pakistan for a total of $2,457,642. AMZ brokered the loan with 2 banks in Pakistan, Bank Islami Pakistan Ltd, and Security Leasing Corporation Ltd. The loan called for 30% of the value of the loan to be collateralized by shares the Company owns in its Pakistan subsidiary, NetSol PK, plus an additional 10% of the total share pledged to cover any extra margin due to the change in value of the pledged shares. Finance costs associated with this debt totaled $39,445 and the Company received a net balance of $2,418,197. The loan had a maturity of three months and an interest rate 18.35%, consisting of the Karachi Interbank Offer Rate (“KIBOR” of 9.09%, a base rate of 4.26%, and a mark-up rate of 5%. On October 4, 2007, the loan matured and was rolled over for an additional three months. The new interest rate was 14.75%. Upon maturity on January 4, 2008, payment of the note and accrued interest was extended for six weeks. On February 16, 2008, the full balance of the loan and accrued interest of $256,608 was paid. All pledged shares were returned to the Company.

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $1,023,850 was converted into a loan payable with a maturity of three years. The interest rate is 7.5% with monthly payments of £15,558 or approximately $31,858. The Parent has guaranteed payment of the loan in the event the subsidiary should default on it. During the nine months ended March 31, 2008, £88,619 or approximately $176,803 was paid on the principal of this note and £20,291 or approximately $40,886 was paid in interest. The loan outstanding as of March 31, 2008 was £411,381 or $820,746; of this amount $268,580 is classified as current maturities and $552,166 as long-term debt.

In January 2008, the Company renewed its directors’ and officers’ liability insurance for which the annual premium is $102,585. This is a reduction from $163,620 in the prior year. In January 2008, the Company arranged financing with AFCO Credit Corporation with a down payment of $10,584 with the balance to be paid in nine monthly installments of $10,584 each. The balance owing as of March 31, 2008 was $72,031.

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the nine months ended March 31, 2008 and 2007.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2008:

Minimum Lease Payments
Due FYE 3/31/09	$242,496
Due FYE 3/31/10	243,499
Due FYE 3/31/11	119,081
Due FYE 3/31/12	10,229
Due FYE 3/31/13	10,315
Total Minimum Lease Payments	625,620
Interest Expense relating to future periods	(92,063)
Present Value of minimum lease payments	533,557
Less: Current portion	(262,630)
Non-Current portion	$270,927

Following is a summary of fixed assets held under capital leases as of March 31, 2008:

Computer Equipment and Software	$760,419
Furniture and Fixtures	49,788
Vehicles	429,036
Building Equipment	102,758
Total	1,342,001
Less: Accumulated Depreciation	(632,919)
Net	$709,082

B) BANK LOAN

The Company’s Pakistan subsidiary, NetSol PK, has one loan with a bank, secured by the Company’s assets. The note consists of the following as of March 31, 2008:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD
Export Refinance	Every 6 months	7.50%	$1,977,689
Total			$1,977,689

C) OTHER PAYABLE - ACQUISITION

McCue Systems (now NetSol Technologies North America, Inc.)

As of March 31, 2008, Other Payable - Acquisition consists of total payments of $83,399 due to the former shareholders of McCue Systems, Inc.

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 17). As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock was shown as “Shares to Be Issued” as of June 30, 2006. During the fiscal year ended June 30, 2007, $2,059,413 of the cash portion was paid to the former McCue shareholders and in July 2006 the stock was issued. In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded. The cash portion was shown as “Other Payable - Acquisition” and the stock portion was issued on June 27, 2007. The balance at June 30, 2007 was $962,406. During the three months ended September 30, 2007, $879,007 of the cash was paid, leaving a balance of $83,399 to be paid which represents the few remaining McCue shareholders that have not been located as of the date of this report.

DUE TO OFFICERS

The officers of the Company, from time to time, loan funds to the Company.

On September 1, 2006, an officer of the Company loaned $165,000 to the Company for its immediate short-term cash needs in the corporate office. The loan had a maturity date of three months and is interest free and had been automatically extended. The terms of the loan were approved by the Company’s board of directors. The balance of this loan was repaid in July 2007.

In 2006, an officer of the Company loaned $150,000 to the Company for its immediate short-term cash needs in the corporate office.

In addition, the officers of the Company have advanced $34,173 as working capital. The balance due to officers as of March 31, 2008 was $184,173.

NOTE 12 - DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

The Company has issued Series A 7% Cumulative Convertible Preferred Stock under which dividends are payable (see Note 13). The dividend is to be paid quarterly, either in cash or stock at the Company’s election. The dividend for the three months ended March 31, 2008 totaled $33,508 and is reflected as a payable in these consolidated financial statements. This amount was paid with the issuance of 18,764 shares of the Company’s common stock in April 2008.

SUBSIDIARY DIVIDEND

On September 26, 2007, the Company’s joint-venture subsidiary, NetSol-TiG declared a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522. Of this amount, the Company was due 50,520,000 pkr or approximately $834,349. This amount was paid during the quarter ended December 31, 2007. The amount attributable to the minority holders is approximately $817,173 and is reflected on these unaudited consolidated financial statements. As of December 31, 2007, the dividend had been paid to the Company and to the minority holders.

NOTE 13 - STOCKHOLDERS’ EQUITY:

EQUITY TRANSACTIONS

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 16) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The preferred shares are valued at $1,000 per share or $5,500,000. The preferred shares are convertible into common stock at a rate of $1.65 per common share. The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333. On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective. As of June 30, 2007, the balance of the preferred shares was 4,130 shares. During the nine months ended March 31, 2008, 2,210 shares of preferred stock were converted into 1,339,392 shares of common stock valued at $2,210,000.

During the nine months ended March 31, 2008, the Company issued 95,824 shares of the Company’s common stock valued at $189,165 as payment of the dividends due.

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

NetSol Omni (“Omni”)

In December 2007, the Company entered into an agreement with the minority shareholders of Omni, whereby the Company purchased the remaining 49.9% of Omni for 25,000 shares of the Company’s common stock valued at $76,750.

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

Services

In October 2006, the Company entered into an agreement with a consultant whereby the Company agreed to issue a total of 40,000 of the Company’s restricted stock, to be paid at the end of each quarter of service. As of June 30, 2007, the Company had recorded as “Stock to Be Issued” 10,000 shares valued at $15,000 or $1.50 per share under this agreement. In October 2007, these shares were issued. As the consultant hasn’t provided the service contracted on a timely basis, the shares are only due to the consultant upon performance of the service, therefore, during the quarter ended December 31, 2007, an additional 10,000 shares valued at $15,000 or $1.50 per share have been recorded as “Stock to be Issued”. These shares were issued in March 2008.

In October 2006, the Company entered into an agreement with an employee whereby the Company agreed to issue a total of 35,000 shares of the Company’s restricted common stock valued at $132,650; vesting over one year on a quarterly basis. In January 2008, the first quarter of shares were vested and 8,750 shares valued at $33,162 were issued to the employee.

Options and Warrants Exercised

During the nine months ended March 31, 2008, the Company issued 599,538 shares of its common stock for the exercise of options valued at $1,023,099.

During the nine months ended March 31, 2008, the Company issued 1,087,359 shares of its common stock for the exercise of warrants valued at $1,754,547.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

During the nine months ended March 31, 2008, $542,000 was collected and new receivables of $211,500 were issued. In addition, the Company wrote-off $70,000 of receivables as uncollectible from employees who have since left the Company. The balance at March 31, 2008 was $600,907.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of March 31, 2008:
			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2007	7,102,363	$0.75 to $5.00	$129,521
Granted	20,000	$1.60
Exercised	(599,538)	$0.75 to $2.55
Expired	(10,000)	$0.75
Outstanding and exercisable, March 31, 2008	6,512,825	$0.75 to $5.00	$345,413

Warrants:
Outstanding and exercisable, June 30, 2007	3,002,725	$1.75 to $5.00	$58,091
Granted	378,788	$1.65
Exercised	(1,269,199)	$1.65 to $3.30
Expired	(120,000)	$2.50 to $5.00
Outstanding and exercisable, March 31, 2008	1,992,314	$1.65 to $5.00	$304,780

Following is a summary of the status of options and warrants outstanding at March 31, 2008:

		Weighted
	Number	Average	Weighted
	Outstanding	Remaining	Ave
	and	Contractual	Exericse
Exercise Price	Exercisable	Life	Price
OPTIONS:
$0.01 - $0.99	14,000	3.82	0.75
$1.00 - $1.99	2,513,825	7.27	1.86
$2.00 - $2.99	3,155,000	6.98	2.68
$3.00 - $5.00	830,000	6.03	4.27
Totals	6,512,825	6.96	2.56

WARRANTS:
$1.00 - $1.99	1,527,652	3.68	1.79
$2.00 - $2.99	-	-	0
$3.00 - $5.00	464,662	1.39	3.31
Totals	1,992,314	3.14	2.15

Options:

During the quarter ended September 30, 2007, 20,000 options were granted to two officers with an exercise price of $1.60 per share and an expiration date of ten years, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $24,320 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate Expected life Expected volatility	4.5% 10 years 65%

Warrants:

On October 11, 2006, the Company entered into an agreement with a consultant whereby the Company agreed to grant the consultant a total of 100,000 warrants with an exercise price of $1.85 and 100,000 warrants with an exercise price of $3.70. The warrants vest equally over the term of the agreement on a quarterly basis commencing on January 11, 2007 and vest only upon completion of the quarter’s service as earned. The agreement was terminated on March 31, 2007. The 25,000 warrants vested are exercisable until October 10, 2011 and all non-vested warrants were cancelled at the time of the agreement termination. During the quarter ended March 31, 2007, a total of 25,000 of the warrants had vested. The warrants were valued using the fair value method at $33,987 or $1.44 and $1.28 per share and recorded the expense in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate Expected life Expected volatility Dividend yield	7.0% 5 years 100% 0%

In October 2007, the investors exercised the “green shoe” clause and the Company sold them 757,576 shares of the Company’s common stock valued at $1,250,000. In addition as part of the agreement, the investors were granted 378,788 warrants with an exercise price of $1.65 and expire in five years.

NOTE 14 - SEGMENT INFORMATION

The Company has identified three global regions or segments for its products and services; North America, Europe, and Asia-Pacific. Our reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. We account for intercompany sales and expenses as if the sales or expenses were to third parties and eliminate them in the consolidation. The following table presents a summary of operating information and certain balance sheet information for the nine months ended March 31:

	2008	2007
Revenues from unaffiliated customers:
North America	$3,153,066	$3,259,700
Europe	5,272,598	4,097,758
Asia - Pacific	17,700,856	13,348,189
Consolidated	$26,126,520	$20,705,647

Operating income (loss):
Corporate headquarters	$(2,617,524)	$(2,529,923)
North America	(252,458)	(426,832)
Europe	925,421	(698,115)
Asia - Pacific	7,377,401	4,412,323
Consolidated	$5,432,840	$757,453

Net income (loss):
Corporate headquarters	$(1,557,051)	$(8,115,730)
North America	(253,215)	(417,691)
Europe	867,620	(789,235)
Asia - Pacific	6,104,786	3,144,948
Consolidated	$5,162,140	$(6,177,708)

Identifiable assets:
Corporate headquarters	$14,204,166	$11,089,939
North America	2,250,831	2,002,815
Europe	5,278,163	5,582,204
Asia - Pacific	36,066,209	24,918,496
Consolidated	$57,799,369	$43,593,454

Depreciation and amortization:
Corporate headquarters	$1,051,595	$1,056,482
North America	121,525	97,432
Europe	211,523	187,114
Asia - Pacific	884,826	742,379
Consolidated	$2,269,469	$2,083,407

Capital expenditures:
Corporate headquarters	$4,189	$3,103
North America	51,882	20,820
Europe	52,570	200,847
Asia - Pacific	1,877,010	1,057,657
Consolidated	$1,985,651	$1,282,427

Net revenues by our various products and services provided are as follows:

	For the Nine Months
	Ended March 31,
	2008	2007
Licensing Fees	$7,769,226	$6,851,496
Maintenance Fees	4,556,450	3,990,096
Services	13,800,844	9,864,055
Total	26,126,520	20,705,647

NOTE 15 - MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries. The balance of the minority interest as of March 31, 2008, was as follows:

		MIN INT
		BALANCE AT
SUBSIDIARY	MIN INT %	3/31/08
PK Tech	39.11%	$4,283,250
NetSol-TiG	49.90%	1,282,724
Connect	49.90%	268,758
Total		$5,834,732

NetSol PK

In August 2005, the Company’s wholly-owned subsidiary, NetSol PK became listed on the Karachi Stock Exchange in Pakistan. The Initial Public Offering (“IPO”) sold 9,982,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 28.13%. During the three months ended September 30, 2007, the Company was notified by an affiliate party that they had sold their shares; therefore, the adjusted minority ownership was increased to 37.21%. Net proceeds of the IPO were $4,890,224. As a result of the IPO, the Company is required to show the minority interest of the subsidiary on the accompanying consolidated financial statements.

For the nine months ended March 31, 2008 and 2007, the subsidiary had net income of $6,257,479 and $3,845,363, of which $1,882,231 and $1,375,247, respectively, was recorded against the minority interest. The balance of the minority interest at March 31, 2008 was $4,283,250

On May 18 2007, the subsidiary’s board of directors authorized a 15% stock bonus dividend to all its stockholders as of that date. The net value of shares issued to minority holders was $345,415.

On October 19, 2007, the subsidiary’s board of directors authorized a 22% stock bonus dividend to all its stockholders as of that date. The net value of shares issued to minority holders was $545,359.

In February 2008, the Parent sold 948,100 shares of its ownership in NetSol PK on the open market with a value of $1,765,615. A net gain of $1,240,808 was recorded as “Other Income” on these consolidated financial statements. As a result of the sale, the minority interest percentage increased 1.9% to 39.11%.

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

For the nine months ended March 31, 2008 and 2007, the subsidiary had net income of $1,609,396 and $777,794, of which $(131,124), after considering cash dividends of $1,651,522, and $333,036 was recorded against the minority interest, respectively. The balance of the minority interest at March 31, 2008 was $1,282,724.

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

For the nine months ended March 31, 2008 and 2006, the subsidiary had net income of $12,391 and net loss of $63,165, respectively, of which $6,183 and ($31,519) respectively, was recorded against the minority interest. The balance of the minority interest at March 31, 2008 was $268,758.

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

For the nine months ended March 31, 2008 and 2007, the subsidiary had a net loss of $10,224 and $39,157, of which $0 and ($7,959) was recorded against the minority interest. The balance of the minority interest at March 31, 2008 was $0.

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

The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate Expected life Expected volatility Dividend yield	6.00% 5 years 100% 0%

Under the agreement, any future financing whereby warrants are issued at an exercise price lower than the exercise price of the warrants in the agreement, an adjustment to the exercise price is to be made. During the fiscal year ended June 30, 2007, a financing was completed which included the issuance of warrants at an exercise price of $1.65. Following the formula set out in the agreement, it was determined that the adjusted exercise price was $1.93 per share. As a result, the Company revalued the warrants for the adjusted exercise price using the Black-Scholes model at $2,120,000 and recorded an expense of $11,667 for the repricing of the warrants. The Black-Scholes pricing model used the same assumptions as for the original valuation of the warrants.

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

The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate Expected life Expected volatility Dividend yield	6.00% 2 years 100% 0%

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

NOTE 18 - SUBSEQUENT EVENTS

On May 2, 2008, the Company held its Annual General meeting at which time the shareholders voted on amendment of the Company’s articles of incorporation to increase the number of authorized shares of capital stock from 50,000,000 to 100,000,000 and to adopted the Company’s 2008 Equity Incentive Plan (“2008 Plan”). Both of these proposals were passed by a majority of the shareholders voting.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31, 2008.

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

INTRODUCTION

NetSol Technologies, Inc. (“NetSol” or the “Company”) is global information technology solution provider. NetSol’s global resource base includes diversely qualified and experienced resources across software development, project management, operations & multiple products or services offerings. NetSol helps clients to identify, evaluate and implement technology solutions to meet their strategic business challenges and maximize their bottom line. By utilizing its worldwide resources, NetSol delivers high-quality, cost-effective equipment and vehicle finance portfolio management solutions. The Company also delivers managed IT services ranging from consulting and application development to systems integration and development outsourcing. NetSol’s commitment to quality is demonstrated by its achievement of both ISO 9001 and SEI (Software Engineering Institute) CMMi (Capability Maturity Model) Level 5 assessment, a distinction shared by only 94 companies worldwide. The Company’s clients include global automakers, financial institutions, technology companies and governmental agencies. NetSol’s largest customers, DaimlerChrysler Services and Toyota, rank the Company as a preferred vendor in more than 40 countries. Founded in 1996, NetSol is headquartered in Calabasas, California. NetSol Technologies also has operations and/or offices in: Horsham, United Kingdom; the San Francisco Bay Area, California, USA; Adelaide, and Sydney, Australia; Beijing, China; Lahore, Islamabad, Rawalpindi and Karachi, Pakistan; and, Bangkok, Thailand.

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

The company has initiated a strategic evolution of it business offerings to provide its customers a BestShoring (TM) solutions strategy. This strategy yields an improved return on investment while delivering in-depth globally sourced domain experience as well as localized support to its clients. BestShoring (TM) is simply defined as NetSol Technologies’ ability to draw upon its global resource base and construct the best possible solution and price for each and every customer. Unlike traditional outsourcing offshore vendors, NetSol draws upon an international workforce and delivery capability to ensure a “BestShoring(TM) delivers a BestSolution(TM)” approach.

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

In addition to services, our offerings include our flagship solution, LeaseSoft. LeaseSoft, a robust suite of four software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The four software applications under LeaseSoft have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. NetSol recently added LeaseSoft Fleet Management System (FMS). The Company has already signed an agreement for FMS with a major automotive company in the Asia Pacific region.

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

While the company will no longer be divided into groups and regions, the Company will continue to maintain regional offices in Burlingame, California for North America and the Parent headquarters in Calabasas, California; in Horsham, the United Kingdom, for Europe and; our “center of excellence” operations in Lahore, Pakistan for Asia Pacific. The Company will continue to maintain country and/or services or products specific sales offices in China, Australia, Thailand, and Pakistan.

PLAN OF OPERATIONS

Management has set the following goals for NetSol for the next 12 months:

•	Execute a diversification plan to create multiple development centers in other emerging markets such as the Philippines, Eastern Europe, and Central and South America.
•	Complete the integration of regional management, customers, and products within each of NetSol’s regional offices in US, UK, and Thailand.
•
The new senior management in the North American division to effectively steer the company towards a successful launch of Global Business Services model, global solutions, new verticals utiliziing the new concept of BestShoring(TM) for the BestSolution model.

•	Efficiency, cost effectiveness and better leveraging the offshore and near-shore development capabilities.
•	Invest aggressively in the North American division’s sales organization, infrastructure and resources.
•	Continued management and products reorganization and restructuring in every NetSol subsidiary.
•	Introduce and market two LeaseSoft modules: WSF and CAPS in the US market.
•	Expand product portfolio by enhancing current products and new releases to cater to wider global markets.
•	Enhance software design, engineering and service delivery capabilities by increasing investment in training.
•	Continue to invest in research and development in an amount between 7-10% of yearly budgets in financial, banking and various other domains within NetSol’s core competencies.
•	Recruit new sales personnel in US to grow the penetration in North American markets.
•	Aggressively penetrate the booming Chinese market and continue to exploit NetSol’s presence in China.
•	Increase Capex, to enhance communications and development infrastructure. Roll out a second phase of construction of a technology campus in Lahore to respond to a growth of new orders and customers.
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

•	Continue to efficiently and prudently manage cash flow and budgets. Subsidiaries will contribute to support the headquarters and corporate overheads.
•	Make every effort to enhance NetSol’s market capitalization in the US. At least two research analysts recently upgraded the target price from $4 to $6.

Improving the Bottom Line goals:

•	Grow the top line; enhance gross profit margins to 65% by leveraging the low-cost development facility in Lahore and by utilizing the BestShoring(TM) for the BestSolution model.
•	Generate much higher revenues per developer and service group, enhance productivity and lower cost per employee overall.
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.
•	Continue to review costs at every level to consolidate and enhance operating efficiencies.
•	Grow process automation and leverage the best practices of CMMi level 5.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Initiate steps to consolidate some of the new lines of services businesses to improve bottom line.

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

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

•	Outsourcing of services and software development is growing worldwide.
•	Very robust and rich financial markets in the UAE and Middle East region offer new opportunities for capital and exposure.
•	The leasing and finance industry in North America has increased to about $260 billion and $700 billion worldwide.
•	Present sluggish economy is proving to be a catalyst for low cost solutions providers, globally.
•	Several new major captive auto manufacturers such as Nissan Auto Finance in China and BMW in Hong Kong went live, signaling very positive demand for LeaseSoft solutions.
•
On December 17, 2007, a seven page supplement in USA TODAY featuring Pakistan highlighted NetSol Technologies, Inc. as a leading IT company in Pakistan with focused growth in the US and continued success in the Chinese, European and emerging markets.

•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 year tax holiday on IT exports of services. There are 10 more years remaining on this tax incentive.

•	Cost arbitrage, labor costs are still very competitive and attractive when compared with India. Pakistan is significantly under priced for IT services and programmers as compared to India.
•	Pakistan is one of the fastest growing IT destinations from emerging and new markets.
•	Significant emergence of new IT destination in Central and South America, diversifying opportunities for lower cost locations.
•	Chinese market is burgeoning and wide open for NetSol’s ‘niche’ products and services. NetSol is gaining a strong foothold in this market.
•	Only a handful of IT solutions providers in the world offer a global distribution network, complete end-to-end solution, and presence in the world’s key and strategic markets.
•	One of the few global IT companies in the leasing and finance domain with gold standard CMMI level 5 accreditation.
•	NetSol and NetSol PK are both listed in one of the most visible stock indexes in their respective markets.
•	Overall economic expansion worldwide and explosive growth in the emerging markets specifically.
•	Political stability and formation of newly democratically elected government in Pakistan.
•	Continuous improvement of US and Indian relationships with Pakistan.
•
Economic turnaround in Pakistan including: a steady increase in gross domestic product; much stronger dollar reserves, which is at an all time high of over $15 billion; stabilizing reforms of government and financial institutions; improved credit ratings in the western markets, and elimination of corruption at the highest level.

Negative trends:
.
•	Persistent negative media coverage and headline news on daily development in Pakistan has cautioned the market and investors creating anxiety and uncertainty.
•
The challenging times in the US financial sectors as a result of sub-prime crisis, hike in oil prices and declining home sales has resulted in slowed economy and much more cautious IT spending budgets.

•
The disturbance in the Middle East, Iraq War, and rising terrorist activities post 9/11 worldwide have resulted in issuance of travel advisory in some of the most opportunistic markets. In addition, travel restrictions and new immigration laws provide delays and limitations on business travel.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2008 as compared to the Quarter Ended March 31, 2007:

Net revenues and income for the quarter ended March 31, 2008 and 2007 (unaudited) are broken out among the subsidiaries as follows:

	2008			2007
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$405,152	$-	0.00%	$(872,813)

North America:
NetSol - North America	871,548	9.61%	(293,305)	907,120	11.91%	(217,824)
	871,548	9.61%	(293,305)	907,120	11.91%	(217,824)
Europe:
NetSol UK	488,129	5.38%	429,192	43,082	0.57%	(192,032)
NetSol - Europe	1,471,989	16.23%	32,508	1,088,975	14.30%	(296,591)
	1,960,118	21.62%	461,700	1,132,057	14.86%	(488,623)
Asia-Pacific:
NetSol PK	4,965,464	54.77%	2,418,136	4,580,093	60.14%	1,670,550
NetSol-TiG	989,268	10.91%	413,454	654,356	8.59%	277,339
NetSol Connect	211,520	2.33%	6,756	245,102	3.22%	4,237
NetSol-Omni	-	0.00%	-	17,725	0.23%	(11,213)
NetSol-Abraxas Australia	68,895	0.76%	(11,405)	79,513	1.04%	(22,547)
	6,235,147	68.77%	2,826,941	5,576,789	73.22%	1,918,366
Totals	$9,066,813	100.00%	$3,400,488	$7,615,966	100.00%	$339,106

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended March 31, 2008 and 2007 as a percentage of revenues.

	For the Three Months Ended March 31,
	2008		2007
Net Revenues:		%		%
Licence fees	$2,998,867	33.08%	$2,554,289	33.54%
Maintenance fees	1,482,654	16.35%	1,335,893	17.54%
Services	4,585,292	50.57%	3,725,784	48.92%
Total revenues	9,066,813	100.00%	7,615,966	100.00%
Cost of revenues
Salaries and consultants	2,620,722	28.90%	2,234,809	29.34%
Travel	394,841	4.35%	447,288	5.87%
Repairs and maintenance	99,262	1.09%	133,961	1.76%
Insurance	30,005	0.33%	51,294	0.67%
Depreciation and amortization	316,652	3.49%	279,405	3.67%
Other	522,013	5.76%	790,927	10.39%
Total cost of sales	3,983,495	43.93%	3,937,684	51.70%
Gross profit	5,083,318	56.07%	3,678,282	48.30%
Operating expenses:
Selling and marketing	898,686	9.91%	825,586	10.84%
Depreciation and amortization	477,630	5.27%	483,801	6.35%
Bad debt expense	-	0.00%	(231)	0.00%
Salaries and wages	1,034,784	11.41%	915,481	12.02%
Professional services, including non-cash compensation	114,436	1.26%	254,359	3.34%
General and adminstrative	792,499	8.74%	687,881	9.03%
Total operating expenses	3,318,035	36.60%	3,166,877	41.58%
Income from operations	1,765,283	19.47%	511,405	6.71%
Other income and (expenses):
Gain (loss) on sale of assets	(891)	-0.01%	(6,729)	-0.09%
Liquidation damages	-	0.00%	(47,057)	-0.62%
Fair market value of warrants issued	-	0.00%	(33,987)	-0.45%
Interest expense	(121,651)	-1.34%	(83,819)	-1.10%
Interest income	84,363	0.93%	46,867	0.62%
Gain on sale of subsidiary shares	1,240,808	13.69%	-	0.00%
Other income and (expenses)	447,889	4.94%	10,081	0.13%
Total other income (expenses)	1,650,518	18.20%	(114,644)	-1.51%
Net income (loss) before minority interest in subsidiary	3,415,801	37.67%	396,761	5.21%
Minority interest in subsidiary	(1,121,787)	-12.37%	(568,237)	-7.46%
Income taxes	(15,314)	-0.17%	(57,655)	-0.76%
Net income (loss)	2,278,700	25.13%	(229,131)	-3.01%
Dividend required for preferred stockholders	(33,508)	-0.37%	(94,088)	-1.24%
Net income (loss) applicable to common shareholders	2,245,192	24.76%	(323,219)	-4.24%

Net revenues for the quarter ended March 31, 2008 were $9,066,813 as compared to $7,615,966 for the quarter ended March 31, 2007. This reflects an increase of $1,450,847or 19% in the current quarter as compared to the quarter ended March 31, 2007. Revenue from services, which includes consulting and implementation, increased 23% from $3,725,784 to $4,585,292. License and maintenance revenues both grew between 11-17% over the comparable quarter in fiscal 2007. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new verticals have been formed in Lahore and are now producing revenues. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $4 million). This is now expected to occur in within the next two quarters. NetSol in Pakistan has been pre-qualified to participate in several public sector projects. The most significant is the World Bank funded Land Record Management Information Systems or LRMIS. This project has a World Bank grant of $300 million in Pakistan and NetSol was given two pilot projects in the province of Punjab in 2007, and a recent one in Islamabad. NetSol anticipates winning key projects in this area in next few quarters.

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts over 30 plus captive auto manufacturers globally at an advance stage of closing or decision making.

NetSol made a significant move by acquiring 100% of a US based software company McCue Systems Inc., (now “NetSol Technologies North America”) (“NTNA”) in June 2006. The acquisition of NTNA has provided the Company with a very strong customer base and an established product in the leasing vertical. We have recently hired a new and very experienced management team in the operations, sales and marketing areas. This new team has already integrated very effectively with NetSol at global level. The integration of a dedicated offshore team into NTNA Development Department is continuing, with ongoing projects and management processes in place. In addition, the entire NTNA team is working to increase customer satisfaction and improve the quality of the product which will have an effect of increasing sales to existing customers and greater referrals.

Due to the revision in our pricing policy, LeaseSoft license value in APAC is in the range of $1.0 to $2.0 million, without factoring in services maintenance and implementation fees. Normally, NetSol negotiates 20-25% yearly maintenance contracts with customers. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 60%.

During the current quarter, in our APAC division, a major automotive captive in China went live with our LeaseSoft Solution. NetSol has signed a contract with one of the largest leasing companies in Saudi Arabia for LeaseSoft and this contract marks NetSol’s entry into the lucrative Middle East region. NetSol won a contract with a leading bank in Pakistan for Basel II advisory services This opportunity for NetSol represents a new business sector vertical for the Company. In addition, NetSol has launched a new information security management initiative in Pakistan, called “Secure Pakistan”. The project aims to secure critical information, while in storage or transfer, from theft.

Our joint-venture, NetSol-TiG continues to grow overall. The total programmer strength is over 130 people dedicated to the joint-venture projects. In addition, two new projects in the United States of America were signed and Innovation Group’s release management of five different countries has recently been given to our Extended Innovation (“EI”) division which works with the joint-venture.

The gross profit was $5,083,318 in the quarter ending March 31, 2008 as compared with $3,678,282 for the same quarter of the previous year for an increase of 38% or $1,405,036. The gross profit percentage for the quarter increased approximately 16% to 56% from 48% in the quarter ended March 31, 2007. The cost of sales was $3,983,495 in the current quarter compared to $3,937,684 in the comparable quarter of fiscal 2007. As a percentage of sales, it decreased 7.8% from 51.7% for the quarter ended March 31, 2007 to 43.9% in the current quarter. Salaries and consultant fees increased by $385,913 from $2,234,809 in the prior comparable quarter to $2,620,722, as a percentage of sales, it decreased slightly from 29.34% in the prior comparable quarter to 28.9% in the current quarter. The gross profit margin is expected to continue to improve as the integration of both the operations in Horsham, UK and Burlingame, US are fully integrated and cost savings are achieved. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it situated itself for increased growth organically and from the acquisitions of NTE in February 2005 and NTNA in June 2006.

Operating expenses were $3,318,035 for the quarter ending March 31, 2008 as compared to $3,166,877, for the corresponding period last year for a slight increase of $151,158. As a percentage of sales it decreased 5% from 42% to 37%. Depreciation and amortization expense amounted to $477,630 and $483,801 for the quarter ended March 31, 2008 and 2007, respectively. Combined salaries and wage costs were $1,034,784 and $915,481 for the comparable periods, respectively, or an increase of $119,303 from the corresponding period last year. As a percentage of sales, these costs decreased slightly from 12% to 11%. General and administrative expenses were $792,499 and $687,881 for the quarters ended March 31, 2008 and 2007, respectively, an increase of $104,618 or 15%. As a percentage of sales, these expenses were 8.7% in the current quarter compared to 9.0% in the comparable quarter.

Selling and marketing expenses were $898,686 and $825,586, in the quarter ended March 31, 2008 and 2007, respectively, reflecting the growing sales activity of the Company. This reflects a 9% increase or $73,100. As a percentage of sales, it decreased 1% to 10% from 11%. Professional services expense decreased 55% to $114,436 in the quarter ended March 31, 2008, from $254,359 in the corresponding period last year.

Income from operations was $1,765,283 compared to $511,405 for the quarters ended March 31, 2008 and 2007, respectively. This represents an increase of $1,253,878 for the quarter compared with the comparable period in the prior year. As a percentage of sales, net income from operations was 19% in the current quarter compared to 7% in the prior period.

Net income was $2,301,785 compared to net loss of $229,131 for the quarters ended March 31, 2008 and 2007, respectively. This is an increase of $2,483,859 compared to the prior year. The current fiscal quarter amount includes a net reduction of $1,098,703 compared to $568,237 in the prior period for the 49.9% minority interest in Connect, and NetSol-TiG owned by another party, and the 39.11%/37.21% minority interest in NetSol PK. Interest expense was $121,651 in the current quarter as compared to $83,819 in the comparable period. The current quarter includes a net gain on the sale of some of the Parent’s shares in NTPK on the open market of $1,240,808. Net income per share, basic and diluted, was $0.09 as compared to net loss per share, basic and diluted of $0.01 for the quarters ended March 31, 2008 and 2007.

The net EBITDA income was $3,233,032 compared to $675,549 after amortization and depreciation charges of $794,282 and $763,206, income taxes of $15,314 and $57,655, and interest expense of $121,651 and $83,819, respectively. The EBITDA earning per share, basic and diluted was $0.13 for the quarter ended March 31, 2008 and $0.04 for the quarter ended March 31, 2007. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Nine Months Ended March 31, 2008 as compared to the Nine Months Ended March 31, 2007:

Net revenues and income for the nine months ended March 31, 2008 and 2007 (unaudited) are broken out among the subsidiaries as follows:

	2008			2007
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$(1,580,134)	$4,500	0.02%	$(8,115,730)

North America:
NetSol - North America	3,153,066	12.07%	(253,215)	3,255,200	15.72%	(417,691)
	3,153,066	12.07%	(253,215)	3,255,200	15.72%	(417,691)
Europe:
NetSol UK	647,901	2.48%	380,136	94,604	0.46%	(706,443)
NetSol - Europe	4,624,697	17.70%	487,484	4,003,154	19.33%	(82,792)
	5,272,598	20.18%	867,620	4,097,758	19.79%	(789,235)
Asia-Pacific:
NetSol PK	13,844,764	52.99%	6,257,479	10,488,631	50.66%	3,845,363
NetSol-TiG	2,940,146	11.25%	1,609,396	1,703,982	8.23%	777,794
NetSol Connect	616,383	2.36%	12,391	739,834	3.57%	(63,165)
NetSol-Omni	30,366	0.12%	(10,224)	43,984	0.21%	(39,157)
NetSol-Abraxas Australia	269,197	1.03%	15,337	371,758	1.80%	(1,806)
	17,700,856	67.75%	7,884,379	13,348,189	64.47%	4,519,029
Totals	$26,126,520	100.00%	$6,918,650	$20,705,647	99.98%	$(4,803,627)

The following table sets forth the items in our unaudited consolidated statement of operations for the nine months ended March 31, 2008 and 2007 as a percentage of revenues.

	For the Nine Months Ended March 31,
	2008		2007
Net Revenues:		%		%
Licence fees	$7,769,226	29.74%	$6,851,496	33.09%
Maintenance fees	4,556,450	17.44%	3,990,096	19.27%
Services	13,800,844	52.82%	9,864,055	47.64%
Total revenues	26,126,520	100.00%	20,705,647	100.00%
Cost of revenues
Salaries and consultants	7,342,743	28.10%	6,608,606	31.92%
Travel	972,998	3.72%	1,195,315	5.77%
Repairs and maintenance	332,448	1.27%	313,514	1.51%
Insurance	153,760	0.59%	153,595	0.74%
Depreciation and amortization	847,288	3.24%	693,703	3.35%
Other	1,341,513	5.13%	1,479,478	7.15%
Total cost of sales	10,990,750	42.07%	10,444,211	50.44%
Gross profit	15,135,770	57.93%	10,261,436	49.56%
Operating expenses:
Selling and marketing	2,817,908	10.79%	2,105,920	10.17%
Depreciation and amortization	1,422,181	5.44%	1,389,704	6.71%
Bad debt expense	3,277	0.01%	117,267	0.57%
Salaries and wages	2,758,434	10.56%	2,914,707	14.08%
Professional services, including non-cash compensation	413,437	1.58%	774,203	3.74%
General and adminstrative	2,287,693	8.76%	2,202,182	10.64%
Total operating expenses	9,702,930	37.14%	9,503,983	45.90%
Income from operations	5,432,840	20.79%	757,453	3.66%
Other income and (expenses):
Gain (loss) on sale of assets	(33,044)	-0.13%	(19,067)	-0.09%
Beneficial conversion feature	-	0.00%	(2,208,334)	-10.67%
Amortization of debt discount and capitalized cost of debt	-	0.00%	(2,803,691)	-13.54%
Liquidation damages	-	0.00%	(180,890)	-0.87%
Fair market value of warrants issued	-	0.00%	(33,987)	-0.16%
Interest expense	(544,597)	-2.08%	(543,342)	-2.62%
Interest income	159,801	0.61%	265,916	1.28%
Gain on sale of subsidiary shares	1,240,808	4.75%	-	0.00%
Other income and (expenses)	709,113	2.71%	88,935	0.43%
Total other income (expenses)	1,532,081	5.86%	(5,434,460)	-26.25%
Net income (loss) before minority interest in subsidiary	6,964,921	26.66%	(4,677,007)	-22.59%
Minority interest in subsidiary	(1,756,509)	-6.72%	(1,374,081)	-6.64%
Income taxes	(46,272)	-0.18%	(126,620)	-0.61%
Net income (loss)	5,162,140	19.76%	(6,177,708)	-29.84%
Dividend required for preferred stockholders	(145,033)	-0.56%	(159,686)	-0.77%
Subsidiary dividend (minority holders portion)	(817,173)	-3.13%	-	0.00%
Bonus stock dividend (minority holders portion)	(545,359)	-2.09%	-	0.00%
Net income (loss) applicable to common shareholders	3,654,575	13.99%	(6,337,394)	-30.61%

Net revenues for the nine months ended March 31, 2008 were $26,126,520 as compared to $20,705,647 for the nine months ended March 31, 2007. This reflects an increase of $5,420,873 or 26% in the current period as compared to the period ended March 31, 2007. Revenue from services, which includes consulting and implementation, increased 40% from $9,864,055 to $13,800,844. License and maintenance revenues both grew about 14% over the comparable period in fiscal 2007. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new verticals have been formed in Lahore and are now producing revenues. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. NetSol in Pakistan has been pre-qualified to participate in several public sector projects. The most significant is the World Bank funded Land Record Management Information Systems or LRMIS. This project has a World Bank grant of $300 million in Pakistan and NetSol was given two pilot projects in the province of Punjab in 2007, and a recent one in Islamabad. We anticipate winning additional key projects in this area in next few quarters.

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts over 30 plus captive auto manufacturers globally at an advance stage of closing or decision making.

NetSol made a significant move by acquiring 100% of a US based software company McCue Systems Inc., (now “NetSol Technologies North America”) (“NTNA”) in June 2006. The acquisition of NTNA has provided the Company with a very strong customer base and an established product in the leasing vertical. During the current nine months, we have hired a new and very experienced management team in the operations, sales and marketing areas. This new team has integrated very effectively with NetSol at global level. The integration of a dedicated offshore team into NTNA Development Department is continuing, with ongoing projects and management processes in place. Offshore resources are now making significant contribution throughout the development lifecycle. In addition, the entire NTNA team is working to increase customer satisfaction and improve the quality of the product which will have an effect of increasing sales to existing customers and greater referrals. A new IT services division is set to launch in the next quarter.

Due to the revision in our pricing policy, LeaseSoft license value in APAC is in the range of $1.0 to $2.0 million, without factoring in services maintenance and implementation fees. Normally, NetSol negotiates 20-25% yearly maintenance contracts with customers. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 60%.

During the nine months ended March 31, 2008, NetSol PK was awarded the contract for the implementation of the Motor Vehicle Registration System (MVRS) for all the 34 districts of the province of Punjab, Pakistan, with successfull implementation completed in 16 districts of the Province. In addition, a major automotive captive in Australia signed a contract to license LeaseSoft’s Retail Finance Solution, which comprises of Credit Application Processing System (CAP) and Contract Management System (CMS), as well as its Wholesale solution, Wholesale Finance System (WFS). In addition to these modules, NetSol PK will provide software customization, system implementation, and ongoing maintenance and support services to this client. In addition, a major automotive captive in China and Hong Kong went live with our LeaseSoft Solution. A major contract was signed with one of the largest Leasing companies in Saudi Arabia for LeaseSoft. This contract marks NetSol’s entry into the lucrative Middle East region. NetSol also won a contract to design and implement a Hospital Management Systems (HMS) for a major public sector hospital. In addition, NetSol won a contract with a leading bank in Pakistan to provide Basel II advisory services. These opportunities for NetSol represent new business sector verticals for the Company.

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

The gross profit was $15,135,770 in the nine months ending March 31, 2008 as compared with $10,261,436 for the same quarter of the previous year for an increase of 47.5% or $4,874,334. The gross profit percentage for the nine months increased approximately 8% to 58% from 50% in the nine months ended March 31, 2007. The cost of sales was $10,990,750 in the current period compared to $10,444,211 in the comparable period of fiscal 2007. As a percentage of sales, it decreased 8% from 50% for the nine months ended March 31, 2007 to 42% in the current period. Salaries and consultant fees increased 11% or $734,137 from $6,608,606 in the prior comparable period to $7,342,743, as a percentage of sales; it decreased 3.8% from 31.9% in the prior comparable period to 28.1% in the current period. The Company has added several new business verticals in Pakistan hiring the best talent in these specialized areas. It takes between 18-24 months for these new business units to fully develop their offerings and begin generating revenues. Several of these units are now producing revenues, the rest of the divisions are anticipated to start generating revenues in the next two quarters. The gross profit margin is expected to continue to improve as the integration of both the operations in Horsham, UK and Burlingame, US are fully integrated and cost savings are achieved. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it situated itself for increased growth organically and from the acquisitions of NTE in February 2005 and NTNA in June 2006.

Operating expenses were $9,702,930 for the nine months ending March 31, 2008 as compared to $9,503,983, for the corresponding period last year for a slight increase of $198,947. As a percentage of sales, it decreased 8.7% from 45.9% to 37.1%. Depreciation and amortization expense amounted to $1,422,181 and $1,389,704 for the nine months ended March31, 2008 and 2007, respectively. Combined salaries and wage costs were $2,758,434 and $2,914,707 for the comparable periods, respectively, or a decrease of 5% or $156,273 from the corresponding period last year. As a percentage of sales, these costs decreased 3.5% from 14.0% to 10.5%. General and administrative expenses were $2,287,693 and $2,202,182 for the nine months ended March 31, 2008 and 2007, respectively, an increase of $85,511 or 4%. As a percentage of sales, these expenses were 8.76% in the current period compared to 10.64% in the comparable period last fiscal year.

Selling and marketing expenses were $2,817,908 and $2,105,920, in the nine months ended March 31, 2008 and 2007, respectively, reflecting the growing sales activity of the Company. Although this reflects a 34% increase or $711,988, as a percentage of sales it decreased 0.62% to 10.79% from 10.17%. Professional services expense decreased 47% to $413,437 in the nine months ended March 31, 2008, from $774,203 in the corresponding period last year.

Income from operations was $5,432,840 compared to $757,453 for the nine months ended March 31, 2008 and 2007, respectively. This represents an increase of $4,675,387 for the nine months compared with the comparable period in the prior year. As a percentage of sales, net income from operations was 20.79% in the current fiscal year compared to 3.66% in the prior period.

Net income was $5,162,140 compared to net loss of $6,177,708 for the nine months ended March 31, 2008 and 2007, respectively. This is an increase of $11,339,848 compared to the prior year. The current fiscal period amount includes a net reduction of $1,756,509 compared to $1,374,081 in the prior period for the 49.9% minority interest in Connect, and NetSol-TiG owned by another party, and the 39.11%/37.21% minority interest in NetSol PK. During the prior nine months ended March 31, 2007, the Company recognized $2,208,334 in beneficial conversion feature expense, $2,803,691 of amortized costs of debt and $180,890 of liquidation damages related to the financing done in June 2006. There were no such non-cash expenses in the current period. In the current period, a gain on the sale of some of the Parent’s shares in NetSol PK of $1,240,808 in other income was recognized. Interest expense was $544,597in the current nine months as compared to $543,342 in the comparable period. Net income per share, basic and diluted, was $0.21, as compared to net loss per share, basic of $0.36 and diluted of $0.35 for the nine months ended March 31, 2008 and 2007.

The net EBITDA income was $8,038,995 compared to loss of $3,424,338 after amortization and depreciation charges of $2,285,985 and $2,083,407, income taxes of $46,272 and $126,620, and interest expense of $544,597 and $543,342, respectively. With the addition of the non-cash charge for the amortized costs of debt of $2,803,691 and the beneficial conversion feature expense of $2,208,334 the adjusted income would be $1,587,687 for the nine months ended March 31, 2007. The EBITDA earning per share, basic and diluted was $0.34 and $0.35, respectively, for the nine months ended March 31, 2008 and the adjusted pro forma EBITDA earnings per share, basic and diluted, was $0.09 for the nine months ended March 31, 2007. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $4,848,513 at March 31, 2008 compared to $3,382,970 at March 31, 2007.

Net cash provided by operating activities amounted to $572,229 for the nine months ended March 31, 2008, as compared to cash used of $128,201 for the comparable period last fiscal year. The major change was the increase in accounts receivable, the increase in other current assets, which includes the “Revenues in excess of billings” due to several large contracts signed and progress on the contracts is over the amount that can be billed per the contract terms and the decrease in accounts payable which includes the Unearned Revenues representing the increase in maintenance contracts.

Net cash used by investing activities amounted to $4,963,895 for the nine months ended March 31, 2008, as compared to $5,365,782 for the comparable period last fiscal year. The Company had net purchases of property and equipment of $1,985,651 compared to $1,282,427 for the comparable period last fiscal year. In addition, payments on the acquisition payable have been made of $879,007 and $4,027,753 for the nine months ended March 31, 2008 and 2007, respectively. The increase in intangible assets which represents amounts capitalized for the development of new products was $2,219,673 and $2,001,502 for the comparable periods.

Net cash provided by financing activities amounted to $5,185,625 and $6,307,026 for the nine months ended March 31, 2008, and 2007, respectively. In the current period the Company sold $1,500,000 of common stock compared to $30,093 in the comparable prior period. The nine months ended March 31, 2008 included the cash inflow of $2,800,917 compared to $704,250 from the exercising of stock options and warrants. In the current fiscal period, the Company had net use on bank loans, loans and capital leases of $841,298 as compared to net proceeds of $874,128 in the comparable period last year and received $165,000 in loans from officers during the prior fiscal period. In addition, the Company sold shares it held of its subsidiary in Pakistan on the open market and had $1,765,615 in proceeds from the sale.

The Company plans on pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and strengthen marketing and sales activities in strategic markets. The strong growth in earnings and the signing of larger contracts with Fortune 500 customers largely depends on the financial strength of NetSol. Generally, the bigger name clients and new prospects diligently analyze and take into consideration a stronger balance sheet before awarding big projects to vendors. Therefore, NetSol would continue its effort to further enhance its financial resources in order to continue to attract large name customers and big value contracts. The company has achieved institutional holdings to over 20% ownership by small cap funds. This is a direct reflection of NetSol’s stellar performance in last trailing 12 months. Also the effective marketing campaign in the US capital markets has raised the shareholdings by these funds and market support.

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

•	Working capital of $3.0 to $5.0 million for US and UK business expansion, new business development activities and infrastructure enhancements.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities.

In January 2008, 14,568 shares of common stock were issued to 2 accredited investors as dividends due under the terms of the Series A 7% Cumulative Convertible Preferred Stock. This issuance was made in reliance on an exemption from registration pursuant to rule 4(1) and Regulation S of the Securities Act of 1933, as amended.

In March 2008, 10,000 shares of common stock were issued to an accredited investor as compensation for services performed. This issuance was made in reliance on an exemption from registration pursuant to rule 4(1) of the Securities Act of 1933, as amended.

In March 2008, 8,750 shares of common stock were issued to an employee as part of the employee’s compensation for services performed. The employee is an accredited investor. The issuance was made in reliance on an exemption from registration pursuant to rule 4(1) of the Securities Act of 1933, as amended.

During the quarter ended March 31, 2008, the Company issued 80,600 shares of its common stock for the exercise of options valued at $136,939.

The repurchases provided in the table below were made during the quarter ended March 31, 2008:

Issuer Purchases of Equity Securities (1)
Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares that may be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Month	Purchased	Per Share	Programs	Plans or Programs
January 2008	-	$-	-	-
February 2008	-	$-	-	-
March 2008	13,600	$1.89	13,600	986,400

(1)
On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.

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

Reports on Form 8-K.

a) On February 13, 2008, NetSol Technologies, Inc. filed a current report containing the contents of its press release announcing the results of operations and financial conditions for the quarter ended December 31, 2007.

b) On March 24, 2008, NetSol Technologies, Inc. filed a current report containing the contents of its press release announcing the adoption of a stock repurchase program permitting the Company to purchase up to 1,000,000 shares of its common stock .
.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: May 13, 2008	/s/ Najeeb Ghauri
NAJEEB GHAURI Chief Executive Officer

Date: May 13, 2008	/s/ Tina Gilger
TINA GILGER Chief Financial Officer