Form 10KSB
period 2008-06-30
NETSOL TECHNOLOGIES INC
filed 2008-09-19
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

Registrant's revenues for the fiscal year ended June 30, 2008 were $36,642,175.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $50,705,662 as of September 15, 2008.

As of September 15, 2008, Registrant had 26,419,770 shares of its $.001 par value Common Stock issued and outstanding and 1,920 shares of its Preferred Stock issued and outstanding.

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

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (“NetSol” or the “Company”) (NasdaqCM: NTWK) (DIFX: NTWK) is a worldwide provider of global business services and enterprise application solutions. NetSol uses its BestShoring™ practices and highly-experienced resources in analysis, development, quality assurance, and implementation to deliver high-quality, cost-effective solutions. Organized into specialized practices, these product and services offerings include portfolio management systems for the financial services industry, consulting, custom development, systems integration, and technical services for the global Healthcare, Insurance, Real Estate, and Technology markets. NetSol's commitment to quality is demonstrated by its achievement of the ISO 9001, ISO 279001, and SEI (Software Engineering Institute, Carnegie Mellon University, USA) CMMi (Capability Maturity Model) Level 5 assessments, a distinction shared by fewer than 100 companies worldwide. NetSol’s clients include Fortune 500 manufacturers, global automakers, financial institutions, technology providers, and governmental agencies.

Founded in 1996, NetSol is headquartered in Calabasas, California. NetSol also has operations and/or offices in: Horsham, United Kingdom; the San Francisco Bay Area, California, USA; Sydney and Adelaide, Australia; Beijing, China; Lahore, Islamabad, Rawalpindi and Karachi, Pakistan; and, Bangkok, Thailand.

OUR BUSINESS

In today’s highly competitive marketplace, business executives with labor or services-centric budgetary responsibilities are not just encouraged but are, in fact, obliged to engage in “Make or Buy” decision process when contemplating how to support and staff new development, testing, services support and delivery activities. The Company has initiated the strategic evolution of it business offerings that is a BestShoring™ solutions strategy. BestShoring ™ is simply defined as NetSol Technologies’ ability to draw upon its global resource base and construct the best possible solution and price for each and every customer. Unlike traditional outsourcing offshore vendors, NetSol draws upon an international workforce and delivery capability to ensure a “BestShoring™ delivers BestSolution™” approach.

NetSol combines domain expertise, not only with lowest cost blended rates from its design centers and campuses located around the world, but also with the guarantee of localized program and project management while minimizing any implementation risk associated with a single service center. Our BestShoring™ approach, which we consider a unique and cost effective global development model, is leading the way into the 21st century, providing value added Solutions for Global Business Services through a win-win partnership, rather than the traditional outsourced vendor framework. Our focus “Solutions” serves to ensure the most favorable pricing while delivering in-depth domain experience. NetSol currently has locations in Bangkok, Beijing, Lahore, London, the San Francisco Bay Area, and Sydney to best serve its clients and partners worldwide. This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution. In this way, “BestShoring delivers BestSolution”.

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

In addition to services, our product offerings are fashioned to provide a Best Product for Best Solution model. Our offerings include our flagship global solution, LeaseSoft. LeaseSoft, a robust suite of four software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The four software applications under LeaseSoft have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. LeaseSoft is a result of more than eight years of effort resulting in over 60 modules grouped in four comprehensive applications. These four applications are complete systems in themselves and can be used independently to exhaustively address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle. NetSol recently added LeaseSoft Fleet Management System (FMS). The Company has already signed an agreement for FMS with a major automotive company in the Asia Pacific region. As with our service offerings, LeaseSoft is complementary to and can be used with all of our regionally developed solutions such as LeasePak in North America and LeaseSoft Asset in Europe.

Beyond LeaseSoft, our product offerings include LeasePak. LeasePak provides the leasing technology industry with the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. And for scalability, NetSol Technologies North America offers the LeasePak Bronze, Silver and Gold Editions for systems and portfolios of virtually all sizes and complexities. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors.

Our product offerings and services also include: inBanking, which provides full process automation and decision support in the front, middle and back offices of treasury and capital markets operations; LeaseSoft Portals and Modules through our European operations; LeasePak 6.0b of our LeasePak product suite; enterprise wide information systems, such as or LRMIS, MTMIS and Hospital Management Systems; Accounting Outsourcing Services, and, NetSol Technology Institute, our specialized career and technology program in Pakistan.

The Company continues its efforts to reduce redundancy and cohesively present services and product operations on a global basis. This consolidation enables the Company to coordinate and streamline product, service and marketing while taking further advantage of the cost arbitrage offered by our highly trained, highly productive, Pakistani resources. This consolidation follows the successful integration of the operations acquired in the United Kingdom and the San Francisco Bay Area in California and facilitates the use of these regional offices as platforms for presenting an expanding services offering, relying on the experience and resources in Pakistan and our product offerings in North America and Europe.

While the company will no longer be divided into groups and regions, the Company will continue to maintain regional offices in the San Francisco Bay Area, California for North America and the parent headquarters in Calabasas, California; in Horsham, United Kingdom, for Europe; a new office in Dubai, United Arab Emirates for the Middle East; and, our “center of excellence” operations in Lahore, Pakistan for Asia Pacific. The Company will continue to maintain country and/or services or products specific sales offices in China, Australia, Thailand and Pakistan.

Our Services

IT Consulting & Services

Information technology services are valuable only if they fulfill the business strategy and project objectives set forth by the customer. NetSol’s expert consultants have the technical knowledge and business experience to ensure the optimization of the development process in alignment with basic business principles. The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers' strategic objectives. Its service offerings include IT Consulting & Services; Global Business Services; NetSol Defense Division; Business Intelligence, Information Security, Outsourcing Services and Software Process Improvement Consulting; maintenance and support of existing systems; and, project management.

As part of the Company’s Global Business Services strategy, each subsidiary adheres to the BestShoring provides BestSolutions™ model. Each subsidiary expounds on that model by providing services unique to their client base. The development of solutions for clients has resulted in the development of vertical offerings catering to various industries and accordingly, diversifying NetSol’s offerings. As an example, these verticals have been used successfully in Pakistan to provide services for the Motor Transport Management System, Land Record Management System, Legislature, Healthcare, computer based trainings/e-Learning, E Government and Defense.

Business Intelligence (BI) solution providers must have both the capability to service BI customers using its own resources but also service the customers of international affiliates in the APAC region. Typical BI projects run into several years of phased implementation and rely on expensive international resources with a very restricted and limited accessibility. As such, management believes, that NetSol’s competitors compromise on quality by turning BI projects into IT projects, which is a recipe for failure. Our strategy is simple; we identify the business pains of our potential customer and involve our industry domain experts directly with business managers at the client side. This results in ownership of the project with the business group rather than the IT group which is involved in the overall initiative only from a support and facilitation standpoint.

NetSol’s service capability has expanded to Basel II compliance. The Basel II Accord is a mandate by the Bank for International Settlements (BIS) requiring banks around the world to introduce processes and systems in their organization that will more effectively control and manage their enterprise wide risk. Basel II has introduced “risk differentiation” by allowing banks to hold capital reserves directly proportional to the amount of credit risk they are taking. In addition, the accord has introduced a capital charge for operational risk. NetSol won a Basel II Consultancy Contract with a leading Bank in Pakistan, the contract covers advisory services concerning conformity to the Basel II Capital Accord Regulatory Framework development by the Bank for International Settlements (BIS).

An ever growing awareness of highly publicized IT Security problems, coupled with greater demands by international business partners, has led the movement of companies world-wide towards compliance with internationally recognized Information Security Systems standards. Information Systems Security or Information Assurance applies to all systems in all departments of an organization whether on a computer disk, paper or in the heads of employees. Information Security services is provided by NetSol’s INFOSEC Unit. This unit provides services to secure all corporate information and its supporting processes, systems and networks. NetSol’s Information Security Services is a group of vendor-neutral, dedicated security consultants with real-life field experience. The INFOSEC group utilizes industry standard security best practices coupled with best-of-breed products to deliver proven and robust Information Security Management Systems (ISMS). Services include: managed security services provider; BS-7799/ISO 27001 Compliance Life-cycle services; information security assessment; penetration testing and vulnerability assessment; disaster recovery planning; and, network architecture design, deployment and management. The INFOSEC group has launched a new project, Secure Pakistan. The project aims to secure critical information, while in storage or in transfer, from theft. Secure Pakistan is developing IT service labs for forensic investigation, CERT (Computer Emergency Response Team), 24/7 security surveillance, and cyber crime awareness training. NetSol has established partnerships with other global information security consulting companies, including US based Business Automation Consultants, Australia based IT Butler, and Pakistan based NIMIS. INFOSEC is partnered with global giants including IBM Internet Security Systems and Kaspersky Labs.

Software Process Improvement Consulting is provided by NetSol to companies in Pakistan through an independent division. The division provides quality engineering and related consulting services to technology companies. The services include: consultancy, facilitation services and implementation support for CMMi; appraisal, including SCAMPI (Standard CMMi Appraisal Method for Process Improvement), SCAMPI Appraisal Team Member Training and, Pre Appraisal; and, training through training services, formal courses, workshops and seminars. All of these activities are broadly developed under the guidelines of SEI based CMMi processes as well as the information security consulting practices. Currently, NetSol is the only company authorized by Pakistan Software Export Board (PSEB) for BS7799/ISO 27001 consulting practices in Pakistan.

Our Outsourcing Services have included two major initiatives: the joint venture with Innovation Group PLC (previously referred to as “TiG”), known as NetSol Innovation Pvt. Ltd, or Extended Innovation, and accounting outsourcing services. The Extended Innovation model is discussed on page 12 of this report. NetSol Accounting Services Division was established to take advantage of the lucrative BPO market for accounting services. The division started operations with a pilot project for a well established and high profile accountancy firm in Australia. A proof of concept has been obtained, and NetSol is now in the process of marketing and maturing leads from high profile clients in Australia, North America and Europe.

The NetSol Defense Division (NDD) was founded in 2005 to take advantage of its coordination with the Pakistani Defense Sector. NDD specializes in providing solutions for improvement and optimization of operations of the defense and military forces. With a unique blend of experienced and highly skilled IT specialists and managers, and most importantly the domain experts from the Defense Sector itself, NDD has the critical task of ensuring that the solutions provided are focused and need-specific to the requirements as well as the technological advancements in the sector around the globe. Operating through the NDD R&D Lab, which is strategically located in Rawalpindi, for closer coordination with various defense organizations stakeholders and to establish an operations center and simulation lab, NDD is involved in R&D activities, as well as project management for various on-going and potential projects including Command & Control Applications, Capacity Building projects, Infrastructure development for multiple offices within the Ministry of Defense as well as GIS based applications integration with different solutions. Projects currently undertaken by NDD are: Unit Management System, an initiative for the automation of administrative functions for the Pakistani Army, helping to realize the Army’s key objective of improving productivity and efficacy of the units of the Pakistani Army; Academy Information Management System for the Pakistan Military Academy, one of the top rated military institutes in the world; and, Network Centric Warfare (NCW) working to provide an information grid which provides a seamless integration of sensors, weapons, and decision makers through a common operating environment and mission applications built in compliance with laid down inter-operability standards.

Our Products

LeaseSoft

The Company develops advanced software systems for the lease and finance industries. In addition to services, our product offerings are fashioned to provide a Best Product for Best Solution model. Our offerings include our flagship global solution, LeaseSoft. This product is complementary to and can be used with all of our regionally developed solutions such as LeasePak in North America and LeaseSoft Asset in Europe.

LeaseSoft, a robust suite of four software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The Company’s over eight years of effort resulted in over 60 modules grouped in four comprehensive applications. The four software applications under LeaseSoft have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.

The constituent software applications are:

• Credit Application Processing System (CAP). LeaseSoft.CAP provides companies in the financial sector an environment to handle the incoming credit applications from dealers, agents, brokers and the direct sales force. LeaseSoft.CAP automatically gathers information from different interfaces like credit rating agencies, evaluation guides, and contract management systems and scores the applications against defined scorecards. This automated workflow permits the credit team members to make their decisions more quickly and accurately. Implementation of LeaseSoft.CAP dramatically reduces application-processing time in turn resulting in greater revenue through higher number of applications finalized in a given time. LeaseSoft.CAP reduces the probability of a wrong decision thus, again, providing a concrete business value through minimizing the bad debt portfolio. LeaseSoft.CAP is a database independent online system developed in Microsoft's .Net framework. Toyota Leasing Thailand and BMW Financial Services China are the first two clients of LeaseSoft.CAP. It can be run from any PC with normal specifications, which is a key benefit for clients.

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

• Wholesale Finance System (WFS). LeaseSoft.WFS automates and manages the floor plan/bailment activities of dealerships through a finance company. The design of the system is based on the concept of one asset/one loan to facilitate asset tracking and costing. The system covers credit limit, payment of loan, billing and settlement, stock auditing, online dealer and auditor access, and ultimately the pay-off functions. A separate online add-on module, Dealer & Auditor Access System (DAS), allows dealers to view their outstanding limits and current asset-wise balances through an interface with the finance company. LeaseSoft.WFS consists of the following four modules: Credit Request Management Module (CRM); Loan Management Module (LMS); Stock Auditing Module (SAS); and Billing & Settlement Module (B&S).

• Fleet Management System (FMS). LeaseSoft.FMS is designed to efficiently handle all fleet management needs. FMS is easily integrated with LeaseSoft.CMS and WFS as well as with any third party contract management system to ensure a single comprehensive system. FMS’ key features include: a detailed tracking information on every driver and vehicle; customizable reports; periodic reporting on fleet related aspects; internet based access to information; integration with third party software; and, linkage to GPS for real time tracking. Although only recently added, NetSol has already signed an agreement for FMS with a major automotive company in the Asia Pacific region.

Implementation Process

The implementation process normally spans three to six months. NetSol derives its income both from selling the license to use the products, as well as, from related software services. The related services include requirement study/gap analysis, customization on the basis of gaps development, testing, configuration, installation at the client site, data migration, training, user acceptance testing, supporting initial live operations and, finally, the long term maintenance of the system. Any changes or enhancement done is also charged to the customer. In the requirements study/gaps analysis, the NetSol LeaseSoft team goes to the client site to study the client’s business and functional requirements and maps them against the existing functionality available in LeaseSoft. With the maturing of our products, free requirement studies tend to yield few, if any gaps. The development cycle that follows the gaps analysis takes place through our development facility in Lahore. The highly parameterized LeaseSoft solutions are configured to meet the clients’ requirements. This is followed by thorough testing, which takes place at our development facility, while some of these steps may also be carried out at the clients’ locations. Based on successful testing, the system is installed at the client’s site. When required, this involves migration of date from an older system to the LeaseSoft database. Successful installation is followed by user and administration training. Both functional and business users are involved. After training, user acceptance testing is conducted, where client’s nominated staff, along with NetSol consultants, tests the system against business requirements. Upon acceptance, the systems in then considered ready for normal business use. LeaseSoft is a mission critical software, and the entire business operations of our clients hinge on successful performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all of the above steps is priced to bring value to our customers and increase our profitability from our interactions.

Pricing and Revenue Streams

The company’s LeaseSoft revenue streams occur through the following three main areas: product licensing, implementation related services, and maintenance and support related services. License fees can vary generally between $500,000 up to $1,000,000 per license per module. There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the company; number of business users; and, branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. However, revenue from sale of licenses with major customization, modification, and development is recognized on a percent of completion basis. Implementation related services, including gap analysis, user acceptance testing (UAT) and data migration (where required). Maintenance and support related services are then provided on a continued basis. Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of “Unit of Work Completed.” The annual maintenance fee, which usually is an agreed upon percentage of overall monetary value of the implementation, then becomes an ongoing revenue stream realized on yearly basis.

Growth Prospects for LeaseSoft

As a marketing strategy NetSol is preparing a lighter version of LeaseSoft to target companies with simpler business models. LeaseSoft is highly modular. Hence various sets of functionalities can be used against the restricted requirements of the client. The first deployment of this lighter version is currently being carried out in Mauritius, for Mauritius Commercial Bank. NetSol has also provided the option of using its LeaseSoft application on monthly rental basis to those organizations which are small in size or have small turnover. This facility is initially provided to Australian Motor Finance (AMF). AMF is a sub-prime lender in Australia. NetSol has provided them LeaseSoft Proposal Management System and LeaseSoft Contract Management System.

An important component of the growth strategy for LeaseSoft is to extend its customer base to include newer geographic markets. The belief that it is a highly flexible solution for the global markets is borne out by this year’s major breakthrough of the product’s entry into the Middle East market with the signing of a contract with one of the largest leasing companies in the region. Al Amthal Leasing is the latest addition to our impressive customer list. The Company sees this as a first major step in developing a market for LeaseSoft in the Middle East. This will also help our product achieve a greater relevance to this market by incorporating features that correspond to the Islamic/Arab financial requirements.

In its existing markets, LeaseSoft is already establishing itself as a leading product catering to the business needs of major blue chip companies. Its current client base includes Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank of Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, BMW Financial Services in China and Al Amthal Leasing Saudi Arabia.

In addition to the confidence of its customers, the product has also won a major regional award, the Asia Pacific ICT Alliance Award for the best financial application for the year 2007. This prestigious award is testimony to the maturity and quality of LeaseSoft.

NetSol maintains a LeaseSoft specific product website www.leasesoft.biz. This product website is also available in the Chinese and Thai languages at http://www.leasesoft.biz/chinese and http://www.leasesoft.biz/thai, respectively.

Our Operations

NETSOL PK

Our off-shore development center, and indeed the center of the Company’s services and software operations, is headed by former President of NetSol and current Chief Executive Officer of NetSol Technologies Limited (“NetSol PK”) (the Company’s Pakistan subsidiary), Salim Ghauri. The Asian continent, Australia/New Zealand, and the Middle East, from the perspective of LeaseSoft marketing, are targeted by NetSol Technologies from its Lahore subsidiary, its offices in Australia, Thailand and Beijing, China. NetSol PK has continued to grow its service contracts within the local Pakistani public and defense sectors. An important aspect of these contracts is that not all of them focused solely on software development and engineering.

This year, NetSol PK has continued to provide both consultancy services to organizations so as to improve their quality of operations and services and, winning strategically important assignments with the E-Governance domains for organizations of national significance in Pakistan. These clients include private as well as public sector enterprises.

IT Consulting & Services

As part of the Company’s Global Business Services strategy, each subsidiary adheres to the BestShoring provides BestSolutions™ model. While NetSol PK is the center of the Company’s global services offerings, the services provided by NetSol PK further expound on that model and other services unique to NetSol PK. IT Consulting & Services in Pakistan has included a first entrant advantage into the e-government sector for both provincial and federal governments and armed forces automation projects. Over the past four years, NetSol PK has been actively involved in the e-government domain helping Federal & Provincial Governments of Pakistan and other public sector organizations. Major projects include: Electronic Credit Information Bureau; Office Automation of the National Assembly & Senate and Prime Minister’s Secretariat; and such turn-key solutions as the Automation of the Hajj wing, and, Automation of the Karachi Patent Office. The development of solutions for clients has resulted in the development of vertical offerings catering to various industries and accordingly, diversifying NetSol’s offerings. These verticals have been used successfully in Pakistan to provide services for the Motor Transport Management System, Land Record Management System, Legislature, Healthcare, computer based trainings/e-Learning, E Government and Defense.

Products

In addition to LeaseSoft, which has a global reach, NetSol PK has developed several products for use in Pakistan for the purpose of automating the country’s vital processes. While developed for this particular market, the products may be used in other countries or for other customers.

LRMIS

In an agricultural country like Pakistan, land is the primary source of revenue. Land records are currently maintained manually so there is no consistency, accuracy and timely availability of the required record. According to a joint report by National Database and Registration Authority (NADRA), Pakistan and World Food Program (WFP), Pakistan, this existing land revenue management system is more than two hundred years old and is not fulfilling the changing demands of time and new local governance system of Devolution properly.

A well planned solution requires easy identification, access, smooth data entry and complete tracking of the entered transactions. With the growth and usage of "e" in contemporary business practices, new challenges have emerged in managing secure access to the authentic data and e-resources, which are scattered across a wide range of internal and external computing systems. This challenge needs quick address in today's competitive economic scenario wherein intellectual and knowledge capital directly translates into exponential growth for the country.

NetSol’s LRMIS is a thin, client web based solution and developed after thorough evaluations of existing manual system and client/user needs, detailed system analysis and process flow definition. It ensures that only authentic employees and individuals can access the application on the privileged areas assigned by the administrator over the internet/Intranet. NetSol has obtained the pilot project for LRMIS, a World Bank funded initiative. There is a major upside in Punjab with implementations in 34 districts. Moreover, opportunities exist in Sindh and Islamabad Capital Territory.

NetSol understands the power of information and complexity of land record system and the user/client needs. For this purpose, NetSol provides its LRMIS by combining technical, operational and domain expertise with proven approaches of analysis, plan, design and implementation to provide an effective solution using IT-enablement in a field where its need its hugely felt.

MTMIS

A few years ago, NetSol PK took the initiative to invest into the Motor Transport domain. Starting with a small implementation, today NetSol has multiple implementations in several parts of the country with ample opportunities available in the future. MTMIS is a customized application envisioned and developed wholly by NetSol as an end-to-end solution of citizens’ vehicles security and information management. Project implementations include the Provinces of Punjab, AJK and NWFP alongside Islamabad Capital Territory. Future opportunities exist in Baluchistan and Sindh for this solution. The system has provision for onsite access to the traffic police records via PDAs and smart cards, onsite verification of any vehicle’s environmental friendly status and road side authorization of driver licenses.

It is significant to note that while in developed countries the elements of the system lie in “islands of data” under the various Authorities and Geographical Domains and have been linked together to create the central data warehouse; the NetSol solution is the first concept and proven practical solution for the Emerging and Developing countries. It enables an approach, which seeks to introduce and implement the different elements or modules as an integrated and total solution, in which modules have been clearly designed to work independently but enmesh and provide the complete management and administration environment.

HOSPITAL MANAGEMENT INFORMATION SYSTEM.

The global healthcare industry is growing at a fast rate and is one of the areas that have the most urgent need of automation. NetSol understands this need and has developed a strategic collaboration with Shaukat Khanum Memorial Cancer Hospital as part of a long term commitment for IT development in the global Health Sector.

The capability to overlay, analyze, design and reengineer the core of the healthcare processes with a business process management (BPM) suite, encompassing the rules and responsibilities in a manner which facilitates change, new rules, process variations, and scale of deployment, best summarize our combined approach.

NetSol regularly works to fulfill its role as a Technology Partner of the Shaukat Khanum Memorial Cancer Hospital & Research Centre (SKMCH&RC) for a solution that will act as an automated, secure and integrated solution for any hospitals’ clinical, financial and management needs. First implementation is currently underway for a hospital for the armed forces. NetSol’s system includes a clinical module (including outpatient and inpatient management, physician and order management, pharmacy management, radiology, nuclear medicine, pathology and operation theater management); an administrative module; a financial module; and, a research module.

Corporate Social Responsibility

Literacy Program—NetSol has launched a “Literacy Program” to educate low paid illiterate employees of the organization. The main objective of this program is to enable these resources to acquire basic reading, writing and arithmetic skills. The first phase of the plan is nearing completion with astounding accomplishments; the people who could not even write a single word are now able to write complete letters within a span of 6 months. This initiative has been extremely successful and NetSol intends to further support this program.

Noble Cause Fund—A noble cause fund has been established to meet medical and education expenses of the children of the low paid employees. NetSol employees voluntarily contribute a fixed amount every month to the fund and the Company matches the employee subscriptions with an equivalent amount contribution. A portion of this fund is utilized to support social needs of certain institutions and individuals, outside NetSol.

Day Care Facility—NetSol’s human resources are its key assets and thus the company takes numerous steps to ensure provision of maximum comforts. Recently, a Child Day Care facility has been created in close proximity to work premises with all essential staff and equipment. Married female employees are offered an opportunity to entrust complete care of their young ones to trained and experienced staff. Child day care allows female employees to pay unhindered focused attention to work requirements while their child remain safe and comfortable. Premises and environment are neat and clean with all basic needs fulfilled to ensure complete care of the children.

Preventative Health Care Program—In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against Hepatitis – A/B, Tetanus, Typhoid and Flu, etc. This is a regular annual immunization program to keep employees healthy.

NetSol Corporate University—This year, NetSol undertook a new initiative by establishing NetSol Corporate University (“NCU”) for developing human resources at NetSol. A need was felt to further develop and retain the talent at hand through strategic learning interventions to respond to growing competition and challenges.

The mission of NCU is:
▪ To discover, develop, and deploy the talent at Netsol
▪ To nurture leadership in people and processes
▪ To explore and develop capable backups for positions critical to organizational continuity

NETSOL TECHNOLOGIES NORTH AMERICA, INC.

The operational assets of NetSol Technologies North America, Inc. (“NTNA”) were initially integrated into the Company in 2006 as a result of the acquisition of McCue Systems, Inc. The NTNA division has been headed by Mitch Van Wye as Chief Operating Officer since October 2007. The division has been restructured and reorganized both at the management and business levels with several new senior sales and marketing personnel replacing less senior personnel in the third and fourth quarters of 2008. With the formal integration and better positioning into the global market complete, the Burlingame staff is now moving to newly leased offices in Emeryville, California by Fall 2008.

NTNA provides client requirement-based solutions across multiple technology practices, in both the public and private sectors, with the largest practice being the leasing technology vertical. NTNA offers development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. NTNA’s product, LeasePak, can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. For scalability, NTNA offers LeasePak Editions for systems and portfolios of virtually all sizes and complexities. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. NetSol customers include such companies as Hyundai, JP Morgan/Chase, KeyCorp Leasing, City National Bank, Terex Corp., National City Capital Corp., ORIX, and Volkswagen Credit.

Services

NTNA has released a full suite of Global Business Services outsourcing services and customized development solutions, initially focused on the North American equipment finance technology market. The services offering will leverage 30 plus years of equipment leasing and lending experience. While the division's Client Consulting Services department has long offered NTNA customers a range of business process engineering services, the new offering package will greatly expand the menu of available services to meet market needs. New services to be offered will include customized application development, a full range of Quality Assurance (QA) services, customized strategic report design, and business intelligence tool development. Leveraging well-established relationships with users of the division's flagship application, the Global Business Services team will market to these existing customers, then to adjacent groups within customer organizations, eventually building out to a full, industry-wide sales and marketing strategy.

In leveraging the Company’s global footprint, blue chip customer base and BestShoring initiatives, we believe NTNA provides an integrated North American presence to our global offering of software and services based solutions to the lease and finance industry. Not only does this provide a U.S. base of operations and footprint for NetSol, but makes NetSol the only company focusing on the commercial and consumer lease/finance marketplace with actual live implementations within nearly every region of the globe, including, U.S., Canada, Europe, Asia-Pacific and the Far East.

LeasePak

As part of NetSol’s Financial Suite (NFS) of products, NTNA has and continues to develop the LeasePak Productivity modules as an additional companion set of products to operate in conjunction with the LeasePak licensed software. This toolset enables the LeasePak user to leverage the power of the system to streamline originations, integrate the dealer/vendor network, automate documentation, enhance customer service, manage risk, and control infrastructure overhead. In early 2008, LeasePak 6.0b was released for general availability and has gone into production.

The components of the LeasePak Productivity Suite include but not limited to:

Channel IT– A web-based front end origination channel manager, ChannelIT provides a browser-based origination tool for use by the remote sales force as well as the broker/dealer network and vendor partners. Using ChannelIT’s seamless interface to LeasePak, contract originators and operational personnel have instant access to credit information, terms, and conditions, reducing acceptance times and eliminating costly data re-entry.

Link IT– A toolkit of application interfaces to streamline the integration of the LeasePak lease portfolio management system with best-of-breed third-party tools and enterprise applications. Designed to work with web services as well as with the client-server architecture, LinkIT streamlines application integration and reduces version-maintenance overhead.

Doc IT– The integrated document generation for LeasePak auto-generates the letters and documents required to book and finalize a deal. Using customer private-label graphics and customer existing document formatting, LeasePak generates letters and documents, delivers them, and archives them for instant access throughout the life of the contract, asset, and customer relationship.

View IT– A complete business intelligence toolset to give the customer the information required to monitor its lease/loan portfolios. ViewIT provides streamlined strategic reporting, easy-to-use ad-hoc reporting, plus a data warehouse and executive dashboard to identify trends, manage risk, and assure compliance for using real-time strategic information.

Serv IT– LeasePak’s customer web portal enables users to offer customers the convenience of web-based account self-management. The lessor benefits from reduced help desk costs as customers use the web to, amongst other tasks, check payments, update account information, and request payoff quotes.

AcquireIT – A powerful data management and business development tool that enhances the ability of LeasePak users to generate business with each other. This add-on allows equipment leasing entities to greatly reduce the overhead in time and resources required to buy and sell aggregated contracts and/or portfolios, giving LeasePak users a competitive advantage over users of other portfolio management systems.

With the release of LeasePak 6.0b, users have new options for navigation and reporting. Additionally, new capabilities have been incorporated into the product: Business Development Module which streamlines the exchange of aggregated finance contract portfolios between LeasePak users; Commercial Lending Module which adds core functionality for the management of commercial loans; and, Asset Focus Module which provides new options for users to enhance asset accounting and reporting options.

NETSOL TECHNOLOGIES EUROPE, LTD.

Headed by Naeem Ghauri as President and as a director of NetSol, NetSol Technologies Europe, Ltd (“NetSol Europe”) has been an integral part of the Company since February 2005 when NetSol acquired 100% of CQ Systems Ltd., (“NTE”) an IT products and service company based in the UK. As a result of this acquisition, NetSol has access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol has leveraged NTE’s knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe. NTE’s strong sales and marketing capability would further help NetSol gain immediate recognition and positioning for the LeaseSoft suite of products.

Product Portfolio

NTE’s recent LeaseSoft win with a major European bank is a strong vindication of our strategy to leverage our global expertise to develop and market regional solutions while successfully servicing our clients’ specific needs. Our LeaseSoft solutions, with enhanced business coverage for the European markets, are geared to provide a quick return on investment to our clients as well as generate a new revenue driver for the group. The new European LeaseSoft multi-product portfolio has gathered strong initial traction, in a relatively short time, and reflects the growing strength of our product and customer presence in Europe.

A part of NTE’s successful integration has included the continued leverage of the Company’s high quality but lower cost resources in its offshore development center in Lahore, Pakistan. This phase of the transition plan has been completed whereby a dedicated team of software engineers and testers have been trained on NTE product suite and most of the quality assurance, documentation and some of the NTE products core software development activities have been transitioned to Lahore. NTE has been able to implement significant productivity and cost improvements which have included realizing the higher level of cost efficiencies of using the Lahore offshore facility for software development and quality assurance.

Like all NetSol companies, NTE has seen its sales and revenues focus increasingly on total client services rather than on a purely, one-off, product based model. Roughly two-thirds of the new sales for NTE came from products which did not exist when the company was purchased by NetSol. The total client services model has seen an expansion from a solely back office based product to a greater front office focus. This front office focus tends to be highly customized as the initial interface for the customer. NTE’s auto decision component was developed sooner than any competitors and together with its web-based portal, is one of the many front ends solutions that NTE has implemented.

In addition to offering all NetSol products, NTE products include: LeaseSoft Portal- introduced to support online access to proposals and for the foundation of web-based origination systems; LeaseSoft Document Manager- introduced to facilitate the automation production and distribution of proposal documentation, including indexation and branding of all outboard and inbound documents; LeaseSoft Auto-Decision Engine- developed to provide automation of credit checking and underwriting for standards based financial products; LeaseSoft EDI Manager- introduced to facilitate process automation between business introducers and funders; and, Evolve- launched to provide an entry level software package for own book brokerages and small to medium size funders.

NTE has recently performed significant updates on the Core product and customer systems to ensure compliance with the onerous CCA2006 legislation. NTE has further implemented significant development enhancements, including a major development for the collections module with significant automation of the arrears handling and collections.

Enterprise Services

Following the establishment of NTNA’s recent services offering, NTE launched its Enterprise Services division this year to leverage both its offshore IT and Business Process Outsourcing capabilities. This move into outsourced services is seen as strategic to the future growth of NetSol.

NetSol office in Beijing, China

As part of its growth strategy and in view of the desire to serve its markets better, NetSol established a sales office in Beijing, China. This office is both a sales and marketing location and a liaison office for the Company’s ongoing operations and implementation services for Daimler Financial Services, BMW and other clients in the country. The office is managed by NetSol PK.

NetSol’s office in Bangkok, Thailand

To further strengthen its presence in the Asia-Pacific market, and to provide exclusive services to its clients, the company has recently established a support office at a prime location in Bangkok, Thailand. The office has a working area of 87 sq. m. Its core responsibilities are to enhance business through targeting potential customers and providing technical support to the company’s existing clients in Thailand.

NetSol Office in Australia

NetSol also maintains a presence in Australia to serve its customers such as Mercedes Benz Financial Services, Yamaha, and few other Fortune 500 auto manufacturers in Australia and New Zealand. Given the potential of this market, and the company’s strategic focus on it, it plans to build a bigger presence through a permanent office space.

NetSol Office in the United Arab Emirates

As a follow to NetSol’s recent listing of its shares of common stock on the Dubai International Financial Exchange (the “DIFX”), NetSol has committed to opening an office in the United Arab Emirates. The office will operate both as sales and support office for the Company’s Middle East customers.

Status of New Products and Services

InBanking™

The Company’s banking solution is currently being marketed in the European region by NTE.

With the acquisition of Pearl Treasury System in 2003-2004, whose product offering is now referred to as InBanking™, the Company expands its menu of software into the banking and other financial areas.

The Pearl Treasury System (“PTS”) was originally developed on two tier client server technologies and was designed to provide full process automation and decision support in the front, middle and back offices of treasury and capital markets operations. On an internal review of PTS post acquisition, it was decided to re-write the system within .NET technologies, bringing the system into the leading edge n-tier/browser-based environment. The project name for this program is InBanking™.

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

NetSol Technology Institute

Recently started by the Company, and formerly NetSol Omni, the NetSol Technology Institute (“NTI”) has been started with the goal of playing a vital role in the transition phase of the Pakistan IT industry by creating a pool of skilled IT human resources. NTI is aimed at building a strong educational base, initially as an institute, then branching out either as a wholly owned chain or franchise. NTI offers specialized career oriented trainings and workshops on the latest tools and technologies. The curriculum is based on current and future industry needs and resource requirements. The instructors are industry practitioners sharing their personal experiences during the training. NTI delivers training on different platforms including in-house training and third party arrangements. We hope to enter into collaborations with international industry consortiums such as the American Society for Quality for endorsement of our trainings.

To meet the current supply shortage of IT technicians, NTI has initiated an innovative certification called STC to bridge this divide between demand and supply. STC is a fast track, 1 year certification aimed at producing technicians that can be used by the IT industry.

Outsourcing Services-NetSol-Innovation (EI)

In November 2004, the Company entered into a joint venture agreement with the Innovation Group (formerly referred to as TiG), (“TiG”) whereby the TIG-NetSol (Pvt) Ltd., now NetSol-Innovation (Pvt) Ltd., (“EI”), a Pakistani company, provides support services enabling TiG to scale solution delivery operations in key growth markets. TiG-NetSol operations are centered in NetSol’s IT Village, Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding. The outsourcing model between TiG and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), technical communication as well as project management for TiG software. Today, NetSol has developed extensive expertise across the insurance domain and has become a center of excellence.

Initiated with a 10 person outsourcing team in Lahore in February 2005, this arrangement has extended to a 130 person team in June 2008 with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from Innovation Group. Prominent Innovation Group’s customers being serviced from Lahore include Allstate Insurance Canada, Avis Budget Car Rental Group USA, Norwich Union UK, Hertz UK, Aviva Canada, Erinaceous UK and many others. Backed up by a dedicated 4Mbps fiber optic link and an additional 2Mbps wireless backup link for communication and teleconferencing, this arrangement allows NetSol's human resources to efficiently and effectively respond to additional outsourcing and offshore configuration work.

Growth through Acquisition and Alliance

The acquisitions of CQ Systems, Ltd. in 2005 (now “NTE”) and McCue Systems, Inc. in 2006 (now “NTNA”), finalized the implementation of our mergers and acquisition plan developed in mid-2004. In this plan, NetSol management identified mergers and acquisitions as potential methods of capitalizing on the demand of the Company’s flagship product, LeaseSoft, on infiltrating previously untapped or under-tapped markets, and as a means of launching its treasury banking software systems. The completion of these acquisitions provides NetSol with positioning as the only software supplier in the leasing space with a global footprint of installed customers in each geographic region throughout the world. This, together with the visible turnaround in the services and outsourcing sectors in global markets, led to a growth strategy encompassing both organic growth and mergers and acquisitions.

The Company continues to explore mergers and acquisition opportunities with a focus on strategic acquisitions that provide immediate, strong, bottom line benefits. Management believes that an ideal target will fulfill one or many of these criteria: geographic synergy/providing a foot print in a market; unique and/or complimentary product lines; provide additional, and cost effective development hubs, or complimentary or target customers in a previously untapped market. While there is no guaranty that an acquisition which appears to be sound will ultimately benefit the Company, management continues to analyze the price, value and market of any potential target. The model of targeting well established, profitable product companies, within NetSol’s domain, management believes, has proven successful with our recent acquisitions. Management believes this model can be replicated over the next three years.

Growth through Establishing Partner Networks

NetSol is well aware that market reach is essential to effectively market IT products and services around the globe. For this purpose, the Company is looking forward to establishing a network of partners worldwide. These companies will represent NetSol in their respective countries and will develop business for NetSol. Keeping these strategic objectives in view, NetSol has entered into a mutually non-exclusive agreement with Singapore Computer Systems (“SCS”) that allows SCS to market LeaseSoft in the entire Asia Pacific region.

NetSol is a member of the world’s largest equipment leasing association, the Equipment Leasing and Finance Association of North America or ELFA. Boasting more than 1,000 members, the ELFA is a strong presence in the $250 billion North American market.

Strategic Alliances

With its leadership position in technology and software development in Pakistan, NetSol has been actively involved in a number of partnerships with multiple international entities and corporations. These include joint ventures, systems integration, local services, as well as consulting for large enterprises. Some of NetSol’s partners in Pakistan are:

• OracleMicrosoft Gold Partner
• IBM Business Partner
• Sun Microsystems
• HP DSPP Partner
• Daimler Financial Services
• Innovation Group PLC UK
• GE
• Software Engineering Institute
• Kaspersky Lab
• SAP
• Business Objects
• IBM-Internet Security System
• REAL

U.S. and UK partners include Real Consulting, Field Solutions, Group 88 and Lease Dimensions.

Daimler Financial Services (“DFS”) Asia Pacific has established an “Application Support Center (ASC)” in Singapore to facilitate the regional companies in LeaseSoft related matters. This support center is powered by highly qualified technical and business personnel. ASC LeaseSoft in conjunction with NetSol Technologies Ltd. Lahore are supporting DFS companies in seven different countries in Asia and this list can increase as other DFS companies from other countries may also opt for LeaseSoft. In July, 2008, the Company entered into a new Frame Agreement with Daimler Financial Services AG (“DFS”) for Asia Pacific and Africa region. This agreement, which serves as a base line agreement for use of the LeaseSoft products by DFS companies and affiliated companies, represents an endorsement of the LeaseSoft product line and the capabilities of NetSol to worldwide DFSentities. This continued endorsement has had a tremendous impact on our perspective customers, it has helped our sales and Business Development personnel to market and sell our LeaseSoft solution to blue chip customers around the world. This relationship has resulted in new agreements with DFS and has served as a marketing source which has resulted in agreements with companies such as Toyota and BMW.

NTE’s strategic relationship with Field Solutions provided the Company with the opportunity to increase product sales of Evolve, particularly for brokers looking to start their own book. The Field Solutions strategic relationship has now been expanded through collaboration on Sales Pricing Tools to facilitate tax based leasing operations in the middle to big ticket market segment, further extending the regions’ product and market reach.

Technical Affiliations

The Company currently has technical affiliations such as: a MicroSoft Certified GOLD Partner; a member of the Intel Solution blueprint Program; IBM Business Partner and, an Oracle Certified Partner.

Marketing and Selling

The Marketing Program

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2008 and beyond. The Company is aggressively growing the marketing and sales organizations in the United Kingdom, in conjunction with NTE, in Pakistan with NetSol PK and, with NTNA in the Americas. Management believes that the year 2009 will follow 2008 and 2007 as a year for continued growth, the launching of footprints in new markets, such as the Middle East, South and Central America, and penetration of established markets such as North America, Asia Pacific and Europe.

While affiliations and partnering resulted in potential growth for the Company, marketing and selling remain essential to building Company revenue. The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting, software solutions and business process outsourcing. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website and, also engineers and oversees central marketing and communications programs for use by each of the business units.

A number of new marketing initiatives have either been launched or are in the pipeline. These programs are designed to create brand awareness and to deliver our message directly to our target group. As the company has evolved in the past few years, the number of solutions and service offerings has grown manifolds. The depth and breadth of our products and services would be more effectively marketed by participation in more industry events, advertising, holding seminars, delivering keynote addresses and creating more channel distribution. Our key marketing initiatives have been designed to transition the brand equity built by the NTNA and NTE brands to the Company as a whole.

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

Geographically, NetSol has operations on the West Coast of the United States, Central Asia, Europe, and Asia Pacific regions and is planning to establish an office in the United Arab Emirates as part of its Middle East strategy. NetSol took the initiative as the first US Nasdaq listed company to dual list on the DIFX in Dubai. This move was primarily to introduce NetSol to the potential of the very rich Middle Eastern countries. By design, NetSol has increased its brand recognition in one of the most vibrant and dynamically growing regions.

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

The Asian continent, Australia and New Zealand, from the perspective of LeaseSoft marketing, are targeted by NetSol Technologies from its Lahore subsidiary, its offices in Beijing, and it’s newly opened business and technical support office in Bangkok, Thailand. NetSol UK through its base in Horsham, United Kingdom, focuses on the European market. The marketing for LeasePak and LeaseSoft in USA and Canada is carried out directly by the North American division.

NetSol has established a strategy to aggressively market LeaseSoft in various regions of the world. As part of the strategy, NetSol has forged alliances with reputable IT companies and has already appointed distributors in Singapore and Greece. NetSol has entered into a mutually non-exclusive agreement with Singapore Computer Systems (SCS) that allows SCS to market LeaseSoft in the entire Asia Pacific Region. Furthermore, NetSol is looking forward to developing partner networks all across the world with reputable companies.

During the last two fiscal years, the Company's revenue mix by major markets was as follows:

	2008	2007
Asia Pacific Region (NetSol PK, NetSol-Innvation, Abraxas)	66.01%	61.04%
Europe (NTE, UK Ltd.)	20.95%	18.72%
North America (NetSol Technologies, Inc., NTNA)	10.83%	16.92%
Telecom Sector (NetSol Connect)	2.21%	3.32%
Total Revenues	100.00%	100.00%

Fiscal Year 2007-2008 Performance Overview

The Company has effectively expanded its development base and technical capabilities by training its programmers to provide customized IT solutions in many other sectors and not limiting itself to the lease and finance industry.

NetSol Technologies Ltd. (“NetSol PK”)
Our off-shore development facility continues to perform strongly and has enhanced its capabilities and expanded its sales and marketing activities. The Lahore operation supports the worldwide customer base of the LeaseSoft suite of products and all other product offerings. NetSol has continued to lend support to the Lahore subsidiary to further develop its quality initiatives and infrastructure. The programming and development facility in Pakistan, being the engine which drives NetSol worldwide, continues to be the major source of revenue generation. The Pakistan operation contributed 54% of the 2008 revenues with $19.6 million in revenues for the current year with a net profit of $9.8 million before adjusting the minority interest. This was accomplished primarily through export of IT services and product licensed to both the domestic and overseas markets.

While available to support its product and services base on a world-wide basis, NetSol PK’s selling and marketing efforts are focused on Asia Pacific, China and Middle East. In China, the company has established a business office in the capital city of Beijing from which it expects to have more business in the future. Business offices in Bangkok, Thailand and Australia have been added in order to provide business and technical support for the Company’s customers.

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

Its current client base includes Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank of Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, BMW Financial Services in China and Al Amthal Leasing Saudi Arabia.

Information technology services are valuable only if they fulfill the business strategy and project objectives set forth by the customer. NetSol’s expert consultants have the technical knowledge and business experience to ensure the optimization of the development process in alignment with basic business principles. The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers' strategic objectives. Services customers include:

Netsol Technologies Europe, Ltd. (“NTE”)

In February 2005, NetSol acquired 100% of CQ Systems Ltd., (now NetSol Technologies Europe, Ltd. “NTE”) an IT products and service company based in the UK. As a result of this acquisition, NetSol has access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol plans to leverage NTE’s knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe.

NTE’s integration has included the continued leverage of the Company’s high quality but lower cost resources in its offshore development center in Lahore, Pakistan. This phase of the transition plan has been completed whereby a dedicated team of software engineers and testers have been trained on the NTE product suite and most of the quality assurance, documentation and some of the CQ products core software development activities have been transitioned to Lahore. NTE has been able to implement significant productivity and cost improvements which have included realizing the higher level of cost efficiencies of using the Lahore offshore facility for software development and quality assurance.

NetSol Technologies Limited, the Company’s original UK subsidiary, is responsible for the Company’s activities in the Middle East region; plus ongoing marketing and sales of the LeaseSoft portfolio of leasing solutions and NetSol’s range of on and off-shore IT services. The Company plans to integrate this entity with NTE and merge the Mid East business with the upcoming Dubai operation.

The combined NTE group contributed approximately $7.7 million in revenues during the current fiscal year or 21% of the Company’s revenues. The total net income was, approximately, $1.8 million.

A few of NTE’s recent accomplishments include:

•
In collaboration with its strategic partner Real Consulting Information Systems S.A. of Athens, Greece ("Real Consulting S.A."), signed an agreement with a major European Bank to implement LeaseSoft within its growing financial leasing unit. The Bank is an international banking organization that offers its products and services both through its network of over 1,500 branches and points of sale and through alternative distribution channels.

•
Kaupthing Singer and Friedlander goes live in February 2008 with the full web based proposal management and credit underwriting solution, a complete replacement of the web front end with an NTE product

•	BNP Paribas LG NL goes live in May 2008 with LSA
•	Venture Finance goes live in December 2007
•	Execution of a reseller’s agreement for LeaseSoft Asset with a strong software provider in Africa

NetSol Technologies North America (“NTNA”)

NTNA provides the leasing technology industry in the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. NTNA customers include such companies as Hyundai, JP Morgan/Chase, KeyCorp Leasing, City National Bank, Terex Corp., National City Capital Corp., ORIX, and Volkswagen Credit.

NTNA contributed approximately $4.0 million in revenues during the current fiscal year or 11% of the Company’s revenues. The total net loss was, approximately, $910,000.

This division underwent restructuring and reorganization in June 2008. Due to change of senior management in 2008, the new business activity slowed down while the maintenance revenue continued.

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group (formerly referred to as TiG, (“TiG”) whereby the TIG-NetSol (Pvt) Ltd., now NetSol-Innovation (Pvt), Ltd., (“EI”), a Pakistani company, provides support services enabling TiG to scale solution delivery operations in key growth markets. TiG-NetSol operations are centered in NetSol’s IT Village, Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding. The outsourcing model between TiG and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), technical communication as well as project management for TiG software. Today, Netsol has developed extensive expertise across the insurance domain and has become a center of excellence with a 130 person team

The joint venture, NetSol-Innovation, contributed approximately $4.2 million in revenue during the current fiscal year or 11% of the Company’s revenues. The total net profit was, approximately, $2.1 million before adjusting for the 49.9% minority interest in earnings.

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

NetSol Connect (Pvt) Ltd. will continue to seek to grow revenues. The revenue contribution for NetSol Connect during the current fiscal year was $811,000 or about 2% of revenues. The total net loss was $8,800 before adjusting the minority interest in losses.

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

The current LeaseSoft client base includes Daimler Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Mercedes-Benz Finance Japan, Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Mauritius Commercial Bank, Finlease Company Limited, CNH Capital Australia, Fiat Automotive Finance China, Large Automotive Bluechip Company in China and BMW Financial Services in China.

Technology Campus

Due to the Company’s global growth, the NetSol development infrastructure has required expansion. Management and the Board have approved the construction of a new structure behind the current NetSol tower in Lahore.

The original Technology Campus was completed in May 2004 and the Lahore operations relocated to the facilities in May 2004. The facility was formally inaugurated by the former Prime Minister of Pakistan H.E. Shaukat Aziz on March 4, 2005. The campus has been declared a Software Technology Park by the Government of Pakistan. The Government has also financed the linking of the campus with the high speed fiber optic backbone capable of providing 155 MB internet bandwidth. The Internet bandwidth is effectively utilized to offer state of the art video conferencing and VOIP (Voice over IP) facilities for effective and seamless communication with our global customer base. Encompassing a covered area of more than 55,000 square feet and housing over 600 professionals, this is one of the largest such facilities for IT services in the region. During the current fiscal year, NetSol PK needed to expand its space due to its growth. It has made arrangements with the owner of the adjacent land to build an office to the Company’s specifications and the Company agreed to help pay for the development of the land in exchange for discounted rent for the next three years. In addition, NetSol PK has begun work on building a new building behind the current one. The enhancement of infra-structure is necessary to meet the company’s growth in local and international business. In addition to being the headquarters for NetSol’s subsidiaries in Pakistan, it also serves the NetSol group’s global services and products development facility. The CMMi Level 5 rated facility ensures quality engineering practices to its clients across the globe. The campus site is located in Pakistan's second largest city, Lahore, with a population of six million. An educational and cultural center, the city is home to most of the leading technology oriented academia of Pakistan including names like LUMS, NU-FAST & UET. These institutions are also the source of quality IT resources for the Company. Lahore is a modern city with very good communication and solid infrastructure and road network. The Technology campus is located at about a 5-minute drive from the newly constructed advanced and high-tech Lahore International Airport. This campus is the first purpose built software building with state of the art technology and communications infrastructure in Pakistan. The investment made by the company in developing this technology campus is proving to be highly effective in attracting new business not only from global blue chip customers but also from the fast developing Pakistan market.

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

NetSol believes it has gathered, over the course of many years, a team of very loyal, dedicated and committed employees. Their continuous support and belief in the management has been demonstrated by their further investment of cash. Most of these employees have exercised their millions of stock options . Management believes that its employees are the most invaluable asset of NetSol.

Overall, NetSol as a global IT company has over 20% female employees with the biggest concentration in our development facility in Lahore and in the U.S. headquarters. The Company is an equal opportunity employer. Being a successful company with a well respected name in the business community, NetSol encourages its employees to actively participate and contribute to charitable contributions for catastrophic tragedies anywhere in the globe.

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

As of June 30, 2008, we had 959 full-time employees and 38 part-time employees; comprised of 775 IT project and technical personnel in Pakistan, UK, Australia, and US; and 222 non-IT personnel in Pakistan, UK, Australia and US. The non-IT personnel include 43 employees in management, 51 employees in sales and marketing, 28 employees in accounting, 18 in customer support, and 82 in general and administration. None of our employees are subject to a collective bargaining agreement. Our telecom subsidiary NetSol Connect has 78 full time employees based in Karachi, Pakistan, which are included in the total full-time employee count.

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

In the case of LeaseSoft, we compete chiefly against leading suppliers of IT solutions to the financial industry, including names such as Fimasys, International Decision Systems (IDS), Data Scan, CHP Consulting, 3i Infotech, Finnone and Nucleus Software. In the LeaseSoft business space, the barriers to entry are getting higher. The products are getting more cutting-edge, and richness in functionality is paramount. Older companies have prolonged the life of their legacy products by creating web-based front ends, while the core of the systems has not been re-engineered.

In the IT based business services areas, we compete with both smaller local firms and many global IT services providers, including names such as Wipro, InfoSys, Satyam Infoway, HCL and TCS (Tata Consulting).

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

Customers

Some of the customers of NetSol include: Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, BMW Financial Services China and Al Amthal Leasing Saudi Arabia. Volkswagen Credit U.S. & Canada; Hyundai Motor Finance; Keycorp Leasing; Chase Equipment Finance; National City Commercial Credit; City National Bank; and, Terex Corporation In addition, NetSol provides offshore development and testing services to The Innovation Group Plc UK and their blue chip global insurance giants like Allstate, Cendent, etc. The JV with The Innovation Group contributes to about 12% of NetSol’s revenues. NetSol is also a strategic business partner for Daimler (which consists of a group of many companies), which accounts for approximately 5% of our revenue. Toyota Motors (which consists of a group of many companies) accounts for approximately 3% of our revenues. Nissan Auto Finance (which consists of a group of many companies) accounts for approximately 11% of our revenues. However no single client represents more than 10% of the revenue for the fiscal year ended June 30, 2008.

As compared to the previous year, NetSol PK was able to materialize a number of services contracts within the local Pakistani public and defense sectors. In 2008 NetSol PK has continued to make strides in the land recording sector by winning two pilot projects in different cities of Pakistan. This year, NetSol, has gone a step further by providing consultancy services to organizations so as to improve their quality of operations and services in addition to winning strategically important assignments within the E-Governance domain for organizations of national significance in Pakistan, including the Ministry of Health and Establishment Division. Also, Netsol was able to secure a major defense sector hospital for its HMIS solution. Its clients include private as well as public sector enterprises. Also, NetSol was successful in consolidating its standing as one of the preferred solutions provider for the Military sector and Defense organizations. The NetSol service portfolio has now diversified into a comprehensive supply chain of end to end services and solutions catering to BPR, consultancy, applications development, and systems engineering and integration, as well as other supporting processes for turnkey projects.

Web Presence

The Company is committed to regaining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet provides greater convenience and efficiency to customers and, in turn, to the Company. The company maintains two corporate websites, www.NetSoltech.com and www.NetSolpk.com for its Global and Pakistani audience, respectively. The Company also maintains a product specific website for LeaseSoft: www.leasesoft.biz.

NetSol’s software development and SQA team as well as its clients use its web based customer relationship management solution (HelpDesk) for timely and direct communication, as part of providing ongoing support and maintenance services. More details can be found on http://www.netsolhelp.com.

Through the company’s web sites, its customers, both existing and potential, and investors can access a wide range of information about its product offerings, and support and technical matters.

Corporate Structure

The Company's headquarters are in Calabasas, California. Nearly 70% of the programming and development is carried out at NetSol’s technology campus in Lahore, Pakistan. The other 30% of development is conducted in the Proximity Development Center or "PDC" in Horsham, UK and the U.S. development facility located in the San Francisco Bay Area of California. This signifies the newly launched ‘BestShoring’ model by providing the best services at the most efficient pricing model. The marketing effort is shared and coordinated between the primary divisions operating at NetSol PK. in Lahore, Pakistan; NetSol UK, NTE in the UK; and NTNA in the U.S. US marketing operations are conducted through the parent and NTNA. These are the core operating companies engaged in developing and marketing IT solutions and software development and marketing. An initiative is underway to unify the look and feel of all advertising, branding and marketing material.

NetSol UK, together with NTE, services and supports the clients in the UK and Europe. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions. NTNA, together with the parent, supports all of the North American customers.

NetSol has initiated the launch of Dubai based presence to promote and market its business in one of the most vibrant and dynamic regions. The rationale of approaching the Dubai-Mid East market is to leverage NetSol’s global footprint and brand recognition. There is apparent appetite and loyalty of Middle East businesses with Pakistan based IT resources and NetSol expects to see strong traction in coming years.

Despite numerous challenges facing Pakistan in 2008 due to political unrest and economic pressure, according to reports from World Bank ranking, most rank Pakistan as the 60th country in the ease of doing business ahead of both China and India.

The IT and telecommunication sector is the fastest growing sector in Pakistan mostly due to growing privatization, relaxed policies and a 15 year tax holiday on IT exports of services and products. These policies have strongly encouraged companies, like NetSol, to enhance its infrastructure and develop a solid and formidable team of IT professionals.

The Company has seen noticeable demand from APAC and UAE region to use NetSol PK development infrastructure that offers competitive price and technology advantage to serve its customers.

A few of NetSol’s major successes achieved in 2008 were:

*	Adding 5 new clients in China in the last 18 months, continuing its status as the Company’s biggest single market
*	A turnaround in our Australian market adding new names such as CNH Australia
*	Launch of Thailand office
*	Robust growth of NetSol’s joint venture with Innovation Group, over 130 programmers dedicated
*	Continued addition of blue chip customers such as Terex Corp, Fiat, Toyota Financial, blue chip names in the US and Investec

From the point of view of the interests of our foreign partners and customers in NetSol, Pakistan remains a safe place to do business. The specific successes achieved from the acquisitions of CQ Systems (NTE) and McCue Systems (NTNA) endorses the fact that Pakistan is a safe place to do business when compared to many other troubled spots in the globe. Our best and proven business case is the NetSol - Innovation Group joint venture. This represents the best example of not only NetSol’s capabilities but the ability of a Pakistan based company to achieve off shore business model success for a Western based company. This joint venture provides the major US and UK customers of Innovation Group in the UK with world class service from NetSol Pakistan, enhancing the client’s productivity at much more attractive prices. Under any geo-political challenges, the Company is quite prepared in any contingency to use alternate development facilities located in Beijing (China), Horsham (UK), Emeryville (USA) and Adelaide (Australia). These locations mitigate any underlying risk due to any geopolitical crises.

Organization

NetSol Technologies, Inc. (formerly NetSol International, Inc.) was founded in 1997 and is organized as a Nevada corporation. The Company amended its Articles of Incorporation on March 20, 2002 to change its name to NetSol Technologies, Inc.

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) raise funds for continued operations and growth; (c) make a major entry in the US market and, (d) streamline sales and marketing efforts in the Asia Pacific region, Europe, the Middle East, Japan and Australia. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic and bullish. With continued emphasis on a shift in product mix towards the higher margin consulting services, the Company anticipates to be able to continue to improve operating results at its core by reducing costs and improving gross margins. Management has effectively achieved a seamless transition and integration of NTE and NTNA with NetSol front end and back end operations.

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

Research and Development

In anticipation of an upcoming World Bank funded program, NetSol Pakistan has been proactively undertaking a Research and Development exercise to develop a proof of concept for “computerization of Land Records Management Information System (LRMIS)”. NetSol’s LRMIS is developed after thorough evaluations of existing manual system and client/user needs, detailed system analysis and process flow definition. It automates various land record management registers and is programmed to generate key reports on multiple parameters. Overall it provides the benefits of timely data availability, data transparency and accuracy, cost effectiveness, easy transaction tracking and better decision making using IT-enablement in a field where its need is hugely felt. As of June 30, 2008, the Company has invested approximately $1,044,389 on this project.

ITEM 2 - PROPERTIES

Company Facilities

The Company’s corporate headquarters have been located at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302 since 2003. It is located in approximately 1,919 rentable square feet, with a monthly rent of $4,754. The lease is a two-year lease expiring in December 2009.

Other leased properties as of the date of this report are as follows:

Location/Approximate Square Feet		Purpose/Use	Monthly Rental Expense

Australia	1,140	Computer and General Office	$1,380

Beijing, China	431	General Office	$4,315

Burlingame, CA (NetSol McCue)	8,089	Computer and General Office	$16,178

Emeryville, CA (NTNA)	23,908	Computer and General Office	$77,880

Horsham, UK (NetSol Europe)	6,570	Computer and General Office	$12,528

NetSol PK (Karachi Office)	1,883	General Office	$1,726

NetSol PK (Islamabad Office)	3,240	General Office & Guest House	$1,417

NetSol (Rawalpindi Office)	6,200	General Office	$850

Thailand	936	Computer and General Office	$752

The Australia lease is a month to month lease and is rented at the rate of $1,380 per month. The Beijing lease is a two year lease that expires in August 2009. The monthly rent is $4,315 per month. The Bangkok lease is a one year lease with monthly rent of $752. The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of £75,000 (approximately $150,330). NTNA recently relocated to the Emeryville, California location. The Emeryville lease is a ten year lease with monthly rent of $77,880. NTNA’s former Burlingame, California, premises are leased until June 30, 2009 with a monthly rent of $16,178. NTNA is actively seeking to sublet the Burlingame, California premises.

The NetSol Karachi lease is a 3 year lease that expires on December 4, 2008 and currently is rented at the rate of $1,726 per month. The NetSol Islamabad lease is a 15 year lease that expires on August 31, 2016 and currently is rented at the rate of $1,417 per month. The NetSol Rawalpindi lease is a 1 year lease that expires in January 2009 and currently is rented at the rate of $850 per month.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NetSol conducted its annual meeting of shareholders on May 2, 2008. The following are the items that were voted upon.

1. Election of Directors

The following persons were elected directors of the Company to hold office until the next Annual General Meeting of the Shareholders. The following sets for the voting tabulation for each director:

Director	For	Withhold	Percent of Total Voted	Total Shares Voted
Najeeb Ghauri	22,530,798	381,810	98.33	22,912,608
Naeem Ghauri	22,527,198	385,410	98.31	22,912,608
Salim Ghauri	22,496,507	416,101	98.18	22,912,608
Shahid Burki	22,338,231	574,377	97.49	22,912,608
Eugen Beckert	22,339,231	574,224	97.49	22,912,608
Mark Caton	21,919,409	993,199	95.66	22,912,608
Alexander Shakow	22,613,565	299,043	98.69	22,912,608

2. Ratification of Appointment of Auditors

Kabani & Company Inc. was appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company. The directors were authorized to fix the remuneration to be paid to the auditors. The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Percent
22,912,608	21,934,373	813,922	164,311	95.73%

3. Amendment of Articles of Incorporation to Increase Capital Stock

An amendment of the articles of incorporation to increase the total capital stock to 100,000,000 was approved of which 95,000,000 shall consist of common stock, $.001 par value and 5,000,000 shall consist of preferred stock, $.001 par value. The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Broker Non-Vote	Percent
22,912,608	12,282,394	1,464,299	62,630	9,103,285	53.60%

4. Adoption of the 2008 Equity Incentive Plan

The 2008 Equity Incentive Plan which permits the grant, pursuant to the plan, of up to 1,000,000 shares of common stock of the Company was approved. The following sets forth the tabulation of the shares voting for this matter.

Total Shares Voted	For	Against	Abstain	Broker Non-Vote	Percent
22,912,608	12,075,501	1,518,416	214,460	9,103,285	52.70%

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

	2007-2008		2006-2007
Fiscal Quarter	High	Low	High	Low

1st (ended September 30)	3.19	1.41	2.00	1.27
2nd (ended December 31)	4.64	2.18	2.05	1.40
3rd (ended March 31)	2.75	1.45	2.05	1.40
4th (ended June 30)	3.06	1.90	2.05	1.40

Common stock of NetSol Technologies, Inc. is also listed and traded on the Dubai International Financial Exchange (“DIFX”) under the ticker symbol “NTWK” beginning on June 16, 2008.

The table shows the high and low intra-day prices of the Company’s common stock as reported on the DIFX for each quarter during the last two fiscal years, as applicable.

	2007-2008		2006-2007
Fiscal Quarter	High	Low	High	Low

1st (ended September 30)	—	—	—	—
2nd (ended December 31)	—	—	—	—
3rd (ended March 31)	—	—	—	—
4th (ended June 30)	2.94	2.67	—	—

RECORD HOLDERS - As of September 15, 2008, the number of holders of record of the Company's common stock was 247. As of September 15, 2008, there were 26,419,770 shares of common stock issued and outstanding and 1,920 shares of preferred stock issued and outstanding..

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security holders	8,064,739	(1)	$2.48(2)	4,162,148	(3)
Equity Compensation Plans not approved by Security holders	None		None	None
Total	8,064,739		$2.48	4,162,148

(1)
Consists of 16,000 under the 2001 Incentive and Nonstatutory Stock Option Plan; 882,000 under the 2002 Incentive and Nonstatutory Stock Option Plan; 479,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 3,075,425 under the 2004 Incentive and Nonstatutory Stock Option Plan; and 1,620,000 under the 2005 Incentive and Nonstatutory Stock Option Plan.

(2)	The weighted average of the options is $2.59.
(3)
Represents 840,394 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan; 51,754 available for issuance under the 2004 Incentive and Nonstatutory Stock Option Plan; and, 3,270,000 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

In April 2008, the Company issued 20,000 rule 144 restricted shares to an accredited consultant in exchange for services rendered. These shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

In June 2008, the Company issued 8,750 rule 144 restricted shares to an employee in exchange for services rendered. These shares were issued in reliance on an exemption from registration available under Sections 4(2) of the Securities Act of 1933, as amended.

In June 2008, the Company issued a total of 20,000 shares of common stock to an accredited, non-US based consultant in exchange for services rendered. These shares were not transferred to the consultant as of June 30, 2008 and are therefore, not included in the shares outstanding. These shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2008, holders of our Series A 7% Cumulative Convertible Preferred Stock received 18,764 shares of common stock as payment of dividends due under the terms of the Certificate of Designation. These shares were issued in reliance on exemptions from registration available under Regulation S and D of the Securities Act of 1933, as amended.

During the fiscal years ended June 30, 2008 and 2007, employees exercised options to acquire 849,938 and 1,574,273 shares of common stock in exchange for a total exercise price of $1,518,429 and $2,590,473.

(c) STOCK REPURCHASE PLAN

The repurchases provided in the table below were made during the quarter ended June 30, 2008:

Issuer Purchases of Equity Securities(1)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchase Under the Plans or Programs

January 2008	-0-	$0.00	-0-	-0-
February 2008	-0-	$0.00	-0-	-0-
March 2008	13,600	$1.87	13,600	986,400
June 2008	-0-	$0.00	-0-	-0-

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2008.

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

Management has set the following new goals for NetSol for the next 12 months:

•	Expand sales and marketing activities in China. In addition to the Beijing office, we anticipate launching new sales and support offices in at least 1-2 more cities in China.
•	Grow NetSol in the newest region in the UAE and Gulf states. Initially, a small virtual office is being set up in Dubai area that could roll into a bigger and stand alone presence in the area.
•
Globalization and diversification of development and programming capabilities, not limited to Southeast Asia but exploration of emerging economies in Central and South America to support the NTNA business.

•
Most strategic goal in 2009 is to establish the NTNA business by expanding the existing operations. The move from a smaller office in Burlingame to a much larger office in Emeryville will be a major event in NetSol history. This strategy has strong potential of ramping up global business and valuation for Netsol consistent with our stated vision.

•	Actively explore both opportunistic and synergistic alliances and partnerships in Americas and Europe.
•
Improve the quality of hiring of senior management personnel in key locations. Further build a stronger middle management resource pool to deliver and execute the growth and earnings envisioned by the management.

•	Introduce and market two LeaseSoft modules: WSF and CAPS in the US market.
•
Grow into new business verticals including healthcare, insurance, and banking in the US and European markets. The launch of Global Business Services through these verticals is an important goal in 2009.

•	Enhance software design, engineering and service delivery capabilities by increasing investment in training.
•	Continue to invest in research and development in an amount between 7-10% of yearly budgets in both new developments and domains within NetSol’s core competencies.
•	NetSol technology campus to become much more cost efficient, enhanced productivity and services to global clients and partners.

•
Market aggressively on a regional basis the Company’s tri-product solutions by broader marketing efforts for LeaseSoft in APAC and untapped markets; aggressively grow LeasePak solutions in North America; and, further establish NetSol Enterprise solution in the European markets.

•	Broaden value added investor base in the UAE region and US institutions. Also attract technology focused analysts coverage to improve NetSol valuation and multiples.

Top Line Growth through Investment in organic marketing activities. NetSol marketing activities will continue to:

•	Prompt organic expansion in North America market by expanding the sales and marketing team.
•	Diversify in new verticals of services in North America such as insurance, healthcare, public sectors.
•	Continue sales momentum and pipeline of LeaseSoft in APAC, Europe and now in the Americas.
•	Further extending services offerings to existing 30 plus US customers.
•	Penetrate further into the Chinese market by adding new locations.
•	Effectively enter the UAE and regional markets for LeaseSoft and services.
•	Further penetrate in Australian market in captive and non-captive sectors.
•	Fully leverage NetSol’s reputable name in the UK and European markets within banking, leasing and insurance sectors.
•	Encourage joint ventures and new alliances.
.
Funding and Investor Relations:

•	Add breadth and depth to the investor base in the US and UK by aggressively presenting in various investors forums and analysts meetings.
•	Grow further institutional ownership from 20% to 40% by continuously presenting the Company with a focus on the US /China / UAE business expansion.
•	IR/PR to expand media reach in 2009. NetSol has been interviewed by Fox Business Network, Nasdaq site and many print publications in 2008.
•	NetSol management was invited on June 24, 2008 to closing bell at NASDAQ Stock Exchange.
•	Expand the investor ownership in the UAE market to generate increased trading volumes on the NASDAQ Capital Market and the DIFX exchanges.
•
Continue to encourage stock options exercises by officers and employees. Improve internal cash flows through enhanced process of A/Rs collections and explore most strategic investors with value add perspectives.

•	Make every effort to enhance NetSol’s market capitalization in the US.

Improving the Bottom Line:

•	Grow topline, enhance gross profit margins to 62-65% by leveraging the low-cost development facility in Lahore and Best Shoring model.
•	Generate much higher revenues per developer and service group, enhance productivity and lower cost per employee overall.
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.
•	Continue to review costs at every level to consolidate and enhance operating efficiencies.
•	Grow process automation and leverage the best practices of CMMi level 5.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Initiated steps to consolidate some of the new lines of services businesses to improve both operating and net margins.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect. Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes.

In a quest to continuously improve its quality standards, NetSol is frequently assessed to maintain its CMMi Level 5 quality certification. We believe that the CMMi standards achievement is a key reason in NetSol’s demand surge worldwide. We remain convinced that this trend will continue for all NetSol offerings promoting further beneficial alliances and increasing the number and quality of our global customers. The quest for quality standards is a key to NetSol overall sustainability and success. In 2008 NetSol PK became ISO 27001 certified, a global standard and a set of best practices for Information Security Management

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

•	Robust worldwide shift towards cost redundancies, economies of scale and labor arbitrage.
•	The global economic pressures has shifted IT processes and technology to utilize both offshore and onshore solutions providers, to control the costs and improve ROIs.
•
New trends in the most emerging and newest markets. There has been a noticeable new demand of leasing and financing solutions as a result of new buying habits and patterns in the Middle East, Eastern Europe and Central America.

•	The overall leasing and finance industry in North America has steadily grown to over $260 billion despite the subprime crises, partly due to the resulting lack of cash liquidity.
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

Negative trends:

•
The disturbance in Middle East, Afghanistan and Pakistan borders. Due to 9/11 events and global war on terrorism, the travel advisory of Americans travel restrictions to Pakistan continue. In addition, travel restrictions to the US and more stringent immigration laws are causing delays in travel to the US.

•	Negative perception and image created by extremism and terrorism in the South Asian region.
•	Overall slump in world markets, curtailing IT and spending budgets.
•	Unstable economic and political environment in Pakistan and the current volatility of Pakistan’s capital markets.
•	Worry of an expanding and unending credit crunch in the world economies due to financial and banking sector failures.
•	Overall decline of auto sales due to higher oil prices and inflationary pressure.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During the fiscal years ended June 30, 2008 and 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CASH RESOURCES

We were successful in improving our cash position by the end of our fiscal year, June 30, 2008 with $6.2 million in cash worldwide. In addition, $3.3 million was injected by the exercise of options and warrants in 2008 and $1.5 million was injected from a sale of restricted common stock in a private placement.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2008 Annual Shareholders Meeting a seven member board was elected. The shareholders voted for the following slate of directors: Mr. Najeeb U. Ghauri, Mr. Salim Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki, Mr. Mark Caton and Mr. Alexander Shakow.

Committees

The Audit committee is made up of Mr. Shahid Burki as Chairman, Mr. Caton, Mr. Beckert and Mr. Shakow as members. The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert, Mr. Burki, and Mr. Shakow as its members. The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki, Mr. Caton and Mr. Shakow as members.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2008 COMPARED TO THE YEAR ENDED JUNE 30, 2007

Net revenues for the year ended June 30, 2008 were $36,642,175 as compared to $29,282,086 for the year ended June 30, 2007. Net revenues are broken out among the subsidiaries as follows:

	2008		2007
North America:
Netsol Tech NA (NTNA)	$3,969,521	10.83%	$4,953,083	16.92%
	3,969,521	10.83%	4,953,083	16.92%

Europe:
Netsol UK	1,767,564	4.82%	138,656	0.47%
Netsol Tech Europe (NTE)	5,908,661	16.13%	5,344,316	18.25%
	7,676,225	20.95%	5,482,972	18.72%

Asia-Pacific:
NetSol PK	19,610,797	53.52%	14,796,001	50.53%
Netsol-Innovation	4,199,520	11.46%	2,622,318	8.96%
Netsol Connect	811,232	2.21%	972,095	3.32%
Netsol-Omni	30,366	0.08%	44,151	0.15%
Netsol-Abraxas Australia	344,514	0.94%	411,466	1.41%
	24,996,429	68.22%	18,846,031	64.36%

Total Net Revenues	$36,642,175	100.00%	$29,282,086	100.00%

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2008 and 2007 as a percentage of revenues.

	For the Year
	Ended June 30,
	2008		2007
		%		%
Net Revenues:
License fees	$12,685,039	34.62%	$9,788,266	33.43%
Maintenance fees	6,306,321	17.21%	5,441,339	18.58%
Services	17,650,815	48.17%	14,052,481	47.99%
Total revenues	36,642,175	100.00%	29,282,086	100.00%
Cost of revenues
Salaries and consultants	10,071,664	27.49%	8,812,934	30.10%
Travel	1,719,743	4.69%	1,529,796	5.22%
Repairs and maintenance	405,140	1.11%	430,962	1.47%
Insurance	239,043	0.65%	211,897	0.72%
Depreciation and amortization	1,398,454	3.82%	794,482	2.71%
Other	1,890,100	5.16%	1,914,440	6.54%
Total cost of sales	15,724,144	42.91%	13,694,511	46.77%
Gross profit	20,918,031	57.09%	15,587,575	53.23%
Operating expenses:
Selling and marketing	3,722,470	10.16%	3,161,924	10.80%
Depreciation and amortization	1,939,502	5.29%	1,846,790	6.31%
Bad debt expense	58,293	0.16%	189,873	0.65%
Salaries and wages	3,703,836	10.11%	3,696,501	12.62%
Professional services, including non-cash compensation	837,598	2.29%	1,067,702	3.65%
General and adminstrative	3,447,113	9.41%	2,977,917	10.17%
Total operating expenses	13,708,812	37.41%	12,940,707	44.19%
Income from operations	7,209,219	19.67%	2,646,868	9.04%
Other income and (expenses):
Gain (loss) on sale of assets	(35,484)	-0.10%	(2,977)	-0.01%
Beneficial conversion feature	-	0.00%	(2,208,334)	-7.54%
Amortization of debt discount and capitalized cost of debt	-	0.00%	(2,803,691)	-9.57%
Liquidation damages	-	0.00%	(180,890)	-0.62%
Fair market value of warrants issued	-	0.00%	(68,411)	-0.23%
Interest expense	(626,708)	-1.71%	(617,818)	-2.11%
Interest income	195,103	0.53%	339,164	1.16%
Gain on sale of subsidiary shares	1,240,808	3.39%	-	0.00%
Other income and (expenses)	2,169,383	5.92%	114,423	0.39%
Total other income (expenses)	2,943,102	8.03%	(5,428,534)	-18.54%
Net income (loss) before minority interest in subsidiary	10,152,321	27.71%	(2,781,666)	-9.50%
Minority interest in subsidiary	(2,808,291)	-7.66%	(1,935,589)	-6.61%
Income taxes	(121,982)	-0.33%	(160,306)	-0.55%
Net income (loss)	7,222,048	19.71%	(4,877,561)	-16.66%
Dividend required for preferred stockholders	(178,541)	-0.49%	(237,326)	-0.81%
Subsidiary dividend (minority holders portion)	(817,173)	-2.23%	-	0.00%
Bonus stock dividend (minority holders portion)	(1,160,994)	-3.17%	(345,415)	-1.18%
Net income (loss) applicable to common shareholders	5,065,340	13.82%	(5,460,302)	-18.65%

The total consolidated net revenue for fiscal year 2008 was $36,642,175 compared to $29,282,086 in fiscal year 2007. This is a nearly 25% increase in revenue. Maintenance fee revenue increased 16% from $5,441,339 to $6,306,321. Revenue from services, which includes consulting and implementation, increased 26% from $14,052,481 to $17,650,815. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, growing outsourcing business of NetSol-TIG (JV) and additional maintenance work. In addition, several new verticals have been formed in Lahore and are now producing revenues. The Company has experienced solid and consistent demand for IT services in the domestic sectors of Pakistan. NetSol in Pakistan has been pre-qualified to participate in several public sector projects. The most significant is the World Bank funded Land Record Management Information Systems or LRMIS. This project has a World Bank grant of $300 million in Pakistan and NetSol was given two pilot projects in the province of Punjab in 2007, and a recent one in Islamabad. NetSol anticipates winning key projects in this area in next few quarters.

The fiscal year ended June 30, 2008 was a very busy and exciting period for NetSol worldwide. The activity for NetSol’s new license sales for LeaseSoft is increasingly on the rise. The current pipeline boasts over 30 plus captive auto manufacturers and non-captives globally at an advance stage of closing or decision making.

Several new major customers were added in 2008 in APAC and the European markets. The most significant license customers included Nissan in China, BMW in Hong Kong, a major Italian auto manufacture in China, and a major European bank. Several domestic projects and contracts were signed during the year.

Due to the revision in our pricing policy, LeaseSoft license value in APAC is in the range of $1.0 to $2.0 million, without factoring in services maintenance and implementation fees. Normally, NetSol negotiates 18-20% yearly maintenance contracts with customers. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies. As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 60%.

During the current year, our APAC division successfully implemented its LeaseSoft product suite for two major automotive captives in Hong Kong and China. NetSol has signed a contract with one of the largest leasing companies in Saudi Arabia for LeaseSoft and this contract marks NetSol’s entry into the lucrative Middle East region. In addition, a contract with a leading automobile manufacturer in Australia was signed for the LeaseSoft product. NetSol won a contract with a leading bank in Pakistan for Basel II advisory services this opportunity for NetSol represents a new business sector vertical for the Company. A contract was signed with a major public sector hospital in Pakistan to design and implement an IT system. This represents a new vertical for NetSol in developing Hospital Management Systems. In addition, NetSol has launched a new information security management initiative in Pakistan, called “Secure Pakistan”. The project aims to secure critical information, while in storage or transfer, from theft.

NetSol signed a new frame agreement with Mercedes Benz Financial Services AG Germany, to service their needs in the Middle East, Africa, and the Asia-Pacific regions. The frame agreement outlines the implementation of basic and general provisions, regulations, and processes of existing and all future individual agreements for the development and delivery of software or services to Mercedes Benz Financial Services.

During the current year, NetSol, lead by the North American division has launched Global Services to bring our competencies in delivering IT services to the global market and especially in North America. A new business model, “BestShoring” was developed to deliver the best solution to the market using both on-shore and off-shore resources.

The North American division has introduced “consulting selling” to it market whereby the clients requirements are being accessed, with requirements workshops, and providing the best solution to meet the client’s needs with LeasePak and/or LeaseSoft. North America is introducing the LeaseSoft product suite to its market.

Our joint-venture, NetSol-Innovation continues to grow overall. The total programmer strength is over 130 people dedicated to the joint-venture projects. In addition, two new projects in the United States of America were signed and Innovation Group’s release management of five different countries has recently been given to our Extended Innovation (“EI”) division which works with the joint-venture.

Our EMEA division (“NTE”) had two customers “go-live” during the current fiscal year and had several contracts for data transfers as the market in Europe consolidated. There were three new customers contracts signed during the current fiscal year, using the full co-operation of the UK and Pakistan teams for the implementation, with the UK staff doing the customer facing activities while Lahore provided the technical and development input; a win for our “BestShoring” model.

The gross profit was $20,918,031 for year ended June 30, 2008 as compared with $15,587,575 for the same period of the previous year. This is a 34% increase. The gross profit percentage was 57% for the current fiscal year and 53% in the prior year. The cost of sales was $15,724,144 in the current year compared to $13,694,511 in the prior year. Although salaries and consultant fees increased $1,258,730 from $8,812,934 in the prior year to $10,071,664, as a percentage of sales, it decreased 3% from 30% in the prior year to 27% in the current year. The gross profit margin is expected to continue to improve as the integration of both the operations in Horsham, UK and Burlingame, US are fully integrated and cost savings are achieved. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it situated itself for increased growth organically.

Operating expenses were $13,708,812 for the year ended June 30, 2008 as compared to $12,940,707 for the year ended June 30, 2007, an increase of only 6% from the prior year. The increase is mainly attributable to increased selling and marketing activities, additional employees and an increase in overall activities due to our increased marketing efforts. As a percentage of sales it decreased 7% from 44% to 37%. Depreciation and amortization expense amounted to $1,939,502 and $1,846,790 for the year ended June 30, 2008 and 2007, respectively. Combined salaries and wage costs were $3,703,836 and $3,696,501 for the comparable periods, respectively, or an increase of only $7,335 from the corresponding period last year. As a percentage of sales, these costs decreased slightly from 13% to 10%. General and administrative expenses were $3,447,113 and $2,977,917 for the years ended June 30, 2008 and 2007, respectively, an increase of $469,196 or 16%. As a percentage of sales, these expenses were 9% in the current year compared to 10% in the prior year. The increase in costs is due to the three new sales offices in Pakistan, the sales office in China, increased board fees, increased travel and other expenses that supporting a large workforce entail. As of June 30, 2008, we had 997 employees world-wide.

Selling and marketing expenses increased to $3,722,470 for the year ended June 30, 2008, as compared to $3,161,924 for the year ended June 30, 2007, reflecting the growing sales activity of the Company. As a percentage of sales, these expenses were 10.1% in the current year compared to 10.8% in the prior year. The Company wrote-off, as uncollectible, bad debts of $58,293 and $189,873, during the years ended June 30, 2008 and 2007, respectively.

The income from operations in fiscal year 2008 was $7,209,219 compared to $2,646,868 in fiscal year 2007. This represents an increase of $4,562,351 or 172%. As a percentage of sales, net income from operations was 19.7% in the current year compared to 9.0% in the prior period.

Net income in fiscal year 2008 was $7,222,048 compared to a loss of $4,877,561 in fiscal year 2007 or an increase of $12,099,609. During the years ended June 30, 2008 and 2007, the Company was required to pay a dividend to the preferred stockholders of $178,541 and $237,326. Our subsidiary NetSol PK, which is listed on the Karachi Stock Exchange, issued a dividend of bonus shares to its shareholders. The net value issued to the minority holders was $1,160,994 and $345,415 for the comparable period. In addition, during the current fiscal year, our joint venture issued a cash dividend; the net value attributable to the minority holders was $817,173. After these adjustments, the net income applicable to common shareholders was $5,065,340 compared to a loss of $5,460,302 in the prior period. The current fiscal year amount includes a net reduction for the minority interest in earnings of $2,808,291 compared to a reduction of $1,935,589 in the prior year for the 49.9% minority interest in NetSol Connect and NetSol-Innovation, and the 39.11/28.13% of NetSol PK owned by unaffiliated parties. The current fiscal year includes a net gain on the sale of some of the Parent’s shares in NetSol PK on the open market of $1,240,808. In the prior year, the Company recognized non-recurring expenses including $2,208,334 expense for the beneficial conversion feature on notes payable, $2,803,691 of amortized costs of debt, and $180,890 of liquidation damages, respectively. In addition, the Company recorded an expense of $68,411 for the fair market value of warrants granted for the year ended June 30, 2007. The net income per share, basic and diluted, was $0.29 and $0.28 in 2008 compared to net loss, basic and diluted, of $0.28 in 2007.

The net EBITDA income was $11,325,143 compared to loss of $1,458,165 after amortization and depreciation charges of $3,354,472 and $2,641,272, income taxes of $121,982 and $160,306, and interest expense of $626,640 and $617,818 respectively. The EBITDA earnings per share, basic and diluted, was $0.47 and $0.44 compared to a loss of $0.08, basic and diluted. For the year ended June 30, 2007, with the addition of the non-cash charge for the amortized costs of debt of $2,803,691 and the beneficial conversion feature expense of $2,208,334 the adjusted pro forma EBITDA income would be $3,553,860 and the adjusted pro forma EBITDA earnings per share, basic and diluted, would be $0.19. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Quarterly Results of Operations for the quarter ended June 30, 2008 and June 30, 2007

Net revenues for the quarter ended June 30, 2008 and 2007 are broken out among the subsidiaries as follows:

	2008		2007
North America:
NetSol - North America (NTNA)	$816,455	7.76%	$1,693,383	19.74%
	816,455	7.76%	1,693,383	19.74%

Europe:
NetSol UK	1,119,663	10.65%	44,052	0.51%
NetSol - Europe (NTE)	1,283,964	12.21%	1,341,162	15.64%
	2,403,627	22.86%	1,385,214	16.15%

Asia-Pacific:
NetSol PK	5,766,036	54.83%	4,307,370	50.22%
NetSol-Innovation	1,259,374	11.98%	232,261	2.71%
NetSol Connect	194,846	1.85%	918,336	10.71%
NetSol-Omni	-	0.00%	167	0.00%
NetSol-Abraxas Australia	75,317	0.72%	39,708	0.46%
Totals	7,295,573	69.38%	5,497,842	64.10%

Total Net Revenues	$10,515,655	100.00%	$8,576,439	100.00%

The following table presents our unaudited quarterly results of operations for the quarters ended June 30, 2008 and 2007. You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes normal recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	For the Three Months Ended
	June 30, 2008		June 30, 2007
		% of sales		% of sales
Revenues:
License fees	$4,915,813	46.75%	$2,936,770	34.24%
Maintenance fees	1,749,871	16.64%	1,451,243	16.92%
Services	3,849,971	36.61%	4,188,426	48.84%
Total revenues	10,515,655	100.00%	8,576,439	100.00%
Cost of revenues:
Salaries and consultants	2,728,921	25.95%	2,204,328	25.70%
Depreciation and amortization	551,166	5.24%	60,404	0.70%
Travel, communication, and other	1,453,307	13.82%	985,568	11.49%
Total cost of sales	4,733,394	45.01%	3,250,300	37.90%
Gross profit	5,782,261	54.99%	5,326,139	62.10%
Operating expenses:
Selling and marketing	904,562	8.60%	811,328	9.46%
Depreciation and amortization	517,321	4.92%	497,461	5.80%
Salaries and wages	945,402	8.99%	895,610	10.44%
Professional services	413,490	3.93%	293,499	3.42%
Bad debt expense	55,016	0.52%	72,606	0.85%
General and adminstrative	1,170,091	11.13%	866,220	10.10%
Total operating expenses	4,005,882	38.09%	3,436,724	40.07%
Income (loss) from operations	1,776,379	16.89%	1,889,415	22.03%
Other income and (expenses)
Gain/(Loss) on sale of assets	(2,440)	-0.02%	16,090	0.19%
Fair market value of warrants issued	-	0.00%	(34,424)	-0.40%
Interest expense	(82,043)	-0.78%	(74,476)	-0.87%
Interest income	35,234	0.34%	73,248	0.85%
Other income and (expenses)	1,460,269	13.89%	25,488	0.30%
Income taxes	(75,710)	-0.72%	(33,686)	-0.39%
Total other expenses	1,335,310	12.70%	(27,760)	-0.32%
Net income (loss) before minority interest in subsidiary	3,111,689	29.59%	1,861,655	21.71%
Minority interests in earnings of subsidiary	(1,051,781)	-10.00%	(561,508)	-6.55%
Net income (loss)	2,059,908	19.59%	1,300,147	15.16%
Dividend required for preferred stockholders	(33,508)	-0.32%	(77,640)	-0.91%
Net income (loss) applicable to common shareholders	2,026,400	19.27%	1,222,507	14.25%

Net income (loss) per share:
Basic	$0.08		$0.06
Diluted	$0.08		$0.07
Weighted average number of shares outstanding
Basic	25,425,042		19,706,920
Diluted	27,303,554		19,835,177

Liquidity and Capital Resources

The Company's cash position was $6,275,238 at June 30, 2008 compared to $4,010,164 at June 30, 2007.

The Company’s current assets, as of June 30, 2008, totaled $30,723,575 and were 48.17% of total assets, an increase of 1.25% from $23,237,058 or 46.92% as of June 30, 2007. As of June 30, 2008, the Company's working capital (current assets less current liabilities) totaled $17,036,631 compared to $11,449,252 as of June 30, 2007, an increase of $5,587,379. As of June 30, 2008, the Company had $11.0 million in accounts receivable and $11.0 million in revenues in excess of billings.

Net cash provided by operating activities amounted to $3,772,041 for the year ended June 30, 2008, as compared to used in $45,888 for the comparable period last fiscal year. The increase is mainly due to an increase in accounts receivable and other assets offset by an increase in accounts payable as well as an increase in operating income. The increase in sales has resulted in an increase in accounts receivable and revenues in excess of billings. We expect to receive payments on these accounts within the next fiscal year.

Net cash used in investing activities amounted to $10,128,293 for the year ended June 30, 2008, as compared to $7,639,916 for the comparable period last fiscal year. The difference lies primarily in the increase in intangible assets capitalized as well as an increase in purchases of fixed assets. The Company had purchases of property and equipment of $4,435,755 compared to $2,420,470 for the comparable period last fiscal year.

Net cash provided by financing activities amounted to $8,530,729 and $9,095,915 for years ended June 30, 2008, and 2007, respectively. The current fiscal year included the cash inflow of $1,500,000 from the sale of common stock and $3,282,827 from the exercising of stock options and warrants, compared to $1,030,093 and $1,008,250 in the prior year, respectively. In the current fiscal year, the Company had $5,441,870 in proceeds from bank loans, and net capital leases payments of $3,409,496 as compared to proceeds of $2,359,017 in the comparable period last year. In addition, during the current fiscal year, the Company sold shares it held of its subsidiary in Pakistan on the open market and had $1,765,615 in proceeds from the sale.

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

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

•	Working capital of $5.0 to $7.0 million for US, European and Pakistan business expansion, new business development activities and infrastructure enhancements.

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

Dividends and Redemption

It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as common stock dividends. This policy, under which common stock dividends have not been paid since the Company's inception and is expected to continue, but is subject to regular review by the Board of Directors.

During the year ended June 30, 2008, we issued 114,588 shares of common stock as dividends due under the terms of the Preferred Stock; the dividends were issued in accordance with the terms of the Certificate of Designation which was approved by the board of directors.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements that constitute Item 7 are included at the end of this report on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Kabani & Company, Inc.’s report on NetSol’s financial statements for the fiscal years ended June 30, 2007 and June 30, 2008, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol's financial statements for the fiscal years ended June 30, 2007 and June 30, 2008 there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

ITEM 8A. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended June 30, 2008, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	53	Director and Chairman	Brother to Naeem and Salim Ghauri
Salim Ghauri	1999	52	President and Director	Brother to Naeem and Najeeb Ghauri
Naeem Ghauri	1999	50	Chief Executive Officer, Director	Brother to Najeeb and Salim Ghauri
Tina Gilger	2005	46	Chief Financial Officer	None
Patti L. W. McGlasson	2004	43	Secretary, General Counsel	None
Shahid Javed Burki	2000	69	Director	None
Eugen Beckert	2001	60	Director	None
Mark Caton	2002	58	Director	None
Alexander Shakow	2007	70	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol. He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer since October 2006. Mr. Ghauri is the founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the Dubai International Financial Exchange (“DIFX”) in 2008.   Mr. Ghauri served as the Company's Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005.  As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan.   Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly 5 years with Unilever as brand and sales managers. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1982.   Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006. A Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan.

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is currently the Chairman and CEO of NetSol Technologies Limited. Mr. Ghauri was the founder of Network Solutions (Pvt.) Ltd. in 1995, later NetSol Technologies (Pvt) Limited. Built under his leadership, NetSol gradually built a strong team of IT professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001 and CMMi Level 5 assessed. Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before NetSol Technologies Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant. Mr. Ghauri was appointed in 2007 as an Honorary Consul for Australia-Punjab Region.

NAEEM GHAURI has been a Director of the Company since 1999 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri serves as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. Mr. Ghauri was responsible for the launch of NetSol Connect in Pakistan. Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., a subsidiary of DaimlerChrysler, Germany from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England. Mr. Ghauri is President of and serves on the board of NetSol Technologies Europe, Ltd., a subsidiary of the Company.

TINA GILGER joined NetSol as Chief Financial Officer in July 2005. Ms. Gilger had acted as a consultant to the Company since October 2003 in the capacity of controller. In the three years prior to becoming NetSol’s CFO, Ms. Gilger acted as an audit liaison for six reporting public companies, of which one was NetSol. From 2000 to 2002, Ms. Gilger acted as audit liaison for a public company specializing in reverse mergers for public companies listed on the OTC:BB. Ms. Gilger received her degree in Accounting, with an emphasis in Business Management from the University of Utah in 1990. Ms. Gilger was licensed as a Certified Public Accountant by the State of California in 1992, passing all four parts of the exam on the first attempt.

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

EUGEN BECKERT was appointed to the Board of Directors in 2001. A native of Germany, Mr. Beckert received his masters in Engineering and Economics from the University of Karlsruhe, Germany. Mr. Beckert was with Mercedes-Benz AG/Daimler Benz AG from 1973, working in technology and systems development. In 1992, he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. From 1996 to 2000, he acted as director of Processes and Systems (CIO) for Financial Services of DaimlerChrysler Asia Pacific. During this period he was instrumental to having the LEASESOFT products of NetSol developed and introduced in several countries as a pilot customer. From 2001 to 2004, he served as Vice President in the Japanese company of DCS (now Daimler). Mr. Beckert retired from DaimlerChrysler in November 2006. Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committees.

SHAHID JAVED BURKI was appointed to the Board of Directors in February 2003. He had a distinguished career with World Bank at various high level positions from 1974 to 1999. He was a Director of Chief Policy Planning with World Bank from 1974-1981. He was also a Director of International Relations from 1981-1987. Mr. Burki served as Director of China Development from 1987-1994 and, Vice President of Latin America with the World Bank from 1994-1999. In between, he briefly served as the Finance Minister of Pakistan from 1996-1997. Mr. Burki also served as the CEO of the Washington based investment firm EMP Financial Advisors from 1992-2002. Presently, he is the Chairman of Institute of Public Policy, a Lahore, Pakistan based think tank. . He was awarded a Rhodes scholarship in 1962 and M.A in Economics from Oxford University in 1963. He also earned a Master of Public Administration degree from Harvard University, Cambridge, MA in 1968. Most recently, he attended Harvard University and completed an Executive Development Program in 1998. During his lifetime, Mr. Burki has authored many books and articles including: China's Commerce (Published by Harvard in 1969) and Accelerated Growth in Latin America (Published by World Bank in 1998). Mr. Burki is a chairman of the Audit Committee and a member of the Compensation and Nominating and Corporate Governance Committees.

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

ALEXANDER SHAKOW joined the board on June 4, 2007.  Mr. Shakow had a distinguished career with the World Bank where he held various high level positions from 1981-2002.  Since 2002, he has been an independent consultant for various international organizations.   From 1968-1981 Mr. Shakow  held many senior positions at the United States Agency for International Development, including Assistant Administrator for Program and Policy; Director -Office of Development and Planning, Bureau for Asia; and, Director-Indonesia, Malaysia and Singapore affairs.  Mr. Shakow was also a staff member of the United States Peace Corps from 1963-1967, including director in Indonesia.  Mr. Shakow received his PhD from the London School of Economics and Political Science in 1962.  He earned his undergraduate degree with honors from Swarthmore College in 1958.  Mr. Shakow is listed in Who’s Who in America and Who’s Who in the World; and currently is a member of the Board of Trustees of EnterpriseWorks/VITA.  Mr. Shakow is a member of the Audit, Compensation and Nominating and Corporate Governance Committees.

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

2008 Executive Compensation Components

For the fiscal year ended June 30, 2008, the principal components of compensation that our named executive officers were eligible to receive were:

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

During our fiscal year ended 2008, Mr. Najeeb Ghauri was awarded a cash bonus of $0. Ms. Gilger was awarded a cash bonus of $15,000. Ms. McGlasson was awarded a cash bonus of $5,000. Mr. Salim Ghauri was awarded a cash bonus of $0 and Mr. Naeem Ghauri was awarded a cash bonus of $0.

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

Equity Incentives.    Executives, certain non-executive employees, and directors who join us may be awarded stock awards and/or stock option grants after they join the Company. These grants have an exercise price equal to the fair market value of our common stock on the grant date. Such awards are intended to provide the executive with incentive to build value in the organization over an extended period of time. The size of the stock option award is also reviewed in light of the executive's track record, base salary, other compensation and other factors to ensure that the executive's total compensation is in line with our overall compensation philosophy. A review of all components of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall philosophy and objectives.

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

Our Chief Executive Officer, CEO of NetSol Technologies, Ltd. and CEO of Netsol Technologies Europe, Ltd. have employment agreements that provide, if his employment is terminated without cause or if the executive terminates the agreement with Good Reason, he is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of the third anniversary of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for him and his family until the end of the employment term and through the end of the third anniversary of the date of termination. Provided, however, if such benefits cannot be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued. These agreements further provide for vesting of all options and restrictive stock grants, if any.

The CFO of the Company has an employment agreement that provides, if she is terminated without cause or if the executive terminates the agreement with Good Reason, she is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of six months of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for her and her family until the end of the employment term and through the end of six months following the date of termination. Provided, however, if such benefits cannot be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued. These agreements further provide for vesting of all options and restrictive stock grants, if any.

The Secretary of the Company has an employment agreement that provides, if she is terminated without cause or if the executive terminates the agreement with Good Reason, she is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of the first anniversary of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for her and her family until the end of the employment term and through the end of the first anniversary of the date of termination. Provided, however, if such benefits cannot be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued. These agreements further provide for vesting of all options and restrictive stock grants, if any.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes.

Accounting for Stock-Based Compensation

Beginning on July 1, 2006, we began accounting for stock-based payments, including awards under our Employee Stock Option Plans, in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R).

Summary Compensation Table

The following table shows the compensation for the fiscal year ended June 30, 2008 earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2008	$287,500	$-	$-	$-	(2)	$51,701	(3)	$339,201
Chief Executive Officer,	2007	$275,000	$50,000	$-	$-	(2)	$46,700	(3)	$371,700
Chairman

Naeem Ghauri	2008	$235,183	$-	$-	$-	(2)	$37,906	(4)	$273,089
Chief Executive Officer,	2007	$220,282	$50,000	$-	$-	(3)	$34,660	(4)	$304,942
Global Products Division

Salim Ghauri	2008	$200,000	$-	$-	$-	(2)	$-	(5)	$200,000
Chief Executive Officer,	2007	$175,000	$50,000	$-	$-	(2)	$-	(5)	$225,000
Global Services Division

Tina Gilger	2008	$128,917	$15,000	$-	$12,160	(2)	$12,846	(6)	$168,923
Chief Financial Officer	2007	$95,000	$7,004	$-	$-	(2)	$17,587	(6)	$119,591

Patti L. W. McGlasson	2008	$128,333	$5,000	$-	$12,160	(2)	$-	(7)	$145,493
Secretary, General	2007	$110,000	$6,536	$-	$-	(2)	$-	(7)	$116,536
Counsel

(1) No stock was awarded to any officer during the fiscal year ended June 30, 2008 and therefore, no expense was recognized in the consolidated financial statements.

(2) For the fiscal year ended June 30, 2008, the following options were granted to the named officers: 10,000 options each to Ms. Tina Gilger and Ms. Patti McGlasson, using the Black-Scholes model these were valued at $12,160 each and an expense was recorded for this amount in the accompanying consolidated financial statements. No options were awarded to any officer during the fiscal year ended June 30, 2007 and therefore, no expense was recognized in the consolidated financial statements.

(3) Consists of $36,000 and $29,000 paid for automobile and travel allowance and $15,701 and $17,856 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2008 and 2007, respectively.

(4) Consists of $24,149 and $31,876 paid for automobile and travel allowance and $13,757 and $2,784 paid for private medical insurance premiums paid by the Company for the fiscal years ended June 30, 2008 and 2007, respectively.

(5) The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

(6) Consists of $12,846 and $17,587 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2008 and 2007, respectively.

(7) The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

Grants of Plan-Based Awards

The following options were granted to the named executives during the fiscal year ended June 30, 2008: 10,000 options each to Ms. Tina Gilger and Ms. Patti McGlasson, using the Black-Scholes model these were valued at $12,160 each and an expense was recorded for this amount in the accompanying consolidated financial statements.

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

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008. Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the "CEO Agreement"), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer from the date of the CEO Agreement through December 31, 2010. The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the CEO Agreement, Mr. Ghauri is entitled to an annualized base salary of $300,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. Pursuant to the terms of the amendment, Mr. Ghauri is entitled to the following bonuses. Only upon the achievement of the Minimum Bonus Benchmark (as defined below), Mr. Ghauri shall be granted stock options for 750,000 shares of the common stock of the Company (the "Options") pursuant to an option agreement (the "Option Agreement") issued pursuant to the Company’s 2005 Employee Stock Option Plan and shall vest equally over twenty four months beginning on the grant date and will be exercisable based on the customary provisions of such plan. The Option Agreement will have customary provisions relating to adjustments for stock splits and similar events. The exercise price of the Options will be $2.62 for 250,000 shares and, $3.90 for 500,000 shares. Further, the compensation committee authorized the following bonus structure: the bonus structure contemplates a bonus being awarded on the basis of a benchmark and accelerators. A bonus of One Hundred Thousand Dollars ($100,000) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $32,230,000 for fiscal year 2007-2008; and, earnings per share of $0.22 (the “Minimum Bonus Benchmark”). Additional bonuses may be earned if certain “accelerator goals” are achieved. The bonus is accelerated to 200% of the bonus amount if revenue of $35,000,000 is attained and earnings per share of $0.27; and, to 300% if revenue of $40,000,000 and earnings per share $0.32. Once the Minimum Bonus Benchmark is attained the additional bonus may be earned based on a percentage of accelerator goals achieved.

The Company retained the right to increase the base compensation as it deems necessary. In addition, Mr. Ghauri is entitled to participate in the Company's stock option plans, is entitled to three [Malea confirm number of weeks] weeks of paid vacation per calendar year and is to receive a car allowance totaling $3,000 per month for the term of the CEO Agreement. Finally, during the term of the CEO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ghauri, his spouse and dependent family members under the Company's health and related benefit plans.

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

The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007. The above summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit hereto.

Employment Agreement with Naeem Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our President of NetSol Technologies Europe, Ltd. and Chief Executive Officer of our EMEA Agreement , Naeem Ghauri (the “President EMEA Agreement”). The President EMEA Agreement was amended effective January 1, 2008. Pursuant to the Employment Agreement, as amended, the Company agreed to employ Mr. Ghauri as its President of the EMEA region from the date of the President EMEA Agreement through December 31, 2010. The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the President EMEA Agreement, Mr. Ghauri is entitled to an annualized base salary of £122,000 ($243,439 at June 30, 2008) and is eligible for annual bonuses at the discretion of the Compensation Committee. Pursuant to the terms of the Amendment, and only upon the achievement of company-wide revenue of $32,230,000 for fiscal year 2007-2008; and, earnings per share of $0.22 (the “Minimum Bonus Benchmark”), Executive shall be granted stock options for 525,000 shares of the common stock of the Company (the "Options") pursuant to an option agreement (the "Option Agreement") issued pursuant to the Company’s 2005 Employee Stock Option Plan and shall vest equally over twenty four months beginning on the grant date and will be exercisable based on the customary provisions of such plan. The Option Agreement will have customary provisions relating to adjustments for stock splits and similar events. The exercise price of the Options will be $2.62 for 175,000 shares and, $3.90 for 350,000 shares. Pursuant to the power granted to the board to provide bonuses to the Executive in section 3.1 of this Agreement, the compensation committee has authorized the following bonus structure. The bonus structure contemplates a bonus being awarded on the basis of a benchmark and accelerators. A bonus of Twenty-Four Thousand Two Hundred Fifty Dollars ($24,250) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $32,230,000 for fiscal year 2007-2008; and, earnings per share of $0.22 (the “Minimum Bonus Benchmark”). Additional bonuses may be earned if certain “accelerator goals” are achieved. The bonus is accelerated to 200% of the bonus amount if revenue of $35,000,000 is attained and earnings per share of $0.27; and, to 300% if revenue of $40,000,000 and earnings per share $0.32. Once the Minimum Bonus Benchmark is attained the additional bonus may be earned based on a percentage of accelerator goals achieved. Additionally, so long as Executive is the head of the mergers and acquisition team, Executive shall receive a bonus of Twenty-Four Thousand Two Hundred Fifty Dollars ($24,250) per successfully closed acquisition which involves minimal participation (with fees of no more than $10,000) from mergers and acquisition advisors.

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

The above summary of the President EMEA Agreement is qualified in its entirety by reference to the full text of the President EMEA Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007. The above summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit hereto.

Employment Agreement with Salim Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our President of NetSol Technologies, Ltd., our wholly owned subsidiary in Lahore, Pakistan and Chief Executive Officer of the APAC Region, Mr. Salim Ghauri (the “President APAC Agreement”). Pursuant to the Employment Agreement, as amended, , the Company agreed to employ Mr. Ghauri as its President APAC and Chief Executive Officer of the Global Services Division from the date of the President APAC Agreement through December 31, 2010. The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the President APAC Agreement, Mr. Ghauri is entitled to an annualized base salary of $225,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. Pursuant to the amendment, and only upon the achievement of the Minimum Bonus Benchmark (as defined below), Executive shall be granted stock options for 525,000 shares of the common stock of the Company (the "Options") pursuant to an option agreement (the "Option Agreement") issued pursuant to the Company’s 2005 Employee Stock Option Plan and shall vest equally over twenty four months beginning on the grant date and will be exercisable based on the customary provisions of such plan. The Option Agreement will have customary provisions relating to adjustments for stock splits and similar events. The exercise price of the Options will be $2.62 for 175,000 shares and, $3.90 for 350,000 shares. Pursuant to the power granted to the board to provide bonuses to the Executive in section 3.1 of this Agreement, the compensation committee has authorized the following bonus structure. The bonus structure contemplates a bonus being awarded on the basis of a benchmark and accelerators. A bonus of Fifty Thousand Dollars ($50,000) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $32,230,000 for fiscal year 2007-2008; and, earnings per share of $0.22 (the “Minimum Bonus Benchmark”). Additional bonuses may be earned if certain “accelerator goals” are achieved. The bonus is accelerated to 200% of the bonus amount if revenue of $35,000,000 is attained and earnings per share of $0.27; and, to 400% if revenue of $40,000,000 is attained and earnings per share of $0.32. Once the Minimum Bonus Benchmark is attained the accelerator bonus shall be awarded proportionally to the accelerator goals achieved.

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

The above summary of the President EMEA Agreement is qualified in its entirety by reference to the full text of the President EMEA Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007. The above summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit hereto.

Employment Agreement with Tina Gilger

Effective August 1, 2007, the Company entered into an Employment Agreement with our Chief Financial Officer, Ms. Tina Gilger. Pursuant to the Employment Agreement between Ms. Gilger and the Company (the "CFO Agreement"), the Company agreed to employ Ms. Gilger as its Chief Financial Officer from the date of the CFO Agreement through August 1, 2008. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one month periods unless notice of intent to terminate is received by either party at least two weeks prior to the end of the term. Under the CFO Agreement, Ms. Gilger was entitled to an annualized base salary of $132,000 and is eligible for annual bonuses at the discretion of the compensation committee of the board of directors. The Company retained the right to increase the base compensation as it deems necessary. In addition, Ms. Gilger is entitled to participate in the Company's stock option plans and, is entitled to two weeks of paid vacation per calendar year. Finally, during the term of the CFO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Ms. Gilger and her dependent family members under the Company's health and related benefit plans.

The CFO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CFO Agreement, if she terminates her employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, she shall be entitled to all remaining salary from the termination date until 6 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 6 months. She shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If she is terminated by the Company for Cause (as described below), or at the end of the employment term, she shall not be entitled to further compensation. Under the CFO Agreement, Good Reason includes the assignment of duties inconsistent with her title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 60 miles, if the Company asks her to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CFO Agreement by the Company. Under the CFO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform her duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CFO Agreement by Ms. Gilger.

The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the CFO Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the year ended June 30, 2007.

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary and General Counsel, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement between Ms. McGlasson and the Company (the "General Counsel Agreement"), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through April 30, 2008. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one year periods unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the General Counsel Agreement, Ms. McGlasson was entitled to an annualized base salary of $110,000 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. Effective August 1, 2007, Ms. McGlasson’s annualized salary was raised to $130,000. The Company retained the right to increase the base compensation as it deems necessary. In addition, Ms. McGlasson is entitled to participate in the Company's stock option plans and, is entitled to two weeks of paid vacation per calendar year. Finally, during the term of the General Counsel Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Ms. McGlasson, her spouse and dependent family members under the Company's health and related benefit plans.

The General Counsel Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the General Counsel Agreement, if she terminates her employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, she shall be entitled to all remaining salary from the termination date until 12 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 12 months. She shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If she is terminated by the Company for Cause (as described below), or at the end of the employment term, she shall not be entitled to further compensation. Under the General Counsel Agreement, Good Reason includes the assignment of duties inconsistent with her title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 60 miles, if the Company asks her to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the General Counsel Agreement by the Company. Under the General Counsel Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform her duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the General Counsel Agreement by Ms. McGlasson.

The above summary of the General Counsel Agreement is qualified in its entirety by reference to the full text of the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2006 on September 27, 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2008, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Najeeb Ghauri	100,000	-	2.21	1/1/14
	100,000		3.75	1/1/14
	50,000		5.00	1/1/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	200,000		1.83	6/2/16
	250,000		2.50	6/2/16

Naeem Ghauri	100,000	-	2.21	1/2/14
	100,000		3.75	1/2/14
	50,000		5.00	1/2/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	10,000		2.50	2/16/12
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	250,000		1.83	6/2/16
	250,000		2.50	6/2/16

Salim Ghauri	100,000	-	2.21	1/2/14
	100,000		3.75	1/2/14
	50,000		5.00	3/26/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	20,000		2.50	2/16/12
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	250,000		1.83	6/2/16
	250,000		2.50	6/2/16

Tina Gilger	10,000	-	1.86	7/20/15
	10,000		2.79	7/20/15
	20,000		1.65	7/7/15
	20,000		2.25	7/7/15
	10,000		1.60	7/23/17

Patti L. W. McGlasson	10,000	-	3.00	1/1/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	20,000		1.65	7/7/15
	20,000		2.25	7/7/15
	10,000		1.60	7/23/17

Option Exercises and Stock Vested

Mr. Najeeb Ghauri exercised options to acquire 50,000 shares of common stock of the Company at the exercise price of $1.83 per share during the last fiscal year.

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

Change-in-Control Payments

Najeeb Ghauri, Chairman and Chief Executive Officer

In the event that Mr. Ghauri is terminated as a result of a change in control (defined below), he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and his salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one percent of the Company’s consolidated gross revenues for the previous twelve (12) months; and, at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, he shall so notify the Company of his intent.

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2008, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$900,000	$-	$953,103
Bonus	-
Salary Multiple Pay-out	897,000
Bonus or Revenue One-time Pay-Out	366,422
Net Cash Value of Options	4,190,506

Total	$6,353,928	$-	$953,103

Naeem Ghauri, President EMEA

In the event that Mr. Ghauri is terminated as a result of a change in control (defined below), he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and his salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one percent of the Company’s consolidated gross revenues for the previous twelve (12) months; and, at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, he shall so notify the Company of his intent.

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2008, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$735,000	$-	$735,000
Bonus	-
Salary Multiple Pay-out	732,550
Bonus or Revenue One-time Pay-Out	366,422
Net Cash Value of Options	4,371,106

Total	$6,205,078	$-	$735,000

Salim Ghauri, President APAC

In the event that Mr. Ghauri is terminated as a result of a change in control (defined below), he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and his salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one percent of the Company’s consolidated gross revenues for the previous twelve (12) months; and, at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, he shall so notify the Company of his intent.

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2008, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$675,000	$-	$675,000
Bonus	-
Salary Multiple Pay-out	672,750
Bonus or Revenue One-time Pay-Out	366,422
Net Cash Value of Options	4,371,106

Total	$6,085,278	$-	$675,000

Tina Gilger, Chief Financial Officer

In the event that Ms. Gilger is terminated as a result of a change in control (defined below), she is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and her salary during the preceding 6 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one-half of one percent of the Company’s consolidated gross revenues for the previous six (6) months; and, at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, she shall so notify the Company of her intent.

The following table summarizes the potential payments to Ms. Gilger assuming her employment with us was terminated or a change of control occurred on June 30, 2008, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$66,000	$-	$66,000
Bonus	15,000
Salary Multiple Pay-out	197,340
Bonus or Revenue One-time Pay-Out	91,605
Net Cash Value of Options	180,600

Total	$550,545	$-	$66,000

Patti L. W. McGlasson, Secretary and General Counsel

In the event that Ms. McGlasson is terminated as a result of a change in control (defined below), she is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and her salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one-half of one percent of the Company’s consolidated gross revenues for the previous twelve (12) months; and, at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, she shall so notify the Company of her intent.

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2008, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$130,000	$-	$130,000
Bonus	5,000
Salary Multiple Pay-out	388,700
Bonus or Revenue One-time Pay-Out	183,211
Net Cash Value of Options	283,800

Total	$990,711	$-	$130,000

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended June 30, 2008, other than Najeeb Ghauri, Naeem Ghauri and Salim Ghauri who are executives and directors.

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	23,000	-	23,000
Shahid Javed Burki	29,000	-	29,000
Mark Caton	26,000	-	26,000
Alexander Shakow	16,000	-	16,000

(1)  There were no options awarded during fiscal year ended June 30, 2008

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2008.

BOARD ACTIVITY	CASH PAYMENTS
Annual Cash Retainer	$10,000
Committee Membership	$2,000
Chairperson for Audit Committee	$15,000
Chairperson for Compensation Committee	$12,000
Chairperson for Nominating and Corporate Governance Committee	$9,000

Members of our Board of Directors are also eligible to receive stock option or stock award grants both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee, which grants are non-qualified stock options under our Employee Stock Option Plans. Further, from time to time, the non-employee members of the Board of Directors are eligible to receive stock grants that may be granted if and only if approved by the shareholders of the Company.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert, Mr. Burki and Mr. Shakow. During the fiscal year ended June 30, 2007, the Chairman of the Compensation Committee was Mr. Beckert. There were no other members of the committee during the fiscal year ended June 30, 2007. All current members of the Compensation Committee are "independent directors" as defined under the Nasdaq Marketplace Rules. None of these individuals were at any time during the fiscal year ended June 30, 2008, or at any other time, an officer or employee of the Company.

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

In March 2004, our shareholders approved the 2003 stock option plan. This plan authorizes up to 2,000,000 options to purchase common stock of which 1,159,606 have been granted. The grant prices range between $1.00 and $5.00.

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

In May 2008, our shareholders approved the 2008 Equity Incentive Plan. This plan authorizes grants of up to 1,000,000 options or stock awards of which none have been granted.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 15, 2008, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

		Percentage
Name and	Number of	Beneficially
Address	Shares(1)(2)	owned(4)

Najeeb Ghauri (3)	2,577,650	9.75%
Naeem Ghauri (3)	2,261,367	8.56%
Salim Ghauri (3)	2,434,406	9.21%
Eugen Beckert (3)	223,900	*
Shahid Javed Burki (3)	194,000	*
Mark Caton (3)	6,000	*
Alexander Shakow (3)	0	*
Patti McGlasson (3)	135,000	*
Tina Gilger (3)	81,731	*
The Tail Wind Fund Ltd.(5)(6)	2,748,818	9.9%
All officers and directors as a group (nine persons)	7,914,054	29.95%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 19, 2007 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes shares issuable upon exercise of options exercisable within 60 days, as follows: Mr. Najeeb Ghauri, 1,774,227; Mr. Naeem Ghauri, 1,784,227; Mr. Salim Ghauri, 1,774,227; Mr. Eugen Beckert, 135,000; Mr. Shahid Burki, 150,000; Ms. Tina Gilger, 70,000; and Ms. Patti McGlasson, 110,000.

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

(6) Subject to the Ownership Limitation (defined below), The Tail Wind Fund Ltd. (“Tail Wind”) may be deemed to beneficially own a total of 4,352,073 shares of Common Stock, including: 1,268,740 shares of Common Stock held by Tail Wind,; 1,060,606 shares of Common Stock issuable upon conversion of $1,750,000 in liquidation preference of the Company’s Series A 7% Cumulative Convertible Preferred Stock (“the Preferred Stock”); 303,030 sshares of Common Stock issuable upon exercise of Warrants issued to Tail Wind on June 29, 2007; 303,030 shares of Common Stock issuable upon exercise of Warrants issued to Tail Wind on October 29, 2007 (together with the warrants issued on June 29, 2007, the “Warrants”); and, 1,416,667 shares of Common Stock issuable upon conversion of $4,250,000 in principal amount of the Company’s Convertible Notes due July 31, 2011 issued to Tail Wind on July 23, 2008 (the “Notes”). . In accordance with Rule 13d-4 under the Securities Exchange Act of 1934, as amended, because the number of shares of Common Stock into which the Reporting Person's Notes, Preferred Stock and Warrants are convertible and exercisable is limited, pursuant to the terms of such instruments, to that number of shares of Common Stock which would result in the Reporting Person having beneficial ownership of 9.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation"), Tail Wind disclaims beneficial ownership of any and all shares of Common Stock that would cause Tail Wind's beneficial ownership to exceed the Ownership Limitation. In accordance with the Ownership Limitation, Tail Wind, based upon 26,285,761 shares of common stock outstanding (as of July 23, 2008), Tail Wind beneficially owns 2,748,818 shares of Common Stock and disclaims beneficial ownership of 1,603,255.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 2007, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees. This compensation is discussed in the sections entitled “Compensation of Directors” beginning on page 53.

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

3.6	Amendment to the Articles of Incorporation dated October 18, 2006 filed as Exhibit 3.5 to NetSol’s Annual Report for the fiscal year ended June 30, 2007 on Form 10-KSB.

3.7	Amendment to Articles of Incorporation dated May 12, 2008 (1)

3.8
Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.*

3.9	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol’s Registration Statement filed on Form S-8 filed on March 27, 2002.*

4.1	Form of Common Stock Certificate*

4.2	Form of Warrant*.

4.3	Form of Series A 7% Cumulative Preferred Stock filed as Annex E to NetSol’s Definitive Proxy Statement filed September 18, 2006*.

10.1	Lease Agreement for Calabasas executive offices dated December 3, 2003 incorporated by reference as Exhibit 99.1 to NetSol’s Current Report filed on Form 8-K filed on December 24, 2003.*

10.2	Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company’s Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*

10.3	Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol’s Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997*

10.4	Company 2003 Incentive and Nonstatutory incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed February 6, 2004.*

10.5	Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol’s Registration Statement on Form S-8 filed on March 27, 2002.*

10.6	Company 2008 Equity Incentive Plan incorporated by reference as Annex A to NetSol’s Definitive Proxy Statement filed May 28, 2008.

10.7
Frame Agreement by and between DaimlerChrysler Services AG and NetSol Technologies dated June 4, 2004 incorporated by reference as Exhibit 10.13 to NetSol’s Annual Report for the year ended June 30, 2005 on Form 10-KSB filed on September 15, 2005.*

10.8
Share Purchase Agreement dated as of January 19, 2005 by and between the Company and the shareholders of CQ Systems Ltd. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on January 25, 2005.*

10.9
Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on May 8, 2006.*

10.10
Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006 incorporated by reference as Exhibit 10.20 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006*.

10.11	Employment Agreement by and between the Company and Najeeb Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.12	Employment Agreement by and between the Company and Naeem Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.13	Employment Agreement by and between the Company and Salim Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.14	Employment Agreement by and between the Company and Tina Gilger dated August 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.15	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2007. (1)

10.16	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2007. (1)

10.17	Amendment to Employment Agreement by and between Company and Salim Ghauri dated effective January 1, 2007. (1)

10.18	Lease Agreement by and between McCue Systems, Inc. and Sea Breeze 1 Venture dated April 29, 2003*

10.19
Amendment to Lease Agreement by and between McCue Systems, Inc. and Sea Breeze 1 Venture dated June 25, 2007 filed as Exhibit 10.19 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007. *

10.20
Lease Agreement by and between NetSol Pvt Limited and Civic Centres Company (PVT) Limited dated May 28, 2001 incorporated by this reference as Exhibit 10.23 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*

10.21
Lease Agreement by and between NetSol Pvt Limited and Mrs. Rameeza Zobairi dated December 5, 2005 incorporated by this reference as Exhibit 10.24 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*

10.22
Lease Agreement by and between NetSol Pvt Limited and Mr. Nisar Ahmed dated May 4, 2006 incorporated by this reference as Exhibit 10.25 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*

10.23
Lease Agreement by and between NetSol Technologies, Ltd. and Argyll Business Centres Limited dated April 28, 2006 incorporated by this reference as Exhibit 10. 26 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*

10.24
Tenancy Agreement by and between NetSol Technologies, Ltd. and Beijing Lucky Goldstar Building Development Co. Ltd. dated June 26, 2007 filed as Exhibit 10.21 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.25	Company 2005 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on March 3, 2006.*

10.26	Company 2004 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on February 7, 2005.*

10.27
Working area sublease by and between NetSol Technologies, Ltd. and Toyota Leasing (Thailand) Co. Ltd., dated June 21, 2007 filed as Exhibit 10.24 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.28	Lease Agreement by and between NetSol Technologies, Inc. and NetSol Technologies North America, Inc. and NOP Watergate LLC dated April 3, 2008. (1)

10.29	Lease Amendment Number Three by and between NetSol Technologies, Inc. and Centry National Properties, Inc. dated December 12, 2007. (1)

10.30	Rent Agreement by and between Mr. Tahir Mehmood Khan and NetSol Technologies Ltd. Dated January 21, 2008. (1)

21.1	A list of all subsidiaries of the Company(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed
(1) Filed Herewith

(b) Reports on Form 8-K

1)
On May 1, 2008, the Company filed a current report including its press release dated April 30, 2008 which announced the results of operations and financial conditions for its Pakistani subsidiary, NetSol Technologies, Ltd. for the quarter ended March 31, 2008.

2)
On May 13, 2008, the Company filed a current report including its press release dated May 13, 2008 and Financial Results Presentation dated May 13, 2008 which announced the results of operations and financial conditions for the quarter ended March 31, 2008.

Item 14 Principal Accountant Fees and Services

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2008 and June 30, 2007. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10-KSB or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2008 was $120,000, and for the year ended June 30, 2007 was $105,000.

Audit Related Fees

 The aggregate fees billed by Kabani & Co. during fiscal 2008 including assurance and related audit services not covered in the preceding paragraph was $37,500. These “Audit Related Fees” were primarily for services in connection with the review of quarterly financial statements.. The aggregate fees billed by Kabani & Company during fiscal 2007 including assurance and related audit services not covered in the preceding paragraph was $52,500. These “Audit Related Fees” were primarily for services in connection with the review of quarterly financial statements and the Company’s filing of a Registration Statement and amendments thereto on Form S-3.

Tax Fees

Tax fees for fiscal year 2008 were $4,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2007. Tax fees for fiscal year 2007 were $12,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2006.

All Other Fees

There were no other fees billed by Kabani & Co. or services rendered to NetSol during the fiscal years ended June 30, 2008 and 2007, other than as described above.

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

NetSol Technologies, Inc.

Date: September 19, 2008	BY:	/S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: September 19, 2008	BY:	/S/ Tina Gilger

Tina Gilger
Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 19, 2008	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 19, 2008	BY:	/S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date: September 19, 2008	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: September 19, 2008	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 19, 2008	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 19, 2008	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 19, 2008	BY:	/S/ ALEXANDER SHAKOW
Alexander Shakow
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2008 and the results of its consolidated operations and its cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
September 12, 2008

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$6,275,238
Accounts receivable, net of allowance for doubtful accounts of $108,538	10,988,888
Revenues in excess of billings	11,053,042
Other current assets	2,406,407
Total current assets		30,723,575
Property and equipment, net of accumulated depreciation		9,176,780
Other assets, long-term		1,866,437
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	10,837,856
Customer lists, net	1,732,761
Goodwill	9,439,285
Total intangibles		22,009,902
Total assets		$63,776,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,116,659
Current portion of loans and obligations under capitalized leases	2,280,110
Other payables - acquisitions	846,215
Unearned revenues	3,293,728
Due to officers	184,173
Dividend to preferred stockholders payable	33,508
Loans payable, bank	2,932,551
Total current liabilities		13,686,944
Obligations under capitalized leases, less current maturities		332,307
Long term loans; less current maturities		411,608
Total liabilities		14,430,859
Minority interest		6,866,514
Commitments and contingencies		-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; 1,920 issued and outstanding	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized; 25,545,482 issued and outstanding	25,545
Additional paid-in-capital	76,456,697
Treasury stock	(35,681)
Accumulated deficit	(32,067,003)
Stock subscription receivable	(600,907)
Common stock to be issued	1,048,249
Other comprehensive loss	(4,267,579)
Total stockholders' equity		42,479,321
Total liabilities and stockholders' equity		$63,776,694

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended June 30,
	2008	2007
Net Revenues:
License fees	$12,685,039	$9,788,266
Maintenance fees	6,306,321	5,441,339
Services	17,650,815	14,052,481
Total revenues	36,642,175	29,282,086
Cost of revenues
Salaries and consultants	10,071,664	8,812,934
Travel	1,719,743	1,529,796
Repairs and maintenance	405,140	430,962
Insurance	239,043	211,897
Depreciation and amortization	1,398,454	794,482
Other	1,890,100	1,914,440
Total cost of sales	15,724,144	13,694,511
Gross profit	20,918,031	15,587,575
Operating expenses:
Selling and marketing	3,722,470	3,161,924
Depreciation and amortization	1,939,502	1,846,790
Bad debt expense	58,293	189,873
Salaries and wages	3,703,836	3,696,501
Professional services, including non-cash compensation	837,598	1,067,702
General and adminstrative	3,447,113	2,977,917
Total operating expenses	13,708,812	12,940,707
Income from operations	7,209,219	2,646,868
Other income and (expenses):
Loss on sale of assets	(35,484)	(2,977)
Beneficial conversion feature	-	(2,208,334)
Amortization of debt discount and capitalized cost of debt	-	(2,803,691)
Liquidation damages	-	(180,890)
Fair market value of warrants issued	-	(68,411)
Interest expense	(626,708)	(617,818)
Interest income	195,103	201,015
Gain on sale of subsidiary interest	1,240,808	-
Gain on foreign currency exchange rates	2,020,839	178,522
Other income and (expenses)	148,544	74,050
Total other income (expenses)	2,943,102	(5,428,534)
Net income (loss) before minority interest in subsidiary and before income taxes	10,152,321	(2,781,666)
Minority interest in subsidiary	(2,808,291)	(1,935,589)
Income taxes	(121,982)	(160,306)
Net income (loss)	7,222,048	(4,877,561)
Dividend required for preferred stockholders	(178,541)	(237,326)
Net income (loss) applicable to common shareholders	7,043,507	(5,114,887)
Other comprehensive loss:
Translation adjustment	(3,792,148)	(55,770)
Comprehensive income (loss)	$3,251,359	$(5,170,657)
Net income (loss) per share:
Basic	$0.29	$(0.28)
Diluted	$0.28	$(0.28)
Weighted average number of shares outstanding
Basic	24,118,538	18,189,590
Diluted	25,997,049	18,189,590

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2008

										Other
							Stock		Capitalized	Compre-
					Additional		Sub-		Finance	hensive		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	Costs	Income/	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	of Debt	(Loss)	Deficit	Equity
Balance at June 30, 2006	-	$-	16,160,875	$16,161	$57,106,542	$(10,194)	$(299,250)	$1,749,979	$(326,599)	$(419,660)	$(31,672,041)	$26,144,938
Preferred Stock issued for conversion of convertible note	5,500	5,500,000										5,500,000
Excercise of common stock options			1,525,030	1,525	2,548,198		(517,250)	(5,000)				2,027,473
Common stock issued for:
Cash			103,333	104	108,396		(219,907)	1,141,500				1,030,093
Services			261,984	261	390,216		35,000	7,500				432,977
Conversion of
preferred stock	(1,370)	(1,370,000)	830,302	830	1,369,170							-
Payment of dividend on preferred stock			105,589	105	159,579							159,684
Common stock issued in exhange for:
Notes payable and related interest			230,863	231	339,137							339,368
Purchase of McCue Systems			1,329,470	1,330	2,274,677			(1,564,367)				711,640
Beneficial conversion feature					2,208,334							2,208,334
Repricing of warrants					11,667							11,667
Bonus shares issued by subsidiary					345,415						(345,415)	-
Adjustment to stockholder list			9,107	9	(9)							-
Fair market value of warrants and options issued			-	-	136,571							136,571
Finance costs of capital raised			-	-	(9,746)				326,599			316,853
Foreign currency translation adjusts			-	-	-					(55,770)		(55,770)
Net loss for the year			-	-	-						(5,114,887)	(5,114,887)

Balance at June 30, 2007	4,130	$4,130,000	20,556,553	$20,556	$66,988,147	$(10,194)	$(1,001,407)	$1,329,612	$-	$(475,430)	$(37,132,343)	$33,848,941
Continued

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
FOR THE YEARS ENDED JUNE 30, 2007 AND 2008

									Other
							Stock		Compre-
					Additional		Sub-		hensive		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	Income/	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	(Loss)	Deficit	Equity
Balance at June 30, 2007	4,130	$4,130,000	20,556,553	$20,556	$66,988,147	$(10,194)	$(1,001,407)	$1,329,612	$(475,430)	$(37,132,343)	$33,848,941
Excercise of common stock options			849,938	850	1,477,079		80,500	36,600			1,595,029
Excercise of common stock warrants			1,087,359	1,087	1,753,460						1,754,547
Common stock issued for:
Cash			1,515,152	1,516	2,498,484		250,000	(1,250,000)			1,500,000
Services			57,500	58	126,268			41,600			167,926
Conversion of preferred stock	(2,210)	(2,210,000)	1,339,392	1,339	2,208,661						-
Payment of dividend on preferred stock			114,588	114	222,559						222,673
Common stock issued in exhange for:
Purchase of 100% Omni			25,000	25	76,725						76,750
Purchase of McCue Systems								890,437			890,437
Bonus shares issued by subsidiary (minority)					1,160,994					(1,160,994)	-
Cash dividend issued by subsidiary (minority)										(817,173)	(817,173)
Purchase of Treasury Shares						(25,487)					(25,487)
Fair market value of options issued			-	-	24,320						24,320
Finance costs of capital raised			-	-	(10,000)						(10,000)
Write-off of subscription rec					(70,000)		70,000				-
Foreign currency translation adjusts			-	-	-				(3,792,148)		(3,792,148)
Net income for the year			-	-	-					7,043,507	7,043,507

Balance at June 30, 2008	1,920	$1,920,000	25,545,482	$25,545	$76,456,697	$(35,681)	$(600,907)	$1,048,249	$(4,267,579)	$(32,067,003)	$42,479,321

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,222,048	$(4,877,561)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,337,956	2,641,272
Bad debt expense	58,293	189,873
Loss on sale of assets	35,484	2,977
Gain on sale of subsidiary interest in Pakistan	(1,240,808)	-
Minority interest in subsidiary	2,808,291	1,935,589
Stock issued for services	167,926	88,099
Stock issued for convertible note payable interest	-	311,868
Fair market value of warrants and stock options granted	24,320	136,571
Beneficial conversion feature	-	2,208,334
Amortization of capitalized cost of debt	-	2,815,358
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,123,995)	(2,858,608)
Increase in other current assets	(4,980,504)	(3,359,736)
Decrease in long-term assets	229,622	159,940
Increase in accounts payable and accrued expenses	233,408	560,136
Net cash provided by/(used in) operating activities	3,772,041	(45,888)
Cash flows from investing activities:
Purchases of property and equipment	(4,435,755)	(2,420,470)
Sales of property and equipment	15,838	366,088
Net proceeds of certificates of deposit	-	1,737,481
Payments of acquisition payable	(879,007)	(4,027,753)
Increase in intangible assets	(4,829,369)	(3,295,262)
Net cash used in investing activities	(10,128,293)	(7,639,916)
Cash flows from financing activities:
Proceeds from sale of common stock	1,500,000	1,030,093
Proceeds from the exercise of stock options and warrants	3,282,827	1,008,250
Proceeds from sale of subsidiary stock	1,765,615	-
Finance costs incurred for sale of common stock	(10,000)	-
Purchase of treasury stock	(25,486)	-
Reduction of restricted cash	-	4,533,555
Proceeds from loans from officers	-	165,000
Bank overdraft	85,335	-
Proceeds from bank loans	5,441,870	-
Payments on bank loans	(99,936)	-
Payments on capital lease obligations & loans - net	(3,409,496)	2,359,017
Net cash provided by financing activities	8,530,729	9,095,915
Effect of exchange rate changes in cash	90,597	106,285
Net increase in cash and cash equivalents	2,265,074	1,516,396
Cash and cash equivalents, beginning of year	4,010,164	2,493,768
Cash and cash equivalents, end of year	$6,275,238	$4,010,164

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	For the Years
	Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$559,156	$232,783
Taxes	$118,535	$70,184

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$-	$269,128
Common stock issued for acquisition of 100% of subsidiary	$76,750	$2,295,649
Common stock issued for payment of note payable and related interest	$-	$27,500
Common stock issued for dividend payable	$222,673	$-
Common stock issued for conversion of debentures	$-	$150,000
Bonus stock distribution issued by subsidiary to minority holders	$1,160,994	$345,415
Stock issued for the conversion of Preferred Stock	$2,210,000	$1,370,000

Preferred stock issued for conversion of convertible note payable	$-	$5,500,000

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

In March 2000, the Company formed NetSol (Pvt), Limited as a wholly owned subsidiary. The subsidiary was merged into the Company’s subsidiary, NetSol Technologies Limited (“NetSol PK”) in April 2006.

Business Combinations Accounted for Under the Purchase Method:

NetSol Technologies Europe Limited (“NTE”) (formerly CQ Systems)

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

During the year ended June 30, 2008, the name of the subsidiary was changed to NetSol Technologies Europe Limited.

NetSol Technologies North America (“NTNA”) (formerly McCue Systems)

On May 6, 2006, the Company entered into an agreement to acquire 100% of the issued and outstanding stock of McCue Systems, Inc. (“McCue”), a California corporation. The acquisition closed on June 30, 2006. The initial purchase price was estimated at $8,471,455 of which one-half was due at closing payable in cash and stock. The other half is due in two installments over the next two years based on the revenue after the audited December 31, 2006 and 2007 financial statements are completed. On the closing date, $2,117,864 payable and 958,213 shares to be issued valued at $1,628,979 were recorded. The cash was paid on July 5, 2006 and the shares were also issued in July 2006. The total amount paid at closing was $3,746,843. In June 2007, the second installment due was determined based on the audited revenues for the twelve month period ending December 31, 2006. Based on the earn-out formula in the purchase agreement, $1,807,910 was due in cash and stock. On June 27, 2006 397,700 shares of the Company’s restricted common stock were issued to the shareholders of McCue Systems. In July and August 2006, $450,000 and $429,007, respectively, of the cash portion was paid to the shareholders. In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded. In July and August, 2007, $879,007 of the cash was paid. In June 2008, the third and final installment was determined based on the audited revenues for the twelve month period ending December 31, 2007. Based on the earn-out formula in the purchase agreement, $1,525,632 was due, consisting of $762,816 in cash and 345,131 shares of the Company’s restricted common stock. The cash portion is shown as “Other Payable – Acquisition” and the stock portion is shown in “Shares to be issued” on these consolidated financial statements. The balance at June 30, 2008 was $846,215. Of this amount, $104,452 represents the few remaining McCue shareholders that have not been located as of the date of this report. The shares were issued on July 3, 2008 and the cash due was paid in July and August 2008.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2008 the name of the subsidiary was changed to NetSol Technologies North America, Inc.

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

NetSol-Innovation (formerly TiG-Netsol)

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

During the year ended June 30, 2008, the name of the joint venture was changed to NetSol-Innovation (Private) Limited.

NetSol Omni

In February 2006, the Company purchased 50.1% of the outstanding shares for $60,012 in Talk Trainers (Private) Limited, (“Talk Trainers”), a Pakistan corporation which provides educational services, professional courses, training and Human Resource services to the corporate sector. The major stockholder of Talk Trainers was Mr. Ayub Ghauri, brother to the executive officers of the Company, and therefore the acquisition was recorded at historical cost as the entities are under common control. As the effects of this transaction are immaterial to the Company overall, no pro forma information is provided. During the quarter ended June 30, 2006, Talk Trainers changed its name to NetSol Omni (Private) Limited (“Omni”).

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger of Subsidiaries

In December 2007, the Companies wholly-owned subsidiary Omni was merged into NetSol PK both located in Lahore, Pakistan. As the subsidiaries were under common control, the assets and liabilities of Omni were recorded at historically values at the time of the merger. The consolidated financial statements reflect the income and expenses of Omni for the fiscal year up to the date of the merger.

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

Unearned Revenue: Unearned Revenue is broken down into three main categories; a) annual maintenance contracts whereby the annual fee is collected at the beginning of the service period and recognized on a pro-rata basis over the life of the contract, b) service revenue connected to those contracts which the implementation and development segments are recognized on the percentage of completed method; and c) customized development projects for existing customers to modify their version of the product to better meet their individual needs which are recognized on the percentage of completion method. As of June 30, 2008, unearned revenues were $3,293,728.

Fair Value:

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Advertising Costs:

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2008 and 2007 were $781,709 and $643,081 respectively.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the year ended June 30, 2008	Net Income	Shares	Per Share
Basic earnings per share:	$7,043,507	24,118,538	$0.29
Dividend to preferred shareholders	178,541
Net income available to common shareholders
Effect of dilutive securities
Stock options		950,910
Warrants		559,160
Convertible Preferred Shares		368,441
Diluted earnings per share	$7,222,048	25,997,049	$0.28

For the year ended June 30, 2007	Net Loss	Shares	Per Share
Basic earnings per share:	$(5,114,887)	18,189,590	$(0.28)
Dividend to preferred shareholders	-
Effect of dilutive securities *
Stock options		-
Warrants		-
Diluted earnings per share	$(5,114,887)	18,189,590	$(0.28)

* As there is a loss, these securities are anti-dilutive. The basic and diluted earnings per share is the same for the year ended June 30, 2007

Other Comprehensive Income & Foreign Currency Translation:

SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, Omni, and NetSol-TiG use Pakistan Rupees; and Abraxas uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. During the years ended June 30, 2008 and 2007, comprehensive income included net translation loss of $3,792,148 and income $55,770, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $4,267,579 as of June 30, 2008.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated pre-tax income consists of the following:

	Years Ended June 30
	2008	2007
US operations	$(3,223,892)	$(8,044,489)
Foreign operations	10,567,922	2,744,493
	$7,344,030	$(5,299,996)

The components of the provision for income taxes are as follows:

	Years Ended June 30
	2008	2007
Current:
Federal	$-	$-
Foreign	121,982	160,306
State and Local	-	-
Deferred:
Federal	-	-
Foreign	-	-
State and Local	-	-
Provision for income taxes	$121,982	$160,306

The following is a reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the income taxes reflected in the Statement of Operations:

	Years ended June 30,
	2008	2007
Income taxes (benefit) at statutory rate	34.00%	34.00%
State income taxes, net of federal tax benefit	17.22%	6.00%
Foreign earnings taxed at different rates	-47.26%	5.00%
Change in valuation allowance for deferred tax assets	-3.62%	-42.00%
Non-deductible expenses	0.06%
Other, net	1.27%
Provision for income taxes	1.66%	3.00%

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2008 and 2007:

	Years ended June 30,
	2008	2007
Deferred tax asset:
Other	119,977	-
Intangible assets	(1,293,677)	-
Net Operating loss carry forwards	8,446,586	12,786,333

Net deferred tax assets	7,272,886	12,786,333
Valuation allowance for deferred tax assets	(7,272,886)	(12,786,333)

Net deferred tax assets/(liabilities)	-	-

United States of America

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance decreased by $5,513,447 for the year ended June 30, 2008 mainly due to reporting a deferred tax liability related to acquired intangibles and adjusting the Company's net operating losses. To the extent a benefit is realized from reducing the valuation allowance on acquired deferred income tax assets, the benefit will be credited to goodwill.

At June 30, 2008, federal and state net operating loss carry forwards were $22,223,241 and $4,983,979 respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards begin to expire in 2012. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have an effect on the results of operations, financial condition or liquidity. As of June 30, 2008, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2004 through 2007. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $20,107,651 as of June 30, 2008. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

Pakistan

As of June 30, 2008 the Company’s Pakistan subsidiaries had net operating loss carry forwards which can be carried forward for six years to offset future taxable income. The deferred tax assets for the Pakistan subsidiaries at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Pakistan as of June 30, 2008 and 2007.

	2008	2007
Net Operating Loss Carryforward	$1,137,985	$1,496,002
Total Deferred Tax Assets	398,295	523,601
Less: Valuation Allowance	(398,295)	(523,601)
Net Deferred Tax Asset	$-	$-

UK

As of June 30, 2008 the Company’s UK subsidiaries had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the UK subsidiaries at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the UK as of June 30, 2008 and 2007.

	2008	2007
Net Operating Loss Carryforward	$172,687	$1,649,025
Total Deferred Tax Assets	51,806	494,707
Less: Valuation Allowance	(51,806)	(494,707)
Net Deferred Tax Asset	$-	$-

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reporting segments:

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries (see Note 15).

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

Reclassifications:

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year.

NOTE 3 – MAJOR CUSTOMERS

During fiscal year ended June 30, 2008, there were no customers who represented 10% or more of the Company’s total revenue.

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies), which accounts for approximately 5% and 2% of revenue, Toyota Motors (which consists of a group of many companies) accounts for approximately 3% and 9% of revenue, and Nissan (which consists of a group of many companies) accounts for approximately 11% and 5% of revenue for the fiscal year ended June 30, 2008 and 2007, respectively. Accounts receivable at June 30, 2008 and 2007 for these companies was $2,357,889 and $1,925,831.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following as of June 30, 2008:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses	$825,640
Advance Income Tax	356,843
Employee Advances	133,954
Security Deposits	244,409
Advance Rent	211,828
Tender Money Receivable	293,943
Other Receivables	335,493
Other Assets	4,297

Total	$2,406,407

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at June 30, 2008:

Office furniture and equipment	$1,224,340
Computer equipment	9,043,307
Assets under capital leases	1,511,311
Building	2,902,142
Land	925,210
Autos	245,855
Improvements	413,175
Subtotal	16,265,340
Accumulated depreciation	(7,088,560)
$9,176,780

For the years ended June 30, 2008 and 2007, fixed asset depreciation expense totaled $1,573,345 and $1,015,835, respectively. Of these amounts, $1,031,943 and $567,145, respectively, are reflected as part of cost of goods sold.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2008:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2007	$14,511,208	$5,451,094	$19,962,302
Additions	4,481,077	-	4,481,077
Effect of translation adjustment	(381,578)	-	(381,578)
Accumulated amortization	(7,772,851)	(3,718,333)	(11,491,184)
Net balance - June 30, 2008	$10,837,856	$1,732,761	$12,570,617

Amortization expense:
Year ended June 30, 2008	$1,069,967	$694,644	$1,764,611
Year ended June 30, 2007	$930,791	$694,644	$1,625,435

The above amortization expense includes amounts in “Cost of Goods Sold” for capitalized software development costs of $366,511 and $227,335 for the fiscal years ended June 30, 2008 and 2007, respectively.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2008, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $9,550,831. Software development amortization expense was $366,511 and $227,335 for the years ended June 30, 2008 and June 30, 2007, respectively.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/09	6/30/10	6/30/11	6/30/12	6/30/13	TOTAL
Product Licences	$1,512,349	$1,257,480	$794,583	$128,892	$128,892	$3,822,195
Customer Lists	694,644	606,852	431,266	-	-	1,732,762

	$2,206,993	$1,864,332	$1,225,849	$128,892	$128,892	$5,554,957

Goodwill is comprised of amounts recognized in the acquisition of the following:

Balance at
June 30, 2008
NetSol PK Tech	$1,166,611
CQ Systems	3,471,813
McCue Systems	4,664,100
NetSol Omni	136,761

Total	$9,439,285

There was no impairment of goodwill for the years ended June 30, 2008 and 2007.

NOTE 7 – OTHER ASSETS – LONG TERM

During the year ended June 30, 2007, NetSol PK agreed to lease a facility from the owner of the adjacent land agreed to build an office to the Company’s specifications and the Company agreed to help pay for the development of the land in exchange for discounted rent for the next three years. As of June 30, 2008, the Company has paid a total of 26,156,725pkr or approximately $383,530 in connection with this agreement. Of this amount, 14,446,675pkr or approximately $211,828 has been classified as current, representing one-year of rental payments, and 3,570,000pkr or approximately $52,346 shown as long-term assets. During the year ended June 30, 2008, 8,140,050pkr or approximately $198,280 was expensed.

In addition, NetSol PK has begun work on building a new building behind the current one. The enhancement of infra-structure is necessary to meet the company’s growth in local and international business. The balance for advance for Capital-Work-In-Progress was $1,043,765.

During the current fiscal year, our North American operations determined it was necessary to move its location from Burlingame to Emeryville. The move is expected to be completed in September 2008. As part of the lease agreement, the Company was required to pay two months of rental payments as a security deposit valued at $155,880.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008, one of the Company’s subsidiaries has classified two of its accounts receivable as long-term amounting to $614,446 at present value net of discount of $109,818. The discount was calculated using a rate of 8.25% and a time period of two years as the collection is expected by the fiscal year ended June 30, 2010.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2008:

Accounts Payable	$1,468,491
Accrued Liabilities	2,099,693
Accrued Payroll	2,203
Accrued Payroll Taxes	176,916
Interest Payable	158,627
Deferred Revenues	72,240
Taxes Payable	138,489

Total	$4,116,659

NOTE 9 – DEBTS

A) LOANS AND LEASES PAYABLE

Notes and leases payable consist of the following at June 30, 2008:

	Balance at	Current	Long-Term
Name	6/30/08	Maturities	Maturities
D&O Insurance	$41,508	$41,508	$-
E&O Insurance	28,518	28,518	-
Habib Bank Line of Credit	1,501,998	1,501,998	-
Bank Overdraft Facility	84,952	84,952	-
HSBC Loan	739,428	327,820	411,608
Subsidiary Capital Leases	627,621	295,314	332,307

	$3,024,025	$2,280,110	$743,915

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $1,023,850 was converted into a loan payable with a maturity of three years. The interest rate is 7.5% with monthly payments of £15,558 or approximately $31,858. The Parent has guaranteed payment of the loan in the event the subsidiary should default on it. During the year ended June 30, 2008, £155,585 or approximately $307,384 was paid on the principal of this note and £27,784 or approximately $52,310 was paid in interest. The loan outstanding as of June 30, 2008 was £370,567 or $739,428; of this amount $327,820 is classified as current maturities and $411,608 as long-term debt.

In January 2008, the Company renewed its directors’ and officers’ (“D&O”) liability insurance for which the annual premium is $102,585. The Company arranged financing with AFCO Credit Corporation with a down payment of $10,584 with the balance to be paid in nine monthly installments of $10,584 each. The balance owing as of June 30, 2008 was $41,508.

In January 2008, the Company purchased an Errors and Omissions (“E&O”) liability insurance for an annual premium of $69,783. The Company arranged financing with AFCO Credit Corporation with a down payment of $7,213 with the balance to be paid in nine monthly installments of $7,213 each. The balance owing as of June 30, 2008 was $28,518.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. During the year ended June 30, 2008, $1,510,595 was drawn down on this line of credit and $12,629 was repaid. The interest rate on this account is variable and was 4.571% at June 30, 2008. Interest paid during the year ended June 30, 2008 was $4,032 and the balance was $1,501,998.

During the year ended June 30, 2008, the Company’s subsidiary, NTE, entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000. The interest rate is 3.25% per year over the Bank’s sterling Base Rate, which is currently 5%, for an effective rate of 8.25%. As of June 30, 2008, the subsidiary had used £42,574 or approximately $84,952.

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2008 and 2007.

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2008:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum Lease Payments
Due FYE 6/30/09	$368,671
Due FYE 6/30/10	258,927
Due FYE 6/30/11	113,053
Due FYE 6/30/12	6,135
Due FYE 6/30/13	3,356
Total Minimum Lease Payments	750,142
Interest Expense relating to future periods	(122,521)
Present Value of minimum lease payments	627,621
Less: Current portion	(295,314)
Non-Current portion	$332,307

Following is a summary of fixed assets held under capital leases as of June 30, 2008:

Computer Equipment and Software	$895,235
Furniture and Fixtures	62,054
Vehicles	392,727
Building Equipment	161,295

Total	1,511,311
Less: Accumulated Depreciation	(653,643)
Net	$857,668

B) LOANS PAYABLE - BANK

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has a loan with a bank, secured by the Company’s assets. This note consists of the following as of June 30, 2008:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,932,551

Total			$2,932,551

C) OTHER PAYABLE – ACQUISITION

As of June 30, 2008, Other Payable – Acquisition consists of total payments of $846,215 due to the shareholders of McCue Systems.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

McCue Systems (now NetSol Technologies North America Inc.)

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 17). As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded. During the fiscal year ended June 30, 2007, $2,059,413 of the cash portion of was paid to the McCue shareholders and in July 2006 the stock was issued. In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded. In July and August 2007, $879,007 of the cash was paid. In June 2008, the third and final installment became due, consisting of $762,816 in cash and 345,131 shares of the Company’s restricted common stock. The cash portion is shown as “Other Payable – Acquisition” and the stock portion is shown in “Shares to be issued” on these consolidated financial statements. The balance at June 30, 2008 was $846,215. Of this amount, $104,452 represents the few remaining McCue shareholders that have not been located as of the date of this report. The shares were issued on July 3, 2008 and the cash due was paid in July and August 2008.

D) DUE TO OFFICERS

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

In addition, the officers of the Company have advanced $34,173 as working capital. The balance due to officers as of June 30, 2008 was $184,173.

In July 2008, the officers exercised 98,358 options against the amounts owed to them of $179,738.

NOTE 10 – DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

On October 30, 2006, the convertible notes payable (see note 11) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The dividend is to be paid quarterly, either in cash or stock at the Company’s election. The dividend for the fiscal years ended June 30, 2008 and 2007 totaled $178,541 and $237,326. Of the amount due for fiscal year ended June 30, 2008, $145,033 has been paid in stock and the remaining balance of $33,508 is payable and is reflected in these consolidated financial statements. This amount was paid with the issuance of 13,107 shares of the Company’s common stock on July 3, 2008.

SUBSIDIARY DIVIDEND

On September 26, 2007, the Company’s joint-venture subsidiary, NetSol-Innovation declared a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522. Of this amount, the Company was due 50,520,000 pkr or approximately $834,349. The dividend was paid during the quarter ended December 31, 2007. The amount attributable to the minority holders is approximately $817,173 and is reflected in the acompanying consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONVERTIBLE NOTE PAYABLE

On June 15, 2006, the Company entered into an agreement with five accredited investors whereby the Company issued five convertible notes payable for an aggregate principal value of $5,500,000. These notes bore interest at the rate of 12% per annum and were due in full one year from the issuance date or on June 15, 2007 (the “Financing”).  The Convertible Notes could have immediately converted into shares of common stock of the Company at the conversion value (initially set at one share per $1.65 of principal dollar) to the extent that such conversion did not violate Nasdaq Market Place rules.  Due to the limitation rule, none of the note was convertible as of September 30, 2006. Upon the approval of the stockholders, to the extent not already converted into common shares, the Convertible Notes Payable would be immediately converted into shares of Preferred Stock. On October 18, 2006, the shareholders approved the issuance of the shares and on October 30, 2006 the notes were converted into 5,500 shares of Preferred Stock. During the quarter ended September 30, 2006, $167,489 of interest was accrued. As of September 30, 2006, a total of $194,989 in accrued interest had been recorded on the notes and was added to the principal of the notes. During the fiscal year ended June 30, 2007, $251,167 of interest was accrued. On December 13, 2006, the note holders agreed to accept shares of the Company’s common stock in payment of the interest owed to them. In addition, the note holders required the Company to issue a total of 60,000 shares of the Company’s common stock valued at $88,201 as a premium to receive payment in shares rather than cash. This amount is included in “interest expense” in the accompanying consolidated financial statements for the year ended June 30, 2007.

The beneficial conversion feature expense was based on the net value of the loan after reducing the proceeds by the value of the warrants issued and was $2,208,334 for the year ended June 30, 2007.

The common stock shares issued under this financing agreement, including warrants, were to be registered within 120 days after closing (or October 19, 2006). If the Company did not meet the registration requirement, the Company was to pay in cash as liquidated damages for such failure and not as a penalty to each Holder an amount equal to one percent (1%) of such Holder's Purchase Price paid by such Holder pursuant to the Purchase Agreement for each thirty (30) day period until the applicable Event has been cured. The registration statement became effective on January 19, 2007. During the fiscal year ended June 30, 2007, the Company accrued $168,667 as liquidation damages due and has paid the full amount. As a result, the Company recorded an additional $12,223 in liquidation damages during the fiscal year ended June 30, 2007. This amount is included in “Accrued Liabilities” as of June 30, 2008.

As part of the agreement, the investors received warrants to purchase 1,666,668 shares of the Company’s common stock. The warrants have an exercise price of $2.00 and expire in five years. These warrants were valued using the Black-Scholes model at $2,108,335 and were capitalized as a contra-account against the note balance. These costs were being amortized over the life of the loan or a pro-rata basis as the loan was converted into common or preferred stock. As the loans were converted on October 30, 2006, the balance of $2,022,363 was amortized and recorded as “amortization of debt discount” for the year ended June 30, 2007.

The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate	6.00%
Expected life	5 years
Expected volatility	100%
Dividend yield	0%

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the agreement, any future financing whereby warrants are issued at an exercise price lower than the exercise price of the warrants in the agreement, an adjustment to the exercise price is to be made. During the fiscal year ended June 30, 2007, a financing was completed which included the issuance of warrants at an exercise price of $1.65 (see Note 11). Following the formula set out in the agreement, it was determined that the adjusted exercise price was $1.93 per share. As a result, the Company revalued the warrants for the adjusted exercise price using the Black-Scholes model at $2,120,000 and recorded an expense of $11,667 for the repricing of the warrants during the year ended June 30, 2007. The Black-Scholes pricing model used the same assumptions as for the original valuation of the warrants.

In connection with this financing, the Company paid $474,500 in cash for placement agent fees and legal fees. These costs were capitalized and are being amortized over the life of the loan or a pro-rata basis as the loan is converted into common or preferred stock. As the loans were converted on October 30, 2006, the balance of $454,729 of these costs were amortized and recorded as “amortization of capitalized cost of debt” during the year ended June 30, 2007.

As part of the financing, warrants to purchase 266,666 shares of the Company’s common stock were issued to the placement agent as part of its fee. The warrants have an exercise price of $1.65 and expire in two years. These warrants were valued using the Black-Scholes model at $340,799 and were capitalized. These costs were being amortized over the life of the loan or a pro-rata basis as the loan was converted into common or preferred stock. As the loans were converted on October 30, 2006, the balance of $326,599 of these costs were amortized and recorded as “amortization of capitalized cost of debt” during the year ended June 30, 2007.

The Black-Scholes pricing model used the following assumptions:

Risk-free interest rate	6.00%
Expected life	2 years
Expected volatility	100%
Dividend yield	0%

NOTE 12 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 11) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The preferred shares are valued at $1,000 per share or $5,500,000. The preferred shares are convertible into common stock at a rate of $1.65 per common share. The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333. On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective. As of June 30, 2008 and 2007, 2,210 and 1,370 of the preferred shares had been converted into 1,339,392 and 830,302 shares of the Company’s common stock, respectively. As of June 30, 2008, there were 1,920 shares of preferred stock outstanding.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations:

McCue Systems, Inc. (now NetSol Technologies North America Inc.)

In June 2006, the Company completed the acquisition of McCue Systems, Inc. (see Note 17). During fiscal year ended June 30, 2007 as part of this agreement, the Company issued 931,770 shares of its restricted common stock valued at $1,584,009 to the shareholders of McCue Systems for the initial down payment.

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

In June 2008, the third and final installment became due for the acquisition and the Company recorded 345,131 shares to be issued valued at $890,437 on these consolidated financial statements. Of these, 335,604 shares were issued in July 2008. The balance represents McCue Systems shareholders that have not been located as of this date.

NetSol Omni (“Omni”)

In December 2007, the Company entered into an agreement with the minority shareholders of Omni, whereby the Company purchased the remaining 49.9% of Omni for 25,000 shares of the Company’s common stock valued at $76,750.

Private Placements

In June 2007, the Company sold 757,576 shares of the Company’s common stock to two institutional investors for $1,250,000. The Company received $1,000,000 of this by June 30, 2007 and the remainder was received on July 2, 2007. The shares were issued in July 2007. This purchase agreement contained a “green shoe” clause whereby the investors had the option to purchase within six months the same number of shares at the same price and receive the same number of warrants. In October 2007, the investors exercised the “green shoe” clause and the Company sold them 757,576 shares of the Company’s common stock valued at $1,250,000. As part of the agreement, the investors were granted 378,788 warrants with an exercise price of $1.65.

Services, Accrued Expenses and Payables

In October 2005, the Company entered into an agreement with a vendor whereby the Company agreed to issue $2,500 worth of stock per month as payment for services rendered. The stock was to be issued after the end of each quarter. The Company issued 12,177 shares of its common stock during the fiscal year ended June 30, 2007 valued at $21,250. The agreement was terminated on December 15, 2006.

In January 2006, the Company entered into an agreement with two consultants whereby the Company agreed to issue shares of the Company’s restricted common stock for their services. During the fiscal year ended June 30, 2007, the Company issued 160,624 shares of restricted common stock valued at $269,128. The agreement was terminated in May 2007.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2006, the Company entered into an agreement with a consultant whereby the Company agreed to issue 25,000 shares of the Company’s restricted common stock at the signing of the agreement. The shares were valued at $36,250 or $1.45 per share.

In October 2006, the Company entered into an agreement with a consultant whereby the Company agreed to issue a total of 40,000 of the Company’s restricted stock, to be paid at the end of each quarter of service. As of June 30, 2007, the Company has recorded as “Stock to Be Issued” 10,000 shares valued at $15,000 or $1.50 per share under this agreement. In October 2007, these shares were issued. During the year ended June 30, 2008, the remaining 30,000 shares valued at $45,000 were issued.

In October 2006, the Company entered into an agreement with an employee whereby the Company agreed to issue a total of 35,000 shares of the Company’s restricted common stock valued at $132,650; vesting over one year on a quarterly basis. During the year ended June 30, 2008, 17,500 shares were vested and issued valued at $66,324were issued to the employee.

In June 2008, the Company entered into an agreement with a consultant whereby the Company agreed to issue a total of 20,000 shares of the Company’s restricted common stock valued at $56,600 for services rendered. As of June 30, 2008, the stock had not been issued and is shown in “Stock to be Issued”.

Options and Warrants Exercised

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

During the year ended June 30, 2008, the Company issued 849,938 shares of its common stock for the exercise of options valued at $1,477,929. Of these shares, 1,818 valued at $3,000 were issued against amounts owed by the Company to an employee, and a net amount of $16,750 was recorded against “subscription receivable”. In addition, 20,000 shares valued at $36,600 was recorded as “shares to be issued” as of June 30, 2008.

During the year ended June 30, 2008, the Company issued 1,087,359 shares of its common stock for the exercise of warrants valued at $1,754,547.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment of Dividend to Preferred Stockholders

During the years ended June 30, 2008 and 2007, the Company issued 114,588 and 105,589 shares of the Company’s common stock valued at $222,673 and $159,684, respectively, as payment of the dividend owed to the Preferred Stockholders (see Note 10).

Stock Subscription Receivable

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser.

During the year ended June 30, 2007, the Company issued a total of $1,673,750 of new receivables and received payments of $936,593. In addition, $35,000 was applied to amounts owing from a subsidiary. The balance at June 30, 2007 was $1,001,407.

During the year ended June 30, 2008, a total of $542,000 was collected and new receivables of $211,500 were issued. In addition, the Company wrote-off $70,000 of receivables as uncollectible from employees who have since left the Company. The balance at June 30, 2008 was $600,907.

Treasury Stock

The balance at June 30, 2007 was $10,194.

On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion. During the year ended June 30, 2008, the Company had repurchased a total of 13,600 shares on the open market valued at $25,486. The balance as of June 30, 2008 was $35,681.

Common Stock Purchase Warrants and Options

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of June 30, 2008:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2007	7,102,363	$0.75 to $5.00	$129,521
Granted	20,000	$1.60
Exercised	(869,938)	$0.75 to $2.55
Expired	(180,000)	$0.75
Outstanding and exercisable, March 31, 2008	6,072,425	$0.75 to $5.00	$1,717,608

Warrants:
Outstanding and exercisable, June 30, 2007	3,002,725	$1.75 to $5.00	$58,091
Granted	378,788	$1.65
Exercised	(1,269,199)	$1.65 to $3.30
Expired	(120,000)	$2.50 to $5.00
Outstanding and exercisable, March 31, 2008	1,992,314	$1.65 to $5.00	$1,206,095

The average life remaining on the options and warrants as of June 30, 2008 is as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
$0.01 - $0.99	14,000	3.58	0.75
$1.00 - $1.99	2,193,425	7.10	1.87
$2.00 - $2.99	3,065,000	6.75	2.68
$3.00 - $5.00	800,000	5.78	4.24

Totals	6,072,425	6.74	2.59

WARRANTS:
$1.00 - $1.99	1,527,652	3.43	1.79
$3.00 - $5.00	464,662	1.14	3.31

Totals	1,992,314	2.90	2.15

All options and warrants granted are vested and are exercisable as of June 30, 2008.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options:

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

Risk-free interest rate	7%
Expected life	1 year
Expected volatility	83%

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

Warrants:

On October 11, 2006, the Company entered into an agreement with a consultant whereby the Company agreed to grant the consultant a total of 100,000 warrants with an exercise price of $1.85 and 100,000 warrants with an exercise price of $3.70. The warrants vest equally over the term of the agreement on a quarterly basis commencing on January 11, 2007 and vest only upon completion of the quarter’s service as earned. The agreement was terminated on March 31, 2007. The 25,000 warrants vested are exercisable until October 10, 2011 and all non-vested warrants were cancelled at the time of the agreement termination. During the quarter ended March 31, 2007, a total of 25,000 of the warrants had vested. The warrants were valued using the fair value method at $33,987 or $1.44 and $1.28 per share and recorded during the year ended June 30, 2007. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.0%
Expected life	5 years
Expected volatility	100%
Dividend yield	0%

In October 2007, the investors exercised the “green shoe” clause and the Company sold them 757,576 shares of the Company’s common stock valued at $1,250,000. In addition as part of the agreement, the investors were granted 378,788 warrants with an exercise price of $1.65 and expire in five years.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

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

The number and exercise prices of options granted under the 2001 Plan for the years ended June 30, 2008 and 2007 are as follows:

		Exercise		Exercise
	2008	Price	2007	Price
Outstanding and exercisable, beginning of year	31,000	$0.75 to $1.25	46,000	$0.75 to $2.50
Granted	-		-
Exercised	(15,000)	$0.75	(15,000)	$0.75 to $1.75
Expired	-	-	-	-
Outstanding and exercisable, end of year	16,000	$0.75 to $1.00	31,000	$0.75 to $1.00

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

The number and weighted average exercise prices of options granted under the 2002 Plan for the year ended June 30, 2008 and 2007 are as follows:

		Exercise		Exercise
	2008	Price	2007	Price
Outstanding and exercisable, beginning of year	972,000	$0.75 to $5.00	1,059,500	$0.75 to $2.50
Granted	-	-	-	-
Exercised	(60,000)	$1.25	(47,500)	$0.75 to $2.30
Expired	(30,000)	$0.75 - $2.50	(40,000)	$3.00 to $5.00
Outstanding and exercisable, end of year	882,000	$0.75 to $5.00	972,000	$0.75 to $5.00

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number and weighted average exercise prices of options granted under the 2003 Plan for the year ended June 30, 2008 and 2007 are as follows:

		Exercise		Exercise
	2008	Price	2007	Price
Outstanding and exercisable, beginning of year	745,000	$1.00 to $5.00	970,000	$1.00 to $5.00
Granted	20,000	$1.60	180,606	$1.65
Exercised	(236,000)	$1.70 to $1.98	(355,606)	$1.25 to $1.65
Expired	(50,000)	$2.64 to $5.00	(50,000)	$2.64 to $5.00
Outstanding and exercisable, end of year	479,000	$1.60 to $5.00	745,000	$1.25 to $5.00

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

The number and weighted average exercise prices of options granted under the 2004 Plan for the year ended June 30, 2008 and 2007 are as follows:

		Exercise		Exercise
	2008	Price	2007	Price
Outstanding and exercisable, beginning of year	3,574,363	$1.65 to $3.00	4,730,000	$1.65 to $3.00
Granted	-	-	-	-
Exercised	(448,938)	$1.65 to $2.00	(1,155,637)	$1.65 to $1.94
Expired	(50,000)	$1.93 to $2.89	-	-
Outstanding and exercisable, end of year	3,075,425	$1.65 to $3.00	3,574,363	$1.65 to $3.00

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The number and weighted average exercise prices of options granted under the 2005 Plan for the year ended June 30, 2008 and 2007 are as follows:

		Exercise		Exercise
	2008	Price	2007	Price
Outstanding and exercisable, beginning of year	1,780,000	$1.70 to $2.55	1,780,000	$1.70 to $2.55
Granted	-	-	-	-
Exercised	(110,000)	$1.70 to $2.55	-	-
Expired	(50,000)	$1.83 to $2.50	-	-
Outstanding and exercisable, end of year	1,620,000	$1.70 to $2.50	1,780,000	$1.70 to $2.55

2008 EQUITY INCENTIVE PLAN

In May 2008, the shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) which provides for the grant of equity-based awards, including options, stock appreciation rights, restricted stock awards or performance share awards or any other right or interest relating to shares or cash, to eligible participants. The aggregate number of shares reserved and available for award under the 2008 Plan is 1,000,000 (the Share Reserve). The 2008 Plan contemplates the issuance of common stock upon exercise of options or other awards granted to eligible persons under the 2008 Plan. Shares issued under the 2008 Plan may be both authorized and unissued shares or previously issued shares acquired by the Company. Upon termination or expiration of an unexercised option, stock appreciation right or other stock-based award under the 2008 Plan, in whole or in part, the number of shares of common stock subject to such award again become available for grant under the 2008 Plan. Any shares of restricted stock forfeited as described below will become available for grant. The maximum number of shares that may be granted to any one participant in any calendar year may not exceed 500,000 shares. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)
Stock Options.    Options granted under the 2008 Plan are not generally transferable and must be exercised within 10 years, subject to earlier termination upon termination of the option holder's employment, but in no event later than the expiration of the option's term. The exercise price of each option may not be less than the fair market value of a share of the Company’s common stock on the date of grant (except in connection with the assumption or substitution for another option in a manner qualifying under Section 424(a) of the Internal Revenue Code of 1986, as amended (the Code). Incentive stock options granted to any participant who owns 10% or more of the Company’s outstanding common stock (a Ten Percent Shareholder) must have an exercise price equal to or exceeding 110% of the fair market value of a share of our common stock on the date of the grant and must not be exercisable for longer than five years.  Options become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Committee. The maximum term of any option granted under the 2008 Plan is ten years, provided that an incentive stock option granted to a Ten Percent Shareholder must have a term not exceeding five years.

b)
Performance Awards.    Under the 2008 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2008 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock.

As of June 30, 2008, no options or other awards have been made under this plan.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s headquarters is located in California in approximately 1,919 rentable square feet and a monthly rent of $4,754 per month. The term of the lease is for two years and expires on December 31, 2009. A security deposit of $4,790 was made and is included in other current assets in the accompanying consolidated financial statements.

The Australia lease is a month to month lease and is rented at the rate of $1,380 per month. The Beijing lease is a two year lease that expires in August 2009. The monthly rent is $4,315 per month. The Bangkok lease is a one year lease with monthly rent of $752. The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of £75,000 (approximately $150,330). NTNA recently relocated to the Emeryville, California location. The Emeryville lease is a ten year lease with monthly rent of $77,880. NTNA’s former Burlingame, California, premises are leased until June 30, 2009 with a monthly rent of $16,178. NTNA is actively seeking to sublet the Burlingame, California premises.

The NetSol Karachi lease is a 3 year lease that expires on December 4, 2008 and currently is rented at the rate of $1,726 per month. The NetSol Islamabad lease is a 15 year lease that expires on August 31, 2016 and currently is rented at the rate of $1,417 per month. The NetSol Rawalpindi lease is a 1 year lease that expires in January 2009 and currently is rented at the rate of $850 per month.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $807,835 and $804,295 for the years ended June 30, 2008 and 2007, respectively.

The total annual lease commitment for the next five years is as follows:

FYE 2009	$1,339,914
FYE 2010	$1,122,606
FYE 2011	$1,122,606
FYE 2012	$951,564
FYE 2013	$951,564

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

Employment Agreements

Effective January 1, 2007 and amended on January 1, 2008, the Company entered into an Employment Agreement with the Chief Executive Officer. Pursuant to the Employment Agreement between the CEO and the Company (the "CEO Agreement"), the Company agreed to employ him as its Chief Executive Officer from the date of the CEO Agreement through December 31, 2009. Under the CEO Agreement, the CEO is entitled to an annualized base salary of $300,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. In addition, the CEO is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year and is to receive a car allowance totaling $3,000 per month for the term of the CEO Agreement. Finally, during the term of the CEO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of the CEO, his spouse and dependent family members under the Company's health and related benefit plans.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2007 and amended on January 1, 2008, the Company entered into an Employment Agreement with the President of the EMEA Region and Chief Executive Officer of the Global Products Division. Pursuant to the Employment Agreement between him and the Company (the "President EMEA Agreement"), the Company agreed to employ him as its President of the EMEA region and Chief Executive Officer of the Global Products Division from the date of the President EMEA Agreement through December 31, 2009. Under the President EMEA Agreement, he is entitled to an annualized base salary of £122,000 or approximately $245,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. In addition, he is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year and is to receive a car allowance totaling $2,000 per month for the term of the President EMEA Agreement. Finally, during the term of the President EMEA Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of him, his spouse and dependent family members under the Company's health and related benefit plans.

Effective January 1, 2007 and amended on January 1, 2008, the Company entered into an Employment Agreement with our President of the APAC Region and Chief Executive Officer of the Global Services Division. Pursuant to the Employment Agreement between him and the Company (the "President APAC Agreement"), the Company agreed to employ him as its President APAC and Chief Executive Officer of the Global Services Division from the date of the President APAC Agreement through December 31, 2009. Under the President APAC Agreement, he is entitled to an annualized base salary of $225,000 and is eligible for annual bonuses at the discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. In addition, he is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year. Finally, during the term of the President APAC Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of him, his spouse and dependent family members under the Company's health and related benefit plans.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

As of June 30, 2008 and 2007, to the best knowledge of the Company’s management and counsel, there is no material litigation pending or threatened against the Company.

NOTE 15 – SEGMENT AND GEOGRAPHIC AREAS

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

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2008 and 2007:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
Revenues from unaffiliated customers:
North America	$3,969,521	$4,953,083
Europe	7,676,225	5,482,972
Asia - Pacific	24,996,429	18,846,031
Consolidated	$36,642,175	$29,282,086

Operating income (loss):
Corporate headquarters	$(3,845,756)	$(3,358,739)
North America	(932,008)	29,257
Europe	1,838,541	(704,530)
Asia - Pacific	10,148,442	6,680,880
Consolidated	$7,209,219	$2,646,868

Net income (loss) before minority adjustment:
Corporate headquarters	$(2,784,659)	$(8,474,143)
North America	(910,833)	38,510
Europe	1,767,712	(832,294)
Asia - Pacific	11,958,119	6,325,955
Consolidated	$10,030,339	$(2,941,972)

Identifiable assets:
Corporate headquarters	$16,566,612	$13,263,112
North America	1,920,508	2,070,829
Europe	6,233,480	4,833,181
Asia - Pacific	39,056,094	29,362,020
Consolidated	$63,776,694	$49,529,142

Depreciation and amortization:
Corporate headquarters	$1,402,219	$1,406,989
North America	214,777	131,848
Europe	301,505	268,795
Asia - Pacific	1,419,455	833,638
Consolidated	$3,337,956	$2,641,270

Capital expenditures:
Corporate headquarters	$4,189	$3,986
North America	70,443	20,821
Europe	56,155	249,690
Asia - Pacific	4,304,968	2,145,974
Consolidated	$4,435,755	$2,420,471

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues by our various products and services provided are as follows:

	For the Years
	Ended June 30,
	2008	2007
Licensing Fees	$12,685,039	$9,788,266
Maintenance Fees	6,306,321	5,441,339
Services	17,650,815	14,052,481
Total	$36,642,175	$29,282,086

NOTE 16 – MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries. The balance of the minority interest as of June 30, 2008 was as follows:

SUBSIDIARY	MIN INT %	MIN INT BALANCE AT 6/30/08

Netsol PK	39.11%	$5,122,459
NetSol-TiG	49.90%	1,505,854
Connect	49.90%	238,201

Total		$6,866,514

NetSol Technologies, Limited (“NetSol PK”)

In August 2005, the Company’s wholly-owned subsidiary, NetSol Technologies (Pvt), Ltd. (“NetSol PK”) became listed on the Karachi Stock Exchange in Pakistan. The Initial Public Offering (“IPO”) sold 9,982,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 28.13%. During the quarter ended September 30, 2007, the Company was notified by an affiliate party that they had sold their shares; therefore, the adjusted minority ownership was increased to 37.21%. Net proceeds of the IPO were $4,890,224. As a result of the IPO, the Company is required to show the minority interest of the subsidiary on the accompanying consolidated financial statements.

For the fiscal years ended June 30, 2008 and 2007, the subsidiary had net income of $9,842,805 and $4,747,590, of which $2,721,439 and $1,375,247, respectively, was recorded against the minority interest. The balance of the minority interest at June 30, 2008 was $5,122,459.

On May 18 2007, the subsidiary’s board of directors authorized a 15% stock bonus dividend to all its stockholders as of that date. The net value of shares issued to minority holders was $345,415.

On October 19, 2007, the subsidiary’s board of directors authorized a 22% stock bonus dividend to all its stockholders as of that date. The net value of shares issued to minority holders was $545,359.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 11, 2008, the subsidiary’s board of directors authorized a 20% stock bonus dividend to all its stockholders as of that date. The net value of shares issued to minority holders was $615,335.

In February 2008, the Company sold 948,100 shares of its ownership in NetSol PK on the open market with a value of $1,765,615. A net gain of $1,240,808 was recorded as “Other Income” on these consolidated financial statements. As a result of the sale, the Company’s ownership in the subsidiary decreased from 62.79% to 60.89% and the minority interest percentage increased 1.9% to 39.11%.

NetSol-Innovation:

In December 2004, NetSol forged a new and a strategic relationship with a UK based public company TIG Plc. A new Joint Venture was signed by the two companies to create a new company, TiG NetSol Pvt Ltd., during the current year the name was changed to NetSol-Innovation (Private) Limited, (“NetSol-Innovation”), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The agreement anticipates TiG’s technology business to be outsourced to NetSol’s offshore development facility.

During year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the new subsidiary began operations during the quarter ended March 31, 2005.

For the fiscal years ended June 30, 2008 and 2007, the subsidiary had net income of $2,133,301 and $1,401,444, of which $92,006 after considering cash dividends of $1,651,522, and $596,802 was recorded against the minority interest, respectively. The balance of the minority interest at June 30, 2008 was $1,505,854.

On September 26, 2007, the subsidiary’s board of directors authorized a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522. Of this amount, the Company received 50,520,000 pkr or approximately $834,349 which has been invested in NetSol PK. The net value to the minority holders is approximately $817,173 and is reflected on these consolidated financial statements.

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

As of June 30, 2005, a total of $751,356 had been transferred to Connect, of which $410,781 was from Akhter. In June 2006, a total of $40,000 cash was distributed to each partner as a return of capital. In addition during the year ended June 30, 2008, and addition $20,000 of cash was distributed to Akhter as a return of capital.

For the fiscal years ended June 30, 2008 and 2007, the subsidiary had net loss of $8,765 and $57,117, respectively, of which ($4,374) and ($28,501) respectively, was recorded against the minority interest. The balance of the minority interest at June 30, 2008 was $238,201.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Talk Trainers (Private) Limited (“Talk Trainers”) – NetSol Omni

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

In December 2007, the Company purchased the remaining 49.9% of the outstanding shares from the minority shareholders with a historical value of $12,399 for 25,000 shares of the Company’s common stock valued at $76,750 (see note 12). Also in December, the operations of the subsidiary were merged into the operations of NetSol PK and will be reported under that subsidiary in the future.

For the fiscal years ended June 30, 2008 and 2007, the subsidiary had a net loss of $10,224 and $71,298, of which ($781) and ($7,959) was recorded against the minority interest. The balance of the minority interest at June 30, 2008 was $0.

NOTE 17 – ACQUISITION OF McCUE SYSTEMS (now NetSol Technologies North America)

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2008, the third and final installment for the purchase of McCue Systems was determined based on the audited revenues for the twelve month period ending December 31, 2007. Based on the earn-out formula in the purchase agreement, $1,525,632 was due in cash and stock, of which $762,816 is due in cash and 345,131 shares were due. On July 3, 2008, 335,604 shares of the 345,131 shares due of the Company’s restricted common stock were issued to the shareholders of McCue Systems. The balance represents shareholders of McCue Systems that haven’t been located as of this date. In July and August 2008, $737,868 of the cash portion was paid to the shareholders. As a result of the final payment the Company recorded an addition of $1,653,254 to goodwill.

NOTE 18 – SUBSEQUENT EVENTS

On July 3, 2008, 335,604 shares of the 345,131 shares due of the Company’s restricted common stock were issued to the shareholders of McCue Systems. In addition, in July and August 2008, $737,868 of the cash balance due to the shareholders was paid.

On July 3, 2008, 13,107 shares valued at $33,508 of the Company’s common stock was issued as payment of the dividend due to the Preferred Shareholders.

In July 2008, three officers of the Company exercised 98,358 option shares valued at $179,738 against amounts owing to them.

On July 23, 2008, the Company entered into a Convertible Note with two investors with a total value of $6,000,000. The note has an interest rate of 7% per annum and is convertible into common shares at a conversion rate of $3.00 per share. The fair market value of the shares at the date of signing was $2.90; therefore, no beneficial conversion feature expense is to be recorded on the transaction.

In August 2008, a warrant holder exercised 51,515 warrants valued at $99,424.