Form 10KSB/A
period 2008-06-30
NETSOL TECHNOLOGIES INC
filed 2008-11-10
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Corporate Social Responsibility

Literacy Program--NetSol has launched a “Literacy Program” to educate low paid illiterate employees of the organization. The main objective of this program is to enable these resources to acquire basic reading, writing and arithmetic skills. The first phase of the plan is nearing completion with astounding accomplishments; the people who could not even write a single word are now able to write complete letters within a span of 6 months. This initiative has been extremely successful and NetSol intends to further support this program.

Noble Cause Fund--A noble cause fund has been established to meet medical and education expenses of the children of the low paid employees. NetSol employees voluntarily contribute a fixed amount every month to the fund and the Company matches the employee subscriptions with an equivalent amount contribution. A portion of this fund is utilized to support social needs of certain institutions and individuals, outside NetSol.

Day Care Facility--NetSol’s human resources are its key assets and thus the company takes numerous steps to ensure provision of maximum comforts. Recently, a Child Day Care facility has been created in close proximity to work premises with all essential staff and equipment. Married female employees are offered opportunity to entrust complete care of their young ones to trained and experienced staff. Child day care allows female employees to pay unhindered focused attention to work requirements while their child remain safe and comfortable. Premises and environment are neat and clean with all basic needs fulfilled to ensure complete care of the children.

Preventative Health Care Program--In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against Hepatitis – A/B, Tetanus, Typhoid and Flu, etc. This is a regular annual immunization program to keep employees healthy.

NetSol Corporate University--This year, NetSol undertook a new initiative by establishing NetSol Corporate University (“NCU”) for developing human resources at NetSol. A need was felt to further develop and retain the talent at hand through strategic learning interventions to respond to growing competition and challenges.

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

.
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

	2007-2008		2006-2007
Fiscal
Quarter	High	Low	High	Low

1st (ended September 30)	—	—	—	—
2nd (ended December 31)	—	—	—	—
3rd (ended March 31)	—	—	—-	—
4th (ended June 30)	2.94	2.67	—	—

RECORD HOLDERS - As of September 15, 2008, the number of holders of record of the Company's common stock was 247. As of September 15, 2008, there were 26,419,770 shares of common stock issued and outstanding and 1,920 shares of preferred stock issued and outstanding..

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security holders	8,064,739	(1)	$2.48	(2)	4,162,148	(3)
Equity Compensation Plans not approved by Security holders	None		None		None
Total	8,064,739		$2.48		4,162,148

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

•
Market aggressively on a regional basis the Company’s tri–product solutions by broader marketing efforts for LeaseSoft in APAC and untapped markets; aggressively grow LeasePak solutions in North America; and, further establish NetSol Enterprise solution in the European markets.

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

	For the Year
	Ended June 30,
	2008		2007
		%		%
Net Revenues:
License fees	$12,685,039	34.62%	$9,788,266	33.43%
Maintenance fees	6,306,321	17.21%	5,441,339	18.58%
Services	17,650,815	48.17%	14,052,481	47.99%
Total revenues	36,642,175	100.00%	29,282,086	100.00%
Cost of revenues
Salaries and consultants	10,071,664	27.49%	8,812,934	30.10%
Travel	1,719,743	4.69%	1,529,796	5.22%
Repairs and maintenance	405,140	1.11%	430,962	1.47%
Insurance	239,043	0.65%	211,897	0.72%
Depreciation and amortization	1,398,454	3.82%	794,482	2.71%
Other	1,890,100	5.16%	1,914,440	6.54%
Total cost of sales	15,724,144	42.91%	13,694,511	46.77%
Gross profit	20,918,031	57.09%	15,587,575	53.23%
Operating expenses:
Selling and marketing	3,722,470	10.16%	3,161,924	10.80%
Depreciation and amortization	1,939,502	5.29%	1,846,790	6.31%
Bad debt expense	58,293	0.16%	189,873	0.65%
Salaries and wages	3,703,836	10.11%	3,696,501	12.62%
Professional services, including non-cash compensation	837,598	2.29%	1,067,702	3.65%
General and adminstrative	3,447,113	9.41%	2,977,917	10.17%
Total operating expenses	13,708,812	37.41%	12,940,707	44.19%
Income from operations	7,209,219	19.67%	2,646,868	9.04%
Other income and (expenses):
Gain (loss) on sale of assets	(35,484)	-0.10%	(2,977)	-0.01%
Beneficial conversion feature	-	0.00%	(2,208,334)	-7.54%
Amortization of debt discount and capitalized cost of debt	-	0.00%	(2,803,691)	-9.57%
Liquidation damages	-	0.00%	(180,890)	-0.62%
Fair market value of warrants issued	-	0.00%	(68,411)	-0.23%
Interest expense	(626,708)	-1.71%	(617,818)	-2.11%
Interest income	195,103	0.53%	339,164	1.16%
Gain on sale of subsidiary shares	1,240,808	3.39%	-	0.00%
Other income and (expenses)	2,169,383	5.92%	114,423	0.39%
Total other income (expenses)	2,943,102	8.03%	(5,428,534)	-18.54%
Net income (loss) before minority interest in subsidiary	10,152,321	27.71%	(2,781,666)	-9.50%
Minority interest in subsidiary	(5,038,115)	-13.75%	(2,832,985)	-9.67%
Income taxes	(121,982)	-0.33%	(160,306)	-0.55%
Net income (loss)	4,992,224	13.62%	(5,774,957)	-19.72%
Dividend required for preferred stockholders	(178,541)	-0.49%	(237,326)	-0.81%
Net income (loss) applicable to common shareholders	4,813,683	13.14%	(6,012,283)	-20.53%

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

The gross profit was $20,918,031 for year ended June 30, 2008 as compared with $15,587,575 for the same period of the previous year. This is a 34% increase. The gross profit percentage was 57% for the current fiscal year and 53% in the prior year. The cost of sales was $15,724,144 in the current year compared to $13,694, 511 in the prior year. Although salaries and consultant fees increased $1,258,730 from $8,812,934 in the prior year to $10,071,664, as a percentage of sales, it decreased 3% from 30% in the prior year to 27% in the current year. The gross profit margin is expected to continue to improve as the integration of both the operations in Horsham, UK and Burlingame, US are fully integrated and cost savings are achieved. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it situated itself for increased growth organically.

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

Net income in fiscal year 2008 was $4,813,683 compared to a loss of $6,012,283 in fiscal year 2007 or an increase of $10,825,966. During the years ended June 30, 2008 and 2007, the Company was required to pay a dividend to the preferred stockholders of $178,541 and $237,326. The current fiscal year amount includes a net reduction for the minority interest in earnings of $5,038,115 compared to a reduction of $2,832,985 in the prior year for the 49.9% minority interest in NetSol Connect and NetSol-Innovation, and the 41.32/39.42% minority interest in NetSol PK. The current fiscal year includes a net gain on the sale of some of the Parent’s shares in NetSol PK on the open market of $1,240,808. In the prior year, the Company recognized non-recurring expenses including $2,208,334 expense for the beneficial conversion feature on notes payable, $2,803,691 of amortized costs of debt, and $180,890 of liquidation damages, respectively. In addition, the Company recorded an expense of $68,411 for the fair market value of warrants granted for the year ended June 30, 2007. The net income per share, basic and diluted, was $0.20 and $0.19 in 2008 compared to net loss, basic and diluted, of $0.33 in 2007.

The net EBITDA income was $9,095,319 compared to loss of $2,355,561 after amortization and depreciation charges of $3,354,472 and $2,641,272, income taxes of $121,982 and $160,306, and interest expense of $626,640 and $617,818 respectively. The EBITDA earnings per share, basic was $0.38 and diluted was $0.35 compared to a loss of $0.13, basic and diluted. For the year ended June 30, 2007, with the addition of the non-cash charge for the amortized costs of debt of $2,803,691 and the beneficial conversion feature expense of $2,208,334 the adjusted pro forma EBITDA income would be $2,656,464 and the adjusted pro forma EBITDA earnings per share, basic and diluted, would be $0.15. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

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

	For the Three Months Ended
	June 30, 2008		June 30, 2007
		% of sales		% of sales
Revenues:
License fees	$4,915,813	46.75%	$2,936,770	34.24%
Maintenance fees	1,749,871	16.64%	1,451,243	16.92%
Services	3,849,971	36.61%	4,188,426	48.84%
Total revenues	10,515,655	100.00%	8,576,439	100.00%
Cost of revenues:
Salaries and consultants	2,728,921	25.95%	2,204,328	25.70%
Depreciation and amortization	551,166	5.24%	60,404	0.70%
Travel, communication, and other	1,453,307	13.82%	985,568	11.49%
Total cost of sales	4,733,394	45.01%	3,250,300	37.90%
Gross profit	5,782,261	54.99%	5,326,139	62.10%
Operating expenses:
Selling and marketing	904,562	8.60%	811,328	9.46%
Depreciation and amortization	517,321	4.92%	497,461	5.80%
Salaries and wages	945,402	8.99%	895,610	10.44%
Professional services	413,490	3.93%	293,499	3.42%
Bad debt expense	55,016	0.52%	72,606	0.85%
General and adminstrative	1,170,091	11.13%	866,220	10.10%
Total operating expenses	4,005,882	38.09%	3,436,724	40.07%
Income (loss) from operations	1,776,379	16.89%	1,889,415	22.03%
Other income and (expenses)
Gain/(Loss) on sale of assets	(2,440)	-0.02%	16,090	0.19%
Fair market value of warrants issued	-	0.00%	(34,424)	-0.40%
Interest expense	(82,043)	-0.78%	(74,476)	-0.87%
Interest income	35,234	0.34%	73,248	0.85%
Other income and (expenses)	1,460,269	13.89%	25,488	0.30%
Income taxes	(75,710)	-0.72%	(33,686)	-0.39%
Total other expenses	1,335,310	12.70%	(27,760)	-0.32%
Net income (loss) before minority interest in subsidiary	3,111,689	29.59%	1,861,655	21.71%
Minority interests in earnings of subsidiary	(1,749,625)	-16.64%	(1,077,828)	-12.57%
Net income (loss)	1,362,064	12.95%	783,827	9.14%
Dividend required for preferred stockholders	(33,508)	-0.32%	(77,640)	-0.91%
Net income (loss) applicable to common shareholders	1,328,556	12.63%	706,187	8.23%

Net income (loss) per share:
Basic	$0.05		$0.04
Diluted	$0.05		$0.04
Weighted average number of shares outstanding
Basic	25,425,042		19,706,920
Diluted	27,303,554		19,835,177

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

Net cash used in investing activities amounted to $10,153,779 for the year ended June 30, 2008, as compared to $7,639,916 for the comparable period last fiscal year. The difference lies primarily in the increase in intangible assets capitalized as well as an increase in purchases of fixed assets. The Company had purchases of property and equipment of $4,435,755 compared to $2,420,470 for the comparable period last fiscal year.

Net cash provided by financing activities amounted to $8,556,215 and $9,095,915 for years ended June 30, 2008, and 2007, respectively. The current fiscal year included the cash inflow of $1,500,000 from the sale of common stock and $3,282,827 from the exercising of stock options and warrants, compared to $1,030,093 and $1,008,250 in the prior year, respectively. In the current fiscal year, the Company had $5,441,870 in proceeds from bank loans, and net capital leases payments of $3,409,496 as compared to proceeds of $2,359,017 in the comparable period last year. In addition, during the current fiscal year, the Company sold shares it held of its subsidiary in Pakistan on the open market and had $1,765,615 in proceeds from the sale.

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

Name and Principle Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($)			All Other Compensation ($)			Total ($)
Najeeb Ghauri Chief Executive Officer, Chairman	2008 2007	$ $	287,500 275,000	$ $	- 50,000	$ $	- -	$ $	- -	(2) (2)	$ $	51,701 46,700	(3) (3)	$ $	339,201 371,700

Naeem Ghauri Chief Executive Officer, Global Products Division	2008 2007	$ $	235,183 220,282	$ $	- 50,000	$ $	- -	$ $	- -	(2) (3)	$ $	37,906 34,660	(4) (4)	$ $	273,089 304,942
Salim Ghauri Chief Executive Officer, Global Services Division	2008 2007	$ $	200,000 175,000	$ $	- 50,000	$ $	- -	$ $	- -	(2) (2)	$ $	- -	(5) (5)	$ $	200,000 225,000
Tina Gilger Chief Financial Officer	2008 2007	$ $	128,917 95,000	$ $	15,000 7,004	$ $	- -	$ $	12,160 -	(2) (2)	$ $	12,846 17,587	(6) (6)	$ $	168,923 119,591

Patti L. W. McGlasson Secretary, General Counsel	2008 2007	$ $	128,333 110,000	$ $	5,000 6,536	$ $	- -	$ $	12,160 -	(2) (2)	$ $	- -	(7) (7)	$ $	145,493 116,536

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

Name and Address	Number of Shares(1)(2)	Percentage Beneficially owned(4)

Najeeb Ghauri (3)	2,577,650	9.75%
Naeem Ghauri (3)	2,261,367	8.56%
Salim Ghauri (3)	2,434,406	9.21%
Eugen Beckert (3)	223,900	*
Shahid Javed Burki (3)	194,000	*
Mark Caton (3)	6,000	*
Alexander Shakow (3)	0	*
Patti McGlasson (3)	135,000	*
Tina Gilger (3)	81,731	*
The Tail Wind Fund Ltd.(5)(6)	2,748,818	9.90%
All officers and directors
as a group (nine persons)	7,914,054	29.95%

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

3.6	Amendment to the Articles of Incorporation dated October 18, 2006 filed as Exhibit 3.5 to NetSol’s Annual Report for the fiscal year ended June 30, 2007 on Form 10-KSB.*
3.7	Amendment to Articles of Incorporation dated May 12, 2008 (1)*
3.8
Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.*

3.9	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol’s Registration Statement filed on Form S-8 filed on March 27, 2002.*
4.1	Form of Common Stock Certificate*
4.2	Form of Warrant*.
4.3	Form of Series A 7% Cumulative Preferred Stock filed as Annex E to NetSol’s Definitive Proxy Statement filed September 18, 2006*.
10.1	Lease Agreement for Calabasas executive offices dated December 3, 2003 incorporated by reference as Exhibit 99.1 to NetSol’s Current Report filed on Form 8-K filed on December 24, 2003.*
10.2	Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company’s Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*
10.3	Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol’s Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997*
10.4	Company 2003 Incentive and Nonstatutory incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed February 6, 2004.*
10.5	Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol’s Registration Statement on Form S-8 filed on March 27, 2002.*
10.6	Company 2008 Equity Incentive Plan incorporated by reference as Annex A to NetSol’s Definitive Proxy Statement filed May 28, 2008.*
10.6
Frame Agreement by and between DaimlerChrysler Services AG and NetSol Technologies dated June 4, 2004 incorporated by reference as Exhibit 10.13 to NetSol’s Annual Report for the year ended June 30, 2005 on Form 10-KSB filed on September 15, 2005.*

10.7
Share Purchase Agreement dated as of January 19, 2005 by and between the Company and the shareholders of CQ Systems Ltd. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on January 25, 2005.*

10.8
Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on May 8, 2006.*

10.9
Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006 incorporated by reference as Exhibit 10.20 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*

10.11.	Employment Agreement by and between the Company and Najeeb Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*
10.12	Employment Agreement by and between the Company and Naeem Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*
10.13	Employment Agreement by and between the Company and Salim Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*
10.14	Employment Agreement by and between the Company and Tina Gilger dated August 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*
10.15	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2007.*

10.16	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2007. *
10.17	Amendment to Employment Agreement by and between Company and Salim Ghauri dated effective January 1,*
10.18	Lease Agreement by and between McCue Systems, Inc. and Sea Breeze 1 Venture dated April 29, 2003*.
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

10.28	Lease Agreement by and between NetSol Technologies, Inc. and NetSol Technologies North America, Inc. and NOP Watergate LLC dated April 3, 2008.*
10.29	Lease Amendment Number Three by and between NetSol Technologies, Inc. and Century National Properties, Inc. dated December 12, 2007. *
10.30	Rent Agreement by and between Mr. Tahir Mehmood Khan and NetSol Technologies Ltd. Dated January 21, 2008. *

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

NetSol Technologies, Inc.

Date: November 10, 2008	BY:	/S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: November 10, 2008	BY:	/S/ Tina Gilger

Tina Gilger
Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 10, 2008	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: November 10, 2008		/S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date: November 10, 2008	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: November 10, 2008	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: November 10, 2008	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: November 10, 2008	BY:	/S/ MARK CATON
Mark Caton
Director

Date: November 10, 2008	BY:	/S/ ALEXANDER SHAKOW
Alexander Shakow
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries as of June 30, 2008, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008, 2007, and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2008, 2007 and 2006, and the results of its consolidated operations and its cash flows for the years ended June 30, 2008, 2007, and 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 22, the Company restated its financial statements for the years ended June 30, 2008, 2007 and 2006.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
September 12, 2008 except for note 2, 14, 18 and 22 which are as of November 6, 2008

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - RESTATED

	As of 6/30/08	As of 6/30/07	As of 6/30/06
ASSETS
Current assets:
Cash and cash equivalents	$6,275,238	$4,010,164	$2,493,768
Certificates of deposit	-	-	1,739,851
Restricted cash	-	-	4,533,555
Accounts receivable, net of allowance for doubtful accounts	10,988,888	7,937,686	6,171,331
Revenues in excess of billings	11,053,042	8,501,769	4,469,069
Other current assets	2,406,407	2,278,749	2,822,869
Total current assets	30,723,575	22,728,368	22,230,443
Property and equipment, net of accumulated depreciation	9,176,780	7,583,752	6,472,038
Other assets, long-term	1,866,437	1,308,267	-
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	10,837,856	7,772,848	5,120,213
Customer lists, net	1,732,761	2,427,405	3,109,548
Goodwill	9,439,285	7,708,501	6,092,906
Total intangibles	22,009,902	17,908,754	14,322,667
Total assets	$63,776,694	$49,529,141	$43,025,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,116,659	$3,590,651	$3,276,159
Current portion of loans and obligations under capitalized leases	2,280,110	887,098	768,935
Other payables - acquisitions	846,215	962,406	4,086,204
Unearned revenues	3,293,728	2,815,660	2,669,995
Due to officers	184,173	356,422	90,767
Dividend to preferred stockholders payable	33,508	77,640	-
Loans payable, bank	2,932,551	3,097,928	662,800
Total current liabilities	13,686,944	11,787,805	11,554,860
Obligations under capitalized leases, less current maturities	332,307	339,759	183,168
Convertible notes payable - net	-	-	3,505,137
Long term loans; less current maturities	411,608	-	-
Total liabilities	14,430,859	12,127,564	15,243,165
Minority interest - restated	7,857,969	4,528,594	1,786,738
Commitments and contingencies	-	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
1,920; 4,130 issued and outstanding	1,920,000	4,130,000	-
Common stock, $.001 par value; 95,000,000 shares authorized;
25,545,482; 20,556,553; 16,160,875 issued and outstanding	25,545	20,556	16,161
Additional paid-in-capital - restated	74,950,286	66,642,732	57,106,542
Treasury stock	(35,681)	(10,194)	(10,194)
Accumulated deficit - restated	(33,071,702)	(37,885,387)	(31,873,104)
Stock subscription receivable	(600,907)	(1,001,407)	(299,250)
Common stock to be issued	1,048,249	1,329,612	1,749,979
Capitalized finance costs of debt	-	-	(326,599)
Other comprehensive loss - restated	(2,747,924)	(352,929)	(368,290)
Total stockholders' equity	41,487,866	32,872,983	25,995,245
Total liabilities and stockholders' equity	$63,776,694	$49,529,141	$43,025,148

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED

	For the Years Ended June 30,
	2008	2007	2006
Net Revenues:
License fees	$12,685,039	$9,788,266	$5,192,371
Maintenance fees	6,306,321	5,441,339	2,444,075
Services	17,650,815	14,052,481	11,053,966
Total revenues	36,642,175	29,282,086	18,690,412
Cost of revenues
Salaries and consultants	10,071,664	8,812,934	6,117,886
Travel	1,719,743	1,529,796	756,880
Repairs and maintenance	405,140	430,962	229,052
Insurance	239,043	211,897	8,519
Depreciation and amortization	1,398,454	794,482	733,370
Other	1,890,100	1,914,440	1,174,811
Total cost of sales	15,724,144	13,694,511	9,020,518
Gross profit	20,918,031	15,587,575	9,669,894
Operating expenses:
Selling and marketing	3,722,470	3,161,924	1,789,349
Depreciation and amortization	1,939,502	1,846,790	2,286,678
Bad debt expense	58,293	189,873	30,218
Salaries and wages	3,703,836	3,696,501	2,557,648
Professional services, including non-cash compensation	837,598	1,067,702	607,706
General and adminstrative	3,447,113	2,977,917	2,657,642
Total operating expenses	13,708,812	12,940,707	9,929,241
Income from operations	7,209,219	2,646,868	(259,347)
Other income and (expenses):
Loss on sale of assets	(35,484)	(2,977)	(35,090)
Beneficial conversion feature	-	(2,208,334)	(14,389)
Amortization of debt discount and capitalized cost of debt	-	(2,803,691)	-
Liquidation damages	-	(180,890)	-
Fair market value of warrants issued	-	(68,411)	(21,505)
Interest expense	(626,708)	(617,818)	(442,887)
Interest income	195,103	201,015	280,276
Gain on sale of subsidiary shares	1,240,808	-	-
Gain on foreign currency exchange rates	2,020,839	178,522	191,736
Other income and (expenses)	148,544	74,050	8,294
Total other income (expenses)	2,943,102	(5,428,534)	(33,565)
Net income (loss) before minority interest in subsidiary	10,152,321	(2,781,666)	(292,912)
Minority interest in subsidiary - restated	(5,038,115)	(2,832,985)	(1,155,183)
Income taxes	(121,982)	(160,306)	(106,021)
Net income (loss) - restated	4,992,224	(5,774,957)	(1,554,116)
Dividend required for preferred stockholders	(178,541)	(237,326)	-
Net income (loss) applicable to common shareholders - restated	4,813,683	(6,012,283)	(1,554,116)
Other comprehensive loss:
Translation adjustment - restated	(2,394,994)	15,361	152,401
Comprehensive income (loss) - restated	$2,418,689	$(5,996,922)	$(1,401,715)
Net income (loss) per share:
Basic - restated	$0.20	$(0.33)	$(0.11)
Diluted - restated	$0.19	$(0.33)	$(0.11)
Weighted average number of shares outstanding
Basic	24,118,538	18,189,590	14,567,007
Diluted	25,997,049	18,189,590	14,567,007

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – RESTATED
FOR THE YEARS ENDED JUNE 30, 2006, 2007 AND 2008

								Other
					Stock		Capitalized	Compre-
			Additional		Sub-		Finance	hensive		Total
	Common Stock		Paid-in	Treasury	scriptions	Shares to	Costs	Income/	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Receivable	be Issued	of Debt	(Loss)	Deficit	Equity
Balance at June 30, 2005	13,830,884	$13,831	$46,610,746	$(27,197)	$(616,650)	$108,500	$-	$(520,691)	$(30,318,988)	$15,249,551

Issuance of common stock for cash	933,334	933	1,399,067							1,400,000
Issuance of common stock for services	67,255	67	111,548			7,500				119,115
Excercise of common stock options	285,383	285	346,697		317,400	5,000				669,382
Issuance of common stock in
exchange for notes payable & interest	36,607	37	70,981							71,018
Issuance of common stock for
conversion of convertible debentures	80,646	81	149,919							150,000
Issuance of common stock in
exchange for purchase of CQ Systems	884,535	885	1,847,795							1,848,680
Issuance of common stock in
exchange for purchase of McCue	-	-	-			1,628,979				1,628,979
Issuance of common stock in
exchange for accrued expenses	42,231	42	64,036							64,078
Issuance of treasury shares for services				17,003						17,003
Capital contribution from issuance of subsidiary stock on foreign exchange	-	-	4,031,002							4,031,002
Fair market value of warrants
and options issued	-	-	2,474,751							2,474,751
Capitalized finance costs of debt	-	-	-				(326,599)			(326,599)
Foreign currency translation
adjustments - restated	-	-	-					152,401		152,401
Net income for the year - restated	-	-	-						(1,554,116)	(1,554,116)

Balance at June 30, 2006 - restated	16,160,875	$16,161	$57,106,542	$(10,194)	$(299,250)	$1,749,979	$(326,599)	$(368,290)	$(31,873,104)	$25,995,245

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – RESTATED
FOR THE YEARS ENDED JUNE 30, 2006, 2007 AND 2008

										Other
							Stock		Capitalized	Compre-
					Additional		Sub-		Finance	hensive		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	Costs	Income/	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	of Debt	(Loss)	Deficit	Equity
Balance at
June 30, 2006 - restated	-	$-	16,160,875	$16,161	$57,106,542	$(10,194)	$(299,250)	$1,749,979	$(326,599)	$(368,290)	$(31,873,104)	$25,995,245
Preferred Stock issued
for conversion of
convertible note	5,500	5,500,000										5,500,000
Excercise of common
stock options			1,525,030	1,525	2,548,198		(517,250)	(5,000)				2,027,473
Common stock issued for:
Cash			103,333	104	108,396		(219,907)	1,141,500				1,030,093
Services			261,984	261	390,216		35,000	7,500				432,977
Conversion of
preferred stock	(1,370)	(1,370,000)	830,302	830	1,369,170							-
Payment of dividend
on preferred stock			105,589	105	159,579							159,684
Common stock issued
in exhange for:
Notes payable and
related interest			230,863	231	339,137							339,368
Purchase of
McCue Systems			1,329,470	1,330	2,274,677			(1,564,367)				711,640
Beneficial conversion
feature					2,208,334							2,208,334
Repricing of warrants					11,667							11,667
Adjustment to
stockholder list			9,107	9	(9)							-
Fair market value
of warrants and
options issued			-	-	136,571							136,571
Finance costs
of capital raised			-	-	(9,746)				326,599			316,853
Foreign currency
translation adjusts - restated			-	-	-					15,361		15,361
Net loss for the year -restated			-	-	-						(6,012,283)	(6,012,283)
Balance at
June 30, 2007 restated	4,130	$4,130,000	20,556,553	$20,556	$66,642,732	$(10,194)	$(1,001,407)	$1,329,612	$-	$(352,929)	$(37,885,387)	$32,872,983

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – RESTATED
FOR THE YEARS ENDED JUNE 30, 2006, 2007 AND 2008

									Other
							Stock		Compre-
					Additional		Sub-		hensive		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	Income/	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	(Loss)	Deficit	Equity
Balance at
June 30, 2007 -restated	4,130	$4,130,000	20,556,553	$20,556	$66,642,730	$(10,194)	$(1,001,407)	$1,329,612	$(352,929)	$(37,885,385)	$32,872,983
Excercise of common
stock options			849,938	850	1,477,079		80,500	36,600			1,595,029
Excercise of common
stock warrants			1,087,359	1,087	1,753,460						1,754,547
Common stock issued for:
Cash			1,515,152	1,516	2,498,484		250,000	(1,250,000)			1,500,000
Services			57,500	58	126,268			41,600			167,926
Conversion of
preferred stock	(2,210)	(2,210,000)	1,339,392	1,339	2,208,661						-
Payment of dividend
on preferred stock			114,588	114	222,559						222,673
Common stock issued
in exhange for:
Purchase of 100%
Omni			25,000	25	76,725						76,750
Purchase of
McCue Systems								890,437			890,437
Purchase of
Treasury Shares						(25,487)					(25,487)
Fair market value
of options issued			-	-	24,320						24,320
Finance costs
of capital raised			-	-	(10,000)						(10,000)
Write-off of
subscription rec					(70,000)		70,000				-
Foreign currency
translation adjusts - restated			-	-	-				(2,394,994)		(2,394,994)
Net income for the year -restated			-	-	-					4,813,683	4,813,683
Balance at
June 30, 2008 - restated	1,920	$1,920,000	25,545,482	$25,545	$74,950,286	$(35,681)	$(600,907)	$1,048,249	$(2,747,924)	$(33,071,702)	$41,487,866
See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED

	For the Years Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss) - restated	$4,992,224	$(5,774,957)	$(1,554,116)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	3,337,956	2,641,272	3,020,048
Bad debt expense	58,293	189,873	30,218
Gain on forgiveness of debt	-	-	(8,294)
Loss on sale of assets	35,484	2,977	35,090
Gain on sale of subsidiary shares in Pakistan	(1,240,808)	-	-
Minority interest in subsidiary - restated	5,038,115	2,832,985	1,155,183
Stock issued for services	167,926	88,099	200,194
Stock issued for convertible note payable interest	-	311,868	-
Fair market value of warrants and stock options granted	24,320	136,571	25,618
Beneficial conversion feature	-	2,208,334	14,389
Amortization of capitalized cost of debt	-	2,815,358	100,172
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,123,995)	(2,858,608)	(1,351,660)
Increase in other current assets	(4,980,504)	(3,359,736)	(3,809,179)
Decrease in long-term assets	229,622	159,940	-
Increase in accounts payable and accrued expenses	233,408	560,136	450,419
Net cash provided by/(used in) operating activities	3,772,041	(45,888)	(1,691,918)
Cash flows from investing activities:
Purchases of property and equipment	(4,435,755)	(2,420,470)	(2,709,569)
Sales of property and equipment	15,838	366,088	301,684
Net proceeds of certificates of deposit	-	1,737,481	(1,534,371)
Payments of acquisition payable	(879,007)	(4,027,753)	4,086,204
Purchase of treasury stock	(25,486)	-	-
Increase in intangible assets	(4,829,369)	(3,295,262)	(5,027,968)
Cash brought in at acquisition	-	-	473,890
Net cash used in investing activities	(10,153,779)	(7,639,916)	(4,410,130)
Cash flows from financing activities:
Proceeds from sale of common stock	1,500,000	1,030,093	1,400,000
Proceeds from the exercise of stock options and warrants	3,282,827	1,008,250	669,382
Proceeds from sale of subsidiary stock	1,765,615	-	4,031,001
Finance costs incurred for sale of common stock	(10,000)	-	-
Reduction of restricted cash	-	4,533,555	(4,533,555)
Proceeds from loans from officers	-	165,000	-
Bank overdraft	85,335	-	-
Proceeds from bank loans	5,441,870	-	-
Payments on bank loans	(99,936)	-
Proceeds from convertible notes payable	-	-	5,500,000
Payments on capital lease obligations & loans - net	(3,409,496)	2,359,017	82,650
Net cash provided by financing activities	8,556,215	9,095,915	7,149,478
Effect of exchange rate changes in cash	90,597	106,285	74,611
Net increase in cash and cash equivalents	2,265,074	1,516,396	1,122,041
Cash and cash equivalents, beginning of year	4,010,164	2,493,768	1,371,727
Cash and cash equivalents, end of year	$6,275,238	$4,010,164	$2,493,768

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$559,156	$232,783	$244,390
Taxes	$118,535	$70,184	$45,511

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$-	$269,128	$-
Common stock issued for acquisition of 100% of subsidiary	$76,750	$2,295,649	$1,848,680
Common stock issued for payment of note payable and related interest	$-	$27,500	$71,018
Common stock issued for dividend payable	$222,673	$-	$-
Common stock issued for conversion of debentures	$-	$150,000	$150,000
Bonus stock distribution issued by subsidiary to minority holders	$1,160,994	$345,415	$345,415
Stock issued for the conversion of Preferred Stock	$2,210,000	$1,370,000	$1,370,000
Warrants issued to convertible note holders	$-	$-	$2,108,335
Warrants issued for cost of debt	$-	$-	$340,799

Preferred stock issued for conversion of convertible note payable	$-	$5,500,000	$5,500,000

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

NetSol Technologies North America (“NTNA”) (formerly McCue Systems)

On May 6, 2006, the Company entered into an agreement to acquire 100% of the issued and outstanding stock of McCue Systems, Inc. (“McCue”), a California corporation. The acquisition closed on June 30, 2006. The initial purchase price was estimated at $8,471,455 of which one-half was due at closing payable in cash and stock. The other half is due in two installments over the next two years based on the revenue after the audited December 31, 2006 and 2007 financial statements are completed. On the closing date, $2,117,864 payable and 958,213 shares to be issued valued at $1,628,979 were recorded. The cash was paid on July 5, 2006 and the shares were also issued in July 2006. The total amount paid at closing was $3,746,843. In June 2007, the second installment due was determined based on the audited revenues for the twelve month period ending December 31, 2006. Based on the earn-out formula in the purchase agreement, $1,807,910 was due in cash and stock. On June 27, 2006 397,700 shares of the Company’s restricted common stock were issued to the shareholders of McCue Systems. In July and August 2006, $450,000 and $429,007, respectively, of the cash portion was paid to the shareholders. In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded. In July and August, 2007, $879,007 of the cash was paid. In June 2008, the third and final installment was determined based on the audited revenues for the twelve month period ending December 31, 2007. Based on the earn-out formula in the purchase agreement, $1,525,632 was due, consisting of $762,816 in cash and 345,131 shares of the Company’s restricted common stock. The cash portion is shown as “Other Payable - Acquisition” and the stock portion is shown in “Shares to be issued” on these consolidated financial statements. The balance at June 30, 2008 was $846,215. Of this amount, $104,452 represents the few remaining McCue shareholders that have not been located as of the date of this report. The shares were issued on July 3, 2008 and the cash due was paid in July and August 2008.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - RESTATED

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

Advertising Costs:

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2008, 2007, and 2006 were $781,709 and $643,081 and $593,811 respectively.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS/(LOSS) PER SHARE - RESTATED:

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the year ended June 30, 2008	Net Income	Shares	Per Share
Basic earnings per share:	$4,813,683	24,118,538	$0.20
Dividend to preferred shareholders	178,541
Net income available to common shareholders
Effect of dilutive securities
Stock options		950,910
Warrants		559,160
Convertible Preferred Shares		368,441
Diluted earnings per share	$4,992,224	25,997,049	$0.19

For the year ended June 30, 2007	Net Loss	Shares	Per Share
Basic earnings per share:	$(6,012,283)	18,189,590	$(0.33)
Dividend to preferred shareholders	237,326
Effect of dilutive securities *
Stock options		-
Warrants		-
Diluted earnings per share	$(5,774,957)	18,189,590	$(0.33)

For the year ended June 30, 2006	Net Loss	Shares	Per Share
Basic earnings per share:	$(1,554,116)	14,567,007	$(0.11)
Dividend to preferred shareholders	-
Effect of dilutive securities *
Stock options		-
Warrants		-
Diluted earnings per share	$(1,554,116)	14,567,007	$(0.11)

* As there is a loss, these securities are anti-dilutive. The basic and diluted earnings per share is the same for the year ended June 30, 2007 and 2006

Other Comprehensive Income & Foreign Currency Translation - RESTATED:

SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, Omni, and NetSol-TiG use Pakistan Rupees; and Abraxas uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. During the years ended June 30, 2008, 2007, and 2006, comprehensive income included net translation loss of $2,394,994 and income $15,361 and $152,401, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $2,747,923, $352,929, and $368,290 as of June 30, 2008, 2007, and 2006, respectively.

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

INCOME TAXES - RESTATED
The Company is incorporated in the State of Nevada and registered to do business in the State of California and has operations in primarily three tax jurisdictions - the United Kingdom (“UK”), Pakistan and the United States (“US”).

The consolidated pre-tax income consists of the following:

	Years Ended June 30,
	2008	2007	2006
US operations	$(3,223,892)	$(8,044,489)	$(3,310,368)
Foreign operations	10,567,922	2,744,493	3,017,456
	$7,344,030	$(5,299,996)	$(292,912)

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2008	2007	2006
Current:
Federal	$-	$-	$-
Foreign	121,982	160,306	106,021
State and Local	-	-	-
Deferred:
Federal	-	-	-
Foreign	-	-	-
State and Local	-	-	-
Provision for income taxes	$121,982	$160,306	$106,021

The following is a reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the income taxes reflected in the Statement of Operations:

	Years ended June 30,
	2008	2007	2006
Income taxes (benefit) at statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal tax benefit	17.22%	6.00%	6.00%
Foreign earnings taxed at different rates	-47.26%	5.00%	7%
Change in valuation allowance for deferred tax assets	-3.62%	-42.00%	-46%
Non-deductible expenses	0.06%
Other, net	1.27%
Provision for income taxes	1.66%	3.00%	1%

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company:

	Years ended June 30,
	2008	2007	2006
Deferred tax asset:
Other	119,977	-
Intangible assets	(1,293,677)	-
Net Operating loss carry forwards	11,774,869	15,913,553	10,556,046

Net deferred tax assets	10,601,169	15,913,553	4,222,418
Valuation allowance for deferred tax assets	(10,601,169)	(15,913,553)	(4,222,418)

Net deferred tax assets/(liabilities)	-	-	-

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the significant components of the net deferred tax assets for operation in Pakistan as of June 30, 2008 and 2007.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007	2006
Net Operating Loss Carryforward	$3,367,809	$2,434,444	$1,652,356
Total Deferred Tax Assets	1,178,733	852,056	578,325
Less: Valuation Allowance	(1,178,733)	(852,056)	(578,325)
Net Deferred Tax Asset	$-	$-	$-

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

The following table sets forth the significant components of the net deferred tax assets for operation in the UK:

	2008	2007	2006
Net Operating Loss Carryforward	$172,687	$1,649,025	$600,319
Total Deferred Tax Assets	51,806	494,707	180,096
Less: Valuation Allowance	(51,806)	(494,707)	(180,096)
Net Deferred Tax Asset	$-	$-	$-

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

Reporting segments:

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries (see Note 17).

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – MAJOR CUSTOMERS

During fiscal year ended June 30, 2008 and 2007, there were no customers who represented 10% or more of the Company’s total revenue. During the fiscal year ended June 30, 2006, two customers DaimlerChrysler (which consists of a group of many companies), accounted for approximately 11% of the revenue and Toyota Motors (which consists of a group of many companies) accounted for approximately 12%.

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies), which accounts for approximately 5%, 2%, and 11% of revenue, Toyota Motors (which consists of a group of many companies) accounts for approximately 3%, 9%, and 12% of revenue, and Nissan (which consists of a group of many companies) accounts for approximately 11%,5%, 0% of revenue for the fiscal year ended June 30, 2008, 2007, and 2006, respectively. Accounts receivable at June 30, 2008, 2007, and 2006 for these companies was $2,357,889, $1,925,831, and $808,044.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RESTRICTED CASH

On June 21, 2006 the Company completed financing of $5,500,000 (see Note 12). As a requirement of the financing the funds could only be used for their stated purpose, the acquisition of CQ Systems and McCue Systems, related costs, and some working capital. As of June 30, 2006, the acquisition payments of $4,086,204 and related costs of $447,351 were not paid and the cash needed for these payments is shown as restricted cash in these consolidated financial statements. In July 2006, the payments were made.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of 6/30/08	As of 6/30/07	As of 6/30/06
Prepaid Expenses	$825,640	$776,785	$1,069,582
Advance Income Tax	356,843	187,219	116,921
Employee Advances	133,954	166,469	323,447
Security Deposits	244,409	260,199	105,252
Advance Rent	211,828	-	-
Tender Money Receivable	293,943	-	-
Other Receivables	335,493	843,383	661,210
Other Assets	4,297	44,694	546,457

Total	$2,406,407	$2,278,749	$2,822,869

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	As of 6/30/08	As of 6/30/07	As of 6/30/06
Office furniture and equipment	$1,224,340	$1,216,833	$1,109,889
Computer equipment	9,043,307	6,776,051	5,071,927
Assets under capital leases	1,511,311	1,321,159	860,605
Building	2,902,142	3,247,352	3,273,837
Construction under progress	-	274,698	291,526
Land	925,210	600,481	606,451
Autos	245,855	213,336	382,485
Improvements	413,175	419,797	367,584
Subtotal	16,265,340	14,069,707	11,964,304
Accumulated depreciation	(7,088,560)	(6,485,955)	(5,492,266)
	$9,176,780	$7,583,752	$6,472,038

For the years ended June 30, 2008, 2007, and 2006, fixed asset depreciation expense totaled $1,573,345, $1,015,835, and $1,053,382, respectively. Of these amounts, $1,031,943 and $567,145, respectively, are reflected as part of cost of goods sold.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	Product Licenses	Customer Lists	Total
Intangible asset - June 30, 2005 - cost	$8,799,323	$3,294,757	$12,094,080
Additions	2,032,257	2,143,837	4,176,094
Effect of translation adjustment	95,545	-	95,545
Accumulated amortization	(5,806,911)	(2,329,046)	(8,135,957)
Net balance - June 30, 2006	$5,120,214	$3,109,548	$8,229,762

Intangible asset - June 30, 2006 - cost	$10,920,327	$5,438,594	$16,358,921
Additions	3,470,253	12,500	3,482,753
Effect of translation adjustment	113,128	-	113,128
Accumulated amortization	(6,730,860)	(3,023,689)	(9,754,549)
Net balance - June 30, 2007	$7,772,848	$2,427,405	$10,200,253

Intangible assets - June 30, 2007 - cost	$14,511,208	$5,451,094	$19,962,302
Additions	4,481,077	-	4,481,077
Effect of translation adjustment	(381,578)	-	(381,578)
Accumulated amortization	(7,772,851)	(3,718,333)	(11,491,184)
Net balance - June 30, 2008	$10,837,856	$1,732,761	$12,570,617

Amortization expense:
Year ended June 30, 2008	$1,069,967	$694,644	$1,764,611
Year ended June 30, 2007	$930,791	$694,644	$1,625,435
Year ended June 30, 2006	$1,377,385	$589,281	$1,966,666

The above amortization expense includes amounts in “Cost of Goods Sold” for capitalized software development costs of $366,511, $227,335, and $69,973 for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.

At June 30, 2008, 2007, and 2006, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $9,550,831, $5,782,366, and $2,426,275, respectively. Software development amortization expense was $366,511, $227,335, and $105,389 for the years ended June 30, 2008, 2007, and 2006, respectively.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/09	6/30/10	6/30/11	6/30/12	6/30/13	TOTAL
Product Licences	$1,512,349	$1,257,480	$794,583	$128,892	$128,892	$3,822,195
Customer Lists	694,644	606,852	431,266	-	-	1,732,762

	$2,206,993	$1,864,332	$1,225,849	$128,892	$128,892	$5,554,957

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill is comprised of amounts recognized in the acquisition of the following:

	Balance at	Balance at	Balance at
	June 30, 2008	June 30, 2007	June 30, 2006
NetSol PK Tech	$1,166,611	$1,166,611	$1,166,611
CQ Systems	3,471,813	3,471,813	3,471,813
McCue Systems	4,664,100	3,010,846	1,395,251
NetSol Omni	136,761	59,231	59,231

Total	$9,439,285	$7,708,501	$6,092,906

There was no impairment of goodwill for the years ended June 30, 2008, 2007, and 2006.

NOTE 8 – OTHER ASSETS – LONG TERM

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

As of June 30, 2007, one of the Company’s subsidiaries has classified two of its accounts receivable as long-term amounting to $1,015,404 at present value net of discount of $62,628. The discount was calculated using a rate of 6% and a time period of one year as the collection is scheduled in July 2008.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	As of 6/30/08	As of 6/30/07	As of 6/30/06
Accounts Payable	$1,468,491	$1,039,140	$1,340,241
Accrued Liabilities	2,099,693	2,159,537	1,679,601
Accrued Payroll	2,203	14,869	-
Accrued Payroll Taxes	176,916	71,921	25,343
Interest Payable	158,627	120,119	112,759
Deferred Revenues	72,240	40,597	69,000
Taxes Payable	138,489	144,468	49,215

Total	$4,116,659	$3,590,651	$3,276,159

NOTE 10 – DEBTS

A) LOANS AND LEASES PAYABLE

Notes and leases payable consist of the following:

	Balance at	Current	Long-Term
Name	6/30/08	Maturities	Maturities
D&O Insurance	$41,508	$41,508	$-
E&O Insurance	28,518	28,518	-
Habib Bank Line of Credit	1,501,998	1,501,998	-
Bank Overdraft Facility	84,952	84,952	-
HSBC Loan	739,428	327,820	411,608
Subsidiary Capital Leases	627,621	295,314	332,307

	$3,024,025	$2,280,110	$743,915

	Balance at	Current	Long-Term
Name	6/30/07	Maturities	Maturities
D&O Insurance	$66,207	$66,207	$-
Professional Liability Ins	641	641	-
Noon Group	565,045	565,045	-
Subsidiary Capital Leases	594,964	255,205	339,759

	$1,226,857	$887,098	$339,759

	Balance at	Current	Long-Term
Name	6/30/06	Maturities	Maturities
D&O Insurance	$74,889	$74,889	$-
Professional Liability Ins	668	668	-
Noon Group	516,295	516,295	-
A. Zaman Settlement	16,300	16,300	-
Subsidiary Capital Leases	343,951	160,783	183,168

	$952,103	$768,935	$183,168

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2008, 2007, and 2006.

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2008:

Minimum Lease Payments
Due FYE 6/30/09	$368,671
Due FYE 6/30/10	258,927
Due FYE 6/30/11	113,053
Due FYE 6/30/12	6,135
Due FYE 6/30/13	3,356
Total Minimum Lease Payments	750,142
Interest Expense relating to future periods	(122,521)
Present Value of minimum lease payments	627,621
Less: Current portion	(295,314)
Non-Current portion	$332,307

Following is a summary of fixed assets held under capital leases:

	As of 6/30/08	As of 6/30/07	As of 6/30/06
Computer Equipment and Software	$895,235	$661,647	$337,381
Furniture and Fixtures	62,054	50,007	64,340
Vehicles	392,727	458,839	306,720
Building Equipment	161,295	150,666	152,164

Total	1,511,311	1,321,159	860,605
Less: Accumulated Depreciation	(653,643)	(508,294)	(407,281)
Net	$857,668	$812,865	$453,324

B) LOANS PAYABLE - BANK

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has a loan with a bank, secured by the Company’s assets. This note consists of the following:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended June 30, 2008:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,932,551

Total			$2,932,551

For the year ended June 30, 2007:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.5%	$1,968,827
Running Finance	On demand	12.0%	123,050

Total			$2,091,877

For the year ended June 30, 2006:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	9%	$662,800

Total			$662,800

The Company’s subsidiary, NetSol UK, has a line of credit with HSBC Bank. Interest rate charged on amounts drawn-down is 1.75% over base rate. At June 30, 2007 this rate was 5.5%. As of June 30, 2007, the line of credit balance was £502,046 or $1,006,051. In July 2007, this line of credit was converted into a term loan.

Total loans payable - bank at June 30, 2007 was $3,097,928.

C) OTHER PAYABLE - ACQUISITION

As of June 30, 2008 and 2007, Other Payable - Acquisition consists of total payments of $846,215, and $962,406 due to the shareholders of McCue Systems. As of June 30, 2006, Other Payable - Acquisition consists of total payments of $4,086,204 due to the shareholders of CQ Systems and McCue Systems.

CQ System (now NetSol Technologies Europe Ltd.)

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

During the fiscal year ended June 30, 2006, one of the officers had deferred the increase in his wages. During the fiscal year ended June 30, 2006, $50,000 of accrued wages was added to the balance due to officers and $34,574 was remitted to one officer against the amounts owing to him. In addition, $7,500 was paid to another officer against amounts owed to him. In addition, one subsidiary had $35,205 due to an officer of the subsidiary. The balance owing as of June 30, 2006 was $90,767.

During the fiscal year ended June 30, 2007, $43,750 of accrued wages was added to the balance due to officers and $62,458 was remitted to one officer against the amounts owing to him. In addition, the board of directors authorized a bonus in the amount of $50,000 each to the three founding officers for recognition of past service and the growth in the Company. During the quarter ended March 31, 2007, the officers used the bonus to exercise options. In addition, one subsidiary had $4,567 due to an officer of the subsidiary. The balance due to officers as of June 30, 2007 was $356,422

On September 1, 2006, an officer of the Company loaned $165,000 to the Company for its immediate short-term cash needs in the corporate office. The loan had a maturity date of three months and is interest free and had been automatically extended. The terms of the loan were approved by the Company’s board of directors. The balance of this loan was repaid in July 2007.

In addition, the officers of the Company have advanced $34,173 as working capital. The balance due to officers as of June 30, 2008 was $184,173.

In July 2008, the officers exercised 98,358 options against the amounts owed to them of $179,738.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

On October 30, 2006, the convertible notes payable (see note 12) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The dividend is to be paid quarterly, either in cash or stock at the Company’s election. The dividend for the fiscal years ended June 30, 2008 and 2007 totaled $178,541 and $237,326. Of the amount due for fiscal years ended June 30, 2008 and 2007, $145,033 and $159,686 has been paid in stock and the remaining balance of $33,508 and $77,640 is payable and is reflected in these consolidated financial statements. The amount due as of June 30, 2008 was paid with the issuance of 13,107 shares of the Company’s common stock on July 3, 2008.

SUBSIDIARY DIVIDEND

On September 26, 2007, the Company’s joint-venture subsidiary, NetSol-Innovation declared a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522. Of this amount, the Company was due 50,520,000 pkr or approximately $834,349. The dividend was paid during the quarter ended December 31, 2007. The amount attributable to the minority holders is approximately $817,173.

NOTE 12 – CONVERTIBLE NOTE PAYABLE

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

NOTE 13 – CONVERTIBLE DEBENTURE

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

NOTE 14 – STOCKHOLDERS’ EQUITY - RESTATED

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 12) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The preferred shares are valued at $1,000 per share or $5,500,000. The preferred shares are convertible into common stock at a rate of $1.65 per common share. The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333. On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective. As of June 30, 2008 and 2007, 2,210 and 1,370 of the preferred shares had been converted into 1,339,392 and 830,302 shares of the Company’s common stock, respectively. As of June 30, 2008 and 2007, there were 1,920 and 4,130 shares of preferred stock outstanding.

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

Business Combinations:

CQ Systems, Inc. (now NetSol Technologies Europe Ltd.)

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services, Accrued Expenses and Payables

In July 2004, the Board of Directors and officers were granted the right to receive shares of the Company’s common stock if certain conditions were met during their 2004 – 2005 term of office. These conditions were met and a total of 28,000 restricted Rule 144 common shares were issued in August 2005 and 11,000 shares were issued in March 2006. The shares were valued at the fair market value at the date of grant of $57,034 or $1.46 per share.

In October 2005, the Company issued 36,607 restricted Rule 144 common shares valued at $71,018 in payment of $50,000 in principal, $16,000 in penalties and $2,453 in accrued interest on a note payable (see Note 10).

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

In October 2005, the Company entered into an agreement with a vendor whereby the Company agreed to issue $2,500 worth of stock per month as payment for services rendered. The stock was to be issued after the end of each quarter. The Company issued 7,755 shares of its common stock during the year ended June 30, 2006. The Company issued 12,177 shares of its common stock during the fiscal year ended June 30, 2007 valued at $21,250. The agreement was terminated on December 15, 2006.

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

During the year ended June 30, 2007, the Company issued 1,571,243 shares of its common stock for the exercise of options valued at $2,585,474. Of this, $1,173,750 was recorded as “Stock Subscription Receivable”, $33,750 was a cashless exercise whereby the exercise price was applied against amounts owed by the Company to a Director, and $7,000 was applied to amounts owed by the Company to an employee. $150,000 was a cashless exercise whereby the exercise price was applied against amounts owed by the Company to three officers (see Note 10). In addition, 3,030 shares of the Company’s common stock valued at $5,000 was issued against payments made in the previous year and was recorded as a reduction in “Shares to Be Issued.”

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

Payment of Interest

On December 13, 2006, the Company issued a total of 230,863 shares of the Company’s common stock valued at $339,137 or $1.47 per share to the convertible note holders as payment of the interest due to them (see note 13). This payment included 60,000 shares valued at $88,201 as premium shares to accept payment of the interest in the Company’s common stock rather than cash. These shares have been registered with the Securities and Exchange Commission.

Issuance of shares for Conversion of Debt and Settlement of Litigation

During the year ended June 30, 2006, three of the convertible debenture holders elected to convert their notes into common stock. The total of the notes converted was $150,000 and the Company issued 80,646 shares of its common stock to the note holders.

Payment of Dividend to Preferred Stockholders

During the years ended June 30, 2008 and 2007, the Company issued 114,588 and 105,589 shares of the Company’s common stock valued at $222,673 and $159,684, respectively, as payment of the dividend owed to the Preferred Stockholders (see Note 11).

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

Treasury Stock

During the year ended June 30, 2006, the Company issued 10,000 of its treasury shares valued at $17,002 for the payment of services. The balance at June 30, 2006 and 2007 was $10,194.

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

Common stock purchase options and warrants consisted of the following:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2005	5,038,000	$0.75 to $5.00	$-
Granted	3,850,913	$1.65 to $3.00
Exercised	(303,413)	$0.75 to $1.75
Expired	-
Outstanding and exercisable, June 30, 2006	8,585,500	$0.75 to $5.00	$269,125
Granted	180,606	$1.65
Exercised	(1,573,743)	$0.75 to $1.94
Expired	(90,000)	$2.64 to $5.00
Outstanding and exercisable, June 30, 2007	7,102,363	$0.75 to $5.00	$129,521
Granted	20,000	$1.60
Exercised	(869,938)	$0.75 to $2.55
Expired	(180,000)	$0.75
Outstanding and exercisable, June 30, 2008	6,072,425	$0.75 to $5.00	$1,717,608

Warrants:
Outstanding and exercisable, June 30, 2005	655,280	$1.75 to $5.00	$-
Granted	1,973,657	$1.65 - $3.30
Exercised	-
Expired	(30,000)	$1.75 - $3.75
Outstanding and exercisable, June 30, 2006	2,598,937	$1.65 to $5.00	$13,333
Granted	403,788	$1.65 to $3.70
Exercised	-
Expired	-
Outstanding and exercisable, June 30, 2007	3,002,725	$1.65 to $5.00	$58,091
Granted	378,788	$1.65
Exercised	(1,269,199)	$1.65 to $3.30
Expired	(120,000)	$2.50 to $5.00
Outstanding and exercisable, June 30, 2008	1,992,314	$1.65 to $5.00	$1,206,095

The average life remaining on the options and warrants as of June 30, 2008 is as follows:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
$0.01 - $0.99	14,000	3.58	0.75
$1.00 - $1.99	2,193,425	7.10	1.87
$2.00 - $2.99	3,065,000	6.75	2.68
$3.00 - $5.00	800,000	5.78	4.24

Totals	6,072,425	6.74	2.59

WARRANTS:
$1.00 - $1.99	1,527,652	3.43	1.79
$3.00 - $5.00	464,662	1.14	3.31

Totals	1,992,314	2.90	2.15

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

In compliance with FAS No. 148, the Company had elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for year ended June 30, 2006 as follows:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006
Restated
Net income (loss) - as reported	$(1,554,116)
Stock-based employee compensation expense, included in reported net loss, net of tax	-

Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(5,674,402)

Pro forma net loss	$(7,228,518)

Earnings per share:
Basic, as reported	(0.11)
Diluted, as reported	(0.11)

Basic, pro forma	(0.50)
Diluted, pro forma	(0.50)

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

2006
Expected life (years)	10 years
Risk-free interest rate	3.25% - 6.0%
Dividend yield	–
Volatility	54% - 100%

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 15 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

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

The number and exercise prices of options granted under the 2001 Plan is as follows:

	As of	Exercise	As of	Exercise	As of	Exercise
	6/30/2008	Price	6/30/2007	Price	6/30/2006	Price
Outstanding and exercisable, beginning of year	31,000	$0.75 to $1.25	46,000	$0.75 to $2.50	111,000	$0.75 to $2.50
Granted	-		-		-	$0.75 to $2.50
Exercised	(15,000)	$0.75	(15,000)	$0.75 to $1.75	(65,000)	$0.75 to $1.75
Expired	-	-	-	-	-	-
Outstanding and exercisable, end of year	16,000	$0.75 to $1.00	31,000	$0.75 to $1.00	46,000	$0.75 to $1.25

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

The number and weighted average exercise prices of options granted under the 2002 Plan is as follows:

	As of	Exercise	As of	Exercise	As of	Exercise
	6/30/2008	Price	6/30/2007	Price	6/30/2006	Price
Outstanding and exercisable, beginning of year	972,000	$0.75 to $5.00	1,059,500	$0.75 to $2.50	1,139,500	$0.75 to $2.50
Granted	-	-	-	-	-	-
Exercised	(60,000)	$1.25	(47,500)	$0.75 to $2.30	(80,000)	$0.75
Expired	(30,000)	$0.75 - $2.50	(40,000)	$3.00 to $5.00	-	-
Outstanding and exercisable, end of year	882,000	$0.75 to $5.00	972,000	$0.75 to $5.00	1,059,500	$0.75 to $5.00

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number and weighted average exercise prices of options granted under the 2003 Plan is as follows:

	As of	Exercise	As of	Exercise	As of	Exercise
	6/30/2008	Price	6/30/2007	Price	6/30/2006	Price
Outstanding and exercisable, beginning of year	745,000	$1.00 to $5.00	970,000	$1.00 to $5.00	787,500	$1.00 to $5.00
Granted	20,000	$1.60	180,606	$1.65	182,500	$1.70 to $2.55
Exercised	(236,000)	$1.70 to $1.98	(355,606)	$1.25 to $1.65	-	-
Expired	(50,000)	$2.64 to $5.00	(50,000)	$2.64 to $5.00	-	-
Outstanding and exercisable, end of year	479,000	$1.60 to $5.00	745,000	$1.25 to $5.00	970,000	$1.25 to $5.00

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

The number and weighted average exercise prices of options granted under the 2004 Plan is as follows:

	As of	Exercise	As of	Exercise	As of	Exercise
	6/30/2008	Price	6/30/2007	Price	6/30/2006	Price
Outstanding and exercisable, beginning of year	3,574,363	$1.65 to $3.00	4,730,000	$1.65 to $3.00	3,000,000	$1.94 to $2.91
Granted	-	-	-	-	1,888,413	$1.65 to $3.00
Exercised	(448,938)	$1.65 to $2.00	(1,155,637)	$1.65 to $1.94	(158,413)	$1.65 to $1.75
Expired	(50,000)	$1.93 to $2.89	-	-	-	-
Outstanding and exercisable, end of year	3,075,425	$1.65 to $3.00	3,574,363	$1.65 to $3.00	4,730,000	$1.65 to $3.00

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

The number and weighted average exercise prices of options granted under the 2005 Plan is as follows:

	As of	Exercise	As of	Exercise	As of	Exercise
	6/30/2008	Price	6/30/2007	Price	6/30/2006	Price
Outstanding and exercisable, beginning of year	1,780,000	$1.70 to $2.55	1,780,000	$1.70 to $2.55	-	-
Granted	-	-	-	-	1,780,000	$1.70 to $2.55
Exercised	(110,000)	$1.70 to $2.55	-	-	-	-
Expired	(50,000)	$1.83 to $2.50	-	-	-	-
Outstanding and exercisable, end of year	1,620,000	$1.70 to $2.50	1,780,000	$1.70 to $2.55	1,780,000	$1.70 to $2.55

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

NOTE 17 – SEGMENT AND GEOGRAPHIC AREAS

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

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2008, 2007, and 2006:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007	2006
Revenues from unaffiliated customers:
North America	$3,969,521	$4,953,083	$45,250
Europe	7,676,225	5,482,972	7,414,960
Asia - Pacific	24,996,429	18,846,031	11,230,202
Consolidated	$36,642,175	$29,282,086	$18,690,412

Operating income (loss):
Corporate headquarters	$(3,845,756)	$(3,358,739)	$(3,688,598)
North America	(932,008)	29,257	-
Europe	1,838,541	(704,530)	898,141
Asia - Pacific	10,148,442	6,680,880	2,531,110
Consolidated	$7,209,219	$2,646,868	$(259,347)

Net income (loss) after taxes and before minority adjustment:
Corporate headquarters	$(2,784,659)	$(8,474,143)	$(4,119,188)
North America	(910,833)	38,510	-
Europe	1,767,712	(832,294)	834,381
Asia - Pacific	11,958,119	6,325,955	2,885,874
Consolidated	$10,030,339	$(2,941,972)	$(398,933)

Identifiable assets:
Corporate headquarters	$16,566,612	$13,263,111	$17,630,389
North America	1,920,508	2,070,829	2,329,837
Europe	6,233,480	4,833,181	4,318,911
Asia - Pacific	39,056,094	29,362,020	18,746,011
Consolidated	$63,776,694	$49,529,141	$43,025,148

Depreciation and amortization:
Corporate headquarters	$1,402,219	$1,406,989	$1,887,646
North America	214,777	131,848	-
Europe	301,505	268,795	173,258
Asia - Pacific	1,419,455	833,640	959,144
Consolidated	$3,337,956	$2,641,272	$3,020,048

Capital expenditures:
Corporate headquarters	$4,189	$3,986	$4,367
North America	70,443	20,821	-
Europe	56,155	249,690	192,752
Asia - Pacific	4,304,968	2,145,973	2,512,450
Consolidated	$4,435,755	$2,420,470	$2,709,569

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues by our various products and services provided are as follows:

	For the Years
	Ended June 30,
	2008	2007	2006
Licensing Fees	$12,685,039	$9,788,266	$5,192,371
Maintenance Fees	6,306,321	5,441,339	2,444,075
Services	17,650,815	14,052,481	11,053,966
Total	$36,642,175	$29,282,086	$18,690,412

NOTE 18 – MINORITY INTEREST IN SUBSIDIARY - RESTATED

The Company had minority interests in several of its subsidiaries. The balance of the minority interest was as follows:

SUBSIDIARY	MIN INT BALANCE AT 6/30/08	MIN INT BALANCE AT 6/30/07	MIN INT BALANCE AT 6/30/06

PK Tech	$6,309,918	$2,871,617	$655,805
NetSol-TiG	1,365,855	1,397,984	811,534
Connect	182,196	258,993	311,440
Omni	-	-	7,959

Total	$7,857,969	$4,528,594	$1,786,738

NetSol Technologies, Limited (“NetSol PK”)

In August 2005, the Company’s wholly-owned subsidiary, NetSol Technologies (Pvt), Ltd. (“NetSol PK”) became listed on the Karachi Stock Exchange in Pakistan. The Initial Public Offering (“IPO”) sold 13,986,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 39.42%. Net proceeds of the IPO were $4,890,224. As a result of the IPO, the Company is required to show the minority interest of the subsidiary on the accompanying consolidated financial statements.

For the fiscal years ended June 30, 2008, 2007, and 2006, the subsidiary had net income of $9,842,805, $4,747,590, and $1,780,892, of which $4,127,154 and $2,272,643, and $702,027, respectively, was recorded against the minority interest. The balance of the minority interest at June 30, 2008 was $6,309,918.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2008, the Company sold 948,100 shares of its ownership in NetSol PK on the open market with a value of $1,765,615. A net gain of $1,240,808 was recorded as “Other Income” on these consolidated financial statements. As a result of the sale, the Company’s ownership in the subsidiary decreased from 60.58% to 58.68% and the minority interest percentage increased 1.9% to 41.32%.

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

For the fiscal years ended June 30, 2008, 2007, and 2006, the subsidiary had net income of $2,127,173, $1,401,444, and $879,134, of which $916,115, $596,802, and $438,688 was recorded against the minority interest, respectively. The balance of the minority interest at June 30, 2008 was $1,365,855.

On September 26, 2007, the subsidiary’s board of directors authorized a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522. Of this amount, the Company received 50,520,000 pkr or approximately $834,349 which has been invested in NetSol PK. The net value to the minority holders is approximately $817,173.

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

For the fiscal years ended June 30, 2008, 2007, and 2006, the subsidiary had net loss of $8,765, $57,117 and a net income of $14,304, respectively, of which ($4,374), ($28,501), and $7,138 respectively, was recorded against the minority interest. The balance of the minority interest at June 30, 2008 was $182,196.

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

In December 2007, the Company purchased the remaining 49.9% of the outstanding shares from the minority shareholders with a historical value of $12,399 for 25,000 shares of the Company’s common stock valued at $76,750 (see note 14). Also in December, the operations of the subsidiary were merged into the operations of NetSol PK and will be reported under that subsidiary in the future.

For the fiscal years ended June 30, 2008 and 2007, the subsidiary had a net loss of $10,224 and $71,298, of which ($781) and ($7,959) was recorded against the minority interest. The balance of the minority interest at June 30, 2008 was $0.

NOTE 19 – ACQUISITION OF CQ SYSTEMS

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

The initial purchase price was £3,576,335 or $6,730,382, of which one-half was due at closing payable in cash and stock and the other half is due when the audited March 31, 2006 financial statements are completed. On the closing date, $1.7 million was paid and 681,965 shares were issued to the shareholders of CQ, valued at $1,676,795 at an average share price of $2.46 (see note 14) was recorded. In addition, the agreement called for the accumulated retained earnings amounting to £423,711 or $801,915 of CQ Systems as of the closing date to be paid to the shareholders in cash and stock. In April 2005, the additional cash of £350,000 or $662,410 was paid and 77,503 shares of the Company’s common stock valued at $139,505 were issued. The total amount paid at closing was $4,178,710.

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

NOTE 20 – ACQUISITION OF McCUE SYSTEMS (now NetSol Technologies North America)

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
NOTE 21 – SUBSEQUENT EVENTS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2008, the Company granted 100,000 options to an employee at an exercise price of $1.65 and an expiration date of three months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $89,700 in compensation expense for these options.

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

On September 12, 2008, at the completion of the audited financial statements, bonuses in the form of option grants became due to three of the officers of the Company for the successful meeting of certain benchmarks. A total of 1,800,000 options were granted, and have an expiration date of ten years. The options vest over 24 months. Using the Black-Scholes method to value the options, the total value of the options was $2,490,600. Of this amount, $62,265 was recorded in the quarter ended September 30, 2008.

For the quarter ended September 30, 2008, the Company recorded the dividend payable to the preferred stockholders in the amount of $33,876.

On October 31, 2008, the Company entered into an agreement to purchase 100% of the member shares of Ciena Solutions, LLC, a California limited liability corporation. Under the terms of the agreement, the Company will pay a deposit of $350,000 to the two members for the purchase with the full purchase price to be determined based on the performance of the new entity over the next four years. No assets or liabilities will be picked up by the Company at the acquisition, only the rights to the existing contracts. As the effects of this transaction are immaterial to the Company overall, no pro forma information is provided.

The total Purchase Price is to be the total of the Initial Consideration and the Deferred Consideration. The Initial Consideration was Three Hundred Fifty Thousand Dollars ($350,000). The Deferred Consideration to be the Consideration After Fiscal Year 1, the Consideration After Fiscal Year 2, the Consideration After Fiscal Year 3 and, the Consideration After Fiscal Year 4; provided, however, that under no circumstances may the total number of NetSol Shares issued to Sellers (including those shares issued as part of the Initial Consideration and those shares issued which would be considered aggregated with those issued pursuant to this Agreement according to NASDAQ rules) exceed 19% of the issued and outstanding shares of common stock of NetSol, less treasury shares, on the date of the Closing. In the event NetSol is not permitted to issue as part of the Deferred Consideration, shares of common stock equal in value to 50% of the Deferred Consideration, NetSol may issue such amount as is permitted and the remainder in cash. Each Fiscal Year shall be measured from July 1 to June 30 with Fiscal Year 1 being the period from July 1, 2008 to June 30, 2009.

Deferred Consideration is to be calculated as follows:

1)
after the conclusion of fiscal year 1, the consideration will be comprised of 25% of the lesser of Ciena’s Earnings Before Interest, Tax, Depreciation and Amortization (“EBIDTA”) for Year 1 multiplied by 4.5 or the Gross Revenue of Ciena for Year 1 multiplied by .75 less those capitalized costs incurred by NetSol and/or its subsidiaries for the benefit of Ciena. All numbers shall be based on audited Fiscal Year 1 financial statements. Payments are to be made; a) 50% in restricted common stock of NetSol at the 30 day volume weighted average price (“VWAP”) in the 30 days preceding the end of Fiscal Year 1; and b) 50% in U.S. Dollars.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2)
Consideration after the conclusion of the second full year of operations, July 1, 2009 to June 30, 2010 (“Fiscal Year 2”) will be comprised of 25% of the lesser of: Ciena’s EBIDTA Year 2 multiplied by 4.5 or the Gross Revenue of Ciena for Fiscal Year 2 multiplied by .75 less those capitalized costs incurred by NetSol and/or its subsidiaries for the benefit of Ciena and less three hundred fifty thousand dollars ($350,000). If the consideration is a negative number, that negative number shall carry-over to the pay-out for Fiscal Year 3. All numbers shall be based on the audited Fiscal Year 2financial statements. Payment are to be made; a) 50% shall be payable in restricted common stock of NetSol at the 30 day VWAP as of June 30, 2010, in accordance with the VWAP Calculation, and; b) 50% in U.S. Dollars.

3)
Consideration after the conclusion of the third full year of operations from July 1, 2010 to June 30, 2011 (“Fiscal Year 3”) will be comprised of 25% of the lesser of: Ciena’s EBIDTA for Fiscal Year 3 multiplied by 4.5 or the Gross Revenue of Ciena for Year 3 multiplied by .75 less those capitalized costs incurred by NetSol and/or its subsidiaries for the benefit of Ciena and less any carry-over from Fiscal Year 2. All numbers shall be based on the audited Fiscal Year 3 financial statements. Payment will be made; a) 50% shall be payable in restricted common stock of NetSol at the 30 day VWAP as of June 30, 2011 calculated in accordance with the VWAP Calculation, and; b) 50% in U.S. Dollars.

4)
Consideration after the conclusion of the fourth full year of operations from July 1, 2011 to June 30, 2012 (“Fiscal Year 4”) will be comprised of 25% of the lesser of: Ciena’s EBIDTA for Fiscal Year 4 multiplied by 4.5 or the Gross Revenue of Ciena for Year 4 multiplied by .75 less those capitalized costs incurred by NetSol and/or its subsidiaries for the benefit of Ciena and less any carry-over from Fiscal Years 2 and 3. All numbers shall be based on the audited Fiscal Year 4 financial statements. Payment will be made; a) 50% shall be payable in restricted common stock of NetSol at the 30 day VWAP as of June 30, 2011 calculated in accordance with the VWAP Calculation, and; b) 50% in U.S. Dollars.

NOTE 22 – RESTATEMENT OF FINANCIAL STATEMENTS

On November 5, 2008, the management of NetSol Technologies, Inc. (the “Company”) concluded, after consultation with our independent registered public accounting firm, and a review of the pertinent facts, that the previously issued financial statements contained in the Company's annual Report on Form 10-KSB for the years ended June 30, 2008, 2007 and 2006 should not be relied upon due primarily to computational errors in connection with the allocation of appropriate amounts to minority interest in the statement of income (operations) and calculation of minority interest ownership.

Our management, in consultation with our independent registered public accounting firm, has determined that the financial statements included therein overstated amount of our reported net income for the year ended June 30, 2008 and understatement of losses for the years ended June 30, 2007 and 2006, by approximately $2,229,824, $897,396 and $201,063, respectively.

Below is a comparative presentation of the balance sheet and income statement as of and for the years ended June 30, 2008, 2007 and 2006 as restated in this report and as reported in the Company’s Reports on Form 10KSB previously filed with the Securities and Exchange Commission.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As reported 6/30/08	As Restated 6/30/08	As reported 6/30/07	As Restated 6/30/07	As reported 6/30/06	As Restated 6/30/06
BALANCE SHEET:
Minority Interest	$6,866,514	$7,857,969	$6,866,514	$4,528,594	$1,637,045	$1,786,738

Additional Paid-in Capital	$76,456,697	$74,950,286	$66,988,147	$66,642,732	no change

Accumulated Deficit	(32,067,003)	(33,071,702)	(32,067,003)	(37,885,387)	(31,672,041)	(31,873,104)

Other comprehensive loss	(4,267,579)	(2,747,924)	(4,267,579)	(352,929)	(419,660)	(368,290)

INCOME STATEMENT:
Net income (loss) before minority interest in subsidiary	10,152,321	10,152,321	(2,781,666)	(2,781,666)	(292,912)	(292,912)
Minority interest in subsidiary	(2,808,291)	(5,038,115)	(1,935,589)	(2,832,985)	(954,120)	(1,155,183)
Income taxes	(121,982)	(121,982)	(160,306)	(160,306)	(106,021)	(106,021)
Net income (loss)	7,222,048	4,992,224	(4,877,561)	(5,774,957)	(1,353,053)	(1,554,116)
Dividend required for preferred stockholders	(178,541)	(178,541)	(237,326)	(237,326)	-	-
Net income (loss) applicable to common shareholders	7,043,507	4,813,683	(5,114,887)	(6,012,283)	(1,353,053)	(1,554,116)
Other comprehensive loss:
Translation adjustment	(3,792,148)	(2,394,994)	(55,770)	15,361	101,031	152,401
Comprehensive income (loss)	$3,251,359	$2,418,689	$(5,170,657)	$(5,996,922)	$(1,252,022)	$(1,401,715)
Net income (loss) per share:
Basic	$0.29	$0.20	$(0.28)	$(0.33)	$(0.09)	$(0.11)
Diluted	$0.28	$0.19	$(0.28)	$(0.33)	$(0.09)	$(0.11)
Weighted average number of shares outstanding
Basic	24,118,538	24,118,538	18,189,590	18,189,590	14,567,007	14,567,007
Diluted	25,997,049	25,997,049	18,189,590	18,189,590	14,567,007	14,567,007