Form 10KSB/A
period 2008-06-30
NETSOL TECHNOLOGIES INC
filed 2008-11-12
CIK 1039280

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

COMMON STOCK, $.001 PAR VALUE
NASDAQ CAPITAL MARKET

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [] No [x]

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

In our Amendment to the Annual Report filed on form 10-KSB for the year ended June 30, 2008, as amended and filed on November 10, 2008, the CEO and CFO certifications were omitted. The omitted certifications are attached hereto. There are no other changes in the documents.

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

Date: November 10, 2008	BY: /S/ NAJEEB U. GHAURI Najeeb U. Ghauri Chief Executive Officer Director, Chairman

Date: November 10, 2008	BY: /S/ SALIM GHAURI Salim Ghauri President, APAC Director

Date: November 10, 2008	BY: /S/ NAEEM GHAURI Naeem Ghauri President, EMEA Director

Date: November 10, 2008	BY: /S/ EUGEN BECKERT Eugen Beckert Director

Date: November 10, 2008	BY: /S/ SHAHID JAVED BURKI Shahid Javed Burki Director

Date: November 10, 2008	BY:/S/ MARK CATON Mark Caton Director

Date: November 10, 2008	BY:/S/ ALEXANDER SHAKOW Alexander Shakow Director