Form 10-Q
period 2008-09-30
NETSOL TECHNOLOGIES INC
filed 2008-11-14
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The issuer had 26,493,987 shares of its $.001 par value Common Stock and 1,920 shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of November 11, 2008.

NETSOL TECHNOLOGIES, INC.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Unaudited Balance Sheet as of September 30, 2008 and
	Audited Balance Sheet as of June 30, 2008	3

	Comparative Unaudited Consolidated Statements of Operations
	for the Three Months Ended September 30, 2008 and 2007	4

	Comparative Unaudited Consolidated Statements of Cash Flow
	for the Three Months Ended September 30, 2008 and 2007	5

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of 9/30/08	As of 6/30/08
	(Unaudited)	(Audited)
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,778,690	$6,275,238
Certificates of deposit	106,949	-
Accounts receivable, net of allowance for doubtful accounts	13,886,153	10,988,888
Revenues in excess of billings	12,099,722	11,053,042
Other current assets	2,118,275	2,406,407
Total current assets	37,989,789	30,723,575
Property and equipment, net of accumulated depreciation	8,324,257	9,176,780
Other assets, long-term	981,957	1,866,437
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	9,988,525	10,837,856
Customer lists, net	1,559,101	1,732,761
Goodwill	9,439,285	9,439,285
Total intangibles	20,986,911	22,009,902
Total assets	$68,282,914	$63,776,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,123,928	$4,116,659
Current portion of loans and obligations under capitalized leases	4,133,872	2,280,110
Other payables - acquisitions	103,226	846,215
Unearned revenues	4,037,556	3,293,728
Due to officers	-	184,173
Dividend to preferred stockholders payable	33,876	33,508
Cash dividend to minority shareholders of subsidiary	315,889	-
Loans payable, bank	2,559,509	2,932,551
Total current liabilities	14,307,856	13,686,944
Obligations under capitalized leases, less current maturities	267,358	332,307
Convertible notes payable	6,000,000	-
Long term loans; less current maturities	296,698	411,608
Total liabilities	14,871,912	14,430,859
Minority interest	7,136,565	7,857,969
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
1,920; 4,130 issued and outstanding	1,920,000	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized;
26,219,770; issued and 26,051,274 outstanding as of 9/30/08	26,220
25,545,482 issued and 25,525,886 outstanding as of 6/30/08		25,545
Additional paid-in-capital	76,657,363	74,950,286
Treasury stock (168,496; 19,596 shares)	(321,008)	(35,681)
Accumulated deficit	(32,048,738)	(33,071,702)
Stock subscription receivable	(708,904)	(600,907)
Common stock to be issued	392,737	1,048,249
Other comprehensive loss	(5,643,233)	(2,747,924)
Total stockholders' equity	40,274,437	41,487,866
Total liabilities and stockholders' equity	$62,282,914	$63,776,694

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended September 30,
	2008	2007
Net Revenues:	(Unaudited )	(Unaudited )
License fees	$2,529,808	$1,903,552
Maintenance fees	1,593,734	1,583,420
Services	5,177,425	5,166,265
Total revenues	9,300,967	8,653,237
Cost of revenues:
Salaries and consultants	2,640,713	2,321,030
Travel	485,936	266,828
Repairs and maintenance	106,665	114,154
Insurance	32,839	38,645
Depreciation and amortization	551,325	258,907
Other	751,068	387,891
Total cost of revenues	4,568,546	3,387,455
Gross profit	4,732,421	5,265,782
Operating expenses:
Selling and marketing	969,518	832,493
Depreciation and amortization	480,208	464,647
Bad debt expense	-	2,439
Salaries and wages	979,254	907,879
Professional services, including non-cash compensation	306,886	160,050
General and adminstrative	868,117	678,573
Total operating expenses	3,603,983	3,046,081
Income from operations	1,128,438	2,219,701
Other income and (expenses)
Loss on sale of assets	(165,738)	(32,223)
Interest expense	(203,892)	(233,804)
Interest income	27,941	33,863
Gain on foreign currency exchange rates	2,007,882	55,986
Fair market value of options issued	(117,300)	-
Other income	16,454	55,961
Total other expenses	1,565,347	(120,217)
Net income before minority interest in subsidiary	2,693,785	2,099,484
Minority interest in subsidiary (restated 2007)	(1,629,761)	(1,152,107)
Income taxes	(7,182)	(32,441)
Net income (restated 2007)	1,056,842	914,936
Dividend required for preferred stockholders	(33,876)	(71,157)
Net income (loss) applicable to common shareholders (restated 2007)	1,022,966	843,779
Other comprehensive income (loss):
Translation adjustment	(2,895,310)	162,403
Comprehensive income (restated 2007)	$(1,872,344)	$1,006,182

Net income per share (restated 2007):
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average number of shares outstanding
Basic	26,307,175	21,425,235
Diluted	28,029,442	22,844,361

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended Sept 30,
	2008	2007
Cash flows from operating activities:
Net income (restated 2007)	$1,056,842	$914,936
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,031,533	723,554
Provision for uncollectible accounts	-	-
Loss on sale of assets	165,738	32,223
Minority interest in subsidiary (restated 2007)	1,629,761	1,152,107
Stock issued for services	33,163	-
Fair market value of warrants and stock options granted	207,000	24,320
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,942,317)	(353,500)
Increase in other current assets	(1,960,129)	(1,080,375)
Decrease in accounts payable and accrued expenses	(259,967)	(1,130,337)
Net cash (used in) provided by operating activities	(2,038,376)	282,928
Cash flows from investing activities:
Purchases of property and equipment	(930,058)	(745,901)
Sales of property and equipment	40,900	85,076
Payments of acquisition payable	(742,989)	(879,007)
Purchase of treasury stock	(285,328)	-
Short-term investments held for sale	(113,738)	-
Increase in intangible assets	(689,544)	(841,312)
Net cash used in investing activities	(2,720,757)	(2,381,144)
Cash flows from financing activities:
Proceeds from sale of common stock	150,000	250,000
Proceeds from the exercise of stock options and warrants	520,569	903,499
Purchase of subsidary stock in Pakistan	(250,000)	-
Proceeds from convertible notes payable	6,000,000	-
Proceeds from bank loans	1,768,212	2,444,291
Payments on bank loans	(75,732)	(25,110)
Bank overdraft	257,502	-
Payments on capital lease obligations & loans - net	(121,418)	(692,353)
Net cash provided by financing activities	8,249,133	2,880,327
Effect of exchange rate changes in cash	13,451	44,966
Net increase in cash and cash equivalents	3,503,451	827,077
Cash and cash equivalents, beginning of period	6,275,239	4,010,164
Cash and cash equivalents, end of period	$9,778,690	$4,837,241

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$177,087	$48,326
Taxes	$2,400	$76,762

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the payment of dividends to Preferred Shareholders	$33,508	$-
Stock issued for the conversion of Preferred Stock	$-	$330,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2008. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

NOTE 4 – EARNINGS/(LOSS) PER SHARE:

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended September 30, 2008	Net Income	Shares	Per Share
Basic earnings per share:	$1,022,966	26,307,175	$0.04
Dividend to preferred shareholders	33,876
Net income available to common shareholders
Effect of dilutive securities
Stock options		853,766
Warrants		519,745
Convertible Preferred Shares		348,755
Diluted earnings per share	$1,056,842	28,029,441	$0.04

For the three months ended September 30, 2007	Net Income	Shares	Per Share
Basic earnings per share:	$843,779	21,425,235	$0.04
Dividend to preferred shareholders	71,157
Net income available to common shareholders
Effect of dilutive securities
Stock options		657,399
Warrants		387,279
Convertible Preferred Shares		374,448
Diluted earnings per share	$914,936	22,844,361	$0.04

NOTE 5 - FOREIGN CURRENCY:

The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, Omni, and NetSol-TiG use Pakistan Rupees; and Abraxas uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet and were $5,643,233 as of September 30, 2008. During the three months ended September 30, 2008 and 2007, comprehensive gain (loss) in the consolidated statements of operations included translation loss of $2,895,310 and gain of $162,403, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of 9/30/08	As of 6/30/08
	(Unaudited)	(Audited)
Prepaid Expenses	$751,837	$825,640
Advance Income Tax	337,791	356,843
Employee Advances	65,473	133,954
Security Deposits	218,964	244,409
Advance Rent	182,749	211,828
Tender Money Receivable	258,878	293,943
Other Receivables	298,925	335,493
Other Assets	3,658	4,297

Total	$2,118,275	$2,406,407

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	As of 9/30/08	As of 6/30/08
	(Unaudited)	(Audited)
Office furniture and equipment	$938,272	$1,224,340
Computer equipment	7,707,941	9,043,307
Assets under capital leases	1,381,764	1,511,311
Building	2,532,968	2,902,142
Land	1,526,697	925,210
Autos	214,329	245,855
Improvements	308,568	413,175
Subtotal	14,610,539	16,265,340
Accumulated depreciation	(6,286,282)	(7,088,560)
	$8,324,257	$9,176,780

For the three months ended September 30, 2008 and 2007, fixed asset depreciation expense totaled $402,949 and $318,077, respectively. Of these amounts, $272,266 and $202,955, respectively, are reflected as part of cost of goods sold.

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

Product licenses and customer lists were comprised of the following:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2007 - cost	$14,511,208	$5,451,094	$19,962,302
Additions	4,481,077	-	4,481,077
Effect of translation adjustment	(381,578)	-	(381,578)
Accumulated amortization	(7,772,851)	(3,718,333)	(11,491,184)
Net balance - June 30, 2008 (Audited)	$10,837,856	$1,732,761	$12,570,617

Intangible assets - June 30, 2008 - cost	$18,992,284	$5,451,094	$24,443,378
Additions	649,969	-	649,969
Effect of translation adjustment	(1,515,830)	-	(1,515,830)
Accumulated amortization	(8,137,898)	(3,891,993)	(12,029,891)
Net balance - September 30, 2008 (Unaudited)	$9,988,525	$1,559,101	$11,547,626

Amortization expense:
Quarter ended September 30, 2008	$454,924	$173,661	$628,585
Quarter ended September 30, 2007	$231,816	$173,661	$405,477

The above amortization expense includes amounts in “Cost of Goods Sold” for capitalized software development costs of $279,060 and $55,952 for the quarters ended September 30, 2008 and 2007, respectively.

At September 30, 2008 and 2007, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $8,877,364 and $6,615,515, respectively, as the development and enhancement is yet to be completed. Software development amortization expense was $279,060 and $55,952for the quarters ended September 30, 2008 and 2007, respectively.

Amortization expense of intangible assets over the next five years is as follows:

FISCAL YEAR ENDING
Asset	9/30/09	9/30/10	9/30/11	9/30/12	9/30/13	TOTAL
Product Licences	$1,563,423	$1,235,468	$831,739	$525,066	$113,873	$4,269,569
Customer Lists	694,644	541,008	323,449	-	-	1,559,101

	$2,258,067	$1,776,476	$1,155,188	$525,066	$113,873	$5,828,670

There were no impairments of the goodwill asset during the periods ended September 30, 2008 and 2007.

NOTE 9 – OTHER ASSETS – LONG TERM

During the year ended June 30, 2007, NetSol PK agreed to lease a facility from the owner of the adjacent land agreed to build an office to the Company’s specifications and the Company agreed to help pay for the development of the land in exchange for discounted rent for the next three years. As of June 30, 2008, the Company has paid a total of 26,156,725pkr or approximately $383,530 in connection with this agreement. Of this amount, 14,446,675pkr or approximately $211,828 has been classified as current, representing one-year of rental payments, and 3,570,000pkr or approximately $52,346 shown as long-term assets. As of September 30, 2008, the balance on this account was $182,749, all of which has been classified as current, representing one-year of rental payments. During the quartered ended September 30, 2008, 3,736,675pkr or approximately $50,449 was expensed.

In addition, NetSol PK has begun work on building a new building behind the current one. The enhancement of infra-structure is necessary to meet the company’s growth in local and international business. The balance for advance for Capital-Work-In-Progress was $191,899.

In September 2008, our North American operations moved its location from Burlingame to Emeryville. As part of the lease agreement, the Company was required to pay two months of rental payments as a security deposit valued at $155,880.

As of September 30, 2008, one of the Company’s subsidiaries has classified two of its accounts receivable as long-term amounting to $634,178 at present value net of discount of $100,027. The discount was calculated using a rate of 8.25% and a time period of two years as the collection is expected by the fiscal year ended June 30, 2010.

Total other assets, long term as of September 30, 2008 was $981,957.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	As of 9/30/08	As of 6/30/08
	(Unaudited)	(Audited)
Accounts Payable	$1,213,526	$1,468,491
Accrued Liabilities	1,526,325	2,099,693
Accrued Payroll	1,320	2,203
Accrued Payroll Taxes	57,790	176,916
Interest Payable	147,917	158,627
Deferred Revenues	49,296	72,240
Taxes Payable	127,754	138,489

Total	$3,123,928	$4,116,659

NOTE 11 - DEBTS

A) LOANS AND LEASES PAYABLE

Notes payable consist of the following:

	Balance at	Current	Long-Term
Name	9/30/08	Maturities	Maturities
	(Unaudited)
D&O Insurance	$10,465	$10,465	$-
E&O Insurance	7,179	7,179	-
Habib Bank Line of Credit	3,220,537	3,220,537	-
Bank Overdraft Facility	324,101	324,101	-
HSBC Loan	600,943	304,245	296,698
Subsidiary Capital Leases	534,703	267,345	267,358

	$4,697,928	$4,133,872	$564,056

Name	6/30/08	Maturities	Maturities
	(Audited)
D&O Insurance	$41,508	$41,508	$-
E&O Insurance	28,518	28,518	-
Habib Bank Line of Credit	1,501,998	1,501,998	-
Bank Overdraft Facility	84,952	84,952	-
HSBC Loan	739,428	327,820	411,608
Subsidiary Capital Leases	627,621	295,314	332,307

	$3,024,025	$2,280,110	$743,915

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $1,023,850 was converted into a loan payable with a maturity of three years. The interest rate is 7.5% with monthly payments of £15,558 or approximately $31,858. The Parent has guaranteed payment of the loan in the event the subsidiary should default on it. During the year ended June 30, 2008, £155,585 or approximately $307,384 was paid on the principal of this note and £27,784 or approximately $52,310 was paid in interest. The loan outstanding as of June 30, 2008 was £370,567 or $739,428; of this amount $327,820 is classified as current maturities and $411,608 as long-term debt. During the quarter ended September 30, 2008, £39,924 or approximately $75,732 was paid on the principal of this note and £6,751 or approximately $12,806 was paid in interest. The loan outstanding as of September 30, 2008 was £330,642 or $600,943; of this amount $304,245 is classified as current maturities and $296,698 as long-term debt.

In January 2008, the Company renewed its directors’ and officers’ (“D&O”) liability insurance for which the annual premium is $102,585. The Company arranged financing with AFCO Credit Corporation with a down payment of $10,584 with the balance to be paid in nine monthly installments of $10,584 each. The balance owing as of June 30, 2008 and September 30, 2008 was $41,508 and $10,465.

In January 2008, the Company purchased an Errors and Omissions (“E&O”) liability insurance for an annual premium of $69,783. The Company arranged financing with AFCO Credit Corporation with a down payment of $7,213 with the balance to be paid in nine monthly installments of $7,213 each. The balance owing as of June 30, 2008 and September 30, 2008 was $28,518 and $7,179.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. During the year ended June 30, 2008, $1,510,595 was drawn down on this line of credit and $12,629 was repaid. The interest rate on this account is variable and was 4.571% at June 30, 2008. Interest paid during the year ended June 30, 2008 was $4,032 and the balance was $1,501,998. During the quarter ended September 30, 2008, the Company increased the line of credit and an additional $1,768,211 was drawn down and $49,672 was repaid and $24,060 of interest was paid. The interest rate as of September 30, 2008 was 5.3% and the balance was $3,220,537.

During the year ended June 30, 2008, the Company’s subsidiary, NTE, entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000. The interest rate is 3.25% per year over the Bank’s sterling Base Rate, which is currently 5%, for an effective rate of 8.25%. As of June 30, 2008, the subsidiary had used £42,574 or approximately $84,952. During the quarter ended September 30, 2008, the subsidiary had made additional draws on this account and the balance was $324,101.

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2012. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2008 and 2007.

Following is the aggregate minimum future lease payments under capital leases as of September 30, 2008:

Minimum Lease Payments
Due FYE 9/30/09	$326,114
Due FYE 9/30/10	209,851
Due FYE 9/30/11	85,702
Due FYE 9/30/12	5,355
Due FYE 9/30/13	2,928
Total Minimum Lease Payments	629,950
Interest Expense relating to future periods	(95,247)
Present Value of minimum lease payments	534,703
Less: Current portion	(267,345)
Non-Current portion	$267,358

Following is a summary of fixed assets held under capital leases:

	As of 9/30/08	As of 6/30/08
	(Unaudited)	(Audited)
Computer Equipment and Software	$842,163	$895,235
Furniture and Fixtures	56,055	62,054
Vehicles	342,769	392,727
Building Equipment	140,777	161,295

Total	1,381,764	1,511,311
Less: Accumulated Depreciation	(645,928)	(653,643)
Net	$735,836	$857,668

B) BANK LOAN

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has one loan with a bank, secured by the Company’s assets. The note consists of the following:

For the three months ended September 30, 2008:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,559,509

Total			$2,559,509

For the year ended June 30, 2008:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,932,551

Total			$2,932,551

C) OTHER PAYABLE – ACQUISITION

McCue Systems – (now NetSol Technologies North America Inc.)

As of September 30, 2008, Other Payable – Acquisition consists of total payments of $103,226 due to the shareholders of McCue Systems.

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 20). As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded. During the fiscal year ended June 30, 2007, $2,059,413 of the cash portion of was paid to the McCue shareholders and in July 2006 the stock was issued. In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded. In July and August 2007, $879,007 of the cash was paid. In June 2008, the third and final installment became due, consisting of $762,816 in cash and 345,131 shares of the Company’s restricted common stock. The cash portion is shown as “Other Payable – Acquisition” and the stock portion is shown in “Shares to be issued” on these consolidated financial statements. The balance at June 30, 2008 was $846,215. Of this amount, $104,452 represents the few remaining McCue shareholders that have not been located as of the date of this report. In July 2008, 335,604 of the shares were issued and $741,763 in cash was paid in July and August 2008. In addition, one of the shareholders that previously hadn’t been located was found during the quarter and 554 shares were issued and $1,225 was paid to them.

DUE TO OFFICERS

The officers of the Company from time to time loan funds to the Company.

The balance due to officers as of June 30, 2008 was $184,173. In July 2008, the officers exercised 98,358 options against the amounts owed to them of $179,738. The remaining balance of $4,436 was due to an officer of Omni, who is no longer an officer, this amount was reclassified to accounts payable. The balance due to officers as of September 30, 2008 was $0.

NOTE 12 – DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

The Company has issued Series A 7% Cumulative Convertible Preferred Stock under which dividends are payable (see Note 13). The dividend is to be paid quarterly, either in cash or stock at the Company’s election. The dividend for the three months ended September 30, 2008 totaled $33,876. This amount is payable and is reflected in these consolidated financial statements. This amount was paid with the issuance of 19,217 shares of the Company’s common stock on October 9, 2008.

SUBSIDIARY DIVIDEND

During the quarter ended September 30, 2008, the Company’s subsidiary NetSol Tech PK declared a 10% cash dividend valued at 59,737,495 Pakistan Rupees (“pkr”) or approximately $764,493. Of this amount, the Company is due 35,053,962 pkr or approximately $448,604. The balance due to the minority holders is approximately $315,889 and is reflected on these unaudited consolidated financial statements as dividend payable.

NOTE 13 – CONVERTIBLE NOTES PAYABLE

On July 23, 2008, the Company entered into a Convertible Note with two investors with a total value of $6,000,000. The note matures in 3 years and has an interest rate of 7% per annum that is payable semi-annually. The note can be converted into common shares at a conversion rate of $3.00 per share. The fair market value of the shares at the date of signing was $2.90; therefore, no beneficial conversion feature expense was recorded on the transaction. No warrants were issued in connection with this note. The Convertible Note contains full-ratchet anti-dilution protection.  However, despite this protection, at no time shall the Company issue shares as part of a conversion or other event contained in the Convertible Note where the resulting issuance would require issuance in violation of Nasdaq rules.

During the quarter ended September 30, 2008, interest was accrued in the amount of $79,397 on these notes.

NOTE 14 - STOCKHOLDERS’ EQUITY:

EQUITY TRANSACTIONS

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 12) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock. The preferred shares are valued at $1,000 per share or $5,500,000. The preferred shares are convertible into common stock at a rate of $1.65 per common share. The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333. On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective. As of June 30, 2008 a total of 3,580 of the preferred shares had been converted into 2,169,694 shares of the Company’s common stock. As of September 30, 2008, there were 1,920 shares of preferred stock outstanding.

During the three months ended September 30, 2008, the Company issued 13,107 shares of the Company’s common stock valued at $33,508 as payment of the dividends due for the quarter ended June 30, 2008.

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

BUSINESS COMBINATIONS

McCue Systems, Inc.

In June 2006, the Company completed the acquisition of McCue Systems, Inc. In June 2008, the third and final installment became due for the acquisition and the Company recorded 345,131 shares to be issued valued at $890,437 on these consolidated financial statements. During the quarter ended September 30, 2008, 336,158 shares were issued as payment on the acquisition. A total of 46,704 shares valued at $88,325 are shown in “Shares to Be Issued” in these consolidated financial statements representing McCue Systems shareholders that have not been located as of this date.

PRIVATE PLACEMENTS

In July 2008, the Company sold 100,000 shares of the Company’s restricted common stock to an employee for $250,000. These shares are shown in “Shares to be Issued” in the accompanying consolidated financial statements. The Company received $150,000 of this by September 30, 2008 and the remainder is shown as “Subscription Receivable.”

OPTIONS AND WARRANTS EXERCISED

During the quarter ended September 30, 2008, the Company issued 253,508 shares of its common stock for the exercise of options valued at $444,493.

During the quarter ended September 30, 2008, the Company issued 51,515 shares of its common stock for the exercise of warrants valued at $99,424.

SERVICES, ACCRUED EXPENSES, AND PAYABLES

In October 2006, the Company entered into an agreement with an employee whereby the Company agreed to issue a total of 35,000 shares of the Company’s restricted common stock valued at $132,650; vesting over one year on a quarterly basis. During the year ended June 30, 2008, 17,500 shares were vested and issued valued at $66,324were issued to the employee. During the quarter ended September 30, 2008, 8,750 became vested and are shown as “Shares to be Issued” in these consolidated financial statements.

In June 2008, the Company entered into an agreement with a consultant whereby the Company agreed to issue a total of 20,000 shares of the Company’s restricted common stock valued at $56,600 for services rendered. As of June 30, 2008, the stock had not been issued and was shown in “Stock to be Issued”. In July 2008, these shares were issued.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

The balance at June 30, 2008 was $600,907. During the quarter ended September 30, 2008, $150,000 was collected and $257,997 of new receivables were issued. The balance at September 30, 2008 was $708,904.

TREASURY STOCK

On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion. During the year ended June 30, 2008, the Company had repurchased a total of 13,600 shares on the open market valued at $25,486. The balance as of June 30, 2008 was $35,681. During the quarter ended September 30, 2008, the Company purchased an additional 148,900 shares on the open market valued at $285,327. The balance as of September 30, 2008 was $321,008.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of September 30, 2008:

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2007	7,102,363	$0.75 to $5.00	$129,521
Granted	20,000	$1.60
Exercised	(869,938)	$0.75 to $2.55
Expired	(180,000)	$0.75
Outstanding and exercisable, June 30, 2008	6,072,425	$0.75 to $5.00	$1,717,608
Granted	1,900,000	$1.65 to $3.90
Exercised*	(271,008)	$0.75 to $2.50
Expired	-
Outstanding and exercisable, September 30, 2008	7,701,417	$0.75 to $5.00	$129,521

Warrants:
Outstanding and exercisable, June 30, 2007	3,002,725	$1.65 to $5.00	$58,091
Granted	378,788	$1.65
Exercised	(1,269,199)	$1.65 to $3.30
Expired	(120,000)	$2.50 to $5.00
Outstanding and exercisable, June 30, 2008	1,992,314	$1.65 to $5.00	$1,206,095
Granted	-
Exercised	(51,515)	$1.93
Expired	-
Outstanding and exercisable, September 30, 2008	1,940,799	$1.65 to $3.70	$58,091

* Includes 17,500 options exercised but not issued and are included as part of shares to be issued as of September 30, 2008.

Following is a summary of the status of options and warrants outstanding at September 30, 2008:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
$0.01 - $0.99	14,000	3.33	0.75
$1.00 - $1.99	2,032,417	6.81	1.88
$2.00 - $2.99	3,655,000	7.06	2.67
$3.00 - $5.00	2,000,000	8.10	4.04

Totals	7,701,417	7.26	2.81

WARRANTS:
$1.00 - $1.99	1,476,137	3.20	1.79
$3.00 - $5.00	464,662	0.90	3.31

Totals	1,940,799	2.65	2.15

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

During the quarter ended September 30, 2008, the Company granted 100,000 options to an employee with an exercise price of $1.65 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $89,700 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.00%
Expected life	.25 years
Expected volatility	106%

During the quarter ended September 30, 2008, it was determined that the bonus provisions of three officers’ employee agreements had been met and accordingly a total of 1,800,000 options were granted to the officers. Of these, 600,000 options have an exercise price of $2.62 and 1,200,000 options have an exercise price of $3.90. All of these options have an expiration date of ten years and vest over 24 months. During the quarter ended September 30, 2008, the Company recorded $117,300 for the amount vested in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.00%
Expected life	10 years
Expected volatility	100%

Warrants:

There were no warrants issued or granted during the quarter ended September 30, 2008 and 2007.

 NOTE 15 - SEGMENT INFORMATION

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

	2008	2007
Revenues from unaffiliated customers:
North America	$1,552,709	$1,073,611
Europe	1,637,106	1,664,916
Asia - Pacific	6,111,152	5,914,710
Consolidated	$9,300,967	$8,653,237

Operating income (loss):
Corporate headquarters	$(1,029,851)	$(840,877)
North America	33,973	59,923
Europe	79,482	251,996
Asia - Pacific	2,044,834	2,748,659
Consolidated	$1,128,438	$2,219,701

Net income (loss) after taxes and before minority interest:
Corporate headquarters	$(1,235,346)	$(990,184)
North America	24,808	60,635
Europe	62,155	265,388
Asia - Pacific	3,834,986	2,731,204
Consolidated	$2,686,603	$2,067,043

Identifiable assets:
Corporate headquarters	$20,668,792	$14,090,706
North America	3,200,402	1,791,231
Europe	6,267,986	5,010,230
Asia - Pacific	38,145,734	32,014,633
Consolidated	$68,282,914	$52,906,800

Depreciation and amortization:
Corporate headquarters	$350,598	$350,347
North America	92,891	36,386
Europe	187,322	64,357
Asia - Pacific	400,722	272,464
Consolidated	$1,031,533	$723,554

Capital expenditures:
Corporate headquarters	$1,019	$4,189
North America	4,867	50,033
Europe	54,172	19,079
Asia - Pacific	870,000	672,600
Consolidated	$930,058	$745,901

Net revenues by our various products and services provided are as follows:

	For the Three Months
	Ended September 30,
	2008	2007
Licensing Fees	$2,529,808	$1,903,552
Maintenance Fees	1,593,734	1,583,420
Services	5,177,425	5,166,265
Total	$9,300,967	$8,653,237

NOTE 16 - MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries. The balance of the minority interest consists of the following:

SUBSIDIARY	MIN INT BALANCE AT 9/30/08	MIN INT BALANCE AT 6/30/08
	(Unaudited)	(Audited)
PK Tech	$5,578,665	$6,309,918
NetSol-Innovation	1,455,587	1,365,855
Connect	102,313	182,196

Total	$7,136,565	$7,857,969

NetSol PK

In August 2005, the Company’s wholly-owned subsidiary, NetSol Technologies (Pvt), Ltd. (“NetSol PK”) became listed on the Karachi Stock Exchange in Pakistan. The Initial Public Offering (“IPO”) sold 13,986,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 39.42%. Net proceeds of the IPO were $4,890,224. As a result of the IPO, the Company is required to show the minority interest of the subsidiary on the accompanying consolidated financial statements. The minority interest percentage as of June 30, 2008 and September 30, 2008 is 41.32%.

For the three months ended September 30, 2008 and 2007, the subsidiary had net income of $3,252,708 and $2,009,037, of which $1,359,240 and $837,148, respectively, was recorded against the minority interest. The balance of the minority interest at September 30, 2008 was $5,578,665.

In September 10, 2008, the subsidiary’s board of directors authorized a 10% cash bonus dividend to all its stockholders as of that date. The net value of cash issued to minority holders was $315,889. As of September 30, 2008, the dividend had not been paid out and the minority interest portion is shown as a “Dividend Payable” on the accompanying consolidated financial statements.

NetSol-Innovation (formerly known as NetSol-TiG):

In December 2004, NetSol forged a new and a strategic relationship with a UK based public company TiG Plc. A Joint Venture was established by the two companies to create a new company, TiG NetSol Pvt Ltd. (“NetSol-TiG”), during the year ended June 30, 2008, the name was changed to NetSol-Innovation (Private) Limited, (“NetSol-Innovation”) with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG. The agreement anticipates TiG’s technology business to be outsourced to NetSol’s offshore development facility.

During year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the new subsidiary began operations during the quarter ended March 31, 2005.

For the three months ended September 30, 2008 and 2007, the subsidiary had net income of $628,470 and $701,829, of which $276,511 and $314,123 was recorded against the minority interest, respectively. The balance of the minority interest at September 30, 2008 was $1,455,587.

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

For the three months ended September 30, 2008 and 2007, the subsidiary had net loss of $12,003 and $1,674, respectively, of which $5,989 and $835 respectively, was recorded against the minority interest. The balance of the minority interest at September 30, 2008 was $102,313.

NOTE 17 – ACQUISITION OF McCUE SYSTEMS (now NetSol Technologies North America Inc.)

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

NOTE 18 – RESTATEMENT

On November 5, 2008, the management of NetSol Technologies, Inc. (the “Company”) concluded after reviewing the pertinent facts, that the previously issued financial statements contained in the Company's annual Report on Form 10-KSB for the year ended June 30, 2008 should be restated due primarily to computational errors in connection with the allocation of appropriate amounts to minority interest in the statement of operations and calculation of minority interest ownership.

Our management determined that the financial statements included therein overstated amount of our reported net income for the year ended June 30, 2008 by approximately $2,229,824.

The Company filed its restated financial statements for the year ended June 30, 2008 with the Securities and Exchange Commission on November 10, 2008. As a result of the restatement, the Company determined that the previously issued interim financial statements for the three months ended September 30, 2007 should be restated. The net income for the three months ended September 30, 2007 was overstated by $877,188.

The effect of the restatement is shown below:

	As reported 6/30/08	As Restated 6/30/08
BALANCE SHEET:
Minority Interest	$6,866,514	$7,857,969

Additional Paid-in Capital	$76,456,697	$74,950,286

Accumulated Deficit	(32,067,003)	(33,071,702)

Other comprehensive loss	(4,267,579)	(2,747,923)

	As reported 9/30/07	As Restated 930/07

STATEMENT OF OPERATIONS:
Net income (loss) before
minority interest in subsidiary	$2,099,484	$2,099,484
Minority interest in subsidiary	(274,919)	(1,152,107)
Income taxes	(32,441)	(32,441)
Net income (loss)	1,792,124	914,936
Dividend required for
preferred stockholders	(71,157)	(71,157)
Net income (loss) applicable
to common shareholders	$1,720,967	$843,779

Net income (loss) per share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
Weighted average number
of shares outstanding
Basic	21,425,235	21,425,235
Diluted	22,844,361	22,844,361

STATEMENT OF CASH FLOWS:
Net Income	$903,794	$914,936

Minority Interest in subsidary	$274,919	$1,152,107

Net cash used in operating activities	$(526,688)	$282,928

NOTE 19 - SUBSEQUENT EVENTS

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

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2008.

Forward-Looking Information

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

INTRODUCTION

NetSol Technologies, Inc. (“NetSol” or the “Company”) (NasdaqCM: NTWK) (DIFX: NTWK) is a US worldwide provider of global business services and enterprise application solutions. NetSol uses its BestShoring™ practices and highly-experienced resources in analysis, development, quality assurance, and implementation to deliver high-quality, cost-effective solutions. Organized into specialized practices, these product and services offerings include portfolio management systems for the financial services industry, consulting, custom development, systems integration, and technical services for the global Healthcare, Insurance, Real Estate, and Technology markets. NetSol's commitment to quality is demonstrated by its achievement of the ISO 9001, ISO 279001, and SEI (Software Engineering Institute, Carnegie Mellon University, USA) CMMi (Capability Maturity Model) Level 5 assessments, a distinction shared by fewer than 100 companies worldwide. NetSol’s clients include Fortune 500 manufacturers, global automakers, financial institutions, technology providers, and governmental agencies.

Founded in 1996, NetSol is headquartered in Calabasas, California with operating headquarters in the San Francisco Bay Area. NetSol also has operations and/or offices in: Horsham, United Kingdom; Sydney and Adelaide, Australia; Beijing, China; Lahore, Islamabad, Rawalpindi and Karachi, Pakistan; and, Bangkok, Thailand.

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

NetSol combines domain expertise, not only with lowest cost blended rates from its design centers and campuses located around the world, but also with the guarantee of localized program and project management while minimizing any implementation risk associated with a single service center. Our BestShoring™ approach, which we consider a unique and cost effective global development model, is leading the way into the 21st century, providing value added Solutions for Global Business Services through a win-win partnership, rather than the traditional outsourced vendor framework. Our focus “Solutions” serves to ensure the most favorable pricing while delivering in-depth domain experience. NetSol currently has locations in Bangkok, Beijing, Lahore, London, the San Francisco Bay Area, and Sydney to best serve its clients and partners worldwide. This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution. In this way, “BestShoring delivers BestSolutionTM”.

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

In addition to NetSol Global Business Services, our product offerings are centered around the NetSol Financial Suite (“NSF”) of products and components. The NetSol Financial Suite includes our flagship global solution, LeaseSoft. LeaseSoft, a robust suite of four software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The four software applications under LeaseSoft have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor, multi-manufacturer, and multi-taxation environments. Each application is a complete solution in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle. LeaseSoft is a result of more than eight years of effort resulting in an industry leading and awarding winning product Applications. NetSol recently added LeaseSoft Fleet Management System (FMS). The Company has already signed an agreement for FMS with a major automotive company in the Asia Pacific region. As with our service offerings, LeaseSoft is complementary to and can be used with all of our regionally developed solutions such as LeasePak in North America and LeaseSoft Asset in Europe.

Beyond LeaseSoft, the NetSol Financial Suite also includes LeasePak. LeasePak provides the leasing technology industry with the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners. LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. In terms of scalability, NetSol Technologies North America offers the basic product as well as a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and complexities of operations. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors.

Our product and services offerings include: inBanking, which provides full process automation and decision support in the front, middle and back offices of treasury and capital markets operations; LeaseSoft Portals and Modules through our European operations; LeasePak 6.0b of our LeasePak product suite; enterprise wide information systems, such as or LRMIS, MTMIS and Hospital Management Systems; Accounting Outsourcing Services, and, the NetSol Technology Institute, our specialized career and technology program.

To further bolster NetSol’s Solutions capabilities, in October 2008, NetSol acquired Ciena Solutions, a preferred SAP and Business Objects integration firm. This acquisition expands NetSol’s domain and subject matter expertise to include integration and consulting services for:

•	SAP R/3 System deployments
•	NetWeaver
•	Exchange Infrastructure Portals
•	MySAP Business Suite
•	Supplier Relationship Management Module
•	Client Relationship Management Module
•	SAP/Business Objects Products and related Services

In additional to this expansion of SAP-centric integration consulting and Services, Ciena also has developed proprietary intellectual property in the form of designs and source code focused on enhancing SAP-centric procurement activities.

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

•
Most strategic goal in 2009 is to establish the NTNA business by expanding the existing operations. The move from a smaller office in Burlingame to our global operating headquarters in Emeryville, California is a major event in NetSol history. We hope to use this location as a springboard for global business and valuation for Netsol consistent with our stated vision.

•	Actively explore both opportunistic and synergistic alliances and partnerships in Americas and Europe.
•
Improve the quality of hiring of senior management personnel in key locations. Further build a stronger middle management resource pool to deliver and execute the growth and earnings envisioned by the management.

•	Introduce and market, within the context of the NetSol Financial Suite the LeaseSoft modules of WSF and CAPS in the US market.
•
Grow into new business verticals including healthcare, insurance, and banking in the US and European markets. The launch of Global Business Services through these verticals is an important goal in 2009.

•	Enhance software design, engineering and service delivery capabilities by increasing investment in training.
•	Continue to invest in research and development in an amount between 7-10% of yearly budgets in both new developments and domains within NetSol’s core competencies.
•	NetSol technology campus to become much more cost efficient, enhanced productivity and services to global clients and partners.

Top Line Growth through Investment in organic marketing activities. NetSol marketing activities will continue to:

•	Prompt organic expansion in North America market by expanding the sales and marketing team.
•	Diversify in new verticals of services in North America such as insurance, healthcare, public sectors.
•	Continue sales momentum and pipeline of LeaseSoft in APAC, Europe and now in the Americas.
•	Further extending services offerings to existing 30 plus US customers.
•	Penetrate further into the Chinese market by adding new locations.
•	Effectively enter the UAE and regional markets for LeaseSoft, augmentation and services.
•	Further penetrate in Australian market in captive and non-captive sectors.
•	Fully leverage NetSol’s reputable name in the UK and European markets within banking, leasing and insurance sectors.
•	Grow new business through joint ventures and alliances.

Funding and Investor Relations:

•	Add breadth and depth to the investor base in the US and Middle East/UAE region by aggressively presenting in various investors forums and analysts meetings.
•	IR/PR to expand media reach in 2009. NetSol has been interviewed by Fox Business Network, Nasdaq site and many print publications in 2008.
•	NetSol to present in NASDAQ OMX sponsored investors’ forum in Dubai-UAE.
•	Expand the investor ownership in the UAE market to generate increased trading volumes on the NASDAQ Capital Market and the DIFX exchanges.
•	Preserve cash position and enhance collections for AR’s to strengthen cash flow position.
•	Continue to present NetSol in every strategic and important forums to create awareness and offer valued proposition.

Improving the Bottom Line:

•	Grow top-line, enhance gross profit margins to 55 – 60% by leveraging our low-cost development facilities and Best Shoring model.
•	Generate much higher revenues per developer and service group, enhance productivity and lower cost per employee overall.
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.
•	Continue to review costs at every level to consolidate and enhance operating efficiencies.

•	Grow process automation and leverage the best practices of CMMi level 5.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Initiated steps to consolidate some of the new lines of services businesses to improve both operating and net margins.
•	Sign up new offshore focused JVs with UAE based financial and telecom groups.

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

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

•	Robust worldwide shift towards cost redundancies, economies of scale and labor arbitrage.
•	The most challenging global economic pressures and recession has shifted IT processes and technology to utilize both offshore and onshore solutions providers, to control the costs and improve ROIs.
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

•	Cost arbitrage, labor costs still very competitive and attractive when compared with India. Pakistan is significantly under priced for IT services and programmers as compared to India.
•	Chinese market is strong and wide open for NetSol’s ‘niche’ products and services. NetSol is gaining a solid traction in this market.

Negative trends:
.
•	Overall slump in world markets, curtailing IT and spending budgets.
•	Worry of an expanding and unending credit crunch in the world economies due to financial and banking sector failures.
•	Overall decline of auto sales due to higher oil prices and inflationary pressure.
•
The disturbance in Middle East, Afghanistan and Pakistan borders. Due to 9/11 events and global war on terrorism, the travel advisory of Americans travel restrictions to Pakistan continue. In addition, travel restrictions to the US and more stringent immigration laws are causing delays in travel to the US.

•	Negative perception and image created by extremism and terrorism in the South Asian region.
•	Unstable economic and political environment in Pakistan and the current volatility of Pakistan’s capital markets.
•	Global recession and slowed economic environment across is tangibly affecting almost every sector and industry.
•	Resulting auto sales decline worldwide and most challenging times for credit and finance related business has caused curtailed spending and revised budgets.
•	Lack of liquidity in practically every market and economy has shaken up the confidence of consumers, thus less spending.
•	An economic turnaround may take 2 years or more worldwide.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2008 as compared to the Quarter Ended September 30, 2007:

Net revenues and income for the quarter ended September 30, 2008 and 2007 are broken out among the subsidiaries as follows:

	2008			2007
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$(1,235,346)	$-	0.00%	$(990,184)

North America:
Netsol Tech NA	1,552,709	16.69%	24,808	1,073,611	12.41%	60,635
	1,552,709	16.69%	24,808	1,073,611	12.41%	60,635

Europe:
Netsol UK	-	0.00%	(124,894)	129,725	1.50%	3,985
Netsol Tech Europe	1,637,106	17.60%	187,049	1,535,191	17.74%	261,403
	1,637,106	17.60%	62,155	1,664,916	19.24%	265,388

Asia-Pacific:
Netsol Tech (PK)	4,666,795	50.18%	3,252,708	4,516,008	52.19%	1,224,967
Netsol-Innovation	1,226,342	13.19%	628,470	1,052,471	12.16%	1,211,815
Netsol Connect	194,340	2.09%	(12,003)	206,863	2.39%	839
Netsol-Omni	-	0.00%	-	20,418	0.24%	(10,175)
Netsol-Abraxas Australia	23,675	0.25%	(34,189)	118,950	1.37%	28,839
	6,111,152	65.70%	3,834,986	5,914,710	68.35%	2,456,285

Total Net Revenues	$9,300,967	100.00%	$2,686,603	$8,653,237	100.00%	$1,792,124

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended September 30, 2008 and 2007 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2008		2007

Net Revenues:		%		%
License fees	$2,529,808	27.20%	$1,903,552	22.00%
Maintenance fees	1,593,734	17.14%	1,583,420	18.30%
Services	5,177,425	55.67%	5,166,265	59.70%
Total revenues	9,300,967	100.00%	8,653,237	100.00%
Cost of revenues:
Salaries and consultants	2,640,713	28.39%	2,321,030	26.82%
Travel	485,936	5.22%	266,828	3.08%
Repairs and maintenance	106,665	1.15%	114,154	1.32%
Insurance	32,839	0.35%	38,645	0.45%
Depreciation and amortization	551,325	5.93%	258,907	2.99%
Other	751,068	8.08%	387,891	4.48%
Total cost of revenues	4,568,546	49.12%	3,387,455	39.15%
Gross profit	4,732,421	50.88%	5,265,782	60.85%
Operating expenses:
Selling and marketing	969,518	10.42%	832,493	9.62%
Depreciation and amortization	480,208	5.16%	464,647	5.37%
Bad debt expense	-	0.00%	2,439	0.03%
Salaries and wages	979,254	10.53%	907,879	10.49%
Professional services, including non-cash compensation	306,886	3.30%	160,050	1.85%
General and adminstrative	868,117	9.33%	678,573	7.84%
Total operating expenses	3,603,983	38.75%	3,046,081	35.20%
Income (loss) from operations	1,128,438	12.13%	2,219,701	25.65%
Other income and (expenses)
Loss on sale of assets	(165,738)	-1.78%	(32,223)	-0.37%
Interest expense	(203,892)	-2.19%	(233,804)	-2.70%
Interest income	27,941	0.30%	33,863	0.39%
Gain on foreign currency exchange rates	2,007,882	21.59%	55,986	0.65%
Fair market value of options issued	(117,300)	-1.26%	-	0.00%
Other income	16,454	0.18%	55,961	0.65%
Total other expenses	1,565,347	16.83%	(120,217)	-1.39%
Net income (loss) before minority interest in subsidiary	2,693,785	28.96%	2,099,484	24.26%
Minority interest in subsidiary	(1,629,761)	-17.52%	(1,152,107)	-13.31%
Income taxes	(7,182)	-0.08%	(32,441)	-0.37%
Net income (loss)	1,056,842	11.36%	914,936	10.57%
Dividend required for preferred stockholders	(33,876)	-0.36%	(71,157)	-0.82%
Net income (loss) applicable to common shareholders	$1,022,966	11.00%	$843,779	9.75%

Net revenues for the quarter ended September 30, 2008 were $9,300,967 as compared to $8,653,237 for the quarter ended September 30, 2007. This reflects an increase of $647,730 or 7.5% in the current quarter as compared to the quarter ended September 30, 2007. Revenue from services, which includes consulting and implementation, increased from $5,166,265to $5,177,425. License revenues grew a healthy 33% over the comparable quarter in fiscal 2008. The increase is attributable mostly to growth in services business, several new license sales of LeaseSoft in China, growing outsourcing business of NetSol-Innovation (JV) and sales in North America. In addition, several new verticals have been formed in Lahore and are now producing revenues. NetSol in Pakistan has been pre-qualified to participate in several public sector projects. The most significant is the World Bank funded Land Record Management Information Systems or LRMIS. This project has a World Bank grant of $300 million in Pakistan and NetSol was given two pilot projects in the province of Punjab in 2007, and a recent one in 2008 in Islamabad. NetSol anticipates winning key projects in this area in next few quarters and is awaiting the final decision

The activities for NetSol new license sales - LeaseSoft is increasingly on the rise. The current pipeline boasts many captive auto manufacturers globally at an advance stage of closing or decision making.

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

During the current fiscal quarter, NetSol PK signed a multi-million dollar contract with one of the leading leasing companies in Korea for LeaseSoft.CMS. An existing customer signed an agreement for licensing and implementation of LeaseSoft.WFS. In the local Pakistan market, NetSol PK won an information security consulting contract from a large local bank for the provision of services to strengthen the InfoSec regime in the bank.

During the prior fiscal year, NetSol, lead by the North American division launched Global Services to bring our competencies in delivering IT services to the global market and especially in North America. A new business model, “BestShoring” was developed to deliver the best solution to the market using both on-shore and off-shore resources.

The North American division has introduced “consulting selling” to it market whereby the clients requirements are being accessed, with requirements workshops, and providing the best solution to meet the client’s needs with LeasePak and/or LeaseSoft. North America is introducing the LeaseSoft product suite to its market.

During the current fiscal quarter, our North American division signed a multi-million dollar contract with a major automotive captive for licensing, enhancement and implementation services of our LeasePak product. The project is set to be fully implemented over the next 18 months.

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

During the current fiscal quarter, NetSol Europe, in concert with NetSol PK, signed an agreement with a Cyprus based company in which they will gradually outsource its multi-million dollar accounting and finance business to our company during the coming quarters. This is a great break-through which will strengthen the accounting outsourcing business of our company.

The gross profit was $4,732,421 in the quarter ending September 30, 2008 as compared with $5,265,782 for the same quarter of the previous year for a decrease of 10% or $533,361. The gross profit percentage for the quarter decreased approximately 10% to 51% from 61% in the quarter ended September 30, 2007. The cost of sales was $4,568,546 in the current quarter compared to $3,387,455 in the comparable quarter of fiscal 2008. As a percentage of sales it increased 10% from 39.15% for the quarter ended September 30, 2007 to 49.12% in the current quarter. Although salaries and consultant fees increased $319,683 from $2,321,030in the prior comparable quarter to $2,640,713, as a percentage of sales, it only increased 1% from 27% in the prior comparable quarter to 28% in the current quarter. The gross profit margin is expected to continue to improve as the integration of both the operations in Horsham, UK and Burlingame, US are fully integrated and cost savings are achieved. The Company continues to invest in its infrastructure, both in people and equipment as it situated itself for increased growth organically as indicated in the increase in depreciation and amortization of $292,418.

Operating expenses were $3,603,983 for the quarter ending September 30, 2008 as compared to $3,046,081, for the corresponding period last year for an increase of 18% or $557,902. As a percentage of sales it increased 4% from 35% to 39%. Depreciation and amortization expense amounted to $480,208 and $464,647 for the quarter ended September 30, 2008 and 2007, respectively. Combined salaries and wage costs were $979,254 and $907,879 for the comparable periods, respectively, or an increase of $71,375 from the corresponding period last year. As a percentage of sales, these costs were the same, 10.5% and 10.5%. General and administrative expenses were $868,117 and $678,573 for the quarters ended September 30, 2008 and 2007, respectively, an increase of $198,956 or 28%. As a percentage of sales, these expenses were 9% in the current quarter compared to 8% in the comparable quarter.

Selling and marketing expenses were $969,518 and $832,493, in the quarter ended September 30, 2008 and 2007, respectively, reflecting the growing sales activity of the Company. Although this reflects a 16% increase or $137,025, as a percentage of sales the increase was only .8% to 10.42% from 9.62%. Professional services expense increased 81% to $306,886 in the quarter ended September 30, 2008, from $160,050 in the corresponding period last year mostly due to the SOX consulting work and increased investor relations.

Income from operations was $1,128,438 compared to $2,219,701 for the quarters ended September 30, 2008 and 2007, respectively. This represents a decrease of $1,091,263 for the quarter compared with the comparable period in the prior year. As a percentage of sales, net income from operations was 12% in the current quarter compared to 25% in the prior period.

Net income was $1,056,842 compared to $914,936 for the quarters ended September 30, 2008 and 2007, respectively. This is an increase of 15% or $197,867 compared to the prior year. The current fiscal quarter amount includes a net reduction of $1,629,761 compared to $1,152,107 in the prior period for the 49.9% minority interest in NetSol Connect owned by another party, and the 41.32/39.42% minority interest in NetSol PK. Interest expense was $203,892 in the current quarter as compared to $233,804 in the comparable period. Net income per share, basic and diluted, was $0.04 as compared to $0.04 for the quarters ended September 30, 2008 and 2007.

The net EBITDA income was $2,299,449compared to $1,921,251 for the quarters ended September 30, 2008 and 2007, after amortization and depreciation charges of $1,031,533 and $723,554, income taxes of $7,182 and $32,441, and interest expense of $203,892 and $233,804, respectively. The EBITDA earning per share, basic and diluted was $0.09 and $0.08 for the quarter ended September 30, 2008 and, basic and diluted, was $0.09 and $0.08 for the quarter ended September 30, 2007. As a percentage of revenues EBITDA was 24.72% compared to 22.20% for the quarters ended September 30, 2008 and 2007, respectively. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity. It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $9,778,690 at September 30, 2008 compared to $4,837,241 at September 30, 2007.

Net cash used for operating activities amounted to $2,038,376 for the quarter ended September 30, 2008, as compared to cash provided of $282,928 for the comparable period last fiscal year. The major change was the increase in other current assets, which includes the “Revenues in excess of billings” due to several new large contracts signed and progress on the contracts is over the amount that can be billed per the contract terms.

Net cash used by investing activities amounted to $2,720,757 for the quarter ended September 30, 2008, as compared to $2,381,144 for the comparable period last fiscal year. The Company had net purchases of property and equipment of $930,058 compared to $745,901 for the comparable period last fiscal year. In addition, payments on the acquisition payable have been made of $742,989 and $879,007 for the quarters ended September 30, 2008 and 2007, respectively. The purchase of treasury shares used $285,328 in the current fiscal quarter as compared to $0 in the comparable period. The increase in intangible assets which represents amounts capitalized for the development of new products was $689,544 and $841,312 for the comparable periods.

Net cash provided by financing activities amounted to $8,249,133 and $2,880,327 for the quarters ended September 30, 2008, and 2007, respectively. The Company sold $150,000 as compared to $250,000 of common stock. The quarter ended September 30, 2007 included the cash inflow of $520,569 compared to $903,499 from the exercising of stock options and warrants. In the current fiscal period, the Company had net proceeds on bank loans, loans and capital leases of $1,828,564 as compared to net proceeds of $1,726,828 in the comparable period last year and received $6,000,000 in convertible notes payable.

The Company does not anticipate plans to pursue new financing in the upcoming quarter.. We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

•	Working capital of $5.0 to $7.0 million for US, European and UAE, new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company, we will be very cautious and prudent about any new capital raise given the global market declines. However, the Company is very conscious of the dilutive effect and price pressures in raising equity-based capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

None

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (September 30, 2008). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, the Company issued a total of 20,000 shares of common stock to an accredited, non-US based consultant in exchange for services rendered. These shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

During the quarter ended September 30, 2008, holders of our Series A 7% Cumulative Convertible Preferred Stock received 13,107 shares of common stock as payment of dividends due under the terms of the Certificate of Designation. These shares were issued in reliance on exemptions from registration available under Regulation S and D of the Securities Act of 1933, as amended.

During the quarter ended September 30, 2008, employees exercised options to acquire 253,508 shares of common stock in exchange for a total exercise price of $444,493.

STOCK REPURCHASE PLAN

The repurchases provided in the table below were made during the quarter ended September 30, 2008:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 2008	-	$-	13,600	-
August 2008	-	$-	13,600	-
September 2008	148,900	$1.90	162,500	837,500

(1)
On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion. The stock repurchase program was extended an additional 6 months on September 24, 2008 until March 24, 2009. To date 837,500 shares remain under the stock repurchase program.

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

NETSOL TECHNOLOGIES, INC.

Date: November 13, 2008	/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Executive Officer

Date: November 13, 2008	/s/Tina Gilger

TINA GILGER
Chief Financial Officer