Form 10KSB/A
period 2008-06-30
NETSOL TECHNOLOGIES INC
filed 2008-11-18
CIK 1039280

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

This Amendment to the Annual Report filed on form 10-KSB for the year ended June 30, 2008 is being made to modify our conclusions regarding internal controls over financial reporting and disclosure controls and procedures. Our conclusions are contained in Item 8A and conclude in summary that our internal controls over financial reporting were ineffective as they did not discover those items which resulted in the restatements requiring the amendment of our 10-KSB and the disclosure controls and procedures were ineffective in that they neglected to detect the omission of the conclusion regarding disclosure controls and procedures. The changes in this amendment are contained in Item 8A only. There are no other changes in the documents.

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

In preparing the Company’s 10-Q for the quarter ended September 30, 2008, Management discovered that there were errors in the manner in which the Company’s minority interest of its subsidiary was reported. Management determined that such error necessitated the restatement of its financial statements for the Fiscal Years Ended June 30, 2008, 2007 and 2006 as contained in our 10-KSB for the Fiscal Year Ended June 30, 2008. Our management, in consultation with our independent registered public accounting firm, has determined that the financial statements included therein overstated amount of our reported net income for the year ended June 30, 2008 and understatement of losses for the years ended June 30, 2007 and 2006, by approximately $2,229,824, $897,396 and $201,063, respectively.

Management evaluated the impact of this restatement on the Company’s assessment of its system of internal control. Based upon the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standards No. 2, an Audit of Internal Control Over Financial Reporting in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in design or operation of internal control over financial reporting. Management has concluded that the controls in place relating to the accounting for minority interest were not effective to provide reasonable assurance that these items would be properly recorded and disclosed in the financial statements and that this is a material weakness in the Company’s internal control over financial reporting as of the fiscal year ended June 30, 2008, and disclosed this to the Audit Committee and to the independent registered public accountants.

Solely as a result of this material weakness in the Company’s internal control over financial reporting, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting as of June 30, 2008 was not effective to provide reasonable assurance regarding the financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles of the United States of America based on criteria set forth by the COSO of the Treadway Commission in their Internal Control—Integrated Framework.

Disclosure Controls and Procedures

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) as of the fiscal quarter ended on June 30, 2008. Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were effective in that they failed to initially disclose include in the initial 10-KSB the conclusion regarding Disclosure Controls and Procedures.

Changes in Controls

Management has initiated an additional level of financial statement review as a result of the above referenced weakness designed to materially strengthen the Company’s internal controls over financial reporting.

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

NetSol Technologies, Inc.

Date: November 18, 2008	BY:	/S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: November 18, 2008	BY:	/S/ Tina Gilger

Tina Gilger
Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 18, 2008	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: November 18, 2008		/S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date: November 18, 2008	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: November 10, 2008	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: November 18, 2008	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: November 18, 2008	BY:	/S/ MARK CATON
Mark Caton
Director

Date: November 18, 2008	BY:	/S/ ALEXANDER SHAKOW
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