Form 10KSB/A
period 2008-06-30
NETSOL TECHNOLOGIES INC
filed 2008-11-26
CIK 1039280

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

This Amendment to the Annual Report filed on form 10-KSB for the year ended June 30, 2008 is being made to correct the language of disclosures contained in Item 8A. The changes in this amendment are contained in Item 8A only. There are no other changes in the documents.

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

Management evaluated the impact of this restatement on the Company’s assessment of its system of internal control. Based upon the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standards No. 2, an Audit of Internal Control Over Financial Reporting in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in design or operation of internal control over financial reporting. Management has concluded that the controls in place relating to the accounting for minority interest were not effective to provide reasonable assurance that these items would be properly recorded and disclosed in the financial statements and that this is a material weakness in the Company’s internal control over financial reporting as of June 30, 2008, and disclosed this to the Audit Committee and to the independent registered public accountants.

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

Disclosure Controls and Procedures

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) as of June 30, 2008. Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were ineffective in that they failed to detect that we had omitted the conclusion regarding Disclosure Controls and Procedures in the initial 10-KSB.

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

NetSol Technologies, Inc.

Date: November 26, 2008	BY:	/S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: November 26, 2008	BY:	/S/ Tina Gilger

Tina Gilger
Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 26, 2008	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: November 26, 2008		/S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date: November 26, 2008	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: November 26, 2008	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: November 26, 2008	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: November 26, 2008	BY:	/S/ MARK CATON
Mark Caton
Director

Date: November 26, 2008	BY:	/S/ ALEXANDER SHAKOW
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