Form 10-Q
period 2008-12-31
NETSOL TECHNOLOGIES INC
filed 2009-02-17
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended December 31, 2008

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

The issuer had 26,611,987 shares of its $.001 par value Common Stock and 1,920 shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of February 12, 2009.

Transitional Small Business Disclosure Format (check one)

Yes  ☐             No   ☒

NETSOL TECHNOLOGIES, INC.

INDEX

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2008	June 30, 2008
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,416,302	$6,275,238
Certificates of deposit	100,859	—
Restricted cash	5,000,000	—
Accounts receivable, net of allowance for doubtful accounts	12,360,726	10,988,888
Revenues in excess of billings	8,381,596	11,053,042
Other current assets	2,252,715	2,406,407
Total current assets	33,512,198	30,723,575
Property and equipment, net of accumulated depreciation	9,768,890	10,220,545
Other assets, non current	516,406	822,672
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	10,888,876	10,837,856
Customer lists, net	1,726,637	1,732,761
Goodwill	9,439,285	9,439,285
Total intangibles	22,054,798	22,009,902
Total assets	$65,852,292	$63,776,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,465,444	$4,116,659
Current portion of loans and obligations under capitalized leases	6,090,445	2,280,110
Other payables - acquisitions	103,226	846,215
Unearned revenues	3,601,261	3,293,728
Due to officers	—	184,173
Dividend to preferred stockholders payable	55,065	33,508
Loans payable, bank	2,521,480	2,932,551
Total current liabilities	15,836,921	13,686,944
Obligations under capitalized leases, less current maturities	1,115,474	332,307
Convertible notes payable	5,849,306	—
Long term loans; less current maturities	530,421	411,608
Total liabilities	23,332,122	14,430,859
Minority interest	6,549,427	7,857,969
Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
1,920 issued and outstanding	1,920,000	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized;
26,513,987 issued and 26,285,491 outstanding as of December 31, 2008
25,545,482 issued and 25,525,886 outstanding as of June 30, 2008	26,514	25,545
Additional paid-in-capital	76,898,220	74,950,286
Treasury stock (228,496 and 19,596 shares)	(396,008)	(35,681)
Accumulated deficit	(35,315,253)	(33,071,702)
Stock subscription receivable	(658,904)	(600,907)
Common stock to be issued	101,665	1,048,249
Other comprehensive loss	(6,605,491)	(2,747,924)
Total stockholders' equity	35,970,743	41,487,866
Total liabilities and stockholders' equity	$65,852,292	$63,776,694

See accompanying notes to these unaudited consolidated financial statements.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods		For the Six Month Periods
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
		(Restated)		(Restated)
Net Revenues:
License fees	$647,979	$2,866,807	$3,177,787	$4,770,359
Maintenance fees	1,513,293	1,490,376	3,107,027	3,073,796
Services	3,109,737	4,049,287	8,287,162	9,215,552
Total revenues	5,271,009	8,406,470	14,571,976	17,059,707
Cost of revenues
Salaries and consultants	2,382,877	2,400,991	5,023,590	4,722,021
Travel	226,964	311,329	712,900	578,157
Repairs and maintenance	102,235	119,032	208,900	233,186
Insurance	59,073	85,110	91,912	123,755
Depreciation and amortization	532,429	271,729	1,083,754	530,636
Other	540,146	431,609	1,291,214	819,500
Total cost of sales	3,843,724	3,619,800	8,412,270	7,007,255
Gross profit	1,427,285	4,786,670	6,159,706	10,052,452
Operating expenses:
Selling and marketing	880,846	1,086,729	1,850,364	1,919,222
Depreciation and amortization	494,834	479,904	975,042	944,551
Bad debt expense	648,470	838	648,470	3,277
Salaries and wages	944,520	815,771	1,923,774	1,723,650
Professional services, including non-cash compensation	312,940	129,539	619,826	299,001
General and adminstrative	962,711	826,033	1,830,828	1,495,194
Total operating expenses	4,244,321	3,338,814	7,848,304	6,384,895
Income (loss) from operations	(2,817,036)	1,447,856	(1,688,598)	3,667,557
Other income and (expenses):
Gain (loss) on sale of assets	(14,960)	70	(180,698)	(32,153)
Interest expense	(296,578)	(189,142)	(500,470)	(422,946)
Interest income	40,895	41,575	68,836	75,438
Transaction gain (loss) on foreign currency	(195,030)	145,325	1,812,852	201,311
Other income and (expenses)	132,986	3,952	32,140	59,913
Total other income (expenses)	(332,687)	1,780	1,232,660	(118,437)
Net income (loss) before minority interest in subsidiary	(3,149,723)	1,449,636	(455,938)	3,549,120
Minority interest in subsidiary - restated	(32,062)	(977,248)	(1,661,823)	(2,129,356)
Income taxes	(50,855)	1,483	(58,037)	(30,958)
Net income (loss)	(3,232,640)	473,871	(2,175,798)	1,388,806
Dividend required for preferred stockholders	(33,876)	(40,368)	(67,752)	(111,525)
Net income (loss) applicable to common shareholders	(3,266,516)	433,503	(2,243,550)	1,277,281
Other comprehensive income (loss):
Translation adjustment - restated	(962,258)	(538,248)	(3,857,568)	(431,333)
Comprehensive income (loss)	$(4,228,774)	$(104,745)	$(6,101,118)	$845,948

Net income (loss) per share:
Basic	$(0.12)	$0.02	$(0.08)	$0.06
Diluted	$(0.12)	$0.02	$(0.08)	$0.05
Weighted average number of shares outstanding
Basic	26,525,259	24,443,901	26,416,217	22,934,568
Diluted	27,417,262	27,712,335	27,308,220	26,203,002

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Month Periods
	Ended December 31,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(2,175,798)	$1,388,806
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,058,796	1,475,187
Provision for uncollectible accounts	648,470	3,277
Loss on sale of assets	180,698	32,153
Minority interest in subsidiary	1,661,823	2,129,356
Stock issued for services	159,867	15,000
Fair market value of warrants and stock options granted	89,700	24,320
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,563,977)	715,359
Increase in other current assets	1,344,525	(1,749,271)
Decrease in accounts payable and accrued expenses	106,229	(1,450,545)
Net cash provided by operating activities	510,333	2,583,642
Cash flows from investing activities:
Purchases of property and equipment	(1,551,217)	(1,556,424)
Sales of property and equipment	40,900	16,076
Payments of acquisition payable	(742,989)	(879,007)
Purchase of treasury stock	(360,328)	—
Short-term investments held for sale	(105,040)	—
Increase in intangible assets	(3,023,777)	(1,479,492)
Net cash used in investing activities	(5,742,451)	(3,898,847)
Cash flows from financing activities:
Proceeds from sale of common stock	150,000	1,500,000
Proceeds from the exercise of stock options and warrants	520,569	2,707,167
Purchase of subsidary shares	(250,000)	—
Proceeds from convertible notes payable	5,849,306	—
Proceeds from bank loans	3,618,590	2,702,454
Payments on bank loans	(138,975)	(323,488)
Bank overdraft	130,436	—
Payments on capital lease obligations & loans - net	(259,048)	(760,919)
Increase in restricted cash	(5,000,000)	—
Net cash provided by financing activities	4,620,878	5,825,214
Effect of exchange rate changes in cash	(247,696)	22,936
Net increase (decrease) in cash and cash equivalents	(858,936)	4,532,945
Cash and cash equivalents, beginning of period	6,275,238	4,010,164
Cash and cash equivalents, end of period	$5,416,302	$8,543,109

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Month Periods
	Ended December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$477,738	$147,996
Taxes	$4,800	$91,659

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of 100% of subsidiary	$—	$76,750
Common stock issued for dividend payable	$33,876	$155,289
Bonus stock dividend issued by subsidiary to minority holders	$615,549	$545,359
Stock issued for the conversion of Preferred Stock	$—	$2,210,000
Purchase of property and equipment under capital lease	$1,260,710	$—

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

NOTE 2 - USE OF ESTIMATES

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

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

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective  application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 4 – EARNINGS/(LOSS) PER SHARE

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the six months ended December 31, 2008 (Unaudited)	Net Income	Shares	Per Share
Basic earnings per share:	$(2,243,550)	26,416,217	$(0.08)
Dividend to preferred shareholders	67,752
Net income available to common shareholders
Effect of dilutive securities*
Stock options		477,278
Warrants		274,731
Convertible Preferred Shares		139,994
Diluted earnings per share	$(2,175,798)	27,308,220	$(0.08)

For the six months ended December 31, 2007 (Unaudited)	Net Income	Shares	Per Share
Basic earnings per share:	$1,277,281	22,934,568	$0.06
Dividend to preferred shareholders	111,525
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,971,406
Warrants		773,991
Convertible Preferred Shares		523,037
Diluted earnings per share	$1,388,806	26,203,002	$0.05

* As there is a loss, these securities are anti-dilutive.  The basic and diluted earnings per share is the same for the six months ended December 31, 2008

NOTE 5 - FOREIGN CURRENCY

The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, Omni, and NetSol-TiG use Pakistan Rupees; and Abraxas uses the Australian dollar as the functional currencies.  NetSol Technologies, Inc., and subsidiary NTNA, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses of $6,605,491 at December 31, 2008 are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet.  During the six months ended December 31, 2008 and 2007, comprehensive gain (loss) in the consolidated statements of operations included translation loss of $(3,857,568) and $(431,333), respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of 12/31/08	As of 6/30/08
	(Unaudited)
Prepaid Expenses	$718,283	$825,640
Advance Income Tax	404,161	356,843
Employee Advances	46,598	133,954
Security Deposits	199,683	244,409
Advance Rent	—	211,828
Tender Money Receivable	264,237	293,943
Other Receivables	459,855	335,493
Other Assets	159,898	4,297

Total	$2,252,715	$2,406,407

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	As of 12/31/08	As of 6/30/08
	(Unaudited)
Office furniture and equipment	$834,931	$1,224,340
Computer equipment	7,487,456	9,043,307
Assets under capital leases	2,536,363	1,511,311
Building	2,769,857	2,902,142
Land	1,504,014	925,210
Autos	327,959	245,855
Capital work-in-progress	191,899	1,043,765
Improvements	325,978	413,175
Subtotal	15,978,457	17,309,105
Accumulated depreciation	(6,209,567)	(7,088,560)
	$9,768,890	$10,220,545

For the six months ended December 31, 2008 and 2007, fixed asset depreciation expense totaled $818,449 and $663,640, respectively.  Of these amounts, $554,223 and $418,140, respectively, are reflected as part of cost of goods sold.

NetSol PK has been enhancing its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs.  The balance in capital work-in-progress for December 31, 2008 and June 30, 2008, was $191,899 and $1,043,765, respectively.

Assets acquired under capital leases were $2,536,363 and $1,511,311 as of December 31, 2008 and June 30, 2008, respectively.  Accumulated amortization related to those leases was $677,967 and $653,643 for the six month periods ended December 31, 2008 and June 30, 2008, respectively.

NOTE 8 - INTANGIBLE ASSETS

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

Product licenses and customer lists were comprised of the following:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2007 - cost	$14,511,208	$5,451,094	$19,962,302
Additions	4,481,077	—	4,481,077
Effect of translation adjustment	(381,578)	—	(381,578)
Accumulated amortization	(7,772,851)	(3,718,333)	(11,491,184)
Net balance - June 30, 2008 (Unaudited)	$10,837,856	$1,732,761	$12,570,617

Intangible assets - June 30, 2008 - cost	$18,992,284	$5,451,094	$24,443,378
Additions	2,521,695	352,963	2,874,658
Effect of translation adjustment	(2,102,672)	—	(2,102,672)
Accumulated amortization	(8,522,431)	(4,077,420)	(12,599,851)
Net balance - December 31, 2008 (Unaudited)	$10,888,876	$1,726,637	$12,615,513

Amortization expense (Unaudited):
Six months ended December 31, 2008	$881,260	$359,087	$1,240,347
Six months ended December 31, 2007	$464,225	$347,322	$811,547

At December 31, 2008 and 2007, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $9,953,579 and $7,108,247, respectively, as the development and enhancement is yet to be completed.  Software development amortization expense was $529,531 and $112,497 for the six months ended December 31, 2008 and 2007, respectively and is shown in “Cost of Goods Sold” in these consolidated financial statements.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	TOTAL
Product Licences	$1,600,208	$1,007,635	$699,314	$442,940	$926,306	$4,676,403
Customer Lists	765,240	545,760	286,229	70,596	58,813	1,726,638

	$2,365,448	$1,553,395	$985,543	$513,536	$985,119	$6,403,041

There were no impairments of the goodwill asset during the six months ended December 31, 2008 and 2007.

NOTE 9 – OTHER ASSETS – LONG TERM

As of December 31, and June 30, 2008, one of the Company’s subsidiaries classified two of its long-term accounts receivables as other assets in the discounted net present value amounts of $367,522 and $614,446, respectively.

Total other assets, long term as of December 31, and June 30, 2008 was $516,406 and $822,672, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	As of 12/31/08	As of 6/30/08
	(Unaudited)
Accounts Payable	$1,100,957	$1,468,491
Accrued Liabilities	1,836,001	2,099,693
Accrued Payroll	—	2,203
Accrued Payroll Taxes	150,313	176,916
Interest Payable	149,290	158,627
Deferred Revenues	53,270	72,240
Taxes Payable	175,613	138,489

Total	$3,465,444	$4,116,659

NOTE 11 - DEBTS

A)  LOANS AND LEASES PAYABLE

Notes payable consist of the following:

	Balance at	Current	Long-Term
Name	12/31/08	Maturities	Maturities
	(Unaudited)
Habib Bank Line of Credit	5,021,534	5,021,534	—
Bank Overdraft Facility	324,101	324,101	—
HSBC Loan	420,659	205,423	215,236
Subsidiary Capital Leases	1,654,861	539,387	1,115,474
Loan Payable	315,185	—	315,185

	$7,736,340	$6,090,445	$1,645,895

Name	6/30/08	Maturities	Maturities
	(Unaudited)
D&O Insurance	$41,508	$41,508	$—
E&O Insurance	28,518	28,518	—
Habib Bank Line of Credit	1,501,998	1,501,998	—
Bank Overdraft Facility	84,952	84,952	—
HSBC Loan	739,428	327,820	411,608
Subsidiary Capital Leases	627,621	295,314	332,307

	$3,024,025	$2,280,110	$743,915

On July 4, 2007, the Company entered into a debt agreement with AMZ, a brokerage firm, in Lahore, Pakistan for a total of $2,457,642.  AMZ brokered the loan with 2 banks in Pakistan, Bank Islami Pakistan Ltd, and Security Leasing Corporation Ltd.  The loan calls for 30% of the value of the loan to be collateralized by shares the Company owns in its Pakistan subsidiary, NetSol PK, plus an additional 10% of the total share pledged to cover any extra margin due to the change in value of the pledged shares.  A total of 964,862 shares have been pledged as collateral.  Finance costs associated with this debt totaled $39,445 and the Company received a net balance of $2,418,197.  The loan had a maturity of three months and an interest rate 18.35%, consisting of the Karachi Interbank Offer Rate (“KIBOR” of 9.09%, a base rate of 4.26%, and a mark-up rate of 5%.  On October 4, 2007, the loan matured and was rolled over for an additional three months.  The new interest rate was 14.75%.  As of December 31, 2007, the accrued interest payable was $206,388 and was added to the principal of the note for a total owing of $2,695,655.  Upon maturity on January 4, 2008, payment of the note and accrued interest was extended for six weeks.  As of December 31, 2008 and June 30, 2008, the loan balance was $0.

In August 2007, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $1,023,850 was converted into a loan payable with a maturity of three years.  The interest rate is 7.5% with monthly payments of £15,558 or approximately $31,858.   The loan outstanding as of December 31, and June 30, 2008, was $420,659 and $739,428, respectively.  Interest expense on this line of credit during the six month periods ending December 31, 2008 and 2007, was $21,806 and $37,600, respectively.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank.  The interest rate on this line of credit is variable and was 5.30% and 4.57% at December 31, and June 30, 2008, respectively.  The amount outstanding as of December 31, and June 30, 2008 was $5,021,534 and $1,501,998, respectively.  Interest expense on this line of credit during the six month periods ending December 31, 2008 and 2007, was $109,700 and $0, respectively.

During the year ended June 30, 2008, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover Company overdrafts up to £200,000.  The annual interest rate is 3.25% over the bank’s sterling base rate, which is currently 5.00%, for an effective annual rate of 8.25%.  The amount outstanding as of December 31, 2008 and June 30, 2008, was $324,101 and $84,952, respectively.  Interest expense on this facility during the six month periods ending December 31, 2008 and 2007, was $12,754 and $7,175, respectively.

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2012.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.  The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves.  Depreciation of assets under capital leases is included in depreciation expense for the six months ended December 31, 2008 and 2007.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2008:

Minimum Lease Payments
Due FYE 12/31/09	$696,255
Due FYE 12/31/10	543,000
Due FYE 12/31/11	403,362
Due FYE 12/31/12	168,209
Due FYE 12/31/13	125,086
Total Minimum Lease Payments	1,935,912
Interest Expense relating to future periods	(281,051)
Present Value of minimum lease payments	1,654,861
Less: Current portion	(539,387)
Non-Current portion	$1,115,474

Following is a summary of fixed assets held under capital leases:

	As of 12/31/08	As of 6/30/08
	(Unaudited)
Computer Equipment and Software	$752,619	$895,235
Furniture and Fixtures	1,005,166	62,054
Vehicles	337,677	392,727
Building Equipment	440,901	161,295

Total	2,536,363	1,511,311
Less: Accumulated Depreciation	(677,967)	(653,643)
Net	$1,858,396	$857,668

B)  BANK LOAN

The Company’s Pakistan subsidiary, NetSol PK, has a loan with a bank.  The loan is secured by the Subsidiary’s assets.  The note consists of the following:

For the six months ended December 31, 2008 (Unaudited):

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,521,480

Total			$2,521,480

For the year ended June 30, 2008 (Unaudited):

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,932,551

Total			$2,932,551

C)  OTHER PAYABLE – ACQUISITION

McCue Systems (now NetSol Technologies North America, Inc.)

On June 2006, the Company acquired McCue Systems, Inc. (“McCue”).   The final installment payment due to McCue shareholders is recorded in Other Payable – Acquisition.  The remaining balance as of December 31, and June 30, 2008, was $103,226 and $846,215, respectively.

D)  DUE TO OFFICERS

The officers of the Company from time-to-time loan funds to the Company.   The balance due to officers as of December 31, and June 30, 2008 was $0 and $184,173, respectively.

NOTE 12 – DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

The Company has issued Series A 7% Cumulative Convertible Preferred Stock under which dividends are payable (see Note 14).  The dividend is to be paid quarterly, either in cash or stock at the Company’s election.

The dividend for the six months ended December 31, 2008 totaled $67,752.  As of December 31, 2008, $33,876 was paid with the issuance of 19,217 shares of the Company’s common stock, and the remaining balance of $33,876 remains unpaid.

NOTE 13 – CONVERTIBLE NOTE PAYABLE

On July 23, 2008, the Company entered into a Convertible Note with three investors with a total value of $6,000,000. The note matures in 3 years and has an interest rate of 7% per annum that is payable semi-annually. The note can be converted into common shares at a conversion rate of $3.00 per share. The fair market value of the shares at the date of signing was $2.90; therefore, no beneficial conversion feature expense was recorded on the transaction. No warrants were issued in connection with this note. The Convertible Note contains full-ratchet anti-dilution protection.  However, despite this protection, at no time shall the Company issue shares as part of a conversion or other event contained in the Convertible Note where the resulting issuance would require issuance in violation of Nasdaq rules.

The Company incurred $175,000 in finder’s fees and consulting costs and amortized $24,306 during the six month period ended December 31, 2008. The convertible note payable is recorded net of $150,694 in unamortized cost as of December 31, 2008.

During the six month period ended December 31, 2008, interest expense on these notes was $184,333.

See also Note 18 - Subsequent Events.

NOTE 14 - STOCKHOLDERS’ EQUITY

EQUITY TRANSACTIONS

PREFERRED STOCK

On October 30, 2006, the convertible notes payable were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock.  The preferred shares are valued at $1,000 per share or $5,500,000.  The preferred shares are convertible into common stock at a rate of $1.65 per common share.  The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333.  On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective.  As of June 30, 2007, the balance of the preferred shares was 4,130 shares.  During the six months ended December 31, 2007, 2,210 shares of preferred stock were converted into 1,339,392 shares of common stock valued at $2,210,000.

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

BUSINESS COMBINATIONS

On October 31, 2008, the Company entered into an agreement to purchase 100% of the member shares of Ciena Solutions, LLC, a California limited liability corporation.  Under the terms of the agreement, the Company will pay a deposit of $350,000 to the two members for the purchase with the full purchase price to be determined based on the performance of the new entity over the next four years.  No assets or liabilities will be picked up by the Company at the acquisition, excluding the rights to the existing contracts.  As the effects of this transaction is insignificant to the consolidated financial statements, no pro forma information has been provided.

The total Purchase Price is comprised of the Initial Consideration and the Deferred Consideration.  The Initial Consideration was Three Hundred Fifty Thousand Dollars ($350,000).  The Deferred Consideration is to be paid in four (4) annual installments, to be calculated based upon future earnings and certain other factors, however, that under no circumstances may the total number of  NetSol Shares issued to Sellers (including those shares issued as part of the Initial Consideration and those shares issued which would be considered aggregated with those issued pursuant to the purchase agreement according to NASDAQ rules) exceed 19% of the issued and outstanding shares of common stock of NetSol, less treasury shares, on the date of the Closing.  In the event NetSol is not permitted to issue as part of the Deferred Consideration, shares of common stock equal in value to 50% of the Deferred Consideration, NetSol may issue such amount as is permitted and the remainder in cash.  Each Fiscal Year shall be measured from July 1 to June 30 with Fiscal Year 1 being the period from July 1, 2008 to June 30, 2009.

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

PRIVATE PLACEMENTS

In June 2007, the Company sold 757,576 shares of the Company’s common stock to two institutional investors for $1,250,000.  The Company received $1,000,000 of this by June 30, 2007 and the remaining $250,000 cash due was received on July 2, 2007.  The shares were issued in July 2007.  This purchase agreement contained a “green shoe” clause whereby the investors had the option to purchase within six months the same number of shares at the same price and receive the same number of warrants.  In October 2007, the investors exercised the “green shoe” clause and the Company sold them 757,576 shares of the Company’s common stock valued at $1,250,000.  In addition, as part of the agreement, the investors were granted 378,788 warrants with an exercise price of $1.65 and expires in five years.  No warrants were exercised as of the date of this report.

OPTIONS AND WARRANTS EXERCISED

During the six months ended December 31, 2008, the Company issued 291,008 shares of its common stock for the exercise of options valued at $515,743.

During the six months ended December 31, 2008, the Company issued 51,515 shares of its common stock for the exercise of warrants valued at $99,424.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

During the six months ended December 31, 2008, $150,000 was collected.  The balance at December 31, 2008 was $658,904.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following:

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options (Unaudited):
Outstanding and exercisable, June 30, 2007	7,102,363	$0.75 to $5.00	$129,521
Granted	20,000	$1.60
Exercised	(869,938)	$0.75 to $2.55
Expired	(180,000)	$0.75
Outstanding and exercisable, June 30, 2008	6,072,425	$0.75 to $5.00	$1,717,608
Granted	2,150,000	$0.67 to $3.90
Exercised	(271,008)	$0.75 to $2.50
Expired	—
Cancelled/Forfeited	(1,800,000)	$2.62 to $3.90
Outstanding and exercisable, December 31, 2008	6,151,417	$0.75 to $5.00	$0

Warrants (Unaudited):
Outstanding and exercisable, June 30, 2007	3,002,725	$1.65 to $5.00	$58,091
Granted	378,788	$1.65
Exercised	(1,269,199)	$1.65 to $3.30
Expired	(120,000)	$2.50 to $5.00
Outstanding and exercisable, June 30, 2008	1,992,314	$1.65 to $5.00	$1,206,095
Granted	—
Exercised	(51,515)	$1.93
Expired	—
Outstanding and exercisable, December 31, 2008	1,940,799	$1.65 to $3.70	$0

In September 2008, 1,800,000 stock options were granted to certain employees on the basis of achieving certain performance conditions related to the Company’s revenues and earnings.  A non-cash stock compensation charge of $117,300 was recorded for the three month period ended September 30, 2008.  Subsequently to the issuance of its annual report on Form 10-KSB for the fiscal year 2008, the Company restated its financial statements (see Note 17).  As a result, performance targets achieved prior to the restatement became null and void and the stock options were forfeited by the employees.  The non-cash stock compensation expense previously recorded in the amount of $117,300 was therefore reversed in the three month period ended December 31, 2008, in accordance with SFAS 123R paragraph A50.

The following is a summary of the status of options and warrants outstanding at December 31, 2008:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS (Unaudited):
$0.01 - $0.99	264,000	9.46	0.67
$1.00 - $1.99	2,032,417	6.56	1.88
$2.00 - $2.99	3,055,000	6.27	2.69
$3.00 - $5.00	800,000	5.29	4.24

Totals	6,151,417	7.26	2.81

WARRANTS (Unaudited):
$1.00 - $1.99	1,476,137	2.95	1.79
$3.00 - $5.00	464,662	0.65	3.31

Totals	1,940,799	2.65	2.15

OPTIONS

During the six months ended December 31, 2007, 20,000 options were granted to two officers with an exercise price of $1.60 per share and an expiration date of ten years, vesting immediately.  Using the Black-Scholes method to value the options, the Company recorded $24,320 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	4.5%
Expected life	10 years
Expected volatility	65%

During the six months ended December 31, 2008, the Company granted 100,000 options to an employee with an exercise price of $1.65 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $89,700 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.0%
Expected life	.25 years
Expected volatility	106%

During the six months ended December 31, 2008, the Company granted 250,000 options to an employee with an exercise price of $0.67 per share and an expiration date of 10 years, vesting quarterly over two years. These options were not vested as of December 31, 2008.  No compensation expense was recorded.

WARRANTS

On October 11, 2006, the Company entered into an agreement with a consultant whereby the Company agreed to grant the consultant a total of 100,000 warrants with an exercise price of $1.85 and 100,000 warrants with an exercise price of $3.70.  The warrants vest equally over the term of the agreement on a quarterly basis commencing on January 11, 2007 and vest only upon completion of the quarter’s service as earned.  The warrants are exercisable until October 10, 2011.  As of December 31, 2008, none of the warrants had vested as no services were performed and therefore, no expense was recorded.

In October 2007, the investors exercised the “green shoe” clause and the Company sold them 757,576 shares of the Company’s common stock valued at $1,250,000.  In addition as part of the agreement, the investors were granted 378,788 warrants with an exercise price of $1.65 and expire in five years.  No warrants have been exercised as of December 31, 2008.

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

	2008	2007
	(Unaudited)
Revenues from unaffiliated customers:
North America	$2,610,275	$2,281,518
Europe	2,564,118	3,312,480
Asia - Pacific	9,397,583	11,465,709
Consolidated	$14,571,976	$17,059,707

Operating income (loss):
Corporate headquarters	$(2,121,298)	$(1,743,969)
North America	(1,009,669)	42,434
Europe	(838,103)	431,462
Asia - Pacific	2,280,472	4,937,630
Consolidated	$(1,688,598)	$3,667,557

Net income (loss) (before dividend):
Corporate headquarters	$(2,375,281)	$(1,985,286)
North America	(1,044,677)	40,090
Europe	(867,381)	405,920
Asia - Pacific	2,111,541	2,928,082
Consolidated	$(2,175,798)	$1,388,806

		June 30, 2008
Identifiable assets:
Corporate headquarters	$19,972,905	$16,566,612
North America	3,276,457	1,920,508
Europe	5,121,325	6,233,480
Asia - Pacific	37,481,605	39,056,094
Consolidated	$65,852,292	$63,776,694

Depreciation and amortization:
Corporate headquarters	$713,019	$700,970
North America	231,539	71,314
Europe	339,127	135,558
Asia - Pacific	775,111	567,345
Consolidated	$2,058,796	$1,475,187

Capital expenditures:
Corporate headquarters	$1,019	$4,189
North America	337,731	50,033
Europe	49,587	34,874
Asia - Pacific	1,162,880	1,467,328
Consolidated	$1,551,217	$1,556,424

Net revenues by our various products and services provided are as follows:

	For the Six Months
	Ended December 31,
	2008	2007
	(Unaudited)
Licensing Fees	$3,177,787	$4,770,359
Maintenance Fees	3,107,027	3,073,796
Services	8,287,162	9,215,552
Total	$14,571,976	$17,059,707

NOTE 16 - MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries.  The balances of the minority interests are as follows:

SUBSIDIARY	MIN INT BALANCE AT 12/31/08	MIN INT BALANCE AT 6/30/08
	(Unaudited)
PK Tech	$5,481,825	$6,309,918
NetSol-Innovation	984,906	1,365,855
Connect	82,696	182,196

Total	$6,549,427	$7,857,969

NetSol PK

In August 2005, the Company’s wholly-owned subsidiary, NetSol PK became listed on the Karachi Stock Exchange in Pakistan.  The Initial Public Offering (“IPO”) sold 13,986,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 39.42%.   Net proceeds of the IPO were $4,890,224.  As a result of the IPO, the Company is required to show the minority interest of the subsidiary on the accompanying consolidated financial statements.  The minority interest percentage as of June 30, 2008 and December 31, 2008 is 41.32%

For the six months ended December 31, 2008 and 2007, the subsidiary had net income of $2,509,688 and $3,839,344, of which $1,446,292 and $1,602,419, respectively, was recorded against the minority interest.  The balance of the minority interest at December 31, 2008 was $5,481,825.

On October 22, 2008, the subsidiary’s board of directors authorized a 20% stock bonus dividend to all its stockholders as of that date.  The net value of shares issued to minority holders was $615,549.

On October 19, 2007, the subsidiary’s board of directors authorized a 22% stock bonus dividend to all its stockholders as of that date.  The net value of shares issued to minority holders was $545,359.

NetSol-TiG:

In December 2004, the Company forged a new and a strategic relationship with a UK based public company TiG Plc. A Joint Venture was established by the two companies to create a new company, TiG NetSol Pvt Ltd. (“NetSol-TiG”), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG.  The agreement anticipates TiG’s technology business to be outsourced to NetSol’s offshore development facility.

During year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the new subsidiary began operations during the quarter ended March 31, 2005.

For the six months ended December 31, 2008 and 2007, the subsidiary had net income (loss) of $276,271 and $1,195,942, of which $(236,242), and $524,906 was recorded against the minority interest, respectively.  The balance of the minority interest at December 31, 2008 was $984,906.

On October 22, 2008, the subsidiary’s board of directors authorized a cash dividend of 67,446,500 Pakistan Rupees (“pkr”) or approximately $874,817.  Of this amount, the Company is due 34,073,972 pkr or approximately $441,958.  The net value to the minority holders is approximately $432,859.

On September 26, 2007, the subsidiary’s board of directors authorized a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522.  Of this amount, the Company is due 50,520,000 pkr or approximately $834,349.  The net value to the minority holders is approximately $817,173.

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

For the six months ended December 31, 2008 and 2007, the subsidiary had net income (loss) of ($41,506) and of $5,635, respectively, of which ($20,711) and $2,812 respectively, was recorded against the minority interest.  The balance of the minority interest at December 31, 2008 was $82,696.

NOTE 17 - RESTATEMENT

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

The Company filed its restated financial statements for the year ended June 30, 2008 with the Securities and Exchange Commission on November 10, 2008. As a result of the restatement, the Company determined that the previously issued interim financial statements for the three and six months ended December 31, 2007 should be restated. The net income for the three and six month periods ended December 31, 2007 was overstated by $49,002 and $109,018, respectively.

The effect of restatement is shown below:

	As reported 6/30/08	As Restated 6/30/08
		(Unaudited)
BALANCE SHEET:
Minority Interest	$6,866,514	$7,857,969

Additional Paid-in Capital	$76,456,697	$74,950,286

Accumulated Deficit	$(32,067,003)	$(33,071,702)

Other comprehensive loss	$(4,267,579)	$(2,747,924)

	For the Three Month Periods Ended		For the Six Month Periods Ended
	As reported 12/31/07	As Restated 12/31/07	As reported 12/31/07	As Restated 12/31/07
		(Unaudited)		(Unaudited)
STATEMENT OF OPERATIONS:
Net income (loss) before minority interest in subsidiary	1,449,636	1,449,636	$3,549,120	$3,549,120
Minority interest in subsidiary	(382,887)	(977,248)	(657,806)	(2,129,356)
Income taxes	1483	1483	(30,958)	(30,958)
Net income (loss)	1,068,232	473,871	2,860,356	1,388,806
Dividend required for preferred stockholders	(40,368)	(40,368)	(111,525)	(111,525)
Subsidiary dividend (minority holders portion)	—	—	(817,173)	—
Bonus stock dividend (minority holders portion)	(545,359)	—	(545,359)	—
Net income (loss) applicable to common shareholders	482,505	433,503	1,386,299	1,277,281
Other comprehensive loss:
Translation adjustment	(653,396)	(538,248)	(490,993)	(431,333)
Comprehensive income (loss)	$(170,891)	$(104,745)	$895,306	$845,948
Net income (loss) per share:
Basic	$0.04	$0.02	$0.12	$0.06
Diluted	$0.04	$0.02	$0.11	$0.05
Weighted average number of shares outstanding
Basic	24,443,901	24,443,901	22,934,568	22,934,568
Diluted	27,712,335	27,712,335	26,203,002	26,203,002

STATEMENT OF CASH FLOWS:	For the Six Month Periods Ended
	As reported 12/31/07	As Restated 12/31/07
		(Unaudited)
Net Income	$2,860,356	$1,388,806

Minority Interest in subsidary	$657,806	$2,129,356

Net cash provided by (used in) operating activities	$2,583,642	$2,583,642

NOTE 18 - SUBSEQUENT EVENTS

In January 2009, the Company entered into a waiver agreement (the “Waiver”) with holders of the Convertible Notes Payable (the “Holders”) to modify the terms and conditions of the original note.  Under the Waiver, Holders waive their right to full-ratchet anti-dilution protection and participation in future financings in consideration for a new conversion rate of $0.78 per common share and four equal quarterly cash installment payments from the Company of $250,000 each, beginning January 2009.

Item 2. Management's Discussion and Analysis

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending December 31, 2008.

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

INTRODUCTION

NetSol Technologies, Inc. (“NetSol” or the “Company”) (NasdaqCM: NTWK) (DIFX: NTWK) is a US worldwide provider of global business services and enterprise application solutions. NetSol uses its BestShoring™ practices and highly-experienced resources in analysis, development, quality assurance, and implementation to deliver high-quality, cost-effective solutions. Organized into specialized practices, these product and services offerings include portfolio management systems for the financial services industry, consulting, custom development, systems integration, and technical services for the global Healthcare, Insurance, Real Estate, and Technology markets. NetSol's commitment to quality is demonstrated by its achievement of the ISO 9001, ISO 279001, and SEI (Software Engineering Institute, Carnegie Mellon University, USA) CMMi (Capability Maturity Model) Level 5 assessments, a distinction shared by fewer than 100 companies worldwide. NetSol offers SAP and Business Objects consulting and implementation services and is a Certified SAP Business Objects Partner. NetSol Technologies' clients include Fortune 500 manufacturers, global automakers, financial institutions, technology providers, and governmental agencies.Founded in 1996, NetSol is headquartered in Emeryville, California, and has operations and offices in Calabasas, California; Horsham, United Kingdom; Sydney and Adelaide, Australia; Beijing, China; Lahore, Islamabad, Rawalpindi and Karachi, Pakistan; and, Bangkok, Thailand.

In today’s highly competitive marketplace, business executives with labor or services-centric budgetary responsibilities are not just encouraged but are, in fact, obliged to engage in “Make or Buy” decision process when contemplating how to support and staff new development, testing, services support and delivery activities.  The Company has initiated the strategic evolution of its business offerings through a BestShoring™ solutions strategy.  BestShoring ™ is simply defined as NetSol Technologies’ ability to draw upon its global resource base and construct the best possible solution and price for each and every customer.  Unlike traditional outsourcing offshore vendors, NetSol draws upon an international workforce and delivery capability to ensure a “BestShoring™ delivers BestSolution™” approach.

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

To further bolster NetSol’s Solutions capabilities, in October 2008, NetSol acquired Ciena Solutions, a preferred SAP and Business Objects integration firm. The Ciena Solutions practice is now integrated into our wholly owned subsidiary NetSol Technologies North America, Inc.  This acquisition expands NetSol’s domain and subject matter expertise to include integration and consulting services for:
•	SAP R/3 System deployments
•	NetWeaver
•	Exchange Infrastructure Portals
•	MySAP Business Suite
•	Supplier Relationship Management Module
•	Client Relationship Management Module
•	SAP/Business Objects Products and related Services

In additional to this expansion of SAP-centric integration consulting and Services, this practice has developed proprietary intellectual property in the form of designs and source code focused on enhancing SAP-centric procurement activities.

PLAN OF OPERATIONS

Management has set the following new goals for NetSol for the next 12 months:

●
Consolidate and rationalize costs at every level and location. The global economy has dramatically shifted causing deep recession. To counter these challenges NetSol has aggressively initiated a company wide effort to reduce cost by up to 20% in fiscal 2009.  The senior most executives have voluntarily offered to cut back salaries by up to 15% commencing in the third quarter of 2009. Additionally, the cash bonuses, of nearly $400,000, and options earned by the CEO and two divisional presidents were voluntarily forfeited to avoid the expenses to the Company and, as a gesture of solidarity with the Company’s employees. These critical steps to reduce salaries and other compensation have significantly reduced costs. Each subsidiary has embarked on intensified cost controls and enhanced efficiencies. This includes personnel downsizing by as much as 10-15%, reducing and/or freezing salaries and reducing general and administrative expenses.

●
Aggressively expanding into new verticals such as SAP services through the acquisition of Ciena Solutions and efforts to expand into the healthcare sector in the US. We anticipate impressive growth in this sector within the next few years through NetSol’s proven software solutions which we have already commenced marketing in the U.S.  Realizing its investment in the U.S. infrastructure and office space by repositioning its Emeryville office as the Company’s San Francisco based global headquarters. Management plans to combine its current Calabasas, California corporate headquarters with the operating headquarters.

●
Expanding into the Americas.  NetSol sees a strong opportunity to establish its brand recognition and create critical mass in the Americas.   Despite the recession and consolidations in the U.S., NetSol has embarked on an aggressive strategy to reposition and rebrand NetSol for the U.S markets. Strategically rolling out offerings of the NetSol Financial Suite to our global auto manufacturer, whether captive or non-captive, in the  North and South American markets.   NetSol believes these are matured but ripe markets for its flagship LeaseSoft applications.

●
Grow NetSol in the UAE and Gulf States region. In 2009, NetSol anticipates strong penetration in the Gulf countries including the Kingdom of Saudi Arabia, the UAE and other developing economies. The Kingdom of Saudi Arabia has been largely unaffected by the global recession.  Accordingly, this country is an ideal target both for potential customers and potential partners for NetSol. Our focus has been on forging joint ventures with major conglomerates to meet their programming and services needs from NetSol’s Center of Excellence technology campus in Lahore. We expect to sign off on several new joint ventures that would create visible, dependable and continuous revenue streams with stronger operating margins.

●
Appoint local partners to further penetrate the Chinese market.  While we are experiencing some slowdown, our multi-national customers are continuously expanding their relationship with NetSol. We plan to aggressively promote our NFS product offering into this growing economy by appointing local partners.

●
Consolidations in Europe.  The European economy has shown serious decline and the severe impact of consolidation and budget cuts have started to intensely affect our business there. However, NTE proactively started cost cuts in the second quarter of fiscal 2008-2009 while refocusing their strategy in new verticals and segments.

●	Actively exploring both opportunistic and synergistic alliances and partnerships in the Americas, Asia, and the Middle East.

●
Improve the quality of hiring of senior management personnel in key locations. Further build a stronger middle management resource pool to deliver and execute the growth and earnings envisioned by the management.

●
Grow into new business verticals including healthcare, insurance, and banking in the US and European markets. The launch of Global Business Services through these verticals is an important goal in 2009.

●	NetSol’s technology campus to become much more cost efficient, enhancing productivity and services to global clients and partners.

●
Globally expand and diversify development capabilities in other emerging markets that offer similar cost arbitrage and quality of IT resources. This will reduce the dependencies on the Lahore campus and will be a strong risk mitigation approach.

Top Line Growth through Investment in organic marketing activities.  NetSol marketing activities will continue to:

•	Build and expand in North America market by hiring experienced talent that has come available due to recession.
•	Diversify in new verticals of services in North America such as healthcare, SAP consulting and public sectors.
•	Expand into BPO, Call Centers and services space in the U.S., SE Asia and Europe through M&A and organic growth.

•	Enhanced sales activities to focus on building momentum and pipeline of LeaseSoft in APAC, Europe and in the Americas.
•	Further extending services offerings to existing 30 plus US customers.
•	Penetrate further into the Chinese market by adding new locations.
•	Effectively enter the UAE and regional markets for LeaseSoft, through staff augmentation, programming and services.
•	Further penetrate in Australian market in captive and non-captive sectors.
•	Fully leverage NetSol’s reputable name in the UK and European markets within banking, leasing, services and insurance sectors.
•	Accelerate and grow new business through joint ventures and alliances.

Funding and Investor Relations:

•	Add breadth and depth to the investor base in the US and Middle East/UAE region by aggressively presenting in various investors forums and analysts meetings.
•	Attract value added and strategic investors through alliances and joint ventures in UAE and other Gulf States.
•	Aggressive marketing campaign to attract new sell side analysts and institutions to invest in our stock.
•	Enhance cash reserves through strategic alliances and beefed up collections of accounts receivables.

Improving the Bottom Line:

•	Continue consolidation and reevaluating operating margins as an ongoing activity.
•	Enhance gross profit margins to 45-50% by leveraging our low-cost development facilities and Best Shoring model.
•	Generate much higher revenues per developer and service group, enhance productivity and lower cost per employee overall.
•	Further headcount reductions and salary cuts across the Company
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.
•	Grow process automation and leverage the best practices of CMMi level 5.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Realignment of business units and restructuring of subsidiaries to improve both operating and net margins.

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

MATERIAL TRENDS AFFECTING NETSOL

NetSol has identified the following material trends affecting NetSol

Positive trends:

•	The global recession and consolidations has opened doors for low cost solution providers such as NetSol..

•	The most challenging global economic pressures and recession has shifted IT processes and technology to utilize both offshore and onshore solutions providers, to control the costs and improve ROIs.

•
New trends in the most emerging and newest markets. There has been a noticeable new demand of leasing and financing solutions as a result of new buying habits and patterns in the Middle East, Eastern Europe and Central America.

•
Our global multi-national clients have continued to pursue deeper relationship in newer regions and countries. This reflects our customers’ dependencies and satisfaction with our NetSol Financial Suite.

•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 year tax holiday on IT exports of services. There are 10 more years remaining on this tax incentive.

•	Cost arbitrage, labor costs still very competitive and attractive when compared with India. Pakistan is significantly under priced for IT services and programmers as compared to India.

Negative trends:

•	Dramatic and deep global recession has created a serious decline in business spending causing deep budget cuts for many of the Company’s target customers.

•	Much tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems.

•	Tight liquidity and corporate earnings losses the payments or account receivables from some clients might be delayed or affected.

•	Seriously troubled auto sectors, banking and retail sectors due to their mounting earnings losses.

•	Unrest and rising conflicts in the Middle East and in Pakistan causing restriction on business travel.

•	Domestic political and economic crises in Pakistan resulting in reduced local business activities.

•	An economic turnaround may take 2 years or more worldwide.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2008 as compared to the Quarter Ended December 31, 2007:

Net revenues and income for the quarter ended December 31, 2008 and 2007 are broken out among the subsidiaries as follows:

	2008 (Unaudited)			2007 (Unaudited)
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$—	0.00%	$(1,139,935)	$—	0.00%	$(995,102)

North America:
NetSol - North America	1,057,566	20.06%	(1,069,484)	1,207,907	14.37%	(20,545)
	1,057,566	20.06%	(1,069,484)	1,207,907	14.37%	(20,545)

Europe:
NetSol UK	—	0.00%	(753,718)	30,047	0.36%	(53,041)
NetSol - Europe	927,012	17.59%	(175,818)	1,617,517	19.24%	193,573
	927,012	17.59%	(929,536)	1,647,564	19.60%	140,532

Asia-Pacific:
NetSol PK	2,456,655	46.61%	(65,581)	4,363,292	51.90%	853,059
NetSol Connect	169,944	3.22%	(14,781)	198,000	2.36%	3,961
NetSol-TiG	649,355	12.32%	10,345	898,407	10.69%	494,113
NetSol-Omni	—	0.00%	—	9,948	0.12%	(49)
NetSol-Abraxas Australia	10,477	0.20%	(23,668)	81,352	0.97%	(2,098)
	3,286,431	62.35%	(93,685)	5,550,999	66.03%	1,348,986

Totals	$5,271,009	100.00%	$(3,232,640)	$8,406,470	100.00%	$473,871

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended December 31, 2008 and 2007 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2008		2007
	(Unaudited)		(Unaudited)
			(Restated)
		%		%
Revenues:
Licence fees	$647,979	12.29%	$2,866,807	34.10%
Maintenance fees	1,513,293	28.71%	1,490,376	17.73%
Services	3,109,737	59.00%	4,049,287	48.17%
Total revenues	5,271,009	100.00%	8,406,470	100.00%
Cost of revenues
Salaries and consultants	2,382,877	45.21%	2,400,991	28.56%
Travel	226,964	4.31%	311,329	3.70%
Repairs and maintenance	102,235	1.94%	119,032	1.42%
Insurance	59,073	1.12%	85,110	1.01%
Depreciation and amortization	532,429	10.10%	271,729	3.23%
Other	540,146	10.25%	431,609	5.13%
Total cost of sales	3,843,724	72.92%	3,619,800	43.06%
Gross profit	1,427,285	27.08%	4,786,670	56.94%
Operating expenses:
Selling and marketing	880,846	16.71%	1,086,729	12.93%
Depreciation and amortization	494,834	9.39%	479,904	5.71%
Bad debt expense	648,470	12.30%	838	0.01%
Salaries and wages	944,520	17.92%	815,771	9.70%
Professional services, including non-cash compensation	312,940	5.94%	129,539	1.54%
General and adminstrative	962,711	18.26%	826,033	9.83%
Total operating expenses	4,244,321	80.52%	3,338,814	39.72%
Income from operations	(2,817,036)	-53.44%	1,447,856	17.22%
Other income and (expenses):
Gain (loss) on sale of assets	(14,960)	-0.28%	70	0.00%
Interest expense	(296,578)	-5.63%	(189,142)	-2.25%
Interest income	40,895	0.78%	41,575	0.49%
Other income and (expenses)	(62,044)	-1.18%	149,277	1.78%
Total other income (expenses)	(332,687)	-6.31%	1,780	0.02%
Net income (loss) before minority interest in subsidiary	(3,149,723)	-59.76%	1,449,636	17.24%
Minority interest in subsidiary	(32,062)	-0.61%	(977,248)	-11.62%
Income taxes	(50,855)	-0.96%	1,483	0.02%
Net income (loss)	(3,232,640)	-61.33%	473,871	5.64%
Dividend required for preferred stockholders	(33,876)	-0.64%	(40,368)	-0.48%
Net income (loss) applicable to common shareholders	(3,266,516)	-61.97%	433,503	5.16%

Net revenues for the quarter ended December 31, 2008 were $5,271,009 as compared to $8,406,470 for the quarter ended December 31, 2007.   This reflects a decrease of $3,135,461 or 37.3% in the current quarter as compared to the quarter ended December 31, 2007.  Revenue from services, which includes consulting and implementation, decreased 23% from $4,049,287 to $3,109,737.  License revenues decreased 77% from $2,866,807 to $647,979.  Maintenance revenues grew by 1.5% over the comparable quarter in fiscal 2008.  The decline in overall revenues is primarily a result of the delay of purchasing decisions for high value software licenses or business services, related to the global economic slowdown.  The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million).  This is now expected to occur in within the next few quarters.  NetSol in Pakistan has been pre-qualified to participate in several public sector projects.  The most significant is the World Bank funded Land Record Management Information Systems or LRMIS.  This project has a World Bank grant of $300 million in Pakistan and NetSol was given two pilot projects in the province of Punjab in 2007, and one in 2008 in Islamabad, and we anticipate winning key projects in this area in the next few quarters.

The activities for NetSol new license sales  of its suite of financial products continue despite the global economic slowdown. The current pipeline contains financial institutions and captive auto manufacturers globally at various stages of  decision making.

Due to the revision in our pricing policy, LeaseSoft license value in APAC is in the range of $1.0 to $2.0 million, without factoring in services maintenance and implementation fees.  Normally, NetSol negotiates 18-20% yearly maintenance contracts with customers.  A number of large leasing companies will be looking to renew legacy applications.  This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies.    As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase accordingly.

During the quarter ended December 31, 2008, NetSol acquired Cienna Solutions LLC, bringing SAP consulting services into the NetSol Solutions portfolio.  NetSol was awarded a major consulting services contract with a leading commercial bank located in the United Arab Emirates to provide consultancy services in the area of information security and quality engineering.  NetSol signed a Business Processing Outsourcing agreement with the AJK Group to provide accounting services to the companies, trusts and foundations under the administration of AJK.

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

The gross profit was $1,427,285 in the quarter ending December 31, 2008 as compared with $4,786,670 for the same quarter of the previous year a decrease of 70% or $3,359,385.  The gross profit percentage for the quarter decreased  to 27% from 57% in the quarter ended December 31, 2007.  The cost of sales was $3,843,724 in the current quarter compared to $3,619,800 in the comparable quarter of fiscal 2008.  As a percentage of sales, it increased from 43% for the quarter ended December 31, 2007 to 73% in the current quarter.  Salaries and consultant fees decreased slightly by $18,114 from $2,400,991 in the prior comparable quarter to $2,382,877, and as a percentage of sales, it increased from 29% in the prior comparable quarter to 45% in the current quarter.  The gross profit margin may improve as the operations in Horsham, UK and Emeryville, CA, US continue to be fully integrated and cost savings are achieved.  The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it has situated itself for increased growth organically as indicated in the increase in depreciation, amortization and other expenses in cost of revenues of $369,237.

Operating expenses were $4,244,321 for the quarter ending December 31, 2008 as compared to $3,338,814, for the corresponding period last year for an increase of $905,507.  As a percentage of sales it increased from 40% to 81%.  Depreciation and amortization expense amounted to $494,834 and $479,904 for the quarter ended December 31, 2008 and 2007, respectively.  Combined salaries and wage costs were $944,520 and $815,771 for the comparable periods, respectively, or an increase of $128,749 from the corresponding period last year.  As a percentage of sales, these costs increased  10% to 18%.  General and administrative expenses were $962,711 and $826,033 for the quarters ended December 31, 2008 and 2007, respectively, an increase of $ 136,678 or 17%.  As a percentage of sales, these expenses were 18% in the current quarter compared to 10% in the comparable quarter.

Selling and marketing expenses were $880,846 and $1,086,729, in the quarter ended December 31, 2008 and 2007, respectively.  Although this reflects a19% decrease or $205,883, the percentage of sales  increased to 17% from 13%.  Professional services expense increased 142% to $312,940 in the quarter ended December 31, 2008, from $129,539 in the corresponding period last year.

Loss from operations was $2,817,036 compared to income from operations of $1,447,856 for the quarters ended December 31, 2008 and 2007, respectively.  This represents an decrease of $4,264,892 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, income (loss) from operations was (53%) in the current quarter compared to 17% in the prior period.

Net loss was $3,266,516 compared to net income of $433,503 for the quarters ended December 31, 2008 and 2007, respectively.  This is a decrease in net income of $3,700,019 compared to the prior year.  The current fiscal quarter amount includes a net reduction of $32,062 compared to $977,248 in the prior period for the 49.9% minority interest in NetSol Connect, and NetSol-TiG owned by another party, and the 41.32%/39.42% minority interest in NetSol PK.   Interest expense was $296,578 in the current quarter as compared to $189,142 in the comparable period.  Net loss per share, basic and diluted, was $0.12 as compared to net income per share, basic of $0.02 and diluted of $0.02 for the quarters ended December 31, 2008 and 2007.

The net EBITDA loss was $1,857,944 compared to income of $1,412,382 after amortization and depreciation charges of $1,027,263 and $751,633, income taxes of $50,855 and $(1,483), and interest expense of $296,578 and $189,142, respectively.  The EBITDA loss per share, basic and diluted was $0.07 for the quarter ended December 31, 2008 and the EBITDA earnings per share, basic and diluted, was $0.06 and $0.05, respectively, for the quarter ended December 31, 2007.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Six Month Period Ended December 31, 2008 as compared to the Six Month Period Ended December 31, 2007:
Net revenues and income for the six months ended December 31, 2007 and 2006 are broken out among the subsidiaries as follows:

	2008 (Unaudited)			2007 (Unaudited)
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$—	0.00%	$(2,375,281)	$—	0.00%	$(1,985,286)

North America:
Netsol Tech NA	2,610,275	17.91%	(1,044,677)	2,281,518	13.37%	40,090
	2,610,275	17.91%	(1,044,677)	2,281,518	13.37%	40,090

Europe:
Netsol UK	—	0.00%	(878,612)	159,772	0.94%	(49,056)
Netsol Tech Europe	2,564,118	17.60%	11,231	3,152,708	18.48%	454,976
	2,564,118	17.60%	(867,381)	3,312,480	19.42%	405,920

Asia-Pacific:
Netsol Tech (PK)	7,123,450	48.88%	1,612,361	8,879,300	52.05%	1,709,988
Netsol-Innovation	1,875,697	12.87%	598,543	404,863	2.37%	5,635
Netsol Connect	364,284	2.50%	(41,506)	1,950,878	11.44%	1,195,942
Netsol-Omni	—	0.00%	—	30,366	0.18%	(10,224)
Netsol-Abraxas Australia	34,152	0.23%	(57,857)	200,302	1.17%	26,741
	9,397,583	64.49%	2,111,541	11,465,709	67.21%	2,928,082

Total Net Revenues	$14,571,976	100.00%	$(2,175,798)	$17,059,707	100.00%	$1,388,806

The following table sets forth the items in our unaudited consolidated statement of operations for the six months ended December 31, 2008 and 2007 as a percentage of revenues:

	For the Six Months
	Ended December 31,
	2008		2007
	(Unaudited)		(Unaudited)
			(Restated)
		%		%
Revenues:
Licence fees	$3,177,787	21.81%	$4,770,359	27.96%
Maintenance fees	3,107,027	21.32%	3,073,796	18.02%
Services	8,287,162	56.87%	9,215,552	54.02%
Total revenues	14,571,976	100.00%	17,059,707	100.00%
Cost of revenues
Salaries and consultants	5,023,590	34.47%	4,722,021	27.68%
Travel	712,900	4.89%	578,157	3.39%
Repairs and maintenance	208,900	1.43%	233,186	1.37%
Insurance	91,912	0.63%	123,755	0.73%
Depreciation and amortization	1,083,754	7.44%	530,636	3.11%
Other	1,291,214	8.86%	819,500	4.80%
Total cost of sales	8,412,270	57.73%	7,007,255	41.07%
Gross profit	6,159,706	42.27%	10,052,452	58.93%
Operating expenses:
Selling and marketing	1,850,364	12.70%	1,919,222	11.25%
Depreciation and amortization	975,042	6.69%	944,551	5.54%
Bad debt expense	648,470	4.45%	3,277	0.02%
Salaries and wages	1,923,774	13.20%	1,723,650	10.10%
Professional services, including non-cash compensation	619,826	4.25%	299,001	1.75%
General and adminstrative	1,830,828	12.56%	1,495,194	8.76%
Total operating expenses	7,848,304	53.86%	6,384,895	37.43%
Income from operations	(1,688,598)	-11.59%	3,667,557	21.50%
Other income and (expenses):
Gain (loss) on sale of assets	(180,698)	-1.24%	(32,153)	-0.19%
Interest expense	(500,470)	-3.43%	(422,946)	-2.48%
Interest income	68,836	0.47%	75,438	0.44%
Other income and (expenses)	1,844,992	12.66%	261,224	1.53%
Total other income (expenses)	1,232,660	8.46%	(118,437)	-0.69%
Net income (loss) before minority interest in subsidiary	(455,938)	-3.13%	3,549,120	20.80%
Minority interest in subsidiary	(1,661,823)	-11.40%	(2,129,356)	-12.48%
Income taxes	(58,037)	-0.40%	(30,958)	-0.18%
Net income (loss)	(2,175,798)	-14.93%	1,388,806	8.14%
Dividend required for preferred stockholders	(67,752)	-0.46%	(111,525)	-0.65%
Net income (loss) applicable to common shareholders	(2,243,550)	-15.40%	1,277,281	7.49%

Net revenues for the six months ended December 31, 2008 were $14,571,976 as compared to $17,059,707 for the six months ended December 31, 2008.   This reflects a decrease of $2,487,731 or 15%.  Revenue from services, which includes consulting and implementation, decreased 10% from $9,215,552 to $8,287,162.  License revenues decreased 33% from $4,770,359 to $3,177,787.  Maintenance revenues grew by 1.1% over the comparable quarter in fiscal 2008.  The decline in overall revenues is primarily a result of the delay of purchasing decisions for high value software licenses or business services, related to the global economic slowdown.  The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million).  This is now expected to occur within the next few quarters.  NetSol in Pakistan has been pre-qualified to participate in several public sector projects.  The most significant is the World Bank funded Land Record Management Information Systems or LRMIS.  This project has a World Bank grant of $300 million in Pakistan and NetSol was given two pilot projects in the province of Punjab in 2007, and one in 2008 in Islamabad, and we anticipate winning key projects in this area in the next few quarters.

During the six months ended December 31, 2008, NetSol PK signed a multi-million dollar contract with one of the leading leasing companies in Korea for LeaseSoft.CMS. An existing customer signed an agreement for licensing and implementation of LeaseSoft.WFS. In the local Pakistan market, NetSol PK won an information security consulting contract from a large local bank for the provision of services to strengthen the InfoSec regime in the bank.  Our North American division signed a multi-million dollar contract with a major automotive captive for licensing, enhancement and implementation services of our LeasePak product. The project is set to be fully implemented over the next 18 months.  NetSol acquired Cienna Solutions LLC, bringing SAP consulting services into the NetSol Solutions portfolio.  NetSol was awarded a major consulting services contract with a leading commercial bank located in the United Arab Emirates to provide consultancy services in the area of information security and quality engineering.  NetSol signed a Business Processing Outsourcing agreement with the AJK Group to provide accounting services to the companies, trusts and foundations under the administration of AJK.

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

The gross profit was $6,159,706 in the six months ending December 31, 2008 as compared with $10,052,452 for the same quarter of the previous year for a decrease of 39% or $3,862,746.  The gross profit percentage for the six months decreased  to 42% from 59% in the six months ended December 31, 2007.  The cost of sales was $8,412,270 in the current period compared to $7,007,255 in the comparable period of fiscal 2008.  As a percentage of sales, it increased from 41% for the six months ended December 31, 2007 to 58% in the current period.  Salaries and consultant fees increased 6% or $301,569 from $4,722,021 in the prior comparable period to $5,023,590; as a percentage of sales, it increased from 28% in the prior comparable period to 34% in the current period.  The gross profit margin may improve as the operations in Horsham, UK and Emeryville, CA, US continue to be fully integrated and cost savings are achieved.  The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it has situated itself for increased growth organically as indicated in the increase in depreciation, amortization and other expenses in cost of revenues of $1,024,832.

Operating expenses were $7,848,304 for the six months ending December 31, 2008 as compared to $6,384,895, for the corresponding period last year for an increase of $1,463,409.  As a percentage of sales, it increased from 37% to 54%.  Depreciation and amortization expense amounted to $975,042 and $944,551 for the six months ended December 31, 2008 and 2007, respectively.  Combined salaries and wage costs were $1,923,774 and $1,723,650 for the comparable periods, respectively, or an increase of 12% or $200,124 from the corresponding period last year.  As a percentage of sales, these costs increased from 10% to 13%.  General and administrative expenses were $1,830,828 and $1,495,194 for the six months ended December 31, 2008 and 2007, respectively, an increase of $335,634 or 22%.  As a percentage of sales, these expenses were 13% in the current period compared to 9% in the comparable period last fiscal year.

Selling and marketing expenses were $1,850,364 and $1,919,222, in the six months ended December 31, 2008 and 2007, respectively.  Although this reflects a 4% increase or $68,858, as a percentage of sales the increase was only to 13% from 11%.  Professional services expense increased 107% to $619,826 in the six months ended December 31, 2008, from $299,001 in the corresponding period last year.

Loss from operations was $1,688,598 compared to income from operations of $3,667,557 for the six months ended December 31, 2008 and 2007, respectively.  This represents a decrease of $5,356,155, for the six months compared with the comparable period in the prior year.  As a percentage of sales, loss from operations was 12% in the current quarter compared to income from operations of 21% in the prior period.

Net loss was $2,243,550 compared to net income of $1,277,281 for the six months ended December 31, 2008 and 2007, respectively.  This is a decrease in net income of $3,520,831 compared to the prior year.  The current fiscal period amount includes a net reduction of $1,661,823 compared to $2,129,356 in the prior period for the 49.9% minority interest in NetSol Connect, and NetSol-TiG owned by another party, and the 41.32%/39.42% minority interest in NetSol PK.  Interest expense was $500,470 in the current six months as compared to $422,946 in the comparable period.  Net loss per share, basic and diluted, was $0.08, as compared to net income per share, basic and diluted of $0.06 and $0.05, respectively, for the six months ended December 31, 2008 and 2007.

The net EBITDA income was $441,505 compared to $3,333,633 after amortization and depreciation charges of $2,058,796 and $1,491,703, income taxes of $58,037 and $30,958, and interest expense of $500,470 and $422,946, respectively.  The EBITDA earning per share, basic and diluted was $0.02 for the six months ended December 31, 2008, and the EBITDA earnings per share, basic and diluted, was $0.15 and $0.14, respectively, for the six months ended December 31, 2007.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $5,416,302 at December 31, 2008 compared to $8,543,109 at December 31, 2007.

Net cash provided by operating activities amounted to $510,333 for the six months ended December 31, 2008, as compared to  $2,583,642 for the comparable period last fiscal year.  The major change was the decrease in accounts receivable, the increase in other current assets, which includes the “Revenues in excess of billings” due to several large contracts signed and progress on the contracts is over the amount that can be billed per the contract terms and the decrease in accounts payable which includes the Unearned Revenues representing the increase in maintenance contracts.

Net cash used by investing activities amounted to $5,742,451 for the six months ended December 31, 2008, as compared to $3,898,847 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $1,551,217 compared to $1,556,424 for the comparable period last fiscal year.  The increase in intangible assets which represents amounts capitalized for the development of new products was $3,023,777 and $1,479,492 for the comparable periods.

Net cash provided by financing activities amounted to $4,620,878 and $5,825,214 for the six months ended December 31, 2008, and 2007, respectively.  In the current period, the Company issued $5,849,306 in convertible notes and borrowed $3,618,590 from banks.  The six months ended December 31, 2007, included $2,707,167 from the exercise of stock options, $2,702,454 borrowed from banks, and $1,500,000 sale of common stock .

The Company currently has no specific plans to complete a significant new financing in the upcoming quarter.  We remain open to strategic relationships that provide added benefits.  The focus will remain on continuously maximizing and improving cash reserves internally and reduced reliance on external capital raising activities.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans.  Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

•	Working capital of $5.0 to $7.0 million for U.S., European and UAE new business development activities and infrastructure enhancement.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company, we will consider raising capital through equity based financing, bank financing, and warrant and option exercises. We would, however, use some of our internal cash flow to meet certain obligations as mentioned above.  However, the Company is very conscious of the dilutive effect and price pressures in raising equity-based capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

None

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2008).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In preparing the Company’s quarterly report on form 10Q for the first quarter of fiscal year 2009, it was determined that the financial statements for the periods ending June 30, 2006, June 30, 2007 and June 30, 2008 were required to be restated.  As a result of the restatement, Management initiated an additional level of financial statement review designed to materially strengthen the Company’s internal controls over financial reporting.

PART II        OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2008, a non-U.S. resident, accredited investor was issued 200,000 shares as part of the investor’s participation in the NetSol 2008 Equity Incentive Plan.

During the quarter ended December 31, 2008, holders of our Series A 7% Cumulative Convertible Preferred Stock received 19,217 shares of common stock as payment of dividends due under the terms of the Certificate of Designation.  These shares were issued in reliance on exemptions from registration available under Regulation S and D of the Securities Act of 1933, as amended.

During the quarter ended December 31, 2008, employees exercised options to acquire 37,500 shares of common stock in exchange for a total exercise price of $71,250.

STOCK REPURCHASE PLAN

The repurchases provided in the table below were made during the six months ended December 31, 2008:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 2008	—	$—	13,600	—
August 2008	—	$—	13,600	—
September 2008	148,900	$1.90	162,500	837,500
December 2008	60,000	$1.25	222,500	777,500

(1)
On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion. The stock repurchase program was extended an additional 6 months on September 24, 2008 until March 24, 2009.  To date 777,500 shares remain under the stock repurchase program.

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

NETSOL TECHNOLOGIES, INC.

Date: February 17, 2009	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer

Date: February 17, 2009	/s/Dan Lee
DAN LEE
Chief Financial Officer