Form 10-Q
period 2009-03-31
NETSOL TECHNOLOGIES INC
filed 2009-05-13
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2009

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

The issuer had 28,541,987 shares of its $.001 par value Common Stock and 1,920 shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of May 8, 2009.

Transitional Small Business Disclosure Format (check one)

Yes ☐               No   ☒

NETSOL TECHNOLOGIES, INC.

INDEX

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	As of 3/31/09	As of 6/30/08
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,481,591	$6,275,238
Restricted cash	5,000,000	-
Accounts receivable, net of allowance for doubtful accounts	11,182,706	10,988,888
Revenues in excess of billings	6,728,374	11,053,042
Other current assets	2,145,522	2,406,407
Total current assets	27,538,193	30,723,575
Property and equipment, net of accumulated depreciation	9,463,524	10,220,545
Other assets, long-term	204,823	822,672
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	12,452,357	10,837,856
Customer lists, net	1,535,328	1,732,761
Goodwill	9,439,285	9,439,285
Total intangibles	23,426,970	22,009,902
Total assets	$60,633,510	$63,776,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,833,319	$4,116,659
Current portion of loans and obligations under capitalized leases	6,103,585	2,280,110
Other payables - acquisitions	103,226	846,215
Unearned revenues	3,358,180	3,293,728
Due to officers	-	184,173
Dividend to preferred stockholders payable	49,974	33,508
Cash dividend to minority shareholders of subsidiary	-	-
Loans payable, bank	2,108,919	2,932,551
Total current liabilities	16,557,203	13,686,944
Obligations under capitalized leases, less current maturities	1,046,801	332,307
Convertible notes payable	5,786,456	-
Long term loans; less current maturities	416,341	411,608
Total liabilities	23,806,801	14,430,859
Minority interest	5,661,417	7,857,969
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; 1,920 issued and outstanding	1,920,000	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized; 26,666,987 issued and 26,438,491 outstanding as of March 31, 2009 25,545,482 issued and 25,525,886 outstanding as of June 30, 2008	26,667	25,545
Additional paid-in-capital	77,320,715	74,950,286
Treasury stock (228,496; 19,596 shares)	(396,008)	(35,681)
Accumulated deficit	(40,346,904)	(33,071,702)
Stock subscription receivable	(692,654)	(600,907)
Common stock to be issued	118,325	1,048,249
Other comprehensive loss	(6,784,849)	(2,747,924)
Total stockholders' equity	31,165,292	41,487,866
Total liabilities and stockholders' equity	$60,633,510	$63,776,694

See accompanying notes to these unaudited consolidated financial statements.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net Revenues:
Licence fees	$324,845	$2,998,867	$3,502,632	$7,769,226
Maintenance fees	1,664,492	1,482,654	4,771,519	4,556,450
Services	3,033,684	4,585,292	11,320,846	13,800,844
Total revenues	5,023,021	9,066,813	19,594,997	26,126,520
Cost of revenues
Salaries and consultants	2,629,081	2,620,722	7,652,671	7,342,743
Travel	280,390	394,841	993,290	972,998
Repairs and maintenance	81,536	99,262	290,436	332,448
Insurance	43,478	30,005	135,390	153,760
Depreciation and amortization	532,099	316,652	1,615,853	847,288
Other	917,051	522,013	2,208,265	1,341,513
Total cost of sales	4,483,635	3,983,495	12,895,905	10,990,750
Gross profit	539,386	5,083,318	6,699,092	15,135,770
Operating expenses:
Selling and marketing	629,145	898,686	2,479,509	2,817,908
Depreciation and amortization	501,239	477,630	1,476,281	1,422,181
Bad debt expense	1,772,188	-	2,420,658	3,277
Salaries and wages	773,757	1,034,784	2,697,531	2,758,434
Professional services, including non-cash compensation	257,926	125,107	877,752	424,108
General and adminstrative	862,623	781,828	2,693,451	2,277,022
Total operating expenses	4,796,878	3,318,035	12,645,182	9,702,930
Income/ (Loss) from operations	(4,257,491)	1,765,283	(5,946,090)	5,432,840
Other income and (expenses):
Gain (loss) on sale of assets	(127,558)	(891)	(308,256)	(33,044)
Interest expense	(483,501)	(121,719)	(983,971)	(544,665)
Interest income	177,771	84,431	246,607	159,869
Gain on sale of subsidiary shares	-	1,240,808	-	1,240,808
Loss on extinguishment of debt	(1,000,000)	-	(1,000,000)	-
Exchange gain /(loss) on foreign currency	8,902	388,859	1,821,754	590,170
Other income and (expenses)	15,378	59,031	47,518	118,944
Total other income (expenses)	(1,409,008)	1,650,519	(176,348)	1,532,082
Net income (loss) before minority interest in subsidiary	(5,666,500)	3,415,802	(6,122,438)	6,964,922
Minority interest in subsidiary - restated in 2008	689,584	(1,159,134)	(972,238)	(3,288,490)
Income taxes	(21,594)	(15,314)	(79,631)	(46,272)
Net income (loss)	(4,998,510)	2,241,354	(7,174,308)	3,630,160
Dividend required for preferred stockholders	(33,140)	(33,508)	(100,892)	(145,033)
Net income (loss) applicable to common shareholders	(5,031,650)	2,207,846	(7,275,200)	3,485,127
Other comprehensive income (loss):
Translation adjustment -restated in 2008	(179,358)	(634,280)	(4,036,926)	(1,065,613)
Comprehensive income (loss)	$(5,211,008)	$1,573,566	$(11,312,126)	$2,419,514

Net income (loss) per share:
Basic	$(0.19)	$0.09	$(0.27)	$0.15
Diluted	$(0.19)	$0.09	$(0.27)	$0.15
Weighted average number of shares outstanding
Basic	26,601,587	25,205,995	26,350,098	23,686,204
Diluted	26,601,587	25,665,924	26,350,098	24,146,133

See accompanying notes to these unaudited consolidated financial statements.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2009	2008
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(7,174,308)	$3,630,160
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,092,134	2,269,469
Provision for uncollectible accounts	2,420,658	3,277
Loss on sale of assets	-	33,044
Gain on sale of subsidiary shares in Pakistan	308,256	(1,240,808)
Minority interest in subsidiary - restated in 2008	972,238	3,288,490
Stock issued for services	227,516	48,163
Stock based compensation expense	147,639	24,320
Beneficial feature of convertible notes payable	17,225	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,934,511)	(2,087,736)
Increase (decrease) in other current assets	3,175,947	(4,885,181)
Increase(decrease)in accounts payable and accrued expenses	588,689	(510,968)
Net cash (used in) provided by operating activities	(158,517)	572,230
Cash flows from investing activities:
Purchases of property and equipment	(1,501,508)	(1,985,651)
Sales of property and equipment	13,376	120,436
Payments of acquisition payable	(742,989)	(879,007)
Purchase of treasury stock	(360,328)	-
Short-term investments held for sale
Increase in intangible assets	(5,281,642)	(2,219,673)
Net cash used in investing activities	(7,873,091)	(4,963,895)
Cash flows from financing activities:
Proceeds from sale of common stock	146,652	1,500,000
Proceeds from the exercise of stock options and warrants	526,569	2,800,917
Purchase of subsidary stock in Pakistan	(250,000)	1,765,615
Finance costs incurred for sale of common stock	-	(10,000)
Purchase of treasury stock	-	(25,486)
Restricted cash	(5,000,000)	-
Proceeds from convertible notes payable	6,000,000	-
Proceeds from bank loans	3,843,541	3,862,759
Payments on bank loans	(235,486)	(1,245,846)
Dividend Paid to Preferred Shareholders	(33,876)	-
Bank overdraft	161,134	-
Payments on capital lease obligations & loans - net	(467,397)	(3,462,334)
Net cash provided by financing activities	4,691,137	5,185,625
Effect of exchange rate changes in cash	(453,176)	44,390
Net increase in cash and cash equivalents	(3,793,647)	838,350
Cash and cash equivalents, beginning of period	6,275,238	4,010,164
Cash and cash equivalents, end of period	$2,481,591	$4,848,514

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	2009	2008
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$805,237	$147,996
Taxes	$4,800	$91,659

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of 100% of subsidiary	$-	$76,750
Common stock issued for dividend payable	$33,876	$189,165
Bonus stock dividend issued by subsidiary to minority holders	$615,549	$545,359
Stock issued for the conversion of Preferred Stock	$-	$2,210,000
Purchase of property and equipment under capital lease	$1,260,710	$-

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

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies North America, Inc. (“NTNA”), NetSol Technologies Limited (“NetSol UK”), NetSol-Abraxas Australia Pty Ltd. (“Abraxas”), NetSol Technologies Europe Limited (“NTE”), and its majority-owned subsidiaries, NetSol Technologies, Ltd.(“NetSol PK”), NetSol Connect (Pvt), Ltd. (“Connect”) and NetSol Innovation (Pvt) Limited (formerly TIG-NetSol (Pvt) Limited) (“NetSol-TIG”), All material inter-company accounts have been eliminated in the consolidation.

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

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

EITF Issue No. 07-5, “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6). EITF 07-5 applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether to apply EITF 00-19. EITF 07-5 does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5.

The guidance is applicable to existing instruments and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently considering the effect of this EITF on financial statements for the year beginning July 1, 2009.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the nine months ended March 31, 2009	Net Income	Shares	Per Share
Basic earning/ (loss) per share:	$(7,174,308)	26,350,098	$(0.27)

For the nine months ended March 31, 2008	Net Income	Shares	Per Share
Basic earnings per share:	$3,630,160	23,686,204	$0.15
Effect of dilutive securities
Stock options		221,129
Warrants		180,920
Convertible Preferred Shares		57,880
Diluted earnings per share	$3,630,160	24,146,133	$0.15

* As there is a loss, these securities are anti-dilutive.  The basic and diluted earnings per share  is the same for the nine months ended March 31, 2009

NOTE 5 - FOREIGN CURRENCY

The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, and NetSol-TiG use Pakistan Rupees; and Abraxas uses the Australian dollar as the functional currencies.  NetSol Technologies, Inc., and subsidiary NTNA, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses of $6,784,849 at March 31, 2009 are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the nine months ended March 31, 2009 and 2008, comprehensive gain (loss) in the consolidated statements of operations included translation loss of $(4,036,926) and $(1,065,613), respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of 3/31/09	As of 6/30/08

Prepaid Expenses	$670,118	$825,640
Advance Income Tax	412,616	356,843
Employee Advances	57,637	133,954
Security Deposit	191,967	244,409
Advance Rent	-	211,828
Tender Monay Receivable	258,763	293,943
Other Receivables	462,967	335,493
Other Assets	91,454	4,297

Total	$2,145,522	$2,406,407

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	As of 3/31/09	As of 6/30/08

Office furniture and equipment	$772,556	$1,224,340
Computer equipment	7,383,304	9,043,307
Assets under capital leases	2,499,190	1,511,311
Building	2,455,354	2,902,142
Land	1,479,917	925,210
Autos	323,254	245,855
Capital Work in Progress	646,259	1,043,765
Improvements	308,096	413,175
Subtotal	15,867,928	17,309,105
Accumulated depreciation	(6,404,404)	(7,088,560)
	$9,463,524	$10,220,545

For the nine months ended March 31, 2009 and 2008, fixed asset depreciation expense totaled $1,391,867 and $1,034,720, respectively.  Of these amounts, $877,829 and $661,114, respectively, are reflected as part of cost of goods sold.

NetSol PK has been enhancing its facilities and infrastructure as necessary.  The balance in capital work-in-progress for March 31, 2009 and June 30, 2008, was $646,259 and $1,043,765, respectively.

Assets acquired under capital leases were $2,499,190 and $1,511,311 as of March 31, 2009 and June 30, 2008, respectively.  Accumulated amortization related to those leases was $710,750 and $653,643 for the periods ended March 31, 2008 and June 30, 2008, respectively.

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

Product licenses and customer lists were comprised of the following:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2007 - cost	$14,511,208	$5,451,094	$19,962,302
Additions	4,481,077	-	4,481,077
Effect of translation adjustment	(381,578)	-	(381,578)
Accumulated amortization	(7,772,851)	(3,718,333)	(11,491,184)
Net balance - June 30, 2008	$10,837,856	$1,732,761	$12,570,617

Intangible assets - June 30, 2008 - cost	$18,992,284	$5,451,094	$24,443,378
Additions	4,525,005	352,963	4,877,968
Effect of translation adjustment	(2,180,332)	-	(2,180,332)
Accumulated amortization	(8,884,600)	(4,268,729)	(13,153,329)
Net balance - March 31, 2009	$12,452,357	$1,535,328	$13,987,685

Amortization expense:
Nine months ended March 31, 2009	$1,169,871	$530,396	$1,700,267
Nine months ended March 31, 2008	$713,766	$520,983	$1,234,749

At March 31, 2009 and 2008, product licenses, renewals, enhancements, copyrights, trademarks, and trade names, included unamortized software development and enhancement costs of $8,712,710 and $7,674,491, respectively, as the development and enhancement is yet to be completed.  Software development amortization expense was $738,024 and $186,174 for the nine months ended March 31, 2009 and 2008, respectively and is shown in “Cost of Goods Sold” in these consolidated financial statements.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	3/31/10	3/31/11	3/31/12	3/31/13	3/31/14	TOTAL
Product Licences	$1,282,687	$1,169,140	$497,044	$207,406	$207,406	$3,363,683
Customer Lists	573,927	545,756	286,226	70,593	58,827	1,535,329

	$1,856,614	$1,714,896	$783,270	$277,999	$266,233	$4,899,012

There were no impairments of the goodwill asset during the nine months ended March 31, 2009 and 2008.

NOTE 9 – OTHER ASSETS – LONG TERM

As of December 31, 2008 and June 30, 2008, one of the Company’s subsidiaries classified two of its long-term accounts receivables as other assets in the discounted net present value amounts of $367,522 and $614,446, respectively.

Total other assets, long term as of March 31, 2009 and June 30, 2008 was $204,823 and $822,672, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	As of 3/31/09	As of 6/30/08

Accounts Payable	$1,320,392	$1,468,491
Accrued Liabilities	2,795,002	2,099,693
Accrued Payroll	1,100	2,203
Accrued Payroll Taxes	400,840	176,916
Interest Payable	54,010	158,627
Deferred Revenues	721	72,240
Tax Payable	261,255	138,489

Total	$4,833,319	$4,116,659

NOTE 11 - DEBTS

A)  LOANS AND LEASES PAYABLE

Notes payable consist of the following:

	Balance at	Current	Long-Term
Name	3/31/09	Maturities	Maturities

D&O Insurance	107,099	107,099	-
Habib Bank Line of Credit	5,022,539	5,022,539	-
Bank Overdraft Facility	221,649	221,649	-
HSBC Loan	353,237	247,031	106,206
Loan Payable	310,135	-	310,135
Subsidiary Capital Leases	1,552,068	505,267	1,046,801

	$7,566,727	$6,103,585	$1,463,142

	Balance at	Current	Long-Term
Name	6/30/08	Maturities	Maturities

D&O Insurance	$41,508	$41,508	$-
E&O Insurance	28,518	28,518	-
Habib Bank Line of Credit	1,501,998	1,501,998	-
Bank Overdraft Facility	84,952	84,952	-
HSBC Loan	739,428	327,820	411,608
Subsidiary Capital Leases	627,621	295,314	332,307

	$3,024,025	$2,280,110	$743,915

In August 2007, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $1,023,850 was converted into a loan payable with a maturity of three years.  The interest rate is 7.5% with monthly payments of £15,558 or approximately $31,858. The loan outstanding as of March 31, 2009 and June 30, 2008, was $353,237 and $739,428, respectively.  Interest expense on this line of credit during the nine month periods ending March 31, 2009 and 2008, was $27,278 and $53,829, respectively.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank.  The interest rate on this line of credit is variable and was 5.30% and 4.57% at March 31, 2009, and June 30, 2008, respectively. The amount outstanding as of March 31, 2009 and June 30, 2008 was $5,022,539 and $1,501,998, respectively.  Interest expense on this line of credit during the nine month periods ending March 31, 2009 and 2008, was $144,706 and $0, respectively.

During the year ended June 30, 2008, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover Company overdrafts up to £200,000.  The annual interest rate is 3.25% over the bank’s sterling base rate, which is currently 5.00%, for an effective annual rate of 8.25%.  The amount outstanding as of March 31, 2009 and June 30, 2008, was $221,649 and $84,952, respectively.  Interest expense on this facility during the nine month periods ending March 31, 2009 and 2008, was $10,928 and $10,868, respectively.

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.  The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves.  Depreciation of assets under capital leases is included in depreciation expense for the nine months ended March 31, 2009 and 2008.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2009:

Minimum Lease Payments
Due FYE 03/31/10	$664,239
Due FYE 03/31/11	517,829
Due FYE 03/31/12	372,402
Due FYE 03/31/13	168,125
Due FYE 03/31/14	93,301
Total Minimum Lease Payments	1,815,895
Interest Expense relating to future periods	(263,827)
Present Value of minimum lease payments	1,552,068
Less: Current portion	(505,267)
Non-Current portion	$1,046,801

Following is a summary of fixed assets held under capital leases:

	As of 3/31/09	As of 6/30/08

Computer Equipment and Software	$739,818	$895,235
Furniture and Fixtures	1,004,336	62,054
Vehicles	316,357	392,727
Building Equipment	438,679	161,295

Total	2,499,190	1,511,311
Less: Accumulated Depreciation	(710,750)	(653,643)
Net	$1,788,440	$857,668

B)  BANK LOAN

The Company’s Pakistan subsidiary, NetSol PK, has a loan with a bank.  The loan is secured by the Subsidiary’s assets.  The note consists of the following:

For the nine months ended March 31, 2009:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,108,919

Total			$2,108,919

For the year ended June 30, 2008:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,932,551

Total			$2,932,551

NOTE 12 – DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

The Company has issued Series A 7% Cumulative Convertible Preferred Stock under which dividends are payable (see Note 14).  The dividend is to be paid quarterly, either in cash or stock at the Company’s election.

During the nine months ended March 31, 2008, the Company issued 95,824 shares of the Company’s common stock valued at $189,166 as payment of the dividends due.

The dividend for the nine months ended March 31, 2009 totaled $100,892.  As of March 31, 2009, $33,876 was paid with the issuance of 19,217 shares of the Company’s common stock, $33,876 was paid in cash and the remaining balance of $33,140 remains unpaid.

NOTE 13 – CONVERTIBLE NOTE PAYABLE

On July 23, 2008, the Company entered into a Convertible Note with three investors with a total value of $6,000,000. The note matures in 3 years and has an interest rate of 7% per annum that is payable semi-annually. The note could be converted into common shares at a conversion rate of $3.00 per share. The fair market value of the shares at the date of signing was $2.90; therefore, no beneficial conversion feature expense was recorded on the transaction. No warrants were issued in connection with this note. The Convertible Note contains full-ratchet anti-dilution protection.  However, despite this protection, at no time shall the Company issue shares as part of a conversion or other event contained in the Convertible Note where the resulting issuance would require issuance in violation of Nasdaq rules.

In January 2009, the Company entered into a waiver agreement (the “Waiver”) with holders of the Convertible Notes Payable (the “Holders”) to modify the terms and conditions of the original note.  Under the Waiver, Holders waived their right to full-ratchet anti-dilution protection and participation in future financings in consideration for a new conversion rate of $0.78 per common share and four equal quarterly cash installment payments from the Company of $250,000 each, beginning January 2009. Since this was an extinguishment of the existing contract, the company accounted for beneficial conversion feature of $230,769 which will be amortized over the remaining life of the contract. As on March 31, 2009, total amount amortized was $17,225. The Company accrued $1,000,000 under the waiver agreement as loss on extinguishment of debt during the nine month period March 31, 2008.

The Company incurred $175,000 in finder’s fees and consulting costs which was amortized over the life of the Notes. However, after extinguishment of the existing note in the current quarter, the unamortized portion of $132,589 was fully expensed out in this quarter. The convertible note payable is recorded as net of unamortized beneficial conversion feature of $213,544 at March 31, 2009.

The Convertible Notes entered into by and between the Company and the Holders includes certain conditions.  Specifically, the Note does not permit interest to be paid in shares of common stock if such at the time the interest is due the Equity Conditions are not met or, there has been an Event of Default, in such instances, the Company must make cash interest payments. So long as the principal is due, the Company may not, without prior approval of 75% of the Holders, incur indebtedness senior to the Holders.  A failure to follow this covenant would result in an Event of Default.  If an Event of Default occurs and is continuing with respect to any of the Notes, the Holder may declare all of the then outstanding Principal amount of this note and all other notes held by the Holder, including any interest due thereon, to be due and payable immediately.  In the event of such acceleration, the amount due and owing to the Holder shall be the greater of (1) 125% of the outstanding Principal Amount of the Notes held by the Holder (plus all accrued and unpaid interest, if any) and (2) the product of (A) the highest closing price for the five (5) Trading days immediately preceding the Holder’s acceleration and (B) the Conversion Ratio.  In either case the Company shall pay interest on such amount in cash at the Default Rate to the Holder if such amount is not paid within 7 days of Holder’s request.  The remedies under this Note shall be cumulative. Failure to comply with the terms of the Note, the Purchase Agreement and the Investor Rights Agreement may result in an Event of Default hereunder.

During the nine month period ended March 31, 2009, interest expense on these notes was $289,333.

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

Ciena Solutions, LLC.

On October 31, 2008, the Company entered into an agreement to purchase 100% of the membership interests of Ciena Solutions, LLC, a California limited liability corporation.  Under the terms of the agreement, the Company paid a deposit of $350,000 to the two members for the purchase with the full purchase price to be determined based on the performance of the new entity over the following four years.  No assets or liabilities were picked up by the Company at the acquisition, excluding the rights to the existing contracts.  As the effects of this transaction are insignificant to the consolidated financial statements, no pro forma information has been provided.

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

SERVICES, ACCRUED EXPENSES, AND PAYABLES

In October 2006, the Company entered into an agreement with an employee whereby the Company agreed to issue a total of 35,000 shares of the Company’s restricted common stock valued at $132,650; vesting over one year on a quarterly basis.  During the year ended June 30, 2008, 17,500 shares were vested and issued valued at $66,324were issued to the employee.  During the nine months ended March 31, 2009, 17,500 became vested and were issued to the employee.

In June 2008, the Company entered into an agreement with a consultant whereby the Company agreed to issue a total of 20,000 shares of the Company’s restricted common stock valued at $56,600 for services rendered.  As of June 30, 2008, the stock had not been issued and was shown in “Stock to be Issued”.  In July 2008, these shares were issued.

On March 9, 2009, the Company entered into a consulting agreement with a consultant, whereby the Company agreed to issue a total of 300,000 shares to the consultant.  During the quarter ended March 31, 2009, 100,000 shares valued at $30,000 were earned under the terms of the agreement and the expense recorded in these accompanying financial statements.  The 100,000 shares are shown in “Stock to be Issued”.

OPTIONS AND WARRANTS EXERCISED

During the nine months ended March 31, 2009, the Company issued 324,008 shares of its common stock for the exercise of options valued at $555,493.

During the nine months ended March 31, 2009, the Company issued 51,515 shares of its common stock for the exercise of warrants valued at $99,424.

TREASURY STOCK

On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  During the year ended June 30, 2008, the Company had repurchased a total of 13,600 shares on the open market valued at $25,486.  The balance as of June 30, 2008 was $35,681.  During the nine months ended March 31, 2009, the Company purchased an additional 208,900 shares on the open market valued at $360,328.  The balance as of March 31, 2009 was $396,008.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

The balance at June 30, 2008 was $600,907.  During the nine months ended March 31, 2009, $150,000 was collected and $241,747 of new receivables were issued.  The balance at March 31, 2009 was $692,654.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following:

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2007	7,102,363	$0.75 to $5.00	$129,521
Granted	20,000	$1.60
Exercised	(869,938)	$0.75 to $2.55
Expired	(180,000)	$0.75
Outstanding and exercisable, June 30, 2008	6,072,425	$0.75 to $5.00	$1,717,608
Granted	1,958,500	$1.60 to $5.00
Exercised	(324,008)	$0.75 to $5.00
Expired	-
Outstanding and exercisable, March 31, 2009	7,706,917	$0.75 to $5.00	$-

Warrants:
Outstanding and exercisable, June 30, 2007	3,002,725	$1.65 to $5.00	$58,091
Granted	378,788	$1.65
Exercised	(1,269,199)	$1.65 to $3.30
Expired	(120,000)	$2.50 to $5.00
Outstanding and exercisable, June 30, 2008	1,992,314	$1.65 to $5.00	$1,206,095
Granted	-
Exercised	(51,515)	$1.93
Expired	-
Outstanding and exercisable, March 31, 2009	1,940,799	$1.65 to $3.70	$-

The following is a summary of the status of options and warrants outstanding at March 31, 2009:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
$0.01 - $0.99	1,806,000	9.71	0.65
$1.00 - $1.99	2,045,917	6.31	1.88
$2.00 - $2.99	3,055,000	6.02	2.69
$3.00 - $5.00	800,000	5.04	4.24

Totals	7,706,917	6.86	2.16

WARRANTS:
$1.00 - $1.99	1,476,137	2.71	1.79
$3.00 - $5.00	464,662	0.40	3.31

Totals	1,940,799	2.16	2.15

OPTIONS

During the nine months ended March 31, 2008, 20,000 options were granted to two officers with an exercise price of $1.60 per share and an expiration date of ten years, vesting immediately.  Using the Black-Scholes method to value the options, the Company recorded $24,320 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	4.5%
Expected life	10 years
Expected volatility	65%

During the quarter ended September 31, 2008, the Company granted 100,000 options to an employee with an exercise price of $1.65 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $89,700 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.0%
Expected life	0.25 years
Expected volatility	106%

During the quarter ended March 31, 2009, the Company granted 45,000 options to two employees with an exercise price of $0.75 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $8,100 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.0%
Expected life	0.25 years
Expected volatility	141%

During the nine months ended March 31, 2009, the Company granted 1,800,000 options to three officers in exchange for an agreement to reduce total compensation. Such options vest quarterly over a one-year period. A non-cash stock compensation charge of $49,839 is recorded during the nine month period ended March 31, 2009.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	3.8%
Expected life	10 years
Expected volatility	138%

On March 9, 2009, the Company entered into a consulting agreement whereby the consultant, in exchange for the services set forth in the agreement, would receive shares of common stock of the Company as compensation.  A total of 300,000 shares will be issued as an incentive for new business development activities. As per the terms the Company recorded 100,000 shares as shares to be issued as at March 9, 2009 (agreement execution date) amounting to $30,000 in the accompanied financial statements.

WARRANTS

On October 11, 2006, the Company entered into an agreement with a consultant whereby the Company agreed to grant the consultant a total of 100,000 warrants with an exercise price of $1.85 and 100,000 warrants with an exercise price of $3.70.  The warrants vest equally over the term of the agreement on a quarterly basis commencing on January 11, 2007 and vest only upon completion of the quarter’s service as earned.  The warrants are exercisable until October 10, 2011.  As of March 31, 2009, none of the warrants had vested as no services were performed and therefore, no expense was recorded.

In October 2007, the investors exercised the “green shoe” clause and the Company sold them 757,576 shares of the Company’s common stock valued at $1,250,000.  In addition as part of the agreement, the investors were granted 378,788 warrants with an exercise price of $1.65 and expire in five years.  No warrants have been exercised as of March 31, 2009.

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

	2009	2008
Revenues from unaffiliated customers:
North America	$4,045,050	$3,153,066
Europe	3,339,633	5,272,598
Asia - Pacific	12,210,314	17,700,856
Consolidated	$19,594,997	$26,126,520

Operating income (loss):
Corporate headquarters	$(3,189,499)	$(2,617,524)
North America	(1,507,871)	(252,458)
Europe	(1,906,413)	925,421
Asia - Pacific	657,693	7,377,401
Consolidated	$(5,946,090)	$5,432,840

Net income (loss) before minority interest after tax
Corporate headquarters	$(4,649,335)	$(1,580,134)
North America	(1,585,872)	(253,215)
Europe	(1,939,738)	867,620
Asia – Pacific	1,972,876	7,884,379
Consolidated	$(6,202,069)	$6,918,650

		June 30 2008
Identifiable assets:
Corporate headquarters	$18,096,654	$16,566,612
North America	3,064,557	1,920,508
Europe	4,222,619	6,233,480
Asia – Pacific	35,249,680	39,056,094
Consolidated	$60,633,510	$63,776,694

Depreciation and amortization:
Corporate headquarters	$1,079,174	$1,051,595
North America	347,745	121,525
Europe	480,695	211,523
Asia – Pacific	1,184,520	884,826
Consolidated	$3,092,134	$2,269,469

Capital expenditures:
Corporate headquarters	$1,020	$4,189
North America	97,404	51,882
Europe	43,448	52,570
Asia – Pacific	1,359,636	1,877,010
Consolidated	$1,501,508	$1,985,651

Net revenues by our various products and services provided are as follows:

	For the Nine Months
	Ended March 31,
	2009	2008
Licensing Fees	$3,502,632	$7,769,226
Maintenance Fees	4,771,519	4,556,450
Services	11,320,846	13,800,844
Total	$19,594,997	$26,126,520

NOTE 16 - MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries.  The balances of the minority interests are as follows:

SUBSIDIARY	MIN INT BALANCE AT 3/31/09	MIN INT BALANCE AT 6/30/08

PK Tech	$4,584,551	$6,309,918
NetSol-Innovation	1,011,946	1,365,855
Connect	64,921	182,196

Total	$5,661,417	$7,857,969

NetSol PK

In August 2005, the Company’s wholly-owned subsidiary, NetSol PK became listed on the Karachi Stock Exchange in Pakistan.  The Initial Public Offering (“IPO”) sold 13,986,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 39.42%.   Net proceeds of the IPO were $4,890,224.  As a result of the IPO, the Company is required to show the minority interest of the subsidiary on the accompanying consolidated financial statements.  The minority interest percentage as of June 30, 2008 and March 31, 2009 is 41.32%.

For the nine months ended March 31, 2009 and 2008, the subsidiary had net income of $1,762,391 and $6,511,184, of which $728,220 and $2,590,102, respectively, was recorded against the minority interest. The balance of the minority interest at March 31, 2009 was $4,584,551.

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

NetSol-TiG:

In December 2004, the Company forged a new and a strategic relationship with a UK based public company TiG Plc. A Joint Venture was established by the two companies to create a new company, NetSol Innovation (Pvt) Limited (previously TiG NetSol Pvt Ltd.)(“NetSol-TiG”), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG.  The agreement anticipates TiG’s technology business to be outsourced to NetSol’s offshore development facility.

During year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 and the new subsidiary began operations during the quarter ended March 31, 2005.

For the nine months ended March 31, 2009 and 2008, the subsidiary had net income of $556,127 and $1,388,747, of which $277,507, and $692,985 was recorded against the minority interest, respectively.  The balance of the minority interest at March 31, 2009 was $1,011,946.

On October 22, 2008, the subsidiary’s board of directors authorized a cash dividend of 67,446,500 Pakistan Rupees (“pkr”) or approximately $874,817.  Of this amount, the Company is due 34,073,972 pkr or approximately $441,958.  The net value to the minority holders is approximately $432,859 and is reflected on these unaudited consolidated financial statements.

On September 26, 2007, the subsidiary’s board of directors authorized a cash dividend of 100,000,000 pkr  or approximately $1,651,522.  Of this amount, the Company is due 50,520,000 pkr or approximately $834,349.  The net value to the minority holders is approximately $817,173 and is reflected on these unaudited consolidated financial statements.

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

For the nine months ended March 31, 2009 and 2008, the subsidiary had net income (loss) of ($67,112) and of $12,391, respectively, of which ($33,489) and $6,183 respectively, was recorded against the minority interest.  The balance of the minority interest at March 31, 2009 was $64,921.

NOTE 17 – RESTATEMENT

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

The Company filed its restated financial statements for the year ended June 30, 2008 with the Securities and Exchange Commission on November 10, 2008. As a result of the restatement, the Company determined that the previously issued interim financial statements for the nine months ended March 31, 2008 should be restated. The net income for the three and nine month periods ended March 31, 2008 was overstated by $60,430 and $169,448, respectively.

The effect of restatement is shown below:

	As reported 6/30/08	As Restated 6/30/08
BALANCE SHEET:
Minority Interest	$6,866,514	$7,857,969

Additional Paid-in Capital	$76,456,697	$74,950,286

Accumulated Deficit	(32,067,003)	(33,071,702)

Other comprehensive loss	(4,267,579)	(2,747,924)

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	As reported 3/31/08	As Restated 3/31/08	As reported 3/31/08	As Restated 3/31/08

STATEMENT OF OPERATIONS:
Net income (loss) before minority interest in subsidiary	3,415,801	3,415,802	$6,964,921	$6,964,922
Minority interest in subsidiary	(1,098,703)	(1,159,134)	(1,756,509)	(3,288,490)
Income taxes	(15,314)	(15,314)	(46,272)	(46,272)
Net income (loss)	2,301,784	2,241,354	5,162,140	3,630,160
Dividend required for preferred stockholders	(33,508)	(33,508)	(145,033)	(145,033)
Subsidiary dividend (minority holders portion)	-	-	(817,173)	-
Bonus stock dividend (minority holders portion)		-	(545,359)	-
Net income (loss) applicable to common shareholders	2,268,276	2,207,846	3,654,575	3,485,127
Other comprehensive loss:
Translation adjustment	(910,838)	(634,280)	(1,401,831)	(1,065,613)
Comprehensive income (loss)	$1,357,438	$1,573,566	$2,252,744	$2,419,514
Net income (loss) per share:
Basic	$0.09	$0.09	$0.21	$0.15
Diluted	$0.09	$0.09	$0.21	$0.15
Weighted average number of shares outstanding
Basic	25,205,995	25,205,995	23,686,204	23,686,204
Diluted	25,665,924	25,665,924	24,146,133	24,146,133

STATEMENT OF CASH FLOWS:	For the Nine Month Periods Ended
	As reported 3/31/08	As Restated 3/31/08
Net Income	$5,162,140	$3,630,160

Minority Interest in subsidary	$1,756,509	$3,288,490

Net cash provided by (used in) operating activities	$572,229	$572,229

NOTE 18 - SUBSEQUENT EVENTS
NetSol Technologies, Inc., signed a definitive joint venture agreement with a Saudi Arabia based company, Atheeb Group Ltd., on April 7, 2009. NetSol Technologies, Inc., forged a majority owned joint venture with Atheeb Group of the Kingdom of Saudi Arabia (“KSA”). NetSol owns 50.1% and Atheeb owns 49.9% of the newly created Atheeb NetSol, Ltd. entity to be based in Riyadh, Saudi Arabia. Atheeb has been in operation since 1985 and has major businesses in defense, public works, telecom, financial, transportation and agriculture.

Subsequent to the end of the quarter, employees of the Company participated in a restricted common stock purchase plan. The plan permits accredited employees to make purchases in value up to $1 million. The shares purchased in this plan as of May 08, 2009 total 1,408,974.

 Item 2.        Management's Discussion and Analysis
The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31, 2009.

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

INTRODUCTION

NetSol Technologies, Inc. (“NetSol” or the “Company”) (NasdaqCM: NTWK) (DIFX: NTWK) is a US worldwide provider of global business services and enterprise application solutions. NetSol uses its BestShoring™ practices and highly-experienced resources in analysis, development, quality assurance, and implementation to deliver high-quality, cost-effective solutions. Organized into specialized practices, these product and services offerings include portfolio management systems for the financial services industry, consulting, custom development, systems integration, and technical services for the global Healthcare, Insurance, Real Estate, and Technology markets. NetSol's commitment to quality is demonstrated by its achievement of the ISO 9001, ISO 279001, and SEI (Software Engineering Institute, Carnegie Mellon University, USA) CMMi (Capability Maturity Model) Level 5 assessments, a distinction shared by fewer than 100 companies worldwide. NetSol offers SAP and Business Objects consulting and implementation services and is a Certified SAP Business Objects Partner. NetSol Technologies' clients include Fortune 500 manufacturers, global automakers, financial institutions, technology providers, and governmental agencies. Founded in 1996, NetSol is headquartered in Emeryville, California with a small  corporate office in Calabasas, California; Horsham, United Kingdom; Sydney, Australia; Beijing, China; Lahore, Islamabad, and Karachi, Pakistan; and, Bangkok, Thailand.

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

NetSol combines domain expertise, not only with lowest cost blended rates from its design centers and campuses located around the world, but also with the guarantee of localized program and project management while minimizing any implementation risk associated with a single service center.  Our BestShoring™ approach, which we consider a unique and cost effective global development model, is leading the way into the 21st century, providing value-added Solutions for Global Business Services through a win-win partnership, rather than the traditional outsourced vendor framework.  Our focus “Solutions” serves to ensure the most favorable pricing while delivering in-depth domain experience.  NetSol currently has locations in Bangkok, Beijing, Lahore, London, the San Francisco Bay Area, and Sydney to best serve its clients and partners worldwide.  This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring delivers BestSolutionTM”.

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

Business successes continued through March 31, 2009 include:

●The execution of a new license contract with a leading Australian leasing company
●Won another information security contract with a leading cellular company in Pakistan
●Sold the Hospital Management Suite to Maroof Hospital – Pakistan
●Toyota Motor Finance China went live with NetSol Financial Suite
●Independent Software Review project executed for BMW Japan
●Signed off on a hosting agreement with Rackspace for NTNA
●Signed off a NetSol Financial Suite sale with a major global Japanese automaker for the Mexican market
●Enhanced maintenance and customization revenue with existing North American customers
●Signed off with an Africa based business partner to sell Evolve and the NetSol Financial Suite offering

PLAN OF OPERATIONS

Management undertook major steps to counter the deep effect of global recession, such as:

o
Reduced headcount by 140 employees in all three key locations in Pakistan, the United Kingdom and the US. Almost 90% of downsizing took place in Pakistan and in the United Kingdom. The Company’s total headcount is approximately 750 people.

o	Senior management compensation, benefits and perquisites were reduced by an average of 20% across the Company, while the CEO and Chairman voluntarily cut his compensation by 33%.
o
Earlier this year, the senior management had voluntarily forfeited approximately $400,000 of earned cash bonuses. In addition, senior officers agreed to the cancellation of option grants awarded by the Board in 2008 to further reduce the expense.

o
To achieve further cost rationalization and improve operating efficiencies the geographic operating areas were realigned globally. Two new areas were created by merging NTE with NTNA and named Region 1. All remaining markets of Asia Pacific, the Middle East and Southeast Asia remain in Region 2.

o	By combining both European operations with the US, we expect further streamlining of the cost base as well as optimum utilization of NetSol Center of Excellence, CMMi Level 5 technology campus.
o
Revamped sales organization from several departments into one group. The newly created global sales organization under one global sales director, centrally headquartered in the UK, would provide much improved visibility and traction in all key markets worldwide.

o
In wake of this deep recession, Region 1, headquartered in Emeryville, California, has aggressively begun the process of either renegotiating the rental costs and/or subleasing a portion of the space. Management believes that the net effect of cost rationalization in operating expenses and general and administrative overheads will be fully reflected from the fourth quarter of fiscal year 2009.

o
Some marketing and new projects activities had to be slowed down due to the poor economy but the most strategic new products development and research and development activities has increased. Management’s vision is that a one product global solution is the key initiative that will place NetSol in the next level of critical mass solutions providers.

Business Development Activities:

•
NetSol launched a long term strategy in 2008 to get NetSol brand and name recognition in UAE and GCC States by a dual listing on DIFX (now NASDAQ DUBAI, exchange). A major breakthrough in this strategy was achieved when a joint venture agreement was reached with a very well established Kingdom of Saudi Arabia (KSA) based business conglomerate. NetSol Technologies, Inc., forged a majority owned joint venture with Atheeb Group of the Kingdom of Saudi Arabia (“KSA”). NetSol owns 51% and Atheeb owns 49% of the newly created Atheeb NetSol, Ltd. entity to be based in Riyadh, Saudi Arabia. Atheeb has been in operation since 1985 and has major businesses in defense, public works, telecom, financial, transportation and agriculture. By partnering with Ahteeb through a joint venture NetSol has access to not only major local projects in key sectors but also in regional economies in GCC states, Central Asia and Africa. The influence and reputation of Atheeb in the KSA and regional markets is compelling and NetSol expects to benefit handsomely in coming years. The joint venture will fully utilize NetSol PK’s Lahore based center of excellence, CMMi Level 5 technology campus.

•
NetSol has been actively pursuing another joint venture with a major commercial business group in Latin America. The objective is to diversify and expand NetSol software programming and delivery capabilities in emerging economies of Latin America. This initiative has been slated to provide a second delivery location to support NetSol Americas existing and new customers under the Bestshoring™ model. Upon successfully reaching a majority owned joint venture with this group in Latin America, NetSol will be able to leverage cost arbitrage and local presence in a stable region.

•
The acquisition of Ciena Solutions or SAP services has been effectively integrated with NetSol’s operation. Our new SAP services and offerings are being marketed to our existing US based clients and new markets to establish a key new vertical.

•
By expanding into the Americas, NetSol sees a strong opportunity to establish its brand recognition and create critical mass in the Americas.   Despite the recession and consolidations in the U.S., NetSol has embarked on an aggressive strategy to reposition and rebrand NetSol for the U.S markets. For example NetSol is strategically rolling out offerings of the NetSol Financial Suite to our global auto manufacturers, whether captive or non-captive, in the North and South American markets.   NetSol sees a new market in Mexico, Brazil, Costa Rica and many countries in Latin America as mature and emerging  as well as ripe for its flagship LeaseSoft applications and NFS.

•
Management envisions a major growth in the Chinese market as it continues to have the strongest economic indicators amongst the major industrial countries. We are expanding the Beijing office and adding local staff. Our current five multi-national customers in China have begun to expand their relationship with NetSol.   Management anticipates a break through with Chinese companies for NetSol Financial Suite in coming months.

•
The European economy has shown serious decline and the severe impact of consolidation and budget cuts have started to intensely affect our business there. The European markets are expected to remain sluggish and we will hold off any further investment until next year.

Top Line Growth through Investment in organic marketing activities.  NetSol marketing activities will continue to:

•	Build and expand in North America market by hiring experienced talent that has come available due to recession.
•	Diversify in new verticals of services in North America such as healthcare, SAP consulting and public sectors.
•	Enhanced sales activities to revive momentum and pipeline of NetSol Financial Suite in APAC, Europe and in the Americas.
•	Further extending services offerings to existing 30 plus US customers.
•	Penetrate into the Chinese market by growing infrastructure and staff.
•	Optimize Lahore center of excellence in emerging and growing markets in Middle East.
•	Further penetrate the Australian market in captive and non-captive sectors.
•	Accelerate and grow new business through joint ventures and alliances.

Funding and Investor Relations:

•	Launch a new IR/PR marketing campaign in the US market after the fiscal year 2009 results.
•	Reach out to new small cap funds, sell side analysts and institutions.
•	Present 2-3 major investors conferences in summer and fall 2009.
•	Improve cash internally through option exercises and employee stock purchase plans.
•	Enhance and streamline collections from customers to further improve capital.
•	Upon regaining profitability in NetSol PK, explore possibilities of monetizing the currency in PK while maintaining majority position at minimum.
•	Seeking the participation of strategic value added business partners, such as joint venture partners, to invest in the Company and support their long term relationship with the Company.

Improving the Bottom Line:

•	Continue consolidation and reevaluating operating margins as an ongoing activity.
•	Streamline further cost of goods sold to improve gross margins to historical levels over 50%, as sales ramp up.
•	Generate much higher revenues per developer and service group, enhance productivity and lower cost per employee overall.
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.
•	Grow process automation and leverage the best practices of CMMi level 5.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Realignment of business units and restructuring of subsidiaries to improve both operating and net margins.
•	Reduced General & Administrative expense and expenses of marketing programs.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect.  Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes.

In a quest to continuously improve its quality standards, NetSol is frequently assessed by Carnegie Mellon University to maintain its CMMi Level 5 quality certification.  We believe that the CMMi standards achievement is a key reason in NetSol’s demand surge worldwide. We remain convinced that this trend will continue for all NetSol offerings promoting further beneficial alliances and increasing the number and quality of our global customers.  The quest for quality standards is a key to NetSol overall sustainability and success.  In 2008 NetSol became ISO 27001 certified, a global standard and a set of best practices for Information Security Management.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol

Positive trends:

•	The global recession and consolidations has opened doors for low cost solution providers such as NetSol.

•	The global economic pressures and recession has shifted IT processes and technology to utilize both offshore and onshore solutions providers, to control the costs and improve ROIs.

•
New trends in the most emerging and newest markets. There has been a noticeable new demand of leasing and financing solutions as a result of new buying habits and patterns in the Middle East, Eastern Europe and Central America.

•	Access to excellent talent at affordable salaries globally with much reduced turnover.

•
The surge of joint ventures in emerging markets is growing and is beneficial to both parties, representing strengths with core competencies without any overlap. Thus mitigating the risk of starting fresh in untested territories with modest investments.

•	Global opportunities to diversify delivery capabilities in new emerging economies that offer geopolitical stability and low cost IT resources reducing dependency upon Lahore technology campus.

•
Positive growth and resiliency indicators of domestic economy in Pakistan, primarily a cash based economy, and not dependent on credit markets leading to renewed optimism for growth in local public and private sectors.

•	Continued momentum in defense sectors in Pakistan due to geopolitical challenges facing Pakistan. NetSol has partnership with a major international defense contractor to bid in Pakistan.

•
Our global multi-national clients have continued to pursue deeper relationship in newer regions and countries. This reflects our customers’ dependencies and satisfaction with our NetSol Financial Suite.

•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 year tax holiday on IT exports of services. There are 7 more years remaining on this tax incentive.

•	Cost arbitrage, labor costs still very competitive and attractive when compared with India. Pakistan is significantly under priced for IT services and programmers as compared to India.

•	Latest comments by the Federal Reserve on anticipated upturn in economy by year end 2009.

Negative trends:

•	Dramatic and deep global recession has created a serious decline in business spending causing deep budget cuts for many of the Company’s target verticals.

•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems.

•	Corporate earnings losses and liquidity crunch causing delays in the receivables from few clients.

•	Seriously troubled US auto sectors, banking and retail sectors, thus elongating both the sales and closing cycles.

•	Domestic political and extremism challenges facing Pakistan, has reduced foreign travels and foreign direct investment or FDI.

•	An economic turnaround may take 1-2 years worldwide.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  During the fiscal years ended December 31, 2008 and 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CHANGES IN FINANCIAL CONDITIONS

Quarter Ended March 31, 2009 as compared to the Quarter Ended March 31, 2008:

Net revenues and income for the quarter ended March 31, 2009 and 2008 are broken out among the subsidiaries as follows:

	For the three months ended			For the three months ended
	March 31,			March 31,
	2009			2008
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$(2,274,054)	$-	0.00%	$405,152

North America:
Netsol Tech NA	1,434,775	28.56%	(541,195)	871,548	9.61%	(293,305)
	1,434,775	28.56%	(541,195)	871,548	9.61%	(293,305)

Europe:
Netsol UK	-	0.00%	(767,984)	488,129	5.38%	429,192
Netsol Tech Europe	775,515	15.44%	(304,373)	1,578,325	17.41%	32,508
	775,515	15.44%	(1,072,357)	2,066,454	22.79%	461,700

Asia-Pacific:
Netsol Tech (PK)	2,014,972	40.11%	(1,851,918)	4,859,128	53.59%	2,418,136
Netsol-Innovation	591,420	11.77%	82,696	989,268	10.91%	413,454
Netsol Connect	177,797	3.54%	(25,606)	211,520	2.33%	6,756
Netsol-Abraxas Australia	28,542	0.57%	(5,660)	68,895	0.76%	(11,405)
	2,812,731	56.00%	(1,800,488)	6,128,811	67.60%	2,826,941

Total Net Revenues	$5,023,021	100.00%	$(5,688,094)	$9,066,813	100.00%	$3,400,488

The following table sets forth the items in our unaudited consolidated statement of operations for the  three months ended March 31, 2009 and 2008 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2009		2008
	(Unaudited)		(Unaudited)
			(Restated)
		%		%
Revenues:
Licence fees	$324,845	6.47%	$2,998,867	33.08%
Maintenance fees	1,664,492	33.14%	1,482,654	16.35%
Services	3,033,684	60.40%	4,585,292	50.57%
Total revenues	5,023,021	100.00%	9,066,813	100.00%
Cost of revenues
Salaries and consultants	2,629,081	52.34%	2,620,722	28.90%
Travel	280,390	5.58%	394,841	4.35%
Repairs and maintenance	81,536	1.62%	99,262	1.09%
Insurance	43,478	0.87%	30,005	0.33%
Depreciation and amortization	532,099	10.59%	316,652	3.49%
Other	917,051	18.26%	522,013	5.76%
Total cost of sales	4,483,635	89.26%	3,983,495	43.93%
Gross profit	539,386	10.74%	5,083,318	56.07%
Operating expenses:
Selling and marketing	629,145	12.53%	898,686	9.91%
Depreciation and amortization	501,239	9.98%	477,630	5.27%
Bad debt expense	1,772,188	35.28%	-	0.00%
Salaries and wages	773,757	15.40%	1,034,784	11.41%
Professional services, including non-cash compensation	257,926	5.13%	125,107	1.38%
General and adminstrative	862,623	17.17%	781,828	8.62%
Total operating expenses	4,796,878	95.50%	3,318,035	36.60%
Income (loss) from operations	(4,257,491)	-84.76%	1,765,283	19.47%
Other income and (expenses):
Gain (loss) on sale of assets	(127,558)	-2.54%	(891)	-0.01%
Interest expense	(483,501)	-9.63%	(121,719)	-1.34%
Interest income	177,771	3.54%	84,431	0.93%
Loss on extinguishment of debt	(1,000,000)	-19.91%	-	0.00%
Gain on sale of subsidiary shares	-	0.00%	1,240,808	13.69%
Translation gain /(loss) on foreign currency	8,902	0.18%	388,859	4.29%
Other income and (expenses)	15,378	0.31%	59,031	0.65%
Total other income (expenses)	(1,409,008)	-28.05%	1,650,519	18.20%
Net income (loss) before minority interest in subsidiary	(5,666,500)	-112.81%	3,415,802	37.67%
Minority interest in subsidiary	689,584	13.73%	(1,159,134)	-12.78%
Income taxes	(21,594)	-0.43%	(15,314)	-0.17%
Net income (loss)	(4,998,510)	-99.51%	2,241,354	24.72%
Dividend required for preferred stockholders	(33,140)	-0.66%	(33,508)	-0.37%
Net income (loss) applicable to common shareholders	(5,031,650)	-100.17%	2,207,846	24.35%

Net revenues for the quarter ended March 31, 2009 were $5,023,021 as compared to $9,066,813 for the quarter ended March 31, 2008. This reflects a decrease of $4,043,792 or 44.6% in the current quarter as compared to the quarter ended March 31, 2008. Revenue from services, which includes consulting and implementation, decreased 33.84% from $4,585,292 to $3,033,684. License revenues decreased 89.17% from $2,998,867 to $324,845. Maintenance revenues grew by12.26% over the comparable quarter in fiscal 2009. The decline in overall revenues is primarily a result of the delay of purchasing decisions for high value software licenses or business services, related to the global economic slowdown. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million). This is now expected to occur within the next few quarters. NetSol in Pakistan has been pre-qualified to participate in several public sector projects. The most significant is the World Bank funded Land Record Management Information Systems or LRMIS. This project has a World Bank grant of $300 million in Pakistan and NetSol was given two pilot projects in the province of Punjab in 2007, and one in 2008 in Islamabad, and we anticipate winning key projects in this area in the next few quarters.  While management believes that the Company remains one of the leading candidates to win these projects there is no assurance when and if these projects will be awarded.  The Company is contending for defense related contracts in partnership with a major US contractor but again there is no assurance when and if these contracts will be awarded to NetSol.

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

During the quarter ended March 31, 2008, in our APAC division, a major automotive captive in Hong Kong went live with our LeaseSoft Solution. NetSol also won a contract to design and implement an IT system for a major public sector hospital. This opportunity for NetSol represents a new business sector vertical for the Company, focused on the development and implementation of Hospital Management Systems (HMS). NetSol will be collaborating on this project with a partner organization that specializes in process automation for the healthcare sector and related services through its indigenously developed software applications.  Due to the political crises in Pakistan that surged in the quarter ended March 31, 2009, NetSol’s local business slowed down.  But in spite of this there was no disruption in our development technology campus as we delivered our services unhindered; however we did experience some decline in new business activity in the local market.

The gross profit was $539,386 in the quarter ending March 31, 2009 as compared with $5,083,318 for the same quarter of the previous year a decrease of 89.39% or $4,543,932. The gross profit percentage for the quarter decreased to 10.74% from 56% in the quarter ended March 31, 2008. The cost of sales was $4,483,635 in the current quarter compared to $3,983,495  in the comparable quarter of fiscal 2009.  The steep decline of gross margins is the result of a sharp decline in new license sales and also to the integration of Ciena Solutions acquired consultants into cost of services sold. As a percentage of sales, it increased from 43.93% for the quarter ended March 31, 2008 to 89.26% in the current quarter. Salaries and consultant fees increased slightly by $8,359 from $2,620,722 in the prior comparable quarter to $2,629,081, and as a percentage of sales, it increased from 28.9% in the prior comparable quarter to 52.34% in the current quarter. The gross profit margin may improve as the operations in Horsham, UK and Emeryville, CA, US continue to be fully integrated and cost savings are achieved. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it has situated itself for increased growth organically as indicated in the increase in depreciation, amortization and other expenses in cost of revenues..

Operating expenses were $4,796,878 for the quarter ending March 31, 2009 as compared to $3,318,035, for the corresponding period last year for an increase of $1,478,843. The increase of operating expenses in this period is mostly due to a bad debt  provision expense of $1,772,188, while salaries and sales expenses reduced by approximately $530,000 in the quarter. In the current days of deep recession and global financial crisis, the management has taken a very prudent approach by providing for its certain long outstanding receivable. The operating expenses, as a percentage of sales it increased from 37% to 96%. Depreciation and amortization expense amounted to $501,239 and $477,630 for the quarter ended March 31, 2009 and 2008, respectively.  Combined salaries and wage costs were $773,757 and $1,034,784 for the comparable periods, respectively, or a decrease of $261,027 from the corresponding period last year. This is due to company’s efforts toward cost reduction. As a percentage of sales, these costs increased moderately to 15.4% from 11.41%. General and administrative expenses were $862,623 and $781,828 for the quarters ended March 31, 2009 and 2008, respectively, an increase of $80,795 or 10%. This increase in general and administrative expenses was due to the new lease for our global headquarters in Emeryville, California. As a percentage of sales, these expenses were 17% in the current quarter compared to 8.7% in the comparable quarter.

Selling and marketing expenses were $629,145 and $898,686, in the quarter ended March 31, 2009 and 2008, respectively.  Although this reflects a 29.99% decrease or $269,541 in terms of percentage of sales increased to 12.53% from 9.91%.  Though as a percentage of sales, these appear to be increasing but the reason for this increase in percentage is due to the decline in sales. Professional services expense increased 106.16% to $257,926 in the quarter ended March 31, 2009, from $125,107 in the corresponding period last year mainly due to integration of SAP practices which utilized consultant services.

Loss from operations was $4,257,491 compared to income from operations of $1,765,283 for the quarters ended March 31, 2009 and 2008, respectively.  This represents a decrease of $6,022,774 for the quarter compared with the comparable period in the prior year. As a percentage of sales, income (loss) from operations was (84.76%) in the current quarter compared to 19.47% in the prior period. The company suffered this loss mainly due to decrease in both license and services revenue and for recognition of certain non-cash expenses like provision for doubtful accounts and beneficial conversion feature on convertible notes payable and a $1 million loss on the extinguishment of debt.

Net loss was $5,031,650 compared to net income of $2,207,846 for the quarters ended March 31, 2009 and 2008, respectively.  This is a decrease in net income of $7,239,496 compared to the prior year. The current fiscal quarter amount includes a net increase of $689,584 compared to a reduction of $1,159,134 in the prior period for the 49.9% minority interest in NetSol Connect, and NetSol-TiG owned by another party, and the 41.32% minority interest in NetSol PK. Interest expense was $483,501 in the current quarter as compared to $121,719 in the comparable period. Net loss per share, basic and diluted, was $0.19 as compared to net income per share, basic - $0.09 and diluted - $0.09 for the quarters ended March 31, 2009 and 2008.

The net EBITDA loss was $3,460,077 compared to income of $3,173,382, after amortization and depreciation charges of $1,033,338 and $794,282, income taxes of $21,594 and $15,314, and interest expense of $483,501 and $121,651, respectively.  The EBITDA loss per share, basic and diluted was $0.13 for the quarter ended March 31, 2009 and the EBITDA earnings per share, basic and diluted, was $0.13, for the quarter ended March 31, 2008. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Nine Month Period Ended March 31, 2009 as compared to the Nine Month Period Ended March 31, 2008:

Net revenues and income for the nine months ended March 31, 2009 and 2008 are broken out among the subsidiaries as follows:

	For the nine months ended			For the nine months ended
	March 31,			March 31,
	2009			2008
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$(4,649,335)	$-	0.00%	$(1,580,134)

North America:
Netsol Tech NA	4,045,050	20.64%	(1,585,872)	3,153,066	12.07%	(253,215)
	4,045,050	20.64%	(1,585,872)	3,153,066	12.07%	(253,215)

Europe:
Netsol UK	-	0.00%	(1,646,596)	647,901	2.48%	380,136
Netsol Tech Europe	3,339,633	17.04%	(293,142)	4,624,697	17.70%	487,484
	3,339,633	17.04%	(1,939,738)	5,272,598	20.18%	867,620

Asia-Pacific:
Netsol Tech (PK)	9,138,422	46.64%	1,666,282	13,844,803	52.99%	6,131,757
Netsol-Innovation	2,467,117	12.59%	403,735	2,940,146	11.25%	1,740,520
Netsol Connect	542,081	2.77%	(33,624)	616,383	2.36%	6,208
Netsol-Omni	-	0.00%	-	30,327	0.12%	(9,443)
Netsol-Abraxas Australia	62,694	0.32%	(63,517)	269,197	1.03%	15,337
	12,210,314	62.31%	1,972,876	17,700,856	67.75%	7,884,379

Total Net Revenues	$19,594,997	100.00%	$(6,202,069)	$26,126,520	100.00%	$6,918,650

The following table sets forth the items in our unaudited consolidated statement of operations for the nine months ended March 31, 2009 and 2008 as a percentage of revenues:

	For the Nine Months
	Ended March 31,
	2009		2008
	(Unaudited)		(Unaudited)
			(Restated)
		%		%
Revenues:
Licence fees	$3,502,632	17.88%	$7,769,226	29.74%
Maintenance fees	4,771,519	24.35%	4,556,450	17.44%
Services	11,320,846	57.77%	13,800,844	52.82%
Total revenues	19,594,997	100.00%	26,126,520	100.00%
Cost of revenues
Salaries and consultants	7,652,671	39.05%	7,342,743	28.10%
Travel	993,290	5.07%	972,998	3.72%
Repairs and maintenance	290,436	1.48%	332,448	1.27%
Insurance	135,390	0.69%	153,760	0.59%
Depreciation and amortization	1,615,853	8.25%	847,288	3.24%
Other	2,208,265	11.27%	1,341,513	5.13%
Total cost of sales	12,895,905	65.81%	10,990,750	42.07%
Gross profit	6,699,092	34.19%	15,135,770	57.93%
Operating expenses:
Selling and marketing	2,479,509	12.65%	2,817,908	10.79%
Depreciation and amortization	1,476,281	7.53%	1,422,181	5.44%
Bad debt expense	2,420,658	12.35%	3,277	0.01%
Salaries and wages	2,697,531	13.77%	2,758,434	10.56%
Professional services, including non-cash compensation	877,752	4.48%	424,108	1.62%
General and adminstrative	2,693,451	13.75%	2,277,022	8.72%
Total operating expenses	12,645,182	64.53%	9,702,930	37.14%
Income (loss) from operations	(5,946,090)	-30.34%	5,432,840	20.79%
Other income and (expenses):
Gain (loss) on sale of assets	(308,256)	-1.57%	(33,044)	-0.13%
Interest expense	(983,971)	-5.02%	(544,665)	-2.08%
Interest income	246,607	1.26%	159,869	0.61%
Loss on extinguishment of debt	(1,000,000)	-5.10%	-	0.00%
Gain on sale of subsidiary shares	-	0.00%	1,240,808	4.75%
Translation gain /(loss) on foreign currency	1,821,754	9.30%	590,170	2.26%
Other income and (expenses)	47,518	0.24%	118,944	0.46%
Total other income (expenses)	(176,348)	-0.90%	1,532,082	5.86%
Net income (loss) before minority interest in subsidiary	(6,122,438)	-31.24%	6,964,922	26.66%
Minority interest in subsidiary	(972,238)	-4.96%	(3,288,490)	-12.59%
Income taxes	(79,631)	-0.41%	(46,272)	-0.18%
Net income (loss)	(7,174,308)	-36.61%	3,630,160	13.89%
Dividend required for preferred stockholders	(100,892)	-0.51%	(145,033)	-0.56%
Net income (loss) applicable to common shareholders	(7,275,200)	-37.13%	3,485,127	13.34%

Net revenues for the nine months ended March 31, 2009 were $19,594,997 as compared to $26,126,520 for the nine months ended March 31, 2009. This reflects a decrease of $6,531,523 or 25%.  Revenue from services, which includes consulting and implementation, decreased 17.97% from $13,800,844 to $11,320,846. License revenues decreased 54.92% from $7,769,226 to $3,502,632. Maintenance revenues grew by 4.72% over the comparable quarter in fiscal 2009. The decline in overall revenues is primarily a result of the delay of purchasing decisions for high value software licenses or business services, related to the global economic slowdown. The Company had hoped to close at least two major service contracts in Pakistan (with an approximate value of $3 million).

During the nine months ended March 31, 2009, NetSol PK signed a multi-million dollar contract with one of the leading leasing companies in Korea for LeaseSoft.CMS. Two existing customers signed an agreement for licensing and implementation of LeaseSoft.WFS. In the local Pakistan market, NetSol PK won an information security consulting contract from a large local bank for the provision of services to strengthen the InfoSec regime in the bank. It was also awarded with a major contract for provision of information security devices from one of the largest cellular phone companies in Pakistan. Our North American division signed a multi-million dollar contract with a major automotive captive for licensing, enhancement and implementation services of our LeasePak product. The project is set to be fully implemented over the next 18 months. NetSol acquired Cienna Solutions LLC, bringing SAP consulting services into the NetSol Solutions portfolio. NetSol was awarded a major consulting services contract with a leading commercial bank located in the United Arab Emirates to provide consultancy services in the area of information security and quality engineering.  NetSol signed a Business Processing Outsourcing agreement with the AJK Group to provide accounting services to the companies, trusts and foundations under the administration of AJK.

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

The gross profit was $6,699,092 in the nine months ending March 31, 2009 as compared with $15,135,770 for the same quarter of the previous year for a decrease of 55.74% or $8,436,678. The gross profit percentage for the nine months decreased to 34.19% from 58% in the nine months ended March 31, 2008. The cost of sales was $12,895,905 in the current period compared to $10,990,750 in the comparable period of fiscal 2008. As a percentage of sales, it increased from 42% for the nine months ended March 31, 2008 to 65.81% in the current period. Salaries and consultant fees increased by 4.22% or to $7,652,671 from $7,342,743 in the prior comparable period or by  $309,928. As a percentage of sales, it increased from 28.1% in the prior comparable period to 39.05% in the current period. The gross profit margin may improve as the operations in Horsham, UK and Emeryville, CA  continue to be fully integrated and cost savings are achieved. The Company has invested heavily in its infrastructure, both in people and equipment during the current fiscal year as it has situated itself for increased growth organically as indicated in the increase in depreciation, amortization and other expenses in cost of revenues.

Operating expenses were $12,645,182 for the nine months ending March 31, 2009 as compared to $9,702,930, for the corresponding period last year for an increase of $2,942,252. As a percentage of sales, it increased from 37.1% to 64.5%.  One major reason for increase in operating expenses was a non-cash expense of $2.4 million for providing for the uncertainty of outstanding accounts receivables. Depreciation and amortization expense amounted to $1,476,281 and $1,422,181 for the nine months ended March 31, 2009 and 2008 respectively due to the Company’s spending on capital expenditure. Combined salaries and wage costs were $2,697,531 and $2,758,434 for the comparable periods, respectively, or a decrease of 2.21% or $60,903 from the corresponding period last year. As a percentage of sales, these costs increased from 10.5% to 13.7%. General and administrative expenses were $2,693,451 and $2,277,022 for the nine months ended March 31, 2009 and 2008 respectively, an increase of $416,429 or 18.29%. As a percentage of sales, these expenses were 13.75% in the current period compared to 8.72% in the comparable period last fiscal year. As a percentage of sales this increase is due to decline in license and services revenues of the company due to the global recession.

Selling and marketing expenses were $2,479,509 and $2,817,908, in the nine months ended March 31, 2009 and 2008, respectively. Although this reflects a 12% decrease or $338,399, as a percentage of sales these increased to 12.65% from 10.79%. As a percentage of sales this increase is due to decline in license and services revenues of the company due to the global recession, however, this decline is an impact of company’s efforts towards cost reduction. Professional services expense increased 106.96% to $877,752 in the nine months ended March 31, 2009, from $424,108 in the corresponding period last year.

Loss from operations was $5,946,090 compared to income from operations of $5,432,840 for the nine months ended March 31, 2009 and 2008 respectively. This represents a decrease of $11.38 million for the nine months compared with the comparable period in the prior year. As a percentage of sales, loss from operations was 30.34% in the nine months compared to income from operations of 20.79% in the corresponding prior period. The Company suffered this loss mainly due to decrease in both license and services revenue and for recognition of provision for doubtful debts.

Net loss was $7,275,200 compared to net income of $3,485,127 for the nine months ended March 31, 2009 and 2008 respectively. This is a decrease in net income of $10.76 million compared to the prior year. The current fiscal period amount includes a net reduction of $972,238 compared to $3,288,490 in the prior period for the 49.9% minority interest in NetSol Connect, and NetSol-TiG owned by another party, and the 41.32% minority interest in NetSol PK. Interest expense was $983,971 in the current nine months as compared to $544,665 in the comparable period. In addition the company recognized a  loss on the extinguishment of debt of $1 million. Net loss per share, basic and diluted, was $0.27 as compared to net income per share, basic - $0.15 & diluted - $0.16 for the nine months ended March 31, 2009 and 2008 respectively.

The net EBITDA loss was $3,018,572 compared to net EBITDA income of $6,507,015 after amortization and depreciation charges of $3,092,134 and $2,285,985, income taxes of $79,631 and $46,272, and interest expense of $983,971 and $544,597, respectively. The EBITDA loss per share, basic and diluted was $0.11 for the nine months ended March 31, 2009, and the EBITDA earnings per share, basic and diluted, was $0.27 and $0.27, respectively, for the nine months ended March 31, 2008.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $2,481,591 at March 31, 2009 compared to $4,848,513 at March 31, 2008.

Net cash used in operating activities amounted to $158,517 for the nine months ended March 31, 2009, as compared to net cash provided by $572,229 for the comparable period last fiscal year. The major change was the decrease in accounts receivable, increase in other current assets, which includes the “Revenues in excess of billings” due to several large contracts signed and progress on the contracts is over the amount that can be billed per the contract terms and the decrease in accounts payable which includes the Unearned Revenues representing the increase in maintenance contracts.

Net cash used in investing activities amounted to $7,873,091 for the nine months ended March 31, 2009, as compared to $4,963,895 for the comparable period last fiscal year. The Company had net purchases of property and equipment of $1,501,508 compared to $1,985,651 for the comparable period last fiscal year.  The increase in intangible assets which represents amounts capitalized for the development of new products was $5,281,642 and $2,219,673 for the comparable periods.

Net cash provided by financing activities amounted to $4,691,137 and $5,185,625 for the nine months ended March 31, 2009, and 2008, respectively. In the current period, the Company issued $6 million in convertible notes and borrowed $3,843,541 from banks. The nine months ended March 31, 2008, included $2,800,917 from the exercise of stock options, $3,862,759 borrowed from banks, and $1,500,000 from the sale of common stock.

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

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans.  Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

•	Working capital of $3.0 to $5.0 million for U.S, Latin America. China and Saudi Arabia new business development activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

None

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2009).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II              OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2009, six employees were issued 80,000 shares of common stock as part of their employee compensation.

During the quarter ended March 31, 2009, employees exercised options to acquire 53,000 shares of common stock in exchange for a total exercise price of $39,750.

STOCK REPURCHASE PLAN

The repurchases provided in the table below were made during the nine months ended March 31, 2009:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 2008	-	$-	13,600	-
August 2008	-	$-	13,600	-
September 2008	148,900	$1.90	162,500	837,500
December 2008	60,000	$1.25	222,500	777,500
March 2009	-	-	222,500	777,500

(1
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

Item 5.  Other Information

 Effective retroactively to April 1, 2009, the Company’s Compensation Committee agreed to an increase in the compensation of Boo-Ali Siddiqui, the Company’s Chief Financial Officer.  The compensation consists of an increase in his salary to $72,000, a bonus of 20,000 shares of restricted common stock, and a performance bonus.

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

NETSOL TECHNOLOGIES, INC.

Date: May 13, 2009	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer

Date: May 13, 2009	/s/Boo-Ali Siddiqui
BOO-ALI SIDDIQUI
Chief Financial Officer