Form 10-K
period 2009-06-30
NETSOL TECHNOLOGIES INC
filed 2009-09-16
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

(818) 222-9195
(Issuer's telephone number including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

COMMON STOCK, $.001 PAR VALUE
THE NASDAQ CAPITAL MARKET

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if  disclosure of delinquent filers in response to Item 405 of Regulation S-K(§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $18,708,213 based upon the closing price of the stock as reported on NASDAQ Capital Market ($0.62 per share) on June 30, 2009, the last business day of the registrant’s fiscal year.  As of September 10, 2009, there were 33,153,307 shares of common stock outstanding no shares of its Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I

This Form 10 contains forward looking statements relating to the development of the Company's products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  The words "believe," "expect," "anticipate," "intend," variations of such words, and similar expressions, identify forward looking statements, but their absence does not mean that the statement is not forward looking.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Factors that could affect the Company's actual results include the progress and costs of the development of products and services and the timing of the market acceptance.

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (“NetSol” or the “Company”) (NasdaqCM: NTWK) (NasdaqDubai: NTWK) is a worldwide provider of global business services and enterprise application solutions. NetSol uses its BestShoring® practices and highly-experienced resources in analysis, development, quality assurance, and implementation to deliver high-quality, cost-effective solutions. Organized into specialized practices, these product and services offerings include portfolio management systems for the financial services industry, consulting, custom development, systems integration, and technical services for the global healthcare, insurance, real estate, and technology markets. NetSol's commitment to quality is demonstrated by its achievement of the ISO 9001, ISO 279001, and SEI (Software Engineering Institute, Carnegie Mellon University, USA) CMMi (Capability Maturity Model) Level 5 assessments, a distinction shared by fewer than 100 companies worldwide. NetSol’s clients include Fortune 500 manufacturers, global automakers, financial institutions, technology providers, and governmental agencies.

Founded in 1996, NetSol is headquartered in Calabasas, California. NetSol also has operations and/or offices in: Horsham, United Kingdom; Emeryville, California, USA; Beijing, China; Lahore, Islamabad and Karachi, Pakistan; and, Bangkok, Thailand.

OUR BUSINESS

In today’s highly competitive marketplace, business executives with labor or services-centric budgetary responsibilities are not just encouraged but, in fact, obliged to engage in “Make or Buy” decision process when contemplating how to support and staff new development, testing, services support and delivery activities.  The Company business offerings are aligned as a BestShoring® solutions strategy.  Simply defined, BestShoring® is NetSol Technologies’ ability to draw upon its global resource base and construct the best possible solution and price for each and every customer.  Unlike traditional outsourcing offshore vendors, NetSol draws upon an international workforce and delivery capability to ensure a “BestShoring® delivers BestSolution™” approach.

NetSol combines domain expertise, not only with lowest cost blended rates from its design centers and campuses located around the world, but also with the guarantee of localized program and project management while minimizing any implementation risk associated with a single service center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way into the 21st century, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  Our focus on “Solutions” serves to ensure the most favorable pricing while delivering in-depth domain experience.  NetSol currently has locations in Bangkok, Beijing, Lahore, London, the San Francisco Bay Area, and Sydney to best serve its clients and partners worldwide.  This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”.

Information technology services are valuable only if they fulfill the business strategy and project objectives set forth by the customer. NetSol’s expert consultants have the technical knowledge and business experience to ensure the optimization of the development process in alignment with basic business principles.  The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers' strategic objectives. Its service offerings include IT Consulting & Services; NetSol Defense Division; Business Intelligence, Information Security, Independent System Review, Outsourcing Services and Software Process Improvement Consulting; maintenance and support of existing systems; and, project management.

In addition to services, our product offerings are fashioned to provide a Best Product for Best Solution model.  Our offerings include our flagship global solution, NetSol Financial Suite (NFS)™. NFS™, a robust suite of four software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle.  NFS™ is a result of more than eight years of effort resulting in over 60 modules grouped in five comprehensive applications. These five applications are complete systems in themselves and can be used independently to exhaustively address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.  NetSol recently added LeaseSoft Fleet Management System (FMS) and a Point of Sale (POS) system.

Beyond LeaseSoft, the NetSol Financial Suite™ also includes LeasePak.  LeasePak provides the leasing technology industry with the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners.  LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users.  In terms of scalability, NetSol Technologies North America offers the basic product as well as a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and complexities of operations. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors.

Our product offerings and services also include: LeaseSoft Portals and Modules through our European operations; LeasePak 6.0b of our NFS™ product suite; enterprise wide information systems, such as or LRMIS, MTMIS and Hospital Management Systems; Accounting Outsourcing Services, and, NetSol Technology Institute, our specialized career and technology program in Pakistan.

To further bolster NetSol’s Solutions capabilities, in October 2008, NetSol acquired Ciena Solutions, a preferred SAP and Business Objects integration firm. The Ciena Solutions practice is now integrated into our wholly owned subsidiary, NetSol Technologies North America, Inc.  This acquisition expanded NetSol’s domain and subject matter expertise to include integration and consulting services for:
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

While the Company is no longer divided into groups and regions, the Company will continue to maintain regional offices in the San Francisco Bay Area, California for North America and the parent headquarters in Calabasas, California; in Horsham, United Kingdom, for Europe; and, our “center of excellence” operation in Lahore, Pakistan for Asia Pacific. The Company continues to maintain services or products and specific sales offices in China, Thailand and Pakistan and in any other country on an as needed basis.

Our Services

Global Business Services

Information technology services are valuable only if they fulfill the business strategy and project objectives set forth by the customer. NetSol’s expert consultants have the technical knowledge and business experience to ensure the optimization of the development process in alignment with basic business principles.  The Company’s Global Business Services (GBS)™ offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers' strategic objectives. GBS™ includes IT Consulting & Services; NetSol Defense Division; Business Intelligence, Independent System Review (ISR); Information Security, Outsourcing Services and Software Process Improvement Consulting; maintenance and support of existing systems; and, project management.

As part of the Company’s GBS™ strategy, each subsidiary adheres to the BestShoring® provides BestSolutions™ model.  Each subsidiary expounds on that model by providing services unique to their client base.  The development of solutions for clients has resulted in the development of vertical offerings catering to various industries and accordingly, diversifying NetSol’s offerings.  As an example, these verticals have been used successfully in Pakistan to provide services for the Motor Transport Management System, Land Record Management System, Legislature, Healthcare, computer based trainings/e-Learning, E Government and Defense.

Business Intelligence (BI) solution providers must have both the capability to service BI customers using its own resources but also service the customers’ international affiliates.  Typical BI projects run into several years of phased implementation and rely on expensive international resources with a very restricted and limited accessibility.  As such, management believes, that NetSol’s competitors compromise on quality by turning BI projects into IT projects, which is a recipe for failure.  Our strategy is simple; we identify the business pains of our potential customer and involve our industry domain experts directly with business managers at the client side.  This results in ownership of the project with the business group rather than the IT group which is involved in the overall initiative only from a support and facilitation standpoint.

Independent System Review (ISR) is a key emerging service area for NetSol.  In delivering high quality independent review of software systems running, or under deployment, at client sites, NetSol leverages its rich quality assurance experience in customization and implementation, as well as application development in finance and other domains.  It employs a range of automated quality assurance tools in providing independent assurance to customers regarding the reliability and performance of their new software systems.  The actual testing may be performed both onsite and offsite for the clients.

An ever growing awareness of highly publicized IT Security problems, coupled with greater demands by international business partners, has led the movement of companies world-wide towards compliance with internationally recognized Information Security Systems standards.  Information Systems Security or Information Assurance applies to all systems in all departments of an organization whether on a computer disk, paper or in the heads of employees.  Information Security services is provided by NetSol’s INFOSEC Unit.  This unit provides services to secure all corporate information and its supporting processes, systems and networks.  NetSol’s Information Security Services is a group of vendor-neutral, dedicated security consultants with real-life field experience.  The INFOSEC group utilizes industry standard security best practices coupled with best-of-breed products to deliver proven and robust Information Security Management Systems (ISMS).  INFOSEC services include:  managed security services; BS-7799/ISO 27001 Consultancy, Information Security Assessment, Penetration Testing and Vulnerability Assessment; Disaster Recovery Planning; and, Secure Network Design.    The INFOSEC group has launched a new project, Secure Pakistan.  The project aims to secure critical information, while in storage or in transfer, from theft.  Secure Pakistan is developing IT service labs for forensic investigation, CERT (Computer Emergency Response Team), 24/7 security surveillance, and cyber crime awareness training.    INFOSEC is partnered with global giants including IBM Internet Security Systems and Kaspersky Labs.  The Company hopes to extend its INFOSEC offerings to the Middle East through its Atheeb NetSol joint venture in Saudi Arabia.

Software Process Improvement Consulting is provided by NetSol to companies in Pakistan through an independent division.  The division provides quality engineering and related consulting services to technology companies.  The services include: consultancy, facilitation services and implementation support for CMMi appraisal, all of these activities are broadly developed under the guidelines of SEI based CMMi processes as well as the information security consulting practices.  Currently, NetSol is amongst the few companies authorized by Pakistan Software Export Board (PSEB) for CMMi and BS7799/ISO 27001 consulting practices in Pakistan.

Our outsourcing services have included two major initiatives:  the joint venture with Innovation Group plc (previously referred to as “TiG”), known as NetSol Innovation Pvt. Ltd, or Extended Innovation, and accounting outsourcing Services.  The Extended Innovation model is discussed on page 12 of this report.  NetSol Accounting Services Division was established to take advantage of the lucrative BPO market for accounting services.  Work is being performed for a well established and high profile accountancy firm in Australia.  NetSol is now in the process of marketing and maturing leads from high profile clients in Australia, North America and Europe.  In addition, it has started offering services to a prominent financial consulting firm in Cyprus with clients across the globe.

The NetSol Defense Division (NDD) was founded in 2005 to take advantage of its coordination with the Pakistani Defense Sector.  NDD specializes in providing solutions for improvement and optimization of operations of the defense and military forces.  With a unique blend of experienced and highly skilled IT specialists and managers, and most importantly the domain experts from the Defense Sector itself, NDD has the critical task of ensuring that the solutions provided are focused and need-specific to the requirements, as well as the technological advancements, in the sector around the globe.  Operating through the NDD R&D Lab, which is strategically located in Rawalpindi, for closer coordination with various defense organizations stakeholders and to establish an operations center and simulation lab, NDD is involved in R&D activities, as well as project management for various on-going and potential projects including Command & Control Applications, Capacity Building projects, Infrastructure development for multiple offices within the Ministry of Defense as well as GIS based applications integration with different solutions.  Projects currently undertaken by NDD are:  Unit Management System, an initiative for the automation of administrative functions for the Pakistani Army, helping to realize the Army’s key objective of improving productivity and efficacy of the units of the Pakistani Army; Academy Information Management System for the Pakistan Military Academy, one of the top rated military institutes in the world; and, Network Centric Warfare (NCW) working to provide an information grid which provides a seamless integration of sensors, weapons, and decision makers through a common operating environment and mission applications built in compliance with laid down inter-operability standards.

Our Products

NetSol Financial Suite™

The Company develops advanced software systems for the lease and finance industries. In addition to services, our product offerings are fashioned to provide a Best Product for Best Solution™ model.  Our offerings include our flagship global solution, NetSol Financial Suite (“NFS”)™, a robust suite of five software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The Company’s over eight years of effort resulted in over 60 modules grouped in five comprehensive applications.  The four software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.

The constituent software applications are:

•           Point of Sale (POS).  POS is a front office processing system for companies in the financial sector.  It provides a quotation system which also incorporates a simulation for all kinds of financial products using a built-in loan calculation.  POS includes a proposal module which gathers all the required information from the customer in order to create finance or leasing contracts.  POS boasts a document management module which manages all the documents required in making the contract; like bank statements and identity information.  POS incorporates a workflow engine that ensures smooth transition of tasks and streamlines the processes. POS can work as an independent web-based system for all types of financial institutions including, but not limited to banks and finance companies.

•           Credit Application Processing System (CAP). CAP provides companies in the financial sector an environment to handle the incoming credit applications from dealers, agents, brokers and the direct sales force. LeaseSoft.CAP automatically gathers information from different interfaces like credit rating agencies, evaluation guides, and contract management systems and scores the applications against defined scorecards. This automated workflow permits the credit team members to make their decisions more quickly and accurately. Implementation of CAP dramatically reduces application-processing time in turn resulting in greater revenue through higher number of applications finalized in a given time. CAP reduces the probability of a wrong decision thus, again, providing a concrete business value through minimizing the bad debt portfolio. CAP is a database independent online system developed in Microsoft's .Net framework. Toyota Leasing Thailand and BMW Financial Services China are the first two clients of CAP. It can be run from any PC with normal specifications, which is a key benefit for clients.

•           Contract Management System (CMS).  CMS provides comprehensive business functionality that enables its users to effectively and smoothly manage and maintain a contract with the most comprehensive details throughout its life cycle. It provides interfaces with company banks and accounting systems. CMS effectively maintains details of all business partners that do business with the company including, but not limited to, customers, dealers, debtors, guarantors, insurance companies and banks. Developed with the input of a number of leasing consultants, this product represents a complete lease and finance product. NetSol’s CMS provides business functionality for all areas that are required to run an effective, efficient and customer oriented lease and finance business.

•           Wholesale Finance System (WFS).  WFS automates and manages the floor plan/bailment activities of dealerships through a finance company. The design of the system is based on the concept of one asset/one loan to facilitate asset tracking and costing. The system covers credit limit, payment of loan, billing and settlement, stock auditing, online dealer and auditor access, and ultimately the pay-off functions.  A separate online add-on module, Dealer & Auditor Access System (DAS), allows dealers to view their outstanding limits and current asset-wise balances through an interface with the finance company.  WFS consists of the following four modules:  Credit Request Management Module (CRM); Loan Management Module (LMS); Stock Auditing Module (SAS); and Billing & Settlement Module (B&S).

•           Fleet Management System (FMS).  FMS is designed to efficiently handle all fleet management needs.  FMS is easily integrated with CMS and WFS as well as with any third party contract management system to ensure a single comprehensive system.  FMS’ key features include: a detailed tracking information on every driver and vehicle; customizable reports; periodic reporting on fleet related aspects; internet based access to information; integration with third party software; and, linkage to GPS for real time tracking.  Although only recently added, NetSol has already signed an agreement for FMS with a major automotive company in the Asia Pacific region.

Implementation Process

The implementation process normally spans three to six months.  NetSol derives its income both from selling the license to use the products, as well as, from related software services. The related services include requirement study/gap analysis, customization on the basis of gaps development, testing, configuration, installation at the client site, data migration, training, user acceptance testing, supporting initial live operations and, finally, the long term maintenance of the system. Any changes or enhancement done is also charged to the customer. In the requirements study/gaps analysis, the NetSol team goes to the client site to study the client’s business and functional requirements and maps them against the existing functionality available in NFS™. With the maturing of our products, free requirement studies tend to yield few, if any gaps.  The development cycle that follows the gaps analysis takes place through our development facility in Lahore.   The highly parameterized NFS™ solutions are configured to meet the clients’ requirements.    This is followed by thorough testing, which takes place at our development facility, while some of these steps may also be carried out at the clients’ locations.  Based on successful testing, the system is installed at the client’s site.  When required, this involves migration of date from an older system to the NFS™ database.  Successful installation is followed by user and administration training.  Both functional and business users are involved.  After training, user acceptance testing is conducted, where client’s nominated staff, along with NetSol consultants, tests the system against business requirements.   Upon acceptance, the systems in then considered ready for normal business use. NFS™ provides mission critical software solutions, and the entire business operations of our clients hinge on successful performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all of the above steps is priced to bring value to our customers and increase our profitability from our interactions.

Pricing and Revenue Streams

The company’s NFS™ revenue streams occur through the following three main areas:  product licensing, implementation related services, and maintenance and support related services.  License fees can vary generally between $500,000 to up to $1,000,000 per license per module.  There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the company; number of business users; and, branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable.  However, revenue from sale of licenses with major customization, modification, and development is recognized on a percent of completion basis.  Implementation related services, including gap analysis, user acceptance testing (UAT) and data migration (where required).  Maintenance and support related services are then provided on a continued basis.  Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of “Unit of Work Completed.”  The annual maintenance fee, which usually is an agreed upon percentage of overall monetary value of the implementation, then becomes an ongoing revenue stream realized on yearly basis.

Growth Prospects for NFS™

As a marketing strategy, NetSol is developing lighter solutions with NFS™ to target companies with simpler business models. NFS™ is highly modular.  Hence various sets of functionalities can be used against the restricted requirements of the client.  NetSol has also provided the option of using NFS™ on subscription and pay per use bases to those organizations that are small in size or have small turnover.

An important component of the growth strategy for NFS™ is to extend its customer base to include newer geographic markets. Al Amthal Leasing provided an excellent entry into the Middles East market.  The Company is planning to build on this step in a major way through its Saudi Arabia joint venture, Atheeb NetSol.

In its existing markets, NFS™ is already establishing itself as a leading product catering to the business needs of major blue chip companies. Its current client base includes Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank of Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, Nissan Financial Services Australia, BMW Financial Services in China, Volvo Automotive Finance China, EFG EurobankGreece and Al Amthal Leasing Saudi Arabia.

In addition to the confidence of its customers, the product has also won a major regional award, the Asia Pacific ICT Alliance Award for the best financial application for the year 2007. This prestigious award is testimony to the maturity and quality of NFS™.

Our Operations

NETSOL PK

Our off-shore development center, and indeed the center of the Company’s services and software operations,  is headed by Director, former President of NetSol and current Chief Executive Officer of NetSol Technologies Limited (“NetSol PK”) (the Company’s Pakistan subsidiary), Salim Ghauri.  The Asian continent, Australia/New Zealand, and the Middle East, from the perspective of LeaseSoft marketing, are targeted by NetSol Technologies from its Lahore subsidiary, its offices in Thailand and Beijing, China.  NetSol PK has continued to grow its service contracts within the local Pakistani public and defense sectors.  An important aspect of these contracts is that not all of them focused solely on software development and engineering.

This year, NetSol PK has continued to provide both consultancy services to organizations so as to improve their quality of operations and services and, winning strategically important assignments with the E-Governance domains for organizations of national significance in Pakistan.  Its clients include private as well as public sector enterprises.

Global Business Services

As part of the Company’s Global Business Services™ strategy, each subsidiary adheres to the BestShoring® provides BestSolutions™ model.  While NetSol PK is the center of the Company’s global services offerings, the services provided by NetSol PK further expound on that model and other services unique to NetSol PK.  IT Consulting & Services in Pakistan has included a first entrant advantage into the e-government sector for both provincial and federal governments and armed forces automation projects.   Over the past four years, NetSol PK has been actively involved in the e-government domain helping Federal & Provincial Governments of Pakistan and other public sector organizations.  Major projects include:  Electronic Credit Information Bureau; Office Automation of the National Assembly & Senate and Prime Minister’s Secretariat; such turn-key solutions as the Automation of the Hajj wing, and, Automation of the Karachi Patent Office.  The development of solutions for clients has resulted in the development of vertical offerings catering to various industries and accordingly, diversifying NetSol’s offerings.  These verticals have been used successfully in Pakistan to provide services for the Motor Transport Management System, Land Record Management System, Legislature, Healthcare, computer based trainings/e-Learning, E Government and Defense.

Products

In addition to NFS™, which has a global reach, NetSol PK has developed several products for use in Pakistan for the purpose of automating the country’s vital processes.  While developed for this particular market, the products may be used in other countries or for other customers.

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

It is significant to note that while in developed countries the elements of the system lie in “islands of data” under various authorities and geographical domains and have been linked together to create the central data warehouse; the NetSol solution is the first concept and proven practical solution for the emerging and developing countries. It enables an approach, which seeks to introduce and implement the different elements or modules as an integrated and total solution, in which modules have been clearly designed to work independently but enmesh and provide the complete management and administration environment.

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

Corporate Social Responsibility

NetSol believes it should give back to the community and employees as much as possible.  Therefore, approximately five programs have been established to achieve this goal.

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

Day Care Facility—NetSol’s human resources are its key assets and thus the company takes numerous steps to ensure provision of maximum comforts. Recently, a Child Day Care facility has been created in close proximity to work premises with all essential staff and equipment. Married female employees are offered opportunity to entrust complete care of their young ones to trained and experienced staff. Child day care allows female employees to pay unhindered focused attention to work requirements while their child remains safe and comfortable. The premises and environment are neat and clean with all basic needs fulfilled to ensure complete care of the children.

Preventative Health Care Program—In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against Hepatitis – A/B, Tetanus, Typhoid and Flu, etc. This is a regular annual immunization program to keep employees healthy.

NetSol Corporate University—NetSol Corporate University (“NCU”) was established for developing human resources at NetSol. A need was felt to further develop and retain the talent at hand through strategic learning interventions to respond to growing competition and challenges.

The mission of NCU is:
▪	To discover, develop, and deploy the talent at NetSol
▪	To nurture leadership in people and processes
▪	To explore and develop capable backups for positions critical to organizational continuity

NETSOL TECHNOLOGIES NORTH AMERICA, INC.

The operational assets of NetSol Technologies North America, Inc. (“NTNA”) were initially integrated into the Company in 2006 as a result of the acquisition of McCue Systems, Inc. The division has been restructured and reorganized both at the management and business levels with several new senior sales and marketing personnel replacing less senior personnel in the third and fourth quarters of 2008.  NTNA is a very significant component of the global NetSol Group. In the wake of the recent recession, we embarked on strategic restructuring of NTNA. The successful concept of global delivery capabilities was implemented in NTNA to best leverage NetSol’s BestShoring®. This integration coupled with the optimum utilization of technical teams in NTNA and globally, makes us better equipped to provide best results to our clients worldwide with improved gross margins.

The NTNA sales and marketing efforts have been combined with the global sales group. This approach has brought new dimension and business visibility to the entire sales and marketing organization. This further strengthens the cross selling and global resource mobilization to better serve our customers anywhere in the world.

NTNA provides client requirement-based solutions across multiple technology practices, in both the public and private sectors, with the largest practice being the leasing technology vertical. NTNA offers development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners.  NTNA’s product, LeasePak, can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users.  For scalability, NTNA offers LeasePak Editions for systems and portfolios of virtually all sizes and complexities. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. NetSol customers include such companies as Nissan North America, Nissan Mexico, Hyundai, JP Morgan/Chase, KeyCorp Leasing, City National Bank, Terex Corp., National City Capital Corp., ORIX, and Volkswagen Credit.

Global Business Services

NTNA has released a full suite of Global Business Services™ outsourcing services and customized development solutions, initially focused on the North American equipment finance technology market. The services offering leverage 30 plus years of equipment leasing and lending experience. While the division's has long offered NTNA customers a range of business process engineering services, the new offering package expands the menu of available services to meet market needs. Offered services include customized application development, a full range of Quality Assurance (QA) services, customized strategic report design, and business intelligence tool development. Leveraging well-established relationships with users of the division's flagship application, the Global Business Services™ team will market to these existing customers, then to adjacent groups within customer organizations, eventually building out to a full, industry-wide sales and marketing strategy.

In leveraging the Company’s global footprint, blue chip customer base and BestShoring® initiatives, we believe NTNA provides an integrated North American presence to our global offering of software and services based solutions to the lease and finance industry.  Not only does this provide a U.S. base of operations and footprint for NetSol, but makes NetSol the only company focusing on the commercial and consumer lease/finance marketplace with actual live implementations within nearly every region of the globe, including, U.S., Canada, Europe, Asia-Pacific and the Far East.

To further bolster NetSol’s Solutions capabilities, in October 2008, NetSol acquired Ciena Solutions, a preferred SAP and Business Objects integration firm. The Ciena Solutions practice is now integrated into our wholly owned subsidiary, NetSol Technologies North America, Inc.  This acquisition expanded NetSol’s domain and subject matter expertise to include integration and consulting services for:
•	SAP R/3 System deployments
•	NetWeaver
•	Exchange Infrastructure Portals
•	MySAP Business Suite
•	Supplier Relationship Management Module
•	Client Relationship Management Module
•	SAP/Business Objects Products and related Services

In additional to this expansion of SAP-centric integration consulting and Services, this practice has developed proprietary intellectual property in the form of designs and source code focused on enhancing SAP-centric procurement activities. Our SAP’s practice product, SmartOCI completed initial development and beta tested to good results.

NFS™ - LeasePak

As part of NetSol’s Financial Suite (NFS) ™ of products, NTNA has and continues to develop the LeasePak Productivity modules as an additional companion set of products to operate in conjunction with the LeasePak licensed software.  This toolset enables the LeasePak user to leverage the power of the system to streamline originations, integrate the dealer/vendor network, automate documentation, enhance customer service, manage risk, and control infrastructure overhead. In early 2009, LeasePak 6.1b was released for general availability and has gone into production. The LeasePak 6.1 MR1 also released in 2009 fixed multiple software issues.

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

NETSOL TECHNOLOGIES EUROPE, LTD.

Headed by Naeem Ghauri as Director and President, NetSol Technologies Europe, Ltd (“NTE”) has been an integral part of the Company since February 2005 when NetSol acquired 100% of CQ Systems Ltd., an IT products and service company based in the UK.  This acquisition provided NetSol with access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol has leveraged NTE’s knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe.  Under Mr. Ghauri’s leadership as head of Global Sales, NTE’s strong sales and marketing capability is being maximized as the coordinator of global sales.

Products

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

In addition to offering all NetSol products, NTE products include: LeaseSoft Portal- introduced to support online access to proposals and for the foundation of web-based origination systems; LeaseSoft Document Manager- introduced to facilitate the automation production and distribution of proposal documentation, including indexation and branding of all outbound and inbound documents; LeaseSoft Auto-Decision Engine- developed to provide automation of credit checking and underwriting for standards based financial products; LeaseSoft EDI Manager- introduced to facilitate process automation between business introducers and funders; and, Evolve- launched to provide an entry level software package for own book brokerages and small to medium size funders.

NTE has recently performed significant updates on the core product and customer systems to ensure compliance with the onerous CCA2006 legislation.  NTE has further implemented significant development enhancements, including a major development for the collections module with significant automation of the arrears handling and collections.

Global Business Services

Following the establishment of NTNA’s recent services offering, NTE launched its Enterprise Services division this year to leverage both its offshore IT and Business Process Outsourcing capabilities. This move into outsourced services is seen as strategic to the future growth of NetSol.

 NetSol office in Beijing, China

As part of its growth strategy and in view of the desire to serve its markets better, NetSol established a sales office in Beijing, China.  This office is both asales and marketing location and a liaison office for the Company’s ongoing operations and implementation services for Daimler Financial Services, BMW and other clients in the country.  The office is managed by NetSol PK. While the western markets have suffered tremendously due to the severe recession, the Chinese markets have held up. Due to the growing demand for NetSol’s NFS™ offering in China, we have hired local Chinese staff in addition to the Pakistani staff to support the demand surge.

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

Organic Growth, Alliances and Joint Ventures

Outsourcing Services-NetSol-Innovation (EI)

In November 2004, the Company entered into a joint venture agreement with the Innovation Group (formerly referred to as TiG), NetSol-Innovation (Pvt) Ltd., (“EI”), a Pakistani company, provides support services enabling the Innovation Group to scale solution delivery operations in key growth markets. EI operations are centered in NetSol’s IT Village, Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding.  The outsourcing model between the Innovation Group and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), technical communication as well as project management for development software for the Innovation Group.  Today, NetSol has developed extensive expertise across the insurance domain and has become a center of excellence.

Initiated with a 10 person outsourcing team in Lahore in February 2005, this arrangement has extended to 100 persons with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from the Innovation Group. Prominent Innovation Group’s customers being serviced from Lahore include JM Family Enterprises USA, Avis Budget Car Rental Group USA, Norwich Union UK, Hertz UK, Aviva Canada, Erinaceous UK and many others. Backed up by a dedicated 4Mbps fiber optic link and an additional 2Mbps wireless backup link for communication and teleconferencing, this arrangement allows NetSol's human resources to efficiently and effectively respond to additional outsourcing and offshore configuration work.

NetSol Atheeb Group, Ltd.

NetSol has forged a new joint venture with the Atheeb Group, a very established and diversified business conglomerate based in Riyadh, Saudi Arabia whereby NetSol owns 51% and Atheeb own 49% of the joint venture. Atheeb Group was established in 1985 in Kingdom of Saudi Arabia and is operating in several business sectors in the Middle East.  The Atheeb NetSol Limited joint venture will focus on market development opportunities around penetrating the software engineering arena in key business sectors such as telecommunications, defense, and finance, among others. Atheeb NetSol Limited will leverage the strength of Atheeb’s local presence in key geographies where Atheeb is operating as well as supporting private, public and governmental customer business activities. NetSol will provide best practices project management and the comprehensive delivery capabilities of its CMMi Level 5 certified Center of Excellence for software engineering, research and development, as well as customer support and training.

NetSol GK Latin America

Management believes that the NetSol model is ideally suited to the newly emerging markets of Latin America. By forming a new joint venture with Grupo Karims, a diversified and established group in Latin America, we intend to gain access to a new market and pool of IT resources.  NetSol GK Latin America will be used to support the expansion of NTNA’s (NTNA) BestShoring® business model and establish an additional NetSol Center of Excellence for the provision of cost effective global business services throughout North America and Latin America. The joint venture provides for the delivery of a full range of IT services and software development capabilities including bespoke software development, software integration and test engineering, SAP integration services as well as related IT solutions to public and private sector clients. The new NetSol GK Latin America partnership will provide NetSol a state-of-the-art technology delivery facility located in Grupo Karims’ recently launched Altia Business Park in San Pedro Sula, Honduras.

NetSol SAP Practice

To further bolster NetSol’s Solutions capabilities, in October 2008, NetSol acquired Ciena Solutions, a preferred SAP and Business Objects integration firm. The Ciena Solutions practice is now integrated into our wholly owned subsidiary, NetSol Technologies North America, Inc.  This acquisition expands NetSol’s domain and subject matter expertise to include integration and consulting services for:

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

Strategic Alliances

With its leadership position in technology and software development in Pakistan, NetSol has been actively involved in a number of partnerships with multiple international entities and corporations.  These include joint ventures, systems integration, local services, as well as consulting for large enterprises.  Some of NetSol’s partners in Pakistan are:
•	Oracle Microsoft Gold Partner
•	IBM Business Partner
•	Sun Microsystems
•	HP DSPP Partner
•	Daimler Financial Services
•	Innovation Group PLC UK
•	GE
•	Software Engineering Institute
•	Kaspersky Lab
•	SAP
•	Business Objects
•	IBM-Internet Security System
•	REAL

U.S. and UK partners include Neptune Software, plc, Real Consulting, Field Solutions, Group 88 and Lease Dimensions.

Daimler Financial Services (“DFS”) Asia Pacific has established an “Application Support Center (ASC)” in Singapore to facilitate the regional companies in LeaseSoft related matters. This support center is powered by highly qualified technical and business personnel. ASC LeaseSoft in conjunction with NetSol PK are supporting DFS companies in seven different countries in Asia and this list can increase as other DFS companies from other countries may also opt for LeaseSoft.  In July 2008, the Company entered into a new Frame Agreement with Daimler Financial Services AG (“DFS”) for the Asia Pacific and Africa region.  This agreement, which serves as a base line agreement for use of the LeaseSoft products by DFS companies and affiliated companies, represents an endorsement of the LeaseSoft product line and the capabilities of NetSol to worldwide DFS entities. This continued endorsement has had a tremendous impact on our perspective customers, it has helped our sales and Business Development personnel to market and sell our LeaseSoft solution to blue chip customers around the world.  This relationship has resulted in new agreements with DFS and has served as a marketing source which has resulted in agreements with companies such as Toyota and BMW.

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

Marketing and Selling

The Marketing Program

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2009 and beyond.  The Company is aggressively growing the marketing and sales organizations in the United Kingdom, in conjunction with NTE, in Pakistan with NetSol PK and, with NTNA in the Americas.  The calendar year 2009 has been the most turbulent year for the US and global economies due to the severe recession. Thus the year 2009 showed a decline in sales and net income compared to 2008. However, the Company has used this downturn to its advantage and expanded sales and marketing operations in the US, China, Middle East and Asia.  Significant progress has been made in branding NetSol as one company worldwide with a uniform image and recognition. The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting, software solutions and business process outsourcing.  Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website and, also engineers and oversees central marketing and communications programs for use by each of the business units.

 Although a few planned initiatives were abandoned due to decline in sales, selective new marketing initiatives have either been launched or are in the pipeline. These programs are designed to create brand awareness and to deliver our message directly to our target group. As the Company has evolved in the past few years, the number of solutions and service offerings has grown manifolds. The depth and breadth of our products and services would be more effectively marketed by participation in more industry events, advertising, holding seminars, delivering keynote addresses and creating more channel distribution. Our key marketing initiatives have been designed to transition the brand equity built by the NTNA and NTE brands to the Company as a whole.

Our dedicated marketing personnel, within the geographical units, undertake a variety of marketing activities, including sponsoring focused client events to demonstrate our skills and products, sponsoring and participating in targeted conferences and holding private briefings with individual companies. We believe that the industry focus of our sales professionals and our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements.

The Markets

NetSol provides its services primarily to clients in global commercial industries. In the global commercial area, the Company's service offerings are marketed to clients in a wide array of industries including, automotive, chemical, textiles, Internet marketing, software, medical, banks, higher education and telecommunication associations, and, financial services.

Geographically, NetSol has operations on the West Coast of the United States, Central Asia, Europe, and the Asia Pacific region. NetSol took the initiative as the first US Nasdaq listed company to dual list on the Nasdaq Dubai Exchange in Dubai. Although UAE markets suffered the impact of recession, this move was primarily to introduce NetSol to the potential of the very rich Middle Eastern countries. By design, NetSol has increased its brand recognition in one of the most vibrant and dynamically growing regions.

NetSol will continue to manage LeaseSoft pre-sales support and deliveries by having two specialized pools of resources for each of the five products under LeaseSoft. One group focuses on software development required for customization and enhancements.  The second group comprises of LeaseSoft consultants concentrating on implementation and onsite support. Both groups are continually trained in the domain of finance and leasing, system functionality, communication skills, organizational behavior and client management.

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

NetSol has established a strategy to aggressively market NFS™ in various regions of the world. As part of the strategy, NetSol has forged alliances with reputable IT companies and has already appointed distributors in Singapore and Greece.  NetSol has entered into a mutually non-exclusive agreement with Singapore Computer Systems (SCS) that allows SCS to market NFS™ in the entire Asia Pacific Region.  Furthermore, NetSol is looking forward to developing partner networks all across the world with reputable companies.

During the last two fiscal years, the Company's revenue mix by major markets was as follows:

	2009	2008
Asia Pacific Region (NetSol PK, NetSol-Innvation, Connect Abraxas)	64.90%	68.22%
Europe (NTE, UK Ltd.)	14.69%	20.95%
North America (NetSol Technologies, Inc., NTNA)	20.41%	10.83%
Total Revenues	100.00%	100.00%

Fiscal Year 2008-2009 Performance Overview

The Company has effectively expanded its development base and technical capabilities by training its programmers to provide customized IT solutions in many other sectors and not limiting itself to the lease and finance industry.

NetSol Technologies Ltd.  (“NetSol PK”)

Our off-shore development facility continues to perform strongly and has enhanced its capabilities and expanded its sales and marketing activities. The Lahore operation supports the worldwide customer base of the NFS,™ LeaseSoft suite of products and all other product offerings.  NetSol has continued to lend support to the Lahore subsidiary to further develop its quality initiatives and infrastructure. The programming and development facility in Pakistan, being the engine which drives NetSol worldwide, continues to be the major source of revenue generation.  The Pakistan operation contributed 51% of the 2009 revenues with $13.8 million in revenues for the current year with a net profit of $3.3 million before adjusting the minority interest.  This was accomplished primarily through export of IT services and product licensed to both the domestic and overseas markets.

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

NetSol PK has signed on new customers for NFS™ as well as for bespoke development services. For NFS™ the following new projects were earned by the Company:

•	4 new implementation contracts signed during the year.
•	New names in the customer list include EFG Eurobank in Greece, Minsheng Bank, China & Volvo Automotive Finance China.

Its current client base includes, but is not limited to, Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank of Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, Nissan Financial Services Australia, BMW Financial Services in China, Volvo Automotive Finance China, EFG Eurobank Greece and Al Amthal Leasing Saudi Arabia.

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

NTE’s integration has included the continued leverage of the Company’s high quality but lower cost resources in its offshore development center in Lahore, Pakistan.  This phase of the transition plan has been completed whereby a dedicated team of software engineers and testers have been trained on the NTE product suite and most of the quality assurance, documentation and some of the Company’s products core software development activities have been transitioned to Lahore.  NTE has been able to implement significant productivity and cost improvements which have included realizing the higher level of cost efficiencies of using the Lahore offshore facility for software development and quality assurance.

The combined NTE group contributed approximately $3.9 million in revenues during the current fiscal year or 14% of the Company’s revenues.  The total net loss was, approximately, $2.5 million.

A few of NTE’s recent accomplishments include:

•
In collaboration with its strategic partner Real Consulting Information Systems S.A. of Athens, Greece ("Real Consulting S.A."), NetSol signed an agreement with a major European Bank to implement LeaseSoft within its growing financial leasing unit. The Bank is an international banking organization that offers its products and services both through its network of over 1,500 branches and points of sale and through alternative distribution channels.

•
Kaupthing Singer and Friedlander went live in February 2008 with the full web based proposal management and credit underwriting solution, a complete replacement of the web front end with an NTE product

•	BNP Paribas LG NL went live in May 2008 with LSA
•	Execution of a reseller’s agreement for LeaseSoft Asset with a strong software provider in Africa

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

NTNA contributed approximately $5.4 million in revenues during the current fiscal year or 20% of the Company’s revenues.  The total net loss was, approximately, $2.3 million.

This division underwent restructuring and reorganization in June 2008. Due to change of senior management in 2008, the new business activity slowed down while the maintenance revenue continued.

NetSol-Innovation (“EI”)

In November 2004, the Company entered into a joint venture agreement with the Innovation Group (formerly referred to as TiG), NetSol-Innovation (Pvt) Ltd., (“EI”), a Pakistani company, provides support services enabling the Innovation Group to scale solution delivery operations in key growth markets. EI operations are centered in NetSol’s IT Village, Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding.  The outsourcing model between the Innovation Group and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), technical communication as well as project management for development software for the Innovation Group.  Today, NetSol has developed extensive expertise across the insurance domain and has become a center of excellence.

EI contributed approximately $3.1 million in revenue during the current fiscal year or 11% of the Company’s revenues. The total net profit was, approximately, $1.0 million before adjusting for the 49.9% minority interest in earnings.

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

NetSol Connect (Pvt) Ltd. will continue to seek to grow revenues. The revenue contribution for NetSol Connect during the current fiscal year was $673,000 or about 2% of revenues.  The total net loss was $174,000 before adjusting the minority interest in losses.

Technology Campus

Due to the Company’s global growth, the NetSol development infrastructure has required expansion.  Management and the Board have approved the construction of a new structure behind the current NetSol tower in Lahore. To date the initial piling work has been completed with construction expected to be completed within two years.

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

NetSol believes it has gathered, over the course of many years, a team of very loyal, dedicated and committed employees.  Their continuous support and belief in the management has been demonstrated by their further investment of cash. Most of these employees have exercised their millions of stock options.  Management believes that its employees are the most invaluable asset of NetSol.

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

As of June 30, 2009, we had 718 full-time employees and 15 part-time employees; comprised of 485 IT project and technical personnel in Pakistan, UK, Australia, and US; and 233 non-IT personnel in Pakistan, UK, Australia and US.  The non-IT personnel include 38 employees in management, 41 employees in sales and marketing, 21 employees in accounting,  18 in customer support, and 115 in general and administration.  None of our employees are subject to a collective bargaining agreement. Our telecom subsidiary, NetSol Connect, has 71 full time employees based in Karachi, Pakistan, which are included in the total full-time employee count.

Competition

Neither a single company, nor a small number of companies, dominate the IT market in the space in which the Company competes. A substantial number of companies offer services that overlap and are competitive with those offered by NetSol. Some of these are large industrial firms, including computer manufacturers and computer consulting firms that have greater financial resources than NetSol and, in some cases, may have greater capacity to perform services similar to those provided by NetSol.

In the LeaseSoft business space, the barriers to entry are getting higher. The products are getting more cutting edge while richness in functionality is paramount. Older companies have prolonged the life of their legacy products by creating web-based front ends, while the core of the systems has not been re-engineered.

In the case of NFS™, we compete chiefly against leading suppliers of IT solutions to the financial industry, including names such as Fimasys, International Decision Systems (IDS), Data Scan, CHP Consulting, 3i Infotech, Finnone and Nucleus Software.

In the IT based business services areas, we compete with both smaller local firms and many global IT services providers, including names such as Wipro, InfoSys, Satyam Infoway, HCL and TCS (Tata Consulting).

Our competition is based primarily in high cost locations in the US, UK and Europe as opposed to NetSol with its facility in Lahore. NetSol is now the only company in the leasing and finance solution space that provides regional solutions in North America, Europe and Asia Pacific.  In addition, it is the only company in this space that is publicly listed and provides an offshore development infrastructure with CMMi level 5 accreditation.

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

Customers

Some of the customers of NetSol include: Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, BMW Financial Services China and Al Amthal Leasing Saudi Arabia. Volkswagen Credit U.S. & Canada; Hyundai Motor Finance; Keycorp Leasing; Chase Equipment Finance; National City Commercial Credit; City National Bank; and, Terex Corporation  In addition, NetSol provides offshore development and testing services to The Innovation Group Plc UK and their blue chip global insurance giants like Allstate, Cendent, etc. EI contributes to about 12% of NetSol’s revenues.    NetSol is also a strategic business partner for Daimler (which consists of a group of many companies), which accounts for approximately 4% of our revenue. Toyota Motors (which consists of a group of many companies) accounts for approximately 5% of our revenues.  Nissan Auto Finance (which consists of a group of many companies) accounts for approximately 6% of our revenues.  However no single client represents more than 10% of the revenue for the fiscal year ended June 30, 2009.

As compared to the previous year, NetSol PK was able to materialize a number of services contracts within the local Pakistani public and defense sectors. In 2009, NetSol PK has continued to make strides in the land recording sector by winning two pilot projects in different cities of Pakistan. This year, NetSol, has gone a step further by providing consultancy services to organizations so as to improve their quality of operations and services in addition to winning strategically important assignments within the E-Governance domain for organizations of national significance in Pakistan, including the Ministry of Health and Establishment Division. Also, NetSol was able to secure a major defense sector hospital for its HMIS solution. Its clients include private as well as public sector enterprises.  Also, NetSol was successful in consolidating its standing as one of the preferred solutions provider for the Military sector and Defense organizations.  The NetSol service portfolio has now diversified into a comprehensive supply chain of end to end services and solutions catering to BPR, consultancy, applications development, and systems engineering and integration, as well as other supporting processes for turnkey projects.

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

Corporate Structure

The Company's corporate headquarters are in Calabasas, California.  Nearly 70% of the programming and development is carried out at NetSol’s technology campus in Lahore, Pakistan. The other 30% of development is conducted in the Proximity Development Center or "PDC" in Horsham, UK and the U.S. development facility located in the San Francisco Bay Area of California. This signifies the ‘BestShoring®’ model by providing the best services at the most efficient pricing model. The marketing effort is shared and coordinated between the primary divisions operating at NetSol PK. in Lahore, Pakistan; NetSol UK, NTE in the UK; and NTNA in the U.S.  US marketing operations are conducted through the parent and NTNA.  These are the core operating companies engaged in developing and marketing IT solutions and software development and marketing.  An initiative is underway to unify the look and feel of all advertising, branding and marketing material.

NetSol UK, together with NTE, services and supports the clients in the UK and Europe. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions.  NTNA, together with the parent, supports all of the North American customers.

Despite numerous political and economic challenges facing Pakistan in 2008, World Bank ranked Pakistan as the 60th country in the ease of doing business ahead of both China and India. According to the A.T. Kearney, Global Service Location Index 2009, Pakistan remains among the top 20 Off-Shoring IT destinations.

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

A few of NetSol’s achievements in 2009 were:

*	Winning its first customer in Greece, EFU Eurobank Ergasias
*	Executing a successful joint venture agreement with Atheeb Group
*	Completing a joint venture agreement with Grupo Karims
*	Acquisition of an SAP practice; and,
*	Further expansion in the China market by adding new customers

From the point of view of our foreign partners and customers in NetSol, Pakistan remains a safe place to do business. The specific successes achieved from the acquisitions of CQ Systems (NTE) and McCue Systems (NTNA) endorses the fact that Pakistan is a safe place to do business when compared to many other troubled spots in the globe. Our best and proven business case is the NetSol - Innovation Group joint venture. This represents the best example of not only NetSol’s capabilities but the ability of a Pakistani based company to achieve off shore business model success for a Western based company.  This joint venture provides the major US and UK customers of Innovation Group in the UK with world class service from NetSol Pakistan, enhancing the client’s productivity at much more attractive prices.  Under any geo-political challenges, the Company is quite prepared in any contingency to use alternate development facilities located in Beijing (China), Horsham (UK) and Emeryville, California (USA).

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

Intellectual Property

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information.   The NetSol logo and name, as well as the LeaseSoft logo and product name have been copyrighted and trademark registered in Pakistan.  The NetSol logo and BestShoring name has been trademarked in the U.S.  The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.

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

Research and Development

In anticipation of an upcoming World Bank funded program, NetSol Pakistan has been proactively undertaking a Research and Development exercise to develop a proof of concept for “computerization of Land Records Management Information System (LRMIS)”. NetSol’s LRMIS is developed after thorough evaluations of existing manual system and client/user needs, detailed system analysis and process flow definition. It automates various land record management registers and is programmed to generate key reports on multiple parameters. Overall it provides the benefits of timely data availability, data transparency and accuracy, cost effectiveness, easy transaction tracking and better decision making using IT-enablement in a field where its need is hugely felt.  As of June 30, 2009, the Company has invested approximately $788,000 on this project.

ITEM 2 - PROPERTIES

Company Facilities

The Company’s corporate headquarters have been located at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302 since 2003.  It is located in approximately 1,919 rentable square feet, with a monthly rent of $5,223.99. The lease is a two-year lease expiring in December 2009.

Other leased properties as of the date of this report are as follows:

Location/Approximate	Square Feet	Purpose/Use	Monthly Rental Expense

Beijing, China	431	General Office	$3,993

Emeryville, CA (NTNA)	23,908	Computer and General Office	$80,331

Horsham, UK (NetSol Europe)	6,570	Computer and General Office	$12,528

NetSol PK (Karachi Office)	1,883	General Office	$1,528

NetSol PK (Islamabad Office)	4,502	General Office & Guest House	$2,416

Bangkok, Thailand	936	Computer and General Office	$752

The Beijing lease is a two year lease that expires in August 2011. The monthly rent is approximately $3,993 (RMB 27,295.84) per month.  The Bangkok lease is a one year lease with monthly rent of $765 (THB 26,100). The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of £75,000 (approximately $123,750). NTNA recently relocated to the Emeryville, California location.  The Emeryville lease is a ten year lease with monthly rent of $80,331.  The NetSol Karachi lease is a 3 year lease and is rented at the rate of $1,528 per month.  The NetSol Islamabad lease is a 15 year lease that expires on August 31, 2016 and currently is rented at the rate of $2,416 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space.

Lahore Technology Campus

The Technology Campus was inaugurated in Lahore, Pakistan in May 2004.  This facility consists of 50,000 square feet of computer and general office space.  This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan.  Title to this facility is held by NetSol Technologies Ltd. and is not subject to any mortgages.  The Company also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park.  By this agreement, the IT ministry has invested nearly 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility.  In order to cater for future business expansion and taking advantage of depressing real estate market, the company purchased two new cottages adjacent to its main building. Total covered area of these cottages is 4,900 sq feet and it cost was approximately $250,000. The management has moved its accounts, finance, internal audit, company secretariat, costing and budgeting & procurement departments into these cottages.

ITEM 3 - LEGAL PROCEEDINGS

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NetSol solicited proxies for its annual meeting to be held on April 24, 2009.  As of the meeting date, 10,627,864 or 39.8% of the eligible 26,666,987 votes were present.  The bylaws of the Company require 50.1% of the eligible shareholders to be present in person or via proxy for a quorum to be present.  Accordingly, a quorum was not present. As such and according to the bylaws, the board of directors retained their positions until the next meeting of shareholders.  The Company intends to hold its annual meeting of shareholders as soon as practicable following the release of this annual report.  The votes received for each item to be voted on were as follows:

1.  Election of Directors

The following persons, in the absence of a quorum, retained their position as directors until the earlier of their removal or the next election of directors:  Najeeb Ghauri, Naeem Ghauri, Salim Ghauri, Shahid Burki, Eugen Beckert, Mark Caton and Alexander Shakow.

2.  Ratification of Appointment of Auditors

Kabani & Company Inc. was appointed as Auditors for the Company to hold office until the close of the next annual general meeting of the Company.  The directors were authorized to fix the remuneration to be paid to the auditors. The audit committee has the authority to appoint the auditors for each fiscal year.  The proxy for the Company’s annual meeting on April 24, 2009 sought ratification, but not approval of the appointment of the auditors.  As no quorum was achieved, the matter did not come for a vote.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

(a) MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of NetSol Technologies, Inc. is listed and traded on NASDAQ Capital Market under the ticker symbol "NTWK".

The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the NASDAQ for each quarter during the last two fiscal years.

	2008-2009		2007-2008
Fiscal
Quarter	High	Low	High	Low

1st (ended September 30)	3.40	1.70	3.19	1.41
2nd (ended December 31)	1.86	.57	4.64	2.18
3rd (ended March 31)	1.08	.22	2.75	1.45
4th (ended June 30)	.75	.29	3.06	1.90

Common stock of NetSol Technologies, Inc. is also listed and traded on the Nasdaq Dubai Market under the ticker symbol “NTWK” since June 16, 2008.

RECORD HOLDERS - As of September 10, 2009, the number of holders of record of the Company's common stock was 258. As of September 10, 2009, there were 33,153,307 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security holders	9,484,534	(1)	$2.14	(2)	2,750,913	(3)
Equity Compensation Plans not approved by Security holders	None		None		None
Total	9,484,534		$2.14		2,750,913

(1)
Consists of 8,000 under the 2001 Incentive and Nonstatutory Stock Option Plan; 872,000 under the 2002 Incentive and Nonstatutory Stock Option Plan; 475,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 3,030,275 under the 2004 Incentive and Nonstatutory Stock Option Plan; and 3,321,642 under the 2005 Incentive and Nonstatutory Stock Option Plan.

(2)	The weighted average of the options is $2.16.
(3)
Represents 667,159 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan; 51,754 available for issuance under the 2004 Incentive and Nonstatutory Stock Option Plan; 1,175,000 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan and 857,000 available for issuance under the 2008 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

In April 2009, the Company issued 300,000 rule 144 shares to a consultant in exchange for services rendered.  These shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

In May 2009, 25,000 rule 144 shares were issued to two employees as part of their compensation package.  The shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

In May 2009 through June 30, 2009, the Company issued a total of 2,765,000 shares of restricted common stock to employees as part of a stock purchase agreement, exclusive of officers and directors of the Company.  The stock purchase agreement was modified in September 2009 to bring the per share purchase price to market price on the date of the stock purchase agreement.  These shares were issued in reliance on an exemption from registration available under Regulation D and Regulation S of the Securities Act of 1933, as amended.

In June 2009, the Company issued 20,000 rule 144 shares of common stock to its new CFO as part of his compensation package. The share issuance was approved by the Company’s compensation committee.

During the quarter ended June 30, 2009, employees exercised options to acquire 373,000 shares of common stock in exchange for a total exercise price of $127,360.

 ITEM 6 – SELECTED FINANCIAL DATA

The Company, as a Smaller Reporting Company, is not required to provide the information required by this section.

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2009.

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

Management undertook major steps to counter the deep effect of global recession, such as:

o	Reduced headcount by 140 employees in all three key locations in Pakistan, the United Kingdom and the US. The Company’s total headcount is approximately 720 people.

o	Senior management compensation, benefits and perquisites were reduced by an average of 20% across the Company, while the CEO and Chairman voluntarily cut his compensation by 33%.

o
Earlier this year, the senior management voluntarily forfeited approximately $400,000 of earned cash bonuses. In addition, senior officers agreed to the cancellation of option grants awarded by the Board in 2008 to further reduce expense.

o
Restructured the corporate finance team at the headquarters by promoting Mr. Boo Ali CFO of NetSol Technologies, Ltd., Pakistan (5 year veteran with NetSol) to global CFO for NetSol Technologies, Inc. In addition, the parent company added an experienced controller to support the newly appointed CFO, while each subsidiary now has a stronger accounting staff in place.

o
In 2009, to enhance productivity and cost efficiencies, the concept of Global Delivery Model has been implemented.   Without moving the source codes of US products or UK products to Lahore, Pakistan, we have integrated the local developers / engineers / programming resources with PK technology group teams. This model would eventually create much stronger band width for customers worldwide but also have the same interfacing local management available for regional clients. In essence, the concept of BestShoring® model is effectively being executed.

o
The global delivery model would further streamline the cost base as well as optimum utilization of NetSol Center of Excellence, CMMi Level 5 technology campus and translate into better and more competitive pricing modules for our customers.

o
Revamped sales organization from several departments into one group. The newly created global sales organization under one president of global sales, centrally headquartered in the UK, would provide much improved visibility and traction in all key markets worldwide. In addition to achieving critical mass and visibility, the regional sales heads have been created to directly report to President Group Sales.

o
In wake of the severe recession, the Global headquarters in Emeryville, California, has diligently begun the process of either renegotiating the rental costs and/or subleasing a portion of the space to reduce costs. However, the net effect of cost rationalization in operating expenses and general and administrative overhead  is  reflected from the fourth quarter of fiscal year 2009.

o
Some marketing and new project activities had to be slowed down due to the poor economy but the most strategic new product development and research and development activities has increased. Management’s vision is that a one product global solution is the key initiative that will place NetSol in the next level of critical mass solutions providers.

Business Development Activities:

•
NetSol launched a long term strategy in 2008 to get NetSol brand and name recognition in UAE and GCC States by a dual listing on DIFX (now the NASDAQ DUBAI exchange). Management believes that the signing of a joint venture agreement with a very well established Saudi Arabian business conglomerate represents a major break-through for the Company.  The joint venture is a relationship between NetSol Technologies, Inc. and the Atheeb Group of the Kingdom of Saudi Arabia (“KSA”). NetSol owns 51% and Atheeb owns 49% of the newly created Atheeb NetSol, Ltd. to be based in Riyadh, Saudi Arabia. Atheeb has been in operation since 1985 and has major businesses in defense, public works, telecom, financial, transportation and agriculture. By partnering with Atheeb through a joint venture, NetSol gains access to not only major local projects in key sectors but also to regional economies in GCC states, Central Asia and Africa. The influence and reputation of Atheeb in the KSA and regional markets is compelling, and NetSol expects to benefit handsomely in coming years. The joint venture will fully utilize NetSol PK’s Lahore based center of excellence, CMMi Level 5 technology campus.

•
NetSol has formed a joint venture with Grupo Karims, a major commercial business group in Latin America. The objective is to diversify and expand NetSol software programming and delivery capabilities in emerging economies of Latin America.

•
The acquisition of Ciena Solutions for SAP services, has been effectively integrated with NetSol’s operation. Our new SAP services and offerings are being marketed to our existing US based clients and new markets to establish a key new vertical.   The US clients list includes a major energy utility company in California. Additionally, we believe a majority of NetSol global clients could benefit from SAP services and solutions. The Company is beta testing its product, SMART OCI, a search engine to expand its SAP product portfolio. The practice was recently awarded SAP PartnerEdge status as an SAP services partner.

•
By expanding into the Americas, NetSol sees a strong opportunity to establish its brand recognition and create critical mass in the Americas.   Despite the recession and consolidations in the U.S., NetSol has embarked on an aggressive strategy to reposition and rebrand NetSol for the U.S markets. For example, NetSol is strategically rolling out offerings of the NetSol Financial Suite™ to our global auto manufacturers, whether captive or non-captive, in the North and South American markets.   NetSol sees a new market in Mexico, Brazil, Costa Rica and many countries in Latin America as both mature and emerging markets are ripe for our flagship NFS™ applications. NetSol added two new global customers to the Americas in Nissan’s North America and Mexican operations.

•
Management envisions a major growth in the Chinese market as China continues to have  strong economic indicators amongst the major industrial countries. China is the third largest economic power and its auto and banking sectors are growing at a dynamic pace, unlike the western markets. We are expanding the Beijing office and adding local staff. Our current five multi-national customers in China have begun to expand their relationship with NetSol. We recently signed a few new deals with a few multinational auto companies and Minsheng Bank,  one of the largest in China Management anticipates that the NFS™ products will demonstrate a noted break through with Chinese companies in coming months.

•
The European economy has shown serious decline and the severe impact of consolidation and budget cuts have started to intensely affect our business there. The European markets are expected to remain sluggish and we will hold off any further investment until next year.

•	We expect top line growth through investment in organic marketing activities.

NetSol marketing activities will continue to:

•	Encourage organic revenue growth in the Chinese market in the automobile, banking, manufacturing and captive leasing sectors.
•	Expand the Beijing office with new local Chinese staff and senior business development and project management teams.
•	Further penetrate the Asia Pacific markets by selling NetSol offerings in the key and robust markets of Australia, New Zealand, Singapore, Thailand, South Korea and, Japan.
•
Expand Thailand operations with the aim of making it a second hub, after China. A few senior business development teams have been mobilized and relocated in Thailand to support the new business development efforts in the APAC region.

•
While consolidating the development and sales teams, further build and expand in the North America market.  As the most mature and largest market for the Company’s solutions, North America will remain key to new revenue in the coming years.  NetSol’s existing product line including LeasePak and its modules will remain as a primary offering to support our existing customers.

•	NetSol SAP practice will enhance the revenue and add new customers for SAP consulting service, staffing & proprietary bolt-on software offerings.
•	Expand and support the new and innovative road map of more capable and robust solutions to the existing 30 plus US customers.
•	Expand marketing as selling efforts in Europe and Africa through local resellers, joint ventures and alliances.
•
Expand and win new customers in the Middle Eastern markets through a recently formed joint venture with Atheeb Group in the KSA. This will include sectors in leasing, banking, defense and public areas.

•	Optimize Lahore’s center of excellence in emerging and growing markets in Middle East.
•	Grow new revenues in public and defense sectors in Pakistan.
•	Expand and penetrate in e-government and automation in various sectors in Pakistan.
•	As the global economy is bouncing back, we will improve our accounts receivable collections and new revenues by signing new customers worldwide.

Funding and Investor Relations:

 Management anticipates, but there is no guaranty, that as the price of the Company’s shares of common stock will rise, as quoted on the Nasdaq Capital Market that:

•	Officers may exercise options, as nearly 1.5 million of over 1.8 million are currently in the money;
•
The realization of an additional nearly $1 million from an employee stock purchase while also expecting employees to exercise previously granted stock options that could generate an additional $500,000 to $750,000 in fiscal year 2010; and

•	Exercise of warrants by major fund investors.

Investor Relations efforts will include:

•	Launching a new IR/PR marketing campaign in the US market after the fiscal year 2009 results.
•	Reaching out to new small cap funds, sell side analysts and institutions.
•	Presenting at 2 to 3 major investors conferences in fall 2009.
•	Injecting new capital into NTI by timely monetizing from NetSol PK, while maintaining majority holding.
•	Seeking the participation of strategic value added business partners, such as joint venture partners, to invest in the Company and support their long term relationship with the Company.
•	Creating value propositions for strategic ownership by joint venture partners in the Middle East and China.

Improving the Bottom Line:

•	Further improve daily service and rate of delivery.
•	Carefully enhance pricing of NetSol solutions offerings worldwide.
•	Continue consolidation and reevaluating operating margins as an ongoing activity.
•	Streamline further cost of goods sold to improve gross margins to historical levels over 50%, as sales ramp up.

•	Generate higher revenues per employee, enhance productivity and lower cost per employee.
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.
•	Grow process automation and leverage the best practices of CMMi level 5. Global delivery concept and integration will further improve both gross and net margins.
•	Scale back a few marketing plans until the US economy begins to show a steady sign of recovery.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Reduced General and Administrative expense and expenses of marketing programs.
•	Negotiate NTNA office space lease or sub lease to reduce monthly expense by at least 50% on rent.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect.  Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes.

In a quest to continuously improve its quality standards, CMMi level companies are reassessed every three years by independent consultants under the standards of the Carnegie Mellon University to maintain its CMMi Level 5 quality certification.  NetSol will be reassessed beginning of 2010 to further improve its processes and internal procedures. We believe that the CMMi standards are a key reason in NetSol’s demand surge worldwide. We remain convinced that this trend will continue for all NetSol offerings promoting further beneficial alliances and increasing the number and quality of our global customers.  The quest for quality standards is imperative to NetSol’s overall sustainability and success.  In 2008, NetSol became ISO 27001 certified, a global standard and a set of best practices for Information Security Management.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	The global recession and consolidations have opened doors for low cost solution providers such as NetSol. The BestShoring® model of NetSol is a catalyst in today’s environment.
•	The global economic pressures and recession has shifted IT processes and technology to utilize both offshore and onshore solutions providers, to control the costs and improve ROIs.
•	China has become the third largest economy and has grown to over 7% GDP while other industrial nations have declined or grown marginally.
•	China’s automobile and banking sectors have been unaffected by the global meltdown and in fact have outgrown all other economies with their recent automobile sales statistics.
•
The surviving IT companies, such as NetSol, with price advantage and a global presence, will gain further momentum as economic indicators turn positive. The bigger customers and targeted verticals are much more cost conscious and are seeking a better rate of return on investments in IT services. NetSol has an edge due to its BestShoring® model and proven track record of delivery and implementations worldwide.

•	NetSol survived the most challenging economic times in 2008-2009 because of its product demands and dependency of customers. The Company has never lost a product or a license customer.
•	There has been a noticeable new demand of leasing and financing solutions as a result of new buying habits and patterns in the Middle East, Eastern Europe and Central America.
•
The surge of joint ventures in emerging markets is growing and is beneficial for  both parties, representing strengths with core competencies without any overlap. Thus, mitigating the risk of starting fresh in untested territories with modest investments.

•
Pakistan’s future looks bright due to recent elimination of extremists and a stabilizing judiciary and media. The new political landscape would weed out bad elements and is already showing signs of new direct foreign investments.

•
The aid and support of trade in Pakistan from countries like the US, China, Saudi Arabia and other western and friendly countries seems to be growing recently. This will positively affect NetSol, local employees and customers worldwide. Pakistan has every potential to rise up as the plans for energy, power, agriculture and infrastructures (including 12 new dams to be built by Chinese companies) creates a much better outlook and growth for Pakistan.

•
US AID and many other western agencies are diligently assisting the Pakistani people to improve literacy, education, poverty alleviation and healthcare programs. These initiatives will necessarily result in more graduates in science and technology areas.

•	Global opportunities to diversify delivery capabilities in new emerging economies that offer geopolitical stability and low cost IT resources reducing dependency upon Lahore technology campus.
•	Positive growth and resiliency indicators of domestic economy in Pakistan (a cash based economy)will lead to renewed optimism for growth in local public and private sectors.
•
Our global multi-national clients have continued to pursue deeper relationships in newer regions and countries. This reflects our customers’ dependencies and satisfaction with our NetSol Financial Suite of products.

•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 year tax holiday on IT exports of services. There are 7 more years remaining on this tax incentive.

•	Latest comments by the Federal Reserve on anticipated upturn in economy by year end 2009.

Negative trends:

•	Dramatic and deep global recession has created a serious decline in business spending causing significant budget cuts for many of the Company’s target verticals.
•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems squeezing IT budgets and elongating decision making cycles.
•	Corporate earnings losses and liquidity crunch causing delays in the receivables from few clients.
•	Challenged US auto sectors, banking and retail sectors, thus resulting in longer sales and closing cycles.
•	Anticipated worsening US deficit and rise in inflation in coming years would further put stress on consumers and business spending.
•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  During the fiscal years ended June 30, 2009 and 2008, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CASH RESOURCES

We were successful in improving our cash position by the end of our fiscal year, June 30, 2009 with $4.4 million in cash worldwide.  In addition, $464,505 was injected by the exercise of options in 2009.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2009 Annual Shareholders Meeting the Company’s current seven member board stood for election.  As a quorum at this meeting was not achieved, and according to the bylaws of the Company, the current slate retains its positions as directors until the next meeting.  The board of directors is made up of:   Mr. Najeeb U. Ghauri, Mr. Salim Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki, Mr. Mark Caton and Mr. Alexander Shakow.

Committees

The Audit committee is made up of Mr. Shahid Burki as Chairman, Mr. Caton, Mr. Beckert and Mr. Shakow as members.  The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert, Mr. Burki, and Mr. Shakow as its members.  The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki, Mr. Caton and Mr. Shakow as members.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2009 COMPARED TO THE YEAR ENDED JUNE 30, 2008

Net revenues for the year ended June 30, 2009 were $26,448,177 as compared to $36,642,175 for the year ended June 30, 2008.   Net revenues are broken out among the subsidiaries as follows:

	2009	%	2008	%
North America:
NetSol Tech NA (NTNA)	$5,396,693	20.40%	$3,969,521	10.83%
	$5,396,693	20.40%	$3,969,521	10.83%
Europe:
NetSol Tech Europe (NTE)	3,886,337	14.69%	5,908,661	16.13%
NetSol UK	-	0.00%	1,767,564	4.82%
	3,886,337	14.69%	7,676,225	20.95%
Asia Pacific:
NetSol PK Tech	13,265,196	50.16%	19,610,797	53.52%
NetSol-Innovation	3,098,353	11.71%	4,199,520	11.46%
NetSol Connect	673,256	2.55%	811,232	2.21%
NetSol-Abraxas Australia	128,342	0.49%	344,514	0.94%
NetSol Omni	-	0.00%	30,366	0.08%
	17,165,147	64.90%	24,996,429	68.22%

Total Net Revenues	$26,448,177	100.00%	$36,642,175	100.00%

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2009 and 2008 as a percentage of revenues.

	For the Year
	Ended June 30,
	2009		2008
		%		%
Net Revenues:
License fees	$4,786,332	18.10%	$12,685,039	34.62%
Maintenance fees	6,499,419	24.57%	6,306,321	17.21%
Services	15,162,426	57.33%	17,650,815	48.17%
Total revenues	26,448,177	100.00%	36,642,175	100.00%
Cost of revenues
Salaries and consultants	9,787,965	37.01%	10,071,664	27.49%
Travel	1,334,879	5.05%	1,719,743	4.69%
Repairs and maintenance	370,487	1.40%	405,140	1.11%
Insurance	174,761	0.66%	239,043	0.65%
Depreciation and amortization	2,214,211	8.37%	1,398,454	3.82%
Other	3,316,031	12.54%	1,890,100	5.16%
Total cost of sales	17,198,334	65.03%	15,724,144	42.91%
Gross profit	9,249,843	34.97%	20,918,031	57.09%
Operating expenses:
Selling and marketing	3,115,883	11.78%	3,722,470	10.16%
Depreciation and amortization	1,973,997	7.46%	1,939,502	5.29%
Bad debt expense	2,393,685	9.05%	58,293	0.16%
Salaries and wages	3,443,390	13.02%	3,703,836	10.11%
Professional services, including non-cash compensation	1,215,939	4.60%	837,598	2.29%
General and adminstrative	3,590,118	13.57%	3,447,113	9.41%
Total operating expenses	15,733,012	59.49%	13,708,812	37.41%
Income from operations	(6,483,169)	-24.51%	7,209,219	19.67%
Other income and (expenses):
Gain (loss) on sale of assets	(404,820)	-1.53%	(35,484)	-0.10%
Beneficial conversion feature	(40,277)	-0.15%	-	0.00%
Interest expense	(1,294,293)	-4.89%	(626,708)	-1.71%
Interest income	291,030	1.10%	195,103	0.53%
Loss on extinguishment of debt	(1,000,000)	-3.78%	-	0.00%
Gain on sale of subsidiary shares	351,522	1.33%	1,240,808	3.39%
Other income and (expenses)	2,440,234	9.23%	2,169,383	5.92%
Total other income (expenses)	343,396	1.30%	2,943,102	8.03%
Net income (loss) before minority interest in subsidiary	(6,139,773)	-23.21%	10,152,321	27.71%
Minority interest in subsidiary	(1,816,143)	-6.87%	(5,038,115)	-13.75%
Income taxes	(91,132)	-0.34%	(121,982)	-0.33%
Net income (loss)	(8,047,048)	-30.43%	4,992,224	13.62%
Dividend required for preferred stockholders	(134,400)	-0.51%	(178,541)	-0.49%
Net income (loss) applicable to common shareholders	(8,181,448)	-30.93%	4,813,683	13.14%

The total consolidated net revenue for fiscal year 2009 was $26,448,177 as compared to $36,642,175 in fiscal year 2008. This is a nearly a 28% decrease in revenue.  Maintenance fee revenue increased 3% from $6,306,321 to $6,499,419. Revenue from services, which includes consulting and implementation, decreased 14% from $17,650,815 to $15,162,426.  The activity for NetSol’s new license sales for NFS™ also decreased significantly. The decrease is attributable mainly due to the unprecedented global recession resulting in major budget cuts by the companies in IT spending.

Due to the revision in our pricing policy, NFS™ license value in APAC is in the range of $1.0 to $2.0 million, without factoring in services maintenance and implementation fees.  Normally, NetSol negotiates 18-20% yearly maintenance contracts with customers.  A number of large leasing companies will be looking to renew legacy applications.  This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies.  As the Company continues to sell more of these licenses, management believes it is possible that the margins could increase to upward of 60%.

During the current year, Region 2 successfully implemented its NFS™ product suite for four major automotive captives in Australia and China.  NetSol has signed a major contract with a leading automobile manufacturer in Australia was for NFS™.  NetSol won a contract with a leading cellular phone company in Pakistan for the provision of Information Security System devices and support services. A contract was signed with a major public sector hospital in Pakistan to design and implement an IT system.  This represents a new vertical for NetSol in developing Hospital Management Systems.  In addition, NetSol has launched a new information security management initiative in Pakistan, called “Secure Pakistan”.  The project aims to secure critical information, while in storage or transfer, from theft.

During the current year, NetSol,  led by the North American division launched Global Business Services (“GBS™”) to bring our competencies in delivering IT services to the global market and especially in North America.  A new business model, “BestShoring®” was developed to deliver the best solution to the market using both on-shore and off-shore resources.

The North American division has introduced “consulting selling” to its market whereby the clients requirements are being accessed, with requirements workshops, and providing the best solution to meet the client’s needs with NFS™ products LeasePak and/or LeaseSoft.  North America continues to introduce the NFS™ LeaseSoft product suite to its market.

Our joint-venture, EI continues to grow overall.  The total programmer strength is over 100 people dedicated to the joint-venture projects.  In addition, two new projects in the United States of America were signed and Innovation Group’s release management of five different countries has recently been given to our Extended Innovation (“EI”) division which works with the joint-venture.

NTE had two customers “go-live” during the current fiscal year and had several contracts for data transfers as the market in Europe consolidated.  There were three new customers contracts signed during the current fiscal year, using the full co-operation of the UK and Pakistan teams for the implementation, with the UK staff doing the customer facing activities while Lahore provided the technical and development input; a win for our “BestShoring®” model.

The gross profit was $9,249,843 for year ended June 30, 2009, as compared with $20,918,031 for the same period of the previous year.  This is a 56% decrease.  The gross profit percentage was 35% for the current fiscal year and 57% in the prior year.   The cost of sales was $17,198,334 in the current year compared to $15,724,144 in the prior year. The increase in cost of sales is mainly due to an increase in amortization & depreciation expense coupled with the provision of certain third party hardware/ software to various customers.

Operating expenses were $15,733,012 for the year ended June 30, 2009, as compared to $13,708,812 for the year ended June 30, 2008, an increase of 15% from the prior year.  The increase is mainly attributable to a provision for doubtful debts which the Company had to take keeping in view the current financial crisis. Depreciation and amortization expense amounted to $1,973,997 and $1,939,502 for the year ended June 30, 2009 and 2008, respectively.  Combined salaries and wage costs were $3,443,390 and $3,703,836 for the comparable periods, respectively, or a decrease of $260,446 from the corresponding period last year. General and administrative expenses were $3,590,118 and $3,447,113 for the years ended June 30, 2009 and 2008, respectively, an increase of $143,005 or  4%. As a percentage of sales, these expenses were 13% in the current year compared to 9% in the prior year. The increase in costs is due to the expansion of Beijing and Bangkok sales offices, launching activities of this new joint venture in Saudi Arabia, engagement of  consultants for SOX 404 compliance, severance and settlements with a few employees in the UK, Pakistan and USA, higher rent on the newly rented lease in NTNA, a settlement cost with an investor and  increased travel and other expenses that supporting a large workforce entail.

Selling and marketing expenses reduced to $3,115,883 for the year ended June 30, 2009 as compared to 3,722,470 for the year ended June 30, 2008.  As a percentage of sales, these expenses were 11.8% in the current year compared to 10.1% in the prior year.  The Company provided for certain doubtful debts of $2,393,685 and $58,293, during the years ended June 30, 2009 and 2008, respectively.

The loss from operations in fiscal year 2009 was $6,483,169 compared to an income of $7,209,219 in fiscal year 2008. As a percentage of sales, net loss from operations was 25% in the current year compared to an income of 19.7% in the prior period.

Net loss in fiscal year 2009 was $8,181,448 compared to income of $4,813,683 in fiscal year 2008.  During the years ended June 30, 2009 and 2008, the Company was required to pay a cash dividend to the preferred stockholders of $134,400 and $178,541.  The current fiscal year amount includes a net reduction for the minority interest in earnings of $1,816,143 compared to a reduction of $5,038,115 in the prior year for the 49.9% minority interest in NetSol Connect and NetSol-Innovation, and the 42.04/41.32% minority interest in NetSol PK.  The current fiscal year includes a net gain on the sale of some of the Company’s shares in NetSol PK on the open market of $351,522. The net loss per share, basic and diluted, was $0.30 and $0.30 in 2009 compared to a net income, basic and diluted, of $0.20 and $0.19 in 2008.

The net EBITDA loss was $2,473,415 compared to income of $9,078,870 after amortization and depreciation charges of $4,188,208 and $3,337,956, income taxes of $91,132 and $121,982, and interest expense of $1,294,293 and $626,708 respectively.  The EBITDA loss per share, basic & diluted was $0.09 as compared to EBITDA income of $0.38 basic and $0.35 diluted. Although the net EBITDA income is a non-GAAP measure of income, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Quarterly Results of Operations for the quarter ended June 30, 2009 and June 30, 2008

Net revenues for the quarter ended June 30, 2009 and 2008 are broken out among the subsidiaries as follows:

	2009		2008
North America:
NetSol - North America	$1,351,643	19.72%	$816,455	7.76%
	1,351,643	19.72%	816,455	7.76%
Europe:
NetSol UK	-	0.00%	1,119,663	10.65%
NetSol - Europe	546,704	7.98%	1,283,964	12.21%
	546,704	7.98%	2,403,627	22.86%
Asia-Pacific:
NetSol PK	4,126,774	60.22%	5,766,036	54.83%
NetSol-Innovation	631,236	9.21%	1,259,374	11.98%
NetSol Connect	131,175	1.91%	194,846	1.85%
NetSol-Abraxas Australia	65,648	0.96%	75,317	0.72%
Totals	4,954,833	72.30%	7,295,573	69.38%

Total Net Revenues	$6,853,180	100.00%	$10,515,655	100.00%

The following table presents our unaudited quarterly results of operations for the quarters ended June 30, 2009 and 2008.  You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report.  We have prepared the unaudited information on the same basis as our audited consolidated financial statements.  This table includes normal recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results for the quarters presented.  Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	For the Three Months Ended
	June 30, 2009		June 30, 2008
		% of sales		% of sales
Revenues:
License fees	$1,283,700	18.73%	$4,915,813	46.75%
Maintenance fees	1,727,900	25.21%	1,749,871	16.64%
Services	3,841,580	56.06%	3,849,971	36.61%
Total revenues	6,853,180	100.00%	10,515,655	100.00%
Cost of revenues:
Salaries and consultants	2,135,294	31.16%	2,728,921	25.95%
Depreciation and amortization	598,358	8.73%	551,166	5.24%
Travel, communication, and other	1,568,777	22.89%	1,453,307	13.82%
Total cost of sales	4,302,429	62.78%	4,733,394	45.01%
Gross profit	2,550,751	37.22%	5,782,261	54.99%
Operating expenses:
Selling and marketing	636,374	9.29%	904,562	8.60%
Depreciation and amortization	497,716	7.26%	517,321	4.92%
Salaries and wages	745,859	10.88%	945,402	8.99%
Professional services	338,187	4.93%	413,490	3.93%
Bad debt expense	(26,973)	-0.39%	55,016	0.52%
General and adminstrative	896,667	13.08%	1,170,091	11.13%
Total operating expenses	3,087,830	45.06%	4,005,882	38.09%
Income (loss) from operations	(537,079)	-7.84%	1,776,379	16.89%
Other income and (expenses)
Gain/(Loss) on sale of assets	(96,564)	-1.41%	(2,440)	-0.02%
Fair market value of warrants issued	-	0.00%	-	0.00%
Interest expense	(327,547)	-4.78%	(82,043)	-0.78%
Interest income	44,423	0.65%	35,234	0.34%
Other income and (expenses)	899,432	13.12%	1,460,269	13.89%
Income taxes	(11,501)	-0.17%	(75,710)	-0.72%
Total other expenses	508,243	7.42%	1,335,310	12.70%
Net income (loss) before minority interest in subsidiary	(28,836)	-0.42%	3,111,689	29.59%
Minority interests in earnings of subsidiary	(843,904)	-12.31%	(1,749,625)	-16.64%
Net income (loss)	(872,740)	-12.73%	1,362,064	12.95%
Dividend required for preferred stockholders	(33,508)	-0.49%	(33,508)	-0.32%
Net income (loss) applicable to common shareholders	(906,248)	-13.22%	1,328,556	12.63%

Liquidity and Capital Resources

The Company's cash position was $4,403,762 at June 30, 2009 compared to $6,275,238 at June 30, 2008.

The Company’s current assets, as of June 30, 2009, totaled $28,792,129 and were 46% of total assets, a decrease of 6% from $30,723,575 or 48% of total assets as of June 30, 2008.  As of June 30, 2009, the Company's working capital (current assets less current liabilities) totaled $11,398,413 compared to $17,036,631 as of June 30, 2008, a decrease of $5,638,218. As of June 30, 2009, the Company had $11,394,844 million in accounts receivable and $5,686,277 million in revenues in excess of billings.

Net cash provided by operating activities amounted to $1,231,588 for the year ended June 30, 2009, as compared to $3,772,041 for the year ended June 30, 2008. The decrease is mainly due to an increase in accounts receivable and other assets offset by an increase in accounts payable. We expect to receive payments on these accounts within the next fiscal year.

Net cash used in investing activities amounted to $9,434,284 for the year ended June 30, 2009, as compared to $10,128,293 for the year ended June 30, 2008. The difference lies primarily in the increase in intangible assets capitalized, as well as, an increase in purchases of fixed assets. The Company had purchases of property and equipment of $2,093,618 compared to $4,435,755 for the comparable period last fiscal year.

Net cash provided by financing activities amounted to $6,571,516 and $8,530,729 for years ended June 30, 2009, and 2008, respectively.  The current fiscal year included the cash inflow of $712,770 from the sale of common stock and $563,929 from the exercising of stock options and warrants, compared to $1,500,000 and $3,282,827 in the prior year, respectively.  In the current fiscal year, the Company had $3,843,541 in proceeds from bank loans, and net capital leases payments of $539,497 as compared to $5,441,870 in proceeds from bank loans, and net capital leases payments of $3,409,496 in the comparable period last year.  In addition, during the current fiscal year, the Company sold shares it held of its subsidiary in Pakistan on the open market and had $558,535 in proceeds from the sale.

The Company plans on pursuing various and feasible means of raising new funding to expand its infrastructure, enhance product offerings and strengthen marketing and sales activities in strategic markets.   A strong growth in earnings and the signing of larger contracts with Fortune 500 customers largely depends on the financial strength of NetSol. Generally, the bigger name clients and new prospects diligently analyze and take into consideration a stronger balance sheet before awarding big projects to vendors. Therefore, NetSol will continue its effort to further enhance its financial resources in order to continue to attract large name customers and big value contracts.

As a growing and dynamic company, we will continue our organic growth strategy in selective markets. While we have scaled down any major capital expenditures, there will be on-going capital expenditure needs based on our short term and long term business plans.  Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate having the need for working capital of $4.0 to $6.0 million for  overall expansion plans that would involve continued R&D, new product development, business development activities and infrastructure enhancements.

Management intends to further improve the accounts receivable collections process from our customers. In addition, we expect that significant executive and employee stock options exercises as a substantial amount of these options are in the money. The Company will explore injections of new capital from strategic investors, as the most feasible and viable source of new capital. Some of the joint ventures partners could be amongst the strategic investors to strengthen our balance sheet. Management is very aware of the need to continue to reduce both short term and long term liabilities while continuously improving cash flow and net cash position. Management remains very committed and focused to strengthening overall assets and will employ all of the above mentioned tools and such others as may become available to achieve these goals.

Dividends and Redemption

It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as common stock dividends. This policy, under which common stock dividends have not been paid since the Company's inception and is expected to continue, but is subject to regular review by the Board of Directors.

During the year ended June 30, 2009, we issued 32,324 shares of common stock as dividends due under the terms of the Preferred Stock; the dividends were issued in accordance with the terms of the Certificate of Designation which was approved by the board of directors.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a small business issuer, the Company is not required to provide the disclosures set forth in this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements that constitute Item 8 are included at the end of this report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Kabani & Company, Inc.’s report on NetSol’s financial statements for the fiscal years ended June 30, 2008 and June 30, 2009, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol's financial statements for the fiscal years ended June 30, 2008 and June 30, 2009 there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) as of June 30, 2009.  Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There has be no change in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

The recession has forced us to reduce our monthly rent and long term obligations.  NTNA is in the process of renegotiating the office lease in Emeryville, California.  While we have submitted a proposal to this effect to a newly appointed building management company, we have received a notice of default.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2009, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	54	Director and Chairman	Brother to Naeem and Salim Ghauri
Salim Ghauri	1999	53	President and Director	Brother to Naeem and Najeeb Ghauri
Naeem Ghauri	1999	51	Chief Executive Officer, Director	Brother to Najeeb and Salim Ghauri
Boo-Ali Siddiqui	2009	34	Chief Financial Officer	None
Patti L. W. McGlasson	2004	44	Secretary, General Counsel	None
Shahid Javed Burki	2000	70	Director	None
Eugen Beckert	2001	62	Director	None
Mark Caton	2002	59	Director	None
Alexander Shakow	2007	72	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol.  He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer since October 2006. Mr. Ghauri is the founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the Nasdaq Dubai Exchange in 2008.   Mr. Ghauri served as the Company's Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005.  As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan.   Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1981.   Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in Nasdaq closing bell ceremonies in 2006 and 2008.

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is currently the Chairman and CEO of NetSol Technologies Limited and President of the Asia Pacific Region.  Mr. Ghauri was the founder of Network Solutions (Pvt.) Ltd. in 1995, Later NetSol Technologies (Pvt.) Limited.  Under his leadership, NetSol gradually built a strong team of IT professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001 and CMMi Level 5 assessed. Under his leadership NetSol PK has become the leading IT company and is known as an IT Icon in the region.  Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before NetSol Technologies Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant.   Mr. Ghauri was appointed in 2007 as an Honorary Consul for Australia-Punjab Region.

NAEEM GHAURI has been a Director of the Company since 1999 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri serves as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. He is also the director of the Global Sales group. His accomplishments are numerous but the biggest one was the closing of TiG NetSol Joint Venture in 2005.  Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England.   Mr. Ghauri serves on the board of  NetSol Technologies Europe, Ltd., a subsidiary of the Company.

BOO-ALI SIDDIQUI joined NetSol as Chief Financial Officer in April 2009. Prior to his assignment as Global CFO, Mr. Siddiqui was serving NetSol Technologies Limited, Pakistan, the largest subsidiary of the company, as CFO and Company Secretary. He was instrumental in assisting NetSol PK with its successful IPO on the Karachi Stock Exchange.  He is a qualified Chartered Accountant from the institute of Chartered Accountants of Pakistan and has extensive knowledge of financial, tax and corporate matters. He is also a fellow member of Pakistan Institute of Public Finance Accountants and Institute of Chartered Secretaries & Managers. He did his bachelor of commerce from Halley College Commerce, University of the Punjab, Lahore in 1995. He completed his four years articleship from Ford Rhodes Sidat Hyder & Company a renowned accounting firm in Pakistan representing Ernest Young International,

PATTI L. W.  MCGLASSON joined NetSol as General Counsel in January 2004 and was elected to the position of Secretary in March 2004.  Prior to joining NetSol, Ms. McGlasson practiced at Vogt & Resnick, law corporation, where her practice focused on corporate, securities and business transactions.  As part of her Masters in Law in Transnational Business, she interned at the law firm of Loeff Claeys Verbeke in Rotterdam, the Netherlands in 1991.  Ms. McGlasson was admitted to practice in California in 1991.  She received her Bachelor of Arts in Political Science in 1987 from the University of California, San Diego and, her Juris Doctor and Masters in Law in Transnational Business from the University of the Pacific, McGeorge School of Law, in 1991 and 1993, respectively.

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

MARK CATON joined the board of directors of NetSol in 2007.  Mr. Caton is currently President of Centela Systems, Inc. a distributor of computer peripheral solutions in the multimedia and digital electronic market segment, a position he has held since 2003. Prior to joining Centela, Mr. Caton was President of NetSol Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was employed by ePlus from 1997 to 2002 as Senior Account Representative. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NetSol from 2002-2003. Mr. Caton is a Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. Mr. Caton received his BA from UCLA in psychology in 1971.

ALEXANDER SHAKOW was elected to the board on June 4, 2007.  Mr. Shakow had a distinguished career with the World Bank where he held various high level positions from 1981-2002.  Since 2002, he has been an independent consultant for various international organizations.   From 1968-1981 Mr. Shakow  held many senior positions at the United States Agency for International Development, including Assistant Administrator for Program and Policy; Director -Office of Development  Planning, Bureau for Asia; and, Director-Indonesia, Malaysia and Singapore Affairs.  Mr. Shakow was also a staff member of the United States Peace Corps from 1963-1968, including Director for Indonesia.  Mr. Shakow received his PhD from the London School of Economics and Political Science in 1962.  He earned his undergraduate degree with honors from Swarthmore College in 1958.  Mr. Shakow is listed in Who’s Who in America, Who’s Who in the World and Who’s Who in Finance and Business.  Mr. Shakow is a member of the Audit, Compensation and Nominating and Corporate Governance Committees.

ITEM 11-EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

NetSol Technologies’ Named Executive Officers, a group comprised of the Chief Executive Officer, the Chief Financial Officer, and three other executive officers in the 2008-2009 fiscal year, are the following individuals:

Najeeb Ghauri	Chief Executive Officer
Salim Ghauri	President of Asia Pacific and Middle East Operations
Naeem Ghauri	President of European Operations
Tina Gilger	Chief Financial Officer (1)
Dan Lee	Chief Financial Officer (1)
Boo Ali	Chief Financial Officer (1)
Patti L. W. McGlasson	Secretary and General Counsel

(1)
Ms. Gilger resigned as the Chief Financial Officer of the Company effect December 15, 2008 and Mr. Dan Lee was the Company’s new Chief Financial Officer as of the same date. Mr. Lee tendered his resignation as of March 31, 2009.  As of April 1, 2009, Mr. Boo Ali assumed the position of Chief Financial Officer of the Company.

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

2009 Executive Compensation Components

For the fiscal year ended June 30, 2009, the principal components of compensation that our named executive officers were eligible to receive were:

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

During our fiscal year ended 2009, none of the named executives were awarded cash bonuses. Our former CFOs, both of whom served as CFO during the last fiscal year ended June 30, 2009 received $5,000 and $0 respectively for Ms. Gilger and Mr. Lee.

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

Perquisites and Other Personal Benefits

We provide named executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

We maintain benefits and perquisites that are offered to all employees, including health insurance and dental insurance.   Benefits and perquisites may vary in different country locations and are consistent with local practices and regulations.

Termination Based Compensation

Upon termination of employment, all executive officers with a written employment agreement are entitled to receive severance payments under their employment agreements. In determining whether to approve, and as part of the process of setting the terms of, such severance arrangements, the Compensation Committee recognizes that executives and officers often face challenges securing new employment following termination.  Further, the Committee recognizes that many of the named executives and officers have participated in the Company since its founding and that this participation has not resulted in a return on their investments.  Termination and Change in Control Payments considered both the risk and the dedication of these executives’ service to the Company.

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

The CFO of the Company does not currently have a written employment agreement with the Company.

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

Accounting for Stock-Based Compensation

Commencing on July 1, 2006, we began accounting for stock-based payments, including awards under our Employee Stock Option Plans, in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R).

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2009 and June 30, 2008 earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2009	$272,265	$-	$-	$-	(3)	$68,151	(5)	$340,416
Chief Executive Officer,	2008	$287,500	$-	$-	$-	(3)	$51,701	(5)	$339,201
Chairman
Naeem Ghauri	2009	$200,000	$-	$-	$-	(3)	$25,686	(6)	$225,686
Chief Executive Officer,	2008	$235,183	$-	$-	$-	(3)	$37,906	(6)	$273,089
NetSol Technologies Europe
Salim Ghauri	2009	$175,000	$-	$-	$-	(3)	$-	(7)	$175,000
Chief Executive Officer,	2008	$200,000	$-	$-	$-	(3)	$-	(7)	$200,000
NetSol Technologies, Ltd.
Boo-Ali Siddiqui (8)	2009	$22,500	$-	$6,400	$-		$-		$28,900
Chief Financial Officer	2008	$-	$-	$-	$-		$-		$-
Dan Lee (8)	2009	$58,333	$-	$13,340	$-		$4,245		$75,918
Chief Financial Officer	2008	$-	$-	$-	$-		$-		$-
Tina Gilger (8)	2009	$70,360	$5,000	$-	$-	(3)	$-	(8)	$75,360
Chief Financial Officer	2008	$128,917	$15,000	$-	$12,160	(3)	$12,846	(8)	$168,923
Patti L. W. McGlasson	2009	$124,289	$5,000	$17,200	$-	(3)	$-	(9)	$146,489
Secretary, General Counsel	2008	$128,333	$5,000	$-	$12,160	(3)	$4,120	(9)	$149,613

(1) The stock was awarded as compensation and sign up bonus to the officers.  Therefore, no expense was recognized in the consolidated financial statements.
(2)  For the fiscal year ended June 30, 2009, the following options were granted to the named officers:  750,000 options to Mr. Najeeb Ghauri and 525,000 options each to Mr. Naeem Ghauri & Mr. Salim Ghauri. Using the Black-Scholes model these were valued at $367,346 and an expense of $139,894 was recorded in the accompanying consolidated financial statements. During the fiscal year ended June 30, 2008, following options were granted to the named employees: 10,000 options to Ms. Tina Gilger and Ms. Patti McGlasson and using the Black-Scholes model these were values at $12,160 each and an expense was recognized for this amount in the consolidated financial statements.

(3)  Consists of $36,000 and $36,000 paid for automobile and travel allowance and $32,151 and $15,701 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2009 and 2008, respectively.
(4)  Consists of $22,790 and $24,149 paid for automobile and travel allowance and $2,896 and $13,757 paid for private medical insurance premiums paid by the Company for the fiscal years ended June 30, 2009 and 2008, respectively.
(5)  The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2009 and 2008, respectively.
(6)  The amount paid to the officer for fiscal year ended June 30, 2009 was less than $10,000. $12,846 was paid for medical and dental insurance premiums by the Company for participation in the health insurance program for the fiscal years ended June 30, 2008.
(7)  The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2009 and 2008, respectively.
(8) Ms. Gilger resigned as the Chief Financial Officer of the Company effective December 15, 2008 and Mr. Dan Lee became the Company’s new Chief Financial Officer as of the same date.  Mr. Lee tendered his resignation as of March 31, 2009.  As of April 1, 2009, Mr. Boo Ali assumed the position of Chief Financial Officer of the Company.

Grants of Plan-Based Awards

Mr. Najeeb Ghauri, Mr. Naeem Ghauri and Mr. Salim Ghauri, pursuant to the terms of their employment agreement, were entitled for bonus based on the performance of the Company for the fiscal year ended June 30, 2008. Mssrs. Ghauri waived all rights to bonuses and options pursuant to the terms of their employment agreements in response to the economic downturn of late 2008.

Ms. Tina Gilger was not granted any options to purchase shares of common stock during the fiscal year ended June 30, 2009.  All options issuable to Ms. Gilger, if not exercised, expired 30 days after the termination of her employment with the Company. Accordingly, as of June 30, 2009, Ms. Gilger holds no options to purchase shares of common stock of the Company.

Mr. Dan Lee was authorized by the Compensation Committee of the Company to receive 250,000 options to purchase common stock of the Company upon the completion of his probationary period.  As Mr. Lee did not complete his probationary period, the options were never granted.

Mr. Najeeb Ghauri, Mr. Naeem Ghauri and Mr. Salim Ghauri were granted, in February 2009, 750,000, 525,000 and 525,000 options, respectively, to acquire shares of common stock of the Company. The options vest quarterly and were approved by the Compensation Committee as an incentive for Mssrs. Ghauri in light of the agreed reduction of salary in early 2009. Ms. McGlasson was granted 20,000 shares of common stock of the Company in early 2009.  The shares were granted as an incentive for Ms. McGlasson in light of the agreed reduction of salary.

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

Discussion of Summary Compensation Table

The terms of our executive officers' compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee. The terms of Mr. Najeeb Ghauri, Mr. Naeem Ghauri and Mr. Salim Ghauri’s employment agreements with the Company were the result of negotiations between the Company and the executives and were approved by our Compensation Committee and Board of Directors. The terms of Ms. McGlasson’s employment agreement with the Company were the result of negotiations between our Chief Executive Officer and Ms. McGlasson and were approved by our Compensation Committee and Board of Directors. The terms of Ms. Gilger’s, Mr. Lee’s and Mr. Siddiqui’s employment were the result of negotiations between our Chief Executive Officer and Ms. Gilger, Mr. Lee and Mr. Siddiqui and were approved by our Compensation Committee and Board of Directors.

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008.  Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the "CEO Agreement"), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer from the date of the CEO Agreement through December 31, 2010. The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term.  Under the CEO Agreement, Mr. Ghauri is entitled to an annualized base salary of $300,000 and is eligible for annual bonuses at the discretion of the Compensation Committee.  Pursuant to the terms of the amendment, Mr. Ghauri was entitled to the following bonuses.   Only upon the achievement of the Minimum Bonus Benchmark (as defined below), Mr. Ghauri shall be granted stock options for 750,000 shares of the common stock of the Company (the "Options") pursuant to an option agreement (the "Option Agreement") issued pursuant to the Company’s 2005 Employee Stock Option Plan and shall vest equally over twenty four months beginning on the grant date and will be exercisable based on the customary provisions of such plan.  The Option Agreement will have customary provisions relating to adjustments for stock splits and similar events. The exercise price of the Options will be $2.62 for 250,000 shares and, $3.90 for 500,000 shares.  Further, the compensation committee authorized the following bonus structure:  the bonus structure contemplates a bonus being awarded on the basis of a benchmark and accelerators.  A bonus of One Hundred Thousand Dollars ($100,000) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $32,230,000 for fiscal year 2007-2008; and, earnings per share of $0.22 (the “Minimum Bonus Benchmark”).  Additional bonuses may be earned if certain “accelerator goals” are achieved.  The bonus is accelerated to 200% of the bonus amount if revenue of $35,000,000 is attained and earnings per share of $0.27; and, to 300% if revenue of $40,000,000 and earnings per share $0.32.  Once the Minimum Bonus Benchmark is attained the additional bonus may be earned based on a percentage of accelerator goals achieved.  While the benchmarks described above were achieved, Mr. Ghauri waived all rights to any cash and option bonuses in light of the late 2008 economic downturn.

The Company retained the right to increase the base compensation as it deems necessary. Mr. Ghauri agreed to a 33% decrease in his salary from April 1, to June 30, 2009.  In addition, Mr. Ghauri is entitled to participate in the Company's stock option plans, is entitled to three weeks of paid vacation per calendar year and is to receive a car allowance totaling $3,000 per month for the term of the CEO Agreement. Finally, during the term of the CEO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ghauri, his spouse and dependent family members under the Company's health and related benefit plans.

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

The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007.  The above summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2008.

Employment Agreement with Naeem Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our President of NetSol Technologies Europe, Ltd. and Chief Executive Officer of EMEA, Naeem Ghauri (the “President EMEA Agreement”). The President EMEA Agreement was amended effective January 1, 2008.  Pursuant to the Employment Agreement, as amended, the Company agreed to employ Mr. Ghauri as its President of the EMEA region from the date of the President EMEA Agreement through December 31, 2010. The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the President EMEA Agreement, Mr. Ghauri is entitled to an annualized base salary of £122,000 ($243,439 at June 30, 2008) and is eligible for annual bonuses at the discretion of the Compensation Committee.  Pursuant to the terms of the Amendment, and only upon the achievement of company-wide revenue of $32,230,000 for fiscal year 2007-2008; and, earnings per share of $0.22 (the “Minimum Bonus Benchmark”), Executive shall be granted stock options for 525,000 shares of the common stock of the Company (the "Options") pursuant to an option agreement (the "Option Agreement") issued pursuant to the Company’s 2005 Employee Stock Option Plan and shall vest equally over twenty four months beginning on the grant date and will be exercisable based on the customary provisions of such plan.  The Option Agreement will have customary provisions relating to adjustments for stock splits and similar events. The exercise price of the Options will be $2.62 for 175,000 shares and, $3.90 for 350,000 shares. Pursuant to the power granted to the board to provide bonuses to the Executive in section 3.1 of this Agreement, the compensation committee has authorized the following bonus structure.  The bonus structure contemplates a bonus being awarded on the basis of a benchmark and accelerators.  A bonus of Twenty-Four Thousand Two Hundred Fifty Dollars ($24,250) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $32,230,000 for fiscal year 2007-2008; and, earnings per share of $0.22 (the “Minimum Bonus Benchmark”).  Additional bonuses may be earned if certain “accelerator goals” are achieved.  The bonus is accelerated to 200% of the bonus amount if revenue of $35,000,000 is attained and earnings per share of $0.27; and, to 300% if revenue of $40,000,000 and earnings per share $0.32.  Once the Minimum Bonus Benchmark is attained the additional bonus may be earned based on a percentage of accelerator goals achieved. While the benchmarks described above were achieved, Mr. Ghauri waived all rights to any cash and option bonuses in light of the late 2008 economic downturn. Additionally, so long as Executive is the head of the mergers and acquisition team, Executive shall receive a bonus of Twenty-Four Thousand Two Hundred Fifty Dollars ($24,250) per successfully closed acquisition which involves minimal participation (with fees of no more than $10,000) from mergers and acquisition advisors.

The Company retained the right to increase the base compensation as it deems necessary. Mr. Ghauri agreed to a 15% decrease in his salary from April 1 to June 30, 2009.  In addition, Mr. Ghauri is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year and is to receive a car allowance totaling $2,000 per month for the term of the President EMEA Agreement. Finally, during the term of the President EMEA Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ghauri, his spouse and dependent family members under the Company's health and related benefit plans.

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

The above summary of the President EMEA Agreement is qualified in its entirety by reference to the full text of the President EMEA Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007.  The above summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2008.

Employment Agreement with Salim Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our President of NetSol Technologies, Ltd., our wholly owned subsidiary in Lahore, Pakistan and Chief Executive Officer of the APAC Region, Mr. Salim Ghauri (the “President APAC Agreement”). Pursuant to the Employment Agreement, as amended, , the Company agreed to employ Mr. Ghauri as its President APAC and Chief Executive Officer of the Global Services Division from the date of the President APAC Agreement through December 31, 2010. The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term.   Under the President APAC Agreement, Mr. Ghauri is entitled to an annualized base salary of $225,000 and is eligible for annual bonuses at the discretion of the Compensation Committee.  Pursuant to the amendment, and only upon the achievement of the Minimum Bonus Benchmark (as defined below), Executive shall be granted stock options for 525,000 shares of the common stock of the Company (the "Options") pursuant to an option agreement (the "Option Agreement") issued pursuant to the Company’s 2005 Employee Stock Option Plan and shall vest equally over twenty four months beginning on the grant date and will be exercisable based on the customary provisions of such plan.  The Option Agreement will have customary provisions relating to adjustments for stock splits and similar events. The exercise price of the Options will be $2.62 for 175,000 shares and, $3.90 for 350,000 shares.  Pursuant to the power granted to the board to provide bonuses to the Executive in section 3.1 of this Agreement, the compensation committee has authorized the following bonus structure.  The bonus structure contemplates a bonus being awarded on the basis of a benchmark and accelerators.  A bonus of Fifty Thousand Dollars ($50,000) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $32,230,000 for fiscal year 2007-2008; and, earnings per share of $0.22 (the “Minimum Bonus Benchmark”).  Additional bonuses may be earned if certain “accelerator goals” are achieved.  The bonus is accelerated to 200% of the bonus amount if revenue of $35,000,000 is attained and earnings per share of $0.27; and, to 400% if revenue of $40,000,000 is attained and earnings per share of $0.32.  Once the Minimum Bonus Benchmark is attained the accelerator bonus shall be awarded proportionally to the accelerator goals achieved. While the benchmarks described above were achieved, Mr. Ghauri waived all rights to any cash and option bonuses in light of the late 2008 economic downturn.

The Company retained the right to increase the base compensation as it deems necessary. Mr. Ghauri agreed to a 20% decrease in his salary from April 1 to June 30, 2009.  In addition, Mr. Ghauri is entitled to participate in the Company's stock option plans, is entitled to two weeks of paid vacation per calendar year. Finally, during the term of the President APAC Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ghauri, his spouse and dependent family members under the Company's health and related benefit plans.

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

The above summary of the President APAC Agreement is qualified in its entirety by reference to the full text of the President APAC Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007.  The above summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit hereto.

Employment Agreement with Boo-Ali Siddiqui

There is currently no written agreement with Mr. Boo-Ali Siddiqui

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary and General Counsel, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement between Ms. McGlasson and the Company (the "General Counsel Agreement"), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through April 30, 2008. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one year periods unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the General Counsel Agreement, Ms. McGlasson was entitled to an annualized base salary of $110,000 and is eligible for annual bonuses at the discretion of the Chief Executive Officer.  Effective August 1, 2007, Ms. McGlasson’s annualized salary was raised to $130,000.  Effective April 1, 2009, Ms. McGlasson agreed to a 15% decrease in her compensation.  The Company retained the right to increase the base compensation as it deems necessary. In addition, Ms. McGlasson is entitled to participate in the Company's stock option plans and, is entitled to two weeks of paid vacation per calendar year. Finally, during the term of the General Counsel Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Ms. McGlasson, her spouse and dependent family members under the Company's health and related benefit plans.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2009, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

	NUMBER OF	NUMBER OF
	SECURITIES	SECURITIES
	UNDERLYING	UNDERLYING	OPTION	OPTION
	OPTIONS (#)	OPTIONS (#)	EXERCISE	EXPIRATION
NAME	EXERCISABLE	UNEXERCISABLE	PRICE ($)	DATE
Najeeb Ghauri	100,000	-	2.21	1/1/14
	100,000		3.75	1/1/14
	50,000		5.00	1/1/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	167,214		1.83	6/2/16
	250,000		2.50	6/2/16
	750,000		0.65	2/12/19
Naeem Ghauri	100,000	-	2.21	1/2/14
	100,000		3.75	1/2/14
	50,000		5.00	1/2/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	10,000		2.50	2/16/12
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	217,214		1.83	6/2/16
	250,000		2.50	6/2/16
	525,000		0.65	2/12/19
Salim Ghauri	100,000	-	2.21	1/2/14
	100,000		3.75	1/2/14
	50,000		5.00	3/26/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	20,000		2.50	2/16/12
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	217,214		1.83	6/2/16
	250,000		2.50	6/2/16
	525,000		0.65	2/12/19
Boo-Ali Siddiqui	-	-	-	1/0/00
Patti L. W. McGlasson	10,000	-	3.00	1/1/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	20,000		1.65	7/7/15
	20,000		2.25	7/7/15
	10,000		1.60	7/23/17

Option Exercises and Stock Vested

Mr. Najeeb Ghauri exercised options to acquire 52,786 shares of common stock of the company at an exercise price of $1.83. Mr. Naeem Ghauri & Mr. Salim Ghauri exercised options to acquire 32,786 shares of common stock of the Company by each of them at the exercise price of $1.83 per share during the last fiscal year.

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2009, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$900,000	$-	$900,000
Bonus	-
Salary Multiple Pay-out	814,072
Bonus or Revenue One-time Pay-Out	296,000
Net Cash Value of Options	4,648,302

Total	$6,658,374	$-	$900,000

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2009, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$735,000	$-	$735,000
Bonus	-
Salary Multiple Pay-out	600,000
Bonus or Revenue One-time Pay-Out	296,000
Net Cash Value of Options	4,618,552

Total	$6,249,552	$-	$735,000

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2009, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$675,000	$-	$675,000
Bonus	-
Salary Multiple Pay-out	525,000
Bonus or Revenue One-time Pay-Out	296,000
Net Cash Value of Options	4,643,552

Total	$6,139,552	$-	$675,000

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2009, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$124,000	$-	$124,000
Bonus	5,000
Salary Multiple Pay-out	372,800
Bonus or Revenue One-time Pay-Out	148,000
Net Cash Value of Options	326,800

Total	$976,600	$-	$124,000

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended June 30, 2009, other than Najeeb Ghauri, Naeem Ghauri and Salim Ghauri who are executives and directors.

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	23,000	-	23,000
Shahid Javed Burki	29,000	-	29,000
Mark Caton	26,000	-	26,000
Alexander Shakow	16,000	-	16,000

(1)	There were no options awarded during fiscal year ended June 30, 2009
(2)	The board of directors voluntarily accepted a reduction of their fees by 15% effective April 1, 2009.

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2009.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$40,000
Committee Membership	$16,000
Chairperson for Audit Committee	$15,000
Chairperson for Compensation Committee	$6,000
Chairperson for Nominating and Corporate Governance Committee	$4,500

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert, Mr. Burki and Mr. Shakow. During the fiscal year ended June 30, 2009, the Chairman of the Compensation Committee was Mr.  Beckert.  There were no other members of the committee during the fiscal year ended June 30, 2009. All current members of the Compensation Committee are "independent directors" as defined under the Nasdaq Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2009, or at any other time, an officer or employee of the Company.

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

In March 2004, our shareholders approved the 2003 stock option plan.  This plan authorizes up to 2,000,000 options to purchase common stock of which 1,332,841 have been granted.  The grant prices range between $1.00 and $5.00.

In March 2005, our shareholders approved the 2004 stock option plan.  This plan authorizes up to 5,000,000 options to purchase common stock of which 4,948,246 have been granted.  The grant prices range between $1.50 and $3.00.

In April 2006, our shareholders approved the 2005 stock option plan.  This plan authorizes up to 5,000,000 options to purchase common stock of which 3,925,000 have been granted.  The grant prices range between $1.70 and $2.55.

In June 2008, our shareholders approved the 2008 Equity incentive plan.  This plan authorizes up to 1,000,000 grants and/or options of common stock of which 143,000 have been granted. The grant prices range between $0.32 and $1.85.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 10, 2009, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

		Percentage
Name and	Number of	Beneficially
Address	Shares(1)(2)	owned(4)

Najeeb Ghauri (3)	3,338,423	10.06%
Naeem Ghauri (3)	2,687,953	8.11%
Salim Ghauri (3)	2,828,156	8.53%
Eugen Beckert (3)	243,900	*
Shahid Javed Burki (3)	219,800	*
Mark Caton (3)	33,000	*
Alexander Shakow (3)	25,273	*
Patti McGlasson (3)	155,000	*
Boo-Ali Siddiqui (3)	20,000	*
The Tail Wind Fund Ltd.(5)(6)	2,780,989	9.90%
Newland Capital Management LLC(7)	2,544,971	7.68%
All officers and directors
as a group (nine persons)	9,551,505	8.81%

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

(2)  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 15, 2009 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes shares issuable upon exercise of options exercisable within 60 days, as follows: Mr. Najeeb Ghauri, 2,286,727; Mr. Naeem Ghauri, 2,178,027; Mr. Salim Ghauri, 2,145,191; Mr. Eugen Beckert, 135,000; Mr. Shahid Burki, 150,000; and Ms. Patti McGlasson, 110,000.

(3)  Address c/o NetSol Technologies, Inc. at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302.

(4)  Shares issued and outstanding as of September 10, 2009 were 33,153,307.

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

(6) Subject to the Ownership Limitation (defined below) and as reported in their Form 13G/A filed February 13, 2009, The Tail Wind Fund Ltd. (“Tail Wind”) may be deemed to beneficially own a total of 4,352,073 shares of Common Stock, including: 1,268,740 shares of Common Stock held by Tail Wind,; 1,060,606 shares of Common Stock issuable upon conversion of $1,750,000 in liquidation preference of the Company’s Series A 7% Cumulative Convertible Preferred Stock  (“the Preferred Stock”); 303,030 shares of Common Stock issuable upon exercise of Warrants issued to Tail Wind on June 29, 2007; 303,030 shares of Common Stock issuable upon exercise of Warrants issued to Tail Wind on October 29, 2007 (together with the warrants issued on June 29, 2007, the “Warrants”); and, 1,416,667 shares of Common Stock issuable upon conversion of $4,250,000 in principal amount of the Company’s Convertible Notes due July 31, 2011 issued to Tail Wind on July 23, 2008 (the “Notes”). In accordance with Rule 13d-4 under the Securities Exchange Act of 1934, as amended, because the number of shares of Common Stock into which the Reporting Person's Notes, Preferred Stock and Warrants are convertible and exercisable is limited, pursuant to the terms of such instruments, to that number of shares of Common Stock which would result in the Reporting Person having beneficial ownership of 9.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation"), Tail Wind disclaims beneficial ownership of any and all shares of Common Stock that would cause Tail Wind's beneficial ownership to exceed the Ownership Limitation.  In accordance with the Ownership Limitation, Tail Wind, based upon 26,285,761 shares of common stock outstanding (as of July 23, 2008), Tail Wind beneficially owns 2,748,818 shares of Common Stock and disclaims beneficial ownership of 1,603,255.

(7) Pursuant to a form 13G/A filed on February 5, 2009, the following persons have shared voting power over 2,544,971 shares of common stock of the Company:  Newland Capital Management, LLC (as to 2,544,971 shares), Newland Master Fund, Ltd. (as to 2,544,971), Newland Offshore Fund, Ltd. (as to 2,020,707 shares), Ken Brodkowitz (as to 2,544,971 shares) and Michael Vermut (as to 2,578,871 shares) all with addresses c/o Newland Capital Management LLC, 350 Madison Avenue, 11th Floor, New York, New York, 10017.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May 2008, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees.  This compensation is discussed in the sections entitled “Compensation of Directors” beginning on page 53.

Item 14 Principal Accountant Fees and Services

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2009 and June 30, 2008. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10 (or 10-KSB in the case of the fiscal year ended June 30, 2008) or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2009 was $112,500 and for the year ended June 30, 2008 was $120,000.

Audit Related Fees

 The aggregate fees billed by Kabani & Co. during fiscal 2009 including assurance and related audit services not covered in the preceding paragraph was $7,500. These “Audit Related Fees” were primarily for services in connection with the review of quarterly financial statements. The aggregate fees billed by Kabani & Company during fiscal 2008 including assurance and related audit services not covered in the preceding paragraph was $37,500.  These “Audit Related Fees” were primarily for services in connection with the review of quarterly financial statements.

Tax Fees

Tax fees for fiscal year 2009 were $12,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2008.  Tax fees for fiscal year 2008 were $4,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2007.

All Other Fees

There were no other fees billed by Kabani & Co. or services rendered to NetSol during the fiscal years ended June 30, 2009 and 2008, other than as described above.

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

PART IV

ITEM 15 - EXHIBITS AND REPORTS ON FORM 8-K

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

NetSol Technologies, Inc.

Date: September 15, 2009	BY: /S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: September 15, 2009	BY: /S/ Boo-Ali Siddiqui

Boo-Ali Siddiqui
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 15, 2009	BY: /S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 15, 2009	BY: /S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date: September 15, 2009	BY: /S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: September 15, 2009	BY: /S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 15, 2009	BY: /S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 15, 2009	BY:/S/ MARK CATON
Mark Caton
Director

Date: September 15, 2009	BY:/S/ ALEXANDER SHAKOW
Alexander Shakow
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2009 and 2008 and the results of its consolidated operations and its cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
September 15, 2009

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and 2008

	2009	2008
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,403,762	$6,275,238
Restricted Cash	5,000,000	-
Accounts receivable, net of allowance for doubtful accounts of $2,504,714
and $108,538 for 2009 and 2008 respectively	11,394,844	10,988,888
Revenues in excess of billings	5,686,277	11,053,042
Other current assets	2,307,246	2,406,407
Total current assets	28,792,129	30,723,575
Property and equipment, net of accumulated depreciation	9,186,163	9,176,780
Other assets, long-term	204,823	1,866,437
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	13,802,607	10,837,856
Customer lists, net	1,344,019	1,732,761
Goodwill	9,439,285	9,439,285
Total intangibles	24,585,911	22,009,902
Total assets	$62,769,026	$63,776,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,106,266	$4,116,659
Current portion of loans and obligations under capitalized leases	6,207,830	2,280,110
Other payables – acquisitions	103,226	846,215
Unearned revenues	3,473,228	3,293,728
Due to officers	-	184,173
Dividend to preferred stockholders payable	44,409	33,508
Loans payable, bank	2,458,757	2,932,551
Total current liabilities	17,393,716	13,686,944
Obligations under capitalized leases, less current maturities	1,090,901	332,307
Convertible Notes Payable	5,809,508	-
Long term loans; less current maturities	1,113,832	411,608
Total liabilities	25,407,957	14,430,859
Minority interest	6,383,310	7,857,969
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
1,920 issued and outstanding	1,920,000	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized;
30,046,987; 25,545,482 issued and outstanding	30,047	25,545
Additional paid-in-capital	78,198,523	74,950,286
Treasury stock	(396,008)	(35,681)
Accumulated deficit	(41,253,152)	(33,071,702)
Stock subscription receivable	(842,619)	(600,907)
Common stock to be issued	220,365	1,048,249
Other comprehensive loss	(6,899,397)	(2,747,924)
Total stockholders' equity	30,977,759	41,487,866
Total liabilities and stockholders' equity	$62,769,026	$63,776,694

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2009 and 2008

	2009	2008
		Restated
Net Revenues:
License fees	$4,786,332	$12,685,039
Maintenance fees	6,499,419	6,306,321
Services	15,162,426	17,650,815
Total revenues	26,448,177	36,642,175
Cost of revenues
Salaries and consultants	9,787,965	10,071,664
Travel	1,334,879	1,719,743
Repairs and maintenance	370,487	405,140
Insurance	174,761	239,043
Depreciation and amortization	2,214,211	1,398,454
Other	3,316,031	1,890,100
Total cost of sales	17,198,334	15,724,144
Gross profit	9,249,843	20,918,031
Operating expenses:
Selling and marketing	3,115,883	3,722,470
Depreciation and amortization	1,973,997	1,939,502
Bad debt expense	2,393,685	58,293
Salaries and wages	3,443,390	3,703,836
Professional services, including non-cash compensation	1,215,939	837,598
General and adminstrative	3,590,118	3,447,113
Total operating expenses	15,733,012	13,708,812
Income/ (loss) from operations	(6,483,169)	7,209,219
Other income and (expenses):
Loss on sale of assets	(404,820)	(35,484)
Beneficial conversion feature	(40,277)	-
Loss on extinguishment of debt	(1,000,000)	-
Interest expense	(1,294,293)	(626,708)
Interest income	291,030	195,103
Gain on sale of subsidiary shares	351,522	1,240,808
Gain on foreign currency exchange rates	2,371,487	2,020,839
Other income and (expenses)	68,747	148,544
Total other income (expenses)	343,396	2,943,102
Net income (loss) before minority interest in subsidiary	(6,139,773)	10,152,321
Minority interest in subsidiary	(1,816,143)	(5,038,115)
Income taxes	(91,132)	(121,982)
Net income (loss)	(8,047,048)	4,992,224
Dividend required for preferred stockholders	(134,400)	(178,541)
Net income (loss) applicable to common shareholders	(8,181,448)	4,813,683
Other comprehensive loss:
Translation adjustment	(4,151,474)	(2,394,994)
Comprehensive income (loss)	$(12,332,922)	$2,418,689
Net income (loss) per share:
Basic	$(0.30)	$0.20
Diluted	$(0.30)	$0.19
Weighted average number of shares outstanding
Basic	26,937,500	24,118,538
Diluted	26,937,500	25,997,049

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended June 30, 2009 and 2008
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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
For the Years Ended June 30, 2009 and 2008
									Other
							Stock		Compre-
					Additional		Sub-		hensive		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	Income/	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	(Loss)	Deficit	Equity
Balance at
June 30, 2008 -restated	1,920	$1,920,000	25,545,482	$25,545	$74,950,286	$(35,681)	$(600,907)	$1,048,249	$(2,747,924)	$(33,071,702)	$41,487,866
Excercise of common
stock options			594,008	594	629,899		(181,747)	15,759			464,505
Excercise of common
stock warrants			51,515	52	99,372						99,424
Common stock issued for:
Cash			2,965,000	2,965	699,840		(59,965)	69,930			712,770
Services			522,500	523	393,143			(46,849)			346,817
Conversion of
preferred stock											-
Payment of dividend
on preferred stock			32,324	32	67,352						67,384
Common stock issued
in exhange for:
Purchase of
McCue Systems			336,158	336	866,388			(866,724)			-
Purchase of
Treasury Shares						(360,328)					(360,328)
Fair market value
of options issued			-	-	261,472						261,472
Finance costs
of capital raised			-	-	230,769						230,769
Foreign currency
translation adjusts			-	-	-				(4,151,474)		(4,151,474)
Net income for the year			-	-	-					(8,181,448)	(8,181,448)
Balance at
June 30, 2009	1,920	$1,920,000	30,046,987	$30,047	$78,198,523	$(396,008)	$(842,619)	$220,365	$(6,899,399)	$(41,253,152)	$30,977,759

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2009 and 2008

	2009	2008
		Restated
Cash flows from operating activities:
Net income (loss)	$(8,047,048)	$4,992,224
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	4,188,208	3,337,956
Bad debt expense	2,393,685	58,293
Loss on sale of assets	404,820	35,484
Gain on sale of subsidiary shares in Pakistan	(351,522)	(1,240,808)
Minority interest in subsidiary	1,816,143	5,038,115
Stock issued for services	346,817	167,926
Fair market value of warrants and stock options granted	261,472	24,320
Beneficial conversion feature	40,277	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,679,496)	(4,123,995)
Decrease in other current assets	3,740,567	(4,980,504)
Decrease in long-term assets	43,889	229,622
Increase in accounts payable and accrued expenses	1,073,775	233,408
Net cash provided by/(used in) operating activities	1,231,588	3,772,041
Cash flows from investing activities:
Purchases of property and equipment	(2,093,618)	(4,435,755)
Sales of property and equipment	65,096	15,838
Payments of acquisition payable	(742,989)	(879,007)
Increase in intangible assets	(6,662,774)	(4,829,369)
Net cash used in investing activities	(9,434,284)	(10,128,293)
Cash flows from financing activities:
Proceeds from sale of common stock	712,770	1,500,000
Proceeds from the exercise of stock options and warrants	563,929	3,282,827
Purchase of subsidary stock in Pakistan	(281,347)	-
Proceeds from sale of subsidiary stock	558,535	1,765,615
Finance costs incurred for sale of common stock	-	(10,000)
Purchase of treasury stock	(360,328)	(25,486)
Restricted cash	(5,000,000)	-
Proceeds from convertible notes payable	6,000,000	-
Dividend Paid to Preferred Shareholders	(33,508)	-
Bank overdraft	159,551	85,335
Proceeds from bank loans	3,843,541	5,441,870
Payments on bank loans	947,870	(99,936)
Payments on capital lease obligations & loans - net	(539,497)	(3,409,496)
Net cash provided by financing activities	6,571,516	8,530,729
Effect of exchange rate changes in cash	(240,296)	90,597
Net increase in cash and cash equivalents	(1,871,476)	2,265,074
Cash and cash equivalents, beginning of year	6,275,238	4,010,164
Cash and cash equivalents, end of year	$4,403,762	$6,275,238

See accompanying notes to these consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2009 and 2008
Continued

	2009	2008
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,243,878	$559,156
Taxes	$12,819	$118,535

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of 100% of subsidiary	$866,724	$76,750
Common stock issued for dividend payable	$67,384	$222,673
Bonus stock distribution issued by subsidiary to minority holders	$615,549	$1,160,994
Stock issued for the conversion of Preferred Stock	$-	$2,210,000
Beneficial Conversion Feature on convertible notes	$230,769	$-

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

NetSol Technologies North America (“NTNA”) (formerly McCue Systems)

On May 6, 2006, the Company entered into an agreement to acquire 100% of the issued and outstanding stock of McCue Systems, Inc. (“McCue”), a California corporation.  The acquisition closed on June 30, 2006.  The initial purchase price was estimated at $8,471,455 of which one-half was due at closing payable in cash and stock.  The other half is due in two installments over the next two years based on the revenue after the audited December 31, 2006 and 2007 financial statements are completed.  On the closing date, $2,117,864 payable and 958,213 shares to be issued valued at $1,628,979 were recorded.  The cash was paid on July 5, 2006 and the shares were also issued in July 2006.  The total amount paid at closing was $3,746,843.  In June 2007, the second installment due was determined based on the audited revenues for the twelve month period ending December 31, 2006.  Based on the earn-out formula in the purchase agreement, $1,807,910 was due in cash and stock.  On June 27, 2006 397,700 shares of the Company’s restricted common stock were issued to the shareholders of McCue Systems.  In July and August 2006, $450,000 and $429,007, respectively, of the cash portion was paid to the shareholders.  In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded.  In July and August, 2007, $879,007 of the cash was paid.  In June 2008, the third and final installment was determined based on the audited revenues for the twelve month period ending December 31, 2007.  Based on the earn-out formula in the purchase agreement, $1,525,632 was due, consisting of $762,816 in cash and 345,131 shares of the Company’s restricted common stock.  The cash portion is shown as “Other Payable – Acquisition” and the stock portion is shown in “Shares to be issued” on these consolidated financial statements. The balance at June 30, 2009 was $103,226. This amount represents the few remaining McCue shareholders that have not been located as of the date of this report.

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

License Revenue: The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectibilty is probable.  Revenue from the sale of licenses with major customization, modification, and development is recognized on a percentage of completion method, in conformity with ARB 45 and SOP 81-1.  Revenue from the implementation of software is recognized on a percentage of completion method, in conformity with Accounting Research Bulletin (“ARB”) No. 45 and SOP 81-1.  Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs.  An input measure of “Unit of Work Completed” is used to determine the percentage of completion which measures the results achieved at a specific date. Units completed are certified by the Project Manager and EVP IT/ Operations.

Services Revenue:  Revenue from consulting services is recognized as the services are performed for time-and-materials contracts.  Revenue from training and development services is recognized as the services are performed.  Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

Unearned Revenue:  Unearned Revenue is broken down into three main categories; a) annual maintenance contracts whereby the annual fee is collected at the beginning of the service period and recognized on a pro-rata basis over the life of the contract, b) service revenue connected to those contracts which the implementation and development segments are recognized on the percentage of completed method; and c) customized development projects for existing customers to modify their version of the product to better meet their individual needs which are recognized on the percentage of completion  method.  Unearned revenue was $3,473,228 and $3,293,728 as of June 30, 2009 and June 30, 2008 respectively.

Fair Value:

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Advertising Costs:

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2009 and 2008 were $420,846 and $781,709 respectively.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the year ended June 30, 2009	Net Loss	Shares	Per Share
Basic earnings per share:	$(8,181,448)	26,937,500	$(0.30)
Dividend to preferred shareholders	134,400
Net income available to common shareholders
Effect of dilutive securities *
Stock options		-
Warrants		-
Convertible Preferred Shares		-
Diluted earnings per share	$(8,047,048)	26,937,500	$(0.30)

* As there is a loss, these securities are anti-dilutive.  The basic and diluted earnings per share is the same for the year ended June 30, 2009

For the year ended June 30, 2008	Net Income	Shares	Per Share
Basic earnings per share:	$4,813,683	24,118,538	$0.20
Dividend to preferred shareholders	178,541
Net income available to common shareholders
Effect of dilutive securities			(0.01)
Stock options		950,910
Warrants		559,160
Convertible Preferred Shares		368,441
Diluted earnings per share	$4,992,224	25,997,049	$0.19

Other Comprehensive Income & Foreign Currency Translation:

SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income.  The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, Omni, and NetSol-TiG use Pakistan Rupees; and Abraxas uses the Australian dollar as the functional currencies.  NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. During the years ended June 30, 2009 and 2008, comprehensive income included net translation loss of $4,151,474 and $2,394,994 respectively.  Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $6,899,397 and $2,747,924 as of June 30, 2009 and 2008 respectively.

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

Consolidated pre-tax income consists of the following:

	Years Ended June 30
	2009	2008
US operations	(7,980,279)	(3,223,892)
Foreign operations	24,363	8,338,098
	(7,955,916)	5,114,206

The Components of the provision for income taxes are as follows:

	Years Ended June 30
	2009	2008
Current:
Federal	-	-
Foreign	91,132	121,982
State and Local	-	-
Deferred:
Federal	-	-
Foreign	-	-
State and Local	-	-
Provision for income taxes	91,132	121,982

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30
	2009		2008
Income taxes (benefit) at statutory rate	(2,705,011)	34.0%	1,738,830	34.0%
State income taxes, net of federal tax benefit	(607,577)	7.6%	1,264,289	24.7%
Foreign earnings taxed at different rates	82,849	-1.0%	(2,712,972)	-53.0%
Change in valuation allowance for deferred tax assets	3,191,993	-40.1%	(265,588)	-5.2%
Non-deductible expenses	111,780	-1.4%	4,137	0.1%
Other, net	17,099	-0.2%	93,286	1.8%
Provision for income taxes	91,132	-1.1%	121,982	2.4%

Deferred income tax assets and liabilities consist of tax effects of temporary differences related to the following:

	June 30
	2009	2008
Deferred tax asset:
Other	93,297	119,977
Intangible assets	(681,026)	(1,293,677)
Net Operating loss carry forwards	11,052,609	8,446,586

Net deferred tax assets	10,464,880	7,272,886
Valuation allowance for deferred tax assets	(10,464,880)	(7,272,886)

Net deferred tax assets/(liabilities)	-	-

United States of America

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future.  The valuation allowance increased by $3,191,994 for the year ended June 30, 2009 mainly due to adjusting the Company's net operating loss carry forwards for the current year operating loss.

At June 30, 2009, federal and state net operating loss carry forwards were $26,769,990 and $10,489,211 respectively.  Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards begin to expire in 2015.  Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have an effect on the results of operations, financial condition or liquidity. As of June 30, 2009, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2005 through 2008. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $26,980,314 as of June 30, 2009.  The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits.  The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

Pakistan

As of June 30, 2009 the Company's Pakistan subsidiaries had net operating loss carry forwards which can be carried forward six years to offset future taxable income.  The deferred tax assets for the Pakistan subsidiaries at June 30, 2009 consists mainly of net operating loss carry forwards in which the Company established a full valuation allowance as the management believes it is more likely than not that these assets will not be realized in the future.
	2009	2008
Net operating Loss carry forward	629,068	1,137,985
Total Deferred Tax Assets	220,174	398,295

Less : Valuation Allowance	(220,174)	(398,295)
Net Deferred Tax Asset	-	-

United Kingdom

As of June 30, 2009 the Company's UK subsidiaries had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income.  The deferred tax assets for the UK Subsidiaries at June 30, 2009 consists mainly of net operating loss carry forwards in which the Company established a full valuation allowance as the management believes it is more likely than not that these assets will not be realized in the future.
	2009	2008
Net operating Loss carry forward	2,677,974	172,687
Total Deferred Tax Assets	803,392	51,806

Less : Valuation Allowance	(803,392)	(51,806)
Net Deferred Tax Asset	-	-

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning July 1, 2009.  Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning July 1, 2009.  While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after June 30, 2009.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – MAJOR CUSTOMERS

During fiscal year ended June 30, 2009, there were no customers who represented 10% or more of the Company’s total revenue.

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies), which accounts for approximately 4% and 5% of revenue, Toyota Motors (which consists of a group of many companies) accounts for approximately 5% and 3% of revenue, and Nissan (which consists of a group of many companies) accounts for approximately 6% and 9% of revenue for the fiscal year ended June 30, 2009 and 2008, respectively.  Accounts receivable at June 30, 2009 for these companies was $911,024, $676,305 and $2,237,078.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RESTRICTED CASH

Company has certificates of deposits (CDs) in various configurations and maturity dates with Habib American Bank. The company used  these CDs as collateral to secured line of credit for $5.0 million through June 30, 2009. Once we return the used line of credit balances, the CDs will be restriction free.  As of June 30, 2009 the balance was $5,000,000.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following at June 30:

	2009	2008
Prepaid Expenses	$316,437	$825,640
Advance Income Tax	262,703	356,843
Employee Advances	18,698	133,954
Security Deposits	173,095	244,409
Advance Rent	261,993	211,828
Tender Money Receivable	294,211	293,943
Other Receivables	527,959	335,493
Other Assets	452,150	4,297

Total	$2,307,246	$2,406,407

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at June 30:

	2009	2008

Office furniture and equipment	$1,069,156	$1,224,340
Computer equipment	6,975,575	9,043,307
Assets under capital leases	2,058,075	1,511,311
Building	2,446,564	2,902,142
Land	1,466,601	925,210
Capital work in progress	756,945	-
Autos	308,925	245,855
Improvements	170,973	413,175
Subtotal	15,252,814	16,265,340
Accumulated depreciation	(6,066,651)	(7,088,560)
	$9,186,163	$9,176,780

For the years ended June 30, 2009 and 2008, fixed asset depreciation expense totaled $1,784,077 and $1,573,345, respectively. Of these amounts, $1,240,171 and $1,031,943, respectively, are reflected as part of cost of goods sold.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2009:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2007 - cost	$14,511,208	$5,451,094	$19,962,302
Additions	4,481,077	-	4,481,077
Effect of translation adjustment	(381,578)	-	(381,578)
Accumulated amortization	(7,772,851)	(3,718,333)	(11,491,184)
Net balance - June 30, 2008	$10,837,856	$1,732,761	$12,570,617

Intangible assets - June 30, 2008	$18,992,284	$5,451,094	$24,443,378
Additions	6,050,047	352,963	6,403,010
Effect of translation adjustment	(1,880,317)	-	(1,880,317)
Accumulated amortization	(9,359,407)	(4,460,038)	(13,819,445)
Net balance - June 30, 2009	$13,802,607	$1,344,019	$15,146,626

Amortization expense:
Year ended June 30, 2009	$1,662,424	$741,705	$2,404,129
Year ended June 30, 2008	$1,069,967	$694,644	$1,764,611

The above amortization expense includes amounts in “Cost of Goods Sold” for capitalized software development costs of $974,040 and $366,511 for the fiscal years ended June 30, 2009 and 2008, respectively.

At June 30, 2009, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $9,914,250.  Software development amortization expense was $974,040 and $366,511 for the years ended June 30, 2009 and June 30, 2008, respectively.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/10	6/30/11	6/30/12	6/30/13	6/30/14	TOTAL
Product Licences	$1,654,771	$809,141	$734,089	$734,089	$353,276	$4,285,365
Customer Lists	677,444	501,859	70,592	70,592	23,532	1,344,019

	$2,332,215	$1,311,000	$804,681	$804,681	$376,808	$5,629,384

Goodwill is comprised of amounts recognized in the acquisition of the following:

	As of 06/30/09	As of 06/30/08

NetSol PK Tech	$1,303,372	$1,303,372
CQ Systems	3,471,813	3,471,813
McCue Systems	4,664,100	4,664,100

Total	$9,439,285	$9,439,285

There was no impairment of goodwill for the years ended June 30, 2009 and 2008.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER ASSETS – LONG TERM

During the current fiscal year, our North American operations determined it was necessary to move its location from Burlingame to Emeryville. As part of the lease agreement, the Company was required to pay two months of rental payments as a security deposit valued at $155,880.

As of December 31, 2008, one of the Company’s subsidiaries has classified two of its accounts receivable as long-term amounting to $367,522 at present value net of discount of $48,943. The discount was calculated using a rate of 8.25% and a time period of two years as the collection is expected by the fiscal year ended June 30, 2010.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30:

	2009	2008

Accounts Payable	$1,654,974	$1,468,491
Accrued Liabilities	1,757,282	2,099,693
Accrued Payroll	8,152	2,203
Accrued Payroll Taxes	487,180	176,916
Interest Payable	985,911	158,627
Deferred Revenues	16,388	72,240
Taxes Payable	196,379	138,489

Total	$5,106,266	$4,116,659

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DEBTS

A)  LOANS AND LEASES PAYABLE

Notes and leases payable consist of the following at June 30, 2008 & 2009:

		Current	Long-Term
Name	2009	Maturities	Maturities
D&O Insurance	$31,288	$31,288	$-
E&O Insurance	22,656	22,656	-
Habib Bank Line of Credit	4,966,597	4,966,597	-
Bank Overdraft Facility	229,883	229,883	-
HSBC Loan	330,667	292,542	38,125
Term Finance Facility	1,229,379	153,672	1,075,707
Subsidiary Capital Leases	1,602,093	511,192	1,090,901

	$8,412,563	$6,207,830	$2,204,733

		Current	Long-Term
Name	2008	Maturities	Maturities
D&O Insurance	$41,508	$41,508	$-
E&O Insurance	28,518	28,518	-
Habib Bank Line of Credit	1,501,998	1,501,998	-
Bank Overdraft Facility	84,952	84,952	-
HSBC Loan	739,428	327,820	411,608
Subsidiary Capital Leases	627,621	295,314	332,307

	$3,024,025	$2,280,110	$743,915

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $825,000 was converted into a loan payable with a maturity of three years.  The interest rate is 7.5% with monthly payments of £15,558 or approximately $25,670.  The Parent has guaranteed payment of the loan in the event the subsidiary should default on it.   During the year ended June 30, 2009, £155,585 or approximately $307,384 was paid on the principal of this note and £27,784 or approximately $52,310 was paid in interest.  The loan outstanding as of June 30, 2009 was £200,162 or $330,667; of this amount $292,542 is classified as current maturities and $38,125 as long-term debt.

In January 2009, the Company renewed its directors’ and officers’ (“D&O”) liability insurance for which the annual premium is $122,654. The Company arranged financing with AICCO Inc with a down payment of $30,828 with the balance to be paid in nine monthly installments of $10,475 each.  The balance owing as of June 30, 2009 was $31,288.

In January 2009, the Company purchased an Errors and Omissions (“E&O”) liability insurance for an annual premium of $90,372.  The Company arranged financing with AFCO Credit Corporation with a down payment of $22,323 with the balance to be paid in nine monthly installments of $7,728 each.  The balance owing as of June 30, 2009 was $22,656.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank.  Fiscal year end June 30, 2008 balance was $1,501,998. During the year ended June 30, 2009, $3,683,769 was drawn down on this line of credit and $414,167 was repaid.  The interest rate on this account is variable and was 4.571% at June 30, 2009.  Interest paid during the year ended June 30, 2009 was $194,998 and the balance was $4,966,597.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2009, the Company’s subsidiary, NTE, entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000.  The interest rate is 3.25% per year over the Bank’s sterling Base Rate, which is currently 5%, for an effective rate of 8.25%.  As of June 30, 2009, the subsidiary had used £139,154 or approximately $229,883.

Company’s Pakistan based subsidiary, NetSol Technologies Limited has availed a term finance facility from the bank to finance the construction of new building. Total amount of facility is Rs. 200,000,000 or approximately $2,458,513. Interest rate is 3.5% above the six months Karachi Inter Bank Offering Rate. As on June 30, 2009 the subsidiary had used Rs. 100,000,000 or approx $1,229,379 of which $1,075,707 is shown under long term liabilities and the remaining of $153,672 as current maturity.

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.  The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves.  Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2009 and 2008.

Following is the aggregate minimum future lease payments under capital leases as of June 30:

	2009	2008
Minimum Lease Payments
Due FYE 6/30/09	-	$368,671
Due FYE 6/30/10	$545,992	258,927
Due FYE 6/30/11	505,004	113,053
Due FYE 6/30/12	432,545	6,135
Due FYE 6/30/13	201,490	3,356
Due FYE 6/30/14	176,512	-
Total Minimum Lease Payments	1,861,543	750,142
Interest Expense relating to future periods	(259,450)	(122,521)
Present Value of minimum lease payments	1,602,093	627,621
Less: Current portion	(511,192)	(295,314)
Non-Current portion	$1,090,901	$332,307

Following is a summary of fixed assets held under capital leases as of June 30:

	2009	2008

Computer Equipment and Software	$607,394	$895,235
Furniture and Fixtures	733,277	62,054
Vehicles	310,021	392,727
Building Equipment	407,383	161,295

Total	2,058,075	1,511,311
Less: Accumulated Depreciation	(443,992)	(653,643)
Net	$1,614,083	$857,668

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B)  LOANS PAYABLE - BANK

The Company’s Pakistan subsidiary, NetSol Technologies (Private) Ltd., has a loan with a bank, secured by the Company’s assets.  This note consists of the following as of June 30, 2009 & June 30, 2008:

For the year ended June 30, 2009:
Type of Loan	Maturity Date	Interest Rate	Balance
			USD

Export Refinance	Every 6 months	7.50%	$2,458,757

	Total		$2,458,757

For the year ended June 30, 2008:
Type of Loan	Maturity Date	Interest Rate	Balance
			USD

Export Refinance	Every 6 months	7.50%	$2,932,551

	Total		$2,932,551

C)  OTHER PAYABLE – ACQUISITION

As of June 30, 2009, Other Payable – Acquisition consists of total payments of $103,226 (June 30, 2008: $846,215) due to the shareholders of McCue Systems.

McCue Systems (now NetSol Technologies North America Inc.)

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 17).  As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded.  During the fiscal year ended June 30, 2007, $2,059,413 of the cash portion of was paid to the McCue shareholders and in July 2006 the stock was issued.  In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded.  In July and August 2007, $879,007 of the cash was paid.  In June 2008, the third and final installment became due, consisting of $762,816 in cash and 345,131 shares of the Company’s restricted common stock.  The cash portion is shown as “Other Payable – Acquisition” and the stock portion is shown in “Shares to be issued” on these consolidated financial statements. The balance at June 30, 2009 was $103,226.  This represents the few remaining McCue shareholders that have not been located as of the date of this report.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the officers of the Company have advanced $34,173 as working capital. As on June 30, 2008 the balance due was $184,173. In July 2008, the officers exercised 98,358 options against the amounts owed to them of $179,738.

The balance due to officers as of June 30, 2009 was Nil.

NOTE 11 – DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

On October 30, 2006, the convertible notes payable (see note 11) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock.  The dividend is to be paid quarterly, either in cash or stock at the Company’s election.  The dividend for the fiscal years ended June 30, 2009 and 2008 totaled $134,400 and $178,541. Of the amount due for fiscal year ended June 30, 2009, $33,876 has been paid in stock and $67,017 in cash and the remaining balance of $33,507 is payable and is reflected in these consolidated financial statements. Besides, the Pakistan subsidiary declared cash dividend to its shareholders out of which $10,902 was still payable to some of the shareholders. This amount is also included in the dividends payable reflected in the consolidated balance sheet.

SUBSIDIARY DIVIDEND

In October 2008, the Company’s joint-venture subsidiary, NetSol-Innovation declared a cash dividend of 67,446,500 Pakistan Rupees (“pkr”) or approximately $874,817.  Of this amount, the Company was due 34,073,972 pkr or approximately $441,958. The dividend was paid during the quarter ended December 31, 2008.  The amount attributable to the minority holders is approximately $432,859 and is reflected in the accompanying consolidated financial statements.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2009, the Company entered into a waiver agreement (the “Waiver”) with holders of the Convertible Notes Payable (the “Holders”) to modify the terms and conditions of the original note.  Under the Waiver, Holders waived their right to full-ratchet anti-dilution protection and participation in future financings in consideration for a new conversion rate of $0.78 per common share and four equal quarterly cash installment payments from the Company of $250,000 each, beginning January 2009. Since this was an extinguishment of the existing contract, the company accounted for beneficial conversion feature of $230,769 which will be amortized over the remaining life of the contract. As on June 30, 2009, total amount amortized was $40,277. The Company accrued $1,000,000 under the waiver agreement as loss on extinguishment of debt the fiscal year ended June 30, 2009.

The Company incurred $175,000 in finder’s fees and consulting costs which was amortized over the life of the Notes. However, after extinguishment of the existing note in the current quarter, the unamortized portion of $132,589 was fully expensed out in the current fiscal year. The convertible note payable is recorded as net of unamortized beneficial conversion feature of $190,492 at June 30, 2009.

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

On August 14, 2009, one of the Holders of the 2008 Convertible Notes elected, pursuant to the terms therein to convert $200,000 worth of principal value of the notes into 317,460 shares of common stock.  This conversion reduces the total principal of the 2008 Convertible Notes to $5,800,000.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 11) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock.  The preferred shares are valued at $1,000 per share or $5,500,000.  The preferred shares are convertible into common stock at a rate of $1.65 per common share.  The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333.  On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective.  As of June 30, 2008 and 2007, 2,210 and 1,370 of the preferred shares had been converted into 1,339,392 and 830,302 shares of the Company’s common stock, respectively.  As of June 30, 2009, there were 1,920 shares of preferred stock outstanding.

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

On August 18, 2009, the Company redeemed 1,920 shares of the Series A 7% Cumulative Convertible Preferred Stock as part of the mandatory redemption required by the terms of the Certificate of Designation of the Series A 7% Cumulative Convertible Preferred Stock.

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

In June 2008, the third and final installment became due for the acquisition and the Company recorded 345,131 shares to be issued valued at $890,437 on these consolidated financial statements.  Of these, 336,158 shares were issued in July 2008.  The balance represents McCue Systems shareholders that have not been located as of this date.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NetSol Omni (“Omni”)

In December 2007, the Company entered into an agreement with the minority shareholders of Omni, whereby the Company purchased the remaining 49.9% of Omni for 25,000 shares of the Company’s common stock valued at $76,750.

Private Placements

In December, 2008, the Company sold 200,000 shares to Mr. Shahid Mukhtar for $150,000. The shares were issued in December, 2008. As of June 30, 2009, the Company also sold 2,765,000 shares to unrelated employees under the Employee Stock Purchase Agreement approved by the Board on April 9, 2009. Pursuant to the terms of the Stock Purchase Agreement, only unregistered shares of stock were sold  at a discount from the market price as of the board approval date of $0.20 per share.  The share price, according to the terms was to adjust at such time as the closing market price of the Company’s shares reached at least $0.75 per share, whereafter it was to be proportionately increased by such proportionate increase above $0.75 at the time of the sale. The raise was set to expire on the earlier of : 1) receipt of good subscriptions equal in value to $1 million; 2)six months from the date of the UWC; 3) or an average closing price of the Company’s shares  of common stock over a ten day  trading period of $1 per share.  The agreement was subsequently amended to adjust the issue price at the closing bid price on the date before the agreement is fully executed with each employee. To accomplish this, the employees who had already purchased the shares were given the option to either adjust the consideration by decreasing the number of shares purchased to match the adjusted issue price, or by paying more money.

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

In June 2008, the Company entered into an agreement with a consultant whereby the Company agreed to issue a total of 20,000 shares of the Company’s restricted common stock valued at $56,600 for services rendered. The shares were issued in July 2008.

During the year ended June 30, 2009, the Company issued 522,500 shares of its common stock against provision of services valued at $346,817.  Of these shares, 300,000 shares were issued to a consultant with whom the Company had entered into an agreement on March 9, 2009. These shares were issued to the consultant on April 13, 2009. The company recorded $90,000 expense in the books.

Options and Warrants Exercised

During the year ended June 30, 2009, the Company issued 51,515 shares of its common stock for the exercise of warrants valued at $99,424. During the year ended June 30, 2008, the Company had issued 1,087,359 shares of its common stock for the exercise of warrants valued at $1,754,547.

During the year ended June 30, 2009, the Company issued 594,008 shares of its common stock for the exercise of options valued at $630,493. Of these shares, a net amount of $181,747 was recorded against “subscription receivable”. In addition, 23,000 shares valued at $15,759 was recorded as “shares to be issued” as of June 30, 2009.

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

Payment of Dividend to Preferred Stockholders

During the years ended June 30, 2009 and 2008, the Company issued 32,324 and 114,588 shares of the Company’s common stock valued at $67,384 and $222,673, respectively, as payment of the dividend owed to the Preferred Stockholders (see Note 11).

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

During the year ended June 30, 2009, a total of $150,000 was collected and new receivables of $391,712 were issued. The balance at June 30, 2009 was $842,619.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2008, the stock repurchase plan was extended an additional 6 months.  During the year ended June 30, 2009, the Company purchased an additional 208,900 shares on the open market valued at $360,328.  The balance as of June 30, 2009 was $396,008.  The stock repurchase plan expired on March 24, 2009.

Common Stock Purchase Warrants and Options

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of June 30, 2009:

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2007	7,102,363	$0.75 to $5.00	$129,521
Granted	20,000	$1.60
Exercised	(869,938)	$0.75 to $2.55
Expired	(180,000)	$0.75
Outstanding and exercisable, June 30, 2008	6,072,425	$0.75 to $5.00	$1,717,608
Granted	2,351,500	$0.30 to $1.65
Exercised	(717,008)	$0.30 to $2.50
Expired	-
Outstanding and exercisable, June 30, 2009	7,706,917	$0.65 to $5.00	$-

Warrants:
Outstanding and exercisable, June 30, 2007	3,002,725	$1.75 to $5.00	$58,091
Granted	378,788	$1.65
Exercised	(1,269,199)	$1.65 to $3.30
Expired	(120,000)	$2.50 to $5.00
Outstanding and exercisable, June 30, 2008	1,992,314	$1.65 to $5.00	$1,206,095
Granted
Exercised	(51,515)	$1.93
Expired	(163,182)	$2.20 to $3.30
Outstanding and exercisable, June 30, 2009	1,777,617	$1.65 to $3.30	$-

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The average life remaining on the options and warrants as of June 30, 2009 is as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
$0.01 - $0.99	1,806,000	9.46	0.65
$1.00 - $1.99	2,045,917	6.06	1.88
$2.00 - $2.99	3,055,000	5.78	2.69
$3.00 - $5.00	800,000	4.80	4.24

Totals	7,706,917	6.61	2.16

WARRANTS:
$1.00 - $1.99	1,476,137	2.46	1.79
$3.00 - $5.00	301,480	0.19	3.32

Totals	1,777,617	2.07	2.05

All options and warrants granted are vested and are exercisable as of June 30, 2009.

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ened March 31, 2008, 20,000 options were granted to two officers with an exercise price of $1.60 per share and an expiration date of ten years, vesting immediately.  Using the Black-Scholes method to value the options, the Company recorded $24,320 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	4.5%
Expected life	10 years
Expected volatility	65%

During the quarter ended September 30 , 2008, the Company granted 100,000 options to an employee with an exercise price of $1.65 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $89,700 in compensation expense for these options in the accompanying consolidated financial statements.

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

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.0%
Expected life	0.25 years
Expected volatility	141%

In February, 2009, the Company granted 1,800,000 options to three officers in exchange for an agreement to reduce total compensation. Such options vest quarterly over a ten-year period. A non-cash stock compensation charge of $139,893 is recorded during the year ended June 30, 2009.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	3.8%
Expected life	10 years
Expected volatility	138%

During the quarter ended June 30, 2009 the Company granted 23,000 options to four employees with an exercise price of $0.32 per share and an expiration date of 4 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $1,879 in compensation expense for these options in the accompanying consolidated financial statements. The Company also granted 250,000 options to three employees with an exercise price of $0.3 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $18,000 in compensation expense for these options in the accompanying consolidated financial statements. The Company also granted 100,000 options to one employees with an exercise price of $0.45 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $4,100 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.13%
Expected life	0.25 to 0.33 years
Expected volatility	56% to 99%

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number and exercise prices of options granted under the 2001 Plan for the years ended June 30, 2009 and 2008 are as follows:

		Exercise		Exercise
	2009	Price	2008	Price
Outstanding and exercisable, beginning of year	16,000	$0.75 to $1.25	31,000	$0.75 to $1.25
Granted	-		-
Exercised	(8,000)	$0.75	(15,000)	$0.75
Expired	-	-	-	-
Outstanding and exercisable, end of year	8,000	$0.75 to $1.00	16,000	$0.75 to $1.00

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

The number and weighted average exercise prices of options granted under the 2002 Plan for the year ended June 30, 2009 and 2008 are as follows:

		Exercise		Exercise
	2009	Price	2008	Price
Outstanding and exercisable, beginning of year	882,000	$0.75 to $5.00	972,000	$0.75 to $5.00
Granted	-	-	-	-
Exercised	(10,000)	$2.50	(60,000)	$2.50
Expired			(30,000)	$0.75 - $2.50
Outstanding and exercisable, end of year	872,000	$0.75 to $5.00	882,000	$0.75 to $5.00

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

The number and weighted average exercise prices of options granted under the 2003 Plan for the year ended June 30, 2009 and 2008 are as follows:

		Exercise		Exercise
	2009	Price	2008	Price
Outstanding and exercisable, beginning of year	479,000	$1.00 to $5.00	745,000	$1.00 to $5.00
Granted	100,000	$1.65	20,000	$1.60
Exercised	(104,000)	$1.65 to $1.98	(236,000)	$1.70 to $1.98
Expired			(50,000)	$2.64 to $5.00
Outstanding and exercisable, end of year	475,000	$1.60 to $5.00	479,000	$1.25 to $5.00

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number and weighted average exercise prices of options granted under the 2004 Plan for the year ended June 30, 2009 and 2008 are as follows:

		Exercise		Exercise
	2009	Price	2008	Price
Outstanding and exercisable, beginning of year	3,075,425	$1.65 to $3.00	3,574,363	$1.65 to $3.00
Granted	-	-	-	-
Exercised	(45,150)	$1.65	(448,938)	$1.65 to $2.00
Expired			(50,000)	$1.93 to $2.89
Outstanding and exercisable, end of year	3,030,275	$1.65 to $3.00	3,075,425	$1.65 to $3.00

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

The number and weighted average exercise prices of options granted under the 2005 Plan for the year ended June 30, 2009 and 2008 are as follows:
		Exercise		Exercise
	2009	Price	2008	Price
Outstanding and exercisable, beginning of year	1,620,000	$1.70 to $2.55	1,780,000	$1.70 to $2.55
Granted	2,195,000	$0.30 to $0.75	-	-
Exercised	(493,358)	$0.30 to $1.83	(110,000)	$1.70 to $2.55
Expired			(50,000)	$1.83 to $2.50
Outstanding and exercisable, end of year	3,321,642	$0.65 to $2.50	1,620,000	$1.70 to $2.55

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

b)
Performance Awards.    Under the 2008 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2008 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2009, 143,000 shares have been issued under this plan.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s headquarters is located in California in approximately 1,919 rentable square feet and a monthly rent of $5,224 per month.  The term of the lease is for two years and expires on December 31, 2009.  A security deposit of $4,790 was made and is included in other current assets in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Australia lease is a month to month lease and is rented at the rate of $1,380 per month.  The Beijing lease is a two year lease that expires in August 2011.  The monthly rent is $3,993 per month.  The Bangkok lease is a one year lease with monthly rent of $752. The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of £75,000 (approximately $123,750). NTNA recently relocated to the Emeryville, California location.  The Emeryville lease is a ten year lease with monthly rent of $80,331.

The NetSol Karachi lease is a 3 year lease that expires on December 4, 2011 and currently is rented at the rate of $1,528 per month.  The NetSol Islamabad lease is a 15 year lease that expires on August 31, 2016 and currently is rented at the rate of $2,416 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space.   Rent expense amounted to $1,615,038 and $807,835 for the years ended June 30, 2009 and 2008, respectively.

The total annual lease commitment for the next five years is as follows:

FYE 6/30/10	$1,244,346
FYE 6/30/11	1,196,442
FYE 6/30/12	1,072,692
FYE 6/30/13	1,051,980
FYE 6/30/14	1,051,980

Lahore Technology Campus

In May 2004, the newly built Technology Campus was inaugurated in Lahore, Pakistan.  This facility consists of 50,000 square feet of computer and general office space.  This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan.  Title to this facility is held by NetSol Technologies Ltd. and is not subject to any mortgages.  In order to cater for future business expansion and taking advantage of depressing real estate market, the company purchased two new cottages adjacent to its main building. Total covered area of these cottages is 4,900 sq feet and it cost was $250,000 approx. The management has moved its accounts, finance, internal audit, company secretariat, costing and budgeting & procurement departments into these cottages. For the recreation of its valuable human resources, the management has also established a gymnasium there.

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

Litigation

As of June 30, 2009 and 2008, to the best knowledge of the Company’s management and counsel, there is no material litigation pending or threatened against the Company.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEGMENT AND GEOGRAPHIC AREAS

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

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2009 and 2008:

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008
Revenues from unaffiliated customers:
North America	$5,396,693	$3,969,521
Europe	3,886,337	7,676,225
Asia - Pacific	17,165,147	24,996,429
Consolidated	$26,448,177	$36,642,175

Operating income (loss):
Corporate headquarters	(4,368,531)	$(3,845,756)
North America	(1,768,487)	(932,008)
Europe	(2,389,652)	1,838,541
Asia - Pacific	2,043,501	10,148,442
Consolidated	$(6,483,169)	$7,209,219

Net income (loss) before minority adjustment:
Corporate headquarters	$(5,729,110)	$(2,784,659)
North America	(1,875,944)	(910,833)
Europe	(2,425,085)	1,767,712
Asia - Pacific	3,890,366	12,080,101
Consolidated	$(6,139,773)	$10,152,321

Identifiable assets:
Corporate headquarters	$18,051,615	$16,566,612
North America	2,938,573	1,920,508
Europe	3,796,544	6,233,480
Asia - Pacific	37,982,294	39,056,094
Consolidated	$62,769,026	$63,776,694

Depreciation and amortization:
Corporate headquarters	$1,434,372	$1,402,219
North America	485,142	214,777
Europe	623,738	301,505
Asia - Pacific	1,644,956	1,419,455
Consolidated	$4,188,208	$3,337,956

Capital expenditures:
Corporate headquarters	$1,020	$4,189
North America	113,781	70,443
Europe	53,636	56,155
Asia - Pacific	1,925,181	4,304,968
Consolidated	$2,093,618	$4,435,755

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues by our various products and services provided for the years ended June 30, are as follows:

	2009	2008
Licensing Fees	$4,786,332	$12,685,039
Maintenance Fees	6,499,419	6,306,321
Services	15,162,426	17,650,815
Total	$26,448,177	$36,642,175

NOTE 17 – MINORITY INTEREST IN SUBSIDIARY

The Company had minority interests in several of its subsidiaries.  The balance of the minority interest as of June 30, 2009 and 2008 was as follows:

SUBSIDIARY	MIN INT %	MIN INT BALANCE 2009

PK Tech	42.04%	$5,128,185
NetSol-Innovation	49.90%	1,235,805
Connect	49.90%	19,320

Total		$6,383,310

SUBSIDIARY	MIN INT %	MIN INT BALANCE 2008

PK Tech	41.32%	$6,309,918
NetSol-TiG	49.90%	1,365,855
Connect	49.90%	182,196

Total		$7,857,969

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

For the fiscal years ended June 30, 2009 and 2008, the subsidiary had net income of $3,329,683 and $9,842,805, of which $1,387,110 and $4,127,154, respectively, was recorded against the minority interest.  The balance of the minority interest at June 30, 2009 was $5,128,185.

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2008, the Company sold 948,100 shares of its ownership in NetSol PK on the open market with a value of $1,765,615.   A net gain of $1,240,808 was recorded as “Other Income” on these consolidated financial statements.  As a result of the sale, the Company’s ownership in the subsidiary decreased from 62.79% to 58.68% and the minority interest percentage increased to 41.32%.

In April, 2009, NetSol PK issued 6,223,209 ordinary shares to the company against settlement of loan amounting to $1,879,672 provided by the company.

In May/ June 2009, the Company sold 3,132,255 shares of its ownership in NetSol PK in the open market with a value of $558,536. A net gain of $351,522 was recorded as “Other Income” on these consolidated financial statements.  As a result of the sale, the Company’s ownership in the subsidiary decreased from 58.68% to 57.96% and the minority interest percentage increased to 42.04%.

NetSol-Innovation:

In December 2004, NetSol forged a new and a strategic relationship with a UK based public company TIG Plc. A new Joint Venture was signed by the two companies to create a new company, TiG NetSol Pvt Ltd., during the current year the name was changed to NetSol-Innovation (Private) Limited, (“Extended Innovation”), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG (now Innovation Group).  The agreement anticipates Innovation Group’s technology business to be outsourced to NetSol’s offshore development facility.

During year ended June 30, 2005, the Company invested $253,635 and Innovation Group invested $251,626 and the new subsidiary began operations during the quarter ended March 31, 2005.

For the fiscal years ended June 30, 2009 and 2008, the subsidiary had net income of $1,033,457 and $2,133,301, of which $515,695 & $1,064,517 respectively was recorded against minority interest. The balance of the minority interest at June 30, 2009 was $1,235,805.

On September 26, 2007, the subsidiary’s board of directors authorized a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522.  Of this amount, the Company received 50,520,000 pkr or approximately $834,349 which has been invested in NetSol PK.  The net value to the minority holders is approximately $817,173 and is reflected on these consolidated financial statements.

In October 2008, the Company’s joint-venture subsidiary, NetSol-Innovation declared a cash dividend of 67,446,500 Pakistan Rupees (“pkr”) or approximately $874,817.  Of this amount, the Company was due 34,073,972 pkr or approximately $441,958. The dividend was paid during the quarter ended December 31, 2008.  The amount attributable to the minority holders is approximately $432,859 and is reflected in the accompanying consolidated financial statements.

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

For the fiscal years ended June 30, 2009 and 2008, the subsidiary had net loss of $173,671 and $8,765, respectively, of which ($86,662) and ($4,374) respectively, was recorded against the minority interest.  The balance of the minority interest at June 30, 2009 was $19,320.

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

For the fiscal years ended June 30, 2009 and 2008, the subsidiary had a net loss of $0 and ($10,224), of which $0 and ($781) was recorded against the minority interest.  The balance of the minority interest at June 30, 2009 was $0.

NOTE 18 – ACQUISITION OF McCUE SYSTEMS (now NetSol Technologies North America)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NETSOL TECHNOLOGIES INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS

In July 2009, the Company issued a total of 20,000 shares of common stock to the outside, independent directors of the Company.  This issuance was the final tranche of the issuance of shares granted to such directors as compensation for service on the board of directors.

In July 2009, the Company issued 25,000 shares of common stock to an employee as compensation for services performed.  In August 2009, the Company issued a total of 25,000 shares of common stock to two employees as compensation for services performed.

In July 2009, the Company issued 53,931 to an accredited investor for services rendered to the company. In July five employees exercised options entitling them to a total of 123,000 shares of common stock.

In July 2009, the Company completed an offering of shares of common stock to employees and consultants of the Company. The Company sold a total of 5,306,929 shares of common stock for consideration of $1,093,875.  In September 2009, in response to a notice from Nasdaq,  the Company, in agreement with the investors who took part in this offering, raised the per share price to the market price of the Company’s common stock (the closing bid price on the day previous to each investor’s agreement) as a remedy to the Nasdaq violation notice.  On September 10, 2009, the Company received notice that the amendment had effectively remedied the violation.

On August 11, 2009, the Company closed a purchase agreement to sell convertible notes with a total principal value of $2,000,000 (the “Notes”) to two accredited investors, The Tail Wind Fund Ltd., and Solomon Strategic Holdings, Inc. The notes have a 1 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.63 per share, which conversion price was determined as of July 10, 2009, the date of the purchase agreement.  Conversion is further subject to anti-dilution protection and subject to limitations on conversion based on Nasdaq Listing Rules and volume limitations set forth in the documents.  The proceeds of the offering were used by the Company to redeem the outstanding, 1,920 shares of 7% Cumulative Convertible Preferred Stock (“Preferred Stock”).  The terms and conditions of the Preferred Stock required the Company to redeem the shares of Preferred Stock by June 15, 2009.  The proceeds were used to pay the redemption price and to pay any outstanding interest and dividends due under the terms and conditions of the Preferred Stock.

On August 16, 2009, a Holder of the 2008 Convertible Notes elected to convert $200,000 worth of principal value into 317,460 shares of common stock.  This conversion reduces the principal value to $5,800,000 as of that date.