Form 10-Q
period 2009-09-30
NETSOL TECHNOLOGIES INC
filed 2009-11-12
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Yes ☐ No ☒

The issuer had 34,545,700 shares of its $.001 par value Common Stock and no  shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of November 9, 2009.

NETSOL TECHNOLOGIES, INC.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	As of September 30, 2009	As of June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,956,279	$4,403,762
Restricted Cash	5,000,000	5,000,000
Accounts receivable, net of allowance for doubtful accounts	12,724,576	11,394,844
Revenues in excess of billings	6,362,818	5,686,277
Other current assets	2,042,661	2,307,246
Total current assets	30,086,334	28,792,129
Property and equipment, net of accumulated depreciation	8,705,379	9,186,163
Other assets, long-term	-	204,823
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	14,633,099	13,802,607
Customer lists, net	1,152,710	1,344,019
Goodwill	9,439,285	9,439,285
Total intangibles	25,225,094	24,585,911
Total assets	$64,016,807	$62,769,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,177,398	$5,106,266
Current portion of loans and obligations under capitalized leases	6,771,389	6,207,830
Other payables - acquisitions	103,226	103,226
Unearned revenues	3,131,669	3,473,228
Dividend to preferred stockholders payable	2,445	44,409
Loans payable, bank	2,398,369	2,458,757
Total current liabilities	17,584,496	17,393,716
Obligations under capitalized leases, less current maturities	973,828	1,090,901
Convertible notes payable	5,763,418	5,809,508
Long term loans; less current maturities	1,049,287	1,113,832
Total liabilities	25,371,029	25,407,957
Commitments	-	-
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; Nil; 1,920 issued and outstanding	-	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized; 33,461,307; 30,046,987 issued and outstanding	33,461	30,047
Additional paid-in-capital	83,037,807	78,198,523
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(41,492,581)	(41,253,152)
Stock subscription receivable	(2,549,813)	(842,619)
Common stock to be issued	98,075	220,365
Other comprehensive loss	(7,215,261)	(6,899,397)
Non-controlling interest	7,130,098	6,383,310
Total stockholders' equity	38,645,778	37,361,069
Total liabilities and stockholders' equity	$64,016,807	$62,769,026

See accompanying notes to these unaudited consolidated financial statements.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months
	Ended September 30,
	2009	2008
Net Revenues:
License fees	$2,551,593	$2,529,808
Maintenance fees	1,807,716	1,593,734
Services	3,262,764	5,177,425
Total revenues	7,622,073	9,300,967
Cost of revenues:
Salaries and consultants	2,013,753	2,640,713
Travel	60,200	485,936
Repairs and maintenance	67,611	106,665
Insurance	36,679	32,839
Depreciation and amortization	498,504	551,325
Other	882,338	751,068
Total cost of revenues	3,559,085	4,568,546
Gross profit	4,062,988	4,732,421
Operating expenses:
Selling and marketing	493,629	969,518
Depreciation and amortization	512,362	480,208
Salaries and wages	714,899	979,254
Professional services, including non-cash compensation	96,106	306,886
General and adminstrative	1,099,806	868,117
Total operating expenses	2,916,802	3,603,983
Income from operations	1,146,186	1,128,438
Other income and (expenses)
Gain/(Loss) on sale of assets	18	(165,738)
Interest expense	(468,615)	(203,892)
Interest income	47,352	27,941
Gain on foreign currency exchange rates	383,825	2,007,882
Fair market value of options issued	-	(117,300)
Other income	(258,691)	16,454
Total other income (expenses)	(296,111)	1,565,347
Net income before non-controlling interest in subsidiary	850,075	2,693,785
Non-controlling interest	(1,108,975)	(1,629,761)
Income taxes	(5,017)	(7,182)
Net income (loss)	(263,917)	1,056,842
Dividend required for preferred stockholders	-	(33,876)
Net income (loss) applicable to common shareholders	(263,917)	1,022,966
Other comprehensive income (loss):
Translation adjustment	(315,864)	(2,895,310)
Comprehensive loss	$(579,781)	$(1,872,344)

Net income (loss) per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04
Weighted average number of shares outstanding
Basic	31,636,379	26,307,175
Diluted	31,636,379	28,029,442

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(263,917)	$1,056,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,010,867	1,031,533
Transaction loss on foreign currency	16,429	-
Loss on sale of assets	-	165,738
Non-controlling interest in subsidiary	1,108,975	1,629,761
Stock issued for services	226,720	33,163
Fair market value of warrants and stock options granted	283,500	207,000
Beneficial conversion feature	297,999	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(693,290)	(3,942,317)
Increase in other current assets	(345,240)	(1,960,129)
Decrease in accounts payable and accrued expenses	(949,731)	(259,967)
Net cash provided by/(used in) operating activities	692,312	(2,038,376)
Cash flows from investing activities:
Purchases of property and equipment	(95,160)	(930,058)
Sales of property and equipment	-	40,900
Payments of acquisition payable	-	(742,989)
Purchase of treasury stock	-	(285,328)
Short-term investments held for sale	-	(113,738)
Increase in intangible assets	(1,612,840)	(689,544)
Net cash used in investing activities	(1,708,000)	(2,720,757)
Cash flows from financing activities:
Proceeds from sale of common stock	158,906	150,000
Proceeds from the exercise of stock options and warrants	-	520,569
Purchase of subsidary stock in Pakistan	-	(250,000)
Redemption of preferred stock	(1,920,000)	-
Proceeds from convertible notes payable	2,000,000	6,000,000
Dividend paid	(41,740)	-
Bank overdraft	86,922	257,502
Proceeds from bank loans	2,617,881	1,768,212
Payments on bank loans	(215,144)	(75,732)
Payments on capital lease obligations and loans	(2,043,769)	(121,418)
Net cash provided by financing activities	643,057	8,249,133
Effect of exchange rate changes in cash	(74,852)	13,451
Net increase (decrease) in cash and cash equivalents	(447,483)	3,503,451
Cash and cash equivalents, beginning of period	4,403,762	6,275,239
Cash and cash equivalents, end of period	$3,956,279	$9,778,690

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$247,449	$177,087
Taxes	$92,618	$2,400

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the payment of dividends to Preferred Shareholders	$-	$33,508

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2009.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies North America, Inc. (“NTNA”), NetSol Technologies Limited (“NetSol UK”), NetSol-Abraxas Australia Pty Ltd. (“Abraxas”), NetSol Technologies Europe Limited (“NTE”), and its majority-owned subsidiaries, NetSol Technologies, Ltd. (“NetSol PK”), NetSol Connect (Pvt), Ltd. (“Connect”), NetSol-Innovations (Pvt) Limited (“EI”), and NetSol Omni (Private) Limited (“Omni”).  All material inter-company accounts have been eliminated in the consolidation.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (ASC 815). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133 as amended (ASC 815); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161(ASC 815) achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information. Based on current conditions, the Company does not expect the adoption of SFAS 161(ASC 815) to have a significant impact on its results of operations or financial position.

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

In May 2008, FASB issued SFASB No. 163(ASC 944), “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

EITF Issue No. 07-5(ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6(ASC 815), “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815). EITF 07-5(ASC 815) applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether to apply EITF 00-19(ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

The guidance is applicable to existing instruments and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently considering the effect of this EITF on financial statements for the year beginning July 1, 2009.

On January 12, 2009 FASB issued FSP EITF 99-20-01(ASC 325), “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20(ASC 325), “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115(ASC 320), “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 4 – EARNINGS/(LOSS) PER SHARE:

“Earnings per share” is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128)(ASC 260), “Earnings per share”.  Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:

For the three months ended September 30, 2009	Net Loss	Shares	Per Share
Basic loss per share:	$(263,917)	31,636,379	$(0.01)
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities
Stock options		-
Warrants		-
Convertible preferred shares		-
Diluted loss per share	$(263,917)	31,636,379	$(0.01)

For the three months ended September 30, 2008	Net Income	Shares	Per Share
Basic earnings per share:	$1,022,966	26,307,175	$0.04
Dividend to preferred shareholders	33,876
Net income available to common shareholders
Effect of dilutive securities
Stock options		853,766
Warrants		519,745
Convertible preferred shares		348,756
Diluted earnings per share	$1,056,842	28,029,442	$0.04

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY:

SFAS 130(ASC 220) requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income.  The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, Omni, and EI use Pakistan Rupees; and Abraxas uses the Australian dollar as the functional currencies.  NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $7,215,261 and $6,899,397 as of September 30, 2009 and June 30, 2009 respectively. During the three months ended September 30, 2009 and 2008, comprehensive loss in the consolidated statements of operations included translation loss of $315,864 and $2,895,310, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of September 30, 2009	As of June 30, 2009

Prepaid Expenses	$221,816	$316,437
Advance Income Tax	343,467	262,703
Employee Advances	83,190	18,698
Security Deposits	178,340	173,095
Advance Rent	46,410	261,993
Tender Money Receivable	97,792	294,211
Other Receivables	679,337	527,959
Other Assets	392,309	452,150

Total	$2,042,661	$2,307,246

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	As of September 30,	As of June 30,
	2009	2009

Office furniture and equipment	$1,016,421	$1,069,156
Computer equipment	6,895,321	6,975,575
Assets under capital leases	2,038,740	2,058,075
Building	2,386,476	2,446,564
Land	1,430,580	1,466,601
Capital work in progress	775,766	756,945
Autos	302,558	308,925
Improvements	167,473	170,973
Subtotal	15,013,335	15,252,814
Accumulated depreciation	(6,307,956)	(6,066,651)
	$8,705,379	$9,186,163

For the three months ended September 30, 2009 and 2008, fixed asset depreciation expense totaled $372,872 and $402,949 respectively.  Of these amounts, $214,760 and $272,266 respectively, are reflected as part of cost of goods sold.

NOTE 8 - INTANGIBLE ASSETS:

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, customer lists and goodwill.  The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Potential impairment of goodwill has been evaluated in accordance with SFAS No. 142(ASC 350).

As part of intangible assets, the Company capitalizes certain computer software development costs in accordance with SFAS No. 86(ASC 985), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established.  Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value.  Capitalization ceases when the product or enhancement is available for general release to customers.

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

Product licenses and customer lists were comprised of the following:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2008 - cost	$18,992,284	$5,451,094	$24,443,378
Additions	6,050,047	352,963	6,403,010
Effect of translation adjustment	(1,880,317)	-	(1,880,317)
Accumulated amortization	(9,359,407)	(4,460,038)	(13,819,445)
Net balance - June 30, 2009 (Audited)	$13,802,607	$1,344,019	$15,146,626

Intangible assets - June 30, 2009 - cost	$25,042,331	$5,804,057	$30,846,388
Additions	1,618,223	-	1,618,223
Effect of translation adjustment	(2,260,500)	-	(2,260,500)
Accumulated amortization	(9,766,955)	(4,651,347)	(14,418,302)
Net balance - September 30, 2009 (Unaudited)	$14,633,099	$1,152,710	$15,785,809

Amortization expense:
Quarter ended September 30, 2009	$446,685	$191,309	$637,994
Quarter ended September 30, 2008	$454,924	$173,661	$628,585

The above amortization expense includes amounts in “Cost of Goods Sold” for capitalized software development costs of $283,744 and $279,060 for the quarters ended September 30, 2009 and 2008, respectively.

At September 30, 2009 and 2008, product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, included unamortized software development and enhancement costs of $9,835,661 and $6,615,515, respectively, as the development and enhancement is yet to be completed.  Software development amortization expense was $446,685 and $279,060 for the quarters ended September 30, 2009 and 2008, respectively.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	9/30/10	9/30/11	9/30/12	9/30/13	9/30/14	TOTAL
Product Licences	$1,570,675	$990,568	$894,308	$857,791	$371,504	$4,684,846
Customer Lists	765,236	387,474	-	-	-	1,152,710

	$2,335,911	$1,378,042	$894,308	$857,791	$371,504	$5,837,556

There were no impairments of the goodwill asset during the periods ended September 30, 2009 and 2008.

NOTE 9 – OTHER ASSETS – LONG TERM

During the fiscal year ended June 30, 2009, our North American operations moved its location from Burlingame to Emeryville. As part of the lease agreement, the Company was required to pay two months of rental payments as a security deposit valued at $155,880. The security deposit was utilized by the landlord against non-payment of rent by the Company and there was no balance outstanding as on September 30, 2009.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	As of September 30, 2009	As of June 30, 2009
Accounts Payable	$1,562,404	$1,654,974
Accrued Liabilities	2,669,378	1,757,282
Accrued Payroll	149,991	8,152
Accrued Payroll Taxes	325,154	487,180
Interest Payable	352,818	985,911
Deferred Revenues	13,357	16,388
Taxes Payable	104,296	196,379

Total	$5,177,398	$5,106,266

NOTE 11 - DEBTS

A)  LOANS AND LEASES PAYABLE

Notes payable consist of the following:

	Balance at	Current	Long-Term
Name	September 30, 2009	Maturities	Maturities

Habib Bank Line of Credit	$5,507,231	$5,507,231	$-
Bank Overdraft Facility	308,483	308,483	-
HSBC Loan	254,054	254,054	-
Term Finance Facility	1,199,185	149,898	1,049,287
Subsidiary Capital Leases	1,525,551	551,723	973,828
	$8,794,504	$6,771,389	$2,023,115

	Balance at	Current	Long-Term
Name	June 30, 2009	Maturities	Maturities

D&O Insurance	$31,288	$31,288	$-
E&O Insurance	22,656	22,656	-
Habib Bank Line of Credit	4,966,597	4,966,597	-
Bank Overdraft Facility	229,883	229,883	-
HSBC Loan	330,667	292,542	38,125
Term Finance Facility	1,229,379	153,672	1,075,707
Subsidiary Capital Leases	1,602,093	511,192	1,090,901
	$8,412,563	$6,207,830	$2,204,733

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $796,100 was converted into a loan payable with a maturity of three years.  The interest rate is 7.5% with monthly payments of £15,558 or approximately $24,771. The Parent has guaranteed payment of the loan in the event the subsidiary should default on it. During the year ended June 30, 2009, £155,585 or approximately $307,384 was paid on the principal of this note and £27,784 or approximately $52,310 was paid in interest.  The loan outstanding as of June 30, 2009 was £200,162 or $330,667; of this amount $292,542 was classified as current maturities and $38,125 as long-term debt. During the quarter ended September 30, 2009, £40,600 or approximately $64,644 was paid on the principal of this note and £3,642 or approximately $5,979 was paid in interest. The loan outstanding as of September 30, 2009 was £159,562 or $254,054 which is classified as current maturities.

In January 2009, the Company renewed its directors’ and officers’ (“D&O”) liability insurance for which the annual premium is $122,654.  The Company arranged financing with AIICO Inc. with a down payment of $30,828 with the balance to be paid in nine monthly installments of $10,475 each.  The balance owing as of June 30, 2009 and September 30, 2009 was $31,288 and $NIL.

In January 2009, the Company purchased an Errors and Omissions (“E&O”) liability insurance for an annual premium of $90,372.  The Company arranged financing with AFCO Credit Corporation with a down payment of $22,323 with the balance to be paid in nine monthly installments of $7,728 each.  The balance owing as of June 30, 2009 and September 30, 2009 was $22,656 and $NIL.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank.  Fiscal year end June 30, 2008 balance was $1,501,998.  During the year ended June 30, 2009, $3,683,769 was drawn down on this line of credit and $414,167 was repaid.  The interest rate on this account is variable and was 4.571% at June 30, 2009.  Interest paid during the year ended June 30, 2009 was $194,988 and the balance was $4,996,597.  During the quarter ended September 30, 2009, the Company increased the line of credit and an additional $2,617,881 was drawn down and $2,077,247 was repaid and $45,774 of interest was paid.  The interest rate as of September 30, 2009 was 3.71% and the balance was $5,507,231.

During the year ended June 30, 2008, the Company’s subsidiary, NTE, entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000.  The interest rate is 3.25% per year over the Bank’s sterling Base Rate, which is currently 5%, for an effective rate of 8.25%. As of June 30, 2009, the subsidiary had used £139,154 or approximately $229,883.  During the quarter ended September 30, 2009, the subsidiary had made additional draws on this account and the balance was £193,746 or $308,483 approximately.

The Company’s Pakistan based subsidiary, NetSol Technologies Ltd., availed itself of a term finance facility from Askari bank to finance the construction of a new building. The total amount of the facility is Rs. 200,000,000 or approximately $2,398,369.  The Interest rate is 3.5% above the six months Karachi Inter Bank Offering Rate.  As on June 30, 2009, the subsidiary has used Rs. 100,000,000 or approximately $1,229,379 of which $1,075,707 was shown as long term liabilities and the remainder of $153,672 as current maturity.  As of the quarter ended September 30, 2009, the Company has used Rs. 100,000,000 or approximately $1,199,185 of which $1,049,287 is shown as long term liabilities and the remainder of $149,898 as current maturity.

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2009 and 2008.

Following is the aggregate minimum future lease payments under capital leases as of September 30, 2009:

	As of September 30, 2009	As of June 30, 2009
Minimum Lease Payments
		-
Due FYE 9/30/10	678,965	$545,992
Due FYE 9/30/11	471,029	505,004
Due FYE 9/30/12	331,542	432,545
Due FYE 9/30/13	193,351	201,490
Due FYE 9/30/14	83,407	176,512
Total Minimum Lease Payments	1,758,295	1,861,543
Interest Expense relating to future periods	(232,744)	(259,450)
Present Value of minimum lease payments	1,525,551	1,602,093
Less: Current portion	(551,723)	(511,192)
Non-Current portion	$973,828	$1,090,901

Following is a summary of fixed assets held under capital leases:

	As of September 30, 2009	As of June 30, 2009

Computer Equipment and Software	$599,120	$607,394
Furniture and Fixtures	834,993	733,277
Vehicles	302,411	310,021
Building Equipment	302,216	407,383

Total	2,038,740	2,058,075
Less: Accumulated Depreciation	(529,922)	(443,992)
Net	$1,508,818	$1,614,083

B)  LOANS PAYABLE- BANK

The Company’s Pakistan subsidiary, NetSol Technologies Ltd., has a loan with a bank, secured by the Company’s assets.  The note consists of the following:

For the three months ended September 30, 2009:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,398,369

Total			$2,398,369

For the year ended June 30, 2009:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,458,757

Total			$2,458,757

C)  OTHER PAYABLE – ACQUISITION

McCue Systems – (now NetSol Technologies North America Inc.)

As of September 30, 2009, Other Payable – Acquisition consists of total payments of $103,226 due to the shareholders of McCue Systems.

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed (see Note 20).  As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded.  During the fiscal year ended June 30, 2007, $2,059,413 of the cash portion of was paid to the McCue shareholders and in July 2006 the stock was issued.  In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded.  In July and August 2007, $879,007 of the cash was paid.  In June 2008, the third and final installment became due, consisting of $762,816 in cash and 345,131 shares of the Company’s restricted common stock.  The cash portion is shown as “Other Payable – Acquisition” and the stock portion is shown in “Shares to be issued” on these consolidated financial statements. The balance at June 30, 2008 was $846,215.  Of this amount, $104,452 represents the few remaining McCue shareholders who had not been located as of the date of this report.  In July 2008, 335,604 of the shares were issued and $741,763 in cash was paid in July and August 2008.  In addition, during the quarter 554 shares and $1,225 was paid to a former McCue shareholder who was not previously located.

NOTE 12 – DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

The Company had issued Series A 7% Cumulative Convertible Preferred Stock under which dividends are payable (see Note 13). The dividend is to be paid quarterly, either in cash or stock at the Company’s election.  On August 18, 2009, the Company redeemed all outstanding shares of Preferred Stock (1,920 shares). Out of the dividend payable for the period ending June 30, 2009 an amount of $2,445 was still payable as on September 30, 2009.

NOTE 13 – CONVERTIBLE NOTES PAYABLE

On July 23, 2008, the Company entered into Convertible Notes with three investors with a total value of $6,000,000 (the “Convertible Notes”).  The Convertible Notes mature in 3 years and have an interest rate of 7% per annum that is payable semi-annually.  The note could be converted into common shares at a conversion rate of $3.00 per share.  The fair market value of the shares at the date of signing was $2.90; therefore, no beneficial conversion feature expense was recorded on the transaction.  No warrants were issued in connection with this note.  The Convertible Note contains full-ratchet anti-dilution protection.  However, despite this protection, at no time shall the Company issue shares as part of a conversion or other event contained in the Convertible Note where the resulting issuance would require issuance in violation of Nasdaq rules.

In January 2009, the Company entered into a waiver agreement (the “Waiver”) with holders of the Convertible Notes (the “Holders”) to modify the terms and conditions of the original note.  Under the Waiver, Holders waived their right to full-ratchet, anti-dilution protection as to strategic investors only for a period of 18 months from the date of the Waiver and permanently waived participation in future financings in consideration of a new conversion rate of $0.78 per common share and four equal quarterly cash installment payments from the Company of $250,000 each, beginning on January 2009.  Since this was an extinguishment of the existing contract, the Company accounted for beneficial conversion feature of $230,769 which is being amortized over the remaining life of the contract.  As of the quarter ended September 30, 2009, the amount of beneficial conversion feature amortized was $63,582 and the unamortized portion was $167,187. The Company accrued $1,000,000 under the Waiver as loss on extinguishment of debt in the fiscal year ended June 30, 2009.

The Convertible Notes entered into by and between the Company and the Holders includes certain conditions.  Specifically, the Convertible Notes do not permit interest to be paid in shares of common stock if, at the time the interest is due the Equity Conditions, as defined therein, are not met, or there has been an Event of Default.  In such instances, the Company must make cash interest payments.  So long as the principal is due, the Company may not, without prior approval of 75% of the Holders, incur indebtedness senior to the Holders.  A failure to follow this covenant would result in an Event of Default.  If an Event of Default occurs and is continuing with respect to any of the Notes, the Holder may declare all of the then outstanding Principal amount of this note and all other notes held by the Holder, including any interest due thereon, to be due and payable immediately.  In the event of such acceleration, the Notes held by the Holder (plus all accrued and unpaid interest, if any) and (2) the product of (A) the highest closing price for the five (5) trading days immediately preceding the Holder’s acceleration and (B) the Conversion Ratio.  In either case, the Company shall pay interest on such amount in cash at the Default Rate to the Holder if such amount is not paid within 7 days of the Holder’s request.  The remedies under this Note shall be cumulative.  Failure to comply with the terms of the Note, the Purchase Agreement and the Investor Rights Agreement may result in an Event of Default hereunder.  These notes carry anti-dilution clause and due to issuance of $2,000,000 notes at a conversion price of $0.63 in August 2009, the conversion price of these notes was also adjusted downwards to $0.63 resulting in arising of an additional beneficial conversion feature of $715,518. As on September 30, 2009, total amount amortized for these notes was $75,086.

On August 14, 2009, one of the Holders of the Convertible Notes elected, pursuant to the terms therein to convert $200,000 worth of principal value of the notes into 317,460 shares of common stock.  This conversion reduced the total principal of the Convertible Notes to $5,800,000.  On October 12, 2009, three of the Holders of the Convertible Notes elected, pursuant to the terms therein to convert principal and interest due thereon into a total of 809,393 shares of common stock.  This conversion reduced the total principal of the Convertible Notes to $5,300,000.

On August 11, 2009, the Company entered into Convertible Notes with a principal value of $2,000,000, bearing interest at 9% per annum and convertible in one year at an initial conversion price of $0.63 per share (the “2009 Convertible Notes”).  The Convertible Notes are with the same two accredited investors who were the remaining Series A 7% Cumulative Convertible Preferred Stockholders.  The proceeds of the 2009 Convertible Notes were used exclusively for the  redemption of the Series A 7% Cumulative Convertible Preferred Stockholders. The company accounted for beneficial conversion feature of $1,428,571 which will be amortized over the life of the contract. As on September 30, 2009, total amount amortized for these notes was $199,609. Both of these convertible notes are recorded as net of unamortized beneficial conversion feature of $2,036,582 at September 30, 2009.

During the quarter ended September 30, 2009, interest was accrued in the amount of $158,064 on these Convertible Notes and the amount of $25,500 on the 2009 Convertible Notes.

NOTE 14 - STOCKHOLDERS’ EQUITY:

EQUITY TRANSACTIONS

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 12) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock.  The preferred shares are valued at $1,000 per share or $5,500,000.  The preferred shares are convertible into common stock at a rate of $1.65 per common share.  The total shares of common stock that can be issued under these Series A Preferred Stock is 3,333,333.  On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective.  As of June 30, 2008 a total of 3,580 of the preferred shares had been converted into 2,169,694 shares of the Company’s common stock.  On August 18, 2009, the Company redeemed all outstanding shares of Preferred Stock (1,920 shares) of the Series A 7% Cumulative Convertible Preferred Stock. As of September 30, 2009, there were no shares of preferred stock outstanding.

PRIVATE PLACEMENTS

From April to July 11, 2009, the Company sold a total of 5,309,929 shares to unrelated employees under the Employee Stock Purchase Agreement approved by the Board on April 9, 2009. Pursuant to the terms of the Stock Purchase Agreement, only unregistered shares of stock were sold at a discount from the market price as of the board approval date of $0.20 per share.  The agreements were subsequently amended to adjust the issue price at the closing bid price on the date before the agreement is fully executed with each employee. To accomplish this, the employees who had already purchased the shares were given the option to either adjust the consideration by decreasing the number of shares purchased to match the adjusted issue price, or by paying more money.  As a result of the adjustment a total of $1,866,100 would be due based on the shareholders elected adjustment.

OPTIONS AND WARRANTS EXERCISED

During the quarter ended September 30, 2009, the Company issued 123,000 shares of its common stock against the exercise of options in previous quarters valued at $52,360. No options were exercised in this quarter.

During the quarter ended September 30, 2009, the Company did not issue any shares of its common stock for the exercise of warrants.

SERVICES, ACCRUED EXPENSES, AND PAYABLES

In July 2009, a total of 20,000 shares of restricted common stock were issued for services rendered to the independent members of the Board of Directors as part of their board compensation.  The issuances were approved by both the compensation committee and the board of directors.  These shares were issued in reliance on exemptions from registration available under Regulation S and D of the Securities Act of 1933, as amended.

In August 2009, one of the holders of our $6 million convertible note converted $200,000 worth of principal from the note into 317,460 shares of common stock all according to the terms of the original note.

In August 2009, a total of 361,931 shares of restricted common stock were issued to 3 consultants in exchange for services to the Company. These shares were valued at the fair market value of $162,419, pursuant to ASC 505-50."

In August 2009, two employees were issued 12,500 shares each as required according to the terms of their employment agreements.  An additional 25,000 shares of restricted common stock was issued to another employee as part of his employment agreement with the Company.  Each employee is an accredited investor.    These shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

The balance at June 30, 2009 was $808,870. During the quarter ended September 30, 2009, $158,906 was collected and $1,866,100 of new receivables were issued.  The balance at September 30, 2009 was $2,516,063.

TREASURY STOCK

On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  During the year ended June 30, 2008, the Company had repurchased a total of 13,600 shares on the open market valued at $25,486.  The balance as of June 30, 2008 was $35,681.  In September 2008, the stock repurchase plan was extended an additional 6 months.  During the year ended June 30, 2009, the Company purchased an additional 208,900 shares on the open market valued at $360,328.  The balance as of June 30, 2009 and September 30, 2009 was $396,008.  The stock repurchase plan expired on March 24, 2009.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

Common stock purchase options and warrants consisted of the following as of September 30, 2009:

			Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, June 30, 2008	6,072,425	$0.75 to $5.00	$1,717,608
Granted	2,351,500	$0.30 to $1.65
Exercised	(717,008)	$0.30 to $2.50
Expired	-
Outstanding and exercisable, June 30, 2009	7,706,917	$0.30 to $5.00	$-
Granted	-
Exercised	-
Expired	-
Outstanding and exercisable, September 30, 2009	7,706,917	$0.30 to $5.00	$558,718

Warrants:
Outstanding and exercisable, June 30, 2008	1,992,314	$1.65 to $3.70	$1,206,095
Granted	-
Exercised	(51,515)	$1.93
Expired	(163,182)	$2.20 to $3.30
Outstanding and exercisable, June 30, 2009	1,777,617	$1.65 to $3.70	$-
Granted	1,226,552	$0.63
Exercised	-
Expired	(288,980)	$3.30
Outstanding and exercisable, September 30, 2009	2,715,189	$0.63 to $3.70	$654,167

Following is a summary of the status of options and warrants outstanding at September 30, 2009:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
$0.01 - $0.99	1,806,000	9.22	0.65
$1.00 - $1.99	2,045,917	5.82	1.88
$2.00 - $2.99	3,055,000	5.53	2.69
$3.00 - $5.00	800,000	4.55	4.24

Totals	7,706,917	6.37	2.16

WARRANTS:
$1.00 - $1.99	2,702,689	2.56	0.94
$3.00 - $5.00	12,500	2.00	3.70

Totals	2,715,189	2.56	0.96

Options:

During the quarter ended September 30, 2008, the Company granted 100,000 options to an employee with an exercise price of $1.65 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $89,700 in compensation expense for these options in quarter ended September 30, 2008.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.0%
Expected life	0.25 years
Expected volatility	106%

Warrants:

Due to anti-dilutive and  fully ratchet clauses, the company had to adjust warrant exercise price of two of the warrant holders resulting in increase in their number of warrants by 1,226,552 during the quarter ended September 30, 2009

 NOTE 15 – SEGMENT AND GEOGRAPHIC AREAS

The Company has identified three global regions or segments for its products and services; North America, Europe, and Asia-Pacific.  Our reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location.  We account for intracompany sales and expenses as if the sales or expenses were to third parties and eliminate them in the consolidation.  The following table presents a summary of operating information and certain balance sheet information for the three months ended September 30:

	2009	2008
Revenues from unaffiliated customers:
North America	$1,723,954	$1,552,709
Europe	929,794	1,637,106
Asia - Pacific	4,968,325	6,111,152
Consolidated	$7,622,073	$9,300,967

Operating income (loss):
Corporate headquarters	$(1,185,258)	$(1,029,851)
North America	314,244	33,973
Europe	(153,291)	79,482
Asia - Pacific	2,170,491	2,044,834
Consolidated	$1,146,186	$1,128,438

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,731,335)	$(1,235,346)
North America	277,087	24,808
Europe	(167,380)	62,155
Asia - Pacific	2,466,686	3,834,986
Consolidated	$845,058	$2,686,603

Identifiable assets:
Corporate headquarters	$17,597,076	$20,668,792
North America	2,969,145	3,200,402
Europe	3,373,229	6,267,986
Asia - Pacific	40,077,357	38,145,734
Consolidated	$64,016,807	$68,282,914

Depreciation and amortization:
Corporate headquarters	$355,016	$350,598
North America	135,198	92,891
Europe	152,590	187,322
Asia - Pacific	368,062	400,722
Consolidated	$1,010,866	$1,031,533

Capital expenditures:
Corporate headquarters	$-	$1,019
North America	6,168	4,867
Europe	7,428	54,172
Asia - Pacific	81,564	870,000
Consolidated	$95,160	$930,058

Net revenues by our various products and services provided are as follows:

	For the Three Months
	Ended September 30,
	2009	2008
Licensing Fees	$2,551,593	$2,529,808
Maintenance Fees	1,807,716	1,593,734
Services	3,262,764	5,177,425
Total	$7,622,073	$9,300,967

NOTE 16 – NON-CONTROLLING INTEREST

The Company had non-controlling interests in several of its subsidiaries.  The balance of the minority interest consists of the following:

SUBSIDIARY	MIN INT BALANCE AT 9/30/09	MIN INT BALANCE AT 6/30/09

PK Tech	$5,836,063	$5,128,185
NetSol-Innovation	1,282,431	1,235,805
Connect	11,604	19,320

Total	$7,130,098	$6,383,310

NetSol PK

In August 2005, the Company’s wholly-owned subsidiary, NetSol Technologies (Pvt), Ltd. (“NetSol PK”) became listed on the Karachi Stock Exchange in Pakistan.  The Initial Public Offering (“IPO”) sold 9,982,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 28.13%.  During the quarter ended September 30, 2007, the Company was notified by an affiliate party that they had sold their shares; therefore, the adjusted minority ownership was increased to 37.21%.  Net proceeds of the IPO were $4,890,224.  As a result of the IPO, the Company is required to show the non-controlling interest of the subsidiary on the accompanying consolidated financial statements.

For the quarters ended September 30, 2009 and 2008, the subsidiary had net income of $2,256,687 and $3,252,708, of which $1,013,729 and $1,359,239, respectively, was recorded against the non-controlling interest.  The balance of the non-controlling interest at September 30, 2009 was $5,836,063.

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

In February 2008, the Company sold 948,100 shares of its ownership in NetSol PK on the open market with a value of $1,765,615.   A net gain of $1,240,808 was recorded as “Other Income” on these consolidated financial statements.  As a result of the sale, the Company’s ownership in the subsidiary decreased from 62.79% to 58.68% and the non-controlling interest percentage increased to 41.32%.

In April, 2009, NetSol PK issued 6,223,209 ordinary shares to the company against settlement of loan amounting to $1,879,672 provided by the company.

In May/ June 2009, the Company sold 3,132,255 shares of its ownership in NetSol PK in the open market with a value of $558,536. A net gain of $351,522 was recorded as “Other Income” on these consolidated financial statements.  As a result of the sale, the Company’s ownership in the subsidiary decreased from 58.68% to 57.96% and the non-controlling interest percentage increased to 42.04%.

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

For the quarters ended September 30, 2009 and 2008, the subsidiary had net income of $254,886 and $628,470, of which $104,493 & $276,511 respectively was recorded against non-controlling interest. The balance of the non-controlling interest at September 30, 2009 was $1,282,431.

On September 26, 2007, the subsidiary’s board of directors authorized a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522.  Of this amount, the Company received 50,520,000 pkr or approximately $834,349 which has been invested in NetSol PK.  The net value to the minority holders was approximately $817,173 and was reflected on the consolidated financial statements. In October 2008, the subsidiary declared a cash dividend of 67,446,500 Pakistan Rupees (“pkr”) or approximately $874,817. Of this amount, the Company was due 34,073,972 pkr or approximately $441,958. The dividend was paid during the quarter ended December 31, 2008.  The amount attributable to the minority holders was approximately $432,859 and was reflected in the accompanying consolidated financial statements.

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

For the quarter ended September 30, 2009 and 2008, the subsidiary had net loss of $18,532 and $12,003, respectively, of which $9,247 and $5,989 respectively, was recorded against the non-controlling interest.  The balance of the non-controlling interest at September 30, 2009 was $11,604.

NOTE 17 - SUBSEQUENT EVENTS

There were 25,000 shares issued to former employee, Mitch Van Wye, on October 9, 2009, as part of his compensation package.

A total of 809,393 shares were issued to the Holders of the 2008 Convertible Note as part of their conversion of principal and interest on or about October 13, 2009.

Two employees exercised options to purchase 125,000 shares each, for a total of 250,000 shares pursuant to the terms of their option agreements.  The shares were issued on or about November 4, 2009.

Item 2.        Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2009.

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

Founded in 1996, NetSol is headquartered in Calabasas, California. NetSol also has operations and/or offices in: Horsham, United Kingdom; Alameda, California, USA; Beijing, China; Lahore, Islamabad and Karachi, Pakistan; and, Bangkok, Thailand.

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

In addition to services, our product offerings are fashioned to provide a Best Product for Best Solution model.  Our offerings include our flagship global solution, NetSol Financial Suite (NFS)™. NFS™, a robust suite of five software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle.  NFS™ is a result of more than eight years of effort resulting in over 60 modules grouped in five comprehensive applications. These five applications are complete systems in themselves and can be used independently to exhaustively address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.  NetSol recently added LeaseSoft Fleet Management System (FMS) and a Point of Sale (POS) system.  The Company is expanding NFS™ from an asset based solution to also include a comprehensive lending based solution.  Management believes this will open up a broader and more lucrative global market opportunity to the Company.

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

The Company continues its efforts to both reduce redundancy and cohesively present services and product operations on a global basis. This consolidation enables the Company to coordinate and streamline product, service and marketing while taking further advantage of the cost arbitrage offered by our highly trained, highly productive, Pakistani resources.  This consolidation follows the successful integration of the operations acquired in the United Kingdom and the San Francisco Bay Area in California and facilitates the use of these regional offices as platforms for presenting an expanding services offering, relying on the experience and resources in Pakistan and our product offerings in North America and Europe.

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

PLAN OF OPERATIONS

Management undertook major steps to counter the deep effect of global recession, such as:
o	Reduced headcount by 140 employees in all three key locations in Pakistan, the United Kingdom and the US. The Company’s total headcount is now approximately 720 people.

o	Senior management compensation, benefits and perquisites were reduced by an average of 20% across the Company.

o
Earlier in Fiscal year 2009, the senior management voluntarily forfeited approximately $400,000 of earned cash bonuses. In addition, senior officers agreed to the cancellation of option grants awarded by the Board in 2008 to further reduce expense.

o
In fiscal 2009, the Company restructured the corporate finance team at the headquarters by promoting Mr. Boo-Ali Siddiqui, CFO of NetSol Technologies, Ltd., Pakistan (5 year veteran with NetSol), to global CFO for NetSol Technologies, Inc. In addition, the parent company added an experienced controller to support the newly appointed CFO, while each subsidiary now has a stronger accounting staff in place.

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

o
Revamped sales organization from several departments into one group. The newly created global sales organization under one president of global sales, centrally headquartered in the UK, provides much improved visibility and traction in all key markets worldwide. In addition to achieving critical mass and visibility, regional sales heads have been created to directly report to President Group Sales.

o
In wake of the severe recession, the global operating headquarters in Emeryville, California has been moved to a smaller, more appropriate space.  Management continues to work to negotiate with the former landlord to settle the early termination of the long term lease.  A move to new office space in, beginning in November 2009, will save substantial rent expense. The Company believes that upon reaching a form of settlement with the landlord of the Emeryville location, we will be able to realize further cost rationalization on the long term basis.

o
The Company appointed Mr. Imran Haider as the new Chief Operating Officer for NTNA replacing the outgoing Mitch Van Wye. The new COO brings broad experience and extensive product knowledge as a 7 year veteran with the NetSol APAC region.

o
While some marketing and new project activities were slowed down due to the poor economy, the Company’s new product research and development activities have increased. Management’s vision is that a one product, global solution, will place NetSol in the next level of critical mass solutions providers.

Business Development Activities:

•
Earlier in 2009, NetSol signed a joint venture agreement with a major Saudi Arabian business conglomerate representing a major break-through for the Company.  The joint venture is a relationship between NetSol Technologies, Inc. and the Atheeb Group of the Kingdom of Saudi Arabia (“KSA”). NetSol owns 51% and Atheeb owns 49% of the newly created Atheeb NetSol, Ltd. to be based in Riyadh, Saudi Arabia. Atheeb has been in operation since 1985 and has major businesses in defense, public works, telecom, financial, transportation and agriculture. By partnering with Atheeb through a joint venture, NetSol gains access to not only major local projects in key sectors but also to regional economies in the Gulf states, Central Asia and Africa. The influence and reputation of Atheeb in the KSA and regional markets is compelling, and NetSol expects to benefit handsomely in coming years. The joint venture will fully utilize NetSol PK’s Lahore based center of excellence, CMMi Level 5 technology campus. The first IT project was awarded to NetSol by Atheeb Group pending finalization of the formation of Atheeb NetSol Limited (ANL).

•
NetSol has formed a joint venture with Grupo Karims, a major commercial business group in Latin America. The objective is to diversify and expand NetSol software programming and delivery capabilities in emerging economies of Latin America.

•
The acquisition of Ciena Solutions for SAP services, has been effectively integrated with NetSol’s operation. Our new SAP services and offerings are being marketed to our existing US based clients and new markets to establish a key new vertical.   The US clients list includes a major energy utility company in California. Additionally, we believe a majority of NetSol global clients could benefit from SAP services and solutions. The Company is beta testing its product, SMART OCI™, a search engine to expand its SAP product portfolio. The practice was recently awarded SAP PartnerEdge status as an SAP services partner.

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

•
NetSol’s recent successes in China is proof of managements anticipation of major growth in the Chinese market as China continues to have the strongest economic indicators amongst the major industrial countries. China is the third largest economic power and its auto and banking sectors are growing at a dynamic pace, unlike the western markets. The small presence of NetSol in Beijing, China has started to grow to nearly 20 staff with hiring of both local and multi-national personnel. Our current five multi-national customers in China have begun to expand their relationship with NetSol. We recently signed new deals with a multinational auto companies and with Minsheng Bank, one of the largest in China.   Management anticipates that the NFS™ products will demonstrate a noted break through with Chinese companies in coming months. While we are witnessing a surge for NFS™ the pipeline is growing very impressively with more than 9 major customers now.

NetSol has further expanded its footprint in South East Asia by growing its office and staff in the Bangkok office. Due to the growing demand of NFS™ in the region, the Company has initiated steps towards establishing a new entity in Thailand to specifically cater to these growing opportunities in Thailand and the region.

•
After a slump in sales in UK and European markets, NTE recently won new contracts in the United Kingdom and the Netherlands. Although the NTE UK team has been effectively scaled down, we still see noticeable improvements as existing and new clients are indicating a wish to acquire our solutions

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

Investor Relations efforts will include:

•
Initiated series of investor relations campaigns by attending several investor conferences including Rodman & Renshaw’s annual conference in September 2009 and the Bourse Dubai Investment Conference in fall 2009.

•	Reaching out to new small cap funds, sell side analysts and institutions. Continue aggressively in various investors conferences to attract new institutional investors.
•	Injecting new capital into NTI by timely monetizing NetSol PK, while maintaining majority holding.
•	Seeking the participation of strategic value added business partners, such as joint venture partners, to invest in the Company and support their long term relationship with the Company.
•	Creating value propositions for strategic ownership by joint venture partners in the Middle East and China.

Improving the Bottom Line:

•	Further improve daily service and rate of delivery.
•	Carefully enhance pricing of NetSol solutions offerings worldwide.
•	Continue consolidation and reevaluating operating margins as an ongoing activity.
•	Streamline further cost of goods sold to improve gross margins to historical levels over 50%, as sales ramp up.
•	Generate higher revenues per employee, enhance productivity and lower cost per employee.
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale.
•	Grow process automation and leverage the best practices of CMMi level 5. Global delivery concept and integration will further improve both gross and net margins.
•	Scale back a few marketing plans until the US economy begins to show a steady sign of recovery.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Reduced General and Administrative expense and expenses of marketing programs.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect.  Key projects are being delivered on time and on budget and, quality initiatives are succeeding, especially in maturing internal processes.

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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	The global recession and consolidations have opened doors for low cost solution providers such as NetSol. The BestShoring® model of NetSol is a catalyst in today’s environment.

•	The global economic pressures and recession has shifted IT processes and technology to utilize both offshore and onshore solutions providers, to control the costs and improve ROIs.

•	China has become the third largest economy and has grown to over 8% GDP while other industrial nations have declined or grown marginally.

•	China’s automobile and banking sectors have been unaffected by the global meltdown and in fact have outgrown all other economies with their recent automobile sales statistics.

•	The surviving IT companies, such as NetSol, with price advantage and a global presence, will gain further momentum as economic indicators turn positive. The bigger customers and targeted verticals are much more cost conscious and are seeking a better rate of return on investments in IT services. NetSol has an edge due to its BestShoring® model and proven track record of delivery and implementations worldwide.

•	NetSol survived the most challenging economic times in 2008-2009 because of its product demands and dependency of customers. The Company has never lost a product or a license customer.

•	There has been a noticeable new demand of leasing and financing solutions as a result of new buying habits and patterns in the Middle East, Eastern Europe and Central America.

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

•
US AID and many other western agencies are diligently assisting the Pakistani people to improve literacy, education, poverty alleviation and healthcare programs. These initiatives should result in more graduates in science and technology areas.

•	Global opportunities to diversify delivery capabilities in new emerging economies that offer geopolitical stability and low cost IT resources reducing dependency upon Lahore technology campus.

•
NetSol has transformed into a true sense global IT company. In addition to Lahore Center of Excellence, there are three regional delivery and support centers to minimize the dependency on Lahore technology campus. Presently the locations in the San Francisco Bay Area. London and Beijing are well staffed and equipped to support the regional clients most effectively.

•	Positive growth and resiliency indicators of domestic economy in Pakistan (a cash based economy) will lead to renewed optimism for growth in local public and private sectors.

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

Negative Trends/Risk Factors:

•	Dramatic and deep global recession has created a serious decline in business spending causing significant budget cuts for many of the Company’s target verticals.

•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems squeezing IT budgets and elongating decision making cycles.

•	Corporate earnings losses and liquidity crunch causing delays in the receivables from few clients.

•	Challenged US auto sectors, banking and retail sectors, thus resulting in longer sales and closing cycles.

•	Anticipated worsening US deficit and rise in inflation in coming years would further put stress on consumers and business spending.

•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

•	Pakistan’s struggle with militants and extremists creates uncertainty about the country’s stability.

CASH RESOURCES

We were successful in improving our cash position by the end of our fiscal year, June 30, 2009, with $4.4 million in cash worldwide. As of September 30, 2009, our cash position was $4 million worldwide.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2009 as compared to the Quarter Ended September 30, 2008:

Net revenues and income for the quarter ended September 30, 2009 and 2008 are broken out among the subsidiaries as follows:

	2009			2008
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$(1,731,335)	$-	0.00%	$(1,235,346)

North America:
Netsol Tech NA	1,723,954	22.62%	277,087	1,552,709	16.69%	24,808
	1,723,954	22.62%	277,087	1,552,709	16.69%	24,808

Europe:
Netsol UK	-	0.00%	(95,635)	-	0.00%	(124,894)
Netsol Tech Europe	929,794	12.20%	(71,745)	1,637,106	17.60%	187,049
	929,794	12.20%	(167,380)	1,637,106	17.60%	62,155

Asia-Pacific:
Netsol Tech (PK)	4,142,954	54.35%	2,256,687	4,666,795	50.18%	3,252,708
Netsol-Innovation	654,317	8.58%	254,886	1,226,342	13.19%	628,470
Netsol Connect	154,330	2.02%	(18,532)	194,340	2.09%	(12,003)
Netsol-Omni	-	0.00%	-	-	0.00%	-
Netsol-Abraxas Australia	16,724	0.22%	(26,355)	23,675	0.25%	(34,189)
	4,968,325	65.18%	2,466,686	6,111,152	65.70%	3,834,986

Total Net Revenues	$7,622,073	100.00%	$845,058	$9,300,967	100.00%	$2,686,603

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended September 30, 2009 and 2008 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2009		2008

		%		%
Net Revenues:
License fees	$2,551,593	33.48%	$2,529,808	27.20%
Maintenance fees	1,807,716	23.72%	1,593,734	17.14%
Services	3,262,764	42.81%	5,177,425	55.67%
Total revenues	7,622,073	100.00%	9,300,967	100.00%
Cost of revenues:
Salaries and consultants	2,013,753	26.42%	2,640,713	28.39%
Travel	60,200	0.79%	485,936	5.22%
Repairs and maintenance	67,611	0.89%	106,665	1.15%
Insurance	36,679	0.48%	32,839	0.35%
Depreciation and amortization	498,504	6.54%	551,325	5.93%
Other	882,338	11.58%	751,068	8.08%
Total cost of revenues	3,559,085	46.69%	4,568,546	49.12%
Gross profit	4,062,988	53.31%	4,732,421	50.88%
Operating expenses:
Selling and marketing	493,629	6.48%	969,518	10.42%
Depreciation and amortization	512,362	6.72%	480,208	5.16%
Salaries and wages	714,899	9.38%	979,254	10.53%
Professional services, including non-cash compensation	96,106	1.26%	306,886	3.30%
General and adminstrative	1,099,806	14.43%	868,117	9.33%
Total operating expenses	2,916,802	38.27%	3,603,983	38.75%
Income from operations	1,146,186	15.04%	1,128,438	12.13%
Other income and (expenses)
Loss on sale of assets	18	0.00%	(165,738)	-1.78%
Interest expense	(468,615)	-6.15%	(203,892)	-2.19%
Interest income	47,352	0.62%	27,941	0.30%
Gain on foreign currency exchange rates	383,825	5.04%	2,007,882	21.59%
Fair market value of options issued	-	0.00%	(117,300)	-1.26%
Other income	(258,691)	-3.39%	16,454	0.18%
Total other income (expenses)	(296,111)	-3.88%	1,565,347	16.83%
Net income before minority interest in subsidiary	850,075	11.15%	2,693,785	28.96%
Non-controlling interest in subsidiary	(1,108,975)	-14.55%	(1,629,761)	-17.52%
Income taxes	(5,017)	-0.07%	(7,182)	-0.08%
Net income (loss)	(263,917)	-3.46%	1,056,842	11.36%
Dividend required for preferred stockholders	-	0.00%	(33,876)	-0.36%
Net income (loss) applicable to common shareholders	(263,917)	-3.46%	1,022,966	11.00%

Net revenues for the quarter ended September 30, 2009 were $7,622,073 as compared to $9,300,967 for the quarter ended September 30, 2008.   This reflects a decrease of $1,678,894 or 18% in the current quarter as compared to the quarter ended September 30, 2008.  Revenue from services, which includes consulting and implementation, decreased from $5,177,425 to $3,262,764.  License revenues grew marginally by 1% over the comparable quarter in fiscal 2009. The decrease is attributable mostly to the impact of global recession and financial meltdown which the company is also facing.

Due to the revision in our pricing policy, NetSol Financial Suite (formerly known as LeaseSoft) license value in APAC is in the range of $1.0 to $1.5 million, without factoring in services maintenance and implementation fees.  Normally, NetSol negotiates 18-20% yearly maintenance contracts with customers.  A number of large leasing companies will be looking to renew legacy applications.  This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies.

The gross profit was $4,062,988 in the quarter ending September 30, 2009 as compared with $4,732,421 for the same quarter of the previous year for a decrease of 14% or $669,433.  The gross profit percentage for the quarter increased approximately 2% to 53% from 51% in the quarter ended September 30, 2008.  The cost of sales was $3,559,085 in the current quarter compared to $4,568,546 in the comparable quarter of fiscal 2009.  As a percentage of sales it decreased 2% from 49% for the quarter ended September 30, 2008 to 47% in the current quarter.  Salaries and consultant fees decreased by $626,960 from $2,640,713 in the prior comparable quarter to $2,013,753. As a percentage of sales, it decreased by 2% from 28% in the prior comparable quarter to 26% in the current quarter.  The gross profit margin is expected to continue to improve as a result of management’s efforts for globalization of delivery of products using the BestShoring® model.

Operating expenses were $2,916,802 for the quarter ending September 30, 2009 as compared to $3,603,983, for the corresponding period last year for a decrease of 19% or $687,181.  As a percentage of sales it marginally decreased by 1% from 39% to 38%.  Depreciation and amortization expense amounted to $512,362 and $480,208 for the quarter ended September 30, 2009 and 2008, respectively.  Combined salaries and wage costs were $714,899 and $979,254 for the comparable periods, respectively, or an impressive decrease of $264,355 from the corresponding period last year.  As a percentage of sales, these costs reduced from 10.53% to 9.38%.  General and administrative expenses were $1,099,806 and $868,117 for the quarters ended September 30, 2009 and 2008, respectively, an increase of $231,689 or 27%.  As a percentage of sales, these expenses were 14% in the current quarter compared to 9% in the comparable quarter. The increase is mainly attributable due to amortization of some non-cash expense on grant of options.

Selling and marketing expenses were $493,629 and $969,518, in the quarter ended September 30, 2009 and 2008, respectively.  Professional services expense decreased 69% to $96,106 in the quarter ended September 30, 2009, from $306,886 in the corresponding period last year.

Income from operations was $1,146,186 compared to $1,128,438 for the quarters ended September 30, 2009 and 2008, respectively. This represents an increase of $17,748 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 15% in the current quarter compared to 12% in the prior period.

Net loss was $263,917 compared to an income of $1,056,842 for the quarters ended September 30, 2009 and 2008, respectively.  This is a decrease of $$1,320,759 compared to the prior year.  The current fiscal quarter amount includes a net reduction of $1,108,975 compared to $1,629,761 in the prior period for the 49.9% minority interest in NetSol Connect and NetSol Innovation owned by other parties, and the 42.04/41.32% minority interest in NetSol PK.  Interest expense was $468,615 in the current quarter as compared to $203,892 in the comparable period.  Net loss per share, basic and diluted, was $0.008 as compared to income of $0.04 for the quarters ended September 30, 2009 and 2008.

The net EBITDA income was $1,220,581compared to $2,299,449 for the quarters ended September 30, 2009 and 2008, after amortization and depreciation charges of $1,010,866 and $1,031,533, income taxes of $5,017 and $7,182, and interest expense of $468,615 and $203,892, respectively.  The EBITDA earning per share, basic and diluted was $0.04 for the quarter ended September 30, 2009 and, basic and diluted, was $0.09 and $0.08 for the quarter ended September 30, 2008.  As a percentage of revenues EBITDA was 16% compared to 25% for the quarters ended September 30, 2009 and 2008, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $3,956,279 at September 30, 2009, compared to $9,778,690 at September 30, 2008.

Net cash provided by operating activities amounted to $692,312 for the quarter ended September 30, 2009, as compared to cash used in amounting to $2,038,376 for the comparable period last fiscal year.

Net cash used by investing activities amounted to $1,708,000 for the quarter ended September 30, 2009, as compared to $2,720,757 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $95,160 compared to $930,058 for the comparable period last fiscal year. The purchase of treasury shares used $285,328 in the corresponding previous year’s quarter with $0 in the current period.  The increase in intangible assets which represents amounts capitalized for the development of new products was $1,612,840 and $689,544 for the comparable periods.

Net cash provided by financing activities amounted to $643,057 and $8,249,133 for the quarters ended September 30, 2009, and 2008, respectively. The Company sold $158,906 as compared to $150,000 of common stock.  The quarter ended September 30, 2009 included the cash inflow of $Nil from the exercising of stock options and warrants compared to $520,569 in quarter ended September 30, 2008.  In the current fiscal period, the Company had net proceeds on bank loans, loans and capital leases of $445,891as compared to net proceeds of $1,828,564 in the comparable period last year.

The Company does not anticipate plans to pursue new financing in the upcoming quarter.   We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans.  Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $5.0 to $7.0 million for US, European and UAE, new business development activities and infrastructure enhancements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

None

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (September 30, 2009).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II         OTHER INFORMATION

Item 1.  Legal Proceedings

Due to severe cuts in the Company’s Northern California subsidiary, NetSol Technologies North America, the Company determined it was in its best interests to terminate its contract for office space rental in that location.  Therefore, after much negotiation with the landlord, the landlord served a notice to pay or quit on NTNA whereby NTNA promptly returned the premises to the landlord.  NetSol has not been served with a lawsuit as of yet.

Consequently, because NTNA is not in need of such a large office space, it is currently renegotiating with two of its equipment lessors of furniture and equipment to return the furniture and equipment or repay the remaining debt.  As of this time, there have been no lawsuits filed in connection with these lease discussions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2009, the Company issued a total of 2,289,378 shares of restricted common stock to accredited employees and consultants of the Company.  The issuance was adjusted to the market price on the date preceding each investor’s agreement.  The issuances were part of the employee/consultant raise conduced from May to July 2009. These shares were issued in reliance on an exemption from registration available under Regulation D and Regulation S of the Securities Act of 1933, as amended.

In July 2009, a total of 20,000 shares of restricted common stock were issued for services rendered to the independent members of the Board of Directors as part of their board compensation.  The issuances were approved by both the compensation committee and the board of directors in May 2008.  .  These shares were issued in reliance on exemptions from registration available under Regulation S and D of the Securities Act of 1933, as amended.

In August 2009, one of the holders of our $6 million convertible note converted $200,000 worth of principal from the note into 317,460 shares of common stock all according to the terms of the original note.

In August 2009, a total of 361,931 shares were of restricted common stock were issued to 3 consultants in exchange for non-financial services rendered to the Company.  All consultants are accredited investors.  Shares were issued based on the market value of the shares and the dollar value of the services rendered.  These shares were issued in reliance on exemptions from registration under Regulation S and D of the Securities Act of 1933, as amended.

In August 2009, two employees were issued 12,500 shares each as required according to the terms of their employment agreements.  An additional 25,000 shares of restricted common stock was issued to another employee as part of his employment agreement with the Company.  Each employee is an accredited investor.    These shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

During the quarter ended September 30, 2009, the Company issued 123,000 shares of its common stock against the exercise of options in previous quarters valued at $52,360.

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

NETSOL TECHNOLOGIES, INC.

Date: November 12, 2009	/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Executive Officer

Date: November 12, 2009	/s/Boo-Ali Siddiqui

BOO-ALI SIDDIQUI
Chief Financial Officer