Form 10-Q
period 2009-12-31
NETSOL TECHNOLOGIES INC
filed 2010-02-11
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                For the quarterly period ended December 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.
Yes    ☒          No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

The issuer had 35,436,277 shares of its $.001 par value Common Stock and  NIL shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of February 5, 2010.

Transitional Small Business Disclosure Format (check one)

Yes  ☐ No   ☒

NETSOL TECHNOLOGIES, INC.

INDEX

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS- UNAUDITED
	As of December 31, 2009	As of June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,211,674	$4,403,762
Restricted Cash	5,000,000	5,000,000
Accounts receivable, net of allowance for doubtful accounts	11,085,142	11,394,844
Revenues in excess of billings	7,803,936	5,686,277
Other current assets	1,974,048	2,307,246
Total current assets	31,074,801	28,792,129
Property and equipment, net of accumulated depreciation	9,063,503	9,186,163
Other assets, long-term	-	204,823
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	15,679,647	13,802,607
Customer lists, net	961,401	1,344,019
Goodwill	9,439,285	9,439,285
Total intangibles	26,080,334	24,585,911
Total assets	$66,218,638	$62,769,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,244,176	$5,106,266
Current portion of loans and obligations under capitalized leases	6,564,633	6,207,830
Other payables - acquisitions	103,226	103,226
Unearned revenues	3,153,926	3,473,228
Dividend to preferred stockholders payable	-	44,409
Loans payable, bank	2,386,549	2,458,757
Convertible notes payable, current portion	1,131,115	-
Total current liabilities	18,583,625	17,393,716
Obligations under capitalized leases, less current maturities	878,586	1,090,901
Convertible notes payable, less current maturities	4,227,517	5,809,508
Long term loans; less current maturities	969,536	1,113,832
Lease abandonment liability; long term	1,076,347	-
Total liabilities	25,735,611	25,407,957
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; Nil; 1,920 issued and outstanding	-	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized; 35,436,777; 30,046,987 issued and outstanding	35,437	30,047
Additional paid-in-capital	84,702,035	78,198,523
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(41,940,459)	(41,253,152)
Stock subscription receivable	(2,347,930)	(842,619)
Common stock to be issued	88,325	220,365
Other comprehensive loss	(7,754,102)	(6,899,397)
Non-controlling interest	8,095,729	6,383,310
Total stockholders' equity	40,483,027	37,361,069
Total liabilities and stockholders' equity	$66,218,638	$62,769,026

See accompanying notes to these unaudited consolidated financial statements.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
Net Revenues:
License fees	$3,318,936	$647,979	$5,870,529	$3,177,787
Maintenance fees	1,780,336	1,513,293	3,588,053	3,107,027
Services	4,420,535	3,109,737	7,683,299	8,287,162
Total revenues	9,519,808	5,271,009	17,141,881	14,571,976
Cost of revenues:
Salaries and consultants	2,005,845	2,382,877	4,019,598	5,023,590
Travel	329,008	226,964	389,207	712,900
Repairs and maintenance	69,112	102,235	136,723	208,900
Insurance	36,030	59,073	72,709	91,912
Depreciation and amortization	573,267	532,429	1,071,772	1,083,754
Other	585,157	540,146	1,467,495	1,291,214
Total cost of revenues	3,598,418	3,843,724	7,157,503	8,412,270
Gross profit	5,921,390	1,427,285	9,984,378	6,159,706
Operating expenses:
Selling and marketing	526,751	880,846	1,020,381	1,850,364
Depreciation and amortization	418,023	494,834	930,384	975,042
Bad debt expense	212,840	648,470	212,840	648,470
Salaries and wages	743,970	944,520	1,468,665	1,923,774
Professional services, including non-cash compensation	210,795	312,940	306,901	619,826
Lease abandonment charges	1,076,347	-	1,076,347	-
General and adminstrative	1,042,172	962,711	2,132,183	1,830,828
Total operating expenses	4,230,898	4,244,321	7,147,701	7,848,304
Income (loss) from operations	1,690,492	(2,817,036)	2,836,677	(1,688,598)
Other income and (expenses)
Loss on sale of assets	(89,119)	(14,960)	(89,101)	(180,698)
Interest expense	(372,273)	(296,578)	(840,887)	(500,470)
Interest income	33,752	40,895	151,562	68,836
Gain (loss) on foreign currency exchange rates	(3,247)	(195,030)	380,577	1,812,852
FMV of options & warrants issued	-	117,300	-	-
Beneficial conversion feature	(595,215)	-	(893,214)	-
Other income (expense)	(50,825)	15,686	(81,975)	32,140
Total other income (expenses)	(1,076,927)	(332,687)	(1,373,038)	1,232,660
Net income (loss) before non-controlling interest in subsidiary	613,565	(3,149,723)	1,463,639	(455,938)
Non-controlling interest	(1,028,917)	(32,062)	(2,137,892)	(1,661,823)
Income taxes	(32,526)	(50,855)	(37,543)	(58,037)
Net loss	(447,878)	(3,232,640)	(711,795)	(2,175,798)
Dividend required for preferred stockholders	-	(33,876)	-	(67,752)
Net loss applicable to common shareholders	(447,878)	(3,266,516)	(711,795)	(2,243,550)
Other comprehensive income (loss):
Translation adjustment	(538,141)	(962,258)	(854,705)	(3,857,568)
Comprehensive loss	$(986,019)	$(4,228,774)	$(1,566,500)	$(6,101,118)

Net loss per share:
Basic	$(0.01)	$(0.12)	$(0.02)	$(0.08)
Diluted	$(0.01)	$(0.12)	$(0.02)	$(0.08)
Weighted average number of shares outstanding
Basic	34,447,142	26,525,259	33,041,760	26,416,217
Diluted	34,447,142	26,525,259	33,041,760	26,416,217

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months
	Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(711,795)	$(2,175,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,002,157	2,058,796
Loss on transaction of debt	19,582	-
Loss on sale of assets	89,101	180,698
Provision for bad debts	212,840	648,470
Non controlling interest in subsidiary	2,137,892	1,661,823
Stock issued for accrued interest on convertible notes	27,825	-
Stock issued for services	300,329	159,867
Fair market value of warrants and stock options granted	651,018	89,700
Beneficial conversion feature	893,214	-
Changes in operating assets and liabilities:
Increase/ decrease in accounts receivable	237,431	(3,563,977)
Increase/ decrease in other current assets	(1,632,327)	1,344,525
Increase/ decrease in accounts payable and accrued expenses	147,556	106,229
Net cash provided by operating activities	4,374,822	510,333
Cash flows from investing activities:
Purchases of property and equipment	(1,085,787)	(1,551,217)
Sales of property and equipment	227,773	40,900
Payments of acquisition payable	-	(742,989)
Purchase of treasury stock	-	(360,328)
Short-term investments held for sale	-	(105,040)
Increase in intangible assets	(3,118,094)	(3,023,777)
Net cash used in investing activities	(3,976,108)	(5,742,451)
Cash flows from financing activities:
Proceeds from sale of common stock	514,539	150,000
Proceeds from the exercise of stock options and warrants	33,750	520,569
Purchase of subsidary stock in Pakistan	-	(250,000)
Proceeds from convertible notes payable	2,000,000	5,849,306
Redemption of preferred stock	(1,920,000)	-
Restricted cash	-	(5,000,000)
Dividend Paid	(44,090)	-
Bank overdraft	(221,382)	130,436
Proceeds from bank loans	2,727,657	3,618,590
Payments on bank loans	(352,887)	(138,975)
Payments on capital lease obligations & loans - net	(2,183,189)	(259,048)
Net cash provided by financing activities	554,399	4,620,878
Effect of exchange rate changes in cash	(145,201)	(247,696)
Net increase (decrease) in cash and cash equivalents	807,912	(858,936)
Cash and cash equivalents, beginning of year	4,403,762	6,275,238
Cash and cash equivalents, end of year	$5,211,674	$5,416,302

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
	For the Six Months
	Ended December 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$357,400	$477,738
Taxes	$95,111	$4,800

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the payment of dividends to Preferred Shareholders	$-	$33,876
Bonus stock dividend issued by subsidiary to minority holders	$-	$615,549
Stock issued for the conversion of Notes Payable	$1,200,000	$-
Purchase of property and equipment under capital lease	$101,376	$1,260,710

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (ASC 815). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133, as amended (ASC 815); and, how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161(ASC 815) achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information. The adoption of SFAS 161 (ASC 815) did not impact the Company’s financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The adoption of this pronouncement did not impact the Company’s financial statements.

In May 2008, FASB issued SFASB No. 163 (ASC 944) “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The adoption of this pronouncement did not impact the Company’s financial statements.

EITF Issue No. 07-5(ASC 815) “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6(ASC 815), “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815). EITF 07-5(ASC 815) applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether to apply EITF 00-19(ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815). The guidance is applicable to existing instruments and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not impact the company’s financial statements.

On January 12, 2009, FASB issued FSP EITF 99-20-01 (ASC 325), “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20 (ASC 325), “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115 (ASC 320), “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of this pronouncement did not impact the Company’s financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

For the six months ended December 31, 2009	Net Loss	Shares	Per Share
Basic (loss) per share:	$(711,795)	33,041,760	$(0.02)
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities*
Stock options		-
Warrants		-
Diluted (loss) per share	$(711,795)	33,041,760	$(0.02)

For the six months ended December 31, 2008	Net Loss	Shares	Per Share
Basic (loss) per share:	$(2,243,550)	26,416,217	$(0.08)
Dividend to preferred shareholders	67,752
Net income available to common shareholders
Effect of dilutive securities*
Stock options		-
Warrants		-
Convertible Preferred Shares		-
Diluted (loss) per share	$(2,175,798)	26,416,217	$(0.08)

* As there is a loss, these securities are anti-dilutive.  The basic and diluted earnings per share is the same for the six months ended December 31, 2009 and 2008

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY

SFAS 130 (ASC 220) requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income.  The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, Omni, and EI use Pakistan Rupees; and Abraxas uses the Australian Dollar as the functional currencies.  NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. Dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.   Accumulated translation losses are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $7,754,102 and $6,899,397 as of December 31, 2009, and June 30, 2009, respectively. During the six months ended December 31, 2009 and 2008, comprehensive loss in the consolidated statements of operations included translation loss of $854,705 and 3,857,568, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of December 31	As of June 30
	2009	2009
	(Unaudited)

Prepaid Expenses	$392,787	$316,437
Advance Income Tax	363,348	262,703
Employee Advances	62,181	18,698
Security Deposits	121,118	173,095
Advance Rent	-	261,993
Tender Money Receivable	96,531	294,211
Other Receivables	625,676	527,959
Other Assets	312,408	452,150
Total	$1,974,048	$2,307,246

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:
	As of December 31	As of June 30
	2009	2009
	(Unaudited)

Office furniture and equipment	$1,013,699	$1,069,156
Computer equipment	6,899,810	6,975,575
Assets under capital leases	2,136,326	2,058,075
Building	2,374,714	2,446,564
Land	1,107,312	1,466,601
Capital work in progress	1,737,578	756,945
Autos	301,407	308,925
Improvements	166,788	170,973
Subtotal	15,737,636	15,252,814
Accumulated depreciation	(6,674,133)	(6,066,651)
	$9,063,503	$9,186,163

For the six months ended December 31, 2009 and 2008, fixed asset depreciation expense totaled $742,864 and $818,449, respectively.  Of these amounts, $520,981 and $554,223, respectively, are reflected as part of cost of goods sold.

NetSol PK has been enhancing its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs.  The balance in capital work-in-progress for December 31, 2009 and June 30, 2009, was $1,737,578 and $756,945, respectively. During the half year ended December 31, 2009, the Company has capitalized $62,909 in capital work in progress being the borrowing cost incurred on the project. The capital work in progress of  $1,737,578 consists of $807,876 against an advance for acquisition of land in NetSol PK.

Assets acquired under capital leases were $2,136,326 and $2,058,075 as of December 31, 2009 and June 30, 2009, respectively.  Accumulated amortization related to those leases was $622,603 and $443,992 for the six month periods ended December 31, 2009 and June 30, 2009, respectively.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, customer lists and goodwill.  The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Potential impairment of goodwill has been evaluated in accordance with SFAS No. 142 (ASC 350).

As part of intangible assets, the Company capitalizes certain computer software development costs in accordance with SFAS No. 86 (ASC 985), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established.  Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value.  Capitalization ceases when the product or enhancement is available for general release to customers.

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

Product licenses and customer lists were comprised of the following:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2008 - cost	$18,992,284	$5,451,094	$24,443,378
Additions	6,050,047	352,963	6,403,010
Effect of translation adjustment	(1,880,317)	-	(1,880,317)
Accumulated amortization	(9,359,407)	(4,460,038)	(13,819,445)
Net balance - June 30, 2009 (Audited)	$13,802,607	$1,344,019	$15,146,626

Intangible assets - June 30, 2009 - cost	$25,042,331	$5,804,057	$30,846,388
Additions	3,141,924	-	3,141,924
Effect of translation adjustment	(2,313,200)	-	(2,313,200)
Accumulated amortization	(10,191,408)	(4,842,656)	(15,034,064)
Net balance - December 31, 2009 (Un-audited)	$15,679,647	$961,401	$16,641,048

Amortization expense for:
Half year ended December 31, 2009	$876,674	$382,618	$1,259,292
Half year ended December 31, 2008	$881,260	$359,087	$1,240,347

The above amortization expense includes amounts in “Costs of Goods Sold” for capitalized software development costs of $550,796 and $529,531 for the half years ended December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, product licenses, renewals, enhancements, copyrights, trademarks, and trade names, included unamortized software development and enhancement costs of $11,609,401 and $9,953,579, respectively, as the development and enhancement is yet to be completed.

Amortization expense of intangible assets over the next five years for those which are fully developed and are being amortized is as follows:

	FOR THE PERIOD ENDING
Asset	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	TOTAL
Product Licences	$1,357,597	$880,265	$844,172	$758,787	$331,774	$4,172,594
Customer Lists	765,236	196,165	-	-	-	961,401

	$2,122,833	$1,076,430	$844,172	$758,787	$331,774	$5,133,995

NOTE 9 – OTHER ASSETS – LONG TERM

During the fiscal year ended June 30, 2009, our North American operations moved its location from Burlingame to Emeryville. As part of the lease agreement, the Company was required to pay two months of rental payments as a security deposit valued at $155,880. The security deposit was utilized by the landlord against non-payment of rent by the Company. The deposit was not replenished and accordingly, there was no security deposit balance as on December 31, 2009.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	As of December 31	As of June 30
	2009	2009
	(Unaudited)

Accounts Payable	$1,428,561	$1,654,974
Accrued Liabilities	2,602,364	1,757,282
Accrued Payroll	1,678	8,152
Accrued Payroll Taxes	414,089	487,180
Interest Payable	642,690	985,911
Deferred Revenues	10,895	16,388
Taxes Payable	143,897	196,379
Total	$5,244,176	$5,106,266

NOTE 11 - DEBTS

A)  LOANS AND LEASES PAYABLE

Notes payable consist of the following:

	As of December 31	Current	Long-Term
Name	2009	Maturities	Maturities
	(Unaudited)
Habib Bank Line of Credit	$5,508,188	$5,508,188	$-
Bank Overdraft Facility	263	263	-
HSBC Loan	189,670	189,670	-
Term Finance Facility	1,193,275	223,739	969,536
Subsidiary Capital Leases	1,521,359	642,773	878,586
Lease Abandonment Liability	1,076,347	-	1,076,347
	$9,489,102	$6,564,633	$2,924,469

	As of June 30	Current	Long-Term
Name	2009	Maturities	Maturities

D&O Insurance	$31,288	$31,288	$-
E&O Insurance	22,656	22,656	-
Habib Bank Line of Credit	4,966,597	4,966,597	-
Bank Overdraft Facility	229,883	229,883	-
HSBC Loan	330,667	292,542	38,125
Term Finance Facility	1,229,379	153,672	1,075,707
Subsidiary Capital Leases	1,602,093	511,192	1,090,901
	$8,412,563	$6,207,830	$2,204,733

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $796,100 was converted into a loan payable with a maturity of three years.  The interest rate is 7.5% with monthly payments of £15,558 or approximately $24,781. The Company has guaranteed payment of the loan in the event the subsidiary should default on it. During the year ended June 30, 2009, £155,585 or approximately $307,384 was paid on the principal of this note and £27,784 or approximately $52,310 was paid in interest.  The loan outstanding, as of June 30, 2009, was £200,162 or $330,667; of this amount, $292,542 was classified as current maturities, and $38,125 as long-term debt. During the six month period ended December 31, 2009, £81,082, or approximately $129,147, was paid on the principal of this note and £6,469 or approximately $10,592 was paid in interest. The loan outstanding, as of December 31, 2009, was £119,080, or $189,670, which is classified as current maturities.

In January 2009, the Company renewed its directors’ and officers’ (“D&O”) liability insurance for which the annual premium is $122,654.  The Company arranged financing with AIICO Inc. with a down payment of $30,828 with the balance to be paid in nine monthly installments of $10,475 each.  The balance owing as of June 30, 2009 and December 31, 2009 was $31,288 and $NIL.

In January 2009, the Company purchased an Errors and Omissions (“E&O”) liability insurance for an annual premium of $90,372.  The Company arranged financing with AFCO Credit Corporation with a down payment of $22,323 with the balance to be paid in nine monthly installments of $7,728 each.  The balance owing as of June 30, 2009 and December 31, 2009 was $22,656 and $NIL.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank.  Fiscal year end June 30, 2008 balance was $1,501,998.  During the year ended June 30, 2009, $3,683,769 was drawn down on this line of credit and $414,167 was repaid.  The interest rate on this account is variable and was 4.571% at June 30, 2009.  Interest paid during the year ended June 30, 2009 was $194,988 and the balance was $4,966,597. During the six months ended December 31, 2009, the Company increased the line of credit and an additional $2,727,657 was drawn down and $2,186,066 was repaid and $92,733 of interest was paid.  The interest rate, as of December 31, 2009, was 3.23% and the balance was $5,508,188.

During the year ended June 30, 2008, the Company’s subsidiary, NTE, entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000.  The interest rate is 3.25% per year over the Bank’s sterling Base Rate, which is 5%, for an effective rate of 8.25%. As of June 30, 2009, the subsidiary had used £139,154 or approximately $229,883.  During the six months ended December 31, 2009, the subsidiary’s balance was £165 or approximately $263.

The Company’s Pakistan based subsidiary, NetSol PK, availed itself of a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 200,000,000 or approximately $2,398,369 (secured by the first of Rs. 580 million over the land, building and equipment of the company).  The interest rate is 3% above the six months Karachi Inter Bank Offering Rate.  As on June 30, 2009, the subsidiary has used Rs. 100,000,000 or approximately $1,229,379 of which $1,075,707 was shown as long term liabilities and the remainder of $153,672 as current maturity.  As of the six months ended December 31, 2009, the Company has used Rs. 100,000,000 or approximately $1,193,275 of which $969,536 is shown as long term liabilities and the remainder of $223,739 as current maturity.

In 2008, the Company’s North American subsidiary, NTNA, had acquired an office space in Emeryville on a long term lease. However, due to the unprecedented recession in the year 2009, the company decided to cut it costs and vacated the Emeryville office in October 2009 by terminating the lease. According to the requirements of SFAS 146 (ASC 420), the company accounted for lease abandonment charge of $1,076,347 in the quarter ended December 31, 2009.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of certain instruments held by the Company. ASC Topic 820 et. seq., defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
 Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s Lease Abandonment Liability is carried at fair value totaling $1,076,347 and zero as of December 31, 2009 and June 30, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for this liability, as their fair values were determined based on various assumptions.

	Fair Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3

Lease Abandonment Liability	$1,076,347		$1,076,347

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the six months ended December 31, 2009 and 2008.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2009:

	As of December 31, 2009	As of June 30, 2009
Minimum Lease Payments
		-
Due FYE 12/31/10	$703,130	$545,992
Due FYE 12/31/11	468,288	505,004
Due FYE 12/31/12	371,689	432,545
Due FYE 12/31/13	166,197	201,490
Due FYE 12/31/14	42,774	176,512
Total Minimum Lease Payments	1,752,078	1,861,543
Interest Expense relating to future periods	(230,718)	(259,450)
Present Value of minimum lease payments	1,521,359	1,602,093
Less: Current portion	(642,773)	(511,192)
Non-Current portion	$878,586	$1,090,901

Following is a summary of fixed assets held under capital leases:

	As of December 31	As of June 30
	2009	2009
	(Unaudited)

Computer Equipment and Software	$597,500	$607,394
Furniture and Fixtures	834,318	733,277
Vehicles	402,292	310,021
Building Equipment	302,216	407,383
Total	2,136,326	2,058,075
Less: Accumulated Depreciation	(622,603)	(443,992)
Net	$1,513,723	$1,614,083

B)  LOANS PAYABLE- BANK

The Company’s Pakistan subsidiary, NetSol PK, has a loan with a bank, secured by the first, amounting to Rs. 285.71 million, on the company’s current assets including stocks, receivables and book debts.  The note consists of the following:

For the six months ended December 31, 2009:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,386,549

Total			$2,386,549

For the year ended June 30, 2009:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,458,757

Total			$2,458,757

C)  OTHER PAYABLE – ACQUISITION

McCue Systems – (now NetSol Technologies North America Inc.)

As of December 31, 2009, Other Payable – Acquisition consists of total payments of $103,226 due to the shareholders of McCue Systems.

On June 30, 2006, the acquisition with McCue Systems, Inc. (“McCue”) closed.  As a result, the first installment consisting of $2,117,864 cash and 958,213 shares of the Company’s restricted common stock was recorded.  During the fiscal year ended June 30, 2007, $2,059,413 of the cash portion of was paid to the McCue shareholders and in July 2006 the stock was issued.  In June 2007, the second installment on the acquisition consisting of $903,955 in cash and 408,988 shares of the Company’s restricted common stock became due and was recorded.  In July and August 2007, $879,007 of the cash was paid.  In June 2008, the third and final installment became due, consisting of $762,816 in cash and 345,131 shares of the Company’s restricted common stock.  The cash portion is shown as “Other Payable – Acquisition” and the stock portion is shown in “Shares to be issued” on these consolidated financial statements. The balance at June 30, 2008 was $846,215.  Of this amount, $104,452 represents the few remaining McCue shareholders who had not been located as of the date of this report.  In July 2008, 335,604 of the shares were issued and $741,763 in cash was paid in July and August 2008.  In addition, during the quarter 554 shares and $1,225 was paid to a former McCue shareholder who was not previously located.

NOTE 12 – DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

The Company had issued Series A 7% Cumulative Convertible Preferred Stock under which dividends were payable (see Note 14).  The dividend is to be paid quarterly, either in cash or stock at the Company’s election.  On August 18, 2009, the Company redeemed all outstanding shares of Preferred Stock (1,920 shares).

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

The Convertible Notes entered into by and between the Company and the Holders includes certain conditions.  Specifically, the Convertible Notes do not permit interest to be paid in shares of common stock if, at the time the interest is due the Equity Conditions, as defined therein, are not met, or there has been an Event of Default.  In such instances, the Company must make cash interest payments.  So long as the principal is due, the Company may not, without prior approval of 75% of the Holders, incur indebtedness senior to the Holders.  A failure to follow this covenant would result in an Event of Default.  If an Event of Default occurs and is continuing with respect to any of the Notes, the Holder may declare all of the then outstanding Principal amount of this note and all other notes held by the Holder, including any interest due thereon, to be due and payable immediately.  In the event of such acceleration, the Notes held by the Holder (plus all accrued and unpaid interest, if any) and (2) the product of (A) the highest closing price for the five (5) trading days immediately preceding the Holder’s acceleration and (B) the Conversion Ratio.  In either case, the Company shall pay interest on such amount in cash at the Default Rate to the Holder if such amount is not paid within 7 days of the Holder’s request.  The remedies under this Note shall be cumulative.  Failure to comply with the terms of the Note, the Purchase Agreement and the Investor Rights Agreement may result in an Event of Default hereunder.  These notes carry anti-dilution clauses and, due to issuance of $2,000,000 notes at a conversion price of $0.63 in August 2009, the conversion price of these notes was also adjusted downwards to $0.63 resulting in the additional beneficial conversion feature of $715,518. As of December 31, 2009, the total amount amortized for these notes was $235,137.

On August 14, 2009, one of the Holders of the Convertible Notes elected, pursuant to the terms therein to convert $200,000 worth of principal value of the notes into 317,460 shares of common stock.  This conversion reduced the total principal of the Convertible Notes to $5,800,000.  On October 12, 2009, three of the Holders of the Convertible Notes elected, pursuant to the terms therein to convert principal and interest due thereon into a total of 809,393 shares of common stock.  On December 21, 2009, one of the Holders of the Convertible Notes elected, pursuant to the terms therein, to convert principal and interest due thereon into a total of 822,077 shares of common stock.  This conversion reduced the total principal of the Convertible Notes to $4,800,000.

On August 11, 2009, the Company entered into Convertible Notes with a principal value of $2,000,000, bearing interest at 9% per annum and convertible in one year at an initial conversion price of $0.63 per share (the “2009 Convertible Notes”).  The Convertible Notes are with the same two accredited investors who were the remaining Series A 7% Cumulative Convertible Preferred Stockholders.  The proceeds of the 2009 Convertible Notes were used exclusively for the redemption of the Series A 7% Cumulative Convertible Preferred Stockholders. The Company accounted for a beneficial conversion feature of $1,428,571 which will be amortized over the life of the contract. As on December 31, 2009, the total amount amortized for these notes was $559,687. Both of these convertible notes are recorded as net of unamortized beneficial conversion feature of $1,441,368 at December 31, 2009. During the six month period ended December 31, 2009, interest was accrued in the amount of $418,975 on these Convertible Notes.

NOTE 14 - STOCKHOLDERS’ EQUITY

EQUITY TRANSACTIONS

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 12) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock.  The preferred shares are valued at $1,000 per share or $5,500,000.  The preferred shares were convertible into common stock at a rate of $1.65 per common share.  The total shares of common stock that were issuable under these Series A Preferred Stock was 3,333,333.  On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective.  As of June 30, 2008 a total of 3,580 of the preferred shares had been converted into 2,169,694 shares of the Company’s common stock.  On August 18, 2009, the Company redeemed all outstanding shares of Preferred Stock (1,920 shares) of the Series A 7% Cumulative Convertible Preferred Stock. As of December 31, 2009, there were no shares of preferred stock outstanding.

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

BUSINESS COMBINATIONS

On October 31, 2008, the Company entered into an agreement to purchase 100% of the member shares of Ciena Solutions, LLC, a California limited liability corporation.  Under the terms of the agreement, the Company paid a deposit of $350,000 to the two members for the purchase with the full purchase price to be determined based on the performance of the business unit over the next four years.  No assets or liabilities were acquired by the Company at the acquisition, excluding the rights to the existing contracts.  As the effects of this transaction are insignificant to the consolidated financial statements, no pro forma information has been provided. Ciena Solutions, LLC has been merged into NTNA.

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

In October, 2009, holders of a convertible note with the Company converted principal and interest of the note into 809,211 shares of common stock of the Company, consistent with the terms of the convertible note.

In October 2009, an employee of the Company received 25,000 shares of common stock as required according to the terms of his employment agreement.  This employee is an accredited investor.

 In November 2009, two employees were issued 12,500 shares each as required according to the terms of their employment agreements.  Each of these employees is an accredited investor.   An additional 14,000 shares of restricted common stock was issued to employees as a year-end bonus for services performed in 2009. Subsequent to the close of the quarter ended December 31, 2009, 500 shares of these bonus shares were canceled, resulting in a total issuance of 13,500 shares.  The shares were issued from the Company’s equity incentive plans.

In December 2009, 30,000 shares were issued to an accredited consultant in exchange for services rendered.

In December 2009, a holder of a convertible note with the Company converted principal and interest of the note into 822,077 shares of common stock of the Company, consistent with the terms of the convertible note.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

The balance at June 30, 2009 was $842,619. During the six months ended December 31, 2009, $514,539 was collected and $2,019,850 of new receivables were issued. The balance at December 31, 2009 was $2,347,930.

TREASURY STOCK

On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  During the year ended June 30, 2008, the Company had repurchased a total of 13,600 shares on the open market valued at $25,486.  The balance as of June 30, 2008 was $35,681.  In September 2008, the stock repurchase plan was extended an additional 6 months.  During the year ended June 30, 2009, the Company purchased an additional 208,900 shares on the open market valued at $360,328.  The balance as of June 30, 2009 and December 31, 2009 was $396,008.  The stock repurchase plan expired on March 24, 2009.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees. During the half year ended December 31, 2009, Company’s Pakistan based subsidiary, NetSol PK, also issued certain options to its employees.

Common stock purchase options and warrants consisted of the following:

OPTIONS:		Exercise	Aggregated
Issued by the Company	# shares	Price	Intrinsic Value

Outstanding and exercisable, June 30, 2008	6,072,425	$0.75 to $5.00	$1,717,608
Granted	2,351,500	$0.30 to $1.65
Exercised	(717,008)	$0.30 to $2.50
Expired	-
Outstanding and exercisable, June 30, 2009	7,706,917	$0.30 to $5.00	$-
Granted	250,000	$0.75
Exercised	(250,000)	$0.75
Expired	-
Outstanding and exercisable, December 31, 2009	7,706,917	$0.30 to $5.00	$758,900

Issued by NetSol PK

Outstanding and exercisable, June 30, 2009	-
Granted	4,350,000	$0.20
Exercised	-
Expired	-
Outstanding , December 31, 2009	4,350,000	$0.20	$628,599

WARRANTS:
Outstanding and exercisable, June 30, 2008	1,992,314	$1.65 to $3.70	$1,206,095
Granted	-
Exercised	(51,515)	$1.93
Expired	(163,182)	$2.20 to $3.30
Outstanding and exercisable, June 30, 2009	1,777,617	$1.65 to $3.70	$-
Granted	1,226,552	$0.63
Exercised	-
Expired	(288,980)	$3.30
Outstanding and exercisable, December 31, 2009	2,715,189	$0.63 to $3.70	$873,016

The following is a summary of the status of options and warrants outstanding at December 31, 2009:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
Issued by the Company
$0.01 - $0.99	1,806,000	8.97	0.65
$1.00 - $1.99	2,045,917	5.57	1.88
$2.00 - $2.99	3,055,000	5.28	2.69
$3.00 - $5.00	800,000	4.30	4.24

Totals	7,706,917	6.12	2.16

Issued by NetSol PK
$0.20	4,350,000	9.45	0.20

WARRANTS:
$1.00 - $1.99	2,702,689	2.31	0.94
$3.00 - $5.00	12,500	1.75	3.70

Totals	2,715,189	2.31	0.96

OPTIONS

During the six months ended December 31, 2009, the Company granted 250,000 options to two employees with an exercise price of $0.75 per share and an expiration date of 1 year, vesting immediately. Using the Black Scholes method to value the options, the Company recorded $71,238 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.56%
Expected life	1 year
Expected volatility	56%

During the six months ended December 31, 2009, NetSol PK granted 4,350,000 options to its core employees with an exercise price of $ 0.20 (PKR 16.42) per share and an expiration date of 10 years, out of which only 40% will be vested after the completion of the first year. Using the Black Scholes method to value the options, the Company recorded $12,780 in compensation expense for the half year for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	4.35%
Expected life	10 years
Expected volatility	64.82%

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

WARRANTS

Due to the full ratchet anti-dilution protection clauses of the warrant agreements, the Company is required to reduce the warrant exercise price of two warrant holders resulting in a corresponding increase in the number of shares of common stock underlying the warrants by 1,226,552 during the half year ended December 31, 2009.

NOTE 15 - SEGMENT AND GEOGRAPHIC AREAS

The Company has identified three global regions or segments for its products and services; North America, Europe, and Asia-Pacific.  Our reportable segments are business units located in different global regions.  Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location.  We account for intercompany sales and expenses as if the sales or expenses were to third parties and eliminate them in the consolidation.  The following table presents a summary of operating information and certain balance sheet information for the six months ended December 31, 2009:

	2009	2008
Revenues from unaffiliated customers:
North America	$3,192,642	$2,610,275
Europe	3,371,716	2,564,118
Asia - Pacific	10,577,523	9,397,583
Consolidated	$17,141,881	$14,571,976

Operating income (loss):
Corporate headquarters	$(2,395,926)	$(2,121,298)
North America	(538,810)	(1,009,669)
Europe	1,047,738	(838,103)
Asia - Pacific	4,723,675	2,280,472
Consolidated	$2,836,677	$(1,688,598)

Net income (loss) after taxes and before minority interest:
Corporate headquarters	$(3,816,443)	(1,994,429)
North America	(584,832)	(1,044,677)
Europe	1,001,041	(867,381)
Asia - Pacific	4,826,330	3,392,512
Consolidated	$1,426,096	$(513,975)

Identifiable assets:
Corporate headquarters	$17,135,602	$19,972,905
North America	2,887,026	3,276,457
Europe	4,194,899	5,121,325
Asia - Pacific	42,001,111	37,481,605
Consolidated	$66,218,638	$65,852,292

Depreciation and amortization:
Corporate headquarters	$709,833	$713,019
North America	270,742	231,539
Europe	301,025	339,127
Asia - Pacific	720,556	775,111
Consolidated	$2,002,156	$2,058,796

Capital expenditures:
Corporate headquarters	$-	$1,019
North America	10,712	337,731
Europe	16,892	49,587
Asia - Pacific	1,058,183	1,162,880
Consolidated	$1,085,787	$1,551,217

Net revenues by our various products and services provided are as follows:

	For the Six Months
	Ended December 31,
	2009	2008

Licensing Fees	$5,870,529	$3,177,787
Maintenance Fees	3,588,053	3,107,027
Services	7,683,299	8,287,162
Total	$17,141,881	$14,571,976

NOTE 16 – NON-CONTROLLING INTEREST

The Company had non-controlling interests in several of its subsidiaries.  The balances of the non-controlling interests are as follows:

SUBSIDIARY	Non-Controlling Interest balance as at December 31, 2009	Non-Controlling Interest balance as at June 30, 2009

NetSol PK	$6,755,417	$5,128,185
EI	1,330,940	1,235,805
Connect	9,372	19,320

Total	$8,095,729	$6,383,310

NetSol PK

In August 2005, the Company’s then wholly-owned subsidiary, NetSol PK became listed on the Karachi Stock Exchange in Pakistan.  The Initial Public Offering (“IPO”) sold 9,982,000 shares of the subsidiary to the public thus reducing the Company’s ownership by 28.13%.  During the quarter ended September 30, 2007, the Company was notified by an affiliate party that they had sold their shares; therefore, the adjusted minority ownership was increased to 37.21%.  Net proceeds of the IPO were $4,890,224.  As a result of the IPO, the Company is required to show the non-controlling interest of the subsidiary on the accompanying consolidated financial statements.

For the six months ended December 31, 2009 and 2008, the subsidiary had net income of $4,734,953 and 3,500,223, of which $1,990,574 and $1,446,292 respectively, was recorded against the non-controlling interest.  The balance of the non-controlling interest at December 31, 2009 was $6,755,417.

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

In May/June 2009, the Company sold 3,132,255 shares of its ownership in NetSol PK in the open market with a value of $558,536. A net gain of $351,522 was recorded as “Other Income” on these consolidated financial statements.  As a result of the sale, the Company’s ownership in the subsidiary decreased from 58.68% to 57.96% and the non-controlling interest percentage increased to 42.04%.

EI (formerly known as NetSol-TiG):

In December 2004, the Company forged a new and a strategic relationship with a UK based public company TiG Plc. A joint venture was established by the two companies to create a new company, TiG NetSol Pvt Ltd. (“NetSol-TiG”), with 50.1% ownership by NetSol Technologies, Inc. and 49.9% ownership by TiG.  The agreement anticipated TiG’s technology business to be outsourced to NetSol’s offshore development facility.  The joint venture company has been renamed NetSol-Innovation Pvt. Ltd, and is referred to as “EI”.

During the year ended June 30, 2005, the Company invested $253,635 and TiG invested $251,626 with the new subsidiary beginning operations during the quarter ended March 31, 2005.

For the six months ended December 31, 2009 and 2008, the subsidiary had net income of $318,759 and $473,431, of which $159,061, and $236,242 was recorded against the non-controlling interest, respectively.  The balance of the non-controlling interest as at December 31, 2009 was $1,330,940.

On September 26, 2007, the subsidiary’s board of directors authorized a cash dividend of 100,000,000 Pakistan Rupees (“pkr”) or approximately $1,651,522.  Of this amount, the Company received 50,520,000 pkr or approximately $834,349 which has been invested in NetSol PK.  The net value to the minority holders was approximately $817,173 and was reflected on the consolidated financial statements. In October 2008, the subsidiary declared a cash dividend of 67,446,500 pkr or approximately $874,817. Of this amount, the Company was due 34,073,972 pkr or approximately $441,958. The dividend was paid during the quarter ended December 31, 2008.  The amount attributable to the minority holders was approximately $432,859 and was reflected in the accompanying consolidated financial statements.

On October 22, 2008, the subsidiary’s board of directors authorized a cash dividend of 67,446,500 pkr or approximately $874,817.    Of this amount, the Company was due 34,073,972 pkr or approximately $441,958. The dividend was paid during the quarter ended December 31, 2008.  The amount attributable to the minority holders was approximately $432,859 and was reflected in the accompanying consolidated financial statements.

NetSol Connect:

In August 2003, the Company entered into an agreement with United Kingdom based Akhter Group PLC (“Akhter”).  Under the terms of the agreement, Akhter Group acquired 49.9 percent of the Company’s subsidiary; Pakistan based, NetSol Connect PVT Ltd. (“Connect”), an Internet service provider (“ISP”), in Pakistan through the issuance of additional Connect shares. The partnership with Akhter Computers is designed to rollout connectivity and wireless services to the Pakistani national market.

As of June 30, 2005, a total of $751,356 had been transferred to Connect, of which $410,781 was from Akhter.  In June 2006, a total of $40,000 cash was distributed to each partner as a return of capital.

For the six months ended December 31, 2009 and 2008, the subsidiary had net loss of $23,534 and of $41,506, respectively, of which $11,743 and $20,711 respectively, was recorded against the non-controlling interest. The balance of the non-controlling interest at December 31, 2009 was $9,372.

Item 2.	Management's Discussion and Analysis

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending December 31, 2009.

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

NetSol combines domain expertise, not only with lowest cost blended rates from its development  centers  located around the world, but also with the guarantee of localized program and project management while minimizing any implementation risk associated with a single service center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way into the 21st century, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  Our focus on “Solutions” serves to ensure the most favorable pricing while delivering in-depth domain experience.  NetSol currently has locations in Bangkok, Beijing, Lahore, London and Alameda in the San Francisco Bay Area to best serve its clients and partners worldwide.  By having regional proximity development centers, we are able to provide interface and interaction with our local clients and partners. This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”.

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

To further bolster NetSol’s Solutions capabilities, in October 2008, NetSol acquired Ciena Solutions, a preferred SAP and Business Objects integration firm. The Ciena Solutions practice is now integrated into our wholly owned subsidiary, NTNA.  This acquisition expanded NetSol’s domain and subject matter expertise to include integration and consulting services for:
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

PLAN OF OPERATIONS

Management undertook major steps to counter the deep effect of global recession, such as:

●
Moved the NTNA office from Emeryville to a much smaller office space in Alameda, California. The decision to give up the long term office lease and downsize to a new office location conserves cash at an estimated $5 million over five years.

●	Enforced consistent execution of cost rationalization in every part of the Company by further improving cost efficiencies and economies of scale.

●	Improved NetSol Financial Suite™ ‘NFS™’ –NetSol’s suite of products, in its flexibility, robustness and compatibility to become a leading edge solution for global markets.

●	Organically grew business both in products and services through new joint ventures in major economies such as Europe and North. America.

●
Increased capital investment in main infrastructure to support the positive turn around in global economy for next two years. This will position NetSol strategically to manage the growth in 2011 and thereafter.

●
In fiscal 2009, the Company restructured the corporate finance team at the headquarters by promoting Mr. Boo-Ali Siddiqui, CFO of NetSol PK (a 5 year veteran with NetSol), to global CFO for NetSol Technologies, Inc. In addition, the Company added an experienced controller to support the newly appointed CFO, while each subsidiary now has a stronger accounting staff in place.

●
In 2009, to enhance productivity and cost efficiencies, the concept of Global Delivery Model has been implemented.   Without moving the source codes of US products or UK products to Lahore, Pakistan, we have integrated the local developers/engineers/programming resources with PK technology group teams. This model would eventually create much stronger band width for customers worldwide but also have the same interfacing local management available for regional clients. In essence, the concept of BestShoring® model is effectively being executed.

●
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

●	Initiated recruitment of sales and business development personnel in the US and APAC region to capitalize on emerging and new opportunities stemming from the economic downturn.

●
The Company appointed Mr. Imran Haider as the new Chief Operating Officer for NTNA replacing the outgoing, Mr. Mitch  Van Wye. The new COO brings broad experience and extensive product knowledge as an 8 year veteran in the NetSol APAC region. Mr. Haider is one of the most senior and accomplished sales executive with NetSol.

●
While some marketing and new project activities were slowed down due to the poor economy, the Company’s new product   research and development activities have increased. Management’s vision is that a one product, global solution, will place NetSol in the next level of critical mass solutions providers.

Business Development Activities:

•
Earlier in 2009, NetSol signed a joint venture agreement with a major Saudi Arabian business conglomerate representing a major break-through for the Company.  The joint venture is a relationship between NetSol Technologies, Inc. and the Atheeb Group of the Kingdom of Saudi Arabia (“KSA”). NetSol owns 51% and Atheeb owns 49% of the newly created Atheeb NetSol, Ltd. to be based in Riyadh, Saudi Arabia. Atheeb has been in operation since 1985 and has major businesses in defense, public works, telecom, financial, transportation and agriculture. By partnering with Atheeb through a joint venture, NetSol gains access to not only major local projects in key sectors but also to regional economies in Gulf states, Central Asia and Africa. The influence and reputation of Atheeb in the KSA and regional markets is compelling, and NetSol expects to benefit handsomely in coming years. The joint venture will fully utilize NetSol PK’s Lahore based center of excellence, CMMi Level 5 technology campus. The first IT project was awarded to NetSol by Atheeb Group pending finalization of the formation of Atheeb NetSol Limited (ANL). The formation of the new entity in the Kingdom of Saudi Arabia, Atheeb NetSol Limited (“ANL”) is nearly complete and is expected to begin business activities in the region.

•
The acquisition of Ciena Solutions for the inclusion of SAP services, has been effectively integrated with NetSol’s operations. Our new SAP services and offerings are being marketed to our existing US based clients and new markets to establish a key new vertical.   The US clients list includes a major energy utility company in California. Additionally, we believe a majority of NetSol global clients could benefit from SAP services and solutions. The Company is beta testing its product, SMART OCI™, a search engine to expand its SAP product portfolio. The practice was recently awarded SAP PartnerEdge status as an SAP services partner.

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

•
NetSol has further expanded its footprint in South East Asia by growing its office and staff in the Bangkok office. Due to the growing demand of NFS™ in the region, the Company has initiated steps towards establishing a new entity in Thailand to specifically cater to these growing opportunities in Thailand and the region.

•
After a slump in sales in UK and European markets, NTE recently won new contracts in the United Kingdom and the Netherlands. Although the NTE UK team has been effectively scaled down, we still see noticeable improvements as existing and new clients are indicating a wish to acquire our solutions.

•	Launching successfully in Business Intelligence and Information Security verticals, as new practices. We forsee sound new revenues in this very lucrative market worldwide.

NetSol marketing activities will continue to:

•	Encourage organic revenue growth in the Chinese market in the automobile, banking, manufacturing and captive leasing sectors.
•	Expand the Beijing office with new local Chinese staff and senior business development and project management teams.
•	Further penetrate the Asia Pacific markets by selling NetSol offerings in the key and robust markets of Australia, New Zealand, Singapore, Thailand, South Korea and, Japan.
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

•	Optimize Lahore’s center of excellence in emerging and growing markets in Middle East.
•	Grow new revenues in public and defense sectors in emerging markets of the Middle East and Southeast Asia..

Investors Relations Activities:

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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	The global recession and consolidations have opened doors for low cost solution providers such as NetSol. The BestShoring® model of NetSol is a catalyst in today’s environment.

•	The global economic pressures and recession has shifted IT processes and technology to utilize both offshore and onshore solutions providers, to control the costs and improve ROIs.

•	China has become the third largest economy and has grown to over 8% GDP while other industrial nations have declined or grown marginally.

•	China’s automobile and banking sectors have been less affected by the global meltdown and in fact have outgrown all other economies with their recent automobile sales statistics.

•
According to a recent article in the Economist (November 2009), China's GDP has increased by 10.7% annual rate in the 4th quarter of 2009 and the overall rate of growth for the year was 8.7%. China has passed Germany to become the world's largest trading nation, and is anticipated in the first quarter of 2010 to overtake Japan as the world's second largest economy.

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

•
NetSol survived the most challenging economic times in 2008-2009 because of its product demands and dependency of customers. The Company has well maintained 100% delivery execution for years and has never lost a product customer.

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

•
The recently passed, Kerry Lugar Aid Bill, providing  $7.5 billion in aid to Pakistan for  improving security, education, infrastructure and law and order, will further help local and foreign companies operating in Pakistan.

•	Global opportunities to diversify delivery capabilities in new emerging economies that offer geopolitical stability and low cost IT resources reducing dependency upon Lahore technology campus.

•
NetSol has transformed into a true sense global IT company. In addition to Lahore Center of Excellence, there are three regional delivery and support centers to minimize the dependency on Lahore technology campus. Presently the locations in San Francisco. London and Beijing are well staffed and equipped to support the regional clients most effectively.

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

Negative trends/Risk Factors:

•	Dramatic and deep global recession has created a serious decline in business spending causing significant budget cuts for many of the Company’s target verticals.

•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems squeezing IT budgets and elongating decision making cycles.

•	Corporate earnings losses and liquidity crunch causing delays in the receivables from few clients.

•	Challenged US auto sectors, banking and retail sectors, thus resulting in longer sales and closing cycles.

•	Anticipated worsening US deficit and rise in inflation in coming years would further put stress on consumers and business spending.

•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

•	Pakistan’s struggle with militants and extremists as well as the domestic political unrest amongst the three major parties is a major challenge creating uncertainty about the country’s stability

•	Our customer, Toyota’s recall of several million vehicles and the effect of this recall on their projected sales in the coming months.

•	We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

CASH RESOURCES
We were successful in improving our cash position by the end of our fiscal year, June 30, 2009, with $4.4 million in cash worldwide. As of December 31, 2009, our cash position was $5.21 million worldwide.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  During the half years ended December 31, 2009 and 2008, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2009 as compared to the Quarter Ended December 31, 2008:

Revenues and net income/(loss) after non-controlling interest for the quarter ended December 31, 2009 and 2008 are broken out among the subsidiaries as follows:

	2009			2008
	Revenue	%	Net Income/ (loss)	Revenue	%	Net Income/ (loss)
Corporate headquarters	$-	0.00%	$(2,085,108)	$-	0.00%	$(1,139,935)

North America:
NTNA	1,468,688	15.43%	(861,919)	1,057,566	20.06%	(1,069,485)
	1,468,688	15.43%	(861,919)	1,057,566	20.06%	(1,069,485)
Europe:
Netsol UK	-	0.00%	(357,771)	-	0.00%	(753,718)
NTE	2,441,922	25.65%	1,526,192	927,012	17.59%	(175,818)
	2,441,922	25.65%	1,168,421	927,012	17.59%	(929,536)
Asia-Pacific:
NetSol PK	4,889,617	51.36%	1,227,297	2,456,655	46.61%	(65,580)
EI	544,099	5.72%	105,898	649,355	12.32%	10,345
Connect	138,852	1.46%	(2,506)	169,944	3.22%	(14,781)
Netsol-Abraxas Australia	36,630	0.38%	39	10,477	0.20%	(23,668)
	5,609,198	58.92%	1,330,728	3,286,431	62.35%	(93,684)

Total	$9,519,808	100.00%	$(447,878)	$5,271,009	100.00%	$(3,232,640)

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended December 31, 2009 and 2008 as a percentage of revenues.
	For the Three Months
	Ended December 31,
	2009		2008

		%		%
Net Revenues:
License fees	$3,318,936	34.86%	$647,979	12.29%
Maintenance fees	1,780,336	18.70%	1,513,293	28.71%
Services	4,420,535	46.44%	3,109,737	59.00%
Total revenues	9,519,808	100.00%	5,271,009	100.00%
Cost of revenues:
Salaries and consultants	2,005,845	21.07%	2,382,877	45.21%
Travel	329,008	3.46%	226,964	4.31%
Repairs and maintenance	69,112	0.73%	102,235	1.94%
Insurance	36,030	0.38%	59,073	1.12%
Depreciation and amortization	573,267	6.02%	532,429	10.10%
Other	585,157	6.15%	540,146	10.25%
Total cost of revenues	3,598,418	37.80%	3,843,724	72.92%
Gross profit	5,921,390	62.20%	1,427,285	27.08%
Operating expenses:
Selling and marketing	526,751	5.53%	880,846	16.71%
Depreciation and amortization	418,023	4.39%	494,834	9.39%
Bad debt expense	212,840	2.24%	648,470	12.30%
Salaries and wages	743,970	7.81%	944,520	17.92%
Professional services, including non-cash compensation	210,795	2.21%	312,940	5.94%
Lease abandonment charges	1,076,347	11.31%	-	0.00%
General and adminstrative	1,042,172	10.95%	962,711	18.26%
Total operating expenses	4,230,898	44.44%	4,244,321	80.52%
Income (loss) from operations	1,690,492	17.76%	(2,817,036)	-53.44%
Other income and (expenses)
Loss on sale of assets	(89,119)	-0.94%	(14,960)	-0.28%
Interest expense	(372,273)	-3.91%	(296,578)	-5.63%
Interest income	33,752	0.35%	40,895	0.78%
Gain on foreign currency exchange rates	(3,247)	-0.03%	(195,030)	-3.70%
Fair market value of options issued	-	0.00%	117,300	2.23%
Beneficial conversion feature	(595,215)	-6.25%	-	0.00%
Other income	(50,825)	-0.53%	15,686	0.30%
Total other income (expenses)	(1,076,927)	-11.31%	(332,687)	-6.31%
Net income (loss) before minority interest in subsidiary	613,565	6.45%	(3,149,723)	-59.76%
Minority interest in subsidiary	(1,028,917)	-10.81%	(32,062)	-0.61%
Income taxes	(32,526)	-0.34%	(50,855)	-0.96%
Net loss	(447,878)	-4.70%	(3,232,640)	-61.33%
Dividend required for preferred stockholders	-	0.00%	(33,876)	-0.64%
Net loss applicable to common shareholders	(447,878)	-4.70%	(3,266,516)	-61.97%

Net revenues for the quarter ended December 31, 2009 were $9,519,808 as compared to $5,271,009 for the quarter ended December 31, 2008. This reflects an increase of $4,248,799 or 81% in the current quarter as compared to the quarter ended December 31, 2008. Revenue from services, which includes consulting and implementation, increased 42% from $3,109,737 to $4,420,535.  License revenues increased by a massive 412% from $647,979 to $3,318,936.  Maintenance revenues grew by 18% over the comparable quarter in fiscal 2009. The increase is primarily due to increasing demand for our product NetSol Financial Suite™ in the Asia Pacific region. Services revenues are also associated with the new license sales. As the license sale increases, these will also have an increasing trend. The activities for NetSol new license sales of its suite of financial products continue despite the global economic slowdown. The current pipeline contains financial institutions and captive auto manufacturers globally at various stages of decision making.

The gross profit was $5,921,390 in the quarter ending December 31, 2009 as compared with $1,427,285 for the same quarter of the previous year an increase of 315% or $4,494,105.  The gross profit percentage for the quarter increased to 62% from 27% in the quarter ended December 31, 2008.  This increase is mainly associated with the reduction in salaries and consultant fees, repair and maintenance and insurance expense which decreased by 16%, 32% and 39% respectively in the current quarter when compared with the same period last year. The cost of sales was $3,598,418 in the current quarter compared to $3,843,724 in the comparable quarter of fiscal 2009.  As a percentage of sales, it decreased from 73% for the quarter ended December 31, 2008 to 38% in the current quarter.  Salaries and consultant fees decreased by $377,032 from $2,382,877, in the prior comparable quarter, to $2,005,845. And, as a percentage of sales, it decreased from 45%, in the prior comparable quarter, to 21% in the current quarter.

Operating expenses were $4,230,898 for the quarter ending December 31, 2009, as compared to $4,244,321, for the corresponding period last year for a decrease of $13,423.  As a percentage of sales, it decreased from 81% to 44%. Main reasons for this reduction are decrease in selling and marketing expenses, salaries and wages and the professional services which directly improved the operating income of the company. The company has charged a provision for bad debt of $212,840 in the quarter ended December 31, 2009 whereas in the corresponding quarter ended December 31, 2008, the Company took a provision of $648,470 in the financial statements for bad debts. Depreciation and amortization expense amounted to $418,023 and $494,834 for the quarter ended December 31, 2009 and 2008, respectively. Combined salaries and wage costs were $743,970 and $944,520 for the comparable periods, respectively, or a decrease of $200,550 from the corresponding period last year.  As a percentage of sales, these costs decreased from 18% to just 8%.  General and administrative expenses were $1,042,172 and $962,711 for the quarters ended December 31, 2009 and 2008, respectively, an increase of $79,461 or 8%.  As a percentage of sales, these expenses were 11% in the current quarter compared to 18% in the comparable quarter. The Company has accounted for lease abandonment charges amounting to $1,076,347 on the early termination of the NTNA office lease.  This one time cost has reduced the profitability for  the quarter ended December 31, 2009.

Selling and marketing expenses were $526,751 and $880,846, in the quarter ended December 31, 2009 and 2008, respectively. This reflects a 40% decrease or $354,095 and as a percentage of sales, these expenses decreased to 6% from 17%.  Professional services expense decreased 33% to $210,795 in the quarter ended December 31, 2009, from $312,940 in the corresponding period last year.

Income from operations was $1,690,492 compared to loss from operations of $2,817,036 for the quarters ended December 31, 2009 and 2008, respectively.  This represents an increase of $4,507,527 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, income (loss) from operations was 18% in the current quarter compared to (53)% in the prior period.

Interest expense increased by $75,695 to $372,273 in the quarter ended December 31, 2009, compared with $296,578 in the quarter ended December 31, 2008. This increase is mainly associated with the new $2 million convertible note which closed in August 2009  and further financing facilities availed by various subsidiaries of the company. Beneficial conversion feature accounted for in the quarter ended December 31, 2009 was $595,215 whereas no beneficial conversion feature was charged in the corresponding period ended December 31, 2008. Beneficial conversion feature is a non-cash expense which is charged on the downward adjustment of the conversion price of convertible notes. Net loss was $447,878 compared to net loss of $3,266,516 for the quarters ended December 31, 2009 and 2008, respectively.  This is a reduction in net loss by $2,818,638 compared to the prior year.  The current fiscal quarter loss includes a net reduction of $1,028,917 compared to $32,062 in the prior period for the 49.9% minority interest in NetSol Connect, and EI owned by another party, and the 42.04% minority interest in NetSol PK. Net loss per share, basic and diluted, was $0.01 as compared to net loss per share, basic and diluted of $0.12 for the quarters ended December 31, 2009 and 2008 respectively.

The net EBITDA income was $948,211 compared to a loss of $1,857,944 after amortization and depreciation charges of $991,290 and $1,027,263, income taxes of $32,526 and $50,855, and interest expense of $372,273 and $296,578, respectively.  The EBITDA income per share basic and diluted was $0.03 for the quarter ended December 31, 2009 compared to EBITDA loss per share, basic and diluted, of $0.07, for the quarter ended December 31, 2008. Company’s EBITDA has increased mainly due to reduction in the net loss of the Company. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Six Month Period Ended December 31, 2009 as compared to the Six Month Period Ended December 31, 2008:

Revenues and net income/(loss), after non-controlling interest for the six months ended December 31, 2009 and 2008 are broken out among the subsidiaries as follows:
	2009			2008
	Revenue	%	Net Income/ (loss)	Revenue	%	Net Income/ (loss)
Corporate headquarters	$-	0.00%	$(3,816,443)	$-	0.00%	$(2,375,281)

North America:
NTNA	3,192,642	18.62%	(584,832)	2,610,275	17.91%	(1,044,677)
	3,192,642	18.62%	(584,832)	2,610,275	17.91%	(1,044,677)
Europe:
Netsol UK	-	0.00%	(453,406)	-	0.00%	(878,612)
NTE	3,371,716	19.67%	1,454,447	2,564,118	17.60%	11,231
	3,371,716	19.67%	1,001,041	2,564,118	17.60%	(867,381)
Asia-Pacific:
NetSol PK	9,032,571	52.69%	2,470,255	7,123,450	48.88%	1,612,361
EI	1,198,416	6.99%	256,290	1,875,697	12.87%	598,543
Connect	293,182	1.71%	(11,791)	364,284	2.50%	(41,506)
Netsol-Abraxas Australia	53,354	0.31%	(26,316)	34,152	0.23%	(57,857)
	10,577,523	61.71%	2,688,439	9,397,583	64.49%	2,111,541

Total	$17,141,881	100.00%	$(711,795)	$14,571,976	100.00%	$(2,175,798)

The following table sets forth the items in our unaudited consolidated statement of operations for the six months ended December 31, 2009 and 2008 as a percentage of revenues:
	For the Six Months
	Ended December 31,
	2009		2008

		%		%
Net Revenues:
License fees	$5,870,529	34.25%	$3,177,787	21.81%
Maintenance fees	3,588,053	20.93%	3,107,027	21.32%
Services	7,683,299	44.82%	8,287,162	56.87%
Total revenues	17,141,881	100.00%	14,571,976	100.00%
Cost of revenues:
Salaries and consultants	4,019,598	23.45%	5,023,590	34.47%
Travel	389,207	2.27%	712,900	4.89%
Repairs and maintenance	136,723	0.80%	208,900	1.43%
Insurance	72,709	0.42%	91,912	0.63%
Depreciation and amortization	1,071,772	6.25%	1,083,754	7.44%
Other	1,467,495	8.56%	1,291,214	8.86%
Total cost of revenues	7,157,503	41.75%	8,412,270	57.73%
Gross profit	9,984,378	58.25%	6,159,706	42.27%
Operating expenses:
Selling and marketing	1,020,381	5.95%	1,850,364	12.70%
Depreciation and amortization	930,384	5.43%	975,042	6.69%
Bad debt expense	212,840	1.24%	648,470	4.45%
Salaries and wages	1,468,665	8.57%	1,923,774	13.20%
Professional services, including non-cash compensation	306,901	1.79%	619,826	4.25%
Lease abandonment charges	1,076,347	6.28%	-	0.00%
General and adminstrative	2,132,183	12.44%	1,830,828	12.56%
Total operating expenses	7,147,701	41.70%	7,848,304	53.86%
Income (loss) from operations	2,836,677	16.55%	(1,688,598)	-11.59%
Other income and (expenses)
Loss on sale of assets	(89,101)	-0.52%	(180,698)	-1.24%
Interest expense	(840,887)	-4.91%	(500,470)	-3.43%
Interest income	151,562	0.88%	68,836	0.47%
Gain on foreign currency exchange rates	380,577	2.22%	1,812,852	12.44%
Beneficial conversion feature	(893,214)	-5.21%	-	0.00%
Other income (expense)	(81,975)	-0.48%	32,140	0.22%
Total other income (expenses)	(1,373,038)	-8.01%	1,232,660	8.46%
Net income (loss) before minority interest in subsidiary	1,463,639	8.54%	(455,938)	-3.13%
Non-controlling interest	(2,137,892)	-12.47%	(1,661,823)	-11.40%
Income taxes	(37,543)	-0.22%	(58,037)	-0.40%
Net loss	(711,795)	-4.15%	(2,175,798)	-14.93%
Dividend required for preferred stockholders	-	0.00%	(67,752)	-0.46%
Net loss applicable to common shareholders	(711,795)	-4.15%	(2,243,550)	-15.40%

Net revenues for the six months ended December 31, 2009 were $17,141,881 as compared to $14,571,976 for the six months ended December 31, 2008.   This reflects an increase of $2,569,905 or 18%.  Revenue from services, which includes consulting and implementation, decreased 7% from $8,287,162 to $7,683,299.  License revenues increased 85% from $3,177,787 to $5,870,529.  Maintenance revenues grew by 15% over the comparable quarter in fiscal 2008. The increase is primarily due to increasing demand of our product, NetSol Financial Suite™ in the Asia Pacific region. Services revenues are also associated with the new license sales. As the license sale increases, these will also have an increasing trend. The activities for NetSol new license sales of its suite of financial products continue despite the global economic slowdown. The current pipeline contains financial institutions and captive auto manufacturers globally at various stages of decision making.

The gross profit was $9,984,378 in the six months ending December 31, 2009 as compared with $6,159,706 for the same period of the previous year for an increase of 62% or $3,824,672. The gross profit percentage for the six months increased to 58% from 42% in the six months ended December 31, 2008. This increase is mainly associated with the reduction in salaries and consultant fees and travel costs which decreased by 20% and 45%, respectively, in the current half year if compared with the same period last year. The cost of sales was $7,157,503 in the current period compared to $8,412,270 in the comparable period of fiscal 2008.  As a percentage of sales, it decreased from 58% for the six months ended December 31, 2008 to 42% in the current period.  Salaries and consultant fees decreased by $1,003,992, from $5,023,590 in the prior comparable period, to $4,019,598; as a percentage of sales, it decreased from 34%, in the prior comparable period, to 23% in the current period.

Operating expenses were $7,147,701 for the six months ending December 31, 2009 as compared to $7,848,304, for the corresponding period last year for a decrease of $700,603.  As a percentage of sales, it decreased from 54% to 42%. The main reasons for this reduction are decrease in selling and marketing expenses, salaries and wages and the professional services. The provision for bad debt was $212,840 in the half year ended December 31, 2009 compared to $648,470 in the corresponding half year ended December 31, 2008. Depreciation and amortization expense amounted to $930,384 and $975,042 for the six months ended December 31, 2009 and 2008, respectively. Combined salaries and wage costs were $1,468,665 and $1,923,774 for the comparable periods, respectively, or a decrease of 24% or $455,109 from the corresponding period last year.  As a percentage of sales, these costs decreased from 13% to 9%.  General and administrative expenses were $2,132,183 and $1,830,828 for the six months ended December 31, 2009 and 2008, respectively, an increase of $301,355 or 16%.  As a percentage of sales, these expenses were 12% in the current period compared to 13% in the comparable period last fiscal year. The Company has accounted for lease abandonment charges amounting to $1,076,347 on the early termination of the NTNA office lease.  This one-time cost has reduced the profitability of the Company during the quarter ended December 31, 2009.

Selling and marketing expenses were $1,020,381 and $1,850,364, in the six months ended December 31, 2009 and 2008, respectively.  This reflects a 45% decrease or $829,983. As a percentage of sales these expenses decreased to 6% from 13%.  Professional services expense decreased 50% to $306,901 in the six months ended December 31, 2009, from $619,826 in the corresponding period last year.

Income from operations was $2,836,677, compared to loss from operations of $1,688,598, for the six months ended December 31, 2009 and 2008, respectively.  This represents an increase of $4,525,275, for the six months, compared with the comparable period in the prior year.  As a percentage of sales, income from operations was 17% in the current quarter compared to loss from operations of 12% in the prior period.

Interest expense increased by $340,417 to $840,887 in the half year ended December 31, 2009 compared with $500,470 in the half year ended December 31, 2008. This increase is mainly associated with the increase in convertible note during the current period by $2 million and further financing facilities availed by various subsidiaries of the Company. Beneficial conversion feature accounted for in the half year ended December 31, 2009 amounted to $893,214 whereas no beneficial conversion feature was charged in the corresponding period ended December 31, 2008. Beneficial conversion feature is a non-cash expense which is charged on the downward adjustment of the conversion price of convertible notes. Net loss was $711,795 compared to net loss of $2,243,550 for the six months ended December 31, 2009 and 2008, respectively.  This represents a reduction in net loss by $1,531,754 compared to the prior year.  The current fiscal period loss includes a net reduction of $2,137,892 compared to $1,661,823 in the prior period for the 49.9% minority interest in NetSol Connect, and EI owned by another party, and the 42.04%/41.32% minority interest in NetSol PK.  Net loss per share, basic and diluted, was $0.02 as compared to net loss, basic and diluted of $0.08, for the six months ended December 31, 2009 and 2008 respectively.

The net EBITDA income was $2,168,791 compared to $441,505 after amortization and depreciation charges of $2,002,156 and $2,058,796, income taxes of $37,543 and $58,037, and interest expense of $840,887 and $500,470, respectively.  The EBITDA earning per share was basic $0.07 and diluted $0.06 for the six months ended December 31, 2009 compared to EBITDA earnings per share, basic and diluted of $0.02, for the six months ended December 31, 2008.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $5,211,674 at December 31, 2009 compared to $5,416,302 at December 31, 2008.

Net cash provided by operating activities amounted to $4,374,822 for the six months ended December 31, 2009, as compared to $510,333 for the comparable period last fiscal year. The major change was the increase in accounts receivable, the increase in other current assets, which includes the “Revenues in excess of billings” due to several large contracts signed and progress on the contracts is over the amount that can be billed per the contract terms.

Net cash used in investing activities amounted to $3,976,108 for the six months ended December 31, 2009, as compared to $5,742,451 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $1,085,787 compared to $1,551,217 for the comparable period last fiscal year.  The increase in intangible assets which represents amounts capitalized for the development of new products was $3,118,094 and $3,023,777 for the comparable periods.

Net cash provided by financing activities amounted to $554,399 and $4,620,878 for the six months ended December 31, 2009, and 2008, respectively.  In the current period, the Company issued $2,000,000 in convertible notes and borrowed $2,727,657 from banks.  The six months ended December 31, 2008, included $ 5,849,306 from convertible notes and $3,618,590 proceeds from bank loans.

The Company currently has no specific plans to complete a significant new financing in the upcoming quarter.  We remain open to strategic relationships that provide added benefits.  The focus will remain on continuously maximizing and improving cash reserves internally and reduced reliance on external capital raising activities.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans.  Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate requiring working capital needs of $5.0 to $7.0 million for U.S., European and UAE new business development activities and infrastructure enhancement.

While there is no guarantee that this method will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company, we will consider raising capital through equity based financing, bank financing, and warrant and option exercises. We would, however, use some of our internal cash flow to meet certain obligations as mentioned above.  However, the Company is very conscious of the dilutive effect and price pressures in raising equity-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

None

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2009).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October, 2009, holders of a convertible note with the Company converted principal and interest of the note into 809,211 shares of common stock of the Company, consistent with the terms of the convertible note.  These investors are accredited investors and the issuances were made in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

In October 2009, an employee of the Company received 25,000 shares of common stock as required according to the terms of his employment agreement.  This employee is an accredited investor.  These shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

 In November 2009, two employees were issued 12,500 shares each as required according to the terms of their employment agreements.  Each of these employees is an accredited investor.  These shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.  An additional 14,000 shares of restricted common stock was issued to employees as a year-end bonus for services performed in 2009.  Subsequent to the close of the quarter ended December 31, 2009, 500 shares were canceled resulting in a total of 13,500 shares issued to employees.  The shares were issued from the Company’s equity incentive plans.

In December 2009, 30,000 shares were issued to an accredited consultant in exchange for services rendered.  The shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

In December 2009, a holder of a convertible note with the Company converted principal and interest of the note into 822,077 shares of common stock of the Company, consistent with the terms of the convertible note.  These investors are accredited investors and the issuances were made in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

During the quarter ended December 31, 2009, two employees exercised options to acquire 125,000 shares each of common stock in exchange for a total exercise price of $187,500.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Second Amendment to Employment Agreement by and between the Company and Naeem Ghauri, dated February 8, 2010.(1)
10.2	Second Amendment to Employment Agreement by and between the Company and Najeeb Ghauri, dated February 8, 2010.(1)
10.3	Second Amendment to Employment Agreement by and between the Company and Salim Ghauri, dated February 8, 2010.(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)(1)
(1)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: February 10, 2010	/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Executive Officer

Date: February 10, 2010	/s/Boo-Ali Siddiqui

BOO-ALI SIDDIQUI
Chief Financial Officer