Form 10-Q
period 2010-03-31
NETSOL TECHNOLOGIES INC
filed 2010-05-13
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The issuer had 36,279,383 shares of its $.001 par value Common Stock and no shares of Preferred Stock issued and outstanding as of May 10, 2010.

Transitional Small Business Disclosure Format (check one)

Yes    ☐       No      ☒

NETSOL TECHNOLOGIES, INC.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of March 31, 2010	As of June 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$4,275,443	$4,403,762
Restricted Cash	5,000,000	5,000,000
Accounts receivable, net of allowance for doubtful accounts	13,682,521	11,394,844
Revenues in excess of billings	8,497,742	5,686,277
Other current assets	2,496,949	2,307,246
Total current assets	33,952,656	28,792,129
Investment under equity method	244,016	-
Property and equipment, net of accumulated depreciation	8,457,622	9,186,163
Other assets	-	204,823
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	16,492,134	13,802,607
Customer lists, net	792,040	1,344,019
Goodwill	9,439,285	9,439,285
Total intangibles	26,723,459	24,585,911
Total assets	$69,377,753	$62,769,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,642,835	$5,106,266
Due to officers	13,911	-
Current portion of loans and obligations under capitalized leases	7,134,527	6,207,830
Other payables - acquisitions	103,226	103,226
Unearned revenues	3,449,817	3,473,228
Dividend to preferred stockholders payable	-	44,409
Convertible notes payable, current portion	2,983,366	-
Loans payable, bank	2,363,507	2,458,757
Total current liabilities	20,691,189	17,393,716
Obligations under capitalized leases, less current maturities	368,709	1,090,901
Convertible notes payable; less current maturities	4,084,024	5,809,508
Long term loans; less current maturities	886,316	1,113,832
Lease abandonment liability; long term	867,583	-
Total liabilities	26,897,821	25,407,957
Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; Nil; 1,920 issued and outstanding	-	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized; 35,961,883; 30,046,987 issued and outstanding	35,962	30,047
Additional paid-in-capital	85,203,134	78,198,523
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(41,351,411)	(41,253,152)
Stock subscription receivable	(2,107,960)	(842,619)
Common stock to be issued	251,450	220,365
Other comprehensive loss	(8,193,790)	(6,899,397)
Total	33,441,376	30,977,759
Non-controlling interest	9,038,556	6,383,310
Total stockholders' equity	42,479,932	37,361,069
Total liabilities and stockholders' equity	$69,377,753	$62,769,026

See accompanying notes to these unaudited consolidated financial statements.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Net Revenues:
License fees	$3,644,809	$324,845	$9,515,338	$3,502,632
Maintenance fees	1,739,799	1,664,492	5,327,852	4,771,519
Services	3,548,348	3,033,684	11,231,648	11,320,846
Total revenues	8,932,956	5,023,021	26,074,837	19,594,997
Cost of revenues:
Salaries and consultants	2,154,369	2,629,081	6,173,967	7,652,671
Travel	222,136	280,390	611,343	993,290
Repairs and maintenance	43,364	81,536	180,086	290,436
Insurance	40,235	43,478	112,943	135,390
Depreciation and amortization	578,904	532,099	1,650,676	1,615,853
Other	416,931	917,051	1,884,426	2,208,265
Total cost of revenues	3,455,939	4,483,635	10,613,442	12,895,905
Gross profit	5,477,017	539,386	15,461,395	6,699,092
Operating expenses:
Selling and marketing	651,485	629,145	1,671,866	2,479,509
Depreciation and amortization	411,563	501,239	1,341,947	1,476,281
Bad debt expense	(3,236)	1,772,188	209,604	2,420,658
Salaries and wages	746,095	773,757	2,214,760	2,697,531
Professional services, including non-cash compensation	242,177	257,926	549,078	877,752
Lease abandonment charges	(208,764)	-	867,583	-
General and adminstrative	1,056,718	862,623	3,188,901	2,693,451
Total operating expenses	2,896,038	4,796,878	10,043,739	12,645,182
Income (loss) from operations	2,580,979	(4,257,492)	5,417,656	(5,946,090)
Other income and (expenses)
Loss on sale of assets	(125,419)	(127,558)	(214,520)	(308,256)
Interest expense	(312,671)	(466,276)	(1,153,557)	(966,746)
Interest income	82,637	177,771	234,200	246,607
Gain (loss) on foreign currency exchange transactions	(190,082)	8,902	190,495	1,821,754
Share of net loss from equity investment	(23,984)	-	(23,984)	-
Beneficial conversion feature	(458,758)	(17,225)	(1,351,972)	(17,225)
Other income (expense)	144,609	(984,622)	62,634	(952,482)
Total other income (expenses)	(883,667)	(1,409,008)	(2,256,704)	(176,348)
Net income (loss) before non-controlling interest in subsidiary & income taxes	1,697,312	(5,666,500)	3,160,952	(6,122,438)
Non-controlling interest	(1,097,201)	689,584	(3,235,093)	(972,238)
Income taxes	(11,064)	(21,594)	(48,607)	(79,631)
Net income (loss)	589,047	(4,998,510)	(122,748)	(7,174,308)
Dividend required for preferred stockholders	-	(33,140)	-	(100,892)
Net income (loss) applicable to common shareholders	589,047	(5,031,650)	(122,748)	(7,275,200)
Other comprehensive income (loss):
Translation adjustment	(439,688)	(179,358)	(1,294,393)	(4,036,926)
Comprehensive income (loss)	$149,359	$(5,211,008)	$(1,417,141)	$(11,312,126)

Net income (loss) per share:
Basic	$0.02	$(0.19)	$(0.004)	$(0.27)
Diluted	$0.02	$(0.19)	$(0.004)	$(0.27)
Weighted average number of shares outstanding
Basic	35,636,259	26,601,587	33,893,968	26,350,098
Diluted	36,988,542	26,601,587	33,893,968	26,350,098

See accompanying notes to these unaudited consolidated financial statements.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(122,748)	$(7,174,308)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,992,624	3,092,134
Provision for bad debts	209,604	2,420,658
Loss on foreign currency exchange rates	25,900	-
Share of net (income)/loss from associates	23,984	-
Loss on sale of assets	214,520	308,256
Non controlling interest in subsidiary	3,235,093	972,238
Stock issued for interest on notes payable	30,207	-
Stock issued for services	572,184	227,516
Fair market value of warrants and stock options granted	791,530	147,639
Beneficial conversion feature	1,351,972	17,225
Changes in operating assets and liabilities:
(Increase)/ decrease in accounts receivable	(2,658,139)	(3,934,511)
(Increase)/ decrease in other current assets	(2,703,402)	3,175,947
Increase/ (decrease) in accounts payable and accrued expenses	(52,914)	588,689
Net cash provided by operating activities	3,910,415	(158,517)
Cash flows from investing activities:
Purchases of property and equipment	(1,458,050)	(1,501,508)
Sales of property and equipment	232,783	13,376
Payments of acquisition payable	-	(742,989)
Purchase of treasury stock	-	(360,328)
Investment in associate	(268,000)	-
Increase in intangible assets	(4,562,044)	(5,281,642)
Net cash used in investing activities	(6,055,311)	(7,873,091)
Cash flows from financing activities:
Proceeds from sale of common stock	754,509	146,652
Proceeds from the exercise of stock options and warrants	33,750	526,569
Purchase of subsidary stock in Pakistan	-	(250,000)
Finance costs incurred for sale of common stock
Proceeds from convertible notes payable	3,500,000	6,000,000
Redemption of preferred stock	(1,920,000)
Restricted cash	-	(5,000,000)
Dividend Paid	(43,988)	(33,876)
Bank overdraft	(176,377)	161,134
Proceeds from bank loans	4,320,534	3,843,541
Payments on bank loans	(484,507)	(235,486)
Payments on capital lease obligations & loans - net	(3,664,176)	(467,397)
Net cash provided by financing activities	2,319,746	4,691,137
Effect of exchange rate changes in cash	(303,170)	(453,178)
Net increase in cash and cash equivalents	(128,319)	(3,793,649)
Cash and cash equivalents, beginning of year	4,403,762	6,275,238
Cash and cash equivalents, end of year	$4,275,443	$2,481,591

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$914,333	$805,237
Taxes	$115,000	$4,800

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the payment of dividends to Preferred Shareholders	$-	$33,876
Bonus stock dividend issued by subsidiary to minority holders	$-	$615,549
Stock issued for the conversion of Notes Payable	$1,450,000	$-
Purchase of property and equipment under capital lease	$101,376	$1,260,710

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetSol Technologies North America, Inc. (“NTNA”), NetSol Technologies Limited (“NetSol UK”), NetSol-Abraxas Australia Pty Ltd. (“Abraxas”), NetSol Technologies Europe Limited (“NTE”), NTPK (Thailand) Co. Ltd (“NT Thai”) and its majority-owned subsidiaries, NetSol Technologies, Ltd. (“NetSol PK”), NetSol Connect (Pvt), Ltd. (“Connect”), NetSol Innovation (Pvt) Limited (“EI”), and NetSol Omni (Private) Limited (“Omni”). All material inter-company accounts have been eliminated in the consolidation.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. This Statement shall be effective for reporting period that begins after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10) (formerly Statement of Financial Accounting Standards No. 168),  establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective from October 1, 2009, and do not have a significant impact on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 – EARNINGS/(LOSS) PER SHARE

“Earnings per share” is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128)(ASC 260), “Earnings per share.”  Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the nine months ended March 31, 2010	Net Loss	Shares	Per Share
Basic (loss) per share:	$(122,748)	33,893,968	$(0.004)
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities*
Stock options		-
Warrants		-
Diluted (loss) per share	$(122,748)	33,893,968	$(0.04)

For the nine months ended March 31, 2009	Net Income	Shares	Per Share
Basic (loss) per share:	$(7,174,308)	26,350,098	$(0.27)
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities*
Stock options		-
Warrants		-
Convertible Preferred Shares		-
Diluted (loss) per share	$(7,174,308)	26,350,098	$(0.27)

* As there is a loss, these securities are anti-dilutive.  The basic and diluted loss per share is the same for the nine months ended March 31, 2010 and 2009

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY

SFAS 130 (ASC 220) requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income.  The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, Omni, and EI use Pakistan Rupees; Abraxas uses the Australian Dollar, and NT Thai use the Baht as the functional currencies.  NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. Dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses, classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet, were $8,193,790 and $6,899,397 as of March 31, 2010 and June 30, 2009, respectively.  During the nine months ended March 31, 2010 and 2009, comprehensive gain (loss) in the consolidated statements of operations included translation loss of $(1,294,393) and $(4,036,926), respectively.

NOTE 6 – RESTRICTED CASH

The Company has certificates of deposits (CDs) in various configurations and maturity dates with Habib American Bank. The company used these CDs as collateral to secure a line of credit for $5.0 million through March 31, 2010. Once we return the used line of credit balances, the CDs will be restriction free. As of March 31, 2010, the restricted cash was $5,000,000.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of March 31	As of June 30
	2010	2009

Prepaid Expenses	$393,556	$316,437
Advance Income Tax	374,747	262,703
Employee Advances	70,548	18,698
Security Deposits	123,426	173,095
Advance Rent	-	261,993
Tender Money Receivable	280,244	294,211
Other Receivables	887,994	527,959
Other Assets	366,434	452,150
Total	$2,496,949	$2,307,246

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	As of March 31	As of June 30
	2010	2009

Office furniture and equipment	$943,790	$1,069,156
Computer equipment	6,890,938	6,975,575
Assets under capital leases	1,943,409	2,058,075
Building	2,340,263	2,446,564
Land	570,811	1,466,601
Capital work in progress	1,917,003	756,945
Autos	571,197	308,925
Improvements	165,453	170,973
Subtotal	15,342,865	15,252,814
Accumulated depreciation	(6,885,242)	(6,066,651)
	$8,457,622	$9,186,163

For the nine months ended March 31, 2010, and 2009, fixed asset depreciation expense totaled $1,117,045, and $1,391,867, respectively.  Of these amounts, $794,603 and $877,829, respectively, are reflected as part of cost of goods sold.

NetSol PK has been enhancing its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs.  The balance in capital work-in-progress for March 31, 2010 and June 30, 2009, was $1,917,003 and $756,945, respectively. During the nine months ended March 31, 2010, the Company has capitalized $125,351 in capital work in progress being the borrowing cost incurred on the project. The capital work in progress of $1,917,003 consists of $927,366 against an advance for acquisition of land in NetSol PK.

Due to development work in the area in which Lahore office of NetSol PK is situated, the Government of Punjab has acquired land from NetSol PK on which it has accounted for a loss of $226,906 during the nine months period ended March 31, 2010.

Assets acquired under capital leases were $1,943,409 and $2,058,075 as of March 31, 2010 and June 30, 2009, respectively.  Accumulated amortization related to those leases was $614,681 and $443,992 for the periods ended March 31, 2010 and June 30, 2009, respectively.

NOTE 9 - INTANGIBLE ASSETS

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

Product licenses and customer lists were comprised of the following:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2009 - cost	$25,042,331	$5,804,057	$30,846,388
Additions	4,598,160	-	4,598,160
Effect of translation adjustment	(2,570,159)	-	(2,570,159)
Accumulated amortization	(10,578,195)	(5,012,017)	(15,590,212)
Net balance - March 31, 2010	$16,492,134	$792,040	$17,284,174

Intangible assets - June 30, 2008 - cost	$18,992,284	$5,451,094	$24,443,378
Additions	6,050,047	352,963	6,403,010
Effect of translation adjustment	(1,880,317)	-	(1,880,317)
Accumulated amortization	(9,359,407)	(4,460,038)	(13,819,445)
Net balance - June 30, 2009	$13,802,607	$1,344,019	$15,146,626

Amortization expense for:
Nine months ended March 31, 2010	$1,323,599	$551,979	$1,875,578
Nine months ended March 31, 2009	$1,243,430	$530,396	$1,773,826

The above amortization expense includes amounts in “Costs of Goods Sold” for capitalized software development costs of $856,073 and $738,024 for the nine months ended March 31, 2010 and March 31, 2009, respectively.  At March 31, 2010 and 2009, product licenses, renewals, enhancements, copyrights, trademarks, and trade names, included unamortized software development and enhancement costs of $12,471,018 and $8,712,710, respectively, as the development and enhancement is yet to be completed.

Amortization expense of intangible assets over the next five years for those which are fully developed and are being amortized is as follows:

	FISCAL YEAR ENDING
Asset	3/31/11	3/31/12	3/31/13	3/31/14	3/31/15	TOTAL
Product Licences	$1,326,575	$999,289	$656,076	$509,740	$358,748	$3,850,428
Customer Lists	501,860	290,180	-	-	-	792,040

	$1,828,435	$1,289,469	$656,076	$509,740	$358,748	$4,642,468

There were no impairments of the goodwill asset during the nine months ended March 31, 2010 and 2009.

NOTE 10 – OTHER ASSETS

During the fiscal year ended June 30, 2009, our North American operations moved its location from Burlingame to Emeryville. As part of the lease agreement, the Company was required to pay two months of rental payments as a security deposit. The security deposit was utilized by the landlord against non-payment of rent by the Company. The deposit was not replenished and accordingly, there was no security deposit balance as on March 31, 2010.

NOTE 11 – INVESTMENT UNDER EQUITY METHOD

On April 10, 2009, the Company entered into an agreement to form a joint venture with the Atheeb Trading Company, a member of the Atheeb Group (“Atheeb”).  The joint venture entity Atheeb NetSol Saudi Company Ltd., is a company organized under the laws of the Kingdom of Saudi Arabia.  The venture was formed with an initial capital contribution of SR 1,002,000 by the Company and SR 998,000 by Atheeb with a profit sharing ratio of 50.1:49.9 respectively. The final formation of the company was completed on March 7, 2010. As per FASB ASC 323-10-15-8) (formerly APB 18, par. 17), the company uses the equity method for accounting the investment as it has not established control over the affairs of Atheeb NetSol Limited due to its minority representation on the board of directors.

The Company's investment in equity for the nine months ended March 31, 2010 is shown as follows:

Initial investment in Atheeb at cost		$268,000
Net loss for the period	(47,872)
NetSol's share (50.1%)		(23,984)

Total Investment in equity		$244,016

The Company's loss from equity investment for the nine months ended March 31, 2010 is shown as follows:

Net loss of Atheeb	47,872

Percentage of ownership in Atheeb	50.1%

Loss from equity investment	$23,984

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	As of March 31	As of June 30
	2010	2009

Accounts Payable	$1,356,653	$1,654,974
Accrued Liabilities	2,332,212	1,757,282
Accrued Payroll	82,969	8,152
Accrued Payroll Taxes	268,814	487,180
Interest Payable	418,223	985,911
Deferred Revenues	57,946	16,388
Taxes Payable	126,019	196,379
Total	$4,642,835	$5,106,266

NOTE 13 - DEBTS

A)  LOANS AND LEASES PAYABLE

Loans and leases payable consist of the following:

	As of March 31	Current	Long-Term
Name	2010	Maturities	Maturities

D&O Insurance	$48,272	$48,272	$-
E&O Insurance	27,842	$27,842
Habib Bank Line of Credit	5,572,313	5,572,313	-
Bank Overdraft Facility	33,356	33,356	-
HSBC Loan	112,616	112,616	-
Term Finance Facility	1,181,754	295,438	886,316
Subsidiary Capital Leases	1,413,398	1,044,690	368,709
Lease abandonment liability	867,583	-	867,583
	$9,257,134	$7,134,527	$2,122,607

	As of June 30	Current	Long-Term
Name	2009	Maturities	Maturities

D&O Insurance	$31,288	$31,288	$-
E&O Insurance	22,656	22,656	-
Habib Bank Line of Credit	4,966,597	4,966,597	-
Bank Overdraft Facility	229,883	229,883	-
HSBC Loan	330,667	292,542	38,125
Term Finance Facility	1,229,379	153,672	1,075,707
Subsidiary Capital Leases	1,602,093	511,192	1,090,901
	$8,412,563	$6,207,830	$2,204,733

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $753,600 was converted into a loan payable with a maturity of three years.  The interest rate is 7.5% with monthly payments of £15,558 or approximately $23,449. The loan outstanding as of June 30, 2009, was £200,162 or $330,667; of this amount $292,542 was classified as current maturities and $38,125 as long-term debt.  During the nine month period ended March 31, 2010, £125,443 or approximately $189,068, was paid on the principal of this note and £5,417 or approximately $8,165 was paid in interest.  The loan outstanding, as of March 31, 2010, was £74,719 or $112,616 which is classified as current maturities.

In February 2010, the Company renewed its Directors’ and Officers’ (“D&O”) liability insurance for which the annual premium is $102,936.  The Company arranged financing with AIICO Inc. with a down payment of $30,879 with the balance to be paid in six monthly installments of $12,216 each.  The Company also financed the previous year’s D&O liability insurance.  The balance owing on the previous year’s premium as of June 30, 2009 was $31,288, this balance was paid by the end of the quarter ended December 31, 2009.  The balance owing on the current year’s annual premium at March 31, 2010 was $48,272.

In January 2010, the Company purchased an Errors and Omissions (“E&O”) liability insurance for an annual premium of $59,371.  The Company arranged financing with AIICO Inc. with a down payment of $17,810 with the balance to be paid in six monthly installments of $7,046 each.  The balance on this year’s policy as of March 31, 2010 was $27,842.  The balance owing on the previous year’s E&O policy as of June 30, 2009 was $22,656.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank.  Fiscal year end June 30, 2008 balance was $1,501,998.  During the year ended June 30, 2009, $3,683,769 was drawn down on this line of credit and $414,167 was repaid.  The interest rate on this account is variable and was 4.571% at June 30, 2009.  Interest paid during the year ended June 30, 2009 was $194,988 and the balance was $4,966,597. During the nine months ended March 31, 2010, the Company increased the line of credit and an additional $4,320,534 was drawn down and $3,577,867 of principal and $136,952 of interest was paid.  The interest rate, as of March 31, 2010, was 3.23% and the balance was $5,572,313.

During the year ended June 30, 2008, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000.  The annual interest rate is 3.25% over the bank’s sterling base rate, which is currently 5.00%, for an effective annual rate of 8.25%.  As of June 30, 2009, NTE had used £139,154 or approximately $229,883.  At the end of nine months ended March 31, 2010, the balance was £22,131 or approximately $33,356.

The Company’s Pakistan based subsidiary, NetSol PK, availed a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 200,000,000 or approximately $2,398,369 (secured by the first of Rs. 580 million over the land, building and equipment of the company).  The interest rate is 3% above the six months Karachi Inter Bank Offering Rate.  As on June 30, 2009, the subsidiary had used Rs. 100,000,000 or approximately $1,229,379 of which $1,075,707 was shown as long term liabilities and the remainder of $153,672 as current maturity.  As of the nine months ended March 31, 2010, the Company has used Rs. 100,000,000 or approximately $1,181,754 of which $886,316 is shown as long term liabilities and the remainder of $295,438 as current maturity.

In 2008, the Company’s North American subsidiary, NTNA, had acquired an office space in Emeryville on a long term lease. However, due to the unprecedented recession in the year 2009, the company decided to cut costs by vacating the Emeryville office in October 2009 by terminating the lease. According to the requirements of SFAS 146 (ASC 420), the Company accounted for lease abandonment charge of $1,076,347 in the quarter ended December 31, 2009. However, as the vacated space has been leased by another company in the current quarter, an adjustment of $208,765 is made in the lease abandonment charge already provided in December 2009 resulting in reduction of the liability to $867,583 as of March 31, 2010.

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

•	Level 3 inputs to the valuation methodology are unobservable and insignificant to the fair value measurement.

The Company’s Lease Abandonment Liability is carried at fair value totaling $867,583 and zero as of March 31, 2010 and June 30, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for this liability, as their fair values were determined based on various assumptions.

	Fair Value as of March 31, 2010	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3

Lease Abandonment Liability	$867,583		$867,583

CAPITAL LEASE OBLIGATIONS

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2013.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.  The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves.  Depreciation of assets under capital leases is included in depreciation expense for the nine months ended March 31, 2010 and 2009.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2010:

	As of March 31, 2010	As of June 30, 2009
Minimum Lease Payments
		-
Due FYE 3/31/11	$1,078,147	$545,992
Due FYE 3/31/12	300,046	505,004
Due FYE 3/31/13	148,422	432,545
Due FYE 3/31/14		201,490
Due FYE 3/31/15		176,512
Total Minimum Lease Payments	1,526,616	1,861,543
Interest Expense relating to future periods	(113,217)	(259,450)
Present Value of minimum lease payments	1,413,399	1,602,093
Less: Current portion	(1,044,690)	(511,192)
Non-Current portion	$368,708	$1,090,901

Following is a summary of fixed assets held under capital leases:

	As of March 31, 2010	As of June 30, 2009

Computer Equipment and Software	$594,343	$607,394
Furniture and Fixtures	833,001	733,277
Vehicles	213,849	310,021
Building Equipment	302,216	407,383

Total	1,943,409	2,058,075
Less: Accumulated Depreciation	(614,681)	(443,992)
Net	$1,328,728	$1,614,083

B)  LOANS PAYABLE -BANK

The Company’s Pakistan subsidiary, NetSol PK, has a loan with a bank, secured by a first lien, amount to Rs. 285.71 million on NetSol PK’s current assets including stocks, receivables and book debts.  The note consists of the following

For the nine months ended March 31, 2010:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	8.50%	$2,363,507

Total			$2,363,507

For the year ended June 30, 2009:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,458,757

Total			$2,458,757

C)  OTHER PAYABLE – ACQUISITION

McCue Systems – (now NetSol Technologies North America, Inc.)

As of March 31, 2010, Other Payable – Acquisition consideration payable consists of total payments of $103,226 due to the shareholders of McCue Systems which are unidentifiable or have not been located to date.

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

NOTE 14 – DIVIDEND PAYABLE

PREFERRED SHAREHOLDERS

The Company had issued Series A 7% Cumulative Convertible Preferred Stock under which dividends were payable (see Note 16).  The dividend was to be paid quarterly, either in cash or stock at the Company’s election.  On August 18, 2009, the Company redeemed all outstanding shares of Preferred Stock (1,920 shares).  The amount of dividend payable as of March 31, 2010 and June 30, 2009 was NIL and $44,409 respectively.

NOTE 15 – CONVERTIBLE NOTE PAYABLE

On July 23, 2008, the Company entered into a Convertible Note with three investors with a total value of $6,000,000. The note matures in 3 years and has an interest rate of 7% per annum that is payable semi-annually. The note had an original conversion price of $3.00 per share. The fair market value of the shares at the date of signing was $2.90; therefore, no beneficial conversion feature expense was recorded on the transaction. No warrants were issued in connection with this note. The Convertible Note contains full-ratchet, anti-dilution protection.  However, despite this protection, at no time shall the Company issue shares as part of a conversion or other event contained in the Convertible Note where the resulting issuance would require issuance in violation of NASDAQ rules.

In January 2009, the Company entered into a waiver agreement (the “Waiver”) with holders of the Convertible Notes (the “Holders”) to modify the terms and conditions of the original note.  Under the Waiver, Holders waived their right to full-ratchet, anti-dilution protection as to strategic investors only for a period of 18 months from the date of the Waiver and permanently waived participation in future financings in consideration of a new conversion rate of $0.78 per common share and four equal quarterly cash installment payments from the Company of $250,000 each, beginning on January 2009.  Since this was an extinguishment of the existing contract, the Company accounted for beneficial conversion feature (“BCF) of $230,769 which is being amortized over the remaining life of the contract. The Company accrued $1,000,000 under the Waiver as loss on extinguishment of debt in the fiscal year ended June 30, 2009.

The Convertible Notes entered into by and between the Company and the Holders includes certain conditions.  Specifically, the Convertible Notes do not permit interest to be paid in shares of common stock if, at the time the interest is due the Equity Conditions, as defined therein, are not met, or there has been an Event of Default.  In such instances, the Company must make cash interest payments.  So long as the principal is due, the Company may not, without prior approval of 75% of the Holders, incur indebtedness senior to the Holders.  A failure to follow this covenant would result in an Event of Default.  If an Event of Default occurs and is continuing with respect to any of the Notes, the Holder may declare all of the then outstanding principal amount of this note and all other notes held by the Holder, including any interest due thereon, to be due and payable immediately.  In the event of such acceleration, the Notes held by the Holder (plus all accrued and unpaid interest, if any) and (2) the product of (A) the highest closing price for the five (5) trading days immediately preceding the Holder’s acceleration and (B) the Conversion Ratio.  In either case, the Company shall pay interest on such amount in cash at the Default Rate to the Holder if such amount is not paid within 7 days of the Holder’s request.  The remedies under this Note shall be cumulative.  Failure to comply with the terms of the Note, the Purchase Agreement and the Investor Rights Agreement may result in an Event of Default hereunder.  These notes carry anti-dilution clauses and, due to the issuance of $2,000,000 notes at a conversion price of $0.63 in August 2009, the conversion price of these notes was also adjusted downwards to $0.63 resulting in an additional BCF of $715,518. As of March 31, 2010, the total amount amortized for these notes was $341,645.

On August 14, 2009, one of the Holders of the Convertible Notes elected, pursuant to the terms therein to convert $200,000 worth of principal value of the notes into 317,460 shares of common stock.  This conversion reduced the total principal of the Convertible Notes to $5,800,000.  On October 12, 2009, three of the Holders of the Convertible Notes elected, pursuant to the terms therein, to convert principal and interest due thereon into a total of 809,393 shares of common stock.  On December 21, 2009, one of the Holders of the Convertible Notes elected, pursuant to the terms therein, to convert principal and interest due thereon into a total of 822,077 shares of common stock.  This conversion reduced the total principal of the Convertible Notes to $4,800,000.  On February 19, 2010, one of the Holders of the Convertible Notes elected, pursuant to the terms therein, to convert principal and interest due thereon into a total of 400,606 shares of common stock.  This conversion reduced the total principal of the Convertible Notes to $4,550,000.

On August 11, 2009, the Company entered into Convertible Notes with a principal value of $2,000,000, bearing interest at 9% per annum and convertible in one year at an initial conversion price of $0.63 per share (the “2009 Convertible Notes”).  The 2009 Convertible Notes are with the same two accredited investors who were the remaining Series A 7% Cumulative Convertible Preferred Stockholders.  The proceeds of the 2009 Convertible Notes were used exclusively for the redemption of the Series A 7% Cumulative Convertible Preferred Stockholders. The Company accounted for a BCF of $1,428,571 which will be amortized over the life of the contract.

 As on March 31, 2010, the total amount of BCF amortized for these notes was $1,253,582. Both of these convertible notes are recorded as net of unamortized BCF of $982,610 at March 31, 2010. During the nine month period ended March 31, 2010, interest was accrued in the amount of $620,186 on these Convertible Notes.

From March 10 to March 23, 2010, the Company entered into convertible promissory notes with five accredited non-U.S. investors.  These investors had pre-existing investor relationships with the Company.  The notes bear a total principal value of $1,500,000 and are due in full on the anniversary of each note.  The notes are convertible into shares of common stock of the Company at the rate of $1.15 per share and interest at the rate of 8% per annum payable at maturity.  The maturity date of the notes may be extended an additional year at the holders' and Company’s agreement. The fair market value of the shares at the date of signing was $0.90; therefore, no BCF expense was recorded on the transaction. These notes are classified as current maturity in the balance sheet.

Issue Date	Balance net of BCF as on March 31, 2010	Current Portion	Long Term

Jul-08	4,084,024	-	4,084,023
Aug-09	1,483,366	1,483,365	-
Mar-10	1,500,000	1,500,000	-

Total	7,067,390	2,983,366	4,084,024

NOTE 16 - STOCKHOLDERS’ EQUITY

EQUITY TRANSACTIONS

PREFERRED STOCK

On October 30, 2006, the convertible notes payable (see note 14) were converted into 5,500 shares of Series A 7% Cumulative Convertible Preferred Stock.  The preferred shares are valued at $1,000 per share or $5,500,000.  The preferred shares were convertible into common stock at a rate of $1.65 per common share.  The total shares of common stock that were issuable under these Series A Preferred Stock was 3,333,333.  On January 19, 2007, the Form S-3 statement to register the underlying common stock and related dividends became effective.  As of June 30, 2008 a total of 3,580 of the preferred shares had been converted into 2,169,694 shares of the Company’s common stock.  On August 18, 2009, the Company redeemed all outstanding shares of Preferred Stock (1,920 shares) of the Series A 7% Cumulative Convertible Preferred Stock. As of March 31, 2010, there were no shares of preferred stock outstanding.

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

BUSINESS COMBINATIONS

On October 31, 2008, the Company entered into an agreement to purchase 100% of the membership interests of Ciena Solutions, LLC, a California limited liability company.  Under the terms of the agreement, the Company paid a deposit of $350,000 to the members for the purchase with the full purchase price to be determined based on the performance of the business unit over the next four years.  No assets or liabilities were acquired by the Company at the acquisition, excluding the rights to the existing contracts.  As the effects of this transaction are insignificant to the consolidated financial statements, no pro forma information has been provided. Ciena Solutions, LLC has been merged into NTNA.

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

2)
Consideration after the conclusion of the second full year of operations, July 1, 2009 to June 30, 2010 (“Fiscal Year 2”) will be comprised of 25% of the lesser of:  Ciena’s EBIDTA Year 2 multiplied by 4.5 or the Gross Revenue of Ciena for Fiscal Year 2 multiplied by .75 less those capitalized costs incurred by NetSol and/or its subsidiaries for the benefit of Ciena and less three hundred fifty thousand dollars ($350,000).  If the consideration is a negative number, that negative number shall carry-over to the pay-out for Fiscal Year 3.  All numbers shall be based on the audited Fiscal Year 2 financial statements.  Payment  are to  be made; a) 50% shall be payable in restricted common stock of NetSol at the 30 day VWAP as of June 30, 2010, in accordance with the VWAP Calculation, and; b) 50% in U.S. Dollars.

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

NTPK (THAILAND) CO. LIMITED

The Company formed a company under the laws of Thailand, NTPK (Thailand) Company Limited, as an Amity Treaty Company.  While formally completed during the quarter ended March 31, 2010, registration of the Company was recorded retroactively to the date of submission of all final documents, or December 18, 2009.  The Company was formed with an initial contribution of 4 million baht or $123,258.

SERVICES, ACCRUED EXPENSES, AND PAYABLES

In July 2009, a total of 20,000 shares of restricted common stock were issued for services rendered to the independent members of the Board of Directors as part of their board compensation.  The issuances were approved by both the compensation committee and the board of directors.

In August 2009, one of the holders of the $6 million convertible note converted $200,000 worth of principal from the note into 317,460 shares of common stock all according to the terms of the original note.

In August 2009, a total of 361,931 shares of restricted common stock were issued to 3 consultants in exchange for services to the Company. These shares were valued at the fair market value of $162,419, pursuant to ASC 505-50.

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

In February 2010, 30,000 shares were issued to an accredited consultant in exchange for services rendered.

In February 2010, a total of 40,000 shares of restricted common stock were issued for services rendered to the independent members of the Board of Directors as part of their board compensation.  The issuances were approved by both the compensation committee and the board of directors.  These shares were issued in reliance on exemptions from registration available under Regulation S and D of the Securities Act of 1933, as amended.

In February 2010, a holder of a convertible note with the Company converted principal and interest of the note into 400,606 shares of common stock of the Company, consistent with the terms of the convertible note.

In March 2010, two employees were issued 12,500 shares each as required according to the terms of their employment agreements.

In March 2010, 30,000 shares were issued to a consultant in exchange for services rendered.

STOCK SUBSCRIPTION RECEIVABLE

Stock subscription receivable represents stock options exercised and issued that the Company has not yet received the payment from the purchaser as they were in processing when the quarter ended.

The balance at June 30, 2009 was $842,619. During the nine months ended March 31, 2010, $754,509 was collected and $2,019,850 of new receivables was issued. The balance at March 31, 2010 was $2,107,960.

TREASURY STOCK

On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  During the year ended June 30, 2008, the Company had repurchased a total of 13,600 shares on the open market valued at $25,486.  The balance as of June 30, 2008 was $35,681.  In September 2008, the stock repurchase plan was extended an additional 6 months.  During the year ended June 30, 2009, the Company purchased an additional 208,900 shares on the open market valued at $360,328.  The balance as of June 30, 2009 and March 31, 2010 was $396,008.  The stock repurchase plan expired on March 24, 2009.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees. During the nine months ended March 31, 2010, Company’s Pakistan based subsidiary, NetSol PK, also issued certain options to purchase its shares to its employees.

Common stock purchase options and warrants consisted of the following:

OPTIONS:		Exercise	Aggregated
Issued by the Company	# shares	Price	Intrinsic Value

Outstanding and exercisable, June 30, 2008	6,072,425	$0.75 to $5.00	$1,717,608
Granted	2,351,500	$0.30 to $1.65
Exercised	(717,008)	$0.30 to $2.50
Expired	-
Outstanding and exercisable, June 30, 2009	7,706,917	$0.30 to $5.00	$-
Granted	250,000	$0.75
Exercised	(250,000)	$0.75
Expired	-
Outstanding and exercisable, March 31, 2010	7,706,917	$0.30 to $5.00	$396,720

Issued by NTPK

Outstanding and exercisable, June 30, 2009	-
Granted	4,350,000	$0.20
Exercised	-
Expired	-
Outstanding , March 31, 2010	4,350,000	$0.20	$628,599

WARRANTS:
Outstanding and exercisable, June 30, 2008	1,992,314	$1.65 to $3.70	$1,206,095
Granted	-
Exercised	(51,515)	$1.93
Expired	(163,182)	$2.20 to $3.30
Outstanding and exercisable, June 30, 2009	1,777,617	$1.65 to $3.70	$-
Granted	1,226,552	$0.63
Exercised	-
Expired	(288,980)	$3.30
Outstanding and exercisable, March 31, 2010	2,715,189	$0.63 to $3.70	$476,191

The following is a summary of the status of options and warrants outstanding at March 31, 2010, for both the Company and NetSol PK:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
Issued by the Company
$0.01 - $0.99	1,806,000	8.72	0.65
$1.00 - $1.99	2,045,917	5.32	1.88
$2.00 - $2.99	3,055,000	5.04	2.69
$3.00 - $5.00	800,000	4.06	4.24

Totals	7,706,917	5.88	2.16

Issued by NetSol PK
$0.20	4,350,000	9.21	0.20

WARRANTS:
$1.00 - $1.99	2,702,689	2.07	0.94
$3.00 - $5.00	12,500	1.51	3.70

Totals	2,715,189	2.06	0.96

Options issued by NetSol PK are convertible into its own shares which will have no impact on the outstanding number of shares of the Company.

OPTIONS

During the nine months ended March 31, 2010, the Company granted 250,000 options to two employees with an exercise price of $0.75 per share and an expiration date of 1 year, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $71,238 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.56%
Expected life	1 year
Expected volatility	56%

During the nine months ended March 31, 2010, NetSol PK granted 4,350,000 options of NetSol PK to its core employees with an exercise price of $0.20 (PKR 16.42) per share and an expiration date of 10 years, out of which only 40% will be vested after the completion of the first year. Using the Black-Scholes method to value the options, the Company recorded $20,448 in compensation expense for the nine months for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	4.35%
Expected life	10 years
Expected volatility	64.82%

During the nine months ended March 31, 2009, 20,000 options were granted to two officers with an exercise price of $1.60 per share and an expiration date of ten years, vesting immediately.  Using the Black-Scholes method to value the options, the Company recorded $24,320 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	4.5%
Expected life	10 years
Expected volatility	65%

During the nine months ended March 31, 2009, the Company granted 100,000 options to an employee with an exercise price of $1.65 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $89,700 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.0%
Expected life	.25 years
Expected volatility	106%

During the nine months ended March 31, 2009, the Company granted 45,000 options to two employees with an exercise price of $0.75 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $8,100 in compensation expense for these options in the accompanying consolidated financial statements.

The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.0%
Expected life	.25 years
Expected volatility	141%

On March 9, 2009, the Company entered into a consulting agreement whereby the consultant, in exchange for the services set forth in the agreement, would receive shares of common stock of the Company as compensation.  A total of 300,000 shares were issued as an incentive for signing the agreement and for acting to facilitate the joint venture with the Atheeb Group. These shares of common stock bear the standard restrictive legend.

WARRANTS

Due to the full ratchet anti-dilution protection clauses of the warrant agreements, the Company is required to reduce the warrant exercise price of two warrant holders resulting in a corresponding increase in the number of shares of common stock underlying the warrants by 1,226,552 during the nine months ended March 31, 2010.

During the nine months ended March 31, 2009, the Company issued 324,008 shares of its common stock for the exercise of options valued at $555,493.

During the nine months ended March 31, 2009, the Company issued 51,515 shares of its common stock for the exercise of warrants valued at $99,424.

 NOTE 17 - SEGMENT INFORMATION

The Company has identified three global regions or segments for its products and services; North America, Europe, and Asia-Pacific.  Our reportable segments are business units located in different global regions.  Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location.  We account for intercompany sales and expenses as if the sales or expenses were to third parties and eliminate them in the consolidation.  The following table presents a summary of operating information and certain balance sheet information for the nine months ended March 31, 2010 and March 31, 2009:

	2010	2009
Revenues from unaffiliated customers:
North America	$4,357,077	$4,045,050
Europe	4,306,032	3,339,633
Asia - Pacific	17,411,727	12,210,314
Consolidated	$26,074,837	$19,594,997

Operating income (loss):
Corporate headquarters	$(3,604,522)	$(3,189,499)
North America	(238,867)	(1,507,871)
Europe	901,192	(1,906,413)
Asia - Pacific	8,359,854	657,693
Consolidated	$5,417,656	$(5,946,090)

Net income (loss) after taxes and before minority interest:
Corporate headquarters	$(5,709,382)	$(4,649,335)
North America	(286,254)	(1,585,872)
Europe	876,675	(1,939,738)
Asia - Pacific	8,231,306	1,972,876
Consolidated	$3,112,344	$(6,202,069)

Identifiable assets:
Corporate headquarters	$18,389,874	$18,096,654
North America	2,511,971	3,064,557
Europe	3,682,922	4,222,619
Asia - Pacific	44,792,986	35,249,680
Consolidated	$69,377,753	$60,633,510

Depreciation and amortization:
Corporate headquarters	$1,012,977	$1,079,174
North America	404,879	347,745
Europe	483,988	480,695
Asia - Pacific	1,090,781	1,184,520
Consolidated	$2,992,623	$3,092,134

Capital expenditures:
Corporate headquarters	$-	$1,019
North America	19,611	97,404
Europe	104,522	43,448
Asia - Pacific	1,333,917	1,359,636
Consolidated	$1,458,050	$1,501,508

Net revenues by our various products and services provided are as follows:

	For the Nine Months
	Ended March 31,
	2010	2009
Licensing Fees	$9,515,338	$3,502,632
Maintenance Fees	5,327,852	4,771,519
Services	11,231,648	11,320,846
Total	$26,074,837	$19,594,997

NOTE 18 – NON-CONTROLLING INTEREST

The Company had non-controlling interests in several of its subsidiaries.  The balances of the non-controlling interests are as follows:

SUBSIDIARY	Non-Controlling Interest balance as at March 31, 2010	Non-Controlling Interest balance as at June 30, 2009

NetSol PK	$7,764,227	$5,128,185
EI	1,271,810	1,235,805
Connect	2,520	19,320

Total	$9,038,556	$6,383,310

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

For the nine months ended March 31, 2010 and 2009, the subsidiary had net income of $7,476,567 and $1,762,391, of which $3,143,149 and $728,220 respectively, was recorded against the non-controlling interest.  Foreign currency translation adjustment to non-controlling interest for the nine months ended March 31, 2010 and 2009 was $507,108 and $1,887,698 respectively. The balance of the non-controlling interest at March 31, 2010 was $ 7,764,227.

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

For the nine months ended March 31, 2010 and 2009, the subsidiary had net income of $222,791 and $556,127, of which $111,173, and $277,507 was recorded against the non-controlling interest, respectively. Foreign currency translation adjustment to non-controlling interest for the nine months ended March 31, 2010 and 2009 was $75,170 and $198,556 respectively. The balance of the non-controlling interest as at March 31, 2010 was $ 1,271,810.

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

For the nine months ended March 31, 2010 and 2009, the subsidiary had net loss of $38,534 and of $67,111, respectively, of which $19,228 and $33,489 respectively, was recorded against the non-controlling interest. Foreign currency translation adjustment to non-controlling interest for the nine months ended March 31, 2010 and 2009 was $2,428 and $63,787 respectively. The balance of the non-controlling interest at March 31, 2010 was $2,520.

NOTE 19 - SUBSEQUENT EVENTS

On April 23, 2010, the shareholders of the Company approved the modification of warrants issued to two investors who participated in a private placement consisting of shares of common stock and warrants in 2007.  The warrants have full ratchet, anti-dilution protection resulting after the adjustment of the warrant exercise price to $.31 per share in a corresponding adjustment of the number of shares into which the warrants may be exercised to a total of 4,032,258.

 Item 2.        Management's Discussion and Analysis

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31, 2010.

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

Founded in 1996, NetSol is headquartered in Calabasas, California. NetSol also has operations and/or offices in: Horsham, United Kingdom; Alameda, California, USA; Beijing, China; Lahore, Islamabad and Karachi, Pakistan; Bangkok, Thailand and Riyadh, Kingdom of Saudi Arabia.

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

In addition to services, our product offerings are fashioned to provide a Best Product for Best Solution model.  Our offerings include our flagship global solution, NetSol Financial Suite (NFS)™. NFS™, a robust suite of five software applications, is an end-to-end solution, fully integrated systems for lease, finance and broader rental industries with complete leasing and finance cycle starting from quotation origination through end of contract. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle.  NFS™ is a result of more than eight years of effort resulting in over 60 modules grouped in five comprehensive applications. These five applications are complete systems in themselves and can be used independently to exhaustively address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.  NetSol recently added LeaseSoft Fleet Management System (FMS) and a Point of Sale (POS) system.  The Company is expanding NFS™ from an asset based solution to also include a comprehensive lending based solution.  Management believes this will open up a broader and more lucrative global market opportunity to the Company.

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

In additional to this expansion of SAP-centric integration consulting and services, this practice has developed smartOCI™ a software as a service offering (SaaS) which is a business to business web based cross catalogue search engine focused on enhancing SAP-centric procurement activities.

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

The Company maintains offices in Alameda, California for North America and the parent headquarters in Calabasas, California; Horsham, United Kingdom, for Europe; and, our “center of excellence” operation in Lahore, Pakistan for Asia Pacific. The Company continues to maintain services or products and specific sales offices in China, Thailand and Pakistan and will set up such offices in any other country on an as needed basis. The most recent location in Riyadh, Saudi Arabia was established as part of the NetSol Atheeb Group joint venture.

PLAN OF OPERATIONS

Management undertook major steps to counter the deep effect of global recession and in anticipation of economic recovery, such as:

●	Downsized the NTNA office in both cost and size by moving from Emeryville to Alameda, California. This annual reduction in rent would save an estimated $5 million over five years.

●	Implemented further cost rationalization in every subsidiary by further improving cost efficiencies and economies of scale.

●
Improved NetSol Financial Suite™ (NFS™)–NetSol’s suite of products, in its flexibility, robustness and compatibility to become a leading-edge solution for global markets. The new generation of NFS to be beta tested and rolled out regionally in North American markets.

●
Increased capital investment in main infrastructure to support the positive turn around in global economy for next two years. This will position NetSol strategically to manage the growth in 2011 and thereafter.

●
In fiscal 2009, the Company restructured the corporate finance team at the headquarters by promoting Mr. Boo-Ali Siddiqui, CFO of NetSol PK (a 5 year veteran with NetSol), to global CFO for NetSol Technologies, Inc. In addition, the Company added an experienced controller to support the newly appointed CFO.

●
The concept of Global Delivery model was successfully implemented in 2009 with local delivery and clients support in each major market. This model has further matured and streamlined in 2010 resulting in improved gross margins as well as effective training and transfer of domain expertise and knowledge. In essence the concept of BestShoring model is effectively being executed.

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

●
The Company appointed Mr. Imran Haider as the new Chief Operating Officer for NTNA  The new COO brings broad experience and extensive product knowledge as an 8 year veteran in the NetSol APAC region. Mr. Haider is one of the most senior and accomplished business executive with NetSol.

●
While some marketing and new project activities were slowed down due to the poor economy, the Company’s new product research and development activities have increased. Management’s vision is that a one product, global solution, will place NetSol in the next level of critical mass solutions providers.

●	Marketing and sales efforts are now accelerated to effectively generate new leads and ramp up business going into 2011.

Business Development Activities:

•
Earlier in 2009, NetSol signed a joint venture agreement with a major Saudi Arabian business conglomerate representing a major break-through for the Company.  The joint venture is a relationship between NetSol Technologies, Inc. and the Atheeb Group (“Atheeb”) of the Kingdom of Saudi Arabia (“KSA”). NetSol owns 51% and Atheeb Trading Company owns 49% of the newly created Atheeb NetSol Saudi Company, Ltd.  based in Riyadh, Saudi Arabia. Atheeb has been in operation since 1985 and has major businesses in defense, public works, telecom, financial, transportation and agriculture. By partnering with Atheeb through a joint venture, NetSol gains access to not only major local projects in key sectors but also to regional economies in the Gulf States, Central Asia and Africa. The influence and reputation of Atheeb in the KSA and regional markets is compelling, and NetSol expects to benefit handsomely in coming years. The joint venture will fully utilize NetSol PK’s Lahore based center of excellence, CMMi Level 5 technology campus. The first IT project was awarded to NetSol by Atheeb Group pending finalization of the formation of Atheeb NetSol Saudi Company Limited (ANSCL). The formation of ANSCL was complete in March 2010 and is expected to begin business activities in the region.

•
The ANSCL management team is led by Mr. Abdulaziz Alabad as CEO who was appointed along with senior operational management from NetSol and Atheeb. A seven member board was installed with three members each from NetSol and Atheeb, while the HRH Prince Abdulaziz B. Abdulaziz, CEO of Atheeb Group has been appointed as Chairman of ANSCL. The new company has already started the business development activities in the Kingdom of Saudi Arabia by participating in various public and private sector projects.

•
The acquisition of Ciena Solutions for the inclusion of SAP services has been effectively integrated with NetSol’s operations. Our new SAP services and offerings are being marketed to our existing US based clients and new markets to establish a key new vertical.   The US clients list includes a major energy utility company in California. Additionally, we believe a majority of NetSol global clients could benefit from SAP services and solutions. The Company has conducted beta testing of its product, smartOCI™, a search engine to expand its SAP product portfolio. The practice was recently awarded SAP PartnerEdge status as an SAP services partner. Smart OCI will be launched and demonstrated in Sapphire exposition in Orlando, Florida in May 16-19, 2010.

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

•
NetSol’s recent successes in China are proof of management’s anticipation of major growth in the Chinese market as China continues to have the strongest economic indicators amongst the major industrial countries. China is the third largest economic power and its auto and banking sectors are growing at a dynamic pace, unlike the western markets. The small presence of NetSol in Beijing, China has started to grow to nearly 20 staff with hiring of both local and non-local personnel. Our current five multi-national customers in China have begun to expand their relationship with NetSol. We recently signed new deals with a multinational auto companies and with Minsheng Bank, one of the largest in China.   Management anticipates that the NFS™ products will demonstrate a noted break through with Chinese companies in coming months. While we are witnessing a surge for NFS™, the pipeline is growing very impressively with more than 9 major customers now.  Delivery and implementation for Minsheng Bank is expected in late May 2010.  Management believes this provides an excellent reference point to the large  banking sector in China.

•
NetSol has further expanded its footprint in South East Asia by growing its office and staff in the Bangkok office. Due to the growing demand of NFS™ in the region, the Company has formalized the registration of a NTPK (Thailand) Ltd., (NT Thai) to specifically cater to these growing opportunities in Thailand and the region.

•
After a slump in sales in UK and European markets, NTE recently won new contracts in the United Kingdom and the Netherlands. Although the NTE team has been effectively scaled down, we are encouraged with new enhancements and services requests by NTE’s existing clients in UK.

•
Launching successfully in Business Intelligence and Information Security verticals, as new practices. We foresee sound new revenues in this very lucrative market worldwide. NetSol is experiencing serious interest from Chinese companies for BI solutions.

•
Increased activity in some high valued public sectors projects in the provinces of Sindh and Punjab in Pakistan. NetSol PK has created a focused and dedicated team in Karachi and Islamabad to effectively participate in major IT and services related projects through public tendering process. As a highly regarded IT company in Pakistan, NetSol PK has been invited, on a prequalified basis, to bid on these high value contracts.

NetSol marketing activities will continue to:

•	Retain RedChip Companies, Inc. as its new investor relations firm anticipating a growth in new investor interest in the Company.
•	Revamp current websites to launch as a more dynamic, robust and highly functional marketing tool.
•	Encourage organic revenue growth in the Chinese market in the automobile, banking, manufacturing and captive leasing sectors.
•	Expand the Beijing office with new local Chinese staff and senior business development and project management teams.
•	Further penetrate the Asia Pacific markets by selling NetSol offerings in the key and robust markets of Australia, New Zealand, Singapore, Thailand, Indonesia, South Korea and, Japan.
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

•	NetSol SAP practice will enhance the revenue and add new customers for SAP consulting service, staffing & proprietary bolt-on software offerings while introducing the smartOCI™ product.
•	Expand and support the new and innovative road map of more capable and robust solutions to the existing 30 plus US customers.
•	Expand and win new customers in the Middle Eastern markets through the recently formed joint venture with Atheeb in the KSA. This will include sectors in leasing, banking, defense and public areas.
•	Optimize Lahore’s center of excellence in emerging and growing markets in Middle East.
•	Grow new revenues in public and defense sectors in emerging markets of the Middle East and Southeast Asia.

Investors Relations Activities:

•	The Company intends to explore all channels and options to improve visibility and achieve the minimum $1 bid price for continued listing before September 2010.
•
Retained RedChip Companies, Inc. as its new investor relations firm whose program includes expanded, non-deal road shows, radio interviews, virtual investors’ conferences with many new activities planned in 2010 and 2011.

•
Initiated a series of investor relations campaigns by attending several investor conferences including the Rodman & Renshaw’s annual conference in the United Kingdom in May 2010 along with plans to attend their conference in the US in September 2010.  Reaching out to new small cap funds, sell side analysts and institutions.  Continue to seek out new institutional investors through various investors conferences.

•	Seeking the participation of strategic value added business partners, such as joint venture partners, to invest in the Company and support their long term relationship with the Company.
•	Creating value propositions for strategic ownership by joint venture partners in the Middle East and China.

Improving the Bottom Line:

•	Further improve daily service and rate of delivery.
•	Carefully enhance pricing of NetSol solutions offerings worldwide.
•	Continue consolidation and reevaluating operating margins as an ongoing activity.
•	Streamline further cost of goods sold to improve gross margins to historical levels over 55% as sales ramp up.
•	Generate higher revenues per employee, enhance productivity and lower cost per employee.
•	Consolidate subsidiaries and integrate and combine entities to reduce overheads and employ economies of scale by best leveraging BestShoring® model.
•	Grow process automation and leverage the best practices of CMMi level 5. Global delivery concept and integration will further improve both gross and net margins.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Reduced General and Administrative expense and expenses of marketing programs.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect.  Key projects are being delivered on time and on budget and quality initiatives are succeeding, especially in maturing internal processes.

In a quest to continuously improve its quality standards, CMMi level companies are reassessed every three years by independent consultants under the standards of the Carnegie Mellon University to maintain its CMMi Level 5 quality certification.  NetSol will be reassessed sometime in 2010 to further improve its processes and internal procedures. We believe that the CMMi standards are a key reason in NetSol’s demand surge worldwide. We remain convinced that this trend will continue for all NetSol offerings promoting further beneficial alliances and increasing the number and quality of our global customers.  The quest for quality standards is imperative to NetSol’s overall sustainability and success.  In 2008, NetSol became ISO 27001 certified, a global standard and a set of best practices for Information Security Management.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	The global recession and consolidations have opened doors for low cost solution providers such as NetSol. The BestShoring® model of NetSol is a catalyst in today’s environment.

•	The global economic pressures and recession have shifted IT processes and technology to utilize both offshore and onshore solutions providers, to control the costs and improve return of investment.

•	China has become the third largest economy and has grown to over 9% GDP while other industrial nations have declined or grown marginally.

•	China’s automobile and banking sectors have been less affected by the global meltdown and in fact have outgrown all other economies with their recent automobile sales statistics.

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

•
The 30 year long term strategic planning to transform the Kingdom of Saudi Arabia into a most developed and diversified nation in the Middle East region, offers infinite opportunities. The KSA is one of the most well capitalized nations, with a massive cash surplus.

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

•
The recently passed Kerry-Lugar Aid Law, providing $7.5 billion in aid to Pakistan for improving security, education, infrastructure and law and order, will further help local and foreign companies operating in Pakistan.

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

•	Positive growth and resiliency indicators of the domestic economy in Pakistan (a cash based economy) will lead to renewed optimism for growth in local public and private sectors.

•
Our global multi-national clients have continued to pursue deeper relationships in newer regions and countries. This reflects our customers’ dependencies on and satisfaction with our NetSol Financial Suite™ of products.

•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan, there is a 15 year tax holiday on IT exports of services. There are 7 more years remaining on this tax incentive.

Negative trends/Risk Factors:

•	A potential domino effect of the Greek debt crisis prolonging the recession in the European economy.

•	Continued liquidity crunch and credit restrictions for consumers, resulting in corporate spending on IT budgets being curtailed or delayed and elongating decision making cycles.

•	Corporate earnings losses and liquidity crunch causing delays in the receivables from customers and partners.

•	Challenged US auto sectors, banking and retail sectors, thus resulting in longer sales and closing cycles.

•	Anticipated worsening US deficit and rise in inflation in coming years would further put stress on consumers and business spending.

•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

•	Pakistan’s struggle with militants and extremists as well as the domestic political unrest amongst the three major parties is a major challenge creating uncertainty about the country’s stability

•	Our customer, Toyota’s recall of several million vehicles and the likely negative effect of this recall on their projected sales in the coming months.

•	We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

CASH RESOURCES
We were successful in maintaining our cash position by the end of our fiscal year, June 30, 2009, with $4.4 million in cash worldwide. As of March 31, 2010, our cash position was $4.27 million worldwide.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets generated by the Company or any of its subsidiaries are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred tax assets resulting from the net operating losses are reduced in part by a valuation allowance.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  During the nine months ended March 31, 2010 and March 31, 2009, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CHANGES IN FINANCIAL CONDITIONS

Quarter Ended March 31, 2010 as compared to the Quarter Ended March 31, 2009:

Net revenues and income for the quarter ended March 31, 2010 and 2009 are broken out among the subsidiaries as follows:

	2010			2009
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$(1,892,939)	$-	0.00%	$(2,274,054)

North America:
NTNA	1,164,436	13.04%	298,578	1,434,775	28.56%	(541,195)
	1,164,436	13.04%	298,578	1,434,775	28.56%	(541,195)
Europe:
Netsol UK	-	0.00%	(74,961)	-	0.00%	(767,984)
NTE	934,316	10.46%	(49,404)	775,515	15.44%	(304,373)
	934,316	10.46%	(124,366)	775,515	15.44%	(1,072,357)
Asia-Pacific:
NetSol-PK	5,192,834	58.13%	1,348,737	2,014,972	40.11%	(1,171,401)
EI	500,653	5.60%	9,469	591,420	11.77%	78,986
Connect	123,233	1.38%	(7,515)	177,797	3.54%	(12,829)
Abraxas	22,484	0.25%	(22,963)	28,542	0.57%	(5,660)
NT Thai	995,000	11.14%	980,046	-	0.00%	-

	6,834,204	76.51%	2,307,774	2,812,731	56.00%	(1,110,904)

Total	$8,932,956	100.00%	$589,047	$5,023,021	100.00%	$(4,998,510)

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended March 31, 2010 and 2009 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2010		2009
		%		%
Net Revenues:
License fees	$3,644,809	40.80%	$324,845	6.47%
Maintenance fees	1,739,799	19.48%	1,664,492	33.14%
Services	3,548,348	39.72%	3,033,684	60.40%
Total revenues	8,932,956	100.00%	5,023,021	100.00%
Cost of revenues:
Salaries and consultants	2,154,369	24.12%	2,629,081	52.34%
Travel	222,136	2.49%	280,390	5.58%
Repairs and maintenance	43,364	0.49%	81,536	1.62%
Insurance	40,235	0.45%	43,478	0.87%
Depreciation and amortization	578,904	6.48%	532,099	10.59%
Other	416,931	4.67%	917,051	18.26%
Total cost of revenues	3,455,939	38.69%	4,483,635	89.26%
Gross profit	5,477,017	61.31%	539,386	10.74%
Operating expenses:
Selling and marketing	651,485	7.29%	629,145	12.53%
Depreciation and amortization	411,563	4.61%	501,239	9.98%
Bad debt expense	(3,236)	-0.04%	1,772,188	35.28%
Salaries and wages	746,095	8.35%	773,757	15.40%
Professional services, including non-cash compensation	242,177	2.71%	257,926	5.13%
Lease abandonment charges	(208,764)	-2.34%	-	0.00%
General and adminstrative	1,056,718	11.83%	862,623	17.17%
Total operating expenses	2,896,038	32.42%	4,796,878	95.50%
Income (loss) from operations	2,580,979	28.89%	(4,257,492)	-84.76%
Other income and (expenses)
Loss on sale of assets	(125,419)	-1.40%	(127,558)	-2.54%
Interest expense	(312,671)	-3.50%	(466,276)	-9.28%
Interest income	82,637	0.93%	177,771	3.54%
Gain(loss) on foreign currency exchange transactions	(190,082)	-2.13%	8,902	0.18%
Share of net loss from equity investment	(23,984)	-0.27%	-	0.00%
Beneficial conversion feature	(458,758)	-5.14%	(17,225)	-0.34%
Other income(expenses)	144,609	1.62%	(984,622)	-19.60%
Total other income (expenses)	(883,667)	-9.89%	(1,409,008)	-28.05%
Net income (loss) before non-controlling interest in subsidiary & income taxes	1,697,312	19.00%	(5,666,500)	-112.81%
Non-controlling interest	(1,097,201)	-12.28%	689,584	13.73%
Income taxes	(11,064)	-0.12%	(21,594)	-0.43%
Net income (loss)	589,047	6.59%	(4,998,510)	-99.51%
Dividend required for preferred stockholders	-	0.00%	(33,140)	-0.66%
Net income (loss) applicable to common shareholders	589,047	6.59%	(5,031,650)	-100.17%

Net revenues for the quarter ended March 31, 2010 were $8,932,956 as compared to $5,023,021 for the quarter ended March 31, 2009. This reflects an increase of $3,909,935, or 78%, in the current quarter as compared to the quarter ended March 31, 2009. Revenue from services, which includes consulting and implementation, increased 17% from $3,033,684 to $3,548,348. License revenues increased 1022% from $324,845 to $3,644,809. Maintenance revenues grew by 5% over the comparable quarter in fiscal 2009.

The gross profit was $5,477,017 in the quarter ending March 31, 2010, as compared with $539,386 for the same quarter of the previous year, an increase of 915% or $4,937,631. The gross profit percentage for the quarter increased to 61.31% from 10.74% in the quarter ended March 31, 2009. The cost of sales was $3,455,939 in the current quarter compared to $4,483,635 in the comparable quarter of fiscal 2009.  The steep rise of gross margins is the result of increase in new license sales. As a percentage of sales, cost of sales decreased from 89.26% for the quarter ended March 31, 2009 to 38.69% in the current quarter.  Salaries and consultant fees decreased by $474,712, from $2,629,081 in the prior comparable quarter, to $2,154,369, and as a percentage of sales, it decreased from 52.34%, in the prior comparable quarter, to 24.12% in the current quarter.

Operating expenses were $2,896,038 for the quarter ending March 31, 2010, as compared to $4,796,878, for the corresponding period last year for a decrease of $1,900,840. The decrease of operating expenses in this period is mostly due to a bad debt  provision expense of $1,772,188 which was taken in the same period of last year, while salaries and wages slightly reduced by approximately $27,661 in the quarter. The operating expenses, as a percentage of sales, decreased from 96% to 32%. Depreciation and amortization expense amounted to $411,563 and $501,239 for the quarter ended March 31, 2010 and 2009, respectively.  Combined salaries and wage costs were $736,792 and $773,757 for the comparable periods, respectively, or a decrease of $36,964 from the corresponding period last year. This is due to the Company’s efforts toward cost reduction. As a percentage of sales, these costs decreased to 8.25% from 15.4%. General and administrative expenses were $1,056,718  and $862,623 for the quarters ended March 31, 2010 and 2009, respectively, an increase of $194,095or 23%. As a percentage of sales, these expenses were 12% in the current quarter compared to 17% in the comparable quarter.

Selling and marketing expenses were $651,485 and $629,145, in the quarter ended March 31, 2010 and 2009, respectively.  Although this reflects a 4% increase or $22,340, in terms of percentage of sales it decreased to 7.29% from 12.53%.  Professional services expense decreased 6% to $242,177 in the quarter ended March 31, 2010, from $257,926 in the corresponding period last year.

Income from operations was $2,580,979 for the quarter ended March 31, 2010, compared to loss from operations of $4,257,492 for the quarter ended March 31, 2009.  This represents an increase of $6,838,471 for the quarter compared with the comparable period in the prior year. As a percentage of sales, income (loss) from operations was 28.89% in the current quarter compared to (84.76%) in the prior period.

Net income was $589,046 compared to net loss of $5,031,650 for the quarters ended March 31, 2010 and 2009, respectively.  This is an increase in net income of $5,620,696 compared to the prior year. The current fiscal quarter amount includes a net reduction of $1,097,201 compared to an increase of $689,584 in the prior period for the 49.9% non-controlling interest in Connect, and EI owned by another party, and the 42.04% non-controlling interest in NetSol PK. Net income per share, basic and diluted, was $0.02 for the quarter ended March 31, 2010, as compared to net loss per share, basic and diluted of $0.19, for the quarter ended March 31, 2009.

The net EBITDA income was $1,903,248 compared to a loss of $3,477,302, after amortization and depreciation charges of $990,467 and $1,033,338, income taxes of $11,064 and $21,594 and interest expense of $312,671 and $466,276, respectively.  The EBITDA earnings per share, basic and diluted, was $0.05 for the quarter ended March 31, 2010 and the EBITDA loss per share, basic and diluted, was $0.13, for the quarter ended March 31, 2009. Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Nine Month Period Ended March 31, 2010 as compared to the Nine Month Period Ended March 31, 2009:

Net revenues and income for the nine months ended March 31, 2010 and 2009 are broken out among the subsidiaries as follows:

	2010			2009
	Revenue	%	Net Income	Revenue	%	Net Income
Corporate headquarters	$-	0.00%	$(5,709,382)	$-	0.00%	$(4,649,335)

North America:
NTNA	4,357,077	16.71%	(286,254)	4,045,050	20.64%	(1,585,872)
	4,357,077	16.71%	(286,254)	4,045,050	20.64%	(1,585,872)
Europe:
NetSol UK	-	0.00%	(528,367)	-	0.00%	(1,646,596)
NTE	4,306,032	16.51%	1,405,043	3,339,633	17.04%	(293,142)
	4,306,032	16.51%	876,675	3,339,633	17.04%	(1,939,738)
Asia-Pacific:
NetSol PK	14,225,405	54.56%	3,818,993	9,138,422	46.64%	656,487
EI	1,699,069	6.52%	265,759	2,467,117	12.59%	441,290
Connect	416,415	1.60%	(19,306)	542,081	2.77%	(33,623)
Abraxas	75,838	0.29%	(49,280)	62,694	0.32%	(63,517)
NT-Thai	995,000	3.82%	980,046	-	0.00%	-

	17,411,727	66.78%	4,996,213	12,210,314	62.31%	1,000,637

Total	$26,074,837	100.00%	$(122,748)	$19,594,997	100.00%	$(7,174,308)

The following table sets forth the items in our unaudited consolidated statement of operations for the nine months ended March 31, 2010 and 2009 as a percentage of revenues:

	For the Nine Months
	Ended March 31,
	2010		2009
		%		%
Net Revenues:
License fees	$9,515,338	36.49%	$3,502,632	17.88%
Maintenance fees	5,327,852	20.43%	4,771,519	24.35%
Services	11,231,648	43.07%	11,320,846	57.77%
Total revenues	26,074,837	100.00%	19,594,997	100.00%
Cost of revenues:
Salaries and consultants	6,173,967	23.68%	7,652,671	39.05%
Travel	611,343	2.34%	993,290	5.07%
Repairs and maintenance	180,086	0.69%	290,436	1.48%
Insurance	112,943	0.43%	135,390	0.69%
Depreciation and amortization	1,650,676	6.33%	1,615,853	8.25%
Other	1,884,426	7.23%	2,208,265	11.27%
Total cost of revenues	10,613,442	40.70%	12,895,905	65.81%
Gross profit	15,461,395	59.30%	6,699,092	34.19%
Operating expenses:
Selling and marketing	1,671,866	6.41%	2,479,509	12.65%
Depreciation and amortization	1,341,947	5.15%	1,476,281	7.53%
Bad debt expense	209,604	0.80%	2,420,658	12.35%
Salaries and wages	2,214,760	8.49%	2,697,531	13.77%
Professional services, including non-cash compensation	549,078	2.11%	877,752	4.48%
Lease abandonment charges	867,583	3.33%	-	0.00%
General and adminstrative	3,188,901	12.23%	2,693,451	13.75%
Total operating expenses	10,043,739	38.52%	12,645,182	64.53%
Income (loss) from operations	5,417,656	20.78%	(5,946,090)	-30.34%
Other income and (expenses)
Loss on sale of assets	(214,520)	-0.82%	(308,256)	-1.57%
Interest expense	(1,153,557)	-4.42%	(966,746)	-4.93%
Interest income	234,200	0.90%	246,607	1.26%
Gain(loss) on foreign currency exchange transactions	190,495	0.73%	1,821,754	9.30%
Share of net loss from equity investment	(23,984)	-0.09%	-	0.00%
Beneficial conversion feature	(1,351,972)	-5.18%	(17,225)	-0.09%
Other income(expenses)	62,634	0.24%	(952,482)	-4.86%
Total other income (expenses)	(2,256,704)	-8.65%	(176,348)	-0.90%
Net income (loss) before non-controlling interest in subsidiary & income taxes	3,160,952	12.12%	(6,122,438)	-31.24%
Non-controlling interest	(3,235,093)	-12.41%	(972,238)	-4.96%
Income taxes	(48,607)	-0.19%	(79,631)	-0.41%
Net loss	(122,748)	-0.47%	(7,174,308)	-36.61%
Dividend required for preferred stockholders	-	0.00%	(100,892)	-0.51%
Net loss applicable to common shareholders	(122,748)	-0.47%	(7,275,200)	-37.13%

Net revenues for the nine months ended March 31, 2010 were $26,074,837 as compared to $19,594,997 for the nine months ended March 31, 2009. This reflects an increase of $6,479,840 or 33%.  Revenue from services, which includes consulting and implementation, slightly decreased 1% from $11,320,846 to $11,231,648. License revenues increased 172% from $3,502,632 to $9,515,338. Maintenance revenues grew by 12% over the comparable quarter in fiscal 2009.

The gross profit was $15,461,395 in the nine months ending March 31, 2010, as compared with $6,699,092 for the same quarter of the previous year, for an increase of 131% or $8,762,303. The gross profit percentage for the nine months increased to 59.3% from 34.19% in the nine months ended March 31, 2009. The cost of sales was $10,613,442 in the current period compared to $12,895,905 in the comparable period of fiscal 2009. As a percentage of sales, it decreased from 65.81% for the nine months ended March 31, 2009 to 40.7% in the current period. Salaries and consultant fees decreased by 19% or to $6,173,967 from $7,652,671 in the prior comparable period, or by $1,478,704. As a percentage of sales, it decreased from 39.05% in the prior comparable period to 23.68% in the current period. Operating expenses were $10,043,739 for the nine months ending March 31, 2010 as compared to $12,645,182, for the corresponding period last year for a decrease of $2,601,443. As a percentage of sales, it decreased from 64.53% to 38.52%. Depreciation and amortization expense amounted to $1,341,947 and $1,476,281 for the nine months ended March 31, 2010 and 2009 respectively. Combined salaries and wage costs were $2,214,760 and $2,697,531 for the comparable periods, respectively, or a decrease of 18% or $482,770 from the corresponding period last year. As a percentage of sales, these costs decreased from 13.77% to 8.49%. General and administrative expenses were $3,188,901 and $2,693,451 for the nine months ended March 31, 2010 and 2009 respectively, an increase of $495,449 or 18%. As a percentage of sales, these expenses decreased to 12.23% in the current period compared to 13.75% in the comparable period last fiscal year.

Selling and marketing expenses were $1,671,866 and $2,479,509, in the nine months ended March 31, 2010 and 2009, respectively.  This reflects a 33% decrease or $807,643.  As a percentage of sales, these decreased to 6.41% from 12.65%. Professional services expense decreased 37% to $549,078 in the nine months ended March 31, 2010, from $877,752 in the corresponding period last year.

Income from operations was $5,417,656 compared to loss from operations of $5,946,090 for the nine months ended March 31, 2010 and 2009 respectively. This represents an increase of $11.36 million for the nine months compared with the comparable period in the prior year. As a percentage of sales, income from operations was 20.78% in the nine months compared to loss from operations of 30.34% in the corresponding prior period.

Net loss was $122,748 compared to $7,275,200 for the nine months ended March 31, 2010 and 2009 respectively. This is a decrease in net loss of $7.15 million compared to the prior year. The current fiscal period amount includes a net reduction of $3,235,093 compared to $972,238 in the prior period for the 49.9% minority interest in Connect, and EI owned by another party, and the 42.04% minority interest in NetSol PK. Interest expense was $1,153,557 in the current nine months as compared to $966,746 in the comparable period. Net loss per share, basic and diluted, was $0.00 as compared to $0.27 for the nine months ended March 31, 2010 and 2009 respectively.

The net EBITDA income was $4,072,039 compared to net EBITDA loss of $3,035,797 after amortization and depreciation charges of $2,992,623 and $3,092,134, income taxes of $48,607 and $79,631, and interest expense of $1,153,557 and $966,746, respectively. The EBITDA income per share  basic  and, diluted was $0.12 for the nine months ended March 31, 2010, and the EBITDA loss per share, basic and diluted, was $0.12 and $0.11, respectively, for the nine months ended March 31, 2009.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $4,275,443 at March 31, 2010 compared to $2,481,591 at March 31, 2009.

Net cash provided by operating activities amounted to $3,910,415 for the nine months ended March 31, 2010, as compared to net cash used in $158,517 for the comparable period last fiscal year.

Net cash used in investing activities amounted to $6,055,311 for the nine months ended March 31, 2010, as compared to $7,873,091 for the comparable period last fiscal year. The Company had net purchases of property and equipment of $1,458,050 compared to $1,501,508 for the comparable period last fiscal year.  The increase in intangible assets which represents amounts capitalized for the development of new products was $4,562,044 and $5,281,642 for the comparable periods.

Net cash provided by financing activities amounted to $2,319,746 and $4,691,137 for the nine months ended March 31, 2010, and 2009, respectively. In the current period, the Company issued $3,500,000 in convertible notes and borrowed $4,320,534 from banks. The nine months ended March 31, 2009, included $ 6,000,000 from convertible notes and $3,843,541 proceeds from bank loans.

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

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans.  Although our requirements for capital expenses vary from time to time, for the next 12 months, we have the following capital needs:

•	Working capital of $4.0 to $6.0 million for U.S, China, Thailand and Saudi Arabia new business development activities.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company, we would be prudent to explore raising capital through equity based financing, bank financing, and warrant and option exercises. We plan to use some of our internal cash flow to meet certain obligations as mentioned above.  However, the Company is very conscious of the dilutive effect and price pressures in raising equity-based capital.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks.

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2010).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II                  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, the independent directors of the Company received 10,000 shares of common stock each as part of their compensation for board service, for a total of 40,000 shares.  These investors are accredited investors and the shares were issued from the Company’s equity incentive plan.

In February 2010, a holder of a convertible note with the Company converted principal and interest of the note into 400,606 shares of common stock of the Company, consistent with the terms of the convertible note.  These investors are accredited investors and the issuances were made in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

In February 2010, 30,000 shares were issued to an accredited consultant in exchange for services rendered.  A final payment of 30,000 shares was issued to the same consultant following the close of the quarter.  The shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

In March 2010, two employees were issued 12,500 shares each as required according to the terms of their employment agreements.  Each of these employees is an accredited investor.  These shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.  The shares were issued from the Company’s equity incentive plans.

In March 2010, the Company entered into convertible promissory notes with 5 accredited non-U.S. investors.  The principal value of the notes was $1,500,000.  The principal value is due on the anniversary of the note or after an additional year if extended by mutual agreement of the holders and the Company.  The notes bear a conversion rate of $1.15 per share.  The notes were issued in reliance on an exemption from registration under Regulation D and Regulation S of the Securities Act of 1933, amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

Item 5.  Other Information

 Effective retroactively to April 1, 2010, the Company’s Compensation Committee agreed to an increase in the compensation of Patti L. W. McGlasson, the Company’s Secretary and General Counsel.  The compensation was increased to $130,000 per annum and 40,000 shares of common stock vesting quarterly over 1 year commencing with the quarter ending June 30, 2010.  The Company’s Compensation Committee also agreed to an increase in the compensation of Boo-Ali Siddiqui, the Company’s Chief Financial Officer.  The compensation was increased to $84,000 per annum and 50,000 shares of common stock vesting quarterly over 1 year commencing with the quarter ending June 30, 2010.

Item 6.   Exhibits

10.1	Amendment to Employment Agreement by and between Patti L. W. McGlasson and NetSol Technologies, Inc.
10.2	Employment Agreement by and between Boo-Ali Siddiqui and NetSol Technologies, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: May 12, 2010	/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Executive Officer

Date: May 12, 2010	/s/Boo-Ali Siddiqui

BOO-ALI SIDDIQUI
Chief Financial Officer