Form 10-K
period 2010-06-30
NETSOL TECHNOLOGIES INC
filed 2010-09-10
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $24,096,750 based upon the closing price of the stock as reported on NASDAQ Capital Market ($0.73 per share) on June 30, 2010, the last business day of the registrant’s fiscal year.  As of September 6, 2010, there were 40,205,421 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

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

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (“NetSol” or the “Company”) (NasdaqCM: NTWK) (NasdaqDubai: NTWK) is a worldwide provider of IT solutions to the global financing and leasing industry, with world class enterprise software and services.  As a CMMI level 5 company, a distinction shared by few companies worldwide, NetSol uses its BestShoring® practices and highly-experienced resources in analysis, development, quality assurance, and implementation to deliver high-quality, cost-effective solutions. The Company is organized into two main revenue areas, consisting of its enterprise solutions (NetSol Financial Solutions “NFS™”) for the global financing and leasing industry and its portfolio of IT based global business services (“GBS”).  NetSol’s GBS offerings include portfolio management systems for the financial services industry and, consulting, custom development, systems integration, and technical services for the global healthcare, insurance, real estate and technology markets.  NetSol's commitment to quality is demonstrated by its achievement of the ISO 9001, ISO 279001, and SEI (Software Engineering Institute, Carnegie Mellon University, USA) CMMI (Capability Maturity Model) Level 5 assessments, a distinction shared by fewer than 100 companies worldwide. NetSol’s clients include Fortune 500 manufacturers, global automakers, financial institutions, technology providers, and governmental agencies.

Founded in 1996, NetSol is headquartered in Calabasas, California. NetSol also has operations and/or offices in: Horsham, United Kingdom; Alameda, California, USA; Beijing, China; Lahore, Islamabad and Karachi, Pakistan; Adelaide, Australia; and Bangkok, Thailand.

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

NetSol combines domain expertise, not only with lowest cost blended rates from its design centers and campuses located around the world, but also with the guarantee of localized program and project management while minimizing any implementation risk associated with a single service center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  Our focus on “Solutions” serves to ensure the most favorable pricing while delivering in-depth domain experience.  NetSol currently has locations in Bangkok, Beijing, Lahore, London, the San Francisco Bay Area, and Adelaide to best serve its clients and partners worldwide.  This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”.

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

In addition to services, our product offerings are fashioned to provide a Best Product for Best Solution model.  Our offerings include our flagship global solution, NetSol Financial Suite (NFS™). NFS™, a robust suite of five software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle.  NFS™ is a result of more than eight years of effort resulting in over 60 modules grouped in five comprehensive applications. These five applications are complete systems in themselves and can be used independently to exhaustively address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.

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

In addition to this expansion of SAP-centric integration consulting and services, this practice has developed proprietary intellectual property in the form of designs and source code focused on enhancing SAP-centric procurement activities.

The introduction of a major new product, smartOCI™, has emerged from this integration.  smartOCI™ is a new search engine technology developed by NetSol which provides corporate buyers and shoppers a simple and intuitive user interface to search multiple supplier catalogs simultaneously within the SAP SRM application.  The launch of smartOCI™ at the SAP SAPPHIRE Conference in Orlando, Florida, targeting approximately 1,000 SAP SRM platform customers has the strengthened NetSol’s presence in the global SAP Services market.

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

While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the San Francisco Bay area, California for North America and the parent headquarters in Calabasas, California; Horsham, United Kingdom, for Europe; and, our “center of excellence” operation in Lahore, Pakistan for Asia Pacific. The Company continues to maintain services or products and specific sales offices in Australia, China, Thailand and Pakistan and in any other country on an as needed basis.

Our Services

Global Business Services

Information technology services are valuable only if they fulfill the business strategy and project objectives set forth by the customer. NetSol’s expert consultants have the technical knowledge and business experience to ensure the optimization of the development process in alignment with basic business principles.  The Company’s Global Business Services (GBS)™ offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers' strategic objectives. GBS™ includes IT Consulting & Services; NetSol Defense Division; Business Intelligence, Independent System Review (ISR); Information Security, Outsourcing Services and Software Process Improvement Consulting; maintenance and support of existing systems; and project management.

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

Business Intelligence (BI) solution providers must have both the capability to service BI customers using its own resources but also service the customers’ international affiliates.  Typical BI projects run into several years of phased implementation and rely on expensive international resources with a very restricted and limited accessibility.  As such, management believes, NetSol’s competitors compromise on quality by turning BI projects into IT projects, which is a recipe for failure.  Our strategy is simple; we identify the business needs of our potential customer and involve our industry domain experts directly with business managers at the client side.  This results in ownership of the project with the business group rather than the IT group which is involved in the overall initiative only from a support and facilitation standpoint.

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

Our most successful outsourcing model has been our  joint venture with Innovation Group plc (previously referred to as “TiG”), known as NetSol Innovation Pvt. Ltd (“NetSol-Innovation).  The Extended Innovation model is discussed on page 13 of this report.  We are parlaying the success of NETSOL-INNOVATION into our new joint venture with Atheeb Group for the Middle Eastern market.  The Atheeb joint venture is discussed on page 13.

The NetSol Defense Division (NDD) was founded in 2005 to take advantage of its coordination with the Pakistani Defense Sector.  NDD specializes in providing solutions for improvement and optimization of operations of the defense and military forces.  With a unique blend of experienced and highly skilled IT specialists and managers, and most importantly the domain experts from the Defense Sector itself, NDD has the critical task of ensuring that the solutions provided are focused and need-specific to the requirements, as well as the technological advancements, in the sector around the globe.  Operating through the NDD R&D Lab, which is strategically located in Rawalpindi, for closer coordination with various defense organizations stakeholders and to establish an operations center and simulation lab, NDD is involved in R&D activities, as well as project management for various on-going and potential projects.

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

The constituent software applications are:

•           Point of Sale (POS).  POS is a front office processing system for companies in the financial sector.  It provides a quotation system which also incorporates a simulation for all kinds of financial products using a built-in loan calculation.  POS includes a proposal module which gathers all the required information from the customer in order to create finance or leasing contracts.  POS boasts a document management module which manages all the documents required in making the contract, such as bank statements and identity information.  POS incorporates a workflow engine that ensures smooth transition of tasks and streamlines the processes. POS can work as an independent web-based system for all types of financial institutions including, but not limited to banks and finance companies.

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

Implementation Process

The implementation process normally spans three to six months.  NetSol derives its income both from selling the license to use the products, as well as from related software services. The related services include requirement study/gap analysis, customization on the basis of gaps development, testing, configuration, installation at the client site, data migration, training, user acceptance testing, supporting initial live operations and, finally, the long term maintenance of the system. Any changes or enhancement done is also charged to the customer. In the requirements study/gaps analysis, the NetSol team goes to the client site to study the client’s business and functional requirements and maps them against the existing functionality available in NFS™. With the maturing of our products, free requirement studies tend to yield few, if any gaps.  The development cycle that follows the gaps analysis takes place through our development facility in Lahore.   The highly parameterized NFS™ solutions are configured to meet the clients’ requirements.    This is followed by thorough testing, which takes place at our development facility, although some of these steps may also be carried out at the clients’ locations.  Based on successful testing, the system is installed at the client’s site.  When required, this involves migration of data from an older system to the NFS™ database.  Successful installation is followed by user and administration training.  Both functional and business users are involved.  After training, user acceptance testing is conducted, where client’s nominated staff, along with NetSol consultants, tests the system against business requirements.   Upon acceptance, the system is then considered ready for normal business use. NFS™ provides mission critical software solutions, and the entire business operations of our clients hinge on successful performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all of the above steps is priced to bring value to our customers and increase our profitability from our interactions.

Pricing and Revenue Streams

The company’s NFS™ revenue streams occur through the following three main areas:  product licensing, implementation related services, and maintenance and support related services.  License fees can vary generally between $500,000 to up to $1,000,000 per license per module.  There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the customer; number of business users; and branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable.  However, revenue from sale of licenses with major customization, modification, and development is recognized on a percent of completion basis.  Implementation related services, including gap analysis, user acceptance testing (UAT) and data migration (where required) are recognized in accordance with the percentage of completion method.  Maintenance and support related services are then provided on a continued basis.  Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of “Unit of Work Completed.”  The annual maintenance fee, which usually is an agreed upon percentage of overall monetary value of the implementation, then becomes an ongoing revenue stream realized on yearly basis.

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

An important component of the growth strategy for NFS™ is to extend its customer base to include newer geographic markets. Al Amthal Leasing provided an excellent entry into the Middle East market.  The Company is planning to build on this step in a major way through its Saudi Arabia joint venture, Atheeb NetSol Ltd. After the completion of the entity formation in May 2010, the newly appointed management of the joint venture have started to market the business offerings in the Kingdom of Saudi Arabia (“KSA”). The company has a first year strategy to focus on NFS™ global customers that have a presence in, or are based in, KSA. This is a young market for leasing and financing market and NetSol is potentially the only IT company with expertise in this space.

In its existing markets, NFS™ is already establishing itself as a leading product catering to the business needs of major blue chip companies. Its current client base includes Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank of Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, Nissan Financial Services Australia, BMW Financial Services in China, Volvo Automotive Finance China, EFG Euro Bank Greece and Al Amthal Leasing Saudi Arabia and Minsheng Bank Corp China.

In addition to the confidence of its customers, the product has also won a major regional award, the Asia Pacific ICT Alliance Award for the best financial application for the year 2007. This prestigious award is testimony to the maturity and quality of NFS™.

Our Operations

Asia Pacific

NETSOL PK

Our off-shore development center, and indeed the center of the Company’s services and software operations, is headed by Salim Ghauri, Director, former President of NetSol and current Chief Executive Officer of NetSol Technologies Limited (“NetSol PK”) (the Company’s Pakistan subsidiary).  The Asian continent, Australia/New Zealand, and the Middle East, from the perspective of NFS™ marketing, are targeted by NetSol Technologies from its Lahore subsidiary, its offices in Thailand and Beijing, China.  NetSol PK has continued to grow its service contracts within the local Pakistani public and defense sectors.  An important aspect of these contracts is that not all of them focus solely on software development and engineering.

This year, NetSol PK has continued to provide both consultancy services to organizations so as to improve their quality of operations and services and, winning strategically important assignments with the E-Governance domains for organizations of national significance in Pakistan.  Its clients include private as well as public sector enterprises.

Global Business Services

As part of the Company’s Global Business Services™ strategy, each subsidiary adheres to the BestShoring® provides BestSolutions™ model.  While NetSol PK is the center of the Company’s global services offerings, the services provided by NetSol PK further expound on that model and other services unique to NetSol PK.  IT Consulting & Services in Pakistan has included a first entrant advantage into the e-government sector for both provincial and federal governments and armed forces automation projects.   Over the past four years, NetSol PK has been actively involved in the e-government domain helping federal and provincial governments of Pakistan and other public sector organizations.  Major projects include:  Electronic Credit Information Bureau; Office Automation of the National Assembly & Senate and Prime Minister’s Secretariat; such turn-key solutions as the Automation of the Hajj wing, and, Automation of the Karachi Patent Office.  The development of solutions for clients has resulted in the development of vertical offerings catering to various industries and accordingly, diversifying NetSol’s offerings.  These verticals have been used successfully in Pakistan to provide services for the Motor Transport Management System, Land Record Management System, Legislature, Healthcare, computer based trainings/e-Learning, E Government and Defense.

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

NetSol’s LRMIS is a thin, client web based solution and developed after thorough evaluations of existing manual system and client/user needs, detailed system analysis and process flow definition. It ensures that only authentic employees and individuals can access the application on the privileged areas assigned by the administrator over the internet/Intranet. NetSol has obtained the pilot project for LRMIS, a World Bank funded initiative. NetSol PK has been actively pursuing new projects in various provinces through public tendering process and will report when they become material.

NetSol understands the power of information and complexity of land record system and the user/client needs. For this purpose, NetSol provides its LRMIS by combining technical, operational and domain expertise with proven approaches of analysis, plan, design and implementation to provide an effective solution using IT-enablement in a field where its need its hugely felt.

MTMIS

A few years ago, NetSol PK took the initiative to invest into the Motor Transport domain (“MTMIS”_. Starting with a small implementation, today NetSol has multiple implementations in several parts of the country with ample opportunities available in the future. MTMIS is a customized application envisioned and developed wholly by NetSol as an end-to-end solution of citizens’ vehicles security and information management. Project implementations include the Provinces of Punjab, AJK and NWFP alongside Islamabad Capital Territory. Future opportunities exist in Baluchistan and Sindh for this solution. The system has provision for onsite access to the traffic police records via PDAs and smart cards, onsite verification of any vehicle’s environmental friendly status and road side authorization of driver licenses.

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

HOSPITAL MANAGEMENT INFORMATION SYSTEM.

The global healthcare industry is growing at a fast rate and is one of the areas that have the most urgent need of automation. NetSol understands this need and has developed a strategic collaboration with Shaukat Khanum Memorial Cancer Hospital & Research Center, Lahore as part of a long term commitment for IT development in the global Health Sector.

Our system is designed to provide the capability to overlay, analyze, design and reengineer the core of the healthcare processes with a business process management (BPM) suite, encompassing the rules and responsibilities in a manner which facilitates change, new rules, process variations, and scale of deployment, best summarize our  combined approach.

NetSol regularly works to fulfill its role as a technology partner of the Shaukat Khanum Memorial Cancer Hospital & Research Centre for a solution that will act as an automated, secure and integrated solution for any hospitals’ clinical, financial and management needs. First implementation is currently underway for a hospital for the armed forces.  NetSol’s system includes a clinical module (including outpatient and inpatient management, physician and order management, pharmacy management, radiology, nuclear medicine, pathology and operation theater management); an administrative module; a financial module; and, a research module.

Corporate Social Responsibility

NetSol believes it should give back to the community and employees as much as possible.  Therefore, approximately six programs have been established either in Pakistan or on a global basis to achieve this goal.

Pakistan Flood Relief. — The devastation and long lasting effects of the recent Monsoon floods in Pakistan, the worse in 80 years, has resulted in the establishment of a fund raising effort both in Pakistan and by our employees worldwide.  The program permits our employees to pledge up to 2% of their salary, through direct salary deduction each month, to relief efforts.  NetSol has committed to matching these contributions up to the percentages stated and to commit all funds to relief and rescue agencies operating in affected areas. Most of the NetSol PK employees have signed up for this program. Senior company executives have committed as much as 10% of their salaries to this cause.  Employees in countries which provide tax benefits for charitable contributions also have the opportunity to donate through recognized tax-exempt relief agencies with company matching contributions.

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

Day Care Facility—NetSol’s human resources are its key assets and thus the company takes numerous steps to ensure the provision of basic comforts to its employees. In Pakistan, the provision of outside pre-school child care is a rarity.  Recently, a Child Day Care facility has been created in close proximity to the work premises equipped with the necessary essential staff and equipment. Married female employees are offered the opportunity to entrust complete care of their young ones to a trained and experienced staff. Child day care allows female employees to pay unhindered focused attention to work requirements while their child remains safe and comfortable. The premises and environment are neat and clean with all basic needs fulfilled to ensure complete care of the children.

Preventative Health Care Program—In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against Hepatitis – A/B, Tetanus, Typhoid and Flu, etc. This is a regular annual immunization program to keep employees healthy.

NetSol Corporate University— NetSol Corporate University (“NCU”) was established for developing human resources at NetSol. A need was felt to further develop and retain the talent at hand through strategic learning interventions to respond to growing competition and challenges.

The mission of NCU is:
▪	To discover, develop, and deploy the talent at NetSol
▪	To nurture leadership in people and processes
▪	To explore and develop capable backups for positions critical to organizational continuity

NetSol office in Beijing, China

As part of our growth strategy and in view of the desire to better serve our markets, NetSol established a sales office in Beijing, China.  This office is both a sales and marketing location and a liaison office for the Company’s ongoing operations and implementation services for Daimler Financial Services, BMW and other clients in the country.  The office is managed by NetSol PK.  While western markets have suffered tremendously due to the severe recession, the Chinese markets have held up.  Due to the growing demand for NetSol’s NFS™ offering in China, we have hired local Chinese staff in addition to the Pakistani staff to support the demand surge.

NetSol Bangkok, Thailand

To further strengthen our presence in the Asia-Pacific market, and to provide exclusive services to our clients, the Company recently formed an Amity Treaty Company in Thailand with an office in Bangkok.  This support office’s core responsibilities are to enhance business through targeting potential customers and providing technical support to the Company’s existing clients in Thailand.

The Americas

NETSOL TECHNOLOGIES NORTH AMERICA, INC.

The operational assets of NetSol Technologies North America, Inc. (“NTNA”) were initially integrated into the Company in 2006 as a result of the acquisition of McCue Systems, Inc. The division has been restructured and reorganized both at the management and business levels with several new senior sales and marketing personnel replacing less senior personnel in the third and fourth quarters of 2009.  The US subsidiary is headed by Mr. Imran Haider, COO. He has been with NetSol for over 8 years with an internationally proven track record in sales, marketing, and project and client relations management. Mr. Haider is a domain expert in NetSol core business offerings. NTNA is a very significant component of the global NetSol Group. In the wake of the recent recession, we embarked on strategic restructuring of NTNA. The successful concept of global delivery capabilities was implemented in NTNA to best leverage NetSol’s BestShoring®. This integration coupled with the optimum utilization of technical teams in NTNA and globally, makes us better equipped to provide best results to our clients worldwide with improved gross margins.

The NTNA sales and marketing efforts have been combined with the global sales group. This approach has brought new dimension and business visibility to the entire sales and marketing organization. This further strengthens the cross selling and global resource mobilization to better serve our customers anywhere in the world.

NTNA provides client requirement-based solutions across multiple technology practices, in both the public and private sectors, with the largest practice being the leasing technology vertical. NTNA offers development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners.  NTNA’s product, LeasePak, can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users.  For scalability, NTNA offers LeasePak Editions for systems and portfolios of virtually all sizes and complexities. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. NetSol customers include such companies as Nissan Motor Acceptance Corporation, Nissan Renault Finance Mexico, Hyundai Capital of America, JP Morgan/Chase Equipment Finance, Key Equipment Finance Group, City National Bank, Terex Financial Services, Provident National Corporation., IBM Global Finance, Cisco System Capital, Marshall & Ilsley Equipment Finance Company, Bank of Tokyo-Mitsubishi &  UFJ Group, Baxter Health Care, Bank Of Hawaiian, Gordon Flesch Company, First Hawaiian Bank, Ford Motor Credit, Yamaha Motor Corporation, JK Capital and Volkswagen Credit.

Global Business Services

NTNA has released a full suite of Global Business Services™ outsourcing services and customized development solutions, initially focused on the North American equipment finance technology market. The services offering leverage 30 plus years of equipment leasing and lending experience. While the division has long offered NTNA customers a range of business process engineering services, the new offering package expands the menu of available services to meet market needs. Offered services include customized application development, a full range of Quality Assurance (QA) services, customized strategic report design, and business intelligence tool development. Leveraging well-established relationships with users of the division's flagship application, the Global Business Services™ team will market to these existing customers, then to adjacent groups within customer organizations, eventually building out to a full, industry-wide sales and marketing strategy.

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

smartOCI™

The introduction of a major new product, smartOCI™, has emerged from this SAP integration.  smartOCI™ is a new search engine technology developed by NetSol which provides corporate buyers and shoppers a simple and intuitive user interface to search multiple supplier catalogs simultaneously within the SAP SRM application.  The launch of smartOCI™ at the SAP SAPPHIRE Conference in Orlando, Florida, targeted approximately 1,000 SAP SRM platform customers, strengthening NetSol’s presence in the global markets for SAP Services.

NFS™ - LeasePak

As part of NetSol’s Financial Suite (NFS) ™ of products, NTNA has and continues to develop the LeasePak Productivity modules as an additional companion set of products to operate in conjunction with the LeasePak licensed software. LeasePak handles every aspect of the lease or loan lifecycle, origination, booking, payments, customer service, collections, midterm adjustments, and end-of-term options. LeasePak provides tracking modules to manage critical stages of the lifecycle, allowing users to process work using fully customizable queues. LeasePak includes an extensive collection of reports including origination and portfolio management; transaction, general ledger, and detail balance accounting; property, sales, and use tax; and asset financial management. This toolset enables the LeasePak user to leverage the power of the system to streamline originations, integrate the dealer/vendor network, automate documentation, enhance customer service, manage risk, and control infrastructure overhead.

In early 2010, LeasePak 6.2A was released for general availability and has gone into production. LeasePak has a toolkit of application interfaces to streamline the integration of the LeasePak lease portfolio management system with best-of-breed, third-party tools and enterprise applications. Designed to work with web services as well as with the client-server architecture, Link IT streamlines application integration and reduces version-maintenance overhead. The integrated document generation for LeasePak Doc IT auto-generates the letters and documents required to book and finalize a deal. Using customer private-label graphics and customer existing document formatting, LeasePak generates letters and documents, delivers them, and archives them for instant access throughout the life of the contract, asset, and customer relationship. LeasePak's mPower module is a gateway that enables brokers, dealers, vendors and remote salespeople to utilize LeasePak’s origination functionality via the web. mPower users can have web access to LeasePak functions, via specially designed screens.

With the release of LeasePak 6.2A, users have new options for navigation and reporting. New capabilities have been incorporated into the product: Business Development Module which streamlines the exchange of aggregated finance contract portfolios between LeasePak users; Commercial Lending Module which adds core functionality for the management of commercial loans; and, Asset Focus Module which provides new options for users to enhance asset accounting and reporting options.

New Functionality in LeasePak 6.2A can be categorized into 3 groups:

Enhancement Base System:   LaunchPad for LeasePak, Customizable Lease/Lessee  Summary Screen, LeasePak Password Security Enhancements, Tax Rate Override Enhancement, Historical General Ledger Names/Numbers, Asset Cost Recalculation, Increased Number of General Ledger Accounts, Remaining Payments Count , Prepayment of Suspended and Matured Leases, Multi-Asset Maintenance & Redesign Enhancement, Redesign UCC portion of U0230, Multi- Lease Insurance Maintenance, Leases accrual reversals utility, LP Utility to Generate Lease Level Forecasting Report, Lease Accrual Utility.

Enhancement - Modules:Interest Bearing Loan Module, Batch Application Module, Vertex Subscribers, Commercial Loan Module, Sales Tax on Assessments, Workflow Tracking Modules, Collections Module, Workflow Tracking Modules, Cost Per Use Module, Enhanced Payments, Batch Payments, Off Lease Billing Module, Base System, Electronic A/R (PAP/ACH), Recurring Charge Payment Schedule Module, Batch Assessments.

New Modules:Asset Focus Module, Client Based Billing, Unused Funds Fee, Like Kind Exchange and Relationship Tree.

NFS™ - Wholesale Finance System (WFS)

NFS™ - WFS - DAS is an excellent software solution for finance companies and dealer bodies to manage Floorplan Financing. This software has been doing very well in the Asia Pacific region and as a matter of fact is the market leader in the Floorplan financing space in People’s Republic of China. In 2009-2010, NetSol successfully launched NFS-WFS software in North America. Its first implementation went live at Nissan Renault Finance Mexico in November 2009. The solution is successfully running the business of the organization. As part of the project, and after being put in production, NetSol also enhanced the software in many areas to address North American requirements. With the first NFS-WFS site up and successfully running, NetSol will be eagerly marketing and selling this new offering in North and South America.

NFS™ - WFS - WholeSale Finance System can be broken down into four modules.

Credit Request Management: The CRM module allows defining of credit limits for different asset categories for each dealer. CRM also allows monitoring the variation in credit limits. Loans are approved within the defined credit limits. These limits can be revised as per the change in requirements.

Loan Management System: LMS starts from capturing new stock (Asset) information and ends at the sale of a particular asset. Loan approval, payment to supplier, sale of the unit, discounts on dealer margins, tax, repayment, adjustment and cancellation are all a part of the LMS module.

Billing & Settlement: The billing process covers the processing of various types of invoices, such as daily invoices, monthly invoices and on demand billing. The settlement process provides the flexibility to settle receipt selectively or automatically. Accounts receivable is also managed though this module.

Stock Audit Scheduling: This module helps to maintain an up-to-date status of units on any given dealers floor plan. Auditors are provided the latest stock list through the system and are required to check each stock physically. SAS facilities exporting dealer stick list to MS excel and also uploading audit results to the system.

NFS™ - DAS - Dealer & Auditor Management System. DAS is a web based which can be used in conjunction with WFS or any third party wholesale finance system. The system can be broken down by the type of user accessing the system.

Dealer Access:  The dealer access category allows dealers to perform a number of tasks including, viewing their Wholesale summary, Invoices, Stock List, Credit Status, Curtailments, Receipts, Settlement status, Asset Transfer Status and New Stock Status.

Distributor Access: The distributor access category facilitates distributors to view each dealers, Wholesale stock situation, Outstanding invoices, Credit limit status, Account receivable and Units on a dealer’s Floor plan.

Auditor Access: The auditor access category facilitates auditors to: schedule, conduct and view audits, audit results can be entered in the system and accessed for viewing, cross- checking and editing purposes.

Europe

NETSOL TECHNOLOGIES EUROPE, LTD.

Headed by Naeem Ghauri as Director and President, NetSol Technologies Europe, Ltd (“NTE”) has been an integral part of the Company since February 2005 when NetSol acquired 100% of CQ Systems Ltd., an IT products and service company based in the UK.  This acquisition provides NetSol with access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol has leveraged NTE’s knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe.  Under Mr. Ghauri’s leadership as head of Global Sales, NTE’s strong sales and marketing capability is being maximized as the coordinator of global sales.

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

Organic Growth, Alliances and Joint Ventures

Outsourcing Services-NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group (formerly referred to as TiG) NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company, provides support services enabling the Innovation Group to scale solution delivery operations in key growth markets. NetSol-Innovation operations are centered in NetSol’s IT Village, Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding.  The outsourcing model between the Innovation Group and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), technical communication as well as project management for development software for the Innovation Group.  Today, NetSol has developed extensive expertise across the insurance domain and has become a center of excellence.

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

NetSol Atheeb Group, Ltd.

NetSol has forged a new joint venture with the Atheeb Group, a very established and diversified business conglomerate based in Riyadh, Saudi Arabia whereby NetSol owns 51% and Atheeb own 49% of the joint venture. Atheeb Group was established in 1985 in Kingdom of Saudi Arabia and is operating in several business sectors in the Middle East.  The Atheeb NetSol Limited joint venture focuses on market development opportunities around penetrating the software engineering arena in key business sectors such as telecommunications, defense, and finance, among others. Atheeb NetSol Limited will leverage the strength of Atheeb’s local presence in key geographies where Atheeb is operating as well as supporting private, public and governmental customer business activities. NetSol will provide best practices project management and the comprehensive delivery capabilities of its CMMI Level 5 certified Center of Excellence for software engineering, research and development, as well as customer support and training.

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

NetSol is a member of the world’s largest equipment leasing association, the Equipment Leasing and Finance Association of North America, or ELFA.  Boasting more than 1,000 members, the ELFA is a strong presence in the $250 billion North American market.

While not a current focus, the Company will explore mergers and acquisition opportunities with a focus on strategic acquisitions that provide immediate, strong, bottom line benefits.  Management believes that an ideal target will fulfill one or many of these criteria:  geographic synergy/providing a foot print in a market; unique and/or complimentary product lines; provide additional, and cost effective development hubs, or complimentary or target customers in a previously untapped market.  While there is no guaranty that an acquisition which appears to be sound will ultimately benefit the Company, management continues to analyze the price, value and market of any potential target.  The model of targeting well established, profitable product companies, within NetSol’s domain, management believes, has proven successful with our recent acquisitions.  Management believes this model can be replicated over the next three years.

Strategic Alliances

With its leadership position in technology and software development in Pakistan, NetSol has been actively involved in a number of partnerships with multiple international entities and corporations.  These include joint ventures, systems integration, local services, as well as consulting for large enterprises.  Some of NetSol’s partners in Pakistan are:
•      Oracle Microsoft Gold Partner
•      IBM Business Partner
•      Sun Microsystems
•      HP DSPP Partner
•      Daimler Financial Services

•      Innovation Group PLC UK
•      GE
•      Software Engineering Institute
•      Kaspersky Lab
•      SAP
•      Business Objects
•      IBM-Internet Security System
•      REAL Consulting
•      Intel Solutions Blueprint
•

U.S. and UK partners include Neptune Software, plc; Real Consulting; Field Solutions; Group 88 and Lease Dimensions.

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

Marketing and Selling

The Marketing Program

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2010 and beyond.  The Company is aggressively growing the marketing and sales organizations in the United Kingdom, in conjunction with NTE, in Pakistan with NetSol PK and, with NTNA in the Americas.  The calendar year 2009 was the most turbulent year for the US and global economies due to the severe recession.   NetSol plans to invest in its marketing efforts to make the most of renewed prospects emerging from last year’s recession.    The Company has used this downturn to its advantage by expanding sales and marketing operations in the US, China, Middle East and Asia.  Significant progress has been made in branding NetSol as one company worldwide with a uniform image and recognition. The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting, software solutions and business process outsourcing.  Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website and, also engineers and oversees central marketing and communications programs for use by each of the business units.

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

Geographically, NetSol has operations on the West Coast of the United States, Central Asia, Europe, and the Asia Pacific region. NetSol took the initiative as the first US NASDAQ listed company to dual list on the NASDAQ Dubai exchange in Dubai. Although UAE markets suffered the impact of recession, this move was primarily to introduce NetSol to the potential of the most capitalized Middle Eastern countries. By design, NetSol has increased its brand recognition in one of the most vibrant and dynamically growing regions.

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

During the last two fiscal years, the Company's revenue mix by major markets was as follows:

	2010	2009
Asia Pacific Region (NetSol PK, NetSol-Innovation, Connect, Thailand, Abraxas)	70.82%	64.90%
Europe (NTE, UK Ltd.)	13.88%	14.69%
North America (NetSol Technologies, Inc., NTNA)	15.30%	20.41%
Total Revenues	100.00%	100.00%

Fiscal Year 2009-2010 Performance Overview

The Company has effectively expanded its development base and technical capabilities by training its programmers to provide customized IT solutions in many other sectors and not limiting itself to the lease and finance industry.

NetSol Technologies Ltd.  (“NetSol PK”)

Our off-shore development facility continues to perform strongly and has enhanced its capabilities and expanded its sales and marketing activities. The Lahore operation supports the worldwide customer base of the NFS™ suite of products and all other product offerings.  NetSol has continued to lend support to the Lahore subsidiary to further develop its quality initiatives and infrastructure. The programming and development facility in Pakistan, being the engine which drives NetSol worldwide, continues to be the major source of revenue generation.  The Pakistan operation contributed 58.18% of the 2010 revenues with $21.40 million in revenues for the current year with a net profit of $11.14 million before adjusting the minority interest. This was accomplished primarily through export of IT services and product licensed to both the domestic and overseas markets.

While available to support its product and services base on a world-wide basis, NetSol PK’s selling and marketing efforts are focused on Asia Pacific, China and the Middle East. In China, the company has established a business office in the capital city of Beijing from which it expects to have more business in the future.   Business offices in Bangkok, Thailand and Australia have been added in order to provide business and technical support for the Company’s customers.

NetSol PK has signed on new customers for NFS™ as well as for bespoke development services. For NFS™ the following new projects were earned by the Company:

•	10 new implementation contracts signed during the year.
•	New names in the customer list also include Minsheng Bank, China, Volvo Automotive Finance China, SANY Corporation China, GMAC China and GAC-Sofinco China.

Its current client base includes, but is not limited to, Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank of Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, Nissan Financial Services Australia, BMW Financial Services in China, BMW Japan, Volvo Automotive Finance China, EFG Eurobank Greece, Al Amthal Leasing Saudi Arabia, GAC-Sofinco China, SANY Corporation China, GMAC China and Minsheng Bank Corp.  China.

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

The combined NTE group contributed approximately $5.11 million in revenues during the current fiscal year or13.88% of the Company’s revenues.  The total net profit was, approximately, $804,350.

A few of NTE’s recent accomplishments include:

•
Delivery of a rapid implementation solution of the LeaseSoft product to Aldemore Bank plc, a private equity backed new UK bank focused on servicing the UK SME market with a wide range of financial solutions

•	Went live at Centanary Rural Development Bank in Uganda with our Evolve product, this being the first live client of the collaboration between NTE and Neptune Software plc in the African region.
•	Implemented the Contract Management System with a major bank in Thailand.
•	Implemented the Wholesale Finance System with Channel Finance in the Netherlands.

NetSol Technologies North America (“NTNA”)

NTNA provides the leasing technology industry in the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners.  NTNA customers include such companies as Hyundai, Nissan Motors Acceptance Corp, Nissan Renault Finance Mexico, JP Morgan/Chase, KeyCorp Leasing, City National Bank, Terex Corp., National City Capital Corp., ORIX, and Volkswagen Credit.

NTNA contributed approximately $5.63 million in revenues during the current fiscal year or 15.30% of the Company’s revenues.  The total net profit was, approximately, $35,174.

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group (formerly referred to as TiG), NetSol-Innovation (Pvt) Ltd. (“NetSol-Innovation”), a Pakistani company, provides support services enabling the Innovation Group to scale solution delivery operations in key growth markets. NetSol-Innovation operations are centered in NetSol’s IT Village, Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding.  The outsourcing model between the Innovation Group and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), technical communication as well as project management for development software for the Innovation Group.  Today, NetSol has developed extensive expertise across the insurance domain and has become a center of excellence.

NetSol-Innovation contributed approximately $2.21 million in revenue during the current fiscal year or 6.01% of the Company’s revenues. The total net profit was, approximately, $498,799 before adjusting for the 49.9% minority interest in earnings.

NetSol Connect (Pvt) Limited

In August 2003, NetSol entered into an agreement with United Kingdom based Akhter Group PLC (Akhter).  Under the terms of the agreement, Akhter Group acquired 49.9% of the Company’s subsidiary; Pakistan based NetSol Connect (Pvt) Ltd., an Internet service provider (ISP) in Pakistan.  In fiscal year 2004, NetSol Connect steadily grew its presence in three cities (Karachi, Lahore and Islamabad) by acquiring a small Internet online company called Raabta Online. This created a national presence for wireless broadband business in key markets that have experienced explosive growth. NetSol Connect with its new laser and wireless technologies has a potential to become a major brand in Pakistan.  The partnership with Akhter Computers is designed to rollout the services of connectivity and wireless to the Pakistani national market.  Following the end of this fiscal year, NetSol acquired Akhter Group’s 49.9% interest for $180,000 cash, resulting in NetSol Connect becoming a wholly owned subsidiary of NetSol.  With this move, management expects to expand our business offering to participate in the local public sector and to further rebuild the telecom business. As a cost saving step, we have now closed down NetSol’s Karachi, Pakistan office and combined the operations with the NetSol Connect operation and premises.

NetSol Connect (Pvt) Ltd. will continue to seek to grow revenues. The revenue contribution for NetSol Connect during the current fiscal year was $542,521 or about 1.48% of revenues.  The total net loss was $17,752 before adjusting the minority interest in losses.

NTPK (Thailand) Co. Limited

NetSol formed a company under the laws of Thailand, NTPK (Thailand) Company Limited, as an Amity Treaty Company. While formally completed during the quarter ended March 31, 2010, registration of the Company was recorded retroactively to the date of submission of all final documents, or December 18, 2009. The Company was formed with an initial contribution of 4 million baht or $123,258.

NTPK Thailand contributed approximately $1.8 million in revenue during the current fiscal year or 4.89% of the Company’s revenues. The total net profit was, approximately, $1.71 million.

Technology Campus

Due to the Company’s global growth, the NetSol development infrastructure has required expansion.  Management and the Board have approved the construction of a new structure behind the current NetSol tower in Lahore. To date, the initial piling work has been completed with construction expected to be completed within two years.

The original Technology Campus was completed in May 2004 and the Lahore operations relocated to the facilities in May 2004.  The facility was formally inaugurated by the former Prime Minister of Pakistan H.E. Shaukat Aziz on March 4, 2005. The campus has been declared a Software Technology Park by the Government of Pakistan. The Government has also financed the linking of the campus with the high speed fiber optic backbone capable of providing 155 MB internet bandwidth. The Internet bandwidth is effectively utilized to offer state of the art video conferencing and VOIP (Voice over IP) facilities for effective and seamless communication with our global customer base.  Encompassing a covered area of more than 55,000 square feet and housing over 600 professionals, this is one of the largest such facilities for IT services in the region.  During the current fiscal year, NetSol PK needed to expand its space due to its growth.  It has made arrangements with the owner of the adjacent land to build an office to the Company’s specifications and the Company agreed to help pay for the development of the land in exchange for discounted rent for the next three years. In addition, NetSol PK has begun work on building a new building behind the current one.  The enhancement of infra-structure is necessary to meet the company’s growth in local and international business. In addition to being the headquarters for NetSol’s subsidiaries in Pakistan, it also serves the NetSol group’s global services and products development facility.  The CMMI Level 5 rated facility ensures quality engineering practices to its clients across the globe.  The campus site is located in Pakistan's second largest city, Lahore, with a population of six million. An educational and cultural center, the city is home to most of the leading technology oriented academia of Pakistan including names like LUMS, NU-FAST & UET. These institutions are also the source of quality IT resources for the Company. Lahore is a modern city with high-quality communication, solid infrastructure and a well-laid out road network. The Technology campus is located a very short distance from the newly constructed advanced and modern Lahore International Airport. This campus is the first purpose built software building with state of the art technology and communications infrastructure in Pakistan. The investment made by the company in developing this technology campus is proving to be highly effective in attracting new business not only from global blue chip customers but also from the fast developing Pakistan market.

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

As of June 30, 2010, we had 732 full-time employees and 11 part-time employees; comprised of 572 IT project and technical personnel in Pakistan, UK, Australia, China, Thailand and US; and 171 non-IT personnel in Pakistan, UK, Australia and US.  The non-IT personnel include 16 employees in management, 47 employees in sales and marketing, 29 employees in accounting, 16 in customer support, and 63 in general and administration.  None of our employees are subject to a collective bargaining agreement. Our telecom subsidiary, NetSol Connect, has 48 full time employees based in Karachi, Pakistan, which are included in the total full-time employee count.

Competition

Neither a single company, nor a small number of companies, dominates the IT market in the space in which the Company competes. A substantial number of companies offer services that overlap and are competitive with those offered by NetSol. Some of these are large industrial firms, including computer manufacturers and computer consulting firms that have greater financial resources than NetSol and, in some cases, may have greater capacity to perform services similar to those provided by NetSol.

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

Customers

Some of the customers of NetSol include: Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China and Taiwan), Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, BMW Financial Services China, BMW Japan, Al Amthal Leasing Saudi Arabia, GMAC China, SANY Corporation China, GAC Sofinco, China and Minsheng Bank Corp China. Volkswagen Credit U.S. & Canada; Hyundai Motor Finance; Keycorp Leasing; Chase Equipment Finance; National City Commercial Credit; City National Bank; and, Terex Corporation  In addition, NetSol provides offshore development and testing services to The Innovation Group Plc UK and their blue chip global insurance giants like Allstate, Cendent, etc. NetSol-Innovation contributes to about 6.01% of NetSol’s revenues. NetSol is also a strategic business partner for Daimler (which consists of a group of many companies), which accounts for approximately 8.57% of our revenue. Toyota Motors (which consists of a group of many companies) accounts for approximately 4.51% of our revenues. Nissan Auto Finance (which consists of a group of many companies) accounts for approximately 7.21% of our revenues.  However no single client represents more than 10% of the revenue for the fiscal year ended June 30, 2010.

As compared to the previous year, NetSol PK has gone a step further by providing consultancy services to private and public sector organizations so as to improve their quality of operations and services in addition to winning strategically important assignments within the E-Governance domain for organizations of national significance in Pakistan, including the Officer of the Prime Minister Secretariat, Ministry of Health and Establishment Division.  As compared to the previous year, NetSol PK was able to execute a number of services contracts within the local Pakistani public and defense sectors.  In 2009, NetSol PK continued to make strides in the land recording sector by winning two pilot projects in different cities of Pakistan.  This year also, NetSol was able to secure a major defense sector hospital for its HMIS solution.  Our clients include private as well as public sector enterprises.  The NetSol service portfolio has now diversified into a comprehensive supply chain management solution, video security & surveillance initiative, HR solutions, financial management system, BPR services, consultancy services, application development turnkey project offerings, solutions engineering and systems integration initiatives. An example of recent services projects by NetSol PK include:

●           Armed Forces Institute of Cardiology (AFIC) with HMIS
●           State Bank e-CIB Project renewal
●           Grievance Management System for the Prime Minister Secretariat
●           Khyber-Pakhtoonkhwa (KPK) Transport Departments Management System
●           Khyber-Pakhtoonkhwa (KPK) Legislative & Assembly Automation

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

Corporate Structure

The Company's corporate headquarters are in Calabasas, California.  Nearly 70% of the programming and development is carried out at NetSol’s technology campus in Lahore, Pakistan. The other 30% of development is conducted in the Proximity Development Center or "PDC" in Horsham, UK, Beijing, China and the U.S. development facility located in the San Francisco Bay Area of California. This signifies the ‘BestShoring®’ model by providing the best services at the most efficient pricing model. The marketing effort is shared and coordinated between the primary divisions operating at NetSol PK. in Lahore, Pakistan; NetSol UK, NTE in the UK; and NTNA in the U.S.  US marketing operations are conducted through the parent and NTNA.  These are the core operating companies engaged in developing and marketing IT solutions and software development and marketing.  An initiative is underway to unify the look and feel of all advertising, branding and marketing material.

NetSol UK, together with NTE, services and supports the clients in the UK and Europe. NetSol PK services and supports the customers in the Asia Pacific and South Asia regions.  NTNA, together with the parent, supports all of the North American customers.

While political unrest continues to challenge Pakistan, World Bank reports rank Pakistan as the 60th country in the ease of doing business ahead of both China and India. According to the A.T. Kearney, Global Service Location Index 2009, Pakistan remains among the top 20 Off-Shoring IT destinations.

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

A few of NetSol’s major successes achieved in 2009-2010 were:

•      Executing a successful joint venture agreement with Atheeb Group
•      Further expansion in the China market by adding new customers
•      Certification of our smartOCI™ by SAP for integration into SAP applications
•      First Chinese Bank customer, Minsheng Bank Corp.
•	Recertification of CMMi Level 5 accreditation by the successful completion of an audit commenced in the 4th quarter by Carnegie Mellon University certified consultants.
•	Completely restructured the management and infrastructure of NTNA
•	Launched NetSol Thai, a new subsidiary in Thailand
•	Globally integrated the delivery capabilities with NetSol PK, while streamlining and securing the data in UK location as an emergency response plan.

From the point of view of the interests of our foreign partners and customers in NetSol, Pakistan remains a safe place to do business. The specific successes achieved from the acquisitions of CQ Systems (NTE) and McCue Systems (NTNA) endorses the fact that Pakistan is a safe place to do business when compared to many other troubled spots in the globe. Our best and proven business case is the NetSol - Innovation Group joint venture. This represents the best example of not only NetSol’s capabilities but the ability of a Pakistan based company to achieve off shore business model success for a Western based company.  This joint venture provides the major US and UK customers of Innovation Group in the UK with world class service from NetSol Pakistan, enhancing the client’s productivity at much more attractive prices.  Under any geo-political challenges, the Company is quite prepared in any contingency to use alternate development facilities located in Beijing (China), Horsham (UK) and Alameda, California (USA).

Organization

NetSol Technologies, Inc. (formerly NetSol International, Inc.) was founded in 1997 and is organized as a Nevada corporation.  The Company amended its Articles of Incorporation on March 20, 2002 to change its name to NetSol Technologies, Inc.

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) raise funds for continued operations and growth; (c) make a major entry in the US market and, (d) streamline sales and marketing efforts in the Asia Pacific region, Europe, China and the Middle East, Japan and Australia. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic and bullish. With continued emphasis on a shift in product mix towards the higher margin consulting services, the Company anticipates to be able to continue to improve operating results at its core by reducing costs and improving gross margins. Management has effectively achieved a seamless transition and integration of NTE and NTNA with NetSol’s front end and back end operations.

Intellectual Property

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information.   The NetSol logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan.   The NetSol logo and BestShoring® name has been registered with the U.S. Patent and Trademark Office.  The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.

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

ITEM 2 - PROPERTIES

Company Facilities

The Company’s corporate headquarters have been located at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302 since 2003.  It is located in approximately 1,919 rentable square feet, with a monthly rent of $4,317.75. The lease is a two-year lease expiring in December 2011.

Other leased properties as of the date of this report are as follows:

Location/Approximate	Square Feet	Purpose/Use	Monthly Rental Expense

Alameda, CA	4,298	Computer & General Office	$6,876

Beijing, China	1,413	General Office	$4,210

Horsham, UK (NetSol Europe)	6,570	Computer and General Office	$12,528

NetSol PK (Karachi Office)	1,883	General Office	$1,474

NetSol PK (Islamabad Office)	4,502	General Office & Guest House	$2,513

Bangkok, Thailand	634	Computer and General Office	$2,610

The Beijing lease is a two year lease that expires in August 2011. The monthly rent is approximately $4,210 (RMB 29,050) per month.  The Bangkok lease is a one year lease with monthly rent of $765 (THB 26,100). The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of £75,000 (approximately $123,750). NTNA recently relocated to the Alameda, California location.  The Alameda lease is a three year lease with monthly rent of $6,876.  The NetSol Karachi lease is a 3 year lease and is rented at the rate of $1,474 per month approximately. The NetSol Islamabad lease is a 15 year lease that expires on August 31, 2016 and currently is rented at the rate of $2,513 per month approximately.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space.

Lahore Technology Campus

The Technology Campus was inaugurated in Lahore, Pakistan in May 2004.  This facility consists of 50,000 square feet of computer and general office space.  This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan.  Title to this facility is held by NetSol Technologies Ltd. and is not subject to any mortgages.  The Company also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park.  By this agreement, the IT ministry has invested nearly 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility.  In order to cater for future business expansion and taking advantage of depressing real estate market, the company purchased two new cottages adjacent to its main building. Total covered area of these cottages is 4,900 sq feet and it cost was approximately $250,000. The management has moved its accounts, finance, internal audit, company secretariat, costing and budgeting, graphics, technical communication & procurement departments into these cottages.

ITEM 3 - LEGAL PROCEEDINGS

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

PART II

ITEM 4 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

(a) MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of NetSol Technologies, Inc. is listed and traded on NASDAQ Capital Market under the ticker symbol "NTWK".

The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the NASDAQ for each quarter during the last two fiscal years.

	2009-2010		2008-2009
Fiscal
Quarter	High	Low	High	Low

1st (ended September 30)	1.17	.56	3.40	1.70
2nd (ended December 31)	1.23	.75	1.86	.57
3rd (ended March 31)	1.09	.80	1.08	.22
4th (ended June 30)	.95	.70	.75	.29

Common stock of NetSol Technologies, Inc. is also listed and traded on the NasdaqDubai Market under the ticker symbol “NTWK” since June 16, 2008.

RECORD HOLDERS - As of September 6, 2010, the number of holders of record of the Company's common stock was 233. As of September 6, 2010, there were 40,205,421 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	12,470,236	(1)	$1.54	(2)	1,869,413	(3)
Equity Compensation Plans not approved by Security holders	None		None		None
Total	12,470,236		$1.54		1,869,413

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
(3)
Represents 344,659 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan; 51,754 available for issuance under the 2004 Incentive and Nonstatutory Stock Option Plan; 1,075,000 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan and 398,000 available for issuance under the 2008 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

In April 2010, the Company issued 80,000 rule 144 shares to consultants are part of their compensation in exchange for their services.  These shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

In April 2010, the Company issued 30,000 rule 144 shares to outside board members as part of the their compensation for serving on the board of directors for the 2009-2010 term. The shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

In April 2010, the Company issued 187,500 rule 144 shares to three named executive officers as part of their executive compensation package approved by the Company’s compensation committee. The shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

In June 2010, the Company issued 322,788 shares as part of a conversion of Note issued in 2009 to Solomon Strategic Holdings, Ltd.  The shares underlying the note were held over six months and are exempt from registration as available under Regulation D of the Securities Act of 1933, as amended.

In June 2010, the Company issued 322,778 shares as part of a conversion of Note issued in 2009 to the Tail Wind Fund Ltd.  The shares underlying the note were held over six months and are exempt from registration as available under Regulation D of the Securities Act of 1933, as amended.

In June 2010, the Company issued 163,576 shares as part of a conversion of Note issued in 2009 to Tail Wind Advisory Management Ltd.  The shares underlying the note were held over six months and are exempt from registration as available under Regulation D of the Securities Act of 1933, as amended.

In June 2010, the Company issued 14,881 rule 144 shares to an employee as part of his compensation package.  The shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

 ITEM 5 – SELECTED FINANCIAL DATA

The Company, as a Smaller Reporting Company, is not required to provide the information required by this section.

ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2010.

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

Management undertook major steps to counter the deep effect of global recession, such as:

o
In 2009-2010, to enhance productivity and cost efficiencies, the concept of Global Delivery Model has been implemented.   Without moving the source codes of US products or UK products to Lahore, Pakistan, we have integrated the local developers / engineers / programming resources with PK technology group teams. This model would eventually create much stronger band width for customers worldwide but also have the same interfacing local management available for regional clients. In essence, the concept of BestShoring® model is effectively being executed.

o
The global delivery model would further streamline the cost base as well as optimum utilization of NetSol Center of Excellence, CMMI Level 5 technology campus and translate into better and more competitive pricing modules for our customers.

o
Revamped sales organization from several departments into one group. The newly created global sales organization under one president of global sales, centrally headquartered in the UK, would provide much improved visibility and traction in all key markets worldwide. In addition to achieving critical mass and visibility the regional sales heads have been created to directly report to President Group Sales.

o	Key senior and middle management personnel were relocated in China, USA and UK to best leverage the talent across the globe and cost rationalization.

o
Substantially reduced office costs by relocating NTNA staff from Emeryville, California to Alameda, California by entering a new office lease that will save nearly $1.0 million in annual rent and maintenance expenses.

o
Engaged RedChip Companies, Inc. to lead its investor relations programs. RedChip’s highly professional team, who specialize in the capital market space, was engaged to strengthen our public relations and assist in building strong relationships with current and prospective investors.  /

o
Some marketing and new project activities had to be slowed down due to the poor economy but the most strategic new product development and research and development activities has increased. Management’s vision is that a one product global solution is the key initiative that will place NetSol in the next level of critical mass solutions providers.

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

•
The acquisition of Ciena Solutions for SAP services has been effectively integrated with NetSol’s operation. Our new SAP services and offerings are being marketed to our existing US based clients and new markets to establish a key new vertical.   The US clients list includes a major energy utility company in California. Additionally, we believe a majority of NetSol global clients could benefit from SAP services and solutions. The Company is beta testing its product, SMART OCI, a search engine to expand its SAP product portfolio. The practice was recently awarded SAP PartnerEdge status as an SAP services partner.

•
By expanding into the Americas, NetSol sees a strong opportunity to establish its brand recognition and create critical mass in the Americas.   Despite the recession and consolidations in the U.S., NetSol has embarked on an aggressive strategy to reposition and rebrand NetSol for the U.S markets. For example, NetSol is strategically rolling out offerings of the NetSol Financial Suite™ to our global auto manufacturers, whether captive or non-captive, in the North and South American markets.   NetSol sees a new market in Mexico, Brazil, Costa Rica and many countries in Latin America as both mature and emerging markets are ripe for our flagship NFS™ applications. NetSol added two new global customers to the Americas in Nissan’s North America and Mexican operations. In addition, NTNA is experiencing new enhancement and orders from a few existing clients in North America, reflecting confidence in our US team.

•
Management envisions a major growth in the Chinese market as China continues to have strong economic indicators amongst the major industrial countries. Auto sales in China have surpassed that of the US in numbers of unit sold. China continues to maintain a GDP rate of 8-9% in 2010, while some of the western markets are struggling with their economy. China’s market offers a tremendous opportunity to NetSol as being the leader in leasing and finance soft ware applications space. China is now the globe’s second largest economic power and its auto and banking sectors are growing at a dynamic pace, unlike the western markets. We are expanding the Beijing office and adding local staff. Our current ten multi-national customers in China have begun to expand their relationship with NetSol. We recently signed a few new deals with a few multinational auto companies and Minsheng Bank, one of the largest in China Management anticipates that the NFS™ products will demonstrate a noted break through with Chinese companies in coming months.

•
The European economy has shown serious decline and the severe impact of consolidation and budget cuts have started to intensely affect our business there. The European markets are expected to remain sluggish and we will hold off any further investment until next year. However, it appears that decisions made by some European nations signal economic recovery in the major European economies.

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
•
Increase marketing activities by participating in major forums such as ELFA (the Equipment Leasing & Finance Association) in North America and many other selected international forums to grow NetSol business and image.

•	Test market NFS™ new generation products with key global customers.
•
Expand and win new customers in the Middle Eastern markets through a recently formed joint venture with Atheeb Group in the KSA. This will include sectors in leasing, banking, defense and public areas.

•	Optimize Lahore’s center of excellence in emerging and growing markets in Middle East.
•	Grow new revenues in public and defense sectors in Pakistan.

Funding and Investor Relations:

Management anticipates, but there is no guaranty, that as the price of the Company’s shares of common stock will rise, as quoted on the Nasdaq Capital Market, and that:

•	Officers may exercise options that are currently in the money;
•	Company may look to raise new capital through debt or common stock offerings with friends of family investors which will be held for long term investment and require no payment of placement fees.
•	Exercise of warrants by major fund investors.

Investor Relations efforts will include:

•	Newly hired IR and PR firm will play a major part in expanding the new retail and institutional investors base
•	Telling the NetSol story to sell side analysts, funds, portfolio managers and financial media
•	Aggressively position NetSol in front of major investors’ conferences and road shows to be organized by RedChip and other major institutions.
•	Push strategy with US mainstream media to build NetSol image and a ‘Niche’ business offering.
•	Founding management’s aim to continue to invest in the company is anticipated to display such management’s belief in NetSol’s potential to new investors.
•	Aggressively enhance the visibility and liquidity in NASDAQDUBAI exchange through road shows and Middle East focused investors’ conferences.

Improving the Bottom Line:

Management believes an essential improvement to the bottom line will be the successful completion of the acquisition of NTNA and NTE by NetSol PK. This acquisition completes the full integration of the entities resulting in improved operating costs. Additionally, the acquisition, which is accomplished by NetSol PK with the issuance of new shares of common stock of NetSol PK to the Company, will increase the Company’s ownership percentage of NetSol PK from 58% to 77%.  This change decreases the minority interest thus positively impacting the earnings per share.

This integration is anticipated to:

•	Improve pricing and fee structures.
•	Continue consolidation and reevaluating operating margins as ongoing activities.
•	Streamline further cost of goods sold to improve gross margins to historical levels over 60%, as sales ramp up.
•	Generate higher revenues per employee, enhance productivity and lower cost per employee.
•	Optimize the utilization of NetSol PK resources, infrastructure, processes and disciplines to maximize the bottom-line and fully leverage the cost arbitrage.
•	Grow process automation and leverage the best practices of CMMI level 5. Global delivery concept and integration will further improve both gross and net margins.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Reduced General and Administrative expense and expenses of marketing programs.
•	Retire Debt to reduce the interest cost significantly and to make every effort to avoid any one time charges.

Management continues to be focused on building its delivery capability and has achieved key milestones in that respect.  Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes.

In a quest to continuously improve its quality standards, CMMI level companies are reassessed every three years by independent consultants under the standards of the Carnegie Mellon University to maintain its CMMI Level 5 quality certification.  As required, NetSol was reassessed in 2010 and was successfully recertified as CMMI Level 5.  . We believe that the CMMI standards are a key reason in NetSol’s demand surge worldwide. We remain convinced that this trend will continue for all NetSol offerings promoting further beneficial alliances and increasing the number and quality of our global customers.  The quest for quality standards is imperative to NetSol’s overall sustainability and success.  In 2008, NetSol became ISO 27001 certified, a global standard and a set of best practices for Information Security Management.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	The global recession and consolidations have opened doors for low cost solution providers such as NetSol. The BestShoring® model of NetSol is a catalyst in today’s environment.

•	The global economic pressures and recession has shifted IT processes and technology to utilize both offshore and onshore solutions providers, to control the costs and improve ROIs.

•	China has become the second largest economy and has grown to over 9% GDP a year while other industrial nations have declined or grown marginally.

•	China’s automobile and banking sectors have been unaffected by the global meltdown and in fact have outgrown all other economies with their recent automobile sales statistics.

•
China sold 58 cars per 1,000 people as compared to 900 cars per 1,000 in the USA. There is a tremendous opportunity for NetSol’s penetration in China’s burgeoning leasing and finance market for NetSol.

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

•
NetSol has never lost a product customer despite the recent severe recession. The dependency of our blue chip clients on NetSol solutions has further elevated new enhancements and services orders in the US.

•	Improved outlook and earnings of bell weather technology companies in USA, reflecting the turnaround of this sector after recession.
•
The aid and support of trade in Pakistan from countries like the US, China, Saudi Arabia and other western and friendly countries seems to be growing recently. This will positively affect NetSol, local employees and customers worldwide. Pakistan has every potential to rise up as the plans for energy, power, agriculture and infrastructures (including 12 new dams to be built by Chinese companies) create a much better outlook and growth for Pakistan.

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

Negative trends:

•	Geo political unrest due to extremism in the regions of Pakistan and Afghanistan.
•
The worst flooding disaster in Pakistan due to heavy monsoon rainfall has affected more than 20 million people. The rebuilding of the affected areas will distract the government of Pakistan and major   resources will be diverted to deal with the aftermath of this disaster.  Accordingly, management expects delays in major public and defense projects.

•	The emergence of many smaller players offering IT solutions in China has resulted in competition on pricing.
•	The sluggish European market, due to debt crisis, could lead to our European business suffering.
•	Dramatic and deep global recession has created a serious decline in business spending causing significant budget cuts for many of the Company’s target verticals.
•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems squeezing IT budgets and elongating decision making cycles.
•	Tighter internal processes and budgets will cause delays in the receivables from few clients.
•	Challenged US auto sectors, banking and retail sectors, thus resulting in longer sales and closing cycles.
•	Anticipated worsening US deficit and rise in inflation in coming years would further put stress on consumers and business spending.
•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition and multiple element arrangements, intangible assets, software development costs, and goodwill.

REVENUE RECOGNTION

The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of licenses with major customization, modification, and development is recognized on a percentage of completion method. Revenue from the implementation of software is recognized on a percentage of completion method.

Revenue from consulting services is recognized as the services are performed for time-and-materials contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

MULTIPLE ELEMENT ARRANGEMENTS

We enter into multiple element revenue arrangements in which a customer may purchase a number of different combinations of software licenses, consulting services, maintenance and support, as well as training and development (multiple-element arrangements).

VSOE of fair value for each element is based on the price for which the element is sold separately. We determine the VSOE of fair value of each element based on historical evidence of our stand-alone sales of these elements to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement. When VSOE of fair value does not exist for any undelivered element, revenue is deferred until the earlier of the point at which such VSOE of fair value exists or until all elements of the arrangement have been delivered. The only exception to this guidance is when the only undelivered element is maintenance and support or other services, then the entire arrangement fee is recognized ratably over the performance period.

INTANGIBLE ASSETS

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

SOFTWARE DEVELOPMENT COSTS

Costs incurred to internally develop computer software products or to enhance an existing product are recorded as research and development costs and expensed when incurred until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

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

GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2010 Annual Shareholders Meeting the Company’s current seven member board stood for election.  As a quorum at this meeting was not achieved, and according to the bylaws of the Company, the current slate retains its positions as directors until the next meeting.  The board of directors is made up of:   Mr. Najeeb U. Ghauri, Mr. Salim Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki, Mr. Mark Caton and Mr. Alexander Shakow.

Committees

The Audit committee is made up of Mr. Burki as Chairman, Mr. Caton, Mr. Beckert and Mr. Shakow as members.  The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert, Mr. Burki, and Mr. Shakow as its members.  The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki, Mr. Caton and Mr. Shakow as members.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2010 COMPARED TO THE YEAR ENDED JUNE 30, 2009

Net revenues for the year ended June 30, 2010 were $36,779,897 as compared to $26,448,177 for the year ended June 30, 2009.   Net revenues are broken out among the subsidiaries as follows:

	2010		2009
	Revenue	%	Revenue	%
North America:
NTNA	$5,627,277	15.30%	$5,396,693	20.40%
	5,627,277	15.30%	5,396,693	20.40%
Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	5,105,434	13.88%	3,886,337	14.69%
	5,105,434	13.88%	3,886,337	14.69%
Asia-Pacific:
Netsol Tech (PK)	21,397,724	58.18%	13,265,196	50.16%
EI	2,210,357	6.01%	3,098,353	11.71%
Netsol Connect	542,521	1.48%	673,256	2.55%
Netsol-Abraxas Australia	96,583	0.26%	128,342	0.49%
Netsol-Thailand	1,800,000	4.89%		0.00%

	26,047,185	70.82%	17,165,147	64.90%

Total	$36,779,897	100.00%	$26,448,177	100.00%

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2010 and 2009 as a percentage of revenues.

	For the Year
	Ended June 30,
	2010		2009
		%		%
Net Revenues:
License fees	$14,157,107	38.49%	$4,786,332	18.10%
Maintenance fees	7,047,936	19.16%	6,499,419	24.57%
Services	15,574,853	42.35%	15,162,426	57.33%
Total revenues	36,779,897	100.00%	26,448,177	100.00%
Cost of revenues:
Salaries and consultants	8,164,148	22.20%	9,787,965	37.01%
Travel	843,626	2.29%	1,334,879	5.05%
Repairs and maintenance	256,997	0.70%	370,487	1.40%
Insurance	140,496	0.38%	174,761	0.66%
Depreciation and amortization	2,298,092	6.25%	2,214,211	8.37%
Other	2,163,689	5.88%	3,316,031	12.54%
Total cost of revenues	13,867,048	37.70%	17,198,334	65.03%
Gross profit	22,912,849	62.30%	9,249,843	34.97%
Operating expenses:
Selling and marketing	2,222,841	6.04%	3,115,883	11.78%
Depreciation and amortization	1,609,854	4.38%	1,973,997	7.46%
Bad debt expense	442,804	1.20%	2,393,685	9.05%
Salaries and wages	3,026,275	8.23%	3,443,390	13.02%
Professional services, including non-cash compensation	900,125	2.45%	1,215,939	4.60%
Lease abandonment charges	867,583	2.36%	-	0.00%
General and adminstrative	4,115,658	11.19%	3,590,118	13.57%
Total operating expenses	13,185,140	35.85%	15,733,012	59.49%
Income (loss) from operations	9,727,708	26.45%	(6,483,169)	-24.51%
Other income and (expenses)
(Loss) on sale of assets	(224,741)	-0.61%	(404,820)	-1.53%
Interest expense	(1,478,474)	-4.02%	(1,294,293)	-4.89%
Interest income	261,296	0.71%	291,030	1.10%
(Loss) gain on foreign currency exchange rates	(66,919)	-0.18%	2,371,487	8.97%
Gain on sale of subsidiary shares	-	0.00%	351,522	1.33%
Share of net loss from equity investment	(67,494)	-0.18%	-	0.00%
Beneficial conversion feature	(1,867,787)	-5.08%	(40,277)	-0.15%
Other income (expense)	56,571	0.15%	(931,253)	-3.52%
Total other (expense) income	(3,387,548)	-9.21%	343,396	1.30%
Net income (loss) before non-controlling interest in subsidiary	6,340,160	17.24%	(6,139,773)	-23.21%
Non-controlling interest	(4,892,097)	-13.30%	(1,816,143)	-6.87%
Income taxes	(53,943)	-0.15%	(91,132)	-0.34%
Net income/ (loss)	1,394,120	3.79%	(8,047,048)	-30.43%
Dividend required for preferred stockholders	-	0.00%	(134,400)	-0.51%
Net Income/ (loss) applicable to common shareholders	1,394,120	3.79%	(8,181,448)	-30.93%

The total consolidated net revenue for fiscal year 2010 was $36,779,897 as compared to $26,448,177 in fiscal year 2009. This is a nearly a 39% increase in revenue.  Maintenance fee revenue increased 8% from $6,499,419 to $7,047,936. Revenue from services, which includes consulting and implementation, increased 3% from $15,162,426 to $15,574,853.  The activity for NetSol’s new license sales for NFS™ also improved significantly. License revenue increased by 196% from $4,786,332 in 2009 to $14,157,107 in 2010. This shows reliability of customers on our flagship product "NetSol Financial Suite™".

Due to the revision in our pricing policy, NFS™ license value in APAC is in the range of $1.0 to $2.0 million, without factoring in services maintenance and implementation fees.  Normally, NetSol negotiates 15-20% yearly maintenance contracts with customers. A number of large leasing companies will be looking to renew legacy applications. This places NetSol in a very strong position to capitalize on any upturn in IT spending by these companies.

The gross profit was $22,912,846 for year ended June 30, 2010, as compared with $9,249,843 for the same period of the previous year.  This is a 148% increase.  The gross profit percentage was 62% for the current fiscal year and 35% in the prior year.   The cost of sales was $13,867,048 in the current year compared to $17,198,334 in the prior year. The decrease in cost of sales is mainly due to cost rationalization measures taken by the company.

Operating expenses were $13,185,141 for the year ended June 30, 2010, as compared to, $15,733,012 for the year ended June 30, 2009, a decrease of 18% from the prior year.  The decrease is mainly attributable to reduction is salaries and provision for doubtful debts. Depreciation and amortization expense amounted to $1,609,854- and $1,973,997 for the year ended June 30, 2010 and 2009, respectively.  Combined salaries and wage costs were $3,026,275 and $3,443,390 for the comparable periods, respectively, or a decrease of $417,115 from the corresponding period last year. General and administrative expenses were $4,115,658 and $3,590,118 for the years ended June 30, 2010 and 2009, respectively, an increase of $525,540 or 15%. As a percentage of sales, these expenses were 11% in the current year compared to 14% in the prior year. The increase in costs is due to the expansion of Beijing and Bangkok sales offices, launching activities of a new joint venture in Saudi Arabia, severance and settlements with a few employees in the UK, Pakistan and USA, and increased travel and other expenses that supporting a large workforce entail.

Selling and marketing expenses reduced to $2,222,841 for the year ended June 30, 2010 as compared to $3,115,883 for the year ended June 30, 2009.  As a percentage of sales, these expenses were 6% in the current year compared to 11.8% in the prior year.  The Company provided for certain doubtful debts of $442,804 and $2,393,685, during the years ended June 30, 2010 and 2009, respectively.

Income from operations in fiscal year 2010 was $9,727,708 compared to a loss of $6,483,169 in fiscal year 2009. As a percentage of sales, net income from operations was 26% in the current year compared to a loss of 25% in the prior period.

Net income in fiscal year 2010 was $1,394,120 compared to a loss of $8,181,448 in fiscal year 2009.  During the years ended June 30, 2010 and 2009, the Company was required to pay a cash dividend to the preferred stockholders of $NIL- and $134,400.  The current fiscal year amount includes a net reduction for the minority interest in earnings of $4,892,097 compared to a reduction of $1,816,143 in the prior year for the 49.9% minority interest in NetSol Connect and NetSol Innovation, and the 42.04% minority interest in NetSol PK. The net earnings per share, basic and diluted, was $0.05 and $0.04 in 2010 compared to a net loss, basic and diluted, of $0.30 in 2009.

The net EBITDA income was $6,834,483 compared to loss of $2,473,415 after amortization and depreciation charges of $3,907,946 and $4,188,208, income taxes of $53,943 and $91,132, and interest expense of $1,478,474 and $1,294,293 respectively.  The EBITDA income per share, basic & diluted was $0.20 and $0.18 as compared to EBITDA loss of $.09 basic and diluted in the year ago period. Although the net EBITDA income is a non-GAAP measure of income, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Quarterly Results of Operations for the quarter ended June 30, 2010 and June 30, 2009

Net revenues for the quarter ended June 30, 2010 and 2009 are broken out among the subsidiaries as follows:

	2010		2009
	Revenue	%	Revenue	%
North America:
Netsol Tech NA	$1,270,200	11.87%	$1,351,643	19.72%
	1,270,200	11.87%	1,351,643	19.72%
Europe:
Netsol UK	-	0.00%	-	0.00%
Netsol Tech Europe	799,402	7.47%	546,704	7.98%
	799,402	7.47%	546,704	7.98%
Asia-Pacific:
Netsol Tech (PK)	7,172,319	67.00%	4,126,774	60.22%
Netsol-Innovation	511,288	4.78%	631,236	9.21%
Netsol Connect	126,106	1.18%	131,175	1.91%
Netsol-Abraxas Australia	20,745	0.19%	65,648	0.96%
Netsol-Thailand	805,000	7.52%	-	0.00%

	8,635,458	80.67%	4,954,833	72.30%

Total	$10,705,060	100.00%	$6,853,180	100.00%

The following table presents our unaudited quarterly results of operations for the quarters ended June 30, 2010 and 2009.  You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report.  We have prepared the unaudited information on the same basis as our audited consolidated financial statements.  This table includes normal recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results for the quarters presented.  Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	For the Three Months
	Ended June 30,
	2010		2009
		%		%
Net Revenues:
License fees	$4,641,770	43.36%	$1,283,700	18.73%
Maintenance fees	1,720,084	16.07%	1,727,900	25.21%
Services	4,343,206	40.57%	3,841,580	56.06%
Total revenues	10,705,060	100.00%	6,853,180	100.00%
Cost of revenues:
Salaries and consultants	1,990,180	18.59%	2,135,294	31.16%
Travel	232,283	2.17%	341,589	4.98%
Repairs and maintenance	76,911	0.72%	80,051	1.17%
Insurance	27,553	0.26%	39,371	0.57%
Depreciation and amortization	647,415	6.05%	598,358	8.73%
Other	279,263	2.61%	1,107,766	16.16%
Total cost of revenues	3,253,605	30.39%	4,302,429	62.78%
Gross profit	7,451,454	69.61%	2,550,751	37.22%
Operating expenses:
Selling and marketing	550,307	5.14%	636,374	9.29%
Depreciation and amortization	267,907	2.50%	497,716	7.26%
Bad debt expense	233,200	2.18%	(26,973)	-0.39%
Salaries and wages	802,585	7.50%	745,859	10.88%
Professional services, including non-cash compensation	350,647	3.28%	338,187	4.93%
General and adminstrative	858,328	8.02%	896,667	13.08%
Total operating expenses	3,062,974	28.61%	3,087,830	45.06%
Income (loss) from operations	4,388,481		(537,079)	-7.84%
Other income and (expenses)
(Loss) on sale of assets	(10,221)	-0.10%	(96,564)	-1.41%
Interest expense	(314,981)	-2.94%	(327,547)	-4.78%
Interest income	27,096	0.25%	44,423	0.65%
(Loss) gain on foreign currency exchange rates	(257,414)	-2.40%	549,733	8.02%
Gain on sale of subsidiary shares	-	0.00%	351,522	5.13%
Share of net loss from equity investment	(43,510)	-0.41%	-	0.00%
Beneficial conversion feature	(515,815)	-4.82%	(23,052)	-0.34%
Other (expense) income	(94,426)	-0.88%	21,229	0.31%
Total other (expense) income	(1,209,271)	-11.30%	519,744	7.58%
Net income (loss) before non-controlling interest in subsidiary	3,179,209	29.70%	(17,335)	-0.25%
Non-controlling interest	(1,657,004)	-15.48%	(843,904)	-12.31%
Income taxes	(5,337)	-0.05%	(11,501)	-0.17%
Net income (loss)	1,516,869	14.17%	(872,740)	-12.73%
Dividend required for preferred stockholders	-	0.00%	(33,508)	-0.49%
Net income (loss) applicable to common shareholders	1,516,869	14.17%	(906,248)	-13.22%

Liquidity and Capital Resources

The Company's cash position was $4,075,546 at June 30, 2010 compared to $4,403,762 at June 30, 2009.

The Company’s current assets, as of June 30, 2010, totaled $33,354,816 and were 46% of total assets, an increase of 16% from $28,792,129 or 46% of total assets as of June 30, 2009.  As of June 30, 2010, the Company's working capital (current assets less current liabilities) totaled $13,127,033 compared to $11,398,413 as of June 30, 2009, an increase of $1,728,620. As of June 30, 2010, the Company had $12,280,331 million in accounts receivable and $9,477,278 million in revenues in excess of billings.

Net cash provided by operating activities amounted to $8,669,711 for the year ended June 30, 2010, as compared to $1,231,588 for the year ended June 30, 2009. The increase is mainly due to an increase in accounts receivable and net profits of the company. We expect to receive payments on these accounts within the next fiscal year.

Net cash used in investing activities amounted to $10,216,790 for the year ended June 30, 2010, as compared to $9,434,284 for the year ended June 30, 2009. The difference lies primarily in the increase in intangible assets capitalized, as well as, an increase in purchases of fixed assets. The Company had purchases of property and equipment of $2,986,495 compared to $2,093,618 for the comparable period last fiscal year.

Net cash provided by financing activities amounted to $1,708,837 and $6,571,516 for years ended June 30, 2010, and 2009, respectively.  The current fiscal year included the cash inflow of $854,509 from the sale of common stock and $71,250 from the exercising of stock options and warrants, compared to $712,770 and $563,929 in the prior year, respectively.  In the current fiscal year, the Company had $4,540,971 in proceeds from bank loans, and net capital leases payments of $4,328,700 as compared to $3,843,541 in proceeds from bank loans, and net capital leases payments of $539,497 in the comparable period last year.

The Company plans on pursuing various and feasible means of raising new funding to: expand its infrastructure, enhance product offerings and strengthen marketing and sales activities in strategic markets.   A strong growth in earnings and the signing of larger contracts with Fortune 500 customers largely depends on the financial strength of NetSol. Generally, the bigger name clients and new prospects diligently analyze and take into consideration a stronger balance sheet before awarding big projects to vendors. Therefore, NetSol would continue its effort to further enhance its financial resources in order to continue to attract large name customers and big value contracts.

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

ITEM 6A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a small business issuer, the Company is not required to provide the disclosures set forth in this item.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements that constitute Item 8 are included at the end of this report on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Kabani & Company, Inc.’s report on NetSol’s financial statements for the fiscal years ended June 30, 2009 and June 30, 2010, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol's financial statements for the fiscal years ended June 30, 2009 and June 30, 2010 there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

ITEM 8A(T).  CONTROLS AND PROCEDURES

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to permanent exemption for small companies (as defined) from this rule, as established by the Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010.

Changes in Internal Control Over Financial Reporting

There has be no change in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 8B.            OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2010, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	55	Director and Chairman	Brother to Naeem and Salim Ghauri
Salim Ghauri	1999	54	President and Director	Brother to Naeem and Najeeb Ghauri
Naeem Ghauri	1999	52	Chief Executive Officer, Director	Brother to Najeeb and Salim Ghauri
Boo-Ali Siddiqui	2009	36	Chief Financial Officer	None
Patti L. W. McGlasson	2004	45	Secretary, General Counsel	None
Shahid Javed Burki	2000	71	Director	None
Eugen Beckert	2001	63	Director	None
Mark Caton	2002	60	Director	None
Alexander Shakow	2007	73	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol.  He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer since October 2006. Mr. Ghauri is the founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the NASDAQ Dubai exchange in 2008.   Mr. Ghauri served as the Company's Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005.  As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan.   Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1981.   Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008 and 2009.

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is currently the Chairman and CEO of NetSol Technologies Limited and President of the Asia Pacific Region and CEO of Global Services Group.  Mr. Ghauri was the founder of Network Solutions (Pvt.) Ltd. in 1995, Later NetSol Technologies (Pvt.) Limited.  Under his leadership, NetSol gradually built a strong team of IT professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001 and CMMi Level 5 assessed. Under his leadership, NetSol PK has become the leading IT company and is known as an IT Icon in the region.  Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before NetSol Technologies Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant.   Mr. Ghauri was appointed in 2007 as an Honorary Consul for Australia-Punjab Region.

NAEEM GHAURI has been a Director of the Company since 1999 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri serves as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. He is also the director of the Global Sales group. While instrumental in numerous transactions, his most significant contribution to the revenue of the Company was his role in closing the TiG NetSol Joint Venture in 2005.  Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England.   Mr. Ghauri serves on the board of NetSol Technologies Europe, Ltd., a subsidiary of the Company.

BOO-ALI SIDDIQUI Mr. Siddiqui has served as NetSol's Chief Financial Officer since April 2009.  He also serves as the Chief Financial Officer and Company Secretary of NetSol Technologies Ltd. managing the finances of all companies in the Asia group since 2005. Prior to joining NetSol, he served as Deputy Registrar of Companies for the Securities & Exchange Commission of Pakistan (SECP) and as Senior Manager, Audit and Tax, for Ehtisham & Co., Chartered Accountants. Mr. Siddiqui holds a Bachelor of Commerce from Hailey College of Commerce, Lahore, University of The Punjab, Pakistan, is a Fellow Member of both the Institute of Chartered Secretaries & Managers (FICS) and the Pakistan Institute of Public Finance Accountants (FPA), and is an Associate Member of the Institute of Chartered Accountants of Pakistan (ACA). He completed his four years articleship from Ford Rhodes Sidat Hyder & Company a renowned accounting firm in Pakistan representing Ernest Young International,

PATTI L. W.  MCGLASSON joined NetSol as General Counsel in January 2004 and was elected to the position of Secretary in March 2004.  Prior to joining NetSol, Ms. McGlasson practiced at Vogt & Resnick, law corporation, where her practice focused on corporate, securities and business transactions.  As part of her Masters in Law in Transnational Business, she interned at the law firm of Loeff Claeys Verbeke in Rotterdam, the Netherlands in 1991.  Ms. McGlasson was admitted to practice in California in 1991.  She received her Bachelor of Arts in Political Science in 1987 from the University of California, San Diego and, her Juris Doctor and Masters in Law in Transnational Business from the University of the Pacific, McGeorge School of Law, in 1991 and 1993, respectively.

EUGEN BECKERT was appointed to the Board of Directors in August 2001. A native of Germany, Mr. Beckert received his masters in Engineering and Economics from the University of Karlsruhe, Germany. Mr. Beckert was with Mercedes-Benz AG/Daimler Benz AG from 1973, working in technology and systems development. In 1992, he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. From 1996 to 2000, he acted as director of Processes and Systems (CIO) for Financial Services of DaimlerChrysler Asia Pacific Services.  During this period he was instrumental to having the LeaseSoft products of NetSol developed and introduced in several countries as a pilot customer. From 2001 to 2004, he served as Vice President in the Japanese company of DCS.  Mr. Beckert retired from DaimlerChrysler in November 2006.  Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committees.

SHAHID JAVED BURKI was appointed to the Board of Directors in February 2003.  Before joining the World Bank in 1974 he was a member of the Civil Service of Pakistan. He had a distinguished career with the World Bank from 1974 to 1999 where he held a number of senior positions including Chief of Policy Planning (1974-1981); Director of International Relations Department (1981-87); Director of China Department (1987-94); and Vice President of Latin America and the Caribbean Region (1994-99). Upon taking early retirement from the Bank, he took up the position of Chief Executive Officer of EMP Financial Advisors, a consulting company linked with the Washington based EMP Global, a private equity firm and worked there until 2005. He is currently Chairman the Institute of Public Policy, a think tank associated with the Beacon house National University, Lahore, Pakistan. He also spends some time each year as Senior Visiting Research Fellow at the Institute of South Asian Studies, National Singapore University. In 1996-97 he took leave of absence from the World Bank to take up the position of Finance Minister of Pakistan. Mr. Burki was educated at Government College, Lahore from where he received M.Sc. in Physics; at Oxford University as a Rhodes Scholar from where he received M.A. (Hons) in Economics; at Harvard University as a Mason Fellow from where he received M.P.A. and also studied for Ph.D. in Economics (not completed). In 1997, he received a Diploma in Advanced Management from Harvard University’s Business School.  Mr. Burki has authored several books and articles on development issues including Study of Chinese Communes (Harvard University Press, 1969); Pakistan Under Bhutto (Macmillan, 1990); Changing Perceptions, Altered Reality: Pakistan’s Economy Under Musharraf, 1999-2006 (Oxford University Press, 2007). He is currently working on a book, Changing Asia to be published later this year by Routledge, London.  Mr. Burki is a chairman of the Audit Committee and a member of the Compensation and Nominating and Corporate Governance Committees.

MARK CATON joined the board of directors in 2007.  Mr. Caton is currently President of Centela Systems, Inc. a distributor of computer peripheral solutions in the multimedia and digital electronic market segment, a position he has held since 2003. Prior to joining Centela, Mr. Caton was President of NetSol Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was employed by ePlus from 1997 to 2002 as Senior Account Representative. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NetSol from 2002-2003. Mr. Caton is a Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. Mr. Caton received his BA from UCLA in psychology in 1971.

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

ITEM 10-EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

NetSol Technologies’ Named Executive Officers, a group comprised of the Chief Executive Officer, the Chief Financial Officer, and three other executive officers in the 2009-2010 fiscal year, are the following individuals:

Najeeb Ghauri	Chief Executive Officer
Salim Ghauri	President of Asia Pacific and Middle East Operations
Naeem Ghauri	President of European Operations
Boo Ali	Chief Financial Officer
Patti L. W. McGlasson	Secretary and General Counsel

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

2010 Executive Compensation Components

For the fiscal year ended June 30, 2010, the principal components of compensation that our named executive officers were eligible to receive were:

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

During our fiscal year ended 2010, none of the named executives were awarded cash bonuses.

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

Our Chief Financial Officer has an employment agreement that provides, if his employment is terminated without cause or if the executive terminates the agreement with Good Reason, he is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of the second month of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for him and his family until the end of the employment term and through the end of the two months from the date of termination.  Provided, however, if such benefits cannot be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued.  These agreements further provide for vesting of all options and restrictive stock grants, if any.

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

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2010 and June 30, 2009, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2010	$315,000	$-	$99,375	$-	(2)	$70,981	(3)	$485,356
CEO & Chairman	2009	$272,265	$-	$-	$-		$36,000		$308,265
Naeem Ghauri	2010	$225,000	$-	$99,375	$-	(2)	$27,000	(4)	$351,375
President EMEA Region	2009	$200,000	$-	$-	$-		$25,686		$225,686
Salim Ghauri	2010	$212,500	$-	$99,375	$-	(2)	$9,918	(5)	$321,793
President APAC Region	2009	$175,000	$-	$-	$-		$-		$175,000
Boo-Ali Siddiqui	2010	$75,000	$-	$9,000	$-		$-	(5)	$84,000
Chief Financial Officer	2009	$15,000	$-	$6,400	$-		$-		$21,400
Dan Lee	2010	$-	$-	$-	$-		$-	(5)	$-
Chief Financial Officer	2009	$58,333	$-	$13,340	$-		$4,245		$75,918
Tina Gilger	2010	$-	$-	$-	$-	(2)	$-	(5)	$-
Chief Financial Officer	2009	$70,360	$5,000	$-	$-		$-		$75,360
Patti L. W. McGlasson	2010	$122,747	$-	$7,200	$-	(2)	$23,594	(6)	$153,541
Secretary, General Counsel	2009	$124,289	$5,000	$17,200	$-		$-		$146,489

(1) The stock was awarded as compensation and sign up bonus to the officers.  Therefore, no expense was recognized in the consolidated financial statements.
(2)  During the fiscal year ended June 30, 2010 no options were granted to any of the officers. For the fiscal year ended June 30, 2009, the following options were granted to the named offices:  750,000 options to Mr. Najeeb Ghauri and 525,000 options each to Mr. Naeem Ghauri & Mr. Salim Ghauri. Using the Black-Scholes model these were valued at $367,346 and an expense of $139,894 was recorded in the accompanying consolidated financial statements.
(3)  Consists of $36,000 and $36,000 paid for automobile and travel allowance, $8,379 and $Nil on account of life insurance and $26,602 and $32,151 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2010 and 2009, respectively.
(4)  Consists of $24,000 and $22,790 paid for automobile and travel allowance and $3,000 and $2,896 paid for private medical insurance premiums paid by the Company for the fiscal years ended June 30, 2010 and 2009, respectively.
(5)  The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2010 and 2009, respectively.
(6)  Consists of $8,500 paid for automobile allowance and $15,094 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2010. The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2009.

Grants of Plan-Based Awards

Mr. Najeeb Ghauri, Mr. Naeem Ghauri and Mr. Salim Ghauri pursuant to the terms of their employment agreement were entitled for bonus based on the performance of the Company for the fiscal year ended June 30, 2008. Mssrs. Ghauri waived all rights to bonuses and options pursuant to the terms of their employment agreements in response to the economic downturn of late 2008.

Mr. Najeeb Ghauri, Mr. Naeem Ghauri and Mr. Salim Ghauri were granted, in February 2009, 750,000, 525,000 and 525,000 options, respectively, to acquire shares of common stock of the Company. The options vest quarterly and were approved by the Compensation Committee as an incentive for Messrs. Ghauri in light of the agreed reduction of salary in early 2009.  Ms. McGlasson was granted 20,000 shares of common stock of the Company in early 2009 as an incentive for Ms. McGlasson in light of the agreed reduction of salary.

Discussion of Summary Compensation Table

The terms of our executive officers' compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee. The terms of Mr. Najeeb Ghauri, Mr. Naeem Ghauri and Mr. Salim Ghauri’s employment agreements with the Company were the result of negotiations between the Company and the executives and were approved by our Compensation Committee and Board of Directors. The terms of Ms. McGlasson’s and Mr. Siddiqui’s employment agreement with the Company were the result of negotiations between our Chief Executive Officer and the employees and were approved by our Compensation Committee and Board of Directors.

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008 and again January 1, 2010.  Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the "CEO Agreement"), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer from the date of the CEO Agreement through December 31, 2012. The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term.  Under the CEO Agreement, Mr. Ghauri is entitled to an annualized base salary of $375,000 and 250,000 shares of common stock which are granted 25% on a quarterly basis following each 3 months of service, and is eligible for annual bonuses at the discretion of the Compensation Committee.  Pursuant to the terms of the amendment, Mr. Ghauri was entitled to the following bonuses.  A bonus of One Hundred Thirty Three Thousand Dollars ($133,000) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $30,000,000 for the fiscal year 2009-2010; and, earnings per share of $0.05 (the “Minimum Bonus Benchmark”).  An additional bonus may be earned if an “accelerator goal” is achieved.  The bonus is accelerated to a total of Two Hundred Thousand Dollars ($200,000) if revenue of $33,000,000 is attained together with earnings per share of $0.10.

Mr. Ghauri is entitled to participate in the Company's stock option plans, is entitled to three weeks of paid vacation per calendar year, is to receive a car allowance totaling $3,000 per month for the term of the CEO Agreement, and the Company shall pay premiums not to exceed $16,600 (or $4,150 quarterly) for life insurance for the Executive.

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

The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007.  The above summary of the First Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2008.  The above summary of the Second Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-Q for the fiscal year ended December 31, 2009.

Employment Agreement with Naeem Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our President of NetSol Technologies Europe, Ltd. and Chief Executive Officer of EMEA, Naeem Ghauri (the “President EMEA Agreement”). The President EMEA Agreement was amended effective January 1, 2008 and again effective January 1, 2010.  Pursuant to the Employment Agreement, as amended, the Company agreed to employ Mr. Ghauri as its President of the EMEA region from the date of the President EMEA Agreement through December 31, 2012. The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the President EMEA Agreement, Mr. Ghauri is entitled to an annualized base salary of $250,000, 250,000 shares of common stock which are granted 25% on a quarterly basis following each 3 months of service, and is eligible for annual bonuses at the discretion of the Compensation Committee.  A bonus of One Hundred Thirty Three Thousand Dollars ($133,000) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $30,000,000 for the fiscal year 2009-2010; and, earnings per share of $0.05 (the “Minimum Bonus Benchmark”).  An additional bonus may be earned if an “accelerator goal” is achieved.  The bonus is accelerated to a total of Two Hundred Thousand Dollars ($200,000) if revenue of $33,000,000 is attained together with earnings per share of $0.10.

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

The above summary of the President EMEA Agreement is qualified in its entirety by reference to the full text of the President EMEA Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007.  The above summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2008.   The above summary of the Second Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-Q for the fiscal year ended December 31, 2009.

Employment Agreement with Salim Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our President of NetSol Technologies, Ltd., our wholly owned subsidiary in Lahore, Pakistan and Chief Executive Officer of the APAC Region, Mr. Salim Ghauri (the “President APAC Agreement”). The President APAC Agreement was amended effective January 1, 2008 and again January 1, 2010. Pursuant to the President APAC Agreement, as amended, the Company agreed to employ Mr. Ghauri as its President APAC and Chief Executive Officer of the Global Services Division from the date of the President APAC Agreement through December 31, 2012. The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term.

Under the President APAC Agreement, Mr. Ghauri is entitled to an annualized base salary of $225,000 and is eligible for annual bonuses at the discretion of the Compensation Committee, 250,000 shares of common stock which are granted 25% on a quarterly basis following each 3 months of service, and is eligible for annual bonuses at the discretion of the Compensation Committee.  A bonus of One Hundred Thirty Three Thousand Dollars ($133,000) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $30,000,000 for the fiscal year 2009-2010; and, earnings per share of $0.05 (the “Minimum Bonus Benchmark”).  An additional bonus may be earned if an “accelerator goal” is achieved.  The bonus is accelerated to a total of Two Hundred Thousand Dollars ($200,000) if revenue of $33,000,000 is attained together with earnings per share of $0.10.

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

The above summary of the President APAC Agreement is qualified in its entirety by reference to the full text of the President APAC Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007.  The above summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit hereto. The above summary of the Second Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-Q for the fiscal year ended December 31, 2009.

Employment Agreement with Boo-Ali Siddiqui

Effective April 1, 2010, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Boo-Ali Siddiqui. Pursuant to the Employment Agreement between Ms. Siddiqui and the Company (the "CFO Agreement"), the Company agreed to employ Mr. Siddiqui as its CFO from the date of the CFO Agreement through March 31, 2011. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional thirty day periods unless notice of intent to terminate is received by either party at least two weeks prior to the end of the term. Under the CFO Agreement, Mr. Siddiqui is entitled to an annualized base salary of $84,000 and is eligible for annual bonuses at the discretion of the Chief Executive Officer.  Mr. Siddiqui shall also receive a total of 50,000 shares of common stock to be granted in 25% tranches upon each completion of a quarter of service during the term of his CFO Agreement.

The CFO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CFO Agreement, if she terminates her employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, she shall be entitled to all remaining salary from the termination date until 2 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 2 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the CFO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 60 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CFO Agreement by the Company. Under the CFO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CFO Agreement by Mr. Siddiqui.

The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the CFO Agreement, a copy of which was filed as an exhibit to the Company’s 10-Q for the quarter ended December 31, 2009.

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary and General Counsel, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement between Ms. McGlasson and the Company (the "General Counsel Agreement"), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through March 31, 2012. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one year periods unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the General Counsel Agreement, Ms. McGlasson was entitled to an annualized base salary of $130,000, 40,000 shares of common stock to be granted in 25% tranches after each quarter of service, and is eligible for annual bonuses at the discretion of the Chief Executive Officer.  In addition, Ms. McGlasson is entitled to participate in the Company's stock option plans and, is entitled to four weeks of paid vacation per calendar year.

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

The above summary of the General Counsel Agreement is qualified in its entirety by reference to the full text of the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2006 on September 27, 2006.  The above summary is also qualified in its entirety by reference to the full text of the Amendment to the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 10-Q for the quarter ended March 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2010, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

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

Option Exercises and Stock Vested

No options were exercised and consequently no stock was issued to any officer of the company.

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2010, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$1,125,000	$-	$1,125,000
Bonus	-
Salary Multiple Pay-out	897,000
Bonus or Revenue One-time Pay-Out	367,799
Net Cash Value of Options	4,648,302

Total	$7,038,101	$-	$1,125,000

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2010, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$750,000	$-	$750,000
Bonus	-
Salary Multiple Pay-out	598,000
Bonus or Revenue One-time Pay-Out	367,799
Net Cash Value of Options	4,618,552

Total	$6,334,351	$-	$750,000

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2010, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$750,000	$-	$750,000
Bonus	-
Salary Multiple Pay-out	598,000
Bonus or Revenue One-time Pay-Out	367,799
Net Cash Value of Options	4,643,552

Total	$6,359,351	$-	$750,000

Boo-Ali Siddiqui, Chief Financial Officer

In the event that Mr. Siddiqui is terminated as a result of a change in control (defined below), he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and his salary during the preceding 6 months; (b) a  one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one-half of one percent of the Company’s consolidated gross revenues for the previous six (6) months (the “Change of Control Termination Payment”).

The following table summarizes the potential payments to Mr. Siddiqui assuming his employment with us was terminated or a change of control occurred on June 30, 2010, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$14,000	$-	$14,000
Bonus	-
Salary Multiple Pay-out	125,580
Bonus or Revenue One-time Pay-Out	98,190
Net Cash Value of Options	-

Total	$237,770	$-	$14,000

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2010, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$130,000	$-	$130,000
Bonus	-
Salary Multiple Pay-out	371,624
Bonus or Revenue One-time Pay-Out	183,899
Net Cash Value of Options	326,800

Total	$1,012,324	$-	$130,000

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended June 30, 2010, other than Najeeb Ghauri, Naeem Ghauri and Salim Ghauri who are executives and directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARES AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	21,288	15,275	36,563
Shahid Javed Burki	26,612	15,275	41,887
Mark Caton	23,950	15,275	39,225
Alexander Shakow	15,075	15,275	30,350

(1)	During the fiscal year ended June 30, 2010, 17,500 shares were issued to each independent director valuing $15,275

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2010.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$39,000
Committee Membership	$15,975
Chairperson for Audit Committee	$13,312
Chairperson for Compensation Committee	$10,650
Chairperson for Nominating and Corporate Governance Committee	$7,988

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert, Mr. Burki and Mr. Shakow. During the fiscal year ended June 30, 2010, the Chairman of the Compensation Committee was Mr.  Caton.  There were no other members of the committee during the fiscal year ended June 30, 2010. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2010, or at any other time, an officer or employee of the Company.

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

In March 2004, our shareholders approved the 2003 stock option plan.  This plan authorizes up to 2,000,000 options to purchase common stock of which 1,655,341 have been granted.  The grant prices range between $0.72 and $5.00.

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

In June 2008, our shareholders approved the 2008 Equity incentive plan.  This plan authorizes up to 1,000,000 grants and/or options of common stock of which 602,000 have been granted. The grant prices range between $0.32 and $1.85.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 6, 2010, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

		Percentage

Najeeb Ghauri (3)	4,077,823	10.14%
Naeem Ghauri (3)	3,253,682	8.09%
Salim Ghauri (3)	3,294,116	8.19%
Eugen Beckert (3)	278,900	*
Shahid Javed Burki (3)	265,000	*
Mark Caton (3)	57,700	*
Alexander Shakow (3)	50,273	*
Patti McGlasson (3)	165,500	*
Boo-Ali Siddiqui (3)	32,500	*
The Tail Wind Fund Ltd.(5)(6)	3,822,192	9.51%
Newland Capital Management LLC(7)	3,405,414	8.47%
All officers and directors
as a group (nine persons)	11,475,494	28.54%

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

(2)  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 7, 2010, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes shares issuable upon exercise of options exercisable within 60 days, as follows: Mr. Najeeb Ghauri, 2,474,277; Mr. Naeem Ghauri, 2,309,377; Mr. Salim Ghauri, 2,145,191; Mr. Eugen Beckert, 135,000; Mr. Shahid Burki, 150,000; and Ms. Patti McGlasson, 110,000.

(3)  Address c/o NetSol Technologies, Inc. at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302.

(4)  Shares issued and outstanding as of September 6, 2010 were 40,205,421.

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

(6) Subject to the Ownership Limitation (defined below) and as reported in their Form 13G/A filed February 12, 2010, The Tail Wind Fund Ltd. (“Tail Wind”) may be deemed to beneficially own a total of 7,355,432 shares of Common Stock, including: 650,467 shares  of Common Stock held by Tail Wind; 12,854,143 shares of Common Stock issuable upon conversion of $1,800,000 in principal amount of  NetSol’s Convertible Notes due July 10, 2010 (“2009 Notes”) issued to TWF at a conversion price of $0.63 (without any interest accrual), 793,650 shares of Common Stock issuable upon exercise of warrants issued to TWF on June 29, 2007, 793,650 shares of Common Stock issuable upon exercise of warrants issued to TWF on October 29, 2007, and 2,260,522 shares of Common Stock issuable upon conversion of $1,424,128.86 in principal amount of NetSol’s Convertible Notes due July 31, 2011 issued to Tail Wind on July 23, 2008 at a conversion of $.63 (without any interest accrual).

Subject to the ownership limitation, TWAM may be deemed to beneficially own a total of 7,988,807 shares of Common Stock (the “TWAM Shares”), including the Tail Wind shares, which it may be deemed to beneficially own in its capacity as the investment manager for Tail Wind, and 876,192 shares of Common Stock issuable upon conversion of $633,375 in principal amount of NetSol’s Convertible Notes due July 31, 2011 issued to TWAM on July 23, 20008 at a conversion price of $0.63 (without any interest accrual).

In accordance with Rule 13d-4 under the Securities Exchange Act of 1934, as amended, because the number of shares of Common Stock into which the Reporting Person's Notes,  and Warrants are convertible and exercisable is limited, pursuant to the terms of such instruments, to that number of shares of Common Stock which would result in the Reporting Person having beneficial ownership of 9.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation"), Tail Wind disclaims beneficial ownership of any and all shares of Common Stock that would cause Tail Wind's beneficial ownership to exceed the Ownership Limitation.  In accordance with the Ownership Limitation, Tail Wind, based upon 35,436,277 shares of common stock outstanding (as of February 5, 2010), Tail Wind beneficially owns 3,822,192 shares of Common Stock and disclaims beneficial ownership of 3,533,240 and TWAM disclaims beneficial ownership of 4,166,615 shares of Common Stock.

(7) Pursuant to a form 13G/A filed on February 16, 2010 and relying upon the authenticity of the information contained therein, the following persons have shared voting power over 3,405,414 shares of common stock of the Company:  Newland Capital Management, LLC (as to 3,405,414 shares), Newland Master Fund, Ltd. (as to 3,405,414), Newland Offshore Fund, Ltd. (as to 2,904,818 shares), Ken Brodkowitz (as to 3,405,414 shares) and Michael Vermut (as to 3,405,414 shares).  Newland Capital Management, LLC, Ken Brodkowitz and Michael Vermut  with addresses c/o Newland Capital Management LLC, 350 Madison Avenue, 11th Floor, New York, New York, 10017; Newland Master Fund, Ltd. and Newland Offshore Fund, Ltd., addresses are c/o Goldman Sachs (CAYMAN) Trust, Limited, P.O. Box 896, Gardenia Court, Suite 3307, 45 Market St., Camana Bay, Cayman Islands KY1-1103.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In November 2009, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees.  This compensation is discussed in the sections entitled “Compensation of Directors” beginning on page 53.

ITEM 13 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2010 and June 30, 2009. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10 or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2010 was $165,000 and for the year ended June 30, 2009 was $112,500.

Audit Related Fees

 The aggregate fees billed by Kabani & Co. during fiscal 2010 including assurance and related audit services not covered in the preceding paragraph was $Nil. These “Audit Related Fees” were primarily for services in connection with the review of quarterly financial statements. The aggregate fees billed by Kabani & Company during fiscal 2009 including assurance and related audit services not covered in the preceding paragraph was $7,500.  These “Audit Related Fees” were primarily for services in connection with the review of quarterly financial statements.

Tax Fees

Tax fees for fiscal year 2010 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2009.  Tax fees for fiscal year 2009 were $12,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2008.

All Other Fees

There were no other fees billed by Kabani & Co. or services rendered to NetSol during the fiscal years ended June 30, 2010 and 2009, other than as described above.

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

PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

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

10.28	Lease Agreement by and between NetSol Technologies, Inc. and NetSol Technologies North America, Inc. and NOP Watergate LLC dated April 3, 2008.*
10.29	Lease Amendment Number Three by and between NetSol Technologies, Inc. and Century National Properties, Inc. dated December 12, 2007. *
10.30	Rent Agreement by and between Mr. Tahir Mehmood Khan and NetSol Technologies Ltd. Dated January 21, 2008. *
10.31	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *
10.32	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010.*
10.33	Amendment to Employment Agreement by and between Company and Salim Ghauri dated effective January 1, 2010.*
10.34	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010.*
10.35	Employment Agreement by and between Company and Boo-Ali Siddiqui dated effective April 1, 2010.*

21.1 A list of all subsidiaries of the Company (1)
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)(1)
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed
(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 9, 2010	BY: /S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: September 9, 2010	BY: /S/ Boo-Ali Siddiqui

Boo-Ali Siddiqui
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 9, 2010	BY: /S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 9, 2010	BY: /S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date: September 9, 2010	BY: /S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: September 9, 2010	BY: /S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 9, 2010	BY: /S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 9, 2010	BY:/S/ MARK CATON
Mark Caton
Director

Date: September 9, 2010	BY:/S/ ALEXANDER SHAKOW
Alexander Shakow
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2010 and 2009 and the results of its consolidated operations and comprehensive loss, stockholder’s equity and cash flows for each of years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, CA
September 9, 2010

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of June 30, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,075,546	$4,403,762
Restricted Cash	5,700,000	5,000,000
Accounts receivable, net of allowance for doubtful accounts	12,280,331	11,394,844
Revenues in excess of billings	9,477,278	5,686,277
Other current assets	1,821,661	2,307,246
Total current assets	33,354,816	28,792,129
Investment under equity method	200,506	-
Property and equipment, net of accumulated depreciation	9,472,917	9,186,163
Other assets	-	204,823
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	19,002,081	13,802,607
Customer lists, net	666,575	1,344,019
Goodwill	9,439,285	9,439,285
Total intangibles	29,107,941	24,585,911
Total assets	$72,136,180	$62,769,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,890,921	$5,106,266
Due to officers	10,911	-
Current portion of loans and obligations under capitalized leases	7,285,773	6,207,830
Other payables - acquisitions	103,226	103,226
Unearned revenues	2,545,314	3,473,228
Deferred liability	47,066	-
Dividend to preferred stockholders payable	-	44,409
Convertible notes payable , current portion	3,017,096
Loans payable, bank	2,327,476	2,458,757
Total current liabilities	20,227,783	17,393,716
Obligations under capitalized leases, less current maturities	204,620	1,090,901
Convertible notes payable less current maturities	4,066,109	5,809,508
Long term loans; less current maturities	727,336	1,113,832
Lease abandonment liability; long term	867,583	-
Total liabilities	26,093,431	25,407,957
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; Nil; 1,920 issued and outstanding as of 2010 and 2009, respectively	-	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized; 37,103,396 & 30,046,987 issued and outstanding as of 2010 & 2009, respectively	37,104	30,047
Additional paid-in-capital	86,002,648	78,198,523
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(39,859,030)	(41,253,152)
Stock subscription receivable	(2,007,960)	(842,619)
Common stock to be issued	239,525	220,365
Other comprehensive loss	(8,396,086)	(6,899,397)
	35,620,193	30,977,759
Non-controlling interest	10,422,557	6,383,310
Total stockholders' equity	46,042,749	37,361,069
Total liabilities and stockholders' equity	$72,136,180	$62,769,026

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive loss

For the year ended June 30, 2010 and 2009

	2010	2009
Net Revenues:
License fees	$14,157,107	$4,786,332
Maintenance fees	7,047,936	6,499,419
Services	15,574,853	15,162,426
Total revenues	36,779,897	26,448,177
Cost of revenues:
Salaries and consultants	8,164,148	9,787,965
Travel	843,626	1,334,879
Repairs and maintenance	256,997	370,487
Insurance	140,496	174,761
Depreciation and amortization	2,298,092	2,214,211
Other	2,163,689	3,316,031
Total cost of revenues	13,867,048	17,198,334
Gross profit	22,912,849	9,249,843
Operating expenses:
Selling and marketing	2,222,841	3,115,883
Depreciation and amortization	1,609,854	1,973,997
Bad debt expense	442,804	2,393,685
Salaries and wages	3,026,275	3,443,390
Professional services, including non-cash compensation	900,125	1,215,939
Lease abandonment charges	867,583	-
General and adminstrative	4,115,658	3,590,118
Total operating expenses	13,185,141	15,733,012
Income (loss) from operations	9,727,708	(6,483,169)
Other income and (expenses)
Loss on sale of assets	(224,741)	(404,820)
Interest expense	(1,478,474)	(1,294,293)
Interest income	261,296	291,030
(Loss) Gain on foreign currency exchange transactions	(66,919)	2,371,487
Gain on sale of subsidiary shares	-	351,522
Share of net loss from equity investment	(67,494)	-
Beneficial conversion feature	(1,867,787)	(40,277)
Loss on extingusihment of debt	-	(1,000,000)
Other income	56,571	68,747
Total other (expense) income	(3,387,548)	343,396
Net income (loss) before non-controlling interest in subsidiary and income taxes	6,340,160	(6,139,773)
Non-controlling interest	(4,892,097)	(1,816,143)
Income taxes	(53,943)	(91,132)
Net income (loss)	1,394,120	(8,047,048)

Other comprehensive loss:
Translation adjustment	(1,496,687)	(4,151,474)
Comprehensive loss	$(102,567)	$(12,198,522)

Net income (loss) per share:
Basic	$0.04	$(0.30)
Diluted	$0.04	$(0.30)
Weighted average number of shares outstanding
Basic	34,516,428	26,937,500
Diluted	37,796,745	27,031,087

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the years ended June 30, 2010 and 2009

							Stock		Other
					Additional		Sub-		Compre-		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	hensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	Loss	Deficit	Equity
Balance at June 30, 2008 -restated	1,920	$1,920,000	25,545,482	$25,545	$74,950,286	$(35,681)	$(600,907)	$1,048,249	$(2,747,924)	$(33,071,702)	$41,487,866
Excercise of common stock options			594,008	594	629,899		(181,747)	15,759			464,505
Excercise of common stock warrants			51,515	52	99,372						99,424
Common stock issued for:
Cash			2,965,000	2,965	699,840		(59,965)	69,930			712,770
Services			522,500	523	393,143			(46,849)			346,817
Conversion of preferred stock											-
Payment of dividend on preferred stock			32,324	32	67,352						67,384
Common stock issued in exhange for:
Purchase of McCue Systems			336,158	336	866,388			(866,724)			-
Purchase of Treasury Shares						(360,328)					(360,328)
Fair market value of options issued			-	-	261,472						261,472
Finance costs of capital raised			-	-	230,769						230,769
Foreign currency translation adjusts			-	-	-				(4,151,474)		(4,151,474)
Net income for the year			-	-	-					(8,181,448)	(8,181,448)
Balance at June 30, 2009	1,920	$1,920,000	30,046,987	$30,047	$78,198,523	$(396,008)	$(842,619)	$220,365	$(6,899,399)	$(41,253,152)	$30,977,759

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the years ended June 30, 2010 and 2009

							Stock		Other
					Additional		Sub-		Compre-		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	hensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	Loss	Deficit	Equity
Balance at June 30, 2009	1,920	$1,920,000	30,046,987	$30,047	$78,198,522	$(396,008)	$(842,619)	$220,365	$(6,899,399)	$(41,253,150)	$30,977,759
Excercise of common stock options			423,000	423	276,937		(153,750)	(52,360)			71,250
Excercise of common stock warrants											-
Common stock issued for:
Cash			2,541,929	2,542	1,933,488		(1,011,591)	(69,930)			854,509
Services			932,812	933	659,302		-	141,450			801,684
Conversion of convertible note			3,095,240	3,096	1,946,904						1,950,000
Payment of interest on convertible note			63,428	63	39,897						39,961
Fair market value of options issued					803,508						803,508
Redemption of preferred stock	(1,920)	(1,920,000)									(1,920,000)
Recognition of beneficial conversion feature					2,144,089						2,144,089
Foreign currency translation adjusts			-	-	-				(1,496,687)	-	(1,496,687)
Net income for the year			-	-	-					1,394,120	1,394,120
Balance at June 30, 2010	-	$-	37,103,396	$37,104	$86,002,648	$(396,008)	$(2,007,960)	$239,525	$(8,396,086)	$(39,859,030)	$35,620,193

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended June 30, 2010 and 2009

	For the year
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,394,120	$(8,047,048)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,907,945	4,188,208
Provision for bad debts	442,804	2,393,685
Gain on sale of subsidiary shares in Pakistan	-	(351,522)
Loss on foreign currency exchange transaction	4,144	-
Share of net loss from investment under equity method	67,494	-
Loss on sale of assets	224,741	404,820
Non controlling interest in subsidiary	4,892,097	1,816,143
Stock issued for notes payable and related interest	39,960	-
Stock issued for services	801,684	346,817
Fair market value of warrants and stock options granted	803,508	261,472
Beneficial conversion feature	1,867,787	40,277
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,316,995)	(4,679,496)
Increase/ decrease in other current assets	(3,701,022)	3,740,567
Decrease in long-term assets	-	43,889
Decrease/ Increase in accounts payable and accrued expenses	(758,557)	1,073,775
Net cash provided by operating activities	8,669,710	1,231,588
Cash flows from investing activities:
Purchases of property and equipment	(2,986,495)	(2,093,618)
Sales of property and equipment	641,484	65,096
Payments of acquisition payable	-	(742,989)
Investment under equity method	(268,000)	-
Increase in intangible assets	(7,603,779)	(6,662,774)
Net cash used in investing activities	(10,216,790)	(9,434,284)
Cash flows from financing activities:
Proceeds from sale of common stock	854,509	712,770
Proceeds from the exercise of stock options and warrants	71,250	563,929
Purchase of subsidary stock in Pakistan	-	(281,347)
Proceeds from sale of subsidiary stock	-	558,535
Purchase of treasury stock	-	(360,328)
Proceeds from convertible notes payable	3,500,000	6,000,000
Redemption of preferred stock	(1,920,000)	-
Restricted cash	(700,000)	(5,000,000)
Dividend Paid	(43,828)	(33,508)
Bank overdraft	(7,008)	159,551
Proceeds from bank loans	4,540,971	3,843,541
Payments on bank loans	(258,358)	947,870
Payments on capital lease obligations & loans - net	(4,328,700)	(539,497)
Net cash provided by financing activities	1,708,837	6,571,516
Effect of exchange rate changes in cash	(489,973)	(240,296)
Net decrease in cash and cash equivalents	(328,216)	(1,871,477)
Cash and cash equivalents, beginning of year	4,403,762	6,275,238
Cash and cash equivalents, end of year	$4,075,546	$4,403,762

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended June 30, 2010 and 2009

	2010	2009
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,420,559	$1,243,878
Taxes	$117,808	$12,819

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of 100% of subsidiary		$866,724
Stock issued for the payment of dividends to Preferred Shareholders	$-	$67,384
Bonus stock dividend issued by subsidiary to minority holders	$-	$615,549
Stock issued for the conversion of Notes Payable	$1,950,000	$-
Purchase of property and equipment under capital lease	$98,866	$1,260,710

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

NetSol Technologies, Inc. and subsidiaries(collectively, the “Company”), formerly known as NetSol International, Inc. and Mirage Holdings, Inc., was incorporated under the laws of the State of Nevada on March 18, 1997. During November of 1998, Mirage Collections, Inc., a wholly owned and non-operating subsidiary, was dissolved.

During fiscal year 2010, the Company formed a new subsidiary company under the laws of Thailand, NTPK (Thailand) Company Limited, as an Amity Treaty Company (“NTPK Thailand”). While formally completed during the quarter ended March 31, 2010, registration of the Company was recorded retroactively to the date of submission of all final documents, or December 18, 2009. The Company was formed with an initial contribution of 4 million baht or $123,258.

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile finance and leasing, banking, healthcare, and financial services industries worldwide. The Company also provides system integration, consulting, IT products and services in exchange for fees from customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NetSol Technologies, Inc. and subsidiaries (collectively, the “Company”) as follows:

Wholly-owned Subsidiaries
NetSol Technologies North America, Inc. (“NTNA”)
NetSol Technologies Limited (“NetSol UK”)
NetSol-Abraxas Australia Pty Ltd. (“Abraxas”)
NetSol Technologies Europe Limited (“NTE”)
NTPK (Thailand) Co. Limited (“NTPK Thailand”)

Majority-owned Subsidiaries
NetSol Technologies, Ltd. (“NetSol PK”)
NetSol Innovation (Private) Limited (“NetSol Innovation”)
NetSol Connect (Private), Ltd. (“Connect”)

The Company consolidates any variable interest entities of which it is the primary beneficiary, as defined. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method. All material inter-company accounts have been eliminated in the consolidation.

 (continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

(B)	Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

(C)	Use of Estimates

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

(D)	Cash and Cash Equivalents and Cash Concentrations

For purposes of the consolidated statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

(E)	Restricted Cash

The Company has certificates of deposits (“CD”s) in various configurations and maturity dates with Habib American Bank. A portion of these CDs are restricted as collateral to secure outstanding balances on an existing line of credit, and become unrestricted to the extent that they are not required for collateralization purposes. As of June 30, 2010 the outstanding balance on the line of credit was $5,677,533, with a corresponding restriction to the CD balances. The line of credit has a maximum available balance of $5,700,000.

(F)	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2010 and 2009, the Company had recorded allowance for doubtful accounts of $2,525,009 and $2,504,714, respectively.

(G)	Revenues in Excess of Billings

Revenues in excess of billings represent the total of the project to be billed to the customer over the revenues recognized under the percentage of completion method. As the customer is billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.”

 (continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

(H)	Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using various methods over the estimated useful lives of the assets, ranging from three to ten years.

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included with “Computer equipment and software.” Costs incurred during the preliminary project and post-implementation stages are charged to general and administrative expense as incurred.

(I)	Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

(J)	Intangible Assets

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

(K)	Software Development Costs

Costs incurred to internally develop computer software products or to enhance an existing product are recorded as research and development costs and expensed when incurred until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

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

 (continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

(L)	Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

(M)	Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, and accounts payable.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is primarily attributed to the short maturities of these instruments.

(N)	Revenue Recognition

The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of licenses with major customization, modification, and development is recognized on a percentage of completion method. Revenue from the implementation of software is recognized on a percentage of completion method.

Revenue from consulting services is recognized as the services are performed for time-and-materials contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

 (continued)

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

(O)	Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a number of different combinations of software licenses, consulting services, maintenance and support, as well as training and development (multiple-element arrangements).

VSOE of fair value for each element is based on the price for which the element is sold separately. We determine the VSOE of fair value of each element based on historical evidence of our stand-alone sales of these elements to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement. When VSOE of fair value does not exist for any undelivered element, revenue is deferred until the earlier of the point at which such VSOE of fair value exists or until all elements of the arrangement have been delivered. The only exception to this guidance is when the only undelivered element is maintenance and support or other services, then the entire arrangement fee is recognized ratably over the performance period.

Net revenues by our various products and services provided for the year ended June 30, 2010 and 2009 are as follows:

	2010	2009
Licensing Fees	$14,157,107	$4,786,332
Maintenance Fees	7,047,936	6,499,419
Services	15,574,853	15,162,426
Total	$36,779,897	$26,448,177

(P)	Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $2,545,314 and $3,473,228 as of June 30, 2010 and June 30, 2009 respectively.

(Q)	Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2010 and 2009 were $227,045 and $420,846 respectively.

(R)	Share-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the stock award (generally four to five years) using the straight-line method.

 (continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

(S)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

(T)	Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.

(U)	Statement of Cash Flows

The Company's cash flows from operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

(V)	Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on geographic locations of its subsidiaries (see Note 18).

(W)	Subsequent Events

Management has evaluated subsequent events through September 9, 2010, the date of issuance of these consolidated financial statements.

(X)	New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) amended guidance related to the measurement of liabilities at fair value, which was effective upon issuance. These amendments clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

 (continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

In October 2009, the FASB amended guidance related to revenue recognition that will be effective for the Company beginning July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB amended guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of these amendments is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB amended guidance related to fair value measurements and Disclosures, which was effective beginning the 2nd quarter of the Company’s 2010 fiscal year, December 31, 2009. These amendments prescribe new disclosures and clarify certain existing disclosure requirements related to fair value measurements. The objective of the amendments was to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB amended guidance related to disclosure of subsequent events, which was effective upon issuance. These amendments prescribe that entities that are SEC filers are required to evaluate subsequent events through the date that the financial statements are issued. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, and stock awards.

 (continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The components of basic and diluted earnings per share as of June 30, 2010 and 2009 were as follows:

For the year ended June 30, 2010	Net Income	Shares	Per Share
Basic (loss) per share:	$1,394,120	34,516,428	$0.04
Dividend to preferred shareholders	-
Interest on Convertible Notes 1	-
Net income available to common shareholders
Effect of dilutive securities*
Stock options		566,857
Warrants		2,713,460
Convertible Notes 1		-
Diluted (loss) per share	$1,394,120	37,796,745	$0.04

For the year ended June 30, 2009	Net Loss	Shares	Per Share
Basic (loss) per share:	$(8,181,448)	26,937,500	$(0.30)
Dividend to preferred shareholders	134,400
Net income available to common shareholders
Effect of dilutive securities*
Stock options		-
Warrants		-
Convertible Preferred Shares		-
Diluted (loss) per share	$(8,047,048)	26,937,500	$(0.30)

* As there was a loss for the year ended June 30, 2009, these securities were anti-dilutive and basic and diluted loss per share was the same
1  During the year ended June 30, 2010, the convertible notes payable was not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive.

NOTE 4 – MAJOR CUSTOMERS

During fiscal year ended June 30, 2010, there were no customers who represented 10% or more of the Company’s total revenue.

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies), which accounts for approximately 8.57% & 4% of revenue, Toyota Motors (which consists of a group of many companies) accounts for approximately 4.51% & 5% of revenue, and Nissan (which consists of a group of many companies) accounts for approximately 7.21% & 6% of revenue for the fiscal year ended June 30, 2010 and 2009, respectively. Accounts receivable at June 30, 2010 for these companies was $1,902,499, $690,125 and $732,061.

 (continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2010 and 2009:

	2010	2009

Prepaid Expenses	$237,702	$316,437
Advance Income Tax	422,028	262,703
Employee Advances	57,113	18,698
Security Deposits	131,229	173,095
Advance Rent	-	261,993
Tender Money Receivable	252,826	294,211
Other Receivables	535,981	527,959
Other Assets	184,782	452,150
Total	$1,821,661	$2,307,246

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at June 30, 2010 and 2009:

	2010	2009

Office furniture and equipment	$1,041,326	$1,069,156
Computer equipment	8,038,033	6,975,575
Assets under capital leases	1,838,217	2,058,075
Building	2,314,080	2,446,564
Land	562,109	1,466,601
Capital work in progress	1,925,207	756,945
Autos	744,586	308,925
Improvements	163,365	170,973
Subtotal	16,626,923	15,252,814
Accumulated depreciation	(7,154,005)	(6,066,651)
	$9,472,917	$9,186,163

For the years ended June 30, 2010 and 2009, depreciation expense totaled $1,513,998 and $1,784,077, respectively. Of these amounts, $1,068,642 and $1,240,171 are reflected as part of cost of revenues as of June 30, 2010 and 2009, respectively.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs. The Company recorded capitalized interest of $127,790 and 332,646 as of June 30, 2010 and 2009, respectively.

Due to development work in the area in which the Company’s Lahore office is located, the Government of Punjab expropriated land from NetSol PK in 2010 for use in the construction of transportation routes. The Company has recorded a corresponding loss on sale of land of $225,879 during the year ended June 30, 2010.

 (continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Assets acquired under capital leases were $1,838,217 and $2,058,075 as of June 30, 2010 and 2009, respectively. Accumulated amortization related to those leases was $621,567 and $443,992 for the years ended June 30, 2010 and 2009, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2010 and 2009:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2008 - cost	$18,992,284	$5,451,094	$24,443,378
Additions	6,050,047	352,963	6,403,010
Effect of translation adjustment	(1,880,317)	-	(1,880,317)
Accumulated amortization	(9,359,407)	(4,460,038)	(13,819,445)
Net balance - June 30, 2009	$13,802,607	$1,344,019	$15,146,626

Intangible assets - June 30, 2009 - cost	$25,042,331	$5,804,057	$30,846,388
Additions	7,652,707	-	7,652,707
Effect of translation adjustment	(2,734,235)	-	(2,734,235)
Accumulated amortization	(10,958,723)	(5,137,482)	(16,096,205)
Net balance - June 30, 2010	$19,002,081	$666,575	$19,668,656

Amortization expense for:
Year ended June 30, 2010	$1,716,504	$677,444	$2,393,948
Year ended June 30, 2009	$1,662,424	$741,705	$2,404,129

(A)	Product Licenses

Product licenses include original license issue, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses included unamortized software development and enhancement costs of $13,888,516.

(B)	Customer Lists

On October 31, 2008, the Company entered into an agreement to purchase the rights to the customer list of Ciena Solutions, LLC, a California limited liability company (“Ciena”). Under the terms of the agreement, the total consideration for these rights included an initial payment of $350,000 (plus interest of $2,963), and deferred consideration to be paid in cash and the Company’s common stock based on the operational results of Ciena, and certain other factors, over a four-year fiscal period. Each fiscal period is measured from July 1 to June 30 with fiscal period one being the period from July 1, 2008 to June 30, 2009. No other assets or liabilities were acquired by the Company as a result of this transaction.

As a result of operational losses of Ciena in the first two fiscal periods, 2009 and 2010, respectively, the first two annual deferred consideration installment payments were determined to be zero.

(C)	Amortization

Software development amortization expense was $1,229,450 and $974,040 for the years ended June 30, 2010 and June 30, 2009, respectively, and is recorded in cost of revenues.

 (continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/11	6/30/12	6/30/13	6/30/14	6/30/15	Thereafter	TOTAL
Product Licences	$1,313,465	$933,642	$701,635	$480,982	$404,327	$15,168,030	$19,002,081
Customer Lists	501,140	69,872	69,872	25,691	-		666,575

	$1,814,605	$1,003,514	$771,507	$506,673	$404,327	$15,168,030	$19,668,656

NOTE 8 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill is comprised of the following amounts as of June 30, 2010 and 2009:

	2010	2009

NetSol PK Tech	$1,303,372	$1,303,372
CQ Systems	3,471,813	3,471,813
McCue Systems	4,664,100	4,664,100

Total	$9,439,285	$9,439,285

There was no impairment of goodwill for the years ended June 30, 2010 and 2009.

NOTE 9 – OTHER ASSETS

During the fiscal year ended June 30, 2009, our North American operations moved its location from Burlingame to Emeryville. As part of the lease agreement, the Company was required to pay two months of rental payments as a security deposit. The security deposit was utilized by the landlord against non-payment of rent by the Company. The deposit was not replenished and accordingly, there was no security deposit balance as on June 30, 2010.

NOTE 10 – INVESTMENT UNDER EQUITY METHOD

On April 10, 2009, the Company entered into an agreement to form a joint venture with the Atheeb Trading Company, a member of the Atheeb Group (“Atheeb”). The joint venture entity Atheeb NetSol Saudi Company Ltd. is a company organized under the laws of the Kingdom of Saudi Arabia. The venture was formed with an initial capital contribution of $268,000 by the Company and $266,930 by Atheeb with a profit sharing ratio of 50.1:49.9, respectively. The final formation of the company was completed on March 7, 2010. The joint venture was accounted for as an equity method investment as the Company has not established control over the affairs of Atheeb NetSol Saudi Company Ltd. due to its minority representation on the board of directors.

The Company's investment in equity for the year ended June 30, 2010 is as follows:

2010
Initial investment in Atheeb at cost	$268,000
Net loss for the period	(134,719)
The Company's share (50.1%)	(67,494)
Total Investment in equity	$200,506

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 11 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2010 and 2009:

	2010	2009

Accounts Payable	$1,321,212	$1,654,974
Accrued Liabilities	2,369,153	1,757,282
Accrued Payroll	158,392	8,152
Accrued Payroll Taxes	299,908	487,180
Interest Payable	602,614	985,911
Deferred Revenues	6,472	16,388
Taxes Payable	133,169	196,379
Total	$4,890,921	$5,106,266

NOTE 12 –DEBTS

(A) Loans and Leases Payable

Notes and leases payable consist of the following at June 30, 2010 & 2009:

		Current	Long-Term
Name	2010	Maturities	Maturities

D&O Insurance	$12,122	$12,122	$-
E&O Insurance	7,046	7,046
Habib Bank Line of Credit	5,677,533	5,677,533	-
Bank Overdraft Facility	202,712	202,712	-
HSBC Loan	43,306	43,306	-
Term Finance Facility	1,163,738	436,402	727,336
Subsidiary Capital Leases	1,111,271	906,651	204,620
Lease abandonment liability	867,583	-	867,583
	$9,085,311	$7,285,773	$1,799,538

		Current	Long-Term
Name	2009	Maturities	Maturities

D&O Insurance	$31,288	$31,288	$-
E&O Insurance	22,656	22,656	-
Habib Bank Line of Credit	4,966,597	4,966,597	-
Bank Overdraft Facility	229,883	229,883	-
HSBC Loan	330,667	292,542	38,125
Term Finance Facility	1,229,379	153,672	1,075,707
Subsidiary Capital Leases	1,602,093	511,192	1,090,901
	$8,412,563	$6,207,830	$2,204,733

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 5.95% as of June 30, 2010 and 2009. Interest paid during the year-ended June 30, 2010 and 2009 was nominal.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 3.23% and 4.57% as of June 30, 2010 and 2009, respectively. Interest paid during the year ended June 30, 2010 and 2009 was $123,496 and $194,988, respectively.

During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000. The annual interest rate is 3.25% over the bank’s sterling base rate, which was 5.00% and 5.00% as of June 30, 2010 and 2009, respectively.

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $785,500 was converted into a loan payable with a maturity of three years. The interest rate is 7.5% with monthly payments of £14,436 or approximately $21,757. The Parent has guaranteed payment of the loan in the event the subsidiary should default. Interest paid during the year ended June 30, 2010 and 2009 was $4,133 and $53,310, respectively.

The Company’s subsidiary, NetSol PK, entered into a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 200,000,000 or approximately $2,327,476 (secured by the first of Rs. 580 million over the land, building and equipment of the company). The interest rate is 3% above the six-month Karachi Inter Bank Offering Rate. As on June 30, 2009, the subsidiary had used Rs. 100,000,000 or approximately $1,229,379 of which $1,075,707 was shown as long term liabilities and the remainder of $153,672 as current maturity. As of the year ended June 30, 2010, the Company has used Rs. 100,000,000 or approximately $1,163,738 of which $727,336 is shown as long term liabilities and the remainder of $436,402 as current maturity.

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2010 and 2009.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2010 and 2009:

	2010	2009
Minimum Lease Payments
Due FYE 6/30/10		$545,992
Due FYE 6/30/11	$941,406	505,004
Due FYE 6/30/12	189,155	432,545
Due FYE 6/30/13	27,481	201,490
Due FYE 6/30/14		176,512
Due FYE 6/30/15		-
Total Minimum Lease Payments	1,158,042	1,861,543
Interest Expense relating to future periods	(46,771)	(259,450)
Present Value of minimum lease payments	1,111,271	1,602,093
Less: Current portion	(906,651)	(511,192)
Non-Current portion	$204,620	$1,090,901

Following is a summary of fixed assets held under capital leases as of June 30, 2010 and 2009:

	2010	2009

Computer Equipment and Software	$473,033	$607,394
Furniture and Fixtures	830,942	733,277
Vehicles	232,026	310,021
Building Equipment	302,216	407,383

Total	1,838,217	2,058,075
Less: Accumulated Depreciation	(621,567)	(443,992)
Net	$1,216,650	$1,614,083

In 2008, the Company’s subsidiary, NTNA, had acquired an office space in Emeryville on a long term lease. However, due to the unprecedented recession experienced in 2009, the company decided to vacate the office space and terminate the lease in October 2009. The Company recorded a lease abandonment charge of $1,076,347 in the quarter-ended December 31, 2009. However, the office space was leased by another company during the quarter-ended March 31, 2010 and the lease abandonment charge was reduced by $208,765 to $867,583 as of June 30, 2010. The liability as of June 30, 2010 was determined using fair value level 2 methodology and assumptions.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

(B) Loans Payable – Bank

The Company’s subsidiary, NetSol Technologies Limited, has a loan with a bank, secured by the Company’s assets. This loan consists of the following as of June 30, 2010 & June 30, 2009:

For the year ended June 30, 2010:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	8.50%	$2,327,476

Total			$2,327,476

For the year ended June 30, 2009:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	7.50%	$2,458,757

Total			$2,458,757

(C) Other Payable – Acquisition

On June 30, 2006, the Company acquired McCue Systems, Inc. (“McCue”), a California corporation (subsequently renamed as NetSol Technologies North America, Inc.) The total purchase price was $7,080,385, including $3,784,635 of cash and 1,712,332 shares of the Company’s common stock. Of the total purchase price, the accompanying consolidated financial statements include certain amounts payable to McCue shareholders that have not been located as of the date of this report.

As of the year-ended June 30, 2010 and 2009, the remaining cash due of $103,226 is shown as “Other Payable – Acquisition” and the remaining stock to be issued of 46,704 shares at an average price of $1.89 is shown in “Shares to be issued” in the accompanying consolidated financial statements. Amounts payable represent the remaining McCue shareholders that have not been located as of the date of this report

(D) Due to Officers

The officers of the Company, from time to time, loan funds to the Company. The balance due to officers as of June 30, 2009 and June 30, 2010 was Nil and $10,911 respectively.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 13 –CONVERTIBLE NOTE PAYABLE

The net outstanding balance of convertible notes as of June 30, 2010 and 2009 is as follows:

Issue Date	Balance net of BCF @ 6/30/10	Current Portion	Long Term	Maturity Date

Jul-08	4,066,108		4,066,108	Jul-11
Aug-09	1,517,096	1,517,096		Aug-10
Mar-10	1,500,000	1,500,000		Mar-11

Total	7,083,204	3,017,096	4,066,108

For the year-ended June 30, 2010 and 2009, total interest accrued on convertible notes was $375,510 and $309,027, respectively.

Principle commitments related to the convertible notes for the next five years is as follows:

FYE 6/30/11	$3,017,096
FYE 6/30/12	4,066,108
FYE 6/30/13	-

(A) 2008 Convertible Debt

In July 2008, the Company issued $6,000,000 of 7% convertible debt maturing in 3 years (the “2008 Notes”), with a conversion price of $3.00 per share.

In January 2009, the 2008 Notes were amended to remove certain anti-dilution protection provisions and participation rights in future filings in exchange for a reduction in the conversion rate to $0.78, and $1,000,000 in cash, payable to the debt holders in 4 quarterly installments. Pursuant to the terms of the amendment, the Company recorded a beneficial conversion feature (“BCF”) in the amount of $230,769 which is being amortized as a component of interest expense over the maturity period. The related liability of $1,000,000 was recorded as a component of interest expense for the year-ended June 30, 2009.

In August 2009, the Company amended the 2008 Notes by reducing the conversion rate to $0.63, and recorded an additional BCF of $715,518, which is being amortized as a component of interest expense over the maturity period.

During the year-ended June 30, 2010, Holders of the 2008 Notes elected to convert principal and interest due thereon into a total of 2,513,112 shares of common stock. These conversions reduced the total principal of the 2008 Notes to $4,450,000.

(B) 2009 Convertible Debt

In August 2009, the Company issued $2,000,000 of 9% convertible debt maturing in 1 year (the “2009 Notes”) with a conversion price of $0.63 per share, in exchange for the redemption of preferred shares outstanding. The associated BCF of $1,428,571 is being amortized as a component of interest expense through maturity.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

During the year-ended June 30, 2010, Holders of the 2009 Notes elected to convert principal and interest due thereon into a total of 645,556 shares of common stock. This conversion reduced the total principal of the 2009 Notes to $1,600,000.

(C) 2010 Convertible Debt

In March 2010, the Company issued $1,500,000 of 8% convertible debt maturing in 1 year (the “2010 Notes”), with a conversion price of $1.15 per share. The maturity date of these notes may be extended an additional year upon agreement of both parties.

NOTE 14 –INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California and has operations in primarily three tax jurisdictions - the United Kingdom (“UK”), Pakistan and the United States (“US”).

Consolidated pre-tax income as of June 30, 2010 and 2009 consists of the following:

	2010	2009
US operations	$(7,570,321)	$(7,980,279)
Foreign operations	8,964,441	24,363
	$1,394,120	$(7,955,916)

The components of the provision for income taxes as of June 30, 2010 and 2009 are as follows:

Current:	2010	2009
Federal	$-	$-
State and Local	-	-
Foreign	53,944	91,132
Deferred
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$53,944	$91,132

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) as of June 30, 2010 and 2009 is as follows:

	2010		2009
Income taxes (benefit) at statutory rate	$564,632	34.0%	$(2,705,011)	34.0%
State income taxes, net of federal tax benefit	20,137	1.2%	(607,577)	7.6%
Foreign earnings taxed at different rates	(2,552,712)	-153.7%	82,829	-1.0%
Change in valuation allowance for deferred tax assets	864,867	52.1%	3,191,993	-40.1%
Non-deductible expenses	1,157,020	69.7%	111,780	-1.4%
Other, net	-	0.0%	17,098	-0.2%
Provision for income taxes	$53,944	3.2%	$91,132	-1.1%

Deferred income tax assets and liabilities as of June 30, 2010 and 2009 consist of tax effects of temporary differences related to the following:

Deferred tax asset:	2010	2009
Other	$81,191	$93,297
Intangible assets	(333,365)	(681,026)
Net operating loss carryforwards	11,581,920	11,052,609
Net deferred tax assets	11,329,746	10,464,880
Valuation allowance for deferred tax assets	(11,329,746)	(10,464,880)
Net deferred tax assets	$-	$-

(A) United States of America

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by $864,867 for the year ended June 30, 2010 mainly due to adjusting the Company's net operating loss carry forwards for the current year operating loss.

At June 30, 2010, federal and state net operating loss carry forwards were $29,276,610 and $9,478,138 respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards begin to expire in 2015. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code.

As of June 30, 2010, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2007 through 2010. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $21,653,787 as of June 30, 2010. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

(B) Pakistan

As of June 30, 2010 the Company's Pakistan subsidiaries had net operating loss carry forwards which can be carried forward six years to offset future taxable income. The deferred tax assets for the Pakistan subsidiaries at June 30, 2010 consists mainly of net operating loss carry forwards in which the Company established a full valuation allowance as the management believes it is more likely than not that these assets will not be realized in the future.

	2010	2009
Net operating loss carry forward	$734,117	$629,068
Total deferred tax assets	256,941	220,174
Less : valuation allowance	(256,941)	(220,174)
Net deferred tax assets	$-	$-

(C) United Kingdom

As of June 30, 2010 the Company's UK subsidiaries had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the UK Subsidiaries at June 30, 2010 consists mainly of net operating loss carry forwards in which the Company established a full valuation allowance as the management believes it is more likely than not that these assets will not be realized in the future.

	2010	2009
Net operating loss carry forward	$1,776,880	$2,677,974
Total deferred tax assets	533,064	803,392
Less : valuation allowance	(533,064)	(803,392)
Net deferred tax assets	$-	$-

NOTE 15 –STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company had issued Series A 7% Cumulative Convertible Preferred Stock under which dividends were payable. The dividend was to be paid quarterly, either in cash or stock at the Company’s election. On August 18, 2009, the Company redeemed all outstanding shares of Preferred Stock (1,920 shares). The amount of dividend payable as of June 30, 2010 and 2009 was Nil and $44,409 respectively.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

(B) Treasury Stock

On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion. During the year ended June 30, 2008, the Company had repurchased a total of 13,600 shares on the open market valued at $25,486. The balance as of June 30, 2008 was $35,681. In September 2008, the stock repurchase plan was extended an additional 6 months. During the year ended June 30, 2009, the Company purchased an additional 208,900 shares on the open market valued at $360,328. The balance as of June 30, 2009 and June 30, 2010 was $396,008. The stock repurchase plan expired on March 24, 2009.

(C) Shares Issued for Services to Related Parties

During the year ended June 30, 2010 and 2009, the Company issued a total of 187,500 and 20,000 shares of restricted common stock for services rendered by the officers of the company. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $163,125 and 6,400, as of June 30, 2010 and 2009, respectively.

During the year ended June 30, 2010 and 2009, the Company issued a total of 90,000 and 60,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $78,900 and $57,400, as of June 30, 2010 and 2009, respectively.

During the year ended June 30, 2010 and 2009, the Company issued a total of 139,881 and 122,500 shares of its common stock to employees as required according to the terms of their employment agreements valued at $130,500 and $183,265, respectively.

An additional 14,000 shares of restricted common stock was issued to employees as a year-end bonus for services performed in 2009. Subsequent to the close of the quarter ended December 31, 2009, 500 shares of these bonus shares were canceled, resulting in a total issuance of 13,500 shares.

(D) Share-Based Payment Transactions

During the year ended June 30, 2010 and 2009, the Company issued a total of 501,931 and 320,000 shares of its common stock for provision of services to unrelated consultants valued at $275,019 and $146,600, respectively.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

(E) Employee Stock Purchase Agreement

Pursuant to the original terms of the Employee Stock Purchase Agreements (“ESPA”), employees were able to purchase unregistered shares of stock at $0.20 per share as approved by the board of directors. The agreements were subsequently amended in September 2009 to adjust the issue price as the closing bid price on the date prior to the execution of each employee agreement. To accomplish this, the employees who had already purchased shares under the ESPA were given the option to either adjust the consideration by decreasing the number of shares purchased to match the adjusted issue price, or by paying more money. The balance of stock subscriptions receivable at June 30, 2010 and 2009 was $2,007,960 and $842,619, respectively.

The Company sold a total of 2,544,929 and 2,765,000 shares to employees as of June 30, 2010 and 2009, respectively, under the original ESPA.

NOTE 16 –INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following as of June 30, 2010:

OPTIONS:		Exercise	Aggregated
Issued by the Company	# shares	Price	Intrinsic Value

Outstanding and exercisable, June 30, 2008	6,072,425	$0.75 to $5.00	$1,717,608
Granted	2,351,500	$0.30 to $1.65
Exercised	(717,008)	$0.30 to $2.50
Expired	-
Outstanding and exercisable, June 30, 2009	7,706,917	$0.30 to $5.00	$-
Granted	300,000	$0.75
Exercised	(300,000)	$0.75
Expired	-
Outstanding and exercisable, June 30, 2010	7,706,917	$0.30 to $5.00	$146,047

WARRANTS:
Outstanding and exercisable, June 30, 2008	1,992,314	$1.65 to $3.70	$1,206,095
Granted	-
Exercised	(51,515)	$1.93
Expired	(163,182)	$2.20 to $3.30
Outstanding and exercisable, June 30, 2009	1,777,617	$1.65 to $3.70	$-
Granted	3,274,682	$0.31
Exercised	-
Expired	(288,980)	$3.30
Outstanding and exercisable, June 30, 2010	4,763,319	$0.63 to $3.70	$1,698,387

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The average life remaining on the options and warrants as of June 30, 2010 is as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:

$0.01 - $0.99	1,806,000	8.48	0.65
$1.00 - $1.99	2,045,917	5.08	1.88
$2.00 - $2.99	3,055,000	4.79	2.69
$3.00 - $5.00	800,000	3.81	4.24

Totals	7,706,917	5.63	2.16

WARRANTS:
$0.31 - $1.99	4,750,819	4.47	0.54
$3.00 - $5.00	12,500	1.26	3.70

Totals	4,763,319	4.46	0.55

All options and warrants granted are vested and are exercisable as of June 30, 2010.

(A) Incentive and Non-Statutory Stock Option Plan

The Company maintains several Incentive and Non-Statutory Stock Option Plans (“Plans”) for its employees and consultants. Options granted under these Plans to an employee of the Company become exercisable over a period of no longer than ten (10) years and no less than twenty percent (20%) of the shares are exercisable annually. Options are not exercisable, in whole or in part, prior to one (1) year from the date of grant unless the Board specifically determines otherwise, as provided.

Two types of options may be granted under these Plans: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

Options

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

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

During the quarter-ended March 31, 2009, the Company granted 1,800,000 options to three officers in exchange for an agreement to reduce total compensation. Such options vest quarterly over a ten-year period. A non-cash stock compensation charge of $699,300 and $139,893 is recorded during for the years ended June 30, 2010 and 2009, respectively. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	3.8%
Expected life	10 years
Expected volatility	138%

During the quarter ended June 30, 2009, the Company granted 23,000 options to four employees with an exercise price of $0.32 per share and an expiration date of 4 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $1,879 in compensation expense for these options in the accompanying consolidated financial statements. The Company also granted 250,000 options to four employees with an exercise price of $0.3 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $18,000 in compensation expense for these options in the accompanying consolidated financial statements. The Company also granted 100,000 options to one employee with an exercise price of $0.45 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $4,100 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.13%
Expected life	0.25 to 0.33 years
Expected volatility	56% to 99%

During the quarter ended December 31, 2009, the Company granted 250,000 options to two employees with an exercise price of $0.75 per share and an expiration date of 1 year, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $71,238 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Risk-free interest rate	1.56%
Expected life	1 year
Expected volatility	56%

During the quarter ended June 30, 2010, the Company granted 50,000 options to two employees with an exercise price of $0.75 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $3,652 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.08%
Expected life	1 month
Expected volatility	39%

Warrants

During 2010, the Company amended the terms of warrant agreements associated with common stock issued in October, 2007. Pursuant to the terms of the amendment, the exercise price was reduced to $0.31 from $0.63, resulting in a corresponding increase in the number of shares of common stock underlying the warrants by 3,274,682.

On October 11, 2006, the Company entered into an agreement with a consultant whereby the Company agreed to grant the consultant a total of 100,000 warrants with an exercise price of $1.85. The warrants vest equally over the term of the agreement on a quarterly basis commencing on January 11, 2007 and vest only upon completion of the quarter’s service as earned. The agreement was terminated on March 31, 2007. The 25,000 warrants vested are exercisable until October 10, 2011 and all non-vested warrants were cancelled at the time of the agreement termination. During the quarter ended March 31, 2007, a total of 25,000 of the warrants had vested. The warrants were valued using the fair value method at $33,987 or $1.44 and $1.28 per share and recorded during the year ended June 30, 2007. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	7.0%
Expected life	5 years
Expected volatility	100%
Dividend yield	0%

In October 2007, the investors exercised the “green shoe” clause and as a result, the Company sold 757,576 shares of the Company’s common stock valued at $1,250,000. In addition, and as part of the agreement, the investors were granted 378,788 warrants with an exercise price of $1.65 that expire in five years.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

(B) Equity Incentive Plan

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

Stock Options

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

Performance Awards

Under the 2008 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2008 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2010, 602,000 shares have been issued under this plan.
(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 17 –COMMITMENTS AND CONTINGENCIES

(A) Leases

The Company’s headquarters is located in California in approximately 1,919 rentable square feet and a rent of $4,318 per month. The term of the lease is for two years and expires on December 31, 2011. A security deposit of $4,447 was made and is included in other current assets in the accompanying consolidated financial statements.

The Australia lease is a month to month lease and is rented at the rate of $1,380 per month. The Beijing lease is a two year lease that expires in August 2011. The monthly rent is $4,210 per month. The Bangkok lease is a one year lease with monthly rent of $2,610. The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2011 for an annual rent of £75,000 (approximately $123,750). NTNA recently relocated to Alameda, California location. The Alameda lease is a three year lease with monthly rent of $6,876.

The NetSol Karachi lease is a 3 year lease that expires on December 4, 2011 and currently is rented at the rate of $1,474 per month. The NetSol Islamabad lease is a 15 year lease that expires on August 31, 2016 and currently is rented at the rate of $2,513 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $994,280 and $1,615,038 for the years ended June 30, 2010 and 2009, respectively.

The total annual lease commitment for the next five years is as follows:

FYE 6/30/11	$445,390
FYE 6/30/12	197,968
FYE 6/30/13	85,457
FYE 6/30/14	-

(B) Litigation

The Pakistan subsidiary of the Company, NetSol PK had entered into an agreement with Raseen Technologies LLC ("Raseen"), an Abu Dhabi based company to establish a new joint venture (“JV”) in Pakistan for providing services to telecom sector. Based on that understanding, the Company spent $367,164 for capital equipment and various expenses in preparation for the delivery of services to be provided relative to the operations of the JV. The non-capital related expenditures were recorded as other assets in accordance with the agreement, which provides that all expenditures were to be reimbursed by the JV to the corresponding company upon achievement of positive cash flows.

Subsequent to the execution of the agreement, and previous to the incorporation of the JV, Raseen terminated its participation without cause, as defined. The Company has filed a civil suit against Raseen in the civil court of Lahore, Pakistan for the recovery of the JV-related expenditures disbursed. As a result of the litigation on this matter, and the inherent uncertainty of any recovery, the Company has recorded a loss as of the year-ended June 30, 2010 in the amount of $237,104, which is the total of non-capital related expenditures. The capital assets purchased are computer equipment, as well as furniture and fixtures that are currently being utilized and accordingly depreciated by the Company for use in the normal course of operations.
(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

As of June 30, 2010 and 2009, to the best knowledge of the Company’s management and counsel, there is no material litigation pending or threatened against the Company.

NOTE 18 –SEGMENT INFORMATION AND GEOGRAPHIC AREAS

The Company has identified three global regions or segments for its products and services; North America, Europe, and Asia-Pacific. Our reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services. Separate management of each segment is required because each business unit is subject to operational issues and strategies unique to their particular regional location. We account for intercompany sales and expenses as if the sales or expenses were to third parties and eliminate them in consolidation.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2010 and 2009:

	2010	2009
Revenues from unaffiliated customers:
North America	$5,627,277	$5,396,693
Europe	5,105,434	3,886,337
Asia - Pacific	26,047,185	17,165,147
Consolidated	$36,779,897	$26,448,177

Operating income (loss):
Corporate headquarters	$(4,713,914)	(4,368,531)
North America	67,133	(1,768,487)
Europe	872,249	(2,389,652)
Asia - Pacific	13,502,240	2,043,501
Consolidated	$9,727,708	$(6,483,169)

Net income (loss) after taxes and before minority interest:
Corporate headquarters	$(7,605,495)	$(5,729,110)
North America	35,174	(1,875,944)
Europe	804,350	(2,425,085)
Asia - Pacific	13,052,188	3,890,366
Consolidated	$6,286,217	$(6,139,773)

Identifiable assets:
Corporate headquarters	$17,598,812	$18,051,615
North America	2,073,111	2,938,573
Europe	3,237,702	3,796,544
Asia - Pacific	49,226,555	37,982,294
Consolidated	$72,136,180	$62,769,026

Depreciation and amortization:
Corporate headquarters	$1,166,797	$1,434,372
North America	539,176	485,142
Europe	658,591	623,738
Asia - Pacific	1,543,382	1,644,956
Consolidated	$3,907,946	$4,188,208

Capital expenditures:
Corporate headquarters	$-	$1,020
North America	41,569	113,781
Europe	104,922	53,636
Asia - Pacific	2,840,005	1,925,181
Consolidated	$2,986,495	$2,093,619

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 19 –NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of June 30, 2010 and 2009 was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest 2010

NetSol PK	42.04%	$9,133,392
NetSol-Innovation	49.90%	1,291,057
Connect	49.90%	(1,891)

Total		$10,422,557

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest 2009

NetSol PK	42.04%	$5,128,185
NetSol-Innovation	49.90%	1,235,805
Connect	49.90%	19,320

Total		$6,383,310

(A) NetSol Technologies, Limited (“NetSol PK”)

For the fiscal years ended June 30, 2010 and 2009, NetSol Technologies Ltd. (“NetSol PK”) had net income of $11,300,445 and $3,329,683. The related non-controlling interest was $4,750,707 and $1,387,110, respectively.

In April, 2009, NetSol PK issued 6,223,209 shares of common stock to the company in fulfillment of an outstanding loan balance of $1,879,672 provided by the Company.

During the fiscal year-ended June 2009, the Company disposed of 3,132,255 shares of NetSol PK in the open market with a value of $558,536. A net gain of $351,522 is recorded as “Other Income” in the accompanying consolidated financial statements. As a result of the sale, the corresponding non-controlling interest increased from 41.32% to 42.04%.

(B) NetSol Innovation (Private) Limited (“NetSol Innovation”)

For the fiscal years ended June 30, 2010 and 2009, NetSol Innovation (Private) Limited (“NetSol Innovation”) had net income of $301,098 and $1,033,457. The related non-controlling interest was $150,248 and $515,695, respectively.

During the fiscal year-ended June 2009, NetSol Innovation declared a cash dividend of $874,817, of which the Company’s interest was $441,958. The dividend was paid during the quarter-ended December 31, 2008. The amount attributable to the minority holders was $432,859 and is reflected in the accompanying consolidated financial statements.

(C) NetSol Connect (“Connect”)

For the fiscal years ended June 30, 2010 and 2009, NetSol Connect (Private), Ltd. (“Connect”) had net loss of $17,752 and $173,671. The related non-controlling interest was $8,858 and $86,662, respectively.

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 20 –SUBSEQUENT EVENTS

(A) Acquisitions

On or about May 24, 2010, the board of directors of the Company initiated discussions to consider the acquisition of two of its wholly-owned subsidiaries, NetSol Technologies North America, Inc. (“NTNA”), and NetSol Technologies Europe Limited (“NTE”) by its majority-owned subsidiary, NetSol Technologies, Ltd. (“NetSol PK”) in exchange for shares of common stock of NetSol PK. The number of shares to be issued to the Company is to be based on a third party valuation of the acquired subsidiaries. On August 25, 2010, the shareholders of NetSol PK approved the acquisition. Upon the contingent approval of the Securities & Exchange Commission (“SEC”) of Pakistan and other required regulatory approvals, the board of directors of the Company will provide a final, review and approval of the transaction. Based on receipt of the third-party valuation, it is anticipated that this transaction will result in the issuance of an additional 61,046,778 shares of common stock of NetSol PK, increasing the Company’s percentage ownership of NetSol PK from 57.96% as of June 30, 2010 to 76.43%. The Company anticipates these transactions to close on or about December 2010.

Effective July 1, 2010, the Company closed a transaction whereby the Company acquired 49.9% of the shares of NetSol Connect (Private), Ltd. (“Connect”) from the sole non-controlling interest shareholder in exchange for total consideration of $180,000. The transaction results in the 100% of the ownership of Connect.

The respective impact of this transaction is inconsequential to the Company’s consolidated financial statements, and as such, proforma financial information is not presented.

(B) Equity Transactions

The Company issued a total of 210,000 shares of common stock to employees as required according to the terms of their employment agreements valued at $151,200. These shares were included in ‘Shares to be issued’ as of June 30, 2010.

The Company issued a total of 30,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. The issuances were approved by both the compensation committee and the board of directors.

The Company converted a total balance of $43,591 of principal and interest on the 2008 Notes into 69,192 shares of common stock. This conversion resulted in a remaining principal balance of $456,754 of this Issue.

The Company converted a total balance of $1,646,400 of principal and interest on the 2009 Notes into 2,613,333 shares of common stock. This conversion resulted in the extinguishment of this Issue.

Employees of the Company exercised options to acquire 187,500 shares of common stock valued at $121,875.

Effective August 3, 2010, the board of directors of the Company amended the conversion price of the 2010 Notes from $1.15 per share to $.85 per share.