Form 10-K/A
period 2010-06-30
NETSOL TECHNOLOGIES INC
filed 2010-09-14
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of NetSol Technologies, Inc. (the “Company”) for the year ended June 30, 2010 (the “Original Filing”), filed on September 9, 2010 to correct language contained in Item 8(A)(T).   The remainder of the 10-K filed dated September 9, 2010 remains unchanged.

 This Form 10-K/A amends Part 2, Item 8A(T) (Controls and Procedures) in the Company's Original Filing. Except to the extent required to reflect the above-referenced revisions, this Form 10-K/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

ITEM 8(A)T

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f).  Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were ineffective in that they failed to detect that we had omitted the conclusion regarding Disclosure Controls and Procedures and Management’s Report on Internal Control over Financial Reporting in the initial 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management has the responsibility to establish and maintain adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal controls are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our external financial statements in accordance with generally accepted accounting principles (GAAP).

Due to inherent limitations of any internal control system, management acknowledges that there are limitations as to the effectiveness of internal controls over financial reporting and therefore recognize that only reasonable assurance can be gained from any internal control system. Accordingly, our internal control system may not detect or prevent material misstatements in our financial statements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of July 3, 2010. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of July 3, 2010, the Company’s internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended July 3, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 14, 2010	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 14, 2010	BY:	/S/ Boo-Ali Siddiqui
Boo-Ali Siddiqui
Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 14, 2010	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 14, 2010	BY:	/S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date: September 14, 2010	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: September 14, 2010	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 14, 2010	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 14, 2010	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 14, 2010	BY:	/S/ ALEXANDER SHAKOW
Alexander Shakow
Director