Form 10-Q
period 2010-09-30
NETSOL TECHNOLOGIES INC
filed 2010-11-12
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The issuer had 48,964,803 shares of its $.001 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of November 8, 2010.

NETSOL TECHNOLOGIES, INC.
INDEX

Page | 1

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of September 30,	As of June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,154,813	$4,075,546
Restricted Cash	5,700,000	5,700,000
Accounts receivable, net of allowance for doubtful accounts	15,824,893	12,280,331
Revenues in excess of billings	10,556,037	9,477,278
Other current assets	2,174,872	1,821,661
Total current assets	36,410,614	33,354,816
Investment under equity method	130,068	200,506
Property and equipment, net of accumulated depreciation	9,582,056	9,472,917
Intangibles:
Product licenses, renewals, enhancements, copyrights,
trademarks, and tradenames, net	20,070,648	19,002,081
Customer lists, net	541,110	666,575
Goodwill	9,439,285	9,439,285
Total intangibles	30,051,043	29,107,941
Total assets	$76,173,782	$72,136,180

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,567,954	$4,890,921
Due to officers	-	10,911
Current portion of loans and obligations under capitalized leases	6,072,547	7,285,773
Other payables - acquisitions	103,226	103,226
Unearned revenues	2,930,308	2,545,314
Deferred liability	32,066	47,066
Convertible notes payable , current portion	5,360,018	3,017,096
Loans payable, bank	2,302,291	2,327,476
Common stock to be issued	1,450,825	239,525
Total current liabilities	23,819,235	20,467,308
Obligations under capitalized leases, less current maturities	167,312	204,620
Convertible notes payable less current maturities	-	4,066,109
Long term loans; less current maturities	719,465	727,336
Lease abandonment liability; long term	867,583	867,583
Total liabilities	25,573,595	26,332,956
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 95,000,000 shares authorized; 43,003,980 &
37,103,396 issued and outstanding as of 2010 & 2009, respectively	43,004	37,104
Additional paid-in-capital	89,365,991	86,002,648
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(38,292,049)	(39,859,030)
Stock subscription receivable	(2,174,460)	(2,007,960)
Other comprehensive loss	(8,665,100)	(8,396,086)
	39,881,378	35,380,668
Non-controlling interest	10,718,808	10,422,557
Total stockholders' equity	50,600,186	45,803,224
Total liabilities and stockholders' equity	$76,173,782	$72,136,180

See accompanying notes to these unaudited consolidated financial statements.

Page | 2

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2010	2009
Net Revenues:
License fees	$3,477,793	$2,551,593
Maintenance fees	1,669,919	1,807,716
Services	3,255,360	3,262,764
Total revenues	8,403,071	7,622,073
Cost of revenues:
Salaries and consultants	1,986,888	2,013,753
Travel	231,612	60,200
Repairs and maintenance	57,058	67,611
Insurance	30,992	36,679
Depreciation and amortization	630,941	498,504
Other	243,138	882,338
Total cost of revenues	3,180,629	3,559,085
Gross profit	5,222,442	4,062,988
Operating expenses:
Selling and marketing	483,970	493,629
Depreciation and amortization	266,443	512,362
Bad debt expense	254,632	-
Salaries and wages	920,264	714,899
Professional services, including non-cash compensation	139,085	96,106
General and adminstrative	1,132,519	1,099,806
Total operating expenses	3,196,913	2,916,802
Income from operations	2,025,530	1,146,186
Other income and (expenses)
Gain (loss) on sale of assets	(14,794)	18
Interest expense	(315,644)	(468,615)
Interest income	84,461	117,810
Gain on foreign currency exchange transactions	1,073,894	383,825
Share of net loss from equity investment	(70,438)	-
Beneficial conversion feature	(177,411)	(297,999)
Other expense	(55,554)	(31,150)
Total other income (expenses)	524,515	(296,111)
Net income before non-controlling interest in subsidiary and income taxes	2,550,045	850,075
Non-controlling interest	(974,508)	(1,108,975)
Income taxes	(8,556)	(5,017)
Net income (loss)	1,566,981	(263,917)

Other comprehensive income (loss):
Translation adjustment	(269,014)	(315,864)
Comprehensive income (loss)	$1,297,967	$(579,781)

Net income (loss) per share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)
Weighted average number of shares outstanding
Basic	39,544,096	31,636,379
Diluted	43,251,519	31,636,379

See accompanying notes to these unaudited consolidated financial statements.

Page | 3

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,566,981	$(263,917)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	897,383	1,010,867
Provision for bad debts	254,632	-
Loss on foreign currency exchange transaction	-	16,429
Share of net loss from investment under equity method	70,438	-
Loss on sale of assets	14,794	-
Non controlling interest in subsidiary	974,508	1,108,975
Stock issued for notes payable and related interest	14,419	-
Stock issued for services	383,950	226,720
Fair market value of warrants and stock options granted	53,594	283,500
Beneficial conversion feature	177,411	297,999
Changes in operating assets and liabilities:
Increase/ decrease in accounts receivable	(2,708,406)	(693,290)
Increase/ decrease in other current assets	(1,453,577)	(345,240)
Increase/ decrease in accounts payable and accrued expenses	(359,946)	(949,731)
Net cash provided by (used in) operating activities	(113,820)	692,312
Cash flows from investing activities:
Purchases of property and equipment	(682,676)	(95,160)
Sales of property and equipment	4,550	-
Purchase of non-controlling interest in subsidiary	(180,000)	-
Short-term investments held for sale	(254,632)	-
Increase in intangible assets	(1,574,143)	(1,612,840)
Net cash used in investing activities	(2,686,900)	(1,708,000)
Cash flows from financing activities:
Proceeds from sale of common stock	2,021,139	158,906
Proceeds from the exercise of stock options and warrants	186,875	-
Proceeds from convertible notes payable	-	2,000,000
Redemption of preferred stock	-	(1,920,000)
Dividend Paid	-	(41,740)
Bank overdraft	90,944	86,922
Proceeds from bank loans	1,064,554	2,617,881
Payments on bank loans	(45,427)	(215,144)
Payments on capital lease obligations & loans - net	(2,365,852)	(2,043,769)
Net cash provided by financing activities	952,233	643,057
Effect of exchange rate changes in cash	(72,246)	(74,852)
Net decrease in cash and cash equivalents	(1,920,733)	(447,483)
Cash and cash equivalents, beginning of year	4,075,546	4,403,762
Cash and cash equivalents, end of year	$2,154,813	$3,956,279

See accompanying notes to the unaudited consolidated financial statements.

Page | 4

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$429,289	$247,449
Taxes	$659	$92,618

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the conversion of Notes Payable	$1,900,598	$-

See accompanying notes to the unaudited consolidated financial statements.

Page | 5

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of NetSol Technologies, Inc. and subsidiaries (collectively, the “Company”) as follows:

Wholly-owned Subsidiaries
NetSol Technologies North America, Inc. (“NTNA”)
NetSol Technologies Limited (“NetSol UK”)
NetSol Connect (Private), Ltd. (“Connect)
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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

In October 2009, the FASB amended guidance related to revenue recognition that will be effective for the Company beginning July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB amended guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our financial statements.

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

Page | 6

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 4 – EARNINGS/(LOSS) PER SHARE:

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

The components of basic and diluted earnings per share for the three months ended September 30, 2010 and 2009 were as follows:

For the period ended September 30, 2010	Net Income	Shares	Per Share
Basic income per share:	$1,566,981	39,544,096	$0.04
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities*
Stock options		1,159,964
Warrants		2,547,459
Convertible Note -1		-
Diluted income per share	$1,566,981	43,251,519	$0.04

For the period ended September 30, 2009	Net Loss	Shares	Per Share
Basic (loss) per share:	$(263,917)	31,636,379	$(0.01)
Dividend to preferred shareholders	-		$-
Net income available to common shareholders
Effect of dilutive securities*
Stock options		-
Warrants		-
Convertible Note		-
Diluted (loss) per share	$(263,917)	31,636,379	$(0.01)

1	During the period ended September 30, 2010, convertible notes payable were not included in the comuptation of diluted earnings per share because the effect of conversion would be anti dilutive.

*	As there is a loss, these securities are anti-dilutive. The basic and diluted loss per share is the same for the three months ended September 30, 2009

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY:

The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; and Abraxas uses the Australian dollar as the functional currencies.  NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $8,665,100 and $8,396,086 as of September 30, 2010 and June 30, 2010 respectively. During the three months ended September 30, 2010 and 2009, comprehensive loss in the consolidated statements of operations included translation loss of $269,014 and $315,864 respectively.

Page | 7

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2010 and June 30, 2010:

	As of September 30,	As of June 30,
	2010	2010

Prepaid Expenses	$200,912	$237,702
Advance Income Tax	434,584	422,028
Employee Advances	57,775	57,113
Security Deposits	139,498	131,229
Tender Money Receivable	127,474	252,826
Other Receivables	508,237	535,981
Other Assets	706,392	184,782
Total	$2,174,872	$1,821,661

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at September 30, 2010 and June 30, 2010:

	As of September 30,	As of June 30,
	2010	2010

Office furniture and equipment	$1,053,073	$1,041,326
Computer equipment	8,079,559	8,038,033
Assets under capital leases	1,832,075	1,838,217
Building	2,289,040	2,314,080
Land	556,027	562,109
Capital work in progress	2,391,584	1,925,207
Autos	743,882	744,586
Improvements	161,906	163,365
Subtotal	17,107,143	16,626,923
Accumulated depreciation	(7,525,087)	(7,154,005)
	$9,582,056	$9,472,917

For the three months ended September 30, 2010 and 2009, depreciation expense totaled $369,565 and $372,872 respectively.  Of these amounts, $256,484 and $214,760 respectively, are reflected as part of cost of goods sold.

Page | 8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - INTANGIBLE ASSETS:

Intangible assets consist of the following at September 30, and June 30, 2010:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2009 - cost	$25,042,331	$5,804,057	$30,846,388
Additions	7,652,707	-	7,652,707
Effect of translation adjustment	(2,734,235)	-	(2,734,235)
Accumulated amortization	(10,958,723)	(5,137,482)	(16,096,205)
Net balance - June 30, 2010	$19,002,080	$666,575	$19,668,655

Intangible assets - September 30, 2010 - cost	$30,155,176	$5,804,057	$35,959,233
Additions	1,586,115	-	1,586,115
Effect of translation adjustment	(259,479)	-	(259,479)
Accumulated amortization	(11,411,164)	(5,262,947)	(16,674,111)
Net balance - September 30, 2010	$20,070,648	$541,111	$20,611,758

Amortization expense for:
Quarter ended September 30, 2010	$402,353	$125,465	$527,818
Quarter ended September 30, 2009	$446,685	$191,309	$637,994

(A) Product Licenses

Product licenses include original license issue, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses included unamortized software development and enhancement costs of $15,365,962.

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

(C) Amortization

Software development amortization expense was $374,457 and $283,744 for the periods ended September 30, 2010 and September 30, 2009, respectively, and is recorded in cost of revenues.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	9/30/11	9/30/12	9/30/13	9/30/14	9/30/15	Thereafter	TOTAL
Product Licences	$1,457,499	$780,878	$780,878	$780,878	$780,878	$15,489,637	$20,070,648
Customer Lists	394,043	76,476	70,592	-	-	-	541,111

	$1,851,542	$857,354	$851,470	$780,878	$780,878	$15,489,637	$20,611,759

Page | 9

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill is comprised of the following amounts as of September 30, 2010 and June 30, 2010:

	As of September 30,	As of June 30,
	2010	2010
NetSol PK	$1,303,372	$1,303,372
CQ Systems	3,471,813	3,471,813
McCue Systems	4,664,100	4,664,100

Total	$9,439,285	$9,439,285

There was no impairment of the goodwill for the periods ended September 30, 2010 and June 30, 2010.

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

The Company's investment in equity for the period ended September 30, 2010 is as follows:

Initial investment in Atheeb NetSol at cost	$268,000
Net loss for the period	(134,719)
NetSol's share (50.1%)	(67,494)

Net book vale @ 6-30-10	$200,506

Net loss for the quarter	(140,594)
NetSol's share (50.1%)	(70,438)

Net book vale @ 9-30-10	$130,068

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2010 and June 30, 2010:

	As of September 30,	As of June 30,
	2010	2010

Accounts Payable	$1,305,406	$1,321,212
Accrued Liabilities	3,119,128	2,369,153
Accrued Payroll	89,296	158,392
Accrued Payroll Taxes	378,171	299,908
Interest Payable	534,803	602,614
Deferred Revenues	5,721	6,472
Taxes Payable	135,427	133,169
Total	$5,567,954	$4,890,921

Page | 10

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - DEBTS

(A) LOANS AND LEASES PAYABLE

Notes payable consist of the following at September 30, 2010 and June 30, 2010:

	As of September 30,	Current	Long-Term
Name	2010	Maturities	Maturities

Habib Bank Line of Credit	$4,407,923	$4,407,923	$-
Bank Overdraft Facility	303,582	303,582	-
Term Finance Facility	1,151,145	431,680	719,465
Subsidiary Capital Leases	1,096,675	929,362	167,312
Lease abandonment liability	867,583	-	867,583
	$7,826,907	$6,072,547	$1,754,360

	As of June 30,	Current	Long-Term
Name	2010	Maturities	Maturities

D&O Insurance	$12,122	$12,122	$-
E&O Insurance	7,046	7,046
Habib Bank Line of Credit	5,677,533	5,677,533	-
Bank Overdraft Facility	202,712	202,712	-
HSBC Loan	43,306	43,306	-
Term Finance Facility	1,163,738	436,402	727,336
Subsidiary Capital Leases	1,111,271	906,651	204,620
	867,583	-	867,583
	$9,085,311	$7,285,773	$1,799,538

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.49% as of September 30, 2010 and June 30, 2010. Interest paid during the quarter-ended September 30, 2010 and 2009 was nominal.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 3.23% as of September 30, 2010 and June 30, 2010, respectively. Interest paid during the quarter ended September 30, 2010 and 2009 was $40,123 and $45,774, respectively.

During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000. The annual interest rate is 3.25% over the bank’s sterling base rate, which was 5.00% as of September 30, 2010 and June 30, 2010, respectively.

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $790,450 was converted into a loan payable with a maturity of three years. The interest rate is 7.5% with monthly payments of £14,436 or approximately $22,822. The Parent has guaranteed payment of the loan in the event the subsidiary should default. Interest paid during the quarter ended September 30, 2010 and 2009 was $214 and $5,979, respectively. As of September 30, 2010, this loan was paid off in full.

The Company’s subsidiary, NetSol PK, entered into a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 200,000,000 or approximately $2,302,291 (secured by the first of Rs. 580 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As on June 30, 2010, the subsidiary had used Rs. 100,000,000 or approximately $1,163,738 of which $727,336 was shown as long term liabilities and the remainder of $436,402 as current maturity. As of the quarter ended September 30, 2010, the Company has used Rs. 100,000,000 or approximately $1,151,145 of which $719,465 is shown as long term liabilities and the remainder of $431,680 as current maturity.

Page | 11

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the quarters ended September 30, 2010 and 2009.

Following is the aggregate minimum future lease payments under capital leases as of September 30, 2010 and June 30, 2010:

	As of September 30,	As of June 30,
	2010	2010
Minimum Lease Payments
Due FYE 9/30/11	$964,714	$941,406
Due FYE 9/30/12	159,763	189,155
Due FYE 9/30/13	14,636	27,481
Total Minimum Lease Payments	1,139,112	1,158,042
Interest Expense relating to future periods	(42,438)	(46,771)
Present Value of minimum lease payments	1,096,675	1,111,271
Less: Current portion	(929,362)	(906,651)
Non-Current portion	$167,312	$204,620

Following is a summary of fixed assets held under capital leases as of June 30, 2010 and 2009:

	As of September 30,	As of June 30,
	2010	2010

Computer Equipment and Software	$470,842	$473,033
Furniture and Fixtures	829,503	830,942
Vehicles	229,515	232,026
Building Equipment	302,216	302,216

Total	1,832,075	1,838,217
Less: Accumulated Depreciation	(702,837)	(621,567)
Net	$1,129,238	$1,216,650

In 2008, the Company’s subsidiary, NTNA, had acquired an office space in Emeryville on a long term lease. However, due to the unprecedented recession experienced in 2009, the company decided to vacate the office space and terminate the lease in October 2009. The Company recorded a lease abandonment charge of $1,076,347 in the quarter-ended December 31, 2009. However, the office space was leased by another company during the quarter-ended March 31, 2010 and the lease abandonment charge was reduced by $208,765 to $867,583 as of September 30, 2010 and June 30, 2010. The liability as of September 30, 2010 and June 30, 2010 was determined using fair value level 2 methodology and assumptions.

Page | 12

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B) LOANS PAYABLE- BANK

The Company’s subsidiary, NetSol TPK, has a loan with a bank, secured by the Company’s assets. This loan consists of the following as of September 30, 2010 & June 30, 2010:

For the period ended September 30, 2010:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	9.00%	$2,302,291

Total			$2,302,291

For the year ended June 30, 2010:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	9.00%	$2,327,476

Total			$2,327,476

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

As of the period-ended September 30, 2010 and June 30, 2010, the remaining cash due of $103,226 is shown as “Other Payable – Acquisition” and the remaining stock to be issued of 46,704 shares at an average price of $1.89 is shown in “Shares to be issued” in the accompanying consolidated financial statements. Amounts payable represent the remaining McCue shareholders that have not been located as of the date of this report.

(D) DUE TO OFFICERS

The officers of the Company, from time to time, loan funds to the Company. The balance due to officers as of September 30, 2010 and June 30, 2010 was Nil and $10,911 respectively.

Page | 13

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE

The net outstanding balance of convertible notes as of June 30, 2010 and 2009 is as follows:

Issue Date	Balance net of BCF @ September 30, 2010	Current Portion	Long Term	Maturity Date

Jul-08	3,860,018	3,860,018	-	Jul-11
Mar-10	1,500,000	1,500,000	-	Mar-11

Total	5,360,018	5,360,018	-

Issue Date	Balance net of BCF @ June 30, 2010	Current Portion	Long Term	Maturity Date

Jul-08	4,066,108		4,066,108	Jul-11
Aug-09	1,517,096	1,517,096		Aug-10
Mar-10	1,500,000	1,500,000		Mar-11

Total	7,083,204	3,017,096	4,066,108

For the periods ended September 30, 2010 and September 30, 2009, the interest expense on convertible notes was $192,370 and $158,064, respectively.

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

During the quarter ended September 30, 2010, Holders of the 2008 Note further elected to convert the principal and interest due thereon into a total of 310,435 shares of common stock. These conversions reduced the principal of the 2008 Note to $4,149,402.

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

During the quarter ended September 30, 2010, Holders of the 2009 Note further elected to convert the remaining principal and interest due thereon into a total of 2,613,333 shares of common stock. These conversions reduced the principal of the 2009 Note to nil.

Page | 14

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 (C) 2010 CONVERTIBLE DEBT

In March 2010, the Company issued $1,500,000 of 8% convertible debt maturing in 1 year (the “2010 Notes”), with a conversion price of $1.15 per share. The maturity date of these notes may be extended an additional year upon agreement of both parties.  In August, 2010, the note conversion prices were adjusted to $.0.85 per share.

NOTE 14 - STOCKHOLDERS’ EQUITY:

(A) TREASURY STOCK

On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion. During the year ended June 30, 2008, the Company had repurchased a total of 13,600 shares on the open market valued at $25,486. The balance as of June 30, 2008 was $35,681. In September 2008, the stock repurchase plan was extended an additional 6 months. During the year ended June 30, 2009, the Company purchased an additional 208,900 shares on the open market valued at $360,328. The balance as of September 30, 2010 and June 30, 2010 was $396,008. The stock repurchase plan expired on March 24, 2009.

On July 27, 2010, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 2,000,000 of its shares of common stock over the following 6 months.  The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The Company did not repurchase any shares of common stock during the quarter ended September 30, 2010. The stock repurchase plan will expire on January 27, 2011.

(B) SHARES ISSUED FOR SERVICES TO RELATED PARTIES

During the three months period ended September 30, 2010, and year ended June 30, 2010, the Company issued a total of 210,000 and 187,500 shares of restricted common stock for services rendered by the officers of the company. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $151,200 and 163,125, as of September 30, 2010 and June 30, 2010, respectively.

During the three months period ended September 30, 2010, and year ended June 30, 2010, the Company issued a total of 30,000 and 90,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $25,200 and $78,900, as of September 30, 2010 and June 30, 2010, respectively.

During the three months period ended September 30, 2010 and year ended June 30, 2010, the Company issued a total of 15,432 and 139,881 shares of its common stock to employees as required according to the terms of their employment agreements valued at $12,500 and $130,500, respectively.

(C) SHARE-BASED PAYMENT TRANSACTIONS

During the period ended September 30, 2010, and year ended June 30, 2010, the Company issued a total of 25,000 and 501,931 shares of its common stock for provision of services to unrelated consultants valued at $20,750 and $275,019, respectively.

Page | 15

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following as of September 30, 2010:

		Exercise	Aggregated
	# shares	Price	Intrinsic Value
OPTIONS:
Issued by the Company

Outstanding and exercisable, June 30, 2009	7,706,917	$0.30 to $5.00	$-
Granted	300,000	$0.75
Exercised	(300,000)	$0.75
Expired	-
Outstanding and exercisable, June 30, 2010	7,706,917	$0.30 to $5.00	$146,047
Granted	1,002,000	$0.65
Exercised	(287,500)	$0.65
Expired	-
Outstanding and exercisable, September 30, 2010	8,421,417	$0.30 to $5.00	$2,427,620

WARRANTS:
Outstanding and exercisable, June 30, 2009	1,777,617	$1.65 to $3.70	$-
Granted	3,274,682	$0.31
Exercised	-
Expired	(288,980)	3.3
Outstanding and exercisable, June 30, 2010	4,763,319	$1.65 to $3.70	$1,698,387
Granted
Exercised	(600,000)	$0.31
Expired
Outstanding and exercisable, September 30, 2010	4,163,319	$0.63 to $3.70	$4,461,935

The average life remaining on the options and warrants as of September 30, 2010 is as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
Issued by the Company
$0.01 - $0.99	2,520,500	6.07	0.65
$1.00 - $1.99	2,045,917	4.83	1.88
$2.00 - $2.99	3,055,000	4.54	2.69
$3.00 - $5.00	800,000	3.56	4.24

Totals	8,421,417	4.98	2.03

WARRANTS:
$0.31 - $1.99	4,150,819	4.15	0.57
$3.00 - $5.00	12,500	1.01	3.70

Totals	4,163,319	4.14	0.58

All options and warrants granted are vested and are exercisable as of September 30, 2010, except 375,000 options which will vest in next two quarters.

Page | 16

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the quarter ended September 30, 2010, the Company granted 750,000 options to five employees with an exercise price of $0.65 per share and an expiration date of 1 Year, vesting quarterly. Using the Black-Scholes method to value the options, the Company recorded $23,566 per quarter in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	2.01%
Expected life	1 year
Expected volatility	29%

During the quarter ended September 30, 2010, the Company granted 10,000 options to one employee with an exercise price of $0.65 per share and an expiration date of 1 Year, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $1,257 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	2.01%
Expected life	1 year
Expected volatility	29%

During the quarter ended September 30, 2010, the Company granted 242,000 options to seven employee with an exercise price of $0.65 per share and an expiration date of 4 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $22,092 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.81%
Expected life	4 months
Expected volatility	29%

Page | 17

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WARRANTS

During the year ended June 30, 2010, the Company amended the terms of warrant agreements associated with common stock issued in October, 2007. Pursuant to the terms of the amendment, the exercise price was reduced to $0.31 from $0.63, resulting in a corresponding increase in the number of shares of common stock underlying the warrants by 3,274,682. The above holders opted cashless exercise of 600,000 warrants and as a consequence 466,571 shares were issued.

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

PERFORMANCE AWARDS

Under the 2008 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2008 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of September 30, 2010, 789,500 shares have been issued under this plan.

Page | 18

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	2010	2009
Revenues from unaffiliated customers:
North America	$1,242,982	$1,723,954
Europe	2,089,979	929,794
Asia - Pacific	5,070,110	4,968,325
Consolidated	$8,403,071	$7,622,073

Operating income (loss):
Corporate headquarters	$(1,056,548)	$(1,185,258)
North America	321,093	314,244
Europe	1,079,667	(153,291)
Asia - Pacific	1,681,317	2,170,491
Consolidated	$2,025,530	$1,146,186

Net income (loss) after taxes and before minority interest:
Corporate headquarters	$(1,481,129)	$(1,731,335)
North America	324,250	277,087
Europe	1,016,852	(167,380)
Asia - Pacific	2,681,517	2,466,686
Consolidated	$2,541,489	$845,058

Identifiable assets:
Corporate headquarters	$17,043,137	$17,597,076
North America	2,278,499	2,969,145
Europe	4,783,665	3,373,229
Asia - Pacific	52,068,480	40,077,357
Consolidated	$76,173,782	$64,016,807

Depreciation and amortization:
Corporate headquarters	$153,724	$355,016
North America	132,077	135,198
Europe	179,440	152,590
Asia - Pacific	432,141	368,062
Consolidated	$897,383	$1,010,866

Capital expenditures:
Corporate headquarters	$-	$-
North America	3,405	6,168
Europe	-	7,428
Asia - Pacific	679,271	81,564
Consolidated	$682,676	$95,160

Page | 19

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net revenues by our various products and services provided for the period ended September 30, are as follows:

	2010	2009
Licensing Fees	$3,477,793	$2,551,593
Maintenance Fees	1,669,919	1,807,716
Services	3,255,360	3,262,764
Total	$8,403,071	$7,622,073

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of September 30, 2010 and June 30, 2010 was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest September 30, 2010

NetSol PK	42.04%	$9,321,718
NetSol-Innovation	49.90%	1,397,090

Total		$10,718,808

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest June 30, 2010

NetSol PK	42.04%	$9,133,392
NetSol-Innovation	49.90%	1,291,057
Connect	49.90%	(1,891)

Total		$10,422,557

(A) NETSOL TECHNOLOGIES, LIMITED (“NETSOL PK”)

For the fiscal quarters ended September 30, 2010 and 2009, NetSol Technologies Ltd. (“NetSol PK”) had net income of $2,031,123 and $2,411,344. The related non-controlling interest was $853,884 and $1,013,729, respectively.

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

During the quarter ended September 30, 2010, NetSol PK declared a cash dividend of $1,125,733, of which the Company’s interest was $652,475. The dividend will be paid during the quarter-ended December 31, 2010. The amount attributable to the minority holders was $473,258 and is reflected in the accompanying consolidated financial statements.

(B) NETSOL INNOVATION (PRIVATE) LIMITED (“NETSOL INNOVATION”)

For the fiscal quarters ended September 30, 2010 and 2009, NetSol Innovation (Private) Limited (“NetSol Innovation”) had net income of $241,731 and $209,405. The related non-controlling interest was $120,624 and $104,493, respectively.

(C) NETSOL CONNECT (“CONNECT”)

The company has acquired the non-controlling interest in NetSol Connect against a payment of $180,000 in the start of this fiscal quarter. The balance of non-controlling interest as on June 30, 2010 (the acquisition date) was $1,891 (loss). Per Para 33 of SFAS 160 company adjusted the additional paid in capital by $181,891.

Page | 20

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 18 - SUBSEQUENT EVENTS

There were 210,000 shares of common stock granted to executive employees as part of the employment agreements which were earned upon the conclusion of the quarter ended September 30, 2010.

A consultant was issued 233,000 shares as part of the consultant’s agreement with the Company.  The issuance of shares was reliant upon the acquisition of a common stock share price of no less than $1.75.

Holders of warrants with an exercise price of $.31 per share exercised warrants for a total of 1,406,331 shares of common stock.

Accredited investors who participated in an offering of shares of common stock which commenced in August 2010 were issued 1,970,384 shares of common stock as part of the final issuances due in this raise. The per share price of this offering was $.65 based on the offering commencement date of August9, 2010.

An employee was issued 10,000 shares of common stock as compensation due under terms of his employment with the Company.

Page | 21

NETSOL TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2010.

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

Founded in 1996, NetSol is headquartered in Calabasas, California. NetSol also has operations and/or offices in: Horsham, United Kingdom; Alameda, California, USA; Beijing, China; Lahore, Islamabad and Karachi, Pakistan; Adelaide, Australia; Bangkok, Thailand; and, Riyadh, Kingdom of Saudi Arabia

In today’s highly competitive marketplace, business executives with labor or services-centric budgetary responsibilities are not just encouraged but, in fact, obliged to engage in “Make or Buy” decision process when contemplating how to support and staff new development, testing, services support and delivery activities.  The Company business offerings are aligned as a BestShoring® solutions strategy.  Simply defined, BestShoring® is NetSol Technologies’ ability to draw upon its global resource base and construct the best possible solution and price for each and every customer.  Unlike traditional outsourcing offshore vendors, NetSol draws upon an international workforce and delivery capability to ensure a “BestShoring® delivers BestSolution™” approach.

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

Page | 22

NETSOL TECHNOLOGIES, INC.

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

Page | 23

NETSOL TECHNOLOGIES, INC.

While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the San Francisco Bay area, California for North America and the parent headquarters in Calabasas, California; Horsham, United Kingdom, for Europe; and, our “center of excellence” operation in Lahore, Pakistan for Asia Pacific. The Company continues to maintain services or products and specific sales offices in Australia, China, Thailand, Kingdom of Saudi Arabia and Pakistan and in any other country on an as needed basis.

Marketing and Business Development Activities:

Management undertook major steps to sustain growth in the global markets:

o
In 2009-2010, to enhance productivity and cost efficiencies, the concept of Global Delivery Model was implemented.   Without moving the source codes of US products or UK products to Lahore, Pakistan, we have integrated the local developers / engineers / programming resources with PK technology group teams. This model would eventually create much stronger band width for customers worldwide but also have the same interfacing local management available for regional clients. In essence, the concept of BestShoring® model is effectively being executed.

o
The global delivery model would further streamline the cost base as well as optimum utilization of NetSol Center of Excellence, CMMI Level 5 technology campus and translate into better and more competitive pricing modules for our customers.

o
The remarkable success and demand of NFS™ in China has led to long term planning to expand in the Chinese market. The overall steady economic growth in China and historic transformation of the auto sector (China outsold cars against the United States in number of units in 2009) combined with growing consumer spending, warrants the hire of additional local Chinese staff and infrastructure improvement. Management is poised to create a ‘proximity development center’ or PDC and clients support team to better serve our growing customers base.

o
In addition to further penetrating auto captive market in China, NetSol has entered a new segment of big ticket leasing with the successful implementation of NFS™ at Minsheng Financial leasing. Minsheng is the 4th largest big ticket leasing company in China. The three major sectors of focus in China will be banking, auto finance and equipment finance.

o
Thailand is a new emerging market for banking and auto finance. NetSol has a modest presence in Bangkok and is operating under NetSol Thai, a recently formalized wholly owned subsidiary of NTI. The management has started to grow the region by adding a few Thai nationals as staff members and experienced business executives from within NetSol. The pipeline of new customers is growing from the markets in Japan, South Korea and India. These markets will be serviced and supported from the Thailand office.

o
NetSol North American operation has taken critical steps to further enhance the service levels of the local technical team with effective integration of the NetSol PK center of excellence.  This strategy has impressively added accretive revenue and interest from current major customers. While the overall market is still going through consolidation and correction, the NetSol team in the US is successfully executing on efforts to grow from its existing client base.

o
NetSol in North America has effectively established a relationship with senior management in SAP to build smartOCI™, a new search engine procurement technology for major corporations. In addition, NetSol is pursuing major alliances to grow the NFS™ business through this relationship in various global markets.

o
Marketing and branding efforts will be resumed to generate new leads and demand of NetSol offerings in both matured and emerging markets. During the recession in 2008-2009, most of these activities were abandoned.

Page | 24

NETSOL TECHNOLOGIES, INC.

NetSol marketing activities will continue to:

•	Encourage organic revenue growth in the Chinese market in the automobile, banking, manufacturing and captive leasing sectors.
•	Expand the Beijing office with new local Chinese staff and senior business development and project management teams.
•	Further penetrate the Asia Pacific markets by selling NetSol offerings in the key and robust markets of Australia, New Zealand, Singapore, Thailand, South Korea, and Japan.
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
•
Expand and win new customers in the Middle Eastern markets through a recently formed joint venture with Atheeb Group in the Kingdom of Saudi Arabia (KSA). This will include sectors in leasing, banking, defense and public areas.

Funding and Investor Relations:

Management anticipates, but there is no guaranty, that as the price of the Company’s shares of common stock will rise, as quoted on the NASDAQ Capital Market, and that:

•	Officers may exercise options that are currently in the money.
•	Company may look to raise new capital through debt or common stock offerings with friends of family investors which will be held for long term investment and require no payment of placement fees.
•	Exercise of warrants by major fund investors.

Investor Relations efforts will include:

•	Newly hired IR and PR firm will play a major part in expanding the new retail and institutional investors base.
•	Telling the NetSol story to sell side analysts, funds, portfolio managers and financial media.
•	Aggressively position NetSol in front of major investors’ conferences and road shows to be organized by RedChip and other major institutions.
•	Push strategy with US mainstream media to build NetSol image and a ‘niche’ business offering.
•	Founding management’s aim to continue to invest in the company is anticipated to display such management’s belief in NetSol’s potential to new investors.
•	Aggressively enhance the visibility and liquidity in NASDAQDUBAI exchange through road shows and Middle East focused investors’ conferences.

Page | 25

NETSOL TECHNOLOGIES, INC.

Improving the Bottom Line:

These measures will improve the bottom line ongoing basis:

•	Improve pricing, sales volume and fee structures.
•	Continue consolidation and reevaluating operating margins as ongoing activities.
•	Streamline further cost of goods sold to improve gross margins to historical levels over 70%, as sales ramp up.
•	Generate higher revenues per employee, enhance productivity and lower cost per employee.
•	Optimize the utilization of NetSol PK resources, infrastructure, processes and disciplines to maximize the bottom-line and fully leverage the cost arbitrage.
•	Grow process automation and leverage the best practices of CMMI level 5. Global delivery concept and integration will further improve both gross and net margins.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Retire Debt to reduce the interest cost significantly and to make every effort to avoid any one time charges.

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

•
As reported by the Associated Press, China surpassed the US as the number one automobile market in auto sales.  JD Powers & Associates anticipated further strong growth in auto sales for the upcoming years.  It is anticipated that this market opportunity will result in further penetration by NetSol into China’s burgeoning leasing and finance market.

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

Page | 26

NETSOL TECHNOLOGIES, INC.

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
•
The flooding disaster in Pakistan, due to heavy monsoon rainfall, has affected more than 20 million people. The rebuilding of the affected areas will distract the government of Pakistan and major resources will be diverted to deal with the aftermath of this disaster. Accordingly, management expects delays in major public and defense projects.

•	The emergence of many smaller players offering IT solutions in China has resulted in competition in pricing.
•	The sluggish European market, due to debt crisis, could lead to our European business suffering.
•	Dramatic and deep global recession has created a serious decline in business spending causing significant budget cuts for many of the Company’s target verticals.
•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems squeezing IT budgets and elongating decision making cycles.
•	Tighter internal processes and budgets will cause delays in the receivables from few clients.
•	Challenged US auto sectors, banking and retail sectors, thus resulting in longer sales and closing cycles.
•	Anticipated worsening US deficit and rise in inflation in coming years would further put stress on consumers and business spending.
•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

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

Page | 27

NETSOL TECHNOLOGIES, INC.

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

VSOE of fair value for each element is based on the price for which the element is sold separately. We determine the VSOE of fair value of each element based on historical evidence of our stand-alone sales of these elements to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement. When VSOE of fair value does not exist for any undelivered element, revenue is deferred until the earlier of the point at which such VSOE of fair value exists or until all elements of the arrangement have been delivered. The only exception to this guidance is when the only undelivered element is maintenance and support or other services, then, the entire arrangement fee is recognized ratably over the performance period.

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

Page | 28

NETSOL TECHNOLOGIES, INC.

CASH RESOURCES

The company had $2.155 million worldwide in cash as on September 30, 2010.

CHANGES IN FINANCIAL CONDITION

Net revenues for the quarter ended September 30, 2010 and 2009 are broken out among the subsidiaries as follows:

	2010		2009
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NetSol Tech NA	1,242,982	14.79%	1,723,954	22.62%
	1,242,982	14.79%	1,723,954	22.62%
Europe:
NetSol UK	-	0.00%	-	0.00%
NetSol Tech Europe	2,089,979	24.87%	929,794	12.20%
	2,089,979	24.87%	929,794	12.20%
Asia-Pacific:
NetSol Tech (PK)	4,064,454	48.37%	4,142,954	54.35%
NetSol-Innovation	666,805	7.94%	654,317	8.58%
NetSol Connect	132,275	1.57%	154,330	2.02%
NetSol-Abraxas Australia	2,844	0.03%	16,724	0.22%
NetSol-Thailand	203,732	2.42%	-	0.00%

	5,070,110	60.34%	4,968,325	65.18%

Total	$8,403,071	100.00%	$7,622,073	100.00%

Page | 29

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended September 30, 2010 and 2009 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2010		2009
		%		%
Net Revenues:
License fees	$3,477,793	41.39%	$2,551,593	33.48%
Maintenance fees	1,669,919	19.87%	1,807,716	23.72%
Services	3,255,360	38.74%	3,262,764	42.81%
Total revenues	8,403,071	100.00%	7,622,073	100.00%
Cost of revenues:				0.00%
Salaries and consultants	1,986,888	23.64%	2,013,753	26.42%
Travel	231,612	2.76%	60,200	0.79%
Repairs and maintenance	57,058	0.68%	67,611	0.89%
Insurance	30,992	0.37%	36,679	0.48%
Depreciation and amortization	630,941	7.51%	498,504	6.54%
Other	243,138	2.89%	882,338	11.58%
Total cost of revenues	3,180,629	37.85%	3,559,085	46.69%
Gross profit	5,222,442	62.15%	4,062,988	53.31%
Operating expenses:		0.00%		0.00%
Selling and marketing	483,970	5.76%	493,629	6.48%
Depreciation and amortization	266,443	3.17%	512,362	6.72%
Bad debt expense	254,632	3.03%	-	0.00%
Salaries and wages	920,264	10.95%	714,899	9.38%
Professional services, including non-cash compensation	139,085	1.66%	96,106	1.26%
General and adminstrative	1,132,519	13.48%	1,099,806	14.43%
Total operating expenses	3,196,913	38.04%	2,916,802	38.27%
Income from operations	2,025,530	24.10%	1,146,186	15.04%
Other income and (expenses)		0.00%		0.00%
Gain (loss) on sale of assets	(14,794)	-0.18%	18	0.00%
Interest expense	(315,644)	-3.76%	(468,615)	-6.15%
Interest income	84,461	1.01%	117,810	1.55%
Gain on foreign currency exchange transactions	1,073,894	12.78%	383,825	5.04%
Share of net loss from equity investment	(70,438)	-0.84%	-	0.00%
Beneficial conversion feature	(177,411)	-2.11%	(297,999)	-3.91%
Other (expense)	(55,554)	-0.66%	(31,150)	-0.41%
Total other income (expenses)	524,515	6.24%	(296,111)	-3.88%
Net income before non-controlling interest in subsidiary and income taxes	2,550,045	30.35%	850,075	11.15%
Non-controlling interest	(974,508)	-11.60%	(1,108,975)	-14.55%
Income taxes	(8,556)	-0.10%	(5,017)	-0.07%
Net income (loss)	1,566,981	18.65%	(263,917)	-3.46%

Net revenues for the quarter ended September 30, 2010 were $8,403,071 as compared to $7,622,073 for the quarter ended September 30, 2009.   This reflects an increase of $780,999 or 10.25% in the current quarter as compared to the quarter ended September 30, 2009.  Revenue from services, which includes consulting and implementation, slightly decreased from $3,262,764 to $3,255,360.  License revenues grew by $926,200 over the comparable quarter in fiscal 2009.

The gross profit was $5,222,442 in the quarter ending September 30, 2010 as compared with $4,062,988 for the same quarter of the previous year for an increase of 28.54% or $1,159,454.  The gross profit percentage for the quarter increased approximately 9% to 62.15% from 53.31% in the quarter ended September 30, 2009.  The cost of sales was $3,180,629 in the current quarter compared to $3,559,085 in the comparable quarter of fiscal 2010. As a percentage of sales it decreased 9% from 46.69% for the quarter ended September 30, 2009 to 37.85% in the current quarter. Salaries and consultant fees decreased by $26,865, from $2,013,753, in the prior comparable quarter to $1,986,888. As a percentage of sales, it decreased by 2.78% from 26.42% in the prior comparable quarter to 23.64% in the current quarter.  The improvement in gross profit margin is due to management’s efforts for globalization of delivery of products using the BestShoring® model.

Page | 30

NETSOL TECHNOLOGIES, INC.

Operating expenses were $3,196,913 for the quarter ending September 30, 2010 as compared to $2,916,802, for the corresponding period last year for an increase of 9.60% or $280,111.  As a percentage of sales it marginally decreased by 0.23% from 38.27% to 38.04%.  Depreciation and amortization expense amounted to $266,443 and $512,362 for the quarter ended September 30, 2010 and 2009, respectively.  Combined salaries and wage costs were $920,264 and $714,899 for the comparable periods, respectively. As a percentage of sales, these costs increased from 9.38% to 10.95%.  General and administrative expenses were $1,132,519 and $1,099,806 for the quarters ended September 30, 2010 and 2009, respectively, an increase of $32,713 or 2.97%.  As a percentage of sales, these expenses were 13.48% in the current quarter compared to 14.43% in the comparable quarter. The increase is mainly attributable due to amortization of some non-cash expense on grant of options.

Selling and marketing expenses were $483,970 and $493,629, in the quarter ended September 30, 2010 and 2009, respectively.  Professional services expense increased 44.72% to $139,085 in the quarter ended September 30, 2010, from $96,106 in the corresponding period last year.

Income from operations was $2,025,530 compared to $1,146,186 for the quarters ended September 30, 2010 and 2009, respectively. This represents an increase of $879,343 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 24.10% in the current quarter compared to 15.04% in the prior period.

Net income was $1,566,981 compared to a loss of $263,917 for the quarters ended September 30, 2010 and 2009, respectively.  This is an increase of $$1,830,898 compared to the prior year.  Included in this income is foreign currency exchange gain of $1,073,894 (September 2009, $383,835) due to appreciation of Euro by more than 13% in the current quarter against Pakistan Rupee.The current fiscal quarter amount includes a net reduction of $974,508 compared to $1,108,975 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, and the 42.04% non-controlling interest in NetSol PK.  Interest expense was $315,644 in the current quarter as compared to $468,615 in the comparable period.  Net income per share, basic and diluted, was $0.04 as compared to loss of $0.01 for the quarters ended September 30, 2010 and 2009.

The net EBITDA income was $2,788,565 compared to $1,220,581 for the quarters ended September 30, 2010 and 2009, after amortization and depreciation charges of $897,383 and $1,010,866, income taxes of $8,556 and $5,017, and interest expense of $315,644 and $468,615, respectively.  The EBITDA earning per share, basic and diluted was $0.07 and $0.06 for the quarter ended September 30, 2010 and, basic and diluted, was $0.04 for the quarter ended September 30, 2009.  As a percentage of revenues EBITDA was 33.19% compared to 16% for the quarters ended September 30, 2010 and 2009, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position was $2,154,813at September 30, 2010, compared to $3,956,279 at September 30, 2009.

Net cash used in operating activities amounted to $113,820 for the quarter ended September 30, 2010, as compared to cash provided by amounting to $692,312 for the comparable period last fiscal year.

Net cash used by investing activities amounted to $2,686,900 for the quarter ended September 30, 2010, as compared to $1,708,000 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $682,676 compared to $95,160 for the comparable period last fiscal year. The purchase of non-controlling interest used $180,000 in current quarter as compared to $Nil in corresponding previous year quarter. The short term investment held for sales used $254,632 in current quarter as compared to $Nil in corresponding previous year quarter. The increase in intangible assets which represents amounts capitalized for the development of new products was $1,574,143 and $1,612,840 for the comparable periods.

Net cash provided by financing activities amounted to $952,233 and $643,057 for the quarters ended September 30, 2010, and 2009, respectively. The Company sold $2,021,139 as compared to $158,906 of common stock.  The quarter ended September 30, 2010 included the cash inflow of $186,875 from the exercising of stock options and warrants compared to $ Nil in quarter ended September 30, 2009.  In the current fiscal period, the Company had net payments on account of bank loans, loans and capital leases of $1,255,781as compared to net proceeds of $445,891 in the comparable period last year.

Page | 31

NETSOL TECHNOLOGIES, INC.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (September 30, 2010).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Page | 32

NETSOL TECHNOLOGIES, INC.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2010, the Company issued a total of 210,000 shares of restricted common stock to executive employees as part of their compensation agreements.  These share issuances were further reported on the employees annual form 5 filings. These shares were issued in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

In July 2010, one of the holders of our $2 million convertible note converted $1,646,400 worth of principal and interest there on from the note into a total of 2,613,333 shares of common stock.  This transaction was originally reported in an 8-K at the time of the issuance of the Note in July 2008.  The shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

In July 2010, the four independent directors were issued a total of 30,000 shares as compensation for their service on the board of directors for the quarter ended June 30, 2010.  These shares are issued as part of the Company’s 2008 Equity Incentive Plan.   These share issuances were reported in the holders’ annual Form 5 filing.  These shares were issued in reliance on exemptions from registration under Regulation S and D of the Securities Act of 1933, as amended.

In August 2010, one of the holders of our $6 million convertible note converted $43,591 worth of principal and interest there on from the note into 69,192 shares of common stock. This transaction was originally reported in an 8-K at the time of the issuance of the Note in July 2008.  The shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

In September 2010, one of the holders of our $6 million convertible note converted $261,026 worth of principal and interest there on from the note into 414,326 shares of common stock.  This transaction was originally reported on an 8-K at the time of the issuance of the Note in July 2008. The shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

In September 2010, holders of warrants were issued a total of 466,571 shares of common stock as a result of the exercise of warrants issued in June and October 2007. This transaction was initially reported at the time of the acquisition of the shares of common stock and associated warrants in 2007  The shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933,as amended.

In September 2010, an employee of the Company was issued 15,432 shares of restricted common stock which was required to be issued according to the terms of his employment agreement. The shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

In September 2010, shares of restricted common stock totaling 1,769,230 shares were issued to 3 accredited investors who all had a pre-existing investor relationship with the Company as part of an offering of common stock at $.65 per share that was commenced in August 2010. The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In September 2010, the Company issued 25,000 shares of common stock to a consultant.  The shares were due as part of their agreement with the Company. The consultant is an accredited investor.  The shares were issued in reliance on an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

During the quarter ended September 30, 2010, the Company issued 350,000 shares of common stock against the exercise of options with a total consideration of $186,875.

Page | 33

NETSOL TECHNOLOGIES, INC.

STOCK REPURCHASE PLAN

No purchases were made in the repurchase plan approved by the Board of Directors in July 2010 from the date of the inception of the plan through September 30, 2010. The maximum number of shares that may be purchased under the plan remains at 2,000,000.    The repurchase plan expires in January 2011.

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

Page | 34

NETSOL TECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: November 10, 2010	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer\

Date: November 10, 2010	/s/Boo-Ali Siddiqui
BOO-ALI SIDDIQUI
Chief Financial Officer

Page | 35