Form 10-K/A
period 2010-06-30
NETSOL TECHNOLOGIES INC
filed 2011-01-31
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of NetSol Technologies, Inc. (the “Company”) for the year ended June 30, 2010 (the “Original Filing”), filed on September 9, 2010, and as amended in  a Form 10-K/A filed on September 14, 2010.

Except where indicated in this amendment, this Form 10-K/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Pakistan Flood Relief. - - The devastation and long lasting effects of the recent Monsoon floods in Pakistan, the worse in 80 years, has resulted in the establishment of a fund raising effort both in Pakistan and by our employees worldwide.  The program permits our employees to pledge up to 2% of their salary, through direct salary deduction each month, to relief efforts.  NetSol has committed to matching these contributions up to the percentages stated and to commit all funds to relief and rescue agencies operating in affected areas. Most of the NetSol PK employees have signed up for this program. Senior company executives have committed as much as 10% of their salaries to this cause.  Employees in countries which provide tax benefits for charitable contributions also have the opportunity to donate through recognized tax-exempt relief agencies with company matching contributions.

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

NetSol Corporate University-- NetSol Corporate University (“NCU”) was established for developing human resources at NetSol. A need was felt to further develop and retain the talent at hand through strategic learning interventions to respond to growing competition and challenges.

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

Enhancement - Modules:    Interest Bearing Loan Module, Batch Application Module, Vertex Subscribers, Commercial Loan Module, Sales Tax on Assessments, Workflow Tracking Modules, Collections Module, Workflow Tracking Modules, Cost Per Use Module, Enhanced Payments, Batch Payments, Off Lease Billing Module, Base System, Electronic A/R (PAP/ACH), Recurring Charge Payment Schedule Module, Batch Assessments.

New Modules:    Asset Focus Module, Client Based Billing, Unused Funds Fee, Like Kind Exchange and Relationship Tree.

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

NetSol Technologies Ltd.  (“NetSol PK”)

Our off-shore development facility continues to perform strongly and has enhanced its capabilities and expanded its sales and marketing activities. The Lahore operation supports the worldwide customer base of the NFS™ suite of products and all other product offerings.  NetSol has continued to lend support to the Lahore subsidiary to further develop its quality initiatives and infrastructure. The programming and development facility in Pakistan, being the engine which drives NetSol worldwide, continues to be the major source of revenue generation.  NetSol ~~PK~~ contributed $21.40 million in revenues for the current year with a net profit of $11.14 million before adjusting the minority interest. This was accomplished primarily through export of IT services and product licensed to both the domestic and overseas markets.

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

(b) RECENT SALES OF UNREGISTERED SECURITIES

In April 2010, the Company issued 80,000 rule 144 shares to consultants are part of their compensation in exchange for their services and not for resale to the public.  The valuation was determined on the date the Agreement was signed.  These shares were issued in reliance on an exemption from registration available under section 4(2) of the Securities Act of 1933, as amended.  The consultant is a public relations company for technology companies and has been operating in the same business for a number of years and would be considered a sophisticated investor.  The consultant had direct access to NetSol’s financial and business materials and is able to assess any risks that may related to the Company’s securities.

In April 2010, the Company issued 30,000 rule 144 shares to outside board members as part of the their compensation for serving on the board of directors for the 2009-2010 term. The shares were issued in reliance on an exemption from registration available under section 4(2) of the Securities Act of 1933, as amended.  All board members have direct and continuous access to the Company’s financial and business materials and filings and are able to identify any risks that may be related to the shares.  In addition, the board members have continuous and direct contact with the senior executives of the Company and may clarify any questions that they may have surrounding the shares issued as part of the compensation.

In April 2010, the Company issued 187,500 rule 144 shares to three named executive officers as part of their executive compensation package approved by the Company’s compensation committee. The shares were issued in reliance on an exemption from registration available under section 4(2) of the Securities Act of 1933, as amended.  All of the executive employees in this transaction have direct knowledge, experience and access to the Company’s financial and business information.  The executives are all accredited investors and can bear the economic risk of the issued securities, if any.

In June 2010, the Company issued 322,788 shares as part of a conversion of Note issued in 2009 to Solomon Strategic Holdings, Ltd.  The shares underlying the note were held over six months and are exempt from registration as available under Regulation S of the Securities Act of 1933, as amended.  The investor is a sophisticated, accredited and non-US investor and otherwise qualifies under the exemption.

In June 2010, the Company issued 322,778 shares as part of a conversion of Note issued in 2009 to the Tail Wind Fund Ltd.  The shares underlying the note were held over six months and are exempt from registration as available under Regulation S of the Securities Act of 1933, as amended.  The investor is a sophisticated accredited and non-US investor, and otherwise qualifies under the exemption.

In June 2010, the Company issued 163,576 shares as part of a conversion of Note issued in 2009 to Tail Wind Advisory Management Ltd.  The shares underlying the note were held over six months and are exempt from registration as available under Regulation S of the Securities Act of 1933, as amended.  The investor is a sophisticated accredited and non-US investor, and otherwise qualifies under the exemption.

In June 2010, the Company issued 14,881 rule 144 shares to an employee as part of his compensation package.  The shares were issued in reliance on an exemption from registration available under section 4(2) of the Securities Act of 1933, as amended.  The employee has direct access to the Company’s business plans as well as all senior executives of the Company who may clarify any questions he may have surrounding any financial or business issues of the Company.  Finally, the employee is an accredited investor and can bear the economic risk of the issued securities, if any.

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

The company does impairment testing of the goodwill on an annual basis at the balance sheet date i.e., June 30th. In addition to our annual internal impairment testing, the Company retains the services of an independent valuation specialist to validate our findings.

The source of the Company’s goodwill relates to the acquisition of three companies namely NetSol PK Tech, CQ Systems, UK and McCue Systems, USA. NetSol PK Tech operates in the Asia Pacific region; CQ Systems (currently NetSol Technologies Europe Limited) operates in Europe; and McCue Systems (currently NetSol Technologies North America, Inc.) operates in the North American region. All these geographies are considered as different reporting units (segments). Goodwill arising from the acquisition of these companies has been allocated to their respective geographical segments to which they relate. While identifying reporting units/ segments, the Company takes into consideration the reports reviewed by the CEO (chief operating decision maker). As our financial reports are analyzed on this regional basis, we have defined this as segment reporting for purposes of goodwill impairment testing. Reporting unit wise detail of goodwill as of June 30, 2010 and 2009 is given below:

Reporting Units	2010	2009
Asia Pacific	$1,303,372	$1,303,372
Europe	3,471,813	3,471,813
North America	4,664,100	4,664,100
Total	$9,439,285	$9,439,285

There was no impairment of goodwill for the years ended June 30, 2010 and 2009. A number of factors are taken into consideration while calculating the fair value of the reporting units. These factors include the projected after tax earnings of the reporting unit, industry price earnings ratio and a reasonable discount rate to arrive at the actual fair value of the reporting unit.

As the fair value of all reporting units substantially exceeded the carrying values, no impairment was identified in the consolidated financial statements. The following table sets forth the percentage by which the fair value exceeds the carrying value for all reporting units as on June 30, 2010:

Reporting Units	Percentage by which fair value exceeds carrying value
Asia Pacific	92.78%
Europe	62.28%
North America	15.3%

CASH RESOURCES

We were successful in improving our cash position by the end of our fiscal year, June 30, 2010 with $4.08 million in cash worldwide. In addition, $892,009 was injected by the exercise of options and sale of equity in 2010.

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

	For the Year
	Ended June 30,
	2010		2009
		%		%
Net Revenues:
License fees	$14,157,107	38.49%	$4,786,332	18.10%
Maintenance fees	7,047,936	19.16%	6,499,419	24.57%
Services	15,574,853	42.35%	15,162,426	57.33%
Total revenues	36,779,897	100.00%	26,448,177	100.00%
Cost of revenues:
Salaries and consultants	8,164,148	22.20%	9,787,965	37.01%
Travel	843,626	2.29%	1,334,879	5.05%
Repairs and maintenance	256,997	0.70%	370,487	1.40%
Insurance	140,496	0.38%	174,761	0.66%
Depreciation and amortization	2,298,092	6.25%	2,214,211	8.37%
Other	2,163,689	5.88%	3,316,031	12.54%
Total cost of revenues	13,867,048	37.70%	17,198,334	65.03%
Gross profit	22,912,849	62.30%	9,249,843	34.97%
Operating expenses:
Selling and marketing	2,222,841	6.04%	3,115,883	11.78%
Depreciation and amortization	1,609,854	4.38%	1,973,997	7.46%
Bad debt expense	442,804	1.20%	2,393,685	9.05%
Salaries and wages	3,026,275	8.23%	3,443,390	13.02%
Professional services, including non-cash compensation	900,125	2.45%	1,215,939	4.60%
Lease abandonment charges	867,583	2.36%	-	0.00%
General and adminstrative	4,115,658	11.19%	3,590,118	13.57%
Total operating expenses	13,185,141	35.85%	15,733,012	59.49%
Income (loss) from operations	9,727,708	26.45%	(6,483,169)	-24.51%
Other income and (expenses)
Loss on sale of assets	(224,741)	-0.61%	(404,820)	-1.53%
Interest expense	(1,478,474)	-4.02%	(1,294,293)	-4.89%
Interest income	261,296	0.71%	291,030	1.10%
(Loss) gain on foreign currency exchange transactions	(66,919)	-0.18%	2,371,487	8.97%
Gain on sale of subsidiary shares	-	0.00%	351,522	1.33%
Share of net loss from equity investment	(67,494)	-0.18%	-	0.00%
Beneficial conversion feature	(1,867,787)	-5.08%	(40,277)	-0.15%
Other income (expense)	56,571	0.15%	(931,253)	-3.52%
Total other income (expenses)	(3,387,548)	-9.21%	343,396	1.30%
Net income (loss) before non-controlling interest in subsidiary and income taxes	6,340,160	17.24%	(6,139,773)	-23.21%
Income taxes	(53,943)	-0.15%	(91,132)	-0.34%
Non-controlling interest	(4,892,097)	-13.30%	(1,816,143)	-6.87%
Net income (loss) attributable to NetSol	1,394,120	3.79%	(8,047,048)	-30.43%

We note that the total consolidated net revenue for fiscal year 2010 was $36,779,897 as compared to $26,448,177 in fiscal year 2009. This represents  a 39% increase in revenue.  Maintenance fee revenue increased 8% from $6,499,419 to $7,047,936. Revenue from services, which includes consulting and implementation, increased 3% from $15,162,426 to $15,574,853.  The activity for NetSol’s new license sales for NFS™ also improved significantly. License revenue increased by 196% from $4,786,332 in 2009 to $14,157,107 in 2010. This shows reliability of customers on our flagship product "NetSol Financial Suite™".

Due to the unprecedented and worldwide recession in 2008, a majority of the deals in pipeline were either parked or delayed by the expected and existing customers due to reduction in IT budgets. This delay also resulted in low license and services revenue in the year 2009. However, beginning in fiscal year 2010, those deals along with others were converted into contracts resulting in increased license revenue. Besides this, by 2009, our flagship product "NetSol Financial Suite™" has been established as a mature product for the Asia Pacific regional market and we have seen a remarkable increase in enquires creating demand for the product in the region. After the 2008 financial meltdown, we are seeing increased demand for our product in the leasing and financial sector. During the last two years we have built a very healthy pipeline which is translating into more license sales.

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

Net income in fiscal year 2010 was $1,394,120 compared to a loss of $8,047,048 in fiscal year 2009.  During the years ended June 30, 2010 and 2009, the Company was required to pay a cash dividend to the preferred stockholders of $NIL- and $134,400.  The current fiscal year amount includes a net reduction for the minority interest in earnings of $4,892,097 compared to a reduction of $1,816,143 in the prior year for the 49.9% minority interest in NetSol Connect and NetSol Innovation, and the 42.04% minority interest in NetSol PK. The net earnings per share, basic and diluted, was $0.05 and $0.04 in 2010 compared to a net loss, basic and diluted, of $0.30 in 2009.

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

	For the Three Months
	Ended June 30,
	2010		2009
		%		%
Net Revenues:
License fees	$4,641,770	43.36%	$1,283,700	18.73%
Maintenance fees	1,720,084	16.07%	1,727,900	25.21%
Services	4,343,206	40.57%	3,841,580	56.06%
Total revenues	10,705,060	100.00%	6,853,180	100.00%
Cost of revenues:
Salaries and consultants	1,990,180	18.59%	2,135,294	31.16%
Travel	232,283	2.17%	341,589	4.98%
Repairs and maintenance	76,911	0.72%	80,051	1.17%
Insurance	27,553	0.26%	39,371	0.57%
Depreciation and amortization	647,415	6.05%	598,358	8.73%
Other	279,263	2.61%	1,107,766	16.16%
Total cost of revenues	3,253,605	30.39%	4,302,429	62.78%
Gross profit	7,451,454	69.61%	2,550,751	37.22%
Operating expenses:
Selling and marketing	550,307	5.14%	636,374	9.29%
Depreciation and amortization	267,907	2.50%	497,716	7.26%
Bad debt expense	233,200	2.18%	(26,973)	-0.39%
Salaries and wages	811,515	7.58%	745,859	10.88%
Professional services, including non-cash compensation	350,647	3.28%	338,187	4.93%
General and adminstrative	849,398	7.93%	896,667	13.08%
Total operating expenses	3,062,974	28.61%	3,087,830	45.06%
Income (loss) from operations	4,388,481		(537,079)	-7.84%
Other income and (expenses)
Loss on sale of assets	(10,221)	-0.10%	(96,564)	-1.41%
Interest expense	(314,981)	-2.94%	(327,547)	-4.78%
Interest income	27,096	0.25%	44,423	0.65%
(Loss) gain on foreign currency exchange transactions	(257,414)	-2.40%	549,733	8.02%
Gain on sale of subsidiary shares	-	0.00%	351,522	5.13%
Share of net loss from equity investment	(43,510)	-0.41%	-	0.00%
Beneficial conversion feature	(515,815)	-4.82%	(23,052)	-0.34%
Other income (expense)	(94,426)	-0.88%	21,229	0.31%
Total other income (expenses)	(1,209,271)	-11.30%	519,744	7.58%
Net income (loss) before non-controlling interest in subsidiary and income taxes	3,179,209	29.70%	(17,335)	-0.25%
Income taxes	(5,337)	-0.05%	(11,501)	-0.17%
Non-controlling interest	(1,657,004)	-15.48%	(843,904)	-12.31%
Net income (loss) attributable to NetSol	1,516,869	14.17%	(872,740)	-12.73%

Liquidity and Capital Resources

We note that the Company's cash position was $4,075,546 at June 30, 2010 compared to $4,403,762 at June 30, 2009.   Further, we note that the Company’s current assets, as of June 30, 2010, totaled $33,354,816 and were 46% of total assets, an increase of 16% from $28,792,129, an increase of 16% from $28,792,129 or  or 46% of total assets as of June 30, 2009.  As of June 30, 2010, the Company's working capital (current assets less current liabilities) totaled $13,127,033 compared to $11,398,413 as of June 30, 2009, an increase of $1,728,620. As of June 30, 2010, the Company had $12,280,331 million in accounts receivable and $9,477,278 million in revenues in excess of billings.  Net cash provided by operating activities amounted to $8,669,710 for the year ended June 30, 2010, as compared to $1,231,588 for the year ended June 30, 2009.

The increase is mainly due to an increase in both net profits of the company, accounts receivable and other current assets. The increase in the overall revenues of the company is due to the signing of new deals that have resulted in an increase in accounts receivables and other current assets, including revenues in excess of billings. The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. Payments are usually received within the due dates. The average days sales outstanding for the year ended June 30, 2010 was 122 days as compared with 157 days in fiscal year 2009. This decrease is a result of better collection efforts by the Company during the current year.

We note that net cash used in investing activities amounted to $10,216,790 for the year ended June 30, 2010, as compared to $9,434,284 for the year ended June 30, 2009. The difference is primarily a result of the capitalization of intangible assets and an increase in purchases of fixed assets. Please note that the Company had purchases of property and equipment of $2,986,495 compared to $2,093,618 for the comparable period last fiscal year.

We note that n~~N~~et cash provided by financing activities amounted to $1,708,837 and $6,571,516 for years ended June 30, 2010, and 2009, respectively.  The current fiscal year included the cash inflow of $854,509 from the sale of common stock and $71,250 from the exercising of stock options and warrants, compared to $712,770 and $563,929 in the prior year, respectively.  Additionally, the Company generated $3.5 million from the issuance of convertible notes.  As of June 30, 2010 the convertible notes payable, net of the associated beneficial conversion feature amounted to $7,083,204 out of which $3,017,096 will be payable in fiscal 2011 and the balance of $4,066,108 due in July 2011.

In the current fiscal year, the Company had $4,540,971 in proceeds from bank loans, and net capital leases payments of $4,328,700 as compared to $3,843,541 in proceeds from bank loans, and net capital leases payments of $539,497 in the comparable period last year.  The Company operates in a range of geographical regions of the world through its various subsidiaries. These subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. The Company and all of its subsidiaries are in compliance with our financial covenant arrangements. The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 200,000,000 or approximately $2,327,476 which is secured by the first of Rs. 580 million of land, building, and equipment of the Company. The Company has used only Rs. 100 million ($1,163,738 approximately) of this facility as on June 30, 2010 and the balance of Rs. 100 million is available depending upon the financial requirements of the Company.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2010. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of June 30, 2010, the Company’s internal control over financial reporting is effective based on that criteria.

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

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol.  He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer since October 2006. Mr. Ghauri is the founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the NASDAQ Dubai exchange in 2008.   Mr. Ghauri served as the Company's Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005.  As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan.   Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1981.   Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008 and 2009.  The Nominating Committee determined that Mr. Ghauri’s long term experience with the Company and his direct experience with capital markets and investment community makes him qualified to serve on our Board of Directors.

SALIM GHAURI has been with the Company since 1999 as the President and Director of the Company. Mr. Ghauri is currently the Chairman and CEO of NetSol Technologies Limited and President of the Asia Pacific Region and CEO of Global Services Group.  Mr. Ghauri was the founder of Network Solutions (Pvt.) Ltd. in 1995, Later NetSol Technologies (Pvt.) Limited.  Under his leadership, NetSol gradually built a strong team of IT professionals and infrastructure in Pakistan and became the first software house in Pakistan certified as ISO 9001 and CMMi Level 5 assessed. Under his leadership, NetSol PK has become the leading IT company and is known as an IT Icon in the region.  Mr. Ghauri received his Bachelor of Science degree in Computer Science from University of Punjab in Lahore, Pakistan. Before NetSol Technologies Ltd., Mr. Ghauri was employed with BHP in Sydney, Australia from 1987-1995, where he commenced his employment as a consultant.   Mr. Ghauri was appointed in 2007 as an Honorary Consul for Australia-Punjab Region.  The Nominating Committee determined that Mr. Ghauri’s capacity as Chief Executive of our largest subsidiary, his knowledge of our products, as well as his unique knowledge of the Asia Pacific and Pakistan markets makes him qualified to serve as a member of our Board of Directors.

NAEEM GHAURI has been a Director of the Company since 1999 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri serves as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. He is also the director of the Global Sales group. While instrumental in numerous transactions, his most significant contribution to the revenue of the Company was his role in closing the TiG NetSol Joint Venture in 2005.  Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England.   Mr. Ghauri serves on the board of NetSol Technologies Europe, Ltd., a subsidiary of the Company.  The Nominating Committee determined that Mr. Ghauri’s experience in auto finance, a significant portion of our revenues, and his experience in developing new business opportunities and relationships for the Company makes him qualified to serve on our Board of Directors.

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

EUGEN BECKERT was appointed to the Board of Directors in August 2001. A native of Germany, Mr. Beckert received his masters in Engineering and Economics from the University of Karlsruhe, Germany. Mr. Beckert was with Mercedes-Benz AG/Daimler Benz AG from 1973, working in technology and systems development. In 1992, he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. From 1996 to 2000, he acted as director of Processes and Systems (CIO) for Financial Services of DaimlerChrysler Asia Pacific Services.  During this period he was instrumental to having the LeaseSoft products of NetSol developed and introduced in several countries as a pilot customer. From 2001 to 2004, he served as Vice President in the Japanese company of DCS.  Mr. Beckert retired from DaimlerChrysler in November 2006.  Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committees.  The Nominating Committee determined that Mr. Beckert’s experience in auto finance related IT, specifically as CIO for Debis Financial Services, together with his status as an independent director under Nasdaq rules makes him qualified to serve on our Board of Directors.

SHAHID JAVED BURKI was appointed to the Board of Directors in February 2003.  Before joining the World Bank in 1974 he was a member of the Civil Service of Pakistan. He had a distinguished career with the World Bank from 1974 to 1999 where he held a number of senior positions including Chief of Policy Planning (1974-1981); Director of International Relations Department (1981-87); Director of China Department (1987-94); and Vice President of Latin America and the Caribbean Region (1994-99). Upon taking early retirement from the Bank, he took up the position of Chief Executive Officer of EMP Financial Advisors, a consulting company linked with the Washington based EMP Global, a private equity firm and worked there until 2005. He is currently Chairman the Institute of Public Policy, a think tank associated with the Beacon house National University, Lahore, Pakistan. He also spends some time each year as Senior Visiting Research Fellow at the Institute of South Asian Studies, National Singapore University. In 1996-97 he took leave of absence from the World Bank to take up the position of Finance Minister of Pakistan. Mr. Burki was educated at Government College, Lahore from where he received M.Sc. in Physics; at Oxford University as a Rhodes Scholar from where he received M.A. (Hons) in Economics; at Harvard University as a Mason Fellow from where he received M.P.A. and also studied for Ph.D. in Economics (not completed). In 1997, he received a Diploma in Advanced Management from Harvard University’s Business School.  Mr. Burki has authored several books and articles on development issues including Study of Chinese Communes (Harvard University Press, 1969); Pakistan Under Bhutto (Macmillan, 1990); Changing Perceptions, Altered Reality: Pakistan’s Economy Under Musharraf, 1999-2006 (Oxford University Press, 2007). He is currently working on a book, Changing Asia to be published later this year by Routledge, London.  Mr. Burki is a chairman of the Audit Committee and a member of the Compensation and Nominating and Corporate Governance Committees.  Mr. Burki is the Company’s Financial Expert on the Audit Committee.  The Nominating Committee believes that Mr. Burki’s vast experience as an economist and entrepreneur with specialization on the Asia Pacific markets, his status as our financial expert and, finally, his status as an independent director under Nasdaq rules makes him qualified to serve on our Board of Directors.

MARK CATON joined the board of directors in 2007.  Mr. Caton is currently President of Centela Systems, Inc. a distributor of computer peripheral solutions in the multimedia and digital electronic market segment, a position he has held since 2003. Prior to joining Centela, Mr. Caton was President of NetSol Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was employed by ePlus from 1997 to 2002 as Senior Account Representative. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NetSol from 2002-2003. Mr. Caton is a Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. Mr. Caton received his BA from UCLA in psychology in 1971.  The Nominating Committee believes that Mr. Caton’s understanding of the US IT market, his experience in human resources related issues and his status as an independent director under Nasdaq rules qualifies him to serve on our Board of Directors.

ALEXANDER SHAKOW was elected to the board on June 4, 2007.  Mr. Shakow had a distinguished career with the World Bank where he held various high level positions from 1981-2002.  Since 2002, he has been an independent consultant for various international organizations.   From 1968-1981 Mr. Shakow  held many senior positions at the United States Agency for International Development, including Assistant Administrator for Program and Policy; Director -Office of Development  Planning, Bureau for Asia; and, Director-Indonesia, Malaysia and Singapore Affairs.  Mr. Shakow was also a staff member of the United States Peace Corps from 1963-1968, including Director for Indonesia.  Mr. Shakow received his PhD from the London School of Economics and Political Science in 1962.  He earned his undergraduate degree with honors from Swarthmore College in 1958.  Mr. Shakow is listed in Who’s Who in America, Who’s Who in the World and Who’s Who in Finance and Business.  Mr. Shakow is a member of the Audit, Compensation and Nominating and Corporate Governance Committees. The Nominating Committee believes that Mr. Shakow’s extensive experience as an economist with focus on the Asia Pacific region as well as his status as an independent director under Nasdaq rules makes him qualified to serve on our Board of Directors.

CORPORATE GOVERNANCE

Corporate Governance.

Code of Ethics.

The Company adopted on July 2, 2004, as amended and restated on July 22, 2007, a Code of Ethics applicable to every officer, director and employee of the Company, including, but not limited to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Audit Committee

The Company has an audit committee whose members are the independent directors of the Company, specifically, Mr. Beckert, Mr. Burki, Mr. Caton and Mr. Shakow. Mr. Burki is the current acting chairman of the audit committee.

Audit Committee Financial Expert.

The Company has identified its audit chairperson, Mr. Shahid Javed Burki as its audit committee financial expert. Mr. Burki is an independent board member as the term is defined in the Nasdaq Listing Rules. Mr. Burki’s experience as Finance Minister of Pakistan, Chief Executive Officer of EMP Financial Advisors, his various roles at the World Bank, and his tenure as both a audit committee member and chair for the Company, provides him with an understanding of generally accepted accounting principles and financial reporting. Additionally, this experience provides an ability to assess the general application of accounting principles in connection with the accounting for estimates, accruals and reserves; experience analyzing financial statements that were comparable in the breadth and complexity of issues that can be reasonably expected to be raised by the Company’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions.

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

Base salaries are adjusted annually by the Compensation Committee. During the 2010 fiscal year, each executive officer, with the exception of the Chief Financial Officer whose tenure began in Fiscal 2009, received an upward adjustment to his or her base salary to correct for the voluntary decrease in base salary agreed to by each executive officer during the 2009 fiscal year. The Chief Financial Officer’s base salary was adjusted in the 2010 fiscal year based on his performance for the Company during his first year of service.

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies.

During our fiscal year ended 2010, none of the named executives were awarded cash bonuses.   The Compensation Committee determined to forgo the grant of cash bonuses during the fiscal year ended June 2010 because, while the Company was experiencing an easing of the effects of the recession, cash bonuses could have a negative impact on the Company’s desire to maintain cash reserves.

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

During the fiscal year ended June 30, 2010, the Company adjusted the overall compensation of the named executives to reconcile the reduction in salaries during the previous fiscal year and first half of the fiscal year ended June 30, 2010.  Equity incentives determined by the Fair Market Value of our common stock on the grant date were provided to the executives as an adjustment of their overall compensation while taking in to account the need to continue to incentivize the executive to build value in the organization. Each executive’s stock award was based on an analysis of the Compensation Committee of an appropriate overall cash compensation for each individual taking into account their position and compensation at similarly situated companies.  Each executive’s stock award was based on a desired overall compensation cash value less the base salary as approved by the Compensation Committee.

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

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)		Total ($)
Najeeb Ghauri	2010	$315,000	$-	$99,375	$94,772	$70,981	(2)	$580,128
CEO & Chairman	2009	$272,265	$-	$-	$58,290	$36,000		$366,555
Naeem Ghauri	2010	$225,000	$-	$99,375	$66,340	$27,000	(3)	$417,715
President EMEA Region	2009	$200,000	$-	$-	$40,802	$25,686		$266,488
Salim Ghauri	2010	$212,500	$-	$99,375	$66,340	$9,918	(4)	$388,133
President APAC Region	2009	$175,000	$-	$-	$40,802	$-		$215,802
Boo-Ali Siddiqui	2010	$75,000	$-	$9,000	$-	$-	(4)	$84,000
Chief Financial Officer	2009	$15,000	$-	$6,400	$-	$-		$21,400
Dan Lee	2010	$-	$-	$-	$-	$-	(4)	$-
Chief Financial Officer	2009	$58,333	$-	$13,340	$-	$4,245		$75,918
Tina Gilger	2010	$-	$-	$-	$-	$-	(4)	$-
Chief Financial Officer	2009	$70,360	$5,000	$-	$-	$-		$75,360
Patti L. W. McGlasson	2010	$122,747	$-	$7,200	$-	$23,594	(5)	$153,541
Secretary, General Counsel	2009	$124,289	$5,000	$17,200	$-	$-		$146,489

(1) The stock was awarded as compensation and sign up bonus to the officers.  Therefore, no expense was recognized in the consolidated financial statements.
(2)  Consists of $36,000 and $36,000 paid for automobile and travel allowance, $8,379 and $Nil on account of life insurance and $26,602 and $32,151 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2010 and 2009, respectively.
(3)  Consists of $24,000 and $22,790 paid for automobile and travel allowance and $3,000 and $2,896 paid for private medical insurance premiums paid by the Company for the fiscal years ended June 30, 2010 and 2009, respectively.
(4)  The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2010 and 2009, respectively.
(5)  Consists of $8,500 paid for automobile allowance and $15,094 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2010. The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2009.

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

10.28	Lease Agreement by and between NetSol Technologies, Inc. and NetSol Technologies North America, Inc. and NOP Watergate LLC dated April 3, 2008.*
10.29	Lease Amendment Number Three by and between NetSol Technologies, Inc. and Century National Properties, Inc. dated December 12, 2007. *
10.30	Rent Agreement by and between Mr. Tahir Mehmood Khan and NetSol Technologies Ltd. Dated January 21, 2008. *
10.31	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *
10.32	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010.*
10.33	Amendment to Employment Agreement by and between Company and Salim Ghauri dated effective January 1, 2010.*
10.34	Lease Amendment No. 4 by and between NetSol Technologies, Inc. and Century National Properties, Inc. dated October 7, 2009.(1)
10.35	Office Lease by and between NetSol Technologies North America, Inc. and Legacy Partners I Alameda Mariner Loop, LLC dated November 27, 2009.(1)
10.36	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010.*
10.37	Employment Agreement by and between Company and Boo-Ali Siddiqui dated effective April 1, 2010.*
21.1	A list of all subsidiaries of the Company*
23.1	Consent of Kabani & Company(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (CEO)(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed
(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: January 31, 2011	BY:	/S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: January 31, 2011	BY:	/S/ Boo-Ali Siddiqui

Boo-Ali Siddiqui
Chief Financial Officer
Principal Accounting Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 31, 2011	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: January 31, 2011	BY:	/S/BOO-ALI SIDDIQUI
Boo-Ali Siddiqui
Chief Financial Officer
Principal Accounting Officer

Date: January 31, 2011	BY:	/S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date: January 31, 2011	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: January 31, 2011	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: January 31, 2011	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: January 31, 2011	BY:	/S/ MARK CATON
Mark Caton
Director

Date: January 31, 2011	BY:	/S/ ALEXANDER SHAKOW
Alexander Shakow
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive losses, stockholders’ equity and cash flows for each of years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Los Angeles, CA
September 9, 2010

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of June 30, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,075,546	$4,403,762
Restricted Cash	5,700,000	5,000,000
Accounts receivable, net of allowance for doubtful accounts	12,280,331	11,394,844
Revenues in excess of billings	9,477,278	5,686,277
Other current assets	1,821,661	2,307,246
Total current assets	33,354,816	28,792,129
Investment under equity method	200,506	-
Property and equipment, net of accumulated depreciation	9,472,917	9,186,163
Other assets	-	204,823
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	19,002,081	13,802,607
Customer lists, net	666,575	1,344,019
Goodwill	9,439,285	9,439,285
Total intangibles	29,107,941	24,585,911
Total assets	$72,136,180	$62,769,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,890,921	$5,106,266
Due to officers	10,911	-
Current portion of loans and obligations under capitalized leases	7,285,773	6,207,830
Other payables - acquisitions	103,226	103,226
Unearned revenues	2,545,314	3,473,228
Deferred liability	47,066	-
Dividend to preferred stockholders payable	-	44,409
Convertible notes payable , current portion	3,017,096	-
Loans payable, bank	2,327,476	2,458,757
Total current liabilities	20,227,783	17,393,716
Obligations under capitalized leases, less current maturities	204,620	1,090,901
Convertible notes payable less current maturities	4,066,109	5,809,508
Long term loans; less current maturities	727,336	1,113,832
Lease abandonment liability; long term	867,583	-
Total liabilities	26,093,431	25,407,957
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized;
Nil; 1,920 issued and outstanding as of 2010 and 2009, respectively	-	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized; 37,103,396 &
30,046,987 issued and outstanding as of 2010 & 2009, respectively	37,104	30,047
Additional paid-in-capital	86,002,648	78,198,523
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(39,859,030)	(41,253,152)
Stock subscription receivable	(2,007,960)	(842,619)
Common stock to be issued	239,525	220,365
Other comprehensive loss	(8,396,086)	(6,899,397)
Non-controlling interest	10,422,557	6,383,310
Total stockholders' equity	46,042,749	37,361,069
Total liabilities and stockholders' equity	$72,136,180	$62,769,026

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive loss

As of June 30, 2010 and 2009

	For the Year
	Ended June 30,
	2010	2009
Net Revenues:
License fees	$14,157,107	$4,786,332
Maintenance fees	7,047,936	6,499,419
Services	15,574,853	15,162,426
Total revenues	36,779,897	26,448,177
Cost of revenues:
Salaries and consultants	8,164,148	9,787,965
Travel	843,626	1,334,879
Repairs and maintenance	256,997	370,487
Insurance	140,496	174,761
Depreciation and amortization	2,298,092	2,214,211
Other	2,163,689	3,316,031
Total cost of revenues	13,867,048	17,198,334
Gross profit	22,912,849	9,249,843
Operating expenses:
Selling and marketing	2,222,841	3,115,883
Depreciation and amortization	1,609,854	1,973,997
Bad debt expense	442,804	2,393,685
Salaries and wages	3,026,275	3,443,390
Professional services, including non-cash compensation	900,125	1,215,939
Lease abandonment charges	867,583	-
General and adminstrative	4,115,658	3,590,118
Total operating expenses	13,185,141	15,733,012
Income (loss) from operations	9,727,708	(6,483,169)
Other income and (expenses)
Loss on sale of assets	(224,741)	(404,820)
Interest expense	(1,478,474)	(1,294,293)
Interest income	261,296	291,030
(Loss) gain on foreign currency exchange transactions	(66,919)	2,371,487
Gain on sale of subsidiary shares	-	351,522
Share of net loss from equity investment	(67,494)	-
Beneficial conversion feature	(1,867,787)	(40,277)
Loss on extingusihment of debt	-	(1,000,000)
Other income (expense)	56,571	68,747
Total other income (expenses)	(3,387,548)	343,396
Net income (loss) before non-controlling interest in subsidiary and income taxes	6,340,160	(6,139,773)
Income taxes	(53,943)	(91,132)
Non-controlling interest	(4,892,097)	(1,816,143)
Net income (loss) attributable to NetSol	1,394,120	(8,047,048)

Other comprehensive income (loss):
Translation adjustment	(1,496,687)	(4,151,474)
Comprehensive income (loss)	$(102,567)	$(12,198,522)

Net income (loss) per share:
Basic	$0.04	$(0.30)
Diluted	$0.04	$(0.30)
Weighted average number of shares outstanding
Basic	34,516,428	26,937,500
Diluted	37,796,745	27,031,087

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

As of June 30, 2010 and 2009

									Other
							Stock		Compre-
					Additional		Sub-		hensive		Non	Total
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	Income/	Accumulated	Controling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	(Loss)	Deficit	Interest	Equity
Balance at June 30, 2008 -restated	1,920	$1,920,000	25,545,482	$25,545	$74,950,286	$(35,681)	$(600,907)	$1,048,249	$(2,747,924)	$(33,071,702)	$7,837,970	49,325,836
Excercise of common stock options			594,008	594	629,899		(181,747)	15,759				464,505
Excercise of common stock warrants			51,515	52	99,372							99,424
Common stock issued for:
Cash			2,965,000	2,965	699,840		(59,965)	69,930				712,770
Services			522,500	523	393,143			(46,849)				346,817
Payment of dividend on preferred stock			32,324	32	67,352							67,384
Common stock issued in exhange for:
Purchase of Pk Tech shares											(250,000)	(250,000)
Purchase of McCue Systems			336,158	336	866,388			(866,724)				-
Purchase of Treasury Shares						(360,327)						(360,327)
Fair market value of options issued			-	-	261,472							261,472
Finance costs of capital raised			-	-	230,769							230,769
Foreign currency translation adjusts			-	-	-				(4,151,474)		(2,272,055)	(6,423,529)
Dividend to:
preferred stock holders										(134,400)		(134,400)
non controlling interest											(748,748)	(748,748)
Net income for the year			-	-	-					(8,047,048)	1,816,143	(6,230,905)
Balance at June 30, 2009	1,920	$1,920,000	30,046,987	$30,047	$78,198,522	$(396,008)	$(842,619)	$220,365	$(6,899,399)	$(41,253,150)	$6,383,310	$37,361,070

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the years ended June 30, 2010 and 2009

									Other
							Stock		Compre-
					Additional		Sub-		hensive		Non	Total
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	Income/	Accumulated	Controling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	(Loss)	Deficit	Interest	Equity
Balance at June 30, 2009	1,920	$1,920,000	30,046,987	$30,047	$78,198,522	$(396,008)	$(842,619)	$220,365	$(6,899,399)	$(41,253,150)	$6,383,310	37,361,069
Excercise of common stock options			423,000	423	276,937		(153,750)	(52,360)				71,250
Excercise of common stock warrants												-
Common stock issued for:
Cash			2,541,929	2,542	1,933,488		(1,011,591)	(69,930)				854,509
Services			932,812	933	659,302		-	141,450				801,684
Conversion of convertible note			3,095,240	3,096	1,946,904							1,950,000
Payment of interest on convertible note			63,428	63	39,897							39,961
Fair market value of options issued					803,508							803,508
Redemption of preferred stock	(1,920)	(1,920,000)										(1,920,000)
Recognition of beneficial conversion feature					2,144,089							2,144,089
Foreign currency translation adjusts			-	-	-				(1,496,687)	-	(852,852)	(2,349,539)
Net income for the year			-	-	-					1,394,120	4,892,097	6,286,217
Balance at June 30, 2010	-	$-	37,103,396	$37,104	$86,002,648	$(396,008)	$(2,007,960)	$239,525	$(8,396,086)	$(39,859,030)	$10,422,557	$46,042,749

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Year Ended June 30, 2010 and 2009

	For the year
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,286,217	$(6,230,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,907,945	4,188,208
Provision for bad debts	442,804	2,393,685
Gain on sale of subsidiary shares in Pakistan	-	(351,522)
Loss on foreign currency exchange transaction	4,144	-
Share of net loss from investment under equity method	67,494	-
Loss on sale of assets	224,741	404,820
Stock issued for notes payable and related interest	39,960	-
Stock issued for services	801,684	346,817
Fair market value of warrants and stock options granted	803,508	261,472
Beneficial conversion feature	1,867,787	40,277
Changes in operating assets and liabilities:
Increase/ decrease in accounts receivable	(1,316,995)	(4,679,496)
Increase/ decrease in other current assets	(3,701,022)	3,740,567
Increase/ decrease in long-term assets	-	43,889
Increase/ decrease in accounts payable and accrued expenses	(758,557)	1,073,775
Net cash provided by operating activities	8,669,710	1,231,588
Cash flows from investing activities:
Purchases of property and equipment	(2,986,495)	(2,093,618)
Sales of property and equipment	641,484	65,096
Payments of acquisition payable	-	(742,989)
Investment under equity method	(268,000)	-
Increase in intangible assets	(7,603,779)	(6,662,774)
Net cash used in investing activities	(10,216,790)	(9,434,284)
Cash flows from financing activities:
Proceeds from sale of common stock	854,509	712,770
Proceeds from the exercise of stock options and warrants	71,250	563,929
Purchase of subsidary stock in Pakistan	-	(281,347)
Proceeds from sale of subsidiary stock	-	558,535
Purchase of treasury stock	-	(360,328)
Proceeds from convertible notes payable	3,500,000	6,000,000
Redemption of preferred stock	(1,920,000)	-
Restricted cash	(700,000)	(5,000,000)
Dividend Paid	(43,828)	(33,508)
Bank overdraft	(7,008)	159,551
Proceeds from bank loans	4,540,971	3,843,541
Payments on bank loans	(258,358)	947,870
Payments on capital lease obligations & loans - net	(4,328,700)	(539,497)
Net cash provided by financing activities	1,708,837	6,571,516
Effect of exchange rate changes in cash	(489,973)	(240,296)
Net increase in cash and cash equivalents	(328,216)	(1,871,477)
Cash and cash equivalents, beginning of year	4,403,762	6,275,238
Cash and cash equivalents, end of year	$4,075,546	$4,403,762

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended June 30, 2010 and 2009

	2010	2009
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,420,559	$1,243,878
Taxes	$117,808	$12,819

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of 100% of subsidiary		$866,724
Stock issued for the payment of dividends to Preferred Shareholders	$-	$67,384
Bonus stock dividend issued by subsidiary to minority holders	$-	$615,549
Stock issued for the conversion of Notes Payable	$1,950,000	$-
Purchase of property and equipment under capital lease	$98,866	$1,260,710

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

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The components of basic and diluted earnings per share as of June 30, 2010 and 2009 were as follows:

For the year ended June 30, 2010	Net Income	Shares	Per Share
Basic (loss) per share:	$1,394,120	34,516,428	$0.04
Dividend to preferred shareholders	-
Interest on Convertible Notes	-
Net income available to common shareholders
Effect of dilutive securities*
Stock options		566,857
Warrants		2,713,460
Convertible Notes		-
Diluted (loss) per share	$1,394,120	37,796,745	$0.04

For the year ended June 30, 2009	Net Loss	Shares	Per Share
Basic (loss) per share:	$(8,181,448)	26,937,500	$(0.30)
Dividend to preferred shareholders	134,400
Net income available to common shareholders
Effect of dilutive securities*
Stock options		-
Warrants		-
Convertible Preferred Shares		-
Diluted (loss) per share	$(8,047,048)	26,937,500	$(0.30)

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

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2010 and 2009:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2008 - cost	$18,992,284	$5,451,094	$24,443,378
Additions	6,050,047	352,963	6,403,010
Effect of translation adjustment	(1,880,317)	-	(1,880,317)
Accumulated amortization	(9,359,407)	(4,460,038)	(13,819,445)
Net balance - June 30, 2009	$13,802,607	$1,344,019	$15,146,626

Intangible assets - June 30, 2009 - cost	$25,042,331	$5,804,057	$30,846,388
Additions	7,652,707	-	7,652,707
Effect of translation adjustment	(2,734,235)	-	(2,734,235)
Accumulated amortization	(10,958,723)	(5,137,482)	(16,096,205)
Net balance - June 30, 2010	$19,002,080	$666,575	$19,668,655

Weighted average amortization period	7.58	5.00	7.16

Amortization expense for:
Year ended June 30, 2010	$1,716,504	$677,444	$2,393,948
Year ended June 30, 2009	$1,662,424	$741,705	$2,404,129

(A)	Product Licenses

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

NOTE 8 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill is comprised of the following amounts as of June 30, 2010 and 2009:

	2010	2009

Asia Pacific	$1,303,372	$1,303,372
Europe	3,471,813	3,471,813
North America	4,664,100	4,664,100

Total	$9,439,285	$9,439,285

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

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2010 and 2009:

	2010	2009

Accounts Payable	$1,321,212	$1,654,974
Accrued Liabilities	2,369,153	1,757,282
Accrued Payroll	158,392	8,152
Accrued Payroll Taxes	299,908	487,180
Interest Payable	602,614	985,911
Deferred Revenues	6,472	16,388
Taxes Payable	133,169	196,379
Total	$4,890,921	$5,106,266

NOTE 12 – DEBTS

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

NOTE 13 – CONVERTIBLE NOTE PAYABLE

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

NOTE 14 – INCOME TAXES

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

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $21,653,787 as of June 30, 2010. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company is currently focusing its marketing efforts on the Asia Pacific region where strategic capital investment is planned to be financed by undistributed earnings of foreign subsidiaries. The Company’s capital investment strategies include a geographical focus such that reinvestment of these earnings will occur outside of the United States, and thus not subject to respective repatriation tax implications. At this stage, it is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

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

NOTE 15 – STOCKHOLDERS’ EQUITY

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

NOTE 16 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

NOTE 18 – SEGMENT INFORMATION AND GEOGRAPHIC AREAS

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

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of our total revenues for fiscal 2010 and 2009.

	June 30, 2010		June 30, 2009
	Revenue	Long-lived Assets	Revenue	Long-lived Assets
China	$11,500,798	$45,570	$4,392,279	$54,684
Thailand	4,975,571	179,125	1,362,749	-
USA	5,805,502	6,524,366	5,396,693	8,190,837
UK	5,937,566	5,125,867	6,984,690	5,849,396
Pakistan	1,994,993	26,701,773	2,629,049	19,673,740
Australia	1,066,013	4,158	1,916,766	3,417
Other Countries	5,499,454	-	3,765,951	-
Total	$36,779,897	$38,580,858	$26,448,177	$33,772,074

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARY

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

NOTE 20 – SUBSEQUENT EVENTS

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

(continued)