Form 10-Q/A
period 2010-09-30
NETSOL TECHNOLOGIES INC
filed 2011-01-31
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐               No ☒

The issuer had 48,964,803 shares of its $.001 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of November 8, 2010.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of NetSol Technologies, Inc. (the “Company”) for the quarter ended September 30, 2010 (the “Original Filing”), filed on November 12, 2010.

Except where indicated in this amendment, this Form 10-Q/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

NETSOL TECHNOLOGIES, INC.
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Unaudited Balance Sheet as of September 30, 2010 and as of June 30, 2010	2

Comparative Unaudited Consolidated Statements of Operations
for the Three Months Ended September 30, 2010 and 2009	3

Comparative Unaudited Consolidated Statements of Cash Flow
for the Three Months Ended September 30, 2010 and 2009	4

Notes to the Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

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

Page | 2

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2010	2009
Net Revenues:
License fees	$3,477,793	$2,551,593
Maintenance fees	1,669,919	1,807,716
Services	3,255,360	3,262,764
Total revenues	8,403,071	7,622,073
Cost of revenues:
Salaries and consultants	1,986,888	2,013,753
Travel	231,612	60,200
Repairs and maintenance	57,058	67,611
Insurance	30,992	36,679
Depreciation and amortization	630,941	498,504
Other	243,138	882,338
Total cost of revenues	3,180,629	3,559,085
Gross profit	5,222,442	4,062,988
Operating expenses:
Selling and marketing	483,970	493,629
Depreciation and amortization	266,443	512,362
Bad debt expense	254,632	-
Salaries and wages	920,264	714,899
Professional services, including non-cash compensation	139,085	96,106
General and adminstrative	1,132,519	1,099,806
Total operating expenses	3,196,913	2,916,802
Income (loss) from operations	2,025,530	1,146,186
Other income and (expenses)
(Loss) gain on sale of assets	(14,794)	18
Interest expense	(315,644)	(468,615)
Interest income	84,461	117,810
Gain on foreign currency exchange transactions	1,073,894	383,825
Share of net loss from equity investment	(70,438)	-
Beneficial conversion feature	(177,411)	(297,999)
Other income (expense)	(55,554)	(31,150)
Total other income (expenses)	524,515	(296,111)
Net income (loss) before non-controlling interest in subsidiary and income taxes	2,550,045	850,075
Income taxes	(8,556)	(5,017)
Non-controlling interest	(974,508)	(1,108,975)
Net income (loss) attributable to NetSol	1,566,981	(263,917)

Other comprehensive income (loss):
Translation adjustment	(269,014)	(315,864)
Comprehensive income (loss)	$1,297,967	$(579,781)

Net income (loss) per share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)
Weighted average number of shares outstanding
Basic	39,544,096	31,636,379
Diluted	43,251,519	31,636,379

See accompanying notes to these unaudited consolidated financial statements.

Page | 3

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,541,489	$845,058
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	897,383	1,010,867
Provision for bad debts	254,632	-
Loss on foreign currency exchange transaction	-	16,429
Share of net loss from investment under equity method	70,438	-
Loss on sale of assets	14,794	-
Stock issued for notes payable and related interest	14,419	-
Stock issued for services	383,950	226,720
Fair market value of warrants and stock options granted	53,594	283,500
Beneficial conversion feature	177,411	297,999
Changes in operating assets and liabilities:
Increase/ decrease in accounts receivable	(2,708,406)	(693,290)
Increase/ decrease in other current assets	(1,453,577)	(345,240)
Increase/ decrease in accounts payable and accrued expenses	(359,946)	(949,731)
Net cash provided by operating activities	(113,820)	692,312
Cash flows from investing activities:
Purchases of property and equipment	(682,676)	(95,160)
Sales of property and equipment	4,550	-
Purchase of non-controlling interest in subsidiary	(180,000)	-
Short-term investments held for sale	(254,632)	-
Increase in intangible assets	(1,574,143)	(1,612,840)
Net cash used in investing activities	(2,686,900)	(1,708,000)
Cash flows from financing activities:
Proceeds from sale of common stock	2,021,139	158,906
Proceeds from the exercise of stock options and warrants	186,875	-
Proceeds from convertible notes payable	-	2,000,000
Redemption of preferred stock	-	(1,920,000)
Dividend Paid	-	(41,740)
Bank overdraft	90,944	86,922
Proceeds from bank loans	1,064,554	2,617,881
Payments on bank loans	(45,427)	(215,144)
Payments on capital lease obligations & loans - net	(2,365,852)	(2,043,769)
Net cash provided by financing activities	952,233	643,057
Effect of exchange rate changes in cash	(72,246)	(74,852)
Net increase in cash and cash equivalents	(1,920,733)	(447,483)
Cash and cash equivalents, beginning of year	4,075,546	4,403,762
Cash and cash equivalents, end of year	$2,154,813	$3,956,279

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

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2010 and June 30, 2010:

	As of September 30,	As of June 30
	2010	2010

Prepaid Expenses	$200,912	$237,702
Advance Income Tax	434,584	422,028
Employee Advances	57,775	57,113
Security Deposits	139,498	131,229
Tender Money Receivable	127,474	252,826
Other Receivables	508,237	535,981
Other Assets	706,392	184,782
Total	$2,174,872	$1,821,661

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at September 30, 2010 and June 30, 2010:

	As of September 30	As of June 30
	2010	2010

Office furniture and equipment	$1,053,073	$1,041,326
Computer equipment	8,079,559	8,038,033
Assets under capital leases	1,832,075	1,838,217
Building	2,289,040	2,314,080
Land	556,027	562,109
Capital work in progress	2,391,584	1,925,207
Autos	743,882	744,586
Improvements	161,906	163,365
Subtotal	17,107,143	16,626,923
Accumulated depreciation	(7,525,087)	(7,154,005)
	$9,582,056	$9,472,917

For the three months ended September 30, 2010 and 2009, depreciation expense totaled $369,565 and $372,872 respectively.  Of these amounts, $256,484 and $214,760 respectively, are reflected as part of cost of goods sold.

Page | 8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - INTANGIBLE ASSETS:

Intangible assets consist of the following at September 30, and June 30, 2010:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2009 - cost	$25,042,331	$5,804,057	$30,846,388
Additions	7,652,707	-	7,652,707
Effect of translation adjustment	(2,734,235)	-	(2,734,235)
Accumulated amortization	(10,958,723)	(5,137,482)	(16,096,205)
Net balance - June 30, 2010	$19,002,080	$666,575	$19,668,655

Intangible assets - June 30, 2010 - cost	$30,155,176	$5,804,057	$35,959,233
Additions	1,586,115	-	1,586,115
Effect of translation adjustment	(259,479)	-	(259,479)
Accumulated amortization	(11,411,164)	(5,262,947)	(16,674,111)
Net balance - September 30, 2010	$20,070,648	$541,111	$20,611,758

Weighted avergae amortization period	7.69	5.00	7.27

Amortization expense for:
Quarter ended September 30, 2010	$402,353	$125,465	$527,818
Quarter ended September 30, 2009	$446,685	$191,309	$637,994

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

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of September 30, 2010 and June 30, 2010 was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest September 30, 2010

NetSol PK	42.04%	$9,321,718
NetSol-Innovation	49.90%	1,397,090

Total		$10,718,808

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest June 30, 2010

NetSol PK	42.04%	$9,133,392
NetSol-Innovation	49.90%	1,291,057
Connect	49.90%	(1,891)

Total		$10,422,557

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

Page | 29

NETSOL TECHNOLOGIES, INC.

	For the Three Months
	Ended September 30,
	2010	%	2009	%
Net Revenues:
License fees	$3,477,793	41.39%	$2,551,593	33.48%
Maintenance fees	1,669,919	19.87%	1,807,716	23.72%
Services	3,255,360	38.74%	3,262,764	42.81%
Total revenues	8,403,071	100.00%	7,622,073	100.00%
Cost of revenues:				0.00%
Salaries and consultants	1,986,888	23.64%	2,013,753	26.42%
Travel	231,612	2.76%	60,200	0.79%
Repairs and maintenance	57,058	0.68%	67,611	0.89%
Insurance	30,992	0.37%	36,679	0.48%
Depreciation and amortization	630,941	7.51%	498,504	6.54%
Other	243,138	2.89%	882,338	11.58%
Total cost of revenues	3,180,629	37.85%	3,559,085	46.69%
Gross profit	5,222,442	62.15%	4,062,988	53.31%
Operating expenses:		0.00%		0.00%
Selling and marketing	483,970	5.76%	493,629	6.48%
Depreciation and amortization	266,443	3.17%	512,362	6.72%
Bad debt expense	254,632	3.03%	-	0.00%
Salaries and wages	920,264	10.95%	714,899	9.38%
Professional services, including non-cash compensation	139,085	1.66%	96,106	1.26%
General and adminstrative	1,132,519	13.48%	1,099,806	14.43%
Total operating expenses	3,196,913	38.04%	2,916,802	38.27%
Income from operations	2,025,530	24.10%	1,146,186	15.04%
Other income and (expenses)		0.00%		0.00%
(Loss) gain on sale of assets	(14,794)	-0.18%	18	0.00%
Interest expense	(315,644)	-3.76%	(468,615)	-6.15%
Interest income	84,461	1.01%	117,810	1.55%
Gain on foreign currency exchange transactions	1,073,894	12.78%	383,825	5.04%
Share of net loss from equity investment	(70,438)	-0.84%	-	0.00%
Beneficial conversion feature	(177,411)	-2.11%	(297,999)	-3.91%
Other income (expense)	(55,554)	-0.66%	(31,150)	-0.41%
Total other income (expenses)	524,515	6.24%	(296,111)	-3.88%
Net income before non-controlling interest in subsidiary and income taxes	2,550,045	30.35%	850,075	11.15%
Income taxes	(8,556)	-0.10%	(5,017)	-0.07%
Non-controlling interest	(974,508)	-11.60%	(1,108,975)	-14.55%
Net income (loss) attributable to NetSol	1,566,981	18.65%	(263,917)	-3.46%

Net revenues for the quarter ended September 30, 2010 were $8,403,071 as compared to $7,622,073 for the quarter ended September 30, 2009.   This reflects an increase of $780,999 or 10.25% in the current quarter as compared to the quarter ended September 30, 2009.  Revenue from services, which includes consulting and implementation, slightly decreased from $3,262,764 to $3,255,360.  License revenues grew by $926,200 over the comparable quarter in fiscal 2009. The increase in license revenue is mainly attributable to the maturity of our flagship product NetSol Financial Suite™ and the confidence of our customer in the services provided by us. More new contracts were won by the company in the first quarter of fiscal year 2011 as compared to the corresponding quarter of last year.

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

Page | 31

NETSOL TECHNOLOGIES, INC.

Net cash provided by financing activities amounted to $952,233 and $643,057 for the quarters ended September 30, 2010, and 2009, respectively. The Company sold $2,021,139 as compared to $158,906 of common stock. The quarter ended September 30, 2010 included the cash inflow of $186,875 from the exercising of stock options and warrants compared to $ Nil in quarter ended September 30, 2009. In the current fiscal period, the Company had net payments on account of bank loans, loans and capital leases of $1,255,781as compared to net proceeds of $445,891 in the comparable period last year. The Company is operating in varying geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. The company and all its subsidiaries are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 200 million or approximately $2,327,476 which is secured by the first of Rs. 580 million over the land, building and equipment of the company. The Company has used only Rs. 100 million ($1,163,738 approximately) as on September 30, 2010 and the balance of Rs. 100 million could be utilized depending upon the financial requirements of the company. The Company anticipates to pay back all these obligations on their respective due dates from its own sources.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2010-2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Page | 32

NETSOL TECHNOLOGIES, INC.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2010, the Company issued a total of 210,000 shares of restricted common stock to executive employees as part of their compensation agreements.  These share issuances were further reported on the employees annual form 5 filings. These shares were issued in reliance on an exemption from registration available under section 4(2) of the Securities Act of 1933, as amended.  All of the executive employees in this transaction have direct knowledge, experience, and access to the Company’s financial and business information.  Finally, the executives are all accredited investors and can bear the economic risk of the issued securities, if any.

In July 2010, one of the holders of our $2 million convertible note converted $1,646,400 worth of principal and interest there on from the note into a total of 2,613,333 shares of common stock.  This transaction was originally reported in an 8-K at the time of the issuance of the Note in July 2008.  The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The investor is sophisticated, accredited and non-US investor and otherwise qualifies under the exemption.

In July 2010, the four independent directors were issued a total of 30,000 shares as compensation for their service on the board of directors for the quarter ended June 30, 2010.  These shares are issued as part of the Company’s 2008 Equity Incentive Plan.   These share issuances were reported in the holders’ annual Form 5 filing.  These shares were issued in reliance on exemptions from registration under section 4(2) of the Securities Act of 1933, as amended.   All board members have direct and continuous access to the Company’s financial and business materials and filings and are able to identify any risks that may be related with the shares.  In addition, the board members have continuous and direct contact with the senior executives of the Company who may clarify any questions that they may have surrounding the shares.  All of the independent directors are accredited investors and can bear the economic risk of loss, if any.

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

In September 2010, holders of warrants were issued a total of 466,571 shares of common stock as a result of the exercise of warrants issued in June and October 2007. This transaction was initially reported at the time of the acquisition of the shares of common stock and associated warrants in 2007.  The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.    The investor is a sophisticated, accredited and non-US investor and otherwise qualifies under the exemption.

In September 2010, an employee of the Company was issued 15,432 shares of restricted common stock which was required to be issued according to the terms of his employment agreement. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  The executive employee in this transaction has direct knowledge, experience and access to the Company’s financial and business information.  Finally, the executive employee is an accredited investor and can bear the economic risk of the issued securities, if any.

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

Page | 33

NETSOL TECHNOLOGIES, INC.

In September 2010, the Company issued 25,000 shares of common stock to a consultant.  The shares were due as part of their agreement with the Company. The consultant is an accredited investor.  The shares were issued in reliance on an exemption from registration under section 4(2) of the Securities Act of 1933, as amended.  The consultant is a public relations company for technology companies and has been operating in the same business for a number of years and would be considered a sophisticated investor.  The consultant has direct access to NetSol’s financial and business materials and is able to assess and weather any economic risk that may relate to the Company’s securities.

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

NETSOL TECHNOLOGIES, INC.

Date: January 31, 2011	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer

Date: January 31, 2011	/s/Boo-Ali Siddiqui
BOO-ALI SIDDIQUI
Chief Financial Officer
Principal Accounting Officer

Page | 35