Form 10-Q
period 2010-12-31
NETSOL TECHNOLOGIES INC
filed 2011-02-11
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

The issuer had 51,083,285 shares of its $.001 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of February 8, 2011.

NETSOL TECHNOLOGIES, INC.
INDEX

Page | 1

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of December 31,	As of June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,856,152	$4,075,546
Restricted Cash	5,700,000	5,700,000
Accounts receivable, net of allowance for doubtful accounts	15,059,935	12,280,331
Revenues in excess of billings	11,001,000	9,477,278
Other current assets	1,762,098	1,821,661
Total current assets	39,379,185	33,354,816
Investment under equity method	58,269	200,506
Property and equipment, net of accumulated depreciation	10,950,969	9,472,917
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	21,320,814	19,002,081
Customer lists, net	415,645	666,575
Goodwill	9,439,285	9,439,285
Total intangibles	31,175,745	29,107,941
Total assets	$81,564,168	$72,136,180

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,752,181	$4,890,921
Due to officers	-	10,911
Current portion of loans and obligations under capitalized leases	6,509,412	7,285,773
Other payables - acquisitions	103,226	103,226
Unearned revenues	3,616,186	2,545,314
Deferred liability	32,066	47,066
Convertible notes payable , current portion	4,087,109	3,017,096
Loans payable, bank	2,321,047	2,327,476
Common stock to be issued	263,825	239,525
Total current liabilities	21,685,053	20,467,308
Obligations under capitalized leases, less current maturities	483,221	204,620
Convertible notes payable less current maturities	-	4,066,109
Long term loans; less current maturities	580,262	727,336
Lease abandonment liability; long term	867,583	867,583
Total liabilities	23,616,118	26,332,956
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 95,000,000 shares authorized; 49,685,342 & 37,103,396 issued and outstanding	49,686	37,104
Additional paid-in-capital	93,244,355	86,002,648
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(36,356,313)	(39,859,030)
Stock subscription receivable	(2,105,960)	(2,007,960)
Other comprehensive loss	(7,880,946)	(8,396,086)
Non-controlling interest	11,393,236	10,422,557
Total stockholders' equity	57,948,049	45,803,224
Total liabilities and stockholders' equity	$81,564,168	$72,136,180

See accompanying notes to these unaudited consolidated financial statements.

Page | 2

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Net Revenues:
License fees	$3,129,063	$3,318,936	$6,606,856	$5,870,529
Maintenance fees	2,023,509	1,780,336	3,693,428	3,588,053
Services	5,272,675	4,420,535	8,528,035	7,683,299
Total revenues	10,425,247	9,519,808	18,828,319	17,141,881
Cost of revenues:
Salaries and consultants	2,127,280	2,005,845	4,114,168	4,019,598
Travel	238,776	329,007	470,388	389,207
Repairs and maintenance	71,459	69,112	128,517	136,723
Insurance	31,087	36,030	62,079	72,709
Depreciation and amortization	679,284	573,268	1,310,225	1,071,772
Other	348,859	585,157	591,997	1,467,495
Total cost of revenues	3,496,745	3,598,418	6,677,374	7,157,503
Gross profit	6,928,503	5,921,390	12,150,945	9,984,378
Operating expenses:
Selling and marketing	1,002,877	526,751	1,486,847	1,020,381
Depreciation and amortization	267,861	418,023	534,303	930,384
Bad debt expense	(353)	212,840	254,279	212,840
Salaries and wages	736,898	743,970	1,657,162	1,468,665
Professional services, including non-cash compensation	151,276	210,795	290,361	306,901
Lease abandonment charges	-	1,076,347	-	1,076,347
General and adminstrative	873,569	1,042,172	2,006,088	2,132,183
Total operating expenses	3,032,128	4,230,898	6,229,041	7,147,701
Income (loss) from operations	3,896,375	1,690,492	5,921,904	2,836,677
Other income and (expenses)
Loss on sale of assets	(792)	(89,119)	(15,586)	(89,101)
Interest expense	(291,475)	(372,273)	(607,119)	(840,887)
Interest income	9,958	33,752	94,419	151,562
Gain (loss) on foreign currency exchange transactions	(400,658)	(3,247)	673,236	380,577
Share of net loss from equity investment	(71,799)	-	(142,236)	-
Beneficial conversion feature	(118,163)	(595,215)	(295,574)	(893,214)
Other income (expense)	(1,748)	(50,825)	(57,301)	(81,975)
Total other income (expenses)	(874,677)	(1,076,927)	(350,162)	(1,373,038)
Net income before non-controlling interest in subsidiary and income taxes	3,021,698	613,565	5,571,742	1,463,639
Income taxes	(3,168)	(32,526)	(11,724)	(37,543)
Net income after income tax but before non-controlling interest in subsidiary	3,018,530	581,039	5,560,018	1,426,096
Non-controlling interest	(1,082,792)	(1,028,917)	(2,057,301)	(2,137,892)
Net income (loss) attibutable to NetSol	1,935,737	(447,878)	3,502,718	(711,796)

Other comprehensive income (loss):
Translation adjustment	784,153	(538,141)	515,139	(854,005)
Comprehensive income (loss)	$2,719,890	$(986,019)	$4,017,857	$(1,565,801)

Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.08	$(0.02)
Diluted	$0.04	$(0.01)	$0.08	$(0.02)
Weighted average number of shares outstanding
Basic	48,366,323	34,447,142	43,955,210	33,041,760
Diluted	51,058,140	34,447,142	46,647,027	33,041,760

See accompanying notes to these unaudited consolidated financial statements.

Page | 3

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$5,560,018	$1,426,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,844,528	2,002,157
Provision for bad debts	254,279	212,840
Loss on foreign currency exchange transaction	-	19,582
Share of net loss from investment under equity method	142,236	-
Loss on sale of assets	15,586	89,101
Stock issued for notes payable and related interest	35,808	27,825
Stock issued for services	577,943	300,329
Fair market value of warrants and stock options granted	175,341	651,018
Beneficial conversion feature	295,574	893,214
Changes in operating assets and liabilities:
Increase/ decrease in accounts receivable	(1,863,668)	237,431
Increase/ decrease in other current assets	(1,377,332)	(1,632,327)
Increase/ decrease in accounts payable and accrued expenses	(353,493)	147,556
Net cash provided by operating activities	5,306,822	4,374,821
Cash flows from investing activities:
Addition to property and equipment	(2,450,222)	(1,085,787)
Disposal of property and equipment	19,988	227,773
Purchase of non-controlling interest in subsidiary	(180,000)	-
Short-term investments held for sale	(256,706)	-
Increase in intangible assets	(3,127,234)	(3,118,094)
Net cash used in investing activities	(5,994,175)	(3,976,108)
Cash flows from financing activities:
Proceeds from sale of common stock	2,566,750	514,539
Proceeds from the exercise of stock options and warrants	667,300	33,750
Proceeds from convertible notes payable	-	2,000,000
Redemption of preferred stock	-	(1,920,000)
Dividend Paid	-	(44,090)
Bank overdraft	(156,849)	(221,382)
Proceeds from bank loans	2,588,773	2,727,657
Payments on bank loans	(44,455)	(352,887)
Payments on capital lease obligations & loans - net	(3,035,240)	(2,183,189)
Net cash provided by financing activities	2,586,278	554,399
Effect of exchange rate changes in cash	(118,318)	(145,201)
Net increase in cash and cash equivalents	1,780,607	807,911
Cash and cash equivalents, beginning of period	4,075,546	4,403,762
Cash and cash equivalents, end of period	$5,856,152	$5,211,674

See accompanying notes to the unaudited consolidated financial statements.

Page | 4

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$597,347	$357,400
Taxes	$1,729	$95,111

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the conversion of Notes Payable	$1,900,598	$1,200,000
Purchase of property and equipment under capital lease	$-	$101,376

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

The components of basic and diluted earnings per share for the six months ended December 31, 2010 and 2009 were as follows:

For the period ended December 31, 2010	Net Income	Shares	Per Share
Basic income per share:	$3,502,718	43,955,210	$0.08
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities*
Stock options		1,271,378
Warrants		1,420,439
Convertible Note -1		-
Diluted (loss) per share	$3,502,718	46,647,027	$0.08

For the period ended December 31, 2009	Net Loss	Shares	Per Share
Basic (loss) per share:	$(711,796)	33,041,760	$(0.02)
Dividend to preferred shareholders	-		$-
Net income available to common shareholders
Effect of dilutive securities*
Stock options		-
Warrants		-
Convertible Note		-
Diluted (loss) per share	$(711,796)	33,041,760	$(0.02)

* As there is a loss, these securities are anti-dilutive. The basic and diluted loss per share is the same for the six months ended December 31, 2009.

1        During the period ended December 31, 2010, convertible notes payable were not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive.

Page | 7

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY:

The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht and Abraxas uses the Australian dollar as the functional currencies.  NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $7,880,946 and $8,396,086 as of December 31, 2010 and June 30, 2010 respectively. During the six months ended December 31, 2010 and 2009, comprehensive loss in the consolidated statements of operations included translation gain of $515,139 and loss of $854,005 respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2010 and June 30, 2010:

	As of December 31	As of June 30
	2010	2010

Prepaid Expenses	$147,310	$237,702
Advance Income Tax	507,078	422,028
Employee Advances	47,662	57,113
Security Deposits	172,311	131,229
Tender Money Receivable	141,873	252,826
Other Receivables	566,838	535,981
Other Assets	179,026	184,782
Total	$1,762,098	$1,821,661

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31, 2010 and June 30, 2010:

	As of December 31	As of June 30
	2010	2010

Office furniture and equipment	$1,053,258	$1,041,326
Computer equipment	8,450,059	8,038,033
Assets under capital leases	1,959,954	1,838,217
Building	2,307,688	2,314,080
Land	560,557	562,109
Capital work in progress	3,561,367	1,925,207
Autos	834,343	744,586
Improvements	162,993	163,365
Subtotal	18,890,219	16,626,923
Accumulated depreciation	(7,939,250)	(7,154,005)
	$10,950,969	$9,472,917

For the six months ended December 31, 2010 and 2009, depreciation expense totaled $765,004 and $742,864 respectively. Of these amounts, $537,424 and $520,981 respectively, are reflected as part of cost of goods sold.

Page | 8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - INTANGIBLE ASSETS:

Intangible assets consist of the following at December 31, 2010 and June 30, 2010:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2009 – cost	$25,042,331	$5,804,057	$30,846,388
Additions	7,652,707	-	7,652,707
Effect of translation adjustment	(2,734,235)	-	(2,734,235)
Accumulated amortization	(10,958,723)	(5,137,482)	(16,096,205)
Net balance - June 30, 2010	$19,002,080	$666,575	$19,668,655

Intangible assets - December 31, 2010 - cost	$29,960,803	$5,804,057	$35,764,860
Additions	3,151,774	-	3,151,774
Effect of translation adjustment	21,251	-	21,251
Accumulated amortization	(11,813,014)	(5,388,412)	(17,201,426)
Net balance - December 31, 2010	$21,320,814	$415,645	$21,736,459

Weighted average amortization period	7.80	5.00	7.39

Amortization expense for:
Six months ended December 31, 2010	$828,578	$250,930	$1,079,508
Six months ended December 31, 2009	$876,674	$382,618	$1,259,292

(A) Product Licenses

Product licenses include original license issue, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses included unamortized software development and enhancement costs of $14,557,253.

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

(C) Amortization

Software development amortization expense was $772,784 and $550,796 for the periods ended December 31, 2010 and December 31, 2009, respectively, and is recorded in cost of revenues.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	Thereafter	TOTAL
Product Licences	$1,404,700	$1,053,660	$904,260	$667,208	$667,208	$16,623,777	$21,320,814
Customer Lists	286,226	70,592	58,827	-	-	-	415,645

	$1,690,926	$1,124,252	$963,087	$667,208	$667,208	$16,623,777	$21,736,459

Page | 9

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill is comprised of the following amounts as of December 31, 2010 and June 30, 2010:

	As of December 31,	As of June 30,
	2010	2010
Asia Pasific	$1,303,372	$1,303,372
Europe	3,471,813	3,471,813
North America	4,664,100	4,664,100

Total	$9,439,285	$9,439,285

There was no impairment of the goodwill for the periods ended December 31, 2010 and June 30, 2010.

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

The Company's investment in equity for the period ended December 31, 2010 is as follows:

Initial investment in Atheeb at cost	$268,000
Net loss for the period	(134,719)
NetSol's share (50.1%)	(67,494)

Net book value at June 30, 2010	$200,506

Net loss for the half year ended December 31, 2010	(283,905)
NetSol's share (50.1%)	(142,236)

Net book value at December 31, 2010	$58,269

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2010 and June 30, 2010:

	As of December 31	As of June 30
	2010	2010

Accounts Payable	$1,064,280	$1,321,212
Accrued Liabilities	2,449,327	2,369,153
Accrued Payroll	182,576	158,392
Accrued Payroll Taxes	287,554	299,908
Interest Payable	627,419	602,614
Deferred Revenues	2,351	6,472
Taxes Payable	138,675	133,169
Total	$4,752,181	$4,890,921

Page | 10

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - DEBTS

(A) LOANS AND LEASES PAYABLE

Notes payable consist of the following at December 31, 2010 and June 30, 2010:

	As of December 31	Current	Long-Term
Name	2010	Maturities	Maturities

Habib Bank Line of Credit	$5,363,131	$5,363,131	$-
Bank Overdraft Facility	51,243	51,243	-
Term Finance Facility	1,015,458	435,196	580,262
Subsidiary Capital Leases	1,143,063	659,842	483,221
Lease abandonment liability	867,583	-	867,583
	$8,440,478	$6,509,412	$1,931,066

	As of June 30	Current	Long-Term
Name	2010	Maturities	Maturities

D&O Insurance	$12,122	$12,122	$-
E&O Insurance	7,046	7,046	-
Habib Bank Line of Credit	5,677,533	5,677,533	-
Bank Overdraft Facility	202,712	202,712	-
HSBC Loan	43,306	43,306	-
Term Finance Facility	1,163,738	436,402	727,336
Subsidiary Capital Leases	1,111,271	906,651	204,620
	867,583	-	867,583
	$9,085,311	$7,285,773	$1,799,538

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.49% as of December 31, 2010 and June 30, 2010. Interest paid during the quarter-ended December 31, 2010 and 2009 was nominal.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 2% and 3.23% as of December 31, 2010 and June 30, 2010, respectively. Interest paid during the six months ended December 31, 2010 and 2009 was $64,718 and $92,733, respectively.

During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000. The annual interest rate is 3.25% over the bank’s sterling base rate, which was 5.00% as of December 31, 2010 and June 30, 2010, respectively.

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $773,550 was converted into a loan payable with a maturity of three years. The interest rate is 7.5% with monthly payments of £14,436 or approximately $22,334. The Parent has guaranteed payment of the loan in the event the subsidiary should default. Interest paid during the quarter ended December 31, 2010 and 2009 was $216 and $10,592, respectively. As of December 31, 2010, this loan was paid off in full.

The Company’s subsidiary, NetSol PK, entered into a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 100,000,000 or approximately $1,163,738 (secured by the first of Rs. 580 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As on June 30, 2010, the subsidiary had used Rs. 100,000,000 or approximately $1,163,738 of which $727,336 was shown as long term liabilities and the remainder of $436,402 as current maturity. As of the six months  ended December 31, 2010, the Company paid back the first installment of Rs. 12,500,000 reducing the outstanding principal amount to  Rs. 87,500,000 or approximately $1,015,458 of which $580,262 is shown as long term liabilities and the remainder of $435,196 as current maturity.

Page | 11

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the six months ended December 31, 2010 and 2009.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2010 and June 30, 2010:

	As of December 31	As of June 30
	2010	2010
Minimum Lease Payments
Due FYE 12/31/11	$693,496	$941,406
Due FYE 12/31/12	235,423	189,155
Due FYE 12/31/13	165,361	27,481
Due FYE 12/31/14	100,990	-
Total Minimum Lease Payments	1,195,270	1,158,042
Interest Expense relating to future periods	(52,208)	(46,771)
Present Value of minimum lease payments	1,143,063	1,111,271
Less: Current portion	(659,842)	(906,651)
Non-Current portion	$483,221	$204,620

Following is a summary of fixed assets held under capital leases as of December 31, 2010 and June 30, 2010:

	As of December 31	As of June 30
	2010	2010
Computer Equipment and Software	$584,255	$473,033
Furniture and Fixtures	830,575	830,942
Vehicles	242,909	232,026
Building Equipment	302,216	302,216

Total	1,959,954	1,838,217
Less: Accumulated Depreciation	(788,900)	(621,567)
Net	$1,171,054	$1,216,650

In 2008, the Company’s subsidiary, NTNA, had acquired an office space in Emeryville on a long term lease. However, due to the unprecedented recession experienced in 2009, the company decided to vacate the office space and terminate the lease in October 2009. The Company recorded a lease abandonment charge of $1,076,347 in the quarter-ended December 31, 2009. However, the office space was leased by another company during the quarter-ended March 31, 2010 and the lease abandonment charge was reduced by $208,764 to $867,583 as of December 31, 2010 and June 30, 2010. The liability as of December 31, 2010 and June 30, 2010 was determined using fair value level 2 methodology and assumptions.

Page | 12

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B) LOANS PAYABLE- BANK

The Company’s subsidiary, NetSol PK, has a loan with a bank, secured by the company’s assets. This loan consists of the following as of December 31, 2010 and June 30, 2010:

For the period ended December 31, 2010:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	10.00%	$2,321,047

Total			$2,321,047

For the year ended June 30, 2010:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	9.00%	$2,327,476

Total			$2,327,476

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

As of the period-ended December 31, 2010 and June 30, 2010, the remaining cash due of $103,226 is shown as “Other Payable – Acquisition” and the remaining stock to be issued of 46,704 shares at an average price of $1.89 is shown in “Shares to be issued” in the accompanying consolidated financial statements. Amounts payable represent the remaining McCue shareholders that have not been located as of the date of this report.

(D) DUE TO OFFICERS

The officers of the Company, from time to time, loan funds to the Company. The balance due to officers as of December 31, 2010 and June 30, 2010 was Nil and $10,911 respectively.

Page | 13

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE

The net outstanding balance of convertible notes as of December 31, 2010 and June 30, 2010 is as follows:

Issue Date	Balance net of BCF @ 12/31/10	Current Portion	Long Term	Maturity Date

Jul-08	2,587,109	2,587,109	-	Jul-11
Mar-10	1,500,000	1,500,000	-	Mar-11

Total	4,087,109	4,087,109	-

Issue Date	Balance net of BCF @ 6/30/10	Current Portion	Long Term	Maturity Date

Jul-08	4,066,108		4,066,108	Jul-11
Aug-09	1,517,096	1,517,096		Aug-10
Mar-10	1,500,000	1,500,000		Mar-11

Total	7,083,204	3,017,096	4,066,108

For the periods ended December 31, 2010 and 2009, the interest expense on convertible notes was $355,828 and $413,083, respectively.

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

During the six months ended December 31, 2010, Holders of the 2008 Note further elected to convert the principal and interest due thereon into a total of 2,744,042 shares of common stock. These conversions reduced the principal of the 2008 Note to $2,758,330.

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

Page | 14

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 - STOCKHOLDERS’ EQUITY:

(A) TREASURY STOCK

On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion. During the year ended June 30, 2008, the Company had repurchased a total of 13,600 shares on the open market valued at $25,486. The balance as of June 30, 2008 was $35,681. In September 2008, the stock repurchase plan was extended an additional 6 months. During the year ended June 30, 2009, the Company purchased an additional 208,900 shares on the open market valued at $360,328. The balance as of December 31, 2010 and June 30, 2010 was $396,008. The stock repurchase plan expired on March 24, 2009.

On July 27, 2010, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 2,000,000 of its shares of common stock over the following 6 months.  The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The Company did not repurchase any shares of common stock during the six months ended December 31, 2010. The stock repurchase plan expired on January 27, 2011.

(B) SHARES ISSUED FOR SERVICES TO RELATED PARTIES

During the six months period ended December 31, 2010, and year ended June 30, 2010, the Company issued a total of 420,000 and 187,500 shares of restricted common stock for services rendered by the officers of the company. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $476,700 and 163,125, as of December 31, 2010 and June 30, 2010, respectively.

During the six months period ended December 31, 2010, and year ended June 30, 2010, the Company issued a total of 60,000 and 90,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $66,600 and $78,900, as of December 31, 2010 and June 30, 2010, respectively.

During the six months period ended December 31, 2010 and year ended June 30, 2010, the Company issued a total of 32,699 and 139,881 shares of its common stock to employees as required according to the terms of their employment agreements valued at $33,300 and $130,500, respectively.

(C) SHARE-BASED PAYMENT TRANSACTIONS

During the period ended December 31, 2010, and year ended June 30, 2010, the Company issued a total of 337,857 and 501,931 shares of its common stock for provision of services to unrelated consultants valued at $152,543 and $275,019, respectively.

Page | 15

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following as of December 31, 2010:

OPTIONS:		Exercise	Aggregated
	# shares	Price	Intrinsic Value

Outstanding and exercisable, June 30, 2009	7,706,917	$0.30 to $5.00	$-
Granted	300,000	$0.75
Exercised	(300,000)	$0.75
Expired	-
Outstanding and exercisable, June 30, 2010	7,706,917	$0.30 to $5.00	$146,047
Granted	1,021,000	$0.65 to $1.25
Exercised	(636,000)	$0.65 to $1.25
Expired	-
Outstanding and exercisable, December 31, 2010	8,091,917	$0.30 to $5.00	$2,427,620

WARRANTS:
Outstanding and exercisable, June 30, 2009	1,777,617	$1.65 to $3.70	$-
Granted	3,274,682	$0.31
Exercised	-
Expired	(288,980)	3.3
Outstanding and exercisable, June 30, 2010	4,763,319	$0.31 to $3.70	$1,698,387
Granted
Exercised	(2,253,226)	$0.31
Expired
Outstanding and exercisable, December 31, 2010	2,510,093	$0.31 to $3.70	$2,775,290

The average life remaining on the options and warrants as of December 31, 2010 is as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:

$0.01 - $0.99	2,191,000	6.67	0.65
$1.00 - $1.99	2,045,917	4.59	1.88
$2.00 - $2.99	3,055,000	4.30	2.69
$3.00 - $5.00	800,000	3.32	4.24

Totals	8,091,917	4.91	2.08

WARRANTS:
$0.31 - $1.99	2,497,593	3.53	0.71
$3.00 - $5.00	12,500	0.77	3.70

Totals	2,510,093	3.51	0.72

All options and warrants granted are vested and are exercisable as of December 31, 2010, except 375,000 options which will vest in the next two quarters.

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

During the quarter ended September 30, 2010, the Company granted 750,000 options to five employees with an exercise price of $0.65 per share and an expiration date of 1 Year, vesting quarterly. Using the Black-Scholes method to value the options, the Company recorded $52,210 per quarter in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	2.01%
Expected life	1 year
Expected volatility	90%

During the quarter ended September 30, 2010, the Company granted 10,000 options to one employee with an exercise price of $0.65 per share and an expiration date of 1 Year, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $2,785 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	2.01%
Expected life	1 year
Expected volatility	90%

During the quarter ended September 30, 2010, the Company granted 242,000 options to seven employees with an exercise price of $0.65 per share and an expiration date of 4 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $43,441 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.81%
Expected life	4 months
Expected volatility	90%

Page | 17

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the quarter ended December 31, 2010, the Company granted 15,000 options to one employee with an exercise price of $0.65 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $11,717 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.65%
Expected life	1 month
Expected volatility	99%

During the quarter ended December 31, 2010, the Company granted 4,000 options to one employee with an exercise price of $1.25 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $1,040 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	1.65%
Expected life	1 month
Expected volatility	99%

WARRANTS

During the year ended June 30, 2010, the Company amended the terms of warrant agreements associated with common stock issued in October, 2007. Pursuant to the terms of the amendment, the exercise price was reduced to $0.31 from $0.63, resulting in a corresponding increase in the number of shares of common stock underlying the warrants by 3,274,682. The above holders exercised 1,000,000 warrants and  1,253,226 warrants through a cashless exercise, resulting in  998,401 shares issued.

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

Page | 18

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PERFORMANCE AWARDS

Under the 2008 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2008 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of December 31, 2010, 864,500 shares have been issued under this plan.

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

	2010	2009
Revenues from unaffiliated customers:
North America	$2,231,691	$3,192,642
Europe	4,576,771	3,371,716
Asia - Pacific	12,019,857	10,577,523
Consolidated	$18,828,319	$17,141,881

Operating income (loss):
Corporate headquarters	$(1,902,704)	$(2,395,926)
North America	324,948	(538,810)
Europe	2,394,818	1,047,738
Asia - Pacific	5,104,842	4,723,675
Consolidated	$5,921,904	$2,836,677

Net income (loss) after taxes and before minority interest:
Corporate headquarters	$(2,699,654)	$(3,816,443)
North America	310,018	(584,832)
Europe	2,332,303	1,001,041
Asia - Pacific	5,617,352	4,826,330
Consolidated	$5,560,018	$1,426,096

Identifiable assets:
Corporate headquarters	$16,839,002	$17,135,602
North America	2,620,231	2,887,026
Europe	6,003,011	4,194,899
Asia - Pacific	56,101,924	42,001,111
Consolidated	$81,564,168	$66,218,638

Depreciation and amortization:
Corporate headquarters	$307,171	$709,833
North America	264,698	270,742
Europe	356,337	301,025
Asia - Pacific	916,323	720,556
Consolidated	$1,844,528	$2,002,156

Capital expenditures:
Corporate headquarters	$-	$-
North America	40,310	10,712
Europe	905	16,892
Asia - Pacific	2,409,007	1,058,183
Consolidated	$2,450,222	$1,085,787

Page | 20

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net revenues by our various products and services provided for the period ended December 31, are as follows:

	2010	2009
Licensing Fees	$6,606,856	$5,870,529
Maintenance Fees	3,693,428	3,588,053
Services	8,528,035	7,683,299
Total	$18,828,319	$17,141,881

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of December 31, 2010 and June 30, 2010 was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at December 31, 2010

NetSol PK	42.04%	$10,422,545
NetSol-Innovation	49.90%	970,691

Total		$11,393,236

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2010

NetSol PK	42.04%	$9,133,392
NetSol-Innovation	49.90%	1,291,057
Connect	49.90%	(1,891)

Total		$10,422,557

(A) NETSOL TECHNOLOGIES, LIMITED (“NETSOL PK”)

For the six months ended December 31, 2010 and 2009, NetSol Technologies Ltd. (“NetSol PK”) had net income of $4,356,397 and $4,734,953. The related non-controlling interest was $1,831,429 and $1,990,574, respectively.

In April 2009, NetSol PK issued 6,223,209 shares of common stock to the Company in fulfillment of an outstanding loan balance of $1,879,672 provided by the Company.

During the fiscal year-ended June 2009, the Company disposed of 3,132,255 shares of NetSol PK in the open market with a value of $558,536. A net gain of $351,522 was recorded as “Other Income” in the consolidated financial statements. As a result of the sale, the corresponding non-controlling interest increased from 41.32% to 42.04%.

During the six months ended December 31, 2010, NetSol PK declared and paid a cash dividend of $1,125,733, of which the Company’s interest was $653,905. The amount attributable to the minority holders was $471,828.

(B) NETSOL INNOVATION (PRIVATE) LIMITED (“NETSOL INNOVATION”)

For the six months ended December 31, 2010 and 2009, NetSol Innovation (Private) Limited (“NetSol Innovation”) had net income of $452,648 and $318,759. The related non-controlling interest was $225,871 and $159,061, respectively.

(C) NETSOL CONNECT (“CONNECT”)

As on July 01, 2010, the Company acquired the non-controlling interest in NetSol Connect against a payment of $180,000.The balance of non-controlling interest as on June 30, 2010 (the acquisition date) was ($1,891). Per Para 33 of SFAS 160 company adjusted the additional paid in capital by $181,891.

Page | 21

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 18 - SUBSEQUENT EVENTS

Holders of warrants with an exercise price of $.31 per share exercised warrants for a total of 930,443 shares of common stock.

Accredited investors who participated in an offering of shares of common stock which commenced in August 2010 were issued 270,000 shares of common stock as part of the final issuances due in this raise. Consideration and stock purchase agreements were received during the previous quarter but the shares of common stock were not issued until after the close of the quarter.  The per share price of this offering was $.65 based on the offering commencement date of August 9, 2010.

Employees of the company exercised options to acquire 197,500 shares of common stock valued at $128,375.

Page | 22

NETSOL TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending December 31, 2010.

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

Founded in 1996, NetSol is headquartered in Calabasas, California. NetSol also has operations and/or offices in: Horsham, United Kingdom; Alameda, California, USA; Beijing, China; Lahore, Islamabad and Karachi, Pakistan; Adelaide, Australia; Bangkok, Thailand; and, Riyadh, Kingdom of Saudi Arabia.

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

Page | 23

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

Page | 24

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

Marketing and Business Development Activities:

Management undertook major steps to sustain growth in the global markets:

o
The Company strategically positioned the global delivery model by leveraging the ‘Center of Excellence’ technology campus in Lahore. This facility is fully integrated with three proximity development centers or PDC in San Francisco, London and Beijing to effectively support and service our clients in global markets.  By implementing this model, the Company has mitigated the risk of dependence on any one particular location. The global delivery model has further streamlined the cost base as well as optimized utilization of the NetSol Center of Excellence, CMMI Level 5, technology campus, translating into better and more competitive pricing modules for our customers.

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

o
Consistent with our rapid expansion strategy and plans in China, we have started the process of forming a wholly foreign owned enterprise in Beijing, China. The NetSol subsidiary in China will be wholly owned by NetSol Technologies, Inc. In addition, we are moving into a larger office in Beijing effective March 1, 2011.

o
In addition to further penetrating auto captive market in China, NetSol has entered a new segment of big ticket leasing with the successful implementation of NFS™ at Minsheng Financial leasing. Minsheng is the 4th largest big ticket leasing company in China. The three major sectors of focus in China will be banking, auto finance and equipment finance.

o
Thailand is a new emerging market for banking and auto finance. NetSol has a modest presence in Bangkok and is operating under NetSol Thai, a recently formalized wholly owned subsidiary of NTI. The management has started to grow the region by adding a few Thai nationals as staff members and experienced business executives from within NetSol. The pipeline of new customers is growing from the markets in Japan, South Korea and India. These markets will be serviced and supported from the Thailand office. We are accommodating the foreseeable growth in the banking and lending software market by moving adding additional local staff and moving to a larger office space.

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

o
Marketing and branding efforts will be resumed to generate new leads and demand of NetSol offerings in both matured and emerging markets. During the recession in 2008-2009, most of these activities were abandoned. We believe the time is ripe for aggressive marketing efforts towards exposure in major forums and enhanced lead generation.

o	We anticipate hiring new sales executives and business developers in both the North America and Asia Pacific markets to take full advantage of new opportunities that our footprint has created.

Page | 25

NETSOL TECHNOLOGIES, INC.

NetSol marketing activities will continue to:

•	Encourage organic revenue growth in the Chinese market in the automobile, banking, manufacturing and captive leasing sectors.
•	Expand the Beijing office with new local Chinese staff and senior business development and project management teams.
•	Further penetrate the Asia Pacific markets by selling NetSol offerings in the key and robust markets of Australia, New Zealand, Singapore, Thailand, South Korea, and Japan.
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

Funding and Investor Relations:

Management anticipates, but there is no guaranty, that as the price of the Company’s shares of common stock will rise, as quoted on the NASDAQ Capital Market.  Management believes that a rising price will make available prudent ways of injecting new capital to grow the business to be used in support of important activities such as:

•	Expansion in China, Thailand and other emerging markets including Latin America.

•	Support of bigger IT related public and defense sectors projects in the Kingdom of Saudi Arabia with our joint venture partner.

•	Capital Expenditures for our next generation products, technology and infrastructure.

Capital may be injected through:  continued officer exercises of options that are in the money; new debt and stock offerings with “friends and family” investors who typically hold for long term investment and can be raised without the necessity of placement agent fees; such other capital raising methods that are both reasonable in terms and beneficial to the Company.

Investor Relations efforts will include:

•	With the help of our IR and PR firm we will aggressively present the Company to grow our institutional investor base.
•	Sharing the NetSol story with sell side analysts, funds, portfolio managers and the financial media.
•	Aggressively positioning NetSol in front of major investors’ conferences and road shows to be organized by RedChip and other major institutions.
•	Utilizing US mainstream media to highlight NetSol’s image and ‘niche’ business offering.
•	Founding management’s anticipated continued investment in the Company displaying management’s belief in NetSol’s potential to new investors.
•	Dedicating and focusing efforts to improve shareholder value.

Page | 26

NETSOL TECHNOLOGIES, INC.

Improving the Bottom Line:

       Management believes that these measures will improve the bottom line on an ongoing basis:

•	Improve pricing, sales volume and fee structures.
•	Continue consolidation and reevaluating operating margins as ongoing activities.
•	Streamline further cost of goods sold to improve gross margins to historical levels over 70%, as sales ramp up.
•	Generate higher revenues per employee, enhance productivity and lower cost per employee.
•	Optimize the utilization of NetSol PK resources, infrastructure, processes and disciplines to maximize the bottom-line and fully leverage the cost arbitrage.
•	Grow process automation and leverage the best practices of CMMI level 5. Global delivery concept and integration will further improve both gross and net margins.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Implement SAAS model in mature markets to improve visibility and cash flow.
•	Retire Debt to reduce the interest cost significantly and to make every effort to avoid any one time charges.

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

•
The new generation of NFS “R2” demonstrations and workshops with key global clients and partners is being very well received. Hence, the outlook for the new generation solution appears to show much promise.

•
GMAC – China, the implementation of first R2 for Wholesale Finance (WFS) is on track setting a strong foundation for growth. Two other key modules (CMS / CAP) are in the development stage and are expected to be marketed in fiscal 2012.

•	China has become the second largest economy and has grown to over 9% GDP a year while other industrial nations have declined or grown marginally.

•	China’s automobile and banking sectors have been unaffected by the global meltdown and in fact have outgrown all other economies with their recent automobile sales statistics.

Page | 27

NETSOL TECHNOLOGIES, INC.

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

•	The Kingdom of Saudi Arabia is investing billions in healthcare, education, IT, infrastructure and many other new sectors. This makes it a most promising market for the Atheeb NetSol joint venture.

•	Noticeable new interest emanating from the Latin America markets for NFS™.

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

Negative trends:

•	Geopolitical unrest due to extremism in the regions of Pakistan and Afghanistan.
•	Recent political developments in the Arab world might delay activities and plans.
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

Page | 28

NETSOL TECHNOLOGIES, INC.

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

Page | 29

NETSOL TECHNOLOGIES, INC.

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years.

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

CASH RESOURCES

The company had $5.856 million worldwide in cash as on December 31, 2010.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2010 as compared to the Quarter Ended December 31, 2009:

Net revenues for the quarter ended December 31, 2010 and 2009 are broken out among the subsidiaries as follows:

	2010			2009
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	988,708	9.48%	1,468,688	15.43%
	988,708	9.48%	1,468,688	15.43%
Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	2,486,792	23.85%	2,441,922	25.65%
	2,486,792	23.85%	2,441,922	25.65%
Asia-Pacific:
Netsol PK	5,419,981	51.99%	4,889,617	51.36%
Netsol-Innovation	729,012	6.99%	544,099	5.72%
Netsol Connect	186,470	1.79%	138,852	1.46%
Netsol-Abraxas Australia	16,284	0.16%	36,630	0.38%
Netsol-Thailand	598,000	5.74%	-	0.00%

	6,949,747	66.66%	5,609,198	58.92%

Total	$10,425,247	100.00%	$9,519,808	100.00%

Page | 30

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended December 31, 2010 and 2009 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2010		2009
Net Revenues:		%		%
License fees	$3,129,063	30.01%	$3,318,936	34.86%
Maintenance fees	2,023,509	19.41%	1,780,336	18.70%
Services	5,272,675	50.58%	4,420,535	46.44%
Total revenues	10,425,247	100.00%	9,519,808	100.00%
Cost of revenues:
Salaries and consultants	2,127,280	20.41%	2,005,845	21.07%
Travel	238,776	2.29%	329,007	3.46%
Repairs and maintenance	71,459	0.69%	69,112	0.73%
Insurance	31,087	0.30%	36,030	0.38%
Depreciation and amortization	679,284	6.52%	573,268	6.02%
Other	348,859	3.35%	585,157	6.15%
Total cost of revenues	3,496,745	33.54%	3,598,418	37.80%
Gross profit	6,928,503	66.46%	5,921,390	62.20%
Operating expenses:
Selling and marketing	1,002,877	9.62%	526,751	5.53%
Depreciation and amortization	267,861	2.57%	418,023	4.39%
Bad debt expense	(353)	0.00%	212,840	2.24%
Salaries and wages	736,898	7.07%	743,970	7.81%
Professional services, including non-cash compensation	151,276	1.45%	210,795	2.21%
Lease abandonment charges	-	0.00%	1,076,347	11.31%
General and adminstrative	873,569	8.38%	1,042,172	10.95%
Total operating expenses	3,032,128	29.08%	4,230,898	44.44%
Income from operations	3,896,375	37.37%	1,690,492	17.76%
Other income and (expenses)
Loss on sale of assets	(792)	-0.01%	(89,119)	-0.94%
Interest expense	(291,475)	-2.80%	(372,273)	-3.91%
Interest income	9,958	0.10%	33,752	0.35%
(Loss) on foreign currency exchange transactions	(400,658)	-3.84%	(3,247)	-0.03%
Share of net loss from equity investment	(71,799)	-0.69%	-	0.00%
Beneficial conversion feature	(118,163)	-1.13%	(595,215)	-6.25%
Other income (expense)	(1,748)	-0.02%	(50,825)	-0.53%
Total other income (expenses)	(874,677)	-8.39%	(1,076,927)	-11.31%
Net income before non-controlling interest in subsidiary and income taxes	3,021,698	28.98%	613,565	6.45%
Income taxes	(3,168)	-0.03%	(32,526)	-0.34%
Non-controlling interest	(1,082,792)	-10.39%	(1,028,917)	-10.81%
Net income (loss) attributable to NetSol	1,935,737	18.57%	(447,878)	-4.70%

Net revenues for the quarter ended December 31, 2010 were $10,425,247 as compared to $9,519,808 for the quarter ended December 31, 2009.   This reflects an increase of $905,440 or 9.51% in the current quarter as compared to the quarter ended December 31, 2009.  Year over year, revenue from license income reduced slightly, by $189,873. Services revenue, which also includes consulting and implementation, increased to $5,272,675 as compared to $4,420,535 last year. This is an increase by 19.28%. In addition to services from new customers, this increase is mainly attributable to certain enhancements and consultancy work from the existing customers. Maintenance fees also increased by $243,173. As we are selling more licenses, this fee is expected to further increase in future.

Page | 31

NETSOL TECHNOLOGIES, INC.

The gross profit was $6,928,503 in the quarter ending December 31, 2010 as compared with $5,921,390 for the same quarter of the previous year. This is an increase of 17.01% or $1,007,113.  The gross profit percentage for the quarter increased approximately 4.26% to 66.46% from 62.20% in the quarter ended December 31, 2009.  The cost of sales was $3,496,745 in the current quarter compared to $3,598,418 in the comparable quarter of fiscal 2010. As a percentage of sales it decreased from 37.8% for the quarter ended December 31, 2009 to 33.54% in the current quarter. Salaries and consultant fees increased by $121,435, from $2,005,845, in the prior comparable quarter to $2,127,280. However as a percentage of sales, it slightly decreased by 0.67% from 21.07% in the prior comparable quarter to 20.41% in the current quarter. Besides increase in revenues, the improvement in gross profit margin is also due to management’s efforts for globalization of delivery of products using the BestShoring® model.

Operating expenses were $3,032,128 for the quarter ending December 31, 2010 as compared to $4,230,898, for the corresponding period last year for a decrease of 28.33% or $1,198,770.  As a percentage of sales it significantly decreased by 15.36% from 44.44% to 29.08%. Main reason of this significant decrease is provision of $1,076,347 made for lease abandonment charges in corresponding period last year. Depreciation and amortization expense amounted to $267,861 and $418,023 for the quarter ended December 31, 2010 and 2009, respectively.  Combined salaries and wage costs were $736,898 and $743,970 for the comparable periods, respectively. As a percentage of sales, these costs slightly decreased from 7.81% to 7.07%.  General and administrative expenses were $873,569 and $1,042,172 for the quarters ended December 31, 2010 and 2009, respectively, a decrease of $168,604 or 2.57%.  As a percentage of sales, these expenses were 8.38% in the current quarter compared to 10.95% in the comparable quarter. The decrease is mainly attributable due to control over some non-cash expense on share based compensation.

Selling and marketing expenses were $1,002,877 and $526,751, in the quarter ended December 31, 2010 and 2009, respectively. The increase is due to focus on aggressive marketing efforts in different geographies of the world. The result of this investment in sales and marketing is also reflected in the increasing demand of our flagship product “NetSol Financial Suit and as well as the increasing revenues of the company. Professional services expense decreased 28.24% to $151,276 in the quarter ended December 31, 2010, from $210,795 in the corresponding period last year.

Income from operations was $3,896,375 compared to $1,690,492 for the quarters ended December 31, 2010 and 2009, respectively. This represents an increase of $2,205,883 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 37.37% in the current quarter compared to 17.76% in the prior period.

Net income was $1,935,737 compared to a loss of $447,878 for the quarters ended December 31, 2010 and 2009, respectively.  This is an increase of $2,383,616 compared to the prior year.  Included in this income is foreign currency exchange loss of $400,658 (December 2009, $3,247) due to depreciation of Euro and Pound Sterling in the current quarter against Pakistan Rupee. The current fiscal quarter amount includes a net reduction of $1,082,792 compared to $1,028,917 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, and the 42.04% non-controlling interest in NetSol PK.  Interest expense was $291,475 in the current quarter as compared to $372,273 in the comparable period.  Net income per share, basic and diluted, was $0.04 as compared to loss of $0.01 for the quarters ended December 31, 2010 and 2009.

The net EBITDA income was $3,177,525 compared to $948,211 for the quarters ended December 31, 2010 and 2009, after amortization and depreciation charges of $947,145 and $991,291, income taxes of $3,168 and $32,526, and interest expense of $291,475 and $372,273, respectively.  The EBITDA earning per share, basic and diluted was $0.07 and $0.06 for the quarter ended December 31, 2010 and, $0.03 for the quarter ended December 31, 2009.  As a percentage of revenues EBITDA was 30.48% compared to 9.96% for the quarters ended December 31, 2010 and 2009, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Page | 32

NETSOL TECHNOLOGIES, INC.

Six Month Period Ended December 31, 2010 as compared to the Six Month Period Ended December 31, 2009:

Net revenues for the six months ended December 31, 2010 and 2009 are broken out among the subsidiaries as follows:

	2010			2009
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	2,231,691	11.85%	3,192,642	18.62%
	2,231,691	11.85%	3,192,642	18.62%
Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	4,576,771	24.31%	3,371,716	19.67%
	4,576,771	24.31%	3,371,716	19.67%
Asia-Pacific:
Netsol PK	9,484,435	50.37%	9,032,571	52.69%
Netsol-Innovation	1,395,817	7.41%	1,198,416	6.99%
Netsol Connect	318,745	1.69%	293,182	1.71%
Netsol-Abraxas Australia	19,128	0.10%	53,354	0.31%
Netsol-Thailand	801,732	4.26%	-	0.00%

	12,019,857	63.84%	10,577,523	61.71%

Total	$18,828,319	100.00%	$17,141,881	100.00%

Page | 33

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the six months ended December 31, 2010 and 2009 as a percentage of revenues:

	For the Half Year
	Ended December 31,
	2010		2009
Net Revenues:		%		%
License fees	$6,606,856	35.09%	$5,870,529	34.25%
Maintenance fees	3,693,428	19.62%	3,588,053	20.93%
Services	8,528,035	45.29%	7,683,299	44.82%
Total revenues	18,828,319	100.00%	17,141,881	100.00%
Cost of revenues:		0.00%		0.00%
Salaries and consultants	4,114,168	21.85%	4,019,598	23.45%
Travel	470,388	2.50%	389,207	2.27%
Repairs and maintenance	128,517	0.68%	136,723	0.80%
Insurance	62,079	0.33%	72,709	0.42%
Depreciation and amortization	1,310,225	6.96%	1,071,772	6.25%
Other	591,997	3.14%	1,467,495	8.56%
Total cost of revenues	6,677,374	35.46%	7,157,503	41.75%
Gross profit	12,150,945	64.54%	9,984,378	58.25%
Operating expenses:		0.00%		0.00%
Selling and marketing	1,486,847	7.90%	1,020,381	5.95%
Depreciation and amortization	534,303	2.84%	930,384	5.43%
Bad debt expense	254,279	1.35%	212,840	1.24%
Salaries and wages	1,657,162	8.80%	1,468,665	8.57%
Professional services, including non-cash compensation	290,361	1.54%	306,901	1.79%
Lease abandonment charges	-	0.00%	1,076,347	6.28%
General and adminstrative	2,006,088	10.65%	2,132,183	12.44%
Total operating expenses	6,229,041	33.08%	7,147,701	41.70%
Income (loss) from operations	5,921,904	31.45%	2,836,677	16.55%
Other income and (expenses)		0.00%		0.00%
Loss on sale of assets	(15,586)	-0.08%	(89,101)	-0.52%
Interest expense	(607,119)	-3.22%	(840,887)	-4.91%
Interest income	94,419	0.50%	151,562	0.88%
Gain on foreign currency exchange transactions	673,236	3.58%	380,577	2.22%
Share of net loss from equity investment	(142,236)	-0.76%	-	0.00%
Beneficial conversion feature	(295,574)	-1.57%	(893,214)	-5.21%
Other income (expense)	(57,301)	-0.30%	(81,975)	-0.48%
Total other income (expenses)	(350,162)	-1.86%	(1,373,038)	-8.01%
Net income (loss) before non-controlling interest in subsidiary and income taxes	5,571,742	29.59%	1,463,639	8.54%
Income taxes	(11,724)	-0.06%	(37,543)	-0.22%
Non-controlling interest	(2,057,301)	-10.93%	(2,137,892)	-12.47%
Net income (loss) attributable to NetSol	3,502,718	18.60%	(711,796)	-4.15%

Net revenues for the six months ended December 31, 2010 were $18,828,319 as compared to $17,141,881 for the six months ended December 31, 2009. This reflects an increase of $1,686,438 or 9.84%. Revenue from license income increased to $6,606,856 from $5,870,529 in the corresponding half year of fiscal 2010. This is an increase of $736,328 or 12.54%. The company manages to sell more new licenses of its product NetSol Financial Suite resulting in increased license income. Services revenue, which also includes consulting and implementation, increased to $8,528,035 as compared to $7,683,299 last year. In addition to services from new customers, this increase is also attributable to certain enhancements and consultancy work from the existing customers. Maintenance fees also increased by $105,375 from $3,588,053 last year to $3,693,428 in the current first half of fiscal 2011. As we are selling more licenses, this fee is expecting to further increase in future.

Page | 34

NETSOL TECHNOLOGIES, INC.

The gross profit was $12,150,945 in the six months ending December 31, 2010 as compared with $9,984,378 for the same period of the previous year or an increase of 21.7% or $2,166,567. The gross profit percentage for the six months increased approximately 6.29% to 64.54% from 58.25% in the six months ended December 31, 2009.  The cost of sales was $6,677,374 in the current period compared to $7,157,503 in the comparable period of fiscal 2010. As a percentage of sales it decreased from 41.75% for the six months ended December 31, 2009 to 35.46% in the current period. Salaries and consultant fees increased by $94,570 from $4,019,598 in the prior comparable period to $4,114,168. However as a percentage of sales, it  decreased by 1.6% from 23.45% in the prior comparable period to 21.85% in the current period.  The improvement in gross profit margin is due to management’s efforts for globalization of delivery of products using the BestShoring® model.

Operating expenses were $6,229,041 for the six months ending December 31, 2010 as compared to $7,147,701, for the corresponding period last year or a decrease of 12.85% or $918,660. As a percentage of sales it decreased by 8.61% from 41.7% to 33.08%.Main reason of this decrease is the provision of $1,076,347 made for lease abandonment charges in corresponding period last year. Depreciation and amortization expense amounted to $534,303 and $930,384 for the six months ended December 31, 2010 and 2009, respectively. Combined salaries and wage costs were $1,657,162 and $1,468,665 for the comparable periods, respectively. As a percentage of sales, these costs increased from 8.57% to 8.80%.  General and administrative expenses were $2,006,088 and $2,132,183 for the six months ended December 31, 2010 and 2009, respectively, a decrease of $126,095 or 5.91%. As a percentage of sales, these expenses were 10.65% in the current period compared to 12.44% in the comparable period. The decrease is mainly attributable due to control over some non-cash expense on share based compensation.

Selling and marketing expenses were $1,486,847 and $1,020,381 in the six months ended December 31, 2010 and 2009, respectively. The increase is due to focus on aggressive marketing efforts in different geographies of the world. The result of this investment in sales and marketing is also reflected in the increasing demand of our flagship product, NetSol Financial Suite, as well as the increasing revenues of the company. Professional services expense decreased 5.39% to $290,361 in the six months ended December 31, 2010, from $306,901 in the corresponding period last year.

Income from operations was $5,921,904 compared to $2,836,677 for the six months ended December 31, 2010 and 2009, respectively. This represents an increase of $3,085,227 for the six months compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 31.45% in the current period compared to 16.55% in the prior period.

Net income was $3,502,718 compared to a loss of $711,796 for the six months ended December 31, 2010 and 2009, respectively.  This is an increase of $4,214,513 compared to the prior year.  Included in this income is foreign currency exchange gain of $673,236 (December 2009, $380,577) due to appreciation of Euro, US$ and Pound Sterling in the current half year period against Pakistan Rupee. The current fiscal period amount includes a net reduction of $2,057,301 compared to $2,137,892 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, and the 42.04% non-controlling interest in NetSol PK.  Interest expense was $607,119 in the current six months as compared to $840,887 in the comparable period.  Net income per share, basic and diluted, was $0.08 as compared to loss of $0.02 for the periods ended December 31, 2010 and 2009.

The net EBITDA income was $5,966,090 compared to $2,168,792 for the periods ended December 31, 2010 and 2009, after amortization and depreciation charges of $1,844,528 and $2,002,156, income taxes of $11,724 and $37,543, and interest expense of $607,119 and $840,887 respectively.  The EBITDA earning per share, basic and diluted was $0.14 and $0.13 for the period ended December 31, 2010 and $0.07 and $0.06 for the period ended December 31, 2009.  As a percentage of revenues EBITDA was 31.69% compared to 12.65% for the periods ended December 31, 2010 and 2009, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

We note that the Company's cash position was $5,856,152 at December 31, 2010, compared to $5,211,674 at December 31, 2009.

Net cash provided by operating activities amounted to $5,306,822 for the six months ended December 31, 2010, as compared to $4,374,822 for the comparable period last fiscal year. The increase is mainly due to an increase in both net profits of the Company, accounts receivable and other current assets. The increase in the overall revenues of the company due to the signing of new deals has resulted in an increase in accounts receivables and other current assets, including revenues in excess of billings. The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. The average days sales outstanding, for the period ended December 31, 2010, was 144 days as compared with 129 days in same period of fiscal 2010.

Page | 35

NETSOL TECHNOLOGIES, INC.

Net cash used by investing activities amounted to $5,994,175 for the six months ended December 31, 2010, as compared to $3,976,108 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $2,450,222 compared to $1,085,787 for the comparable period last fiscal year. The Company also purchased non-controlling interest in NetSol Connect using $180,000 in current period. The short term investment held for sales used $256,706 in current period as compared to $Nil in corresponding previous year. The increase in intangible assets which represents amounts capitalized for the development of new products was $3,127,234 and $3,118,094 for the comparable periods.

Net cash provided by financing activities amounted to $2,586,278 and $554,399 for the six months ended December 31, 2010, and 2009, respectively. The Company generated $2,566,750 through sale of its common stock whereas in the corresponding period of fiscal 2010, the cash generated through sale of common stock was $514,539. The six months ended December 31, 2010 included the cash inflow of $667,300 from the exercising of stock options and warrants compared to $33,750 in six months ended December 31, 2009. In the current fiscal period, the Company had net payments on account of bank loans, loans and capital leases of $3,035,240 as compared to $2,183,189 in the comparable period last year. The Company is operating in varying geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. The company and all its subsidiaries are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. The Company anticipates to pay back all these obligations on their respective due dates from its own sources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2010).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Page | 36

NETSOL TECHNOLOGIES, INC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2010, the Company issued a total of 210,000 shares of restricted common stock to executive employees as part of their compensation agreements.  These share issuances were further reported on the employees annual form 5 filings. These shares were issued in reliance on an exemption from registration available under section 4(2) of the Securities Act of 1933, as amended.  All of the executive employees in this transaction have direct knowledge, experience, and access to the Company’s financial and business information.  Finally, the executives are all accredited investors and can bear the economic risk of the issued securities, if any.

In October 2010, an employee of the Company was issued 10,000 shares of restricted common stock which was required to be issued according to the terms of his employment agreement. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  The executive employee in this transaction has direct knowledge, experience and access to the Company’s financial and business information.  Finally, the executive employee is an accredited investor and can bear the economic risk of the issued securities, if any.

In October 2010, shares of restricted common stock totaling 1,974,384 shares were issued to 13 accredited investors who all had a pre-existing investor relationship with the Company as part of an offering of common stock at $.65 per share that was commenced in August 2010. The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In October 2010, the Company issued 233,000 shares of common stock to a consultant.  The shares were due as part of its agreement with the Company. The consultant is an accredited and sophisticated investor.  The shares were issued in reliance on an exemption from registration under section 4(2) of the Securities Act of 1933, as amended.  The consultant is a business consultant that is familiar with the Company.  The consultant has had the opportunity to review the Company’s financial and business materials.

In October 2010, holders of warrants were issued a total of 3,153,082 shares of common stock as a result of the exercise of warrants issued in June and October 2007. This transaction was initially reported at the time of the acquisition of the shares of common stock and associated warrants in 2007.  The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.    The investors are sophisticated, accredited and non-US investor and otherwise qualify under the exemption.

In November 2010, the four independent directors were issued a total of 30,000 shares as compensation for their service on the board of directors for the quarter ended September 30, 2010.  These shares are issued as part of the Company’s 2008 Equity Incentive Plan.   These share issuances were reported in the holders’ annual Form 5 filing.  These shares were issued in reliance on exemptions from registration under section 4(2) of the Securities Act of 1933, as amended.   All board members have direct and continuous access to the Company’s financial and business materials and filings and are able to identify any risks that may be related with the shares.  In addition, the board members have continuous and direct contact with the senior executives of the Company who may clarify any questions that they may have surrounding the shares.  All of the independent directors are accredited investors and can bear the economic risk of loss, if any.

In November 2010, the Company issued 25,000 shares of common stock to a consultant.  The shares were due as part of its agreement with the Company. The consultant is an accredited and sophisticated investor.  The shares were issued in reliance on an exemption from registration under section 4(2) of the Securities Act of 1933, as amended.  The consultant is a business consultant that is familiar with the Company.  The consultant has had the opportunity to review the Company’s financial and business materials.

Page | 37

NETSOL TECHNOLOGIES, INC.

In November 2010, the Company issued 54,857 shares of common stock to a consultant.  The shares were payment in exchange for services rendered as a business travel logistic consultant. The consultant is an accredited and sophisticated investor.  The shares were issued in reliance on an exemption from registration under section 4(2) of the Securities Act of 1933, as amended.  The consultant is a business consultant that is familiar with the Company.  The consultant has had the opportunity to review the Company’s financial and business materials.

In November 2010, one of the holders of our $6 million convertible note converted $402,741.02 worth of principal and interest there on from the note into 639,272 shares of common stock.  This transaction was originally reported on an 8-K at the time of the issuance of the Note in July 2008. The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The investor is a sophisticated, accredited and non-US investor and otherwise qualifies under the exemption.

In December 2010, an employee of the Company was issued 7,267 shares of restricted common stock which was required to be issued according to the terms of his employment agreement. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  The executive employee in this transaction has direct knowledge, experience and access to the Company’s financial and business information.  Finally, the executive employee is an accredited investor and can bear the economic risk of the issued securities, if any.

STOCK REPURCHASE PLAN

No purchases were made in the repurchase plan approved by the Board of Directors in July 2010 from the date of the inception of the plan through December 31, 2010. The maximum number of shares that may be purchased under the plan remains at 2,000,000.  The repurchase plan expired in January 2011.

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

Page | 38

NETSOL TECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: February 10, 2011	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer

Date: February 10, 2011	/s/Boo-Ali Siddiqui
BOO-ALI SIDDIQUI
Chief Financial Officer
Principal Accounting Officer

Page | 39