Form 10-K/A
period 2010-06-30
NETSOL TECHNOLOGIES INC
filed 2011-03-10
CIK 1039280

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

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of NetSol Technologies, Inc. (the “Company”) for the year ended June 30, 2010 (the “Original Filing”), filed on September 9, 2010, as amended in a Form 10-K/A filed on September 14, 2010, and as further amended in a Form 10-K/A filed on January 31, 2011.

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

In June 2010, the Company issued 14,881 rule 144 shares to an employee as part of his compensation package.  The shares were issued in reliance on an exemption from registration available under section 4(2) of the Securities Act of 1933, as amended.  The employee has direct access to the Company’s business plans as wella s all senior executives of the Company who may clarify any questions he may have surrounding any financial or business issues of the Company.  Finally, the employee is an accredited investor and can bear the economic risk of the issued securities, if any.

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

The source of the Company’s goodwill relates to the acquisition of three companies namely NetSol PK Tech, CQ Systems, UK and McCue Systems, USA. NetSol PK Tech operates in the Asia Pacific region; CQ Systems (currently NetSol Technologies Europe Limited) operates in Europe; and McCue Systems (currently NetSol Technologies North America, Inc.) operates in the North American region. All these geographies are considered as different reporting units (segments). Goodwill arising from the acquisition of these companies has been allocated to their respective geographical segments to which they relate. While identifying reporting units/ segments, the Company takes into consideration the reports reviewed by the CEO (chief operating decision maker). As our financial reports are analyzed on this regional basis, we have defined this as segment reporting for purposes of goodwill impairment testing. Reporting unit detail of goodwill as of June 30, 2010 and 2009 is given below:

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

The Company has experienced considerable growth in total consolidated net revenue for fiscal year 2010, increasing 39% from $26,448,177 in fiscal year 2009 to $36,779,897 in fiscal year 2010. This increase included an 8% growth in maintenance fee revenue, from $6,499,419 to $7,047,936 and a 3% growth in service revenue from $15,162,426 to $15,574,853, including consulting and implementation services. The majority of the increase in consolidated net revenue is attributed to approximately a 200% growth in license revenue from $4,786,332 in 2009 to $14,157,107 in 2010. This increase is attributable to an increasing number of total license sales to both current and new customers, including a year-over-year increase of over 100% in the number of new contracts signed during fiscal year 2010.
As a result of the unprecedented worldwide recession of 2008 and 2009, a majority of the Company’s deals in the contracts-pipeline were either parked or delayed by cautious customers and reductions in IT budgets. Beginning in fiscal year 2010 and with some improvement in the economic environment, many of these delays were relieved in fiscal year 2010 and converted into executed contracts resulting in increased license revenue.

We note that our flagship product "NetSol Financial Suite™" has established product maturity in the Asia Pacific regional market and we have seen a remarkable increase in product enquires and demand. We are also beginning to see an increased demand for the leasing and financial sector product.

Additionally, we have also experienced positive license fee revenue growth with existing customers in graduated-fee structured contracts, which are based on transaction volume. In addition, the Company has upward-revised the pricing of “NetSol Financial Suite™” product, which has also contributed to the total net revenue growth.

The Company is well-positioned for continued revenue growth and has invested heavily in the development of its next generation product, which is expected to be completed by the end of calendar year 2011. Globally, our target customers are still using old systems for maintaining their lease and finance portfolios and are now planning to replace their legacy systems. NetSol, being a trusted name in this field, is in a good position to tap new business from these companies. The completion of this next generation software will provide the Company the capability to enter into a much larger market. We note that this product-conversion may negatively impact our license fee revenue until which point the new product gains traction in the marketplace.

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

Operating expenses were $13,185,141 for the year ended June 30, 2010, as compared to, $15,733,012 for the year ended June 30, 2009, a decrease of 18% from the prior year.  The decrease is mainly attributable to reduction is salaries and provision for doubtful debts. Depreciation and amortization expense amounted to $1,609,854 and $1,973,997 for the year ended June 30, 2010 and 2009, respectively.  Combined salaries and wage costs were $3,026,275 and $3,443,390 for the comparable periods, respectively, or a decrease of $417,115 from the corresponding period last year. General and administrative expenses were $4,115,658 and $3,590,118 for the years ended June 30, 2010 and 2009, respectively, an increase of $525,540 or 15%. As a percentage of sales, these expenses were 11% in the current year compared to 14% in the prior year. The increase in costs is due to the expansion of Beijing and Bangkok sales offices, launching activities of a new joint venture in Saudi Arabia, severance and settlements with a few employees in the UK, Pakistan and USA, and increased travel and other expenses that supporting a large workforce entail.

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

The increase is mainly due to an increase in accounts receivable and net profits of the company, accounts receivable and other current assets.  . The increase in the overall revenues of the company is due to the signing of new deals that have resulted in an increase in accounts receivables and other current assets, including revenues in excess of billings. The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. Payments are usually received within the due dates. The average days sales outstanding for the year ended June 30, 2010 was 122 days as compared with 157 days in fiscal year 2009. This decrease is a result of better collection efforts by the Company during the current year.

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

We note that net cash provided by financing activities amounted to $1,708,837 and $6,571,516 for years ended June 30, 2010, and 2009, respectively.  The current fiscal year included the cash inflow of $854,509 from the sale of common stock and $71,250 from the exercising of stock options and warrants, compared to $712,770 and $563,929 in the prior year, respectively.  Additionally, the Company generated $3.5 million from the issuance of convertible notes.  As of June 30, 2010 the convertible notes payable, net of the associated beneficial conversion feature amounted to $7,083,204 out of which $3,017,096 will be payable in fiscal 2011 and the balance of $4,066,108 due in July 2011.

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

Financial Covenants

Our UK based subsidiary, NetSol Technologies Europe Limited (NTE) has an approved overdraft facility of £200,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol Technologies Limited (NTPK) has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 400 million ($4,654,952) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

As of the date of this report, the Company and all its subsidiaries are in compliance with the financial covenants associated with its borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 30, 2010, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The compensation committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses.  Further, the compensation committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria in order to achieve the bonus.  Bonus criteria, at the executive management level, is typically based on a gross revenue and per share profit targets.

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

10.28	Lease Agreement by and between NetSol Technologies, Inc. and NetSol Technologies North America, Inc. and NOP Watergate LLC dated April 3, 2008.*
10.29	Lease Amendment Number Three by and between NetSol Technologies, Inc. and Century National Properties, Inc. dated December 12, 2007. *
10.30	Rent Agreement by and between Mr. Tahir Mehmood Khan and NetSol Technologies Ltd. Dated January 21, 2008. *
10.31	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *
10.32	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010.*
10.33	Amendment to Employment Agreement by and between Company and Salim Ghauri dated effective January 1, 2010.*
10.34	Lease Amendment No. 4 by and between NetSol Technologies, Inc. and Century National Properties, Inc. dated October 7, 2009.*
10.35	Office Lease by and between NetSol Technologies North America, Inc. and Legacy Partners I Alameda Mariner Loop, LLC dated November 27, 2009.*
10.36	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010.*
10.37	Employment Agreement by and between Company and Boo-Ali Siddiqui dated effective April 1, 2010.*

21.1	A list of all subsidiaries of the Company(1)
23.1	Consent of Kabani & Company(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed
(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: March 10, 2011	BY:	/S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: March 10, 2011	BY:	/S/ Boo-Ali Siddiqui

Boo-Ali Siddiqui
Chief Financial Officer
Principal Accounting Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2011	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: March 10, 2011	BY:	/S/BOO-ALI SIDDIQUI
Boo-Ali Siddiqui
Chief Financial Officer
Principal Accounting Officer

Date: March 10, 2011	BY:	/S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date: March 10, 2011	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: March 10, 2011	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: March 10, 2011	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: March 10, 2011	BY:	/S/ MARK CATON
Mark Caton
Director

Date: March 10, 2011	BY:	/S/ ALEXANDER SHAKOW
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

Los Angeles, CA
September 9, 2010

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of June 30, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,075,546	$4,403,762
Restricted Cash	5,700,000	5,000,000
Accounts receivable, net of allowance for doubtful accounts	12,280,331	11,394,844
Revenues in excess of billings	9,477,278	5,686,277
Other current assets	1,821,661	2,307,246
Total current assets	33,354,816	28,792,129
Investment under equity method	200,506	-
Property and equipment, net of accumulated depreciation	9,472,917	9,186,163
Other assets	-	204,823
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	19,002,081	13,802,607
Customer lists, net	666,575	1,344,019
Goodwill	9,439,285	9,439,285
Total intangibles	29,107,941	24,585,911
Total assets	$72,136,180	$62,769,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,890,921	$5,106,266
Due to officers	10,911	-
Current portion of loans and obligations under capitalized leases	7,285,773	6,207,830
Other payables - acquisitions	103,226	103,226
Unearned revenues	2,545,314	3,473,228
Deferred liability	47,066	-
Dividend to preferred stockholders payable	-	44,409
Convertible notes payable , current portion	3,017,096	-
Loans payable, bank	2,327,476	2,458,757
Total current liabilities	20,227,783	17,393,716
Obligations under capitalized leases, less current maturities	204,620	1,090,901
Convertible notes payable less current maturities	4,066,109	5,809,508
Long term loans; less current maturities	727,336	1,113,832
Lease abandonment liability; long term	867,583	-
Total liabilities	26,093,431	25,407,957
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; Nil; 1,920 issued and outstanding as of 2010 and 2009, respectively	-	1,920,000
Common stock, $.001 par value; 95,000,000 shares authorized; 37,103,396 & 30,046,987 issued and outstanding as of 2010 & 2009, respectively	37,104	30,047
Additional paid-in-capital	86,002,648	78,198,523
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(39,859,030)	(41,253,152)
Stock subscription receivable	(2,007,960)	(842,619)
Common stock to be issued	239,525	220,365
Other comprehensive loss	(8,396,086)	(6,899,397)
Total NetSol shareholders' equity	35,620,193	30,977,759
Non-controlling interest	10,422,557	6,383,310
Total stockholders' equity	46,042,749	37,361,069
Total liabilities and stockholders' equity	$72,136,180	$62,769,026

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive loss

As of June 30, 2010 and 2009

	For the Year
	Ended June 30,
	2010	2009
Net Revenues:
License fees	$14,157,107	$4,786,332
Maintenance fees	7,047,936	6,499,419
Services	15,574,853	15,162,426
Total revenues	36,779,897	26,448,177
Cost of revenues:
Salaries and consultants	8,164,148	9,787,965
Travel	843,626	1,334,879
Repairs and maintenance	256,997	370,487
Insurance	140,496	174,761
Depreciation and amortization	2,298,092	2,214,211
Other	2,163,689	3,316,031
Total cost of revenues	13,867,048	17,198,334
Gross profit	22,912,849	9,249,843
Operating expenses:
Selling and marketing	2,222,841	3,115,883
Depreciation and amortization	1,609,854	1,973,997
Bad debt expense	442,804	2,393,685
Salaries and wages	3,026,275	3,443,390
Professional services, including non-cash compensation	900,125	1,215,939
Lease abandonment charges	867,583	-
General and adminstrative	4,115,658	3,590,118
Total operating expenses	13,185,141	15,733,012
Income (loss) from operations	9,727,708	(6,483,169)
Other income and (expenses)
Loss on sale of assets	(224,741)	(404,820)
Interest expense	(1,478,474)	(1,294,293)
Interest income	261,296	291,030
(Loss) gain on foreign currency exchange transactions	(66,919)	2,371,487
Gain on sale of subsidiary shares	-	351,522
Share of net loss from equity investment	(67,494)	-
Beneficial conversion feature	(1,867,787)	(40,277)
Loss on extingusihment of debt	-	(1,000,000)
Other income (expense)	56,571	68,747
Total other income (expenses)	(3,387,548)	343,396
Net income (loss) before non-controlling interest in subsidiary and income taxes	6,340,160	(6,139,773)
Income taxes	(53,943)	(91,132)
Net income (loss) after tax but before non-controlling interest in subsidiary	6,286,217	(6,230,905)
Non-controlling interest	(4,892,097)	(1,816,143)
Net income (loss) attributable to NetSol	1,394,120	(8,047,048)

Other comprehensive income (loss):
Translation adjustment	(1,496,687)	(4,151,474)
Comprehensive income (loss)	$(102,567)	$(12,198,522)

Net income (loss) per share:
Basic	$0.04	$(0.30)
Diluted	$0.04	$(0.30)
Weighted average number of shares outstanding
Basic	34,516,428	26,937,500
Diluted	37,796,745	27,031,087

Amounts attributable to NetSol common shareholders:
Net income (loss)	$1,394,120	$(8,047,048)

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

	June 30, 2010		June 30, 2009
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$11,500,798	$45,570	$4 ,392,279	$54,684
Thailand	4,975,571	179,125	1,362,749	-
USA	5,805,502	6,524,366	5,396,693	8,190,837
UK	5,937,566	5,125,867	6,984,690	5,849,396
Pakistan	1,994,993	26,701,773	2,629,049	19,673,740
Australia	1,066,013	4,158	1,916,766	3,417
Other Countries	5,499,454	-	3,765,951	-
Total	$36,779,897	$38,580,858	$26,448,177	$33,772,074

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