Form 10-Q
period 2011-03-31
NETSOL TECHNOLOGIES INC
filed 2011-05-10
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Yes  ☐      No  ☒

The issuer had 55,353,284 shares of its $.001 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of May 6, 2011.

NETSOL TECHNOLOGIES, INC.

Page | 1

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of March 31,	As of June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,374,608	$4,075,546
Restricted Cash	5,700,000	5,700,000
Accounts receivable, net of allowance for doubtful accounts	18,304,881	12,280,331
Revenues in excess of billings	11,207,618	9,477,278
Other current assets	2,202,641	1,821,661
Total current assets	40,789,748	33,354,816
Investment under equity method	-	200,506
Property and equipment, net of accumulated depreciation	14,200,127	9,472,917
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	22,659,116	19,002,081
Customer lists, net	290,180	666,575
Goodwill	9,439,285	9,439,285
Total intangibles	32,388,582	29,107,941
Total assets	$87,378,456	$72,136,180

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,567,357	$4,890,921
Due to officers	-	10,911
Current portion of loans and obligations under capitalized leases	6,831,049	7,285,773
Other payables - acquisitions	103,226	103,226
Unearned revenues	4,525,017	2,545,314
Deferred liability	32,066	47,066
Convertible notes payable , current portion	2,692,554	3,017,096
Loans payable, bank	2,335,191	2,327,476
Common stock to be issued	450,825	239,525
Total current liabilities	21,537,285	20,467,308
Obligations under capitalized leases, less current maturities	552,715	204,620
Convertible notes payable less current maturities	-	4,066,109
Long term loans; less current maturities	583,798	727,336
Lease abandonment liability; long term	-	867,583
Total liabilities	22,673,798	26,332,956
Commitments and contingencies Stockholders' equity:
Common stock, $.001 par value; 95,000,000 shares authorized; 53,897,213 and 37,103,396 issued and outstanding	53,897	37,104
Additional paid-in-capital	95,705,495	86,002,648
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(33,037,884)	(39,859,030)
Stock subscription receivable	(2,075,460)	(2,007,960)
Other comprehensive loss	(7,959,341)	(8,396,086)
Total NetSol shareholders' equity	52,290,699	35,380,668
Non-controlling interest	12,413,959	10,422,557
Total stockholders' equity	64,704,658	45,803,224
Total liabilities and stockholders' equity	$87,378,456	$72,136,180

See accompanying notes to these unaudited consolidated financial statements.

Page | 2

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Net Revenues:
License fees	$3,652,170	$3,644,809	$10,259,027	$9,515,338
Maintenance fees	1,896,318	1,739,799	5,589,746	5,327,852
Services	5,278,960	3,548,348	13,806,995	11,231,648
Total revenues	10,827,448	8,932,956	29,655,768	26,074,837
Cost of revenues:
Salaries and consultants	2,448,517	2,154,369	6,562,685	6,173,967
Travel	237,694	222,136	708,082	611,343
Repairs and maintenance	79,068	43,364	207,585	180,086
Insurance	32,924	40,235	95,003	112,943
Depreciation and amortization	840,050	578,904	2,150,274	1,650,676
Other	412,693	416,931	1,004,690	1,884,426
Total cost of revenues	4,050,946	3,455,939	10,728,320	10,613,442
Gross profit	6,776,502	5,477,017	18,927,448	15,461,395
Operating expenses:
Selling and marketing	560,879	651,485	2,047,726	1,671,866
Depreciation and amortization	313,865	411,563	848,168	1,341,947
Bad debt expense	717	(3,236)	254,996	209,604
Salaries and wages	956,465	746,095	2,613,627	2,214,760
Professional services, including non-cash compensation	165,010	242,177	455,371	549,078
Lease abandonment charges	(858,969)	(208,764)	(858,969)	867,583
General and adminstrative	831,131	1,056,718	2,837,218	3,188,901
Total operating expenses	1,969,096	2,896,038	8,198,137	10,043,739
Income (loss) from operations	4,807,406	2,580,979	10,729,311	5,417,656
Other income and (expenses)
Gain (loss) on sale of assets	2,284	(125,419)	(13,302)	(214,520)
Interest expense	(148,661)	(312,671)	(755,781)	(1,153,557)
Interest income	48,851	82,637	143,270	234,200
Gain (loss) on foreign currency exchange transactions	224,531	(190,082)	897,767	190,495
Share of net loss from equity investment	(78,269)	(23,984)	(220,506)	(23,984)
Beneficial conversion feature	(105,445)	(458,758)	(401,019)	(1,351,972)
Other income (expense)	(5,105)	144,609	(62,406)	62,634
Total other income (expenses)	(61,815)	(883,667)	(411,977)	(2,256,704)
Net income before income taxes	4,745,591	1,697,312	10,317,334	3,160,952
Income taxes	(13,735)	(11,064)	(25,459)	(48,607)
Net income after tax	4,731,856	1,686,248	10,291,875	3,112,345
Non-controlling interest	(1,413,427)	(1,097,201)	(3,470,728)	(3,235,093)
Net income (loss) attibutable to NetSol	3,318,429	589,047	6,821,147	(122,748)

Other comprehensive income (loss):
Translation adjustment	20,361	(594,063)	460,524	(1,874,242)
Comprehensive income (loss)	3,338,790	(5,016)	7,281,671	(1,996,990)
Comprehensive income (loss) attributable to non controlling interest	98,756	(154,375)	23,780	(579,849)
Comprehensive income (loss) attributable to NetSol	$3,240,034	$149,359	$7,257,891	$(1,417,141)

Net income (loss) per share:
Basic	$0.06	$0.02	$0.15	$(0.004)
Diluted	$0.06	$0.02	$0.14	$(0.004)
Weighted average number of shares outstanding
Basic	51,263,639	35,636,259	46,355,789	33,893,968
Diluted	52,480,900	36,988,542	47,573,050	33,893,968

Amounts attributable to NetSol common shareholders
Net income (loss)	$3,318,429	$589,047	$6,821,147	$(122,748)

See accompanying notes to these unaudited consolidated financial statements.

Page | 3

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$10,291,875	$3,112,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,998,443	2,992,624
Provision for bad debts	254,996	209,604
Loss on foreign currency exchange transaction	-	25,900
Share of net loss from investment under equity method	220,506	23,984
Loss on sale of assets	13,302	214,520
Stock issued for interest on notes payable	155,808	30,207
Stock issued for services	698,843	572,184
Fair market value of warrants and stock options granted	335,918	791,530
Beneficial conversion feature	401,019	1,351,972
Changes in operating assets and liabilities:
Increase/ decrease in accounts receivable	(5,350,512)	(2,658,139)
Increase/ decrease in other current assets	(2,099,813)	(2,703,402)
Increase/ decrease in accounts payable and accrued expenses	(581,418)	(52,914)
Net cash provided by operating activities	7,338,966	3,910,415
Cash flows from investing activities:
Purchases of property and equipment	(6,242,399)	(1,458,050)
Sales of property and equipment	18,358	232,783
Purchase of non-controlling interest in subsidiary	(671,460)	-
Short-term investments held for sale	(258,271)	-
Investment in associate	-	(268,000)
Increase in intangible assets	(4,752,261)	(4,562,044)
Net cash used in investing activities	(11,906,032)	(6,055,311)
Cash flows from financing activities:
Proceeds from sale of common stock	2,899,250	754,509
Proceeds from the exercise of stock options and warrants	1,116,175	33,750
Proceeds from convertible notes payable	-	3,500,000
Redemption of preferred stock	-	(1,920,000)
Dividend Paid	-	(43,988)
Bank overdraft	(78,447)	(176,377)
Proceeds from bank loans	2,969,146	4,320,534
Payments on bank loans	(46,073)	(484,507)
Payments on capital lease obligations & loans - net	(2,823,969)	(3,664,176)
Net cash provided by financing activities	4,036,081	2,319,746
Effect of exchange rate changes in cash	(169,951)	(303,170)
Net increase in cash and cash equivalents	(700,937)	(128,319)
Cash and cash equivalents, beginning of year	4,075,546	4,403,762
Cash and cash equivalents, end of year	$3,374,608	$4,275,443

See accompanying notes to the unaudited consolidated financial statements.

Page | 4

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$946,467	$914,333
Taxes	$2,421	$115,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the conversion of Notes Payable	$4,803,339	$1,450,000
Purchase of property and equipment under capital lease	$267,947	$101,376

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

Page | 6

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Page | 7

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – EARNINGS/ (LOSS) PER SHARE:

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, and stock awards.

The components of basic and diluted earnings per share for the nine months ended March 31, 2011 and 2010 were as follows:

For the period ended March 31, 2011	Net Income	Shares	Per Share
Basic income per share:	$6,821,147	46,355,789	$0.15
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,069,541
Warrants		147,720
Diluted income per share	$6,821,147	47,573,050	$0.14

For the period ended March 31, 2010	Net Loss	Shares	Per Share
Basic (loss) per share:	$(122,748)	33,893,968	$(0.004)
Dividend to preferred shareholders	-		$-
Net income available to common shareholders
Effect of dilutive securities*
Stock options		-
Warrants		-
Convertible Note		-
Diluted (loss) per share	$(122,748)	33,893,968	$(0.004)

* As there is a loss, these securities are anti-dilutive.  The basic and diluted loss per share is the same for the nine months ended March 31, 2010

Page | 8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY:

The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht and Abraxas uses the Australian dollar as the functional currencies. NetSol Technologies, Inc., and subsidiary, NTNA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. These were $7,959,341 and $8,396,086 as of March 31, 2011 and June 30, 2010 respectively. During the nine months ended March 31, 2011 and 2010, comprehensive loss in the consolidated statements of operations included translation gain of $436,744 and loss of $1,294,393 respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2011 and June 30, 2010:

	As of March 31	As of June 30
	2011	2010

Prepaid Expenses	$386,050	$237,702
Advance Income Tax	598,994	422,028
Employee Advances	54,666	57,113
Security Deposits	173,130	131,229
Tender Money Receivable	137,407	252,826
Other Receivables	532,977	535,981
Other Assets	319,417	184,782
Total	$2,202,641	$1,821,661

Page | 9

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at March 31, 2011 and June 30, 2010:

	As of March 31	As of June 30
	2011	2010

Office furniture and equipment	$1,092,399	$1,041,326
Computer equipment	11,649,161	8,038,033
Assets under capital leases	2,011,034	1,838,217
Building	2,321,751	2,314,080
Land	563,973	562,109
Capital work in progress	4,153,073	1,925,207
Autos	858,525	744,586
Improvements	163,812	163,365
Subtotal	22,813,728	16,626,923
Accumulated depreciation	(8,613,601)	(7,154,005)
	$14,200,127	$9,472,917

For the nine months ended March 31, 2011 and 2010, depreciation expense totaled $1,340,134 and $1,117,045 respectively. Of these amounts, $952,051 and $794,603 respectively, are reflected as part of cost of goods sold.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs. The Company recorded capitalized interest of $391,397 and $158,283 as of March 31, 2011 and June 30, 2010, respectively.

Page | 10

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - INTANGIBLE ASSETS:

Intangible assets consist of the following at March 31, 2011 and June 30, 2010:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2009 - cost	$25,042,331	$5,804,057	$30,846,388
Additions	7,652,707	-	7,652,707
Effect of translation adjustment	(2,734,235)	-	(2,734,235)
Accumulated amortization	(10,958,723)	(5,137,482)	(16,096,205)
Net balance - June 30, 2010	$19,002,080	$666,575	$19,668,655

Intangible assets - June 30, 2010 - cost	$29,960,803	$5,804,057	$35,764,860
Additions	4,795,391	-	4,795,391
Effect of translation adjustment	232,728	-	232,728
Accumulated amortization	(12,329,806)	(5,513,876)	(17,843,682)
Net balance - March 31, 2011	$22,659,116	$290,180	$22,949,296

Weighted average amortization period	7.89	5.00	7.48

Amortization expense for:
Nine months ended March 31, 2011	$1,281,913	$376,395	$1,658,308
Nine months ended March 31, 2010	$1,323,599	$551,979	$1,875,578

(A) Product Licenses

Product licenses include original license issue, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses included unamortized software development and enhancement costs of $16,292,019.

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

(C) Amortization

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	3/31/12	3/31/13	3/31/14	3/31/15	3/31/16	Thereafter	TOTAL
Product Licences	$1,462,240	$1,272,470	$1,054,962	$872,704	$872,704	$17,124,036	$22,659,117
Customer Lists	290,180	-	-	-	-	-	290,180

	$1,752,420	$1,272,470	$1,054,962	$872,704	$872,704	$17,124,036	$22,949,297

Page | 11

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill is comprised of the following amounts as of March 31, 2011 and June 30, 2010:

	As of March 31,	As of June 30,
	2011	2010
Asia Pacific	$1,303,372	$1,303,372
Europe	3,471,813	3,471,813
North America	4,664,100	4,664,100

Total	$9,439,285	$9,439,285

There was no impairment of the goodwill for the periods ended March 31, 2011 and June 30, 2010.

NOTE 10 – INVESTMENT UNDER EQUITY METHOD

On April 10, 2009, the Company entered into an agreement to form a joint venture with the Atheeb Trading Company, a member of the Atheeb Group (“Atheeb”). The joint venture entity, Atheeb NetSol Saudi Company Ltd., is a company organized under the laws of the Kingdom of Saudi Arabia. The venture was formed with an initial capital contribution of $268,000 by the Company and $266,930 by Atheeb with a profit sharing ratio of 50.1:49.9, respectively. The final formation of the company was completed on March 7, 2010. The joint venture was accounted for as an equity method investment as the Company has not established control over the affairs of Atheeb NetSol Saudi Company Ltd. due to its minority representation on the board of directors.

The Company's investment in equity for the period ended March 31, 2011 is as follows:

Initial investment in Atheeb at cost	$268,000
Net loss for the period	(134,719)
NetSol's share (50.1%)	(67,494)

Net book value at June 30, 2010	$200,506

Net loss for the nine months ended March 31, 2011	(440,590)
NetSol's share (50.1%)	(220,736)
Loss adjusted against investment	(200,506)

Net book value at March 31, 2011	$0

Page | 12

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2011 and June 30, 2010:

	As of March 31	As of June 30
	2011	2010

Accounts Payable	$1,057,808	$1,321,212
Accrued Liabilities	2,644,144	2,369,153
Accrued Payroll	150,681	158,392
Accrued Payroll Taxes	189,829	299,908
Interest Payable	371,246	602,614
Deferred Revenues	703	6,472
Taxes Payable	152,945	133,169
Total	$4,567,357	$4,890,921

NOTE 12 - DEBTS

(A) LOANS AND LEASES PAYABLE

Notes payable consist of the following at March 31, 2011 and June 30, 2010:

	As of March 31	Current	Long-Term
Name	2011	Maturities	Maturities

D&O Insurance	$85,093	$85,093	$-
Habib Bank Line of Credit	5,665,403	5,665,403	-
Bank Overdraft Facility	137,217	137,217	-
Term Finance Facility	875,697	291,899	583,798
Subsidiary Capital Leases	1,204,152	651,437	552,715
	$7,967,562	$6,831,049	$1,136,513

	As of June 30	Current	Long-Term
Name	2010	Maturities	Maturities

D&O Insurance	$12,122	$12,122	$-
E&O Insurance	7,046	7,046	-
Habib Bank Line of Credit	5,677,533	5,677,533	-
Bank Overdraft Facility	202,712	202,712	-
HSBC Loan	43,306	43,306	-
Term Finance Facility	1,163,738	436,402	727,336
Subsidiary Capital Leases	1,111,271	906,651	204,620
Lease abandonment liability	867,583	-	867,583
	$9,085,311	$7,285,773	$1,799,538

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.49% as of March 31, 2011 and June 30, 2010. Interest paid during the period-ended March 31, 2011 and 2010 was nominal.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 2% and 3.23% as of March 31, 2011 and June 30, 2010, respectively. Interest expense for the nine months ended March 31, 2011 and 2010 was $97,660 and $136,952, respectively.

Page | 13

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the year ended June 30, 2008, the Company’s subsidiary, NTE, entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000. The annual interest rate is 3.25% over the bank’s sterling base rate, which was 5.00% as of March 31, 2011 and June 30, 2010, respectively.

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $801,700 was converted into a loan payable with a maturity of three years. The interest rate is 7.5% with monthly payments of £14,436 or approximately $23,147. The Parent has guaranteed payment of the loan in the event the subsidiary should default. Interest expense for the nine months ended March 31, 2011 and 2010 was $216 and $10,592, respectively. As of March 31, 2011, this loan was paid off in full.

The Company’s subsidiary, NetSol PK, entered into a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 100,000,000 or approximately $1,167,596 (secured by the first charge of Rs. 580 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate.  As on June 30, 2010, the subsidiary had used Rs. 100,000,000 or approximately $1,163,738 of which $727,336 was shown as long term liabilities and the remainder of $436,402 as current maturity. As of the nine months ended March 31, 2011, the Company paid back two installment of Rs. 12,500,000 each reducing the outstanding principal amount to Rs. 75,000,000 or approximately $875,697 of which $583,798 is shown as long term liabilities and the remainder of $291,899 as current maturity. Interest expense for the nine months ended March 31, 2011 and 2010 was $121,867 and $136,234, respectively.

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2015. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the nine months ended March 31, 2011 and 2010.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2011 and June 30, 2010:

	As of March 31	As of June 30
	2011	2010
Minimum Lease Payments
Due FYE 3/31/12	$704,317	$941,406
Due FYE 3/31/13	295,279	189,155
Due FYE 3/31/14	220,952	27,481
Due FYE 3/31/15	70,990	-
Total Minimum Lease Payments	1,291,538	1,158,042
Interest Expense relating to future periods	(87,387)	(46,771)
Present Value of minimum lease payments	1,204,152	1,111,271
Less: Current portion	(651,437)	(906,651)
Non-Current portion	$552,715	$204,620

Following is a summary of fixed assets held under capital leases as of March 31, 2011 and June 30, 2010:

	As of March 31	As of June 30
	2011	2010
Computer Equipment and Software	$571,958	$473,033
Furniture and Fixtures	832,504	830,942
Vehicles	304,356	232,026
Building Equipment	302,216	302,216

Total	2,011,034	1,838,217
Less: Accumulated Depreciation	(830,993)	(621,567)
Net	$1,180,041	$1,216,650

Interest expense for the nine months ended March 31, 2011 and 2010 was $27,967 and $32,753, respectively.

Page | 14

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In 2008, the Company’s subsidiary, NTNA, had acquired an office space in Emeryville on a long term lease. However, due to the unprecedented recession experienced in 2009, the company decided to vacate the office space and terminate the lease in October 2009. The Company recorded a lease abandonment charge of $1,076,347 in the quarter-ended December 31, 2009. However, the office space was leased by another company during the quarter-ended March 31, 2010 and the lease abandonment charge was reduced by $208,764 to $867,583. In addition to this lease abandonment charge, the company had accounted for $652,386 as rent payable in its books of accounts. During quarter ended March 31, 2011, the Company entered into a final settlement agreement with the landlord against payment of $661,000. Since the liability against vacated Emeryville office stands settled as on March 31, 2011, the company recorded a gain of $858,969 against this provision in the consolidated financial statements.

(B) LOANS PAYABLE- BANK

The Company’s subsidiary, NetSol PK, has a loan with a bank, secured by the company’s assets. This loan consists of the following as of March 31, 2011 and June 30, 2010:

For the period ended March 31, 2011:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	11.00%	$2,335,191

Total			$2,335,191

For the year ended June 30, 2010:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	9.00%	$2,327,476

Total			$2,327,476

Interest expense for the nine months ended March 31, 2011 and 2010 was $137,771 and $121,332, respectively.

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

As of the period-ended March 31, 2011 and June 30, 2010, the remaining cash due of $103,226 is shown as “Other Payable – Acquisition” and the remaining stock to be issued of 46,704 shares at an average price of $1.89 is shown in “Shares to be issued” in the accompanying consolidated financial statements. Amounts payable represent the remaining McCue shareholders that have not been located as of the date of this report.

Page | 15

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – CONVERTIBLE NOTES PAYABLE

The net outstanding balance of convertible notes as of March 31, 2011 and June 30, 2010 is as follows:

Issue Date	Balance net of BCF @ 3/31/11	Current Portion	Long Term	Maturity Date

Jul-08	2,692,554	2,692,554	-	Jul-11

Total	2,692,554	2,692,554	-

Issue Date	Balance net of BCF @ 6/30/10	Current Portion	Long Term	Maturity Date

Jul-08	4,066,109		4,066,109	Jul-11
Aug-09	1,517,096	1,517,096		Aug-10
Mar-10	1,500,000	1,500,000		Mar-11

Total	7,083,205	3,017,096	4,066,109

During the quarter ended March 31, 2011, such portion of the notes which may be converted had been converted.  No remainder of the note is eligible for conversion into equity.  The remaining, outstanding balance is payable in cash.   For the periods ended March 31, 2011 and 2010, the interest expense on convertible notes was $504,676 and $733,633, respectively.

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

During the nine months ended March 31, 2011, Holders of the 2008 Note further elected to convert the principal and interest due thereon into a total of 2,744,042 shares of common stock. These conversions reduced the principal of the 2008 Note to $2,758,330.

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

Page | 16

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C) 2010 CONVERTIBLE DEBT

In March 2010, the Company issued $1,500,000 of 8% convertible debt maturing in 1 year (the “2010 Notes”), with a conversion price of $1.15 per share. The maturity dates of the 2010 notes were extendable to an additional year upon agreement of both parties.  In August, 2010, the note conversion prices were adjusted to $.0.85 per share. During the quarter ended March 31, 2011, the holders of the note elected to convert the entire amount of principal and interest due thereon into a total of 1,905,882 shares of common stock reducing the principal of the 2010 Notes to nil.

NOTE 14 - STOCKHOLDERS’ EQUITY:

(A) TREASURY STOCK

On March 24, 2008, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion. During the year ended June 30, 2008, the Company had repurchased a total of 13,600 shares on the open market valued at $25,486. The balance as of June 30, 2008 was $35,681. In September 2008, the stock repurchase plan was extended an additional 6 months. During the year ended June 30, 2009, the Company purchased an additional 208,900 shares on the open market valued at $360,328. The balance as of December 31, 2010 and June 30, 2010 was $396,008. The stock repurchase plan expired on March 24, 2009.

On July 27, 2010, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 2,000,000 of its shares of common stock over the following 6 months.  The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The Company did not repurchase any shares of common stock during the nine months ended March 31, 2011. The stock repurchase plan expired on January 27, 2011.

(B) SHARES ISSUED FOR SERVICES TO RELATED PARTIES

During the nine months period ended March 31, 2011, and year ended June 30, 2010, the Company issued a total of 442,500 and 187,500 shares of restricted common stock for services rendered by the officers of the company. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $528,900 and 163,125, as of March 31, 2011 and June 30, 2010, respectively.

During the nine months period ended March 31, 2011, and year ended June 30, 2010, the Company issued a total of 90,000 and 90,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $135,300 and $78,900, as of March 31, 2011 and June 30, 2010, respectively.

During the nine months period ended March 31, 2011 and year ended June 30, 2010, the Company issued a total of 32,699 and 139,881 shares of its common stock to employees as required according to the terms of their employment agreements valued at $33,300 and $130,500, respectively.

(C) SHARE-BASED PAYMENT TRANSACTIONS

During the period ended March 31, 2011, and year ended June 30, 2010, the Company issued a total of 337,857 and 501,931 shares of its common stock for provision of services to unrelated consultants valued at $152,543 and $275,019, respectively.

(D) SHARE ISSUED AGAINST CASH PAYMENTS

During the period ended March 31, 2011, and year ended June 30, 2010, the Company issued a total of 4,009,614 and 2,541,929 shares of its common stock against cash valued of $2,606,250 and $1,195,432, respectively.

Page | 17

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following as of March 31, 2011:

OPTIONS:		Exercise	Aggregated
	# shares	Price	Intrinsic Value

Outstanding and exercisable, June 30, 2009	7,706,917	$0.30 to $5.00	$-
Granted	300,000	$0.75
Exercised	(300,000)	$0.75
Expired	-
Outstanding and exercisable, June 30, 2010	7,706,917	$0.30 to $5.00	$146,047
Granted	1,271,000	$0.65 to $1.25
Exercised	(1,233,500)	$0.65 to $1.25
Expired / Cancelled	(487,600)
Outstanding and exercisable, March 31, 2011	7,256,817	$0.30 to $5.00	$2,135,484

WARRANTS:
Outstanding and exercisable, June 30, 2009	1,777,617	$1.65 to $3.70	$-
Granted	3,274,682	$0.31
Exercised	-
Expired	(288,980)	3.3
Outstanding and exercisable, June 30, 2010	4,763,319	$1.65 to $3.70	$1,698,387
Granted
Exercised	(3,879,028)	$0.31
Expired
Outstanding and exercisable, March 31, 2011	884,291	$0.31 to $3.70	$381,783

The average life remaining on the options and warrants as of March 31, 2011 is as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:

$0.01 - $0.99	1,593,500	6.85	0.65
$1.00 - $1.99	2,183,317	3.88	1.85
$2.00 - $2.99	2,830,000	4.07	2.70
$3.00 - $5.00	650,000	2.78	4.38

Totals	7,256,817	4.51	2.14

WARRANTS:
$0.31 - $1.99	871,791	0.96	1.44
$3.00 - $5.00	12,500	0.52	3.70

Totals	884,291	0.96	1.47

All options and warrants granted are vested and are exercisable as of March 31, 2011, except 187,500 options which will vest in the next quarter.

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

During the quarter ended September 30, 2010, the Company granted 750,000 options to five employees with an exercise price of $0.65 per share and an expiration date of 1 Year, vesting quarterly. Using the Black-Scholes method to value the options, the Company recorded $156,630 per quarter in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

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

During the quarter ended March 31, 2011, the Company granted 250,000 options to three employees with an exercise price of $1.25 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $102,154 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	2.16%
Expected life	1 month
Expected volatility	99%

WARRANTS

During the year ended June 30, 2010, the Company amended the terms of warrant agreements associated with common stock issued in October, 2007. Pursuant to the terms of the amendment, the exercise price was reduced to $0.31 from $0.63, resulting in a corresponding increase in the number of shares of common stock underlying the warrants by 3,274,682. The above holders exercised 1,000,000 warrants and 2,879,028 warrants through a cashless exercise, resulting in 2,384,390 shares issued.

(B) EQUITY INCENTIVE PLAN

In May 2008, the shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) which provides for the grant of equity-based awards, including options, stock appreciation rights, restricted stock awards or performance share awards or any other right or interest relating to shares or cash, to eligible participants. The aggregate number of shares reserved and available for award under the 2008 Plan is 1,000,000 (the Share Reserve). The 2008 Plan contemplates the issuance of common stock upon exercise of options or other awards granted to eligible persons under the 2008 Plan. Shares issued under the 2008 Plan may be both authorized and unissued shares or previously issued shares acquired by the Company. Upon termination or expiration of an unexercised option, stock appreciation right or other stock-based award under the 2008 Plan, in whole or in part, the number of shares of common stock subject to such award again becomes available for grant under the 2008 Plan. Any shares of restricted stock forfeited as described below will become available for grant. The maximum number of shares that may be granted to any one participant in any calendar year may not exceed 500,000 shares. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

Page | 20

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PERFORMANCE AWARDS

Under the 2008 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2008 Plan, which is subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock.  As of March 31, 2011, 917,000 shares have been issued under this plan to non- officers employees.

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

	2011	2010
Revenues from unaffiliated customers:
North America	$3,178,726	$4,357,077
Europe	6,284,120	4,306,032
Asia - Pacific	20,192,922	17,411,727
Consolidated	$29,655,768	$26,074,836

Operating income (loss):
Corporate headquarters	$(2,716,297)	$(3,604,522)
North America	1,108,925	(238,867)
Europe	3,027,779	901,192
Asia - Pacific	9,308,903	8,359,854
Consolidated	$10,729,311	$5,417,657

Net income (loss) after taxes and before minority interest:
Corporate headquarters	$(3,843,366)	$(5,709,382)
North America	1,092,798	(286,254)
Europe	2,929,300	876,675
Asia - Pacific	10,113,143	8,231,306
Consolidated	$10,291,875	$3,112,345

Identifiable assets:
Corporate headquarters	$17,378,180	$18,389,874
North America	1,726,918	2,511,971
Europe	7,371,237	3,682,922
Asia - Pacific	60,902,121	44,792,986
Consolidated	$87,378,456	$69,377,753

Depreciation and amortization:
Corporate headquarters	$460,617	$1,012,977
North America	383,200	404,879
Europe	535,116	483,988
Asia - Pacific	1,619,509	1,090,781
Consolidated	$2,998,442	$2,992,625

Capital expenditures:
Corporate headquarters	$-	$-
North America	55,098	19,611
Europe	1,014	104,522
Asia - Pacific	6,186,287	1,333,917
Consolidated	$6,242,399	$1,458,050

Page | 22

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net revenues by our various products and services provided for the period ended March 31, are as follows:

	2011	2010
Licensing Fees	$10,259,027	$9,515,338
Maintenance Fees	5,589,746	5,327,852
Services	13,806,995	11,231,648
Total	$29,655,768	$26,074,837

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of March 31, 2011 and June 30, 2010 was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at March 31, 2011

NetSol PK	39.48%	$11,302,206
NetSol-Innovation	49.90%	1,111,753

Total		$12,413,959

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2010

NetSol PK	42.04%	$9,133,392
NetSol-Innovation	49.90%	1,291,057
Connect	49.90%	(1,891)

Total		$10,422,557

(A) NETSOL TECHNOLOGIES, LIMITED (“NETSOL PK”)

For the nine months ended March 31, 2011 and 2010, NetSol Technologies Ltd. (“NetSol PK”) had net income of $7,596,360 and $7,476,567. The related non-controlling interest was $3,110,567 and $3,143,149, respectively.

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

During the quarter ended March 31, 2011 the company purchased 1,995,309 shares from open market with a value of $491,460. As a result of purchase the corresponding non-controlling interest decreased from 42.04% to 39.48%.

During the nine months ended March 31, 2011, NetSol PK declared and paid a cash dividend of $1,125,733, of which the Company’s interest was $653,905. The amount attributable to the minority holders was $471,828.

(B) NETSOL INNOVATION (PRIVATE) LIMITED (“NETSOL INNOVATION”)

For the nine months ended March 31, 2011 and 2010, NetSol Innovation (Private) Limited (“NetSol Innovation”) had net income of $721,766 and $222,791. The related non-controlling interest was $360,161 and $111,173, respectively.

(C) NETSOL CONNECT (“CONNECT”)

As on July 01, 2010, the Company acquired the non-controlling interest in NetSol Connect against a payment of $180,000.The balance of non-controlling interest as on June 30, 2010 (the acquisition date) was ($1,891). The company adjusted the additional paid in capital by $181,891.

Page | 23

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 18 - SUBSEQUENT EVENTS

In April investors were issued 857,143 shares of restricted common stock as part of a private placement to non-U.S. investors at the per share price of $1.40 per share based on a discount from market on the closing date.

Option holders were issued 537,500 shares of common stock through the payment of $559,375 exercise price.

Page | 24

NETSOL TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31, 2011.

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

In today’s highly competitive marketplace, business executives with labor or services-centric budgetary responsibilities are not just encouraged but, in fact, obliged to engage in a “Make or Buy” decision process when contemplating how to support and staff new development, testing, services support and delivery activities.  The Company business offerings are aligned as a BestShoring® solutions strategy.  Simply defined, BestShoring® is NetSol Technologies’ ability to draw upon its global resource base and construct the best possible solution and price for each and every customer.  Unlike traditional outsourcing offshore vendors, NetSol draws upon an international workforce and delivery capability to ensure a “BestShoring® delivers BestSolution™” approach.

NetSol combines domain expertise, not only with lowest cost blended rates from its design centers and campuses located around the world, but also with the guarantee of localized program and project management while minimizing any implementation risk associated with a single service center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  Our focus on “Solutions” serves to ensure the most favorable pricing while delivering in-depth domain experience.  NetSol currently has locations in Bangkok, Beijing, Lahore, London, the San Francisco Bay Area, and Riyadh to best serve its clients and partners worldwide.  This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”.

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

Page | 25

NETSOL TECHNOLOGIES, INC.

In addition to services, our product offerings are fashioned to provide a Best Product for Best Solution model.  Our offerings include our flagship global solution, NetSol Financial Suite (NFS™). NFS™, a robust suite of five software applications, is an end-to-end solution for the lease, finance and broader lending industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle.  NFS™ is a result of more than eight years of effort resulting in over 60 modules grouped in five comprehensive applications. These five applications are complete systems in themselves and can be used independently to exhaustively address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.

The NetSol Financial Suite™ also includes LeasePak to cater to North American market.  LeasePak provides the leasing technology industry with the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners.  LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users.  In terms of scalability, NetSol Technologies North America offers the basic product as well as a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and complexities of operations. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors.

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

The introduction of a major new product, smartOCI™, has emerged from this integration.  smartOCI™ is a new search engine technology developed by NetSol which provides corporate buyers and shoppers a simple and intuitive user interface to search multiple supplier catalogs simultaneously within the SAP SRM application.  The launch of smartOCI™ at the SAP SAPPHIRE Conference in Orlando, Florida, targeting approximately 1,000 SAP SRM platform customers has  strengthened NetSol’s presence in the global SAP Services market.

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

Page | 26

NETSOL TECHNOLOGIES, INC.

While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the San Francisco Bay area, California for North America and the parent headquarters in Calabasas, California; Horsham, United Kingdom, for Europe; and, our “center of excellence” operation in Lahore, Pakistan for Asia Pacific. The Company continues to maintain services or products and specific sales offices in Australia, China, Thailand, the Kingdom of Saudi Arabia and Pakistan and in any other country on an as needed basis.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive 3-5 year growth strategy aimed at increasing competitiveness and financial strength.

This plan intends to:

●        achieve 20-30% annual revenue growth for next 5 years
●        result in enhanced organic growth.

The plan contemplates the following enhanced activities and initiatives will accomplish these goals:

o
The remarkable success and demand of NFS™ in China has led to long term planning to expand in the Chinese market. The overall steady economic growth in China and historic transformation of the auto sector (China outsold cars against the United States in number of units in 2009) combined with growing consumer spending, warrants hiring additional local Chinese staff and infrastructure improvement. Management is poised to create a ‘proximity development center’ or PDC and clients support team to better serve our growing customers base.

o
NetSol’s Beijing office more than doubled its office space on March 1, 2011; new local Chinese staff has been added and additional hiring continues.  The process of forming a new wholly owned subsidiary by the Company, as a Wholly Owned Foreign Enterprise under Chinese laws, is in progress and is expected to be completed in the current calendar year. NetSol is positioning China to become a dominant market for lending enterprise solutions for captive multinationals and local Chinese companies, including equipment finance, big ticket leasing markets and the banking industry. In the lease and finance domain NetSol can claim the de facto leadership position in the rapidly growing Chinese market.

o
Thailand has emerged as a new market for banking and auto finance. NetSol has formalized its presence in Bangkok by establishing a wholly owned subsidiary, NetSol Thai. The office space in Bangkok has been enhanced with new hires of local and international staff to address and support a very rapidly growing market. The pipeline of new customers is growing from the markets in Japan, South Korea, Australia, India and other regional markets. These markets will be serviced and supported from the Thailand office with strong sales and client support team.

o
To date, few US-based fortune 500 captive auto finance companies have shown serious interest in NFS™.   We expect, however, to achieve stronger results through strengthening NetSol’s North American operation by augmenting the service levels of the local technical team with effective integration of the NetSol PK center of excellence, resulting in a seamless integration of core project delivery and global support teams., The consolidation period of 2009-2010 is over and we expect this mature and giant industry to add new capital investment.

o
The new and fast growing manifestations of Ecommerce, such as Cloud computing, are being utilized by some of our offerings and will be further explored by us for other offerings. Our new IP, AKA, smartOCI™ has been demonstrated and presented to major fortune 500 companies in the US as an on-demand, catalogue content management system. The demand of e-procurement search engine seems robust and attractive. Several new license sales activities are in the pipeline and we are analyzing the possibilities of spinning them out as a stand-alone Ecommerce new vertical for NetSol.

o
Europe recently experienced a severe recession.  Despite this, NetSol Europe’s operations have been steady.  Further, the business outlook is positive and, if this continues, NTE is expected to expand its product line and hire stronger management personnel. Our relationship with existing clientele is very strong and we are cautiously expanding the sales and marketing efforts in the region.

Page | 27

NETSOL TECHNOLOGIES, INC.

o
The market of the Kingdom of Saudi Arabia is robust, rich and well capitalized, offering vast opportunities for NetSol through our joint venture. Recently, there have been a few new local IT contracts awarded but our vision is based on long term and high value projects in the defense, public, infrastructure and multinational auto captive markets. In order to be equal partners with a major conglomerate, Atheeb Group, a $2 billion group in revenue, we need to have the serious financial wherewithal and resources to bid on major projects exceeding $100 million each in value. Currently, the joint venture has 10 employees based in Riyadh with direct delivery and implementation support from NetSol PK. The long term plan is to expand staffing levels and provide financial capability to bid in major projects with Atheeb.

o
NetSol PK, being our most effective and proven ‘Center of Excellence’ delivery model for our global fortune 500 clients, must continue to maintain this position.  Our NFS™ suite of products is currently undergoing a major initiative towards developing the next generation of solutions. The Company believes that this would change the landscape for NetSol and increase both demand and the market. We are in the middle of developing a comprehensive sales and marketing plan requiring new personnel, markets and investment.

o
In order to maximize the market and product potential of our SAP and Ecommerce line, highlighted by our smartOCI™ product, we are contemplating spinning this line off into its own operational entity. We believe this will better enhance product and market development by providing a dedicated management and fulfillment staff.

●            Growth – New Alliances, Mergers & Acquisition

o            Pursue new opportunities in emerging markets of Latin America - such as Brazil and Argentina - through local partners. These focused and niche markets for leasing and finance verticals represent new opportunities to introduce NFS™ and related service offerings.

o           The markets in the US and UK offer a host of complementary companies with impressive client bases to expand the distribution channels for NFS™ and its new generation product line.  There are   established small sized Companies, with relatively low valuations, which can become part of NetSol on an affordable basis. It is important to seek out these companies in order to grow our customer base, revenue and net margins by leveraging our delivery and implementation model.

Funding and Investor Relations:

The fundamental challenge constantly facing the management is to achieve sustainable growth with a healthy balance sheet, without too much dilution. In light of global opportunities for organic growth and through alliances and M&A, there are certain opportunity costs for an inability to tap into these markets and areas. Therefore, management has the responsibility to broaden its horizon by prudently exploring all available vehicles to adequately capitalize the Company. Smart new capital may be needed to make NetSol a much healthier company with an impressive balance sheet and sufficient size to   participate in and win major projects in key markets. To summarize,   the following areas would need injections of new capital either from internal operations or external injections, dependent, in part, on market conditions.

•	Expansion in China, Thailand and other emerging markets, including Latin America.

•	Expanding the North American operation to roll out NetSol new generation solutions and enter Cloud Computing Solutions.

•	Diversify in Ecommerce space such as smartOCI™ search engine.

•	Support of bigger IT related public and defense sectors projects in the Kingdom of Saudi Arabia with our joint venture partner.

•	Capital Expenditures for our next generation products, technology and infrastructure.

•	Improve credit ratings for our new big customers and win the confidence of new and existing investors.

•	Hiring and training of programmers, engineers, sales and marketing.

Capital may be injected through:  continued exercises of options by the officers in cash; new debt and stock offerings with “friends and family” investors who typically hold for long term investment and can be raised without the necessity of placement agent fees; and, such other capital raising methods that are both reasonable in terms and beneficial to the Company.

Page | 28

NETSOL TECHNOLOGIES, INC.

Investor Relations efforts will include:

•	Working to grow our institutional investor base.
•	Sharing the NetSol story with sell side analysts, funds, portfolio managers and the financial media.
•	Aggressively positioning NetSol in front of major investors’ conferences and road shows to be organized by RedChip and other major institutions.
•	Utilizing US mainstream media to highlight NetSol’s image and ‘niche’ business offering.
•	Founding management’s anticipated continued investment in the Company displaying management’s belief in NetSol’s potential to new investors.
•	Dedicating and focusing efforts to improve shareholder value.

Improving the Bottom Line:

Management believes that these measures will improve the bottom line on an ongoing basis:

•	Improve pricing, sales volume and fee structures.
•	Continue consolidation and reevaluating operating margins as ongoing activities.
•	Streamline further cost of goods sold to improve gross margins to historical levels over 70%, as sales ramp up.
•	Generate higher revenues per employee, enhance productivity and lower cost per employee.
•	Optimize the utilization of NetSol PK resources, infrastructure, processes and disciplines to maximize the bottom-line and fully leverage the cost arbitrage.
•	Grow process automation and leverage the best practices of CMMI level 5. Global delivery concept and integration will further improve both gross and net margins.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Implement SAAS model in mature markets to improve visibility and cash flow.
•	Retire Debt to reduce the interest cost significantly and to make every effort to avoid any one time charges.

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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	The global recession and consolidations have opened doors for low cost solution providers such as NetSol. The BestShoring® model of NetSol is a catalyst in today’s environment.

•	Global economic pressures and the recession have shifted users of IT processes and technology to utilize both offshore and onshore solutions providers, to control costs and improve ROIs.

•
Serious interest in NetSol’s next generation solution has been expressed by a few global companies.  Demonstrations and workshops with key global clients and partners of have been very well received. Hence, the new generation solution appears to be gaining momentum.

•
GMAC – China, the implementation of first R2 for Wholesale Finance (WFS) is on track setting a strong foundation for growth. Two other key modules (CMS / CAP) are in the development stage and are expected to be marketed in fiscal 2012.

Page | 29

NETSOL TECHNOLOGIES, INC.

•	China has become the world’s second largest economy, continuing to grow by over 9% a year while growth in other industrial nations has declined or grown only marginally.

•	China’s automobile and banking sectors have been unaffected by the global meltdown and their recent automobile sales statistics have outperformed all other economies.

•
As reported by the Associated Press, China surpassed the US as the number one automobile market in auto sales.  JD Powers & Associates anticipated further strong growth in future auto sales.  It is anticipated that this market opportunity will result in further penetration by NetSol into China’s burgeoning leasing and finance market.

•	E-Commerce, new technologies, innovations and online activities are gaining momentum in many verticals. New areas for diversification are opening for NetSol.

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

•	Improved outlook and earnings of bellwether technology companies in USA, reflecting the turnaround of this sector after recession.

•
The aid and support of trade in Pakistan from countries like the US, China, Saudi Arabia and other western and friendly countries seems to be growing recently. This will positively affect NetSol, local employees and customers worldwide. Pakistan has every potential to grow as the plans for energy, power, agriculture and infrastructures (including 12 new dams to be built by Chinese companies) create a much better outlook for Pakistan.

•
US AID and many other western agencies are diligently assisting the Pakistani people to improve literacy, education, poverty alleviation and healthcare programs. These initiatives will necessarily result in more graduates in science and technology areas.

•
Global opportunities for NetSol to diversify its delivery capabilities in new emerging economies that offer geopolitical stability and low cost IT resources, thereby reducing dependency upon Lahore technology campus.

•
Our global multi-national clients have continued to pursue deeper relationships in newer regions and countries. This reflects our customers’ dependencies and satisfaction with our NetSol Financial Suite of products.

•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 year tax holiday on IT exports of services. There are 5 more years remaining on this tax incentive.

Page | 30

NETSOL TECHNOLOGIES, INC.

Negative trends:

•	Geopolitical unrest due to extremism in the regions of Pakistan and Afghanistan.
•	Significant strains in US-Pakistan relations.
•	Recent turbulent political developments in the Arab world might delay activities and plans.
•	Natural disasters in Japan and floods disaster in Pakistan have damaged their economies.
•	The emergence of many smaller players offering IT solutions in China has resulted in greater price competition.
•	The sluggish European market, due to debt crisis, could lead to our European business suffering.
•	Dramatic and deep global recession has created a serious decline in business spending causing significant budget cuts for many of the Company’s target verticals.
•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems, squeezing IT budgets and extending decision making cycles.
•	Tighter internal processes and budgets will cause delays in the receivables from a few clients.
•	Anticipated worsening US deficit and a rise in inflation in coming years would put further stress on consumers and business spending.
•	Higher oil prices in the US could deter the growth of GDP
•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.
•
Management believes that the rupee is overvalued and that once adjustments are made there might be both positive and negative impacts on the financial statements of the Company. Positive impact could be in terms of the price of our services while translating Pakistan revenues at a higher exchange rate in the consolidated revenue statement might result in negative impact on the financial statements in future.

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

Page | 31

NETSOL TECHNOLOGIES, INC.

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

CASH RESOURCES

The company had $3.375 million worldwide in cash as on March 31, 2011.

Page | 32

NETSOL TECHNOLOGIES, INC.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2011 as compared to the Quarter Ended March 31, 2010:

Net revenues for the quarter ended March 31, 2011 and 2010 are broken out among the subsidiaries as follows:

	2011		2010
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	947,035	8.75%	1,164,436	13.04%
	947,035	8.75%	1,164,436	13.04%
Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	1,707,349	15.77%	934,316	10.46%
	1,707,349	15.77%	934,316	10.46%
Asia-Pacific:
NetSol PK	6,247,855	57.70%	5,192,834	58.13%
Netsol-Innovation	711,821	6.57%	500,653	5.60%
Connect	151,659	1.40%	123,233	1.38%
Abraxas	5,434	0.05%	22,484	0.25%
NTPK Thailand	1,056,295	9.76%	995,000	11.14%

	8,173,064	75.48%	6,834,204	76.51%

Total	$10,827,448	100.00%	$8,932,956	100.00%

Page | 33

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended March 31, 2011 and 2010 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2011		2010
		%		%
Net Revenues:
License fees	$3,652,170	33.73%	$3,644,809	40.80%
Maintenance fees	1,896,318	17.51%	1,739,799	19.48%
Services	5,278,960	48.76%	3,548,348	39.72%
Total revenues	10,827,448	100.00%	8,932,956	100.00%
Cost of revenues:
Salaries and consultants	2,448,517	22.61%	2,154,368	24.12%
Travel	237,694	2.20%	222,136	2.49%
Repairs and maintenance	79,068	0.73%	43,364	0.49%
Insurance	32,924	0.30%	40,235	0.45%
Depreciation and amortization	840,050	7.76%	578,904	6.48%
Other	412,693	3.81%	416,931	4.67%
Total cost of revenues	4,050,946	37.41%	3,455,938	38.69%
Gross profit	6,776,502	62.59%	5,477,018	61.31%
Operating expenses:
Selling and marketing	560,879	5.18%	651,485	7.29%
Depreciation and amortization	313,865	2.90%	411,563	4.61%
Bad debt expense	717	0.01%	(3,236)	-0.04%
Salaries and wages	956,465	8.83%	746,095	8.35%
Professional services, including non-cash compensation	165,010	1.52%	242,177	2.71%
Lease abandonment charges	(858,969)	-7.93%	(208,764)	-2.34%
General and adminstrative	831,131	7.68%	1,056,718	11.83%
Total operating expenses	1,969,096	18.19%	2,896,038	32.42%
Income from operations	4,807,406	44.40%	2,580,980	28.89%
Other income and (expenses)
Gain (loss) on sale of assets	2,284	0.02%	(125,419)	-1.40%
Interest expense	(148,661)	-1.37%	(312,671)	-3.50%
Interest income	48,851	0.45%	82,637	0.93%
Gain (loss) on foreign currency exchange transactions	224,531	2.07%	(190,082)	-2.13%
Share of net loss from equity investment	(78,269)	-0.72%	(23,984)	-0.27%
Beneficial conversion feature	(105,445)	-0.97%	(458,758)	-5.14%
Other income (expense)	(5,105)	-0.05%	144,609	1.62%
Total other income (expenses)	(61,815)	-0.57%	(883,667)	-9.89%
Net income before income taxes	4,745,591	43.83%	1,697,313	19.00%
Income taxes	(13,735)	-0.13%	(11,064)	-0.12%
Net income after tax	4,731,856	43.70%	1,686,248	18.88%
Non-controlling interest	(1,413,427)	-13.05%	(1,097,201)	-12.28%
Net income attibutable to NetSol	3,318,429	30.65%	589,047	6.59%

Net revenues for the quarter ended March 31, 2011 were $10,827,448 as compared to $8,932,956 for the quarter ended March 31, 2010.   This reflects an increase of $1,894,492 or 21.21% in the current quarter as compared to the quarter ended March 31, 2010.  Year over year, revenue from license income remained almost same. Services revenue, which also includes consulting and implementation, increased to $5,278,960 as compared to $3,548,348 last year. This is an increase by 48.77%. During the current quarter, the company got three new contracts of NFS including implementation, data migration and consulting services. Besides these new contracts, the company also received additional enhancements and consultancy work from its existing customers. Maintenance fees also increased by $156,519, or 9%, as compared to the corresponding period last year. As we are selling more licenses, this fee is expected to further increase in future.

Page | 34

NETSOL TECHNOLOGIES, INC.

The gross profit was $6,776,502 in the quarter ending March 31, 2011 as compared with $5,477,017 for the same quarter of the previous year. This is an increase of 23.73% or $1,299,486.  The gross profit percentage for the quarter slightly increased to 62.59% from 61.31% in the quarter ended March 31, 2010.  The cost of sales was $4,050,946 in the current quarter compared to $3,455,939 in the comparable quarter of fiscal 2010. As a percentage of sales it decreased from 38.69% for the quarter ended March 31, 2010 to 37.41% in the current quarter. Salaries and consultant fees increased by $294,149, from $2,154,369, in the prior comparable quarter, to $2,448,517. However as a percentage of sales, it decreased by 1.51% from 24.127% in the prior comparable quarter to 22.61% in the current quarter. The increase in salaries is due to annual appraisal of staff compensation by some of the subsidiaries due on January 1st. Depreciation and amortization expense also increased to $840,050 compared to $578,904 in the corresponding quarter last year or an increase of $261,145. The company has certain intangible assets under development and as soon as an asset is ready for market, its amortization is started, hence this increase.

Operating expenses were $1,969,096 for the quarter ending March 31, 2011 as compared to $2,896,038, for the corresponding period last year for a decrease of 32.01% or $926,942.  As a percentage of sales it significantly decreased by 14.23% from 32.42% to 18.19%. The main reason of this significant decrease is reversal of provision of $858,969 made for lease abandonment charges upon final settlement with the landlord. Depreciation and amortization expense amounted to $313,865 and $411,563 for the quarter ended March 31, 2011 and 2010, respectively.  Combined salaries and wage costs were $956,465 and $746,095 for the comparable periods, respectively. As a percentage of sales, these costs slightly increased from 8.35% to 8.83%. The increase in salaries is due to annual appraisal of staff compensation by some of the subsidiaries due on January 1st. General and administrative expenses were $831,131 and $1,056,718 for the quarters ended March 31, 2011 and 2010, respectively, a decrease of $225,587 or 21.35%.  As a percentage of sales, these expenses were 7.68% in the current quarter compared to 11.83% in the comparable quarter. The decrease is mainly attributable due to control over some non-cash expense on share based compensation.

Selling and marketing expenses were $560,879 and $651,485, in the quarter ended March 31, 2011 and 2010, respectively. Professional services expense decreased 31.86% to $165,010 in the quarter ended March 31, 2011, from $242,177 in the corresponding period last year.

Income from operations was $4,807,406 compared to $2,580,979 for the quarters ended March 31, 2011 and 2010, respectively. This represents an increase of $2,226,427 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 44.4% in the current quarter compared to 28.89% in the prior period.

Net income attributable to common shareholders was $3,318,429 compared to $589,047 for the quarters ended March 31, 2011 and 2010, respectively.  This is an increase of $2,729,382 compared to the prior year. Included in this income is foreign currency exchange gain of $224,531 compared to loss of $190,082. This currency exchange gain is due to appreciation of both Euro and Pound Sterling during the quarter against Pakistan Rupee. The current fiscal quarter amount includes a net reduction of $1,413,427 compared to $1,097,201 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, and the 39.48% non-controlling interest in NetSol PK.  Interest expense was $253,791 in the current quarter as compared to $312,671 in the comparable period.  Net income per share, basic and diluted, was $0.06 as compared to loss of $0.02 for the quarters ended March 31, 2011 and 2010.

The net EBITDA income was $4,585,889 compared to $1,820,610 for the quarters ended March 31, 2011 and 2010, after addition of amortization and depreciation charges of $1,153,915 and $990,467, income taxes of $13,735 and $11,064, and interest expense of $148,661 and $312,671, and deduction of interest income $48,851 and $82,637 respectively.  The EBITDA earning per share, basic and diluted was $0.09 for the quarter ended March 31, 2011 and, $0.05 for the quarter ended March 31, 2010.  As a percentage of revenues EBITDA was 42.35% compared to 20.38% for the quarters ended March 31, 2011 and 2010, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Page | 35

NETSOL TECHNOLOGIES, INC.

Nine Months Period Ended March 31, 2011 as compared to the Nine Months Period Ended March 31, 2010:

Net revenues for the nine months ended March 31, 2011 and 2010 are broken out among the subsidiaries as follows:

	2011		2010
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	3,178,726	10.72%	4,357,077	16.71%
	3,178,726	10.72%	4,357,077	16.71%
Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	6,284,120	21.19%	4,306,032	16.51%
	6,284,120	21.19%	4,306,032	16.51%
Asia-Pacific:
NetSol PK	15,732,290	53.05%	14,225,405	54.56%
NetSol-Innovation	2,107,638	7.11%	1,699,069	6.52%
Connect	470,404	1.59%	416,415	1.60%
Abraxas	24,562	0.08%	75,838	0.29%
NTPK Thailand	1,858,027	6.27%	995,000	3.82%

	20,192,921	68.09%	17,411,727	66.78%

Total	$29,655,768	100.00%	$26,074,837	100.00%

Page | 36

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the nine months ended March 31, 2011 and 2010 as a percentage of revenues:

	For the Nine Months
	Ended March 31,
	2011		2010
		%		%
Net Revenues:
License fees	$10,259,027	34.59%	$9,515,338	36.49%
Maintenance fees	5,589,746	18.85%	5,327,852	20.43%
Services	13,806,995	46.56%	11,231,648	43.07%
Total revenues	29,655,768	100.00%	26,074,837	100.00%
Cost of revenues:
Salaries and consultants	6,562,685	22.13%	6,173,966	23.68%
Travel	708,082	2.39%	611,343	2.34%
Repairs and maintenance	207,585	0.70%	180,086	0.69%
Insurance	95,003	0.32%	112,943	0.43%
Depreciation and amortization	2,150,274	7.25%	1,650,676	6.33%
Other	1,004,690	3.39%	1,884,426	7.23%
Total cost of revenues	10,728,320	36.18%	10,613,440	40.70%
Gross profit	18,927,448	63.82%	15,461,396	59.30%
Operating expenses:
Selling and marketing	2,047,726	6.90%	1,671,866	6.41%
Depreciation and amortization	848,168	2.86%	1,341,947	5.15%
Bad debt expense	254,996	0.86%	209,604	0.80%
Salaries and wages	2,613,627	8.81%	2,214,760	8.49%
Professional services, including non-cash compensation	455,371	1.54%	549,078	2.11%
Lease abandonment charges	(858,969)	-2.90%	867,583	3.33%
General and adminstrative	2,837,218	9.57%	3,188,901	12.23%
Total operating expenses	8,198,137	27.64%	10,043,739	38.52%
Income from operations	10,729,311	36.18%	5,417,657	20.78%
Other income and (expenses)
Loss on sale of assets	(13,302)	-0.04%	(214,520)	-0.82%
Interest expense	(755,781)	-2.55%	(1,153,557)	-4.42%
Interest income	143,270	0.48%	234,200	0.90%
Gain (loss) on foreign currency exchange transactions	897,767	3.03%	190,495	0.73%
Share of net loss from equity investment	(220,506)	-0.74%	(23,984)	-0.09%
Beneficial conversion feature	(401,019)	-1.35%	(1,351,972)	-5.18%
Other income (expense)	(62,406)	-0.21%	62,634	0.24%
Total other income (expenses)	(411,977)	-1.39%	(2,256,704)	-8.65%
Net income before income taxes	10,317,334	34.79%	3,160,953	12.12%
Income taxes	(25,459)	-0.09%	(48,607)	-0.19%
Net income after tax	10,291,875	34.70%	3,112,346	11.94%
Non-controlling interest	(3,470,728)	-11.70%	(3,235,093)	-12.41%
Net income (loss) attibutable to NetSol	6,821,147	23.00%	(122,748)	-0.47%

Net revenues for the nine months ended March 31, 2011 were $29,655,767 as compared to $26,074,837 for the nine months ended March 31, 2010. This reflects an increase of $3,580,930 or 13.73%. Revenue from license income increased to $10,259,027 from $9,515,338 in the corresponding nine months of fiscal 2010. This is an increase of $743,689 or 7.82%. The company manages to sell more new licenses of its product NetSol Financial Suite resulting in increased license income. Services revenue, which also includes consulting and implementation, increased to $13,806,994 as compared to $11,231,648 last year. In addition to services from new customers, this increase is also attributable to handsome enhancements and consultancy work from the existing customers. Maintenance fees also increased, by $261,894, from $5,327,852, last year, to $5,589,746, in the current nine months of fiscal 2011. As we manage to sell more licenses, this fee is expected to further increase in future.

Page | 37

NETSOL TECHNOLOGIES, INC.

The gross profit was $18,927,447 in the nine months ending March 31, 2011 as compared with $15,461,395 for the same period of the previous year or an increase of 22.42% or $3,466,053. The gross profit percentage for the nine months increased approximately 4.52% to 63.82% from 59.3% in the nine months ended March 31, 2010.  The cost of sales was $10,728,320 in the current period compared to $10,613,441 in the comparable period of fiscal 2010. As a percentage of sales it decreased from 40.7% for the nine months ended March 31, 2010 to 36.18% in the current period. Salaries and consultant fees increased by $388,719, from $6,173,967 in the prior comparable period, to $6,562,685. However as a percentage of sales, it decreased by 1.55% from 23.68% in the prior comparable period to 22.13% in the current period. The increase in salaries is due to annual appraisal of staff compensation by some of the subsidiaries due on January 1st. Depreciation and amortization expense also increased to $2,150,274 compared to $1,650,676 in the corresponding nine months of fiscal 2010 or an increase of $499,598. The company has certain intangible assets under development and as soon as an asset is ready for market, its amortization is started resulting in increase in the amortization expense.

Operating expenses were $8,198,137 for the nine months ending March 31, 2011 as compared to $10,043,739, for the corresponding period last year or a decrease of 18.38% or $1,845,602. As a percentage of sales it decreased by 10.88% from 38.52% to 27.64%.Main reason of this decrease is the reversal of provision of $858,969 upon final settlement with landlord. The provision was created in previous years, however, on settlement with the landlord, the excess provision appearing in the books of accounts has been written back. Depreciation and amortization expense amounted to $848,168 and $1,341,947 for the nine months ended March 31, 2011, and 2010, respectively. Combined salaries and wage costs were $2,613,627 and $2,214,760 for the comparable periods, respectively. As a percentage of sales, these costs slightly increased from 8.49% to 8.81%. The increase in salaries is due to annual appraisal of staff compensation by some of the subsidiaries due on January 1st. General and administrative expenses were $2,837,218 and $3,188,901 for the nine months ended March 31, 2011 and 2010, respectively, a decrease of $351,683 or 11.03%. As a percentage of sales, these expenses were 9.57% in the current period compared to 12.23% in the comparable period. The decrease is mainly attributable due to control over some non-cash expense on share based compensation.

Selling and marketing expenses were $2,047,726 and $1,671,866 in the nine months ended March 31, 2011 and 2010, respectively. The increase is due to focus on aggressive marketing efforts in different geographies of the world. The result of this investment in sales and marketing is also reflected in the increasing demand of our flagship product, NetSol Financial Suite as well as the increasing revenues of the company. Professional services expense decreased 17.07% to $455,371 in the nine months ended March 31, 2011, from $549,078 in the corresponding period last year.

Income from operations was $10,729,310 compared to $5,417,656 for the nine months ended March 31, 2011 and 2010, respectively. This represents an increase of $5,311,654 for the nine months compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 36.18% in the current period compared to 20.78% in the prior period.

Net income was $6,821,147 compared to a loss of $122,748 for the nine months ended March 31, 2011 and 2010, respectively.  This is an increase of $6,943,896 compared to the prior year.  Included in this income is foreign currency exchange gain of $897,767 and $190,495 for prior comparable period due to appreciation of Euro, US$ and Pound Sterling in the current nine months period against Pakistan Rupee. The current fiscal period amount also includes a net reduction of $3,470,728 compared to $3,235,093 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, and the 39.48% non-controlling interest in NetSol PK.  Interest expense was $860,911 in the current nine months as compared to $1,153,557 in the comparable period. This decrease in interest expense is due to reduction on the convertible note liability. Net income per share, basic and diluted, was $0.14 as compared to loss of $0.004 for the periods ended March 31, 2011 and 2010.

The net EBITDA income was $10,457,559 compared to $3,837,839 for the periods ended March 31, 2011 and 2010, after addition of amortization and depreciation charges of $2,998,443 and $2,992,623, income taxes of $25,459 and $48,607, and interest expense of $755,781 and $1,153,557 and deduction of interest income $143,270 and $234,200 respectively.  The EBITDA earning per share, basic and diluted was $0.23 and $0.22 for the period ended March 31, 2011 and $0.11 for the period ended March 31, 2010.  As a percentage of revenues EBITDA was 35.26% compared to 14.72% for the periods ended March 31, 2011 and 2010, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Page | 38

NETSOL TECHNOLOGIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

We note that the Company's cash position was $3,374,608 at March 31, 2011, compared to $4,275,443 at March 31, 2010.

Net cash provided by operating activities amounted to $7,338,966 for the nine months ended March 31, 2011, as compared to $3,910,415 for the comparable period last fiscal year. The increase is mainly due to an increase in both net profits of the Company, accounts receivable and other current assets. The increase in the overall revenues of the company due to the signing of new deals has resulted in an increase in accounts receivables and other current assets, including revenues in excess of billings. The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. The average days sales outstanding, for the period ended March 31, 2011, was 169 days as compared with 144 days in same period of fiscal 2010.

Net cash used by investing activities amounted to $11,906,032 for the nine months ended March 31, 2011, as compared to $6,055,311 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $6,242,399 compared to $1,458,050 for the comparable period last fiscal year. Besides purchasing new hardware and equipment, major expense was incurred on construction of additional infrastructure to house the increasing demand of resources. The Company also purchased non-controlling interest in NetSol Connect using $180,000 and NetSol PK utilizing $491,460 in current period. The short term investment held for sales used $258,271 in current period as compared to $Nil in corresponding previous year. The increase in intangible assets which represents amounts capitalized for the development of new products was $4,752,261 and $4,562,044 for the comparable periods.

Net cash provided by financing activities amounted to $4,036,081 and $2,319,746 for the nine months ended March 31, 2011, and 2010, respectively. The Company generated $2,899,250 through sale of its common stock whereas in the corresponding period of fiscal 2010, the cash generated through sale of common stock was $754,509. The nine months ended March 31, 2011 included the cash inflow of $1,116,175 from the exercising of stock options and warrants compared to $33,750 in nine months ended March 31, 2010. In the current fiscal period, the Company had net payments on account of bank loans, loans and capital leases of $2,823,969 as compared to $3,664,176 in the comparable period last year. The Company is operating in varying geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. The company and all its subsidiaries are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. The Company anticipates to pay back all these obligations on their respective due dates from its own sources.

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

Financial Covenants

Our UK based subsidiary, NetSol Technologies Europe Limited (NTE) has an approved overdraft facility of £200,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol Technologies Limited (NTPK) has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 300 million ($3,502,790) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

As of the date of this report, the Company and all its subsidiaries are in compliance with the financial covenants associated with its borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

Page | 39

NETSOL TECHNOLOGIES, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2011).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2011, holders of warrants were issued a total of 930,443 shares of common stock as a result of the exercise of warrants. This transaction was originally reported on an 8-K at the time of the issuance of the warrants in 2010. The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The investors are sophisticated, accredited and non-US investors and otherwise qualify under the exemption.

In January 2011, shares of restricted common stock totaling 295,000 were issued to two accredited investors who had taken part in an October 2010 offering of common stock at $.65 per share.  The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In February 2011, the independent members of the board of directors received 7,500 shares each for a total of 30,000 shares as compensation for their services to the board for the quarter ending March 31, 2011. These shares were issued in reliance on exemptions from registration under section 4(2) of the Securities Act of 1933, as amended.   All board members have direct and continuous access to the Company’s financial and business materials and filings and are able to identify any risks that may be related with the shares.  In addition, the board members have continuous and direct contact with the senior executives of the Company who may clarify any questions that they may have surrounding the shares.  All of the independent directors are accredited investors and can bear the economic risk of loss, if any.

In February 2011, a holder of a warrant was issued a total of 930,443 shares of common stock as a result of the exercise of warrants. This transaction was originally reported on an 8-K at the time of the issuance of the warrants in 2010. The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The investor is a sophisticated, accredited, and non-US investor, and otherwise qualifies under the exemption.

Page | 40

NETSOL TECHNOLOGIES, INC.

In February 2011, two officers of the company received a total of 22,500 shares as part of their compensation package pursuant to the terms of their employment agreement.   These shares were issued in reliance on an exemption from registration available under section 4(2) of the Securities Act of 1933, as amended.  All of the executive employees in this transaction have direct knowledge, experience, and access to the Company’s financial and business information.  Finally, the executives are all accredited investors and can bear the economic risk of the issued securities, if any.

In March 2011, holders of warrants were issued a total of 1,905,882 shares of common stock as a result of the exercise of warrants issued in 2007. This transaction was originally reported on an 8-K at the time of the issuance of the Notes and warrants. The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The investors are sophisticated, accredited and non-US investor and otherwise qualify under the exemption.

In March 2011, five holders of convertible notes converted the full principal value and interest into shares of common stock at the conversion rate into 1,851,882 shares of common stock.  The shares were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The investors are sophisticated, accredited and non-US investors and otherwise qualify under the exemption.

STOCK REPURCHASE PLAN

No purchases were made in the repurchase plan approved by the Board of Directors in July 2010 from the date of the inception of the plan through March 31, 2011. The maximum number of shares that may be purchased under the plan remains at 2,000,000.  The repurchase plan expired in January 2011.

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

Page | 41

NETSOL TECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date:	May 10, 2011	/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Executive Officer

Date:	May 10, 2011	/s/Boo-Ali Siddiqui

BOO-ALI SIDDIQUI
Chief Financial Officer
Principal Accounting Officer

Page | 42