Form 10-K/A
period 2010-06-30
NETSOL TECHNOLOGIES INC
filed 2011-07-28
CIK 1039280

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
Yes [ ] No [x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if  disclosure of delinquent filers in response to Item 405 of Regulation S-K(§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]                                                                Accelerated Filer [ ]
Non-accelerated Filer    [  ]                                                                Smaller reporting company [x]
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]

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

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

This Amendment to the Annual Report filed on form 10-K for the year ended June 30, 2010 is being filed solely to amend Item 9, referred to herein as former Item 8 regarding Internal Controls.  Other than as amended hereby, there are no changes to the 10-K as amended and filed on March 10, 2011.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.   Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2010. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2010, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its accounting staff do not have sufficient technical accounting knowledge relating to accounting for complex U.S. GAAP matters.  In particular, although our CFO is a Chartered Accountant (CA) in Pakistan neither he, nor our controllers, holds a Certified Public Accounting (CPA) license in the United States.  While the CA certification is recognized in several key countries relative to the Company’s operations, including Pakistan, the United Kingdom, and other British Commonwealth countries, the Company has determined that a deficiency exists with respect to required financial reporting expertise in the United States. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2010.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management is committed to remediating the material weakness as quickly as possible and we will continue to encourage our current accounting staff to both further their continuing education and to sit for the Certified Public Accountant exam in the United States. Additionally, and in recognition of immediate financial reporting needs, the Company intends to implement additional controls and procedures during the current fiscal year to continue to ensure timely and accurate financial reporting objectives. Such additional controls and procedures may include: The retention of a U.S. based CPA as Chief Financial Officer with U.S. GAAP experience and appropriate knowledge of internal controls over financial reporting, for purposes of appropriate oversight of the financial reporting process and continued training of the accounting staff; recruitment of additional personnel with relevant U.S. GAAP experience to enhance our financial reporting and internal control function; retention of the services of a consultant for advisory services with respect to SOX 404 compliance.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 30, 2010, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

  NetSol Technologies, Inc.

Date: July 28, 2011                                                                 BY: /S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: July 28, 2011                                                                 BY: /S/ Boo Ali Siddiqui

Boo Ali Siddiqui
Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 28, 2011                                                                 BY: /S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date:  July 28, 2011                                                                 BY: /S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date:  July 28, 2011                                                                 BY: /S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date:  July 28, 2011                                                                 BY: /S/ EUGEN BECKERT
Eugen Beckert
Director

Date:  July 28, 2011                                                                 BY: /S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date:  July 28, 2011                                                                 BY:/S/ MARK CATON
Mark Caton
Director

Date:  July 28, 2011                                                                 BY:/S/ ALEXANDER SHAKOW
Alexander Shakow
Director