Form 10-K
period 2011-06-30
NETSOL TECHNOLOGIES INC
filed 2011-09-16
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $75,485,576 based upon the closing price of the stock as reported on NASDAQ Capital Market ($1.74 per share) on June 30, 2011, the last business day of the registrant’s fiscal year.  As of September 13, 2011, there were 56,076,355 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

 TABLE OF CONTENTS AND CROSS REFERENCE SHEET

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10 contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the development of the Company's products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  The words "believe," "expect," "anticipate," "intend," variations of such words, and similar expressions, identify forward looking statements, but their absence does not mean that the statement is not forward looking.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Factors that could affect the Company's actual results include the progress and costs of the development of products and services and the timing of the market acceptance. Forward looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.  Given these risk and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, “NetSol,” “we”, “our,” and similar terms include NetSol Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.

PART 1

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (NasdaqCM: NTWK) (NasdaqDubai: NTWK) is a worldwide provider of IT and enterprise application solutions, NetSol Technologies, Inc. executes its mission of focusing technology on the operational needs of its clients. NetSol’s services and solutions enable businesses to streamline their operations and compete more effectively.

The Company is organized into two main revenue areas, consisting of enterprise solutions – NetSol Financial Suite (NFS™) – for the global financing, leasing and lending industry and a portfolio of managed services, including customized application development, systems integration, and business process engineering.   In addition, NetSol’ s solutions portfolio includes the smartOCI™ e-Procurement search engine for SAP SRM users.

NetSol’s clients include Dow-Jones 30 Industrials and Fortune 500 manufacturers and financial institutions, global vehicle manufacturers, and enterprise technology providers, all of which are serviced by NetSol delivery locations across the globe.

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the San Francisco Bay Area and the corporate headquarters in Calabasas, for North America; the London Metropolitan area for Europe; and Bangkok, Thailand and Lahore, Pakistan for Asia Pacific.  The Company continues to maintain services, product and/or sales specific offices in Australia, China, Thailand, the Kingdom of Saudi Arabia and Pakistan and, in any other country, on an as needed basis.

OUR BUSINESS

Corporate Highlights

A few of NetSol’s major successes achieved in 2010-2011 were:

●	Execution of a successful joint venture agreement with Atheeb Group
●	Furthering expansion in the China and Thailand markets by adding new customers
●	Certification of our smartOCI™ by SAP for integration into SAP applications
●	Favorable renewal of the frame agreement with Daimler Financial Services AG
●	Strategic understanding with SANY Auto Finance Company Limited for enhanced financial solutions and IT services
●	Entry into partnerships with CIBER Netherlands and Excelerated Sourcing Limited, UK
●	Relocation of NetSol Beijing offices to accommodate expanded operations
●	Successful implementation of ISO 20000 at NetSol PK
●	Signed memorandum of understanding with Brasilinvest Group to launch a joint venture in Brazil
●	Selection by a Fortune 500 IT Company of NetSol's smartOCI™ Search Engine as their e-procurement solution
●	NetSol PK winning the Teradata National IT Excellence Award
●	NetSol PK’s Executive Vice President being awarded CIO of the year by Teradata.
●	Successful reassessment as CMMi Level 5 by SEI of Carnegie Mellon University
●	Restructuring global operational units by streamlining the regional delivery capabilities and sales organization
●	Consolidating from three global regions to two regions with Region 1, the Americas and Europe and Region 2, Asia Pacific and the Middle East.

Company Business Model

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

NetSol combines domain expertise, not only with lowest cost blended rates from its design centers and campuses located around the world, but also with the guarantee of localized program and project management while minimizing any implementation risk associated with a single service center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  Our focus on “Solutions” serves to ensure the most favorable pricing while delivering in-depth domain experience.  NetSol currently has locations in Bangkok, Beijing, Lahore, the London metropolitan area, the San Francisco Bay Area, and Adelaide to best serve its clients and partners worldwide.  This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”.

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

Our product offerings and services also include: LeaseSoft Portals and Modules through our European operations; LeasePak 6.0b of our NFS™ product suite; enterprise wide information systems, such as or LRMIS, MTMIS, business intelligence and information security services.

To further bolster NetSol’s Solutions capabilities, in October 2008, NetSol acquired Ciena Solutions, a preferred SAP and Business Objects systems integration firm. The Ciena Solutions practice will be integrated into the newly formed wholly owned subsidiary, Vroozi, Inc.  This acquisition expanded NetSol’s domain and subject matter expertise to include integration and consulting services for the SAP ERP platform as well as intellectual property targeted for the B2B supply chain market.

Vroozi develops innovative e-commerce solutions for all business sizes and industry verticals which help companies search, source, negotiate, and order goods and services from suppliers electronically optimizing organization’s procurement and supply chain operations.  Vroozi’s Business to Business search engine, collaborative commerce, and electronic marketplace applications are deployed On Demand and can integrate seamlessly with major ERP vendor systems such as SAP or deployed independently on the Internet.

Vroozi’s first product to market is smartOCI™.  smartOCI™ is a new search engine technology and buy-side content marketplace which provides corporate buyers and shoppers a simple and intuitive user interface to search multiple supplier catalogs simultaneously within the SAP procurement application.  smartOCI™ was officially released to the market in 2011 at the SAP SAPPHIRE Conference in Orlando, Florida, targeting approximately 15,000+ SAP customers and has strengthened NetSol’s presence in the global SAP Services market.

While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to focus operational responsibility along two regions, the Americas and Europe Region and the Asia Pacific Region covering, specifically, the markets of Australia, China, Pakistan, Saudi Arabia and Thailand.   The Company continues to maintain services or products and specific sales offices in its current locations and will add offices on an as-needed basis.

Our Services

Global Business Services

 NetSol has the technical knowledge and business experience to ensure the optimization of the development process in alignment with basic business principles.  The Company’s global business services offer a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers' strategic objectives. Global business services include IT Consulting & Services; NetSol Defense Division; Business Intelligence, Independent System Review (ISR); Information Security, Outsourcing Services and Software Process Improvement Consulting; maintenance and support of existing systems; and project management.

As part of the Company’s GBS strategy, each subsidiary adheres to the BestShoring® provides BestSolutions™ model.  Each subsidiary expounds on that model by providing IT Consulting services unique to their client base.  The development of solutions for clients has resulted in the development of vertical offerings catering to various industries and accordingly, diversifying NetSol’s offerings.

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

Independent System Review (ISR) delivers high quality independent review of software systems running, or under deployment, at client sites. NetSol leverages its rich quality assurance experience in customization and implementation, as well as application development in finance and other domains.  It employs a range of automated quality assurance tools in providing independent assurance to customers regarding the reliability and performance of their new software systems.  The actual testing may be performed both onsite and offsite for the clients.

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

Software Process Improvement Consulting provides quality engineering and related consulting services to technology companies.  The services include: consultancy, facilitation services and implementation support for CMMI appraisal, all of these activities are broadly developed under the guidelines of SEI based CMMI processes as well as the information security consulting practices.

Additional services and products are provided to meet local needs within the operating regions.

Our Products

NetSol Financial Suite™

The Company develops advanced software systems for the lease and finance industries. Like our services, our product offerings are fashioned to provide a Best Product for Best Solution™ model.  Our offerings include our flagship global solution, NetSol Financial Suite (“NFS”)™, a robust suite of five software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The Company’s over eight years of effort has resulted in over 60 modules grouped in five comprehensive applications.  The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.

The constituent software applications are:

•           Point of Sale (POS).  POS is a front office processing system for companies in the financial sector.  It provides a quotation system which also incorporates a simulation for all kinds of financial products using a built-in loan calculator.   POS includes a proposal module which gathers all the required information from the customer in order to create finance or leasing contracts.  POS boasts a document management module which manages all the documents required in making the contract, such as bank statements and identity information.  POS incorporates a workflow engine that ensures smooth transition of tasks and streamlines the processes. It can work as an independent web-based system for all types of financial institutions including, but not limited to banks and finance companies.

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

Implementation Process

The implementation process normally spans three to six months.  NetSol derives its income both from selling the license to use the products, as well as from related software services. The related services include requirement study/gap analysis, customization, if required on the basis of gaps development, testing, configuration, installation at the client site, data migration, training, user acceptance testing, supporting initial live operations and, finally, the long term maintenance of the system. Any changes or enhancement done is also charged to the customer. In the requirements study/gaps analysis, the NetSol team goes to the client site to study the client’s business and functional requirements and maps them against the existing functionality available in NFS™. With the maturing of our products, free requirement studies tend to yield few, if any gaps.  The highly parameterized NFS™ solutions are configured to meet the clients’ requirements. This is followed by thorough testing, which takes place at our development facility, although some of these steps may also be carried out at the clients’ locations.  Based on successful testing, the system is installed at the client’s site.  When required, this involves migration of data from an older system to the NFS™ database.  Successful installation is followed by user and administration training.  Both functional and business users are involved.  After training, user acceptance testing is conducted, where client’s nominated staff, along with NetSol consultants, tests the system against business requirements. Upon acceptance, the system is then considered ready for normal business use. NFS™ provides mission critical software solutions, and the entire business operations of our clients hinge on successful performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all of the above steps is priced to bring value to our customers and increase our profitability from our interactions.

Pricing and Revenue Streams

The company’s NFS™ revenue streams occur through the following three main areas:  product licensing, implementation related services, and maintenance and support related services.  License fees can vary generally between $100,000 for SaaS minimal modules to over $1,000,000 for more robust multiple module implementations.  There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the customer; number of business users; and branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable.  However, revenue from sale of licenses with major customization, modification, and development is recognized on a percent of completion basis.  Implementation related services, including gap analysis, configuration, data migration, user acceptance testing (UAT) and training  are recognized in accordance with the percentage of completion method.  Maintenance and support related services are then provided on a continued basis.  Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of “Unit of Work Completed.”  The annual maintenance fee, which usually is an agreed upon percentage of overall monetary value of the implementation, then becomes an ongoing revenue stream realized on yearly basis.

Growth Prospects for NFS™

Growth prospects for NFS™ are linked to the maturing of the product portfolio and its growing customer base across different geographic and product markets. With a next generation product ready for testing at customer sites, NetSol is eyeing key international markets for growth in sales. Its sales strategy now carefully balances expansion into new geographic markets, including North and South Americas, and further consolidation of its already leading position in Asia Pacific.

Growth in North America is expected to come from the huge potential market for replacement of legacy systems. The next generation version of NFS™ is aimed at providing a highly flexible solution based on latest technology and advanced architecture for the North American customers looking to replace their legacy systems.

On the other hand, growth in NetSol’s traditionally strong base in Asia Pacific is expected through diversification across market segments, to include new customers in related banking and commercial lending areas. At the same time, the existing customer base will be tapped for increased service and maintenance revenues by offering enhanced features and new solutions to emerging customer needs.

NetSol’s growth strategy through joint ventures and partnerships will provide an important thrust to this growth strategy. Already, it is aggressively exploring NFS™ business in the Middle East through its Atheeb NetSol joint venture in the Kingdom of Saudi Arabia. Another joint venture in Brazil is expected to provide access to an exciting new customer base in South America.

Besides the growth in revenues expected through its next generation solution, NetSol expects to continue selling its current version to businesses looking for a mature and globally tested solution. Future growth will therefore involve increased revenues from both the current version and the next generation of NFS™.

NFS™ has already been winning awards and appreciation in regional markets. The most exciting of these is the Asia Pacific ICT Alliance Award that it won in 2007. This prestigious award is testimony to the quality and maturity of NFS™.

LeasePak

While the new generation of NFS™ is designed to be a truly global solution ready for customization in any market, the Company has historically provided products tailored to the various markets.  In North America, NetSol Technologies North America, Inc. (“NTNA”) has and continues to develop the LeasePak Productivity modules as an additional companion set of products to operate in conjunction with the LeasePak base system licensed software.  LeasePak handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options and asset disposition.

LeasePak’s tracking modules manage critical stages of the lifecycle, allowing users to process work using fully customizable task queues. LeasePak also includes an extensive collection of reports including origination and portfolio management, accounting, and asset financial management reports.

Additionally, NTNA offers LeasePak users a comprehensive toolkit of application interfaces to streamline portfolio management system with best-of-breed, third-party tools and enterprise applications. Designed to work with web services as well as with the client-server architecture, Link IT streamlines application integration and reduces version-maintenance overhead.  The integrated document generation for LeasePak, Doc IT, auto-generates the letters and documents required to book and finalize a deal. Using private-label customer templates, Doc IT generates letters and documents, delivers them, and archives them for instant access throughout the life of the contract, asset, and customer relationship.

This complete and integrated toolset enables the LeasePak user to leverage the power of the system to streamline originations, integrate the dealer/vendor network, automate documentation, enhance customer service, manage risk, and control infrastructure overhead.

During 2010, the NTNA Development team released two LeasePak version upgrades, LeasePak 6.2A and LeasePak 6.3A. These two sets of technical and functional enhancements were successfully released for general availability and have gone into daily use by the company’s clients. With the release of versions 6.2A and LeasePak 6.3A, LeasePak users have new options for navigation, reporting, asset remarketing, accounting, and integration with complementary applications, both within the organizational infrastructure and via the Internet.  The breadth of the functional enhancements contained in these two releases was truly impressive and has won accolades from NTNA customers.

Highlights among these improvements in LeasePak usability include:

•
LeasePak LaunchPad  – Allows for user-level configurability of the LeasePak opening screen, allowing the system to be tailored to the individual user’ s role in the organization and scope of tasks. Enables the user to have immediate access to the specific functional areas of LeasePak used the most frequently.

•
Customizable Lease/Lessee  Summary Screen – This tool is particularly valuable for those whose tasks include customer service and collections, enabling the LeasePak user to have instantaneous access to the salient data for any finance contract or for any institution customer (the "Lessee"), including summary information for all active payment schedules.

•
Password Security Enhancements – enables LeasePak to work with password requirements and acceptance protocols shared by other enterprise applications and fully compliant with contemporary security requirements, including those of regulated financial institutions.

•
Increased payment application and accounting flexibility — While LeasePak has long been an industry leader in its flexibility and ability to adapt to an organization’s specific business processes, enhancements delivered in 2010 extended this competitive advantage even further. Users now have a wide range of new options for applying cash payments, adjusting asset costs, accommodating new tax accounting requirements, tracking property insurance, and automating the adjustment or reversal of within the active term of a contract.

•
Credit Bureau Interface – Enables LeasePak users to streamline the process of credit adjudication and contract acceptance and pricing. For organizations operating in the highly-competitive sectors of micro-and small-ticket finance, this enhanced functionality results in competitively-critical improvements in decision times.

•	File Attachment URL - Enhances the ability of LeasePak to perform document updates and extensions through a web service.

•
Improved Collections Tracking  Tools – These extend the LeasePak summary screens to give collections and customer service personnel instantaneous access to a wider range of data to view payment histories.

•
LeasePak Module Enhancements- With its modular architecture, LeasePak has been designed to enable users to extend its functionality significantly through the use of LeasePak modules. 2010 saw the release and/or improvement of LeasePak modules in key operational areas. Some highlights are:

•
LeasePak Asset Focus Module – Gives LeasePak users the option to use either of two fundamentally different accounting practices: unique in the industry, LeasePak is capable of accounting at the contract level or by what is known as asset-based accounting. This flexibility gives LeasePak the ability to accommodate the accounting and customer service requirements of bank leasing teams, captive finance organizations within a manufacturing entity, and independent finance organizations.

•
VIN Validation enhancement to LeasePak Vehicle Finance module –Automates the validation of a vehicle VIN number, streamlining the completion and assuring the accuracy of vehicle finance contracts and associated documentation.

NFS™ - WFS

NFS™ - WFS enables finance companies and dealers to manage Floor plan Financing. This software has been doing very well in the Asia Pacific region and is the market leader in the Floor plan financing space in The People’s Republic of China. In 2009-2010, NetSol successfully launched NFS-WFS software in North America. Its first implementation went live at Nissan Renault Finance Mexico in November 2009. As part of the project, and after being put in production, NetSol also enhanced the software in many areas to address North American requirements. With the first NFS-WFS site up and successfully running, NetSol will be eagerly marketing and selling this new offering in North and South America.

NFS™ - DAS

NetSol’s Dealer & Auditor Management System. DAS is a web-based solution that can be used in conjunction with WFS or any third-party wholesale finance system. The system addresses the needs of these user categories:

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

LeaseSoft

In addition to offering all NetSol products, NetSol Technologies Europe, Ltd. (“NTE”) products include: LeaseSoft Portal- introduced to support online access to proposals and for the foundation of web-based origination systems; LeaseSoft Document Manager- introduced to facilitate the automation production and distribution of proposal documentation, including indexation and branding of all outbound and inbound documents; LeaseSoft Auto-Decision Engine- developed to provide automation of credit checking and underwriting for standards based financial products; LeaseSoft EDI Manager- introduced to facilitate process automation between business introducers and funders; and, Evolve- launched to provide an entry level software package for own book brokerages and small to medium size funders.

An NTE existing client, a major European bank, has commissioned the development of a Business Partner portal to support their high-volume vendor finance business. This project incorporates an auto-decisioning module, which takes in credit data from a Europe-wide credit agency. In anticipation of increased business volumes, the bank has purchased additional volume capacity from NTE to ensure full take-up of the new business flow.

In an area of the UK finance new to NTE, a customized LeaseSoft solution was delivered to a major UK short-term consumer lending business. The solution supports a wide range of consumer loan products with a focus on the sub-prime sector. This implementation has provided further proof of the powerful, high volume transactional processing engine that is the core of the LeaseSoft application. Being focused on sub-prime, the application is highly effective in the areas of customer service and delinquency management.

LeaseSoft remains core to the NTE business.  Going into 2011/12, the division has made a number of significant enhancements, which will further cement LeaseSoft as a premier application for existing customers and new prospects alike. In anticipation of improving market conditions, NTE has invested in research and development of a Business Intelligence toolset. This toolset – and the customizable nature of the framework application – means that business intelligence will provide a high value-add opportunity to offer to existing clients as well as help win new ones.

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

Initiated with a 10 person outsourcing team in Lahore in February 2005, this arrangement has extended to 110 persons with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from the Innovation Group. Prominent Innovation Group’s customers being serviced from Lahore include JM Family Enterprises USA, Avis Budget Car Rental Group USA, Norwich Union UK, Hertz UK, Aviva Canada, Erinaceous UK and many others. Backed up by a dedicated 4Mbps fiber optic link and an additional 2Mbps wireless backup link for communication and teleconferencing, this arrangement allows NetSol's human resources to efficiently and effectively respond to additional outsourcing and offshore configuration work.

Atheeb NetSol Saudi Company Limited

NetSol has forged a joint venture with the Atheeb Group, a very established and diversified business conglomerate based in Riyadh, Saudi Arabia whereby NetSol owns 50.1% and Atheeb own 49.9% of the joint venture. Atheeb Group was established in 1985 in Kingdom of Saudi Arabia and is operating in several business sectors in the Middle East.  The Atheeb NetSol Limited joint venture focuses on market development opportunities around penetrating the software engineering arena in key business sectors such as telecommunications, defense, and finance, among others. Atheeb NetSol Limited will leverage the strength of Atheeb’s local presence in key geographies where Atheeb is operating as well as supporting private, public and governmental customer business activities. NetSol will provide best practices project management and the comprehensive delivery capabilities of its CMMI Level 5 certified Center of Excellence for software engineering, research and development, as well as customer support and training.

NetSol-Brasilinvest Group

Netsol Technologies Inc. is establishing a joint venture company in Brazil with Brasilinvest Group one of the iconic corporations to facilitate economic growth in Brazil.

The Brasilinvest Group was founded in 1975 by Brazilian business leader Mario Garnero. It is Brazil's first private development agency. From its inception, Brasilinvest has played the role of a classic "banque d'affaires", a modern-day merchant bank. Along with 80 partners in 16 different countries, the Group has already coordinated, in Brazil and abroad, projects that exceed US$ 4 billion.

Nowadays, Brasilinvest takes a leading role in structuring, developing, implementing and commercializing projects and business in the sectors of real estate, high technology, environment, agribusiness, energy, health, infrastructure and telecommunication, working in fundraising and investment orientation along with international investors.

The joint venture will target whole of South America with a special emphasis on Brazil to sell and deliver NetSol Financial Suite (NFS) and other IT related Services.  The collaboration with Brasilinvest provides the NetSol operations in Brazil with management consisting of not only NetSol product experts but Brasilinvest market experts.  We anticipate a modest investment of $500,000 in year one to establish the NetSol operations in Brazil.

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

NetSol is a member of the world’s largest equipment leasing association, the Equipment Leasing and Finance Association of North America, or ELFA.  Boasting more than 1,000 members, the ELFA is a strong presence in the $500 billion North American market.

In Japan, NetSol has partnered with a leading systems integrator in the Japanese asset finance and leasing industry to grow its business in Japan’s lending market. The partnership will facilitate NetSol’s product offerings and consulting services to clients operating in Japan, while also enabling Japanese lending companies to expand their business operations to other, high growth Asia Pacific markets. The relationship will enable NetSol and its partner to mutually leverage their respective strengths in the asset finance and leasing space with NetSol’s multi-country experience and the partner’s rich Japanese market expertise.

The Company remains willing to explore mergers and acquisition opportunities with a focus on strategic acquisitions that provide immediate, strong, bottom line benefits.  Management believes that an ideal target will fulfill one or many of these criteria:  geographic synergy/providing a foot print in a market; unique and/or complimentary product lines; provide additional, and cost effective development hubs, or complimentary or target customers in a previously untapped market.  While there is no guaranty that an acquisition which appears to be sound will ultimately benefit the Company, management continues to analyze the price, value and market of any potential target.  The model of targeting well established, profitable product companies, within NetSol’s domain, management believes, has proven successful with our recent acquisitions.  Management believes this model can be replicated over the next three years.

Strategic Alliances

With its leadership position in technology and software development in Pakistan, NetSol has been actively involved in a number of partnerships with multiple international entities and corporations.  These include joint ventures, systems integration, local services, as well as consulting for large enterprises.  Some of NetSol’s partners are:

•	Oracle Microsoft Gold Partner
•	IBM Business Partner
•	Sun Microsystems
•	HP DSPP Partner
•	Daimler Financial Services
•	Innovation Group PLC UK
•	GE
•	Software Engineering Institute
•	Kaspersky Lab
•	SAP
•	Business Objects
•	IBM-Internet Security System
•	REAL Consulting
•	Intel Solutions Blueprint
•	Neptune Software, plc;
•	Field Solutions
•	Group 88 and,
•	Lease Dimensions

Daimler Financial Services (“DFS”) Asia Pacific has established an “Application Support Center (ASC)” in Singapore to facilitate the regional companies in NFS related matters. This support center is powered by highly qualified technical and business personnel. ASC NFS in conjunction with our Asia Pacific Region are supporting DFS companies in seven different countries in Asia and this list can increase as other DFS companies from other countries may also opt for NFS.  In July 2008, the Company entered into a new Frame Agreement with Daimler Financial Services AG (“DFS”) for the Asia Pacific and Africa region.  This agreement was renewed in October 2010 for an additional 3 year term.  The agreement, which serves as a base line agreement for use of the NFS products by DFS companies and affiliated companies, represents an endorsement of the NFS product line and the capabilities of NetSol to worldwide DFS entities. This continued endorsement has had a tremendous impact on our perspective customers, it has helped our sales and Business Development personnel to market and sell our NFS solution to blue chip customers around the world.  This relationship has resulted in new agreements with DFS and has served as a marketing source which has resulted in agreements with companies such as Toyota and BMW.

NTE's strategic relationship with Neptune Software plc has provided the Company with the opportunity to further develop its business in Africa. Neptune has a number of Banking clients in Africa whose interest in Leasing and Asset Finance is demonstrably increasing, this being drive by a number of fiscal factors and the desire in the region to mechanise agricultural production in particular.

Technical Affiliations

The Company currently has technical affiliations such as: a Microsoft Certified GOLD Partner; a member of the Intel Solution blueprint Program; IBM Business Partner and, an Oracle Certified Partner.

Marketing and Selling

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2012 and beyond.  The Company is aggressively growing the marketing and sales organizations in its regions.  The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting, software solutions and business process outsourcing.  Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website and, also engineers and oversees central marketing and communications programs for use by each of the business units.

Our dedicated marketing personnel, within the regions, undertake a variety of marketing activities, including sponsoring focused client events to demonstrate our skills and products, sponsoring and participating in targeted conferences and holding private briefings with individual companies. We believe that the industry focus of our sales professionals and our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements.

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

NetSol researched and identified Brazil as one of the fastest emerging economies in BRIC nations. The growth rate in excess of 6% annually and a growing middle class offers tremendous new markets for NetSol business offerings in the auto manufacturing, financial services, banks, energy and oil sectors. Most of the major global auto manufacturers, such as VW, Fiat, Nissan, Mercedez-Benz and Toyota hold a majority of the market share. In terms of the energy and oil sectors, Petrobras is the biggest oil giant in Brazil and has one of the world’s most ambitious business plans for growth. NetSol intends to focus on these sectors for NFS and customized IT solutions and services. Management believes that the newly formed joint venture with the well reputed and established Brasilinvest Group will provide introduction to these companies to promote NetSol offerings.

The Asian continent including, Australia and New Zealand, from the perspective of marketing, are targeted by the Asia Pacific Region from its Bangkok, Beijing and Lahore facilities.  The marketing for our products and services in the Americas and Europe is carried out from our San Francisco Bay Area and London Metropolitan area offices.

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

NetSol believes it should give back to the community and employees as much as possible.  Certain of our subsidiaries are located in regions where basic services are not readily available.  Where possible, NetSol acts to not only improve the quality of life of its employees but the standard of living in these regions.  An example of such programs are:

•
Humanitarian Relief:  We are all aware of the devastation that can be wrought by natural disasters.  NetSol has historically supported earthquake and flood relief where the need is the greatest.  As recently as last year, the company established a fund raising effort on a worldwide basis to encourage outside and employee contributions to relief efforts.

•
Literacy Program-- launched to educate low paid illiterate employees of the organization. The main objective of this program is to enable these resources to acquire basic reading, writing and arithmetic skills. The first phase of the plan was completed with astounding accomplishments; the people who could not even write a single word are now able to write complete letters within a span of 6 months. This initiative has been extremely successful and NetSol intends to further support this program.

•
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

•
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

•
Preventative Health Care Program--In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against Hepatitis – A/B, Tetanus, Typhoid and Flu, etc. This is a regular annual immunization program to keep employees healthy.

•
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

As of June 30, 2011, we had 872 full-time employees and 7 part-time employees; comprised of 691 IT project and technical personnel; and 188 non-IT personnel.  The non-IT personnel include 29 employees in management, 47 employees in sales and marketing, 23 employees in accounting, 17 in customer support, and 72 in general and administration.  None of our employees are subject to a collective bargaining agreement.

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

In the NFS™ business space, the barriers to entry are getting higher. The products are getting more cutting edge while richness in functionality is paramount. Older companies have prolonged the life of their legacy products by creating web-based front ends, while the core of the systems has not been re-engineered.  In the case of NFS™, we compete chiefly against leading suppliers of IT solutions to the financial industry, including names such as Fimasys, International Decision Systems (IDS), Data Scan, CHP Consulting, 3i Infotech, Finnone and Nucleus Software.

In the IT based business services areas, we compete with both smaller local firms and many global IT services providers, including names such as Wipro, InfoSys, Satyam Infoway, HCL and TCS (Tata Consulting).

Our competition is based primarily in high cost locations in the US, UK and Europe as opposed to NetSol with its facility in Bangkok and Lahore. NetSol is now the only company in the leasing and finance solution space that provides regional solutions in North America, Europe and Asia Pacific.  In addition, it is the only company in this space that is publicly listed and provides an offshore development infrastructure with CMMI level 5 accreditation.

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

Customers

Some of the customers of NetSol include: Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, China, India and Taiwan), Investec Asset Finance; BNP Paribas Lease Group; Aldermore Bank; Singers Healthcare Finance; Scania Finance; Capital One Bank, Yamaha Motors Finance Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, BMW Financial Services China, BMW Japan, Al Amthal Leasing Saudi Arabia, GMAC China, SANY Corporation China, GAC Sofinco, China, Nissan Australia, BYD China, Kiatnakin Bank Thailand and Minsheng Financial Leasing China. Volkswagen Credit U.S. & Canada; Hyundai Motor Finance; Keycorp Leasing; Chase Equipment Finance; National City Commercial Credit; City National Bank; and, Terex Corporation, Nissan Mexico.  In addition, NetSol provides offshore development and testing services to The Innovation Group Plc UK and their blue chip global insurance giants like Allstate, Cendent, etc. NetSol-Innovation contributes to about 7.84% of NetSol’s revenues. NetSol is also a strategic business partner for Daimler (which consists of a group of many companies in different countries), which accounts for approximately 20.58% of our revenue. Toyota Motors (which consists of a group of many companies in different countries) accounts for approximately 5.40% of our revenues. Nissan Auto Finance (which consists of a group of many companies in different countries) accounts for approximately 4.10% of our revenues.  However no single client represents more than 10% of the revenue for the fiscal year ended June 30, 2011.

Global Operations and Geographic Data

Effective July 1, 2011, the Company has divided the operations into two regions Asia Pacific and Americas-Europe.  The regions consist of individual subsidiaries which, while continuing to operate as autonomous companies, shall now be managed on a regional basis.

The Americas and Europe

Our operations throughout the Americas and Europe are headed by Mr. Naeem Ghauri, formerly head of Global Sales and director of the Company.  Individual subsidiaries within the region are operated by operation managers.

At NetSol Technologies North America, Inc. (“NTNA”) the operations are led by Imran Haider as COO.  Mr. Haider has been with NetSol for over 9 years with an internationally proven track record in sales, marketing, and project and client relations management. Mr. Haider is a domain expert in NetSol core business offerings.

Jeffrey Andrews, as Chief Operating Officer, NetSol Technologies Europe, Ltd (“NTE”) joined NetSol over 3 years ago. Recently returning from China where he headed up NetSol’s sales operations, Mr Andrews has over 20 years of international sales, marketing and operational experience in high value IT solutions and Business Process Consultancy.  NTE provides NetSol with access to a broad European customer base using IT solutions complementary to NetSol’s LeaseSoft product. NetSol has leveraged NTE’s knowledge base and strong presence in the Asset Finance market to launch LeaseSoft in the UK and continental Europe.

Our new e-commerce division, Vroozi, Inc. is headed by Mr. Shaz Khan and located in our Calabasas, California office.  Mr. Khan joined NetSol in 2008 as part of our acquisition of Ciena Solutions, LLC. He has been developing innovative B2C and B2B e-commerce solutions and technology for start-ups to established software companies for over twelve years with a key focus on search engine and collaboration techniques between buyer and seller.  Shaz directs the company's strategic direction, business development and marketing and is the visionary behind smartOCI™, a Business to Business (B2B) price comparison shopping engine for goods and services.  Shaz brings a wealth of experience in managing large ERP supply chain projects for a number of Fortune 1000 organizations.

Shaz received his B.A. in Computer Science and a B.A. in Economics from the University of California at Berkeley.

Asia Pacific Region

Our Asia Pacific Region is headed by Salim Ghauri, Director, former President of NetSol and current Chief Executive Officer of NetSol Technologies Limited (“NetSol PK”) (the Company’s Pakistan subsidiary).  NetSol PK is headed by Umar Zafar as Chief Operating Officer (“COO”).  The Asia Pacific region including Australia/New Zealand, the Middle East, from the perspective of NFS™ marketing, are targeted by NetSol Technologies from the Asia Pacific region offices in Beijing China, Bangkok, Thailand and Lahore, Pakistan.  While Lahore continues to be a mainstay of the Company’s delivery and, research and development; the Company has undertaken an expansion of the delivery and research and development of its Bangkok facility not only to serve its proximally located customers but to act as a back up to the Lahore facility.  With the continued growth of the Chinese market, Beijing continues to expand as a sales and support facility.  Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential markets.  These offices currently include Adelaide, Australia and Riyadh, Kingdom of Saudi Arabia.

Our Asia Pacific Region accounted for approximately 68.85% of our revenues in 2011 and our Americas-Europe Region accounted for approximately 31.15% of our revenues in 2011.  Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K.  See note 2 of Notes to Consolidated Financial Statements under Item 8.

Web Presence

The Company is committed to regaining and extending the advantages of its direct model approach by moving even greater volumes of product sales, service and support to the Internet. The Internet provides greater convenience and efficiency to customers and, in turn, to the Company. The company maintains its corporate website at www.netsoltech.com. NetSol’s software development and SQA team as well as its clients use its web based customer relationship management solution (HelpDesk) for timely and direct communication, as part of providing ongoing support and maintenance services. More details can be found on http://www.netsolhelp.com.

Through the company’s web sites, its customers, both existing and potential, and investors can access a wide range of information about its product offerings, and support and technical matters.

Intellectual Property

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information.   The NetSol logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan.   The NetSol logo and BestShoring® name has been registered with the U.S. Patent and Trademark Office.  The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.  The Company has filed for registration of the smartOCI™ logo and name with the United States Patent and Trademark Office.  In addition, the Company has also filed for a patent on the smartOCI™ technology with the United States Patent and Trademark Office.

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

Available Information

Our website is located at www.netsoltech.com, and our investor relations website is located at http://www.netsoltech.com/IR/.  The following filings are available through our investor relations website after we file with the SEC:  Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders.  These filings are also available for download free of charge on our investor relations website.  We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements and other ownership related filings.  Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website.  Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website.  Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts.  Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http://www.netsoltech.com/company/corporate-governance.php.  The content of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 2 - PROPERTIES

Company Facilities

The Company’s corporate headquarters have been located at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302 since 2003.  It is located in approximately 1,919 rentable square feet, with a monthly rent of $4,317.75. The lease is a two-year lease expiring in December 2011.

Other leased properties as of the date of this report are as follows:

Location/Approximate	Square Feet	Purpose/Use	Monthly Rental Expense

Alameda, CA	4,298	Computer & General Office	$7,148

Beijing, China	3,012	General Office	$10,082

Horsham, UK (NetSol Europe)	6,570	Computer and General Office	$12,528

NetSol Connect (Karachi Office)	2,310	General Office	$1,118

NetSol PK (Pindi Office)	1,912	General Office & Guest House	$639

Bangkok, Thailand	1,980	Computer and General Office	$4,141

The Beijing lease is a three year lease that expires in January 2014. The monthly rent is approximately $10,082 (RMB 64,526) per month.  The Bangkok lease is a three year lease expiring November 2013 with monthly rent of $4,141 (THB 127,912). The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2021 for an annual rent of £75,000 (approximately $123,750).  The Alameda lease, where NTNA offices are located, is a three year lease with monthly rent of $7,148 expiring November 2012.  The NetSol Connect Karachi office lease is a one year lease expiring December 2011 and is rented at the rate of $1,118.  The NetSol Pindi office lease is a one year lease that expires in July 2012 and currently is rented at the rate of approximately $639 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space.

Lahore Technology Campus

The Technology Campus was inaugurated in Lahore, Pakistan in May 2004.  This facility consists of 50,000 square feet of computer and general office space.  This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan.  Title to this facility is held by NetSol Technologies Ltd. and is not subject to any mortgages.  The Company also signed a strategic alliance agreement with the IT ministry of Pakistan to convert the technology campus into a technology park.  By this agreement, the IT ministry has invested nearly 10 million Rupees (approximately $150,000) to install fiber optic lines and improve the bandwidth for the facility.  In order to cater for future business expansion and taking advantage of depressing real estate market, the company purchased two cottages adjacent to its main building. Total covered area of these cottages is 4,900 sq feet and it cost was approximately $250,000. The management has moved its accounts, finance, internal audit, company secretariat, costing and budgeting, graphics, technical communication & procurement departments into these cottages.

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

	2010-2011		2009-2010
Fiscal
Quarter	High	Low	High	Low

1st (ended September 30)	1.69	0.71	1.17	.56
2nd (ended December 31)	2.11	1.30	1.23	.75
3rd (ended March 31)	2.39	1.56	1.09	.80
4th (ended June 30)	1.94	1.28	.95	.70

Common stock of NetSol Technologies, Inc. is also listed and traded on the NasdaqDubai Market under the ticker symbol “NTWK” since June 16, 2008.

RECORD HOLDERS - As of September 13, 2011, the number of holders of record of the Company's common stock was 211. As of September 13, 2011, there were 56,076,355 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	7,097,547(1)	$2.15(2)	5,571,013(3)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	7,097,547	$2.15	5,571,013

(1)
Consists of 7,400 under the 2001 Incentive and Nonstatutory Stock Option Plan; 780,000 under the 2002 Incentive and Nonstatutory Stock Option Plan; 340,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 2,920,275 under the 2004 Incentive and Nonstatutory Stock Option Plan; and 2,871,642 under the 2005 Incentive and Nonstatutory Stock Option Plan.

(2)	The weighted average of the options is $2.19.
(3)
Represents 51,259 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan; 61,754 available for issuance under the 2004 Incentive and Nonstatutory Stock Option Plan; 375,000 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan, 83,000 available for issuance under the 2008 Incentive and Nonstatutory Stock Option Plan and 5,000,000 available for issuance under the 2011 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

In April 2011, the Company’s employees exercised options to acquire 537,500 shares of common stock in exchange for a total exercise price of $559,375.  The shares were all part of the Company’s Stock Option plans which have been previously registered under Regulation S-8 of the Securities Act of 1933, as amended.

In April 2011, the Company issued 1,097,142 shares rule 144 common stock as part of a Stock Purchase in exchange for $1.5 million dollars.  The Shares were issued in reliance on exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

 ITEM 6 – SELECTED FINANCIAL DATA

The Company, as a Smaller Reporting Company, is not required to provide the information required by this section.

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2011.  It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

 A few of NetSol’s major successes achieved in 2010-2011 were:

•Executing a successful joint venture agreement with Atheeb Group
•Further expansion in the China market by adding new customers
•Certification of our smartOCI™ by SAP for integration into SAP applications
•Favorable renewal of the frame agreement with Daimler Financial Services AG
•Strategic understanding with SANY Auto Finance Company Limited for enhanced financial solutions and IT services
•Entry into  partnerships with CIBER Netherlands and Excelerated Sourcing Limited, UK
•Relocation of NetSol Beijing offices to accommodate expanded operations
•Successfully implemented ISO 20000 at NetSol PK
•Signed memorandum of understanding with Brasilinvest Group to launch a joint venture in Brazil
•Fortune 500 IT Company selected NetSol's smartOCI™ Search Engine as their e-procurement solution •NetSol PK won Teradata National IT Excellence Award
•NetSol PK’s Executive Vice President awarded CIO of the year from Teradata
•Successfully reassessed as CMMi Level 5 by SEI of Carnegie Mellon University
•Restructured global operational units by streamlining the regional delivery capabilities and sales organization Consolidated from three global regions to two regions with Region 1 the Americas and Europe and Region 2 Asia Pacific and the Middle East

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) raise funds for continued operations and growth; (c) make a major entry in the US market and, (d) continue to streamline sales and marketing efforts in the Asia Pacific region, Europe, China and the Middle East, Japan and Australia. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive 3-5 year growth strategy aimed at increasing competitiveness and financial strength.

This plan is designed to:

●        Achieve 15-25% annual revenue growth for next 5 years
●        Result in enhanced organic growth
●        Foster strategic and synergestic M&A and alliances
●        Enhance delivery capabilities in USA and Thailand locations

The plan contemplates the following enhanced activities and initiatives will accomplish these goals:

o
The remarkable success and demand of NFS™ in China has led to long term planning to expand in the Chinese market. The overall steady economic growth in China and historic transformation of the auto sector (China outsold cars against the United States in number of units in 2009) combined with growing consumer spending, warrants hiring additional local Chinese staff and infrastructure improvement. Management is poised to create a ‘proximity development center’ or PDC and clients support team to better serve our growing customers base. The Chinese market offers huge opportunities in the auto sectors in comparison with the US market, thus offers a very strong growth opportunities for NFS.

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

o
Thailand has emerged as a new market for banking and auto finance. NetSol has formalized its presence in Bangkok by establishing a wholly owned subsidiary, NetSol Thai. The office space in Bangkok has been enhanced with new hires of local and international staff to address and support a very rapidly growing market. The pipeline of new customers is growing from the markets in Japan, South Korea, Australia, India and other regional markets. These markets will be serviced and supported from the Thailand office with strong sales and client support team. The Bangkok facility is intended to become the prime location for delivery and implementation for global customers and partners particularly in Asia Pacific.

o
To date, few US-based fortune 500 captive auto finance companies have shown serious interest in NFS™.   We expect, however, to achieve stronger results through strengthening NetSol’s North American operation by augmenting the service levels of the local technical team with effective integration of the NetSol PK center of excellence, resulting in a seamless integration of core project delivery and global support teams. The consolidation period of 2009-2010 is over and we expect this mature and giant industry to add new capital investment.  NetSol is experiencing a growing interest in our next generation NFS solution which is  poised to go to market by late 2012 to expand our revenue base.

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

o
In order to maximize the market and product potential of our SAP and Ecommerce line, highlighted by our smartOCI™ product, we are spinning this line off into its own operational entity.  We believe this will better enhance product and market development by providing a dedicated management and fulfillment staff.

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

•
Global opportunities for NetSol to diversify its delivery capabilities to Bangkok, Thailand and such other new emerging economies that offer geopolitical stability and low cost IT resources, thereby reducing dependency upon the Lahore technology campus.

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

Negative trends:

•	Geopolitical unrest due to extremism in the regions of Pakistan and Afghanistan.

•	Significant strains in US-Pakistan relations.

•	Recent turbulent political developments in the Arab world might delay activities and plans.

•	Natural disasters in Japan and floods disaster in Pakistan have damaged their economies.

•	The emergence of many smaller players offering IT solutions in China has resulted in greater price competition.

•	The fear of renewed recession in light of U.S debt down-grade and the continued sluggish European market, could lead to our business in North America and Europe suffering.

•	Dramatic and deep global recession has created a serious decline in business spending causing significant budget cuts for many of the Company’s target verticals.

•	Tighter internal processes and budgets will cause delays in the receivables from a few clients.

•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems, squeezing IT budgets and extending decision making cycles.

•	Anticipated worsening US deficit and a rise in inflation in coming years would put further stress on consumers and business spending.

•	Higher oil prices in the US could deter the growth of GDP.

•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

•
Management believes that the Pakistan rupee is overvalued and that once adjustments are made there might be both positive and negative impacts on the financial statements of the Company. Positive impact could be in terms of the price of our services while translating Pakistan revenues at a higher exchange rate in the consolidated revenue statement might result in negative impact on the financial statements in future.

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

MULTIPLE ELEMENT ARRANGEMENTS

We may enter into multiple element revenue arrangements in which a customer may purchase a number of different combinations of software licenses, consulting services, maintenance and support, as well as training and development (multiple-element arrangements).

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

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis, whichever method results in a higher level of amortization.

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

The source of the Company’s goodwill relates to the acquisition of three companies namely NetSol PK Tech, CQ Systems, UK and McCue Systems, USA. NetSol PK Tech operates in the Asia Pacific region; CQ Systems (currently NetSol Technologies Europe Limited) operates in Europe; and McCue Systems (currently NetSol Technologies North America, Inc.) operates in the North American region. All these geographies are considered as different reporting units (segments). Goodwill arising from the acquisition of these companies has been allocated to their respective geographical segments to which they relate. While identifying reporting units/ segments, the Company takes into consideration the reports reviewed by the CEO (chief operating decision maker). As our financial reports are analyzed on this regional basis, we have defined this as segment reporting for purposes of goodwill impairment testing. Reporting unit detail of goodwill as of June 30, 2011 and 2010 is given below:

Reporting Units	2010	2009
Asia Pacific	$1,303,372	$1,303,372
Europe	3,471,813	3,471,813
North America	4,664,100	4,664,100
Total	$9,439,285	$9,439,285

There was no impairment of goodwill for the years ended June 30, 2011 and 2010. A number of factors are taken into consideration while calculating the fair value of the reporting units. These factors include the projected after tax earnings of the reporting unit, industry price earnings ratio and a reasonable discount rate to arrive at the actual fair value of the reporting unit.

As the fair value of all reporting units substantially exceeded the carrying values, no impairment was identified in the consolidated financial statements. The following table sets forth the percentage by which the fair value exceeds the carrying value for all reporting units as on June 30, 2011:

Reporting Units	Percentage by which fair value exceeds carrying value
Asia Pacific	108.42%
Europe	29.61%
North America	99.66%

CASH RESOURCES
We were successful in maintaining our cash position by the end of our fiscal year, June 30, 2011 with $4.17 million in cash worldwide. In addition, $5,714,300 was injected by the exercise of options and sale of equity during 2011.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2011 COMPARED TO THE YEAR ENDED JUNE 30, 2010

Net revenues for the year ended June 30, 2011 were $36,547,575 as compared to $36,779,897 for the year ended June 30, 2010.   Net revenues are broken out among the subsidiaries as follows:

	2011		2010
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
Netsol Tech NA	4,223,863	11.56%	5,627,277	15.30%
	4,223,863	11.56%	5,627,277	15.30%
Europe:
Netsol UK	-	0.00%	-	0.00%
Netsol Tech Europe	7,158,145	19.59%	5,105,434	13.88%
	7,158,145	19.59%	5,105,434	13.88%
Asia-Pacific:
Netsol Tech (PK)	19,432,468	53.17%	21,397,724	58.18%
Netsol-Innovation	2,864,942	7.84%	2,210,357	6.01%
Netsol Connect	612,789	1.68%	542,521	1.48%
Netsol-Abraxas Australia	44,540	0.12%	96,583	0.26%
Netsol-Thailand	2,210,827	6.05%	1,800,000	4.89%

	25,165,566	68.86%	26,047,185	70.82%

Total	$36,547,575	100.00%	$36,779,897	100.00%

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2011 and 2010 as a percentage of revenues.

	For the Year
	Ended June 30,
	2011		2010
Net Revenues:		%		%
License fees	$11,284,472	30.88%	$14,157,107	38.49%
Maintenance fees	7,488,387	20.49%	7,047,936	19.16%
Services	17,774,715	48.63%	15,574,853	42.35%
Total revenues	36,547,575	100.00%	36,779,897	100.00%
Cost of revenues:
Salaries and consultants	8,716,495	23.85%	8,164,147	22.20%
Travel	1,044,767	2.86%	843,626	2.29%
Repairs and maintenance	307,115	0.84%	256,997	0.70%
Insurance	126,584	0.35%	140,496	0.38%
Depreciation and amortization	3,108,286	8.50%	2,298,092	6.25%
Other	1,500,880	4.11%	2,163,689	5.88%
Total cost of revenues	14,804,127	40.51%	13,867,048	37.70%
Gross profit	21,743,448	59.49%	22,912,849	62.30%
Operating expenses:
Selling and marketing	3,016,402	8.25%	2,222,841	6.04%
Depreciation and amortization	1,180,226	3.23%	1,609,854	4.38%
Bad debt expense	367,064	1.00%	442,804	1.20%
Salaries and wages	3,347,896	9.16%	3,026,275	8.23%
Professional services, including non-cash compensation	806,212	2.21%	900,125	2.45%
Lease abandonment charges	(858,969)	-2.35%	867,583	2.36%
General and adminstrative	3,719,797	10.18%	4,115,658	11.19%
Total operating expenses	11,578,627	31.68%	13,185,141	35.85%
Income from operations	10,164,821	27.81%	9,727,709	26.45%
Other income and (expenses)
Loss on sale of assets	(21,461)	-0.06%	(224,741)	-0.61%
Interest expense	(863,707)	-2.36%	(1,478,474)	-4.02%
Interest income	154,856	0.42%	261,296	0.71%
Gain (loss) on foreign currency exchange transactions	1,115,647	3.05%	(66,919)	-0.18%
Share of net loss from equity investment	(220,506)	-0.60%	(67,494)	-0.18%
Beneficial conversion feature	(453,989)	-1.24%	(1,867,787)	-5.08%
Other income (expense)	(52,149)	-0.14%	56,571	0.15%
Total other income (expenses)	(341,309)	-0.93%	(3,387,548)	-9.21%
Net income before income taxes	9,823,512	26.88%	6,340,160	17.24%
Income taxes	(120,542)	-0.33%	(53,943)	-0.15%
Net income after tax	9,702,970	26.55%	6,286,217	17.09%
Non-controlling interest	(3,974,882)	-10.88%	(4,892,097)	-13.30%
Net income attibutable to NetSol	5,728,087	15.67%	1,394,120	3.79%

 The Company has maintained its estimated revenue projections despite severe global economic challenges. Total consolidated net revenue for fiscal year 2011, slightly decreased 0.63% from $36,779,897 in fiscal year 2010 to $36,547,575 in fiscal year 2011. This decrease included a 6.25% growth in maintenance fee revenue, from $7,047,936 to $7,488,387 and a 14.12% growth in service revenue from $15,574,853 to $17,774,715, including consulting and implementation services. The decrease in consolidated net revenue is attributed to approximately a 20.29% decline in license revenue from $14,157,107 in 2010 to $11,284,472 in 2011. This decrease is mainly attributable to delay in signing new contacts by some prospective customers owing to worldwide recession and deteriorating geo-political condition of the sub-continent. However, none of the deals in pipe have been lost by the Company and the management anticipates getting the deals signed in the coming quarters.

The Company is well-positioned for revenue growth and has invested heavily in the development of its next generation product, which is expected to be completed during the calendar year 2012. Globally, our target customers are still using old systems for maintaining their lease and finance portfolios and are now planning to replace their legacy systems. NetSol, being a trusted name in this field, is in a good position to tap new business from these companies. The completion of this next generation software will provide the Company the capability to enter into a much larger market. We note that this product-conversion may negatively impact our license fee revenue until which point the new product gains traction in the marketplace.

The gross profit was $21,743,448 for year ended June 30, 2011, as compared with $22,912,849 for the same period of the previous year.  This is a 5.10% decrease.  The gross profit percentage was 59.49% for the current fiscal year and 62.30% in the prior year.   The cost of sales was $14,804,127 in the current year compared to $13,867,048 in the prior year. The increase in cost of sales is mainly due to increase in salaries of the staff, increase in depreciation and amortization expense and some inflationary factors affecting global economy.

Operating expenses were $11,578,627 for the year ended June 30, 2011, as compared to, $13,185,141 for the year ended June 30, 2010, a decrease of 12.18% from the prior year.  The decrease is mainly attributable to reversal of lease abandonment charges upon final settlement with the lessor. Depreciation and amortization expense amounted to $1,180,226 and $1,609,854 for the year ended June 30, 2011 and 2010, respectively.  Combined salaries and wage costs were $3,347,896 and $3,026,275 for the comparable periods, respectively, or an increase of $321,621 from the corresponding period last year. General and administrative expenses were $3,719,797 and $4,115,658 for the years ended June 30, 2011 and 2010, respectively, a decrease of $395,862 or 9.62%. As a percentage of sales, these expenses were 10.18% in the current year compared to 11.19% in the prior year. The decrease in costs is due to the cost rationalization measures taken by the company.

Selling and marketing expenses increased to $3,016,402 for the year ended June 30, 2011 as compared to $2,222,841 for the year ended June 30, 2010.  As a percentage of sales, these expenses were 8.25% in the current year compared to 6.04% in the prior year.  The Company provided for certain doubtful debts of $367,064 and $442,804, during the years ended June 30, 2011 and 2010, respectively.

Income from operations in fiscal year 2011 was $10,164,821 as compared to $9,727,709 in fiscal year 2010. As a percentage of sales, net income from operations was 27.81% in the current year as compared to 26.45% in the prior period.

Net income in fiscal year 2011 was $5,728,087 as compared to $1,394,120 in fiscal year 2010.    The current fiscal year amount includes a net reduction for the minority interest in earnings of $3,974,882 compared to a reduction of $4,892,097 in the prior year for the 49.9% minority interest in NetSol Innovation, and the 39.48% minority interest in NetSol PK. The net earnings per share, basic and diluted, were $0.12 in 2011 as compared to $0.04 in 2010.

The net EBITDA income was $10,845,991 as compared to $6,573,187 after amortization and depreciation charges of $4,288,512 and $3,907,946, income taxes of $120,542 and $53,943, interest expense of $863,707 and $1,478,474 and interest income of $154,856 and $261,296 respectively.  The EBITDA income per share, basic & diluted was $0.22 as compared to $.19 and $0.17 in the year ago period. Although the net EBITDA income is a non-GAAP measure of income, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Quarterly Results of Operations for the quarter ended June 30, 2011 and June 30, 2010

Net revenues for the quarter ended June 30, 2011 and 2010 are broken out among the subsidiaries as follows:

	2011		2010
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
Netsol Tech NA	1,045,137	15.16%	1,270,200	11.87%
	1,045,137	15.16%	1,270,200	11.87%
Europe:
Netsol UK	-	0.00%	-	0.00%
Netsol Tech Europe	874,025	12.68%	799,402	7.47%
	874,025	12.68%	799,402	7.47%
Asia-Pacific:
Netsol Tech (PK)	3,700,178	53.69%	7,172,319	67.00%
Netsol-Innovation	757,304	10.99%	511,288	4.78%
Netsol Connect	142,385	2.07%	126,106	1.18%
Netsol-Abraxas Australia	19,978	0.29%	20,745	0.19%
Netsol-Thailand	352,800	5.12%	805,000	7.52%

	4,972,645	72.15%	8,635,458	80.67%

Total	$6,891,807	100.00%	$10,705,060	100.00%

The following table presents our unaudited quarterly results of operations for the quarters ended June 30, 2011 and 2010.  You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report.  We have prepared the unaudited information on the same basis as our audited consolidated financial statements.  This table includes normal recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results for the quarters presented.  Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	For the Three Months
	Ended June 30,
	2011		2010
Net Revenues:		%		%
License fees	$1,025,446	14.88%	$4,641,770	43.36%
Maintenance fees	1,898,641	27.55%	1,720,084	16.07%
Services	3,967,720	57.57%	4,343,206	40.57%
Total revenues	6,891,807	100.00%	10,705,060	100.00%
Cost of revenues:
Salaries and consultants	2,153,809	31.25%	1,990,180	18.59%
Travel	336,685	4.89%	232,283	2.17%
Repairs and maintenance	99,530	1.44%	76,911	0.72%
Insurance	31,581	0.46%	27,553	0.26%
Depreciation and amortization	958,011	13.90%	647,415	6.05%
Other	496,190	7.20%	279,263	2.61%
Total cost of revenues	4,075,807	59.14%	3,253,605	30.39%
Gross profit	2,816,000	40.86%	7,451,454	69.61%
Operating expenses:
Selling and marketing	968,677	14.06%	550,307	5.14%
Depreciation and amortization	332,058	4.82%	267,907	2.50%
Bad debt expense	112,068	1.63%	233,200	2.18%
Salaries and wages	734,269	10.65%	811,515	7.58%
Professional services, including non-cash compensation	350,841	5.09%	350,647	3.28%
General and adminstrative	882,578	12.81%	849,398	7.93%
Total operating expenses	3,380,490	49.05%	3,062,974	28.61%
Income (loss) from operations	(564,490)	-8.19%	4,388,481	40.99%
Other income and (expenses)
(Loss) on sale of assets	(8,159)	-0.12%	(10,221)	-0.10%
Interest expense	(107,927)	-1.57%	(314,981)	-2.94%
Interest income	11,587	0.17%	27,096	0.25%
Gain (loss) on foreign currency exchange transactions	217,880	3.16%	(257,414)	-2.40%
Share of net loss from equity investment	-	0.00%	(43,510)	-0.41%
Beneficial conversion feature	(52,970)	-0.77%	(515,815)	-4.82%
Other income (expense)	10,257	0.15%	(94,426)	-0.88%
Total other income (expenses)	70,668	1.03%	(1,209,271)	-11.30%
Net income before and income taxes	(493,822)	-7.17%	3,179,209	29.70%
Income taxes	(95,083)	-1.38%	(5,337)	-0.05%
Net income (loss) after tax	(588,905)	-8.55%	3,173,872	29.65%
Non-controlling interest	(504,154)	-7.32%	(1,657,004)	-15.48%
Net income (loss) attibutable to NetSol	(1,093,059)	-15.86%	1,516,869	14.17%

Liquidity and Capital Resources

We note that the Company's cash position was $4,172,802 at June 30, 2011 compared to $4,075,546 at June 30, 2010.   Further, we note that the Company’s current assets, as of June 30, 2011, totaled $34,590,439 and were 40.39% of total assets, an increase of 3.70% from $33,354,816, or 46.24% of total assets as of June 30, 2010.  As of June 30, 2011, the Company's working capital (current assets less current liabilities) totaled $14,575,589 compared to $12,887,508 as of June 30, 2010, an increase of $1,688,081. As of June 30, 2011, the Company had $15,062,503 million in accounts receivable and $7,601,230 million in revenues in excess of billings.  Net cash provided by operating activities amounted to $13,922,189 for the year ended June 30, 2011, as compared to $8,669,710 for the year ended June 30, 2010.

The increase is mainly due to an increase in accounts receivable and net profits of the company, accounts receivable.  The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. Payments are usually received within the due dates. The average days sales outstanding for the year ended June 30, 2011, were 152 days as compared with 122 days in fiscal year 2010.

We note that net cash used in investing activities amounted to $17,795,596 for the year ended June 30, 2011, as compared to $10,216,790 for the year ended June 30, 2010. The difference is primarily a result of the capitalization of intangible assets and an increase in purchases of fixed assets. Please note that the Company had purchases of property and equipment of $9,085,148 compared to $2,986,495 for the comparable period last fiscal year.

We note that net cash provided by financing activities amounted to $4,266,782 and $1,708,837 for years ended June 30, 2011, and 2010, respectively.  The current fiscal year included the cash inflow of $4,099,250 from the sale of common stock and $1,615,050 from the exercising of stock options and warrants, compared to $854,509 and $71,250 in the prior year, respectively.  As of June 30, 2011 the convertible notes payable, net of the associated beneficial conversion feature amounted to $2,745,524 which will be payable in fiscal 2011.

In the current fiscal year, the Company had $2,969,146 in proceeds from bank loans, and net capital leases payments of $3,118,344 as compared to $4,540,971 in proceeds from bank loans, and net capital leases payments of $4,328,700 in the comparable period last year.  The Company operates in a range of geographical regions of the world through its various subsidiaries. These subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. The Company and all of its subsidiaries are in compliance with our financial covenant arrangements. The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 200,000,000 or approximately $2,319,378 which is secured by the first of Rs. 580 million of land, building, and equipment of the Company. The Company has used only Rs. 75 million ($869,767 approximately) of this facility as on June 30, 2011 and the balance of Rs. 125 million is available depending upon the financial requirements of the Company.

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

Financial Covenants

Our UK based subsidiary, NetSol Technologies Europe Limited (NTE) has an approved overdraft facility of £200,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol Technologies Limited (NTPK) has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 400 million ($4,638,757) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Kabani & Company, Inc.’s report on NetSol’s financial statements for the fiscal years ended June 30, 2011 and June 30, 2010, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol's financial statements for the fiscal years ended June 30, 2011 and June 30, 2010 there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.   Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2011. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2011, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its accounting staff do not have sufficient technical accounting knowledge relating to accounting for complex U.S. GAAP matters.  In particular, although our CFO is a Chartered Accountant (CA) in Pakistan neither he, nor our controllers, holds a Certified Public Accounting (CPA) license in the United States.  While the CA certification is recognized in several key countries relative to the Company’s operations, including Pakistan, the United Kingdom, and other British Commonwealth countries, the Company has determined that a deficiency exists with respect to required financial reporting expertise in the United States. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2011.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 30, 2011, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

ITEM 9B. OTHER INFORMATION

On September 13, 2011, NetSol Technologies, Inc. entered into a purchase agreement to sell convertible notes with a total principal value of $4,000,000 and warrants to purchase shares of common stock to  an investment fund managed by CIM Investment Management Limited and another accredited investor.  The notes have a 2 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.895 per share, which conversion price was determined as of September 13, 2011, the date of the purchase agreement.  The warrants have a 5 year term and have an initial exercise price of $0.895 per share.  The issuance of the notes and warrants was made in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2011, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2011 Annual Shareholders Meeting the Company’s current seven member board stood for election.  The seven member board was re-elected and, according to the bylaws of the company shall retain their position as directors until the next meeting.  The board of directors is made up of:   Mr. Najeeb U. Ghauri, Mr. Salim Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki, Mr. Mark Caton and Mr. Alexander Shakow.

Committees

The Audit committee is made up of Mr. Burki as Chairman, Mr. Caton, Mr. Beckert and Mr. Shakow as members.  The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert, Mr. Burki, and Mr. Shakow as its members.  The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki, Mr. Caton and Mr. Shakow as members.

The table below provides the current membership for each of the committees during Fiscal Year 2011.

Nominating
and Corporate
	Audit		Compensation		Governance
Director	Committee		Committee		Committee

Najeeb Ghauri
Naeem Ghauri
Salim Ghauri
Shahid J. Burki (I)	X	(C)	X		X
Eugen Beckert (I)	X		X		X	(C)
Mark Caton (I)	X		X	(C)	X
Alex Shakow (I)	X		X		X

(I)	Denotes an independent director.
(C)	Denotes the Chairperson of the committee.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	56	Director and Chairman	Brother to Naeem and Salim Ghauri
Salim Ghauri	1999	55	President and Director	Brother to Naeem and Najeeb Ghauri
Naeem Ghauri	1999	53	Chief Executive Officer, Director	Brother to Najeeb and Salim Ghauri
Boo-Ali Siddiqui	2009	37	Chief Financial Officer	None
Patti L. W. McGlasson	2004	46	Secretary, General Counsel	None
Shahid Javed Burki	2000	72	Director	None
Eugen Beckert	2001	64	Director	None
Mark Caton	2002	61	Director	None
Alexander Shakow	2007	74	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol.  He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer since October 2006. Mr. Ghauri is the founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the NASDAQ Dubai exchange in 2008.   Mr. Ghauri served as the Company's Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005.  As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan.   Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1981.   Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008 and 2009.  The Nominating Committee determined that Mr. Ghauri’s long term experience with the Company and his direct experience with capital markets and investment community makes him qualified to serve on our Board of Directors. Recently joined as a director in  new start up healthcare business in the US aka as DNA Health corporation.

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

BOO-ALI SIDDIQUI Mr. Siddiqui has served as NetSol's Chief Financial Officer since April 2009.  He also serves as the Chief Financial Officer and Company Secretary of NetSol Technologies Ltd. managing the finances of all companies in the Asia group since 2005. Prior to joining NetSol, he served as Deputy Registrar of Companies for the Securities & Exchange Commission of Pakistan (SECP) and as Senior Manager, Audit and Tax, for Ehtisham & Co., Chartered Accountants. Mr. Siddiqui holds a Bachelor of Commerce from Hailey College of Commerce, Lahore, University of The Punjab, Pakistan, is a Fellow Member of both the Institute of Chartered Secretaries & Managers (FICS) and the Pakistan Institute of Public Finance Accountants (FPA), and is a Fellow Member of the Institute of Chartered Accountants of Pakistan (FCA) as well. He completed his four years articleship from Ford Rhodes Sidat Hyder & Company a renowned accounting firm in Pakistan representing Ernest Young International,

PATTI L. W.  MCGLASSON joined NetSol as General Counsel in January 2004 and was elected to the position of Secretary in March 2004.  Prior to joining NetSol, Ms. McGlasson practiced at Vogt & Resnick, law corporation, where her practice focused on corporate, securities, business and cross-border transactions.  As part of her Masters in Law in Transnational Business, she interned at the law firm of Loeff Claeys Verbeke in Rotterdam, the Netherlands in 1991.  Ms. McGlasson was admitted to practice in California in 1991.  She received her Bachelor of Arts in Political Science in 1987 from the University of California, San Diego and, her Juris Doctor and Masters in Law in Transnational Business from the University of the Pacific, McGeorge School of Law, in 1991 and 1993, respectively.

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

CORPORATE GOVERNANCE

Code of Ethics.

The Company adopted on July 2, 2004, as amended and restated on July 22, 2007, a Code of Ethics applicable to every officer, director and employee of the Company, including, but not limited to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our Code of Ethics has been posted on our website and may be viewed at www.netsoltech.com/IR/corporate-governance.

Audit Committee

The Company has an audit committee whose members are the independent directors of the Company, specifically, Mr. Beckert, Mr. Burki, Mr. Caton and Mr. Shakow. Mr. Burki is the current chairman of the audit committee.

Audit Committee Financial Expert.

The Company has identified its audit chairperson, Mr. Shahid Javed Burki as its audit committee financial expert. Mr. Burki is an independent board member as the term is defined in the Nasdaq Listing Rules. Mr. Burki’s experience as Finance Minister of Pakistan, Chief Executive Officer of EMP Financial Advisors, his various roles at the World Bank, and his tenure as both an audit committee member and chair for the Company, provides him with an understanding of generally accepted accounting principles and financial reporting. Additionally, this experience provides an ability to assess the general application of accounting principles in connection with the accounting for estimates, accruals and reserves; experience analyzing financial statements that were comparable in the breadth and complexity of issues that can be reasonably expected to be raised by the Company’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions.

ITEM 11-EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

NetSol Technologies’ Named Executive Officers, a group comprised of the Chief Executive Officer, the Chief Financial Officer, and three other executive officers in the 2010-2011 fiscal year, are the following individuals:

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

Setting Executive Compensation

Management develops our compensation plans by utilizing publicly available compensation data in the media services and technology industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as the Company. For purposes of determining executive compensation, as of the period covered by this report, we have not engaged consultants to help us analyze this data or to compare our compensation programs with the practices of the companies represented in the compensation data we review.  However, the compensation committee has determined to utilize the services of a consultant for purposes of comparing our compensation program with similarly situated companies in like industries.  The recommendations of these consultants will be utilized by the Committee in determining the appropriate compensation packages.  While these consultants may make general recommendations about the size and components of compensation, we anticipate our philosophy to continue on the basis of a pay-for-performance philosophy.

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

2011 Executive Compensation Components

For the fiscal year ended June 30, 2011, the principal components of compensation that our named executive officers were eligible to receive were:

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

Base salaries are adjusted annually by the Compensation Committee.  As of June 30, 2011, the annual review had not been completed and annual adjustments had not occurred.

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The compensation committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses.  Further, the compensation committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria in order to achieve the bonus.  The Company’s bonus criteria at the executive management level, is typically based on a gross revenue and per share profit targets.

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

Equity incentives provided to executives are determined by the Fair Market Value of our common stock on the grant date were provided to the executives as an adjustment of their overall compensation while taking in to account the need to continue to incentivize the executive to build value in the organization. Each executive’s stock award was based on an analysis of the Compensation Committee of an appropriate overall cash compensation for each individual taking into account their position and compensation at similarly situated companies.  Each executive’s stock award was based on a desired overall compensation cash value less the base salary as approved by the Compensation Committee.

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

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2011 and June 30, 2010, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2011	$375,000	$-	$96,875	$-	(2)	$81,603	(3)	$553,478
CEO & Chairman	2010	$315,000	$-	$99,375	$-	(2)	$70,981	(3)	$485,356
Naeem Ghauri	2011	$250,000	$-	$96,875	$-	(2)	$26,698	(4)	$373,573
President EMEA Region	2010	$225,000	$-	$99,375	$-	(2)	$27,000	(4)	$351,375
Salim Ghauri	2011	$250,000	$-	$96,875	$-	(2)	$42,014	(5)	$388,889
President APAC Region	2010	$212,500	$-	$99,375	$-	(2)	$9,918	(5)	$321,793
Boo-Ali Siddiqui	2011	$84,000	$-	$69,250	$-		$-	(6)	$153,250
Chief Financial Officer	2010	$75,000	$-	$9,000	$-		$-	(6)	$84,000
Patti L. W. McGlasson	2011	$130,500	$-	$55,400	$-	(2)	$21,281	(7)	$207,181
Secretary, General Counsel	2010	$122,747	$-	$7,200	$-	(2)	$23,594	(7)	$153,541

(1) The stock was awarded as compensation to the officers and related expense was recognized in the consolidated financial statements.
(2) No options were granted to officers during the period.
(3)  Consists of $36,000 and $36,000 paid for automobile and travel allowance, $16,758 and $8,379 on account of life insurance and $28,845 and $26,602 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2011 and 2010, respectively.
(4) Consists of $24,000 and $24,000 paid for automobile and travel allowance and $2,698 and $3,000 paid for private medical insurance premiums paid by the Company for the fiscal years ended June 30, 2011 and 2010, respectively.
(5) Consists of $38,526 paid for automobile and travel allowance and $3,489 paid for private medical insurance premiums paid by the Company for the fiscal years ended June 30, 2011. The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2010.
(6)  The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2011 and 2010, respectively.

(7)  Consists of $9,000 and $8,500 paid for automobile allowance and $12,281 and $15,094 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2011 and 2010 respectively.

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

Under the President APAC Agreement, Mr. Ghauri is entitled to an annualized base salary of $250,000 and is eligible for annual bonuses at the discretion of the Compensation Committee, 250,000 shares of common stock which are granted 25% on a quarterly basis following each 3 months of service, and is eligible for annual bonuses at the discretion of the Compensation Committee.  A bonus of One Hundred Thirty Three Thousand Dollars ($133,000) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $30,000,000 for the fiscal year 2009-2010; and, earnings per share of $0.05 (the “Minimum Bonus Benchmark”).  An additional bonus may be earned if an “accelerator goal” is achieved.  The bonus is accelerated to a total of Two Hundred Thousand Dollars ($200,000) if revenue of $33,000,000 is attained together with earnings per share of $0.10.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2011, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Najeeb Ghauri	100,000	-	2.21	1/1/14
	100,000		3.75	1/1/14
	50,000		5.00	1/1/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	167,214		1.83	6/2/16
	250,000		2.50	6/2/16
	550,000		0.65	2/12/19
Naeem Ghauri	100,000	-	2.21	1/2/14
	100,000		3.75	1/2/14
	50,000		5.00	1/2/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	10,000		2.50	2/16/12
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	217,214		1.83	6/2/16
	250,000		2.50	6/2/16
	525,000		0.65	2/12/19
Salim Ghauri	100,000	-	2.21	1/2/14
	100,000		3.75	1/2/14
	50,000		5.00	3/26/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	20,000		2.50	2/16/12
	374,227		1.94	4/1/15
	500,000		2.91	4/1/15
	217,214		1.83	6/2/16
	250,000		2.50	6/2/16
	325,000		0.65	2/12/19
Boo-Ali Siddiqui	-	-	-	1/0/00

Patti L. W. McGlasson	10,000	-	3.00	1/1/14
	20,000		2.64	3/26/14
	30,000		5.00	3/26/14
	20,000		1.65	7/7/15
	20,000		2.25	7/7/15
	10,000		1.60	7/23/17

Option Exercises and Stock Vested

Two officers exercised 200,000 options each at an exercise price of $0.65 during the year. Options were granted in 2009.

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2011, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$1,125,000	$-	$1,125,000
Bonus	-
Salary Multiple Pay-out	1,121,250
Bonus or Revenue One-time Pay-Out	365,476
Net Cash Value of Options	4,518,302

Total	$7,130,028	$-	$1,125,000

Naeem Ghauri, President, Americas Europe Region

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2011, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$750,000	$-	$750,000
Bonus	-
Salary Multiple Pay-out	747,500
Bonus or Revenue One-time Pay-Out	365,476
Net Cash Value of Options	4,618,552

Total	$6,481,528	$-	$750,000

Salim Ghauri, President, Asia Pacific Region

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2011, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$750,000	$-	$750,000
Bonus	-
Salary Multiple Pay-out	747,500
Bonus or Revenue One-time Pay-Out	365,476
Net Cash Value of Options	4,513,552

Total	$6,376,528	$-	$750,000

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

The following table summarizes the potential payments to Mr. Siddiqui assuming his employment with us was terminated or a change of control occurred on June 30, 2011, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$42,000	$-	$14,000
Bonus	-
Salary Multiple Pay-out	125,580
Bonus or Revenue One-time Pay-Out	88,596
Net Cash Value of Options	-

Total	$256,176	$-	$14,000

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2011, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$130,000	$-	$130,000
Bonus	-
Salary Multiple Pay-out	390,195
Bonus or Revenue One-time Pay-Out	182,738
Net Cash Value of Options	326,800

Total	$1,029,733	$-	$130,000

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended June 30, 2011, other than Najeeb Ghauri, Naeem Ghauri and Salim Ghauri who are executives and directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARES AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	25,000	67,225	92,225
Shahid Javed Burki	31,000	67,225	98,225
Mark Caton	28,000	67,225	95,225
Alexander Shakow	18,000	67,225	85,225

(1)	During the fiscal year ended June 30, 2011, 22,500 shares were issued and 20,000 shares were accrued to be issued valuing $67,225 to each independent director.

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2011.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$48,000
Committee Membership	$18,000
Chairperson for Audit Committee	$15,000
Chairperson for Compensation Committee	$12,000
Chairperson for Nominating and Corporate Governance Committee	$9,000

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert, Mr. Burki and Mr. Shakow. During the fiscal year ended June 30, 2011, the Chairman of the Compensation Committee was Mr.  Caton.  There were no other members of the committee during the fiscal year ended June 30, 2011. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2011, or at any other time, an officer or employee of the Company.

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

In March 2004, our shareholders approved the 2003 stock option plan.  This plan authorizes up to 2,000,000 options to purchase common stock of which 1,948,741 have been granted.  The grant prices range between $0.65 and $5.00.

In March 2005, our shareholders approved the 2004 stock option plan.  This plan authorizes up to 5,000,000 options to purchase common stock of which 4,938,246 have been granted. The grant prices range between $1.25 and $3.00.

In April 2006, our shareholders approved the 2005 stock option plan.  This plan authorizes up to 5,000,000 options to purchase common stock of which 4,625,000 have been granted.  The grant prices range between $0.65 and $2.55.

In June 2008, our shareholders approved the 2008 Equity incentive plan.  This plan authorizes up to 1,000,000 grants and/or options of common stock of which 917,000 have been granted. The grant prices range between $0.32 and $2.32.

In May 2011, our shareholders approved the 2011 Equity incentive plan.  This plan authorizes up to 5,000,000 grants and/or options of common stock of which nothing yet has been granted.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 13, 2011, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

		Percentage

Najeeb Ghauri (3)	4,302,823	7.67%
Naeem Ghauri (3)	3,457,528	6.16%
Salim Ghauri (3)	3,356,616	5.99%
Eugen Beckert (3)	308,900	*
Shahid Javed Burki (3)	292,000	*
Mark Caton (3)	92,700	*
Alexander Shakow (3)	85,273	*
Patti McGlasson (3)	195,500	*
Boo-Ali Siddiqui (3)	70,000	*
Newland Capital Management LLC (5)	3,967,868	7.08%
All officers and directors as a group (nine persons)	12,161,340	21.67%

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
(2)  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 13, 2011, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes shares issuable upon exercise of options exercisable within 60 days, as follows: Mr. Najeeb Ghauri, 2,274,277; Mr. Naeem Ghauri, 2,309,377; Mr. Salim Ghauri, 1,945,191; Mr. Eugen Beckert, 135,000; Mr. Shahid Burki, 150,000; and Ms. Patti McGlasson, 110,000.
(3)  Address c/o NetSol Technologies, Inc. at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302.
(4)  Shares issued and outstanding as of September 13, 2011 were 56,076,355.
(5) Pursuant to a form 13G/A filed on February 11, 2011 and relying upon the authenticity of the information contained therein, the following persons have shared voting power over 3,967,868 shares of common stock of the Company:  Newland Capital Management, LLC (as to 3,967,868 shares), Newland Master Fund, Ltd. (as to 3,967,868), Ken Brodkowitz (as to 3,967,868 shares) and Michael Vermut (as to 4,001,768 shares).  Newland Capital Management, LLC, Ken Brodkowitz and Michael Vermut  with addresses c/o Newland Capital Management LLC, 350 Madison Avenue, 11th Floor, New York, New York, 10017; Newland Master Fund, Ltd., address is c/o Goldman Sachs (CAYMAN) Trust, Limited, P.O. Box 896, Gardenia Court, Suite 3307, 45 Market St., Camana Bay, Cayman Islands KY1-1103.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 2011, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees.  This compensation is discussed in the sections entitled “Directors’ Compensation” beginning on page 50.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2011 and June 30, 2010. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10 or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2011 was $182,744 and for the year ended June 30, 2010 was $165,000.

Tax Fees

Tax fees for fiscal year 2011 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2010.  Tax fees for fiscal year 2010 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2009.

All Other Fees

There were no other fees billed by Kabani & Co. or services rendered to NetSol during the fiscal years ended June 30, 2011 and 2010, other than as described above.

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

10.28	Lease Agreement by and between NetSol Technologies, Inc. and NetSol Technologies North America, Inc. and NOP Watergate LLC dated April 3, 2008.*
10.29	Lease Amendment Number Three by and between NetSol Technologies, Inc. and Century National Properties, Inc. dated December 12, 2007. *
10.30	Rent Agreement by and between Mr. Tahir Mehmood Khan and NetSol Technologies Ltd. Dated January 21, 2008. *
10.31	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *
10.32	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010.*
10.33	Amendment to Employment Agreement by and between Company and Salim Ghauri dated effective January 1, 2010.*
10.34	Lease Amendment No. 4 by and between NetSol Technologies, Inc. and Century National Properties, Inc. dated October 7, 2009.*
10.35	Office Lease by and between NetSol Technologies North America, Inc. and Legacy Partners I Alameda Mariner Loop, LLC dated November 27, 2009.*
10.36	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010.*
10.37	Employment Agreement by and between Company and Boo-Ali Siddiqui dated effective April 1, 2010.*
10.38	Convertible Note and Warrant Purchase Agreement between NetSol Technologies, Inc. and Purchasers dated September 13, 2011.(1)
10.39	Investor Rights Agreement by and between NetSol Technologies, Inc. and Purchasers dated September 13, 2011.(1)
10.40	Common Stock Purchase Warrant Agreement between NetSol Technologies, Inc. and Solomon Strategic Holdings, Inc. (1)
10.41	Common Stock Purchase Warrant Agreement between NetSol Technologies, Inc. and Tail Wind Fund Ltd.(1)
10.42	Convertible Note dated September 13, 2011 by and between NetSol Technologies, Inc. and Solomon Strategic Holdings, Inc. (1)
10.43	Convertible Note dated September 13, 2011 by and between NetSol Technologies, Inc. and Tail Wind Fund.(1)

21.1	A list of all subsidiaries of the Company(1)
23.1	Consent of Kabani & Company(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (CEO)(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed
(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 16, 2011	BY:	/S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: September 16, 2011	BY:	/S/ Boo-Ali Siddiqui

Boo-Ali Siddiqui
Chief Financial Officer
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 16, 2011	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 16, 2011	BY:	/S/BOO-ALI SIDDIQUI
Boo-Ali Siddiqui
Chief Financial Officer
Principal Accounting Officer

Date: September 16, 2011	BY:	/S/ SALIM GHAURI
Salim Ghauri
President, APAC
Director

Date: September 16, 2011	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: September 16, 2011	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 16, 2011	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 16, 2011	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 16, 2011	BY:	/S/ ALEXANDER SHAKOW
Alexander Shakow
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries (The "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive losses, equity and cash flows for each of years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2011 and 2010 and the results of its consolidated operations and comprehensive loss, equity and cash flows for each of years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, CA
September 16, 2011

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of June 30, 2011 and 2010

ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$4,172,802	$4,075,546
Restricted Cash	5,700,000	5,700,000
Accounts receivable, net	15,062,503	12,280,331
Revenues in excess of billings	7,601,230	9,477,278
Other current assets	2,053,904	1,821,661
Total current assets	34,590,439	33,354,816
Investment under equity method	-	200,506
Property and equipment, net	16,014,461	9,472,917
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	25,437,479	19,002,081
Customer lists, net	164,715	666,575
Goodwill	9,439,285	9,439,285
Total intangibles	35,041,480	29,107,941
Total assets	$85,646,380	$72,136,180

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,730,027	$4,937,987
Due to officers	-	10,911
Current portion of loans and obligations under capitalized leases	7,062,535	7,285,773
Other payables - acquisitions	103,226	103,226
Unearned revenues	2,653,460	2,545,314
Convertible notes payable , current portion	2,745,524	3,017,096
Loans payable, bank	2,319,378	2,327,476
Common stock to be issued	400,700	239,525
Total current liabilities	20,014,850	20,467,308
Obligations under capitalized leases, less current maturities	285,472	204,620
Convertible notes payable less current maturities	-	4,066,109
Long term loans; less current maturities	434,884	727,336
Lease abandonment liability; long term	-	867,583
Total liabilities	20,735,206	26,332,956
Commitments and contingencies
Equity:
Common stock, $.001 par value; 95,000,000 shares authorized; 55,531,855 & 37,103,396 issued and outstanding as of June 30, 2011 and 2010	55,532	37,104
Additional paid-in-capital	97,886,492	86,002,648
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(34,130,944)	(39,859,030)
Stock subscription receivable	(2,198,460)	(2,007,960)
Other comprehensive loss	(8,805,922)	(8,396,086)
Total NetSol shareholders' equity	52,410,690	35,380,668
Non-controlling interest	12,500,484	10,422,557
Total equity	64,911,174	45,803,224
Total liabilities and equity	$85,646,380	$72,136,180

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

As of June 30, 2011 and 2010

	2011	2010
Net Revenues:
License fees	$11,284,472	$14,157,107
Maintenance fees	7,488,387	7,047,936
Services	17,774,715	15,574,853
Total revenues	36,547,575	36,779,897
Cost of revenues:
Salaries and consultants	8,716,495	8,164,147
Travel	1,044,767	843,626
Repairs and maintenance	307,115	256,997
Insurance	126,584	140,496
Depreciation and amortization	3,108,286	2,298,092
Other	1,500,880	2,163,689
Total cost of revenues	14,804,127	13,867,048
Gross profit	21,743,448	22,912,849
Operating expenses:
Selling and marketing	3,016,402	2,222,841
Depreciation and amortization	1,180,226	1,609,854
Bad debt expense	367,064	442,804
Salaries and wages	3,347,896	3,026,275
Professional services, including non-cash compensation	806,212	900,125
Lease abandonment charges	(858,969)	867,583
General and adminstrative	3,719,797	4,115,658
Total operating expenses	11,578,627	13,185,141
Income from operations	10,164,821	9,727,709
Other income and (expenses)
Loss on sale of assets	(21,461)	(224,741)
Interest expense	(863,707)	(1,478,474)
Interest income	154,856	261,296
Gain (loss) on foreign currency exchange transactions	1,115,647	(66,919)
Share of net loss from equity investment	(220,506)	(67,494)
Beneficial conversion feature	(453,989)	(1,867,787)
Other (expense) income	(52,149)	56,571
Total other income (expenses)	(341,309)	(3,387,548)
Net income before income taxes	9,823,512	6,340,160
Income taxes	(120,542)	(53,943)
Net income after tax	9,702,970	6,286,217
Non-controlling interest	(3,974,882)	(4,892,097)
Net income attibutable to NetSol	5,728,087	1,394,120

Other comprehensive income (loss):
Translation adjustment	(525,907)	(2,349,539)
Comprehensive income (loss)	5,202,180	(955,419)
Comprehensive loss attributable to non controlling interest	(116,070)	(852,852)
Comprehensive income (loss) attributable to NetSol	$5,318,251	$(102,567)

Net income per share:
Basic	$0.12	$0.04
Diluted	$0.12	$0.04
Weighted average number of shares outstanding
Basic	48,543,200	34,516,428
Diluted	49,568,190	37,796,745

Amounts attributable to NetSol common shareholders
Net income	$5,728,087	$1,394,120

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

As of June 30, 2011 and 2010

							Stock		Other
					Additional		Sub-		Compre-		Non
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	hensive	Accumulated	Controling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	Loss	Deficit	Interest	Equity

Balance at June 30, 2009	1,920	$1,920,000	30,046,987	$30,047	$78,198,522	$(396,008)	$(842,619)	$220,365	$(6,899,399)	$(41,253,150)	$6,383,310	37,361,069
Excercise of common stock options			423,000	423	276,937		(153,750)	(52,360)				71,250
Excercise of common stock warrants												-
Common stock issued for:
Cash			2,541,929	2,542	1,933,488		(1,011,591)	(69,930)				854,509
Services			932,812	933	659,302		-	141,450				801,684
Conversion of convertible note			3,095,240	3,096	1,946,904							1,950,000
Payment of interest
Payment of interest on convertible note			63,428	63	39,897							39,961
Equity component shown as current liability								(239,525)				(239,525)
Fair market value of options issued					803,508							803,508
Redemption of preferred stock	(1,920)	(1,920,000)										(1,920,000)
Recognition of
Recognition of beneficial conversion feature					2,144,089							2,144,089
Foreign currency translation adjusts			-	-	-				(1,496,687)	-	(852,852)	(2,349,539)
Net income for the year			-	-	-					1,394,120	4,892,097	6,286,217
Balance at June 30, 2010	-	$-	37,103,396	$37,104	$86,002,648	$(396,008)	$(2,007,960)	$-	$(8,396,086)	$(39,859,030)	$10,422,557	$45,803,224

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the years ended June 30, 2011 and 2010

							Stock		Other
					Additional		Sub-		Compre-		Non
	Preferred Stock		Common Stock		Paid-in	Treasury	scriptions	Shares to	hensive	Accumulated	Controling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Receivable	be Issued	Loss	Deficit	Interest	Equity

Balance at June 30, 2010	-	$-	37,103,396	$37,104	$86,002,648	$(396,008)	$(2,007,960)	$-	$(8,396,086)	$(39,859,030)	$10,422,557	45,803,224
Excercise of common stock options			1,771,000	1,771	1,361,779		(183,500)	125,000				1,305,050
Excercise of common stock warrants			3,384,390	3,384	306,616							310,000
Common stock issued for:
Cash			5,106,756	5,107	4,101,143		(7,000)	-				4,099,250
Services			903,056	903	849,140		-	36,175				886,218
Conversion of convertible note			7,008,101	7,008	4,796,331							4,803,339
Payment of interest on convertible note			255,156	255	191,553							191,808
Equity component shown as current liability at
June 30, 2010								239,525				239,525
June 30, 2011								(400,700)				(400,700)
Fair market value of options issued					459,174							459,174
Acqusition of non controlling interest in subsidiary					(181,891)						(489,569)	(671,460)
Dividend to non controlling interest											(1,291,313)	(1,291,313)
Foreign currency translation adjusts									(409,837)		(116,070)	(525,907)
Net income for the year										5,728,087	3,974,882	9,702,969
Balance at June 30, 2011	-	$-	55,531,855	$55,532	$97,886,492	$(396,008)	$(2,198,460)	$-	$(8,805,923)	$(34,130,943)	$12,500,484	$64,911,174

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Year Ended June 30, 2011 and 2010

	For the Year
	Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$9,702,970	$6,286,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,288,512	3,907,945
Provision for bad debts	367,064	442,804
Loss on foreign currency exchange transaction	-	4,144
Share of net loss from investment under equity method	220,506	67,494
Loss on sale of assets	21,462	224,741
(Gain) on settlement of lease abandonment provision	(858,969)	867,583
Stock issued for interest on notes payable	191,808	39,960
Stock issued for services	886,218	801,684
Fair market value of warrants and stock options granted	459,174	803,508
Beneficial conversion feature	453,989	1,867,787
Changes in operating assets and liabilities:
Increase/ decrease in accounts receivable	(3,422,252)	(1,316,995)
Increase/ decrease in other current assets	1,987,996	(3,701,022)
Increase/ decrease in accounts payable and accrued expenses	(376,287)	(1,626,140)
Net cash provided by operating activities	13,922,189	8,669,710
Cash flows from investing activities:
Purchases of property and equipment	(9,085,148)	(2,986,495)
Sales of property and equipment	313,935	641,484
Purchase of non-controlling interest in subsidiary	(671,460)	-
Short-term investments held for sale	(256,522)	-
Investment under equity method	-	(268,000)
Increase in intangible assets	(8,096,401)	(7,603,779)
Net cash used in investing activities	(17,795,596)	(10,216,790)
Cash flows from financing activities:
Proceeds from sale of common stock	4,099,250	854,509
Proceeds from the exercise of stock options and warrants	1,615,050	71,250
Proceeds from convertible notes payable	-	3,500,000
Redemption of preferred stock	-	(1,920,000)
Restricted cash	-	(700,000)
Dividend Paid	(1,291,313)	(43,828)
Bank overdraft	39,026	(7,008)
Proceeds from bank loans	2,969,146	4,540,971
Payments on bank loans	(46,033)	(258,358)
Payments on capital lease obligations & loans - net	(3,118,344)	(4,328,700)
Net cash provided by financing activities	4,266,782	1,708,837
Effect of exchange rate changes in cash	(296,116)	(489,973)
Net increase in cash and cash equivalents	97,259	(328,216)
Cash and cash equivalents, beginning of year	4,075,546	4,403,762
Cash and cash equivalents, end of year	$4,172,802	$4,075,546

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended June 30, 2011 and 2010

	For the Year
	Ended June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,043,065	$1,420,559
Taxes	$5,725	$117,808

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the conversion of Notes Payable	$4,803,339	$1,950,000
Purchase of property and equipment under capital lease	$492,567	$98,866

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

NetSol Technologies, Inc. and subsidiaries(collectively, the “Company”), formerly known as NetSol International, Inc. and Mirage Holdings, Inc., was incorporated under the laws of the State of Nevada on March 18, 1997. During November 1998, Mirage Collections, Inc., a wholly owned and non-operating subsidiary, was dissolved.

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
NetSol Connect (Private), Ltd. (“Connect”)

Majority-owned Subsidiaries
NetSol Technologies, Ltd. (“NetSol PK”)
NetSol Innovation (Private) Limited (“NetSol Innovation”)

The Company consolidates any variable interest entities of which it is the primary beneficiary. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method. All material inter-company accounts have been eliminated in the consolidation.

(B)	Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

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

The Company has certificates of deposits (“CD”s) in various configurations and maturity dates with Habib American Bank. A portion of these CDs are restricted as collateral to secure outstanding balances on an existing line of credit, and become unrestricted to the extent that they are not required for collateralization purposes. As of June 30, 2011 the outstanding balance on the line of credit was $5,404,608, with a corresponding restriction to the CD balances. The line of credit has a maximum available balance of $5,700,000.

(F)	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2011 and 2010, the Company had recorded allowance for doubtful accounts of $2,717,745 and $2,525,009, respectively.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

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

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis, whichever method results in a higher level of amortization.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

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

Net revenues by our various products and services provided for the year ended June 30, 2011 and 2010 are as follows:

	2011	2010
Licensing Fees	$11,284,472	$14,157,107
Maintenance Fees	7,488,387	7,047,936
Services	17,774,715	15,574,853
Total	$36,547,575	$36,779,897

(P)	Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $2,653,460 and $2,545,314 as of June 30, 2011 and June 30, 2010 respectively.

(Q)	Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2011 and 2010 were $246,254 and $227,045 respectively.

(R)	Share-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the stock award (generally four to five years) using the straight-line method.

(S)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

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

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on geographic locations of its subsidiaries (see Note 17).

(W)	Reclassifications

Certain 2010 balances have been reclassified to conform to the 2011 presentation.

(X)	New Accounting Pronouncements

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

June 30, 2011 and 2010

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

The components of basic and diluted earnings per share as of June 30, 2011 and 2010 were as follows:

For the year ended June 30, 2011	Net Income	Shares	Per Share
Basic income per share:	$5,728,087	48,543,200	$0.12
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities
Stock options		899,600
Warrants		125,390
Diluted income per share	$5,728,087	49,568,190	$0.12

For the year ended June 30, 2010	Net Income	Shares	Per Share
Basic income per share:	$1,394,120	34,516,428	$0.04
Dividend to preferred shareholders	-		$-
Net income available to common shareholders
Effect of dilutive securities
Stock options		566,857
Warrants		2,713,460
Diluted income per share	$1,394,120	37,796,745	$0.04

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010
NOTE 4 – MAJOR CUSTOMERS

During fiscal year ended June 30, 2011, there was no single customer who represented 10% or more of the Company’s total revenue.

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries), which accounts for approximately 20.58% and 8.57% of revenue, Toyota Motors (which consists of a group of many companies in different countries) accounts for approximately 5.40% and 4.51% of revenue, and Nissan (which consists of a group of many companies in different countries) accounts for approximately 4.10% and 7.21% of revenue for the fiscal year ended June 30, 2011 and 2010, respectively. Accounts receivable at June 30, 2011 for these companies were $1,526,762, $1,080,318 and $820,206, respectively.  Accounts receivable at June 30, 2010 for these companies were $1,902,499, $690,125 and $732,061.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2011 and 2010:

	As of June 30	As of June 30
	2011	2010

Prepaid Expenses	$245,194	$237,702
Advance Income Tax	726,979	422,028
Employee Advances	53,404	57,113
Security Deposits	161,263	131,229
Tender Money Receivable	133,166	252,826
Other Receivables	535,597	535,981
Other Assets	198,301	184,782
Total	$2,053,904	$1,821,661

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at June 30, 2011 and 2010:

	As of June 30	As of June 30
	2011	2010

Office furniture and equipment	$1,179,993	$1,041,326
Computer equipment	13,463,560	8,038,033
Assets under capital leases	2,024,282	1,838,217
Building	2,337,758	2,314,080
Land	2,240,036	562,109
Capital work in progress	2,659,750	1,925,207
Autos	794,617	744,586
Improvements	162,896	163,365
Subtotal	24,862,892	16,626,923
Accumulated depreciation	(8,848,431)	(7,154,005)
	$16,014,461	$9,472,917

For the years ended June 30, 2011 and 2010, depreciation expense totaled $2,013,388 and $1,513,998, respectively. Of these amounts, $1,450,723 and $1,068,642 are reflected as part of cost of revenues as of June 30, 2011 and 2010, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs. The Company recorded capitalized interest of $278,308 and 127,790 as of June 30, 2011 and 2010, respectively.

Assets acquired under capital leases were $2,024,282 and $1,838,217 as of June 30, 2011 and 2010, respectively. Accumulated amortization related to those leases were $807,562 and $621,567 for the years ended June 30, 2011 and 2010, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2011 and 2010:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2009 - cost	$25,042,331	$5,804,057	$30,846,388
Additions	7,652,707	-	7,652,707
Effect of translation adjustment	(2,734,235)	-	(2,734,235)
Accumulated amortization	(10,958,723)	(5,137,482)	(16,096,205)
Net balance - June 30, 2010	$19,002,080	$666,575	$19,668,655

Intangible assets - June 30, 2010 - cost	$29,960,803	$5,804,057	$35,764,860
Additions	8,159,168	-	8,159,168
Effect of translation adjustment	106,429	-	106,429
Accumulated amortization	(12,788,921)	(5,639,341)	(18,428,262)
Net balance - June 30, 2011	$25,437,479	$164,715	$25,602,194

Weighted average amortization period	7.96	5.00	7.57

Amortization expense for:
Year ended June 30, 2011	$1,769,149	$501,860	$2,271,009
Year ended June 30, 2010	$1,716,504	$677,444	$2,393,948

(A)	Product Licenses

Product licenses include original license issue, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses included unamortized software development and enhancement costs of $19,213,449.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

As a result of operational losses of Ciena in the first three fiscal periods, 2009 2010 and 2011, respectively, the first three annual deferred consideration installment payments were determined to be zero.

(C)	Amortization

Software development amortization expense was $1,657,562 and $1,229,450 for the years ended June 30, 2011 and June 30, 2010, respectively, and is recorded in cost of revenues.

Amortization expense of intangible assets over the next five years is as follows:

	FISCAL YEAR ENDING
Asset	6/30/12	6/30/13	6/30/14	6/30/15	6/30/16	Thereafter	TOTAL
Product Licences	$1,382,702	$1,279,334	$1,167,903	$871,558	$871,558	$19,864,424	$25,437,479
Customer Lists	164,715	-	-	-	-	-	164,715

	$1,547,417	$1,279,334	$1,167,903	$871,558	$871,558	$19,864,424	$25,602,194

NOTE 8 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill is comprised of the following amounts as of June 30, 2011 and 2010:

	2011	2010

Asia Pacific	$1,303,372	$1,303,372
Europe	3,471,813	3,471,813
North America	4,664,100	4,664,100

Total	$9,439,285	$9,439,285

There was no impairment of goodwill for the years ended June 30, 2011 and 2010.

NOTE 9 – INVESTMENT UNDER EQUITY METHOD

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

The Company's investment in equity for the year ended June 30, 2011 and 2010 is as follows:

Initial investment in Atheeb at cost	$268,000
Net loss for the period	(134,719)
NetSol's share (50.1%)	(67,494)

Net book value at June 30, 2010	$200,506

Net loss for the year ended June 30, 2011	(542,929)
NetSol's share (50.1%)	(272,007)
Loss adjusted against investment	(200,506)

Net book value at June 30, 2011	$0

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2011 and 2010:

	As of June 30	As of June 30
	2011	2010

Accounts Payable	$1,348,453	$1,321,212
Accrued Liabilities	2,364,233	2,375,625
Accrued Payroll	148,565	158,392
Accrued Payroll Taxes	216,485	299,908
Interest Payable	380,808	602,614
Deferred Revenues	32,066	47,066
Taxes Payable	239,417	133,169
Total	$4,730,027	$4,937,987

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010
NOTE 11 – DEBTS

(A)	Loans and Leases Payable

Notes and leases payable consist of the following at June 30, 2011 and 2010:

	As of June 30	Current	Long-Term
Name	2011	Maturities	Maturities

D&O Insurance	$21,429	$21,429	$-
Habib Bank Line of Credit	5,404,608	5,404,608	-
Bank Overdraft Facility	254,502	254,502	-
Term Finance Facility	869,767	434,883	434,884
Subsidiary Capital Leases	1,232,585	947,113	285,472
	$7,782,891	$7,062,535	$720,356

	As of June 30	Current	Long-Term
Name	2010	Maturities	Maturities

D&O Insurance	$12,122	$12,122	$-
E&O Insurance	7,046	7,046	-
Habib Bank Line of Credit	5,677,533	5,677,533	-
Bank Overdraft Facility	202,712	202,712	-
HSBC Loan	43,306	43,306	-
Term Finance Facility	1,163,738	436,402	727,336
Subsidiary Capital Leases	1,111,271	906,651	204,620
Lease abandonment liability	867,583	-	867,583
	$9,085,311	$7,285,773	$1,799,538

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 5.99% as of June 30, 2011 and 2010. Interest paid during the year-ended June 30, 2011 and 2010 was nominal.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 2% and 3.23% as of June 30, 2011 and 2010, respectively. Interest paid during the year ended June 30, 2011 and 2010 was $118,148 and $123,496, respectively.

During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000, or approximately $320,400. The annual interest rate is 3.25% over the bank’s sterling base rate, which was 5.00% and 5.00% as of June 30, 2011 and 2010, respectively.

In August 2007, the Company’s subsidiary, NetSol UK, entered into an agreement with HSBC Bank whereby the line of credit outstanding of £500,000 or approximately $801,000 was converted into a loan payable with a maturity of three years. The interest rate is 7.5% with monthly payments of £14,436 or approximately $23,126. The Parent has guaranteed payment of the loan in the event the subsidiary should default. Interest paid during the year ended June 30, 2011 and 2010 was $220 and $4,133, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

The Company’s subsidiary, NetSol PK, entered into a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 200,000,000 or approximately $2,319,378 (secured by the first charge of Rs. 580 million or approximately $6.73 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As on June 30, 2010, the subsidiary had used Rs. 100,000,000 or approximately $1,159,689 of which $724,806 was shown as long term liabilities and the remainder of $434,883 as current maturity. As of the year ended June 30, 2011, the Company has used Rs. 75,000,000 or approximately $869,767 of which $434,884 is shown as long term liabilities and the remainder of $434,883 as current maturity.

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2011 and 2010.

Following is the aggregate minimum future lease payments under capital leases for the years-ended June 30, 2011 and 2010:

	As of June 30	As of June 30
	2011	2010
Minimum Lease Payments
Due FYE 6/30/11	$-	$941,406
Due FYE 6/30/12	1,010,836	189,155
Due FYE 6/30/13	209,260	27,481
Due FYE 6/30/14	115,346	-
Due FYE 6/30/15	-	-
Total Minimum Lease Payments	1,335,442	1,158,042
Interest Expense relating to future periods	(102,856)	(46,771)
Present Value of minimum lease payments	1,232,585	1,111,271
Less: Current portion	(947,113)	(906,651)
Non-Current portion	$285,472	$204,620

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

Following is a summary of property and equipment held under capital leases as of June 30, 2011 and 2010:

	As of June 30	As of June 30
	2011	2010
Computer Equipment and Software	$518,911	$473,033
Furniture and Fixtures	769,106	830,942
Vehicles	434,049	232,026
Building Equipment	302,216	302,216

Total	2,024,282	1,838,217
Less: Accumulated Depreciation	(807,562)	(621,567)
Net	$1,216,720	$1,216,650

In 2008, the Company’s subsidiary, NTNA, had acquired an office space in Emeryville on a long term lease. However, due to the unprecedented recession experienced in 2009, the company decided to vacate the office space and terminate the lease in October 2009. The Company recorded a lease abandonment charge of $1,076,347 in the quarter-ended December 31, 2009. However, the office space was leased by another company during the quarter-ended March 31, 2010 and the lease abandonment charge was reduced by $208,765 to $867,583 as of June 30, 2010. In March 2011 the Company entered into final settlement agreement with new management of the company. As a result of this settlement the Company recorded a gain of $858,969 in these consolidated financial statements.

(B)	Loans Payable – Bank

The Company’s subsidiary, NetSol Technologies Limited, has a loan with a bank, secured by the Company’s assets. This loan consists of the following as of June 30, 2011 & June 30, 2010:

For the year ended June 30, 2011:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	11.00%	$2,319,378

Total			$2,319,378

For the year ended June 30, 2010:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	8.50%	$2,327,476

Total			$2,327,476

(C)	Other Payable – Acquisition

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

As of the year-ended June 30, 2011 and 2010, the remaining cash due of $103,226 is shown as “Other Payable – Acquisition” and the remaining stock to be issued of 46,704 shares at an average price of $1.89 is shown in “Shares to be issued” in the accompanying consolidated financial statements. Amounts payable represent the remaining McCue shareholders that have not been located as of the date of this report.

(D)	Due to Officers

The officers of the Company, from time to time, loan funds to the Company. The balance due to officers as of June 30, 2010 and June 30, 2011 was $10,911 and Nil respectively.

NOTE 12 – CONVERTIBLE NOTE PAYABLE

The net outstanding balance of convertible notes as of June 30, 2011 and 2010 is as follows:

Issue Date	Balance net of BCF @ 6/30/11	Current Portion	Long Term	Maturity Date

Jul-08	2,745,524	2,745,524	-	Jul-11

Total	2,745,524	2,745,524	-

Issue Date	Balance net of BCF @ 6/30/10	Current Portion	Long Term	Maturity Date

Jul-08	4,066,109		4,066,109	Jul-11
Aug-09	1,517,096	1,517,096		Aug-10
Mar-10	1,500,000	1,500,000		Mar-11

Total	7,083,205	3,017,096	4,066,109

For the year-ended June 30, 2011 and 2010, total interest accrued on convertible notes was $248,250 and $375,510, respectively.

Principle commitments related to the convertible notes for the next five years is as follows:

FYE 6-30-2011	$2,745,524

(A)	2008 Convertible Debt

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

In August 2009, the Company amended the 2008 Notes by reducing the conversion rate to $0.63, and recorded an additional BCF of $715,518, which is being amortized as a component of interest expense over the maturity period.

During the year-ended June 30, 2011 and 2010, Holders of the 2008 Notes elected to convert principal and interest due thereon into a total of 2,744,042 and 2,513,112 shares of common stock. These conversions reduced the total principal of the 2008 Notes to $2,758,330 and $4,450,000 respectively.

(B)	2009 Convertible Debt

In August 2009, the Company issued $2,000,000 of 9% convertible debt maturing in 1 year (the “2009 Notes”) with a conversion price of $0.63 per share, in exchange for the redemption of preferred shares outstanding. The associated BCF of $1,428,571 is being amortized as a component of interest expense through maturity.

During the year-ended June 30, 2011 and 2010, Holders of the 2009 Notes elected to convert principal and interest due thereon into a total of 2,613,333 and 645,556 shares of common stock respectively. This conversion reduced the total principal of the 2009 Notes to $1,600,000 and Nil.

(C)	2010 Convertible Debt

In March 2010, the Company issued $1,500,000 of 8% convertible debt maturing in 1 year (the “2010 Notes”), with a conversion price of $1.15 per share. In August, 2010, the note conversion prices were adjusted to $.0.85 per share.

During the year ended June 30, 2011, the holders of the note elected to convert the entire amount of principal and interest due thereon into a total of 1,905,882 shares of common stock reducing the principal of the 2010 Notes to nil.

NOTE 13 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California and has operations in primarily three tax jurisdictions - the United Kingdom (“UK”), Pakistan and the United States (“US”).

Consolidated pre-tax income as of June 30, 2011 and 2010 consists of the following:

	2011	2010
US operations	$(17,122)	$(7,570,321)
Foreign operations	5,865,750	8,964,441
	$5,848,628	$1,394,120

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

he components of the provision for income taxes as of June 30, 2010 and 2009 are as follows:

Current:	2011	2010
Federal	$14,762	$-
State and Local	21,788	-
Foreign	83,992	53,944
Deferred
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$120,542	$53,944

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) as of June 30, 2011 and 2010 is as follows:

	2011		2010
Income taxes (benefit) at statutory rate	$1,988,532	34.0%	$564,632	34.0%
State income taxes, net of federal tax benefit	103,375	1.8%	20,137	1.2%
Foreign earnings taxed at different rates	(1,336,651)	-22.9%	(2,552,712)	-153.7%
Change in valuation allowance for deferred tax assets	(1,163,238)	-19.9%	864,867	52.1%
Non-deductible expenses	513,760	8.8%	1,157,020	69.7%
Alternative minimum tax	14,763	0.3%	-	0.0%
			-	0.0%
Other, net	-	0.0%	-	0.0%
Provision for income taxes	$120,542	2.1%	$53,944	3.2%

Deferred income tax assets and liabilities as of June 30, 2011 and 2010 consist of tax effects of temporary differences related to the following:

Deferred tax asset:	2011	2010
Other	$102,356	$81,191
Fixed Assets	(148,278)	-
AMT Credit	14,763	-
Intangible assets	(70,564)	(333,365)
Net operating loss carryforwards	10,268,233	11,581,920
Net deferred tax assets	10,166,509	11,329,746
Valuation allowance for deferred tax assets	(10,166,509)	(11,329,746)
Net deferred tax assets	$-	$-

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

(A)	United States of America

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance decreased by $1,163,238 for the year ended June 30, 2011 mainly due to adjusting the Company's net operating loss carry forwards for the current year operating loss.

At June 30, 2011, federal and state net operating loss carry forwards were $27,439,816 and $8,171,971 respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards begin to expire in 2015. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code.

As of June 30, 2011, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2008 through 2011. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $26,794,050 as of June 30, 2011. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

(B)	Pakistan

As of June 30, 2011 the Company's Pakistan subsidiaries had net operating loss carry forwards which can be carried forward six years to offset future taxable income. The deferred tax assets for the Pakistan subsidiaries at June 30, 2011 consists mainly of net operating loss carry forwards in which the Company established a full valuation allowance as the management believes it is more likely than not that these assets will not be realized in the future.

	2011	2010
Net operating loss carry forward	$276,452	$734,117
Total deferred tax assets	96,758	256,941
Less : valuation allowance	(96,758)	(256,941)
Net deferred tax assets	$-	$-

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

(C)	United Kingdom

As of June 30, 2011 the Company's UK subsidiaries had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the UK Subsidiaries at June 30, 2011 consists mainly of net operating loss carry forwards in which the Company established a full valuation allowance as the management believes it is more likely than not that these assets will not be realized in the future.

	2011	2010
Net operating loss carry forward	$398,449	$1,776,880
Total deferred tax assets	119,535	533,064
Less : valuation allowance	(119,535)	(533,064)
Net deferred tax assets	$-	$-

NOTE 14 – STOCKHOLDERS’ EQUITY

(A)	Shares Issued for Services to Related Parties

During the year ended June 30, 2011 and 2010, the Company issued a total of 442,500 and 187,500 shares of restricted common stock for services rendered by the officers of the company. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $528,900 and $163,125, as of June 30, 2011 and 2010, respectively.

During the year ended June 30, 2011 and 2010, the Company issued a total of 90,000 and 90,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $135,300 and $78,900, as of June 30, 2011 and 2010, respectively.

During the year ended June 30, 2011 and 2010, the Company issued a total of 32,699 and 139,881 shares of its common stock to employees as required according to the terms of their employment agreements valued at $33,300 and $130,500, respectively.

An additional 14,000 shares of restricted common stock was issued to employees as a year-end bonus for services performed in 2009. Subsequent to the close of the quarter ended December 31, 2009, 500 shares of these bonus shares were canceled, resulting in a total issuance of 13,500 shares.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

(B)	Share-Based Payment Transactions

During the year ended June 30, 2011 and 2010, the Company issued a total of 337,857 and 501,931 shares of its common stock for provision of services to unrelated consultants valued at $152,543 and $275,019, respectively.

(C)	SHARE ISSUED AGAINST CASH PAYMENTS

During the years ended June 30, 2011, and 2010, the Company issued a total of 5,106,756 and 2,541,929 shares of its common stock against cash valued of $4,106,250 and $1,195,432, respectively.

NOTE 15 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following as of June 30, 2011:

OPTIONS:		Exercise	Aggregated
Issued by the Company	# of shares	Price	Intrinsic Value

Outstanding and exercisable, June 30, 2009	7,706,917	$0.30 to $5.00	$-
Granted	300,000	$0.75
Exercised	(300,000)	$0.75
Expired	-
Outstanding and exercisable, June 30, 2010	7,706,917	$0.30 to $5.00	$146,047
Granted	1,471,000	$0.65 to $1.25
Exercised	(1,771,000)	$0.65 to $1.25
Expired / Forfeited	(487,600)	$1.00 to $5.00
Outstanding and exercisable, June 30, 2011	6,919,317	$0.30 to $5.00	$1,637,459

WARRANTS:
Outstanding and exercisable, June 30, 2009	1,777,617	$1.65 to $3.70	$-
Granted	3,274,682	$0.31
Exercised	-
Expired	(288,980)	3.3
Outstanding and exercisable, June 30, 2010	4,763,319	$1.65 to $3.70	$1,698,387
Granted
Exercised	(3,879,028)	$0.31
Expired	(706,061)	$1.68
Outstanding and exercisable, June 30, 2011	178,230	$0.31 to $3.70	$219,119

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

The average life remaining on the options and warrants as of June 30, 2011 is as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
Issued by the Company
$0.01 - $0.99	1,406,000	7.48	0.65
$1.00 - $1.99	2,033,317	3.93	1.86
$2.00 - $2.99	2,830,000	3.82	2.70
$3.00 - $5.00	650,000	2.54	4.38

Totals	6,919,317	4.48	2.19

WARRANTS:
$0.31 - $1.99	165,730	3.95	0.43
$3.00 - $5.00	12,500	0.27	3.70

Totals	178,230	3.69	0.66

All options and warrants granted are vested and are exercisable as of June 30, 2011.  During the fiscal year 2011 and 2010, The Company granted 1,471,000 and 300,000 stock options to its employees at the weighted average grant-date fair value of $0.30 and $0.25 respectively.

(A)	Incentive and Non-Statutory Stock Option Plan

The Company maintains several Incentive and Non-Statutory Stock Option Plans (“Plans”) for its employees and consultants. Options granted under these Plans to an employee of the Company become exercisable over a period of no longer than ten (10) years and no less than twenty percent (20%) of the shares are exercisable annually. Options are not exercisable, in whole or in part, prior to one (1) year from the date of grant unless the board of directors specifically determines otherwise, as provided.

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

Options

During the quarter ended December 31, 2009, the Company granted 250,000 options to two employees with an exercise price of $0.75 per share and an expiration date of 1 year, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $71,238 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions (all dividend rates are assumed to be nil):

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010
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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010
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

During the quarter ended June 30, 2011, the Company granted 100,000 options to three employees with an exercise price of $1.25 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $47,338 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate                                       2.4%
Expected life                                                      1 month
Expected volatility                                            99%

During the quarter ended June 30, 2011, the Company granted 100,000 options to three employees with an exercise price of $1.25 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $17,915 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate                                       3.13%
Expected life                                                      1 month
Expected volatility                                            99%

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010
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

Performance Awards

Under the 2008 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2008 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2011, 917,000 shares have been issued under this plan.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010
NOTE 16 – COMMITMENTS AND CONTINGENCIES

(A)	Leases

The Company’s headquarters is located in California in approximately 1,919 rentable square feet and a rent of $4,318 per month. The term of the lease is for two years and expires on December 31, 2011. A security deposit of $4,447 was made and is included in other current assets in the accompanying consolidated financial statements.

The Australia lease is a month to month lease and is rented at the rate of $175 per month. The Beijing lease is a three-year lease that expires in January 2014. The monthly rent is approximately $10,082. The Bangkok lease is a three years lease expiring in November 2013 with monthly rent of approximately $4,141. The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2021 for an annual rent of approximately $123,750. NTNA recently relocated to Alameda, California location. The Alameda lease is a three-year lease with monthly rent of $7,148.

The NetSol Connect Karachi lease is a one-year lease that expires on December 2011 and currently is rented at the rate of approximately $1,118 per month. The NetSol Pindi office lease is a one year-lease that expires in July 2012 and currently is rented at the rate of approximately $639 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $861,262 and $994,280 for the years ended June 30, 2011 and 2010, respectively.

The total annual lease commitment for the next five years is as follows:

FYE 6/30/12	$999,552
FYE 6/30/13	272,670
FYE 6/30/14	181,490
FYE 6/30/15	123,750
FYE 6/30/16	123,750

(B)	Litigation

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

Subsequent to the execution of the agreement, and previous to the incorporation of the JV, Raseen terminated its participation without cause, as defined. The Company has filed a civil suit against Raseen in the civil court of Lahore, Pakistan for the recovery of the JV-related expenditures disbursed. As a result of the litigation on this matter, and the inherent uncertainty of any recovery, the Company had recorded a loss as of the year-ended June 30, 2010 in the amount of $237,104, which is the total of non-capital related expenditures. The capital assets purchased are computer equipment, as well as furniture and fixtures that are currently being utilized and accordingly depreciated by the Company for use in the normal course of operations.

As of June 30, 2011 and 2010, to the best knowledge of the Company’s management and counsel, there is no material litigation pending or threatened against the Company.

NOTE 17 – SEGMENT INFORMATION AND GEOGRAPHIC AREAS

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2011 and 2010:

	2011	2010
Revenues from unaffiliated customers:
North America	$4,223,863	$5,627,277
Europe	7,158,145	5,105,434
Asia - Pacific	25,165,566	26,047,185
Consolidated	$36,547,574	$36,779,897

Operating income (loss):
Corporate headquarters	$(3,762,967)	$(4,713,914)
North America	1,775,501	67,133
Europe	2,705,583	872,249
Asia - Pacific	9,446,703	13,502,240
Consolidated	$10,164,820	$9,727,708

Net income (loss) after taxes and before minority interest:
Corporate headquarters	$(5,043,335)	$(7,605,495)
North America	1,758,835	35,174
Europe	2,601,842	804,350
Asia - Pacific	10,385,627	13,052,189
Consolidated	$9,702,970	$6,286,218

Identifiable assets:
Corporate headquarters	$16,790,104	$17,598,812
North America	2,316,781	2,073,111
Europe	4,590,556	3,237,702
Asia - Pacific	61,948,940	49,226,555
Consolidated	$85,646,380	$72,136,180

Depreciation and amortization:
Corporate headquarters	$614,063	$1,166,797
North America	459,219	539,176
Europe	710,022	658,591
Asia - Pacific	2,505,206	1,543,382
Consolidated	$4,288,511	$3,907,946

Capital expenditures:
Corporate headquarters	$-	$-
North America	53,738	41,569
Europe	1,013	104,922
Asia - Pacific	9,030,397	2,840,005
Consolidated	$9,085,148	$2,986,495

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of our total revenues for fiscal 2011 and 2010.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

	June 30, 2011	Long-lived	June 30, 2010	Long-lived
	Revenue	Assets	Revenue	Assets

China	$11,063,164	$134,202	$11,500,798	$45,570
Thailand	5,127,971	154,784	4,975,571	179,125.00
USA	5,829,118	10,896,290	5,805,502	11,299,551
UK	5,300,942	1,044,289	5,937,566	1,654,054
Pakistan & India	3,211,605	38,824,246	1,994,993	25,398,401
Australia & New Zealand	1,995,786	2,130	1,066,013	4,158
Other Countries	4,018,988	-	5,499,454	-
Total	$36,547,575	$51,055,941	$36,779,897	$38,580,858

NOTE 18 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of June 30, 2011 and 2010 was as follows:

SUBSIDIARY	Non Controlling Interest %	Non- Controlling Interest at June 30, 2011

NetSol PK	39.48%	$11,531,694
NetSol-Innovation	49.90%	968,790

Total		$12,500,484

SUBSIDIARY	Non Controlling Interest %	Non- Controlling Interest at June 30, 2010

NetSol PK	42.04%	$9,133,392
NetSol-Innovation	49.90%	1,291,057
Connect	49.90%	(1,891)

Total		$10,422,557

(A)	NetSol Technologies, Limited (“NetSol PK”)

For the fiscal years ended June 30, 2011 and 2010, NetSol Technologies Ltd. (“NetSol PK”) had net income of $8,506,045 and $11,300,445. The related non-controlling interest was $3,469,710 and $4,750,707, respectively.

During the quarter ended March 31, 2011 the company purchased 1,995,309 shares from open market with a value of $491,460. As a result of purchase the corresponding non-controlling interest decreased from 42.04% to 39.48%.

During the year ended June 30, 2011, NetSol PK declared and paid a cash dividend of $1,125,733, of which the Company’s interest was $653,905. The amount attributable to the minority holders was $471,828.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

(B)	NetSol Innovation (Private) Limited (“NetSol Innovation”)

For the fiscal years ended June 30, 2011 and 2010, NetSol Innovation (Private) Limited (“NetSol Innovation”) had net income of $1,012,368 and $301,098. The related non-controlling interest was $505,172 and $150,248, respectively.

During the fiscal year-ended June 2011, NetSol Innovation declared a cash dividend of $1,642,647, of which the Company’s interest was $823,162. The amount attributable to the non-controlling interest was $819,485 and is reflected in the accompanying consolidated financial statements.

(C)	NetSol Connect (“Connect”)

On July 1, 2010, the Company acquired the remaining non-controlling interest in NetSol Connect against a payment of $180,000.The balance of non-controlling interest on June 30, 2010 (the acquisition date) was ($1,892). The company adjusted the additional paid in capital by $181,891.

NOTE 19 – SUBSEQUENT EVENTS

(A)	Subsidiary

The Company formed a new subsidiary called Vroozi, Inc. a California corporation on or about August 3, 2011 to head its e-commerce division.  Vroozi, Inc. will act as the sales and delivery channel for the Company’s existing product, smartOCI™.  Vroozi, Inc. will be developing the next generation of e-commerce and search engine products and technology.  Currently, Vroozi, Inc. is located at the Company’s Calabasas offices at 23901 Calabasas Road, Suite 2072, Calabasas, CA 91302.

(B)	Equity Transactions

The Company issued a total of 22,500 shares of common stock to employees as required according to the terms of their employment agreements valued at $37,575. These shares were included in ‘Shares to be issued’ as of June 30, 2011.

The Company issued a total of 80,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. The issuances were approved by both the compensation committee and the board of directors and were included in ‘Shares to be issued’ as of June 30, 2011.

The Company issued a total of 12,000 shares of restricted common stock for services rendered by the consultant as required according to service agreement. These shares were included in ‘Shares to be issued’ as of June 30, 2011.

Employees of the Company exercised options to acquire 430,000 shares of common stock valued at $440,000.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2011 and 2010

 On September 13, 2011, NetSol Technologies, Inc. entered into a purchase  agreement to sell convertible notes with a total principal value of $4,000,000 and warrants to purchase shares of common stock to  an investment fund managed by CIM Investment Management Limited and another accredited investor.  The notes have a 2 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.895 per share, which conversion price was determined as of September 13, 2011, the date of the purchase agreement.  The warrants have a 5 year term and have an initial exercise price of $0.895 per share.  The issuance of the notes and warrants was made in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended. The use of proceeds of the new note were used to pay off the current note of $2,758,330 in full along with interest of $348,929 accrued till September 13, 2011.