Form 10-Q
period 2011-09-30
NETSOL TECHNOLOGIES INC
filed 2011-11-08
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

( ) For the transition period from __________ to __________

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA		95-4627685
(State or other Jurisdiction of		(I.R.S. Employer NO.)
Incorporation or Organization)
23901 Calabasas Road, Suite 2072, Calabasas, CA 91302
Address of principal executive offices) (Zip Code)

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

Yes   X                        No___

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer __                                                      Accelerated Filer _X__

Non-Accelerated Filer  __                                                      Small Reporting Company  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ___                                No  X

The issuer had 56,503,855 shares of its $.001 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of November 7, 2011.

NETSOL TECHNOLOGIES, INC.
INDEX

Page | 1

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of September 30,	As of June 30,
ASSETS	2011	2011
Current assets:
Cash and cash equivalents	$3,123,686	$4,172,802
Restricted Cash	2,700,000	5,700,000
Accounts receivable, net	13,864,226	15,062,503
Revenues in excess of billings	7,038,291	7,601,230
Other current assets	2,081,864	2,053,904
Total current assets	28,808,066	34,590,439
Property and equipment, net	16,469,748	16,014,461
Intangibles:
Product licenses, renewals, enhancements, copyrights, trademarks, and tradenames, net	26,364,728	25,437,479
Customer lists, net	147,067	164,715
Goodwill	9,439,285	9,439,285
Total intangibles	35,951,080	35,041,480
Total assets	$81,228,895	$85,646,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,069,230	$4,730,027
Current portion of loans and obligations under capitalized leases	4,092,747	7,062,535
Other payables - acquisitions	103,226	103,226
Unearned revenues	2,475,387	2,653,460
Convertible notes payable , current portion	-	2,745,524
Loans payable, bank	2,269,632	2,319,378
Common stock to be issued	206,625	400,700
Total current liabilities	13,216,848	20,014,850
Obligations under capitalized leases, less current maturities	257,711	285,472
Convertible notes payable less current maturities	3,587,464	-
Long term loans; less current maturities	425,556	434,884
Total liabilities	17,487,579	20,735,206
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 95,000,000 shares authorized; 56,076,355 & 55,531,855 issued and outstanding as of September 30, 2011 and June 30, 2011	56,077	55,532
Additional paid-in-capital	98,844,487	97,886,492
Treasury stock	(396,008)	(396,008)
Accumulated deficit	(35,589,651)	(34,130,944)
Stock subscription receivable	(2,031,210)	(2,198,460)
Other comprehensive loss	(9,362,762)	(8,805,922)
Total NetSol shareholders' equity	51,520,932	52,410,690
Non-controlling interest	12,220,383	12,500,484
Total stockholders' equity	63,741,315	64,911,174
Total liabilities and stockholders' equity	$81,228,895	$85,646,380

See accompanying notes to these unaudited condensed consolidated financial statements.

Page | 2

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2011	2010
Net Revenues:
License fees	$1,075,850	$3,477,793
Maintenance fees	2,037,206	1,669,919
Services	3,115,652	3,255,360
Total revenues	6,228,708	8,403,071
Cost of revenues:
Salaries and consultants	2,383,411	1,986,888
Travel	285,673	231,612
Repairs and maintenance	74,194	57,058
Insurance	35,868	30,992
Depreciation and amortization	789,105	630,941
Other	516,409	243,138
Total cost of revenues	4,084,660	3,180,629
Gross profit	2,144,048	5,222,442
Operating expenses:
Selling and marketing	700,281	483,970
Depreciation and amortization	191,674	266,443
Bad debt expense	192,250	254,632
Salaries and wages	806,564	920,264
Professional services, including non-cash compensation	186,749	139,085
General and adminstrative	892,972	1,132,519
Total operating expenses	2,970,490	3,196,913
Income (loss) from operations	(826,442)	2,025,530
Other income and (expenses)
Loss on sale of assets	(1,641)	(14,794)
Interest expense	(251,430)	(315,644)
Interest income	32,805	84,461
Gain (loss) on foreign currency exchange transactions	(120,906)	1,073,894
Share of net loss from equity investment	(100,000)	(70,438)
Beneficial conversion feature	(21,583)	(177,411)
Other expense	(7,718)	(55,554)
Total other income (expenses)	(470,474)	524,515
Net income (loss) before income taxes	(1,296,916)	2,550,045
Income taxes	(24,534)	(8,556)
Net income (loss) after tax	(1,321,450)	2,541,489
Non-controlling interest	(137,258)	(974,508)
Net income (loss) attibutable to NetSol	(1,458,708)	1,566,980

Other comprehensive loss:
Translation adjustment	(974,199)	(475,902)
Comprehensive income (loss)	(2,432,907)	1,091,078
Comprehensive loss attributable to non controlling interest	(417,360)	(206,888)
Comprehensive income (loss) attributable to NetSol	$(2,015,547)	$1,297,966

Net income (loss) per share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04
Weighted average number of shares outstanding
Basic	55,883,268	39,544,096
Diluted	55,883,268	43,251,519

Amounts attributable to NetSol common shareholders
Net income (loss)	$(1,458,708)	$1,566,980

See accompanying notes to these unaudited condensed consolidated financial statements.

Page | 3

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF CASH FLOW
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,321,451)	$2,541,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	980,778	897,383
Provision for bad debts	192,250	254,632
Share of net loss from investment under equity method	100,000	70,438
Loss on sale of assets	1,641	14,794
Stock issued for interest on notes payable	-	14,419
Stock issued for services	118,300	383,950
Fair market value of warrants and stock options granted	59,852	53,594
Beneficial conversion feature	21,583	177,411
Changes in operating assets and liabilities:
Increase/ decrease in accounts receivable	1,658,236	(2,708,406)
Increase/ decrease in other current assets	169,558	(1,453,577)
Increase/ decrease in accounts payable and accrued expenses	(1,096,849)	(359,946)
Net cash provided by (used in) operating activities	883,900	(113,820)
Cash flows from investing activities:
Purchases of property and equipment	(1,427,884)	(682,676)
Sales of property and equipment	2,591	4,550
Purchase of non-controlling interest in subsidiary	-	(180,000)
Short-term investments held for sale	-	(254,632)
Investment under equity method	(100,000)	-
Increase in intangible assets	(1,768,681)	(1,574,143)
Net cash used in investing activities	(3,293,974)	(2,686,900)
Cash flows from financing activities:
Proceeds from sale of common stock	-	2,021,139
Proceeds from the exercise of stock options and warrants	140,000	186,875
Proceeds from convertible notes payable	4,000,000	-
Payments on convertible notes payable	(2,758,330)	-
Restricted cash	3,000,000	-
Bank overdraft	40,201	90,944
Proceeds from bank loans	1,731,634	1,064,554
Payments on bank loans	141,852	(45,427)
Payments on capital lease obligations & loans - net	(4,885,224)	(2,365,852)
Net cash provided by financing activities	1,410,133	952,233
Effect of exchange rate changes in cash	(49,174)	(72,246)
Net increase in cash and cash equivalents	(1,049,115)	(1,920,733)
Cash and cash equivalents, beginning of year	4,172,802	4,075,546
Cash and cash equivalents, end of year	$3,123,686	$2,154,813

See accompanying notes to the unaudited condensed consolidated financial statements.

Page | 4

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF CASH FLOW (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$464,156	$429,289
Taxes	$(6,810)	$659

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the conversion of Notes Payable	$-	$1,900,598

See accompanying notes to the unaudited condensed consolidated financial statements.

Page | 5

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Vroozi, Inc. ("Vroozi")

Majority-owned Subsidiaries
NetSol Technologies, Ltd. (“NetSol PK”)
NetSol Innovation (Private) Limited (“NetSol Innovation”)

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform to report classifications of the current year.

NOTE 2 – ACCOUNTING POLICIES

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

Accounting for Convertible Debt with Warrants:

The Company accounts for proceeds from convertible debt instruments issued together with warrants by allocating such proceeds between debt and equity components based on their relative fair values, along with a corresponding debt discount. Debt discounts are amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.

Page | 6

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3 below). ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

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

The components of basic and diluted earnings per share were as follows:

For the three months ended September 30, 2011	Net Loss	Shares	Per Share
Basic loss per share:	$(1,458,708)	55,883,268	$(0.03)
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities *
Stock options
Warrants
Diluted loss per share	$(1,458,708)	55,883,268	$(0.03)

For the three months ended September 30, 2010	Net Income	Shares	Per Share
Basic income per share:	$1,566,980	39,544,096	$0.04
Dividend to preferred shareholders	-		$-
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,159,964
Warrants		2,547,459
Diluted income per share	$1,566,980	43,251,519	$0.04

 *As there is a loss, these securities are anti-dilutive. The basic and diluted loss per share is the same for the three months ended September 30, 2011

Page | 7

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY:

The accounts of NetSol UK and NTE use the British Pound; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht and Abraxas uses the Australian dollar as the functional currencies.  NetSol Technologies, Inc., and subsidiaries, NTNA and Vroozi, Inc., use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses of $9,362,762 and $8,805,922 as of September 30, 2011 and June 30, 2011, respectively, are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet. During the three months ended September 30, 2011 and 2010, comprehensive loss in the consolidated statements of operations included translation loss of $556,839 and $269,014 respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of September 30	As of June 30
	2011	2011

Prepaid Expenses	$213,399	$245,194
Advance Income Tax	686,966	726,979
Employee Advances	36,415	53,404
Security Deposits	163,124	161,263
Tender Money Receivable	123,961	133,166
Other Receivables	502,535	535,597
Other Assets	355,464	198,301
Total	$2,081,864	$2,053,904

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of September 30	As of June 30
	2011	2011

Office furniture and equipment	$1,162,054	$1,179,993
Computer equipment	13,937,589	13,463,560
Assets under capital leases	2,075,151	2,024,282
Building	2,287,618	2,337,758
Land	2,191,991	2,240,036
Capital work in progress	3,277,018	2,659,750
Autos	643,246	794,617
Improvements	160,013	162,896
Subtotal	25,734,679	24,862,892
Accumulated depreciation	(9,264,932)	(8,848,431)
	$16,469,748	$16,014,461

For the three months ended September 30, 2011 and 2010, depreciation expense totaled $636,568 and $369,565 respectively.  Of these amounts, $462,543 and $256,484 respectively, are reflected as part of cost of goods sold.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs. The Company recorded capitalized interest of $77,627 and $278,308as of September 30, 2011 and June 30, 2011, respectively.

Page | 8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INTANGIBLE ASSETS:

Intangible assets consisted of the following:

	Product Licenses	Customer Lists	Total
Intangible assets - June 30, 2010 - cost	$29,960,803	$5,804,057	$35,764,860
Additions	8,159,168	-	8,159,168
Effect of translation adjustment	106,429	-	106,429
Accumulated amortization	(12,788,921)	(5,639,341)	(18,428,262)
Net balance - June 30, 2011	$25,437,479	$164,715	$25,602,194

Intangible assets - June 30, 2011 - cost	$38,226,400	$5,804,057	$44,030,457
Additions	1,788,199	-	1,788,199
Effect of translation adjustment	(621,424)	-	(621,424)
Accumulated amortization	(13,028,447)	(5,656,990)	(18,685,436)
Net balance - September 30, 2011	$26,364,728	$147,067	$26,511,795

Weighted average amortization period	8.02	5.00	7.63

Amortization expense for:
Three months ended September 30, 2011	$326,562	$17,648	$344,210
Three months ended September 30, 2010	$402,353	$125,465	$527,818

(A) Product Licenses

Product licenses include original license issue, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses included unamortized software development and enhancement costs of $20,239,681.

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

As a result of operational losses of Ciena in the first three fiscal periods, 2009, 2010 and 2011 respectively, the annual deferred consideration installment payments were determined to be zero.

(C) Amortization

Amortization expense of intangible assets over the next five years is estimated to be as follows:

	FISCAL YEAR ENDING
Asset	9/30/12	9/30/13	9/30/14	9/30/15	9/30/16	Thereafter	TOTAL
Product Licences	$1,498,017	$1,367,778	$1,237,911	$848,608	$848,608	$20,563,806	$26,364,728
Customer Lists	70,592	70,592	5,883	-	-	-	147,067
	$1,568,609	$1,438,370	$1,243,794	$848,608	$848,608	$20,563,806	$26,511,795

Page | 9

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill was comprised of the following amounts:

	As of September 30,	As of June 30,
	2011	2011
Asia Pacific	$1,303,372	$1,303,372
Europe	3,471,813	3,471,813
North America	4,664,100	4,664,100
Total	$9,439,285	$9,439,285

There was no impairment of the goodwill for the periods ended September 30, 2011 and June 30, 2011.

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

The Company's investment in equity for the period ended September 30, 2011 was as follows:

Net book value at June 30, 2010	$200,506

Net loss for the year ended June 30, 2011	(542,929)
NetSol's share (50.1%)	(272,007)
Loss adjusted against investment	(200,506)
Net book value at June 30, 2011	$0

Investment during the period	100,000
Net loss for the three months ended September 30, 2011	(134,075)
NetSol's share (50.1%)	(67,172)
Unabsorbed losses brought forward	(51,731)
Total loss	(118,903)
Loss adjusted against investment	(100,000)
Net book value at September 30, 2011	$0

Page | 10

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30	As of June 30
	2011	2011

Accounts Payable	$1,113,114	$1,348,453
Accrued Liabilities	2,200,197	2,364,233
Accrued Payroll	14,289	148,565
Accrued Payroll Taxes	348,987	216,485
Interest Payable	118,560	380,808
Deferred Revenues	32,066	32,066
Taxes Payable	242,017	239,417
Total	$4,069,230	$4,730,027

NOTE 12 - DEBTS

(A) LOANS AND LEASES PAYABLE

Notes payable consisted of the following:

	As of September 30	Current	Long-Term
Name	2011	Maturities	Maturities

Habib Bank Line of Credit	$2,583,594	2,583,594	-
Bank Overdraft Facility	288,475	288,475	-
Term Finance Facility	709,260	283,704	425,556
Subsidiary Capital Leases	1,194,686	936,975	257,711
Lease abandonment liability	-	-	-
	$4,776,014	$4,092,747	$683,267

	As of June 30	Current	Long-Term
Name	2011	Maturities	Maturities

D&O Insurance	$21,429	$21,429	$-
Habib Bank Line of Credit	5,404,608	5,404,608	-
Bank Overdraft Facility	254,502	254,502	-
Term Finance Facility	869,767	434,883	434,884
Subsidiary Capital Leases	1,232,585	947,113	285,472
	$7,782,891	$7,062,535	$720,356

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.49% as of September 30, 2011 and June 30, 2011. Interest paid during the period-ended September 30, 2011 and 2010 was nominal.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 2% as of September 30, 2011 and June 30, 2011, respectively. Interest expense for the three months ended September 30, 2011 and 2010 was $20,114 and $40,123, respectively. During the quarter ended September 30, 2011, the company redeemed certificate of deposits worth $3 million. Consequently, the line of credit was also reduced to $2,583,594.

During the year ended June 30, 2008, the Company’s subsidiary, NTE, entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000, approximately $312,560. The annual interest rate is 3.25% over the bank’s sterling base rate, which was 5.00% as of September 30, 2011 and June 30, 2011, respectively.

Page | 11

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s subsidiary, NetSol PK, entered into a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 200,000,000 or approximately $2,269,632 (secured by the first charge of Rs. 580 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate.  As on June 30, 2011, the subsidiary had used Rs. 75,000,000 or approximately $851,112 of which $425,556 was shown as long term liabilities and the remainder of $425,556 as current maturity. As of the three months ended September 30, 2011, the Company paid back another installment of Rs. 12,500,000 reducing the outstanding principal amount to Rs. 62,500,000 or approximately $709,260 of which $425,556 is shown as long term liabilities and the remainder of $283,704 as current maturity. Interest expense for the three months ended September 30, 2011 and 2010 was $35,091 and $44,170, respectively which was capitalized by the company.

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2015. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2011 and 2010.

Following is the estimated aggregate minimum future lease payments under capital leases:

	As of September 30	As of June 30
	2011	2011
Minimum Lease Payments
Due FYE 9/30/11	$-	$1,010,836
Due FYE 9/30/12	995,967	209,260
Due FYE 9/30/13	208,513	115,346
Due FYE 9/30/14	80,910	-
Due FYE 9/30/15	-	-
Total Minimum Lease Payments	1,285,389	1,335,442
Interest Expense relating to future periods	(90,703)	(102,856)
Present Value of minimum lease payments	1,194,686	1,232,585
Less: Current portion	(936,975)	(947,113)
Non-Current portion	$257,711	$285,472

Following is a summary of fixed assets held under capital leases:

	As of September 30	As of June 30
	2011	2011
Computer Equipment and Software	$552,905	$518,911
Furniture and Fixtures	767,579	769,106
Vehicles	452,451	434,049
Building Equipment	302,216	302,216
Total	2,075,151	2,024,282
Less: Accumulated Depreciation	(905,411)	(807,562)
Net	$1,169,740	$1,216,720

Interest expense for the three months ended September 30, 2011 and 2010 was $18,688 and $8,790, respectively.

Page | 12

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(B) LOANS PAYABLE- BANK

The Company’s subsidiary, NetSol PK, has a loan with a bank, secured by the company’s assets. This loan consisted of the following:

For the year ended September 30, 2011:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	11.00%	$2,269,632
Total			$2,269,632

For the year ended June 30, 2011:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	11.00%	$2,319,378
Total			$2,319,378

Interest expense for the three months ended September 30, 2011 and 2010 was $19,776 and $51,812, respectively.

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

As of the period-ended September 30, 2011 and June 30, 2011, the remaining cash due of $103,226 is shown as “Other Payable – Acquisition” and the remaining stock to be issued of 46,704 shares at an average price of $1.89 is shown in “Shares to be issued” in the accompanying consolidated financial statements. Amounts payable represent the remaining McCue shareholders that have not been located as of the date of this report.

Page | 13

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONVERTIBLE NOTES PAYABLE

The net outstanding balance of convertible notes as of September 30, 2011 and June 30, 2011 is as follows:

Issue Date	Balance net of BCF @ 9/30/11	Current Portion	Long Term	Maturity Date

Sep-11	3,587,464	-	3,587,464	Sep-13
Total	3,587,464	-	3,587,464

Issue Date	Balance net of BCF @ 6/30/11	Current Portion	Long Term	Maturity Date

Jul-08	2,745,524	2,745,524	-	Jul-11
Total	2,745,524	2,745,524	-

For the periods ended September 30, 2011 and June 30, 2011, total interest accrued on convertible notes was $15,583 and $248,250, respectively.

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

During the year-ended June 30, 2010, Holders of the 2008 Notes elected to convert principal and interest due thereon into a total of 2,513,112 shares of common stock. These conversions reduced the total principal of the 2008 Notes to $4,450,000 as of June 30, 2010.

During the year ended June 30, 2011, Holders of the 2008 Note further elected to convert the principal and interest due thereon into a total of 2,744,042 shares of common stock. These conversions reduced the principal of the 2008 Note to $2,758,330 and unamortized balance of BCF was $12,806 as of June 30, 2011.

During the three months ended September 30, 2011 the remaining balance of 2008 Note was fully paid along with interest due thereon out of the proceeds of new 2011 Convertible Note.

(B) 2011 CONVERTIBLE DEBT

On September 13, 2011, NetSol Technologies, Inc. entered into a purchase agreement to sell convertible notes with a total principal value of $4,000,000 and warrants to purchase shares of common stock to an investment fund managed by CIM Investment Management Limited and another accredited investor.  The notes have a 2 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.895 per share.  The warrants entitle the investors to acquire a total of 1,408,451 shares of common stock, have a 5 year term and have an initial exercise price of $0.895 per share. The proceeds of Convertible note were assigned between warrants and convertible note per ASC 470-20. The company recorded $401,648 capitalized financing cost  and discount of $19,665 on shares to be issued upon conversion of note into equity. This capitalized finance cost and discount will be amortized over the life of the note.

Page | 14

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCKHOLDERS’ EQUITY:

(A)	Shares Issued for Services to Related Parties

During the periods ended September 30, 2011 and June 30, 2011, the Company issued a total of 22,500 and 442,500 shares of restricted common stock for services rendered by the officers of the company. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $37,575 and $528,900 respectively. The expense of $37,575 was recorded in the year ended June 30, 2011.

During the periods ended September 30, 2011 and June 30, 2011, the Company issued a total of 80,000 and 90,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $133,600 and $135,300 respectively. The expense of $133,600 was recorded in the year ended June 30, 2011.

During the periods ended September 30, 2011 and June 30, 2011, the Company issued a total of nil and 139,881 shares of its common stock to employees as required according to the terms of their employment agreements valued at nil and $33,300, respectively.

(B)	Share-Based Payment Transactions

During the periods ended September 30, 2011 and June 30, 2011, the Company issued a total of 12,000 and 337,857 shares of its common stock for provision of services to unrelated consultants valued at $16,200 and $152,543, respectively.

(C)	Share Issued Against Cash Payments

During the periods ended September 30, 2011 and June 30, 2011, the Company issued a total of nil and 5,106,756 shares of its common stock against cash valued of nil and $4,106,250, respectively.

Page | 15

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:		Exercise	Aggregated
Issued by the Company	# of shares	Price	Intrinsic Value

Outstanding and exercisable, June 30, 2010	7,706,917	$0.30 to $5.00	$-
Granted	1,471,000	$0.65 to $1.25
Exercised	(1,771,000)	$0.65 to $1.25
Expired / Cancelled	(487,600)
Outstanding and exercisable, June 30, 2011	6,919,317	$0.30 to $5.00	$1,637,459
Granted	330,000	$0.50
Exercised	(430,000)	$0.50 to $1.25
Expired / Cancelled
Outstanding and exercisable, September 30, 2011	6,819,317	$0.30 to $5.00	$(113,682)

WARRANTS:
Outstanding and exercisable, June 30, 2010	4,763,319	$1.65 to $3.70	$-
Granted
Exercised	(3,879,028)	$0.31
Expired	(706,061)	$1.68
Outstanding and exercisable, June 30, 2011	178,230	$1.65 to $3.70	$219,119
Granted	1,408,451	$0.895
Exercised
Expired
Outstanding and exercisable, September 30, 2011	1,586,681	$0.31 to $3.70	$(417,907)

The average life remaining on the options and warrants as of September 30, 2011 was as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
Issued by the Company
$0.01 - $0.99	1,406,000	7.24	0.65
$1.00 - $1.99	1,933,317	3.89	1.89
$2.00 - $2.99	2,830,000	3.58	2.70
$3.00 - $5.00	650,000	2.29	4.38
Totals	6,819,317	4.30	2.21

WARRANTS:
$0.31 - $1.99	1,574,181	4.76	0.85
$3.00 - $5.00	12,500	0.03	3.70

Totals	1,586,681	4.72	0.87

All options and warrants granted were vested and exercisable as of September 30, 2011.

Page | 16

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Page | 17

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the quarter ended September 30, 2011, the Company granted 330,000 options to two employees with an exercise price of $0.50 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $63,763 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate	3.13%
Expected life	1 month
Expected volatility	100%

WARRANTS

During the quarter ended September 30, 2011, the Company entered into an agreement to issue the 2011 Convertible Note together with warrants to purchase 1,408,451 warrants of common stock at an initial exercise price of $0.895 per share with a life of five years. The fair market value of these warrants is calculated $446,480 by using Black Scholes value method. Using this value, the proceeds of Convertible note were assigned between warrants and convertible note per ASC 470-20. The company recorded $401,648 capitalized financing cost which will be amortized over the life of the note.

Page | 18

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(B) EQUITY INCENTIVE PLAN

In May 2011, the shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) which provides for the grant of equity-based awards, including options, stock appreciation rights, restricted stock awards or performance share awards or any other right or interest relating to shares or cash, to eligible participants. The aggregate number of shares reserved and available for award under the 2011 Plan is 5,000,000 (the Share Reserve). The 2011 Plan contemplates the issuance of common stock upon exercise of options or other awards granted to eligible persons under the 2011 Plan. Shares issued under the 2011 Plan may be both authorized and unissued shares or previously issued shares acquired by the Company. Upon termination or expiration of an unexercised option, stock appreciation right or other stock-based award under the 2011 Plan, in whole or in part, the number of shares of common stock subject to such award again becomes available for grant under the 2011 Plan. Any shares of restricted stock forfeited as described below will become available for grant. The maximum number of shares that may be granted to any one participant in any calendar year may not exceed 500,000 shares. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

STOCK OPTIONS

Options granted under the 2011 Plan are not generally transferable and must be exercised within 10 years, subject to earlier termination upon termination of the option holder's employment, but in no event later than the expiration of the option's term. The exercise price of each option may not be less than the fair market value of a share of the Company’s common stock on the date of grant (except in connection with the assumption or substitution for another option in a manner qualifying under Section 424(a) of the Internal Revenue Code of 1986, as amended (the Code). Incentive stock options granted to any participant who owns 10% or more of the Company’s outstanding common stock (a Ten Percent Shareholder) must have an exercise price equal to or exceeding 110% of the fair market value of a share of our common stock on the date of the grant and must not be exercisable for longer than five years. Options become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Committee. The maximum term of any option granted under the 2011 Plan is ten years, provided that an incentive stock option granted to a Ten Percent Shareholder must have a term not exceeding five years.

PERFORMANCE AWARDS

Under the 2011 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2011 Plan, which is subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock.  As of September 30, 2011, 19,500 shares have been issued under this plan to non- officers employees.

Page | 19

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	2011	2010
Revenues from unaffiliated customers:
North America	$909,069	$1,242,982
Europe	916,618	2,089,979
Asia - Pacific	4,403,020	5,070,110
Consolidated	$6,228,708	$8,403,071

Operating income (loss):
Corporate headquarters	$(905,144)	$(1,056,548)
North America	28,714	321,093
Europe	(128,395)	1,079,667
Asia - Pacific	178,382	1,681,317
Consolidated	$(826,442)	$2,025,530

Net income (loss) after taxes and before minority interest:
Corporate headquarters	$(1,208,576)	$(1,481,129)
North America	28,526	324,250
Europe	(58,419)	1,016,852
Asia - Pacific	(82,980)	2,681,517
Consolidated	$(1,321,450)	$2,541,489

Identifiable assets:
Corporate headquarters	$14,310,339	$17,043,137
North America	1,856,621	2,278,499
Europe	4,184,885	4,783,665
Asia - Pacific	60,877,049	52,068,480
Consolidated	$81,228,895	$76,173,781

Depreciation and amortization:
Corporate headquarters	$17,705	$153,724
North America	75,434	132,077
Europe	121,448	179,440
Asia - Pacific	766,191	432,141
Consolidated	$980,778	$897,383

Capital expenditures:
Corporate headquarters	$-	$-
North America	1,444	3,405
Europe	-	-
Asia - Pacific	1,426,440	679,271
Consolidated	$1,427,884	$682,676

Page | 20

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net revenues by our various products and services provided for the three-month period ended September 30, were as follows:

	2011	2010
	$1,075,850	$3,477,793
	2,037,206	1,669,919
	3,115,652	3,255,360
Total	$6,228,708	$8,403,071

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at September 30, 2011

NetSol PK	39.48%	$11,097,960
NetSol-Innovation	49.90%	1,122,423
Total		$12,220,383

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2011

NetSol PK	39.48%	$11,531,694
NetSol-Innovation	49.90%	968,790
Total		$12,500,484

(A) NETSOL TECHNOLOGIES, LIMITED (“NETSOL PK”)

For the three months ended September 30, 2011 and 2010, NetSol Technologies Ltd. (“NetSol PK”) had net loss of ($99,918) and net income of $2,031,123. The related non-controlling interest was ($39,448) and $853,884, respectively.

 (B) NETSOL INNOVATION (PRIVATE) LIMITED (“NETSOL INNOVATION”)

For the three months ended September 30, 2011 and 2010, NetSol Innovation (Private) Limited (“NetSol Innovation”) had net income of $354,119 and $241,731. The related non-controlling interest was $176,705 and $120,624, respectively.

NOTE 18 – INCOME TAXES

Our effective tax rates were approximately 1.89% and 0.34% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.  Also, the Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future.

Page | 21

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS

On October 13, 2011, the Company issued 187,500 shares to its directors against compensation for which the expenses have already been recorded in shares to be issued as at September 30, 2011.

On October 13, 2011, the Company issued 40,000 shares to its independent directors against compensation for which the expenses have already been recorded in shares to be issued as at September 30, 2011.

On October 13, 2011, the Company issued 200,000 shares to its employee against exercise of options.

On October 20, 2011, NetSol Technologies Europe, Ltd. (“NTE”) entered into a joint venture agreement with Investec Asset Finance, PLC (“Investec’) to form Virtual Lease Services Holdings Limited, a company formed under the laws of England and Wales (“VLS Holdings”) for the purpose of acquiring Virtual Lease Services, Limited, a company formed under the laws of England and Wales (“VLS”).  In the stock purchase agreement by and between the parties, VLS Holdings acquired 100% of the issued and outstanding shares of common stock of VLS in exchange for cash in the amount of £1,293,238.78.   Under the terms of the VLS Holdings shareholders’ agreement, NTE shall hold 51% of equity of VLS Holdings and Investec shall own 49% of VLS Holdings.

On October 24, 2011, the company filed a S3- $40 MN universal shelf registration statement with SEC.

Page | 22

NETSOL TECHNOLOGIES, INC.

Item 2.   Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2011.

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

Page | 23

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

While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to focus operational responsibility along two regions, the Americas (including Brazil and Latin America) and Europe Region and the Asia Pacific Region covering, specifically, the markets of Australia, China, Pakistan, Saudi Arabia and Thailand.   The Company continues to maintain services or products and specific sales offices in its current locations and will add offices on an as-needed basis.
The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the quarter ended September 30, 2011.  It should be read together with our consolidated financial statements and related notes included herein.

Page | 24

NETSOL TECHNOLOGIES, INC.

 A few of NetSol’s major successes achieved during the quarter ended September 30, 2011 were:

•	Further expansion in the China market by adding new customers.

•
Formalized the Joint Venture Agreement with  Brasilinvest Group to launch a joint venture in Brazil.Formed an e-commerce division, Vroozi Inc., to provide a dedicated sales and delivery channel for the company’s existing smartOCI™ product line, as well as developing the next generation of e-commerce and search engine technologies. Vroozi Inc. formed this past quarter, is a wholly owned subsidiary of NetSol Technologies, Inc.Signed an agreement with a major U.S. aerospace defense contractor to implement NetSol’s smartOCI™ search engine software in its SAP e-Procurement environment.

•	Signed an agreement with a major U.S. chipmaker to implement smartOCI™ search engine in its SAP e-Procurement environment.

•
Won a major contract in the area of ‘Information Security’ with a leading telecom company in Pakistan.NetSol Innovation, a majority owned subsidiary, recently expanded its services to Australia, Europe and North America.  In turn, the demand of NetSol PK resources has increased to support the growing development and programming of our JV partner.

•
Signed a new contract to supply LeaseSoft to a leading independent UK leasing and asset finance company. A major European Bank went live with the LeaseSoft portal application.  The deployment included full integration with a Europe-wide credit search agency to provide enhanced data accuracy and better informed credit decisions.

•	A major European auto finance captive and one of the Company’s longest running client went live with NFS in India. This was delivered and implemented by NetSol Thai team in Bangkok.

•
Restructured global operational units by streamlining the regional delivery capabilities and sales organization Consolidated from three global regions to two regions with Region 1 the Americas and Europe and Region 2 Asia Pacific and the Middle East.

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) raise funds for continued operations and growth; (c) make a major entry in the US and Latin American markets and, (d) continue to streamline sales and marketing efforts in the Asia Pacific region, Europe, China and the Middle East, Japan and Australia. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive 3-5 year growth strategy aimed at increasing competitiveness and financial strength.

This plan is designed to:

●        Return to annual top line growth with the anticipation of double digit growth from 2013 onwards.

●        Result in enhanced organic growth by next generation of NFS solutions, SAAS model, e-commerce entry and leveraging new markets based on joint ventures.

●        Pursue the most strategic and synergistic acquisitions and new alliances based on our latest products and services.

●        Enhance delivery and service capabilities in China, Thailand, USA and UK.

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

Page | 25

NETSOL TECHNOLOGIES, INC.

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

o
To date, few US-based fortune 500 captive auto finance companies have shown serious interest in NFS™.   We expect, however, to achieve stronger results through strengthening NetSol’s North American operation by augmenting the service levels of the local technical team with effective integration of the NetSol PK center of excellence, resulting in a seamless integration of core project delivery and global support teams. Recently we have noticed elongated decision making by C level executives for NFS solutions and this is primarily due to challenging economic times in developed markets and economies. However  NetSol is experiencing a growing interest in our next generation NFS solution which is positioned to go to market by late 2012 to expand our revenue base.

o
The new and fast growing manifestations of e-commerce, such as Cloud computing, are being utilized by some of our offerings and will be further explored by us for other offerings. Our new IP, AKA, smartOCI™ has been demonstrated and presented to major fortune 500 companies in the US as an on-demand, catalogue content management system. The demand of e-procurement search engine seems robust and attractive. Several new license sales activities are in the pipeline that led to formation of new subsidiary known as Vroozi, Inc. Presently smartOCI™ is the main asset in this entity while we explore other channels of growth in e-commerce and search engine space. There has been a surge of interest amongst fortune 500 corporations for demos and workshops for smartOCI™ in recent months.

o
Europe continues to experience a severe recession coupled with regional debt crises..  Despite this, NetSol Europe’s operations have been steady.  Further, the business outlook is positive and, if this continues, NTE is expected to expand its product line and hire stronger management personnel. Our relationship with existing clientele is very strong and we are cautiously expanding the sales and marketing efforts in the region.

o
The market of the Kingdom of Saudi Arabia is robust, rich and well capitalized, offering vast opportunities for NetSol through our joint venture. Recently, there have been a few new local IT contracts awarded but our vision is based on long term and high value projects in the defense, public, infrastructure and multinational auto captive markets. In order to be equal partners with a major conglomerate, Atheeb Group, a $2 billion group in revenue, we need to have the serious financial wherewithal and resources to bid on major projects exceeding $100 million each in value. Currently, the joint venture has 10 employees based in Riyadh with direct delivery and implementation support from NetSol PK. The long term plan is to expand staffing levels and provide financial capability to bid in major projects with Atheeb. We are noticing an impressive traction for NFS in the Kingdom markets and ANSCL teams are aggressively positioning NetSol overall offering in this robust and rich economy.

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

Page | 26

NETSOL TECHNOLOGIES, INC.

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

Funding and Investor Relations:

The fundamental challenge constantly facing the management is to achieve sustainable and impressive growth with a much stronger balance sheet. In light of global opportunities for organic growth and through alliances and M&A, there are certain opportunity costs for an inability to tap into these markets and areas. The biggest hurdle to win large value contracts and projects in every market is the weak cash position. Therefore, management has the responsibility to broaden its horizon by prudently exploring all available vehicles to adequately capitalize the Company. Smart new capital may be needed to make NetSol a much healthier company with an impressive balance sheet and sufficient size to   participate in and win major projects in key markets. To summarize,   the following areas would need injections of new capital either from internal operations or external injections, dependent, in part, on market conditions.

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

Capital may be injected through:  continued exercises of options by the officers in cash; new debt and stock offerings with accredited investors who typically hold for long term investment as well as through a public offering based on market conditions and dynamics.  The board and management would be cognizant and prudent to make the best decision in the long term interest of shareholders.

Page | 27

NETSOL TECHNOLOGIES, INC.

Investor Relations efforts will include:

•	Working to grow our institutional investor base.
•	Sharing the NetSol story with sell side analysts, funds, portfolio managers and the financial media.
•	Aggressively positioning NetSol in front of major investors’ conferences and road shows to be organized by our newly hired IR firm and other major institutions.
•	Utilizing US mainstream media to highlight NetSol’s image and ‘niche’ business offering.
•	Founding management’s anticipated continued investment in the Company displaying management’s belief in NetSol’s potential to new investors.
•	Dedicating and focusing efforts to improve shareholder value.

Improving the Bottom Line:

Management believes that these measures will improve the bottom line on an ongoing basis:

•	Improve pricing, sales volume and fee structures.
•	Continue consolidation and reevaluating operating margins as ongoing activities.
•	Streamline further cost of goods sold to improve gross margins to historical levels over 60%, as sales ramp up.
•	Generate higher revenues per employee, enhance productivity and lower cost per employee.
•	Optimize the utilization of NetSol’s best talent and resources, infrastructure, processes and disciplines to maximize the bottom-line and fully leverage the cost arbitrage.
•	Grow process automation and leverage the best practices of CMMI level 5. Global delivery concept and integration will further improve both gross and net margins.
•	Cost efficient management of every operation and continue further consolidation to improve bottom line.
•	Create more visibility and predictability by implementing SaaS model in mature markets. Retire Debt to reduce the interest cost significantly and to make every effort to avoid any one time charges.

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

•
Serious interest in NetSol’s next generation solution has been expressed by a few global companies.  Demos and workshops with key global clients and partners of have been very well received. Hence, the new generation solution appears to be gaining momentum.

•
GMAC – China, the implementation of first R2 for Wholesale Finance (WFS) is on track setting a strong foundation for growth. Two other key modules (CMS / CAP) are in the development stage and are expected to be marketed in fiscal 2012.

Page | 28

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

Negative trends:

•	Geopolitical unrest due to extremism in the regions of Pakistan and Afghanistan.

•	Significant strains in US-Pakistan relations.

•	Recent turbulent political developments in the Arab world might delay activities and plans.

•	Natural disasters in Japan, Thailand and Pakistan have damaged these economies.

•	The emergence of many smaller players offering IT solutions in China has resulted in greater price competition.

•	The fear of renewed recession in light of U.S debt down-grade and the continued sluggish European market, could lead to our business in North America and Europe suffering.

•	Dramatic and deep global recession has created a serious decline in business spending causing significant budget cuts for many of the Company’s target verticals.

Page | 29

NETSOL TECHNOLOGIES, INC.

•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems, squeezing IT budgets and extending decision making cycles.

•	Tighter internal processes and budgets will cause delays in the receivables from a few clients.

•	Anticipated worsening US deficit and a rise in inflation in coming years would put further stress on consumers and business spending.

•	Volatility in oil prices, Euro zone in European markets and uncertainty overall in global economies could deter the growth and GDP in the US.

•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

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
Page | 30

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

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis.

STOCK-BASED COMPENSATION

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the BSM model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

RECENT ACCOUNTING PRONOUNCEMENTES

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

CASH RESOURCES

The company had $3.12 million worldwide in cash as on September 30, 2011.
Page | 31

NETSOL TECHNOLOGIES, INC.

AVAILABLE INFORMATION

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website.  Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website.  Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts.  Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http://www.netsoltech.com/company/corporate-governance.php.  The content of our websites are not intended to be incorporated by reference into this 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Page | 32

NETSOL TECHNOLOGIES, INC.
CHANGES IN FINANCIAL CONDITION

Quarter                      Ended September 30, 2011 as compared to the Quarter Ended September 30, 2010:

Net revenues for the quarter ended September 30, 2011 and 2010 are broken out among the subsidiaries as follows:

	2011		2010
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
Netsol Tech NA	909,069	14.59%	1,242,982	14.79%
Vroozi	-	0.00%	-
	909,069	14.59%	1,242,982	14.79%
Europe:
Netsol UK	-	0.00%	-	0.00%
Netsol Tech Europe	916,618	14.72%	2,089,979	24.87%
	916,618	14.72%	2,089,979	24.87%
Asia-Pacific:
Netsol Tech (PK)	3,184,046	51.12%	4,064,454	48.37%
Netsol-Innovation	902,195	14.48%	666,805	7.94%
Netsol Connect	149,795	2.40%	132,275	1.57%
Netsol-Abraxas Australia	68,782	1.10%	2,844	0.03%
Netsol-Thailand	98,202	1.58%	203,732	2.42%

	4,403,020	70.69%	5,070,110	60.34%

Total	$6,228,708	100.00%	$8,403,071	100.00%

Page | 33

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2011		2010
Net Revenues:		%		%
License fees	$1,075,850	17.27%	$3,477,793	41.39%
Maintenance fees	2,037,206	32.71%	1,669,919	19.87%
Services	3,115,651	50.02%	3,255,360	38.74%
Total revenues	6,228,708	100.00%	8,403,071	100.00%
Cost of revenues:
Salaries and consultants	2,383,411	38.26%	1,986,888	23.64%
Travel	285,673	4.59%	231,612	2.76%
Repairs and maintenance	74,194	1.19%	57,058	0.68%
Insurance	35,868	0.58%	30,992	0.37%
Depreciation and amortization	789,105	12.67%	630,941	7.51%
Other	516,409	8.29%	243,138	2.89%
Total cost of revenues	4,084,660	65.58%	3,180,629	37.85%
Gross profit	2,144,048	34.42%	5,222,442	62.15%
Operating expenses:
Selling and marketing	700,281	11.24%	483,970	5.76%
Depreciation and amortization	191,674	3.08%	266,443	3.17%
Bad debt expense	192,250	3.09%	254,632	3.03%
Salaries and wages	806,564	12.95%	920,264	10.95%
Professional services, including non-cash compensation	186,749	3.00%	139,085	1.66%
General and adminstrative	892,972	14.34%	1,132,519	13.48%
Total operating expenses	2,970,490	47.69%	3,196,913	38.04%
Income from operations	(826,442)	-13.27%	2,025,530	24.10%
Other income and (expenses)
Loss on sale of assets	(1,641)	-0.03%	(14,794)	-0.18%
Interest expense	(251,430)	-4.04%	(315,644)	-3.76%
Interest income	32,805	0.53%	84,461	1.01%
Gain (loss) on foreign currency exchange transactions	(120,906)	-1.94%	1,073,894	12.78%
Share of net loss from equity investment	(100,000)	-1.61%	(70,438)	-0.84%
Beneficial conversion feature	(21,583)	-0.35%	(177,411)	-2.11%
Other expense	(7,718)	-0.12%	(55,554)	-0.66%
Total other income (expenses)	(470,474)	-7.55%	524,515	6.24%
Net income (loss) before income taxes	(1,296,916)	-20.82%	2,550,045	30.35%
Income taxes	(24,534)	-0.39%	(8,556)	-0.10%
Net income (loss) after tax	(1,321,451)	-21.22%	2,541,489	30.24%
Non-controlling interest	(137,258)	-2.20%	(974,508)	-11.60%
Net income (loss) attibutable to NetSol	(1,458,708)	-23.42%	1,566,980	18.65%

Net revenues for the quarter ended September 30, 2011 were $6,228,708 as compared to $8,403,071 for the quarter ended September 30, 2010.   This reflects a decrease of $2,174,364 or 25.88% in the current quarter as compared to the quarter ended September 30, 2010. License revenue decreased from $3,477,793 to $1,075,850. This is decrease of $2,401,942 or 69%. This unprecedented decrease is due to delay in signing of new contracts with some of our existing and new prospective customers. This is mainly due to the geo-political conditions of South Asia and overall global economic worries causing some of the customers to take more than normal time to sign off on the deals. The management anticipates this delay to be of a short term nature and is confident  that transactions will be back on track very soon.  Services revenue, which also includes consulting and implementation, decreased to $3,115,651 as compared to $3,255,360 last year. This is a slight decrease by 1.29%. During the current quarter, the company got one new contract of NFS including implementation, data migration and consulting services. Besides this new contract, the company also received additional enhancements and consultancy work from its existing customers. Maintenance fees  increased by $367,288, or 21.99%, as compared to the corresponding period last year. As we sell more licenses, this fee is expected to further increase in future.

Page | 34

NETSOL TECHNOLOGIES, INC.

The gross profit was $2,144,048 in the quarter ending September 30, 2011, as compared with $5,222,442 for the same quarter of the previous year. This is a decrease of 58.95% or $3,078,394.  The gross profit percentage for the quarter decreased to 34.42% from 62.15% in the quarter ended September 30, 2010. This decrease in gross profit percentage is due to decrease in revenues of the company. The cost of sales was $4,084,660 in the current quarter compared to $3,180,629 in the comparable quarter of fiscal 2010. As a percentage of sales it increased from 37.85% for the quarter ended September 30, 2010 to 65.58% in the current quarter. Salaries and consultant fees increased by $396,523, from $1,986,888, in the prior comparable quarter, to $2,383,411. As a percentage of sales, it increased by 19.96% from 23.64% in the prior comparable quarter to 38.26% in the current quarter. The increase in salaries is due to hiring of new employees in key locations including Pakistan, Thailand and North America.  Depreciation and amortization expense also increased to $789,105 compared to $630,941 in the corresponding quarter last year or an increase of $158,164. The company has certain intangible assets under development and as soon as an asset is ready for market, its amortization is started, hence this increase.

Operating expenses were $2,970,490 for the quarter ending September 30, 2011 as compared to $3,196,913, for the corresponding period last year for a decrease of 7.08% or $226,423.  As a percentage of sales it increased by 9.65% from 38.04% to 47.69%. Depreciation and amortization expense amounted to $191,674 and $266,443 for the quarter ended September 30, 2011 and 2010, respectively.  Combined salaries and wage costs were $806,564 and $920,264 for the comparable periods, respectively. As a percentage of sales, these costs increased from 10.95% to 12.95%. General and administrative expenses were $892,972 and $1,132,519 for the quarters ended September 30, 2011 and 2010, respectively, a decrease of $239,547 or 21.15%.  As a percentage of sales, these expenses were 14.34% in the current quarter compared to 13.48% in the comparable quarter. The decrease is mainly attributable due to control over some non-cash expense on share based compensation. The Company has to recognize expense using the Black-Schole formula on the share based compensation of some of its employees and officers. Due to reduction in the share-based compensation, this expense has been reduced in the current quarter.

Selling and marketing expenses were $700,281 and $483,970, in the quarter ended September 30, 2011 and 2010, respectively. Professional services expense increased 34.27% to $186,749 in the quarter ended September 30, 2011, from $139,085 in the corresponding period last year.

Loss from operations was $826,442 compared to income of $2,025,530 for the quarters ended September 30, 2011 and 2010, respectively. This represents a decrease of $2,851,971 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net loss from operations was 13.27% in the current quarter compared to income of 24.1% in the prior period.

Net loss attributable to common shareholders was $1,458,708 compared to net income of $1,566,980 for the quarters ended September 30, 2011 and 2010, respectively.  This is a decrease of $3,025,689 compared to the prior year. Included in this loss is foreign currency exchange loss of $120,906 compared to a gain of $1,073,894. The current fiscal quarter amount includes a net reduction of $137,258 compared to $974,508 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, and the 39.48% non-controlling interest in NetSol PK.  Interest expense was $251,430 in the current quarter as compared to $315,644 in the comparable period.  Net loss per share, basic and diluted, was $0.03 as compared to net income of $0.04 for the quarters ended September 30, 2011 and 2010.

The net EBITDA loss was $234,769 compared to income $2,704,103 for the quarters ended September 30, 2011 and 2010, after addition of amortization and depreciation charges of $980,779 and $897,384, income taxes of $24,534 and $8,556, and interest expense of $251,430 and $315,644, and deduction of interest income $32,805 and $84,461 respectively.  The EBITDA loss per share, basic and diluted was $0.004 for the quarter ended September 30, 2011 as compared with basic and diluted EBITDA earnings of $0.07 and $0.06 for the quarter ended September 30, 2010.  As a percentage of revenues EBITDA was 3.63% compared to 32.18% for the quarters ended September 30, 2011 and 2010, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Page | 35

NETSOL TECHNOLOGIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

In summary, our cash flows were as follows (in millions):

	For the Three Months
	Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	0.884	(0.114)
Net cash used in investing activities	(3.294)	(2.687)
Net cash provided by financing activities	1.410	0.952

We note that the Company's cash position was $3,123,686 at September 30, 2011, compared to $2,154,813 at September 30, 2010.

Net cash provided by operating activities amounted to $883,901 for the three months ended September 30, 2011, as compared to net cash consumed of $113,820 for the comparable period last fiscal year. The increase is mainly due to an increase in accounts receivable and other current assets. The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. The average days sales outstanding, for the period ended September 30, 2011, was 205 days as compared with 173 days in same period of fiscal 2011.

Net cash used by investing activities amounted to $3,293,974 for the three months ended September 30, 2011, as compared to $2,686,900 for the comparable period in last fiscal year.  The Company had net purchases of property and equipment of $1,427,884 compared to $682,676 for the comparable period last fiscal year. Besides purchasing new hardware and equipment, major expense was incurred on construction of additional infrastructure to house the increasing demand of resources. The Company also made a further investment of $100,000 in Atheeb NetSol (KSA) in current period.. The increase in intangible assets which represents amounts capitalized for the development of new products was $1,768,681 and $1,574,143 for the comparable periods.

Net cash provided by financing activities amounted to $1,410,133 and $952,233 for the three months ended September 30, 2011, and 2010, respectively. The Company generated $nil through sale of its common stock whereas in the corresponding period of fiscal 2010, the cash generated through sale of common stock was $2,021,139. The three months ended September 30, 2011 included the cash inflow of $140,000 from the exercising of stock options and warrants compared to $186,875 in three months ended September 30, 2010. In the current fiscal period, the Company had net payments on account of bank loans, loans and capital leases of $4,743,372 as compared to $2,365,852 in the comparable period last year. The Company is operating in varying geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. The company and all its subsidiaries are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. The Company anticipates to pay back all these obligations on their respective due dates from its own sources.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and as well on external capital raise to bolster our cash position.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans.  Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $5.0 to $7.0 million for US, European and UAE, new business development activities and infrastructure enhancements. In addition, the Company needs to be ready to support larger projects and win higher value NFS contracts by constantly strengthening its balance sheet.

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
Page | 36

NETSOL TECHNOLOGIES, INC.

Financial Covenants

Our UK based subsidiary, NetSol Technologies Europe Limited (NTE) has an approved overdraft facility of £200,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol Technologies Limited (NTPK) has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 400 million ($4,540,295 approximately) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risks.

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Report (September 30, 2011).   Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were effective.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2011. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of September 30, 2011, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its accounting staff do not have sufficient technical accounting knowledge relating to accounting for complex U.S. GAAP matters.  In particular, although our CFO is a Chartered Accountant (CA) in Pakistan neither he, nor our controllers, holds a Certified Public Accounting (CPA) license in the United States.  While the CA certification is recognized in several key countries relative to the Company’s operations, including Pakistan, the United Kingdom, and other British Commonwealth countries, the Company has determined that a deficiency exists with respect to required financial reporting expertise in the United States. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2011.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Page | 37

NETSOL TECHNOLOGIES, INC.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item 1.A.  Risk Factors

We have received a notice of failure to comply with the minimum bid price required by nasdaq listing rules.  while we have 180 calendar days from the date of the notice to regain compliance, there is no guarantee that we will be able to regain compliance within the time frame, that should we fail to regain compliance during the initial grace period that we will be able to meet the criteria for a further grace period or that even if we regain compliance that we shall be able to continue to meet the minimum bid price requirements.

On September 2, 2011, we received a notice from NASDAQ of failure to comply with a continued listing rule, specifically the minimum bid price of NASDAQ Listing Rule 5550(a)(2).  We have a grace period of 180 calendar days in which to regain compliance and there is no guarantee that this will happen.  Should we fail to regain compliance during the initial grace period, there is no guarantee that we will meet the criteria for a further grace period.  Failure to regain compliance could result in delisting of our common stock from NASDAQ.

BOTH THE RECOVERY FROM THE RECENT ECONOMIC RECESSION AND RECOVERY FROM RECENT NATURAL DISASTERS MAY AFFECT OUR CUSTOMERS’ PURCHASING AND PAYMENT DECISIONS, NEGATIVELY AFFECTING OUR PIPELINE AND ACCOUNTS RECEIVEABLES.

A number of our customers are auto manufacturers with corporate headquarters in Japan.  The Japanese earthquake and tsunami has delayed some customers’ decisions to upgrade or increase implementations of our projects.  This, coupled with the sluggish economic recovery in North America and Europe, may slow new orders.  A slowdown in new orders could result in less revenue.  Further, economic pressures have caused some customers to slow payment of outstanding invoices.  Should this slower payment cycle continue, our accounts receivables may increase and we could, potentially, be required to make provisions for bad debts.

Page | 38

NETSOL TECHNOLOGIES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2011, the Company issues 80,000 shares of common stock to its independent directors as compensation for services performed through June 30, 2011.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.  Each independent director is an accredited investor with access to information regarding the Company by virtue of their position on the board of directors.

In July 2011, the Company issued 12,000 shares of common stock to its investor relation firm as part of the compensation due to the firm in exchange for services performed.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.  The firm is an accredited investor with access to information regarding the Company by virtue of its position as investor relations advisor.

In July 2011, the Company issued shares of common stock to non-director, officers of the Company.  The shares were issued for services rendered through June 30, 2011 and were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.  Each employee is an accredited investor with access to information regarding the Company by virtue of their position with the Company.

In September  2011, NetSol Technologies, Inc. entered into a purchase agreement to sell convertible notes with a total principal value of $4,000,000 and warrants to purchase shares of common stock to an investment fund managed by CIM Investment Management Limited and another accredited investor.  The notes have a 2 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.895 per share, which conversion price was determined as of September 13, 2011, the date of the purchase agreement.  The warrants have a 5 year term and have an initial exercise price of $0.895 per share.  The issuance of the notes and warrants was made in reliance on an exemption from registration available under Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

On November 7, 2011, the Compensation Committee of the Company, consisting of the independent members of the board, approved amendments to the employment agreements of the executive members of the board as well as the Chief Financial Officer and the Secretary.  These amendments provide for a 5% cash compensation increase for the executive members of the board (as compensation solely for their executive duties) and a 10% cash compensation increase for the Chief Financial Officer and Secretary.  The amendments of the executives’ employment agreements are filed with this 10-Q.

Item 6.                      Exhibits

10.45	Amendment to Employment Agreement of Najeeb Ghauri dated November 7, 2011

10.46	Amendment to Employment Agreement of Naeem Ghauri dated November 7, 2011

10.47	Amendment to Employment Agreement of Salim Ghauri dated November 7, 2011

10.48	Amendment to Employment Agreement of Boo-Ali Siddiqui dated November 7, 2011

10.49	Amendment to Employment Agreement of Patti L. W. McGlasson dated November 7, 2011

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Page | 39

NETSOL TECHNOLOGIES, INC.
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date:	8-Nov-11	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer

Date:	8-Nov-11	/s/Boo-Ali Siddiqui
BOO-ALI SIDDIQUI
Chief Financial Officer
Principal Accounting Officer

Page | 40