Form 10-Q/A
period 2011-09-30
NETSOL TECHNOLOGIES INC
filed 2011-12-23
CIK 1039280

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

NETSOL TECHNOLOGIES, INC.

EXPLANATORY NOTE

This Form 10-Q/A amends the quarterly report on Form 10-Q of NetSol Technologies, Inc. (the “Company”) for the quarter ended September 30, 2011 (the “Original Filing”), filed on November 8, 2011 to change management’s conclusion regarding the effectiveness of its disclosure controls and procedures in light of its conclusion that its financial controls and procedures contain a material weakness as of September 30, 2011.   The remainder of the 10-Q filed dated November 8, 2011 remains unchanged.

 This Form 10-Q/A amends Part I, Item 4 (Controls and Procedures) in the Company's Original Filing. Except to the extent required to reflect the above-referenced revisions, this Form 10-Q/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2011. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of September 30, 2011, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its accounting staff do not have sufficient technical accounting knowledge relating to accounting for complex U.S. GAAP matters.  In particular, although our CFO is a Chartered Accountant (CA) in Pakistan neither he, nor our controllers, holds a Certified Public Accounting (CPA) license in the United States.  While the CA certification is recognized in several key countries relative to the Company’s operations, including Pakistan, the United Kingdom, and other British Commonwealth countries, the Company has determined that a deficiency exists with respect to required financial reporting expertise in the United States. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2011.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

NETSOL TECHNOLOGIES, INC.

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

NETSOL TECHNOLOGIES, INC.

Date:           December 23, 2011                            /s/ Najeeb Ghauri
 ___________________________
 NAJEEB GHAURI
 Chief Executive Officer

Date:           December 23, 2011                            /s/Boo-Ali Siddiqui
 ___________________________
 BOO-ALI SIDDIQUI
 Chief Financial Officer
 Principal Accounting Officer