Form 10-Q
period 2011-12-31
NETSOL TECHNOLOGIES INC
filed 2012-02-02
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ___                                No_X

The issuer had 57,226,355 shares of its $.001 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of January 31, 2012.

NETSOL TECHNOLOGIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of December 31,	As of June 30,
ASSETS	2011	2011
Current assets:
Cash and cash equivalents	$4,723,366	$4,172,802
Restricted Cash	2,703,618	5,700,000
Accounts receivable, net	12,209,500	15,062,503
Revenues in excess of billings	9,553,286	7,601,230
Other current assets	2,144,031	2,053,904
Total current assets	31,333,801	34,590,439

Property and equipment, net	16,919,342	16,014,461

Intangible assets, net	28,071,966	25,602,195
Goodwill	9,653,330	9,439,285
Total assets	$85,978,439	$85,646,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,935,799	$4,730,027
Current portion of loans and obligations under capitalized leases	4,413,779	7,062,535
Other payables	103,226	103,226
Unearned revenues	3,296,324	2,653,460
Convertible notes payable , current portion	-	2,745,524
Loans payable, bank	2,217,295	2,319,378
Common stock to be issued	125,525	400,700
Total current liabilities	15,091,948	20,014,850
Obligations under capitalized leases, less current maturities	245,139	285,472
Convertible notes, payable less current maturities	3,640,128	-
Long term loans; less current maturities	1,798,051	434,884
Total liabilities	20,775,266	20,735,206
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 95,000,000 shares authorized; 56,948,855 & 55,531,855 issued and outstanding as of December 31, 2011 and June 30, 2011	56,949	55,532
Additional paid-in-capital	99,428,924	97,886,492
Treasury stock	(415,425)	(396,008)
Accumulated deficit	(35,271,598)	(34,130,944)
Stock subscription receivable	(2,031,210)	(2,198,460)
Other comprehensive loss	(9,964,572)	(8,805,922)
Total NetSol shareholders' equity	51,803,068	52,410,690
Non-controlling interest	13,400,105	12,500,484
Total stockholders' equity	65,203,173	64,911,174
Total liabilities and stockholders' equity	$85,978,439	$85,646,380

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
Net Revenues:
License fees	$2,047,855	$3,129,063	$3,123,705	$6,606,856
Maintenance fees	2,121,282	2,023,509	4,158,488	3,693,428
Services	4,436,916	5,272,675	7,552,567	8,528,035
Total revenues	8,606,052	10,425,247	14,834,760	18,828,319
Cost of revenues:
Salaries and consultants	2,287,803	2,127,280	4,671,214	4,114,168
Travel	254,169	238,776	539,842	470,388
Repairs and maintenance	96,723	71,459	170,917	128,517
Insurance	31,348	31,087	67,216	62,079
Depreciation and amortization	812,510	679,284	1,601,615	1,310,225
Other	421,416	348,859	937,825	591,997
Total cost of revenues	3,903,969	3,496,745	7,988,629	6,677,375
Gross profit	4,702,083	6,928,503	6,846,131	12,150,944
Operating expenses:
Selling and marketing	735,132	1,002,877	1,435,413	1,486,847
Depreciation and amortization	289,030	267,861	480,704	534,303
Bad debt expense	-	(353)	192,250	254,279
Salaries and wages	1,152,023	736,898	1,958,587	1,657,162
Professional services, including non-cash compensation	236,911	151,276	423,660	290,361
General and adminstrative	1,072,483	873,569	1,965,455	2,006,088
Total operating expenses	3,485,579	3,032,128	6,456,069	6,229,041
Income from operations	1,216,504	3,896,375	390,062	5,921,904
Other income and (expenses)
Loss on sale of assets	(1,633)	(792)	(3,274)	(15,586)
Interest expense	(158,957)	(291,475)	(419,164)	(607,119)
Interest income	7,264	9,958	40,069	94,419
Gain (loss) on foreign currency exchange transactions	160,125	(400,658)	39,219	673,236
Share of net loss from equity investment	-	(71,799)	(100,000)	(142,236)
Beneficial conversion feature	(61,441)	(118,163)	(74,247)	(295,574)
Other expense	(8,988)	(1,748)	(16,706)	(57,301)
Total other income (expenses)	(63,629)	(874,677)	(534,103)	(350,162)
Net income (loss) before income taxes	1,152,875	3,021,698	(144,041)	5,571,741
Income taxes	(7,005)	(3,168)	(31,539)	(11,724)
Net income (loss) after tax	1,145,870	3,018,530	(175,580)	5,560,017
Non-controlling interest	(826,303)	(1,082,792)	(963,561)	(2,057,301)
Net income (loss) attributable to NetSol	319,567	1,935,737	(1,139,141)	3,502,717

Other comprehensive income (loss):
Translation adjustment	(1,039,343)	916,065	(2,013,541)	440,163
Comprehensive income (loss)	(719,776)	2,851,802	(3,152,682)	3,942,880
Comprehensive income (loss) attributable to non controlling interest	(437,533)	131,912	(854,892)	(74,976)
Comprehensive income (loss) attributable to NetSol	$(282,243)	$2,719,890	$(2,297,790)	$4,017,856

Net income (loss) per share:
Basic	$0.01	$0.04	$(0.02)	$0.08
Diluted	$0.01	$0.04	$(0.02)	$0.08
Weighted average number of shares outstanding
Basic	56,655,621	48,366,323	56,269,445	43,955,210
Diluted	57,261,550	51,058,140	56,269,445	46,647,027

Amounts attributable to NetSol common shareholders
Net income / (loss)	$319,567	$1,935,737	$(1,139,141)	$3,502,717

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(175,580)	$5,560,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,082,319	1,844,528
Provision for bad debts	192,250	254,279
Share of net loss from investment under equity method	100,000	142,236
Loss on sale of assets	3,274	15,586
Stock issued for interest on notes payable	-	35,808
Stock issued for services	155,500	577,943
Fair market value of warrants and stock options granted	256,479	175,341
Beneficial conversion feature	74,247	295,574
Changes in operating assets and liabilities:
Increase/ decrease in accounts receivable	3,322,973	(1,863,668)
Increase/ decrease in other current assets	(2,042,183)	(1,377,332)
Increase/ decrease in accounts payable and accrued expenses	(11,801)	(353,493)
Net cash provided by operating activities	3,957,478	5,306,820
Cash flows from investing activities:
Purchases of property and equipment	(2,832,212)	(2,450,222)
Sales of property and equipment	73,048	19,988
Purchase of treasury stock	(19,417)	-
Purchase of non-controlling interest in subsidiary	-	(180,000)
Short-term investments held for sale	-	(256,706)
Investment under equity method	(100,000)	-
Acquisition, net of cash acquired	(253,192)	-
Increase in intangible assets	(3,713,090)	(3,127,234)
Net cash used in investing activities	(6,844,863)	(5,994,175)
Cash flows from financing activities:
Proceeds from sale of common stock	-	2,566,750
Proceeds from the exercise of stock options and warrants	368,000	667,300
Proceeds from convertible notes payable	4,000,000	-
Payments on convertible notes payable	(2,758,330)	-
Restricted cash	2,996,382	-
Proceeds from bank loans	3,866,758	2,588,773
Payments on bank loans	-	(44,455)
Payments on capital lease obligations & loans - net	(5,123,981)	(3,192,089)
Net cash provided by financing activities	3,348,830	2,586,278
Effect of exchange rate changes in cash	89,119	(118,318)
Net increase in cash and cash equivalents	550,564	1,780,605
Cash and cash equivalents, beginning of year	4,172,803	4,075,546
Cash and cash equivalents, end of year	$4,723,366	$5,856,150

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
	For the Six Months
	Ended December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$520,470	$597,347
Taxes	$-	$1,729

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued against the payment of vendors	$50,000	$-
Stock issued for the conversion of Notes Payable	$-	$1,900,598

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2011.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

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
Vroozi, Inc. (“Vroozi”)

Majority-owned Subsidiaries
NetSol Technologies, Ltd. (“NetSol PK”)
NetSol Innovation (Private) Limited (“NetSol Innovation”)
Virtual Lease Services Holdings Limited (“VLSH”)
Virtual Lease Services Limited (“VLS”)
Hanover Asset Finance (Ireland) Limited (“HAFL”)

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

New Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011.

NOTE 3 – ACQUISITION

On October 4, 2011 NetSol Technologies Europe Limited (“NTE”), a wholly owned subsidiary of the Company, entered into an agreement with Investec Asset Finance PLC (“Investec”) a UK corporation, in which the Company obtained a 51% controlling interest in a newly-formed entity, Virtual Lease Services Holdings Limited (“VLSH”), which in turn acquired a 100% interest in Virtual Lease Services Limited (“VLS”). The purchase price paid in this transaction was entirely in the form of cash in the amount of $1,008,859.

At the time of acquisition the fair value of assets and liabilities acquired were as follows:

Cash	$755,667
Accounts Receivable	469,970
Fixed Assets	200,579
Customer List	248,320
Technology	242,702
Liabilities	(330,071)
Noncontrolling interest	(792,351)
Net Assets Acquired	794,815

Proceeds	1,008,859
Goodwill	$214,044

The acquisition of VLS is in alignment with the Company’s strategic plans and contributes to the continued expansion into technology markets through membership and practice acquisitions.

The amounts of acquired entities revenue and net income included in the Company’s consolidated statements of operations for the six months ended December 31, 2011, and the revenue and net income (loss) of the combined entity had the date of acquisitions been July 1, 2011, or July 1, 2010, are as follows:

	Revenue	Net income (loss)
Actual for six months from date of acquisition to December 31, 2011	$14,834,760	$(175,580)

Supplemental pro forma from Jul 1, 2011 through Dec 31-2011	$15,317,960	$(148,788)

Supplemental pro forma from Jul 1, 2010 through Dec 31-2010	$19,895,598	$5,664,154

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The components of basic and diluted earnings per share were as follows:

For the six months ended December 31, 2011	Net Loss	Shares	Per Share
Basic loss per share:	$(1,139,141)	56,269,445	$(0.02)
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities *
Stock options
Warrants
Diluted loss per share	$(1,139,141)	56,269,445	$(0.02)

For the six months ended December 31, 2010	Net Income	Shares	Per Share
Basic income per share:	$3,502,717	43,955,210	$0.08
Dividend to preferred shareholders	-		$-
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,271,378
Warrants		1,420,439
Diluted income per share	$3,502,717	46,647,027	$0.08

* As there is a loss, these securities are anti-dilutive. The basic and diluted loss per share is the same for the six months ended December 31, 2011

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY:

The accounts of NetSol UK, NTE, VLSH and VLS use the British Pound; HAFL uses the Euro; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht and Abraxas uses the Australian dollar as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTNA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $9,964,572 and $8,805,922 as of December 31, 2011 and June 30, 2011 respectively. During the six months ended December 31, 2011 and 2010, comprehensive loss in the consolidated statements of operations included translation gain of $610,810 and $515,139 respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of December 31	As of June 30
	2011	2011

Prepaid Expenses	$204,624	$245,194
Advance Income Tax	700,405	726,979
Employee Advances	53,750	53,404
Security Deposits	193,206	161,263
Tender Money Receivable	136,328	133,166
Other Receivables	534,451	535,597
Other Assets	321,267	198,301
Total	$2,144,031	$2,053,904

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of December 31	As of June 30
	2011	2011

Office furniture and equipment	$1,450,058	$1,179,993
Computer equipment	14,558,695	13,463,560
Assets under capital leases	2,133,802	2,024,282
Building	2,234,866	2,337,758
Land	2,141,444	2,240,036
Capital work in progress	3,473,202	2,659,750
Autos	617,623	794,617
Improvements	235,784	162,896
Subtotal	26,845,474	24,862,892
Accumulated depreciation	(9,926,132)	(8,848,431)
	$16,919,342	$16,014,461

For the six months ended December 31, 2011 and 2010, depreciation expense totaled $1,374,116 and $765,004 respectively.  Of these amounts, $953,898 and $537,424 respectively, are reflected in cost of goods sold.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long term growth needs. The Company recorded capitalized interest of $155,739 and $278,308 as of December 31, 2011 and June 30, 2011, respectively.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of December 31	As of June 30,
	2011	2011
Product licenses	$40,755,934	$38,226,400
Customer lists	6,052,377	5,804,057
Technology	242,702	-
	47,051,013	44,030,457
Accumulated amortization	(18,979,047)	(18,428,262)
Intangible assets, net	$28,071,966	$25,602,195

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses include unamortized software development and enhancement costs of $21,801,891. Product licenses are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 8 years. Amortization expense for the six-months ended December 31, 2011 and 2010 was $647,717 and $828,578, respectively.

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

As a result of operational losses of Ciena in the first three fiscal periods, 2009, 2010 and 2011, respectively, the first three annual deferred consideration installment payments were determined to be zero.

On October 4, 2011, the company entered into an agreement to acquire a UK based company “Virtual Leasing Services Limited” through one of its subsidiaries. As a result of this acquisition, the Company recorded $248,320 of an existing customer list.

Customer lists are being amortized based on a straight-line basis, which approximates the anticipated rate of attrition, which is currently a weighted average of approximately 5 years. Amortization expense for the six-months ended December 31, 2011 and 2010 was $59,847 and $250,930, respectively.

(C) Technology

On October 4, 2011, the company entered into an agreement to acquire a UK based company, Virtual Leasing Services Limited, through one of its subsidiaries. As a result of this acquisition, the Company recorded $242,702 of existing technology. Technology assets are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 5 years. Amortization expense for the six-months ended December 31, 2011 and 2010 was nominal.

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended;
December 31, 2012	1,767,032
December 31, 2013	1,598,077
December 31, 2014	1,390,622
December 31, 2015	931,406
December 31, 2016	931,406
Thereafter	21,453,423

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of December 31,	As of June 30,
	2011	2011
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,471,813
USA	4,664,100	4,664,100

Total	$9,653,330	$9,439,285

On October 4, 2011, the Company entered into an agreement to acquire a UK based company, Virtual Leasing Services Limited, through one of its subsidiaries. As a result of this acquisition, the Company recorded goodwill of $214,044.

The Company has determined that there was no impairment of the goodwill for either period presented.

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

Net book value at June 30, 2010	$200,506

Net loss for the year ended June 30, 2011	(542,929)
NetSol's share (50.1%)	(272,007)
Loss adjusted against investment	(200,506)

Net book value at June 30, 2011	$0

Investment during the period	100,000
Net loss for the six months ended December 31, 2011	(239,425)
NetSol's share (50.1%)	(119,952)
Unabsorbed losses brought forward	(51,731)
Total loss	(171,683)
Loss adjusted against investment	(100,000)

Net book value at December 31, 2011	$0

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31	As of June 30
	2011	2011

Accounts Payable	$1,192,350	$1,348,453
Accrued Liabilities	2,640,634	2,364,233
Accrued Payroll	163,091	148,565
Accrued Payroll Taxes	377,732	216,485
Interest Payable	232,825	380,808
Deferred Revenues	32,066	32,066
Taxes Payable	297,101	239,417
Total	$4,935,799	$4,730,027

NOTE 12 - DEBTS

(A) LOANS AND LEASES PAYABLE

Notes payable consisted of the following:

	As of December 31	Current	Long-Term
Name	2011	Maturities	Maturities

Habib Bank Line of Credit	$2,703,618	2,703,618	-
HSBC Loan	1,308,210	341,644	966,566
Term Finance Facility	1,247,228	415,743	831,485
Subsidiary Capital Leases	1,197,913	952,774	245,139
Lease abandonment liability	-	-	-
	$6,456,969	$4,413,779	$2,043,190

	As of June 30	Current	Long-Term
Name	2011	Maturities	Maturities

D&O Insurance	$21,429	$21,429	$-
Habib Bank Line of Credit	5,404,608	5,404,608	-
Bank Overdraft Facility	254,502	254,502	-
Term Finance Facility	869,767	434,883	434,884
Subsidiary Capital Leases	1,232,585	947,113	285,472
	$7,782,891	$7,062,535	$720,356

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.49% as of December 31, 2011 and June 30, 2011. Interest paid during the period ended December 31, 2011 and 2010 was nominal.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was1.85% and 2% as of December 31, 2011 and June 30, 2011, respectively. Interest expense during the six months ended December 31, 2011 and 2010 was $32,131 and $64,718, respectively. During the quarter ended September 30, 2011, the company redeemed certificate of deposits worth $3 million. Consequently, the line of credit was also reduced to $2,703,618.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000, or approximately $310,000. The annual interest rate is 3.25% over the bank’s sterling base rate, which was 5.00% as of December 31, 2011 and June 30, 2011, respectively.

In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,550,000, for a period of 5 years with monthly payments of £18,420, or $28,551 approximately. The interest rate was 4% which is 3.5% above bank sterling base rate. The subsidiary has used this facility up to £846,409, or $1,308,210, of which £625,366, or $966,566, was shown as long term and remaining £221,043, or $341,644, as current maturity. Interest expense, for the period ended December 31, 2011,was £8,250, or $12,787.

The Company’s subsidiary, NetSol PK, entered into a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 200,000,000 or approximately $2,217,295 (secured by the first charge of Rs. 580 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As on June 30, 2011, the subsidiary had used Rs. 75,000,000, or approximately $851,112, of which $425,556 was shown as long term liabilities, and the remainder of $425,556 as current maturity. As of the six months ended December 31, 2011, the Company paid back the installment of Rs. 12,500,000 reducing the outstanding principal amount to Rs. 62,500,000 or approximately $709,260. The company also availed another Rs. 50,000,000 increasing the outstanding balance to Rs. 112,500,000 or approximately $1,247,228, of which $831,485 is shown as long term liabilities and the remainder of $415,743 as current maturity.

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2015. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the six months ended December 31, 2011 and 2010.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2011 and June 30, 2011:

	As of December 31	As of June 30
	2011	2011
Minimum Lease Payments
Due FYE 12/31/12	$-	$1,010,836
Due FYE 12/31/13	1,007,127	209,260
Due FYE 12/31/14	209,994	115,346
Due FYE 12/31/15	61,121	-
Due FYE 12/31/16	-	-
Total Minimum Lease Payments	1,278,242	1,335,442
Interest Expense relating to future periods	(80,329)	(102,856)
Present Value of minimum lease payments	1,197,912	1,232,585
Less: Current portion	(952,774)	(947,113)
Non-Current portion	$245,138	$285,472

Following is a summary of fixed assets held under capital leases as of December 31, 2011 and June 30, 2011:

	As of December 31	As of June 30
	2011	2011
Computer Equipment and Software	$623,476	$518,911
Furniture and Fixtures	765,974	769,106
Vehicles	442,136	434,049
Building Equipment	302,216	302,216

Total	2,133,802	2,024,282
Less: Accumulated Depreciation	(1,008,161)	(807,562)
Net	$1,125,641	$1,216,720

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest expense for the six months ended December 31, 2011 and 2010 was $36,906 and $16,332, respectively.

(B) LOANS PAYABLE - BANK

The Company’s subsidiary, NetSol PK, has a loan with a bank, secured by the Company’s assets. This loan consists of the following as of December 31, 2011 and June 30, 2011:

For the period ended December 31, 2011:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	11.00%	$2,217,295

Total			$2,217,295

For the year ended June 30, 2011:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	11.00%	$2,319,378

Total			$2,319,378

Interest expense for the six months ended December 31, 2011 and 2010 was $121,177 and $105,797, respectively.

NOTE 13 – OTHER PAYABLE AND COMMON STOCK TO BE ISSUED

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

As of the period-ended December 31, 2011 and June 30, 2011, the remaining cash due of $103,226 is shown as “Other Payable” and the remaining stock to be issued of 46,704 shares at an average price of $1.89 is shown in “Common stock to be issued” in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – CONVERTIBLE NOTES PAYABLE

The net outstanding balance of convertible notes as of December 31, 2011 and June 30, 2011 is as follows:

Issue Date	Balance net of BCF @ 12/31/11	Current Portion	Long Term	Maturity Date

Sep-11	3,640,128	-	3,640,128	Sep-13

Total	3,640,128	-	3,640,128

Issue Date	Balance net of BCF @ 6/30/11	Current Portion	Long Term	Maturity Date

Jul-08	2,745,524	2,745,524	-	Jul-11

Total	2,745,524	2,745,524	-

For the periods ended December 31, 2011 and June 30, 2010, the interest accrued on convertible notes was $198,762 and $248,250, respectively.

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

During the six months ended December 31, 2011, the remaining balance of 2008 Note was fully paid along with interest due thereon out of the proceeds of a new 2011 Convertible Note.

(B) 2011 CONVERTIBLE DEBT

On September 13, 2011, NetSol Technologies, Inc. entered into a purchase agreement to sell convertible notes with a total principal value of $4,000,000 and warrants to purchase shares of common stock to an investment fund managed by CIM Investment Management Limited and another accredited investor. The notes have a 2 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.895 per share. The warrants entitle the investors to acquire a total of 1,408,451 shares of common stock, have a 5 year term, and have an initial exercise price of $0.895 per share. The proceeds of the Convertible note were assigned between warrants and convertible note per ASC 470-20. The Company recorded $401,648 capitalized financing cost and discount of $19,665 on shares to be issued upon conversion of note into equity. This capitalized finance cost and discount will be amortized over the life of the note.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 - STOCKHOLDERS’ EQUITY

(A) TREASURY STOCK

On November 11, 2011, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 2,500,000 of its shares of common stock over the following 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The Company has repurchased 44,300 shares of common stock from open market against cash consideration of $19,417 during the period ended December 31, 2011. The balance as of December 31, 2011 and June 30, 2011 was $415,425 and $396,008 respectively.

(B) SHARES ISSUED FOR SERVICES TO RELATED PARTIES

During the six months  ended December 31, 2011 and 2010 , the Company issued a total of 210,000 and 420,000 shares of restricted common stock for services rendered by the officers of the Company. These shares were valued at the fair market value of $135,075 and $476,700 respectively.

The company recorded an expense of $109,500 and $325,500 against the services rendered by officers during the six months ended December 31, 2011 and 2010.

During the six months  ended December 31, 2011 and  2010, the Company issued a total of 120,000 and 60,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $154,400 and $66,600 respectively.

The company recorded an expense of $40,000 and $66,600 for services rendered by the independent members of the Board of Directors as part of their board compensation during the six months ended December 31, 2011 and 2010.

During the period ended December 31, 2011 and 2010, the Company issued a total of nil and 139,881 shares of its common stock to employees as required according to the terms of their employment agreements valued at nil and $33,300, respectively.

(C) SHARE-BASED PAYMENT TRANSACTIONS

During the period ended December 31, 2011, and June 30, 2011, the Company issued a total of 137,000 and 337,857 shares of its common stock for provision of services to unrelated consultants valued at $66,200 and $152,543, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:		Exercise	Aggregated
Issued by the Company	# of shares	Price	Intrinsic Value

Outstanding and exercisable, June 30, 2010	7,706,917	$0.30 to $5.00	$-
Granted	1,471,000	$0.65 to $1.25
Exercised	(1,771,000)	$0.65 to $1.25
Expired / Cancelled	(487,600)
Outstanding and exercisable, June 30, 2011	6,919,317	$0.30 to $5.00	$1,637,459
Granted	2,150,000	$0.4 to $0.75
Exercised	(950,000)	$0.40 to $1.25
Expired / Cancelled
Outstanding and exercisable, December 31, 2011	8,119,317	$0.30 to $5.00	$(752,980)

WARRANTS:
Outstanding and exercisable, June 30, 2010	4,763,319	$1.65 to $3.70	$-
Granted
Exercised	(3,879,028)	$0.31
Expired	(706,061)	$1.68 to $3.70
Outstanding and exercisable, June 30, 2011	178,230	$0.31 to $3.70	$219,119
Granted	1,408,451	$0.895
Exercised
Expired	(25,000)	$1.85 to $3.70
Outstanding and exercisable, December 31, 2011	1,561,681	$0.31 to $0.895	$16,855

The average life remaining on the options and warrants as of December 31, 2011 is as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
Issued by the Company
$0.01 - $0.99	2,706,000	5.93	0.70
$1.00 - $1.99	1,933,317	3.64	1.89
$2.00 - $2.99	2,830,000	3.33	2.70
$3.00 - $5.00	650,000	2.04	4.38

Totals	8,119,317	4.17	1.97

WARRANTS:
$0.31 - $0.895	1,561,681	4.55	0.84

Totals	1,561,681	4.55	0.84

All options and warrants granted are vested and are exercisable as of December 31, 2011.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A) INCENTIVE AND NON-STATUTORY STOCK OPTION PLANS

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

Risk-free interest rate 3.13%
Expected life 1 month
Expected volatility 100%

During the quarter ended December 31, 2011, the Company granted 200,000 options to one employee with an exercise price of $0.50 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $13,797 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.3%
Expected life 1 month
Expected volatility 99.85%

During the quarter ended December 31, 2011, the Company granted 320,000 options to one employee with an exercise price of $0.40 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $24,890 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.3%
Expected life 1 month
Expected volatility 83.08%

During the quarter ended December 31, 2011, the Company granted 1,300,000 options to three of its officers with an exercise price of $0.75 per share and an expiration date of 5 Years, vesting quarterly. Using the Black-Scholes method to value the options, the Company will record a total of $585,241 in compensation expense for these options on quarterly bases out of which $146,310 was recorded in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.9%
Expected life 5 Years
Expected volatility 213.21%

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WARRANTS

During the quarter ended September 30, 2011, the Company entered into an agreement to issue the 2011 Convertible Note together with warrants to purchase 1,408,451 warrants of common stock at an initial exercise price of $0.895 per share with a life of five years. The fair market value of these warrants was calculated as $446,480 by using Black Scholes value method. Using this value, the proceeds of Convertible note were allocated between warrants and convertible based on their relative fair values. The company recorded $401,648 capitalized financing cost which will be amortized over the life of the note.

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

PERFORMANCE AWARDS

Under the 2011 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2011 Plan, which is subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of December 31, 2011, 19,500 shares have been issued under this plan to non- officers employees.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	2011	2010
Revenues from unaffiliated customers:
North America	$1,749,313	$2,231,691
Europe	2,506,234	4,576,771
Asia - Pacific	10,579,213	12,019,857
Consolidated	$14,834,760	$18,828,319

Operating income (loss):
Corporate headquarters	$(1,664,711)	$(1,902,704)
North America	21,932	324,948
Europe	(112,664)	2,394,818
Asia - Pacific	2,145,505	5,104,842
Consolidated	$390,062	$5,921,904

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(2,130,465)	$(2,699,654)
North America	21,308	310,018
Europe	(13,771)	2,332,303
Asia - Pacific	1,947,348	5,617,353
Consolidated	$(175,580)	$5,560,017

Identifiable assets:
Corporate headquarters	$14,077,314	$16,839,002
North America	2,460,475	2,620,231
Europe	6,884,161	6,003,011
Asia - Pacific	62,556,489	56,101,924
Consolidated	$85,978,439	$81,564,168

Depreciation and amortization:
Corporate headquarters	$35,353	$307,171
North America	150,023	264,698
Europe	300,783	356,337
Asia - Pacific	1,596,160	916,323
Consolidated	$2,082,319	$1,844,528

Capital expenditures:
Corporate headquarters	$-	$-
North America	9,348	40,310
Europe	484,485	905
Asia - Pacific	2,338,379	2,409,007
Consolidated	$2,832,212	$2,450,222

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net revenues by our various products and services provided for the period ended December 31, are as follows:

	2011	2010
Licensing Fees	$3,123,705	$6,606,856
Maintenance Fees	4,158,488	3,693,428
Services	7,552,567	8,528,035
Total	$14,834,760	$18,828,319

NOTE 18 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at December 31, 2011

NetSol PK	39.48%	$11,457,869
NetSol-Innovation	49.90%	1,169,147
VLS	49.00%	773,088

Total		$13,400,105

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2011

NetSol PK	39.48%	$11,531,694
NetSol-Innovation	49.90%	968,790

Total		$12,500,484

(A) NETSOL TECHNOLOGIES, LIMITED (“NETSOL PK”)

For the six months ended December 31, 2011 and 2010, NetSol Technologies Ltd. (“NetSol PK”) had net income of $1,847,135 and $4,356,397. The related non-controlling interest was $729,249 and $1,831,429, respectively.

(B) NETSOL INNOVATION (PRIVATE) LIMITED (“NETSOL INNOVATION”)

For the six months ended December 31, 2011 and 2010, NetSol Innovation (Private) Limited (“NetSol Innovation”) had net income of $501,681 and $452,648. The related non-controlling interest was $250,339 and $225,871, respectively.

(C) VIRTUAL LEASE SERVICES (“VLS”)

For the period ended December 31, 2011, Virtual Lease Services Limited (“VLS”) had a net loss of $34,052. The related 49% non-controlling interest was $16,685.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 19 – INCOME TAXES

Our effective tax rates were approximately 21.9% and 0.21% for the six months ended December 31, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.  Also, the Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future.

NOTE 20 - SUBSEQUENT EVENTS

Independent board members were issued 40,000 shares of common stock against compensation for which expense was recorded in December, 2011.

Officers of the company were issued 25,000 shares of common stock against compensation for which expense was recorded in December, 2011.

Employees of the company were issued 12,500 shares of common stock against compensation for which expense was recorded in December, 2011.

One of the employee of the company exercised options to acquire 200,000 shares of common stock valued at $100,000.

NETSOL TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending December 31, 2011.

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

NetSol combines domain expertise, not only with competitive cost from its delivery centers and support offices located around the globe, but also with the comfort of localized program and project management while minimizing any implementation risk associated with a single service or delivery center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  Our focus on “Solutions” serves to ensure the most favorable pricing while delivering in-depth domain experience.  NetSol currently has locations in Bangkok, Beijing, Lahore, the London metropolitan area, the San Francisco Bay Area, and Adelaide to best serve its clients and partners worldwide.  This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”.

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

NETSOL TECHNOLOGIES, INC.

In addition to services, our solution offerings are fashioned to provide a Best Product for Best Solution model.  Our offerings include our flagship global solution, NetSol Financial Suite (NFS™). NFS™, a robust suite of five software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle.  NFS™ is a result of more than eight years of effort resulting in over 60 modules grouped in five comprehensive applications. These five applications are complete systems in themselves and can be used independently to exhaustively address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the quarter ended December 31, 2011.  It should be read together with our consolidated financial statements and related notes included herein.

NETSOL TECHNOLOGIES, INC.

 A few of NetSol’s major successes achieved during the half year ended December 31, 2011 were:

•	Further expansion in Chinese market by adding new customers. Formed a local entity in China under WFOE laws aka ‘NetSol Beijing Ltd.’, a wholly owned subsidiary of NetSol Technologies, Inc.

•
Vroozi, Inc. signed a large SRM 7.0 project implementation with long term care service provider in the United States. Project includes complete implementation of the SAP SRM procurement tool, SAP Finance, and the Vroozi smartOCI™ marketplace technology.

•	Vroozi Inc. developed a ‘Big Data’ loader for the smartOCI™ Catalog Manager which allows large supplier catalog files to be loaded via a secure web connection.

•	A leading U.S. chipmaker has signed an agreement to implement NetSol’s smartOCI™ search engine in its SAP e-Procurement environment.

•
NetSol Technologies North America completed a new Generally Available Release of LeasePak 6.4 with enhanced performance (marked improvement in end of day, month and year processing routines including functionality enhancements).

•
On the October 4th, 2011, NetSol Technologies Europe Limited jointly acquired United Kingdom-based Virtual Lease Services, Ltd. (“VLS”), together with Investec Asset Finance Plc. The acquisition is owned 51% by NetSol Technologies Europe, Ltd. and 49% by Investec Asset Finance. VLS, with more than 30 customers across the U.K. finance and leasing industry, provides key support to their clients in business areas, including portfolio management, distressed portfolio analysis and recovery, standby servicing requirements and other customer-driven tailored servicing. VLS utilizes NetSol’s Leasesoft system for Lease Accounting and Administration as a key resource for their customer base. A major European Bank gone live with the LeaseSoft Portal application.

•
We signed another agreement with Minsheng Financial Leasing Co. Ltd. (MSFL), a subsidiary of China Minsheng Bank Corporation Limited. MSFL is market leader in China’s thriving financial leasing industry and a leading provider of aircraft leases in Asia.

•	Signed a multi-million dollar agreement to implement the NetSol Financial Suite (NFS)™ solution, including its retail platforms, to a European Automobile manufacturer for its Malaysian operations.

•	The on-going project of a Fortune 500 company in Korea went live with the state-of-the-art NFS™ solution.

•	Automation of Transport Department of the Province of Khyber Pakhtunkhwa, Pakistan gone live with NetSol’s state of the art “Automation of Transport Department and Route Permits” solution.

•
NetSol Technologies participated in the Australian Equipment Lessors Association (AELA), in Sydney. NetSol has become the regular member of this Association and was among the only 9 exhibitors for this exhibition.

•	NetSol Technologies participated at the 30th China Leasing Business Association Anniversary, held in Beijing.

•
Signed a multi-million dollar agreement to implement the NetSol Financial Suite (NFS)™ solution, including its retail platforms, for a company that will provide auto-financing services throughout China. The agreement gives NetSol another NFS™ client in China, and is being regarded as the ‘testament to NetSol’s experience and leadership in China which complements its recent expansion in the Asia-Pacific region’.

NETSOL TECHNOLOGIES, INC.

•
Won a major contract in the area of ‘Information Security’ with a leading Telecom in Pakistan. Under the agreement NetSol will provide a comprehensive solution to the client that includes an ‘Intrusion Prevention System’ and ‘Security Information and Event Management System’.

•	First NextGen – NFS™ went live with Thailand’s Kiatnakin, a leading Bank, a leading provider of financial services to commercial and corporate sectors in Thailand.

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals; (c) make progress in the North and South American markets and, (d) continue to streamline sales and marketing efforts in the Asia Pacific region, Europe, China and the Middle East, Japan and Australia. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive 3-5 year growth strategy aimed at increasing competitiveness and financial strength.

This plan is designed to:

●        Return to annual top line growth with the anticipation of double digit growth from 2013 onwards.

●        Achieve net margins in 2013, better than 2011 level of gross and net margins.

●        Result in enhanced organic growth by next generation of NFS™ solutions, SaaS model, e-commerce entry and leveraging new markets based on joint ventures.

●        Pursue the most strategic and synergistic acquisitions and new alliances based on our latest products and services.

●        Continue to enhance delivery and service capabilities in China, Thailand, USA and UK.

The plan contemplates the following enhanced activities and initiatives will accomplish these goals:

o
Continued expansion in the Chinese market. Management is poised to create a ‘proximity development center’ or PDC and clients support team to better serve our growing customers base. The Chinese market offers huge opportunities in the auto sectors in comparison with the US market, thus offers a very strong growth opportunities for NFS™.

o
NetSol’s Beijing office more than doubled its office space on March 1, 2011; new local Chinese staff has been added and additional hiring continues.  The Wholly Foreign Owned Enterprise under Chinese laws has been formed. NetSol is positioning China to become a dominant market for lending enterprise solutions for captive multinationals and local Chinese companies, including equipment finance, big ticket leasing markets and the banking industry. In the lease and finance domain NetSol can claim the de facto leadership position in the rapidly growing Chinese market.

o
Further augmentation of NetSol Thai. The office space in Bangkok has been enhanced with new hires of local and international staff to address and support a very rapidly growing market. The pipeline of new customers is growing from the markets in Japan, South Korea, Australia, India and other regional markets. These markets will be serviced and supported from the Thailand office with strong sales and client support team. The Bangkok facility is intended to become the prime location for delivery and implementation for global customers and partners particularly in Asia Pacific.

o
The new and fast growing manifestations of e-commerce, such as Cloud computing, are being utilized by some of our offerings and will be further explored by us for other offerings. Our e-commerce division’s smartOCI™ has been demonstrated and presented to major fortune 500 companies in the US as an on-demand, catalogue content management system. The demand of e-procurement search engine seems robust and attractive. Continued  new license sales activities are in the pipeline that led to formation of new subsidiary known as Vroozi, Inc. Presently smartOCI™ is the main asset in this entity while we explore other channels of growth in e-commerce and search engine space. There has been a surge of interest amongst fortune 500 corporations for demos and workshops for smartOCI™ in recent months. To date, six new US based major corporations have been signed up for smartOCI™.

NETSOL TECHNOLOGIES, INC.

o
Europe continues to experience a severe recession coupled with regional debt crises.  Despite this, NetSol Europe’s operations have been steady.  Further, the business outlook is positive and, if this continues, NTE is expected to expand its product line and hire stronger management personnel. Our relationship with existing clientele is very strong and we are cautiously expanding the sales and marketing efforts in the region. The integration of VLS in conjunction with Investec Bank as a JV partner, would bolster growth in services sectors complementing core solutions offerings.

o
The market of the Kingdom of Saudi Arabia is robust, rich and well capitalized, offering vast opportunities for NetSol through our joint venture. Recently, there have been a few new local IT contracts awarded but our vision is based on long term and high value projects in the defense, public, infrastructure and multinational auto captive markets. In order to be equal partners with a major conglomerate, Atheeb Group, a $2 billion group in revenue, we need to have the serious financial wherewithal and resources to bid on major projects exceeding $100 million each in value. Currently, the joint venture has 10 employees based in Riyadh with direct delivery and implementation support from NetSol PK. The long term plan is to expand staffing levels and provide financial capability to bid in major projects with Atheeb. We are noticing an impressive traction for NFS™ in the Kingdom markets and ANSCL teams are aggressively positioning NetSol overall offering in this robust and rich economy.

o
Our NFS™ suite of products is currently undergoing a major initiative towards developing the next generation of solutions. The Company believes that this would change the landscape for NetSol and increase both demand and the market. We are in the middle of developing a comprehensive sales and marketing plan requiring new personnel, markets and investment. In addition to GMAC in China ready to go live in next few months, the first system went live in Thailand with a leading bank.

o
In order to maximize the market and product potential of our SAP and Ecommerce line, highlighted by our smartOCI™ product, we are spinning this line off into its own operational entity.  We believe this will better enhance product and market development by providing a dedicated management and fulfillment staff.

●           Growth – New Alliances, Mergers & Acquisition

o Pursue new opportunities in emerging markets of South America - such as Brazil and Argentina - through local partners. These focused and niche markets for leasing and finance verticals represent new opportunities to introduce NFS™ and related service offerings.

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

NETSOL TECHNOLOGIES, INC.

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

•	Expansion in China, Thailand and other emerging markets, including Latin America.

•	Expanding the North American operation to roll out NetSol new generation solutions and enter Cloud Computing Solutions.

•	Diversify in Ecommerce space such as smartOCI™ search engine and build Vroozi as a winner name in the E-Commerce space.

•	Support of bigger IT related public and defense sectors projects in the Kingdom of Saudi Arabia with our joint venture partner.

•	Capital Expenditures for our next generation products, technology and infrastructure.

•	Hiring and training of programmers, engineers, sales and marketing.

Capital may be injected through:  continued exercises of options by the officers in cash; new debt and stock offerings with accredited investors who typically hold for long term investment as well as through a public offering based on market conditions and dynamics.  The board and management would be cognizant and prudent to make the best decision in the long term interest of shareholders.

Investor Relations efforts will include:

•	Working to grow our institutional investor base.

•	Sharing the NetSol story with sell side analysts, funds, portfolio managers and the financial media.

•	Aggressively positioning NetSol in front of major investors’ conferences and road shows to be organized by our IR consultants and investment bankers.

•	Utilizing US mainstream media to highlight NetSol’s image and ‘niche’ business offering.

•	The founding management continues to invest in the Company in the open market reaffirming their commitment to the potential and the future of the Company.

•	Dedicating and focusing efforts to improve shareholder value.

Improving the Bottom Line:

Management believes that these measures will improve the bottom line on an ongoing basis:

•	Improve pricing, sales volume and fee structures.

•	Continue consolidation and reevaluating operating margins as ongoing activities.

•	Streamline further cost of goods sold to improve gross margins to historical levels over 60%, as sales ramp up.

•	Generate higher revenues per employee, enhance productivity and lower cost per employee.

•	Optimize the utilization of NetSol’s best talent and resources, infrastructure, processes and disciplines to maximize the bottom-line and fully leverage the cost arbitrage.

•	Grow process automation and leverage the best practices of CMMI level 5. Global delivery concept and integration will further improve both gross and net margins.

•	Cost efficient management of every operation and continue further consolidation to improve bottom line.

•	Create more visibility and predictability by implementing SaaS model in mature markets. Retire Debt to reduce the interest cost significantly and to make every effort to avoid any one time charges.

NETSOL TECHNOLOGIES, INC.

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

•	First successful implementation of NextGen – NFS™ solution with a Thai Bank is a very positive indicator for new deals.

•
GMAC – China, the implementation of first NextGen for Wholesale Finance (WFS) is on track setting a strong foundation for growth. Two other key modules (CMS / CAP) are in the development stage and are expected to be marketed in fiscal 2012.

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

•	E-Commerce, new technologies, innovations and online activities are gaining momentum in many verticals. New areas for diversification are opening for NetSol.

•	Strong entry in e-commerce space by way of developing and marketing a new IP and winning series of fortune 500 US customers.

NETSOL TECHNOLOGIES, INC.

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

NETSOL TECHNOLOGIES, INC.

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

CASH RESOURCES

The company had $4.723 million worldwide in cash as on December 31, 2011.

NETSOL TECHNOLOGIES, INC.

AVAILABLE INFORMATION

Through the company’s web sites, its customers, both existing and potential, and investors can access a wide range of information about its product offerings, and support and technical matters.

Our website is located at www.netsoltech.com, and our investor relations website is located at http://www.netsoltech.com/IR/.  The following filings are available through our investor relations website after we file with the SEC:  Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders.  These filings are also available for download free of charge on our investor relations website.  We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements and other ownership related filings.  Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

NETSOL TECHNOLOGIES, INC.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2011 as compared to the Quarter Ended December 31, 2010:

Net revenues for the quarter ended December 31, 2011 and 2010 are broken out among the subsidiaries as follows:

	2011		2010
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
Netsol Tech NA	840,244	9.76%	988,708	9.48%
Vroozi	-	0.00%	-	0.00%
	840,244	9.76%	988,708	9.48%

Europe:
Netsol UK	-	0.00%	-	0.00%
Netsol Tech Europe	1,128,100	13.11%	2,486,792	23.85%
VLHS	-	0.00%	-	0.00%
VLS	458,364	5.33%	-	0.00%
HAFL	3,152	0.04%	-	0.00%
	1,589,616	18.47%	2,486,792	23.85%
Asia-Pacific:
Netsol Tech (PK)	5,005,922	58.17%	5,419,981	51.99%
Netsol-Innovation	722,855	8.40%	729,012	6.99%
Netsol Connect	151,407	1.76%	186,470	1.79%
Netsol-Abraxas Australia	90,883	1.06%	16,284	0.16%
Netsol-Thailand	205,126	2.38%	598,000	5.74%

	6,176,193	71.77%	6,949,747	66.66%

Total	$8,606,052	100.00%	$10,425,247	100.00%

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended December 31, 2011 and 2010 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2011		2010
Net Revenues:		%		%
License fees	$2,047,855	23.80%	$3,129,063	30.01%
Maintenance fees	2,121,282	24.65%	2,023,509	19.41%
Services	4,436,916	51.56%	5,272,675	50.58%
Total revenues	8,606,052	100.00%	10,425,247	100.00%
Cost of revenues:
Salaries and consultants	2,287,803	26.58%	2,127,280	20.41%
Travel	254,169	2.95%	238,776	2.29%
Repairs and maintenance	96,723	1.12%	71,459	0.69%
Insurance	31,348	0.36%	31,087	0.30%
Depreciation and amortization	812,510	9.44%	679,284	6.52%
Other	421,416	4.90%	348,859	3.35%
Total cost of revenues	3,903,969	45.36%	3,496,745	33.54%
Gross profit	4,702,083	54.64%	6,928,503	66.46%
Operating expenses:
Selling and marketing	735,132	8.54%	1,002,877	9.62%
Depreciation and amortization	289,030	3.36%	267,861	2.57%
Bad debt expense	-	0.00%	(353)	0.00%
Salaries and wages	1,152,023	13.39%	736,898	7.07%
Professional services, including non-cash compensation	236,911	2.75%	151,276	1.45%
General and adminstrative	1,072,483	12.46%	873,569	8.38%
Total operating expenses	3,485,579	40.50%	3,032,128	29.08%
Income from operations	1,216,504	14.14%	3,896,375	37.37%
Other income and (expenses)
Loss on sale of assets	(1,633)	-0.02%	(792)	-0.01%
Interest expense	(158,957)	-1.85%	(291,475)	-2.80%
Interest income	7,264	0.08%	9,958	0.10%
Gain (loss) on foreign currency exchange transactions	160,125	1.86%	(400,658)	-3.84%
Share of net loss from equity investment	-	0.00%	(71,799)	-0.69%
Beneficial conversion feature	(61,441)	-0.71%	(118,163)	-1.13%
Other (expense)	(8,988)	-0.10%	(1,748)	-0.02%
Total other income (expenses)	(63,629)	-0.74%	(874,677)	-8.39%
Net income before income taxes	1,152,875	13.40%	3,021,698	28.98%
Income taxes	(7,005)	-0.08%	(3,168)	-0.03%
Net income after tax	1,145,870	13.31%	3,018,530	28.95%
Non-controlling interest	(826,303)	-9.60%	(1,082,792)	-10.39%
Net income attibutable to NetSol	319,567	3.71%	1,935,737	18.57%

Net revenues for the quarter ended December 31, 2011 were $8,606,052 as compared to $10,425,247 for the quarter ended December 31, 2010.  This reflects a decrease of $1,819,195 or 17.45% in the current quarter as compared to the quarter ended December 31, 2010.  Year over year, revenue from license income was reduced by $1,081,209. This decrease is mainly due to the delay in signing of new deals by some of the prospective customers due to the recent US-Pak tension and the geo-political conditions of the South Asian region. Although we should have begun to see deals executed during the current quarter, it will still take some time to regain the momentum. Services revenue, which also includes consulting and implementation, decreased to $4,436,916 as compared to $5,272,675 last year. This is a decrease by 15.85%. While our existing clients continued to request new services and enhancements, delays in signing the deals, resulted in a reduction in services revenue. Our maintenance fees slightly increased by $97,772. As we sell more licenses, this fee is expected to further increase in the future.

NETSOL TECHNOLOGIES, INC.

The gross profit was $4,702,083 in the quarter ending December 31, 2011 as compared with $6,928,503 for the same quarter of the previous year. This is a decrease of 32.13% or $2,226,420.  The gross profit percentage for the quarter also decreased to 54.64% from 66.46% in the quarter ended December 31, 2010, due to reduction in revenues. The cost of sales was $3,903,969 in the current quarter compared to $3,496,745 in the comparable quarter of fiscal 2011. As a percentage of sales it increased from 33.54% for the quarter ended December 31, 2010 to 45.36% in the current quarter. Salaries and consultant fees increased by $160,523; from $2,127,280, in the prior comparable quarter, to $2,287,803. As a percentage of sales, it increased from 20.41% in the prior comparable quarter to 26.58% in the current quarter. The increase in salaries is due to the hiring of new employees in key locations including Pakistan, Thailand and North America. Depreciation and amortization expense also increased to $812,510 compared to $679,284 in the corresponding quarter last year or an increase of $133,226. A subsidiary of the Company, acquired a new subsidiary, in the quarter under review, which resulted in recognition of additional customer list and technology to be amortized over a period of five years. In addition, the Company has certain intangible assets under development and as soon as an asset is ready for market, its amortization is started, hence this increase. The main reason for this increase in cost of sales and reduction in gross margins is the depressed revenues due to the reasons already discussed above.

Operating expenses were $3,485,579 for the quarter ending December 31, 2011 as compared to $3,032,128, for the corresponding period last year or an increase of 14.95% or $453,451.  As a percentage of sales, it increased from 29.08% to 40.5%. Depreciation and amortization expense amounted to $289,030 and $267,861 for the quarter ended December 31, 2011 and 2010, respectively.  Combined salaries and wage costs were $1,152,023 and $736,898 for the comparable periods, respectively. As a percentage of sales, these costs increased from 7.07% to 13.39%.  General and administrative expenses were $1,072,483 and $873,569 for the quarters ended December 31, 2011 and 2010, respectively, an increase of $198,914 or22.77%.  As a percentage of sales, these expenses were 12.46% in the current quarter compared to 8.38% in the comparable quarter.

Selling and marketing expenses were $735,132 and $1,002,877, in the quarter ended December 31, 2011 and 2010, respectively. Due to the current economic conditions, the Company strives to utilize its resources very judiciously which has resulted in a reduction in sales and marketing expenses. Professional services expense increased 56.6% to $236,911 in the quarter ended December 31, 2011, from $151,276 in the corresponding period last year. The main reason for this increase is the utilization of services of some consultants for the preparation of the registration statement on form S-3 already filed by the Company.

Income from operations was $1,216,504, compared to $3,896,375, for the quarters ended December 31, 2011 and 2010, respectively. This represents a decrease of $2,679,871 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 14.14% in the current quarter compared to 37.37% in the prior period.

Net income was $319,567, compared to $1,935,737, for the quarters ended December 31, 2011 and 2010, respectively.  This is a decrease of $1,616,171 compared to the prior year.  Included in this income is foreign currency exchange gain of $160,125 (December 2010, a loss of $400,658) due to appreciation of the US Dollar in the current quarter against the Pakistan Rupee. The current fiscal quarter amount includes a net reduction of $826,303, compared to $1,082,792 in the prior period, for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 39.48% non-controlling interest in NetSol PK and 49% non-controlling interest in VLS. Interest expense was $158,957 in the current quarter as compared to $291,475 in the comparable period.  Net income per share, basic and diluted, was $0.01 as compared to $0.04 for the quarters ended December 31, 2011 and 2010.

The net EBITDA income was $1,579,805 compared to $3,167,567 for the quarters ended December 31, 2011 and 2010, after amortization and depreciation charges of $1,101,541 and $947,145, income taxes of $7,005 and $3,168, interest expense of $158,957 and $291,475, and interest income of $7,264 and $9,958 respectively.  The EBITDA earning per share, basic and diluted was $0.03 for the quarter ended December 31, 2011 and, $0.07 and $0.06 for the quarter ended December 31, 2010.  As a percentage of revenues EBITDA was 18.36% compared to 30.38% for the quarters ended December 31, 2011 and 2010, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

NETSOL TECHNOLOGIES, INC.

Six Month Period Ended December 31, 2011 as compared to the Six Month Period Ended December 31, 2010:

Net revenues for the six months ended December 31, 2011 and 2010 are broken out among the subsidiaries as follows:

	2011		2010
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
Netsol Tech NA	1,749,313	11.79%	2,231,691	11.85%
Vroozi	-	0.00%	-	0.00%
	1,749,313	11.79%	2,231,691	11.85%

Europe:
Netsol UK	-	0.00%	-	0.00%
Netsol Tech Europe	2,044,718	13.78%	4,576,771	24.31%
VLHS	-	0.00%	-	0.00%
VLS	458,364	3.09%	-	0.00%
HAFL	3,152	0.02%	-	0.00%
	2,506,234	16.89%	4,576,771	24.31%
Asia-Pacific:
Netsol Tech (PK)	8,189,968	55.21%	9,484,435	50.37%
Netsol-Innovation	1,625,050	10.95%	1,395,817	7.41%
Netsol Connect	301,202	2.03%	318,745	1.69%
Netsol-Abraxas Australia	159,665	1.08%	19,128	0.10%
Netsol-Thailand	303,328	2.04%	801,732	4.26%

	10,579,213	71.31%	12,019,857	63.84%

Total	$14,834,760	100.00%	$18,828,319	100.00%

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the six months ended December 31, 2011 and 2010 as a percentage of revenues:

	For the Six Months
	Ended December 31,
	2011		2010
Net Revenues:		%		%
License fees	$3,123,705	21.06%	$6,606,856	35.09%
Maintenance fees	4,158,488	28.03%	3,693,428	19.62%
Services	7,552,567	50.91%	8,528,035	45.29%
Total revenues	14,834,760	100.00%	18,828,319	100.00%
Cost of revenues:
Salaries and consultants	4,671,214	31.49%	4,114,167	21.85%
Travel	539,842	3.64%	470,388	2.50%
Repairs and maintenance	170,917	1.15%	128,517	0.68%
Insurance	67,216	0.45%	62,079	0.33%
Depreciation and amortization	1,601,615	10.80%	1,310,225	6.96%
Other	937,825	6.32%	591,997	3.14%
Total cost of revenues	7,988,629	53.85%	6,677,375	35.46%
Gross profit	6,846,131	46.15%	12,150,943	64.54%
Operating expenses:
Selling and marketing	1,435,413	9.68%	1,486,847	7.90%
Depreciation and amortization	480,704	3.24%	534,303	2.84%
Bad debt expense	192,250	1.30%	254,279	1.35%
Salaries and wages	1,958,587	13.20%	1,657,162	8.80%
Professional services, including non-cash compensation	423,660	2.86%	290,361	1.54%
General and adminstrative	1,965,455	13.25%	2,006,088	10.65%
Total operating expenses	6,456,069	43.52%	6,229,041	33.08%
Income from operations	390,062	2.63%	5,921,903	31.45%
Other income and (expenses)
Loss on sale of assets	(3,274)	-0.02%	(15,586)	-0.08%
Interest expense	(419,164)	-2.83%	(607,119)	-3.22%
Interest income	40,069	0.27%	94,419	0.50%
Gain (loss) on foreign currency exchange transactions	39,219	0.26%	673,236	3.58%
Share of net loss from equity investment	(100,000)	-0.67%	(142,236)	-0.76%
Beneficial conversion feature	(74,247)	-0.50%	(295,574)	-1.57%
Other (expense)	(16,706)	-0.11%	(57,301)	-0.30%
Total other income (expenses)	(534,103)	-3.60%	(350,162)	-1.86%
Net income before income taxes	(144,041)	-0.97%	5,571,740	29.59%
Income taxes	(31,539)	-0.21%	(11,724)	-0.06%
Net income after tax	(175,580)	-1.18%	5,560,016	29.53%
Non-controlling interest	(963,561)	-6.50%	(2,057,301)	-10.93%
Net income attibutable to NetSol	(1,139,141)	-7.68%	3,502,715	18.60%

Net revenues for the six months ended December 31, 2011 were $14,834,760 as compared to $18,828,319 for the six months ended December 31, 2010. This reflects a decrease of $3,993,559 or 21.21%. Revenue from license income decreased to $3,123,705 from $6,606,856 in the corresponding half year of fiscal 2011. This is a decrease of $3,483,151 or 52.72%.  This decrease is mainly due to the delay in signing of new deals by some of the prospective customers due to the recent US-Pak tension and the geo-political conditions of the South Asian region. Although deals are being executed in the current quarter, it will still take some time to regain the momentum. Services revenue, which also includes consulting and implementation, decreased to $7,552,567 as compared to $8,528,035 last year. While existing clients have requested new services and enhancements, the  delay in signing  deals has resulted in a reduction in services revenue. In the first half of fiscal 2011, our maintenance fees increased by $465,060, from $3,693,428 last year, to $4,158,488.  As we sell more licenses, this fee is expected to further increase in the future.

NETSOL TECHNOLOGIES, INC.

The gross profit was $6,846,131 in the six months ending December 31, 2011 as compared with $12,150,945 for the same period of the previous year or a decrease of 43.66%. The gross profit percentage for the six months decreased to 46.15% from 64.54% in the six months ended December 31, 2010.  The cost of sales was $7,988,629 in the current period compared to $6,677,375 in the comparable period of fiscal 2011. As a percentage of sales, it increased from 35.46% for the six months ended December 31, 2010 to 53.85% in the current period. Salaries and consultant fees increased by $557,047 from $4,114,167 in the prior comparable period to $4,671,214. As a percentage of sales, it increased from 21.85% in the prior comparable period to 31.49% in the current period.  The increase in salaries is due to hiring of new employees in key locations including Pakistan, Thailand and North America. Depreciation and amortization expense also increased to $1,601,615 compared to $1,310,225 in the corresponding half year or an increase of $291,390. One of the subsidiaries of the Company acquired a new subsidiary during the December quarter which resulted in recognition of additional customer list and technology to be amortized over a period of five years. In addition, the Company has certain intangible assets under development and as soon as an asset is ready for market, its amortization is started, hence this increase. The main reason for this increase in cost of sales and reduction in gross margins is the depressed revenues due to the reasons already discussed above.

Operating expenses were $6,456,069 for the six months ending December 31, 2011 as compared to $6,229,041, for the corresponding period last year or an increase of 3.64% or $227,028. As a percentage of sales, it increased by 10.44% from 33.08% to 43.52%. Depreciation and amortization expense amounted to $480,704 and $534,303 for the six months ended December 31, 2011 and 2010, respectively. Combined salaries and wage costs were $1,958,587 and $1,657,162 for the comparable periods, respectively. As a percentage of sales, these costs increased from 8.80% to 13.2%.  General and administrative expenses were $1,965,455 and $2,006,088 for the six months ended December 31, 2011 and 2010, respectively, a decrease of $40,633 or 2.03%. As a percentage of sales, these expenses were 13.25% in the current period compared to 10.65% in the comparable period.

Selling and marketing expenses were $1,435,413 and $1,486,847 in the six months ended December 31, 2011 and 2010, respectively. Due to the current economic conditions, the Company strives to utilize its resources very judiciously which has resulted in a reduction in the sales and marketing expenses.  Professional services expense increased 45.91% to $423,660 in the six months ended December 31, 2011, from $290,361 in the corresponding period last year.  The primary reason for this increase is the utilization of services of some consultants for the preparation registration statement on form S-3 form already filed by the Company.

Income from operations was $390,062 compared to $5,921,905 for the six months ended December 31, 2011 and 2010, respectively. This represents a decrease of $5,531,843 for the six months compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 2.63% in the current period compared to 31.45% in the prior period.

Net loss was $1,139,141 compared to a net income of $3,502,718 for the six months ended December 31, 2011 and 2010, respectively.  This is a decrease of $4,641,858 compared to the prior year.  Included in this income is foreign currency exchange gain of $39,219 (December 2010, $673,236) due to appreciation of the US Dollar in the current half year period against the Pakistan Rupee. The current fiscal period amount includes a net reduction of $963,561 compared to $2,057,301 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 39.48% non-controlling interest in NetSol PK and 49% non-controlling interest in VLS.  Interest expense was $419,164 in the current six months as compared to $607,119 in the comparable period.  Net loss per share, basic and diluted, was $0.02 as compared to net income of $0.08 for the periods ended December 31, 2011 and 2010.

The net EBITDA income was $1,353,812 compared to $5,871,669 for the periods ended December 31, 2011 and 2010, after amortization and depreciation charges of $2,082,319 and $1,844,528, income taxes of $31,539 and $11,724, interest expense of $419,164 and $607,119 and interest income of $40,069 and $94,419 respectively.  The EBITDA earning per share, basic and diluted was $0.02 and $0.13 for the period ended December 31, 2011 and 2010 respectively.  As a percentage of revenues EBITDA was 9.13% compared to 31.19% for the periods ended December 31, 2011 and 2010, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

NETSOL TECHNOLOGIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

We note that the Company's cash position was $4,723,366 at December 31, 2011, compared to $5,856,152 at December 31, 2010.

Net cash provided by operating activities amounted to $3,957,478 for the six months ended December 31, 2011, as compared to $5,306,822 for the comparable period last fiscal year. The decrease is mainly due to reduction in net profits of the Company and increase in accounts receivable. The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. The average days sales outstanding, for the period ended December 31, 2011, was 151 days as compared with 144 days in same period of fiscal 2011.

Net cash used by investing activities amounted to $6,844,863 for the six months ended December 31, 2011, as compared to $5,994,175 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $2,832,212 compared to $2,450,222 for the comparable period last fiscal year. The Company also purchased the non-controlling interest in NetSol Connect using $180,000 in the corresponding period. The Company also paid net amount of $253,192 for the purchase of subsidiary in UK. The short term investment held for sales used $Nil in current period as compared to $256,706 in corresponding previous year. The increase in intangible assets which represents amounts capitalized for the development of new products was $3,713,090 and $3,127,234 for the comparable periods.

Net cash provided by financing activities amounted to $3,348,830 and $2,586,278 for the six months ended December 31, 2011, and 2010, respectively. The Company did not generate cash through the sale of its common stock whereas in the corresponding period of fiscal 2011, the cash generated through sale of common stock was $2,566,750. The six months ended December 31, 2011 included the cash inflow of $368,000 from the exercising of stock options and warrants compared to $667,300 in the six months ended December 31, 2010. In the current fiscal period, the Company had net payments on account of bank loans, loans and capital leases of $4,834,249 as compared to $3,035,240 in the comparable period last year. The Company is operating in varying geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. The company and all its subsidiaries are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. The Company anticipates to pay back all these obligations on their respective due dates from its own sources.

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

Financial Covenants

Our UK based subsidiary, NetSol Technologies Europe Limited (NTE) has an approved overdraft facility of £200,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol Technologies Limited (NTPK) has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 400 million ($4,434,590 approximately) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

Our UK based subsidiary, NetSol Technologies Europe Limited (NTE) has an approved facility of £1,000,000 which requires that the adjusted tangible net worth will not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. And cash debt service coverage will not fall below 150% of the aggregate debt service cost. These financial covenants will remain in force until the loan has been repaid in full.

NETSOL TECHNOLOGIES, INC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Report (December 31, 2011).   Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were not effective given the weakness of our internal control over financial reporting.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2011. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of December 31, 2011, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its accounting staff do not have sufficient technical accounting knowledge relating to accounting for complex U.S. GAAP matters.  In particular, although our CFO is a Chartered Accountant (CA) in Pakistan neither he, nor our controllers, holds a Certified Public Accounting (CPA) license in the United States.  While the CA certification is recognized in several key countries relative to the Company’s operations, including Pakistan, the United Kingdom, and other British Commonwealth countries, the Company has determined that a deficiency exists with respect to required financial reporting expertise in the United States. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management is committed to remediating the material weakness as quickly as possible and we will continue to encourage our current accounting staff to both further their continuing education and to sit for the Certified Public Accountant exam in the United States. In recognition of immediate financial reporting needs, the Company intends to implement additional controls and procedures during the current fiscal year to continue to ensure timely and accurate financial reporting objectives. Such additional controls and procedures may include: The retention of a U.S. based CPA as Chief Financial Officer with U.S. GAAP experience and appropriate knowledge of internal controls over financial reporting, for purposes of appropriate oversight of the financial reporting process and continued training of the accounting staff; recruitment of additional personnel with relevant U.S. GAAP experience to enhance our financial reporting and internal control function; retention of the services of a consultant for advisory services with respect to SOX 404 compliance.  Management has been actively seeking to retain a U.S. based CPA and will retain such an individual at such time as we find a satisfactory and qualified candidate.

NETSOL TECHNOLOGIES, INC.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item. 1A.  Risk Factors

We have yet to regain compliance with the minimum bid price required by nasdaq listing rules.  while we have 180 calendar days from the date of the notice to regain compliance, there is no guarantee that we will be able to regain compliance within the time frame, that should we fail to regain compliance during the initial grace period that we will be able to meet the criteria for a further grace period or that even if we regain compliance that we shall be able to continue to meet the minimum bid price requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALES OF EQUITY SECURITIES

In October 2011, the Company issues 80,000 shares of common stock to its independent directors as compensation for services performed through September 30, 2011.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.  Each independent director is an accredited investor with access to information regarding the Company by virtue of their position on the board of directors.

In October 2011, the Company issued 187,500 shares of common stock to executive officers of the Company.  The shares were issued for services rendered through June 30, 2011 and were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.  Each employee is an accredited investor with access to information regarding the Company by virtue of their position with the Company.

NETSOL TECHNOLOGIES, INC.

In December 2011, the Company issued 125,000 shares of common stock to consultant as payment in lieu of cash due under the terms of the consulting agreement.  The shares were issued for services rendered as full and complete payment of all amounts due under the consulting agreement.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.  The consultant is an accredited investor.

STOCK REPURCHASE PLAN

The below table gives the detail of the repurchases made by the company during the half year ended December 31, 2011:

Issuer Purchases of Equity Securities
Month	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Nov-11	$ 0.44	44,300	2,500,000

On November 11, 2011, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 2,500,000 of its shares of common stock over the following 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. To date 2,455,700 shares remain under the stock repurchase program

Item 3. Defaults Upon Senior Securities

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

NETSOL TECHNOLOGIES, INC.

Date:	February 2, 2012	/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Executive Officer

Date:	February 2, 2012	/s/Boo-Ali Siddiqui

BOO-ALI SIDDIQUI
Principal Financial Officer and Chief Financial Officer
Principal Accounting Officer