Form 10-Q
period 2012-03-31
NETSOL TECHNOLOGIES INC
filed 2012-05-07
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2012

( ) For the transition period from __________ to __________

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4627685
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer NO.)

24025 Park Sorrento, Suite 410, Calabasas, CA 91302
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

Yes ___                                No X

The issuer had 74,771,668 shares of its $.001 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of May 4, 2012.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of March 31,	As of June 30,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$9,118,206	$4,172,802
Restricted Cash	90,000	5,700,000
Accounts receivable, net	14,654,748	15,062,503
Revenues in excess of billings	9,310,578	7,601,230
Other current assets	2,631,360	2,053,904
Total current assets	35,804,892	34,590,439
Property and equipment, net	16,877,321	16,014,461
Intangible assets, net	29,077,051	25,602,195
Goodwill	9,653,330	9,439,285
Total intangibles	38,730,381	35,041,480
Total assets	$91,412,594	$85,646,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,624,876	$4,730,027
Current portion of loans and obligations under capitalized leases	1,955,872	7,062,535
Other payables - acquisitions	103,226	103,226
Unearned revenues	3,359,913	2,653,460
Convertible notes payable , current portion	-	2,745,524
Loans payable, bank	2,198,769	2,319,377
Common stock to be issued	106,700	400,700
Total current liabilities	12,349,356	20,014,849
Obligations under capitalized leases, less current maturities	196,137	285,472
Convertible notes payable less current maturities	3,692,792	-
Long term loans; less current maturities	1,950,165	434,884
Total liabilities	18,188,450	20,735,205
Commitments
Stockholders' equity:
Common stock, $.001 par value; 95,000,000 shares authorized; 74,746,688 & 55,531,855 issued and outstanding as of March 31, 2012 and June 30, 2011	74,747	55,532
Additional paid-in-capital	105,787,566	97,886,492
Treasury stock	(415,425)	(396,008)
Accumulated deficit	(33,585,470)	(34,130,944)
Stock subscription receivable	(2,033,710)	(2,198,460)
Other comprehensive loss	(10,187,687)	(8,805,922)
Total NetSol shareholders' equity	59,640,021	52,410,690
Non-controlling interest	13,584,123	12,500,484
Total stockholders' equity	73,224,144	64,911,174
Total liabilities and stockholders' equity	$91,412,594	$85,646,379

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,

	2012	2011	2012	2011
Net Revenues:
License fees	2,968,498	3,652,170	6,092,203	10,259,027
Maintenance fees	1,824,585	1,896,318	5,983,073	5,589,746
Services	5,817,465	5,278,960	13,370,032	13,806,994
Total net revenues	10,610,548	10,827,448	25,445,308	29,655,767

Cost of revenues:
Salaries and consultants	2,741,717	2,448,517	7,412,931	6,562,685
Travel	372,578	237,694	912,420	708,082
Repairs and maintenance	109,868	79,068	280,785	207,585
Insurance	40,103	32,924	107,319	95,003
Depreciation and amortization	830,646	840,050	2,432,261	2,150,274
Other	818,804	412,693	1,756,629	1,004,690
Total cost of revenues	4,913,716	4,050,946	12,902,345	10,728,319
Gross profit	5,696,832	6,776,502	12,542,963	18,927,448
Operating expenses:
Selling and marketing	835,153	560,879	2,270,566	2,047,726
Depreciation and amortization	403,177	313,865	883,881	848,168
Bad debt expense	-	717	-	254,996
Salaries and wages	1,099,503	956,465	3,058,090	2,613,627
Professional services, including non-cash compensation	138,094	165,010	561,754	455,371
Lease abandonment charges	-	(858,969)	-	(858,969)
General and adminstrative	1,056,725	831,131	3,214,430	2,837,218
Total operating expenses	3,532,652	1,969,096	9,988,721	8,198,137

Income from operations	2,164,180	4,807,406	2,554,242	10,729,311
Other income and (expenses)
Gain (loss) on sale of assets	(666)	2,284	(3,940)	(13,302)
Interest expense	(167,972)	(148,661)	(587,136)	(755,781)
Interest income	26,672	48,851	66,741	143,270
Gain on foreign currency exchange transactions	421,098	224,531	460,317	897,767
Share of net loss from equity investment	(140,554)	(78,269)	(240,554)	(220,506)
Beneficial conversion feature	(52,665)	(105,445)	(126,912)	(401,019)
Other (expense)	139,377	(5,105)	122,671	(62,406)
Total other income (expenses)	225,290	(61,814)	(308,813)	(411,977)
Net income before income taxes	2,389,470	4,745,592	2,245,429	10,317,334
Income taxes	(32,921)	(13,735)	(64,460)	(25,459)
Net income after tax	2,356,549	4,731,857	2,180,969	10,291,875
Non-controlling interest	(672,322)	(1,413,427)	(1,635,883)	(3,470,728)
Net income attibutable to NetSol	1,684,227	3,318,430	545,086	6,821,147

Other comprehensive income (loss):
Translation adjustment	(369,782)	20,361	(2,383,324)	460,524
Comprehensive income (loss)	1,314,445	3,338,791	(1,838,238)	7,281,671
Comprehensive (loss) /income attributable to non controlling interest	(146,667)	98,756	(1,001,560)	23,780
Comprehensive income (loss) attributable to NetSol	1,461,112	3,240,035	(836,678)	7,257,891

Net income per share:
Basic	$0.03	$0.06	$0.01	$0.15
Diluted	$0.03	$0.06	$0.01	$0.14
Weighted average number of shares outstanding
Basic	61,359,747	51,263,639	57,953,872	46,355,789
Diluted	61,765,073	52,480,900	58,359,198	47,573,050

Amounts attributable to NetSol common shareholders
Net income / (loss)	$1,684,227	$3,318,430	$545,086	$6,821,147

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,180,969	$10,291,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,316,142	2,998,443
Provision for bad debts	192,250	254,996
Share of net loss from investment under equity method	240,554	220,506
Loss on sale of assets	3,940	13,302
Stock issued for interest on notes payable	-	155,808
Stock issued for services	190,076	698,843
Fair market value of warrants and stock options granted	303,807	335,918
Beneficial conversion feature	126,912	401,019
Changes in operating assets and liabilities:
Increase/ decrease in accounts receivable	877,725	(5,350,512)
Increase/ decrease in other current assets	(2,286,804)	(2,099,813)
Increase/ decrease in accounts payable and accrued expenses	112,422	(581,418)
Net cash provided by operating activities	5,257,993	7,338,965
Cash flows from investing activities:
Purchases of property and equipment	(3,729,571)	(6,242,399)
Sales of property and equipment	72,516	18,358
Purchase of treasury stock	(19,417)	-
Purchase of non-controlling interest in subsidiary	-	(671,460)
Short-term investments held for sale	-	(258,271)
Investment under equity method	(100,000)	-
Acquisition, net of cash acquired	(253,192)	-
Increase in intangible assets	(5,280,833)	(4,752,261)
Net cash used in investing activities	(9,310,497)	(11,906,033)
Cash flows from financing activities:
Proceeds from sale of common stock	5,743,300	2,899,250
Proceeds from the exercise of stock options and warrants	715,500	1,116,175
Proceeds from convertible notes payable	4,000,000	-
Payments on convertible notes payable	(2,758,330)	-
Restricted cash	5,610,000	-
Dividend Paid	(341,657)	-
Proceeds from bank loans	4,371,555	2,969,146
Payments on capital lease obligations & loans - net	(7,981,217)	(2,948,489)
Net cash provided by financing activities	9,359,151	4,036,082
Effect of exchange rate changes in cash	(361,243)	(169,951)
Net increase in cash and cash equivalents	4,945,404	(700,938)
Cash and cash equivalents, beginning of year	4,172,802	4,075,546
Cash and cash equivalents, end of year	$9,118,206	$3,374,608

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$632,181	$946,467
Taxes	$50,645	$2,421

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued against the payment of vendors	$50,000	$-
Stock issued for the conversion of Notes Payable	$-	$4,803,339
Purchase of property and equipment under capital lease	$-	$267,947

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
Vroozi, Inc. (“Vroozi”)
NetSol Technologies (Beijing) Co. Ltd. (NetSol Beijing)

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

NOTE 3 – ACQUISITION

On October 4, 2011, NTE, a wholly owned subsidiary of the Company, entered into an agreement with Investec Asset Finance PLC (“Investec”) a UK corporation, in which the Company obtained a 51% controlling interest in a newly-formed entity, Virtual Lease Services Holdings Limited (“VLSH”), which in turn acquired a 100% interest in Virtual Lease Services Limited (“VLS”). The purchase price paid in this transaction was entirely in the form of cash in the amount of $1,008,859.

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

The amounts of acquired entities revenue and net income included in the Company’s consolidated statements of operations for the nine months ended March 31, 2012, and the revenue and net income (loss) of the combined entity had the date of acquisitions been July 1, 2011, or July 1, 2010, are as follows:

	Revenue	Net income (loss)

Actual for nine months from date of acquisition to March 31, 2012	25,445,308	545,086

Supplemental pro forma from Jul 1, 2011 through March 31-2012	25,928,508	601,650

Supplemental pro forma from Jul 1, 2010 through March 31-2011	31,197,552	6,886,278

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

The components of basic and diluted earnings per share were as follows:

For the nine months ended March 31, 2012	Net Income	Shares	Per Share
Basic income per share:	$545,086	57,953,872	$0.01
Dividend to preferred shareholders	-
Net income available to common shareholders
Effect of dilutive securities
Stock options		87,910
Warrants		317,416
Diluted loss per share	$545,086	58,359,198	$0.01

For the nine months ended March 31, 2011	Net Income	Shares	Per Share
Basic income per share:	$6,821,147	46,355,789	$0.15
Dividend to preferred shareholders	-		$-
Net income available to common shareholders
Effect of dilutive securities
Stock options		1,069,541
Warrants		147,720
Diluted income per share	$6,821,147	47,573,050	$0.14

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY:

The accounts of NetSol UK, NTE, VLSH and VLS use the British Pound; HAFL uses the Euro; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht;  Abraxas uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTNA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $10,187,687 and $8,805,922 as of March 31, 2012 and June 30, 2011 respectively. During the nine months ended March 31, 2012 and 2011, comprehensive loss in the consolidated statements of operations included translation gain of $1,381,764 and $436,744 respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of March 31	As of June 30
	2012	2011

Prepaid Expenses	$540,669	$245,194
Advance Income Tax	751,960	726,979
Employee Advances	54,159	53,404
Security Deposits	205,778	161,263
Tender Money Receivable	134,949	133,166
Other Receivables	375,601	535,597
Other Assets	568,244	198,301
Total	$2,631,360	$2,053,904

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of March 31	As of June 30
	2012	2011

Office furniture and equipment	$1,475,951	$1,179,993
Computer equipment	14,772,723	13,463,560
Assets under capital leases	2,126,590	2,024,282
Building	2,216,193	2,337,758
Land	2,123,552	2,240,036
Capital work in progress	3,988,831	2,659,750
Autos	617,193	794,617
Improvements	237,434	162,896
Subtotal	27,558,467	24,862,892
Accumulated depreciation	(10,681,146)	(8,848,431)
	$16,877,321	$16,014,461

For the nine months ended March 31, 2012 and 2011, depreciation expense totaled $2,190,274 and $1,340,134 respectively.  Of these amounts, $ 1,386,866 and $952,051 respectively, are reflected in cost of goods sold.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long term growth needs. The Company recorded capitalized interest of $246,952 and $278,308 as of March 31, 2012 and June 30, 2011, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of March 31	As of June 30,
	2012	2011
Product licenses	$42,439,300	$38,226,400
Customer lists	6,052,377	5,804,057
Technology	242,702	-
	48,734,379	44,030,457
Accumulated amortization	(19,657,328)	(18,428,262)
Intangible assets, net	$29,077,051	$25,602,195

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses include unamortized software development and enhancement costs of $22,201,278. Product licenses are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 8 years. Amortization expense for the nine-months ended March 31, 2012 and 2011 was $1,022,768 and $1,281,913, respectively.

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

Customer lists are being amortized based on a straight-line basis, which approximates the anticipated rate of attrition, which is currently a weighted average of approximately 5 years. Amortization expense for the nine-months ended March 31, 2012 and 2011 was $77,776 and $376,395-, respectively.

(C) Technology

On October 4, 2011, the company entered into an agreement to acquire a UK based company, Virtual Leasing Services Limited, through one of its subsidiaries. As a result of this acquisition, the Company recorded $242,702 of existing technology. Technology assets are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 5 years. Amortization expense for the nine-months ended March 31, 2012 and 2011 was $24,270 and $Nil.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended;
March 31, 2013	1,871,208
March 31, 2014	1,719,830
March 31, 2015	1,423,551
March 31, 2016	955,152
March 31, 2017	906,032
Thereafter	22,201,278

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of March 31,	As of June 30,
	2012	2011
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,471,813
USA	4,664,100	4,664,100

Total	$9,653,330	$9,439,285

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

Net book value at June 30, 2010	$200,506

Net loss for the year ended June 30, 2011	(542,929)
NetSol's share (50.1%)	(272,007)
Loss adjusted against investment	(200,506)

Net book value at June 30, 2011	$-

Investment during the period	100,000
Net loss for the nine months ended March 31, 2012	(377,350)
NetSol's share (50.1%)	(189,052)
Unabsorbed losses brought forward	(51,731)
Total loss	(240,784)
Loss adjusted against investment	(100,000)
Loss adjusted against advance to investee	(140,784)
Net book value at March 31, 2012	$-

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31	As of June 30
	2012	2011

Accounts Payable	$1,813,496	$1,348,453
Accrued Liabilities	1,955,645	2,364,233
Accrued Payroll	153,927	148,565
Accrued Payroll Taxes	100,265	216,485
Interest Payable	294,051	380,808
Deferred Revenues	32,523	32,066
Taxes Payable	274,969	239,417
Total	$4,624,876	$4,730,027

NOTE 12 - DEBTS

(A) LOANS AND LEASES PAYABLE

Notes payable consisted of the following:

	As of March 31	Current	Long-Term
Name	2012	Maturities	Maturities

D&O Insurance	$134,154	$134,154	$-
Bank Overdraft Facility	251,499	251,499	-
HSBC Loan	1,479,075	353,448	1,125,627
Term Finance Facility	1,099,384	274,846	824,538
Subsidiary Capital Leases	1,138,062	941,925	196,137
	$4,102,174	$1,955,872	$2,146,302

	As of June 30	Current	Long-Term
Name	2011	Maturities	Maturities

D&O Insurance	$21,429	$21,429	$-
Habib Bank Line of Credit	5,404,608	5,404,608	-
Bank Overdraft Facility	254,502	254,502	-
Term Finance Facility	869,767	434,883	434,884
Subsidiary Capital Leases	1,232,585	947,113	285,472
	$7,782,891	$7,062,535	$720,356

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.42% and 0.49% as of March 31, 2012 and June 30, 2011, respectively. Interest paid during the period ended March 31, 2012 and 2011 was nominal.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 1.85%% and 2% as of March 31, 2012 and June 30, 2011, respectively. Interest expense during the nine months ended March 31, 2012 and 2011 was $41,089 and $97,660, respectively. During the period ended March 31, 2012, the Company redeemed all certificates of deposits worth $5.7 million by completely paying off the line of credit.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2012 the company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of landlord against the new office space. The company has deposited $90,000 in a saving account with HSBC as collateral against this letter of credit.

During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000, or approximately $310,000. The annual interest rate is 3.25% over the bank’s sterling base rate, which was 5.00% as of March 31, 2012 and June 30, 2011, respectively. Total outstanding balance as of March 31, 2012 was £157,285 or $251,499 approximately.

In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,599,000 for a period of 5 years with monthly payments of £18,420, or $29,454 approximately. The interest rate was 4% which is 3.5% above bank sterling base rate. The subsidiary has used this facility up to £925,000, or $1,479,075, of which £703,957, or $1,125,627, was shown as long term and remaining £221,043, or $353,448, as current maturity.  Interest expense, for the period ended March 31, 2012, was £17,101, or $27,110.

The Company’s subsidiary, NetSol PK, entered into a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 175,000,000 or approximately $1,923,923 (secured by the first charge of Rs. 580 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As on June 30, 2011, the subsidiary had used Rs. 75,000,000, or approximately $869,767, of which $434,883 was shown as long term liabilities, and the remainder of $434,884 as current maturity. As of the nine months ended March 31, 2012, the Company paid back the installment of Rs. 25,000,000 reducing the outstanding principal amount to Rs. 50,000,000 or approximately $549,692. The company also availed another Rs. 50,000,000 increasing the outstanding balance to Rs. 100,000,000 or approximately $1,099,384, of which $824,838 is shown as long term liabilities and the remainder of $274,846 as current maturity.

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2017. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the nine months ended March 31, 2012 and 2011.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2012 and June 30, 2011:

	As of March 31	As of June 30
	2012	2011
Minimum Lease Payments
Due FYE 3/31/13	$-	$1,010,836
Due FYE 3/31/14	988,817	209,260
Due FYE 3/31/15	189,309	115,346
Due FYE 3/31/16	26,061	-
Due FYE 3/31/17	-	-
Total Minimum Lease Payments	1,204,187	1,335,442
Interest Expense relating to future periods	(66,125)	(102,856)
Present Value of minimum lease payments	1,138,062	1,232,585
Less: Current portion	(941,925)	(947,113)
Non-Current portion	$196,137	$285,472

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of fixed assets held under capital leases as of March 31, 2012 and June 30, 2011:

	As of March 31	As of June 30
	2012	2011
Computer Equipment and Software	$620,528	$518,911
Furniture and Fixtures	765,405	769,106
Vehicles	438,442	434,049
Building Equipment	302,216	302,216

Total	2,126,590	2,024,282
Less: Accumulated Depreciation	(1,088,621)	(807,562)
Net	$1,037,969	$1,216,720

Interest expense for the nine months ended March 31, 2012 and 2011 was $54,144 and $27,967, respectively.

(B) LOANS PAYABLE - BANK

The Company’s subsidiary, NetSol PK, has a loan with a bank, secured by the company’s assets. This loan consists of the following as of March 31, 2012 and June 30, 2011:

For the period ended March 31, 2012:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	11.00%	$2,198,769

Total			$2,198,769

For the year ended June 30, 2011:
TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	11.00%	$2,319,378

Total			$2,319,378

Interest expense for the nine months ended March 31, 2012, and 2011 was $179,167 and $137,771, respectively.

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

As of the period-ended March 31, 2012 and June 30, 2011, the remaining cash due of $103,226 is shown as “Other Payable” and the remaining stock to be issued of 46,704 shares at an average price of $1.89 is shown in “Common stock to be issued” in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – CONVERTIBLE NOTES PAYABLE

The net outstanding balance of convertible notes as of March 31, 2012 and June 30, 2011 is as follows:

Issue Date	Balance net of BCF @ 3/31/12	Current Portion	Long Term	Maturity Date

Sep-2011	3,692,792	-	3,692,792	Sep-2013

Total	3,692,792	-	3,692,792

Issue Date	Balance net of BCF @ 6/30/11	Current Portion	Long Term	Maturity Date

Jul-2008	2,745,524	2,745,524	-	Jul-2011

Total	2,745,524	2,745,524	-

For the periods ended March 31, 2012 and June 30, 2011, the interest accrued on convertible notes was $281,262 and $248,250, respectively.

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

During the nine months ended March 31, 2012, the remaining balance of 2008 Note was fully paid along with interest due thereon out of the proceeds of a new 2011 Convertible Note.

(B) 2011 CONVERTIBLE DEBT

On September 13, 2011, NetSol Technologies, Inc. entered into a purchase agreement to sell convertible notes with a total principal value of $4,000,000 and warrants to purchase shares of common stock to an investment fund managed by CIM Investment Management Limited and another accredited investor. The notes have a 2 year maturity date and are convertible into shares of common stock at the initial conversion price of $0.895 per share. The warrants entitle the investors to acquire a total of 1,408,451 shares of common stock, have a 5 year term, and have an initial exercise price of $0.895 per share. The Notes and Warrant terms contain standard anti-dilution protection.  The Company raised new capital through a follow on offering under its registered shelf offering on form S-3 in March 2012 and as a result, the conversion price of note and exercise price of warrants has been adjusted downward from $0.895 to $0.773. Resultantly, the number of warrants has also been increased to 1,630,209.  The proceeds of the Note were assigned between warrants and convertible note per ASC 470-20. The Company recorded $401,648 capitalized financing cost and discount of $19,665 on shares to be issued upon conversion of note into equity. This capitalized finance cost and discount will be amortized over the life of the note.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 - STOCKHOLDERS’ EQUITY

(A) TREASURY STOCK

On November 11, 2011, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 2,500,000 of its shares of common stock over the following 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The Company has repurchased 44,300 shares of common stock from open market against cash consideration of $19,417 during the period ended March 31, 2012. The balance as of March 31, 2012 and June 30, 2011 was $415,425 and $396,008 respectively.

(B) SHARES ISSUED FOR SERVICES TO RELATED PARTIES

During the nine months ended March 31, 2012 and 2011, the Company issued a total of 235,000 and 442,500 shares of restricted common stock for services rendered by the officers of the Company. These shares were valued at the fair market value of $147,075 and $528,900 respectively.

The Company recorded an expense of $121,750 and $377,700 against the services rendered by officers during the nine months ended March 31, 2012 and 2011.

During the nine months ended March 31, 2012 and 2011, the Company issued a total of 160,000 and 90,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $173,600 and $135,300 respectively.

The Company recorded an expense of $40,000 and $135,300 for services rendered by the independent members of the Board of Directors as part of their board compensation during the nine months ended March 31, 2012 and 2011.

During the period ended March 31, 2012 and 2011, the Company issued a total of 12,500 and 32,699 shares of its common stock to employees as required according to the terms of their employment agreements valued at $6,000 and $33,300, respectively.

(C) SHARE-BASED PAYMENT TRANSACTIONS

During the period ended March 31, 2012, and June 30, 2011, the Company issued a total of 149,000 and 337,857 shares of its common stock for provision of services to unrelated consultants valued at $82,400 and $152,543, respectively.

(D) SHARE ISSUED AGAINST CASH PAYMENTS

During the period ended March 31, 2012, the Company issued 16,675,000 new shares through secondary offering under S3 registration against net proceeds of $5,743,300. The shares were issued at the offering price of $0.40 per share. Aegis Capital Corp. acted as sole book-running manager and underwriters for the offering. The Company also offered Aegis Capital Corp., the right to exercise 5% warrants at an exercise price of 125% of the offering price.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:		Exercise	Aggregated
Issued by the Company	# of shares	Price	Intrinsic Value

Outstanding and exercisable, June 30, 2010	7,706,917	$0.30 to $5.00	$-
Granted	1,471,000	$0.65 to $1.25
Exercised	(1,771,000)	$0.65 to $1.25
Expired / Cancelled	(487,600)
Outstanding and exercisable, June 30, 2011	6,919,317	$0.30 to $5.00	$1,637,459
Granted	3,183,333	$0.30 to $0.75
Exercised	(1,983,333)	$0.30 to $1.25
Expired / Cancelled	(7,400)	$0.75 to $1.00
Outstanding and exercisable, March 31, 2012	8,111,917	$0.30 to $5.00	$(392,000)

WARRANTS:
Outstanding and exercisable, June 30, 2010	4,763,319	$1.65 to $3.70	$-
Granted
Exercised	(3,879,028)	$0.31
Expired	(706,061)	$1.68 to $3.70
Outstanding and exercisable, June 30, 2011	178,230	$0.31 to $3.70	$219,119
Granted	2,463,959	$0.50 to $0.773
Exercised
Expired	(25,000)	$1.85 to $3.70
Outstanding and exercisable, March 31, 2012	2,617,189	$0.31 to $0.773	$(99,194)

The average life remaining on the options and warrants as of March 31, 2012 is as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
Issued by the Company
$0.01 - $0.99	2,700,000	5.70	0.70
$1.00 - $1.99	1,931,917	3.40	1.89
$2.00 - $2.99	2,830,000	3.09	2.70
$3.00 - $5.00	650,000	1.80	4.38

Totals	8,111,917	3.92	1.97

WARRANTS:
$0.31 - $0.773	2,617,189	4.49	0.66

Totals	2,617,189	4.49	0.66

All options and warrants granted are vested and are exercisable as of March 31, 2012 except 650,000 which will be vesting in next six months.

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
Expected life 5 Years
Expected volatility 213.21%

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the quarter ended March 31, 2012, the Company granted 200,000 options to one of its employee with an exercise price of $0.50 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $4,897 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.3%
Expected life 1 month
Expected volatility 42.44%

During the quarter ended March 31, 2012, the Company granted 833,333 options to five of its employees with an exercise price of $0.30 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $76,385 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.05%
Expected life 1 month
Expected volatility 59.81%

WARRANTS

During the quarter ended September 30, 2011, the Company entered into an agreement to issue the 2011 Convertible Note together with warrants to purchase 1,408,451 warrants of common stock at an initial exercise price of $0.895 per share with a life of five years. The Notes and Warrants terms contain anti-dilution protection.  The fair market value of these warrants was calculated as $446,480 by using Black Scholes value method. Using this value, the proceeds of Convertible note were allocated between warrants and convertible based on their relative fair values. The Company recorded $401,648 capitalized financing cost which will be amortized over the life of the note. As a result of new capital raised under the shelf registration on form S-3 the conversion price of note and exercise price of warrants has been adjusted downward from $0.895 to $0.773 and number of warrants have been increased to 1,630,209. Moreover, the Company also offered Aegis Capital Corp., the right to exercise 5% warrants at an exercise price of 125% of the offering price.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PERFORMANCE AWARDS

Under the 2011 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards maybe based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2011 Plan, which is subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of March 31, 2012, 57,000 shares have been issued under this plan to non- officers employees.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2012	2011
Revenues from unaffiliated customers:
North America	$3,295,569	$3,178,726
Europe	4,370,681	6,284,120
Asia - Pacific	17,779,058	20,192,921
Consolidated	$25,445,308	$29,655,767

Operating income (loss):
Corporate headquarters	$(2,409,184)	$(2,716,297)
North America	272,796	1,108,925
Europe	464,297	3,027,779
Asia - Pacific	4,226,333	9,308,904
Consolidated	$2,554,242	$10,729,311

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(3,157,229)	$(3,843,366)
North America	272,233	1,092,798
Europe	507,471	2,929,300
Asia - Pacific	4,558,494	10,113,143
Consolidated	$2,180,969	$10,291,875

Identifiable assets:
Corporate headquarters	$15,921,658	$17,378,180
North America	3,431,800	1,726,918
Europe	7,190,639	7,371,237
Asia - Pacific	64,868,497	60,902,121
Consolidated	$91,412,594	$87,378,456

Depreciation and amortization:
Corporate headquarters	$53,130	$460,617
North America	234,943	383,200
Europe	559,073	535,116
Asia - Pacific	2,468,996	1,619,510
Consolidated	$3,316,142	$2,998,443

Capital expenditures:
Corporate headquarters	$3,170	$-
North America	13,686	55,098
Europe	578,537	1,014
Asia - Pacific	3,134,178	6,186,287
Consolidated	$3,729,571	$6,242,399

Net revenues by our various products and services provided for the period ended March 31, are as follows:

	2012	2011
Licensing Fees	$6,092,203	$10,259,027
Maintenance Fees	5,983,073	5,589,746
Services	13,370,032	13,806,994
Total	$25,445,308	$29,655,767

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 18 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at March 31, 2012

NetSol PK	39.48%	$11,848,860
NetSol-Innovation	49.90%	960,123
VLS	49.00%	775,140

Total		$13,584,123

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2011

NetSol PK	39.48%	$11,531,694
NetSol-Innovation	49.90%	968,790

Total		$12,500,484

(A) NETSOL TECHNOLOGIES, LIMITED

For the nine months ended March 31, 2012 and 2011, NetSol PK had net income of $3,229,747 and $7,596,360. The related non-controlling interest was $1,275,104 and $2,999,043, respectively.

(B) NETSOL INNOVATION (PRIVATE) LIMITED

For the nine months ended March 31, 2012 and 2011, NetSol Innovation had net income of $788,053 and $721,766. The related non-controlling interest was $393,238 and $360,161, respectively.

(C) VIRTUAL LEASE SERVICES

For the period ended March 31, 2012, VLS had a net loss of $66,246. The related 49% non-controlling interest was $32,460.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 19 – INCOME TAXES

Our effective tax rates were approximately 2.87% and 0.25% for the nine months ended March 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.  Also, the Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future.

NOTE 20 - SUBSEQUENT EVENTS

Officers of the company were issued 25,000 shares of common stock as compensation for which expense was recorded in March 2012.

Employees of the company were issued 12,500 shares of common stock as compensation for which expense was recorded in March 2012.

One of the employee of the Company exercised options to acquire 200,000 shares of common stock valued at $60,000.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Item 2. Management's Discussion and Analysis or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31, 2012.

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

The Company is organized into two main revenue areas, consisting of enterprise solutions – NetSol Financial Suite (NFS™) – for the global financing, leasing and lending industry and a portfolio of managed services, including customized application development, systems integration, and business process engineering.   In addition, NetSol’s solutions portfolio includes the smartOCI™ e-Procurement search engine for SAP SRM users.

NetSol’s clients include Dow-Jones 30 Industrials and Fortune 500 manufacturers and financial institutions, global vehicle manufacturers, and enterprise technology providers, all of which are serviced by NetSol delivery locations across the globe.

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the San Francisco Bay Area and the corporate headquarters in Calabasas, for North America; the London Metropolitan area for Europe; Beijing, China, Bangkok, Thailand and Lahore, Pakistan for Asia Pacific and South East Asia markets.  The Company continues to maintain services, solutions and/or sales specific offices in Australia, China, Thailand, the Kingdom of Saudi Arabia and Pakistan and, in any other country, on an as needed basis.

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

NetSol combines domain expertise, not only with competitive cost from its delivery centers and support offices located around the globe, but also with the comfort of localized program and project management while minimizing any implementation risk associated with a single service or delivery center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  Our focus on “Solutions” serves to ensure the most favorable pricing while delivering in-depth domain experience.  With global delivery model diversification, NetSol currently has locations in Bangkok, Beijing, Lahore, the London metropolitan area and the San Francisco Bay Area to best serve its global clients and partners worldwide.  This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective IT professionals, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”. We believe this is a major competitive edge over regional competitors.

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

To further bolster NetSol’s Solutions capabilities, in October 2008, NetSol acquired Ciena Solutions, a preferred SAP and Business Objects systems integration firm. The Ciena Solutions practice has been integrated into the newly formed wholly owned subsidiary, Vroozi, Inc.  This acquisition expanded NetSol’s domain and subject matter expertise to include integration and consulting services for the SAP ERP platform as well as intellectual property targeted for the B2B supply chain market.

Vroozi develops innovative e-commerce solutions for all business sizes and industry verticals which help companies search, source, negotiate, and order goods and services from suppliers electronically optimizing organization’s procurement and supply chain operations.  Vroozi’s Business to Business search engine, collaborative commerce, and electronic marketplace applications are deployed in the cloud and can integrate seamlessly with major ERP vendor systems such as SAP or deployed independently on the Internet.

Vroozi’s first product to market is smartOCI™.  smartOCI™ is a new search engine technology and private procurement content marketplace which provides corporate buyers and shoppers a simple and intuitive user interface to search multiple supplier catalogs simultaneously within the SAP procurement application.  smartOCI™ was officially released to the market in 2011 at the SAP SAPPHIRE Conference in Orlando, Florida, targeting approximately 15,000+ SAP customers and has strengthened NetSol’s presence in the global SAP Services market.

Since its’ launch last year, Vroozi has signed nine customers for the smartOCI Marketplace and has established two key reseller partnerships in the European region for the smartOCI solution.

While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to focus operational responsibility along two regions, the Americas (including Brazil and Latin America) and Europe Region and the Asia Pacific Region covering, specifically, the markets of Australia, China, Pakistan, Saudi Arabia and Thailand.   The Company continues to maintain services or products and specific sales offices in its current locations and will add new locations if new marketing opportunities present demands for NetSol offerings.

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the quarter and nine months ended March 31, 2012.  It should be read together with our consolidated financial statements and related notes included herein.

NETSOL TECHNOLOGIES, INC.

 A few of NetSol’s major successes achieved during the nine months ended March 31, 2012 were:

•
NetSol Technologies Pakistan signed a multi-million dollar agreement to implement the NetSol Financial Suite (NFS)™ solution, including its retail platforms, for a major European Bank in China that will provide auto-financing services throughout China. The agreement gives NetSol another NFS client in China which complements its recent expansion in the Asia-Pacific region’.

•
NetSol’s wholly owned subsidiary, NetSol Technologies (Beijing) Co Limited signed an agreement to license and implement the NetSol Financial Suite (NFS) ™ solution with China's first state owned auto finance company, Chongqing Auto Finance Co., Ltd. This new contract further advances NetSol's position as the premier provider of finance and leasing solutions to automotive financing companies in China.

•
NetSol Technologies (NTPK) Thailand has successfully demonstrated and is selected for the proof of concept stage for one of its premier systems which is the “Loan Origination System”. The demonstration and selection as one of the final vendor’s has been done for the oldest commercial bank of Thailand which pioneers the generation of financial and commercial system in the country.

•
NTPK Thailand has signed a consultancy and services agreement for a premier auto manufacturer in Thailand. These services are to be provided in connection with the GAP Analysis Workshop for NetSol Financial Suite (NFS™) Retail (CAP & CMS) applications.

•
NTPK Thailand and NEC India have signed a partnership agreement to jointly develop and support business in the asset finance and leasing industry in India, as well as other markets in the Asia Pacific region. NEC is a global technology solutions provider to financial institutions, automotive and heavy equipment manufacturing companies.

•
NetSol Technologies and ABeam Consulting Ltd. Entered into a strategic partnership agreement that leverages the companies' mutual strengths by jointly developing and supporting business in the asset finance and leasing industry in Japan, as well as cooperating in other key markets to serve Japanese corporations operating throughout the Asia Pacific region. ABeam, an IT consulting services firm with extensive operations in Japan and throughout Asia, the Americas and Europe, is a leader in the asset finance and leasing industry in Japan.

•	Furthered expansion in Chinese market by adding new customers. Formed a local entity in China under WFOE laws aka ‘NetSol Beijing Ltd.’, a wholly owned subsidiary of NetSol Technologies, Inc.

•
Vroozi, Inc. signed a large SRM 7.0 project implementation with long term care service provider in the United States. Project includes complete implementation of the SAP SRM procurement tool, SAP Finance, and the Vroozi smartOCI™ marketplace technology.

•	Vroozi Inc. developed a ‘Big Data’ loader for the smartOCI™ Catalog Manager which allows large supplier catalog files to be loaded via a secure web connection.

•	NTNA signed an enhancement project for an auto finance captive subsidiary of a leading auto manufacturer.

•
NetSol Technologies named Michael Sundell as vice president, Technology of its e-commerce division, known as Vroozi, Inc. Sundell, joined the Vroozi team with an illustrious background in e-commerce, and will lead all technology activities in this division. Earlier he was lead software engineer at Shopzilla, one of the largest B2C price comparison shopping websites, where he was responsible for managing the SEO (search engine optimization) development team.

NETSOL TECHNOLOGIES, INC.

•
Vroozi Inc., has signed an agreement with a top U.S. media company to implement a full B2B e-commerce search engine suite, including the smartOCI™ Search Engine, Catalog Manager and Supplier Marketplace.

•	A leading U.S. chipmaker has signed an agreement to implement NetSol’s smartOCI™ search engine in its SAP e-Procurement environment.

•	NTNA completed a new Generally Available Release of LeasePak 6.4 with enhanced performance (marked improvement in end of day, month and year processing routines including functionality enhancements).

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

•	Signed a multi-million dollar agreement to implement the NetSol Financial Suite (NFS) ™ solution, including its retail platforms, to a European Automobile manufacturer for its Malaysian operations.

•	The on-going project of a Fortune 500 company in Korea went live with the state-of-the-art NFS™ solution.

•	Automation of Transport Department of the Province of Khyber Pakhtunkhwa, Pakistan gone live with NetSol’s state of the art “Automation of Transport Department and Route Permits” solution.

•
NetSol Technologies participated in the Australian Equipment Lessors Association (AELA), in Sydney. NetSol has become the regular member of this Association and was among the only 9 exhibitors for this exhibition.

•	NetSol Technologies participated at the 30th China Leasing Business Association Anniversary, held in Beijing.

•
Signed a multi-million dollar agreement to implement the NetSol Financial Suite (NFS) ™ solution, including its retail platforms, for a company that will provide auto-financing services throughout China. The agreement gives NetSol another NFS™ client in China, and is being regarded as the ‘testament to NetSol’s experience and leadership in China which complements its recent expansion in the Asia-Pacific region’.

•
Won a major contract in the area of ‘Information Security’ with a leading Telecom in Pakistan. Under the agreement NetSol will provide a comprehensive solution to the client that includes an ‘Intrusion Prevention System’ and ‘Security Information and Event Management System’.

•	First NextGen – NFS™ went live with Thailand’s Kiatnakin, a leading Bank, and a leading provider of financial services to commercial and corporate sectors in Thailand.

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals; (c) make progress in the North and South American markets and, (d) continue to streamline sales and marketing efforts in every market we operate. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

NETSOL TECHNOLOGIES, INC.

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

●
Build a strong new ecommerce vertical under Vroozi platform to cater to the enormous new market opportunity in online business to business (B2B) space that, according to an article in “E-Commerce Business Concepts”, in the US alone has transacted over $3.6 trillion in volume

●	Continue to enhance delivery and service capabilities in China, Thailand, USA and UK

●	Fully capitalize in marketing NetSol offerings in Japan with our newly formed partnership agreement with Abeam Consulting group

●
Launch a new operation in Brazil upon the completion of local legal entity formation in Brazil with NetSol JV partner Brasilinvest Group. Brazil is one of the four BRIC economies and offers vast opportunities for NetSol core solutions offerings in banking, automotive, public, oil and energy sectors.

●	Further strengthen NetSol brand in the US and European markets by modest marketing budgets and increased sales personnel.

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

NETSOL TECHNOLOGIES, INC.

o
Europe continues to experience a severe recession coupled with regional debt crises.  Despite this, NetSol Europe’s operations have been steady.  Further, the business outlook is positive and, if this continues, NTE is expected to expand its product line and hire stronger management personnel. Our relationship with existing clientele is very strong and we are cautiously expanding the sales and marketing efforts in the region. The integration of VLS in conjunction with Investec Bank as a JV partner would bolster growth in services sectors complementing core solutions offerings.

o
The market of the Kingdom of Saudi Arabia is robust, rich and well capitalized, offering vast opportunities for NetSol through our joint venture. Recently, there have been a few new local IT contracts awarded but our vision is based on long term and high value projects in the defense, public, infrastructure and multinational auto captive markets. In order to be equal partners with a major conglomerate, Atheeb Group, a $2 billion group in revenue, we need to have the serious financial wherewithal and resources to bid on major projects exceeding $100 million each in value. Currently, the joint venture has 10 employees based in Riyadh with direct delivery and implementation support from NetSol PK. Recently ANSCL has signed four new contracts both in defense and private sector to provide IT services and consulting in the key areas that are valued to over $2.0MN. This is just a beginning as we see very exciting new developments as we close new contracts...

o
Our NFS™ suite of products is currently undergoing a major initiative towards developing the next generation of solutions. The Company believes that this would change the landscape for NetSol and increase both demand and the market. We are in the middle of developing a comprehensive sales and marketing plan requiring new personnel, markets and investment. However, the demand for current NFS has shown robust and impressive traction with some current global clients and some new fortune 500 captive finance companies in China and Japan.

o
In order to maximize the market and product potential of our SAP and Ecommerce line, highlighted by our smartOCI™ product, we spun this line off into its own operational entity.  We believe this will better enhance product and market development by providing a dedicated management and fulfillment staff.

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

NETSOL TECHNOLOGIES, INC.

Funding and Investor Relations:

We anticipate using proceeds from the offering of shares to the public on:

•	Expansion in China, Thailand and other emerging markets, including Latin America.

•	Expanding the North American operation to roll out NetSol new generation solutions and enter Cloud Computing Solutions.

•	Diversify in Ecommerce space such as smartOCI™ search engine and build Vroozi as a winner name in the E-Commerce space.

•	Support of bigger IT related public and defense sectors projects in the Kingdom of Saudi Arabia with our joint venture partner.

•	Capital Expenditures for our next generation products, technology and infrastructure.

•	Hiring and training of programmers, engineers, sales and marketing to create a bigger bench for technical team to cater to bigger volume new contracts

Investor Relations efforts will include:

•	Working to grow our institutional investor base.

•	Sharing the NetSol story with sell side analysts, funds, portfolio managers and the financial media.

•	Aggressively positioning NetSol in front of major investors’ conferences and road shows to be organized by our IR consultants and investment bankers.

•	Utilizing US mainstream media to highlight NetSol’s image and ‘niche’ business offering.

•	Founding management continued investment in the Company in the open market reaffirming their commitment to the potential and the future of the Company.

Improving the Bottom Line:

Management believes that these measures will improve the bottom line on an ongoing basis:

•	Improve pricing, sales volume and fee structures.

•	Continue consolidation and reevaluating operating margins as ongoing activities.

•	Streamline further cost of goods sold to improve gross margins to historical levels over 60%, as sales ramp up.

•	Generate higher revenues per employee, enhance productivity and lower cost per employee.

•	Optimize the utilization of NetSol’s best talent and resources, infrastructure, processes and disciplines to maximize the bottom-line and fully leverage the cost arbitrage.

•	Grow process automation and leverage the best practices of CMMI level 5. Global delivery concept and integration will further improve both gross and net margins.

•	Cost efficient management of every operation and continue further consolidation to improve bottom line.

•	Create more visibility and predictability by implementing SaaS model in mature markets. Retire Debt to reduce the interest cost significantly and to make every effort to avoid any one time charges.

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

NETSOL TECHNOLOGIES, INC.

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

•	First successful implementation of NextGen – NFS™ solution with a Thai Bank is a very positive indicator for new deals.

•	China has become the world’s second largest economy, continuing to grow by over 9% a year while growth in other industrial nations has declined or grown only marginally.

•	China’s automobile and banking sectors have been unaffected by the global meltdown and their recent automobile sales statistics have outperformed all other economies.

•	Growing interest in Japan for IT services and NFS applications within banking, equipment finance and general leasing industries.

•
As reported by the Associated Press, China surpassed the US as the number one automobile market in auto sales.  JD Powers & Associates anticipated further strong growth in future auto sales.  It is anticipated that this market opportunity will result in further penetration by NetSol into China’s burgeoning leasing and finance market.

•
E-Commerce, new technologies, innovations and online activities are gaining momentum in many verticals.   New areas for diversification are opening for NetSol. The B2B market has never been stronger in the US market alone thereby offering a potentially huge opportunity to grow Vroozi offerings.

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

NETSOL TECHNOLOGIES, INC.

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

NETSOL TECHNOLOGIES, INC.

STOCK-BASED COMPENSATION

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the BSM model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate; stock-based compensation expense is adjusted accordingly.

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

CASH RESOURCES

The company had $9.118 million worldwide in cash as on March 31, 2012.

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

NETSOL TECHNOLOGIES, INC.

CHANGES IN FINANCIAL CONDITION

QuarterEnded March 31, 2012 as compared to the Quarter Ended March 31, 2011:

Net revenues for the quarter ended March 31, 2012 and 2011 are broken out among the subsidiaries as follows:

	2012		2011
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
Netsol Tech NA	1,542,525	14.54%	947,035	8.75%
Vroozi	3,731	0.04%	-	0.00%
	1,546,256	14.57%	947,035	8.75%

Europe:
Netsol Tech Europe	1,417,339	13.36%	1,707,349	15.77%
VLS	447,227	4.21%	-	0.00%
HAFL	(119)	0.00%	-	0.00%
	1,864,447	17.57%	1,707,349	15.77%
Asia-Pacific:
Netsol Tech (PK)	4,625,672	43.60%	6,247,855	57.70%
Netsol-Innovation	885,133	8.34%	711,821	6.57%
Netsol Connect	168,030	1.58%	151,659	1.40%
Netsol-Abraxas Australia	135,510	1.28%	5,434	0.05%
Netsol-Thailand	382,889	3.61%	1,056,295	9.76%
NetSol Beijing	1,002,611	9.45%	-	0.00%

	7,199,845	67.86%	8,173,064	75.48%

Total	$10,610,548	100.00%	$10,827,448	100.00%

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended March 31, 2012 and 2011 as a percentage of revenues.

	For the Three Months
	Ended March 31,

	2012	%	2011	%
Net Revenues:
License fees	$2,968,498	28%	$3,652,170	33.73%
Maintenance fees	1,824,585	17%	1,896,318	17.51%
Services	5,817,465	55%	5,278,960	48.76%
Total net revenues	10,610,548	100%	10,827,448	100.00%

Cost of revenues:
Salaries and consultants	2,741,717	26%	2,448,517	22.61%
Travel	372,578	4%	237,694	2.20%
Repairs and maintenance	109,868	1%	79,068	0.73%
Insurance	40,103	0%	32,924	0.30%
Depreciation and amortization	830,646	8%	840,050	7.76%
Other	818,804	8%	412,693	3.81%
Total cost of revenues	4,913,716	46%	4,050,946	37.41%
Gross profit	5,696,832	54%	6,776,502	62.59%
Operating expenses:
Selling and marketing	835,153	8%	560,879	5.18%
Depreciation and amortization	403,177	4%	313,865	2.90%
Bad debt expense	-	0%	717	0.01%
Salaries and wages	1,099,503	10%	956,465	8.83%
Professional services, including non-cash compensation	138,094	1%	165,010	1.52%
				%
Lease abandonment charges	-	0%	(858,969)	-7.93%
General and adminstrative	1,056,725	10%	831,131	7.68%
Total operating expenses	3,532,652	33%	1,969,096	18.19%

Income from operations	2,164,180	20%	4,807,406	44.40%
Other income and (expenses)
Gain (loss) on sale of assets	(666)	0%	2,284	0.02%
Interest expense	(167,972)	-2%	(148,661)	-1.37%
Interest income	26,672	0%	48,851	0.45%
Gain on foreign currency exchange transactions	421,098	4%	224,531	2.07%
Share of net loss from equity investment	(140,554)	-1%	(78,269)	-0.72%
Beneficial conversion feature	(52,665)	0%	(105,445)	-0.97%
Other (expense)	139,377	1%	(5,105)	-0.05%
Total other income (expenses)	225,290	2%	(61,814)	-0.57%
Net income before income taxes	2,389,470	23%	4,745,592	43.83%
Income taxes	(32,921)	0%	(13,735)	-0.13%
Net income after tax	2,356,549	22%	4,731,857	43.70%
Non-controlling interest	(672,322)	-6%	(1,413,427)	-13.05%
Net income attibutable to NetSol	1,684,227	16%	3,318,430	30.65%

Net revenues for the quarter ended March 31, 2012 were $10,610,548 as compared to $10,827,448 for the quarter ended March 31, 2011.  This reflects a slight decrease of $216,900 or 2% in the current quarter as compared to the quarter ended March 31, 2011.  Year over year, revenue from license income was reduced by $683,672. This decrease is mainly due to the delay in signing of new deals by some of the prospective customers who took more time in making the decision. Services revenue, which also includes consulting and implementation, increased to $5,817,465 as compared to $5,278,960 last year. This is an increase by 10.2%. The increase in services revenue is due to implementation of our product at new customers’ sites and ongoing requests for customization and enhancement from our existing customers our maintenance fees slightly decreased by $71,733. As we manage to sell more licenses, this fee is expected to increase in the future.

NETSOL TECHNOLOGIES, INC.

The gross profit was $5,696,832 in the quarter ending March 31, 2012 as compared with $6,776,502 for the same quarter of the previous year. This is a decrease of 15.93% or $1,079,670.  The gross profit percentage for the quarter also decreased to 54.64% from 62.59% in the quarter ended March 31, 2011, mainly due to increase in salaries cost and provision of some third party hardware & software. The cost of sales was $4,913,716 in the current quarter compared to $4,050,946 in the comparable quarter of fiscal 2011. As a percentage of sales it increased from 37.41% for the quarter ended March 31, 2011 to 46% in the current quarter. Salaries and consultant fees increased by $293,200; from $2,448,517, in the prior comparable quarter, to $2,741,717. As a percentage of sales, it increased from 22.61% in the prior comparable quarter to 26% in the current quarter. The increase in salaries is due to the annual pay raise and hiring of new employees at key locations including North America, China and Thailand. Depreciation and amortization expense slightly decreased to $830,646 compared to $840,050 in the corresponding quarter last year or a decrease of $9,404.

Operating expenses were $3,532,652 for the quarter ending March 31, 2012 as compared to $1,969,096, for the corresponding period last year or an increase of 79.4% or $1,563,556.  As a percentage of sales, it increased from 18.19% to 33%. The main reason of this significant variation is that in last year same quarter company recorded a gain of $858,969 on settlement with previous landlord against office space lease termination. Depreciation and amortization expense amounted to $403,177 and $313,865 for the quarter ended March 31, 2012 and 2011, respectively.  Combined salaries and wage costs were $1,099,503 and $956,465 for the comparable periods, respectively. As a percentage of sales, these costs increased from 8.83% to 10%.  General and administrative expenses were $1,056,725 and $831,131 for the quarters ended March 31, 2012 and 2011, respectively, an increase of $225,594 or 27.14%.  As a percentage of sales, these expenses were 10% in the current quarter compared to 7.68% in the comparable quarter.

Selling and marketing expenses were $835,153 and $560,879, in the quarter ended March 31, 2012 and 2011, respectively. The Company is marketing its products in different geographies of the world and has hired more professional resources for the business development. Also the aggressive marketing of smartOCI™ and other Vroozi products in North America and Europe has resulted in increase in sales and marketing expenses. Professional services expense decreased 16.31% to $138,094 in the quarter ended March 31, 2012, from $165,010 in the corresponding period last year.

Income from operations was $2,164,180, compared to $4,807,406, for the quarters ended March 31, 2012 and 2011, respectively. This represents a decrease of $1,563,556 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 20% in the current quarter compared to 44.4% in the prior period.

Net income was $1,684,227, compared to $3,318,430, for the quarters ended March 31, 2012 and 2011, respectively.  This is a decrease of $1,634,203 compared to the prior year.  Included in this income is foreign currency exchange gain of $421,098 compared to $224,531 in the same reporting period last year, due to appreciation of the Euro and Pound in the current quarter against the Pakistan Rupee. The current fiscal quarter amount includes a net reduction of $672,322, compared to $1,413,427 in the prior period, for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 39.48% non-controlling interest in NetSol PK and 49% non-controlling interest in VLS. Interest expense was $167,972 in the current quarter as compared to $148,661 in the comparable period.  Net income per share, basic and diluted, was $0.03 as compared to $0.06 for the quarters ended March 31, 2012 and 2011.

The net EBITDA income was $3,092,271 compared to $4,585,889 for the quarters ended March 31, 2012 and 2011, after amortization and depreciation charges of $1,233,823 and $1,153,915, income taxes of $32,921 and $13,735, interest expense of $167,972 and $148,661, and interest income of $26,672 and $48,851 respectively.  The EBITDA earning per share, basic and diluted was $0.05 for the quarter ended and, $0.09March 31, 2012 and 2011.  As a percentage of revenues EBITDA was 29.14% compared to 42.35% for the quarters ended March 31, 2012 and 2011, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

NETSOL TECHNOLOGIES, INC.

Nine Month Period Ended March 31, 2012 as compared to the Nine Month Period Ended March 31, 2011:

Net revenues for the nine months ended March 31, 2012 and 2011 are broken out among the subsidiaries as follows:

	2012		2011
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
Netsol Tech NA	3,291,838	12.94%	3,178,726	10.72%
Vroozi	3,731	0.01%	-	0.00%
	3,295,569	12.95%	3,178,726	10.72%

Europe:
Netsol Tech Europe	3,462,057	13.61%	6,284,120	21.19%
VLS	905,591	3.56%	-	0.00%
HAFL	3,033	0.01%	-	0.00%
	4,370,681	17.18%	6,284,120	21.19%
Asia-Pacific:
Netsol Tech (PK)	12,815,640	50.37%	15,732,290	53.05%
Netsol-Innovation	2,510,183	9.87%	2,107,638	7.11%
Netsol Connect	469,232	1.84%	470,404	1.59%
Netsol-Abraxas Australia	295,175	1.16%	24,562	0.08%
Netsol-Thailand	686,217	2.70%	1,858,027	6.27%
NetSol Beijing	1,002,611	3.94%	-	0.00%

	17,779,058	69.87%	20,192,921	68.09%

Total	$25,445,308	100.00%	$29,655,767	100.00%

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the nine months ended March 31, 2012 and 2011 as a percentage of revenues:

	For the Nine Months
	Ended March 31,

	2012		2011
Net Revenues:
License fees	$6,092,203	23.94%	$10,259,027	34.59%
Maintenance fees	5,983,073	23.51%	5,589,746	18.85%
Services	13,370,032	52.54%	13,806,994	46.56%
Total net revenues	25,445,308	100.00%	29,655,767	100.00%

Cost of revenues:
Salaries and consultants	7,412,931	29.13%	6,562,685	22.13%
Travel	912,420	3.59%	708,082	2.39%
Repairs and maintenance	280,785	1.10%	207,585	0.70%
Insurance	107,319	0.42%	95,003	0.32%
Depreciation and amortization	2,432,261	9.56%	2,150,274	7.25%
Other	1,756,629	6.90%	1,004,690	3.39%
Total cost of revenues	12,902,345	50.71%	10,728,319	36.18%
Gross profit	12,542,963	49.29%	18,927,448	63.82%
Operating expenses:
Selling and marketing	2,270,566	8.92%	2,047,726	6.90%
Depreciation and amortization	883,881	3.47%	848,168	2.86%
Bad debt expense	-	0.00%	254,996	0.86%
Salaries and wages	3,058,090	12.02%	2,613,627	8.81%
Professional services, including non-cash compensation	561,754	2.21%	455,371	1.54%
Lease abandonment charges	-	0.00%	(858,969)	-2.90%
General and adminstrative	3,214,430	12.63%	2,837,218	9.57%
Total operating expenses	9,988,721	39.26%	8,198,137	27.64%

Income from operations	2,554,242	10.04%	10,729,311	36.18%
Other income and (expenses)
Gain (loss) on sale of assets	(3,940)	-0.02%	(13,302)	-0.04%
Interest expense	(587,136)	-2.31%	(755,781)	-2.55%
Interest income	66,741	0.26%	143,270	0.48%
Gain on foreign currency exchange transactions	460,317	1.81%	897,767	3.03%
Share of net loss from equity investment	(240,554)	-0.95%	(220,506)	-0.74%
Beneficial conversion feature	(126,912)	-0.50%	(401,019)	-1.35%
Other (expense)	122,671	0.48%	(62,406)	-0.21%
Total other income (expenses)	(308,813)	-1.21%	(411,977)	-1.39%
Net income before income taxes	2,245,429	8.82%	10,317,334	34.79%
Income taxes	(64,460)	-0.25%	(25,459)	-0.09%
Net income after tax	2,180,969	8.57%	10,291,875	34.70%
Non-controlling interest	(1,635,883)	-6.43%	(3,470,728)	-11.70%
Net income attibutable to NetSol	545,086	2.14%	6,821,147	23.00%

Net revenues for the nine months ended March 31, 2012 were $25,445,308 as compared to $29,655,767 for the nine months ended March 31, 2011. This reflects a decrease of $4,210,459 or14.20%. Revenue from license income decreased to $6,092,203 from $10,259,027 in the corresponding nine months of fiscal 2011. This is a decrease of $4,166,824 or 40.62%.  This decrease is mainly due to the delay in signing of new deals by some of the prospective customers due to the recent US-Pak tension and the geo-political conditions of the South Asian region. Although deals are being executed in the current quarter, it will still take some time to regain the momentum. Services revenue, which also includes consulting and implementation, decreased to $13,370,032 as compared to $13,806,994 last year. While existing clients have requested new services and enhancements, the delay in signing deals has resulted in a reduction in services revenue. In the nine months of fiscal 2012, our maintenance fees increased by $393,327, from $5,589,746 last year, to $5,983,073.  As we sell more licenses, this fee is expected to increase in the future.

NETSOL TECHNOLOGIES, INC.

The gross profit was $12,542,963 in the nine months ending March 31, 2012 as compared with $18,927,448 for the same period of the previous year or a decrease of 33.73%. The gross profit percentage for the nine months decreased to 49.29% from 63.82% in the nine months ended March 31, 2011.  The cost of sales was $12,902,345 in the current period compared to $10,728,319 in the comparable period of fiscal 2011. As a percentage of sales, it increased from 36.18% for the nine months ended March 31, 2011, to 50.71% in the current period. Salaries and consultant fees increased by $850,246, from $6,562,685 in the prior comparable period, to $7,412,931. As a percentage of sales, it increased from 22.13% in the prior comparable period to 29.13% in the current period.  The increase in salaries is due to annual pay raise and hiring of new employees in key locations including China, Thailand and North America. Depreciation and amortization expense also increased to $2,432,261 compared to $2,150,274 in the corresponding nine months or an increase of $281,986. The Company has certain intangible assets under development and as soon as an asset is ready for market, its amortization is started, hence this increase. The main reason for this increase in cost of sales and reduction in gross margins is the depressed revenues due to the reasons already discussed above.

Operating expenses were $9,988,721 for the nine months ending March 31, 2012 as compared to $8,198,137, for the corresponding period last year or an increase of 21.84% or $1,790,584. As a percentage of sales, it increased from 27.64% to 39.26%. The main reason of this significant variation is that in last year same quarter company recorded a gain of $858,969 on settlement with previous landlord against office space lease termination. Depreciation and amortization expense amounted to $883,881 and $848,168 for the nine months ended March 31, 2012 and 2011, respectively. Combined salaries and wage costs were $3,058,090 and $2,613,627 for the comparable periods, respectively. As a percentage of sales, these costs increased from 8.81% to 12.02%.  General and administrative expenses were $3.214,430 and $2,837,218 for the nine months ended March 31, 2012 and 2011, respectively, an increase of $377,212 or 13.30%. As a percentage of sales, these expenses were 12.63% in the current period compared to 9.57% in the comparable period.

Selling and marketing expenses were $2,270,566 and $2,047,726 in the nine months ended March 31, 2012 and 2011, respectively. The Company is marketing its products in different geographies of the world and has hired more professional resources for the business development. Also the aggressive marketing of smartOCI™ and other Vroozi products in North America and Europe has resulted in increase in sales and marketing expenses. Professional services expense increased 23.36% to $561,754 in the nine months ended March 31, 2012, from $455,371 in the corresponding period last year.  The primary reason for this increase is the utilization of services of some consultants for the preparation registration statement on form S-3 already filed by the Company.

Income from operations was $2,554,242 compared to $10,729,311 for the nine months ended March 31, 2012 and 2011, respectively. This represents a decrease of $8,175,069 for the nine months compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 10.04% in the current period compared to 36.18% in the prior period.

Net income was $545,086 compared to $6,821,147 for the nine months ended March 31, 2012 and 2011, respectively.  This is a decrease of $6,276,060 compared to the prior year.  Included in this income is foreign currency exchange gain of $460,317 compared to$897,767 due to appreciation of the Euro and Pound in the nine months period against the Pakistan Rupee. The current fiscal period amount includes a net reduction of $1,635,883 compared to $3,470,728 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 39.48% non-controlling interest in NetSol PK and 49% non-controlling interest in VLS.  Interest expense was $587,136 in the current nine months as compared to $755,781 in the comparable period.  Net income per share, basic and diluted, was $0.01 as compared to net basic income of $0.15 and diluted $0.14 for the periods ended March 31, 2012 and 2011.

The net EBITDA income was $4,446,083 compared to $10,457,559 for the periods ended March 31, 2012 and 2011, after amortization and depreciation charges of $3,316,142 and $2,998,443, income taxes of $64,460 and $25,459, interest expense of $587,136 and $755,781 and interest income of $66,741 and $143,270 respectively.  The EBITDA earning per share, basic and diluted was $0.08 and basic $0.23 & diluted $0.22 for the period ended March 31, 2012 and 2011 respectively.  As a percentage of revenues EBITDA was 17.47% compared to 35.26% for the periods ended March 31, 2012 and 2011, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

NETSOL TECHNOLOGIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

We note that the Company's cash position was $9,118,206 at March 31, 2012, compared to $3,374,608 at March 31, 2011.

Net cash provided by operating activities amounted to $5,257,993 for the nine months ended March 31, 2012, as compared to $7,338,965 for the comparable period last fiscal year. The decrease is mainly due to reduction in net profits of the Company. The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. The average days sales outstanding, for the period ended March 31, 2012, was 158 days as compared with 169 days in same period of fiscal 2011.

Net cash used by investing activities amounted to $9,310,497 for the nine months ended March 31, 2012, as compared to $11,906,033 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $3,729,571 compared to $6,242,399 for the comparable period last fiscal year. The Company also purchased the non-controlling interest in NetSol Connect using $180,000 and NetSol PK utilizing $491,460 in the corresponding period. The Company also paid net amount of $253,192 for the purchase of subsidiary in UK. The short term investment held for sales used $Nil in current period as compared to $258,271 in corresponding previous year. The increase in intangible assets which represents amounts capitalized for the development of new products was $5,280,833 and $4,752,261 for the comparable periods.

Net cash provided by financing activities amounted to $9,359,151 and $4,036,082 for the nine months ended March 31, 2012, and 2011, respectively. The Company generated net amount of $5,743,300 through the sale of its common stock against S3 registration whereas in the corresponding period of fiscal 2011, the cash generated through sale of common stock was $2,899,250. The nine months ended March 31, 2011 included the cash inflow of $715,500 from the exercising of stock options and warrants compared to $1,116,175 in the nine months ended March 31, 2011. In the current fiscal period, the Company had net payments on account of bank loans, loans and capital leases of $3,609,662 as compared to $20,656 in the comparable period last year. The Company is operating in varying geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. The company and all its subsidiaries are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. The Company anticipates to pay back all these obligations on their respective due dates from its own sources.

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

Financial Covenants

Our UK based subsidiary, NetSol Technologies Europe Limited (NTE) has an approved overdraft facility of £200,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol Technologies Limited (NTPK) has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 375 million ($4,122,691 approximately) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Report (March 31, 2012).   Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were not effective given the weakness of our internal control over financial reporting.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2012. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of March 31, 2012, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its accounting staff do not have sufficient technical accounting knowledge relating to accounting for complex U.S. GAAP matters.  In particular, although our CFO is a Chartered Accountant (CA) in Pakistan neither he, nor our controllers, holds a Certified Public Accounting (CPA) license in the United States.  While the CA certification is recognized in several key countries relative to the Company’s operations, including Pakistan, the United Kingdom, and other British Commonwealth countries, the Company has determined that a deficiency exists with respect to required financial reporting expertise in the United States. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2012.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

NETSOL TECHNOLOGIES, INC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item. 1A. Risk Factors

We have yet to regain compliance with the minimum bid price required by nasdaq listing rules.  while we have received an additional 180 calendar days from the date of the notice to regain compliance, there is no guarantee that we will be able to regain compliance within the time frame, or that even if we regain compliance that we shall be able to continue to meet the minimum bid price requirements.

On September 2, 2011, we received a notice from NASDAQ of failure to comply with a continued listing rule, specifically the minimum bid price of NASDAQ Listing Rule 5550(a) (2).  We have received an additional grace period of 180 calendar days in which to regain compliance.  While the additional grace period has been granted, there is no guarantee that the Company will be able to meet the minimum bid price requirements.      Failure to regain compliance could result in delisting of our common stock from NASDAQ.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March of 2012, the Company issued 12,000 shares of common stock to a consultant for services due to the consultant during the quarter ending March 31, 2012. The shares were issued based on an exemption from registration under 4(6) of the Securities Act of 1933, as amended.

In January 2012, the Company issued 25,000 shares of common stock to executive officers of the Company. The shares were issued for services rendered through December 31, 2011 and were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended. Each employee is an accredited investor with access to information regarding the Company by virtue of their position with the Company.

In January 2012, the Company issued 12,500 shares of common stock to employees of the Company. The shares were issued for services rendered through December 2011 and were issued based on an exemption from registration under 4(6) of the Securities Act of 1933, as amended.

NETSOL TECHNOLOGIES, INC.

STOCK REPURCHASE PLAN

The below table gives the detail of the repurchases made by the company during the nine months ended March 31, 2012:

Issuer Purchases of Equity Securities
Month	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Nov-11	$ 0.44	44,300	2,500,000
Dec-11	-	-	2,500,000
Jan-12	-	-	2,500,000
Feb-12	-	-	2,500,000
Mar-12	-	-	2,500,000

On November 11, 2011, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 2,500,000 of its shares of common stock over the following 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. To date 2,455,770 shares remain available for purchase under the stock repurchase program

Item 3. Defaults Upon Senior Securities

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

NETSOL TECHNOLOGIES, INC.

Date:           May 7, 2012                                       /s/ Najeeb Ghauri
___________________________
NAJEEB GHAURI
Chief Executive Officer

Date:           May 7, 2012                                       /s/Boo-Ali Siddiqui
___________________________
BOO-ALI SIDDIQUI
Principal Financial Officer and Chief Financial Officer
Principal Accounting Officer