Form 10-K
period 2012-06-30
NETSOL TECHNOLOGIES INC
filed 2012-09-05
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Large Accelerated Filer [ ]                                                                         Accelerated Filer [ ]

Non-accelerated Filer [x]                                                                           Smaller reporting company [ ]
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $24,647,993 based upon the closing price of the stock as reported on NASDAQ Capital Market ($4.13 per share) on June 29, 2012 (after adjusting for the 1 for 10 reverse stock split effective August 13, 2012), the last business day of the registrant’s fiscal year.  As of August 31, 2012, there were 7,572,088 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

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

The Company is organized into two main revenue areas, consisting of enterprise solutions – NetSol Financial Suite (NFS™) – for the global financing, leasing and lending industry, and a portfolio of managed services, including customized application development, systems integration, and business process engineering.   In addition, NetSol’s solutions portfolio includes the smartOCI®, e-Procurement search engine for SAP SRM users.

NetSol’s clients include Dow-Jones 30 Industrials and Fortune 500 manufacturers and financial institutions, global vehicle manufacturers, and enterprise technology providers, all of which are serviced by NetSol delivery locations across the globe.

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the San Francisco Bay Area, for North America; the London Metropolitan area for Europe; and Bangkok, Thailand, Beijing, China and Lahore, Pakistan for Asia Pacific.  The Company continues to maintain services, solutions and/or sales specific offices in Australia, China, Thailand, and Pakistan and through alliances in the Kingdom of Saudi Arabia and Japan.

OUR BUSINESS

Corporate Highlights

A few of NetSol’s major successes achieved in 2011-2012 were:

•	NetSol Technologies Pakistan signed multi-million dollar agreements to implement NFS™ solution, for a major European Bank in China and, an automobile manufacturer in Thailand.
•	NetSol Technologies (Beijing) Co. Limited signed an agreement to license and implement NFS™ solution with Chongqing Auto Finance Co., Ltd.
•	NTPK Thailand signed a consultancy and services agreement for a premier auto manufacturer in Thailand.
•	First NextGen – NFS™ went live with Thailand’s Kiatnakin, a leading Bank, and a leading provider of financial services to commercial and corporate sectors in Thailand.
•
NTPK Thailand and NEC India signed a partnership agreement to jointly develop and support business in the asset finance and leasing industry in India, as well as other markets in the Asia Pacific region.

•
NetSol Technologies and ABeam Consulting Ltd. entered into a strategic partnership agreement to jointly develop and support business in the asset finance and leasing industry in Japan, as well as cooperating in other key markets to serve Japanese corporations operating throughout the Asia Pacific region.

•	Atheeb NetSol, the Saudi Arabia joint venture of NetSol Technologies, Inc., signed four new agreements in the areas of cyber security, application development and consulting.
•	NTNA signed an enhancement project for an auto finance captive subsidiary of a leading auto manufacturer.
•	Vroozi, Inc. signed a large SRM 7.0 project implementation with long term care service provider in the United States.
•	Vroozi, Inc. developed a ‘Big Data’ loader for the smartOCI® Catalog Manager which allows large supplier catalog files to be loaded via a secure web connection.
•
Vroozi, Inc., has signed an agreement with a top U.S. media company to implement a full B2B e-commerce search engine suite, including the smartOCI® Search Engine, Catalog Manager and Supplier Marketplace.

•	A leading U.S. chipmaker has signed an agreement to implement smartOCI® search engine in its SAP e-Procurement environment.
•	NTE jointly acquired United Kingdom-based Virtual Lease Services, Ltd. (“VLS”), together with Investec Asset Finance Plc.
•	Signed a multi-million dollar agreement to implement the NFS™ solution, including its retail platforms, to a European Automobile manufacturer for its Malaysian operations.
•	Won a major contract in the area of ‘Information Security’ with a leading Telecom in Pakistan.

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

NetSol combines domain expertise with competitive cost blended rates from its “center of excellence”  delivery center in Pakistan and other global centers located in the USA, UK, Thailand and China, Our model also provides localized programs in key markets and project management while minimizing any implementation risk associated with a single service center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  NetSol currently has locations in Bangkok, Beijing, Lahore, the London metropolitan area, the San Francisco Bay Area, and partners in Riyadh.  This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”.

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

In addition to services, our product offerings are fashioned to provide a Best Product for Best Solution model.  Our offerings include our flagship global solution, NetSol Financial Suite (NFS™). NFS™, a robust suite of five software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle.  NFS™ is a result of more than eight years of effort resulting in over 60 modules grouped in five comprehensive applications. When used together, they fully automate the entire leasing / financing cycle.

NFS also includes LeasePak.  LeasePak provides the leasing technology industry with the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners.  LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users.  In terms of scalability, NetSol Technologies North America offers the basic solutions as well as a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and complexities of operations. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors.

NetSol North America, Inc. has recently launched its Infrastructure as a Service (IaaS) business line.  In its updated public cloud forecast in June 2012, Gartner estimated that IaaS was the fastest growing cloud segment with a projected CAGR of 41.7% and exceeding a $20 billion global market by 2016.  NetSol’s IaaS offering will differentiate itself from the competition by providing much enhanced performance at a lower cost point.  At an elastic cloud price, management believes these customers will experience performance, reliability and speed usually associated with a highly scalable private cloud.

Our product offerings and services also include: LeaseSoft Portals and Modules through our European operations; LeasePak 6.0b of our NFS™ product suite; enterprise wide information systems, such as or LRMIS, MTMIS, business intelligence and information security services.

NetSol's IP smartOCI® now part of newly formed division Vroozi, Inc., a wholly owned subsidiary of NTI, develops innovative e-commerce solutions for all business sizes and industry verticals which help companies search, source, negotiate, and order goods and services from suppliers electronically optimizing organization’s procurement and supply chain operations.  Vroozi’s business to business search engine, collaborative commerce, and electronic marketplace applications are deployed On Demand and can integrate seamlessly with major ERP vendor systems such as SAP or deployed independently on the Internet.

Vroozi’s first product to market is smartOCI®; a new search engine technology and buy-side content marketplace provider which enables corporate buyers and shoppers a simple and intuitive user interface to search multiple supplier catalogs simultaneously within the SAP procurement application.  The smartOCI® technology was officially released to the market in 2011 at the SAP SAPPHIRE Conference in Orlando, Florida, targeting approximately 15,000+ SAP customers and has strengthened NetSol’s presence in the global SAP Services market.

NetSol global operation is broken down into three regions: North America, Europe and Asia Pacific. All of the subsidiaries are seamlessly integrated to function effectively in terms of global delivery capabilities, cross selling to multinational captives’ finance companies, centralized marketing organization and a network of employees connected across the globe to support local and global customers and partners.

Our Services

Global Business Services ("GBS")

Netsol's GBS include IT consulting & services; business intelligence, independent system review (ISR); information security, outsourcing services and software process improvement consulting; maintenance and support of existing systems; and project management.

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

•           Credit Application Processing System (CAP). CAP provides companies in the financial sector an environment to handle the incoming credit applications from dealers, agents, brokers and the direct sales force. LeaseSoft. CAP automatically gathers information from different interfaces like credit rating agencies, evaluation guides, and contract management systems and scores the applications against defined scorecards. This automated workflow permits the credit team members to make their decisions more quickly and accurately. Implementation of CAP dramatically reduces application-processing time in turn resulting in greater revenue through higher number of applications finalized in a given time. CAP reduces the probability of a wrong decision thus, again, providing a concrete business value through minimizing the bad debt portfolio. CAP is a database independent online system developed in Microsoft's .Net framework. It can be run from any PC with normal specifications, which is a key benefit for clients.

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

Implementation Process

Implementation is a process which starts after the delivery of license to the customer. NetSol signs separate agreements for services, if required by the customers, which is independent of the license agreement. The implementation process can span from three to six months. NetSol’s software is a pre-developed solution for the leasing and finance industry. Customers with in-house abilities tend to take care of the implementation with their internal resources. The implementation process includes related software services such as configuration, data migration and any other additional third party interfaces. After the delivery of the license, customers seek enhancements and additions to improve their business processes. NetSol charges these efforts in man-day rate. If required, the services also involve migration of data from client’s older system to the NFS™ database. NFS™ provides mission critical software solutions, and the entire business operations of our clients hinge on successful performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all of the above steps is priced to bring value to our customers and increase our profitability from our interactions.

Pricing and Revenue Streams

The Company’s NFS™ revenue streams occur through the following three main areas:  product licensing, implementation related services, and maintenance and support related services.  License fees can vary generally between $100,000 for SaaS minimal modules to over $2,000,000 for more robust multiple module implementations.  There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the customer; number of business users; and branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable.  However, revenue from sale of licenses with major customization, modification, and development is recognized on a percent of completion basis.  Implementation related services, including configuration, data migration and third party interfaces are recognized in accordance with the percentage of completion method.  Maintenance and support related services are then provided on a continued basis.  Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of “Unit of Work Completed.”  The annual maintenance fee, which usually is an agreed upon percentage of overall monetary value of the license, then becomes an ongoing revenue stream realized on yearly basis.

Growth Prospects for NFS™

Growth prospects for NFS™ are linked to the maturing of the product portfolio and its growing customer base across different geographic and product markets. With a next generation solution ready for testing at customer sites, NetSol is eyeing key international markets for growth in sales. Its sales strategy now carefully balances expansion into new geographic markets, including North and South Americas, and further penetration of our already leading position in Asia Pacific.

Growth in North America is expected to come from the huge potential market for replacement of legacy systems. The next generation version of NFS™ is aimed at providing a highly flexible solution based on latest technology and advanced architecture for the North American customers looking to replace their legacy systems.

On the other hand, growth in NetSol’s traditionally strong base in Asia Pacific is expected through diversification across market segments, to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and maintenance revenues by offering enhanced features and new solutions to emerging customer needs.

NetSol has been working for nearly two years to build its name in the Japanese market for our core business. The recently announced alliance with Abeam Consulting, a major consulting group in Japan, signifies our growth positioning in a very rich and mature market. The captive auto finance and banking sectors offer hosts of new opportunities for NetSol’s ‘niche’ product line in the large Japanese market.

In China, NetSol is the de facto leader in the leasing and finance enterprise solution domain.  With this position, NetSol continues to enjoy demand for the current NFS™ solution, as well as the next generation. NetSol will continue strengthening its position within existing multinational auto manufacturers, as well as, local Chinese captive finance and leasing companies.

In Thailand, NetSol has established an alternate delivery center in Bangkok. The first successful implementation of NFS™ from NetSol Thai in Bangkok was carried out for Mercedes Benz Finance in India. Our operation in Bangkok serves a very robust and growing market for leasing companies and regional banks. NetSol shall continue its strategic growth vision in Thailand; as we enhance our delivery and sales infrastructure.

NetSol’s growth strategy through joint ventures and partnerships will provide an important thrust to the overall Company growth strategy. Our joint venture with Atheeb Holdings in Saudi Arabia was formed to establish NetSol as an IT partner with a major business group there. The scope of IT business for NetSol is not limited to the Kingdom of Saudi Arabia, but also offers tremendous new opportunities in the Gulf Cooperation Council nations in the Middle East. Atheeb NetSol Saudi Company Ltd., is a fully operational business unit based in Atheeb Group’s headquarters in Riyadh, Saudi Arabia. With a team of nearly 10 employees, this entity is very active in branding NetSol in the region.

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

During 2011, the NTNA development team released LeasePak version upgrade 6.4. This set of technical and functional enhancements was successfully released for general availability and have gone into daily use by the company’s various clients. With the release of versions 6.4, LeasePak users have new options in wide array of business functions. The new modules and major improvements in functionality are listed below:

•
Batch General Ledger Adjustment (New Module) - Allows the user to submit a batch file to process General Ledger Adjustment transactions to balance adjustments for General Ledger accounts. Module provides an option to preload a batch file and also checks for the existing records before preloading. This enhances automation and delivers productivity gains.

•
Batch Asset Sales (New Module) - Provides an option to preload a batch file to process batch sale of asset transactions. It also checks for the existing records before preloading batch file and provides an option to delete the existing records if the records are not required. The module processes these records from LeasePak RBA table and creates both an exception and audit report once processing of records is completed.  Module processes a batch file to reverse the sale of assets from inventory.

•
Security Roles Module (New Module) - Allows the user to create and maintain user Roles where a single role can be assigned to a number of individuals. This update allows the user to specify an assigned role for any individual security record.  This update modifies user security records assigned to a role when a change is made to the Role by updating only the values that were changed on Role. Provides extensive time saving to system administrator.

•
Pool ID (New Module) - Allows the user to group a lease in one more general ledger pools. This grouping allows the general ledger transaction reporting to occur by pool instead of by PCRO. This enhancement also enhances the functionality of LeasePak to add all the matching transactions for GL Pool accounts to their corresponding appropriate pool IDs. Changes to the pool ID will appear on the Non-Monetary Archive Report. Batch updates of pool IDs on booked leases can take place through a Web Service API update.

•
Enhanced IDC/IDR (New Module) - Separates the Enhanced IDC/IDR functionality from the LeasePak Vehicle Module into a separate module.  The IDC/IDR fees entered will be tracked during the life of the lease, as well as provide an Amortization Schedule based on the accrual methods used when the lease was booked.

LeasePak-SaaS

LeasePak Software-As-A-Service offers a new deployment option whereby customers just need public internet and web browser to use the software. Customers pay for the use of the system through a monthly subscription fee. The LeasePak-SaaS targets small and mid-sized leasing and finance companies. The product dramatically reduces the customer’s IT spend by minimizing the cost of acquiring and maintaining expensive IT infrastructure and related administrative staff.

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

NTE successfully deployed a Business Partner portal to support to an existing client, a major European bank, high-volume vendor finance business. This project incorporated an auto-decisioning module, which takes in credit data from a Europe-wide credit agency. In anticipation of increased business volumes, the bank purchased additional volume capacity from NTE to ensure full take-up of the new business flow.

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

Virtual Lease Services (VLS) was acquired by NTE together with its joint venture partner, Investec Bank.  The acquisition was designed to bolster growth in services sectors complementing our core solutions offerings.  VLS continues to win new programs with leading equipment vendors and suppliers and has become the de factor leader of outsourcing services to the growing UK chip and pin vendor market.  A cornerstone of VLS’s range of services, Portfolio Management, is providing further identified opportunities for start-up businesses, those in run-down mode as well as portfolio acquirers.

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

Strategic Alliances

With its leadership position in technology and software development in Pakistan, NetSol has been actively involved in a number of partnerships with multiple international entities and corporations.  These include joint ventures, systems integration, local services, as well as consulting for large enterprises.  Some of NetSol’s partners are:

• Oracle Partner Network member (Oracle software, Oracle/Sun micro hardware)
• IBM Business Partner
• Microsoft Silver Identity and Security Partners
• Sun Microsystems
• HP DSPP Partner
• Daimler Financial Services
• Innovation Group PLC UK
• GE
• Software Engineering Institute
• Kaspersky Lab
• SAP
• IBM-Internet Security System
• REAL Consulting
• Intel Solutions Blueprint
• Neptune Software, plc;
• Field Solutions
• McAfee
• Barracuda
• Blue Coat
• Trustwave
• Sybase ISV Partner
• Citrix ISV Partner
• HP ISV Partner
• Sector 7 ISV Partner
• Vertex ISV Partner
• TimeValue ISV Partner
• Microbilt ISV Partner

Daimler Financial Services (“DFS”) Asia Pacific has established an “Application Support Center (ASC)” in Singapore to facilitate the regional companies in NFS related matters. This support center is powered by highly qualified technical and business personnel. ASC NFS in conjunction with our Asia Pacific Region are supporting DFS companies in seven different countries in Asia and this list can increase as other DFS companies from other countries may also opt for NFS.  In July 2008, the Company entered into a Frame Agreement with Daimler Financial Services AG (“DFS”) for the Asia Pacific and Africa region.  This agreement was renewed in October 2010 for an additional 3 year term.  The agreement, which serves as a base line agreement for use of the NFS products by DFS companies and affiliated companies, represents an endorsement of the NFS product line and the capabilities of NetSol to worldwide DFS entities. This continued endorsement has had a tremendous impact on our perspective customers, it has helped our sales and Business Development personnel to market and sell our NFS solution to blue chip customers around the world.  This relationship has resulted in new agreements with DFS and has served as a marketing source which has resulted in agreements with companies such as Toyota and BMW.

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

Marketing and Selling

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2013 and beyond.  The Company is aggressively growing the marketing and sales organizations in its regions.  The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting, software solutions and business process outsourcing.  Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website and, also engineers and oversees central marketing and communications programs for use by each of the business units.

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

The Asian continent including, Australia and New Zealand, from the perspective of marketing, are targeted by the Asia Pacific Region from its Bangkok, Beijing and Lahore facilities.  The marketing for our core offerings in the Americas and Europe is carried out from our San Francisco Bay Area and London Metropolitan area offices.

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

NetSol believes it should give back to the community and employees as much as possible.  Certain of our subsidiaries are located in regions where basic services are not readily available.  Where possible, NetSol acts to not only improve the quality of life of its employees but the standard of living in these regions.  Examples of such programs are:

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

•
Day Care Facility--NetSol’s human resources are its key assets and thus the Company takes numerous steps to ensure the provision of basic comforts to its employees. In Pakistan, the provision of outside pre-school child care is a rarity.  Keeping in view this requirement, a Child Day Care facility has been created in close proximity to the work premises equipped with the necessary essential staff and equipment. Married female employees are offered the opportunity to entrust complete care of their young ones to a trained and experienced staff. Child day care allows female employees to pay unhindered focused attention to work requirements while their child remains safe and comfortable. The premises and environment are neat and clean with all basic needs fulfilled to ensure complete care of the children.

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

Overall, NetSol as a global IT company has over 25% female employees with the biggest concentration in our development facility in Lahore and in the U.S. headquarters. The Company is an equal opportunity employer. Being a successful company with a well respected name in the business community, NetSol encourages its employees to actively participate and contribute to charitable contributions for catastrophic tragedies anywhere in the globe.

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

As of June 30, 2012, we had 854 full-time employees and 3part-time employees; comprised of 657 IT project and technical personnel; and 197 non-IT personnel.  The non-IT personnel include 23 employees in management, 35 employees in sales and marketing, 27 employees in accounting, 18 in customer support, and 94 in general and administration.  None of our employees are subject to a collective bargaining agreement.

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

In the NFS™ business space, the barriers to entry are getting higher. The products are getting more cutting edge while richness in functionality is paramount. Older companies have prolonged the life of their legacy products by creating web-based front ends, while the core of the systems has not been re-engineered.  In the case of NFS™, we compete chiefly against leading suppliers of IT solutions to the financial industry, including names such as White Clarke< Fimasys, International Decision Systems (IDS), Data Scan, CHP Consulting, 3i Infotech, Finnone and Nucleus Software.

In the IT based business services areas, we compete with both smaller local firms and many global IT services providers, including names such as Wipro, InfoSys, Satyam Infoway, HCL and TCS (Tata Consulting).

Our competition is based primarily in high cost locations in the US, UK and other parts of Europe as opposed to NetSol with its facility in Bangkok and Lahore. NetSol is now the only company in the leasing and finance solution space that provides regional solutions in North America, Europe and Asia Pacific.  In addition, it is the only company in this space that is publicly listed and provides an offshore development infrastructure with CMMI level 5 accreditation.

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

Customers

Some of the customers of NetSol include: Mercedes Benz Financial Services (Australia, Japan, New Zealand, Singapore, South Korea, Thailand, Malaysia, Hong Kong, Germany, China, India and Taiwan), Investec Asset Finance; BNP Paribas Lease Group; Aldermore Bank; Singers Healthcare Finance; Scania Finance; Capital One Bank, CNH Capital Australia, Toyota Motors Finance China, Toyota Leasing Thailand, Finlease Commercial Bank Mauritius, CNH Capital Australia, Fiat Automotive Finance China, Dongfeng Nissan Auto Finance China, BMW Financial Services China, BMW Japan, Al Amthal Leasing Saudi Arabia, SANY Corporation China, GAC Sofinco, China, Nissan Motor Acceptance Corp. US, Nissan Australia, BYD China, Kiatnakin Bank Thailand, Minsheng Financial Leasing China, Volkswagen Credit U.S.A; Hyundai Capital, Isuzu Thailand, Key Equipment Financing; Chase Equipment Finance; Bmo Harris Equipment Finance, BTMU Capital, Cisco Capital Finance, BaxterCapital, IBM Global Finance, Bank of Hawaii, First Hawaiian Bank, Ford Motor Credit, Yamaha Motor Credit;  Terex Corporation and, Nissan Renault Finance Mexico.  In addition, NetSol provides offshore development and testing services to The Innovation Group Plc UK and their blue chip global insurance giants like Allstate, Cendent, etc. NetSol-Innovation contributes to about 8.65% of NetSol’s revenues. NetSol is also a strategic business partner for Daimler (which consists of a group of many companies in different countries), which accounts for 19.72% of our revenue. Toyota Motors (which consists of a group of many companies in different countries) accounts for 2.62% of our revenues. Nissan Auto Finance (which consists of a group of many companies in different countries) accounts for 7.31% of our revenues.  However, no single client represents more than 10% of the revenue for the fiscal year ended June 30, 2012.

Global Operations and Geographic Data

The Company divides its operations into two regions Asia Pacific and Americas-Europe.  The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

North America and Europe Region

At NetSol Technologies North America, Inc. (“NTNA”) the operations are led by Imran Haider as COO.  Mr. Haider has been with NetSol for over 10 years with an internationally proven track record in sales, marketing, and project and client relations management. Mr. Haider completed his MBA in 1999, with a focus on marketing and finance, from Lahore University of Management Sciences (LUMS) in Pakistan.  Later he returned to LUMS and augmented his qualification with a certification in IT Management.  He also holds a Master’s Degree in Economics from University of the Punjab, Pakistan.  Mr. Haider is a domain expert in NetSol core business offerings.

Wajih Rehman, as Chief Operating Officer, NetSol Technologies Europe, Ltd (“NTE”) joined NetSol in 2005. Mr. Rehman has over 12 years of experience in delivering large scale global technology programmes, consulting, leading and mentoring large multicultural teams and operations. In addition to his technical qualifications, Mr. Rehman has recently completed his executive MBA from London Business School – rated as the #1 business school in the world by Financial Times 2009, 2010 and 2011 ranking.

Our e-commerce division, Vroozi, Inc. is headed by Shaz Khan and located in our Calabasas, California office.  Mr. Khan joined NetSol in 2008 as part of our acquisition of Ciena Solutions, LLC. He has been developing innovative B2C and B2B e-commerce solutions and technology for start-ups to established software companies for over twelve years with a key focus on search engine and collaboration techniques between buyer and seller.  Mr. Khan directs the Company's strategic direction, business development and marketing and is the visionary behind smartOCI®, a Business to Business (B2B) price comparison shopping engine for goods and services.  Mr. Khan brings a wealth of experience in managing large ERP supply chain projects for a number of Fortune 1000 organizations. Mr. Khan received his B.A. in Computer Science and a B.A. in Economics from the University of California at Berkeley.

Asia Pacific Region

NetSol Technologies, Ltd., a majority owned subsidiary of parent company is located in Lahore, Pakistan and is headed by Salim Ghauri as CEO.  Mr. Ghauri is a co-founder of NetSol Technologies and has been with the Company since 1996.

NetSol Beijing is headed by Mr. Naeem Aftab. He has been with NetSol for over 10 years with MBA from LUMS in Pakistan.

NetSol Thai, is headed by Mr. Asad Ghauri as President of Asia Pacific Region which is run from our Bangkok office. Mr. Ghauri has been with NetSol for almost 10 years and has a B.S in computer science from George Mason University in Virginia.

The Global Sales Division is headed by Mr. Naeem Ghauri as President of Sales from the NetSol Thai offices located in Bangkok. Mr. Ghauri has been with NetSol since 1999 and has over 25 combined years of experience in business and IT. He is also a member of the board of directors of the parent Company.

The Asia Pacific region including Australia/New Zealand, the Middle East, from the perspective of NFS™ marketing, is targeted by NetSol Technologies from the Asia Pacific region offices located in: Beijing China; Bangkok, Thailand; and Lahore, Pakistan.  While Lahore continues to be a mainstay of the Company’s delivery and, research and development, the  Bangkok’s expanded delivery and research and development facility has grown into a vibrant delivery center as well as a back-up to the Lahore facility.  With the continued growth of the Chinese market, our Beijing office continues to expand as both a sales and support facility.  Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential markets.  These offices currently include Adelaide, Australia and Riyadh, Kingdom of Saudi Arabia.

Our Asia Pacific Region accounted for approximately 74.28% of our revenues in 2012 and our Americas-Europe Region accounted for approximately 25.72% of our revenues in 2012.  Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K.  See note 2 of Notes to Consolidated Financial Statements under Item 8.

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

Intellectual Property

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information.   The NetSol logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan.   The NetSol logo and BestShoring® name has been registered with the U.S. Patent and Trademark Office.  The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.  The Company successfully registered the smartOCI® logo and name with the United States Patent and Trademark Office.  In addition, the Company has filed for a patent on the smartOCI® technology with the United States Patent and Trademark Office.

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

ITEM 1A RISK FACTORS

We have yet to remedy the material weaknesses in our internal controls over financial reporting and accordingly in our disclosure controls and procedures.  this failure to remedy these weaknesses may result in a lack of confidence in our financial reporting and negatively affect our stock price and financial viability.

Beginning with our 10-K for the year ending June 30, 2011, our management concluded that our core accounting staff do not have sufficient U.S GAAP experience and training.  This lack of sufficient U.S. GAAP expertise in core accounting staff led to the management’s conclusion that this is a material weakness in our internal controls over financial reporting and, accordingly, in our disclosure controls and procedures.  We have actively sought a U.S. CPA candidate to act as interim or permanent CFO but have yet to identify a candidate that meets the needs and requirements of a multi-national company.  To date we have not identified a suitable candidate with the ability to travel to Pakistan due to geopolitical unrest as a permanent CFO. While our current CFO is seeking to acquire his U.S. CPA credentials, there is no guarantee that he will be awarded the CPA.  While we will continue our efforts to remedy the weakness, there is no guarantee that we will be able to remedy the weakness in the near term.

ITEM 2 - PROPERTIES

Company Facilities

The Company’s corporate headquarter has been located in Calabasas, California since 2003 and currently at 24025 Park Sorrento, Suite 410, Calabasas, CA 91302.  It is located in approximately 7,210 rentable square feet, with a monthly rent of $15,387.00. The lease is a five years and five months lease, expiring in 2017.  The parent company and Vroozi are located in this office.

Other leased properties as of the date of this report are as follows:

Location/Approximate	Square Feet	Purpose/Use	Monthly Rental Expense

Alameda, CA	4,298	Computer & General Office	$7,148

Beijing, China	3,012	General Office	$10,242

Horsham, UK (NetSol Europe)	6,570	Computer and General Office	$9,110

London, UK (VLS)	2,100	Computer & General Office	$4,555

NetSol Connect (Karachi Office)	2,310	General Office	$1,323

NetSol PK (Pindi Office)	2,250	General Office & Guest House	$529

Bangkok, Thailand	3,791	Computer and General Office	$8,140

The Beijing lease is a three year lease that expires in January 2014. The monthly rent is approximately $10,242 (RMB 64,526) per month.  The Bangkok lease is a three year lease expiring November 2013 with monthly rent of $8,140 (THB 244,210). The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until July 1, 2021 for an annual rent of £70,000 (approximately $110,000).  VLS operations are located in London, United Kingdom and are leased until November 5, 2015 for an annual rent of £35,000 (approximately $55,000).  The Alameda lease, where NTNA offices are located, is a three year lease with monthly rent of $7,148 expiring November 2012.  The NetSol Connect Karachi office lease is a one year lease expiring December 2012 and is rented at the rate of $1,323.  The NetSol Pindi office lease is a one year lease that expires in June 2013 and currently is rented at the rate of approximately $529 per month.

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

and is not subject to any mortgages.  In order to cater for future business expansion and taking advantage of depressing real estate market, the company purchased two cottages adjacent to its main building. Total covered area of these cottages is 4,900 sq feet and it cost was approximately $250,000. The management has moved its accounts, finance, internal audit, company secretariat, costing and budgeting, graphics, technical communication & procurement departments into these cottages. Due to the ever growing requirements of resources, the company started construction of its new building which is adjacent to the current one. This new building will have the capacity to house approximately 1,000 additional resources. Construction of the building is in process and is expected to be completed during the coming fiscal year.

ITEM 3 - LEGAL PROCEEDINGS

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

(a) MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of NetSol Technologies, Inc. is listed and traded on NASDAQ Capital Market under the ticker symbol "NTWK".

The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the NASDAQ for each quarter during the last two fiscal years.  Stock prices have been adjusted to reflect the Company’s 1 for 10 reverse stock split on August 13, 2012.

	2011-2012		2010-2011
Fiscal
Quarter	High	Low	High	Low

1st (ended September 30)	17.80	5.60	16.90	7.10
2nd (ended December 31)	6.90	3.50	21.10	13.00
3rd (ended March 31)	9.50	3.60	23.39	15.60
4th (ended June 30)	6.10	3.70	19.40	12.80

Common stock of NetSol Technologies, Inc. is also listed and traded on the NasdaqDubai Market under the ticker symbol “NTWK” since June 16, 2008.

RECORD HOLDERS - As of August 31, 2012, the number of holders of record of the Company's common stock was 224. As of August 31, 2012, there were 7,572,088 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	1,065,151(1)	$16.5(2)	156,601(3)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	1,065,151	$16.5	156,601

(1)
Consists of 76,000 under the 2002 Incentive and Nonstatutory Stock Option Plan; 34,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 276,268 under the 2004 Incentive and Nonstatutory Stock Option Plan; 287,164 under the 2005 Incentive and Nonstatutory Stock Option Plan; and 130,000 under the 2011 Incentive and Nonstatutory Stock Option Plan.

(2)	The weighted average of the options is $19.73.
(3)	Represents 156,601 available for issuance under the 2011 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

In May and June of 2012, the Company’s employees exercised options to acquire 194,261 shares of common stock in exchange for a total exercise price of $98,448.84.  The shares were all part of the Company’s Stock Option plans which have been previously registered under Regulation S-8 of the Securities Act of 1933, as amended.

In May 2012, the Company issued 24,000 shares of common stock as part of a consulting agreement.  The Shares were issued in reliance on exemption from registration available under rule 4(6) of the Securities Act of 1933, as amended.

In April 2012, the Company issued 37,500 shares of common stock as part of compensation to the Company’s employees. The shares were issued in reliance on an exemption from registration available under rule 4(6) of the Securities Act, 1933, as amended.

ITEM 6 – SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The consolidated statements of income data for the years ended June 30, 2011, and 2012 and the consolidated balance sheet data at June 30, 2011, and 2012 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended June 30, 2008, 2009 and 2010 and the consolidated balance sheet data at June 30, 2008, 2009, and 2010, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended June 30,
	2008	2009	2010	2011	2012

Consolidated Statements of Income Data:
Revenues	$36,642,175	$26,448,177	$36,779,897	$36,547,574	$39,775,524
Income (loss) from operations	7,209,219	(6,483,169)	9,727,709	10,164,818	7,264,582
Net income	4,813,683	(8,181,448)	1,394,120	5,728,088	2,446,545

Net income (loss) per share of common stock
Basic	$2.00	$(3.04)	$0.40	$1.18	$0.39
Diluted	$1.92	$(2.99)	$0.37	$1.16	$0.39

	As of June 30,
	2008	2009	2010	2011	2012

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$6,275,238	$4,403,762	$4,075,546	$4,172,802	$7,599,607
Total assets	63,776,694	62,769,026	72,136,180	85,646,379	91,347,214
Total long-term liabilities	743,915	8,014,241	5,865,648	720,356	2,748,012
Total stockholders’ equity	49,345,835	37,361,069	45,803,224	64,911,174	74,994,692

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2012.  It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

 A few of NetSol’s major successes achieved in 2011-2012 were:

•	NetSol Technologies Pakistan signed multi-million dollar agreements to implement NFS™ solution, for a major European Bank in China and, an automobile manufacturer in Thailand.
•	NetSol Technologies (Beijing) Co. Limited signed an agreement to license and implement NFS™ solution with Chongqing Auto Finance Co., Ltd.
•	NTPK Thailand signed a consultancy and services agreement for a premier auto manufacturer in Thailand.
•	First NextGen – NFS™ went live with Thailand’s Kiatnakin, a leading Bank, and a leading provider of financial services to commercial and corporate sectors in Thailand.
•
NTPK Thailand and NEC India signed a partnership agreement to jointly develop and support business in the asset finance and leasing industry in India, as well as other markets in the Asia Pacific region.

•
NetSol Technologies and ABeam Consulting Ltd. entered into a strategic partnership agreement to jointly develop and support business in the asset finance and leasing industry in Japan, as well as cooperating in other key markets to serve Japanese corporations operating throughout the Asia Pacific region.

•	Atheeb NetSol, the Saudi Arabia joint venture of NetSol Technologies, Inc., signed four new agreements in the areas of cyber security, application development and consulting.
•	NTNA signed an enhancement project for an auto finance captive subsidiary of a leading auto manufacturer.
•	Vroozi, Inc. signed a large SRM 7.0 project implementation with long term care service provider in the United States.
•	Vroozi, Inc. developed a ‘Big Data’ loader for the smartOCI® Catalog Manager which allows large supplier catalog files to be loaded via a secure web connection.
•
Vroozi, Inc., has signed an agreement with a top U.S. media company to implement a full B2B e-commerce search engine suite, including the smartOCI® Search Engine, Catalog Manager and Supplier Marketplace.

•	A leading U.S. chipmaker has signed an agreement to implement smartOCI® search engine in its SAP e-Procurement environment.
•	NTE jointly acquired United Kingdom-based Virtual Lease Services, Ltd. (“VLS”), together with Investec Asset Finance Plc.
•	Signed a multi-million dollar agreement to implement the NFS™ solution, including its retail platforms, to a European Automobile manufacturer for its Malaysian operations.
•	Won a major contract in the area of ‘Information Security’ with a leading Telecom in Pakistan.

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals; (c) make progress in the North American markets and, (d) continue to streamline sales and marketing efforts in every market we operate. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive 3-5 year growth strategy aimed at increasing competitiveness and financial strength.

This plan is designed to:

•	Achieve 15-25% annual revenue growth for the next 5 years
•	Achieve 60-65% gross margins in 2013 and average 70% for next three years.
•	Result in enhanced organic growth
•	Build a strong new ecommerce vertical under Vroozi platform
•	Continue to enhance delivery and service capabilities in China, Thailand, USA and UK.
•	Strengthen NetSol brand and market shares in APAC markets
•	Consistently hire the best available talent to develop the next line of managers for our growing demand

The plan contemplates the following enhanced activities and initiatives will accomplish these goals:

o	Continued expansion in the Chinese market which offers ever growing new opportunities in the auto, banking and lending sectors for NFS™.

o
NetSol is positioning China to become a dominant market for lending enterprise solutions for captive multinationals and local Chinese companies, including equipment finance, big ticket leasing markets and the banking industry. In the lease and finance domain NetSol can claim the de facto leadership position in the rapidly growing Chinese market.

o
Further augmentation of NTPK Thailand. The office space in Bangkok has been enhanced with new hires of local and international staff to address and support a very rapidly growing market. The pipeline of new customers is growing from the markets in Japan, South Korea, Australia, India and other regional markets. These markets will be serviced and supported from the Thailand office with strong sales and client support team. The Bangkok facility is intended to become an alternate delivery and implementation center for global customers and partners in Asia Pacific.

o
The new and fast growing manifestations of e-commerce, such as cloud computing, are being utilized by some of our offerings and will be further explored by us for other offerings. Our e-commerce division’s smartOCI® has been demonstrated and presented to major fortune 500 companies in the US as an on-demand, catalogue content management system. The demand of e-procurement search engine seems robust and attractive. Continued new license sales activities are in the pipeline for Vroozi, Inc. Presently smartOCI® is the main asset in this entity while we explore other channels of growth in e-commerce and search engine space. There has been a surge of interest amongst fortune 500 corporations for demos and workshops for smartOCI® in recent months. To date, ten new US based major corporations have been signed up for smartOCI®.

o
Europe continues to experience a severe recession coupled with regional debt crises.  NetSol Europe’s operations have maintained modest growth in sales while the Company has further rationalized overall operating overheads.    Despite the sluggish economy in Europe, our relationship with existing clientele is very strong and we expect to generate new revenues from these customers in this fiscal year. The integration of VLS in conjunction with Investec Bank as a JV partner should bolster growth in services sectors complementing core solutions and augmenting overall market share in the UK.

o
The market of the Kingdom of Saudi Arabia is robust, rich and well capitalized, offering vast opportunities for NetSol through our joint venture. Recently, there have been a few new local IT contracts awarded but our vision is based on long term and high value projects in the defense, public, infrastructure and multinational auto captive markets. In order to be equal partners with a major conglomerate, Atheeb Group, a $2 billion group in revenue, we need to have the serious financial wherewithal and resources to bid on major projects exceeding $100 million each in value. Currently, the joint venture has 10 employees based in Riyadh with direct delivery and implementation support from NetSol PK. Recently ANSCL has signed four new contracts both in defense and private sector to provide IT services and consulting in the key areas that are valued to over $2.0MN. This is just a beginning as we see very exciting new developments as we close new contracts.

o
Our NFS™ suite of products is currently undergoing a major initiative towards developing the next generation of solutions. The Company believes that this would change the landscape for NetSol and increase both demand and the market. We are in the middle of developing a comprehensive sales and marketing plan requiring new personnel, markets and investment. However, the demand for current NFS has been very robust with some global clients and many new fortune 500 captive finance companies in China, Thailand and Japan.

o
In order to maximize the market and product potential of our SAP and Ecommerce line, highlighted by our smartOCI® product, we spun this line off into its own operational entity.  We believe this will better enhance product and market development by providing a dedicated management and fulfillment staff.

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

Funding and Investor Relations:

The fundamental challenge constantly facing the management is to achieve sustainable growth with a healthy balance sheet, without too much dilution. In light of global opportunities for organic growth and through alliances and mergers and acquisitions, the Company raised cash through a public offering of shares of common stock in 2012.  We are using this cash infusion to support sales and marketing, Vroozi, infrastructure, and operations and capital investment in the newly formed Chinese subsidiary, NetSol Beijing.  Going forward any new capital raise would depend on new opportunities to accelerate growth organically and/or through M&A.

We are using proceeds from the last offering of shares to the public on:

•	Expansion in China, Thailand and other emerging markets.

•	Expanding the North American operation to roll out NetSol new generation solutions and enter Cloud Computing Solutions including building Vroozi.

•	Build Vroozi as a winning name in the E-Commerce space.

•	Support larger IT related public and defense sectors projects in the Kingdom of Saudi Arabia with our joint venture partner.

•	Capital Expenditures for our next generation products, technology and infrastructure.

•	Hiring and training of programmers, engineers, sales and marketing to create a bigger bench for technical team to cater to bigger volume new contracts.

Investor Relations efforts will include:

•	Working to grow our institutional investor base.

•	Sharing the NetSol story with sell side analysts, funds, portfolio managers and the financial media.

•	Aggressively positioning NetSol in front of major investors’ conferences and road shows to be organized by our IR consultants and investment bankers.

•	Utilizing US mainstream media to highlight NetSol’s image and ‘niche’ business offering.

•	Founding management continued investment in the Company in the open market reaffirming their commitment to the potential and the future of the Company.

Improving the Bottom Line:

Management believes that these measures will improve the bottom line on an ongoing basis:

•	Improve pricing, sales volume and fee structures.

•	Continue consolidation and reevaluating operating margins as ongoing activities.

•	Streamline further cost of goods sold to improve gross margins to historical levels over 60%, as sales ramp up.

•	Generate higher revenues per employee, enhance productivity and lower cost per employee.

•	Optimize the utilization of NetSol’s best talent and resources, infrastructure, processes and disciplines to maximize the bottom-line and fully leverage the cost arbitrage.

•	Grow process automation and leverage the best practices of CMMI level 5. Global delivery concept and integration will further improve both gross and net margins.

•	Cost efficient management of every operation and continue further consolidation to improve bottom line.

•	Create more visibility and predictability by implementing SaaS model in mature markets. Retire Debt to reduce the interest cost significantly and to make every effort to avoid any one time charges.

Management continues to be focused on scaling up its delivery capability and has achieved key milestones in that respect.  Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes.  CMMI level companies are reassessed every three years by independent consultants under the standards of the Carnegie Mellon University to maintain its CMMI Level 5 quality certification.  As required, NetSol was reassessed in 2010 and was successfully recertified as CMMI Level 5.  We believe that the CMMI standards are a key reason in NetSol’s demand surge worldwide. We remain convinced that this trend will continue for all NetSol offerings promoting further beneficial alliances and increasing the number and quality of our global customers.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	The global economic uncertainty and consolidations have opened doors for low cost solution providers such as NetSol. The BestShoring® model of NetSol is a catalyst in today’s environment.

•	Global economic pressures and the recession have shifted users of IT processes and technology to utilize both offshore and onshore solutions providers, to control costs and improve ROIs.

•
Serious interest in NetSol’s next generation solution has been expressed by a few global companies.  Demos and workshops with key global clients and partners of have been very well received. Hence, the new generation solution, while not completely ready, is gaining momentum.

•	First successful implementation of NextGen – NFS™ solution with a Thai bank is a very positive indicator for new deals.

•	China has become the world’s second largest economy, continuing to grow by over 8% a year while growth in other industrial nations has declined or grown only marginally.

•	China’s automobile and banking sectors have been unaffected by the global meltdown and their recent automobile sales statistics have outperformed all other economies.

•	Growing interest in Japan for IT services and NFS applications within banking, equipment finance and general leasing industries.

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

•
The Kingdom of Saudi Arabia is investing billions in healthcare, education, defense, cyberspace securities, IT, infrastructure and many other new sectors. This makes it one of the most promising markets for the Atheeb NetSol joint venture.

•	The dependency of our blue chip clients on NetSol solutions has further deepened; creating new enhancements, new modules, and services orders in the US.

•	Improved outlook and earnings of bellwether technology companies in USA, reflecting the turnaround of this sector after recession.

•
Global opportunities requiring NetSol to diversify its delivery capabilities to Bangkok and such other new emerging economies that offer geopolitical stability and low cost IT resources, thereby reducing dependency upon the Lahore technology campus.

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

Negative trends:

•	Geopolitical unrest due to extremism in the regions of Pakistan and Afghanistan.

•	Continued strains in US-Pakistan relations.

•	The emergence of many smaller players offering IT solutions in China has resulted in greater price competition.

•	The fear of renewed recession in the US and a continued sluggish European market, could adversely affect our business in North America and Europe.

•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems, squeezing IT budgets and extending decision making cycles.

•	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

•	Anticipated worsening US deficit and a rise in inflation in coming years would put further stress on consumers and business spending.

•	Volatility in oil prices, Euro zone in European markets and uncertainty overall in global economies could deter the growth and GDP in the US.

•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

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

The source of the Company’s goodwill relates to the acquisition of three companies namely NetSol PK Tech, CQ Systems, UK, VLS, UK and McCue Systems, USA. NetSol PK Tech operates in the Asia Pacific region; CQ Systems (currently NetSol Technologies Europe Limited) and VLS both operate in Europe; and McCue Systems (currently NetSol Technologies North America, Inc.) operates in the North American region. All these geographies are considered as different reporting units (segments). Goodwill arising from the acquisition of these companies has been allocated to their respective geographical segments to which they relate. While identifying reporting units/ segments, the Company takes into consideration the reports reviewed by the CEO (chief operating decision maker). As our financial reports are analyzed on this regional basis, we have defined this as segment reporting for purposes of goodwill impairment testing. Reporting unit detail of goodwill as of June 30, 2012 and 2011 is given below:

	As of June 30,	As of June 30,
	2012	2011
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,471,813
USA	4,664,100	4,664,100

Total	$9,653,330	$9,439,285

There was no impairment of goodwill for the years ended June 30, 2012 and 2011. A number of factors are taken into consideration while calculating the fair value of the reporting units. These factors include the projected after tax earnings of the reporting unit, industry price earnings ratio and a reasonable discount rate to arrive at the actual fair value of the reporting unit.

As the fair value of all reporting units substantially exceeded the carrying values, no impairment was identified in the consolidated financial statements. The following table sets forth the percentage by which the fair value exceeds the carrying value for all reporting units as on June 30, 2012:

Reporting Units	Percentage by which fair value exceeds carrying value
Asia Pacific	7,138.84%
Europe	221.77%
North America	148.8%

CASH RESOURCES

We were successful in maintaining our cash position by the end of our fiscal year, June 30, 2012 with $7.6 million in cash worldwide. In addition, $6.47 million was injected by the exercise of options and sale of equity during the fiscal year.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2012 COMPARED TO THE YEAR ENDED JUNE 30, 2011

Net revenues for the year ended June 30, 2012 were $39,775,524 as compared to $36,547,573 for the year ended June 30, 2011.   Net revenues are broken out among the subsidiaries as follows:

	2012		2011
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	3,257,059	8.19%	4,223,863	11.56%
Vroozi	1,295,114	3.26%	-	0.00%
	4,552,173	11.44%	4,223,863	11.56%

Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	4,395,364	11.05%	7,158,145	19.59%
VLS	1,276,838	3.21%	-	0.00%
HAFL	4,190	0.01%	-	0.00%
	5,676,392	14.27%	7,158,145	19.59%
Asia-Pacific:
Netsol Tech (PK)	22,679,948	57.02%	19,432,469	53.17%
Netsol-Innovation	3,444,916	8.66%	2,864,942	7.84%
Netsol Connect	636,849	1.60%	612,789	1.68%
Netsol-Abraxas Australia	390,819	0.98%	44,540	0.12%
Netsol-Thailand	1,084,285	2.73%	2,210,827	6.05%
NetSol Beijing	1,310,142	3.29%	-	0.00%

	29,546,959	74.28%	25,165,567	68.86%

Total	$39,775,524	100.00%	$36,547,574	100.00%

Until Vroozi was incorporated as a new entity in the middle of the fiscal year 2012, the Vroozi revenue was recorded as a division of NTNA through the third quarter of the fiscal year 2012.

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2012 and 2011 as a percentage of revenues.

	For the Year
	Ended June 30,

	2012		2011
Net Revenues:
License fees	$13,369,701	33.61%	$11,284,472	30.88%
Maintenance fees	7,866,930	19.78%	7,488,388	20.49%
Services	18,538,893	46.61%	17,774,714	48.63%
Total net revenues	39,775,524	100.00%	36,547,574	100.00%

Cost of revenues:
Salaries and consultants	10,236,109	25.73%	8,716,495	23.85%
Travel	1,273,259	3.20%	1,044,766	2.86%
Repairs and maintenance	373,359	0.94%	307,115	0.84%
Insurance	145,351	0.37%	126,584	0.35%
Depreciation and amortization	3,528,229	8.87%	3,108,286	8.50%
Other	2,721,716	6.84%	1,500,880	4.11%
Total cost of revenues	18,278,023	45.95%	14,804,126	40.51%
Gross profit	21,497,501	54.05%	21,743,448	59.49%
Operating expenses:
Selling and marketing	3,130,379	7.87%	3,016,402	8.25%
Depreciation and amortization	1,113,758	2.80%	1,180,226	3.23%
Bad debt expense	124,291	0.31%	367,064	1.00%
Salaries and wages	4,191,593	10.54%	3,347,896	9.16%
Professional services, including non-cash compensation	993,058	2.50%	806,212	2.21%
Lease abandonment charges	-	0.00%	(858,969)	-2.35%
General and adminstrative	4,679,840	11.77%	3,719,796	10.18%
Total operating expenses	14,232,919	35.78%	11,578,627	31.68%

Income from operations	7,264,582	18.26%	10,164,821	27.81%
Other income and (expenses)
Gain (loss) on sale of assets	(18,979)	-0.05%	(21,461)	-0.06%
Interest expense	(823,684)	-2.07%	(863,707)	-2.36%
Interest income	82,039	0.21%	154,856	0.42%
Gain on foreign currency exchange transactions	404,708	1.02%	1,115,647	3.05%
Share of net loss from equity investment	(300,000)	-0.75%	(220,506)	-0.60%
Beneficial conversion feature	(179,576)	-0.45%	(453,989)	-1.24%
Other (expense)	275,565	0.69%	(52,149)	-0.14%
Total other income (expenses)	(559,927)	-1.41%	(341,309)	-0.93%
Net income before income taxes	6,704,655	16.86%	9,823,512	26.88%
Income taxes	(55,384)	-0.14%	(120,542)	-0.33%
Net income after tax	6,649,271	16.72%	9,702,970	26.55%
Non-controlling interest	(4,202,726)	-10.57%	(3,974,882)	-10.88%
Net income attibutable to NetSol	2,446,545	6.15%	5,728,088	15.67%

The Company has maintained its estimated revenue projections despite severe global economic challenges. Total consolidated net revenue for fiscal year 2012, increased 8.83% from $36,547,574 in fiscal year 2011, to $39,775,524, in fiscal year 2012. This increase included a 5.06% growth in maintenance fee revenue, from $7,488,388 to $7,866,930 and a 4.3% growth in service revenue from $17,774,714 to $18,538,893, including consulting and implementation services. The increase in consolidated net revenue is mainly attributed to approximately a 18.48% rise in license revenue from $11,284,472 in 2011 to $13,369,701 in 2012. This increase in license revenue shows confidence of the customers in our flagship product NetSol Financial Suite.

The Company is well-positioned for revenue growth and has invested heavily in the development of its next generation product, which is expected to be completed during the calendar year 2013. Globally, our target customers are still using old systems for maintaining their lease and finance portfolios and are now planning to replace their legacy systems. NetSol, being a trusted name in this field, is in a good position to tap new business from these companies. The completion of this next generation software will provide the Company the capability to enter into a much larger market. We note that this product-conversion may negatively impact our license fee revenue until which point the new product gains traction in the marketplace.

The gross profit was $21,497,501 for year ended June 30, 2012, as compared with $21,743,448 for the same period of the previous year.  This is a slight decrease of 1.13%.  The gross profit percentage was 54.05% for the current fiscal year and 59.49% in the prior year.   The cost of sales was $18,278,023 in the current year compared to $14,804,126 in the prior year. The increase in cost of sales is mainly due to increase in salaries of the technical staff, increased travel to implement the software at client sides, increase in depreciation and amortization expense and some inflationary factors affecting global economy.

Operating expenses were $14,232,919 for the year ended June 30, 2012, as compared to, $11,578,628 for the year ended June 30, 2011, an increase of 22.92% from the prior year.  The increase is mainly attributable to reversal of lease abandonment charges upon final settlement with the lessor last year increase in salaries and wages as well as in general and administrative expenses. Depreciation and amortization expense amounted to $1,113,758 and $1,180,226 for the year ended June 30, 2012 and 2011, respectively.  Combined salaries and wage costs were $4,191,593 and $3,347,896 for the comparable periods, respectively, or an increase of $843,697 from the corresponding period last year. One of the main reasons for this increase is the acquisition of another subsidiary which salaries are consolidated for the first time. General and administrative expenses were $4,679,840 and $3,719,796 for the years ended June 30, 2012 and 2011, respectively, an increase of $960,044 or 25.81%. As a percentage of sales, these expenses were 11.75% in the current year compared to 10.18% in the prior year. The increase in cost is also attributable to the first time consolidation of the new subsidiary acquired in UK.

Selling and marketing expenses slightly increased to $3,130,379 for the year ended June 30, 2012 as compared to $3,016,402 for the year ended June 30, 2011.  As a percentage of sales, these expenses were 7.86% in the current year compared to 8.25% in the prior year.  The Company provided for certain doubtful debts of $124,291 and $367,064, during the years ended June 30, 2012 and 2011, respectively.

Income from operations in fiscal year 2011 was $7,264,582 as compared to $10,164,821 in fiscal year 2011. As a percentage of sales, net income from operations was 18.26% in the current year as compared to 27.81% in the prior period.

Net income in fiscal year 2012 was $2,446,545 as compared to $5,728,088 in fiscal year 2011.    The current fiscal year amount includes a net reduction for the minority interest in earnings of $4,202,726 compared to a reduction of $3,974,882 in the prior year for the 49.9% minority interest in NetSol Innovation, the 39.48% minority interest in NetSol PK and the 49% minority interest in VLS. The net earnings per share, basic and diluted, were $0.39 in 2012 as compared to $1.18 and $1.16 in 2011.

The net EBITDA income was $7,885,561 as compared to $10,845,992 after amortization and depreciation charges of $4,641,987 and $4,288,512, income taxes of $55,384 and $120,542, interest expense of $823,684 and $863,707 and interest income of $82,039 and $154,856 respectively.  The EBITDA income per share, basic & diluted was 1.27 and $1.26 as compared to $2.23 and $2.19 in the year ago period. Although the net EBITDA income is a non-GAAP measure of income, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Quarterly Results of Operations for the quarter ended June 30, 2012 and June 30, 2011

Net revenues for the quarter ended June 30, 2012 and 2011 are broken out among the subsidiaries as follows:

	2012		2011
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	813,698	5.68%	1,045,137	15.16%
Vroozi	442,906	3.09%	-	0.00%
	1,256,604	8.77%	1,045,137	15.16%

Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	933,307	6.51%	874,025	12.68%
VLS	371,247	2.59%	-	0.00%
HAFL	1,157	0.01%	-	0.00%
	1,305,711	9.11%	874,025	12.68%
Asia-Pacific:
Netsol Tech (PK)	9,864,308	68.84%	3,700,178	53.69%
Netsol-Innovation	934,733	6.52%	757,304	10.99%
Netsol Connect	167,617	1.17%	142,385	2.07%
Netsol-Abraxas Australia	95,644	0.67%	19,978	0.29%
Netsol-Thailand	398,068	2.78%	352,800	5.12%
NetSol Beijing	307,531	2.15%	-	0.00%

	11,767,901	82.12%	4,972,645	72.15%

Total	$14,330,216	100.00%	$6,891,807	100.00%

The following table presents our unaudited quarterly results of operations for the quarters ended June 30, 2012 and 2011.  You should read the following table together with the consolidated financial statements and related notes contained elsewhere in this report.  We have prepared the unaudited information on the same basis as our audited consolidated financial statements.  This table includes normal recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results for the quarters presented.  Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	For the Three Months
	Ended June 30,
	2012	%	2011	%
Net Revenues:
License fees	$7,277,498	50.78%	$1,025,446	14.88%
Maintenance fees	1,883,857	13.15%	1,898,641	27.55%
Services	5,168,861	36.07%	3,967,720	57.57%
Total net revenues	14,330,216	100.00%	6,891,807	100.00%

Cost of revenues:
Salaries and consultants	2,823,178	19.70%	2,153,809	31.25%
Travel	360,839	2.52%	336,685	4.89%
Repairs and maintenance	92,574	0.65%	99,530	1.44%
Insurance	38,032	0.27%	31,581	0.46%
Depreciation and amortization	1,095,968	7.65%	958,011	13.90%
Other	965,087	6.73%	496,190	7.20%
Total cost of revenues	5,375,678	37.51%	4,075,807	59.14%
Gross profit	8,954,538	62.49%	2,816,000	40.86%
Operating expenses:
Selling and marketing	859,813	6.00%	968,677	14.06%
Depreciation and amortization	229,877	1.60%	332,058	4.82%
Bad debt expense	124,291	0.87%	112,068	1.63%
Salaries and wages	1,133,503	7.91%	734,269	10.65%
Professional services, including non-cash compensation	431,304	3.01%	350,841	5.09%
Lease abandonment charges		0.00%		0.00%
General and adminstrative	1,465,410	10.23%	882,578	12.81%
Total operating expenses	4,244,198	29.62%	3,380,490	49.05%

Income from operations	4,710,340	32.87%	(564,490)	-8.19%
Other income and (expenses)
Gain (loss) on sale of assets	(15,039)	-0.10%	(8,159)	-0.12%
Interest expense	(236,548)	-1.65%	(107,927)	-1.57%
Interest income	15,298	0.11%	11,587	0.17%
Gain on foreign currency exchange transactions	(55,609)	-0.39%	217,880	3.16%
Share of net loss from equity investment	(59,446)	-0.41%	-	0.00%
Beneficial conversion feature	(52,664)	-0.37%	(52,970)	-0.77%
Other (expense)	152,894	1.07%	10,257	0.15%
Total other income (expenses)	(251,114)	-1.75%	70,668	1.03%
Net income before income taxes	4,459,226	31.12%	(493,822)	-7.17%
Income taxes	9,076	0.06%	(95,083)	-1.38%
Net income after tax	4,468,302	31.18%	(588,905)	-8.55%
Non-controlling interest	(2,566,844)	-17.91%	(504,154)	-7.32%
Net income attibutable to NetSol	1,901,458	13.27%	(1,093,059)	-15.86%

Liquidity and Capital Resources

We note that the Company's cash position was $7,599,607 at June 30, 2012 compared to $4,172,802 at June 30, 2011.   Further, we note that the Company’s current assets, as of June 30, 2012, totaled $36,278,106 and were 39.68% of total assets, an increase of 4.88% from $34,590,438, or 40.39% of total assets as of June 30, 2011.  As of June 30, 2012, the Company's working capital (current assets less current liabilities) totaled $22,673,556 compared to $14,575,589 as of June 30, 2011, an increase of $8,097,967. As of June 30, 2012, the Company had $13,757,637 million in accounts receivable and $12,131,329 million in revenues in excess of billings.  Net cash provided by operating activities amounted to $8,112,715 for the year ended June 30, 2012, as compared to $13,922,191 for the year ended June 30, 2011.

The decrease is mainly due to a decrease in accounts receivable and net profits of the company, accounts receivable.  The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. Payments are usually received within the due dates. The average days sales outstanding for the year ended June 30, 2012, were 127 days as compared with 150 days in fiscal year 2011.

We note that net cash used in investing activities amounted to $11,407,346 for the year ended June 30, 2012, as compared to $17,795,596 for the year ended June 30, 2011. The difference is primarily a result of the less capitalization of intangible assets and decrease in purchases of fixed assets. Please note that the Company had purchases of property and equipment of $4,912,322 compared to $9,085,148 for the comparable period last fiscal year.

We note that net cash provided by financing activities amounted to $9,091,751 and $4,266,782 for years ended June 30, 2012, and 2011, respectively.  The current fiscal year included the cash inflow of $5,743,300 from the sale of common stock and $728,500 from the exercising of stock options and warrants, compared to $4,099,250 and $1,615,050 in the prior year, respectively.  As of June 30, 2012 the convertible notes payable, net of the associated beneficial conversion feature amounted to $3,745,457 out of which 75% could be payable in fiscal 2013 at the option of lender.

In the current fiscal year, the Company had $4,250,308 in proceeds from bank loans, and net capital leases payments of $8,089,139 as compared to $2,969,146 in proceeds from bank loans, and net capital leases payments of $3,118,344 in the comparable period last year.  The Company operates in a range of geographical regions of the world through its various subsidiaries. These subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. The Company and all of its subsidiaries are in compliance with our financial covenant arrangements. The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 162,500,000 or approximately $1,719,577 which is secured by way of first charge of Rs. 580 million of land, building, and equipment of the Company. The Company has used only Rs. 100 million ($1,058,201 approximately) of this facility as on June 30, 2012 and the balance of Rs. 62.5 million is available depending upon the financial requirements of the Company.

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

Financial Covenants

Our UK based subsidiary, NetSol Technologies Europe Limited (NTE) has an approved overdraft facility of £200,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 for the acquisition VLS. This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost.  The Pakistani subsidiary, NetSol Technologies Limited (NTPK) has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 362.5 million ($3,835,979) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Since majority of the operations of the company are based in the Asia Pacific region where Pak Rupee is continuously losing its value against the US Dollar and we don’t have any imports, therefore, we believe it is counter-productive to hedge this exposure. Devaluation of Pak rupee results in foreign exchange gain to the company.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, Yuan, Baht and Pak Rupee. Our foreign subsidiaries conduct their businesses in local currency. Since majority of the operations of the company are based in the Asia Pacific region where Pak Rupee is continuously losing its value against the US Dollar and we don’t have any imports, therefore, we believe it is counter-productive to hedge this exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements that constitute Item 8 are included at the end of this report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Except as noted in Item 9A, Kabani & Company, Inc.’s report on NetSol’s financial statements for the fiscal years ended June 30, 2012 and June 30, 2011, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

Also except as noted in Item 9A below, In connection with the audit of NetSol's financial statements for the fiscal years ended June 30, 2012 and June 30, 2011 there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2012. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2012, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its core accounting staff do not have necessary technical accounting knowledge and training relating to accounting for complex U.S. GAAP matters.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2012.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management is committed to remediating the material weakness as quickly as possible and we will continue to encourage our current accounting staff to both further their continuing education and to sit for the Certified Public Accountant exam in the United States. Company is also focusing to hire additional accounting staff with necessary experience and training with respect to US GAAP.

Kabani & Company, Inc., our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2012, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

ITEM 9B.                                OTHER INFORMATION

None.

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2012, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Executive Officers

Mr. Salim Ghauri is CEO of NetSol Technologies Limited, a subsidiary of the Company located in Lahore, Pakistan.  Mr. Naeem Ghauri is head of Global Sales and CEO of NetSol Technologies Europe, Ltd., the Company’s wholly owned UK subsidiary and Vroozi, Inc., a wholly owned subsidiary.  In prior years, these individuals held titles at the Company level.  A discussion of their compensation was included in the 10-K for the 2010-2011 fiscal year and in the Company’s proxy statement for the meeting held in August 2012.  As Mr. Naeem Ghauri continues to act as a director, and as both individuals have family relationships with the CEO and Chairman of the Company, compensation packages shall continue to be reviewed and approved by the Company’s Compensation Committee.

Board of Directors

At the 2012 Annual Shareholders Meeting, the Company’s current five member board stood for election.  The members were elected and, according to the bylaws of the company shall retain their position as directors until the next meeting.  The board of directors is made up of:   Mr. Najeeb U. Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki and Mr. Mark Caton.

Committees

The Audit committee is made up of Mr. Burki as Chairman, Mr. Caton and Mr. Beckert as members.  The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert and Mr. Burki as its members.  The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki and Mr. Caton.

The table below provides the membership for each of the committees during Fiscal Year 2012.

Nominating
and Corporate
	Audit		Compensation		Governance
Director	Committee		Committee		Committee

Najeeb Ghauri
Naeem Ghauri
Salim Ghauri*
Shahid J. Burki (I)	X	(C)	X		X
Eugen Beckert (I)	X		X		X	(C)
Mark Caton (I)	X		X	(C)	X
Alex Shakow (I)*	X		X		X

(I)	Denotes an independent director.
(C) *
Denotes the Chairperson of the committee.
The Company determined to change the number of current directors from 7 to 5 members.  Mr. Salim Ghauri and Mr. Alex Shakow did not stand for re-election.  The board continues to consist of a majority of independent members.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	58	Chief Executive Officer, Chairman and Director	Brother to Naeem Ghauri
Boo-Ali Siddiqui	2009	38	Chief Financial Officer	None
Patti L. W. McGlasson	2004	47	Secretary, General Counsel	None
Naeem Ghauri	1999	55	Director	Brother to Najeeb Ghauri
Shahid Javed Burki	2000	72	Director	None
Eugen Beckert	2001	66	Director	None
Mark Caton	2002	61	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol.  He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer since October 2006. Mr. Ghauri is the founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the NASDAQ Dubai exchange in 2008.   Mr. Ghauri served as the Company's Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005.  As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company's overall growth and expansion plan.   Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1981.   Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008 and 2009.  The Nominating Committee determined that Mr. Ghauri’s long term experience with the Company and his direct experience with capital markets and investment community make him qualified to serve on our Board of Directors. Mr. Ghauri is a director of DNA Health Corporation, a start-up health care business.

BOO-ALI SIDDIQUI  has served as NetSol's Chief Financial Officer since April 2009.  He also serves as the Chief Financial Officer and Company Secretary of NetSol Technologies Ltd. managing the finances of all companies in the Asia group since 2005. Prior to joining NetSol, he served as Deputy Registrar of Companies for the Securities & Exchange Commission of Pakistan (SECP) and as Senior Manager, Audit and Tax, for Ehtisham & Co., Chartered Accountants. Mr. Siddiqui holds a Bachelor of Commerce from Hailey College of Commerce, Lahore, University of The Punjab, Pakistan, is a Fellow Member of the Institute of Chartered Accountants of Pakistan (FCA), the Institute of Chartered Secretaries & Managers (FICS) and the Pakistan Institute of Public Finance Accountants (FPFA). He is also member of the Institute for Internal Controls USA and the Institute of Forensic Accountants of Pakistan. He completed his four years articleship from Ford Rhodes Sidat Hyder & Company a renowned accounting firm in Pakistan representing Ernest Young International.

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

NAEEM GHAURI has been a Director of the Company since 1999 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri serves as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. He is also the director of the Global Sales group. While instrumental in numerous transactions, his most significant contribution to the revenue of the Company was his role in closing the TiG NetSol Joint Venture in 2005.  Prior to joining the Company, Mr. Ghauri was Project Director for Mercedes-Benz Finance Ltd., from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries. Mr. Ghauri earned his degree in Computer Science from Brighton University, England.   Mr. Ghauri serves on the board of NetSol Technologies Europe, Ltd., a subsidiary of the Company.  The Nominating Committee determined that Mr. Ghauri’s experience in auto finance, a significant portion of our revenues, and his experience in developing new business opportunities and relationships for the Company make him qualified to serve on our Board of Directors.

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

MARK CATON joined the board of directors in 2007.  Mr. Caton is currently President of Centela Systems, Inc. a distributor of computer peripheral solutions in the multimedia and digital electronic market segment, a position he has held since 2003. Prior to joining Centela, Mr. Caton was President of NetSol Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was employed by ePlus from 1997 to 2002 as Senior Account Representative. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NetSol from 2002-2003. Mr. Caton is a Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. Mr. Caton received his BA from UCLA in psychology in 1971.  The Nominating Committee believes that Mr. Caton’s understanding of the US IT market, his experience in human resources related issues, and his status as an independent director under Nasdaq rules qualifies him to serve on our Board of Directors.

CORPORATE GOVERNANCE

Code of Ethics

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

Audit Committee

The Company has an audit committee whose members are the independent directors of the Company, specifically, Mr. Beckert, Mr. Burki and, Mr. Caton. Mr. Burki is the current chairman of the audit committee.

Audit Committee Financial Expert

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

ITEM 11-EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

NetSol Technologies’ Named Executive Officers, a group comprised of the Chief Executive Officer, the Chief Financial Officer and the Secretary and General Counsel in the 2011-2012 fiscal year are the following individuals:

Najeeb Ghauri	Chief Executive Officer
Boo Ali	Chief Financial Officer
Patti L. W. McGlasson	Secretary and General Counsel

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

2012 Executive Compensation Components

For the fiscal year ended June 30, 2012, the principal components of compensation that our named executive officers were eligible to receive were:

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

During our fiscal year ended 2012, none of the named executives were awarded cash bonuses.

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

Our Chief Executive Officer has an employment agreement that provides, if his employment is terminated without cause or if the executive terminates the agreement with Good Reason, he is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of the third anniversary of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for him and his family until the end of the employment term and through the end of the third anniversary of the date of termination.  Provided, however, if such benefits cannot be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued.  These agreements further provide for vesting of all options and restrictive stock grants, if any.

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

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2012 and June 30, 2011, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2012	$389,063	$-	$32,500	$168,820	(2)	$78,884	(3)	$669,267
CEO & Chairman	2011	$375,000	$-	$96,875	$-		$81,603	(3)	$553,478
Boo Ali Siddiqui	2012	$90,300	$-	$17,875	$-		$-	(4)	$108,175
Chief Financial Officer	2011	$84,000	$-	$69,250	$-		$-	(4)	$153,250
Patti L. W. McGlasson	2012	$139,750	$-	$17,875	$-		$23,863	(5)	$181,488
Secretary, General Counsel	2011	$130,500	$-	$55,400	$-		$21,281	(5)	$207,181

(1) The stock was awarded as compensation to the officers and related expense was recognized in the consolidated financial statements.
(2) 500,000 options were granted to officers during the period and related expense was recognized in the consolidated financial statements.
(3) Consists of $36,000 and $36,000 paid for automobile and travel allowance, $16,758 and $16,758 on account of life insurance and $26,126 and $28,845 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2012 and 2011, respectively.
(4) The amount paid to the officer was in aggregate less than $10,000 for the fiscal years ended June 30, 2012 and 2011, respectively.
(5) Consists of $9,000 and $9,000 paid for automobile allowance and $14,863 and $12,281 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2012 and 2011 respectively.

Grants of Plan-Based Awards

Mr. Najeeb Ghauri, Mr. Naeem Ghauri and Mr. Salim Ghauri were granted, in November 2011, 50,000, 40,000 and 40,000 options, respectively, to acquire shares of common stock of the Company. The options vest quarterly and were approved by the Compensation Committee as an incentive for Messrs. Ghauri.

Discussion of Summary Compensation Table

The terms of our executive officers' compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee. The terms of Mr. Najeeb Ghauri employment agreement with the Company were the result of negotiations between the Company and the executives and were approved by our Compensation Committee and Board of Directors. The terms of Ms. McGlasson’s and Mr. Siddiqui’s employment agreement with the Company were the result of negotiations between our Chief Executive Officer and the employees and were approved by our Compensation Committee and Board of Directors.

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008 and again January 1, 2010.  Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the "CEO Agreement"), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer from the date of the CEO Agreement through December 31, 2012. The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term.  Under the CEO Agreement, Mr. Ghauri is entitled to an annualized base salary of $393,750 and is eligible for annual bonuses at the discretion of the Compensation Committee.  Pursuant to the terms of the amendment, Mr. Ghauri was entitled to the following bonuses.  A bonus of One Hundred Thirty Three Thousand Dollars ($133,000) is payable upon achieving the minimum bonus benchmark of: company-wide revenue of $30,000,000 for the fiscal year 2009-2010; and, earnings per share of $0.05 (the “Minimum Bonus Benchmark”).  An additional bonus may be earned if an “accelerator goal” is achieved.  The bonus is accelerated to a total of Two Hundred Thousand Dollars ($200,000) if revenue of $33,000,000 is attained together with earnings per share of $0.10.

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

Employment Agreement with Boo-Ali Siddiqui

Effective April 1, 2010, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Boo-Ali Siddiqui. Pursuant to the Employment Agreement between Ms. Siddiqui and the Company (the "CFO Agreement"), the Company agreed to employ Mr. Siddiqui as its CFO from the date of the CFO Agreement through March 31, 2011. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional thirty day periods unless notice of intent to terminate is received by either party at least two weeks prior to the end of the term. Under the CFO Agreement, Mr. Siddiqui is entitled to an annualized base salary of $92,400 and is eligible for annual bonuses at the discretion of the Chief Executive Officer.  Mr. Siddiqui shall also receive a total of 50,000 shares of common stock to be granted in 25% tranches upon each completion of a quarter of service during the term of his CFO Agreement.

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

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary and General Counsel, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement between Ms. McGlasson and the Company (the "General Counsel Agreement"), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through March 31, 2013. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one year periods unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the General Counsel Agreement, Ms. McGlasson was entitled to an annualized base salary of $143,000, 50,000 shares of common stock to be granted in 25% tranches after each quarter of service, and is eligible for annual bonuses at the discretion of the Chief Executive Officer.  In addition, Ms. McGlasson is entitled to participate in the Company's stock option plans and, is entitled to four weeks of paid vacation per calendar year.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2012, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Najeeb Ghauri	10,000		22.10	1/1/14
	10,000		37.50	1/1/14
	5,000		50.00	1/1/14
	2,000		26.40	3/26/14
	3,000		50.00	3/26/14
	37,423		19.40	4/1/15
	50,000		29.10	4/1/15
	16,721		18.30	6/2/16
	25,000		25.00	6/2/16
	55,000		6.50	2/12/19
	50,000		7.50	11/7/21
Boo-Ali Siddiqui	-		-
	-		-
Patti L. W. McGlasson	1,000		30.00	1/1/14
	2,000		26.40	3/26/14
	3,000		50.00	3/26/14
	2,000		16.50	7/7/15
	2,000		22.50	7/7/15
	1,000		16.00	7/23/17

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2012, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$1,181,250	$-	$1,181,250
Bonus	-
Salary Multiple Pay-out	1,177,313
Bonus or Revenue One-time Pay-Out	398,127
Net Cash Value of Options	4,893,302

Total	$7,649,992	$-	$1,181,250

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

The following table summarizes the potential payments to Mr. Siddiqui assuming his employment with us was terminated or a change of control occurred on June 30, 2012, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$46,200	$-	$46,200
Bonus	-
Salary Multiple Pay-out	138,138
Bonus or Revenue One-time Pay-Out	199,064
Net Cash Value of Options	-

Total	$383,402	$-	$46,200

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2012, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$143,000	$-	$143,000
Bonus	-
Salary Multiple Pay-out	427,570
Bonus or Revenue One-time Pay-Out	199,064
Net Cash Value of Options	326,800

Total	$1,096,434	$-	$143,000

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended June 30, 2012, other than Najeeb Ghauri and Naeem Ghauri who are otherwise employed by the Company or its subsidiaries.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARES AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	25,000	10,000	35,000
Shahid Javed Burki	31,000	10,000	41,000
Mark Caton	28,000	10,000	38,000
Alexander Shakow	18,000	10,000	28,000

(1)	During the fiscal year ended June 30, 2012, 40,000 shares were issued out of which 20,000 shares were accrued to be issued last year

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2012.

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert and Mr. Burki. During the fiscal year ended June 30, 2012, the Chairman of the Compensation Committee was Mr.  Caton.  There were no other members of the committee during the fiscal year ended June 30, 2012. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2012, or at any other time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Employee Stock Option Plans

The 2001 plan authorizes the issuance of up to 200,000 options to purchase common stock of which 200,000 have been granted.  The grant prices range between $7.50 and $25.00.

The 2002 plan authorizes the issuance of up to 200,000 options to purchase common stock of which 200,000 options have been granted.  The grant prices range between $7.50 and $50.00.

In March 2004, our shareholders approved the 2003 stock option plan.  This plan authorizes up to 200,000 options to purchase common stock of which 200,000 have been granted.  The grant prices range between $6.50 and $5.00.

In March 2005, our shareholders approved the 2004 stock option plan.  This plan authorizes up to 500,000 options to purchase common stock of which 500,000 have been granted. The grant prices range between $6.50 and $30.00.

In April 2006, our shareholders approved the 2005 stock option plan.  This plan authorizes up to 500,000 options to purchase common stock of which 500,000 have been granted.  The grant prices range between $6.50 and $25.50.

In June 2008, our shareholders approved the 2008 Equity incentive plan.  This plan authorizes up to 100,000 grants and/or options of common stock of which 100,000 have been granted. The grant prices range between $3.20 and $23.20.

In May 2011, our shareholders approved the 2011 Equity incentive plan.  This plan authorizes up to 500,000 grants and/or options of common stock of which 343,399 have been granted. The grant prices range between $3.00 and $16.70.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 4, 2012, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

		Percentage

Najeeb Ghauri (3)	511,998	6.76%
Naeem Ghauri (3)	392,459	5.18%
Eugen Beckert (3)	50,890	*
Shahid Javed Burki (3)	51,200	*
Mark Caton (3)	23,770	*
Patti L. W. McGlasson (3)	34,300	*
Boo-Ali Siddiqui (3)	10,750	*
Salim Ghauri (3)	458,163	6.50%
Newland Capital Management LLC (5)	373,036	5.05%
All officers and directors
as a group (seven persons)	1,075,367	14.20%

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
(2)  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 4, 2012, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes shares issuable upon exercise of options exercisable within 60 days, as follows: Mr. Najeeb Ghauri, 264,144; Mr. Naeem Ghauri, 134,815; Mr. Salim Ghauri, 238,644; Mr. Eugen Beckert, 15,000; Mr. Shahid Burki, 15,000; and Ms. Patti McGlasson, 11,000.
Share numbers have been adjusted to reflect the 1 for 10 reverse stock split effective August 13, 2012.
(3)  Address c/o NetSol Technologies, Inc. at 24025 Park Sorrento, Suite 410, Calabasas, CA 91302.
(4)  Shares issued and outstanding as of August 31, 2012 were 7,572,088.
(5) Pursuant to a form 13G/A filed on April 25, 2012 and relying upon the authenticity of the information contained therein, the following persons have shared voting power over 3,730,359 shares of common stock of the Company:  Newland Capital Management, LLC (as to 3,730,359 shares), Newland Master Fund, Ltd. (as to 3,730,359), Ken Brodkowitz (as to 3,730,359 shares) and Michael Vermut (as to 3,764,259 shares).  Newland Capital Management, LLC, Ken Brodkowitz and Michael Vermut  with addresses c/o Newland Capital Management LLC, 350 Madison Avenue, 11th Floor, New York, New York, 10017; Newland Master Fund, Ltd., address is c/o Goldman Sachs (CAYMAN) Trust, Limited, P.O. Box 896, Gardenia Court, Suite 3307, 45 Market St., Camana Bay, Cayman Islands KY1-1103.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In July 2011, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees.  This compensation is discussed in the sections entitled “Directors’ Compensation” beginning on page 50.  See the discussion of Director Independence beginning on page 36.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2012 and June 30, 2011. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2012 was $191,000  and for the year ended June 30, 2011 was $182,744.

Tax Fees

Tax fees for fiscal year 2012 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2011.  Tax fees for fiscal year 2011 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2010.

All Other Fees

During the fiscal year 2012 a fee of $100,000 was paid to Kabani & Co. for S-3 related due diligence for the investors.

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

NetSol Technologies, Inc.

Date: September 5, 2012	BY: /S/ NAJEEB GHAURI

Najeeb Ghauri
Chief Executive Officer

Date: September 5, 2012	BY: /S/ Boo-Ali Siddiqui

Boo-Ali Siddiqui
Chief Financial Officer
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 5, 2012	BY: /S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 5, 2012	BY: /S/BOO-ALI SIDDIQUI
Boo-Ali Siddiqui
Chief Financial Officer
Principal Accounting Officer

Date: September 5, 2012	BY: /S/ NAEEM GHAURI
Naeem Ghauri
President, EMEA
Director

Date: September 5, 2012	BY: /S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 5, 2012	BY: /S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 5, 2012	BY: /S/ MARK CATON
Mark Caton
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NetSol Technologies, Inc. and subsidiaries

Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries (The “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive losses,  equity and cash flows for each of years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2012 and 2011 and the results of its consolidated operations and comprehensive loss, equity and cash flows for each of years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NetSol Technologies, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 5, 2012 expressed an adverse opinion.

Los Angeles, CA

September 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NetSol Technologies, Inc. and its subsidiaries
Calabasas, California

We have audited NetSol Technologies, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective controls over ensuring that accounting staff and the Company’s CFO had sufficient technical accounting knowledge relating to U.S. GAAP financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated September 5, 2012 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, NetSol Technologies, Inc. and its subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Los Angeles, CA

September 5, 2012

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30,

ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$7,599,607	$4,172,802
Restricted cash	141,231	5,700,000
Accounts receivable, net	13,757,637	15,062,502
Revenues in excess of billings	12,131,329	7,601,230
Other current assets	2,648,302	2,053,904
Total current assets	36,278,106	34,590,438
Property and equipment, net	16,912,795	16,014,461

Intangible assets, net	28,502,983	25,602,195
Goodwill	9,653,330	9,439,285
Total intangibles	38,156,313	35,041,480
Total assets	$91,347,214	$85,646,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,869,355	$4,730,027
Current portion of loans and obligations under capitalized leases	1,896,238	7,062,535
Other payables - acquisitions	103,226	103,226
Unearned revenues	2,704,661	2,653,460
Convertible notes payable , current portion	2,809,093	2,745,524
Loans payable, bank	2,116,402	2,319,377
Common stock to be issued	105,575	400,700
Total current liabilities	13,604,550	20,014,849
Obligations under capitalized leases, less current maturities	260,107	285,472
Convertible notes payable less current maturities	936,364	-
Long term loans; less current maturities	1,551,541	434,884
Total liabilities	16,352,562	20,735,205
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 9,500,000 shares authorized; 7,513,745 & 5,553,186 issued and outstanding as of June 30, 2012 and 2011	75,137	55,532
Additional paid-in-capital	106,101,165	97,886,492
Treasury stock	(415,425)	(396,008)
Accumulated deficit	(31,684,399)	(34,130,944)
Stock subscription receivable	(2,119,488)	(2,198,460)
Other comprehensive loss	(12,361,759)	(8,805,922)
Total NetSol shareholders' equity	59,595,231	52,410,690
Non-controlling interest	15,399,421	12,500,484
Total stockholders' equity	74,994,652	64,911,174
Total liabilities and stockholders' equity	$91,347,214	$85,646,379

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the year ended June 30,

	2012	2011
Net Revenues:
License fees	$13,369,701	$11,284,472
Maintenance fees	7,866,930	7,488,388
Services	18,538,893	17,774,714
Total net revenues	39,775,524	36,547,574
Cost of revenues:
Salaries and consultants	10,236,109	8,716,495
Travel	1,273,259	1,044,766
Repairs and maintenance	373,359	307,115
Insurance	145,351	126,584
Depreciation and amortization	3,528,229	3,108,286
Other	2,721,716	1,500,880
Total cost of revenues	18,278,023	14,804,126
Gross profit	21,497,501	21,743,448
Operating expenses:
Selling and marketing	3,130,379	3,016,402
Depreciation and amortization	1,113,758	1,180,226
Bad debt expense	124,291	367,064
Salaries and wages	4,191,593	3,347,896
Professional services, including non-cash compensation	993,058	806,212
Lease abandonment charges	-	(858,969)
General and adminstrative	4,679,840	3,719,796
Total operating expenses	14,232,919	11,578,627
Income from operations	7,264,582	10,164,821
Other income and (expenses)
Loss on sale of assets	(18,979)	(21,461)
Interest expense	(823,684)	(863,707)
Interest income	82,039	154,856
Gain on foreign currency exchange transactions	404,708	1,115,647
Share of net loss from equity investment	(300,000)	(220,506)
Beneficial conversion feature	(179,576)	(453,989)
Other (expense)	275,565	(52,149)
Total other income (expenses)	(559,927)	(341,309)
Net income before income taxes	6,704,655	9,823,512
Income taxes	(55,384)	(120,542)
Net income after tax	6,649,271	9,702,970
Non-controlling interest	(4,202,726)	(3,974,882)
Net income attibutable to NetSol	2,446,545	5,728,088

Other comprehensive income (loss):
Translation adjustment	(5,308,958)	293,766
Comprehensive income (loss)	(2,862,413)	6,021,854
Comprehensive loss attributable to non controlling interest	(1,753,122)	(116,071)
Comprehensive income (loss) attributable to NetSol	$(1,109,291)	$6,137,925

Net income per share:
Basic	$0.39	$1.18
Diluted	$0.39	$1.16
Weighted average number of shares outstanding
Basic	6,217,842	4,854,320
Diluted	6,244,185	4,956,819

Amounts attributable to NetSol common shareholders
Net income / (loss)	$2,446,545	$5,728,088

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
For the year ended June 30,

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controling	Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity

Balance at June 30, 2010	3,710,339	$37,104	$86,002,647	$(396,008)	$(39,859,032)	$(2,007,960)	$-	$(8,396,085)	$10,422,554	45,803,220
Excercise of common stock options	177,100	1,771	1,361,779	-	-	(183,500)	125,000	-	-	1,305,050
Excercise of common stock warrants	338,439	3,384	306,616	-	-	-	-	-	-	310,000
Common stock issued for:
Cash	510,676	5,107	4,101,143	-	-	(7,000)	-	-	-	4,099,250
Services	90,306	903	849,140	-	-	-	36,175	-	-	886,218
Conversion of convertible note	700,810	7,008	4,796,331	-	-	-	-	-	-	4,803,339
Payment of interest on convertible note	25,516	255	191,553	-	-	-	-	-	-	191,808
Equity component shown as current liability at
June 30, 2010	-	-	-	-	-	-	239,525	-	-	239,525
June 30, 2011	-	-	-	-	-	-	(400,700)	-	-	(400,700)
Fair market value of options issued	-	-	459,174	-	-	-	-	-	-	459,174
Acqusition of non controlling interest in subsidiary	-	-	(181,891)	-	-	-	-	-	(489,569)	(671,460)
Dividend to non controlling interest	-	-	-	-	-	-	-	-	(1,291,313)	(1,291,313)
Foreign currency translation adjusts	-	-	-	-	-	-	-	(409,837)	(116,070)	(525,907)
Net income for the year	-	-	-	-	5,728,088	-	-	-	3,974,882	9,702,970
Balance at June 30, 2011	5,553,186	$55,532	$97,886,492	$(396,008)	$(34,130,944)	$(2,198,460)	$-	$(8,805,922)	$12,500,484	$64,911,174

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
For the year ended June 30,

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controling	Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity

Balance at June 30, 2011	5,553,186	$55,532	$97,886,492	$(396,008)	$(34,130,944)	$(2,198,460)	$-	$(8,805,922)	$12,500,484	64,911,174
Excercise of common stock options	231,259	2,312	964,465	-	-	78,972	(125,000)	-	-	920,749
Common stock issued for:
Cash	1,667,500	16,675	5,503,067	-	-	-		-	-	5,519,742
Services	49,300	493	386,078	-	-	-	(170,125)	-	-	216,446
Settlement of liabilities	12,500	125	49,875	-	-	-	-	-	-	50,000
Purchase of Treasury Shares	-	-	-	(19,417)	-	-	-	-	-	(19,417)
Equity component shown as current liability at
June 30, 2011	-	-	-	-	-	-	400,700	-	-	400,700
June 30, 2012	-	-	-	-	-	-	(105,575)	-	-	(105,575)
Fair market value of options issued	-	-	1,291,523	-	-	-	-	-	-	1,291,523
Acqusition of non controlling interest in subsidiary	-	-	-	-	-	-	-	-	792,351	792,351
Dividend to non controlling interest	-	-	-	-	-	-	-	-	(341,567)	(341,567)
Beneficial conversion feature	-	-	19,665	-	-	-	-	-	-	19,665
Foreign currency translation adjusts	-	-	-	-	-	-	-	(3,555,837)	(1,745,573)	(5,310,410)
Net income for the year	-	-	-	-	2,446,545	-	-		4,202,726	6,649,271
Balance at June 30, 2012	7,513,745	$75,137	$106,101,165	$(415,425)	$(31,684,399)	$(2,119,488)	$-	$(12,361,759)	$15,399,421	$74,994,652

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the year ended June 30,

	2012	2011
Cash flows from operating activities:
Net income	$6,649,271	$9,702,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,641,987	4,288,512
Provision for bad debts	192,250	367,064
Gain on settlement of finance lease	(110,990)	-
Share of net loss from investment under equity method	300,000	220,506
Loss on sale of assets	18,979	21,462
Gain on settlement of lease abandonment provision	-	(858,969)
Stock issued for interest on notes payable	-	191,808
Stock issued for services	216,446	886,218
Fair market value of warrants and stock options granted	453,100	459,174
Beneficial conversion feature	179,577	453,989
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,774,837	(3,422,252)
(Increase) decrease in other current assets	(5,124,497)	1,987,996
Decrease in accounts payable and accrued expenses	(1,078,245)	(376,287)
Net cash provided by operating activities	8,112,715	13,922,191
Cash flows from investing activities:
Purchases of property and equipment	(4,912,322)	(9,085,148)
Sales of property and equipment	44,690	313,935
Purchase of treasury stock	(19,417)	-
Purchase of non-controlling interest in subsidiary	-	(671,460)
Short-term investments held for sale	-	(256,522)
Investment under equity method	(100,000)	-
Acquisition, net of cash acquired	(253,192)	-
Increase in intangible assets	(6,167,105)	(8,096,401)
Net cash used in investing activities	(11,407,346)	(17,795,596)
Cash flows from financing activities:
Proceeds from sale of common stock	5,743,300	4,099,250
Proceeds from the exercise of stock options and warrants	728,500	1,615,050
Proceeds from convertible notes payable	4,000,000	-
Payments on convertible notes payable	(2,758,330)	-
Restricted cash	5,558,769	-
Dividend Paid	(341,657)	(1,291,313)
Bank overdraft	59,913	39,026
Proceeds from bank loans	4,190,395	2,969,146
Payments on bank loans	-	(46,033)
Payments on capital lease obligations & loans - net	(8,089,139)	(3,118,344)
Net cash provided by financing activities	9,091,751	4,266,782
Effect of exchange rate changes in cash	(2,370,315)	(296,121)
Net increase in cash and cash equivalents	3,426,805	97,256
Cash and cash equivalents, beginning of year	4,172,802	4,075,546
Cash and cash equivalents, end of year	$7,599,607	$4,172,802

(continued)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the year ended June 30,

	For the Year
	Ended June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$822,267	$1,043,065
Taxes	$29,943	$5,725

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued against the payment of vendors	$50,000	$-
Stock issued for the conversion of notes payable	$-	$4,803,339
Purchase of property and equipment under capital lease	$-	$492,567

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The Company has certificates of deposits (“CD”s) in various configurations and maturity dates with Habib American Bank. A portion of these CDs are restricted as collateral to secure outstanding balances on an existing line of credit, and become unrestricted to the extent that they are not required for collateralization purposes. As of June 30, 2012 the outstanding balance on the line of credit was $51,231, with a corresponding restriction to the CD balances. The line of credit has a maximum available balance of $2,000,000.

In addition the company has also placed $90,000 in saving account with HSBC as collateral against standby letter of credit issued in by the bank in favor of land lord of new office space.

One of Company’s subsidiary also has certificates of deposits with Habib American Bank. These CDs are restricted as collateral to secure outstanding balances on an existing line of credit, and become unrestricted to the extent that they are not required for collateralization purposes. As of June 30, 2012 the outstanding balance on the line of credit was $Nil, with a corresponding restriction to the CD balances. The line of credit has a maximum available balance of $500,000.

(F)	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2012 and 2011, the Company had recorded allowance for doubtful accounts of $977,933 and $2,717,745, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Net revenues by our various products and services provided for the year ended June 30, 2012 and 2011 are as follows:

	2012	2011
Licensing Fees	$13,369,701	$11,284,472
Maintenance Fees	7,866,930	7,488,388
Services	18,538,893	17,774,714
Total	$39,775,524	$36,547,574

(P)	Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $2,704,661 and $2,653,460 as of June 30, 2012 and June 30, 2011 respectively.

(Q)	Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2012 and 2011 were $225,870 and $246,254 respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on geographic locations of its subsidiaries (see Note 20).

(W)	Reclassifications

Certain 2011 balances have been reclassified to conform to the 2012 presentation.

(X)	New Accounting Pronouncements

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The acquisition of VLS is in alignment with the Company’s strategic plans and contributes to the continued expansion into technology markets through membership and practice acquisitions.

The amounts of acquired entities revenue and net income included in the Company’s consolidated statements of operations for the year ended June 30, 2012, and the revenue and net income (loss) of the combined entity had the date of acquisitions been July 1, 2011, or July 1, 2010, are as follows:

	Revenue	Net income (loss)

Actual for the year from date of acquisition to June 30, 2012	39,775,524	2,446,545

Supplemental pro forma from Jul 1, 2011 through June 30-2012	40,258,724	2,503,109

Supplemental pro forma from Jul 1, 2010 through June 30-2011	38,089,359	5,793,219

NOTE 4 – EARNINGS PER SHARE

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

The components of basic and diluted earnings per share were as follows:

For the year ended June 30, 2012	Net Income	Shares	Per Share
Basic income per share:	$2,446,545	6,217,842	$0.39
Effect of dilutive securities
Stock options		-
Warrants		26,343
Diluted loss per share	$2,446,545	6,244,185	$0.39

For the year ended June 30, 2011	Net Income	Shares	Per Share
Basic income per share:	$5,728,088	4,854,320	$1.18
Effect of dilutive securities
Stock options		89,960
Warrants		12,539
Diluted income per share	$5,728,088	4,956,819	$1.16

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY

The accounts of NetSol UK, NTE, VLSH and VLS use the British Pound; HAFL uses the Euro; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht;  Abraxas uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTNA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, whereas operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $12,361,759 and $8,805,922 as of June 30, 2012 and 2011 respectively. During the year ended June 30, 2012 and 2011, comprehensive loss in the consolidated statements of operations included Netsol’s share of translation loss of $3,555,836 and translation gain of $409,837 respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 – MAJOR CUSTOMERS

During fiscal year ended June 30, 2012, there was no single customer who represented 10% or more of the Company’s total revenue.

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries), which accounts for approximately 19.72% and 20.58% of revenue, Toyota Motors (which consists of a group of many companies in different countries) accounts for approximately 2.62% and 5.40% of revenue, and Nissan (which consists of a group of many companies in different countries) accounts for approximately 7.31% and 4.10% of revenue for the fiscal year ended June 30, 2012 and 2011, respectively. Accounts receivable at June 30, 2012 for these companies were $4,016,335, $257,867 and $918,333, respectively. Accounts receivable at June 30, 2011 for these companies were $1,526,762, $1,080,318 and $820,206.

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of June 30	As of June 30
	2012	2011

Prepaid Expenses	$596,180	$245,194
Advance Income Tax	763,147	726,979
Employee Advances	24,026	53,404
Security Deposits	178,428	161,263
Tender Money Receivable	111,437	133,166
Other Receivables	505,746	535,597
Other Assets	469,338	198,301
Total	$2,648,302	$2,053,904

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of June 30	As of June 30
	2012	2011

Office furniture and equipment	$1,917,221	$1,179,993
Computer equipment	14,986,148	13,463,560
Assets under capital leases	1,877,145	2,024,282
Building	2,133,174	2,337,758
Land	2,044,003	2,240,036
Capital work in progress	4,163,730	2,659,750
Autos	648,305	794,617
Improvements	230,759	162,896
Subtotal	28,000,485	24,862,892
Accumulated depreciation	(11,087,690)	(8,848,431)
	$16,912,795	$16,014,461

For the years ended June 30, 2012 and 2011, depreciation expense totaled $2,875,883 and $2,013,388, respectively. Of these amounts, $1,879,358 and $1,450,723 are reflected as part of cost of revenues as of June 30, 2012 and 2011, respectively.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs. The Company recorded capitalized interest of $331,145 and 278,308 as of June 30, 2012 and 2011, respectively.

Assets acquired under capital leases were $1,877,145 and $2,024,282 as of June 30, 2012 and 2011, respectively. Accumulated amortization related to these leases were $900,790 and $807,562 for the years ended June 30, 2012 and 2011, respectively.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of June 30,	As of June 30,
	2012	2011
Product licenses	$42,072,045	$38,226,400
Customer lists	6,052,377	5,804,057
Technology	242,702	-
	48,367,124	44,030,457
Accumulated amortization	(19,864,141)	(18,428,262)
Intangible assets, net	$28,502,983	$25,602,195

(A)	Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses include unamortized software development and enhancement costs of $18,412,165. Product licenses are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 8 years. Amortization expense for the year ended June 30, 2012 and 2011 was $1,536,819 and $1,769,149, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Customer lists are being amortized based on a straight-line basis, which approximates the anticipated rate of attrition, which is currently a weighted average of approximately 5 years. Amortization expense for the year ended June 30, 2012 and 2011 was $145,808 and $501,860, respectively.

(C)	Technology

On October 4, 2011, the company entered into an agreement to acquire a UK based company, Virtual Leasing Services Limited, through one of its subsidiaries. As a result of this acquisition, the Company recorded $242,702 of existing technology. Technology assets are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 5 years. Amortization expense for the year ended June 30, 2012 and 2011 was $36,405 and Nil.

(D)	Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended;
June 30, 2013	2,105,639
June 30, 2014	1,949,200
June 30, 2015	1,556,080
June 30, 2016	1,052,804
June 30, 2017	827,466
Thereafter	21,095,270

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill was comprised of the following amounts:

	As of June 30	As of June 30
	2012	2011
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,471,813
North America	4,664,100	4,664,100

Total	$9,653,330	$9,439,285

On October 4, 2011, the Company entered into an agreement to acquire a UK based company, Virtual Leasing Services Limited, through one of its subsidiaries. As a result of this acquisition, the Company recorded goodwill of $214,044.

The Company has determined that there was no impairment of the goodwill for either period presented..

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company's investment in equity for the year ended June 30, 2012 and 2011 is as follows:

Net book value at June 30, 2010	$200,506

Net loss for the year ended June 30, 2011	(542,929)
NetSol's share (50.1%)	(272,007)
Loss adjusted against investment	(200,506)

Net book value at June 30, 2011	$-

Investment during the period	100,000
Net loss for the year ended June 30, 2012	(503,303)
NetSol's share (50.1%)	(252,155)
Unabsorbed losses brought forward	(51,731)
Total loss	(303,886)
Loss adjusted against investment	(100,000)
Loss adjusted against advance to investee	(200,000)
Net book value at June 30, 2012	$-

NOTE 12 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30	As of June 30
	2012	2011

Accounts Payable	$1,278,452	$1,348,453
Accrued Liabilities	1,778,414	2,364,233
Accrued Payroll	17,097	148,565
Accrued Payroll Taxes	158,626	216,485
Interest Payable	326,746	380,808
Deferred Revenues	32,463	32,066
Taxes Payable	277,557	239,417
Total	$3,869,355	$4,730,027

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13 – DEBTS

(A)	Loans and Leases Payable

Notes and leases payable consisted of the following:

	As of June 30	Current	Long-Term
Name	2012	Maturities	Maturities

D&O Insurance	$89,996	$89,996	$-
Habib Bank Line of Credit	51,231	51,231	-
Bank Overdraft Facility	308,013	308,013	-
HSBC Loan	1,367,644	345,203	1,022,441
Term Finance Facility	1,058,201	264,550	793,651
Subsidiary Capital Leases	832,801	572,694	260,107
	$3,707,886	$1,631,687	$2,076,199

	As of June 30	Current	Long-Term
Name	2011	Maturities	Maturities

D&O Insurance	$21,429	$21,429	$-
Habib Bank Line of Credit	5,404,608	5,404,608	-
Bank Overdraft Facility	254,502	254,502	-
Term Finance Facility	869,767	434,883	434,884
Subsidiary Capital Leases	1,232,585	947,113	285,472
	$7,782,891	$7,062,535	$720,356

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.42% and 0.49% as of June 30, 2012 and 2011, respectively. Interest paid during the period ended June 30, 2012 and 2011 was nominal

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 1.99% and 2% as of June 30, 2012 and 2011, respectively. Interest paid during the year ended June 30, 2012 and 2011 was $41,140 and $118,148, respectively. During the period ended June 30, 2012, the Company redeemed its certificates of deposits and paid off the majority of line of credit.

In February 2012 the company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of landlord against the new office space. The company has deposited $90,000 in a saving account with HSBC as collateral against this letter of credit.

In June 2012, the Company’s subsidiary, NTNA entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by Certificates of Deposit of same value held at the bank. The interest rate on this line of credit is variable and was 1.99% as of June 30, 2012. No interest was paid during the year as line of credit was unused by the end of June 30, 2012.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000, or approximately $312,340. The annual interest rate is 4.7% over the bank’s sterling base rate, which was 5.2% and 5.00% as of June 30, 2012 and 2011, respectively.

In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,561,700 for a period of 5 years with monthly payments of £18,420, or $28,767 approximately. The interest rate was 4% which is 3.5% above bank sterling base rate. The subsidiary has used this facility up to £875,741, or $1,367,644, of which £654,698, or $1,022,441, was shown as long term and remaining £221,043, or $345,203, as current maturity.  Interest expense, for the period ended June 30, 2012, was £29,184, or $36,744.

The Company’s subsidiary, NetSol PK, entered into a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 162,500,000 or approximately $1,719,577 (secured by the first charge of Rs. 580 million or approximately $6.13 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As on June 30, 2011, the subsidiary had used Rs. 75,000,000 or approximately $869,767 of which $434,484 was shown as long term liabilities and the remainder of $434,483 as current maturity. As of the year ended June 30, 2012, the Company has used Rs. 100,000,000 or approximately $1,058,201 of which $793,651 is shown as long term liabilities and the remainder of $264,550 as current maturity.

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2016. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2012 and 2011.

Following is the aggregate minimum future lease payments under capital leases for the years-ended June 30, 2012 and 2011:

	As of June 30	As of June 30
	2012	2011
Minimum Lease Payments
Due FYE 6/30/12	$-	$1,010,836
Due FYE 6/30/13	629,251	209,260
Due FYE 6/30/14	215,953	115,346
Due FYE 6/30/15	71,218	-
Total Minimum Lease Payments	916,422	1,335,442
Interest Expense relating to future periods	(83,621)	(102,857)
Present Value of minimum lease payments	832,801	1,232,585
Less: Current portion	(572,694)	(947,113)
Non-Current portion	$260,107	$285,472

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Following is a summary of property and equipment held under capital leases as of June 30, 2012 and 2011:

	As of June 30	As of June 30
	2012	2011
Computer Equipment and Software	$702,637	$518,911
Furniture and Fixtures	403,439	769,106
Vehicles	468,853	434,049
Building Equipment	302,216	302,216

Total	1,877,145	2,024,282
Less: Accumulated Depreciation	(900,790)	(807,562)
Net	$976,355	$1,216,720

Interest expense for the year ended June 30, 2012 and 2011 was $69,236 and $46,720, respectively.

(B)	Loans Payable – Bank

The Company’s subsidiary, NetSol Technologies Limited, has a loan with a bank, secured by the Company’s assets. This loan consisted of the following as of June 30, 2012 & 2011:

For the year ended June 30, 2012:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	11.00%	$2,116,402

Total			$2,116,402

For the year ended June 30, 2011:

TYPE OF	MATURITY	INTEREST	BALANCE
LOAN	DATE	RATE	USD

Export Refinance	Every 6 months	11.00%	$2,319,378

Total			$2,319,378

NOTE 14 – OTHER PAYABLE AND COMMON STOCK TO BE ISSUED

On June 30, 2006, the Company acquired McCue Systems, Inc. (“McCue”), a California corporation (subsequently renamed as NetSol Technologies North America, Inc.) The total purchase price was $7,080,385, including $3,784,635 of cash and 171,233 shares of the Company’s common stock. Of the total purchase price, the accompanying consolidated financial statements include certain amounts payable to McCue shareholders that have not been located as of the date of this report.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of the year ended June 30, 2012 and June 30, 2011, the remaining cash due of $103,226 is shown as “Other Payable” and the remaining stock to be issued of 4,670 shares at an average price of $18.90 is shown in “Common stock to be issued” in the accompanying consolidated financial statements.

NOTE 15 – CONVERTIBLE NOTE PAYABLE

The net outstanding balance of convertible notes as of June 30, 2012 and 2011 is as follows:

Issue Date	Balance net of BCF @ 6/30/12	Current Portion	Long Term	Maturity Date

Sep-11	3,745,457	2,809,093	936,364	Sep-13

Total	3,745,457	2,809,093	936,364

Issue Date	Balance net of BCF @ 6/30/11	Current Portion	Long Term	Maturity Date

Jul-08	2,745,524	2,745,524	-	Jul-11

Total	2,745,524	2,745,524	-

For the year-ended June 30, 2012 and 2011, total interest accrued on convertible notes was $461,262 and $628,801, respectively.

Principle commitments related to the convertible notes for the next five years is as follows:

FYE 6-30-2013	$2,809,093
FYE 6-30-2014	$936,364

(A)	2008 Convertible Debt

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In August 2009, the Company amended the 2008 Notes by reducing the conversion rate to $6.3, and recorded an additional BCF of $715,518, which is being amortized as a component of interest expense over the maturity period. During the year-ended June 30, 2010, Holders of the 2008 Notes elected to convert principal and interest due thereon into a total of 251,311 shares of common stock. These conversions reduced the total principal of the 2008 Notes to $4,450,000. During the year ended June 30, 2011, Holders of the 2008 Note further elected to convert the principal and interest due thereon into a total of 274,404 shares of common stock. These conversions reduced the principal of the 2008 Note to $2,758,330 and unamortized balance of BCF was $12,806 as of June 30, 2011.

During the year ended June 30, 2012, the remaining balance of 2008 Note was fully paid along with interest due thereon out of the proceeds of a new 2011 Convertible Note.

(B)	2011 Convertible Debt

On September 13, 2011, NetSol Technologies, Inc. entered into a purchase agreement to sell convertible notes with a total principal value of $4,000,000 and warrants to purchase shares of common stock to an investment fund managed by CIM Investment Management Limited and another accredited investor. The notes have a 2 year maturity date and are convertible into shares of common stock at the initial conversion price of $8.95 per share. The warrants entitle the investors to acquire a total of 140,845 shares of common stock, have a 5 year term, and have an initial exercise price of $8.95 per share. The Notes and Warrant terms contain standard anti-dilution protection.  The Company raised new capital through a follow on offering under its registered shelf offering on form S-3 in March 2012 and as a result, the conversion price of note and exercise price of warrants has been adjusted downward from $8.95 to $7.73. Resultantly, the number of warrants has also been increased to 163,021.  The proceeds of the Note were assigned between warrants and convertible note per ASC 470-20. The Company recorded $401,648 capitalized financing cost and discount of $19,665 on shares to be issued upon conversion of note into equity. This capitalized finance cost and discount will be amortized over the life of the note.

NOTE 16 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California and has operations in primarily three tax jurisdictions - the United Kingdom (“UK”), Pakistan and the United States (“US”).

Consolidated pre-tax income as of June 30, 2012 and 2011 consists of the following:

	2012	2011
US operations	$(3,614,853)	$(17,122)
Foreign operations	10,319,508	9,840,633
	$6,704,655	$9,823,511

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the provision for income taxes as of June 30, 2012 and 2011 are as follows:

	2012	2011
Current:
Federal	$-	$14,762
State and Local	-	21,788
Foreign	55,384	83,992
Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$55,384	$120,542

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) as of June 30, 2012 and 2011 is as follows:

	2012		2011
Income taxes (benefit) at statutory rate	$2,309,119	34.0%	$1,988,533	34.0%
State income taxes, net of federal tax benefit	418,384	6.2%	103,375	1.8%
Foreign earnings taxed at different rates	(3,615,004)	-52.7%	(1,336,651)	-22.9%
Change in valuation allowance for deferred tax assets	356,979	5.3%	(1,163,238)	-19.9%
Non-deductible expenses	585,906	8.06%	513,760	8.8%
Alternative minimum tax	-	0.0%	14,763	0.3%
Provision for income taxes	$55,384	0.86%	$120,542	2.1%

Deferred income tax assets and liabilities as of June 30, 2011 and 2010 consist of tax effects of temporary differences related to the following:

Deferred tax asset:	2012	2011
Other	$88,590	$102,356
Fixed Assets	(33,080)	(148,278)
AMT Credit	14,763	14,763
Intangible assets	(40,322)	(70,564)
Net operating loss carry forwards	10,493,537	10,268,233
Net deferred tax assets	10,523,488	10,166,510
Valuation allowance for deferred tax assets	(10,523,488)	(10,166,510)
Net deferred tax assets	$-	$-

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(A)	United States of America

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance decreased by $470,734 for the year ended June 30, 2012 mainly due to adjusting the Company's net operating loss carry forwards for the current year operating loss.

At June 30, 2012, federal and state net operating loss carry forwards were $29,028,547 and $3,114,464 respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards begin to expire in 2015. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code.

As of June 30, 2012, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2009 through 2012. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $32,403,645 as of June 30, 2012. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

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

	2012	2011
Net operating loss carry forward	$619,549	$276,452
Total deferred tax assets	216,842	96,758
Less : valuation allowance	(216,842)	(96,758)
Net deferred tax assets	$-	$-

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(C)	United Kingdom

As of June 30, 2012 the Company's UK subsidiaries had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the UK Subsidiaries at June 30, 2012 consists mainly of net operating loss carry forwards in which the Company established a full valuation allowance as the management believes it is more likely than not that these assets will not be realized in the future.

	2012	2011
Net operating loss carry forward	$438,900	$398,449
Total deferred tax assets	131,670	119,535
Less : valuation allowance	(131,670)	(119,535)
Net deferred tax assets	$-	$-

NOTE 17 – STOCKHOLDERS’ EQUITY

(A)	TREASURY STOCK

On November 11, 2011, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 250,000 of its shares of common stock over the following 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The Company has repurchased 4,430 shares of common stock from open market against cash consideration of $19,417 during the year ended June 30, 2012. The balance as of June 30, 2012 and 2011 was $415,425 and $396,008 respectively.

(B)	Shares Issued for Services to Related Parties

During the year ended June 30, 2012 and 2011, the Company issued a total of 26,000 and 44,250 shares of restricted common stock for services rendered by the officers of the company. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $159,325 and $528,900, as of June 30, 2012 and 2011, respectively.

The Company recorded an expense of $133,250 and $389,200 against the services rendered by officers during the year ended June 30, 2012 and 2011.

During the year ended June 30, 2012 and 2011, the Company issued a total of 16,000 and 9,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. The issuances were approved by both the compensation committee and the board of directors. These shares were valued at the fair market value of $173,600and $135,300, as of June 30, 2012 and 2011, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company recorded an expense of $40,000 and $135,300 for services rendered by the independent members of the Board of Directors as part of their board compensation during the year ended June 30, 2012 and 2011.

During the year ended June 30, 2012 and 2011, the Company issued a total of 2,500 and 3,270 shares of its common stock to employees as required according to the terms of their employment agreements valued at $12,125 and $33,300, respectively.

(C)	Share-Based Payment Transactions

During the year ended June 30, 2012 and 2011, the Company issued a total of 17,300 and 33,786 shares of its common stock for provision of services to unrelated consultants valued at $91,520 and $152,543, respectively.

(D)	SHARE ISSUED AGAINST CASH PAYMENTS

During the year ended June 30, 2012, the Company issued 1,667,500 new shares through secondary offering under S3 registration against net proceeds of $5,743,300. The shares were issued at the offering price of $4.0 per share. Aegis Capital Corp. acted as sole book-running manager and underwriters for the offering. The Company also offered Aegis Capital Corp., the right to exercise 5% warrants at an exercise price of 125% of the offering price.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following as of June 30, 2012:

OPTIONS:		Exercise	Aggregated
	# of shares	Price	Intrinsic Value

Outstanding and exercisable, June 30, 2010	770,692	$3.00 to $50.00	$-
Granted	147,100	$6.50 to $12.50
Exercised	(177,100)	$6.50 to $12.50
Expired / Cancelled	(48,760)
Outstanding and exercisable, June 30, 2011	691,932	$30.00 to $50.00	$1,637,459
Granted	351,259	$3.00 to $7.50
Exercised	(231,259)	$3.00 to $12.50
Expired / Cancelled	(8,499)	$7.50 to $16.50
Outstanding and exercisable, June 30, 2012	803,433	$30.00 to $50.00	$-

WARRANTS:
Outstanding and exercisable, June 30, 2010	476,332	$16.50 to $37.00	$-
Granted
Exercised	(387,903)	$3.10
Expired	(70,606)	$16.80 to $37.00
Outstanding and exercisable, June 30, 2011	17,823	$3.10 to $37.00	$219,119
Granted	246,396	$5.00 to $7.73
Exercised
Expired	(2,500)	$18.50 to $37.00
Outstanding and exercisable, June 30, 2012	261,719	$3.10 to $7.73	$(30,105)

The average life remaining on the options and warrants as of June 30, 2012 is as follows:

OPTIONS:
Issued by the Company
$0.10 - $9.90	270,000	5.45	6.98
$10.00 - $19.90	187,433	3.15	18.94
$20.00 - $29.90	282,000	2.84	26.98
$30.00 - $50.00	64,000	1.55	43.83

Totals	803,433	3.69	19.73

WARRANTS:
$3.10 - $7.73	261,719	4.24	6.59

Totals	261,719	4.24	6.59

All options and warrants granted are vested and are exercisable as of June 30, 2012. During the fiscal year 2012 and 201, the company granted 351,259 and 147,100 stock options to its employees at the weighted average grant date fair value of $2.26 and $3.0 respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Options

During the quarter ended September 30, 2011, the Company granted 33,000 options to two employees with an exercise price of $5.0 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $63,763 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 3.13%

Expected life 1 month

Expected volatility 100%

During the quarter ended December 31, 2011, the Company granted 20,000 options to one employee with an exercise price of $5.0 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $13,797 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Risk-free interest rate 0.3%

Expected life 1 month

Expected volatility 99.85%

During the quarter ended December 31, 2011, the Company granted 32,000 options to one employee with an exercise price of $4.0 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $24,890 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.3%

Expected life 1 month

Expected volatility 83.08%

During the quarter ended December 31, 2011, the Company granted 130,000 options to three of its officers with an exercise price of $7.50 per share and an expiration date of 5 Years, vesting quarterly. Using the Black-Scholes method to value the options, the Company will record a total of $585,241 in compensation expense for these options on quarterly bases out of which $146,310 was recorded in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.9%

Expected life 5 Years

Expected volatility 213.21%

During the quarter ended March 31, 2012, the Company granted 20,000 options to one of its employee with an exercise price of $5.0 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $4,897 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.3%

Expected life 1 month

Expected volatility 42.44%

During the quarter ended March 31, 2012, the Company granted 83,333 options to five of its employees with an exercise price of $3.0 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $76,385 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.05%

Expected life 1 month

Expected volatility 59.81%

During the quarter ended June 30, 2012, the Company granted 7,759 options to one of its employee with an exercise price of $3.0 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $5,706 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Risk-free interest rate 0.08%

Expected life 3 month

Expected volatility 35.66%

During the quarter ended June 30, 2012, the Company granted 25,167 options to three of its employee with an exercise price of $3.0 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $17,688 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.08%

Expected life 1 month

Expected volatility 35.66%

Warrants

During the quarter ended September 30, 2011, the Company entered into an agreement to issue the 2011 Convertible Note together with warrants to purchase 140,845 warrants of common stock at an initial exercise price of $8.95 per share with a life of five years. The Notes and Warrants terms contain anti-dilution protection.  The fair market value of these warrants was calculated as $446,480 by using Black Scholes value method. Using this value, the proceeds of Convertible note were allocated between warrants and convertible based on their relative fair values. The Company recorded $401,648 capitalized financing cost which will be amortized over the life of the note. As a result of new capital raised under the shelf registration on form S-3 the conversion price of note and exercise price of warrants has been adjusted downward from $8.95 to $7.73 and number of warrants have been increased to 163,021. Moreover, the Company also offered Aegis Capital Corp., the right to exercise 5% warrants at an exercise price of 125% of the offering price.

(B)	Equity Incentive Plan

In May 2011, the shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) which provides for the grant of equity-based awards, including options, stock appreciation rights, restricted stock awards or performance share awards or any other right or interest relating to shares or cash, to eligible participants. The aggregate number of shares reserved and available for award under the 2011 Plan is 500,000 (the Share Reserve). The 2011 Plan contemplates the issuance of common stock upon exercise of options or other awards granted to eligible persons under the 2011 Plan. Shares issued under the 2011 Plan may be both authorized and unissued shares or previously issued shares acquired by the Company. Upon termination or expiration of an unexercised option, stock appreciation right or other stock-based award under the 2011 Plan, in whole or in part, the number of shares of common stock subject to such award again becomes available for grant under the 2011 Plan. Any shares of restricted stock forfeited as described below will become available for grant. The maximum number of shares that may be granted to any one participant in any calendar year may not exceed 50,000 shares. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

Performance Awards

Under the 2011 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2011 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2012, 9,450 shares have been issued under this plan to non- officers employees.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

(A)	Leases

The Company’s headquarters is located in California in approximately 7,210 rentable square feet and a rent of $20,417 per month. The term of the lease is for five years and five months and expires on August 31, 2017. A security deposit of $23,821 was made and is included in other current assets in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Australia lease is a month to month lease and is rented at the rate of $175 per month. The Beijing lease is a three-year lease that expires in January 2014. The monthly rent is approximately $10,242. The Bangkok lease is a three years lease expiring in November 2013 with monthly rent of approximately $8,140. The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2021 for an annual rent of approximately $109,319. VLS facilities, located in London, United Kingdom, are leased until October 2015 for an annual rent of approximately $54,660. NTNA relocated to Alameda, California location. The Alameda lease is about to end in November 2012. The monthly rent is $7,148.

The NetSol Connect Karachi lease is a one-year lease that expires on December 2012 and currently is rented at the rate of approximately $1,323 per month. The NetSol Pindi office lease is a one year-lease that expires in April 2013 and currently is rented at the rate of approximately $529 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $1,026,304 and $861,262 for the years ended June 30, 2012 and 2011, respectively.

The total annual lease commitment for the next five years is as follows:

FYE 6/30/13	$608,307
FYE 6/30/14	553,805
FYE 6/30/15	425,577
FYE 6/30/16	396,986
FYE 6/30/17	386,849

(B)	Litigation

As of June 30, 2012 and 2011, to the best knowledge of the Company’s management and counsel, there is no material litigation pending or threatened against the Company.

NOTE 20 – SEGMENT INFORMATION AND GEOGRAPHIC AREAS

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2012 and 2011:

	2012	2011
Revenues from unaffiliated customers:
North America	$4,552,173	$4,223,864
Europe	5,676,392	7,158,145
Asia - Pacific	29,546,959	25,165,565
Consolidated	$39,775,524	$36,547,574

Operating income (loss):
Corporate headquarters	$(3,408,483)	$(3,762,964)
North America	123,979	1,775,501
Europe	(90,689)	2,705,583
Asia - Pacific	10,639,775	9,446,701
Consolidated	$7,264,582	$10,164,821

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(4,470,462)	$(5,043,333)
North America	236,865	1,758,835
Europe	(57,655)	2,601,842
Asia - Pacific	10,940,523	10,385,625
Consolidated	$6,649,271	$9,702,970

Identifiable assets:
Corporate headquarters	$14,059,781	$16,790,104
North America	2,814,769	2,316,781
Europe	5,740,243	4,590,556
Asia - Pacific	68,732,421	61,948,938
Consolidated	$91,347,214	$85,646,379

Depreciation and amortization:
Corporate headquarters	$82,074	$614,063
North America	397,508	459,219
Europe	638,830	710,022
Asia - Pacific	3,523,575	2,505,206
Consolidated	$4,641,987	$4,288,510

Capital expenditures:
Corporate headquarters	$18,230	$-
North America	24,693	53,738
Europe	608,226	1,013
Asia - Pacific	4,261,174	9,030,397
Consolidated	$4,912,322	$9,085,148

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of our total revenues for fiscal 2012 and 2011.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	June 30, 2012		June 30, 2011
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$10,795,330	$135,721	$11,063,164	$134,202
Thailand	5,639,182	665,542	5,127,971	154,784.00
USA	5,777,841	11,275,337	5,829,118	10,896,290
UK	6,544,662	1,904,000	5,300,942	1,044,289
Pakistan & India	2,214,905	41,087,552	3,211,605	38,824,246
Australia & New Zealand	1,914,654	956	1,995,786	2,130
Other Countries	6,888,950	-	4,018,988	-
Total	$39,775,524	$55,069,108	$36,547,574	$51,055,941

NOTE 21 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of June 30, 2012 and 2011 was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2012

NetSol PK	39.48%	$13,600,492
NetSol-Innovation	49.90%	1,076,832
VLS	49.00%	722,096

Total		$15,399,421

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2011

NetSol PK	39.48%	$11,531,694
NetSol-Innovation	49.90%	968,790

Total		$12,500,484

(A)	NetSol Technologies, Limited (“NetSol PK”)

For the fiscal years ended June 30, 2012 and 2011, NetSol Technologies Ltd. (“NetSol PK”) had net income of $9,438,135 and $8,506,045. The related non-controlling interest was $3,736,175 and $3,469,710, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(B)	NetSol Innovation (Private) Limited (“NetSol Innovation”)

For the fiscal years ended June 30, 2012 and 2011, NetSol Innovation (Private) Limited (“NetSol Innovation”) had net income of $1,102,318 and $1,012,368. The related non-controlling interest was $550,057 and $505,172, respectively.

During the fiscal year-ended June 2012, NetSol Innovation declared a cash dividend of $690,314, of which the Company’s interest was $348,747. The amount attributable to the non-controlling interest was $341,567 and is reflected in the accompanying consolidated financial statements.

(C)	VIRTUAL LEASE SERVICES “VLS”)

For the period ended June 30, 2012, VLS had a net loss of $150,013. The related 49% non-controlling interest was $73,506.

NOTE 22 – SUBSEQUENT EVENTS

(A)	Reverse Split

On August 6, 2012 the shareholders of the Company authorized the board of directors to conduct a  reverse split of the common stock of the Company in a range from 5 to 15 shares into one. Pursuant to the authority granted, the the board approved the ratio of 10:1 for the reverse split which was effectuated on August 13, 2012. All figures have been presented on the basis of reverse split where ever applicable for all the periods presented in these financial statements.

(B)	Equity Transactions

The Company issued a total of 3,750 shares of common stock to employees as required according to the terms of their employment agreement valued at $17,250. These shares were included in “Shares to be issued” as of June 30, 2012

The Company issued a total of 2,400 shares of restricted common stock for services rendered by the consultant as required to service agreement.

Employees of the company exercised options to acquire 44,921 shares of common stock valued at $165,400.

The company issued a total of 7,272 shares of common stock to its warrant holder against warrant exercise.