Form 10-Q
period 2012-09-30
NETSOL TECHNOLOGIES INC
filed 2012-11-14
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer __                                                      Accelerated Filer ___
Non-Accelerated Filer  __                                                      Small Reporting Company  _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ___                                No X

The issuer had 7,931,489 shares of its $.01 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of November 12, 2012.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	As of September 30, 2012	As of June 30, 2012
Current assets:
Cash and cash equivalents	$8,019,788	$7,599,607
Restricted cash	1,712,673	141,231
Accounts receivable, net	18,077,796	13,757,637
Revenues in excess of billings	10,529,745	12,131,329
Other current assets	2,357,261	2,648,302
Total current assets	40,697,263	36,278,106
Property and equipment, net	17,437,469	16,912,795
Intangible assets, net	28,772,866	28,502,983
Goodwill	9,653,330	9,653,330
Total intangibles	38,426,196	38,156,313
Total assets	$96,560,928	$91,347,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,242,659	$3,869,355
Current portion of loans and obligations under capitalized leases	3,430,619	1,896,238
Other payables - acquisitions	103,226	103,226
Unearned revenues	4,274,011	2,704,661
Convertible notes payable, current portion	2,681,861	2,809,093
Loans payable, bank	2,092,926	2,116,402
Common stock to be issued	108,875	105,575
Total current liabilities	16,934,177	13,604,550
Obligations under capitalized leases, less current maturities	303,581	260,107
Convertible notes payable less current maturities	-	936,364
Long term loans; less current maturities	1,506,457	1,551,541
Total liabilities	18,744,215	16,352,562
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 15,000,000 shares authorized; 7,907,455 & 7,513,745 issued and outstanding as of September 30, 2012 and June 30, 2012	79,075	75,137
Additional paid-in-capital	108,576,679	106,101,165
Treasury stock	(415,425)	(415,425)
Accumulated deficit	(30,755,274)	(31,684,399)
Stock subscription receivable	(2,269,488)	(2,119,488)
Other comprehensive loss	(12,897,998)	(12,361,759)
Total NetSol shareholders' equity	62,317,569	59,595,231
Non-controlling interest	15,499,144	15,399,421
Total stockholders' equity	77,816,713	74,994,652
Total liabilities and stockholders' equity	$96,560,928	$91,347,214

See accompanying notes to these unaudited consolidated financial statements.

	For the Three Months Ended September 30,
	2012	2011
Net Revenues:
License fees	$3,241,501	$1,075,850
Maintenance fees	2,045,706	2,037,206
Services	5,784,693	3,115,652
Total net revenues	11,071,900	6,228,708
Cost of revenues:
Salaries and consultants	3,385,668	2,383,411
Travel	325,294	285,673
Repairs and maintenance	127,997	74,194
Insurance	37,719	35,868
Depreciation and amortization	958,151	789,105
Other	921,858	516,409
Total cost of revenues	5,756,687	4,084,660
Gross profit	5,315,213	2,144,048
Operating expenses:
Selling and marketing	762,963	700,281
Depreciation and amortization	342,001	191,674
Salaries and wages	1,153,873	806,564
Professional services, including non-cash compensation	206,502	186,749
General and adminstrative	1,347,928	1,085,222
Total operating expenses	3,813,267	2,970,490
Income (loss) from operations	1,501,946	(826,442)
Other income and (expenses)
Loss on sale of assets	14,296	(1,641)
Interest expense	(292,389)	(251,430)
Interest income	24,167	32,805
Gain (loss) on foreign currency exchange transactions	395,156	(120,906)
Share of net loss from equity investment	-	(100,000)
Beneficial conversion feature	(367,744)	(21,583)
Other expense	(32)	(7,719)
Total other expenses	(226,546)	(470,474)
Net income (loss) before income taxes	1,275,400	(1,296,916)
Income taxes	(13,996)	(24,534)
Net income (loss) after tax	1,261,404	(1,321,450)
Non-controlling interest	(332,279)	(137,258)
Net income (loss) attibutable to NetSol	929,125	(1,458,708)

Other comprehensive income (loss):
Translation adjustment	(768,795)	(974,199)
Comprehensive income (loss)	160,330	(2,432,907)
Comprehensive loss attributable to non controlling interest	(232,556)	(417,360)
Comprehensive income (loss) attributable to NetSol	392,886	(2,015,547)

Net income (loss) per share:
Basic	$0.12	$(0.26)
Diluted	$0.12	$(0.26)
Weighted average number of shares outstanding
Basic	7,591,891	5,588,327
Diluted	7,599,136	5,588,327

Amounts attributable to NetSol common shareholders
Net income / (loss)	$929,125	$(1,458,708)

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,261,404	$(1,321,450)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,300,152	980,778
Provision for bad debts	-	192,250
Share of net loss from investment under equity method	-	100,000
(Gain) loss on sale of assets	(14,296)	1,641
Stock issued for interest on notes payable	211,111	-
Stock issued for services	29,670	118,300
Fair market value of warrants and stock options granted	227,926	59,852
Beneficial conversion feature	367,744	21,583
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,320,159)	1,658,238
Decrease in other current assets	1,892,625	169,558
Increase (decrease) in accounts payable and accrued expenses	1,942,654	(1,096,850)
Net cash provided by operating activities	2,898,831	883,900
Cash flows from investing activities:
Purchases of property and equipment	(1,457,134)	(1,427,884)
Sales of property and equipment	60,501	2,591
Investment under equity method	-	(100,000)
Increase in intangible assets	(1,091,966)	(1,768,681)
Net cash used in investing activities	(2,488,599)	(3,293,974)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	252,900	140,000
Payment to common shareholders against fractional shares	(194)	-
Proceeds from convertible notes payable	-	4,000,000
Payments on convertible notes payable	-	(2,758,330)
Restricted cash	(1,571,442)	3,000,000
Bank overdraft	59,913	40,201
Proceeds from bank loans	2,591,135	1,873,486
Payments on capital lease obligations & loans - net	(1,160,684)	(4,885,224)
Net cash provided by financing activities	171,628	1,410,133
Effect of exchange rate changes in cash	(161,679)	(49,175)
Net increase (decrease) in cash and cash equivalents	420,181	(1,049,116)
Cash and cash equivalents, beginning of year	7,599,607	4,172,802
Cash and cash equivalents, end of year	$8,019,788	$3,123,686

See accompanying notes to the unaudited consolidated financial statements.

	For the Three Months Ended September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$102,198	$464,156
Taxes	$24,253	$(6,810)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the conversion of Notes Payable	$1,050,000	$-

See accompanying notes to the unaudited consolidated financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2012.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of NetSol Technologies, Inc. and subsidiaries (collectively, the “Company”) as follows:

Wholly-owned Subsidiaries
NetSol Technologies North America, Inc. (“NTNA”).
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

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Except for the option to perform the qualitative assessment, the Company does not anticipate that the adoption of the new standard will have a material impact on the Company.

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance will be effective for interim and annual periods beginning on January 1, 2013, and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect our financial condition, results of operations, or cash flows.

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

NOTE 4 – EARNINGS/ (LOSS) PER SHARE

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

The components of basic and diluted earnings per share were as follows:

For the three months ended September 30, 2012	Net Income	Shares	Per Share
Basic income per share:	$929,125	7,591,891	$0.12
Net income available to common shareholders
Effect of dilutive securities
Warrants		7,245
Diluted income per share	$929,125	7,599,136	$0.12

For the three months ended September 30, 2011	Net Income	Shares	Per Share
Basic loss per share:	$(1,458,708)	5,588,327	$(0.26)
Net income available to common shareholders
Effect of dilutive securities
Warrants
Diluted loss per share	$(1,458,708)	5,588,327	$(0.26)

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; HAFL uses the Euro; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht; Abraxas uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTNA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses are classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $12,897,998 and $12,361,759 as of September 30, 2012 and June 30, 2012 respectively. During the three months ended September 30, 2012 and 2011, comprehensive loss in the consolidated statements of operations included translation loss of $536,239 and $556,839 respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of September 30 2012	As of June 30 2012

Prepaid Expenses	$591,883	$596,180
Advance Income Tax	783,874	763,147
Employee Advances	33,773	24,026
Security Deposits	180,066	178,428
Tender Money Receivable	102,112	111,437
Other Receivables	287,176	511,466
Other Assets	378,377	463,618
Total	$2,357,261	$2,648,302

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of September 30 2012	As of June 30 2012

Office furniture and equipment	$1,950,176	$1,917,221
Computer equipment	15,843,251	14,986,148
Assets under capital leases	2,065,524	1,877,145
Building	2,109,511	2,133,174
Land	2,021,330	2,044,003
Capital work in progress	4,396,095	4,163,730
Autos	603,460	648,305
Improvements	232,214	230,759
Subtotal	29,221,561	28,000,485
Accumulated depreciation	(11,784,092)	(11,087,690)
	$17,437,469	$16,912,795

For the three months ended September 30, 2012 and 2011, depreciation expense totaled $754,108 and $636,568 respectively.  Of these amounts, $454,745 and $462,543 respectively, are reflected in cost of goods sold.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long term growth needs. The Company recorded capitalized interest of $424,589 and $331,145 as of September 30, 2012 and June 30, 2012, respectively.

Assets acquired under capital leases were $2,065,524 and $1,877,145 as of September 30, 2012 and June 30, 2012, respectively. Accumulated amortization related to these leases was $900,790 and $807,562 for the years ended June 30, 2012 and 2011, respectively.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of September 30, 2012	As of June 30, 2012
Product licenses	$42,942,371	$42,072,045
Customer lists	6,052,377	6,052,377
Technology	242,702	242,702
	49,237,450	48,367,124
Accumulated amortization	(20,464,584)	(19,864,141)
Intangible assets, net	$28,772,866	$28,502,983

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses include unamortized software development and enhancement costs of $19,390,935. Product licenses are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 8 years. Amortization expense for the three months ended September 30, 2012 and 2011 was $503,406 and $326,562, respectively.

(B) Customer Lists

On October 4, 2011, the Company entered into an agreement to acquire a UK based company “Virtual Leasing Services Limited” through one of its subsidiaries. As a result of this acquisition, the Company recorded $248,320 of an existing customer list.

Customer lists are being amortized based on a straight-line basis, which approximates the anticipated rate of attrition, which is currently a weighted average of approximately 5 years. Amortization expense for the three months ended September 30, 2012 and 2011 was $30,286 and $17,648, respectively.

(C) Technology

On October 4, 2011, the Company entered into an agreement to acquire a UK based company, Virtual Leasing Services Limited, through one of its subsidiaries. As a result of this acquisition, the Company recorded $242,702 of existing technology. Technology assets are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 5 years. Amortization expense for the three months ended September 30, 2012 and 2011 was $12,353 and $Nil.

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended;
September 30, 2013	2,063,192
September 30, 2014	1,864,121
September 30, 2015	1,424,106
September 30, 2016	1,042,202
September 30, 2017	794,023
Thereafter	21,585,224

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of September 30, 2012	As of June 30, 2012
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,685,858
USA	4,664,100	4,664,100

Total	$9,653,330	$9,653,330

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

Investment during the period	100,000
Net loss for the year ended June 30, 2012	(503,303)
NetSol's share (50.1%)	(252,155)
Unabsorbed losses brought forward	(51,731)
Total loss	(303,886)
Loss adjusted against investment	(100,000)
Loss adjusted against advance to investee	(200,000)
Net book value at June 30, 2012	$-

Investment during the period	-
Net loss for the period ended September 30, 2012	(200,965)
NetSol's share (50.1%)	(100,683)
Unabsorbed losses brought forward	(3,657)
Total loss	(104,340)
Loss adjusted against investment	-
Loss adjusted against advance to investee	-
Net book value at September 30, 2012	$-

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30 2012	As of June 30 2012

Accounts Payable	$1,393,336	$1,278,452
Accrued Liabilities	2,049,595	1,778,414
Accrued Payroll	84,747	17,097
Accrued Payroll Taxes	239,759	158,626
Interest Payable	123,356	326,746
Deferred Revenues	32,417	32,463
Taxes Payable	319,449	277,557
Total	$4,242,659	$3,869,355

NOTE 12 - DEBTS

(A) LOANS AND LEASES PAYABLE

Notes payable consisted of the following:

Name	As of September 30 2012	Current Maturities	Long-Term Maturities

D&O Insurance	$45,280	$45,280	$-
Habib Bank Line of Credit	1,629,382	1,629,382	-
Bank Overdraft Facility	389,560	389,560	-
HSBC Loan	1,340,630	357,404	983,226
Term Finance Facility	915,655	392,424	523,231
Subsidiary Capital Leases	920,150	616,569	303,581
	$5,240,657	$3,430,619	$1,810,038

Name	As of June 30 2012	Current Maturities	Long-Term Maturities

D&O Insurance	$89,996	$89,996	$-
Habib Bank Line of Credit	51,231	51,231	-
Bank Overdraft Facility	308,013	308,013	-
HSBC Loan	1,367,644	345,203	1,022,441
Term Finance Facility	1,058,201	529,101	529,100
Subsidiary Capital Leases	832,801	572,694	260,107
	$3,707,886	$1,896,238	$1,811,648

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.42% and 0.42% as of September 30 and June 30, 2012, respectively. Interest paid during the period ended September 30, 2012 and 2011 was nominal.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 1.99% as of September 30 and June 30, 2012, respectively.

Interest expense during the three months ended September 30, 2012 and 2011 was $3,208 and $20,114, respectively.

In June 2012, the Company’s subsidiary, NTNA entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by Certificates of Deposit of same value held at the bank. The interest rate on this line of credit is variable and was 1.99% as of June 30, 2012. Interest expense during the three months ended September 30, 2012 was $564.

The amount mentioned above, represents combine outstanding balance payable to Habib American Bank.

In February 2012, the Company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of landlord against the new office space. The Company has deposited $90,000 in a saving account with HSBC as collateral against this letter of credit.

In January 2011, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000, or approximately $323,380. The agreement was later revised in July 2012 whereby the limit was increased to £300,000 or $485,070 approximately until September 30, 2012 whereby it again reverts to £200,000 or $323,380 until December 2012. The annual interest rate is 4.25% over the bank’s sterling base rate, which was 0.5% as of September 30 and June 30, 2012, respectively. Total outstanding balance as of September 30, 2012 was £240,930 or $389,560 approximately.

In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,616,900 for a period of 5 years with monthly payments of £18,420, or $29,783 approximately. The interest rate was 4% which is 3.5% above bank sterling base rate. The subsidiary has used this facility up to £829,135, or $1,340,630, of which £608,093, or $983,226, was shown as long term and remaining £221,043, or $357,404, as current maturity.  Interest expense, for the period ended September 30, 2012, was £13,714, or $21,665.

The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The aggregate amount of these facilities is Rs. 162,500,000 or approximately $1,700,502 approximately (secured by the first charge of Rs. 580 million or approximately $6.07 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As of June 30, 2012, the subsidiary had used Rs. 100,000,000 or approximately $1,046,464 of which $523,232 was shown as long term liabilities and the remainder of $523,232 as current maturity. As of the period ended September 30, 2012, the company has used a total of Rs. 87,500,000 or approximately $915,655 of which $523,231 is shown as long term liabilities and the remainder of $392,424 as current maturity.

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2016. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2012 and 2011.

Following is the aggregate minimum future lease payments under capital leases as of September 30 and June 30, 2012:

	As of September 30 2012	As of June 30 2012
Minimum Lease Payments
Due FYE 9/30/12	$-	$629,251
Due FYE 9/30/13	682,882	215,953
Due FYE 9/30/14	236,056	71,218
Due FYE 9/30/15	99,123	-
Total Minimum Lease Payments	1,018,061	916,422
Interest Expense relating to future periods	(97,911)	(83,621)
Present Value of minimum lease payments	920,150	832,801
Less: Current portion	(616,569)	(572,694)
Non-Current portion	$303,581	$260,107

Following is a summary of fixed assets held under capital leases as of September 30 and June 30, 2012:

	As of September 30 2012	As of June 30 2012
Computer Equipment and Software	$749,891	$702,637
Furniture and Fixtures	403,428	403,439
Vehicles	609,989	468,853
Building Equipment	302,216	302,216

Total	2,065,524	1,877,145
Less: Accumulated Depreciation	(970,941)	(900,790)
Net	$1,094,583	$976,355

Interest expense for the three months ended September 30, 2012 and 2011 was $18,621 and $18,688, respectively.

(B) LOANS PAYABLE - BANK

The Company’s subsidiary, NetSol PK, has a loan with a bank, secured by the company’s assets. This loan consists of the following as of September 30 and June 30, 2012:

For the year ended September 30, 2012:

TYPE OF LOAN	MATURITY DATE	INTEREST RATE	BALANCE USD

Export Refinance	Every 6 months	11.00%	$2,092,926

Total			$2,092,926

For the year ended June 30, 2012:

TYPE OF LOAN	MATURITY DATE	INTEREST RATE	BALANCE USD

Export Refinance	Every 6 months	11.00%	$2,116,402

Total			$2,116,402

Interest expense for the three months ended September 30, 2012, and 2011 was $57,406 and $62,920, respectively.

NOTE 13 – OTHER PAYABLE AND COMMON STOCK TO BE ISSUED

On June 30, 2006, the Company acquired McCue Systems, Inc. (“McCue”), a California corporation (subsequently renamed NetSol Technologies North America, Inc.) The total purchase price was $7,080,385, including $3,784,635 of cash and 1,712,332 shares of the Company’s common stock. Of the total purchase price, the accompanying consolidated financial statements include certain amounts payable to McCue shareholders that have not been located as of the date of this report.

As of the period-ended September 30 and June 30, 2012, the remaining cash due of $103,226 is shown as “Other Payable” and the remaining stock to be issued of 4,670 shares at an average price of $18.90 is shown in “Common stock to be issued” in the accompanying consolidated financial statements.

NOTE 14 – CONVERTIBLE NOTES PAYABLE

The net outstanding balance of convertible notes as of September 30 and June 30, 2012 is as follows:

Issue Date	Balance net of BCF @ 9/30/12	Current Portion	Long Term	Maturity Date

Sep-12	2,681,861	2,681,861	-	Sep-13

Total	2,681,861	2,681,861	-

Issue Date	Balance net of BCF @ 6/30/12	Current Portion	Long Term	Maturity Date

Sep-11	3,745,457	2,809,093	936,364.25	Sep-13

Total	3,745,457	2,809,093	936,364.25

For the periods ended September 30, 2012 and 2011, the interest accrued on convertible notes was $225,011 and $116,262, respectively.

(A) 2011 CONVERTIBLE DEBT

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

On September 13, 2012, the parties replaced the note with a new note for the same principal amount, an elimination of a shareholders’ receivable condition, a decrease in the interest rate and a decrease in the conversion price from $7.73 to $4.93.

From July 1, 2012 to the date of exchange, the company accrued interest amounting to $144,000 at default rate due to non-compliance of one of the note provisions.

The Company has expensed out balance amount of financing cost and discount on the old note at the date of replacement and recorded a further discount of $381,339 which will be amortized over the remaining life of note. However due to partial conversion of notes worth $1,050,000 till September 30, 2012, out of this discount, a total amount of $113,200 has been expensed out in these consolidated financial statements. Due to the reduction in conversion price the number of warrants has also been adjusted to 168,943.

NOTE 15 - STOCKHOLDERS’ EQUITY

(A) TREASURY STOCK

On November 11, 2011, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 250,000 of its shares of common stock over the following 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The Company repurchased 4,430 shares of common stock from open market against cash consideration of $19,417 until September 30, 2012. The repurchase program expired by its own terms in May 2012. The balance as of September 30 and June 30, 2012 was $415,425.

(B) SHARES ISSUED FOR SERVICES TO RELATED PARTIES

During the three months ended September 30, 2012 and 2011, the Company issued a total of 2,500 and 2,250 shares of restricted common stock for services rendered by the officers of the Company. These shares were valued at the fair market value of $11,500 and $37,575 respectively.

The Company recorded an expense of $13,700 and $97,500 against the services rendered by officers during the three months ended September 30, 2012 and 2011.

During the three months ended September 30, 2012 and 2011, the Company issued a total of Nil and 8,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $Nil and $133,600 respectively.

The Company recorded an expense of $Nil and $20,800 for services rendered by the independent members of the Board of Directors as part of their board compensation during the three months ended September 30, 2012 and 2011.

During the period ended September 30, 2012 and 2011, the Company issued a total of 1,250 and Nil shares of its common stock to employees as required according to the terms of their employment agreements valued at $5,750 and $Nil, respectively.

The Company recorded an expense of $6,850 and $Nil as part of compensation to employees as required according to the terms of their employment agreements during the three months ended September 30, 2012 and 2011.

(C) SHARE-BASED PAYMENT TRANSACTIONS

During the period ended September 30, 2012, and June 30, 2012, the Company issued a total of 2,400 and 17,300 shares of its common stock for provision of services to unrelated consultants valued at $9,120 and $91,520, respectively.

(D) REVERSE STOCK SPLIT

On August 6, 2012 the shareholders of the Company authorized the board of directors to conduct a reverse split of the common stock of the Company in a range from 5 to 15 shares into one. Pursuant to the authority granted, the board approved the ratio of 10:1 for the reverse split which was effectuated on August 13, 2012. All figures have been presented on this basis of reverse split where ever applicable for all the periods presented in these financial statements.

NOTE 16 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

	# of shares	Exercise Price			Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2011	691,932	$30.00	to	$50.00	$-
Granted	351,259	$3.00	to	$7.50
Exercised	(231,259)	$3.00	to	$12.50
Expired / Cancelled	(8,499)	$7.50	to	$16.50
Outstanding and exercisable, June 30, 2012	803,433	$6.50	to	$50.00	$-
Granted	94,922	$3.50	to	$4.75
Exercised	(94,922)	$3.50	to	$4.75
Expired / Cancelled	(53,002)	$25.00	to	$29.10
Outstanding and exercisable, September 30, 2012	750,431	$6.50	to	$50.00	$-

WARRANTS:
Outstanding and exercisable, June 30, 2011	17,823	$3.10	to	$37.00	$-
Granted	246,396	$5.00	to	$7.73
Exercised
Expired	(2,500)	$18.50	to	$37.00
Outstanding and exercisable, June 30, 2012	261,719	$3.10	to	$7.73	$(30,105)
Granted / adjusted	5,922
Exercised	(15,323)			$3.10
Expired
Outstanding and exercisable, September 30, 2012	252,318	$5.00	to	$7.46	$-

The average life remaining on the options and warrants as of September 30, 2012 is as follows:

Exercise Price			Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
Issued by the Company
$0.10	-	$9.90	270,000	5.20	6.98
$10.00	-	$19.90	187,431	2.91	18.94
$20.00	-	$29.90	229,000	2.67	26.55
$30.00	-	$50.00	64,000	1.30	43.83
Totals			750,431	3.52	19.08

WARRANTS:
$3.10	-	$7.73	252,318	4.05	6.65
Totals			252,318	4.05	6.65

All options and warrants granted are vested and are exercisable as of September 30, 2012.

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

OPTIONS

During the quarter ended September 30, 2012, the Company granted 28,572 options to two employees with an exercise price of $3.50 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $20,036 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.07%

Expected life 1 month

Expected volatility 27.27%

During the quarter ended September 30, 2012, the Company granted 16,350 options to one employee with an exercise price of $4.00 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $4,209 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.08%

Expected life 1 month

Expected volatility 28.43%

During the quarter ended September 30, 2012, the Company granted 50,000 options to two employees with an exercise price of $4.75 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $55,040 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.1%

Expected life 1 month

Expected volatility 26.58%

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

On September 13, 2012, the parties replaced the note with a new note for the same principal amount, an elimination of a shareholders’ receivable condition, a decrease in the interest rate and a decrease in the conversion price from $7.73 to $4.93. Due to reduction in the note conversion price, the exercise price of warrants has been adjusted downward from $7.73 to $7.46 and the number of warrants has increased from 163,021 to 168,943.

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

PERFORMANCE AWARDS

Under the 2011 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards maybe based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2011 Plan, which is subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of September 30, 2012, 13,200 shares have been issued under this plan to non- officers employees.

NOTE 17 – SEGMENT AND GEOGRAPHIC AREAS

The Company has identified three global regions or segments for its products and services; North America, Europe, and Asia-Pacific.  Our reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location.  We account for intra-company sales and expenses as if the sales or expenses were to third parties and eliminate them in the consolidation.  The following table presents a summary of operating information and certain balance sheet information for the three months ended September 30:

	2012	2011
Revenues from unaffiliated customers:
North America	$1,713,190	$909,069
Europe	1,506,001	916,619
Asia - Pacific	7,852,709	4,403,020
Consolidated	$11,071,900	$6,228,708

Operating income (loss):
Corporate headquarters	$(900,725)	$(905,143)
North America	(233,685)	28,714
Europe	(23,805)	(128,395)
Asia - Pacific	2,660,161	178,382
Consolidated	$1,501,946	$(826,442)

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,503,819)	$(1,208,576)
North America	(233,936)	28,526
Europe	(34,970)	(58,419)
Asia - Pacific	3,034,129	(82,981)
Consolidated	$1,261,404	$(1,321,450)

Identifiable assets:
Corporate headquarters	$14,163,394	$14,310,339
North America	3,242,885	1,856,622
Europe	5,989,190	4,184,885
Asia - Pacific	73,165,459	60,877,049
Consolidated	$96,560,928	$81,228,895

Depreciation and amortization:
Corporate headquarters	$33,889	$17,705
North America	159,901	75,434
Europe	226,983	121,448
Asia - Pacific	879,379	766,191
Consolidated	$1,300,152	$980,778

Capital expenditures:
Corporate headquarters	$720	$-
North America	36,646	1,444
Europe	13,370	-
Asia - Pacific	1,406,398	1,426,440
Consolidated	$1,457,134	$1,427,884

Net revenues by our various products and services provided for the period ended September 30, are as follows:

	2012	2011
Licensing Fees	$3,241,501	$1,075,850
Maintenance Fees	2,045,706	2,037,206
Services	5,784,693	3,115,652
Total	$11,071,900	$6,228,708

NOTE 18 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at September 30, 2012

NetSol PK	39.48%	$13,598,682
NetSol-Innovation	49.90%	1,192,487
VLS	49.00%	707,975

Total		$15,499,144

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2012

NetSol PK	39.48%	$13,600,492
NetSol-Innovation	49.90%	1,076,833
VLS	49.00%	722,096

Total		$15,399,421

(A) NETSOL TECHNOLOGIES, LIMITED

For the three months ended September 30, 2012 and 2011, NetSol PK had net income of $606,090 and net loss of $(99,918). The related non-controlling interest was $239,284 and $(39,448), respectively.

(B) NETSOL INNOVATION (PRIVATE) LIMITED

For the three months ended September 30, 2012 and 2011, NetSol Innovation had net income of $256,535 and $354,119. The related non-controlling interest was $128,011 and $176,705, respectively.

(C) VIRTUAL LEASE SERVICES

For the period ended September 30, 2012, VLS had a net loss of $(64,620). The related 49% non-controlling interest was $31,664.

NOTE 19 – INCOME TAXES

Our effective tax rates were approximately 1.10% and 1.89% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.  Also, the Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future.

NOTE 20 - SUBSEQUENT EVENTS

20,284 shares were issued to one of the holder of convertible note against conversion of $100,000 of principal value.

Employees of the Company exercised options to acquire 30,000 shares of common stock valued at $142,500.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2012.

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

The Company is organized into two main revenue areas, consisting of enterprise solutions – NetSol Financial Suite (NFS™) – for the global financing, leasing and lending industry, and a portfolio of managed services, including customized application development, systems integration, and business process engineering.   In addition, NetSol’s solutions portfolio includes smartOCI® its e-Procurement search engine for SAP SRM users.

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

NetSol combines domain expertise with competitive cost blended rates from its “center of excellence”  delivery center in Pakistan and other global centers located in the USA, UK, Thailand and China, Our model also provides localized programs in key markets and project management while minimizing any implementation risk associated with a single service center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  Our global locations provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”.

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

NFS™ also includes LeasePak.  LeasePak provides the leasing technology industry with the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners.  LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users.  In terms of scalability, NetSol Technologies North America offers the basic solutions as well as a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and complexities of operations. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors.

NetSol North America, Inc. has recently launched its Infrastructure as a Service (IaaS) business line.  In its updated public cloud forecast in June 2012, Gartner estimated that IaaS was the fastest growing cloud segment.  NetSol’s IaaS offering will differentiate itself from the competition by providing much enhanced performance at a lower cost point.  At an elastic cloud price, management believes these customers will experience performance, reliability and speed usually associated with a highly scalable private cloud.

Our product offerings and services also include: LeaseSoft Portals and Modules through our European operations; LeasePak 6.0b of our NFS™ product suite; enterprise wide information systems, such as or LRMIS, MTMIS, business intelligence and information security services.

NetSol’s IP, smartOCI®, now part of  Vroozi, Inc., a wholly owned subsidiary of NTI, develops innovative e-commerce solutions for all business sizes and industry verticals which help companies search, source, negotiate, and order goods and services from suppliers electronically optimizing organization’s procurement and supply chain operations.  Vroozi’s business to business search engine, collaborative commerce, and electronic marketplace applications are deployed On Demand and can integrate seamlessly with major ERP vendor systems such as SAP or deployed independently on the Internet.

Vroozi’s first product to market is smartOCI®; a new search engine technology and buy-side content marketplace provider which enables corporate buyers and shoppers a simple and intuitive user interface to search multiple supplier catalogs simultaneously within the SAP procurement application.  The smartOCI® technology was officially released to the market in 2011 at the SAP SAPPHIRE Conference in Orlando, Florida, and has strengthened NetSol’s presence in the global SAP Services market.

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the quarter ended September 30, 2012.  It should be read together with our consolidated financial statements and related notes included herein.

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

•	A leading U.S. chipmaker has signed an agreement to implement smartOCI® search engine in its SAP e-Procurement environment.
•	NTE jointly acquired United Kingdom-based Virtual Lease Services, Ltd. (“VLS”), together with Investec Asset Finance Plc.
•	Signed a multi-million dollar agreement to implement the NFS™ solution, including its retail platforms, to a European Automobile manufacturer for its Malaysian operations.
•	Won a major contract in the area of ‘Information Security’ with a leading Telecom in Pakistan.
•	NetSol Technologies signed a significant contract to implement its NFSTM solution for a major European automobile manufacturer.
•	Signed a multi-million dollar contract with a major heavy machinery manufacturer to implement its core NetSol Financial Suite solution in Thailand.

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

This plan is designed to:

●	Achieve 15-25% annual revenue growth for the next 5 years

●	Achieve 55-60% gross margins in 2013 and average 65% for next three years.

●	Result in enhanced organic growth

●	Build a strong new ecommerce vertical under Vroozi platform

●	Continue to enhance delivery and service capabilities in Pakistan ,China, Thailand, USA and UK.

●	Strengthen NetSol brand and market shares in APAC markets

●	Consistently hire the best available talent to develop the next line of managers for our growing demand

The plan contemplates the following enhanced activities and initiatives will accomplish these goals:

o	Continued expansion in the Chinese market which offers ever growing new opportunities in the auto, banking and lending sectors for NFS™.

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

Funding and Investor Relations:

The fundamental challenge constantly facing the management is to achieve sustainable growth with a healthy balance sheet, without too much dilution. In light of global opportunities for organic growth and through alliances and mergers and acquisitions, the Company raised cash through a public offering of shares of common stock in 2012.  We are using this cash infusion to support sales and marketing, Vroozi, infrastructure, and operations and capital investment in the Chinese subsidiary, NetSol Beijing.  Going forward any new capital raise would depend on new opportunities to accelerate growth organically and/or through M&A.

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

•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 year tax holiday on IT exports of services. There are 4 more years remaining on this tax incentive.

Negative trends:

•	Geopolitical unrest due to extremism in the regions of Pakistan and Afghanistan.

•	Continued strains in US-Pakistan relations.

•	The emergence of many smaller players offering IT solutions in China has resulted in greater price competition.

•
The fear of renewed recession in the US and, a continued sluggish European market could adversely affect our business in North America and Europe.  Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems, squeezing IT budgets and extending decision making cycles.  Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.  Anticipated worsening US deficit and a rise in inflation in coming years would put further stress on consumers and business spending.

•	Volatility in oil prices, the Euro zone in European markets and uncertainty overall in global economies could deter the growth and GDP in the US.

•	Unrest and growing war in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

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

MULTIPLE ELEMENT ARRANGEMENTS

We may enter into multiple element revenue arrangements in which a customer may purchase a number of different combinations of software licenses, consulting services, maintenance and support, as well as training and development (multiple element arrangements).

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

CASH RESOURCES

The company had $8.02 million worldwide in cash as on September 30, 2012.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website.  Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website.  Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts.  Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http://www.netsoltech.com/us/investors/corporate-governance .  The content of our websites are not intended to be incorporated by reference into this 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

CHANGES IN FINANCIAL CONDITION

QuarterEnded September 30, 2012 as compared to the Quarter Ended September 30, 2011

Net revenues for the quarter ended September 30, 2012 and 2011 are broken out among the subsidiaries as follows:

	2012		2011
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	1,279,721	11.56%	909,069	14.59%
Vroozi	433,469	3.92%	-
	1,713,190	15.47%	909,069	14.59%

Europe:
NTE	1,117,915	10.10%	916,618	14.72%
VLS	388,086	3.51%	-	0.00%
	1,506,001	13.60%	916,618	14.72%
Asia-Pacific:
NetSol PK	3,793,002	34.26%	3,184,046	51.12%
NetSol-Innovation	804,509	7.27%	902,195	14.48%
Connect	169,243	1.53%	149,795	2.40%
Abraxas	751,889	6.79%	68,782	1.10%
NTPK Thailand	2,334,066	21.08%	98,202	1.58%

	7,852,709	70.92%	4,403,020	70.69%

Total	$11,071,900	100.00%	$6,228,708	100.00%

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended September 30, 2012 and 2011 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2012	%	2011	%
Net Revenues:
License fees	$3,241,501	29.28%	$1,075,850	17.27%
Maintenance fees	2,045,706	18.48%	2,037,206	32.71%
Services	5,784,693	52.25%	3,115,652	50.02%
Total net revenues	11,071,900		6,228,708	100.00%
Cost of revenues:
Salaries and consultants	3,385,668	30.58%	2,383,411	38.26%
Travel	325,294	2.94%	285,673	4.59%
Repairs and maintenance	127,997	1.16%	74,194	1.19%
Insurance	37,719	0.34%	35,868	0.58%
Depreciation and amortization	958,151	8.65%	789,105	12.67%
Other	921,858	8.33%	516,409	8.29%
Total cost of revenues	5,756,687	51.99%	4,084,660	65.58%
Gross profit	5,315,213	48.01%	2,144,048	34.42%
Operating expenses:
Selling and marketing	762,963	6.89%	700,281	11.24%
Depreciation and amortization	342,001	3.09%	191,674	3.08%
Salaries and wages	1,153,873	10.42%	806,564	12.95%
Professional services, including non-cash compensation	206,502	1.87%	186,749	3.00%
General and adminstrative	1,347,928	12.17%	1,085,222	17.42%
Total operating expenses	3,813,267	34.44%	2,970,490	47.69%
Income (loss) from operations	1,501,946	13.57%	(826,442)	-13.27%
Other income and (expenses)
Gain (loss) on sale of assets	14,296	0.13%	(1,641)	-0.03%
Interest expense	(292,389)	-2.64%	(251,430)	-4.04%
Interest income	24,167	0.22%	32,805	0.53%
Gain on foreign currency exchange transactions	395,156	3.57%	(120,906)	-1.94%
Share of net loss from equity investment	-	0.00%	(100,000)	-1.61%
Beneficial conversion feature	(367,744)	-3.32%	(21,583)	-0.35%
Other (expense)	(32)	0.00%	(7,719)	-0.12%
Total other (expenses)	(226,546)	-2.05%	(470,474)	-7.55%
Net income (loss) before income taxes	1,275,399	11.52%	(1,296,916)	-20.82%
Income taxes	(13,996)	-0.13%	(24,534)	-0.39%
Net income (loss) after tax	1,261,403	11.39%	(1,321,450)	-21.22%
Non-controlling interest	(332,279)	-3.00%	(137,258)	-2.20%
Net income (loss) attibutable to NetSol	929,124	8.39%	(1,458,708)	-23.42%

Net revenues for the quarter ended September 30, 2012 were $11,071,900 as compared to $6,228,708 for the quarter ended September 30, 2011.  This reflects a significant increase of $4,843,192 or 77.76% in the current quarter as compared to the quarter ended September 30, 2011.  Year over year, revenue from license income was increased by $2,165,651 mainly due to signing of new deals of the core NetSol Financial SuiteTM. The comparative quarter was one of our most sluggish quarters as certain deals were delayed. Services revenue, which also includes consulting and implementation, increased to $5,784,693, as compared to $3,115,652 last year. This is an increase by 85.67%. The increase in services revenue is due to implementation of our product at new customers’ sites and ongoing requests for customization and enhancement from our existing customers. Our maintenance fees slightly increased by $8,500.00, which was $2,045,706 in the current quarter, as compared to $2,037,206 in the comparable period. As we manage to sell more licenses, this fee is expected to increase in the future.

The gross profit was $5,315,213 in the quarter ending September 30, 2012 as compared with $2,144,048 for the same quarter of the previous year. This is an increase of 147.91% or $3,171,165.  The gross profit percentage for the quarter also increased to 48.01% from 34.42% in the quarter ended September 30, 2011, mainly due to increase in license and services revenue. The cost of sales was $5,756,687 in the current quarter compared to $4,084,660 in the comparable quarter of fiscal 2011. As a percentage of sales it decreased from 65.58% for the quarter ended September 30, 2011 to 52% in the current quarter. Salaries and consultant fees increased by $1,002,257; from $2,383,411, in the prior comparable quarter, to $3,385,668. As a percentage of sales, it decreased from 38.26% in the prior comparable quarter to 30.58% in the current quarter. The increase in salaries is due to the annual pay raise and hiring of new employees at key locations including North America, China and Thailand. Depreciation and amortization expense increased to $958,151 compared to $789,105 in the corresponding quarter last year or an increase of $169,046.

Operating expenses were $3,813,267 for the quarter ending September 30, 2012 as compared to $2,970,490, for the corresponding period last year or an increase of 28.37% or $842,777.  As a percentage of sales, it decreased from 47.69% to 34.44%. The main reason of this variation is the consolidation of expenses of another subsidiary (VLS) which was not in the corresponding period. Depreciation and amortization expense amounted to $342,001 and $191,674 for the quarter ended September 30, 2012 and 2011, respectively.  Combined salaries and wage costs were $1,153,873 and $806,564 for the comparable periods, respectively. As a percentage of sales, these costs decreased from 12.95% to 10.42%.  General and administrative expenses were $1,347,928 and $1,085,222 for the quarters ended September 30, 2012 and 2011, respectively, an increase of $262,706 or 24.21%.  As a percentage of sales, these expenses were 12.17% in the current quarter compared to 17.42% in the comparable quarter.

Selling and marketing expenses were $762,963 and $700,281, in the quarter ended September 30, 2012 and 2011, respectively. The Company is marketing its products in different geographies of the world and has hired more professional resources for the business development. Also the aggressive marketing of smartOCI® and other Vroozi products in North America and Europe has resulted in increase in sales and marketing expenses. Professional services expense increased 10.58% to $206,502 in the quarter ended September 30, 2012, from $186,749 in the corresponding period last year.

Income from operations was $1,501,946, compared to loss of $826,442, for the quarters ended September 30, 2012 and 2011, respectively. This represents an increase of $2,328,388 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 13.57% in the current quarter compared to a net loss of 13.27% in the prior period.

Net income was $929,124, compared to a net loss of $1,458,708, for the quarters ended September 30, 2012 and 2011, respectively.  This is an increase of $2,387,832 compared to the prior year.  Included in this income is foreign currency exchange gain of $395,156 compared to an exchange loss of $120,906 in the same reporting period last year, mainly due to appreciation of the USD, Euro and Pound in the current quarter against the Pakistan Rupee. The current fiscal quarter amount includes a net reduction of $332,279, compared to $137,258 in the prior period, for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 39.48% non-controlling interest in NetSol PK and 49% non-controlling interest in VLS. Interest expense was $292,389 in the current quarter as compared to $251,430 in the comparable period.  Net income per share, basic and diluted, was $0.12 as compared to net loss per share $0.26 for the quarters ended September 30, 2012 and 2011 respectively.

The net EBITDA income was $2,511,495 compared to a loss of $234,770 for the quarters ended September 30, 2012 and 2011, after amortization and depreciation charges of $1,300,152 and $980,779, income taxes of $13,996 and $24,534, interest expense of $292,389 and $251,430, and interest income of $24,167 and $32,805 respectively.  The EBITDA earning per share, basic and diluted was $0.33 for the quarter ended September 30, 2012 as compared to a loss per share of $0.04 for the quarter ended September 30, 2011.  As a percentage of revenues EBITDA was 22.68% compared to (3.77%) for the quarters ended September 30, 2012 and 2011, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

We note that the Company's cash position was $8,019,788 at September 30, 2012, compared to $3,123,686 at September 30, 2011.

Net cash provided by operating activities amounted to $2,898,831 for the three months ended September 30, 2012, as compared to $883,900 for the comparable period last fiscal year. The increase is mainly due to increase in net profits of the Company. The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. The average days sales outstanding, for the period ended September 30, 2012, was 150 days as compared with 205 days in same period of fiscal 2012.

Net cash used by investing activities amounted to $2,488,599 for the three months ended September 30, 2012, as compared to $3,293,974 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $1,457,134 compared to $1,427,884 for the comparable period last fiscal year. The increase in intangible assets which represents amounts capitalized for the development of new products was $1,091,966 and $1,768,681 for the comparable periods.

Net cash provided by financing activities amounted to $171,628 and $1,410,133 for the three months ended September 31, 2012, and 2011, respectively. The three months ended September 30, 2012 included the cash inflow of $252,900 from the exercising of stock options and warrants compared to $140,000 in the three months ended September 30, 2011. In the current fiscal period, the Company had net payments on account of bank loans, loans and capital leases of $1,160,684 as compared to $4,885,224 in the comparable period last year. The Company is operating in varying geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. The company and all its subsidiaries are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. The Company anticipates to pay back all these obligations on their respective due dates from its own sources.

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

Financial Covenants

Our UK based subsidiary, NetSol Technologies Europe Limited (NTE) has an approved overdraft facility of £300,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 for the acquisition VLS. This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost.  The Pakistani subsidiary, NetSol Technologies Limited (NTPK) has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 362.5 million ($3,793,428) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Report (September 30, 2012).   Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were not effective given the weakness of our internal control over financial reporting.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2012. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of September 30, 2012, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its accounting staff do not have sufficient technical accounting knowledge relating to accounting for complex U.S. GAAP matters.  Although our CFO is a Chartered Accountant (CA) in Pakistan neither he, nor our controllers, holds a Certified Public Accounting (CPA) license in the United States.  While the CA certification is recognized in several key countries relative to the Company’s operations, including Pakistan, the United Kingdom, and other British Commonwealth countries, the Company has determined that a deficiency exists with respect to required financial reporting expertise in the United States. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2012.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Company issued 1,250 shares of common stock to employees of the Company as compensation according to the terms of the Company’s Equity Incentive Plan.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

In July 2012, the Company issued 2,400 shares of common stock to its investor relation firm as part of the compensation due to the firm in exchange for services performed.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.  The firm is an accredited investor with access to information regarding the Company by virtue of its position as investor relations advisor.

In July 2012, the Company issued 2,500 shares of common stock to non-director, officers of the Company.  The shares were issued for services rendered through June 30, 2011 and were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.  Each employee is an accredited investor with access to information regarding the Company by virtue of their position with the Company.

In July, 2012, option holders exercised a total of 44,922 options to purchase common stock pursuant to the terms of the Company’s Equity Incentive Plans.  In September, 2012, option holders exercised an additional 50,000 options to purchase common stock pursuant to the Company’s Equity Incentive Plans.

In September, 2012, two accredited investors converted portions of the principals of their convertible notes into shares of common stock.  The total converted was $1,050,000 principal value at a per share conversion price of $4.93 into 212,982 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

The results of the vote of security holders for the meeting held on August 6, 2012 has been previously reported on current report Form 8-K.

Item 5. Other Information

On August 13, 2012, the Company affected a 1 for 10 reverse stock split.

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

NETSOL TECHNOLOGIES, INC.

Date:	November 14, 2012	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer

Date:	November 14, 2012	/s/Boo-Ali Siddiqui
BOO-ALI SIDDIQUI
Principal Financial Officer and Chief Financial Officer Principal Accounting Officer