Form 10-Q
period 2012-12-31
NETSOL TECHNOLOGIES INC
filed 2013-02-12
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ___                                No _X

The issuer had 8,192,447 shares of its $.01 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of February 8, 2013.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	As of December 31, 2012	As of June 30, 2012
Current assets:
Cash and cash equivalents	$9,579,693	$7,599,607
Restricted cash	2,398,659	141,231
Accounts receivable, net	15,621,790	13,757,637
Revenues in excess of billings	11,443,669	12,131,329
Other current assets	2,118,234	2,648,302
Total current assets	41,162,045	36,278,106
Investment under equity method	547,306	-
Property and equipment, net	18,434,767	16,912,795

Intangible assets, net	28,756,690	28,502,983
Goodwill	9,653,330	9,653,330
Total intangibles	38,410,020	38,156,313
Total assets	$98,554,138	$91,347,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,034,587	$3,869,355
Current portion of loans and obligations under capitalized leases	3,473,417	1,896,238
Other payables - acquisitions	103,226	103,226
Unearned revenues	4,510,426	2,704,661
Convertible notes payable, current portion	2,656,245	2,809,093
Loans payable, bank	2,051,282	2,116,402
Common stock to be issued	88,325	105,575
Total current liabilities	16,917,508	13,604,550
Obligations under capitalized leases, less current maturities	276,821	260,107
Convertible notes payable less current maturities	-	936,364
Long term loans; less current maturities	1,294,976	1,551,541
Total liabilities	18,489,305	16,352,562
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 15,000,000 shares authorized; 8,021,489 & 7,513,745 issued and outstanding as of December 31, 2012 and June 30, 2012	80,215	75,137
Additional paid-in-capital	109,220,684	106,101,165
Treasury stock	(415,425)	(415,425)
Accumulated deficit	(28,532,291)	(31,684,399)
Stock subscription receivable	(2,342,238)	(2,119,488)
Other comprehensive loss	(13,893,118)	(12,361,759)
Total NetSol shareholders' equity	64,117,827	59,595,231
Non-controlling interest	15,947,006	15,399,421
Total stockholders' equity	80,064,833	74,994,652
Total liabilities and stockholders' equity	$98,554,138	$91,347,214

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Net Revenues:
License fees	3,505,847	2,047,855	6,747,348	3,123,705
Maintenance fees	2,664,813	2,121,282	4,710,519	4,158,488
Services	5,637,009	4,436,915	11,421,702	7,552,567
Total net revenues	11,807,669	8,606,052	22,879,569	14,834,760
Cost of revenues:
Salaries and consultants	2,948,533	2,287,803	6,334,201	4,671,214
Travel	386,194	254,169	711,488	539,841
Repairs and maintenance	123,722	96,723	251,719	170,917
Insurance	41,007	31,348	78,726	67,216
Depreciation and amortization	1,024,007	812,510	1,982,158	1,601,615
Other	558,777	421,416	1,480,635	937,825
Total cost of revenues	5,082,240	3,903,969	10,838,927	7,988,628
Gross profit	6,725,429	4,702,083	12,040,642	6,846,132
Operating expenses:
Selling and marketing	931,210	735,132	1,694,173	1,435,413
Depreciation and amortization	333,435	289,030	675,436	480,704
Bad debt expense	54,889	-	54,889	192,250
Salaries and wages	1,192,787	1,152,023	2,346,660	1,958,587
Professional services, including non-cash compensation	156,668	236,911	363,170	423,660
General and administrative	1,136,792	1,072,483	2,484,720	1,965,455
Total operating expenses	3,805,781	3,485,579	7,619,048	6,456,069
Income from operations	2,919,648	1,216,504	4,421,594	390,063
Other income and (expenses)
(Loss) gain on sale of assets	(275)	(1,633)	14,021	(3,274)
Interest expense	(179,932)	(158,957)	(472,321)	(419,164)
Interest income	31,617	7,264	55,784	40,069
Gain on foreign currency exchange transactions	504,738	160,125	899,894	39,219
Share of net income (loss) from equity investment	484,487	-	484,487	(100,000)
Beneficial conversion feature	(74,384)	(61,441)	(442,128)	(74,247)
Other income (expense)	36	(8,987)	4	(16,706)
Total other income (expenses)	766,287	(63,629)	539,741	(534,103)
Net income (loss) before income taxes	3,685,935	1,152,875	4,961,335	(144,040)
Income taxes	2,548	(7,005)	(11,448)	(31,539)
Net income (loss) after tax	3,688,483	1,145,870	4,949,887	(175,579)
Non-controlling interest	(1,465,500)	(826,303)	(1,797,779)	(963,561)
Net income (loss) attributable to NetSol	2,222,983	319,567	3,152,108	(1,139,140)

Other comprehensive income (loss):
Translation adjustment	(1,394,216)	(1,039,343)	(2,163,011)	(2,013,541)
Comprehensive income (loss)	828,767	(719,776)	989,097	(3,152,681)
Comprehensive loss attributable to non controlling interest	(399,096)	(437,533)	(631,652)	(854,892)
Comprehensive income (loss) attributable to NetSol	1,227,863	(282,243)	1,620,749	(2,297,789)

Net income (loss) per share:
Basic	$0.28	$0.06	$0.41	$(0.20)
Diluted	$0.28	$0.06	$0.40	$(0.20)
Weighted average number of shares outstanding
Basic	7,957,521	5,665,562	7,774,719	5,626,944
Diluted	7,968,598	5,726,155	7,785,796	5,626,944

Amounts attributable to NetSol common shareholders
Net income / (loss)	$2,222,983	$319,567	$3,152,108	$(1,139,140)

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,949,887	$(175,580)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,657,594	2,082,319
Provision for bad debts	54,889	192,250
Share of net (income) loss from investment under equity method	(484,487)	100,000
(Gain) loss on sale of assets	(14,021)	3,274
Stock issued for interest on notes payable	211,111	-
Stock issued for services	29,670	155,500
Fair market value of warrants and stock options granted	320,021	256,479
Beneficial conversion feature	442,128	74,247
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,864,153)	3,322,973
Decrease (increase) in other current assets	1,217,728	(2,042,183)
Increase (decrease) in accounts payable and accrued expenses	1,908,178	(11,801)
Net cash provided by operating activities	9,428,545	3,957,478
Cash flows from investing activities:
Purchases of property and equipment	(3,537,918)	(2,832,212)
Sales of property and equipment	59,350	73,048
Purchase of treasury stock	-	(19,417)
Investment under equity method	-	(100,000)
Purchase of non-controlling interest in subsidiaires	(621,563)	-
Acquisition, net of cash acquired	-	(253,192)
Increase in intangible assets	(2,132,595)	(3,713,090)
Net cash used in investing activities	(6,232,726)	(6,844,863)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	612,650	368,000
Payment to common shareholders against fractional shares	(194)	-
Proceeds from sale of subsidiary stock to non-controlling interest	3,031	-
Proceeds from convertible notes payable	-	4,000,000
Payments on convertible notes payable	-	(2,758,330)
Restricted cash	(2,257,428)	2,996,382
Proceeds from bank loans	2,049,698	3,866,758
Payments on capital lease obligations & loans - net	(723,936)	(5,123,981)
Net cash (used) provided by financing activities	(316,179)	3,348,829
Effect of exchange rate changes in cash	(899,554)	89,120
Net increase in cash and cash equivalents	1,980,086	550,564
Cash and cash equivalents, beginning of year	7,599,607	4,172,802
Cash and cash equivalents, end of year	$9,579,693	$4,723,366

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months Ended December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$248,118	$520,470
Taxes	$24,252	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued against the payment of vendors	$-	$50,000
Stock issued for the conversion of Notes Payable	$1,150,000	$-

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the qualitative goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more likely than not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard is effective in the second quarter of fiscal 2013, and is not expected to have a material impact on the consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

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

NETSOL TECHNOLOGIES, INC.

NOTE 4 – EARNINGS/ (LOSS) PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, convertible note payable and stock awards.

The components of basic and diluted earnings per share were as follows:

For the six months ended December 31, 2012	Net Income	Shares	Per Share
Basic income per share:	$3,152,108	7,774,719	$0.41
Net income available to common shareholders
Effect of dilutive securities
Warrants		11,077
Diluted income per share	$3,152,108	7,785,796	$0.40

For the six months ended December 31, 2011	Net Income	Shares	Per Share
Basic loss per share:	$(1,139,141)	5,626,944	$(0.20)
Net income available to common shareholders
Effect of dilutive securities *
Stock options		-
Warrants		-
Diluted loss per share	$(1,139,141)	5,626,944	$(0.20)

* As there is a loss, these securities are anti-dilutive.  The basic and diluted loss per share  is the same for the six months ended December 31, 2011. Convertible notes, being anti dilutive, have not been considered in diluted number of shares.

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; HAFL uses the Euro; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht; Abraxas uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTNA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $13,893,118 and $12,361,759 as of December 31, 2012 and June 30, 2012 respectively. During the six months ended December 31, 2012 and 2011, comprehensive gain (loss) in the consolidated statements of operations included translation loss of $1,531,359 and a translation gain of $610,810 respectively.

NOTE 6 – ACCOUNTS  RECEIVABLE

Accounts receivable include an amount of US$ 150,050 due from related party.

NETSOL TECHNOLOGIES, INC.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of December 31 2012	As of June 30 2012

Prepaid Expenses	$444,394	$596,180
Advance Income Tax	787,884	763,147
Employee Advances	34,408	24,026
Security Deposits	186,944	178,428
Tender Money Receivable	98,823	111,437
Other Receivables	316,554	511,466
Other Assets	178,057	463,618
Due From Related Party	71,170	-
Total	$2,118,234	$2,648,302

Due from related party as of December 31, 2012 is receivable from Atheeb NetSol Saudi Company Limited.

NETSOL TECHNOLOGIES, INC.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of December 31 2012	As of June 30 2012

Office furniture and equipment	$1,983,763	$1,917,221
Computer equipment	17,172,477	14,986,148
Assets under capital leases	2,123,338	1,877,145
Building	2,067,537	2,133,174
Land	1,981,111	2,044,003
Capital work in progress	4,713,550	4,163,730
Autos	594,576	648,305
Improvements	229,795	230,759
Subtotal	30,866,147	28,000,485
Accumulated depreciation	(12,431,380)	(11,087,690)
	$18,434,767	$16,912,795

For the six months ended December 31, 2012 and 2011, depreciation expense totaled $1,529,656 and $1,374,116 respectively.  Of these amounts, $939,912 and $953,898 respectively, are reflected in cost of goods sold.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long term growth needs. The Company recorded capitalized interest of $ 162,738 and $331,145 as of December 31, 2012 and June 30, 2012, respectively.

Assets acquired under capital leases were $2,123,338 and $1,877,145 as of December 31, 2012 and June 30, 2012, respectively. Accumulated amortization related to these leases was $1,046,482 and $900,790 for the periods ended December 31, 2012 and June 30, 2012, respectively.

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of December 31, 2012	As of June 30, 2012
Product licenses	$43,414,431	$42,072,045
Customer lists	6,052,377	6,052,377
Technology	242,702	242,702
	49,709,510	48,367,124
Accumulated amortization	(20,952,820)	(19,864,141)
Intangible assets, net	$28,756,690	$28,502,983

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses include unamortized software development and enhancement costs of $20,097,933. Product licenses are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 8 years. Amortization expense for the six months ended December 31, 2012 and 2011 was $1,042,246 and $647,717, respectively.

(B) Customer Lists

On October 4, 2011, the Company entered into an agreement to acquire a UK based company “Virtual Leasing Services Limited” through one of its subsidiaries. As a result of this acquisition, the Company recorded $248,320 of an existing customer list.

Customer lists are being amortized based on a straight-line basis, which approximates the anticipated rate of attrition, which is currently a weighted average of approximately 5 years. Amortization expense for the six months ended December 31, 2012 and 2011 was $60,782 and $59,847, respectively.

NETSOL TECHNOLOGIES, INC.

(C) Technology

On October 4, 2011, the Company entered into an agreement to acquire a UK based company, Virtual Leasing Services Limited, through one of its subsidiaries. As a result of this acquisition, the Company recorded $242,702 of existing technology. Technology assets are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 5 years. Amortization expense for the six months ended December 31, 2012 and 2011 was $24,910 and $12,353.

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended;
December 31, 2013	2,023,101
December 31, 2014	1,738,353
December 31, 2015	1,248,899
December 31, 2016	867,902
December 31, 2017	778,224
Thereafter	22,100,212

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of December 31, 2012	As of June 30, 2012
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,685,858
USA	4,664,100	4,664,100

Total	$9,653,330	$9,653,330

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

Investment during the period	100,000
Net loss for the year ended June 30, 2012	(503,303)
NetSol's share (50.1%)	(252,155)
Unabsorbed losses brought forward	(51,731)
Total loss	(303,886)
Loss adjusted against investment	(100,000)
Loss adjusted against advance to investee	(200,000)
Net book value at June 30, 2012	$-

Investment during the period	-
Net income for the period ended December 31, 2012	1,099,726
NetSol's share (50.1%)	550,963
Unabsorbed losses brought forward	(3,657)
Total income	547,306
Income adjusted against investment	547,306
Net book value at December 31, 2012	$547,306

NETSOL TECHNOLOGIES, INC.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31	As of June 30
	2012	2012

Accounts Payable	$1,169,826	$1,278,452
Accrued Liabilities	1,955,110	1,778,414
Accrued Payroll	89,056	17,097
Accrued Payroll Taxes	310,031	158,626
Interest Payable	156,129	326,746
Deferred Revenues	303	32,463
Taxes Payable	354,132	277,557
Total	$4,034,587	$3,869,355

NOTE 13 - DEBTS

(A) LOANS AND LEASES PAYABLE

Notes payable consisted of the following:

	As of December 31	Current	Long-Term
Name	2012	Maturities	Maturities

Habib Bank Line of Credit	$2,308,659	$2,308,659	$-
HSBC Loan	1,267,743	357,382	910,361
Term Finance Facility	897,436	512,821	384,615
Subsidiary Capital Leases	571,376	294,555	276,821
	$5,045,214	$3,473,417	$1,571,797

	As of June 30	Current	Long-Term
Name	2012	Maturities	Maturities

D&O Insurance	$89,996	$89,996	$-
Habib Bank Line of Credit	51,231	51,231	-
Bank Overdraft Facility	308,013	308,013	-
HSBC Loan	1,367,644	345,203	1,022,441
Term Finance Facility	1,058,201	264,550	793,651
Subsidiary Capital Leases	832,801	572,694	260,107
	$3,707,886	$1,631,687	$2,076,199

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.42% and 0.42% as of December 31 and June 30, 2012, respectively. Interest paid during the period ended December 31, 2012 and 2011 was nominal.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 1.99% as of December 31 and June 30, 2012, respectively.

Interest expense during the six months ended December 31, 2012 and 2011 was $11,422 and $32,131, respectively.

In June 2012, the Company’s subsidiary, NTNA entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by Certificates of Deposit of same value held at the bank. The interest rate on this line of credit is variable and was 1.99% as of December 31, 2012 and June 30, 2012 respectively. Interest expense during the six months ended December 31, 2012 was $2,120.

NETSOL TECHNOLOGIES, INC.

The amount mentioned above, represents combine outstanding balance payable to Habib American Bank.

In February 2012, the Company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of landlord against the new office space. The Company has deposited $90,000 in a saving account with HSBC as collateral against this letter of credit.

In January 2011, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000, or approximately $323,360. The agreement was later revised in July 2012 whereby the limit was increased to £300,000 or $485,040 approximately until September 30, 2012 whereby it again reverts to £200,000 or $323,360 untill December 2012. The annual interest rate is 4.25% over the bank’s sterling base rate, which was 0.5% as of December 31 and June 30, 2012, respectively. Total outstanding balance as of December 31, 2012 was £nil or $nil.

In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,616,800 for a period of 5 years with monthly payments of £18,420, or $29,781 approximately. The interest rate was 4% which is 3.5% above bank sterling base rate. As of June 30, 3012, the subsidiary had used this facility up to £875,741, or $1,367,644, of which £654,698, or $1,022,441, was shown as long term and remaining £221,043, or $345,203, as current maturity.  As of December 31, 2012, The subsidiary has used this facility up to £784,106, or $1,267,743, of which £563,063, or $910,361, was shown as long term and remaining £221,043, or $357,382, as current maturity.  Interest expense, for the period ended December 31, 2012 and December 31, 2011, was £29,353, or $46,756 and £8,250 or $12,787, respectively.

The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The aggregate amount of these facilities is Rs. 162,500,000 or approximately $1,666,667 approximately (secured by the first charge of Rs. 580 million or approximately $5.95 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As of June 30, 2012, the subsidiary had used Rs. 100,000,000 or approximately $1,058,201 of which $793,651 was shown as long term liabilities and the remainder of $264,550 as current maturity. As of the period ended December 31, 2012, the company had used a total of Rs. 87,500,000 or approximately $897,436 of which $384,615 is shown as long term liabilities and the remainder of $512,821 as current maturity. Interest expense, for the six month period ended December 31, 2012 and December 31, 2011, was $70,696 and $70,710, respectively.

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2016. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the six months ended December 31, 2012 and 2011.

Following is the aggregate minimum future lease payments under capital leases as of December 31 and June 30, 2012:

	As of December 31 2012	As of June 30 2012
Minimum Lease Payments
Due FYE 12/31/12	$-	$629,251
Due FYE 12/31/13	350,850	215,953
Due FYE 12/31/14	215,751	71,218
Due FYE 12/31/15	87,320	-
Total Minimum Lease Payments	653,921	916,422
Interest Expense relating to future periods	(82,545)	(83,621)
Present Value of minimum lease payments	571,376	832,801
Less: Current portion	(294,555)	(572,694)
Non-Current portion	$276,821	$260,107

NETSOL TECHNOLOGIES, INC.

Following is a summary of fixed assets held under capital leases as of December 31 and June 30, 2012:

	As of December 31 2012	As of June 30 2012
Computer Equipment and Software	$740,353	$702,637
Furniture and Fixtures	403,408	403,439
Vehicles	677,361	468,853
Building Equipment	302,216	302,216

Total	2,123,338	1,877,145
Less: Accumulated Depreciation	(1,046,482)	(900,790)
Net	$1,076,856	$976,355

Interest expense for the six months ended December 31, 2012 and 2011 was $74,456 and $36,906, respectively.

(B) LOANS PAYABLE - BANK

The Company’s subsidiary, NetSol PK, has a loan with a bank, secured by the company’s assets. This loan consists of the following as of December 31 and June 30, 2012:

For the period ended December 31, 2012:
TYPE OF LOAN	MATURITY DATE	INTEREST RATE	BALANCE USD

Export Refinance	Every 6 months	9.50%	$2,051,282

Total			$2,051,282

For the year ended June 30, 2012:

TYPE OF LOAN	MATURITY DATE	INTEREST RATE	BALANCE USD

Export Refinance	Every 6 months	11.00%	$2,116,402

Total			$2,116,402

Interest expense for the six months ended December 31, 2012, and 2011 was $ 94,046 and $121,177, respectively.

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

As of the period-ended December 31, 2012 and June 30, 2012, the remaining cash due of $103,226 is shown as “Other Payable” and the remaining stock to be issued of 4,670 shares at an average price of $18.90 is shown in “Common stock to be issued” in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTE 15 – CONVERTIBLE NOTES PAYABLE

The net outstanding balance of convertible notes as of December 31 and June 30, 2012 is as follows:

Issue Date	Balance net of BCF @ 12/31/12	Current Portion	Long Term	Maturity Date

Sep-12	2,656,245	2,656,245	-	Sep-13

Total	2,656,245	2,656,245	-

Issue Date	Balance net of BCF @ 6/30/12	Current Portion	Long Term	Maturity Date

Sep-11	3,745,457	2,809,093	936,364.25	Sep-13

Total	3,745,457	2,809,093	936,364.25

For the periods ended December 31, 2012 and 2011, the interest accrued on convertible notes was $282,600 and $198,762, respectively.

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

The Company has expensed out balance amount of financing cost and discount $254,543 on the old note at the date of replacement and recorded a further discount of $381,339 which will be amortized over remaining life of note. However due to partial conversion of notes worth $1,150,000 till December 31, 2012, out of this discount, a total amount of $187,584 has been expensed out in these consolidated financial statements. Due to the reduction in conversion price the number of warrants has also been adjusted to the 168,943.

NETSOL TECHNOLOGIES, INC.

NOTE 16 - STOCKHOLDERS’ EQUITY

(A) TREASURY STOCK

On November 11, 2011, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 250,000 of its shares of common stock over the following 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The Company repurchased 4,430 shares of common stock from open market against cash consideration of $19,417 until December 31, 2012. The repurchase plan expired by its own verses in May, 2012. The balance as of December 31 and June 30, 2012 was $415,425.

(B) SHARES ISSUED FOR SERVICES TO RELATED PARTIES

During the six months ended December 31, 2012 and 2011, the Company issued a total of 5,000 and 21,000 shares of restricted common stock for services rendered by the officers of the Company. These shares were valued at the fair market value of $25,200 and $135,075 respectively.

The Company recorded an expense of $13,700 and $109,500 against the services rendered by officers during the six months ended December 31, 2012 and 2011.

During the six months ended December 31, 2011, the Company issued a total of 12,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $154,400.

The Company recorded an expense of and $40,000 for services rendered by the independent members of the Board of Directors as part of their board compensation during the six months ended December 31, 2011.

During the period ended December 31, 2012, the Company issued a total of 2,500 shares of its common stock to employees as required according to the terms of their employment agreements valued at $12,600.

The Company recorded an expense of $6,850 and $6,000 as part of compensation to employees as required according to the terms of their employment agreements during the six months ended December 31, 2012 and 2011.

(C) SHARE-BASED PAYMENT TRANSACTIONS

During the period ended December 31, 2012, and June 30, 2012, the Company issued a total of 2,400 and 17,300 shares of its common stock for provision of services to unrelated consultants valued at $9,120 and $91,520, respectively.

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

(E) REVERSE STOCK SPLIT

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

NETSOL TECHNOLOGIES, INC.

NOTE 17 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:		Exercise			Aggregated
	# of shares	Price			Intrinsic Value

Outstanding and exercisable, June 30, 2011	691,932	$30.00	to	$50.00	$1,637,459
Granted	351,259	$3.00	to	$7.50
Exercised	(231,259)	$3.00	to	$12.50
Expired / Cancelled	(8,499)	$7.50	to	$16.50
Outstanding and exercisable, June 30, 2012	803,433	$30.00	to	$50.00	$-
Granted	184,922	$3.50	to	$5.00
Exercised	(184,922)	$3.50	to	$5.00
Expired / Cancelled	(171,002)	$25.00	to	$29.10
Outstanding and exercisable, December 31, 2012	632,431	$6.50	to	$50.00	$-

WARRANTS:
Outstanding and exercisable, June 30, 2011	17,823	$3.10	to	$37.00	$219,119
Granted	246,396	$5.00	to	$7.73
Exercised
Expired	(2,500)	$18.50	to	$37.00
Outstanding and exercisable, June 30, 2012	261,719	$3.10	to	$7.73	$(30,105)
Granted / adjusted	5,922
Exercised	(15,323)			$3.10
Expired
Outstanding and exercisable, December 31, 2012	252,318	$5.00	to	$7.46	$82,541

The average life remaining on the options and warrants as of December 31, 2012 is as follows:

OPTIONS:

$0.10	-	$9.90	270,000	5.20	6.98
$10.00	-	$19.90	187,431	2.91	18.94
$20.00	-	$29.90	129,000	2.82	24.57
$30.00	-	$50.00	46,000	1.31	41.41

Totals			632,431	3.75	16.62

WARRANTS:
$3.10	-	$7.73	252,318	4.05	6.65

Totals			252,318	4.05	6.65

All options and warrants granted are vested and are exercisable as of December 31, 2012.

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

Risk-free interest rate 0.1%
Expected life 1 month
Expected volatility 26.58%

During the quarter ended December 31, 2012, the Company granted 70,000 options to six employees with an exercise price of $4.75 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $73,478 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.11%
Expected life 3 months
Expected volatility 32.23%

During the quarter ended December 31, 2012, the Company granted 20,000 options to one employee with an exercise price of $5.00 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $16,860 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.11%
Expected life 3 months
Expected volatility 32.23%

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

PERFORMANCE AWARDS

Under the 2011 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards maybe based on performance criteria and/or continued service with our Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2011 Plan, which is subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of December 31, 2012, 16,950 shares have been issued under this plan to non- officers employees

NETSOL TECHNOLOGIES, INC.

NOTE 18 – SEGMENT AND GEOGRAPHIC AREAS

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

	2012	2011
Revenues from unaffiliated customers:
North America	$2,667,104	$1,749,313
Europe	3,919,329	2,506,234
Asia - Pacific	16,139,086	10,579,213
Revenue from related party	154,050	-
Consolidated	$22,879,569	$14,834,760

Operating income (loss):
Corporate headquarters	$(1,571,519)	$(1,664,711)
North America	(473,482)	21,932
Europe	746,291	(112,664)
Asia - Pacific	5,720,304	2,145,505
Consolidated	$4,421,594	$390,063

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,841,321)	$(2,130,465)
North America	(514,199)	21,308
Europe	655,192	(13,771)
Asia - Pacific	6,650,215	1,947,348
Consolidated	$4,949,887	$(175,579)

Identifiable assets:
Corporate headquarters	$14,642,936	$14,077,314
North America	3,379,705	2,460,475
Europe	6,201,762	6,884,161
Asia - Pacific	74,329,735	62,556,489
Consolidated	$98,554,138	$85,978,439

Depreciation and amortization:
Corporate headquarters	$67,898	$35,353
North America	323,016	150,023
Europe	457,469	300,783
Asia - Pacific	1,809,211	1,596,160
Consolidated	$2,657,594	$2,082,319

Capital expenditures:
Corporate headquarters	$2,157	$-
North America	41,520	9,348
Europe	13,369	484,485
Asia - Pacific	3,480,872	2,338,379
Consolidated	$3,537,918	$2,832,212

Net revenues by our various products and services provided for the period ended December 31, are as follows:

NETSOL TECHNOLOGIES, INC.

	2012	2011
Licensing Fees	$6,747,348	$3,123,705
Maintenance Fees	4,710,519	4,158,488
Services	11,267,652	7,552,567
Services to related party	154,050	-
Total	$22,879,569	$14,834,760

During the six months ended December 31, 2012, revenue services were provide to Atheeb NetSol Saudi Company Limited (related party).

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at December 31, 2012

NetSol PK	35.46%	$13,957,436
NetSol-Innovation	49.90%	1,333,760
VLS	49.00%	655,810

Total		$15,947,006

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2012

NetSol PK	39.48%	$13,600,492
NetSol-Innovation	49.90%	1,076,833
VLS	49.00%	722,096

Total		$15,399,421

(A) NETSOL TECHNOLOGIES, LIMITED

NetSol PK is majority owned by the Company. During the period ended December 31, 2012, the Company purchased 3,142,400 shares of NetSol PK from the open market against the value of $621,563. After this purchase, the non-controlling interest in NetSol PK was reduced from 39.48% to 35.46%.  For the six months ended December 31, 2012 and 2011, NetSol PK had net income of $4,408,358 and $1,847,135. The related non-controlling interest was $1,587,227 and $729,249, respectively. For the same period the Comprehensive loss attributable to non-controlling interest was $611,742 and $803,074 respectively.

Employees of the company also exercised options to acquire 18,000 shares of the subsidiary valued at $3,031.

NETSOL TECHNOLOGIES, INC.

(B) NETSOL INNOVATION (PRIVATE) LIMITED

For the six months ended December 31, 2012 and 2011, NetSol Innovation had net income of $589,819 and $501,681. The related non-controlling interest was $294,320 and $250,339, respectively. For the same period the Comprehensive loss attributable to non-controlling interest was $37,395 and $49,983 respectively.

(C) VIRTUAL LEASE SERVICES

For the six months ended December 31, 2012 and 2011, VLS had a net loss of $170,955 and $34,052. The related  non-controlling interest was $83,768 and $16,685, respectively. For the same period the Comprehensive income attributable to non-controlling interest was $17,482 and comprehensive loss $1,783 respectively.

NOTE 20 – INCOME TAXES

Our effective tax rates were approximately 0.23% and 21.9% for the six months ended December 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.  Also, the Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future.

NOTE 21 - SUBSEQUENT EVENTS

121,704 shares were issued to the holders of convertible note against conversion of $600,000 of principal value.

Employees of the Company exercised options to acquire 58,000 shares of common stock valued at $265,000.

One of the officers of the Company exercised options to acquire 11,538 shares of common stock valued at $75,000.

NETSOL TECHNOLOGIES, INC.

Item 2.  Management's Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending December 31, 2012.

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

NetSol combines domain expertise with competitive cost blended rates from its “center of excellence”  delivery center in Pakistan and other global centers located in the USA, UK, Thailand and China, Our model also provides localized programs in key markets and project management while minimizing any implementation risk associated with a single service center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  Our global locations provide NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”.

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the quarter ended December 31, 2012.  It should be read together with our consolidated financial statements and related notes included herein.

NETSOL TECHNOLOGIES, INC.

A few of NetSol’s major successes achieved in the first half of fiscal year 2013 were:

•	NTE renegotiated maintenance agreements with a number of major NTE clients which has resulted in increased maintenance revenues.

•	NTE LeaseSoft implementation went live for a leading UK independent leasing company..

•
NetSol Europe is developing a prototype Apps for three of our existing customers. Virtual Lease Services was awarded a significant new Chip & Pin contract which is anticipated to increase the vendor business for VLS during the second half.

•	The Company participated in CLBA (China Leasing Business Association) annual event as a Gold Sponsor where more than 500 delegates and 200 companies had participated.

•
Atheeb NetSol signed an InfoSec Cyber Security contract to be implemented at Royal Saudi Air Force – KSA. In addition, NetSol would also act as Atheeb NetSol’s technology implementation partner for implementation of SOC & GRC technology at the Royal Saudi Air Force.The Company secured sole partnership for Pakistan with Encase Guidance Software, a world leader in Digital Forensics, to carry out effective computer investigation of any kind, including intellectual property theft, incident response & compliance auditing.

•
NetSol Technologies diversified into developing mobile applications for its clients. NTNA signed a letter of Intent with PACCAR Inc. for licensing and implementation of its NetSol Financial Suite TM at PACCAR Leasing Mexico. Mercedes-Benz Leasing China (MBLC) went live with NetSol Financial Suite (NFSTM) for the Hire Purchase and Operating Lease market. Since the automotive leasing market in China is still new, the presence of NetSol Financial Suite in this landscape is a significant development which promises to have a large impact on the Chinese market.

•
Chongqing Auto Finance Co., Ltd. (CQAFC), West China's first non-captive China Banking Regulatory Commission-approved auto finance company to conduct leasing of various auto brands and models, went live with the entire NetSol Finance Suite (NFS™).

•	NetSol Technologies won a multi-million dollar contract for the implementation of its flagship product NFS™ at a major automobile manufacturer in Thailand.

•	NetSol Technologies created a new division, "NetSolCloudVM", that will offer infrastructure-as-a-service (IaaS), initially targeting the North American market.

•
Vroozi signed an agreement with a Fortune 500 communication technology company to implement Vroozi's smartOCI search engine software in its enterprise resource planning (ERP) e-Procurement environment.

•	Vroozi Inc., took on board Ms. Ivy Montgomery as VP Marketing who has the past experience of working with SAP and Oracle

•	NetSol Technologies signed a contract to implement the Transport Department Automation System for the Government of Punjab, Pakistan.

•	A European Bank portfolio migration went live with more than doubling the size of the lease portfolio managed on LeaseSoft.

•
NTE commissioned to provide a Point of Sale solution to a Bank client to support their entry into Vehicle finance. This solution will support both Bank direct and captive manufacturer brands at point of sale through dealers.

•	NTNA secured and delivered a Leasing and Finance Consulting project with a Mexico based subsidiary of one of the largest commercial truck manufacturing company in the world

•	NTNA completed the Data Center setup for its IaaS (Infrastructure as a Service) offering.

The success of the Company, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits; (b) adequately capitalize for growth in various markets and verticals; (c) make progress in the North American markets and, (d) continue to streamline sales and marketing efforts in every market we operate. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

NETSOL TECHNOLOGIES, INC.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive 3-5 year growth strategy aimed at increasing competitiveness and financial strength.

This plan is designed to:

●	Achieve 15-25% annual revenue growth for the next 5 years

●	Achieve 55-60% gross margins in 2013, anticipate average 63 to 65% for next three years.

●	Result in enhanced organic growth

●	Building a strong new ecommerce vertical under Vroozi platform

●	Continue to enhance delivery and service capabilities in Thailand, China and Pakistan

●	Strengthen NetSol brand and market shares in APAC markets

●	Continue to hire the best available talent to develop the next line of managers for our growing demand

The plan contemplates the following enhanced activities and initiatives will accomplish these goals:

o	Continued expansion in the Chinese market which offers ever growing new opportunities in the auto, banking and lending sectors for NFS™.

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

o
Europe continues to experience a severe recession coupled with regional debt crises.  NetSol Europe’s operations have maintained modest growth in sales while the Company has further rationalized overall operating overheads. The gross margins with a few clients have been improved reflecting long term commitment for both parties.   In addition, the successful integration of VLS in conjunction with Investec Bank as a JV partner should bolster growth in services sectors complementing core solutions and augmenting overall market share in the UK.

NETSOL TECHNOLOGIES, INC.

o
The Kingdom of Saudi Arabia is undergoing massive development in education, technology, infrastructure, healthcare, public and defense sectors. The economy is robust, rich and well capitalized, offering vast opportunities for NetSol through our joint venture ANSCL. Recently, there have been a few new local IT contracts awarded but our vision is based on long term and high value projects in the defense, public, infrastructure and multinational auto captive markets. Within the Kingdom, we forsee bigger contracts and projects that will require both the financial wherewithal and strong balance sheet of Atheeb and the technical expertise of NetSol. The JV is positively shaping up as the pipeline is improving every quarter. Currently, the joint venture has 10 employees based in Riyadh with direct delivery and implementation support from NetSol PK. In the last few months NSCL signed four new contracts both in defense and private sector to provide IT services and consulting in the key areas that are valued to over $2.0MN. This is just a beginning as we anticipate very exciting developments as we close new contracts.

Growth – New Alliances, Mergers & Acquisition

The markets in the US and UK offer a host of synergistic and complementary companies with impressive client bases to expand the distribution channels for NFS™ and its new generation product line.  There are established small sized Companies, with relatively low valuations, which can become part of NetSol on an affordable basis. It is important to seek out these companies in order to grow our customer base, revenue and net margins by leveraging our delivery and implementation model.

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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	The global economic uncertainty and consolidations have opened doors for low cost solution providers such as NetSol; the BestShoring® model of NetSol is a catalyst in today’s environment.

•	Global economic pressures and the recession have shifted users of IT processes and technology to utilize both offshore and onshore solutions providers, to control costs and improve ROIs.

•
Serious interest in NetSol’s next generation solution has been expressed by a few global companies.  Demos and workshops with key global clients and partners of have been very well received. Hence, the groundwork for the new generation solution, is gaining momentum.

•	First successful implementation of NextGen – NFS™ solution with a Thai bank is a very positive indicator for new deals.

•	China has become the world’s second largest economy, continuing to grow by over 8% a year while growth in other industrial nations has declined or grown only marginally.

•
China’s automobile and banking sectors have been unaffected by the global meltdown and their recent automobile sales statistics continue to outperform all other economies. China’s passenger vehicle sales rose 49% in December 2012, while China’s total vehicle sales, including trucks and buses, is projected  to accelerate this year and surpass 20 million for the first time according to Bloomberg News, February 7, 2013.

•	Growing interest in Japan for IT services and NFS applications within banking, equipment finance and general leasing industries.

•
E-Commerce, new technologies, innovations and online activities are gaining momentum in many verticals.   New areas for diversification are opening for NetSol. The B2B e-commerce market has never been stronger with the US market alone tracking at close to $4 trillion in total spend in 2012 thereby offering a potentially huge opportunity to grow Vroozi offerings.

•	Vroozi provides a strong entry in the e-commerce and cloud by way of developing and marketing a new IP with the Vroozi Shopping Platform and smartOCI and landing Fortune 500 US customers.

•
Companies which survived the recent recession, such as NetSol, with price advantage and a global presence, will gain further momentum as economic indicators continue to turn positive. The bigger customers and targeted verticals are much more cost conscious and are seeking a better rate of return on investments in IT services. NetSol has an edge due to its BestShoring® model and proven track record of delivery and implementations worldwide.

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

NETSOL TECHNOLOGIES, INC.

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

RECENT ACCOUNTING PRONOUNCEMENTES

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

NETSOL TECHNOLOGIES, INC.

CASH RESOURCES

The company had $9.58  million worldwide in cash as on December 31, 2012.

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

NETSOL TECHNOLOGIES, INC.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2012 as compared to the Quarter Ended December 31, 2011

Net revenues for the quarter ended December 31, 2012 and 2011 are broken out among the subsidiaries as follows:

	2012		2011
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	778,674	6.59%	840,244	9.76%
Vroozi	175,240	1.48%	-	0.00%
	953,914	8.08%	840,244	9.76%

Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	1,997,745	16.92%	1,128,100	13.11%
VLS	415,583	3.52%	458,364	5.33%
HAFL	-	0.00%	3,152	0.04%
	2,413,328	20.44%	1,589,616	18.47%
Asia-Pacific:
NetSol PK	5,692,858	48.21%	5,005,922	58.17%
Netsol Innovation	906,344	7.68%	722,855	8.40%
Connect	198,265	1.68%	151,407	1.76%
Abraxas	238,359	2.02%	90,883	1.06%
NTPK Thailand	1,330,194	11.27%	205,126	2.38%
NetSol Beijing	74,407	0.63%	-	0.00%

	8,440,427	71.48%	6,176,193	71.77%

Total	$11,807,669	100.00%	$8,606,052	100.00%

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended December 31, 2012 and 2011 as a percentage of revenues.

	For the Three Months
	Ended December 31,

	2012	%	2011	%
Net Revenues:
License fees	$3,505,847	29.69%	$2,047,855	23.80%
Maintenance fees	2,664,813	22.57%	2,121,282	24.65%
Services	5,637,009	47.74%	4,436,915	51.56%
Total net revenues	11,807,669	100.00%	8,606,052	100.00%

Cost of revenues:
Salaries and consultants	2,948,533	24.97%	2,287,803	26.58%
Travel	386,194	3.27%	254,169	2.95%
Repairs and maintenance	123,722	1.05%	96,723	1.12%
Insurance	41,007	0.35%	31,348	0.36%
Depreciation and amortization	1,024,007	8.67%	812,510	9.44%
Other	558,777	4.73%	421,416	4.90%
Total cost of revenues	5,082,240	43.04%	3,903,969	45.36%
Gross profit	6,725,429	56.96%	4,702,083	54.64%
Operating expenses:
Selling and marketing	931,210	7.89%	735,132	8.54%
Depreciation and amortization	333,435	2.82%	289,030	3.36%
Bad debt expense	54,889	0.46%	-	0.00%
Salaries and wages	1,192,787	10.10%	1,152,023	13.39%
Professional services, including non-cash compensation	156,668	1.33%	236,911	2.75%
General and adminstrative	1,136,792	9.63%	1,072,483	12.46%
Total operating expenses	3,805,781	32.23%	3,485,579	40.50%

Income from operations	2,919,648	24.73%	1,216,504	14.14%
Other income and (expenses)
Gain (loss) on sale of assets	(275)	0.00%	(1,633)	-0.02%
Interest expense	(179,932)	-1.52%	(158,957)	-1.85%
Interest income	31,617	0.27%	7,264	0.08%
Gain on foreign currency exchange transactions	504,738	4.27%	160,125	1.86%
Share of net loss from equity investment	484,487	4.10%	-	0.00%
Beneficial conversion feature	(74,384)	-0.63%	(61,441)	-0.71%
Other (expense)	36	0.00%	(8,987)	-0.10%
Total other income (expenses)	766,287	6.49%	(63,629)	-0.74%
Net income before income taxes	3,685,935	31.22%	1,152,875	13.40%
Income taxes	2,548	0.02%	(7,005)	-0.08%
Net income after tax	3,688,483	31.24%	1,145,870	13.31%
Non-controlling interest	(1,465,500)	-12.41%	(826,303)	-9.60%
Net income attibutable to NetSol	2,222,983	18.83%	319,567	3.71%

Net revenues for the quarter ended December 31, 2012 were $11,807,669 as compared to $8,606,052 for the quarter ended December 31, 2011.  This reflects a significant increase of $3,201,617 or 37.20% in the current quarter as compared to the quarter ended December 31, 2011.  Year over year, revenue from license income was increased by $1,457,992 mainly due to signing of new deals of the core NetSol Financial SuiteTM. Services revenue, which also includes consulting and implementation, increased to $5,637,009, as compared to $4,436,915 last year. This is an increase by 27.05%. The increase in services revenue is due to implementation of our product at new customers’ sites and ongoing requests for customization and enhancement from our existing customers. Service revenue also includes an amount of $145,250 from services provided to a related party. Maintenance fees increased by $543,531, to $2,664,813, in the current quarter, as compared to $2,121,282, in the comparable period. The increase was also due to re-negotiation of rates with some of the customers. Also as we manage to sell more licenses, this fee is expected to increase in the future.

NETSOL TECHNOLOGIES, INC.

The gross profit was $6,725,429 in the quarter ending December 31, 2012 as compared with $4,702,083 for the same quarter of the previous year. This is an increase of 43.03% or $2,023,346.  The gross profit percentage for the quarter also increased to 56.96% from 54.64% in the quarter ended December 31, 2011. The cost of sales was $5,082,240 in the current quarter compared to $3,903,969 in the comparable quarter of fiscal 2011. As a percentage of sales it decreased from 45.36% for the quarter ended December 31, 2011 to 43.04% in the current quarter. Salaries and consultant fees increased by $660,730; from $2,287,803, in the prior comparable quarter, to $2,948,533. As a percentage of sales, it decreased from 26.58% in the prior comparable quarter to 24.97% in the current quarter. The increase in salaries is due to the annual pay raise and hiring of new employees at key locations including North America, China and Thailand. Depreciation and amortization expense increased to $1,024,007 compared to $812,510 in the corresponding quarter last year or an increase of $211,497.

Operating expenses were $3,805,781 for the quarter ending December 31, 2012 as compared to $3,485,579, for the corresponding period last year or an increase of 9.19% or $320,202.  As a percentage of sales, it decreased from 40.5% to 32.23%. The main reason of this variation is the consolidation of expenses of another subsidiary (VLS) which was only for one quarter in the corresponding period. Depreciation and amortization expense amounted to $333,435 and $289,030 for the quarter ended December 31, 2012 and 2011, respectively.  Combined salaries and wage costs were $1,192,787 and $1,152,023 for the comparable periods, respectively. As a percentage of sales, these costs decreased from 13.39% to 10.10%.  General and administrative expenses were $1,136,792 and $1,072,483 for the quarters ended December 31, 2012 and 2011, respectively, an increase of $64,309 or 6.0%.  As a percentage of sales, these expenses were 9.63% in the current quarter compared to 12.46% in the comparable quarter.

Selling and marketing expenses were $931,210 and $735,132, in the quarter ended December 31, 2012 and 2011, respectively. The Company is marketing its products in different geographies of the world and has hired more professional resources for the business development. Also the aggressive marketing of smartOCI® and other Vroozi products in North America and Europe has resulted in increase in sales and marketing expenses. Professional services expense decreased 33.87% to $156,668 in the quarter ended December 31, 2012, from $236,911 in the corresponding period last year.

Income from operations was $2,919,648, compared to $1,216,504, for the quarters ended December 31, 2012 and 2011, respectively. This represents an increase of $1,703,144 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 24.73% in the current quarter compared to 14.14% in the prior period.

Net income was $2,222,983, compared to $319,567, for the quarters ended December 31, 2012 and 2011, respectively.  This is an increase of $1,903,416 compared to the prior year.  Included in this income is foreign currency exchange gain of $504,738 compared to $160,125 in the same reporting period last year, mainly due to appreciation of the USD, Euro and Pound in the current quarter against the Pakistan Rupee. Also included in the net income is the share of net income of $484,487 from an associated company as compared to $nil in the corresponding period. The current fiscal quarter amount includes a net reduction of $1,465,500, compared to $826,303 in the prior period, for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 35.46% non-controlling interest in NetSol PK and 49% non-controlling interest in VLS. Interest expense was $179,932 in the current quarter as compared to $158,957 in the comparable period.  Net income per share, basic and diluted, was $0.28 as compared to $0.06 for the quarters ended December 31, 2012 and 2011 respectively.

The net EBITDA income was $3,726,192 compared to $1,579,805 for the quarters ended December 31, 2012 and 2011, after amortization and depreciation charges of $1,357,442 and $1,101,540, income taxes of $(2,548) and $7,005, interest expense of $179,932 and $158,957, and interest income of $31,617 and $7,264 respectively.  The EBITDA earning per share, basic and diluted was $0.47 for the quarter ended December 31, 2012 as compared to $0.28 for the quarter ended December 31, 2011.  As a percentage of revenues EBITDA was 31.56% compared to 18.36% for the quarters ended December 31, 2012 and 2011, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

NETSOL TECHNOLOGIES, INC.

Six Month Period Ended December 31, 2012 as compared to the Six Month Period Ended December 31, 2011:

Net revenues for the six months ended December 31, 2011 and 2010 are broken out among the subsidiaries as follows:

	2012		2011
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	2,058,395	9.00%	1,749,313	11.79%
Vroozi	608,709	2.66%	-	0.00%
	2,667,104	11.66%	1,749,313	11.79%

Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	3,115,660	13.62%	2,044,718	13.78%
VLS	803,669	3.51%	458,364	3.09%
HAFL	-	0.00%	3,152	0.02%
	3,919,329	17.13%	2,506,234	16.89%
Asia-Pacific:
NetSol PK	9,485,860	41.46%	8,189,968	55.21%
Netsol Innovation	1,710,853	7.48%	1,625,050	10.95%
Connect	367,508	1.61%	301,202	2.03%
Abraxas	990,248	4.33%	159,665	1.08%
NTPK Thailand	3,664,260	16.02%	303,328	2.04%
NetSol Beijing	74,407	0.33%	-	0.00%

	16,293,136	71.21%	10,579,213	71.31%

Total	$22,879,569	100.00%	$14,834,760	100.00%

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the six months ended December 31, 2012 and 2011 as a percentage of revenues:

	For the Six Months
	Ended December 31,

	2012	%	2011	%
Net Revenues:
License fees	$6,747,348	29.49%	$3,123,705	21.06%
Maintenance fees	4,710,519	20.59%	4,158,488	28.03%
Services	11,421,702	49.92%	7,552,567	50.91%
Total net revenues	22,879,569	100.00%	14,834,760	100.00%

Cost of revenues:
Salaries and consultants	6,334,201	27.68%	4,671,214	31.49%
Travel	711,488	3.11%	539,841	3.64%
Repairs and maintenance	251,719	1.10%	170,917	1.15%
Insurance	78,726	0.34%	67,216	0.45%
Depreciation and amortization	1,982,158	8.66%	1,601,615	10.80%
Other	1,480,635	6.47%	937,825	6.32%
Total cost of revenues	10,838,927	47.37%	7,988,628	53.85%
Gross profit	12,040,642	52.63%	6,846,132	46.15%
Operating expenses:
Selling and marketing	1,694,173	7.40%	1,435,413	9.68%
Depreciation and amortization	675,436	2.95%	480,704	3.24%
Bad debt expense	54,889	0.24%	192,250	1.30%
Salaries and wages	2,346,660	10.26%	1,958,587	13.20%
Professional services, including non-cash compensation	363,170	1.59%	423,660	2.86%
General and adminstrative	2,484,720	10.86%	1,965,455	13.25%
Total operating expenses	7,619,048	33.30%	6,456,069	43.52%

Income from operations	4,421,594	19.33%	390,063	2.63%
Other income and (expenses)
Gain (loss) on sale of assets	14,021	0.06%	(3,274)	-0.02%
Interest expense	(472,321)	-2.06%	(419,164)	-2.83%
Interest income	55,784	0.24%	40,069	0.27%
Gain on foreign currency exchange transactions	899,894	3.93%	39,219	0.26%
Share of net loss from equity investment	484,487	2.12%	(100,000)	-0.67%
Beneficial conversion feature	(442,128)	-1.93%	(74,247)	-0.50%
Other (expense)	4	0.00%	(16,706)	-0.11%
Total other income (expenses)	539,741	2.36%	(534,103)	-3.60%
Net income before income taxes	4,961,335	21.68%	(144,040)	-0.97%
Income taxes	(11,448)	-0.05%	(31,539)	-0.21%
Net income after tax	4,949,887	21.63%	(175,579)	-1.18%
Non-controlling interest	(1,797,779)	-7.86%	(963,561)	-6.50%
Net income attibutable to NetSol	3,152,108	13.78%	(1,139,140)	-7.68%

Net revenues for the six months ended December 31, 2012 were $22,879,569 as compared to $14,834,760 for the six months ended December 31, 2011. This reflects a significant increase of $8,044,809 or 54.23%. Revenue from license income increased to $6,747,348 from $3,123,705 in the corresponding half year of fiscal 2011. This is an increase of $3,623,643 or_116%. The increase in license revenue is mainly due to signing of the new deals of the flagship product “NetSol Financial Suite”. Services revenue, which also includes consulting and implementation, significantly increased to $11,421,702 as compared to $7,552,567 last year. While existing clients have requested new services and enhancements, the services income has also increased due to implementation of the product at the business sites of new customers. Service revenue also includes an amount of $154,050 from services provided to related party. In the first half of fiscal 2012, our maintenance fees increased by $552,031, from $4,158,488 last year, to $4,710,519. The increase was also due to re-negotiation of rates with some of the customers. Also as we manage to sell more licenses, this fee is expected to increase in the future.

NETSOL TECHNOLOGIES, INC.

The gross profit was $12,040,642 in the six months ending December 31, 2012 as compared with $6,846,131 for the same period of the previous year or an increase of 75.88%. The gross profit percentage for the six months increased to 52.63% from 46.15% in the six months ended December 31, 2011.  The cost of sales was $10,838,927 in the current period compared to $7,988,629 in the comparable period of fiscal 2011. As a percentage of sales, it decreased from 53.85% for the six months ended December 31, 2011 to 47.37% in the current period. Salaries and consultant fees increased, by $1,662,987, from $4,671,214 in the prior comparable period, to $6,334,201. As a percentage of sales, it decreased from 31.49% in the prior comparable period to 27.68% in the current period.  The increase in salaries is due to hiring of new technical employees at key locations including Pakistan, Thailand, China and North America. Depreciation and amortization expense also increased to $1,982,158 compared to $1,601,615 in the corresponding half year or an increase of $380,543. The Company has certain intangible assets under development and as soon as an asset is ready for market, its amortization is started, hence this increase.

Operating expenses were $7,619,048 for the six months ending December 31, 2012 as compared to $6,456,069, for the corresponding period last year or an increase of 18.01% or $1,162,980. As a percentage of sales, it decreased from 43.52% to 33.3%. Depreciation and amortization expense amounted to $675,436 and $480,704 for the six months ended December 31, 2012 and 201, respectively. Combined salaries and wage costs were $2,346,660 and $1,958,587 for the comparable periods, respectively. As a percentage of sales, these costs decreased from 13.2% to 10.26%.  General and administrative expenses were $2,484,720 and $1,965,455 for the six months ended December 31, 2012 and 2011, respectively, an increase of $519,266 or 26.4%. As a percentage of sales, these expenses were 10.86% in the current period compared to 13.25% in the comparable period.

Selling and marketing expenses were $1,694,173 and $1,435,413 in the six months ended December 31, 2012 and 2011, respectively.  Professional services expense decreased 14.28% to $363,170 in the six months ended December 31, 2012, from $423,660 in the corresponding period last year.

Income from operations was $4,421,594 compared to $390,062 for the six months ended December 31, 2012 and 2011, respectively. This represents an increase of $4,031,531 for the six months compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 19.33% in the current period compared to 2.63% in the prior period.

Net income was $3,152,108 compared to net loss of $1,139,141 for the six months ended December 31, 2012 and 2011, respectively.  This is an increase of $4,291,248 compared to the prior year.  Included in this income is foreign currency exchange gain of $899,894 compared to $39,219 in the comparable period last year, due to appreciation of the US Dollar in the current half year period against the Pakistan Rupee. Also included in the net income is the share of net income of $484,487 from an associated company as compared to a loss of $100,000 in the corresponding period. The current fiscal period amount includes a net reduction of $1,797,779 compared to $963,561 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 35.46% non-controlling interest in NetSol PK and 49% non-controlling interest in VLS.  Interest expense was $472,321 in the current six months as compared to $419,164 in the comparable period.  Net income per share, were basic $0.41 and diluted $0.40 as compared to net loss of $0.20 for the periods ended December 31, 2012 and 2011.

The net EBITDA income was $6,237,687 compared to $1,353,813 for the periods ended December 31, 2012 and 2011, after amortization and depreciation charges of $2,657,594 and $2,082,319, income taxes of $11,448 and $31,539, interest expense of $472,321 and $419,164 and interest income of $55,784 and $40,069 respectively.  The EBITDA earning per share, basic and diluted was $0.80 and $0.24 for the period ended December 31, 2012 and 2011 respectively.  As a percentage of revenues EBITDA was 27.26% compared to 9.13% for the periods ended December 31, 2012 and 2011, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

We note that the Company's cash position was $9,579,693 at December 31, 2012, compared to $4,723,366 at December 31, 2011.

Net cash provided by operating activities amounted to $9,428,545 for the six months ended December 31, 2012, as compared to $3,957,478 for the comparable period last fiscal year. The increase is mainly due to increase in net profits of the Company. The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. The average days sales outstanding, for the period ended December 31, 2012, was 135 days as compared with 151 days in same period of fiscal 2012.

NETSOL TECHNOLOGIES, INC.

Net cash used by investing activities amounted to $6,232,726 for the six months ended December 31, 2012, as compared to $6,844,863 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $3,537,918 compared to $2,832,212 for the comparable period last fiscal year. The Company also paid net amount of $621,563 for the purchase further non-controlling interest in a subsidiary in the current period. The increase in intangible assets which represents amounts capitalized for the development of new products was $2,132,595 and $3,713,090 for the comparable periods.

Net cash used by financing activities amounted to $316,179 and provided by $3,348,830 for the six months ended December 31, 2012, and 2011, respectively. The six months ended December 31, 2012 included the cash inflow of $612,650 from the exercising of stock options and warrants compared to $368,000 in the six months ended December 31, 2011. In the current fiscal period, the Company had net payments on account of bank loans and capital leases of $723,936 as compared to $5,123,981 in the comparable period last year. The Company is operating in varying geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 13 of the annexed financial statements. The company and all its subsidiaries are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. The Company anticipates to pay back all these obligations on their respective due dates from its own sources.

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

None.

NETSOL TECHNOLOGIES, INC.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Report (December 31, 2012).   Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were not effective given the weakness of our internal control over financial reporting.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2012. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of December 31, 2012, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its accounting staff do not have sufficient technical accounting knowledge relating to accounting for complex U.S. GAAP matters.  Although our CFO is a Chartered Accountant (CA) in Pakistan neither he, nor our controllers, holds a Certified Public Accounting (CPA) license in the United States.  While the CA certification is recognized in several key countries relative to the Company’s operations, including Pakistan, the United Kingdom, and other British Commonwealth countries, the Company has determined that a deficiency exists with respect to required financial reporting expertise in the United States. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management is committed to remediating the material weakness as quickly as possible and we will continue to encourage our current accounting staff to both further their continuing education and to sit for the Certified Public Accountant exam in the United States. In fact, our U.S. controller has recently completed his M.S. in Accounting.  This additional education bolsters the on-the-job U.S. GAAP knowledge with U.S. accounting training.  This accomplishment demonstrates the Company’s attention to remedying this weakness and steps towards  implementing additional controls and procedures during the current fiscal year to continue to ensure timely and accurate financial reporting objectives by  providing appropriate oversight of the financial reporting process and continued training of the accounting staff; recruitment of additional personnel with relevant U.S. GAAP experience to enhance our financial reporting and internal control function.  As our controller is intricately involved in the reporting of the Company, we believe his expanded knowledge base will result in the elimination of this weakness in the near term..

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October, 2012, the Company issued 3,750 shares of common stock to employees of the Company as compensation according to the terms of the Company’s Equity Incentive Plan.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

In October, 2012, an accredited investor converted a portion of the principal of its convertible notes into shares of common stock.  The total principal converted was $100,000 at a per share conversion price of $4.93 into 20,284 shares of common stock.  The shares were issued in reliance on an exemption under Rule 506 of Regulation D.

In November, 2012, option holders exercised a total of 45,000 options to purchase common stock pursuant to the terms of the Company’s Equity Incentive Plans.

In December, 2012, option holders exercised a total of 45,000 options to purchase common stock pursuant to the terms of the Company’s Equity Incentive Plans.

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

NETSOL TECHNOLOGIES, INC.

Date:           February 12, 2013                            /s/ Najeeb Ghauri
___________________________

NAJEEB GHAURI
Chief Executive Officer

Date:           February 12, 2013                            /s/Boo-Ali Siddiqui
___________________________

BOO-ALI SIDDIQUI
Principal Financial Officer and Chief Financial Officer
Principal Accounting Officer