Form 10-Q
period 2013-03-31
NETSOL TECHNOLOGIES INC
filed 2013-05-09
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The issuer had 8,929,523 shares of its $.01 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of May 7, 2013.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	As of March 31, 2013	As of June 30, 2012
Current assets:
Cash and cash equivalents	$7,706,158	$7,599,607
Restricted cash	2,066,575	141,231
Accounts receivable, net	17,623,594	13,757,637
Revenues in excess of billings	11,650,654	12,131,329
Other current assets	2,763,495	2,648,302
Total current assets	41,810,476	36,278,106
Investment under equity method	530,914	-
Property and equipment, net	20,160,872	16,912,795
Intangible assets, net	28,993,679	28,502,983
Goodwill	9,653,330	9,653,330
Total intangibles	38,647,009	38,156,313
Total assets	$101,149,271	$91,347,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,558,686	$3,869,355
Current portion of loans and obligations under capitalized leases	3,385,997	1,896,238
Other payables - acquisitions	103,226	103,226
Unearned revenues	3,798,612	2,704,661
Convertible notes payable, current portion	379,512	2,809,093
Loans payable, bank	2,008,435	2,116,402
Common stock to be issued	88,325	105,575
Total current liabilities	14,322,793	13,604,550
Obligations under capitalized leases, less current maturities	240,268	260,107
Convertible notes payable less current maturities	-	936,364
Long term loans; less current maturities	1,160,186	1,551,541
Total liabilities	15,723,247	16,352,562
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 15,000,000 shares authorized; 8,779,560 & 7,513,745 issued and outstanding as of March 31, 2013 and June 30, 2012	87,796	75,137
Additional paid-in-capital	113,086,441	106,101,165
Treasury stock	(415,425)	(415,425)
Accumulated deficit	(26,969,456)	(31,684,399)
Stock subscription receivable	(2,020,488)	(2,119,488)
Other comprehensive loss	(14,742,035)	(12,361,759)
Total NetSol shareholders' equity	69,026,833	59,595,231
Non-controlling interest	16,399,191	15,399,421
Total stockholders' equity	85,426,024	74,994,652
Total liabilities and stockholders' equity	$101,149,271	$91,347,214

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net Revenues:
License fees	4,790,015	2,968,498	11,537,363	6,092,203
Maintenance fees	2,488,774	1,824,585	7,199,293	5,983,073
Services	5,535,188	5,817,465	16,956,890	13,370,032
Total net revenues	12,813,977	10,610,548	35,693,546	25,445,308
Cost of revenues:
Salaries and consultants	3,386,543	2,741,717	9,720,744	7,412,931
Travel	499,990	372,578	1,211,478	912,420
Repairs and maintenance	92,405	109,868	344,124	280,785
Insurance	48,193	40,103	126,919	107,319
Depreciation and amortization	1,033,023	830,646	3,015,181	2,432,261
Other	1,259,067	818,804	2,739,702	1,756,629
Total cost of revenues	6,319,221	4,913,716	17,158,148	12,902,345
Gross profit	6,494,756	5,696,832	18,535,398	12,542,963
Operating expenses:
Selling and marketing	806,569	835,153	2,500,742	2,270,566
Depreciation and amortization	437,700	403,177	1,113,136	883,881
Bad debt expense	(445)	-	54,444	-
Salaries and wages	1,375,930	1,099,503	3,722,590	3,058,090
Professional services, including non-cash compensation	181,808	138,094	544,978	561,754
General and administrative	1,044,699	1,056,725	3,529,419	3,214,430
Total operating expenses	3,846,261	3,532,652	11,465,309	9,988,721
Income from operations	2,648,495	2,164,180	7,070,089	2,554,242
Other income and (expenses)
Gain (loss) on sale of assets	15,097	(666)	29,118	(3,940)
Interest expense	(115,614)	(167,972)	(587,935)	(587,136)
Interest income	86,018	26,672	141,802	66,741
Gain on foreign currency exchange transactions	97,831	421,098	997,725	460,317
Share of net income (loss) from equity investment	(16,392)	(140,554)	468,095	(240,554)
Beneficial conversion feature	(173,266)	(52,665)	(615,394)	(126,912)
Other income (expense)	(371)	139,377	(367)	122,671
Total other income (expenses)	(106,697)	225,290	433,044	(308,813)
Net income before income taxes	2,541,798	2,389,470	7,503,133	2,245,429
Income taxes	(10,579)	(32,921)	(22,027)	(64,460)
Net income after tax	2,531,219	2,356,549	7,481,106	2,180,969
Non-controlling interest	(968,384)	(672,322)	(2,766,163)	(1,635,883)
Net income attributable to NetSol	1,562,835	1,684,227	4,714,943	545,086

Other comprehensive income (loss):
Translation adjustment	(1,302,180)	(369,782)	(3,465,191)	(2,383,324)
Comprehensive income (loss)	260,655	1,314,445	1,249,752	(1,838,238)
Comprehensive loss attributable to non-controlling interest	(453,263)	(146,667)	(1,084,915)	(1,001,560)
Comprehensive income (loss) attributable to NetSol	713,918	1,461,112	2,334,667	(836,678)

Net income per share:
Basic	$0.19	$0.27	$0.59	$0.09
Diluted	$0.19	$0.27	$0.59	$0.09
Weighted average number of shares outstanding
Basic	8,344,408	6,135,975	7,961,843	5,795,387
Diluted	8,408,426	6,176,507	8,025,861	5,835,920

Amounts attributable to NetSol common shareholders
Net income	$1,562,835	$1,684,227	$4,714,943	$545,086

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$7,481,106	$2,180,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,128,317	3,316,142
Provision for bad debts	54,444	192,250
Share of net (income) loss from investment under equity method	(468,095)	240,554
(Gain) loss on sale of assets	(29,118)	3,940
Stock issued for interest on notes payable	211,111	-
Stock issued for services	38,790	190,076
Fair market value of warrants and stock options granted	455,926	303,807
Beneficial conversion feature	615,394	126,912
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,551,208)	877,725
(Increase) in other current assets	(228,434)	(2,286,804)
Increase in accounts payable and accrued expenses	2,032,318	112,422
Net cash provided by operating activities	9,740,551	5,257,993
Cash flows from investing activities:
Purchases of property and equipment	(6,751,002)	(3,729,571)
Sales of property and equipment	138,385	72,516
Purchase of treasury stock	-	(19,417)
Investment under equity method	-	(100,000)
Purchase of non-controlling interest in subsidiaries	(799,349)	-
Acquisition, net of cash acquired	-	(253,192)
Increase in intangible assets	(3,495,938)	(5,280,833)
Net cash used in investing activities	(10,907,904)	(9,310,497)
Cash flows from financing activities:
Proceeds from sale of common stock	-	5,743,300
Proceeds from the exercise of stock options and warrants	2,212,712	715,500
Payment to common shareholders against fractional shares	(194)	-
Proceeds from exercise of subsidiary options	90,589	-
Proceeds from convertible notes payable	-	4,000,000
Payments on convertible notes payable	-	(2,758,330)
Restricted cash	(1,925,344)	5,610,000
Dividend Paid	-	(341,657)
Proceeds from bank loans	1,874,079	4,371,555
Payments on capital lease obligations & loans - net	(687,125)	(7,981,217)
Net cash provided by financing activities	1,564,717	9,359,151
Effect of exchange rate changes in cash	(290,813)	(361,243)
Net increase in cash and cash equivalents	106,551	4,945,404
Cash and cash equivalents, beginning of year	7,599,607	4,172,802
Cash and cash equivalents, end of year	$7,706,158	$9,118,206

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$317,483	$632,181
Taxes	$23,700	$50,645

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued against the payment of vendors	$-	$50,000
Stock issued for the conversion of Notes Payable	$3,600,000	$-

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
NetSol Technologies (Beijing) Co. Ltd. (NetSol Beijing)

Majority-owned Subsidiaries
NetSol Technologies, Ltd. (“NetSol PK”)
NetSol Innovation (Private) Limited (“NetSol Innovation”)
Vroozi, Inc. (“Vroozi”)
Virtual Lease Services Holdings Limited (“VLSH”)
Virtual Lease Services Limited (“VLS”)
Virtual Lease Services (Ireland) Limited (VLSIL) formerly Hanover Asset Finance (Ireland) Limited (“HAFL”)

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

NETSOL TECHNOLOGIES, INC.

In February 2013, the FASB issued ASU 2013-02, which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard is effective in the second quarter of fiscal 2013, and is not expected to have a material impact on the consolidated financial statements.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on our financial statements upon adoption.

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

NETSOL TECHNOLOGIES, INC.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, convertible note payable and, stock awards.

The components of basic and diluted earnings per share were as follows:

For the nine months ended March 31, 2013	Net Income	Shares	Per Share
Basic income per share:	$4,714,943	7,961,843	$0.59
Net income available to common shareholders
Effect of dilutive securities
Stock options		36,186
Warrants		27,832
Diluted income per share	$4,714,943	8,025,861	$0.59

For the nine months ended March 31, 2012	Net Income	Shares	Per Share
Basic loss per share:	$545,086	5,795,387	$0.09
Net income available to common shareholders
Effect of dilutive securities
Stock options		8,791
Warrants		31,742
Diluted loss per share	$545,086	5,835,920	$0.09

Convertible notes, being anti-dilutive, have not been considered in diluted number of shares for the nine months ended March 31, 2013 and 2012.

NOTE 5 – OTHER COMPREHENSIVE INCOME & FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht; Abraxas uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTNA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $14,742,035 and $12,361,759 as of March 31, 2013 and June 30, 2012 respectively. During the nine months ended March 31, 2013 and 2012, comprehensive loss in the consolidated statements of operations included translation loss of $2,380,276 and $1,381,764, respectively.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable include an amount of US$154,096 due from a related party.

NETSOL TECHNOLOGIES, INC.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of March 31 2013	As of June 30 2012

Prepaid Expenses	$827,574	$596,180
Advance Income Tax	820,437	763,147
Employee Advances	38,966	24,026
Security Deposits	179,493	178,428
Tender Money Receivable	101,178	111,437
Other Receivables	339,257	511,466
Other Assets	394,257	463,618
Due From Related Party	62,333	-
Total	$2,763,495	$2,648,302

Due from related party as of March 31, 2013 is receivable from Atheeb NetSol Saudi Company Limited.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of March 31 2013	As of June 30 2012

Office furniture and equipment	$2,372,414	$1,917,221
Computer equipment	19,386,388	14,986,148
Assets under capital leases	1,024,347	1,877,145
Building	2,024,351	2,133,174
Land	2,492,755	2,044,003
Capital work in progress	4,720,581	4,163,730
Autos	708,605	648,305
Improvements	524,639	230,759
Subtotal	33,254,080	28,000,485
Accumulated depreciation	(13,093,208)	(11,087,690)
	$20,160,872	$16,912,795

For the nine months ended March 31, 2013 and 2012, depreciation expense totaled $2,545,008 and $2,190,274 respectively.  Of these amounts, $1,559,798 and $1,386,866 respectively, are reflected in cost of goods sold.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long term growth needs. The Company recorded capitalized interest of $234,496 and $331,145 as of March 31, 2013 and June 30, 2012, respectively.

Assets acquired under capital leases were $1,024,347 and $1,877,145 as of March 31, 2013 and June 30, 2012, respectively. Accumulated amortization related to these leases was $309,769 and $900,790 for the periods ended March 31, 2013 and June 30, 2012, respectively.

NETSOL TECHNOLOGIES, INC.

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of March 31, 2013	As of June 30, 2012
Product licenses	$43,930,604	$42,072,045
Customer lists	6,052,377	6,052,377
Technology	242,702	242,702
	50,225,683	48,367,124
Accumulated amortization	(21,232,004)	(19,864,141)
Intangible assets, net	$28,993,679	$28,502,983

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses include unamortized software development and enhancement costs of $20,957,288. Product licenses are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 8 years. Amortization expense for the nine months ended March 31, 2013 and 2012 was $1,455,383 and $1,022,768, respectively.

(B) Customer Lists

On October 4, 2011, the Company entered into an agreement to acquire a UK based company “Virtual Leasing Services Limited” through one of its subsidiaries. As a result of this acquisition, the Company recorded $248,320 of an existing customer list.

Customer lists are being amortized based on a straight-line basis, which approximates the anticipated rate of attrition, which is currently a weighted average of approximately 5 years. Amortization expense for the nine months ended March 31, 2013 and 2012 was $78,224 and $77,776, respectively.

(C) Technology

On October 4, 2011, the Company entered into an agreement to acquire a UK based company, Virtual Leasing Services Limited, through one of its subsidiaries. As a result of this acquisition, the Company recorded $242,702 of existing technology. Technology assets are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 5 years. Amortization expense for the nine months ended March 31, 2013 and 2012 was $49,702 and $24,270.

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended;
March 31, 2014	1,961,747
March 31, 2015	1,617,277
March 31, 2016	1,082,199
March 31, 2017	811,059
March 31, 2018	761,969
Thereafter	22,759,428

NETSOL TECHNOLOGIES, INC.

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of March 31, 2013	As of June 30, 2012
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,685,858
USA	4,664,100	4,664,100
Total	$9,653,330	$9,653,330

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

Investment during the period	100,000
Net loss for the year ended June 30, 2012	(503,303)
NetSol's share (50.1%)	(252,155)
Unabsorbed losses brought forward	(51,731)
Total loss	(303,886)
Loss adjusted against investment	(100,000)
Loss adjusted against advance to investee	(200,000)
Net book value at June 30, 2012	$-

Investment during the period	-
Net income for the period ended March 31, 2013	1,067,007
NetSol's share (50.1%)	534,571
Unabsorbed losses brought forward	(3,657)
Total income	530,914
Income adjusted against investment	530,914
Net book value at March 31, 2013	$530,914

NETSOL TECHNOLOGIES, INC.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31 2013	As of June 30 2012

Accounts Payable	$1,716,066	$1,278,452
Accrued Liabilities	2,186,630	1,778,414
Accrued Payroll	21,168	17,097
Accrued Payroll Taxes	142,321	158,626
Interest Payable	190,177	326,746
Deferred Revenues	675	32,463
Taxes Payable	301,649	277,557
Total	$4,558,686	$3,869,355

NOTE 13 - DEBTS

(A) LOANS AND LEASES PAYABLE

Notes payable consisted of the following:

Name	As of March 31 2013	Current Maturities	Long-Term Maturities

D&O Insurance	$131,650	$131,650	$-
Habib Bank Line of Credit	1,976,575	1,976,575	-
Bank Overdraft Facility	270,439	270,439	-
HSBC Loan	1,119,789	336,184	783,605
Term Finance Facility	753,163	376,582	376,581
Subsidiary Capital Leases	534,835	294,567	240,268
	$4,786,451	$3,385,997	$1,400,454

Name	As of June 30 2012	Current Maturities	Long-Term Maturities

D&O Insurance	$89,996	$89,996	$-
Habib Bank Line of Credit	51,231	51,231	-
Bank Overdraft Facility	308,013	308,013	-
HSBC Loan	1,367,644	345,203	1,022,441
Term Finance Facility	1,058,201	264,550	793,651
Subsidiary Capital Leases	832,801	572,694	260,107
	$3,707,886	$1,631,687	$2,076,199

The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.40% and 0.42% as of March 31, 2013 and June 30, 2012, respectively. Interest paid during the period ended March 31, 2013 and 2012 was nominal.

In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 1.99% as of March 31, 2013 and June 30, 2012, respectively.

Interest expense during the nine months ended March 31, 2013 and 2012 was $20,032 and $41,089, respectively.

NETSOL TECHNOLOGIES, INC.

In June 2012, the Company’s subsidiary, NTNA entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by Certificates of Deposit of same value held at the bank. The interest rate on this line of credit is variable and was 1.99% as of March 31, 2013 and June 30, 2012 respectively. Interest expense during the nine months ended March 31, 2013 was $2,844.

The amount mentioned above, represents combined outstanding balance payable to Habib American Bank.

In February 2012 the Company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of landlord against the new office space. The Company has deposited $90,000 in a saving account with HSBC as collateral against this letter of credit.

In January 2011, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc. whereby the bank would cover any overdrafts up to £200,000, or approximately $304,180. The annual interest rate is 4.25% over the bank’s sterling base rate, which was 0.5% as of March 31, 2013 and June 30, 2012, respectively. Total outstanding balance as of March 31, 2013 was £177,815 or $270,439.

In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,520,900 for a period of 5 years with monthly payments of £18,420, or $28,015 approximately. The interest rate was 4% which is 3.5% above bank sterling base rate. As of June 30, 3012, the subsidiary had used this facility up to £875,741, or $1,367,644, of which £654,698, or $1,022,441, was shown as long term and remaining £221,043, or $345,203, as current maturity.  As of March 31, 2013, the subsidiary has used this facility up to £736,267, or $1,119,789, of which £515,225, or $783,605, was shown as long term and remaining £221,043, or $336,184, as current maturity.  Interest expense, for the period ended March 31, 2013 and March 31, 2012, was £41,109, or $64,952 and £17,101 or $27,110, respectively.

The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The aggregate amount of these facilities is Rs. 162,500,000 or approximately $1,631,854 (secured by the first charge of Rs. 580 million or approximately $5.95 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As of June 30, 2012, the subsidiary had used Rs. 100,000,000 or approximately $1,058,201 of which $793,651 was shown as long term liabilities and the remainder of $264,550 as current maturity. As of the period ended March 31, 2013, the company had used a total of Rs. 75,000,000, or, approximately $753,163 of which $376,581 is shown as long term liabilities and the remainder of $376,582 as current maturity. Interest expense, for the nine month period ended March 31, 2013 and March 31, 2012, was $91,610 and $111,089, respectively.

The Company leases various fixed assets under capital lease arrangements expiring in various years through 2016. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the nine months ended March 31, 2013 and 2012.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2013 and June 30, 2012:

	As of March 31 2013	As of June 30 2012
Minimum Lease Payments
Due FYE 3/31/13	$-	$629,251
Due FYE 3/31/14	341,561	215,953
Due FYE 3/31/15	197,257	71,218
Due FYE 3/31/16	63,381	-
Total Minimum Lease Payments	602,199	916,422
Interest Expense relating to future periods	(67,364)	(83,621)
Present Value of minimum lease payments	534,835	832,801
Less: Current portion	(294,567)	(572,694)
Non-Current portion	$240,268	$260,107

NETSOL TECHNOLOGIES, INC.

Following is a summary of fixed assets held under capital leases as of March 31, 2013 and June 30, 2012:

	As of March 31 2013	As of June 30 2012
Computer Equipment and Software	$460,020	$702,637
Furniture and Fixtures	964	403,439
Vehicles	563,363	468,853
Building Equipment	-	302,216
Total	1,024,347	1,877,145
Less: Accumulated Depreciation	(309,769)	(900,790)
Net	$714,578	$976,355

Interest expense for the nine months ended March 31, 2013 and 2012 was $92,851 and $54,144, respectively.

(B) LOANS PAYABLE - BANK

The Company’s subsidiary, NetSol PK, has a loan with a bank, secured by the company’s assets. This loan consists of the following as of March 31, 2013 and June 30, 2012:

For the period ended March 31, 2013:
TYPE OF LOAN	MATURITY DATE	INTEREST RATE	BALANCE USD

Export Refinance	Every 6 months	9.50%	$ 2,008,435

Total			$ 2,008,435

For the year ended June 30, 2012:
TYPE OF LOAN	MATURITY DATE	INTEREST RATE	BALANCE USD

Export Refinance	Every 6 months	11.00%	$ 2,116,402

Total			$ 2,116,402

Interest expense for the nine months ended March 31, 2013, and 2012 was $137,749 and $179,167, respectively.

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

As of the period-ended March 31, 2013 and June 30, 2012, the remaining cash due of $103,226 is shown as “Other Payable” and the remaining stock to be issued of 4,670 shares at an average price of $18.90 is shown in “Common stock to be issued” in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTE 15 – CONVERTIBLE NOTES PAYABLE

The net outstanding balance of convertible notes as of March 31, 2013 and June 30, 2012 is as follows:

Issue Date	Balance net of BCF @ 3/31/13	Current Portion	Long Term	Maturity Date

Sep-12	379,512	379,512	-	Sep-13

Total	379,512	379,512	-

Issue Date	Balance net of BCF @ 6/30/12	Current Portion	Long Term	Maturity Date

Sep-11	3,745,457	2,809,093	936,364.25	Sep-13

Total	3,745,457	2,809,093	936,364.25

For the periods ended March 31, 2013 and 2012, the interest accrued on convertible notes was $318,389 and $281,262, respectively.

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

The Company has expensed out the balance amount of the financing cost and the discount of $254,543 on the old note at the date of replacement and recorded a further discount of $381,339 which will be amortized over remaining life of note. However due to partial conversion of notes worth $3,600,000 till March 31, 2013, out of this discount, a total amount of $360,851 has been expensed out in these consolidated financial statements. Due to the reduction in conversion price, the number of warrants has also been adjusted to the 168,943.

NETSOL TECHNOLOGIES, INC.

NOTE 16 - STOCKHOLDERS’ EQUITY

(A) TREASURY STOCK

On November 11, 2011, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 250,000 of its shares of common stock over the following 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The Company repurchased 4,430 shares of common stock from open market against cash consideration of $19,417 until December 31, 2012. The repurchase plan expired by its own terms in May, 2012. The balance as of March 31, 2013 and June 30, 2012 was $415,425.

(B) SHARES ISSUED FOR SERVICES TO RELATED PARTIES

During the nine months ended March 31, 2013 and 2012, the Company issued a total of 5,000 and 23,500 shares of restricted common stock for services rendered by the officers of the Company. These shares were valued at the fair market value of $25,200 and $147,075 respectively.

The Company recorded an expense of $13,700 and $121,750 against the services rendered by officers during the nine months ended March 31, 2013 and 2012.

During the nine months ended March 31, 2012, the Company issued a total of 16,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $173,600.

The Company recorded an expense of and $40,000 for services rendered by the independent members of the Board of Directors as part of their board compensation during the nine months ended March 31, 2012.

During the period ended March 31, 2013 and 2012, the Company issued a total of 2,500 and 1250 shares of its common stock to employees as required according to the terms of their employment agreements valued at $12,600 and $6,000 respectively.

The Company recorded an expense of $6,850 and $6,000 as part of compensation to employees as required according to the terms of their employment agreements during the nine months ended March 31, 2013 and 2012.

(C) SHARE-BASED PAYMENT TRANSACTIONS

During the period ended March 31, 2013, and June 30, 2012, the Company issued a total of 2,400 and 17,300 shares of its common stock for provision of services to unrelated consultants valued at $9,120 and $91,520, respectively.

(D) SHARE ISSUED AGAINST CASH PAYMENTS

During the year ended June 30, 2012, the Company issued 1,667,500 new shares through a follow on offering under an S-3 registration statement against net proceeds of $5,743,300. The shares were issued at the offering price of $4.00 per share. Aegis Capital Corp. acted as sole book-running manager and underwriters for the offering. The Company also offered Aegis Capital Corp. the right to exercise 5% warrants at an exercise price of 125% of the offering price.

(E) REVERSE STOCK SPLIT

On August 6, 2012, the shareholders of the Company authorized the board of directors to conduct a reverse split of the common stock of the Company in a range from 5 to 15 shares into one. Pursuant to the authority granted, the board approved the ratio of 10:1 for the reverse split which was effectuated on August 13, 2012. All figures have been presented on the basis of reverse split where ever applicable for all the periods presented in these financial statements.

NETSOL TECHNOLOGIES, INC.

NOTE 17 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:
	# of shares	Exercise Price			Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2011	691,932	$30.00	to	$50.00	$1,637,459
Granted	351,259	$3.00	to	$7.50
Exercised	(231,259)	$3.00	to	$12.50
Expired / Cancelled	(8,499)	$7.50	to	$16.50
Outstanding and exercisable, June 30, 2012	803,433	$30.00	to	$50.00	$-
Granted	307,556	$3.50	to	$7.00
Exercised	(380,458)	$3.50	to	$7.00
Expired / Cancelled	(405,433)	$18.30	to	$50.00
Outstanding and exercisable, March 31, 2013	325,098	$6.50	to	$50.00	$1,181,008

WARRANTS:
Outstanding and exercisable, June 30, 2011	17,823	$3.10	to	$37.00	$219,119
Granted	246,396	$5.00	to	$7.73
Exercised
Expired	(2,500)	$18.50	to	$37.00
Outstanding and exercisable, June 30, 2012	261,719	$3.10	to	$7.73	$(30,105)
Granted / adjusted	5,922
Exercised	(104,517)	$3.10	to	$7.46
Expired
Outstanding and exercisable, March 31, 2013	163,124	$5.00	to	$7.46	$958,835

The average life remaining on the options and warrants as of March 31, 2013 is as follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:

$0.10 - $9.90	197,098	4.21	7.14
$10.00 - $19.90	15,000	2.81	18.07
$20.00 - $29.90	95,000	2.88	25.27
$30.00 - $50.00	18,000	0.90	48.89

Totals	325,098	3.57	15.25

WARRANTS:
$3.10 - $7.73	163,124	3.44	7.29

Totals	163,124	3.44	7.29

All options and warrants granted are vested and are exercisable as of March 31, 2013.

NETSOL TECHNOLOGIES, INC.

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

NETSOL TECHNOLOGIES, INC.

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

Risk-free interest rate 0.11%
Expected life 3 months
Expected volatility 32.23%

During the quarter ended March 31, 2013, the Company granted 50,000 options to two employees with an exercise price of $4.50 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $82,542 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.07%
Expected life 3 months
Expected volatility 18.72%

During the quarter ended March 31, 2013, the Company granted 39,134 options to two employees with an exercise price of $6.00 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $12,139 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.07%
Expected life 3 months
Expected volatility 18.72%

During the quarter ended March 31, 2013, the Company granted 8,000 options to two employees with an exercise price of $7.00 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $188 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.07%
Expected life 3 months
Expected volatility 18.72%

During the quarter ended March 31, 2013, the Company granted 8,000 options to one employee with an exercise price of $5.00 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $8,642 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.07%
Expected life 1 month
Expected volatility 13.95%

During the quarter ended March 31, 2013, the Company granted 1,200 options to one employee with an exercise price of $5.83 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $501 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.07%
Expected life 3 months
Expected volatility 18.72%

NETSOL TECHNOLOGIES, INC.

During the quarter ended March 31, 2013, the Company granted 10,364 options to one employee with an exercise price of $5.50 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $6,018 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.05%
Expected life 1 month
Expected volatility 13.95%

During the quarter ended March 31, 2013, the Company granted 3,636 options to one employee with an exercise price of $5.50 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $2,251 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.08%
Expected life 3 months
Expected volatility 18.55%

During the quarter ended March 31, 2013, the Company granted 5,000 options to one employee with an exercise price of $7.00 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $19,202 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate 0.07%
Expected life 1 month
Expected volatility 31.27%

WARRANTS

During the quarter ended September 30, 2011, the Company entered into an agreement to issue the 2011 Convertible Note together with warrants to purchase 140,845 warrants of common stock at an initial exercise price of $8.95 per share with a life of five years. The Notes and Warrants terms contain anti-dilution protection.  The fair market value of these warrants was calculated as $446,480 by using Black Scholes value method. Using this value, the proceeds of Convertible note were allocated between warrants and convertible based on their relative fair values. The Company recorded $401,648 capitalized financing cost which will be amortized over the life of the note. As a result of new capital raised under the shelf registration on form S-3 the conversion price of note and exercise price of warrants has been adjusted downward from $8.95 to $7.73 and number of warrants have been increased to 163,021. Moreover, the Company also offered Aegis Capital Corp. the right to exercise 5% warrants at an exercise price of 125% of the offering price. On March 7, 2013, 72,300, of the outstanding 83,375 warrants, were exercised.

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

NETSOL TECHNOLOGIES, INC.

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

PERFORMANCE AWARDS

Under the 2011 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive our stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards maybe based on performance criteria and/or continued service with the Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2011 Plan, which is subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of March 31, 2013, 16,950 shares have been issued under this plan to non- officers employees.

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

	2013	2012
Revenues from unaffiliated customers:
North America	$5,012,431	$3,295,569
Europe	5,762,058	4,370,681
Asia - Pacific	24,765,007	17,779,058
Revenue from related party	154,050
Consolidated	$35,693,546	$25,445,308

Operating income (loss):
Corporate headquarters	$(2,280,141)	$(2,409,184)
North America	297,172	272,796
Europe	817,408	464,297
Asia - Pacific	8,235,650	4,226,333
Consolidated	$7,070,089	$2,554,242

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(2,767,880)	$(3,157,229)
North America	255,283	272,233
Europe	815,938	507,471
Asia - Pacific	9,177,765	4,558,494
Consolidated	$7,481,106	$2,180,969

Identifiable assets:
Corporate headquarters	$14,772,163	$15,921,658
North America	4,110,110	3,431,800
Europe	6,042,543	7,190,639
Asia - Pacific	76,224,455	64,868,497
Consolidated	$101,149,271	$91,412,594

Depreciation and amortization:
Corporate headquarters	$102,005	$53,130
North America	486,060	234,943
Europe	656,727	559,073
Asia - Pacific	2,883,525	2,468,996
Consolidated	$4,128,317	$3,316,142

Capital expenditures:
Corporate headquarters	$4,236	$3,170
North America	51,195	13,686
Europe	431,417	578,537
Asia - Pacific	6,264,154	3,134,178
Consolidated	$6,751,002	$3,729,571

NETSOL TECHNOLOGIES, INC.

Net revenues by our various products and services provided for the period ended March 31, are as follows:

	2013	2012
Licensing Fees	$11,537,363	$6,092,203
Maintenance Fees	7,199,293	5,983,073
Services	16,802,840	13,370,032
Services to related party	154,050	-
Total	$35,693,546	$25,445,308

During the nine months ended March 31, 2013, revenue services were provide to Atheeb NetSol Saudi Company Limited (related party).

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at March 31, 2013

NetSol PK	34.35%	$14,379,643
NetSol-Innovation	49.90%	1,447,121
VLS	49.00%	498,467
Vroozi	9.09%	73,960

Total		$16,399,191

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2012

NetSol PK	39.48%	$13,600,492
NetSol-Innovation	49.90%	1,076,833
VLS	49.00%	722,096

Total		$15,399,421

(A) NETSOL TECHNOLOGIES, LIMITED

NetSol PK is majority owned by the Company. During the period ended March 31, 2013, the Company purchased 4,071,400 shares of NetSol PK from the open market against the value of $799,349. After this purchase, the non-controlling interest in NetSol PK was reduced from 39.48% to 34.35%.  For the nine months ended March 31, 2013 and 2012, NetSol PK had net income of $7,278,370 and $3,229,747 respectively. The related non-controlling interest was $2,573,076 and $1,275,104, respectively. For the same period the Comprehensive loss attributable to non-controlling interest was $1,012,448 and $957,938 respectively.

Employees of the company also exercised options to acquire 108,000 shares of the subsidiary valued at $17,871.

NETSOL TECHNOLOGIES, INC.

(B) NETSOL INNOVATION (PRIVATE) LIMITED

For the nine months ended March 31, 2013 and 2012, NetSol Innovation had net income of $875,704 and $788,053. The related non-controlling interest was $436,977 and $393,238, respectively. For the same period the Comprehensive loss attributable to non-controlling interest was $66,688 and $60,340 respectively.

(C) VIRTUAL LEASE SERVICES

For the nine months ended March 31, 2013 and 2012, VLS had a net loss of $444,591 and $66,246. The related, non-controlling interest was $217,850 and $32,460, respectively. For the same period the comprehensive loss attributable to non-controlling interest was $5,779 and comprehensive income $16,702 respectively.

(D) VROOZI, INC.

During the quarter ended March 31, 2013, the subsidiary company issued shares worth of $100,000 to one employee against his services. As a result, the status of the subsidiary has been changed from wholly owned subsidiary to majority owned subsidiary. For the nine months ended March 31, 2013 Vroozi had a net loss of $1,915,091 out of which $26,040 has been recorded as non-controlling interest.

NOTE 20 – INCOME TAXES

Our effective tax rates were approximately 0.29% and 2.87% for the nine months ended March 31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.  Also, the Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future.

NOTE 21 - SUBSEQUENT EVENTS

In April 2013, 81,136 shares were issued to the holders of convertible notes against conversion of the remaining $400,000 of principal value resulting in a note value to nil.

In April 2013, employees of the Company exercised options to acquire 58,827 shares of common stock valued at $520,000.

In April 2013, one of the officers of the Company exercised options to acquire 10,000 shares of common stock valued at $65,000.

NETSOL TECHNOLOGIES, INC.

Item 2.  Management's Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31, 2013.

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

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the San Francisco Bay Area, for North America; the London Metropolitan area for Europe; and Bangkok, Thailand, Beijing, China and Lahore, Pakistan for Asia Pacific.  The Company continues to maintain services, solutions and/or sales specific offices in Australia, China, Pakistan, Thailand, the United Kingdom, the United States, and through alliances in the Kingdom of Saudi Arabia and Japan.

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

NetSol’s IP, smartOCI®, now part of  Vroozi, Inc., develops innovative e-commerce solutions for all business sizes and industry verticals which help companies search, source, negotiate, and order goods and services from suppliers electronically optimizing organization’s procurement and supply chain operations.  Vroozi’s business to business search engine, collaborative commerce, and electronic marketplace applications are deployed On Demand and can integrate seamlessly with major ERP vendor systems such as SAP or deployed independently on the Internet.

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the quarter ended March 31, 2013.  It should be read together with our consolidated financial statements and related notes included herein.

NETSOL TECHNOLOGIES, INC.

A few of NetSol’s major successes achieved in the nine months of fiscal year 2013 were:

•
NetSol PK signed an agreement worth multi-million dollars to implement the NetSol Financial Suite's (NFSTM) Contract Management and Wholesale Finance System modules with a leading auto captive finance company.

•
NetSol PK opened a new office in Sydney, augmenting its presence in Australia in order to capture a growing market opportunity in the broad equipment finance sector and enhance service capability in the region.

•	NetSol PK signed an agreement to implement Credit Application System at a leading auto captive finance company in China.

•	VLS signed new contracts with Investec and another European bank for providing due diligence and audit services.

•	NTE renegotiated maintenance agreements with a number of major NTE clients which has resulted in increased maintenance revenues.

•	NTE LeaseSoft implementation went live for a leading UK independent leasing company.

•
NTE is developing prototype Apps for three of our existing customers. Virtual Lease Services was awarded a significant new Chip & Pin contract which is anticipated to increase the vendor business for VLS during the second half.

•	NTE concluded two license upgrades of its product LeaseSoft.

•	The Company participated in CLBA (China Leasing Business Association) annual event as a Gold Sponsor where more than 500 delegates and 200 companies had participated.

•
Atheeb NetSol signed an InfoSec Cyber Security contract to be implemented at Royal Saudi Air Force – KSA. In addition, NetSol would also act as Atheeb NetSol’s technology implementation partner for implementation of SOC & GRC technology at the Royal Saudi Air Force. The Company secured sole partnership for Pakistan with Encase Guidance Software, a world leader in Digital Forensics, to carry out effective computer investigation of any kind, including intellectual property theft, incident response & compliance auditing.

•	NetSol Technologies diversified into developing mobile applications for its clients.

•
Mercedes-Benz Leasing China (MBLC) went live with NFSTM for the Hire Purchase and Operating Lease market. Since the automotive leasing market in China is still new, the presence of NetSol Financial Suite in this landscape is a significant development which promises to have a large impact on the Chinese market.

•
Chongqing Auto Finance Co., Ltd., West China's first non-captive China Banking Regulatory Commission-approved auto finance company to conduct leasing of various auto brands and models, went live with the entire NFS™.

•	NetSol Technologies won a multi-million dollar contract for the implementation of its flagship product NFS™ at a major automobile manufacturer in Thailand.

•
Vroozi has signed several agreements including one with a Fortune 500 communication technology company to implement Vroozi's smartOCI® search engine software in its enterprise resource planning (ERP) e-Procurement environment.

•	Thought leadership webinar conducted and moderated by Vroozi on Procurement Best Practices with industry leaders from MIT, Salesforce, Dow Chemical, and Wipro.

•	Vroozi took on board Ms. Ivy Montgomery as VP Marketing who has the past experience of working with SAP and Oracle.

•	NetSol PK signed a contract to implement the Transport Department Automation System for the Government of Punjab, Pakistan.

•	A European Bank portfolio migration went live with more than doubling the size of the lease portfolio managed on LeaseSoft.

NETSOL TECHNOLOGIES, INC.

•
NTE commissioned to provide a Point of Sale solution to a Bank client to support their entry into Vehicle finance. This solution will support both Bank direct and captive manufacturer brands at point of sale through dealers.

•	NTNA secured and delivered a Leasing and Finance Consulting project with a Mexico based subsidiary of one of the largest commercial truck manufacturing companies in the world.

•	NTNA completed the Data Center setup for its IaaS (Infrastructure as a Service) offering.

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

This plan is designed to:

●	Achieve 15-25% annual revenue growth for the next 5 years.

●	Enhance delivery capabilities, scale up capacity building infrastructure, and increase sales and technical staff.

●	Achieve 55-60% gross margins in 2013, anticipate average 63 to 65% for next three years.

●	Result in enhanced organic growth, partnerships, new alliances and M&A.

●	Build a strong new ecommerce vertical under the Vroozi platform.

●	Further enhance delivery and service capabilities in Thailand, China and Pakistan.

●	Strengthen NetSol brand and market shares in APAC markets by penetration in every market in APAC.

●	Expand sales and marketing efforts and initiatives in the growing auto and equipment financing sectors in North America.

●	Aggressively outbid competitors in APAC markets in general through growing and long term strategic relationships with our largest customers such as Daimler Financing Services and Toyota Leasing.

●	Develop further and stronger partnership with a few Fortune 500 Captive Auto Finance companies by executing global frame agreements.

●	Hire, develop and groom talent across the globe to support the most ‘bullish’ outlook for our core offerings while also positioning line managers for senior management roles in the Company.

NETSOL TECHNOLOGIES, INC.

The plan contemplates the following enhanced activities and initiatives will accomplish these goals:

o	Aggressively continue expansion in the Chinese market which offers ever growing new opportunities in the auto, banking and lending sectors for NFS™.

o
Positioning China to become a dominant market for lending enterprise solutions for captive multinationals and local Chinese companies, including equipment finance, big ticket leasing markets and the banking industry. In the lease and finance domain NetSol can claim the de facto leadership position in the rapidly growing Chinese market.

o
Further augmentation of NTPK Thailand. The office space in Bangkok has been enhanced with new hires of local and international staff to address and support a very rapidly growing market. The pipeline of new customers is growing from the markets in Japan, South Korea, Malaysia, Indonesia, Australia, India and other regional markets. These markets are effectively serviced and supported from the local offices in Australia, Pakistan and Thailand.  All of these locations are fully equipped with strong sales and client support teams.  NetSol Thai has become a model delivery and implementation center for regional l customers and partners in Asia Pacific.

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

o
The Kingdom of Saudi Arabia is undergoing massive development in education, technology, infrastructure, healthcare, public and defense sectors. The economy is robust, rich and well capitalized, offering vast opportunities for NetSol through our joint venture ANSCL. Recently, there have been a few new local IT contracts awarded but our vision is based on long term and high value projects in the defense, public, infrastructure and multinational auto captive markets. Within the Kingdom, we foresee bigger contracts and projects that will require both the financial wherewithal and strong balance sheet of Atheeb and the technical expertise of NetSol. The JV is positively shaping up as the pipeline is improving every quarter. Currently, the joint venture has 10 employees based in Riyadh with direct delivery and implementation support from NetSol PK. In the last few months NSCL signed four new contracts both in defense and private sector to provide IT services and consulting in the key areas that are valued to over $2.0MN. This is just the beginning as we anticipate very exciting developments as we close new contracts. Ties between these joint venture partners  could not be stronger, as it was so clearly reflected at the NASDAQ closing bell ceremony on April 23, 2013, by the appearance of HRH Prince Abdulaziz Ahmed Al Saud, Chairman of Atheeb to co-preside with the Chairman and CEO of NetSol, Najeeb Ghauri.

Growth – New Alliances, Mergers & Acquisition

The markets in the APAC and North America offer a host of synergistic and complementary companies with impressive client bases to expand the distribution channels for NFS™ and its new generation product line.  There are established small sized Companies, with relatively low valuations, which can become part of NetSol on an affordable basis. It is important to seek out these companies in order to grow our customer base, revenue and net margins by leveraging our delivery and implementation model.

NETSOL TECHNOLOGIES, INC.

Funding and Investor Relations:

The fundamental challenge constantly facing the management is to achieve sustainable growth with a healthy balance sheet, without too much dilution. In light of global opportunities for organic growth and through alliances and mergers and acquisitions, the Company raised cash through a public offering of shares of common stock in 2012.  We have utilized the capital infusion efficiently and effectively in key initiatives globally.  We will continue to use our best judgment, prudence and long term strategic goals as perspective in any future new capital infusion. The main objective is to ramp up and accelerate growth both organically, through alliances and/or through mergers and acquisitions.

Investor Relations efforts will include:

•
An effective IR and PR campaign has been in place since the beginning of fiscal year 2013. The results have been impressive as institutional ownership is now over 25% with anticipated further grown in this area.

•	Sharing the NetSol story with sell side analysts, funds, portfolio managers and the financial media.

•	Aggressively positioning NetSol in front of major investors’ conferences and road shows to be organized by our IR consultants and investment bankers.

•	Utilizing US mainstream media to highlight NetSol’s image and niche business offerings.

•	Founding management continued investment in the Company in the open market reaffirming their commitment to the potential and the future of the Company.

NetSol has experienced an extremely successful reverse split to date as the market value has more than doubled since August 2012.  We plan to continue to aggressively reach out to retail, institutions and analysts to share more about the success and potential of NetSol in coming years. We hope to continue to use marketing to augment the Company’s continuous improvement of fundamentals.

Improving the Bottom Line:

Management believes that these measures will improve the bottom line on an ongoing basis:

•	Improve pricing, sales volume and fee structures.

•	Close more license sales and enhance maintenance contracts by removing discounts as well as adequately pricing for NetSol support and services.

•	Continue consolidation and reevaluating operating margins as ongoing activities.

•	Streamline further cost of goods sold to improve gross margins to historical levels over 60%, as sales ramp up.

•	Generate higher revenues per employee, enhance productivity and lower cost per employee.

•	Create economies of scale as teams and systems mature across the organization.

•	Optimize the utilization of NetSol’s best talent and resources, infrastructure, processes and disciplines to maximize the bottom-line and fully leverage the cost arbitrage.

•	Grow process automation and leverage the best practices of CMMI level 5. Global delivery concept and integration will further improve both gross and net margins.

•	Cost efficient management of every operation and continue further consolidation to improve bottom line.

•	Create more visibility and predictability by implementing SaaS model in mature markets. Retire Debt to reduce the interest cost significantly and to make every effort to avoid any one time charges.

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

•
The recently held Milken Institute Annual conference in California by few top ranked economists sees the global growth in excess of 3% annually in coming years. The IMF projects that the Chinese market is on track for 8% GDP for the next few years. The emerging and growing markets are not limited to BRIC nations only, but now include Malaysia, Indonesia, the countries of Africa and, Mexico. The US economy could be stronger with projected 2% GDP growth in 2013 and 2014.

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

•
China’s automobile and banking sectors have been unaffected by the global meltdown and their recent automobile sales statistics continue to outperform all other economies. China’s passenger vehicle sales rose 49% in December 2012, while China’s total vehicle sales, including trucks and buses, are projected to accelerate this year and surpass 20 million for the first time according to Bloomberg News, February 7, 2013.

•
Chinese leasing market is still in its infancy stage. While auto ownership is on the rise in China, leasing is still at the 10% range as compared to over 80% leasing/financing in the US market. This huge penetration gap in China is favorable for NetSol’s enterprise leasing solution as we anticipate continuous robust growth in Chinese market.

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

•	Vroozi provides a strong entry in the e-commerce and cloud by way of developing and marketing a new IP with the Vroozi Shopping Platform and smartOCI® and landing Fortune 500 US customers.

•
Companies which survived the recent recession, such as NetSol, with price advantage and a global presence will gain further momentum as economic indicators continue to turn positive. The bigger customers and targeted verticals are much more cost conscious and are seeking a better rate of return on investments in IT services. NetSol has an edge due to its BestShoring® model and proven track record of delivery and implementations worldwide.

•
The Kingdom of Saudi Arabia is investing billions in healthcare, education, defense, cyberspace securities, IT, infrastructure and many other new sectors. This makes KSA one of the most promising markets for the Atheeb NetSol joint venture.

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

NETSOL TECHNOLOGIES, INC.

•	The election in Pakistan on May 11, 2013, could potentially turn around the economy and geo-political climate. We anticipate much better business and commerce environment in coming months.

•
The levy of Indian IT sector excise tax of 35% (NASSCOM) on software exports is very positive for NetSol. In Pakistan there is a 15 year tax holiday on IT exports of services. There are 4 more years remaining on this tax incentive.

Negative trends:

•	Geopolitical unrest due to extremism in the regions of Pakistan and Afghanistan.

•	Continued strains in US-Pakistan relations.

•	The emergence of many smaller players offering IT solutions in China has resulted in greater price competition.

•	The political and congressional deadlock could stall the US economy. Also a continued sluggish European market could adversely affect our business in Europe.

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

NETSOL TECHNOLOGIES, INC.

CASH RESOURCES

The company had $7,706,158 million worldwide in cash as on March 31, 2013.

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

NETSOL TECHNOLOGIES, INC.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2013 as compared to the Quarter Ended March 31, 2012

Net revenues for the quarter ended March 31, 2013 and 2012 are broken out among the subsidiaries as follows:

	2013		2012
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	2,137,965	16.68%	1,542,525	14.54%
Vroozi	207,362	1.62%	3,731	0.04%
	2,345,327	18.30%	1,546,256	14.57%

Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	1,418,081	11.07%	1,417,339	13.36%
VLS	424,648	3.31%	447,227	4.21%
HAFL	-	0.00%	(119)	0.00%
	1,842,729	14.38%	1,864,447	17.57%
Asia-Pacific:
NetSol PK	6,867,696	53.60%	4,625,672	43.60%
Netsol Innovation	1,043,798	8.15%	885,133	8.34%
Connect	195,249	1.52%	168,030	1.58%
Abraxas	207,431	1.62%	135,510	1.28%
NTPK Thailand	311,637	2.43%	382,889	3.61%
NetSol Beijing	110	0.00%	1,002,611	9.45%

	8,625,921	67.32%	7,199,845	67.86%

Total	$12,813,977	100.00%	$10,610,548	100.00%

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended March 31, 2013 and 2012 as a percentage of revenues.

	For the Three Months Ended March 31,
	2013	%	2012	%
Net Revenues:
License fees	$4,790,015	37.38%	$2,968,498	27.98%
Maintenance fees	2,488,774	19.42%	1,824,585	17.20%
Services	5,535,188	43.20%	5,817,465	54.83%
Total net revenues	12,813,977	100.00%	10,610,548	100.00%

Cost of revenues:
Salaries and consultants	3,386,543	26.43%	2,741,717	25.84%
Travel	499,990	3.90%	372,578	3.51%
Repairs and maintenance	92,405	0.72%	109,868	1.04%
Insurance	48,193	0.38%	40,103	0.38%
Depreciation and amortization	1,033,023	8.06%	830,646	7.83%
Other	1,259,067	9.83%	818,804	7.72%
Total cost of revenues	6,319,221	49.32%	4,913,716	46.31%
Gross profit	6,494,756	50.68%	5,696,832	53.69%
Operating expenses:
Selling and marketing	806,569	6.29%	835,153	7.87%
Depreciation and amortization	437,700	3.42%	403,177	3.80%
Bad debt expense	(445)	0.00%	-	0.00%
Salaries and wages	1,375,930	10.74%	1,099,503	10.36%
Professional services, including non-cash compensation	181,808	1.42%	138,094	1.30%
General and adminstrative	1,044,699	8.15%	1,056,725	9.96%
Total operating expenses	3,846,261	30.02%	3,532,652	33.29%

Income from operations	2,648,495	20.67%	2,164,180	20.40%
Other income and (expenses)
Gain (loss) on sale of assets	15,097	0.12%	(666)	-0.01%
Interest expense	(115,614)	-0.90%	(167,972)	-1.58%
Interest income	86,018	0.67%	26,672	0.25%
Gain on foreign currency exchange transactions	97,831	0.76%	421,098	3.97%
Share of net loss from equity investment	(16,392)	-0.13%	(140,554)	-1.32%
Beneficial conversion feature	(173,266)	-1.35%	(52,665)	-0.50%
Other (expense)	(371)	0.00%	139,377	1.31%
Total other income (expenses)	(106,697)	-0.83%	225,290	2.12%
Net income before income taxes	2,541,798	19.84%	2,389,470	22.52%
Income taxes	(10,579)	-0.08%	(32,921)	-0.31%
Net income after tax	2,531,219	19.75%	2,356,549	22.21%
Non-controlling interest	(968,384)	-7.56%	(672,322)	-6.34%
Net income attibutable to NetSol	1,562,835	12.20%	1,684,227	15.87%

Net revenues for the quarter ended March 31, 2013 were $12,813,977 as compared to $10,610,548 for the quarter ended March 31, 2012.  This reflects an increase of $2,203,429 or 20.77% in the current quarter as compared to the quarter ended March 31, 2012. Year over year, revenue from license income increased by $1,821,517 mainly due to signing of new deals of the core NetSol Financial SuiteTM. Services revenue, which also includes consulting and implementation, slightly decreased to $5,535,188, as compared to $5,817,465 last year. Maintenance fees increased by $664,189, to $2,488,774 in the current quarter, as compared to $1,824,585 in the comparable period. The increase in maintenance fees is due, in part, to re-negotiation of rates with some of the customers. Also as we manage to sell more licenses, this fee is expected to increase in the future.

NETSOL TECHNOLOGIES, INC.

The gross profit was $6,494,756 in the quarter ending March 31, 2013 as compared with $5,696,832 for the same quarter of the previous year. This is an increase of 14.01% or $797,924.  The gross profit percentage for the quarter slightly decreased to 50.68% from 53.69% in the quarter ended March 31, 2012. The cost of sales was $6,319,221 in the current quarter compared to $4,913,716 in the comparable quarter of fiscal 2012. As a percentage of sales it increased from 46.31% for the quarter ended March 31, 2012 to 49.32% in the current quarter. Salaries and consultant fees increased by $644,826; from $2,741,717, in the prior comparable quarter, to $3,386,543. As a percentage of sales, it slightly increased from 25.84% in the prior comparable quarter to 26.43% in the current quarter. The increase in salaries is due to the annual pay raise and hiring of new employees at key locations including North America, China and Thailand. Depreciation and amortization expense increased to $1,033,023 compared to $830,646 in the corresponding quarter last year or an increase of $202,377.

Operating expenses were $3,846,261 for the quarter ending March 31, 2013 as compared to $3,532,652, for the corresponding period last year or an increase of 8.88% or $313,609.  As a percentage of sales, it decreased from 33.29% to 30.02%. Depreciation and amortization expense amounted to $437,700 and $403,177 for the quarter ended March 31, 2013 and 2012, respectively. Combined salaries and wage costs were $1,375,930 and $1,099,503 for the comparable periods, respectively. As a percentage of sales, these costs slightly increased from 10.36% to 10.74%.  General and administrative expenses were $1,044,699 and $1,056,725 for the quarters ended March 31, 2013 and 2012, respectively, a decrease of $12,026 or 1.14%.  As a percentage of sales, these expenses were 8.15% in the current quarter compared to 9.96% in the comparable quarter.

Selling and marketing expenses were $806,569 and $835,153, in the quarter ended March 31, 2013 and 2012, respectively. The Company is marketing its products in different geographies of the world and has hired more professional resources for the business development. Also the aggressive marketing of smartOCI® and other Vroozi products in North America and Europe and has maintained the sales and marketing expenses. Professional services expense increased by 31.66% to $181,808 in the quarter ended March 31, 2013, from $138,094 in the corresponding period last year.

Income from operations was $2,648,495, compared to $2,164,180, for the quarters ended March 31, 2013 and 2012, respectively. This represents an increase of $484,315 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 20.67% in the current quarter compared to 20.40% in the prior period.

Net income was $1,562,835, compared to $1,684,227, for the quarters ended March 31, 2013 and 2012, respectively.  This is a decrease of $121,392 compared to the prior year.  Included in this income is foreign currency exchange gain of $97,431 compared to $421,098 in the same reporting period last year, mainly due to appreciation of the USD, Euro and Pound in the prior period against the Pakistan Rupee. Also included in the net income is the share of net loss of $16,392 from an associated company as compared to $140,554 in the corresponding period. The current fiscal quarter amount includes a net reduction of $968,384, compared to $672,322 in the prior period, for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 34.35% non-controlling interest in NetSol PK, 49% non-controlling interest in VLS and 9.09% non-controlling interest in Vroozi. Interest expense was $115,614 in the current quarter as compared to $167,972 in the comparable period.  Net income per share, basic and diluted, was $0.19 as compared to $0.27 for the quarters ended March 31, 2013 and 2012 respectively.

The net EBITDA income was $3,073,733 compared to $3,092,271 for the quarters ended March 31, 2013 and 2012, after amortization and depreciation charges of $1,470,723 and $1,233,823, income taxes of $10,579 and $32,921, interest expense of $115,614 and $167,972, and interest income of $86,018 and $26,672 respectively.  The EBITDA earning per share, basic and diluted was $0.37 for the quarter ended March 31, 2013 as compared to $0.50 for the quarter ended March 31, 2012.  As a percentage of revenues EBITDA was 23.99% compared to 29.14% for the quarters ended March 31, 2013 and 2012, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

NETSOL TECHNOLOGIES, INC.

Nine Months Period Ended March 31, 2013 as compared to the Nine Months Period Ended March 31, 2012:

Net revenues for the nine months ended March 31, 2013 and 2012 are broken out among the subsidiaries as follows:

	2013		2012
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	4,196,360	11.76%	3,291,838	12.94%
Vroozi	816,071	2.29%	3,731	0.01%
	5,012,431	14.04%	3,295,569	12.95%

Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	4,533,741	12.70%	3,462,057	13.61%
VLS	1,228,317	3.44%	905,591	3.56%
HAFL	-	0.00%	3,033	0.01%
	5,762,058	16.14%	4,370,681	17.18%
Asia-Pacific:
NetSol PK	16,353,556	45.82%	12,815,640	50.37%
Netsol-Innovation	2,754,651	7.72%	2,510,183	9.87%
Connect	562,757	1.58%	469,232	1.84%
Abraxas	1,197,679	3.36%	295,175	1.16%
NTPK Thailand	3,975,897	11.14%	686,217	2.70%
NetSol Beijing	74,517	0.21%	1,002,611	3.94%

	24,919,057	69.81%	17,779,058	69.87%

Total	$35,693,546	100.00%	$25,445,308	100.00%

NETSOL TECHNOLOGIES, INC.

The following table sets forth the items in our unaudited consolidated statement of operations for the nine months ended March 31, 2013 and 2012 as a percentage of revenues:

	For the Nine Months Ended March 31,
	2013	%	2012	%
Net Revenues:
License fees	$11,537,363	32.32%	$6,092,203	23.94%
Maintenance fees	7,199,293	20.17%	5,983,073	23.51%
Services	16,956,890	47.51%	13,370,032	52.54%
Total net revenues	35,693,546	100.00%	25,445,308	100.00%

Cost of revenues:
Salaries and consultants	9,720,744	27.23%	7,412,931	29.13%
Travel	1,211,478	3.39%	912,420	3.59%
Repairs and maintenance	344,124	0.96%	280,785	1.10%
Insurance	126,919	0.36%	107,319	0.42%
Depreciation and amortization	3,015,181	8.45%	2,432,261	9.56%
Other	2,739,702	7.68%	1,756,629	6.90%
Total cost of revenues	17,158,148	48.07%	12,902,345	50.71%
Gross profit	18,535,398	51.93%	12,542,963	49.29%
Operating expenses:
Selling and marketing	2,500,742	7.01%	2,270,566	8.92%
Depreciation and amortization	1,113,136	3.12%	883,881	3.47%
Bad debt expense	54,444	0.15%	-	0.00%
Salaries and wages	3,722,590	10.43%	3,058,090	12.02%
Professional services, including non-cash compensation	544,978	1.53%	561,754	2.21%
General and adminstrative	3,529,419	9.89%	3,214,430	12.63%
Total operating expenses	11,465,309	32.12%	9,988,721	39.26%

Income from operations	7,070,089	19.81%	2,554,242	10.04%
Other income and (expenses)
Gain (loss) on sale of assets	29,118	0.08%	(3,940)	-0.02%
Interest expense	(587,935)	-1.65%	(587,136)	-2.31%
Interest income	141,802	0.40%	66,741	0.26%
Gain on foreign currency exchange transactions	997,725	2.80%	460,317	1.81%
Share of net loss from equity investment	468,095	1.31%	(240,554)	-0.95%
Beneficial conversion feature	(615,394)	-1.72%	(126,912)	-0.50%
Other (expense)	(367)	0.00%	122,671	0.48%
Total other income (expenses)	433,044	1.21%	(308,813)	-1.21%
Net income before income taxes	7,503,133	21.02%	2,245,429	8.82%
Income taxes	(22,027)	-0.06%	(64,460)	-0.25%
Net income after tax	7,481,106	20.96%	2,180,969	8.57%
Non-controlling interest	(2,766,163)	-7.75%	(1,635,883)	-6.43%
Net income attibutable to NetSol	4,714,943	13.21%	545,086	2.14%

Net revenues for the nine months ended March 31, 2013 were $35,693,546 as compared to $25,445,308 for the nine months ended March 31, 2012. This reflects a significant increase of $10,248,238 or 40.28%. Revenue from license income increased to $11,537,363 from $6,092,203 in the corresponding nine months of fiscal 2012. This is an increase of $5,445,160 or 89.38%. The increase in license revenue is mainly due to signing of the new deals of the flagship product “NetSol Financial Suite” both in the Asia Pacific and North American regions. Services revenue, which also includes consulting and implementation, significantly increased to $16,956,890 as compared to $13,370,032 last year. While existing clients have requested new services and enhancements, the services income has also increased due to implementation of the product at the business sites of new customers. Vroozi also got multiple services agreements signed for the implementation of its product “smartOCI®” resulting in increase in the services revenue. Service revenue also includes an amount of $154,050 from services provided to related party. In the nine months of fiscal 2013, our maintenance fees also significantly increased by $1,216,220, from $5,983,073 last year, to $7,199,293. The increase was also due to re-negotiation of rates with some of the customers. Also as we manage to sell more licenses, this fee is expected to increase in the future.

NETSOL TECHNOLOGIES, INC.

The gross profit was $18,535,398 in the nine months ending March 31, 2013 as compared with $12,542,963 for the same period of the previous year or an increase of 47.78%. The gross profit percentage for the nine months increased to 51.93% from 49.29% in the nine months ended March 31, 2012.  The cost of sales was $17,158,148 in the current period compared to $12,902,345 in the comparable period of fiscal 2012. As a percentage of sales, it decreased from 50.71% for the nine months ended March 31, 2012 to 48.07% in the current period. Salaries and consultant fees increased, by $2,307,813, from $7,412,931 in the prior comparable period, to $9,720,744. As a percentage of sales, it decreased from 29.13% in the prior comparable period to 27.23% in the current period.  The increase in salaries is due to hiring of new technical employees at key locations including Pakistan, Thailand, China and North America as well as the annual salary raise. Depreciation and amortization expense also increased to $3,015,181 compared to $2,432,261 in the corresponding nine months or an increase of $582,920. The Company has certain intangible assets under development and as soon as an asset is ready for market, its amortization is started, hence this increase.

Operating expenses were $11,465,309 for the nine months ending March 31, 2013 as compared to $9,988,721, for the corresponding period last year or an increase of 14.78% or $1,476,588. As a percentage of sales, it decreased from 39.26% to 32.12%. Depreciation and amortization expense amounted to $1,113,136 and $883,881 for the nine months ended March 31, 2013 and 2012, respectively. Combined salaries and wage costs were $3,722,590 and $3,058,090 for the comparable periods, respectively. As a percentage of sales, these costs decreased from 12.02% to 10.43%.  General and administrative expenses were $3,529,419 and $3,214,430 for the nine months ended March 31, 2013 and 2012, respectively, an increase of $314,989 or 9.8%. As a percentage of sales, these expenses were 9.89% in the current period compared to 12.63% in the comparable period.

Selling and marketing expenses were $2,500,742 and $2,270,566 in the nine months ended March 31, 2013 and 2012, respectively.  Professional services expense decreased 2.99% to $544,978 in the nine months ended March 31, 2013, from $561,754 in the corresponding period last year.

Income from operations was $7,070,089 compared to $2,554,242 for the nine months ended March 31, 2013 and 2012, respectively. This represents an increase of $4,515,847 for the nine months compared with the comparable period in the prior year.  As a percentage of sales, net income from operations was 19.81% in the current period compared to 10.04% in the prior period.

Net income was $4,714,943 compared to $545,086 for the nine months ended March 31, 2013 and 2012, respectively.  This is an increase of $4,169,857 compared to the prior year.  Included in this income is foreign currency exchange gain of $997,725 compared to $460,317 in the comparable period last year, due to appreciation of the US Dollar in the current period against the Pakistan Rupee. Also included in the net income is the share of net income of $468,095 from an associated company as compared to a loss of $240,554 in the corresponding period. The current fiscal period amount includes a net reduction of $2,766,163 compared to $1,635,883 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 34.35% non-controlling interest in NetSol PK, 49% non-controlling interest in VLS and 9.09% non-controlling interest in Vroozi.  Interest expense was $587,935 in the current nine months as compared to $587,136 in the comparable period.  Net income per share basic and diluted were $0.59 as compared to $0.09 for the periods ended March 31, 2013 and 2012.

The net EBITDA income was $9,311,420 compared to $4,446,083 for the periods ended March 31, 2013 and 2012, after amortization and depreciation charges of $4,128,317 and $3,316,142, income taxes of $22,027 and $64,460, interest expense of $587,935 and $587,136 and interest income of $141,802 and $66,741 respectively.  The EBITDA earning per share, basic and diluted were $1.17 and $1.16, and $0.77 and $0.76 for the period ended March 31, 2013 and 2012 respectively.  As a percentage of revenues EBITDA was 26.09% compared to 17.47% for the periods ended March 31, 2013 and 2012, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

NETSOL TECHNOLOGIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

We note that the Company's cash position was $7,706,158 at March 31, 2013, compared to $9,118,206 at March 31, 2012.

Net cash provided by operating activities amounted to $9,740,551 for the nine months ended March 31, 2013, as compared to $5,257,993 for the comparable period last fiscal year. The increase is mainly due to increase in net profits of the Company. The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. The average days sales outstanding, for the period ended March 31, 2013, was 135 days as compared with 158 days in same period of fiscal 2012.

Net cash used by investing activities amounted to $10,907,904 for the nine months ended March 31, 2013, as compared to $9,310,497 for the comparable period last fiscal year.  The Company had net purchases of property and equipment of $6,751,002 compared to $3,729,571 for the comparable period last fiscal year. The Company also paid net amount of $799,349 for the purchase further non-controlling interest in a subsidiary in the current period. The increase in intangible assets which represents amounts capitalized for the development of new products was $3,495,938 and $5,280,833 for the comparable periods.

Net cash provided by financing activities amounted to $1,564,717 and $9,359,151 for the nine months ended March 31, 2013, and 2012, respectively. The Company generated net amount of $nil and $5,743,300 through the sale of its common stock against S3 registration during the nine months ended March 31, 2013 and 2012 respectively. The nine months ended March 31, 2013 included the cash inflow of $2,212,712 from the exercising of stock options and warrants compared to $715,500 in the nine months ended March 31, 2012. In the current fiscal period, the Company had net payments on account of bank loans and capital leases of $1,186,954 as compared to $3,609,662 in the comparable period last year. The Company is operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 13 of the annexed financial statements. The company and all its subsidiaries are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. The Company anticipates to pay back all these obligations on their respective due dates from its own sources.

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

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to the Company, we will be very cautious and prudent about any new capital raise given the global market uncertainties.  However, the Company is very conscious of the dilutive effect and price pressures in raising equity-based capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Report (March 31, 2013).   Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were not effective given the weakness of our internal control over financial reporting.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2013. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of December 31, 2012, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its accounting staff do not have sufficient technical accounting knowledge relating to accounting for complex U.S. GAAP matters.  Although our CFO is a Chartered Accountant (CA) in Pakistan neither he, nor our controllers, holds a Certified Public Accounting (CPA) license in the United States.  While the CA certification is recognized in several key countries relative to the Company’s operations, including Pakistan, the United Kingdom, and other British Commonwealth countries, the Company has determined that a deficiency exists with respect to required financial reporting expertise in the United States. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2013.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management is committed to remediating the material weakness as quickly as possible and we will continue to encourage our current accounting staff to both further their continuing education and to sit for the Certified Public Accountant exam in the United States. In fact, our U.S. controller has completed his M.S. in Accounting.  This additional education bolsters the on-the-job U.S. GAAP knowledge with U.S. accounting training.  This accomplishment demonstrates the Company’s attention to remedying this weakness and steps towards  implementing additional controls and procedures during the current fiscal year to continue to ensure timely and accurate financial reporting objectives by  providing appropriate oversight of the financial reporting process and continued training of the accounting staff; recruitment of additional personnel with relevant U.S. GAAP experience to enhance our financial reporting and internal control function.  As our controller is intricately involved in the reporting of the Company, we believe his expanded knowledge base will result in the elimination of this weakness in the near term.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

NETSOL TECHNOLOGIES, INC.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2013, the Company issued 43,583 shares of common stock to Aegis Capital and several of its employees following the exercise of warrants granted as compensation in an offering of shares of common stock of the Company in March 2012.   The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

In March 2013, the Company issued 2,400 shares to an accredited investor as payment in part for services rendered as a consultant.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

In February 2013, an employee exercised options to purchase 10,364 shares from issued as part of the Company’s 2011 Equity Incentive Plan.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

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

NETSOL TECHNOLOGIES, INC.

Date: May 9, 2013	/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Executive Officer

Date: May 9, 2013	/s/Boo-Ali Siddiqui

BOO-ALI SIDDIQUI
Principal Financial Officer and Chief Financial Officer
Principal Accounting Officer