Form 10-K
period 2013-06-30
NETSOL TECHNOLOGIES INC
filed 2013-09-12
CIK 1039280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $39,568,185 based upon the closing price of the stock as reported on NASDAQ Capital Market ($5.99 per share) on December 31, 2012, the last business day of the registrant’s second quarter.  As of September 10, 2013, there were 8,985,923 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

 TABLE OF CONTENTS AND CROSS REFERENCE SHEET

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the development of the Company's products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  The words "believe," "expect," "anticipate," "intend," variations of such words, and similar expressions, identify forward looking statements, but their absence does not mean that the statement is not forward looking.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Factors that could affect the Company's actual results include the progress and costs of the development of products and services and the timing of the market acceptance. Forward looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.  Given these risk and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the San Francisco Bay Area, for North America; the London Metropolitan area for Europe; and Bangkok, Beijing, Sydney and Lahore for Asia Pacific.  The Company continues to maintain services, solutions and/or sales specific offices in Australia, China, Thailand, and Pakistan and through alliances in the Kingdom of Saudi Arabia and Japan.

OUR BUSINESS

Corporate Highlights

A few of NetSol’s major successes achieved in 2012-2013 were:

•	Signing a new multi-million dollar agreement to implement NFS™ for a major global auto captive finance company;
•
Signing an agreement to implement NFS™’s CAP and CMS modules with a leading multi-finance company in Southeast Asia, which currently manages more than one million live contracts generated through its 1,000+ dealerships;

•
Signing a global agreement providing for implementation of the CAP and CMS modules with one of Australia’s largest non-bank lenders with approximately $5 billion of loan and lease assets under management;

•
Signing agreements with several Pakistan based businesses specifically, an agreement to implement the Centralized Driving License Issuance Management System for the province of Punjab and, a contract to develop an IT Risk Assessment and Management framework and Information Security strategy roadmap for Ufone Telecom Company;

•	Carrying out the first NFS™ implementation in the Mexican market for a new US captive finance customer in a multi-million dollar agreement;
•	Acquiring our first SaaS deal for LeasePack with Motolease;
•
Realizing positive changes in VLS including a 35% higher contract number year over year, restructuring senior management and, identifying new system requirements to service growth projections and objectives;

•
Making strides in closing new agreements in Europe including a new LeaseSoft license to a private equity backed European asset finance company, license upgrades for existing clients Investec and Aldermore and providing a system solution to support a new line of consumer finance business for a UK merchant bank; and

•	Launching Vroozi’s “Purchase Manager” to the general public and engaging existing customers on the new solution.

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

NetSol combines domain expertise with competitive cost blended rates from its world class, state of the art “center of excellence” delivery center in Pakistan and other global centers located in China, Thailand, UK and the USA. Our model also provides localized programs in key markets and project management while minimizing any implementation risk associated with a single service center.  Our BestShoring® approach, which we consider a unique and cost effective global development model, is leading the way, providing value added solutions for Global Business Services™ through a win-win partnership, rather than the traditional outsourced vendor framework.  NetSol currently has locations in Bangkok, Beijing, Lahore, the London metropolitan area, the San Francisco Bay Area, Sydney and partners with Abeam Consulting (a division of NEC Corp) in Japan and, Atheeb Holdings Group in Riyadh.  This provides NetSol customers with the optimum balance of subject matter expertise, in-depth domain experience, and cost effective labor, all merged into a scalable solution.  In this way, “BestShoring® delivers BestSolution™”.

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

In addition to services, our product offerings are fashioned to provide a Best Product for Best Solution model.  Our offerings include our flagship global solution, NetSol Financial Suite (NFS™). NFS™, a robust suite of five software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle.  NFS™ is a result of more than ten years of effort resulting in over 60 modules grouped in five comprehensive applications. When used together, they fully automate the entire leasing/financing cycle for any size company including those with multi-billion dollar portfolios.

We are currently developing a new, platform agnostic, mobile technology application for use by our NFS™ customers.  The first mobility solution is focused on an IOS/Apple iPad platform with plans to provide Android and MicroSoft platforms to our existing and new customers.  Investing to be ahead in this rapidly transforming and innovative technology landscape, the first project has been initiated for Mercedes Benz Finance China focusing on iPads.   The initial application permits our customers to use the POS (point of sale) functionality focusing currently on the origination portion of the lending lifecycle by enabling sales users at the dealerships. Our future strategy could include enabling dealership sales users in later releases to cover additional functionality.

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

NTNA’s solutions offering now includes the SaaS business line, which provides an enhanced performance at a lower cost point.  At an elastic cloud price, revenue stream predictability and improved return on investment for customers, management believes the Cloud based SaaS customers will experience performance, reliability and speed usually associated with a highly scalable private cloud.

Our product offerings and services also include: LeaseSoft Portals and Modules through our European operations; LeasePak 6.0b of our NFS™ product suite; enterprise wide information systems, such as or LRMIS, MTMIS, business intelligence and information security services.

NetSol’s IP, smartOCI®, part  of its Vroozi™ division develops innovative e-commerce solutions for all business sizes and industry verticals which help companies search, source, negotiate, and order goods and services from suppliers electronically optimizing organization’s procurement and supply chain operations.  Vroozi’s business to business search engine, collaborative commerce, and electronic marketplace applications are deployed On Demand and can integrate seamlessly with major ERP vendor systems such as SAP or deployed independently on the Internet.Vroozi™, the eProcurement solution division of NetSol, develops innovative eCommerce solutions for all business sizes and industry verticals helping companies search, source, negotiate, and order goods and services from suppliers electronically and efficiently.  It optimizes organization’s procurement and supply chain operations.  Vroozi’s business to business search engine, catalog content manager, and purchase manager applications are deployed in the cloud.  It can integrate seamlessly with major ERP vendor systems such as SAP or deployed independently on the Internet.

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

Global Business Services (“GBS”)

As part of the Company’s GBS strategy, each subsidiary adheres to the BestShoring® provides BestSolutions™ model.  Each subsidiary expounds on that model by providing IT Consulting services unique to their client base.  The development of solutions for clients has resulted in the development of vertical offerings catering to various industries and accordingly, diversifying NetSol’s offerings.

NetSol’s GBS include: IT consulting & services; business intelligence (BI), independent system review (ISR); information security, outsourcing services and software process improvement consulting; maintenance and support of existing systems; and, project management.

BI solution providers must have both the capability to service BI customers using its own resources but also service the customers’ international affiliates.  Our strategy is simple; we identify the business needs of our potential customer and involve our industry domain experts directly with business managers at the client side.  This results in ownership of the project with the business group rather than the IT group which is involved in the overall initiative only from a support and facilitation standpoint. ISR delivers high quality independent review of software systems running, or under deployment, at client sites. An ever growing awareness of highly publicized IT Security problems, coupled with greater demands by international business partners, has led the movement of companies world-wide towards compliance with internationally recognized Information Security Systems standards.    Information Security services is provided by NetSol’s Infosec Unit.    INFOSEC services include:  managed security services; BS-7799/ISO 27001 Consultancy, Information Security Assessment, Penetration Testing and Vulnerability Assessment; Disaster Recovery Planning; and, Secure Network Design.    Software Process Improvement Consulting provides quality engineering and related consulting services to technology companies.  The services include: consultancy, facilitation services and implementation support for CMMI appraisal, all of these activities are broadly developed under the guidelines of SEI based CMMI processes as well as the information security consulting practices.

Additional services and products are provided to meet local needs within the operating regions.

Our Solutions

NetSol Financial Suite™

The Company develops advanced software systems for the lease and finance industries. Like our services, our product offerings are fashioned to provide a Best Product for Best Solution™ model.  Our offerings include flagship NFS™, a robust suite of five software applications, is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract.  The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently as a modular option, to address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing / financing cycle.

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

NFS™ - DAS

NetSol’s Dealer & Auditor Management System. DAS is a web-based solution that can be used in conjunction with WFS or any third-party wholesale finance system. The system addresses the needs of Dealer Access, Distributor Access and Auditor Access.

Implementation Process

Implementation is a process which starts after the delivery of the license to the customer. NetSol signs separate agreements for services, if required by the customers, which is independent of the license agreement. The implementation process can span from three to six months. NetSol’s software is a pre-developed solution for the leasing and finance industry. Customers with in-house abilities tend to take care of the implementation with their internal resources. The implementation process includes related software services such as configuration, data migration and any other additional third party interfaces. After the delivery of the license, customers seek enhancements and additions to improve their business processes. NetSol charges these efforts in man-day rate. If required, the services also involve migration of data from client’s older system to the NFS™ database. NFS™ provides mission critical software solutions, and the entire business operations of our clients hinge on successful performance of the system. Hence in the early days after going live, NetSol consultants remain at the client site to assist the company in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all of the above steps is priced to bring value to our customers and increase our profitability from our interactions.

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

Growth Prospects for NFS™

Growth prospects for NFS™ are linked to the maturing of the product portfolio and its growing customer base across different geographic and product markets. With a next generation solution ready for testing at customer sites, NetSol is eyeing key international markets for growth in sales. Its sales strategy now carefully balances expansion into new geographic markets, including North and South America, and further penetration of our already leading position in Asia Pacific.

Growth in North America is expected to come from the huge potential market for replacement of legacy systems. The next generation version of NFS™ is aimed at providing a highly flexible solution based on latest technology and advanced architecture for these North American customers looking to replace their legacy systems.  NetSol Technologies North America ("NTNA") is realizing this potential through implementations in the US, Mexico and a re-energized focus on South America, including Brazil.

Growth in NetSol’s traditionally strong base in Asia Pacific is expected through diversification across market segments, to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and maintenance revenues by offering enhanced features and new solutions to emerging customer needs.

NetSol has been working for nearly two years to build its name in the Japanese market for our core business. Our alliance with Abeam Consulting, a major consulting group in Japan, has resulted in additional license sales to Japanese companies, realizing our goal of inroads into the Japanese market.

In China, NetSol is the de facto leader in the leasing and finance enterprise solution domain.  With this position, NetSol continues to enjoy demand for the current NFS™ solution, as well as the next generation. NetSol will continue strengthening its position within existing multinational auto manufacturers, as well as, local Chinese captive finance and leasing companies.

In Thailand, NetSol established an alternate delivery center in Bangkok. Our operation in Bangkok serves a very robust and growing market for leasing companies and regional banks. Within two years, NetSol Thai has become our second biggest market in APAC with many new fortune 500 clients added.

We have experienced strong demand in recent quarters for our core competency products in the leasing and finance domain.   The majority of the growing interest and orders have been concentrated in the APAC markets including a ramped up demand for our existing product platform.    Additionally, NetSol is experiencing an increased demand for NFS™ in the North American market. With this increased demand comes the need to maintain our delivery and implementation capability in our delivery centers. This requires not only aggressive capacity building, improved efficiencies and effectiveness but staying ahead of fast changing technology. With the progress in next generation development, we must stay ahead in mobile device apps, cloud based solutions and any industry specific transformation that could positively affect our growth prospects. The existing R1 solution based clients must be met with the best support and delivery capabilities for continued upward momentum. As we expect traction in revenues  through our next generation solution, NetSol will continue offering its current version to businesses looking for a mature and globally tested solution. Future growth will therefore involve increased revenues from both the current version and the next generation of NFS™.

LeasePak

While the new generation of NFS™ is designed to be a truly global solution ready for customization in any market, the Company has historically provided products tailored to the various markets.  In North America, NTNA has and continues to develop the LeasePak Productivity modules as an additional companion set of products to operate in conjunction with the LeasePak base system licensed software.  LeasePak handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options and asset disposition.   Recently, LeasePak has been integrated with Vertex Series O.

LeasePak-SaaS

LeasePak Software-as-a-Service offers a new deployment option whereby customers only require access to the internet and web browser to use the software. Customers pay for the use of the system through a monthly subscription fee. The monthly fee covers, use of the software, maintenance, support, hosting and other various items that reduce the overall cost and processing time of finance companies.  The LeasePak-SaaS targets small and mid-sized leasing and finance companies. The product dramatically reduces the customer’s IT spend by minimizing the cost of acquiring and maintaining expensive IT infrastructure and related administrative staff. We signed our fist SaaS customer in the current fiscal year.

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

NTE concluded a license with a private equity backed European asset finance company, provided upgrades for existing clients, Investec and Aldermore and was selected by a UK merchant bank to provide a system solution to support a new line of consumer finance business.  Additionally, NTE went live for a leading UK independent leasing company.  The implementation included extending support to a variety of funding instruments along with a lease portfolio data transfer.  NTE also deployed a dealer point of sale to support prestige and high value motor finance.  The deployment will see the system supporting both manufacturer brand and independent dealer finance throughout the UK for a major bank.

Virtual Lease Services

Virtual Lease Services (VLS) was acquired by NTE together with its joint venture partner, Investec Bank.  The acquisition was designed to bolster growth in services sectors complementing our core solutions offerings.  VLS offers a complete BPO service to the Asset Financing and Leasing industry and through its shareholders is uniquely positioned to offer systems, processes and funding to its clients.  VLS continues to win new programs with leading equipment vendors and suppliers and has become the de facto leader of outsourcing services to the growing UK chip and pin vendor market.  A cornerstone of VLS’s range of services, Portfolio Management, is providing further identified opportunities for start-up businesses, those in run-down mode as well as portfolio acquirers.

VLS had a number of positive changes in the business this year including a restructuring of senior management and identification of new system requirements to service growth projections and objectives.  VLS benefitted from an Investec secondi placed within the business to direct and develop new sales channels.  VLS contract numbers managed to year end 2013 were 35% higher than the previous year.

Vroozi™

Vroozi™, the eProcurement solution division of NetSol, develops innovative eCommerce solutions for all business sizes and industry verticals helping companies search, source, negotiate, and order goods and services from suppliers electronically and efficiently.  It optimizes organization’s procurement and supply chain operations.  Vroozi’s business to business search engine, catalog content manager, and purchase manager applications are deployed in the cloud.  It can integrate seamlessly with major ERP vendor systems such as SAP or deployed independently on the Internet.

Vroozi’s first product to market is smartOCI®.  It is a new search engine technology and buy-side catalog content management solution which enables corporate buyers and shoppers a simple and intuitive user interface to search multiple supplier catalogs simultaneously within the SAP procurement application.  The smartOCI® technology was officially released to the market in 2011 at the SAP SAPPHIRE Conference in Orlando, Florida, targeting approximately 15,000+ SAP customers and has strengthened NetSol’s presence in the global SAP Services market.  Vroozi™ smartOCI® is well-received by the SAP community with marquee Fortune 500 customers.

Since then, Vroozi™ has released a comprehensive purchasing platform combined with the fast search engine power, buyer and supplier side catalog management capability, and full requisition to purchase order business processes.  The new Vroozi™ platform allows companies to truly run their purchasing needs with or without any ERP systems in the back end.

Alliances and Joint Ventures

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group (formerly referred to as TiG) called NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company.  NetSol-Innovation provides support services enabling the Innovation Group to scale solution delivery operations in key growth markets. NetSol-Innovation operations are centered in NetSol’s IT Village, Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding.  The outsourcing model between the Innovation Group and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance (SQA), technical communication as well as project management for development software for the Innovation Group.  Today, NetSol has developed extensive expertise across the insurance domain and has become a center of excellence.

Initiated with a 10 person outsourcing team in Lahore in February 2005, this arrangement has extended to 136 persons with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from the Innovation Group. Prominent Innovation Group’s customers being serviced from Lahore include JM Family Enterprises USA, Avis Budget Car Rental Group USA, Norwich Union UK, Hertz UK, Aviva Canada, and Erinaceous UK.

Atheeb NetSol Saudi Company

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

Other Alliances

Daimler Financial Services (“DFS”) Asia Pacific has established an “Application Support Centre (ASC)” in Singapore to facilitate the regional companies in NFS related matters. This ASC is powered by highly qualified technical and business personnel. ASC NFS in conjunction with our Asia Pacific Region are supporting DFS companies in seven different countries in Asia and this list can increase as other DFS companies from other countries may also opt for NFS.  In July 2008, the Company entered into a Frame Agreement with Daimler Financial Services AG (“DFS”) for the Asia Pacific and Africa regions.  This agreement was renewed in October 2010 for an additional 3 year term and renewed again this year.  The agreement, which serves as a base line agreement for use of the NFS products by DFS companies and affiliated companies, represents an endorsement of the NFS product line and the capabilities of NetSol to worldwide DFS entities. This continued endorsement has had a tremendous impact on our perspective customers, it has helped our sales and Business Development personnel to market and sell our NFS solution to blue chip customers around the world.  This relationship has resulted in new agreements with DFS and has served as a marketing source which has resulted in agreements with companies such as Toyota and BMW.

NTE's strategic relationship with Neptune Software plc has provided the Company with the opportunity to further develop its business in Africa. Neptune has a number of banking clients in Africa whose interest in leasing and asset finance is demonstrably increasing, this being driven by a number of fiscal factors and the desire in the region to mechanise agricultural production in particular.

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

Marketing and Selling

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2014 and beyond.  The Company is aggressively growing the marketing and sales organizations in its regions.  The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting, software solutions and business process outsourcing.  Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website and, also engineers and oversees central marketing and communications programs for use by each of the business units.

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

The Markets

NetSol provides its services primarily to clients in global commercial industries. In the global commercial area, the Company's service offerings are marketed to clients in a wide array of industries including, automotive, chemical, textiles, Internet marketing, software, medical, banks, higher education and telecommunication associations and financial services.

Geographically, NetSol has operations on the West Coast of the United States, Central Asia, Europe, and the Asia Pacific regions. NetSol took the initiative as the first US NASDAQ listed company to dual list on the NASDAQ Dubai exchange in Dubai. Although UAE markets suffered the impact of recession, this move was primarily to introduce NetSol to the potential of the most capitalized Middle Eastern countries. By design, NetSol has increased its brand recognition in one of the most vibrant and dynamically growing regions.

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

With the cost of programmers and developers on the rise, we have edged up in new talent hiring and retention. Due to the growing demand for our core offerings and IT services, retention of technical and management personnel is essential.  We have enhanced the compensation structure for our technical teams and senior management to stay ahead of global and regional competition. As a result, we have improved IT employee turnover from almost 20% in 2012 to less than 9% today. This is a significant milestone towards building capacity and driving revenue growth.  In addition, we are committed to improving key performance indicators such as improving efficiency, increasing productivity and increasing revenue per employee.

To encourage all employees to build on our core values, we reward teamwork and promote individuals who demonstrate these values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based.  NetSol is an equal opportunity employer with over 25% female employees with the biggest concentration in Lahore and our U.S. headquarters.

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

•
Noble Cause Fund--A noble cause fund has been established to meet medical and education expenses of the children of low paid employees. NetSol employees voluntarily contribute a fixed amount every month to the fund and the Company matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is utilized to support social needs of certain institutions and individuals, outside NetSol.

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

As of June 30, 2013, we had 1,110 full-time employees and 9 part-time employees; comprised of 832 IT project and technical personnel; and 278 non-IT personnel.  The non-IT personnel include 34 employees in management, 52 employees in sales and marketing, 32 employees in accounting, 19 in customer support, and 141 in general and administration.  None of our employees are subject to a collective bargaining agreement.

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

In the NFS™ business space, the barriers to entry are getting higher. The products are becoming more cutting edge while richness in functionality is paramount. Older companies have prolonged the life of their legacy products by creating web-based front ends, while the core of the systems has not been re-engineered.  In the case of NFS™, we compete chiefly against leading suppliers of IT solutions to the financial industry, including names such as White Clarke, Fimasys, International Decision Systems (IDS), Data Scan, CHP Consulting, 3i Infotech, Finnone and Nucleus Software.

In the IT based business services areas, we compete with both smaller local firms and many global IT services providers, including names such as Wipro, InfoSys, Satyam Infoway, HCL and TCS (Tata Consulting).

Our competition is based primarily in high cost locations in the US, UK and other parts of Europe as opposed to NetSol with its facility in Bangkok and Lahore. NetSol is now the only company in the leasing and finance solution space that provides regional solutions in North America, Europe and Asia Pacific.  In addition, it is the only company in this space that is publicly listed and provides an offshore development infrastructure with CMMI level 5 quality certification.

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

Customers

NetSol customers include world renowned auto manufacturers through their finance arms and large regional banks.  major auto finance companies and.  In addition, NetSol provides offshore development and testing services to The Innovation Group Plc UK and their blue chip global insurance giants like Allstate, Cendent, etc. NetSol-Innovation contributes to about 7.35% of NetSol’s revenues. NetSol is also a strategic business partner for Daimler (which consists of a group of many companies in different countries), which accounts for 21.86% of our revenue. Toyota Motors (which consists of a group of many companies in different countries) accounts for 3.47% of our revenues. Nissan Auto Finance (which consists of a group of many companies in different countries) accounts for 6.23% of our revenues.  However, no single client represents more than 10% of the revenue for the fiscal year ended June 30, 2013.

Global Operations and Geographic Data

The Company divides its operations into three regions Asia Pacific, the Americas and Europe.  The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

North America

At NetSol Technologies North America, Inc. (“NTNA”) the operations are led by Farooq Ghauri.  Mr. Ghauri is a technology industry expert with a proven track record in driving the rapid expansion of an industry leading global software organization. Farooq has been working in NTNA since 2008 as an active member of the management team.  Mr. Ghauri has worked in NetSol’s Pakistan, China, Australia, Europe, Thailand and US offices providing him with the complete understanding of NetSol’s global operations in an industry that is rapidly expanding and changing.

Vroozi™, Inc. is headed by Shaz Khan and located in our Calabasas, California office.  Mr. Khan joined NetSol in 2008 as part of our acquisition of Ciena Solutions, LLC. He has been developing innovative B2C and B2B e-commerce solutions and technology for start-ups to established software companies for over twelve years with a key focus on search engine and collaboration techniques between buyer and seller.  Mr. Khan directs the Company's strategic direction, business development and marketing and is the visionary behind smartOCI®, a Business to Business (B2B) price comparison shopping engine for goods and services.  Mr. Khan brings a wealth of experience in managing large ERP supply chain projects for a number of Fortune 1000 organizations. Mr. Khan received his B.A. in Computer Science and a B.A. in Economics from the University of California at Berkeley.

Europe

NTE is headed by Jeffrey Andrews, as Sales & Operations Director and, Tony Langford as head of sales.

VLS is led by Louise Ikonomides.  As Managing Director and founding shareholder of VLS, Ms. Ikonomides has been with VLS since its inception in 1999 and with NetSol since the VLS acquisition.  Ms. Ikonomides is an accomplished senior executive in asset finance/leasing and installment credit with extensive operational experience.  She established VLS’s North West satellite office to deliver specialist audit collections and back-office support and played a key role in the company’s foundation and growth in London City.  She has extensive sector knowledge including Block Discounting, Vendor and SME finance.

Asia Pacific Region

NetSol Technologies, Ltd., a majority owned subsidiary of parent company is located in Lahore, Pakistan and is headed by Salim Ghauri as CEO.  Mr. Ghauri is a co-founder of NetSol Technologies and has been with the Company since 1996.

NetSol Beijing is headed by Mr. Naeem Aftab. He has been with NetSol for over 10 years with an MBA from LUMS in Pakistan.

NetSol Thai, is headed by Mr. Asad Ghauri as President of Asia Pacific Region which is run from our Bangkok office. Mr. Ghauri has been with NetSol for almost 10 years and has a B.S. in computer science from George Mason University in Virginia.

The Global Sales Division is headed by Mr. Naeem Ghauri as President of Sales from the NetSol Thai offices located in Bangkok. Mr. Ghauri has been with NetSol since 1999 and has over 25 combined years of experience in business and IT. He is also a member of the board of directors of the parent Company.

The Asia Pacific region including Australia/New Zealand, the Middle East, from the perspective of NFS™ marketing, is targeted by NetSol Technologies from the Asia Pacific region offices located in: Beijing China; Bangkok, Thailand; and Lahore, Pakistan.  While Lahore continues to be a mainstay of the Company’s delivery and research and development, the  Bangkok’s expanded delivery and research and development facility has grown into a vibrant delivery center as well as a back-up to the Lahore facility.  With the continued growth of the Chinese market, our Beijing office continues to expand as both a sales and support facility.  Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential markets.  These offices currently include Adelaide, Australia and Riyadh, Kingdom of Saudi Arabia.

Our Asia Pacific Region accounted for approximately 74.75% of our revenues in 2013 and our North American and European regions together accounted for approximately 25.25% of our revenues in 2013.  Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K.  See note 20 of Notes to Consolidated Financial Statements under Item 8.

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

Intellectual Property

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information.   The NetSol logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan.   The NetSol logo and BestShoring® name has been registered with the U.S. Patent and Trademark Office.  The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.  The Company successfully registered the smartOCI® logo and name with the United States Patent and Trademark Office.  In addition, the Company has filed for a patent on the smartOCI® technology with the United States Patent and Trademark Office and has filed for a trademark application for the Vroozi name with the United States Patent and Trademark Office.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website.  Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website.  Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts.  Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http://www.netsoltech.com/us/investors/corporate-governance/lang/en.  The content of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A - RISK FACTORS

We have yet to Fully remedy the material weaknesses in our internal controls over financial reporting and accordingly in our disclosure controls and procedures.  this failure to remedy these weaknesses may result in a lack of confidence in our financial reporting and negatively affect our stock price and financial viability.

Beginning with our 10-K for the year ending June 30, 2011, our management concluded that our core accounting staff does not have sufficient U.S GAAP experience and training.  This lack of sufficient U.S. GAAP expertise in the core accounting staff led to the management’s determination that this is a material weakness in our internal controls over financial reporting and, accordingly, in our disclosure controls and procedures.  Since 2011, we have actively sought a U.S. CPA candidate to act as interim or permanent Chief Financial Officer (“CFO”).  On September 10, 2013, we announced the appointment of Roger Almond, C.P.A., as CFO of the Company. Mr. Almond has the requisite U.S. GAAP and SEC experience to remedy this weakness.  While we anticipate that Mr. Almond’s oversight will lead to a removal of this weakness, as he did not oversee the preparation of the financial accounts for the year ending June 30, 2013, and pending his oversight of the accounts for consecutive quarterly periods, we will not be able to immediately remove the material weakness disclosure.

ITEM 2 - PROPERTIES

Company Facilities

The Company’s corporate headquarter has been located in Calabasas, California since 2000 and currently at 24025 Park Sorrento, Suite 410, Calabasas, CA 91302.  It is located in approximately 7,210 rentable square feet, with a monthly rent of $21,165. The lease is a five years and five months lease, expiring in 2017.  The parent company and Vroozi are located in this office.

Other leased properties as of the date of this report are as follows:

Location/Approximate	Square Feet	Purpose/Use	Monthly Rental Expense

Alameda, CA	4,298	Computer & General Office	$8,759

Beijing, China	3,012	General Office	$10,217

Bangkok, Thailand	3,791	Computer and General Office	$8,140

Horsham, UK (NetSol Europe)	6,570	Computer and General Office	$8,876

London, UK (VLS)	2,100	Computer & General Office	$4,438

NetSol Connect (Karachi Office)(1)	2,310	General Office	$1,323

NetSol PK (Pindi Office)	2,250	General Office & Guest House	$529

Sydney, Australia	200	General Office	$2,000

The Beijing lease is a three year lease that expires in January 2014. The monthly rent is approximately $10,217 (RMB 64,370) per month.  The Bangkok lease is a three year lease expiring November 2013 with monthly rent of $8,140 (THB 244,210). The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until July 1, 2021 for an annual rent of £70,000 (approximately $106,512 annually or $8,876 per month).  VLS operations are located in London, United Kingdom and are leased until November 5, 2015 for an annual rent of £35,000 (approximately $53,256 annually or $4,438 per month).  The Alameda lease, where NTNA offices are located, is a yearly lease with monthly rent of $8,759 expiring November 2013.    The NetSol Pindi office lease is a one year lease that expires in June 2014 and currently is rented at the rate of approximately $529 per month. The Sydney lease is a six month full service lease that expires in September 2013 and will thereafter renew on a month to month basis on the same terms with a monthly rent of $2,000.

(1) NetSol Connect Karachi premises were acquired by NetSol Technologies, Ltd. during this fiscal year.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space.

Lahore Technology Campus

The Technology Campus was inaugurated in Lahore, Pakistan in May 2004.  This facility consists of 50,000 square feet of computer and general office space.  This facility is state of the art, purpose-built and fully dedicated for IT and software development; the first of its kind in Pakistan.  Title to this facility is held by NetSol Technologies Ltd. and is not subject to any mortgages.  In order to cater for future business expansion and taking advantage of the local depressed real estate market, the company purchased two cottages adjacent to its main building. Total covered area of these cottages is 4,900 sq. feet and its cost was approximately $250,000. The management has moved its accounts, finance, internal audit, company secretariat, costing and budgeting, graphics, technical communication & procurement departments into these cottages. Due to the ever growing requirements of resources, the company started construction of its new building which is adjacent to the current one. This new building will have the capacity to house approximately 1,000 additional resources. Construction of the building is in process and is expected to be completed during the coming fiscal year.

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

	2012-2013		2011-2012
Fiscal
Quarter	High	Low	High	Low

1st (ended September 30)	6.95	4.00	17.80	5.60
2nd (ended December 31)	6.75	5.45	6.90	3.50
3rd (ended March 31)	13.74	5.88	9.50	3.60
4th (ended June 30)	14.01	9.14	6.10	3.70

Common stock of NetSol Technologies, Inc. is also listed and traded on the NasdaqDubai Market under the ticker symbol “NTWK” since June 16, 2008.

RECORD HOLDERS - As of September 10, 2013, the number of holders of record of the Company's common stock was 56. As of September 3, 2013, there were 8,985,923 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	474,586(1)	$12.78(2)	186,086(3)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	474,586	$12.78	186,086

(1)
Consists of 6,000 under the 2002 Incentive and Nonstatutory Stock Option Plan; 21,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 14,000 under the 2004 Incentive and Nonstatutory Stock Option Plan; 140,462 under the 2005 Incentive and Nonstatutory Stock Option Plan; and 130,000 under the 2011 Incentive and Nonstatutory Stock Option Plan.

(2)	The weighted average of the options is $15.65.
(3)
Represents 22,587 available for issuance under the 2002 Incentive and Nonstatutory Stock Option Plan; 7000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 96,157 under the 2004 Incentive and Nonstatutory Stock Option Plan; 60,163 under the 2005 Incentive and Nonstatutory Stock Option Plan and 179 under the 2011 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable

ITEM 6 – SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The consolidated statements of income data for the years ended June 30, 2012, and 2013 and the consolidated balance sheet data at June 30, 2012, and 2013 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended June 30, 2009, 2010 and 2011 and the consolidated balance sheet data at June 30, 2009, 2010, and 2011, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended June 30,
	2009	2010	2011	2012	2013

Consolidated Statements of Income Data:
Revenues	$26,448,177	$36,779,897	$36,547,574	$39,775,524	$50,797,161
Income (loss) from operations	(6,483,169)	9,727,709	10,164,820	7,264,582	11,667,098
Net income	(8,181,448)	1,394,120	5,728,088	2,446,545	7,863,143

Net income (loss) per share of common stock
Basic	$(3.04)	$0.40	$1.18	$0.39	$0.96

Diluted	$(2.99)	$0.37	$1.16	$0.39	$0.95

	2009	2010	2011	2012	2013

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$4,403,762	$4,075,546	$4,172,802	$7,599,607	$7,874,318
Total assets	62,769,026	72,136,180	85,646,380	91,347,213	102,704,115
Total long-term liabilities	8,014,241	5,865,648	720,356	3,012,563	1,412,212
Total stockholders’ equity	37,361,069	45,803,224	64,911,174	74,994,651	89,510,112

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2013.  It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our major successes achieved in 2012-2013 were:

•	Signing a new multi-million dollar agreement to implement NFS for a major global auto captive finance Company;
•
Signing an agreement to implement NFS’s CAP and CMS modules with a leading multi-finance company in Southeast Asia, which currently manages more than one million live contracts generated through its 1,000+ dealerships;

•
Signing a global agreement providing for implementation of the CAP and CMS modules with one of Australia’s largest non-bank lenders with approximately $5 billion of loan and lease assets under management;

•
Signing agreements with several Pakistan based businesses specifically, an agreement to implement the Centralized Driving License Issuance Management System for the province of Punjab and, a contract to develop an IT Risk Assessment and Management framework and Information Security strategy roadmap for Ufone Telecom Company;

•	Carrying out the first NFS implementation in the Mexican market in a multi-million dollar agreement;
•	Acquiring our first SaaS deal for LeasePack with Motolease;
•
Realizing positive changes in VLS including a 35% higher contract number year over year, restructuring senior management and, identifying new system requirements to service growth projections and objectives;

•
Making strides in closing new agreements in Europe including a new LeaseSoft license to a private equity backed European asset finance company, license upgrades for existing clients Investec and Aldermore and providing a system solution to support a new line of consumer finance business for a UK merchant bank; and

•	Launching Vroozi’s “Purchase Manager” to the general public and engaging existing customers on the new solution.

Our success, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals; (c) make progress in the North American markets and, (d) continue to streamline sales and marketing efforts in every market we operate. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive 3-5 year growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

This plan is designed to:

●           Achieve 15-25% annual revenue growth for the next 5 years
●           Achieve 55 to 60% gross margins in 2014 and maintain 60% or better for the next three years
●           Achieve 70-75% organic growth and, 25-30% growth through alliances, partnerships and new markets penetration

The plan contemplates the following enhanced activities and initiatives to accomplish these goals:

o	Grow delivery and sales capacity in APAC and the USA from approximately 600 NFS™ domain experts to over 1,000 within 18 months.
o	Continue to advance infrastructure and systems in Lahore, Bangkok and San Francisco locations.
o	Strengthen the NetSol brand in the Americas and penetration in APAC markets such as China, Thailand, Indonesia, Australia and New Zealand.
o	Hire and retain the best available talent to develop the next line of managers for our growing demand.
o
Develop the sales and delivery capabilities for the Americas markets, in particular the growth in the US auto and banking sectors. A shift in revenue contribution from the Americas markets in next few users would improve both gross and net operating margins due to the volume and size of US contracts; further position NetSol to deliver and support the new growth and technology dimensions in IT services, maintenance, mobile apps and cloud based solutions.

o	Maintain the quality of our delivery illustrated by our CMM Level 5 certification.

Management continues to be focused on scaling up its delivery capability and has achieved key milestones in that respect.  Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes.  CMMI level companies are reassessed every three years by independent consultants under the standards of the Carnegie Mellon University to maintain its CMMI Level 5 quality certification.  As required, NetSol was reassessed in 2010 and was successfully recertified as CMMI Level 5.  While we believe this quality certification will be renewed, our current reassessment due for August 2013 is currently pending.  We believe that the CMMI standards are a key reason in NetSol’s demand surge worldwide. We remain convinced that this trend will continue for all NetSol offerings promoting further beneficial alliances and increasing the number and quality of our global customers.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	Improving sales trends in US auto and banking sectors.
•	Slowly improving economic environment in the UK and major European economies.
•	The declining IT outsourcing from India gives strength to NetSol APAC delivery centers.
•	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia and Australia.
•	Growing interest of global companies in NetSol’s next generation solution.
•	Growing interest in Japan for IT services and NFS™ applications within banking, equipment finance and general leasing industries.
•
Investment by the Kingdom of Saudi Arabia in healthcare, education, defense, cyberspace securities, IT, infrastructure and many other new sectors. This makes it one of the most promising markets for the Atheeb NetSol joint venture.

•	A peaceful democratic transition of government in Pakistan provides stability to fight off extremism and shift focus to the economy.

Negative trends:

•	Geopolitical unrest in the Middle East.
•	Continued strains in US-Pakistan relations.
•	The delays of CBRC licenses at least for another year in China.
•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems, squeezing IT budgets and extending decision making cycles.
•	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.
•
The threats of conflict between the US and other nations and Syria could potentially create volatility in oil prices causing readjustments of corporate budgets and consumer spending slowing global auto sales.

•	Continued conflicts in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

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

Vendor Specific Object Evidence (“VSOE”) of fair value for each element is based on the price for which the element is sold separately. We determine the VSOE of fair value of each element based on historical evidence of our stand-alone sales of these elements to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement. When VSOE of fair value does not exist for any undelivered element, revenue is deferred until the earlier of the point at which such VSOE of fair value exists or until all elements of the arrangement have been delivered. The only exception to this guidance is when the only undelivered element is maintenance and support or other services, then the entire arrangement fee is recognized ratably over the performance period.

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

The source of the Company’s goodwill relates to the acquisition of three companies namely NetSol PK, CQ Systems, UK, VLS, UK and McCue Systems, USA. NetSol PK operates in the Asia Pacific region; CQ Systems (currently NetSol Technologies Europe Limited) and VLS both operate in Europe; and McCue Systems (currently NetSol Technologies North America, Inc.) operates in the North American region. All these geographies are considered as different reporting units (segments). Goodwill arising from the acquisition of these companies has been allocated to their respective geographical segments to which they relate. While identifying reporting units/ segments, the Company takes into consideration the reports reviewed by the CEO (chief operating decision maker). As our financial reports are analyzed on this regional basis, we have defined this as segment reporting for purposes of goodwill impairment testing. Reporting unit detail of goodwill as of June 30, 2013 and 2012 is given below:

	As of June 30, 2013	As of June 30, 2012
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,685,858
USA	4,664,100	4,664,100

Total	$9,653,330	$9,653,330

There was no impairment of goodwill for the years ended June 30, 2013 and 2012. A number of factors are taken into consideration while calculating the fair value of the reporting units. These factors include the projected after tax earnings of the reporting unit, industry price earnings ratio and a reasonable discount rate to arrive at the actual fair value of the reporting unit.

As the fair value of all reporting units substantially exceeded the carrying values, no impairment was identified in the consolidated financial statements. The following table sets forth the percentage by which the fair value exceeds the carrying value for all reporting units as on June 30, 2013:

Reporting Units	Percentage by which fair value exceeds carrying value
Asia Pacific	14,274.72%
Europe	1,236.62%
North America	491.53%

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2013 COMPARED TO THE YEAR ENDED JUNE 30, 2012

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2013 and 2012 as a percentage of revenues.

	For the Year Ended June 30,
	2013	%	2012	%
Net Revenues:
License fees	$17,756,447	34.96%	$13,369,701	33.61%
Maintenance fees	9,550,471	18.80%	7,866,930	19.78%
Services	23,490,243	46.24%	18,538,893	46.61%
Total net revenues	50,797,161	100.00%	39,775,524	100.00%

Cost of revenues:
Salaries and consultants	13,051,360	25.69%	10,236,109	25.73%
Travel	1,710,561	3.37%	1,273,259	3.20%
Repairs and maintenance	485,070	0.95%	373,359	0.94%
Insurance	179,959	0.35%	145,351	0.37%
Depreciation and amortization	4,147,347	8.16%	3,528,229	8.87%
Other	3,379,636	6.65%	2,721,716	6.84%
Total cost of revenues	22,953,933	45.19%	18,278,023	45.95%
Gross profit	27,843,228	54.81%	21,497,501	54.05%
Operating expenses:
Selling and marketing	3,556,997	7.00%	3,130,379	7.87%
Depreciation and amortization	1,555,402	3.06%	1,113,758	2.80%
Bad debt expense	415,482	0.82%	124,291	0.31%
Salaries and wages	5,078,278	10.00%	4,191,593	10.54%
Professional services, including non-cash compensation	907,844	1.79%	993,058	2.50%
General and adminstrative	4,662,127	9.18%	4,679,840	11.77%
Total operating expenses	16,176,130	31.84%	14,232,919	35.78%

Income from operations	11,667,098	22.97%	7,264,582	18.26%
Other income and (expenses)
Gain (loss) on sale of assets	3,682	0.01%	(18,979)	-0.05%
Interest expense	(664,025)	-1.31%	(823,684)	-2.07%
Interest income	185,343	0.36%	82,039	0.21%
Gain on foreign currency exchange transactions	1,367,448	2.69%	404,708	1.02%
Share of net loss from equity investment	482,664	0.95%	(300,000)	-0.75%
Beneficial conversion feature	(635,882)	-1.25%	(179,576)	-0.45%
Other (expense)	147,153	0.29%	275,565	0.69%
Total other income (expenses)	886,383	1.74%	(559,927)	-1.41%
Net income before income taxes	12,553,481	24.71%	6,704,655	16.86%
Income taxes	(465,426)	-0.92%	(55,384)	-0.14%
Net income after tax	12,088,055	23.80%	6,649,271	16.72%
Non-controlling interest	(4,224,912)	-8.32%	(4,202,727)	-10.57%
Net income attibutable to NetSol	7,863,143	15.48%	2,446,544	6.15%

The following table represents revenues by each subsidiary and corresponding geographical region:

	2013		2012
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	5,796,484	11.41%	3,257,059	8.19%
Vroozi	947,698	1.87%	1,295,114	3.26%
	6,744,182	13.28%	4,552,173	11.44%

Europe:
NTE	6,183,202	12.17%	4,395,364	11.05%
VLS	1,655,440	3.26%	1,276,838	3.21%
HAFL	-	0.00%	4,190	0.01%
	7,838,642	15.43%	5,676,392	14.27%
Asia-Pacific:
NetSol PK	22,605,831	44.50%	22,679,948	57.02%
Netsol-Innovation	3,734,583	7.35%	3,444,916	8.66%
Connect	760,795	1.50%	636,849	1.60%
Abraxas	1,359,322	2.68%	390,819	0.98%
NTPK Thailand	7,433,648	14.63%	1,084,285	2.73%
NetSol Beijing	320,158	0.63%	1,310,142	3.29%
	36,214,337	71.29%	29,546,959	74.28%
Total	$50,797,161	100.00%	$39,775,524	100.00%

The Company has maintained its estimated revenue projections despite severe global economic challenges.

Net revenues for the year ended June 30, 2013 were $50,797,161 as compared to $39,775,524 for the year ended June 30, 2012. In terms of percentage, the revenues increased by 27.71% compared with last year. This increase included a 21.4% growth in maintenance fee revenue, from $7,866,930 to $9,550,471, due to re-negotiation of some maintenance agreements in APAC and Europe. Services income which also include consulting and implementation services, increased by 26.71% from $18,538,893 to $23,490,243. The Company’s license revenue also increased by 32.81%, from $13,369,701 in 2012, to $17,756,447 in 2013.  This increase in license revenue is mainly due to the increasing demand of our flagship product NFSTM and the confidence of the customers in our delivery capability due to a zero percent failure rate.

The Company is well-positioned for revenue growth and has invested heavily in the development of its next generation product, which is expected to be completed during the calendar year 2014. Globally, our target customers are still using old systems for maintaining their lease and finance portfolios and are now planning to replace their legacy systems. NetSol, being a trusted name in this field, is in a good position to tap new business from these companies. The completion of this next generation software will provide the Company the capability to enter into a much larger market. We note that this product-conversion may negatively impact our license fee revenue until which point the new product gains traction in the marketplace.

The gross profit was $27,843,228 for year ended June 30, 2013, as compared with $21,497,501 for the same period of the previous year.  This is an increase of 29.52%.  The gross profit percentage was 54.81% for the current fiscal year slightly up from 54.05% in the prior year.   The cost of sales was $22,953,933 in the current year compared to $18,278,023 in the prior year. The increase in cost of sales is mainly due to increase in salaries of the technical staff, impact of hiring of further resources to increase the delivery capacity, increased travel to implement the software at client sides, increase in depreciation and amortization expense and some inflationary factors affecting global economy.

Operating expenses were $16,176,130 for the year ended June 30, 2013, as compared to, $14,232,919 for the year ended June 30, 2012, an increase of 13.65% from the prior year.  The increase is mainly attributable to increase in sales and marketing expense, depreciation and amortization and salaries and wages. Depreciation and amortization expense amounted to $1,555,402 and $1,113,758 for the year ended June 30, 2013 and 2012, respectively.  Combined salaries and wage costs were $5,078,278 and $4,191,593 for the comparable periods, respectively, or an increase of $886,685 from the corresponding period last year. One of the main reasons for this increase is the severance allowance paid to some staff in Europe and the additional cost recorded on grant of options to employees. General and administrative expenses were $4,662,127 and $4,679,840 for the years ended June 30, 2013 and 2012, respectively, a decrease of $17,713 or 0.38%. As a percentage of sales, these expenses were 9.18% in the current year compared to 11.77% in the prior year.

Selling and marketing expenses increased to $3,556,997 for the year ended June 30, 2013 as compared to $3,130,379 for the year ended June 30, 2012.  As a percentage of sales, these expenses were 7.00% in the current year compared to 7.86% in the prior year.  The Company provided for certain doubtful debts of $415,482 and $124,291, during the years ended June 30, 2013 and 2012, respectively.

Income from operations in fiscal year 2012 was $11,667,098 as compared to $7,264,582 in fiscal year 2012. As a percentage of sales, net income from operations was 22.97% in the current year as compared to 18.26% in the prior period.

Net income in fiscal year 2013 was $7,863,143 as compared to $2,446,544 in fiscal year 2012.  The current fiscal year amount includes a net reduction for the minority interest in earnings of $4,224,912 compared to a reduction of $4,202,727 in the prior year for the 49.9% minority interest in NetSol Innovation, the 34.81% minority interest in NetSol PK, the 49% minority interest in VLS and the 9.09% minority interest in Vroozi™. The net earnings per share, basic and diluted, were $0.96 and $0.95 in 2013 respectively as compared to $0.39 in 2012.

The net EBITDA income was $14,510,000 as compared to $7,885,560 after amortization and depreciation charges of $5,702,749 and $4,641,987, income taxes of $465,426 and $55,384, interest expense of $664,025 and $823,684 and interest income of $185,343 and $82,039 respectively.  The EBITDA income per share, basic & diluted was $1.77 and $1.75 as compared to $1.27 and $1.26 in the year ago period. Although the net EBITDA income is a non-GAAP measure of income, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

Liquidity and Capital Resources

We note that our cash position was $7,874,318 at June 30, 2013 compared to $7,599,607 at June 30, 2012.   Further, we note that our current assets, as of June 30, 2013, totaled $42,074,279 and were 40.97% of total assets, an increase of 15.98% from $36,278,106, or 39.71% of total assets as of June 30, 2012.  As of June 30, 2013, our working capital (current assets less current liabilities) totaled $30,104,263 compared to $22,673,556 as of June 30, 2012, an increase of $7,530,607. As of June 30, 2013, we had $14,684,212 in accounts receivable and $15,367,198 in revenues in excess of billings.  Net cash provided by operating activities amounted to $13,845,819 for the year ended June 30, 2013, as compared to $8,112,715 for the year ended June 30, 2012. The increase is mainly due to an increase in net profits.  The average collection cycle for accounts receivables ranges between three to six months from the date of invoicing. Payments are usually received within the due dates. The average days sales outstanding for the year ended June 30, 2013, were 106 days as compared with 127 days in fiscal year 2012.

We note that net cash used in investing activities amounted to $14,472,252 for the year ended June 30, 2013, as compared to $11,407,346 for the year ended June 30, 2012. The increase is primarily as a result of purchase/ replacement of more property and equipment during the year. The company also acquired some non-controlling interest in in its majority owned subsidiaries against the payment of $799,349. Please note that we had purchases of property and equipment of $8,958,876 compared to $4,912,322 for the comparable period last fiscal year.

We note that net cash provided by financing activities amounted to $1,690,794 and $9,091,751 for years ended June 30, 2013, and 2012, respectively.  The current fiscal year included the cash inflow of $Nil from the sale of common stock and $2,648,848 from the exercising of stock options and warrants, compared to $5,743,300 and $728,500 in the prior year, respectively.

In the current fiscal year, we had $1,795,663 in proceeds from bank loans, and net capital leases payments of $630,714 as compared to $4,190,395 in proceeds from bank loans, and net capital leases payments of $8,089,139 in the comparable period last year.  We operate in a range of geographical regions of the world through our various subsidiaries. These subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 12 of the annexed financial statements. We and all of our subsidiaries are in compliance with our financial covenant arrangements. Our subsidiary, NetSol PK, has a term finance facility from Askari Bank to finance the construction of a new building. The total amount of the facility is Rs. 112,500,000 or approximately $1,114,965 which is secured by way of first charge of Rs. 580 million of land, building, and equipment. We have used only Rs. 87.5 million (approximately $867,000) of this facility as on June 30, 2013 and the balance of Rs. 25 million is available depending upon our financial requirements.

We plan on pursuing various, feasible means of raising new funding to: expand infrastructure, enhance product offerings and strengthen marketing and sales activities in strategic markets.   A strong growth in earnings and the signing of larger contracts with Fortune 500 customers largely depends on the financial strength of NetSol. Generally, the bigger name clients and new prospects diligently analyze and take into consideration a stronger balance sheet before awarding big projects to vendors. Therefore, NetSol would continue its effort to further enhance its financial resources in order to continue to attract large name customers and big value contracts.

As a growing and dynamic company, we will continue our organic growth strategy in selective markets. In light of the strong growth outlook for the next few years, we will need to invest in hiring, training and development and build capacity in our main facilities. While this is a key element affecting gross margins, it is essential to have sufficient personnel ready to deliver.  While we have been most prudent in our capital investment, there will be on-going capital expenditure needs based on our short term and long term business plans.  Our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate having the need for working capital of $6.0 to $7.0 million for overall expansion plans that would involve continued R&D, new product development, business development activities and infrastructure enhancements.

Management intends to further improve the accounts receivable collections process from our customers. In addition, we expect that executive and employee stock options exercises as a substantial amount of these options are in the money. We will explore injections of new capital from strategic investors, as the most feasible and viable source of new capital.  Some of the joint ventures partners could be amongst the strategic investors to strengthen our balance sheet. Management is very aware of the need to continue to reduce both short term and long term liabilities while continuously improving cash flow and net cash position. Management remains very committed and focused to strengthening overall assets and will employ all of the above mentioned tools and such others as may become available to achieve these goals.

Financial Covenants

Our UK based subsidiary, NetSol Technologies Europe Limited (NTE) has an approved overdraft facility of £200,000 ($312,340) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 ($1,521,600) for the acquisition VLS. This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost.  The Pakistani subsidiary, NetSol Technologies Limited (NTPK) has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 312.5 million ($3,097,126) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

As of the date of this report, we are in compliance with the financial covenants associated with our borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

Dividends and Redemption

It has been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, under which common stock dividends have not been paid since our inception is expected to continue, but is subject to regular review by the Board of Directors.

Contractual Obligations

Our significant contractual obligations are as follows:

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt Obligations
Term Finance Facility	$867,195	$495,540	$371,655	$-	$-
HSBC Loan	1,047,014	336,339	672,678	37,997	-
D&O Insurance	88,292	88,292	-	-	-
Habib Bank Line of Credit	1,785,237	1,785,237	-	-	-
Bank Overdraft Facility	312,139	312,139	-	-	-
Bank Loan	1,982,161	1,982,161	-	-	-

Capital Lease Obligations					-
Subsidiary Capital Leases	638,800	308,918	318,197	11,685	-
					-
Operating Lease Obligations					-
Non-cancellable operating lease	2,401,272	645,087	815,078	621,571	319,536
					-
Total	$9,122,110	$5,953,713	$2,177,608	$671,253	$319,536

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NetSol’s financial statements for the fiscal years ended June 30, 2013 and June 30, 2012, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

Also except as noted in Item 9A below, In connection with the audit of NetSol's financial statements for the fiscal years ended June 30, 2013 and June 30, 2012, there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2013. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2013, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its core accounting staff does not have necessary technical accounting  training relating to accounting for complex U.S. GAAP matters.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2013.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

On September 9, 2013, the Company appointed Roger Almond, C.P.A. to act as Chief Financial Officer of NetSol.  Management believes that Mr. Almond’s appointment as CFO results in the requisite technical accounting knowledge and training relating to accounting for complex U.S. GAAP matters.  Management believes that Mr. Almond’s appointment will result in the removal of the material weakness in subsequent quarters.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2013, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

ITEM 9B.  OTHER INFORMATION

Departure and Arrival of Chief Financial Officer:

On September 9, 2013, Mr. Roger K. Almond was appointed to the position of Chief Financial Officer of NetSol Technologies, Inc.  Mr. Almond replaces Mr. Boo-Ali Siddiqui who will assume the role of Chief Accounting Officer, while continuing his roles of Chief Financial Officer and Secretary of NetSol PK.  There was no disagreement with Mr. Boo-Ali Siddiqui related to his departure as CFO of NetSol Technologies, Inc.  Mr. Almond is being retained to provide his expertise and financial and accounting acumen to the finance department.  His roles will include the preparation of all quarterly and annual financial statements, including ensuring that our financial statements are presented in compliance with U.S. GAAP.  Additionally, Mr. Almond will assist our CEO with communications and interaction with the investor and financial communities.  While acting as a consultant, Mr. Almond shall be paid on an hourly basis at the rate of $100 per hour with a minimum commitment of 20 hours per week.  For further information about Mr. Almond, please see his biographical information on page 40 of this report. Mr. Almond’s Consulting Agreement dated effective September 9, 2013, is attached to this report as an exhibit.

Charters and Code of Conduct:

The Committees of the Board of Directors have reviewed the various charters and codes of conduct and have agreed that they be restated on September 10, 2013.  These restated Charters and Codes of Conduct can be found on www.netsoltech.com/IR/corporate-governance. The updated charters and Code of Conduct are attached to this report as an exhibit.

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2013, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2013 Annual Shareholders Meeting, a seven member board stood for election.  The members were elected and, according to the bylaws of the company shall retain their position as directors until the next meeting.  The board of directors is made up of:   Mr. Najeeb U. Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki, Mr. Salim Ghauri, Mr. Mark Caton and, Mr. Jeffrey Bilbrey.

Committees

The Audit committee is made up of Mr. Burki as Chairman, Mr. Caton, Mr. Beckert and Mr. Bilbrey as members.  The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert, Mr. Burki and, Mr. Bilbrey as its members.  The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki, Mr. Caton and, Mr. Bilbrey.

The table below provides the membership for each of the committees during Fiscal Year 2013.

Director	Audit Committee		Compensation Committee		Nominating and Corporate Governance Committee

Najeeb Ghauri
Naeem Ghauri
Salim Ghauri*
Shahid J. Burki (I)	X	(C)	X		X
Eugen Beckert (I)	X		X		X	(C)
Mark Caton (I)	X		X	(C)	X
Jeffrey Bilbrey (I)*	X		X		X

(I)	Denotes an independent director.
(C) *
Denotes the Chairperson of the committee.
The Company determined to adjust the number of directors from 5 to 7 members. Mr. Bilbrey was appointed to fill a vacancy in March 2013 and Mr. Salim Ghauri stood for election to the board in July 2013. The board continues to consist of a majority of independent members.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	59	Chief Executive Officer, Chairman and Director	Brother to Naeem & Salim Ghauri
Boo-Ali Siddiqui	2009	38	Chief Financial Officer*	None
Roger Almond	2013	48	Chief Financial Officer*	None
Patti L. W. McGlasson	2004	48	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Naeem Ghauri	1999	56	Director	Brother to Najeeb & Salim Ghauri
Shahid Javed Burki	2000	74	Director	None
Salim Ghauri	1999**	58	Director	Brother to Najeeb & Naeem Ghauri
Eugen Beckert	2001	66	Director	None
Mark Caton	2002	64	Director	None
Jeffrey Bilbrey	2013	42	Director	None
*Mr. Almond was appointed Chief Financial Officer of the Company on September 9, 2013.  At that point, Mr. Boo-Ali Siddiqui stepped down as Company CFO but undertakes the position of Chief Accounting Officer and retains the positions of CFO and Company Secretary of NetSol Technologies, Ltd.
**Salim Ghauri, at his request. did not stand for re-election to the Board of Directors during fiscal year 2012-2013; he accepted his nomination to the board and was elected back on the board on May 2013 to serve for a one year term.

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of the Board of NetSol Technologies, Inc.  Najeeb, has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer since October 2006; and is the founder of NetSol Technologies, Inc.

Najeeb oversees all seven subsidiaries of NetSol as well as the parent company in seven different locations worldwide.  He has successfully worked with management to make NetSol a multi-national company listed on three different stock exchanges worldwide (NASDAQ, Karachi Stock Exchange and NASDAQ Dubai).    As CEO, Mr. Najeeb Ghauri is responsible for managing the day-to-day operations of the Company, as well as analyzing and developing plans to drive the Company's overall growth and nurture new business.   With more than 1,100 employees worldwide, under his leadership, NetSol has matured into a well-recognized name in the industry.

Prior to joining NetSol, Najeeb was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales manager. Najeeb received his Bachelor of Science degree in Management/Economics from Eastern Illinois University in 1979, and his M.B.A. in Marketing Management from Claremont Graduate School in California in 1981.

Najeeb was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. Najeeb Ghauri served as Vice Chairman of US Pakistan Business Council for two terms in 2006 and 2012.He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan.

Mr. Najeeb Ghauri holds a director seat in Atheeb NetSol Ltd., located in Saudi Arabia; NetSol Technologies, Ltd., Lahore, Pakistan; and DNA Health Corporation, a start-up health care business located in Maryland.

ROGER ALMOND was appointed Chief Financial Officer on September 9, 2013.

Since 2007, Roger Almond held the position of Senior Manager at Pickard & Green Certified Public Accountants where he and his team was responsible for assisting national and international companies in their financial reporting requirements to the SEC.  Roger Almond’s duties also included overseeing multiple entity consolidations, converting financial data to US GAAP, preparing financials statements, footnotes and MD&A.  Prior to his current position, Roger Almond held the position of Assurance Manager at Grant Thornton LLP, in Los Angeles, California from 2003-2006; and from November 1999 to August 2003, he was the Chief Financial Officer of Keysor Century Corporation located in Saugus, California.

Roger Almond received his BS in Accounting from Brigham Young University in 1991 and he is a Certified Public Accountant licensed in California. He has also completed executive management courses at UCLA in 2001.

BOO-ALI SIDDIQUI served as NetSol's Chief Financial Officer from April 2009 to September 2013.

From September 2013, Mr. Siddiqui serves as Chief Accounting Officer of the Company and will continue to serve as Chief Financial Officer and Company Secretary of NetSol Technologies Ltd. Located in Lahore, managing the finances of all companies in the Asia group, a position he has held since 2005.

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

PATTI L. W.  MCGLASSON joined NetSol as General Counsel in January 2004 and was elected to the position of Secretary in March 2004.  She was appointed Senior Vice President, Corporate and Legal Affairs in 2013.

In the role of General Counsel, McGlasson is responsible for leading NetSol’s legal department company-wide.  McGlasson is also responsible for the implementation of the Company’s internal corporate governance and policy plans, ethics and business conduct.  McGlasson oversees all board meetings in her executive position as corporate secretary.

McGlasson has more than 22 years of experience in corporate law, mergers and acquisitions, business and cross-border transactions and securities law.  Prior to joining NetSol, Patti  practiced at Vogt & Resnick, law corporation. Ms. McGlasson was admitted to practice in California in 1991.

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

NAEEM GHAURI has been a Director of the Company since 1999 and was the Company’s Chief Executive Officer from August 2001 to October 2006.

Naeem Ghauri serves as the Managing Director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. He is also the director of the Global Sales group. Naeem has been instrumental in numerous profitable acquisitions worldwide including VLS, Vroozi™ and NetSol Technologies Europe, Ltd. .

Prior to joining the Company, Naeem was Project Director for Mercedes-Benz Finance Ltd., from 1994-1999. Naeem supervised over 200 project managers, developers, analysis and users in nine European Countries.  Naeem earned his degree in Computer Science from Brighton University, England.   Mr. Ghauri serves on the board of NetSol Technologies Europe, Ltd., a subsidiary of the Company.

SALIM GHAURI was elected a member of the Board of Directors by shareholders on May 29, 2013 after taking a sabbatical from the board membership in 2012 for a period of one year.

Salim is a founding member of NetSol Technologies, Inc. and is the CEO and Chairman of NetSol Technologies Ltd. located Lahore.

Salim oversees the day to day operation and business affairs in the Asia/Pacific region of the Company. Under his leadership, the Company has become and instantly recognizable name in that region.  In his role as CEO of NetSol Technologies Ltd., Salim has led the Asia/Pacific software development team and has been responsible for maintaining as well as developing new relationships with Asia/Pacific companies in the industry.

Salim received his BS degree in Computer Science from the University of Punjab in Lahore, Pakistan. Before establishing NetSol Technologies Ltd., he was a successful IT consultant in Australia.  His last assignment was with BHP Steel in Sydney.  As a systems integrator, he was responsible for software and hardware solutions.  From 1988-89, he consulted with the State Rail Authority of NSW Australia for its MIS reporting.  Prior to moving to Australia, he resided in Saudi Arabia, where he started his IT career at Citibank, Riyadh in 1979.  Salim Ghauri is credited with setting up the first IT based training institute and a software house in Damam, Saudi Arabia.

In 2007, Mr. Salim Ghauri was appointed as an Honorary Consul for Australia-Punjab Region.

EUGEN BECKERT was appointed to the Board of Directors in August 2001.

Early in his career, Mr. Beckert worked in the technologies and systems development at Mercedes-Benz AG/Daimler Benz AG. In 1992, he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. From 1996 to 2000, he acted as director of Processes and Systems (CIO) for Financial Services of DaimlerChrysler Asia Pacific Services.  During this period, he was instrumental in the development of NetSol’s  LeaseSoft (now NFS) and its introduction to several countries as a pilot customer.  From 2001 to 2004, he served as Vice President of the Japanese company of DaimlerChrysler Services.  Mr. Beckert retired from DaimlerChrysler in November 2006.

A native of Germany, Mr. Beckert received his masters in Engineering and Economics from the University of Karlsruhe, Germany.

Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committees.

SHAHID JAVED BURKI was first appointed to the Board of Directors in February 2003.

Mr. Burki enjoyed a distinguished career with the World Bank from 1974 to 1999 where he held a number of senior positions including Chief of Policy Planning (1974-1981); Director of International Relations Department (1981-1987); Director of China Department (1987-1994); and Vice President of Latin America and the Caribbean Region (1994-1999). Upon taking early retirement from the Bank, he became the Chief Executive Officer of EMP Financial Advisors, a consulting company linked with the Washington based EMP Global, a private equity firm and continued that tenure until 2005. He is currently Chairman of the Institute of Public Policy, a think tank associated with the Beacon house National University, Lahore, Pakistan. He also spends some time each year as Senior Visiting Research Fellow at the Institute of South Asian Studies, National Singapore University. In 1996-97 he took leave of absence from the World Bank to take up the position of Finance Minister of Pakistan.

Mr. Burki was educated at Government College, Lahore from where he received M.Sc. in Physics; at Oxford University as a Rhodes Scholar from where he received M.A. (Hons) in Economics; at Harvard University as a Mason Fellow from where he received M.P.A. and also studied for Ph.D. in Economics (not completed). In 1997, he received a Diploma in Advanced Management from Harvard University’s Business School.  Mr. Burki has authored several books and articles on development issues including: Study of Chinese Communes (Harvard University Press, 1969); Pakistan Under Bhutto (Macmillan, 1990); Changing Perceptions, Altered Reality: Pakistan’s Economy Under Musharraf, 1999-2006 (Oxford University Press, 2007);  Pakistan Historical Dictionary, (London, Scare Crow Press); and, South Asia in  the New World Order, (Routledge, London).

Mr. Burki is a chairman of the Audit Committee and a member of the Compensation and Nominating and Corporate Governance Committees.  Mr. Burki is the Company’s Financial Expert on the Audit Committee.

MARK CATON joined the board of directors in 2007.

Mark Caton is currently Vice President of Ciena Financial Inc., a diversified financial services company. He is also the President of Centela Systems, Inc. a distributor of computer peripheral solutions in the multimedia and digital electronic market segment, a position he has held since 2003.  Prior to joining Centela, Mr. Caton was President of NetSol Technologies USA, responsible for US sales, from June 2002 to December 2003. He was employed by ePlus from 1997 to 2002 as Senior Account Representative. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NetSol from 2002-2003. Mr. Caton is a Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. Mr. Caton received his BA from UCLA in psychology in 1971.

JEFFREY BILBREY joined the Board of Directors in March 2013 to fill a vacancy and was duly elected at the annual shareholders meeting on May 29, 2013.

Jeffrey Bilbrey is currently Vice President of Information Services for Cancer Treatment Centers of America (CTCA) and is responsible for leading a highly talented IS group in providing technology solutions that improve patient care and safety and assist in winning the fight against cancer every day.  Prior to CTCA, Bilbrey served as Sr. Vice President, Technology Operations, for the Innovation Group where he was a member of the technology board, guiding the strategic planning for technology products across seven countries.  Additionally, his experience includes founding and leading a strategic IT consulting firm, advising on product launches, building an offshore outsourcing operation from the ground up, and leading multi-million multidisciplinary transformational programs.

Jeffrey Bilbrey received his BS in Management Information System from University of Wisconsin, Eau Claire in 1994.

CORPORATE GOVERNANCE

Code of Business Conduct & Ethics

The Company adopted its Code of Business Conduct & Ethics, as amended and restated on September 9, 2013, applicable to every officer, director and employee of the Company, including, but not limited to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.  Our Code of Business Conduct & Ethics has been posted on our website and may be viewed at www.netsoltech.com/us/investors/corporate-governance/lang/en .

Audit Committee

The Company has an audit committee whose members are the independent directors of the Company, specifically, Mr. Beckert, Mr. Burki Mr. Caton and Mr. Bilbrey. Mr. Burki is the current chairman of the audit committee.

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

ITEM 11-EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

NetSol Technologies’ Named Executive Officers, a group comprised of the Chief Executive Officer, the Chief Financial Officer and the Secretary and General Counsel in the 2012-2013 fiscal year are the following individuals:

Najeeb Ghauri	Chief Executive Officer
Boo Ali	Chief Financial Officer
Patti L. W. McGlasson	Sr. V.P. Legal and Corporate Affairs, Secretary and General Counsel

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

2013 Executive Compensation Components

For the fiscal year ended June 30, 2013, the principal components of compensation that our named executive officers were eligible to receive were:

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

Base salaries are adjusted annually by the Compensation Committee.  As of June 30, 2013, the annual review had not been completed and annual adjustments had not occurred.

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

During our fiscal year ended 2013, none of the named executives were awarded cash bonuses.

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

Summary Compensation
The following table shows the compensation for the fiscal year ended June 30, 2013 and June 30, 2012, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2013	$393,750	$-	$-	$56,273	(2)	$75,141	(3)	$525,164
CEO & Chairman	2012	$389,063	$-	$32,500	$168,820	(2)	$78,884	(3)	$669,267
Boo-Ali Siddiqui	2013	$92,400	$-	$6,850	$-		$-		$99,250
Chief Financial Officer	2012	$90,300	$-	$17,875	$-		$-		$108,175
Patti L. W. McGlasson	2013	$143,000	$-	$6,850	$-	(2)	$23,947	(4)	$173,797
Secretary, General Counsel	2012	$139,750	$-	$17,875	$-	(2)	$23,863	(4)	$181,488

(1) The stock was awarded as compensation to the officers and related expense was recognized in the consolidated financial statements.
(2) 50,000 options were granted to officers during last year vesting quarterly starting from December 2012 quarter and related expense was recognized in the consolidated financial statements.
(3)  Consists of $36,000 and $36,000 paid for automobile and travel allowance, $16,758 and $16,758 on account of life insurance and $22,383 and $26,126 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2013 and 2012, respectively.
(4)  Consists of $9,000 and $9,000 paid for automobile allowance and $14,947 and $14,863 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2013 and 2012 respectively.

Grants of Plan-Based Awards

In July, 2012, Mr. Boo-Ali Siddiqui and Ms. McGlasson were each granted, 1,250 shares of common stock of the Company. The shares vest immediately and were approved by the Compensation Committee as an incentive for the named officers.

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

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008, January 1, 2010 and again on July 25, 2013.  Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the "CEO Agreement"), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer.   The term of employment automatically renews for 36 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term.  Under the CEO Agreement, Mr. Ghauri is entitled to an annualized base salary of $474,000 and is eligible for annual bonuses at the discretion of the Compensation Committee.

The bonuses are payable in shares of common stock of the Company based on the gross revenue for the fiscal year ending June 31, 2014 of:  25,000 at $56,000,000 and 25,000 at $62,000,000.  Mr. Ghauri also earns 5,000 shares of common stock for each quarter of service commencing with the first quarter ended September 30, 2013 through the end of the fiscal year.  Mr. Ghauri is entitled to four  weeks of paid vacation per calendar year, is to receive a car allowance totaling $3,000 per month for the term of the CEO Agreement, and the Company shall pay premiums not to exceed $16,600 (or $4,150 quarterly) for life insurance for the Executive.

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

The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007.  The above summary of the First Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2008.  The above summary of the Second Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-Q for the fiscal year ended December 31, 2009.  The above summary of the Third Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 8-K filed on July 26, 2013.

Employment Agreement with Boo-Ali Siddiqui

Effective April 1, 2010, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Boo-Ali Siddiqui. Pursuant to the Employment Agreement between Mr. Siddiqui and the Company (the "CFO Agreement"),  the original term of Mr. Siddiqui’s agreement was automatically extended for 30 day periods from March 31, 2011.  According to the terms of the CFO Agreement, it automatically extends for an additional thirty day periods unless notice of intent to terminate is received by either party at least two weeks prior to the end of the term. This Agreement was amended on July 25, 2013.  Under the CFO Agreement, as amended, Mr. Siddiqui is entitled to an annualized base salary of $125,000 and is eligible for annual bonuses at the discretion of the Chief Executive Officer.  Mr. Siddiqui shall also receive a total of 10,000 shares of common stock to be granted in 25% tranches upon each completion of a quarter of service commencing with the quarter ending September 30, 2013 and continuing until June 30, 2014.

The CFO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CFO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 2 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 2 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the CFO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 60 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CFO Agreement by the Company. Under the CFO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CFO Agreement by Mr. Siddiqui.

The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the CFO Agreement, a copy of which was filed as an exhibit to the Company’s 10-Q for the quarter ended December 31, 2009.  The above summary of the amendment to the CFO Agreement is qualified in its entirety by reference to the full text, a copy of which was filed as an exhibit to the Company’s 8-K filed on July 26, 2013.

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary and General Counsel, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement between Ms. McGlasson and the Company (the "General Counsel Agreement"), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through March 31, 2013. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one year periods unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. The General Counsel Agreement was amended on July 25, 2013 (the General Counsel Agreement and all amendments referred to as the “GC Agreement”) Under the GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $171,600, 20,000 shares of common stock to be granted in 25% tranches after each quarter of service, and is eligible for annual bonuses at the discretion of the Chief Executive Officer.  In addition, Ms. McGlasson is entitled to participate in the Company's stock option plans and, is entitled to four weeks of paid vacation per calendar year.

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

The above summary of the General Counsel Agreement is qualified in its entirety by reference to the full text of the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2006 on September 27, 2006.  The above summary is also qualified in its entirety by reference to the full text of the Amendment to the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 10-Q for the quarter ended March 31, 2010.  The above summary is also qualified in its entirety by reference to the full text of the Amendment to the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 8-K filed on July 26, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2013, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Najeeb Ghauri	25,000		25.00	6/2/16
	30,000		6.50	2/12/19
	50,000		7.50	11/7/21

Boo-Ali Siddiqui	-		-
	-		-
Patti L. W. McGlasson	1,000		30.00	1/1/14
	2,000		26.40	3/26/14
	3,000		50.00	3/26/14
	2,000		16.50	7/7/15
	2,000		22.50	7/7/15
	1,000		16.00	7/23/17

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2013, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$1,181,250	$-	$1,181,250
Bonus	-
Salary Multiple Pay-out	1,177,313
Bonus or Revenue One-time Pay-Out	507,972
Net Cash Value of Options	1,195,000

Total	$4,061,535	$-	$1,181,250

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

The following table summarizes the potential payments to Mr. Siddiqui assuming his employment with us was terminated or a change of control occurred on June 30, 2013, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$46,200	$-	$46,200
Bonus	-
Salary Multiple Pay-out	138,138
Bonus or Revenue One-time Pay-Out	253,986
Net Cash Value of Options	-

Total	$438,324	$-	$46,200

Patti L. W. McGlasson, Senior V.P. of Legal and Corporate Affairs, Secretary and General Counsel

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2013, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$143,000	$-	$143,000
Bonus	-
Salary Multiple Pay-out	417,853
Bonus or Revenue One-time Pay-Out	253,986
Net Cash Value of Options	326,800

Total	$1,141,639	$-	$143,000

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended June 30, 2013, other than Najeeb Ghauri and Naeem Ghauri who are otherwise employed by the Company or its subsidiaries.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARES AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	31,250	-	31,250
Shahid Javed Burki	38,750	-	38,750
Mark Caton	35,000	-	35,000
Alexander Shakow	4,500	-	4,500
Jeffrey M. Bilbrey	6,000	-	6,000

(1)	During the fiscal year ended June 30, 2013, no shares were issued.

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2013.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$52,000
Committee Membership	$18,500
Chairperson for Audit Committee	$18,750
Chairperson for Compensation Committee	$15,000
Chairperson for Nominating and Corporate Governance Committee	$11,250

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert, Mr. Burki and Mr. Bilbrey. During the fiscal year ended June 30, 2013, the Chairman of the Compensation Committee was Mr.  Caton.  There were no other members of the committee during the fiscal year ended June 30, 2013. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2013, or at any other time, an officer or employee of the Company.

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

The 2002 plan authorizes the issuance of up to 200,000 options to purchase common stock of which 177,413 options have been granted.  The grant prices range between $7.50 and $50.00.

In March 2004, our shareholders approved the 2003 stock option plan.  This plan authorizes up to 200,000 options to purchase common stock of which 193,000 have been granted.  The grant prices range between $6.50 and $50.00.

In March 2005, our shareholders approved the 2004 stock option plan.  This plan authorizes up to 500,000 options to purchase common stock of which 403,843 have been granted. The grant prices range between $6.50 and $28.90.

In April 2006, our shareholders approved the 2005 stock option plan.  This plan authorizes up to 500,000 options to purchase common stock of which 439,837 have been granted.  The grant prices range between $6.50 and $25.50.

In June 2008, our shareholders approved the 2008 Equity incentive plan.  This plan authorizes up to 100,000 grants and/or options of common stock of which 100,000 have been granted. The grant prices range between $3.20 and $23.20.

In May 2011, our shareholders approved the 2011 Equity incentive plan.  This plan authorizes up to 500,000 grants and/or options of common stock of which 499,821 have been granted. The grant prices range between $3.00 and $16.70.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 10, 2013, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

		Percentage

Najeeb Ghauri (3)	428,091	4.76%
Naeem Ghauri (3)	262,315	2.92%
Salim Ghauri (3)	306,144	3.41%
Eugen Beckert (3)	32,800	*
Jeffrey Bilbrey	12	*
Shahid Javed Burki (3)	50,650	*
Mark Caton (3)	23,800	*
Patti L. W. McGlasson (3)	26,550	*
Boo-Ali Siddiqui (3)	12,000	*
Roger Almond	0	*
Newland Capital Management LLC (5)	665,905	7.41%
The Tail Wind Fund Ltd. (6)	689,574	7.67%
All officers and directors as a group (seven persons)	1,142,362	12.71%

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
(2)  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 10, 2013, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes shares issuable upon exercise of options exercisable within 60 days, as follows: Mr. Najeeb Ghauri, 95,000; Mr. Naeem Ghauri, 75,962; Mr. Salim Ghauri, 67,500; Mr. Eugen Beckert, 15,000; Mr. Shahid Burki, 15,000; and Ms. Patti McGlasson, 2,000.
Share numbers have been adjusted to reflect the 1 for 10 reverse stock split effective August 13, 2012.
(3)  Address c/o NetSol Technologies, Inc. at 24025 Park Sorrento, Suite 410, Calabasas, CA 91302.
(4)  Shares issued and outstanding as of September 3, 2013 were  8,985,923.
(5) Pursuant to a form 13G filed on February 1, 2013 and relying upon the authenticity of the information contained therein, the following persons have shared voting power over 665,905 shares of common stock of the Company:  Newland Capital Management, LLC (as to 665,905 shares), Newland Master Fund, Ltd. (as to 665,905 shares), Ken Brodkowitz (as to 665,905 shares) and Michael Vermut (as to 669,295 shares of which 3,390 he has sole voting power and 665,905 he has shared voting power).  Newland Capital Management, LLC, Ken Brodkowitz and Michael Vermut with addresses c/o Newland Capital Management LLC, 350 Madison Avenue, 8th Floor, New York, New York, 10017; Newland Master Fund, Ltd., address is c/o Goldman Sachs (CAYMAN) Trust, Limited, P.O. Box 896, Gardenia Court, Suite 3307, 45 Market St., Camana Bay, Cayman Islands KY1-1103.
(6) Pursuant to a form 13G filed on February 14, 2013, and relying on the authenticity of the information contained therein, the Tail Wind Fund Ltd. has sole voting power over a total of 689,574 shares consisting of 537,525 shares of common stock of the Company and 152,049 shares of common stock issuable upon exercise of a warrant to purchase common stock.  Tail Wind Fund Ltd. with address c/o CIM Investment Management Limited, 4th Floor, 8 Waterloo Place, London SW1Y 4BE.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In July 2011, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees.  This compensation is discussed in the sections entitled “Directors’ Compensation” beginning on page 50.  See the discussion of Director Independence beginning on page 36.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2013 and June 30, 2012. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2013 was $240,000  and for the year ended June 30, 2012 was $191,000.

Tax Fees

Tax fees for fiscal year 2013 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2012.  Tax fees for fiscal year 2012 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2011.

All Other Fees

During the fiscal year 2012, a fee of $100,000 was paid to Kabani & Co. for S-3 related due diligence for the investors.  No other fees were paid to Kabani & Co. during the fiscal year 2013.

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

3.6	Amendment to the Articles of Incorporation dated October 18, 2006 filed as Exhibit 3.5 to NetSol’s Annual Report for the fiscal year ended June 30, 2007 on Form 10-KSB.*
3.7	Amendment to Articles of Incorporation dated May 12, 2008*
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

10.28	Lease Agreement by and between NetSol Technologies, Inc. and NetSol Technologies North America, Inc. and NOP Watergate LLC dated April 3, 2008.*
10.29	Lease Amendment Number Three by and between NetSol Technologies, Inc. and Century National Properties, Inc. dated December 12, 2007. *
10.30	Rent Agreement by and between Mr. Tahir Mehmood Khan and NetSol Technologies Ltd. Dated January 21, 2008. *
10.31	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *
10.32	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010.*
10.33	Amendment to Employment Agreement by and between Company and Salim Ghauri dated effective January 1, 2010.*
10.34	Lease Amendment No. 4 by and between NetSol Technologies, Inc. and Century National Properties, Inc. dated October 7, 2009.*
10.35	Office Lease by and between NetSol Technologies North America, Inc. and Legacy Partners I Alameda Mariner Loop, LLC dated November 27, 2009.*
10.36	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010.*
10.37	Employment Agreement by and between Company and Boo-Ali Siddiqui dated effective April 1, 2010.*
10.38	Amendment to Employment Agreement between NetSol Technologies, Inc. and Najeeb Ghauri dated effective July 25, 2013.*
10.39	Amendment to Employment Agreement between NetSol Technologies, Inc. and Boo-Ali Siddiqui dated effective July 25, 2013.*
10.40	Amendment to Employment Agreement between NetSol Technologies, Inc. and Patti L.W. McGlasson dated effective July 25, 2013.*
10.41	Restated Charter of the Compensation Committee dated effective September 10, 2013(1)
10.42	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013.(1)
10.43	Restated Charter of the Audit Committee dated effective September 10, 2013(1)
10.44	Restated Code of Business Conduct & Ethics dated effective September 10, 2013(1)
10.45	Consulting Agreement between Roger Almond and NetSol Technologies, Inc. dated September 9, 2013.(1)

21.1	A list of all subsidiaries of the Company(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed
(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 12, 2013	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 12, 2013	BY:	/S/ BOO-ALI SIDDIQUI
Boo-Ali Siddiqui
Chief Accounting Officer

Date: September 12, 2013	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 12, 2013	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 12, 2013	BY:	/S/BOO-ALI SIDDIQUI
Boo-Ali Siddiqui
Chief Accounting Officer

Date: September 12, 2013	BY:	/S/ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date: September 12, 2013	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
Director

Date: September 12, 2013	BY:	/S/ SALIM GHAURI
Director

Date: September 12, 2013	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 12, 2013	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 12, 2013	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 12, 2013	BY:	/S/ JEFFREY BILBREY
Jeffrey Bilbrey
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries (The “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, CA
September 12, 2013

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30,

ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$7,874,318	$7,599,607
Restricted cash	1,875,237	141,231
Accounts receivable, net	14,684,212	13,757,637
Revenues in excess of billings	15,367,198	12,131,329
Other current assets	2,273,314	2,648,302
Total current assets	42,074,279	36,278,106
Investment under equity method	545,483	-
Property and equipment, net	20,978,369	16,912,795
Intangible assets, net	29,452,654	28,502,983
Goodwill	9,653,330	9,653,330
Total assets	$102,704,115	$91,347,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,923,921	$3,869,355
Current portion of loans and obligations under capitalized leases	3,326,465	1,631,687
Other payables - acquisitions	103,226	103,226
Unearned revenues	2,446,018	2,704,661
Convertible notes payable, current portion	-	2,809,093
Loans payable, bank	1,982,161	2,116,402
Common stock to be issued	88,325	105,575
Total current liabilities	11,870,116	13,339,999
Convertible notes payable less current maturities	-	936,364
Long term loans and obligations under capitalized leases; less current maturities	1,412,212	2,076,199
Total liabilities	13,282,328	16,352,562
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 15,000,000 shares authorized; 8,929,523 & 7,513,745 issued and outstanding as of June 30, 2013 and 2012	89,295	75,137
Additional paid-in-capital	114,292,510	106,101,165
Treasury stock	(415,425)	(415,425)
Accumulated deficit	(23,821,256)	(31,684,399)
Stock subscription receivable	(2,280,488)	(2,119,488)
Other comprehensive loss	(15,714,112)	(12,361,759)
Total NetSol stockholders' equity	72,150,524	59,595,231
Non-controlling interest	17,271,263	15,399,421
Total stockholders' equity	89,421,787	74,994,652
Total liabilities and stockholders' equity	$102,704,115	$91,347,214

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended June 30,

	2013	2012
Net Revenues:
License fees	17,756,447	13,369,701
Maintenance fees	9,550,471	7,866,930
Services	23,490,243	18,538,893
Total net revenues	50,797,161	39,775,524
Cost of revenues:
Salaries and consultants	13,051,360	10,236,109
Travel	1,710,561	1,273,259
Repairs and maintenance	485,070	373,359
Insurance	179,959	145,351
Depreciation and amortization	4,147,347	3,528,229
Other	3,379,636	2,721,716
Total cost of revenues	22,953,933	18,278,023
Gross profit	27,843,228	21,497,501
Operating expenses:
Selling and marketing	3,556,997	3,130,379
Depreciation and amortization	1,555,402	1,113,758
Bad debt expense	415,482	124,291
Salaries and wages	5,078,278	4,191,593
Professional services, including non-cash compensation	907,844	993,058
General and administrative	4,662,127	4,679,840
Total operating expenses	16,176,130	14,232,919
Income from operations	11,667,098	7,264,582
Other income and (expenses)
Gain (loss) on sale of assets	3,682	(18,979)
Interest expense	(664,025)	(823,684)
Interest income	185,343	82,039
Gain on foreign currency exchange transactions	1,367,448	404,708
Share of net income (loss) from equity investment	482,664	(300,000)
Amortization of financing costs	(635,882)	(179,576)
Other income	147,153	275,565
Total other income (expenses)	886,383	(559,927)
Net income before income taxes	12,553,481	6,704,655
Income taxes	(465,426)	(55,384)
Net income after tax	12,088,055	6,649,271
Non-controlling interest	(4,224,912)	(4,202,727)
Net income attributable to NetSol	7,863,143	2,446,544

Other comprehensive income (loss):
Translation adjustment	(4,725,022)	(5,308,958)
Comprehensive income (loss)	3,138,121	(2,862,414)
Comprehensive loss attributable to non-controlling interest	(1,372,669)	(1,754,573)
Comprehensive income (loss) attributable to NetSol	4,510,790	(1,107,841)

Net income per share:
Basic	$0.96	$0.39
Diluted	$0.95	$0.39
Weighted average number of shares outstanding
Basic	8,201,247	6,217,842
Diluted	8,288,951	6,244,185

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2013 and 2012

	Common Stock		Additional Paid-in	Treasury	Accumulated	Stock Sub- scriptions	Shares to	Other Compre- hensive	Non Controling	Total Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2011	5,553,186	$55,532	$97,886,492	$(396,008)	$(34,130,944)	$(2,198,460)	$-	$(8,805,922)	$12,500,484	64,911,174
Excercise of common stock options	231,259	2,312	964,465	-	-	78,972	(125,000)	-	-	920,749
Common stock issued for:
Cash	1,667,500	16,675	5,503,067	-	-	-		-	-	5,519,742
Services	49,300	493	386,078	-	-	-	(170,125)	-	-	216,446
Settlement of liabilities	12,500	125	49,875	-	-	-	-	-	-	50,000
Purchase of Treasury Shares	-	-	-	(19,417)	-	-	-	-	-	(19,417)
Equity component shown as current liability at
June 30, 2011	-	-	-	-	-	-	400,700	-	-	400,700
June 30, 2012	-	-	-	-	-	-	(105,575)	-	-	(105,575)
Fair market value of options issued	-	-	1,291,523	-	-	-	-	-	-	1,291,523
Acqusition of non controlling interest in subsidiary	-	-	-	-	-	-	-	-	792,351	792,351
Dividend to non controlling interest	-	-	-	-	-	-	-	-	(341,567)	(341,567)
Beneficial conversion feature	-	-	19,665	-	-	-	-	-	-	19,665
Foreign currency translation adjusts	-	-	-	-	-	-	-	(3,555,837)	(1,754,573)	(5,310,410)
Net income for the year	-	-	-	-	2,446,545	-	-		4,202,726	6,649,271
Balance at June 30, 2012	7,513,745	$75,137	$106,101,165	$(415,425)	$(31,684,399)	$(2,119,488)	$-	$(12,361,759)	$15,399,421	$74,994,652

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2013 and 2012

	Common Stock		Additional Paid-in	Treasury	Accumulated	Stock Sub- scriptions	Shares to	Other Compre- hensive	Non Controling	Total Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2012	7,513,745	$75,137	$106,101,165	$(415,425)	$(31,684,399)	$(2,119,488)	$-	$(12,361,759)	$15,399,421	74,994,652
Excercise of common stock options	451,985	4,519	2,568,181	-	-	(161,000)	-	-	-	2,411,700
Excercise of subsidiary common stock options	-	-	-	-	-	-	-	-	107,945	107,945
Excercise of common stock warrants	67,749	678	125,335	-	-	-	-	-	-	126,013
Common stock issued for:
Cash	-	-	-	-	-	-		-	-	-
Services	12,300	123	55,917	-	-	-	(17,250)	-	-	38,790
Conversion of convertible note	811,360	8,114	3,991,886	-	-	-	-	-	-	4,000,000
Payment of interest on convertible note	72,428	724	390,387	-	-	-	-	-	-	391,111
Payment of Fractional shares	(44)	-	(194)	-	-	-	-	-	-	(194)
Equity component shown as current liability at
June 30, 2012	-	-	-	-	-	-	105,575	-	-	105,575
June 30, 2013	-	-	-	-	-	-	(88,325)	-	-	(88,325)
Fair market value of options issued	-	-	678,494	-	-	-	-	-	-	678,494
Acqusition of non controlling interest in subsidiary	-	-	-	-	-	-	-	-	(699,349)	(699,349)
Dividend to non controlling interest	-	-	-	-	-	-	-	-	(388,997)	(388,997)
Beneficial conversion feature	-	-	381,339	-	-	-	-	-	-	381,339
Foreign currency translation adjusts	-	-	-	-	-	-	-	(3,352,353)	(1,372,669)	(4,725,022)
Net income for the year	-	-	-	-	7,863,143	-	-		4,224,912	12,088,055
Balance at June 30, 2013	8,929,523	$89,295	$114,292,510	$(415,425)	$(23,821,256)	$(2,280,488)	$-	$(15,714,112)	$17,271,263	$89,421,787

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2013	2012
Cash flows from operating activities:
Net income	$12,088,055	$6,649,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,702,749	4,641,987
Provision for bad debts	415,482	192,250
Gain on settlement of finance lease	-	(110,990)
Share of net (income) loss from investment under equity method	(482,664)	300,000
(Gain) loss on sale of assets	(3,682)	18,979
Stock issued for interest on notes payable	211,111	-
Stock issued for services	38,790	216,446
Fair market value of warrants and stock options granted	678,494	453,100
Amortization of financing costs	635,882	179,577
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,124,884)	1,774,837
Increase in other current assets	(3,590,104)	(5,124,497)
Increase (decrease) in accounts payable and accrued expenses	276,590	(1,078,245)
Net cash provided by operating activities	13,845,819	8,112,715
Cash flows from investing activities:
Purchases of property and equipment	(8,958,876)	(4,912,322)
Sales of property and equipment	118,432	44,690
Purchase of treasury stock	-	(19,417)
Investment under equity method	-	(100,000)
Purchase of non-controlling interest in subsidiaries	(799,349)	-
Acquisition, net of cash acquired	-	(253,192)
Increase in intangible assets	(4,832,459)	(6,167,105)
Net cash used in investing activities	(14,472,252)	(11,407,346)
Cash flows from financing activities:
Proceeds from sale of common stock	-	5,743,300
Proceeds from the exercise of stock options and warrants	2,537,712	728,500
Payment to common shareholders against fractional shares	(194)	-
Proceeds from exercise of subsidiary options	111,330	-
Proceeds from convertible notes payable	-	4,000,000
Payments on convertible notes payable	-	(2,758,330)
Restricted cash	(1,734,006)	5,558,769
Dividend Paid	(388,997)	(341,657)
Bank overdraft	-	59,913
Proceeds from bank loans	1,795,663	4,190,395
Payments on capital lease obligations and loans - net	(630,714)	(8,089,139)
Net cash provided by financing activities	1,690,794	9,091,751
Effect of exchange rate changes in cash	(789,650)	(2,370,315)
Net increase in cash and cash equivalents	274,711	3,426,805
Cash and cash equivalents, beginning of year	7,599,607	4,172,802
Cash and cash equivalents, end of year	$7,874,318	$7,599,607

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2013	2012
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$510,026	$822,267
Taxes	$25,191	$29,943

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued against the payment of vendors	$-	$50,000
Stock issued for the conversion of convertible notes payable	$4,000,000	$-
Stock issued for the conversion of interest payable	$391,111	$-

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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
Vroozi, Inc. (“Vroozi”)
Virtual Lease Services Holdings Limited (“VLSH”)
Virtual Lease Services Limited (“VLS”)
Virtual Lease Services (Ireland) Limited (VLSIL) formerly Hanover Asset Finance (Ireland) Limited (“HAFL”)

The Company consolidates any variable interest entities of which it is the primary beneficiary. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method. All material inter-company accounts have been eliminated in the consolidation.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

The Company has certificates of deposits (“CDs”) in various configurations and maturity dates with Habib American Bank. A portion of these CDs are restricted as collateral to secure outstanding balances on an existing line of credit, and become unrestricted to the extent that they are not required for collateralization purposes. As of June 30, 2013, the outstanding balance on the line of credit was $1,785,237, with a corresponding restriction to the CDs balances. The line of credit has a maximum available balance of $2,000,000.

In addition, the Company has also placed $90,000 in saving account with HSBC as collateral against standby letter of credit issued in by the bank in favor of the landlord of the new office space.

One of Company’s subsidiary also has certificates of deposits with Habib American Bank. These CDs are restricted as collateral to secure outstanding balances on an existing line of credit, and become unrestricted to the extent that they are not required for collateralization purposes. As of June 30, 2013, the outstanding balance on the line of credit was $Nil, with a corresponding restriction to the CDs balances. The line of credit has a maximum available balance of $500,000.

(F)	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2013 and 2012, the Company had recorded allowance for doubtful accounts of $922,633 and $977,933, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

(G)	Revenues in Excess of Billings

Revenues in excess of billings represent the total of the project to be billed to the customer over the revenues recognized under the percentage of completion method. As the customer is billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.”

(H)	Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using various methods over the estimated useful lives of the assets, ranging from three to twenty years.

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

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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
June 30, 2013 and 2012

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

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt, the carrying amounts approximate fair value due to their relatively short maturities. The carrying amounts of the long-term debt approximate their fair values based on current interest rates for instruments with similar characteristics.

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

Level 3:
Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

Management analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

The Company may enter into multiple element revenue arrangements in which a customer may purchase a number of different combinations of software licenses, consulting services, maintenance and support, as well as training and development (multiple-element arrangements).

Vendor specific objective evidence (“VSOE”) of fair value for each element is based on the price for which the element is sold separately. The Company determines the VSOE of fair value of each element based on historical evidence of the Company’s stand-alone sales of these elements to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement. When VSOE of fair value does not exist for any undelivered element, revenue is deferred until the earlier of the point at which such VSOE of fair value exists or until all elements of the arrangement have been delivered. The only exception to this guidance is when the only undelivered element is maintenance and support or other services, then the entire arrangement fee is recognized ratably over the performance period.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

(P)	Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $2,446,018 and $2,704,661 as of June 30, 2013 and June 30, 2012, respectively.

(Q)	Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2013 and 2012 were $244,498 and $225,870, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
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

(W)	Reclassifications

Certain 2012 balances have been reclassified to conform to the 2013 presentation.

(X)	New Accounting Pronouncements

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. ASU Topic No. 2013 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity: This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU Topic No. 2013-05 is effective for our fiscal year 2014, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the qualitative goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more likely than not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, this guidance was amended by ASU 2013-01, “Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities,” which limits the scope of ASU No. 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.  This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

The components of basic and diluted earnings per share were as follows:

For the year ended June 30, 2013	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$7,863,143	8,201,247	$0.96
Effect of dilutive securities
Stock options	-	47,168	-
Warrants	-	40,536	-
Diluted income per share	$7,863,143	8,288,951	$0.95

For the year ended June 30, 2012	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$2,446,544	6,217,842	$0.39
Effect of dilutive securities
Stock options	-	-	-
Warrants	-	26,343	-
Diluted income per share	$2,446,544	6,244,185	$0.39

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NetSol UK, NTE, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht;  Abraxas uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTNA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, whereas operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $15,714,112 and $12,361,759 as of June 30, 2013 and 2012, respectively. During the year ended June 30, 2013 and 2012, comprehensive loss in the consolidated statements of operations included NetSol’s share of translation loss of $3,352,353 and $3,555,837, respectively.

NOTE 6 – MAJOR CUSTOMERS

During fiscal year ended June 30, 2013, there was no single customer who represented 10% or more of the Company’s total revenue.

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries), which accounts for approximately 21.86% and 19.72% of revenue, Toyota Motors (which consists of a group of many companies in different countries) accounts for approximately 3.47% and 2.62% of revenue, and Nissan (which consists of a group of many companies in different countries) accounts for approximately 6.23% and 7.31% of revenue for the fiscal years ended June 30, 2013 and 2012, respectively. Accounts receivable at June 30, 2013 for these companies were $2,382,837, $388,759 and $1,040,248, respectively. Accounts receivable at June 30, 2012 for these companies were $4,016,335, $257,867 and $918,333, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of June 30, 2013	As of June 30, 2012

Prepaid Expenses	$559,217	$596,180
Advance Income Tax	887,893	763,147
Employee Advances	43,794	24,026
Security Deposits	189,382	178,428
Tender Money Receivable	106,398	111,437
Other Receivables	222,609	511,466
Other Assets	197,915	463,618
Due From Related Party	66,106	-
Total	$2,273,314	$2,648,302

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of June 30, 2013	As of June 30, 2012

Office furniture and equipment	$2,508,975	$1,917,221
Computer equipment	19,987,480	14,986,148
Assets under capital leases	1,126,860	1,877,145
Building	2,391,550	2,133,174
Land	2,460,144	2,044,003
Capital work in progress	5,104,283	4,163,730
Autos	689,440	648,305
Improvements	513,044	230,759
Subtotal	34,781,776	28,000,485
Accumulated depreciation	(13,803,407)	(11,087,690)
Property and equipment, net	$20,978,369	$16,912,795

For the years ended June 30, 2013 and 2012, depreciation expense totaled $3,627,862 and $2,875,883, respectively. Of these amounts, $2,242,339 and $1,879,358 are reflected as part of cost of revenues for the years ended June 30, 2013 and 2012, respectively.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs. The Company capitalized interest of $292,390 and $331,145 during the period ended June 30, 2013 and 2012, respectively.

Assets acquired under capital leases were $1,126,860 and $1,877,145 as of June 30, 2013 and 2012, respectively. Accumulated amortization related to these leases were $350,048 and $900,790 for the years ended June 30, 2013 and 2012, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of June 30, 2013	As of June 30, 2012
Product licenses	$44,837,558	$42,072,045
Customer lists	6,052,377	6,052,377
Technology	242,702	242,702
	51,132,637	48,367,124
Accumulated amortization	(21,679,983)	(19,864,141)
Intangible assets, net	$29,452,654	$28,502,983

(A)	Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses include unamortized software development and enhancement costs of $22,088,020. Product licenses are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 8 years. Amortization expense for the years ended June 30, 2013 and 2012 was $1,905,008 and $1,536,819, respectively.

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

Customer lists are being amortized based on a straight-line basis, which approximates the anticipated rate of attrition, which is currently a weighted average of approximately 5 years. Amortization expense for the years ended June 30, 2013 and 2012 was $120,804 and $145,808, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

(C)	Technology

On October 4, 2011, the Company entered into an agreement to acquire a UK based company, Virtual Leasing Services Limited, through one of its subsidiaries. As a result of this acquisition, the Company recorded $242,702 of existing technology. Technology assets are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 5 years. Amortization expense for the years ended June 30, 2013 and 2012 was $49,075 and $36,405, respectively.

(D)	Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
June 30, 2014	1,871,509
June 30, 2015	1,483,795
June 30, 2016	989,890
June 30, 2017	776,539
June 30, 2018	746,068
Thereafter	23,584,853

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill was comprised of the following amounts:

	As of June 30, 2013	As of June 30, 2012
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,685,858
North America	4,664,100	4,664,100

Total	$9,653,330	$9,653,330

On October 4, 2011, the Company entered into an agreement to acquire a UK based company, Virtual Leasing Services Limited, through one of its subsidiaries. As a result of this acquisition, the Company recorded goodwill of $214,044.

The Company has determined that there was no impairment of the goodwill for either period presented.

NOTE 11 – INVESTMENT UNDER EQUITY METHOD

On April 10, 2009, the Company entered into an agreement to form a joint venture with the Atheeb Trading Company, a member of the Atheeb Group (“Atheeb”). The joint venture entity Atheeb NetSol Saudi Company Ltd. is a company organized under the laws of the Kingdom of Saudi Arabia. The venture was formed with an initial capital contribution of $268,000 by the Company and $266,930 by Atheeb with a profit sharing ratio of 50.1:49.9, respectively. The final formation of the company was completed on March 7, 2010.  Since currently the Company does not have control over the operational and financial matters of Atheeb Netsol, therefore, it is considered as an associated company and accounted for under equity method.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

The Company's investment in equity for the years ended June 30, 2013 and 2012 is as follows:

Investment during the period	100,000
Net loss for the year ended June 30, 2012	(503,303)
NetSol's share (50.1%)	(252,155)
Unabsorbed losses brought forward	(51,502)
Total loss	(303,657)
Loss adjusted against investment	(100,000)
Loss adjusted against advance to investee	(200,000)
Net book value at June 30, 2012	$-

Investment during the period	-
Net income for the year ended June 30, 2013	1,096,086
NetSol's share (50.1%)	549,140
Unabsorbed losses brought forward	(3,657)
Total income	545,483
Income adjusted against investment	545,483
Net book value at June 30, 2013	$545,483

NOTE 12 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30, 2013	As of June 30, 2012

Accounts Payable	$825,025	$1,278,452
Accrued Liabilities	2,055,066	1,778,414
Accrued Payroll	25,529	17,097
Accrued Payroll Taxes	218,084	158,626
Interest Payable	71,872	326,746
Deferred Revenues	937	32,463
Taxes Payable	727,408	277,557
Total	$3,923,921	$3,869,355

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 13 – DEBTS

(A)	Loans and Leases Payable

Notes and leases payable consisted of the following:

Name		As of June 30 2013	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$88,292	$88,292	$-
Habib Bank Line of Credit	(2)	1,785,237	1,785,237	-
Bank Overdraft Facility	(3)	312,139	312,139	-
HSBC Loan	(4)	1,047,014	336,339	710,675
Term Finance Facility	(5)	867,195	495,540	371,655
Subsidiary Capital Leases	(6)	638,800	308,918	329,882
		$4,738,677	$3,326,465	$1,412,212

Name		As of June 30 2012	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$89,996	$89,996	$-
Habib Bank Line of Credit	(2)	51,231	51,231	-
Bank Overdraft Facility	(3)	308,013	308,013	-
HSBC Loan	(4)	1,367,644	345,203	1,022,441
Term Finance Facility	(5)	1,058,201	264,550	793,651
Subsidiary Capital Leases	(6)	832,801	572,694	260,107
		$3,707,886	$1,631,687	$2,076,199

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.40% and 0.42% as of June 30, 2013 and 2012, respectively. Interest paid during the periods ended June 30, 2013 and 2012 was nominal.

(2) In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 1.5% and 1.99% as of June 30, 2013 and 2012, respectively. Interest paid during the years ended June 30, 2013 and 2012 was $26,702 and $41,140, respectively.

In February 2012, the Company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of landlord against the new office space. The Company has deposited $90,000 in a saving account with HSBC as collateral against this letter of credit.

In June 2012, the Company’s subsidiary, NTNA entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by Certificates of Deposit of same value held at the bank. The interest rate on this line of credit is variable and was 1.5% and 1.99% as of June 30, 2013 and 2012 respectively. Interest paid during the years ended June 30, 2013 and 2012 was $3,341 and Nil, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

(3) During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £200,000, or approximately $312,340. The annual interest rate is 4.7% over the bank’s sterling base rate, which was 5.2% and 5.20% as of June 30, 2013 and 2012, respectively.

(4) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,521,600 for a period of 5 years with monthly payments of £18,420, or approximately $28,028. The interest rate was 4% which is 3.5% above the bank sterling base rate.  The loan is securitized agaisnt debenture comprising of fixed and floating charges over all the assets and undertaking of NTE including all present and future freehold and leasehold property book and other debts, chattels, goodwill and uncalled capital, both present and future.  As of June 30, 3012, the subsidiary had used this facility up to $1,367,644, of which $1,022,441, was shown as long term and the remaining  $345,203, as current maturity.  As of June 30, 2013, the subsidiary has used this facility up to $1,047,015, of which $710,675, was shown as long term and the remaining $336,339, as current maturity.  Interest expense, for the years ended June 30, 2013 and 2012, was $81,347 and $36,744, respectively.

(5) The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The total aggregate amount of these facilities are Rs. 112,500,000 or approximately $1,114,965(secured by the first charge of Rs. 580 million or approximately $5.75 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As of the year ended June 30, 2012, the Company has used a total of Rs. 100,000,000 or approximately $1,058,201 of which $793,651 is shown as long term liabilities and the remainder of $264,550 as current maturity. As of the year ended June 30, 2013, the Company has used a total of Rs.87,500,000 or approximately $867,195 of which $371,655 is shown as long term liabilities and the remainder of $495,540 as current maturity.

Following table represents future payments of loans described in above sub notes 1 to 5

As of June 30, 2013
Loan Payments
Due FYE 6/30/14	$2,981,014
Due FYE 6/30/15	559,818
Due FYE 6/30/16	448,673
Due FYE 6/30/17	110,372
Total Loan Payments	4,099,877
Less: Current portion	(3,017,547)
Non-Current portion	$1,082,330

(6) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2016. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2013 and 2012.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

Following is the aggregate minimum future lease payments under capital leases for the year-ended June 30, 2013:

As of June 30, 2013
Minimum Lease Payments
Due FYE 6/30/14	$364,325
Due FYE 6/30/15	231,434
Due FYE 6/30/16	86,368
Due FYE 6/30/17	11,926
Due FYE 6/30/18	35,777
Total Minimum Lease Payments	729,830
Interest Expense relating to future periods	(91,030)
Present Value of minimum lease payments	638,800
Less: Current portion	(308,918)
Non-Current portion	$329,882

Following is a summary of property and equipment held under capital leases as of June 30, 2013 and 2012:

	As of June 30, 2013	As of June 30, 2012
Computer Equipment and Software	$454,002	$702,637
Furniture and Fixtures	951	403,439
Vehicles	671,907	468,853
Building Equipment	-	302,216
Total	1,126,860	1,877,145
Less: Accumulated Depreciation	(350,048)	(900,790)
Net	$776,812	$976,355

Interest expense for the years ended June 30, 2013 and 2012 was $79,098 and $69,236, respectively.

(B)	Loans Payable – Bank

The Company’s subsidiary, NetSol PK, has a loan with a bank, secured by the Company’s assets. The loan is a revolving loan that matures every six months.  The balance of the loan at June 30, 2013 and 2012 was $1,982,161 and $2,116,402, respectively.  The interest rate for the loans was 9.40% and 11.00% at June 30, 2013 and 2012, respectively.  Interest expense for the years ended June 30, 2013, and 2012 was $180,407 and $228,875, respectively.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

As of the years ended June 30, 2013 and June 30, 2012, the remaining cash due of $103,226 is shown as “Other Payable” and the remaining stock to be issued of 4,670 shares at an average price of $18.90 is shown in “Common stock to be issued” in the accompanying consolidated financial statements.

NOTE 15 –  CONVERTIBLE NOTE PAYABLE

On September 13, 2011, NetSol Technologies, Inc. entered into a purchase agreement to sell convertible notes with a total principal value of $4,000,000 and warrants to purchase shares of common stock to an investment fund managed by CIM Investment Management Limited and another accredited investor. The notes had a 2 year maturity date and were convertible into shares of common stock at the initial conversion price of $8.95 per share. The warrants entitled the investors to acquire a total of 140,845 shares of common stock, had a 5 year term, and had an initial exercise price of $8.95 per share. The convertible notes and warrant terms contained standard anti-dilution protection.  The Company raised new capital through a follow on offering under its registered shelf offering on form S-3 in March 2012 and as a result, the conversion price of the convertible note and exercise price of warrants had been adjusted downward from $8.95 to $7.73. Resultantly, the number of warrants had also been increased to 163,021.  The proceeds of the convertible note were assigned between warrants and convertible note per ASC 470-20. The Company recorded $401,648 as capitalized financing cost and discount of $19,665 on shares to be issued upon conversion of the convertible note into equity.

On September 13, 2012, the parties replaced the convertible note with a new convertible note for the same principal amount, an elimination of a shareholders’ receivable condition, a decrease in the interest rate and a decrease in the conversion price from $7.73 to $4.93.

From July 1, 2012 to the date of exchange, the Company accrued interest amounting to $144,000 at the default rate due to non-compliance of one of the convertible note provisions.

The Company amortized  the remaining capitalized financing cost and discount of $254,543 related to the old convertible note at the date of replacement and recorded a further discount of $381,339 which would be amortized over the remaining life of new convertible note. Due to the reduction in conversion price, the number of warrants was adjusted to 168,943.

During the year ended June 30, 2013, the investors converted $4,000,000 of principal into 811,360 shares of common stock at the rate of $4.93. They also converted $391,111 of interest into 72,428 shares of common stock at the rate of $5.40. Upon the conversion of the new convertible note, the Company expensed the $381,339 of capitalized finance cost.

For the years-ended June 30, 2013 and 2012, total interest expensed on convertible notes was $251,278 and $461,262, respectively.

NOTE 16 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California and has operations in primarily three tax jurisdictions - the United Kingdom (“UK”), Pakistan and the United States (“US”).

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2013	2012
US operations	(2,878,018)	(3,614,853)
Foreign operation	15,431,499	10,406,380
	$12,553,481	$6,791,527

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2013	2012
Current:
Federal	$-	$-
State and Local	-	-
Foreign	465,426	55,384

Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$465,426	$55,384

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2013		2012
Income taxes at statutory rate	4,268,184	34.0%	2,309,119	34.0%
State income (benefit) taxes, net of federal tax benefit	(114,630)	-0.91%	418,384	6.2%
Foreign earnings taxed at different rates	(4,781,284)	-38.1%	(3,615,004)	-53.2%
Change in valuation allowance for deferred tax assets	1,056,139	8.4%	356,979	5.3%
Other	37,017	0.3%	585,906	8.6%
Provision for income taxes	465,426	3.7%	55,384	0.82%

Deferred income tax assets and liabilities as of June 30, 2013 and 2012 consist of tax effects of temporary differences related to the following:

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

	Years Ended June 30,
	2013	2012
Net operating loss carry forwards	$11,396,640	$10,493,537
Other	182,987	29,951
Net deferred tax assets	11,579,627	10,523,488
Valuation allowance for deferred tax assets	(11,579,627)	(10,523,488)
Net deferred tax assets	$-	$-

(A)	United States of America

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by $1,056,139 for the year ended June 30, 2013 mainly due to adjusting the Company's net operating loss carry forwards for the current year operating loss.

At June 30, 2013, federal and state net operating loss carry forwards were $31,594,869 and $4,486,769 respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards begin to expire in 2014. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code.

As of June 30, 2013, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2010 through 2012. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $43,672,745 as of June 30, 2013. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

(B) Pakistan

As of June 30, 2013 the Company's Pakistan subsidiaries had net operating loss carry forwards which can be carried forward six years to offset future taxable income. The deferred tax assets for the Pakistan subsidiaries at June 30, 2013 and 2012 consists mainly of net operating loss carry forwards in which the Company established a full valuation allowance as the management believes it is more likely than not that these assets will not be realized in the future.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

Components of deferred tax asset - Pakistan
	Years Ended June 30,
	2013	2012
Net operating loss carry forwards	$615,324	$619,549
Total deferred tax assets	215,363	216,842
Less: valuation allowance	(215,363)	(216,842)
Net deferred tax asset	$-	$-

(C)	United Kingdom

As of June 30, 2013 the Company's UK subsidiaries had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the UK subsidiaries at June 30, 2013 and 2012 consists mainly of net operating loss carry forwards in which the Company established a full valuation allowance as the management believes it is more likely than not that these assets will not be realized in the future.

Components of deferred tax asset - UK
	Years Ended June 30,
	2013	2012
Net operating loss carry forwards	$278,993	$438,900
Total deferred tax assets	83,698	131,670
Less: valuation allowance	(83,698)	(131,670)
Net deferred tax asset	$-	$-

NOTE 17 – STOCKHOLDERS’ EQUITY

(A)	Treasury Stock

On November 11, 2011, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 250,000 of its shares of common stock over the following 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The Company repurchased 4,430 shares of common stock from open market against cash consideration of $19,417 until December 31, 2012. The repurchase plan expired by its own terms in May, 2012. The balance as of June 30, 2013 and 2012 was $415,425.

(B)	Shares Issued for Services to Related Parties

During the year ended June 30, 2013 and 2012, the Company issued a total of 5,000 and 26,000 shares of restricted common stock for services rendered by the officers of the Company. The issuances were approved by both the compensation committee and the Board of Directors. These shares were valued at the fair market value of $25,200 and $159,325 as of June 30, 2013 and 2012, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

The Company recorded an expense of $13,700 and $133,250 against the services rendered by officers during the years ended June 30, 2013 and 2012.

During the year ended June 30, 2012, the Company issued a total of 16,000 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. The issuances were approved by both the compensation committee and the Board of Directors. These shares were valued at the fair market value of $173,600 as of June 30, 2012.

The Company recorded an expense of $40,000 for services rendered by the independent members of the Board of Directors as part of their board compensation during the year ended June 30, 2012.

During the years ended June 30, 2013 and 2012, the Company issued a total of 2,500 and 2,500 shares of its common stock to employees as required according to the terms of their employment agreements valued at $12,600 and $12,125, respectively.

The Company recorded an expense of $6,850 and $17,875 as part of compensation to employees as required according to the terms of their employment agreements during the years ended June 30, 2013 and 2012.

(C)	Share-Based Payment Transactions

During the years ended June 30, 2013 and 2012, the Company issued a total of 4,800 and 17,300 shares of its common stock for provision of services to unrelated consultants valued at $18,420 and $91,520, respectively.

(D)	SHARES ISSUED AGAINST CASH PAYMENTS

During the year ended June 30, 2012, the Company issued 1,667,500 new shares through a follow on offering under an S3 registration statement against net proceeds of $5,743,300. The shares were issued at the offering price of $4.0 per share. Aegis Capital Corp. acted as sole book-running manager and underwriters for the offering. The Company also offered Aegis Capital Corp. the right to exercise 5% warrants at an exercise price of 125% of the offering price.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 18 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:
Issued by the Company	# of shares	Weighted Ave Exericse Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2011	691,932	$21.90	4.48	$1,637,459
Granted	351,259	$5.20
Exercised	(231,259)	$4.20
Expired / Cancelled	(8,499)	$19.30
Outstanding and exercisable, June 30, 2012	803,433	$19.73	3.69	$-
Granted	362,747	$5.51
Exercised	(449,285)	$5.70
Expired / Cancelled	(405,433)	$25.87
Outstanding and exercisable, June 30, 2013	311,462	$15.65	3.3	$523,125

WARRANTS:
Outstanding and exercisable, June 30, 2011	17,823	$6.60	3.69	$219,119
Granted	246,396	$6.80
Exercised	-	-
Expired	(2,500)
Outstanding and exercisable, June 30, 2012	261,719	$6.59	4.24	$-
Granted / adjusted	5,922	$0.27
Exercised	(104,517)	$5.12
Expired	-	-
Outstanding and exercisable, June 30, 2013	163,124	$7.29	3.19	$451,519

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

The following table summarizes information about stock options and warrants outstanding and exercisable as of June 30, 2013:

Exercise Price			Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:

$0.10	-	$9.90	183,462	3.96	7.21
$10.00	-	$19.90	15,000	2.56	18.07
$20.00	-	$29.90	95,000	2.64	25.27
$30.00	-	$50.00	18,000	0.65	48.89

Totals			311,462	3.30	15.65

WARRANTS:
$3.10	-	$7.73	163,124	3.19	7.29

Totals			163,124	3.19	7.29

All options and warrants granted are vested and are exercisable as of June 30, 2013. During the fiscal years 2013 and 2012, the company granted 362,747 and 351,259 stock options to its employees at the weighted average grant date fair value of $1.41 and $2.26, respectively.

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
June 30, 2013 and 2012

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

Risk-free interest rate - 0.07%

Expected life - 1 month

Expected volatility - 27.27%

Expected dividend - 0%

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

Risk-free interest rate - 0.08%

Expected life - 1 month

Expected volatility - 28.43%

Expected dividend - 0%

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

Risk-free interest rate - 0.1%

Expected life - 1 month

Expected volatility - 26.58%

Expected dividend - 0%

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

Risk-free interest rate - 0.11%

Expected life - 3 months

Expected volatility - 32.23%

Expected dividend - 0%

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

Risk-free interest rate - 0.11%

Expected life - 3 months

Expected volatility - 32.23%

Expected dividend - 0%

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

Risk-free interest rate - 0.07%

Expected life - 3 months

Expected volatility - 18.72%

Expected dividend - 0%

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

Risk-free interest rate - 0.07%

Expected life - 3 months

Expected volatility - 18.72%

Expected dividend - 0%

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

Risk-free interest rate - 0.07%

Expected life - 3 months

Expected volatility - 18.72%

Expected dividend - 0%

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

Risk-free interest rate - 0.07%

Expected life - 1 month

Expected volatility - 13.95%

Expected dividend - 0%

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

Risk-free interest rate - 0.07%

Expected life - 3 months

Expected volatility - 18.72%

Expected dividend - 0%

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

Risk-free interest rate - 0.05%

Expected life - 1 month

Expected volatility - 13.95%

Expected dividend - 0%

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

Risk-free interest rate - 0.08%

Expected life - 3 months

Expected volatility - 18.55%

Expected dividend - 0%

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

Risk-free interest rate - 0.07%

Expected life - 1 month

Expected volatility - 31.27%

Expected dividend - 0%

During the quarter ended June 30, 2013, the Company granted 27,413 options to one employee with an exercise price of $9.12 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $111,036 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate - 0.06%

Expected life - 1 month

Expected volatility - 33.22%

Expected dividend - 0%

During the quarter ended June 30, 2013, the Company granted 27,778 options to two employees with an exercise price of $9.00 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $110,844 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

Risk-free interest rate - 0.05%

Expected life - 1 month

Expected volatility - 29.50%

Expected dividend - 0%

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

Warrants

During the quarter ended September 30, 2011, the Company entered into an agreement to issue convertible notes together with warrants to purchase 140,845 warrants of common stock at an initial exercise price of $8.95 per share with a life of five years. The convertible notes and warrants contained anti-dilution protection.  The fair market value of these warrants was calculated as $446,480 by using the Black Scholes model. Using this value, the proceeds of the convertible notes were allocated between warrants and the convertible notes based on their relative fair values. The Company recorded $401,648 of capitalized financing cost which will be amortized over the life of the note. As a result of new capital raised under the shelf registration on form S-3, the conversion price of the convertible notes and the exercise price of the warrants was adjusted downward from $8.95 to $7.73 and the number of warrants has been increased to 163,021. Moreover, the Company also offered Aegis Capital Corp. the right to exercise 5% warrants at an exercise price of 125% of the offering price. On March 7, 2013, 72,300 of the outstanding 83,375 warrants were exercised.

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
June 30, 2013 and 2012

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

Performance Awards

Under the 2011 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive the Company's stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2011 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2013, 16,950 shares have been issued under this plan to non- officers employees.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

(A)	Non-cancellable operating leases

•
The Company’s headquarters is located in Calabasas, California in approximately 7,210 rentable square feet and a rent of $21,165 per month. The term of the lease is for five years and five months and expires on August 31, 2017. A security deposit of $23,821 was made and is included in other current assets in the accompanying consolidated financial statements.

•	The Australia lease was for six months expiring June 30, 2013 and is rented at the rate of $6,091 per month.

•	The Beijing lease is a three-year lease that expires in January 2014. The monthly rent is approximately $10,217.

•	The Bangkok lease is a three years lease expiring in November 2013 with monthly rent of approximately $8,140.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

•	The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2021 for an annual rent of approximately $106,512.

•	VLS facilities, located in London, United Kingdom, are leased until October 2015 for an annual rent of approximately $53,256.

•	NTNA relocated to Alameda, California location. The Alameda lease is about to end in November 2013. The monthly rent is $8,759.

•	The NetSol Pindi office lease is a one year-lease that expires in April 2014 and currently is rented at the rate of approximately $591 per month.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $1,377,545 and $1,026,304 for the years ended June 30, 2013 and 2012, respectively.

The total annual lease commitment for the next five years is as follows:

FYE 6/30/14	$645,087
FYE 6/30/15	421,367
FYE 6/30/16	393,711
FYE 6/30/17	384,042
FYE 6/30/18	237,529

(B)	Litigation

As of June 30, 2013, and to the best knowledge of the Company’s management and counsel, there is no material litigation pending or threatened against the Company.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2013 and 2012:

	2013	2012
Revenues from unaffiliated customers:
North America	$6,744,182	$4,552,173
Europe	7,838,642	5,676,392
Asia - Pacific	36,060,287	29,546,959
Revenue from related party	154,050
Consolidated	$50,797,161	$39,775,524

Operating income (loss):
Corporate headquarters	$(3,185,482)	$(3,408,483)
North America	705,985	123,979
Europe	1,076,963	(90,689)
Asia - Pacific	13,069,632	10,639,775
Consolidated	$11,667,098	$7,264,582

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(3,695,617)	$(4,470,462)
North America	666,677	236,865
Europe	1,050,276	(57,655)
Asia - Pacific	14,066,719	10,940,523
Consolidated	$12,088,055	$6,649,271

Identifiable assets:
Corporate headquarters	$14,450,760	$14,059,781
North America	2,997,145	2,814,769
Europe	5,366,611	5,740,244
Asia - Pacific	79,889,599	68,732,420
Consolidated	$102,704,115	$91,347,214

Depreciation and amortization:
Corporate headquarters	$136,541	$82,074
North America	646,076	397,508
Europe	860,485	638,830
Asia - Pacific	4,059,647	3,523,575
Consolidated	$5,702,749	$4,641,987

Capital expenditures:
Corporate headquarters	$7,992	$18,230
North America	51,741	24,693
Europe	491,226	608,226
Asia - Pacific	8,407,917	4,261,174
Consolidated	$8,958,876	$4,912,323

Interest expense:
Corporate headquarters	$358,308	$559,630
North America	42,293	964
Europe	184,447	119,963
Asia - Pacific	78,977	143,127
Consolidated	$664,025	$823,684

Income tax expense:
Europe	$7,606	$(21,640)
Asia - Pacific	457,820	77,024
Consolidated	$465,426	$55,384

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of our total revenues for fiscal 2013 and 2012.

	June 30, 2013		June 30, 2012
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$10,156,476	$138,597	$10,795,330	$135,721
Thailand	7,104,115	520,652	5,639,182	665,542.00
USA	5,961,587	10,552,454	5,777,841	11,275,337
UK	6,882,417	1,492,607	6,544,662	1,904,000
Pakistan & India	2,731,951	47,379,603	2,214,905	41,087,552
Australia & New Zealand	6,030,646	440	1,914,654	956
Mexico	2,624,450	-	377,860	-
Other Countries	9,305,519	-	6,511,090	-
Total	$50,797,161	$60,084,353	$39,775,524	$55,069,108

NOTE 21 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of June 30, 2013 and 2012 was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2013

NetSol PK	34.81%	$15,593,585
NetSol-Innovation	49.90%	1,161,649
VLS	49.00%	481,121
Vroozi	9.09%	34,908

Total		$17,271,263

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2012

NetSol PK	39.48%	$13,600,492
NetSol-Innovation	49.90%	1,076,833
VLS	49.00%	722,096

Total		$15,399,421

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

(A)	NetSol Technologies, Limited (“NetSol PK”)

NetSol PK is majority owned by the Company. During the year ended June 30, 2013, the Company purchased 4,071,400 shares of NetSol PK from the open market against the value of $799,349. After this purchase, the non-controlling interest in NetSol PK was reduced from 39.48% to 34.81%.  For the fiscal years ended June 30, 2013 and 2012, NetSol Technologies Ltd. (“NetSol PK”) had net income of $11,284,696 and $9,438,135. The related non-controlling interest was $3,967,678 and $3,736,175, respectively. For the same period the Comprehensive loss attributable to non-controlling interest was $1,283,182 and $1,657,376, respectively.

Employees of Netsol PK also exercised options to acquire 661,500 shares of the subsidiary valued at $107,945.

(B)	NetSol Innovation (Private) Limited (“NetSol Innovation”)

For the fiscal years ended June 30, 2013 and 2012, NetSol Innovation had net income of $1,108,214 and $1,102,318. The related non-controlling interest was $556,455 and $550,056, respectively. For the same period the Comprehensive loss attributable to non-controlling interest was $82,641 and $100,447 respectively.

During the fiscal year-ended June 2013, NetSol Innovation declared a cash dividend of $786,170, of which the Company’s interest was $397,173. The amount attributable to the non-controlling interest was $388,997 and is reflected in the accompanying consolidated financial statements.

(C)	VIRTUAL LEASE SERVICES “VLS”)

For the fiscal years ended June 30, 2013 and 2012, VLS had a net loss of $477,814 and $150,013. The related, non-controlling interest was $234,129 and $73,506, respectively. For the same period the comprehensive loss attributable to non-controlling interest was $6,846 and comprehensive income $4,582 respectively.

(D)	VROOZI, INC.

During the quarter ended March 31, 2013, the subsidiary company issued shares worth of $100,000 to one employee against his services. As a result, the status of the subsidiary has been changed from wholly owned subsidiary to majority owned subsidiary. For the year ended June 30, 2013, Vroozi had a net loss of $2,344,708 of which $65,092 has been recorded as non-controlling interest.

NOTE 22 – SUBSEQUENT EVENTS

The Company issued 6,500 shares of common stock to employees as required according to the terms of their employment agreement valued at $69,420.

Employees of the Company exercised options to acquire 72,500 shares of common stock valued at $580,000.