Form 10-Q
period 2013-09-30
NETSOL TECHNOLOGIES INC
filed 2013-11-08
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The issuer had 9,061,075 shares of its $.01 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of November 6, 2013.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	As of September 30, 2013	As of June 30, 2013
Current assets:
Cash and cash equivalents	$6,755,950	$7,874,318
Restricted cash	2,301,822	1,875,237
Accounts receivable, net	18,535,948	14,684,212
Revenues in excess of billings	11,435,167	15,367,198
Other current assets	2,841,126	2,273,314
Total current assets	41,870,013	42,074,279
Long term investment		-
Investment under equity method	554,674	545,483
Property and equipment, net	21,493,298	20,978,369
Intangible assets, net	28,775,799	29,452,654
Goodwill	9,653,330	9,653,330
Total assets	$102,347,114	$102,704,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,498,965	$3,923,921
Current portion of loans and obligations under capitalized leases	3,660,388	3,326,465
Other payables - acquisitions	103,226	103,226
Unearned revenues	3,987,150	2,446,018
Loans payable, bank	1,874,941	1,982,161
Common stock to be issued	320,338	88,325
Total current liabilities	14,445,008	11,870,116
Long term loans and obligations under capitalized leases; less current maturities	1,416,791	1,412,212
Total liabilities	15,861,799	13,282,328
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 15,000,000 shares authorized; 8,990,923 and 8,929,523 issued and outstanding as of September 30, 2013 and June 30, 2013	89,909	89,295
Additional paid-in-capital	114,914,808	114,292,510
Treasury stock	(415,425)	(415,425)
Accumulated deficit	(24,918,371)	(23,821,256)
Stock subscription receivable	(2,130,488)	(2,280,488)
Other comprehensive loss	(17,916,294)	(15,714,112)
Total NetSol stockholders' equity	69,624,139	72,150,524
Non-controlling interest	16,861,176	17,271,263
Total stockholders' equity	86,485,315	89,421,787
Total liabilities and stockholders' equity	$102,347,114	$102,704,115

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,
	2013	2012
Net Revenues:
License fees	2,252,567	3,241,501
Maintenance fees	2,380,409	2,045,706
Services	4,424,340	5,784,693
Total net revenues	9,057,316	11,071,900
Cost of revenues:
Salaries and consultants	3,456,604	3,385,668
Travel	396,784	325,294
Repairs and maintenance	175,821	127,997
Insurance	39,554	37,719
Depreciation and amortization	1,046,669	958,151
Other	544,337	921,858
Total cost of revenues	5,659,769	5,756,687
Gross profit	3,397,547	5,315,213
Operating expenses:
Selling and marketing	1,071,412	762,963
Depreciation and amortization	426,617	342,001
Bad debt expense	251,673	-
Salaries and wages	1,441,132	1,153,873
Professional services, including non-cash compensation	306,663	206,502
General and administrative	1,423,002	1,347,928
Total operating expenses	4,920,499	3,813,267
(Loss) income from operations	(1,522,952)	1,501,946
Other income and (expenses)
(Loss) gain on sale of assets	(13,795)	14,296
Interest expense	(69,217)	(292,389)
Interest income	32,854	24,167
Gain on foreign currency exchange transactions	1,111,423	395,156
Share of net income from equity investment	9,192	-
Amortization of financing costs	-	(367,744)
Other income	678	(32)
Total other income (expenses)	1,071,135	(226,546)
Net (loss) income before income taxes	(451,817)	1,275,400
Income taxes	(11,131)	(13,996)
Net (loss) income after tax	(462,948)	1,261,404
Non-controlling interest	(634,167)	(332,279)
Net (loss) income attributable to NetSol	(1,097,115)	929,125

Other comprehensive loss:
Translation adjustment	(3,422,716)	(768,795)
Comprehensive income (loss)	(4,519,831)	160,330
Comprehensive loss attributable to non-controlling interest	(1,220,534)	(232,556)
Comprehensive (loss) income attributable to NetSol	(3,299,297)	392,886

Net (loss) income per share:
Basic	$(0.12)	$0.12
Diluted	$(0.12)	$0.12
Weighted average number of shares outstanding
Basic	8,956,007	7,591,891
Diluted	8,956,007	7,599,136

See accompanying notes to these unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(462,948)	$1,261,404
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,473,286	1,300,152
Provision for bad debts	251,673	-
Share of net (income) loss from investment under equity method	(9,192)	-
(Gain) loss on sale of assets	13,795	(14,296)
Stock issued for interest on notes payable	-	211,111
Stock issued for services	318,857	29,670
Fair market value of warrants and stock options granted	125,568	227,926
Amortization of financing costs	-	367,744
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,928,230)	(4,320,159)
Decrease in revenue in execss of billing	3,565,290	1,601,584
(Increase) decrease in other current assets	(438,780)	291,041
Increase in accounts payable and accrued expenses	2,014,051	1,942,654
Net cash provided by operating activities	2,923,370	2,898,831
Cash flows from investing activities:
Purchases of property and equipment	(2,691,066)	(1,457,134)
Sales of property and equipment	80,287	60,501
Increase in intangible assets	(1,362,026)	(1,091,966)
Net cash used in investing activities	(3,972,805)	(2,488,599)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	560,500	252,900
Payment to common shareholders against fractional shares	-	(194)
Proceeds from exercise of subsidiary options	176,280	-
Restricted cash	(426,585)	(1,571,442)
Proceeds from bank loans	519,040	2,651,048
Payments on capital lease obligations and loans - net	(198,853)	(1,160,684)
Net cash provided by financing activities	630,382	171,628
Effect of exchange rate changes in cash	(699,315)	(161,679)
Net (decrease) increase in cash and cash equivalents	(1,118,368)	420,181
Cash and cash equivalents, beginning of period	7,874,318	7,599,607
Cash and cash equivalents, end of period	$6,755,950	$8,019,788

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months Ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$61,466	$102,198
Taxes	$-	$24,253

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the conversion of convertible notes payable	$-	$1,050,000
Stock issued for the conversion of interest payable	$-	$391,111

See accompanying notes to the unaudited consolidated financial statements.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2013.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements include the accounts of NetSol Technologies, Inc. and subsidiaries (collectively, the “Company”) as follows:

Wholly-owned Subsidiaries
NetSol Technologies Americas, Inc. (“NTA”) formerly NetSol Technologies North America, Inc. ("NTNA")
NetSol Connect (Private), Ltd. (“Connect)
NetSol-Abraxas Australia Pty Ltd. (“Abraxas”)
NetSol Technologies Europe Limited (“NTE”)
NetSol Technologies Limited (“NetSol UK”)
NTPK (Thailand) Co. Limited (“NTPK Thailand”)
NetSol Technologies (Beijing) Co. Ltd. (NetSol Beijing)
Netsol Omni (Private) Limited (“Omni”)

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

New Accounting Pronouncements

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. ASU Topic No. 2013 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on the Company’s financial statements upon adoption.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

NOTE 3 – EARNINGS PER SHARE

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

The components of basic and diluted earnings per share were as follows:

For the three months ended September 30, 2013	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(1,097,115)	8,956,007	$(0.12)
Effect of dilutive securities
Stock options	-	-	-
Warrants	-	-	-
Diluted loss per share	$(1,097,115)	8,956,007	$(0.12)

For the three months ended September 30, 2012	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$929,125	7,591,891	$0.12
Effect of dilutive securities
Stock options	-	-	-
Warrants	-	7,245	-
Diluted income per share	$929,125	7,599,136	$0.12

As of September 30, 2013 and 2012, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	As of September 30,
	2013	2012
Stock Options	57,914	-
Warrants	50,202	-
Convertible Note	-	59,644
	108,116	59,644

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht; Abraxas uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $17,916,294 and $15,714,112 as of September 30, 2013 and June 30, 2013 respectively. During the three months ended September 30, 2013 and 2012, comprehensive loss in the consolidated statements of operations included translation loss of $2,202,182 and $536,239, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable include $154,050 due from a related party.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of September 30, 2013	As of June 30, 2013

Prepaid Expenses	$512,517	$559,217
Advance Income Tax	881,596	887,893
Employee Advances	40,319	43,794
Security Deposits	183,801	189,382
Tender Money Receivable	91,734	106,398
Other Receivables	298,624	222,609
Other Assets	765,396	197,915
Due From Related Party	67,139	66,106
Total	$2,841,126	$2,273,314

Due from related party as of September 30, 2013 is a receivable from Atheeb NetSol Saudi Company Limited.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of September 30, 2013	As of June 30, 2013

Office furniture and equipment	$2,357,632	$2,508,975
Computer equipment	20,635,789	19,987,480
Assets under capital leases	1,210,529	1,126,860
Building	2,262,187	2,391,550
Land	2,327,070	2,460,144
Capital work in progress	5,756,021	5,104,283
Autos	714,474	689,440
Improvements	510,942	513,044
Subtotal	35,774,644	34,781,776
Accumulated depreciation	(14,281,346)	(13,803,407)
Property and equipment, net	$21,493,298	$20,978,369

For the three months ended September 30, 2013 and 2012, depreciation expense totaled $997,560 and $754,108, respectively.  Of these amounts, $613,110 and $454,745, respectively, are reflected in cost of revenues.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure  necessary to meet the Company’s expected long term growth needs. The Company recorded capitalized interest of $68,280 and $292,390 as of September 30, 2013 and June 30, 2013, respectively.

Assets acquired under capital leases were $1,210,529 and $1,126,860 as of September 30, 2013 and June 30, 2013, respectively. Accumulated amortization related to these leases was $380,738 and $350,048 as of September 30, 2013 and June 30, 2013, respectively.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Product Licenses	Customer Lists	Technology	Total
Intangible assets - June 30, 2013 - cost	$44,837,558	$6,052,377	$242,702	$51,132,637
Additions	1,362,026	-	-	1,322,150
Effect of translation adjustment	(1,595,186)	-	-	(1,555,310)
Accumulated amortization	(16,129,094)	(5,897,502)	(97,082)	(22,123,678)
Net balance - September 30, 2013	$28,475,304	$154,875	$145,620	$28,775,799

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses include unamortized software development and enhancement costs of $22,235,935. Product licenses are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 8 years. Amortization expense for the three months ended September 30, 2013 and 2012 was $433,559 and $503,406, respectively.

(B) Customer Lists

Customer lists are being amortized based on a straight-line basis, which approximates the anticipated rate of attrition, which is currently a weighted average of approximately 5 years. Amortization expense for the three months ended September 30, 2013 and 2012 was $30,048 and $30,286, respectively.

(C) Technology

Technology assets are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 5 years. Amortization expense for the three months ended September 30, 2013 and 2012 was $12,119 and $12,353.

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
September 30, 2014	1,746,484
September 30, 2015	1,306,724
September 30, 2016	872,360
September 30, 2017	711,323
September 30, 2018	688,878
Thereafter	23,450,029

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)
NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of September 30, 2013	As of June 30, 2013
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,685,858
USA	4,664,100	4,664,100
Total	$9,653,330	$9,653,330

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

Net book value at June 30, 2013	$545,482

Net income for the three months ended September 30, 2013	18,346
NetSol's share (50.1%)	9,192
Total income	9,192
Income adjusted against investment	9,192
Net book value at September 30, 2013	$554,674

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30, 2013	As of June 30, 2013

Accounts Payable	$1,235,754	$825,025
Accrued Liabilities	2,117,431	2,055,066
Accrued Payroll	63,942	25,529
Accrued Payroll Taxes	284,883	218,084
Interest Payable	76,370	71,872
Deferred Revenues	798	937
Taxes Payable	719,787	727,408
Total	$4,498,965	$3,923,921

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)
NOTE 12 – DEBTS

(A) LOANS AND LEASES PAYABLE

Notes payable consisted of the following:

Name		As of September 30 2013	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$44,411	$44,411	$-
Habib Bank Line of Credit	(2)	2,211,822	2,211,822	-
Bank Overdraft Facility	(3)	420,231	420,231	-
HSBC Loan	(4)	1,032,253	321,270	710,983
Term Finance Facility	(5)	703,103	351,552	351,551
Subsidiary Capital Leases	(6)	665,359	311,102	354,257
		$5,077,179	$3,660,388	$1,416,791

Name		As of June 30 2013	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$88,292	$88,292	$-
Habib Bank Line of Credit	(2)	1,785,237	1,785,237	-
Bank Overdraft Facility	(3)	312,139	312,139	-
HSBC Loan	(4)	1,047,014	336,339	710,675
Term Finance Facility	(5)	867,195	495,540	371,655
Subsidiary Capital Leases	(6)	638,800	308,918	329,882
		$4,738,677	$3,326,465	$1,412,212

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.40% and 0.40% as of September 30, 2013 and June 30, 2013, respectively. Interest paid during the three months ended September 30, 2013 and 2012 was nominal.

(2) In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 1.5% as of September 30, 2013 and June 30, 2013, respectively. In June 2012, the Company’s subsidiary, NTNA entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by Certificates of Deposit of same value held at the bank. The interest rate on this line of credit is variable and was 1.90% as of September 30, 2013 and June 30, 2013, respectively. Interest expense during the three months ended September 30, 2013 and 2012 was $7,296 and $3,772, respectively.

In February 2012, the Company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of landlord against the new office space. The Company has deposited $90,000 in a saving account with HSBC as collateral against this letter of credit.

(3) During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $484,290. The annual interest rate is 4.25% over the bank’s sterling base rate, which was 4.75% and 5.20% as of September 30, 2013 and June 30, 2013, respectively. Interest expense during the three months ended September 30, 2013 and 2012 was $22,442 and $18,524, respectively.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

(4) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,614,300 for a period of 5 years with monthly payments of £18,420, or approximately $29,735. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. As of June 30, 2013, the subsidiary has used this facility up to $1,047,015, of which $710,675, was shown as long term and the remaining $336,339, as current maturity. As of September 30, 2013, the subsidiary has used this facility up to $1,032,253, of which $710,983, was shown as long term and the remaining $321,270, as current maturity.  Interest expense, for the three months ended September 30, 2013 and 2012, was $18,849, and $21,665, respectively.

(5) The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The total aggregate amount of these facilities is Rs. 112,500,000 or approximately $1,054,655(secured by the first charge of Rs. 580 million or approximately $5.44 million over the land, building and equipment of the company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As of the year ended June 30, 2013, the Company has used a total of Rs.87,500,000 or approximately $867,195 of which $371,655 is shown as long term liabilities and the remainder of $495,540 as current maturity. As of September 30, 2013, the company has used a total of Rs.75,000,000, or approximately $703,103, of which $351,551, is shown as long term liabilities and the remainder of $351,552, as current maturity.  Interest expense during the three months ended September 30, 2013 and 2012 was $22,123 and $37,202, respectively.

(6) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2013 and 2012.

Following is the aggregate minimum future lease payments under capital leases as of September 30, 2013:

As of September 30, 2013
Minimum Lease Payments
Due FYE 9/30/14	$368,052
Due FYE 9/30/15	247,621
Due FYE 9/30/16	105,153
Due FYE 9/30/17	37,957
Total Minimum Lease Payments	758,783
Interest Expense relating to future periods	(93,424)
Present Value of minimum lease payments	665,359
Less: Current portion	(311,102)
Non-Current portion	$354,257

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

Following is a summary of fixed assets held under capital leases as of September 30, 2013 and June 30, 2013:

	As of September 30, 2013	As of June 30, 2013
Computer Equipment and Software	$533,813	$454,002
Furniture and Fixtures	900	951
Vehicles	675,816	671,907
Total	1,210,529	1,126,860
Less: Accumulated Depreciation	(380,738)	(350,048)
Net	$829,791	$776,812

Interest expense for the three months ended September 30, 2013 and 2012 was $18,980, and $18,621, respectively.

(B) LOANS PAYABLE - BANK

The Company’s subsidiary, NetSol PK, has a loan with Askari Bank Limited, secured by the Company’s assets. This is a revolving loan that matures every six months.  The balance of the loan at September 30, 2013 and June 30, 2013 was $1,874,941, and $1,982,161, respectively.  The interest rate for the loans was 9.40% and 9.40% at September 30, 2013 and June 30, 2013, respectively.  Interest expense for the three months ended September 30, 2013, and 2012 was $44,100 and $57,406, respectively.

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

As of the periods ended September 30, 2013 and June 30, 2013, the remaining cash due of $103,226 is shown as “Other Payable” and the remaining stock to be issued of 4,670 shares at an average price of $18.90 is shown in “Common stock to be issued” in the accompanying consolidated financial statements.

NOTE 14 - STOCKHOLDERS’ EQUITY

(A)	Treasury Stock

On November 11, 2011, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 250,000 of its shares of common stock over the following 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The Company repurchased 4,430 shares of common stock from open market against cash consideration of $19,417. The repurchase plan expired by its own terms in May, 2012. The balance of treasury stock as of September 30, 2013 and June 30, 2013 was $415,425.

(B)	Share-Based Payment Transactions

The Company recorded an expense of $213,600 for the services rendered by officers during the three months ended September 30, 2013 in shares to be issued.

The Company recorded an expense of $18,412 for services rendered by the independent members of the Board of Directors as part of their board compensation during the three months ended September 30, 2013.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

During the three months ended September 30, 2013, the Company issued a total of 6,500 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $69,420.

During the three months ended September 30, 2013, the Company issued a total of 2,400 shares of its common stock for provision of services to unrelated consultants valued at $9,210.

The Company recorded an expense of $69,420 as part of compensation to employees as required according to the terms of their employment agreements during the three months ended September 30, 2013.

NOTE 15 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:
	# of shares	Weighted Average Exericse Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2013	311,462	$15.65	3.3
Granted	52,500	$7.82
Exercised	(52,500)	$7.82
Expired / Cancelled	(9,000)	$32.70
Outstanding and exercisable, September 30, 2013	302,462	$15.14	3.11	$517,621

WARRANTS:
Outstanding and exercisable, June 30, 2013	163,124	$7.29	3.44
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, September 30, 2013	163,124	$7.29	2.94	$446,625

The average life remaining on the options and warrants as of September 30, 2013 is as follows:

Exercise Price			Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exericse Price
OPTIONS:

$0.10	-	$9.90	183,462	3.71	7.21
$10.00	-	$19.90	14,000	2.35	18.18
$20.00	-	$29.90	91,000	2.45	25.31
$30.00	-	$50.00	14,000	0.40	50.00
Totals			302,462	3.11	15.14

WARRANTS:
$3.10	-	$7.73	163,124	2.94	7.29
Totals			163,124	2.94	7.29

All options and warrants granted are vested and are exercisable as of September 30, 2013.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)
Below is the table summarizing stock grants awarded as compensation:

Issued by the Company	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2012	-	-
Granted	3,750	$5.48
Vested	(3,750)	$5.48
Unvested, June 30, 2013	-	-
Granted	86,899	$10.68
Vested	(21,724)	$10.68
Unvested, September 30, 2013	65,175	$10.68

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

OPTIONS

During the quarter ended September 30, 2013, the Company granted 47,500 options to four employees with an exercise price of $8 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $106,486 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

•	Risk-free interest rate - 0.05%
•	Expected life - 3 months
•	Expected volatility - 45.99%
•	Expected dividend - 0%

During the quarter ended September 30, 2013, the Company granted 5,000 options to one employee with an exercise price of $6.10 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $18,551 in compensation expense for these options in the accompanying consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

•	Risk-free interest rate - 0.02%
•	Expected life - 1 month
•	Expected volatility - 23.13%
•	Expected dividend - 0%

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)
(B) EQUITY INCENTIVE PLAN

In May 2013, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) which provides for the grant of equity-based awards, including options, stock appreciation rights, restricted stock awards or performance share awards or any other right or interest relating to shares or cash, to eligible participants. The aggregate number of shares reserved and available for award under the 2013 Plan is 1,250,000 (the Share Reserve). The 2013 Plan is administered by the Compensation Committee of the Board of Directors (“The Committee”), which shall consist of two or more “outside directors” as that term is used in Section 162 of the Code and the regulations promulgated thereunder.  The 2013 Plan contemplates the issuance of common stock upon exercise of options or other awards granted to eligible persons under the 2013 Plan. Shares issued under the 2013 Plan may be both authorized and unissued shares or previously issued shares acquired by the Company. Upon termination or expiration of an unexercised option, stock appreciation right or other stock-based award under the 2013 Plan, in whole or in part, the number of shares of common stock subject to such award again becomes available for grant under the 2013 Plan. Any shares of restricted stock forfeited as described below will become available for grant. The aggregate Fair Market Value (determined at the time of the award) of all shares of Stock with respect to which Incentive Stock Options are first exercisable by a Participant in any calendar year may not exceed $100,000.  All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

Stock Options

Options granted under the 2013 Plan are not generally transferable and the term shall be set by The Committee but must be exercised within 10 years, subject to earlier termination upon termination of the option holder's employment, but in no event later than the expiration of the option's term. The exercise price of each option may not be less than the fair market value of a share of the Company’s common stock on the date of grant (except in connection with the assumption or substitution for another option in a manner qualifying under Section 424(a) of the Internal Revenue Code of 1986, as amended (the Code). Incentive stock options granted to any participant who owns 10% or more of the Company’s outstanding common stock (a Ten Percent Shareholder) must have an exercise price equal to or exceeding 110% of the fair market value of a share of our common stock on the date of the grant and must not be exercisable for longer than five years. Options become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Committee.

Performance Awards

Under the 2013 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2013 Plan, which is subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of September 30, 2013, Nil shares have been issued under this plan to non-officers employees.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
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

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

	2013	2012
Revenues from unaffiliated customers:
North America	$1,218,012	$1,713,190
Europe	1,208,682	1,506,001
Asia - Pacific	6,630,622	7,852,709
Consolidated	$9,057,316	$11,071,900

Operating income (loss):
Corporate headquarters	$(1,122,311)	$(900,725)
North America	(39,517)	(233,685)
Europe	(427,564)	(23,805)
Asia - Pacific	66,440	2,660,161
Consolidated	$(1,522,952)	$1,501,946

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,149,908)	$(1,503,819)
North America	(39,740)	(233,936)
Europe	(553,718)	(34,970)
Asia - Pacific	1,280,418	3,034,129
Consolidated	$(462,948)	$1,261,404

Identifiable assets:
Corporate headquarters	$14,506,503	$14,163,394
North America	2,867,929	3,242,885
Europe	4,666,802	5,989,190
Asia - Pacific	80,305,880	73,165,459
Consolidated	$102,347,114	$96,560,928

Depreciation and amortization:
Corporate headquarters	$34,652	$33,889
North America	159,345	159,901
Europe	220,726	226,983
Asia - Pacific	1,058,563	879,379
Consolidated	$1,473,286	$1,300,152

Capital expenditures:
Corporate headquarters	$2,097	$720
North America	7,987	36,646
Europe	77,580	13,370
Asia - Pacific	2,603,402	1,406,398
Consolidated	$2,691,066	$1,457,134

Interest expense:
Corporate headquarters	$7,883	$229,228
North America	299	564
Europe	44,347	40,189
Asia - Pacific	16,688	22,408
Consolidated	$69,217	$292,389

Income tax expense:
Europe	$-	$(29,024)
Asia - Pacific	11,131	43,020
Consolidated	$11,131	$13,996

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at September 30, 2013

NetSol PK	35.77%	$15,062,396
NetSol-Innovation	49.90%	1,341,402
VLS	49.00%	454,162
Vroozi	9.09%	3,216
Total		$16,861,176

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2013

NetSol PK	34.81%	$15,593,585
NetSol-Innovation	49.90%	1,161,649
VLS	49.00%	481,121
Vroozi	9.09%	34,908
Total		$17,271,263

(A) NETSOL TECHNOLOGIES, LIMITED

NetSol PK is majority owned by the Company. For the three months ended September 30, 2013 and 2012, NetSol PK had net income of $1,286,605 and $606,090, respectively. The related non-controlling interest was $460,219 and $239,284, respectively. For the same period the Comprehensive loss attributable to non-controlling interest was $1,167,688, and $237,743, respectively.

Employees of the company also exercised options to acquire 1,174,000 shares of the subsidiary valued at $176,280.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)
(B) NETSOL INNOVATION (PRIVATE) LIMITED

For the three months ended September 30, 2013 and 2012, NetSol Innovation had net income of $501,344 and $256,535. The related non-controlling interest was $250,171 and $128,011, respectively. For the same period the Comprehensive loss attributable to non-controlling interest was $70,418 and $12,356 respectively.

(C) VIRTUAL LEASE SERVICES

For the three months ended September 30, 2013 and 2012, VLS had a net loss of $90,879 and $64,620. The related, non-controlling interest was $44,531 and $31,664, respectively. For the same period the comprehensive income attributable to non-controlling interest was $17,572 and $17,543 respectively.

(D) VROOZI®, INC.

During the quarter ended March 31, 2013, the subsidiary company issued shares worth of $100,000 to one employee against his services. As a result, the status of the subsidiary has been changed from wholly owned subsidiary to majority owned subsidiary. For the three months ended September 30, 2013 Vroozi® had a net loss of $348,648, of which $31,692 has been recorded as non-controlling interest.

NOTE 18 - SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company has evaluated all events or transactions from September 30, 2013, through the filing with SEC. The Company did not have any material recognizable subsequent events during this period.

Item 2.  Management's Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2013.

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

On October 24, NetSol announced the introduction and global release of NFS Ascent™, the company's next generation platform, offering the most technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent™ architecture and user interfaces were designed based on the company's collective experience with global Fortune 500 companies over the past 30 years.  The platform's framework allows auto captive and asset finance companies to rapidly transform legacy dependent information technology into a state-of-the-art IT and business process environment.  At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion dollar lease portfolios under various types of generally accepted accounting principles (GAAP), as well international financial reporting standards (IFRS).  NFS Ascent™, with its distributed and clustered deployment across parallel application and high volume data servers, enables finance companies to process voluminous data in a hyper speed environment.

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to dramatically improve in various areas like scalability, performance, fault tolerance and security to name a few. We are excited about the transition from R1 to NFS Ascent™ for the following reasons:

•	Improvement in overall productivity and throughout the delivery organization:

The new architecture and design of the system allows the delivery team to deliver more with less i.e. deliver more projects in a given financial year thereby increasing the revenue generation capacity of our organization. A few examples are given below

o
The modules like Business Process Manager, Workflow Engine and Business Rule Engine will give a lot of flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting for customization.

o	The powerful NFS Ascent™ platform and the SOA architecture allow us to develop Portals and Mobile applications rather quickly by utilizing our existing services.

o	Integration with other systems will also be very easy and quick as we can expose our services to the external world for consumption.

o
The n-tier architecture allows us to better distribute the tasks among various team members and because of the lose coupling between various modules and layers, the risk of regression in other parts of the system as a result of changes made in one part of the system goes down tremendously.

•	Improvement in talent acquisition and retention:

Because NFS Ascent™ has been developed using the latest technologies and tools available in the market, it is helping us in attracting the top engineers and keeping them motivated compared to when we had to hire people for older technologies.

•	Better customer satisfaction:

As a result of the powerful NFS Ascent™ platform and improvement in the talent acquisition and retention, the quality of our deliverables has gone up remarkably. This, in conjunction with the reduced delivery times, will allow us to have thoroughly satisfied customers.

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

NetSol’s IP, smartOCI®, now part of  Vroozi®, Inc., develops innovative e-commerce solutions for all business sizes and industry verticals which help companies search, source, negotiate, and order goods and services from suppliers electronically optimizing organization’s procurement and supply chain operations.  Vroozi’s business to business search engine, collaborative commerce, and electronic marketplace applications are deployed On Demand and can integrate seamlessly with major ERP vendor systems such as SAP or deployed independently on the Internet.

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the quarter ended September 30, 2013.  It should be read together with our consolidated financial statements and related notes included herein.

A few of NetSol’s major successes achieved in the first three months of fiscal year 2014 were:

•
Implementation of NetSol's mPOS (mobile point of sale) solution by a global luxury car manufacturer across its dealer network in China. Subsequent implementations in other markets are also being planned as per the agreement between NetSol and customer.

•
Launch of NetSol's mobility products, which optimize productivity and improve the responsiveness of global sales teams. The applications seamlessly integrate with the company's flagship platform, the NetSol Financial Suite (NFS),

•
The appointment of Roger K. Almond as the Company’s Chief Financial Officer and Boo Ali Siddiqui, the Company’s former Chief Financial Officer, as the PK subsidiary CFO and the Company’s Chief Accounting Officer.

•	NetSol PK signed an agreement to implement NetSol Financial Suite at a leading auto captive finance company in China.

•	NetSol Technologies was awarded "First Rate and Best Selling Leasing and Finance Solution" at this year's China Leasing Summit for its flagship product, NetSol Financial Suite.

•
NetSol Technologies Europe and Virtual Lease Services developed a Business Process Outsource service to address the broker market for own book management. In collaboration with funders, the service will form part of the funding approval sanction, which will generate a significant increase in sales opportunities.

•	VLS signed new contracts with Investec and another European bank for providing due diligence and audit services.

•	NTE concluded two license upgrades of its product LeaseSoft.

•
Atheeb NetSol Saudi Company Limited recently won three projects in the area of network security, ISO/standard implementation of cyber security and consulting for local group of hospitals, Governmental security department and a construction group.

•	Vroozi® released new supplier purchase order pickup module,Vroozi Purchase Manager.

•	Vroozi® released new vroozi® Buy Route functionality in beta to global customer.

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

A focus of the marketing plan ceters around the Global Launch of NFS Ascent™, the next generation of NFS that the company has been developing for nearly four years. Announced on October 24, 2013, NetSol has commenced a soft, regional launch with selected customers in APAC to test the readiness for the global markets.  A formal launch of the global marketing plan is expected for all of our key markets of North America, Europe and APAC.

This plan is designed to:

•	Achieve double digit revenue growth for the next 5 years

•	Achieve 55% to 60% gross margins in 2014 and maintain 60% or better for the next three years

•	Ramp up license revenues for NFS Ascent™

The plan contemplates the following enhanced activities and initiatives to accomplish these goals:

•	Grow delivery and sales capacity in APAC and the USA from approximately 600 NFS™ domain experts to over 1,000 within 18 months.
•
Continue to build the delivery capacity.  NetSol has hired over 100 new personnel in Quarter 1, 2014 to train and develop them to meet the long term growth outlook. This activity will continue until an optimum level of 1,000 NFS domain experts is achieved.

•	Continue to advance infrastructure and systems in Lahore and Bangkok
•	Strengthen the NetSol brand in the Americas and penetration in APAC markets such as China, Thailand, Indonesia, Australia and New Zealand.
•	Hire and retain the best available talent to develop the next line of managers for our growing demand.
•
Develop the sales and delivery capabilities for the Americas markets, in particular the growth in the US auto and banking sectors. A shift in revenue contribution from the Americas market would improve both gross and net operating margins due to the volume and size of US contracts

•	Further position NetSol to deliver and support the new growth and technology dimensions in IT services, maintenance, mobile apps and cloud based solutions.

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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	Improving sales trends in US auto and banking sectors.

•	Miliken Institute projects global economic growth in excess of 3% globally, 8% GDP growth for China, 2% GDP growth for the US over the next two years.

•	Slowly improving economic environment in the UK and major European economies.

•	The declining IT outsourcing from India gives strength to NetSol APAC delivery centers.

•	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, Mexico, Australia, and some African nations.

•	Launch of NetSol Ascent™.

•
Continued robustness of China’s automobile and banking sectors. China’s passenger vehicle sales rose 49% in December 2012, while China’s total vehicle sales, including trucks and buses, are projected to accelerate this year and surpass 20 million for the first time according to Bloomberg News, February 7, 2013.

•	Growing interest in Japan for IT services and NFS™ applications within banking, equipment finance and general leasing industries.

•
Investment by the Kingdom of Saudi Arabia in healthcare, education, defense, cyberspace securities, IT, infrastructure and many other new sectors. This makes it one of the most promising markets for the Atheeb NetSol joint venture.

•	Vroozi® provides a strong entry in the e-commerce and cloud by way of developing and marketing a new IP with the Vroozi® Shopping Platform and smartOCI® and landing Fortune 500 US customers.

•	The dependency of our blue chip clients on NetSol solutions has further deepened; creating new enhancements, new modules, and services orders in the US.

Negative trends:

•	Closure of United States government causing uncertainty in global US business decisions.

•	Geopolitical unrest in the Middle East and in regions of Pakistan and Afghanistan.

•	Continued strains in US-Pakistan relations.

•	Despite efforts of newly elected government, security issues continue in Pakistan, causing concern for western customers, investors and media.

•	The delays of CBRC licenses at least for another year in China.

•	Emergence of smaller players offering IT solutions in China resulting in greater price competition.

•	Continued sluggish European market could adversely affect our European business.

•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems, squeezing IT budgets and extending decision making cycles.

•	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

•
The threats of conflict between the US and other nations and Syria could potentially create volatility in oil prices causing readjustments of corporate budgets and consumer spending slowing global auto sales.

•	Continued conflicts in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges

•	Our relatively low trading share volume makes the Company’s stock price susceptible to market fluctuations.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2013 as compared to the Quarter Ended September 30, 2012

Net revenues for the quarter ended September 30, 2013 and 2012 are broken out among the subsidiaries as follows:

	2013		2012
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTNA	1,081,618	11.94%	1,279,721	11.56%
Vroozi	136,394	1.51%	433,469
	1,218,012	13.45%	1,713,190	15.47%

Europe:
Netsol UK	-	0.00%	-	0.00%
NTE	777,693	8.59%	1,117,915	10.10%
VLS	430,989	4.76%	388,086	3.51%
HAFL	-	0.00%	-	0.00%
	1,208,682	13.34%	1,506,001	13.60%
Asia-Pacific:
NetSol PK	4,787,147	52.85%	3,793,002	34.26%
Netsol-Innovation	967,543	10.68%	804,509	7.27%
Connect	196,380	2.17%	169,243	1.53%
Abraxas	70,271	0.78%	751,889	6.79%
NTPK Thailand	387,467	4.28%	2,334,066	21.08%
NetSol Beijing	221,814	2.45%	-	0.00%

	6,630,622	73.21%	7,852,709	70.92%

Total	$9,057,316	100.00%	$11,071,900	100.00%

The following table sets forth the items in our unaudited consolidated statement of operations for the three months ended September 30, 2013 and 2012 as a percentage of revenues.

	For the Three Months Ended September 30,
	2013	%	2012	%
Net Revenues:
License fees	$2,252,567	24.87%	$3,241,501	29.28%
Maintenance fees	2,380,409	26.28%	2,045,706	18.48%
Services	4,424,340	48.85%	5,784,693	52.25%
Total net revenues	9,057,316	100.00%	11,071,900	100.00%

Cost of revenues:
Salaries and consultants	3,456,604	38.16%	3,385,668	30.58%
Travel	396,784	4.38%	325,294	2.94%
Repairs and maintenance	175,821	1.94%	127,997	1.16%
Insurance	39,554	0.44%	37,719	0.34%
Depreciation and amortization	1,046,669	11.56%	958,151	8.65%
Other	544,337	6.01%	921,858	8.33%
Total cost of revenues	5,659,769	62.49%	5,756,687	51.99%
Gross profit	3,397,547	37.51%	5,315,213	48.01%
Operating expenses:
Selling and marketing	1,071,412	11.83%	762,963	6.89%
Depreciation and amortization	426,617	4.71%	342,001	3.09%
Bad debt expense	251,673	2.78%	-	0.00%
Salaries and wages	1,441,132	15.91%	1,153,873	10.42%
Professional services, including non-cash compensation	306,663	3.39%	206,502	1.87%
General and adminstrative	1,423,002	15.71%	1,347,928	12.17%
Total operating expenses	4,920,499	54.33%	3,813,267	34.44%

(Loss) income from operations	(1,522,952)	-16.81%	1,501,946	13.57%
Other income and (expenses)
(Loss) gain on sale of assets	(13,795)	-0.15%	14,296	0.13%
Interest expense	(69,217)	-0.76%	(292,389)	-2.64%
Interest income	32,854	0.36%	24,167	0.22%
Gain on foreign currency exchange transactions	1,111,423	12.27%	395,156	3.57%
Share of net income from equity investment	9,192	0.10%	-	0.00%
Amortization of financing costs	-	0.00%	(367,744)	-3.32%
Other income	678	0.01%	(32)	0.00%
Total other income (expenses)	1,071,135	11.83%	(226,546)	-2.05%
Net (loss) income before income taxes	(451,818)	-4.99%	1,275,400	11.52%
Income taxes	(11,131)	-0.12%	(13,996)	-0.13%
Net (loss) income after tax	(462,949)	-5.11%	1,261,404	11.39%
Non-controlling interest	(634,167)	-7.00%	(332,279)	-3.00%
Net (loss) income attributable to NetSol	(1,097,116)	-12.11%	929,125	8.39%

Net revenues for the quarter ended September 30, 2013 were $9,057,316, as compared to $11,071,900 for the quarter ended September 30, 2012.  This reflects a decrease of $2,014,584, or 18.20% in the current quarter as compared to the corresponding quarter last year. Year over year, revenue from license income decreased by $988,934. The company has recently launched its next generation platform “NFS Ascent™” and some of the deals in pipeline for the legacy product have been delayed as the customers are now looking for the next generation. Revenue from the license sales of our legacy product “NetSol Financial SuiteTM as well as services associated with the new sales have been impacted in the current quarter. Management is expecting sales of the legacy product to remain under pressure for at least two to three quarters until the time that we begin recognizing revenues for NFS Ascent™. Services revenue, which also includes consulting and implementation, decreased to $4,424,340, as compared to $5,784,693 last year. Maintenance fees increased by $334,703, to $2,380,409 in the current quarter, as compared to $2,045,706 in the comparable period. The increase in maintenance fees is due to re-negotiation of rates with some of the customers.

The gross profit was $3,397,547, in the quarter ending September 30, 2013 as compared with $5,315,213 for the same quarter of the previous year. This is a decrease of 36.08% or $1,917,666. The gross profit percentage for the quarter also decreased to 37.51% from 48.01% in the quarter ended September 30, 2012 mainly due to reduction in total revenues. The cost of sales was $5,659,769 in the current quarter compared to $5,756,687 in the comparable quarter of fiscal 2013. As a percentage of sales it increased from 51.99% for the quarter ended September 30, 2012 to 62.49% in the current quarter. Salaries and consultant fees slightly increased by $70,936; from $3,385,668, in the prior comparable quarter, to $3,456,604. As a percentage of sales, it increased from 30.58% in the prior comparable quarter to 38.16% in the current quarter. Depreciation and amortization expense increased to $1,046,669 compared to $958,151 in the corresponding quarter last year or an increase of $88,518.

Operating expenses were $4,920,499 for the quarter ending September 30, 2013 as compared to $3,813,267, for the corresponding period last year or an increase of 29.04% or $1,107,232. As a percentage of sales, it increased from 34.44% to 54.15%. Depreciation and amortization expense amounted to $426,617 and $342,001 for the quarter ended September 30, 2013 and 2012, respectively. Combined salaries and wage costs were $1,441,132 and $1,153,873 for the comparable periods, respectively. As a percentage of sales, these costs increased from 10.42% to 15.86%. The combined salaries and wages also include non-cash expense on exercise of options. General and administrative expenses were $1,423,002 and $1,347,928 for the quarters ended September 30, 2013 and 2012, respectively, an increase of $75,074 or 5.57%.  As a percentage of sales, these expenses were 15.66% in the current quarter compared to 12.17% in the comparable quarter.

Selling and marketing expenses were $1,071,412 and $762,963, in the quarter ended September 30, 2013 and 2012, respectively. We are marketing our products in different geographies of the world and have hired more professional resources for  business development. Also the aggressive marketing of smartOCI® and other Vroozi® products in North America and Europe has increased the sales and marketing expenses. Professional services expense increased by 48.50% to $306,663 in the quarter ended September 30, 2013, from $206,502 in the corresponding period last year.

Loss from operations was $1,522,952, compared to income of $1,501,946, for the quarters ended September 30, 2013 and 2012, respectively. This represents a decrease of $3,024,898 for the quarter compared with the comparable period in the prior year.  As a percentage of sales, net loss from operations was 16.81% in the current quarter compared to income of 13.57% in the prior period.

Net loss was $1,097,116, compared to income of $929,125, for the quarters ended September 30, 2013 and 2012, respectively.  This is a decrease of $2,026,241 compared to the prior year.  Included in this income is foreign currency exchange gain of $1,111,423 compared to $395,156 in the same reporting period last year, mainly due to appreciation of the USD, Euro and Pound in the prior period against the Pakistan Rupee. Also included in the net income is the share of net income of $9,192 from an associated company as compared to $Nil in the corresponding period. The current fiscal quarter amount includes a net reduction of $634,167, compared to $332,279 in the prior period, for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 35.77% non-controlling interest in NetSol PK, 49% non-controlling interest in VLS and 9.09% non-controlling interest in Vroozi®. Interest expense was $69,217 in the current quarter as compared to $292,389 in the comparable period. The reduction in interest expense is due to conversion of all the convertible notes into equity. Net loss per share, basic and diluted, was $0.12 as compared to net income $0.12 for the quarters ended September 30, 2013 and 2012, respectively.

The net EBITDA income was $423,665 compared to $2,511,495 for the quarters ended September 30, 2013 and 2012, after amortization and depreciation charges of $1,473,286 and $1,300,152, income taxes of $11,131 and $13,996, interest expense of $69,217 and $292,389, and interest income of $32,854 and $24,167 respectively.  The EBITDA earning per share, basic and diluted was $0.05 for the quarter ended September 30, 2013 as compared to $0.33 for the quarter ended September 30, 2012.  As a percentage of revenues, EBITDA was 4.68% compared to 22.68% for the quarters ended September 30, 2013 and 2012, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of our historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

We note that our cash position was $6,755,950 at September 30, 2013, compared to $8,019,788 at September 30, 2012.

Net cash provided by operating activities amounted to $2,756,269 for the three months ended September 30, 2013, as compared to $2,898,831 for the comparable period last fiscal year. At September 30, 2013, we had current assets of $41,870,013 and current liabilities of $14,445,088.  We had accounts receivable of 18,535,948 and revenues in excess of billings of $11,435,167.  Our revenues in excess of billings will be reclassified to accounts receivable pursuant to billing requirements detailed in each contract.  Accounts payable and accrued expenses amounted to $4,498,965 and $3,660,388, respectively at September 30, 2013.

Net cash used by investing activities amounted to $3,972,805 for the three months ended September 30, 2013, as compared to $2,488,599 for the comparable period last fiscal year. We had net purchases of property and equipment of $2,671,222 compared to $1,457,134 for the comparable period last fiscal year. The increase in intangible assets which represents amounts capitalized for the development of new products was $1,362,026 and $1,091,966 for the comparable periods.

Net cash provided by financing activities amounted to $630,382 and $171,628 for the three months ended September 30, 2013, and 2012, respectively. The three months ended September 30, 2013 included the cash inflow of $560,500 from the exercising of stock options and warrants compared to $252,900 in the three months ended September 30, 2012. In the current fiscal period, we had net payments on account of bank loans and capital leases of $198,853 as compared to $1,160,684 in the comparable period last year. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 13 of the annexed financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans.  Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $5.0 to $7.0 million for US, Europe and UAE, new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties.  However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.   Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2013. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of September 30, 2013, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its core accounting staff does not have necessary technical accounting training relating to accounting for complex U.S. GAAP matters.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2013.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except for the hiring of a new Chief Financial Officer on September 9, 2013, there have been no changes in our internal controls over financial reporting during the first quarter of fiscal year 2014, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item 1A.  Risk Factors

The Announcement Of Our New Generation Product, NFS Ascent™, May Result In A Reduction In New License Sales For Our Earlier Generation Product And Accordingly A Drop In Revenues.

On October 24, 2013, the Company announced the introduction and global release of NFS Ascent™, the company's next generation platform.  While the Company believes that the new product will be well-received and is positioned to generate more lucrative license and related services revenues, we anticipate that new licenses for the old product will diminish in numbers larger than new product licenses, resulting in a drop in revenues until the new product gains traction in the market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

NETSOL TECHNOLOGIES, INC.

Date:	November 8, 2013	/s/ Najeeb Ghauri

NAJEEB GHAURI
Chief Executive Officer

Date:	November 8, 2013	/s/Roger Almond

ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer