Form 10-Q
period 2013-12-31
NETSOL TECHNOLOGIES INC
filed 2014-02-14
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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
Non-Accelerated Filer __                                                      Small Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ___                                No X

The issuer had 9,085,299 shares of its $.01 par value Common Stock and no shares of Series A 7% Cumulative Convertible Preferred Stock issued and outstanding as of February 12, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	As of December 31, 2013	As of June 30, 2013
Current assets:
Cash and cash equivalents	$11,581,042	$7,874,318
Restricted cash	2,535,909	1,875,237
Accounts receivable, net	16,684,683	14,684,212
Revenues in excess of billings	6,271,254	15,367,198
Other current assets	2,210,215	2,273,314
Total current assets	39,283,103	42,074,279
Investment under equity method	378,835	545,483
Property and equipment, net	23,577,098	20,978,369
Intangible assets, net	29,176,897	29,452,654
Goodwill	9,653,330	9,653,330
Total assets	$102,069,263	$102,704,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,411,478	$4,027,147
Current portion of loans and obligations under capitalized leases	5,535,157	5,308,626
Unearned revenues	4,779,494	2,446,018
Common stock to be issued	320,338	88,325
Total current liabilities	16,046,467	11,870,116
Long term loans and obligations under capitalized leases; less current maturities	1,602,148	1,412,212
Total liabilities	17,648,615	13,282,328
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 15,000,000 shares authorized; 9,063,575 and 8,929,523 issued and outstanding as of December 31, 2013 and June 30, 2013	90,636	89,295
Additional paid-in-capital	115,551,344	114,292,510
Treasury stock	(415,425)	(415,425)
Accumulated deficit	(26,545,279)	(23,821,256)
Stock subscription receivable	(2,280,488)	(2,280,488)
Other comprehensive loss	(18,295,623)	(15,714,112)
Total NetSol stockholders' equity	68,105,165	72,150,524
Non-controlling interest	16,315,483	17,271,263
Total stockholders' equity	84,420,648	89,421,787
Total liabilities and stockholders' equity	$102,069,263	$102,704,115

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Net Revenues:
License fees	$455,616	$3,505,847	$2,708,183	$6,747,348
Maintenance fees	2,867,195	2,664,813	5,247,604	4,710,519
Services	5,385,191	5,637,009	9,809,351	11,421,702
Total net revenues	8,708,002	11,807,669	17,765,138	22,879,569
Cost of revenues:
Salaries and consultants	3,247,811	2,916,378	6,647,642	6,276,243
Travel	349,318	386,194	746,102	711,488
Repairs and maintenance	147,464	123,722	323,285	251,719
Insurance	40,642	41,007	80,196	78,726
Depreciation and amortization	1,240,715	1,024,007	2,287,384	1,982,158
Other	886,799	557,693	1,429,041	1,478,671
Research and development cost	55,114	33,239	113,802	59,922
Total cost of revenues	5,967,863	5,082,240	11,627,452	10,838,927
Gross profit	2,740,139	6,725,429	6,137,686	12,040,642
Operating expenses:
Selling and marketing	908,125	931,210	1,979,537	1,694,173
Depreciation and amortization	430,947	333,435	857,564	675,436
Salaries and wages	1,458,343	1,192,787	2,899,475	2,346,660
General and administrative	1,546,266	1,348,349	3,527,604	2,902,779
Total operating expenses	4,343,681	3,805,781	9,264,180	7,619,048
Income (loss) from operations	(1,603,542)	2,919,648	(3,126,494)	4,421,594
Other income and (expenses)
Gain (loss) on sale of assets	(175,237)	(275)	(189,032)	14,021
Interest expense	(45,036)	(179,932)	(114,253)	(472,321)
Interest income	39,931	31,617	72,785	55,784
Gain on foreign currency exchange transactions	96,039	504,738	1,207,462	899,894
Share of net income (loss) from equity investment	(175,840)	484,487	(166,648)	484,487
Amortization of financing costs	-	(74,384)	-	(442,128)
Other income (expense)	(47,858)	36	(47,180)	4
Total other income (expenses)	(308,001)	766,287	763,134	539,741
Net income (loss) before income taxes	(1,911,543)	3,685,935	(2,363,360)	4,961,335
Income tax benefit (provision)	(29,270)	2,548	(40,401)	(11,448)
Net income (loss) after tax	(1,940,813)	3,688,483	(2,403,761)	4,949,887
Non-controlling interest	313,905	(1,465,500)	(320,262)	(1,797,779)
Net income (loss) attributable to NetSol	$(1,626,908)	$2,222,983	$(2,724,023)	$3,152,108

Other comprehensive income (loss):
Translation adjustment	$(420,309)	$(1,394,216)	$(3,843,025)	$(2,163,011)
Comprehensive income (loss)	(2,047,217)	828,767	(6,567,048)	989,097
Comprehensive loss attributable to non-controlling interest	(40,980)	(399,096)	(1,261,514)	(631,652)
Comprehensive income (loss) attributable to NetSol	$(2,006,237)	$1,227,863	$(5,305,534)	$1,620,749

Net income (loss) per share:
Basic	$(0.18)	$0.28	$(0.30)	$0.41
Diluted	$(0.18)	$0.28	$(0.30)	$0.40
Weighted average number of shares outstanding
Basic	9,056,024	7,957,521	9,006,015	7,774,719
Diluted	9,056,024	7,968,598	9,006,015	7,785,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,403,761)	$4,949,887
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,144,948	2,657,594
Provision for bad debts	259,306	54,889
Share of net loss (income) from investment under equity method	166,648	(484,487)
(Gain) loss on sale of assets	189,032	(14,021)
Stock issued for interest on notes payable	-	211,111
Stock issued for services	640,247	29,670
Fair market value of warrants and stock options granted	158,783	320,021
Amortization of financing costs	-	442,128
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,089,498)	(2,378,873)
Decrease in revenue in execss of billing	8,612,283	514,720
Decrease in other current assets	367,741	1,217,728
Increase in accounts payable and accrued expenses	3,617,465	1,908,178
Net cash provided by operating activities	12,663,194	9,428,545
Cash flows from investing activities:
Purchases of property and equipment	(6,059,596)	(3,537,918)
Sales of property and equipment	78,678	59,350
Purchase of non-controlling interest in subsidiaries	(17,853)	(621,563)
Increase in intangible assets	(2,312,919)	(2,132,595)
Net cash used in investing activities	(8,311,690)	(6,232,726)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	560,500	612,650
Payment to common shareholders against fractional shares	-	(194)
Proceeds from exercise of subsidiary options	311,709	3,031
Restricted cash	(660,672)	(2,257,428)
Dividend paid by subsidiary to non controlling interest	(266,343)	-
Proceeds from bank loans	1,276,505	2,049,698
Payments on capital lease obligations and loans - net	(781,756)	(723,936)
Net cash provided by (used in) financing activities	439,943	(316,179)
Effect of exchange rate changes in cash	(1,084,723)	(899,554)
Net increase in cash and cash equivalents	3,706,724	1,980,086
Cash and cash equivalents, beginning of the period	7,874,318	7,599,607
Cash and cash equivalents, end of period	$11,581,042	$9,579,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months Ended December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$152,239	$248,118
Taxes	$213,957	$24,252

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the payment of vendors	$210,060	$-
Stock issued for the conversion of convertible notes payable	$-	$1,150,000
Stock issued for the conversion of interest payable	$-	$391,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying condensed consolidated financial statements include the accounts of NetSol Technologies, Inc. and subsidiaries (collectively, the “Company”) as follows:

Wholly-owned Subsidiaries
NetSol Technologies Americas, Inc. (“NTA”) formerly NetSol Technologies North America, Inc. (NTNA)
NetSol Connect (Private), Ltd. (“Connect)
NetSol-Abraxas Australia Pty Ltd. (“Abraxas”)
NetSol Technologies Europe Limited (“NTE”)
NetSol Technologies Limited (“NetSolUK”)
NTPK (Thailand) Co. Limited (“NTPK Thailand”)
NetSol Technologies (Beijing) Co. Ltd. (NetSol Beijing)
NetSol Omni (Private) Ltd. (“Omni”)
NetSol Technologies (GmbH) (“NTG”)

Majority-owned Subsidiaries
NetSol Technologies, Ltd. (“NetSol PK”)
NetSol Innovation (Private) Limited (“NetSol Innovation”)
Vroozi, Inc. (“Vroozi”)
Virtual Lease Services Holdings Limited (“VLSH”)
Virtual Lease Services Limited (“VLS”)
Virtual Lease Services (Ireland) Limited (VLSIL)

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current year.

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

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

New Accounting Pronouncements

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this update do not require new recurring disclosures. ASU Topic No. 2013 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential, common shares include outstanding stock options, warrants, convertible notes payable and stock awards.

The components of basic and diluted earnings per share were as follows:

	For the three months ended December 31, 2013			For the six months ended December 31, 2013
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(1,626,908)	9,056,024	$(0.18)	$(2,724,023)	9,006,015	$(0.30)
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Diluted loss per share	$(1,626,908)	9,056,024	$(0.18)	$(2,724,023)	9,006,015	$(0.30)

	For the three months ended December 31, 2012			For the six months ended December 31, 2012
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$2,222,983	7,957,521	$0.28	$3,152,108	7,774,719	$0.41
Effect of dilutive securities
Stock options		-	-	-	-	-
Warrants		11,077	-	-	11,077	-
Diluted income per share	$2,222,983	7,968,598	$0.28	$3,152,108	7,785,796	$0.40

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

As of December 31, 2013 and 2012, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	As of December 31,
	2013	2012

Stock Options	18,801	-
Warrants	15,022	-
Convertible Note	-	83,820
	33,823	83,820

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht; Abraxas uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $18,295,623 and $15,714,112 as of December 31, 2013 and June 30, 2013, respectively. During the three and six months ended December 31, 2013, comprehensive loss in the consolidated statements of operations included translation losses of $379,329 and $2,581,511, respectively. During the three and six months ended December 31, 2012, comprehensive loss in the consolidated statements of operations included translation losses of $995,120 and $1,531,359, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable include $154,050 due from a related party as of December 31, 2013 and June 30, 2013.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

		As of December 31, 2013	As of June 30, 2013

Prepaid Expenses		$583,309	$559,217
Advance Income Tax		718,626	887,893
Employee Advances		33,883	43,794
Security Deposits		198,172	189,382
Tender Money Receivable		87,127	106,398
Other Receivables		254,804	222,609
Other Assets		287,426	197,915
Due From Related Party	(1)	46,868	66,106
Total		$2,210,215	$2,273,314

(1) Due from related party as of December 31, 2013 and June 30, 2013 is a receivable from Atheeb NetSol Saudi Company Limited.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of December 31, 2013	As of June 30, 2013

Office furniture and equipment	$2,335,870	$2,508,975
Computer equipment	21,147,616	19,987,480
Assets under capital leases	1,429,499	1,126,860
Building	2,312,134	2,391,550
Land	2,380,083	2,460,144
Capital work in progress	6,339,326	5,104,283
Autos	738,139	689,440
Improvements	439,211	513,044
Subtotal	37,121,878	34,781,776
Accumulated depreciation	(13,544,780)	(13,803,407)
Property and equipment, net	$23,577,098	$20,978,369

For the three and six months ended December 31, 2013, depreciation expense totaled $1,116,347 and $2,113,907, respectively.  Of these amounts, $716,890 and $1,330,000, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2012, depreciation expense totaled $775,548 and $1,529,656, respectively.  Of these amounts, $485,167 and $939,912, respectively, are reflected in cost of revenues.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure necessary to meet the Company’s expected long term growth needs. The Company recorded capitalized interest of $1,017,635 and $904,700 as of December 31, 2013 and June 30, 2013, respectively.

Following is a summary of fixed assets held under capital leases as of December 31, 2013 and June 30, 2013:

	As of December 31, 2013	As of June 30, 2013
Computer Equipment and Software	$560,890	$454,002
Furniture and Fixtures	180,087	951
Vehicles	688,522	671,907
Total	1,429,499	1,126,860
Less: Accumulated Depreciation	(391,885)	(350,048)
Net	$1,037,614	$776,812

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Product Licenses	Customer Lists	Technology	Total
Intangible assets - June 30, 2013 - cost	$44,837,558	$6,052,377	$242,702	$51,132,637
Additions	2,312,919	-	-	2,312,919
Effect of translation adjustment	(1,533,894)	-	-	(1,533,894)
Accumulated amortization	(16,709,748)	(5,915,800)	(109,217)	(22,734,765)
Net balance - December 31, 2013	$28,906,835	$136,577	$133,485	$29,176,897

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 8 years. Amortization expense for the three and six months ended December 31, 2013 was $523,825 and $957,384, respectively. Amortization expense for the three and six months ended December 31, 2012 was $538,840 and $1,042,246, respectively.

(B) Customer Lists

Customer lists are being amortized based on a straight-line basis, which approximates the anticipated rate of attrition, which is currently a weighted average of approximately 5 years. Amortization expense for the three and six months ended December 31, 2013 was $18,832 and $48,880, respectively. Amortization expense for the three and six months ended December 31, 2012 was $30,496 and $60,782, respectively.

(C) Technology

Technology assets are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 5 years. Amortization expense for the three and six months ended December 31, 2013 was $12,658 and $24,777 respectively. Amortization expense for the three and six months ended December 31, 2012 was $12,557 and $24,910, respectively.

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
December 31, 2014	$2,840,303
December 31, 2015	2,347,211
December 31, 2016	1,938,760
December 31, 2017	1,871,549
December 31, 2018	1,832,323
Thereafter	18,346,751
$29,176,897

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of December 31, 2013	As of June 30, 2013
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,685,858
USA	4,664,100	4,664,100
Total	$9,653,330	$9,653,330

The Company has determined that there was no impairment of the goodwill for either period presented.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

NOTE 10 – INVESTMENT UNDER EQUITY METHOD

On April 10, 2009, the Company entered into an agreement to form a joint venture with the Atheeb Trading Company, a member of the Atheeb Group (“Atheeb”). The joint venture entity Atheeb NetSol Saudi Company Ltd. (“Atheeb NetSol”) is a company organized under the laws of the Kingdom of Saudi Arabia. The venture was formed with an initial capital contribution of $268,000 by the Company and $266,930 by Atheeb with a profit sharing ratio of 50.1:49.9, respectively. The final formation of the company was completed on March 7, 2010. Currently the Company does not have control over the operational and financial matters of Atheeb Netsol; therefore, it is considered as an associated company and accounted for under the equity method.

Net book value at June 30, 2013	$545,483
Net loss for the six months ended December 31, 2013	(332,631)
NetSol's share (50.1%)	(166,648)
Total loss	(166,648)
Loss adjusted against investment	(166,648)
Net book value at December 31, 2013	$378,835

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31, 2013	As of June 30, 2013

Accounts Payable	$1,435,355	$825,025
Accrued Liabilities	2,999,292	2,056,003
Accrued Payroll	57,552	25,529
Accrued Payroll Taxes	236,748	218,084
Interest Payable	64,780	71,872
Taxes Payable	514,525	727,408
Other Payable - Acquisitions	103,226	103,226
Total	$5,411,478	$4,027,147

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

NOTE 12 – DEBTS

Notes payable and capital leases consisted of the following:

Name		As of December 31 2013	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$-	$-	$-
Habib Bank Line of Credit	(2)	2,445,909	2,445,909	-
Bank Overdraft Facility	(3)	-	-	-
HSBC Loan	(4)	973,350	331,496	641,854
Term Finance Facility	(5)	819,173	351,074	468,099
Loan Payable Bank	(6)	1,884,075	1,884,075	-
Subsidiary Capital Leases	(7)	876,524	384,329	492,195
Loan From Related Party	(8)	138,274	138,274	-
		$7,137,305	$5,535,157	$1,602,148

Name		As of June 30 2013	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$88,292	$88,292	$-
Habib Bank Line of Credit	(2)	1,785,237	1,785,237	-
Bank Overdraft Facility	(3)	312,139	312,139	-
HSBC Loan	(4)	1,047,014	336,339	710,675
Term Finance Facility	(5)	867,195	495,540	371,655
Loan Payable Bank	(6)	1,982,161	1,982,161	-
Subsidiary Capital Leases	(7)	638,800	308,918	329,882
		$6,720,838	$5,308,626	$1,412,212

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.40% and 0.40% as of December 31, 2013 and June 30, 2013, respectively. Interest paid during the three and six months ended December 31, 2013 and 2012 was nominal.

(2) In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 1.5% as of December 31, 2013 and June 30, 2013. In June 2012, the Company’s subsidiary, NTA entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by Certificates of Deposit of same value held at the bank. The interest rate on this line of credit is variable and was 1.90% as of December 31, 2013 and June 30, 2013. Interest expense for the three and six months ended December 31, 2013 was $9,430 and $16,726, respectively. Interest expense for the three and six months ended December 31, 2012 was $9,770 and $13,542, respectively.

In February 2012, the Company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of landlord against the new office space. The Company has deposited $90,000 in a savings account with HSBC as collateral against this letter of credit.

(3) During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or $494,730. The annual interest rate is 4.25% over the bank’s sterling base rate, which was 4.75% and 5.20% as of December 31, 2013 and June 30, 2013, respectively. Interest expense, during the three and six months ended December 31, 2013, was $19,047 and $41,489, respectively. Interest expense during the three and six months ended December 31, 2012 was $27,444 and $45,968, respectively.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

(4) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or $1,649,100 for a period of 5 years with monthly payments of £18,420, or  $30,376. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debentures comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. As of June 30, 2013, the subsidiary has used this facility up to $1,047,015, of which $710,675, was shown as long term and the remaining $336,339, as current maturity. As of December 31, 2013, the subsidiary has used this facility up to $973,350, of which $641,854, was shown as long term and the remaining $331,496, as current maturity. Interest expense for the three and six months ended December 31, 2013, was $21,282 and $40,131, respectively. Interest expense for the three and six months ended December 31, 2012, was $25,091, and $46,756, respectively.

(5) The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The total aggregate amount of these facilities is Rs. 112,500,000 or  $1,053,223 (secured by the first charge of Rs. 580 million or approximately $5.44 million over the land, building and equipment of the Company). The interest rate is 2.75% above the six-month Karachi Inter Bank Offering Rate. As of the year ended June 30, 2013, the Company has used a total of Rs.87,500,000, or  $867,195 of which $371,655 is shown as long term liabilities and the remainder of $495,540 as current maturity. As of December 31, 2013, the Company has used a total of Rs.87,500,000, or $819,173, of which $468,099, is shown as long term liabilities and the remainder of $351,074, as current maturity.  Interest expense during the three and six months ended December 31, 2013 was $24,886 and $47,009, respectively. Interest expense during the three and six months ended December 31, 2012 was $49,031 and $70,696, respectively.

(6) The Company’s subsidiary, NetSol PK, has a loan with Askari Bank Limited, secured by the Company’s assets. This is a revolving loan that matures every six months.  The balance of the loan at December 31, 2013 and June 30, 2013 was $1,884,075, and $1,982,161, respectively.  The interest rate for the loans was 9.40% at December 31, 2013 and June 30, 2013.  Interest expense for the three and six months ended December 31, 2013, was $42.081 and $86,181, respectively. Interest expense for the three and six months ended December 31, 2012 was $36,640 and $94,046, respectively.

(7) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three and six months ended December 31, 2013 and 2012.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2013:

As of December 31, 2013
Minimum Lease Payments
Due FYE 12/31/14	$463,957
Due FYE 12/31/15	336,110
Due FYE 12/31/16	178,641
Due FYE 12/31/17	29,081
Total Minimum Lease Payments	1,007,789
Interest Expense relating to future periods	(131,265)
Present Value of minimum lease payments	876,524
Less: Current portion	(384,329)
Non-Current portion	$492,195

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

Interest expense for the three and six months ended December 31, 2013 was $21,054 and $40,034, respectively. Interest expense for the three and six months ended December 31, 2012 was $55,835, and $74,456, respectively.

(8) In October 2013, the Company’s subsidiary, NTE, entered into a loan agreement with Investec a related party to finance VLS. The loan amount was £100,000, or $164,910, for a period of 1 year with monthly payments of £8,676, or $14,307. The interest rate was 4.1%. As of December 31, 2013, the subsidiary has used this facility up to $138,274 and was shown as current maturity.  Interest expense, for the three and six months ended December 31, 2013, was $1,901.

NOTE 13 - STOCKHOLDERS’ EQUITY

Share-Based Payment Transactions

During the six months ended December 31, 2013, the Company issued a total of 20,000 shares of restricted common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $213,600 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the six months ended December 31, 2013, the Company issued a total of 1,724 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $18,413 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the six months ended December 31, 2013, the Company issued a total of 9,000 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $81,395 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the six months ended December 31, 2013, the Company issued a total of 2,400 shares of its common stock for provision of services to unrelated consultants valued at $17,424 and recorded as general and administrative costs in the accompanying condensed consolidated financial statements.

During the six months ended December 31, 2013, the Company issued a total of 27,000 shares of its common stock for the settlement of a payable to a related party valued at $210,060.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

NOTE 14 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:
Issued by the Company	# of shares	Weighted Ave Exericse Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2013	311,462	$15.65	3.3
Granted	73,928	$7.58
Exercised	(73,928)	$7.58
Expired / Cancelled	(9,000)	$32.70
Outstanding and exercisable, December 31, 2013	302,462	$15.14	2.87	$-

WARRANTS:
Outstanding and exercisable, June 30, 2013	163,124	$7.29	3.44
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, December 31, 2013	163,124	$7.29	2.7	$-

The average life remaining on the options and warrants as of December 31, 2013 is as follows:

Exercise Price			Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Avg Exercise Price
OPTIONS:

$0.10	-	$9.90	183,462	3.46	7.21
$10.00	-	$19.90	14,000	2.11	18.18
$20.00	-	$29.90	91,000	2.20	25.31
$30.00	-	$50.00	14,000	0.15	50.00
Totals			302,462	2.87	15.14

WARRANTS:
$3.10	-	$7.73	163,124	2.70	7.29
Totals			163,124	2.70	7.29

All options and warrants granted are vested and exercisable as of December 31, 2013.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

Below is the table summarizing stock grants awarded as compensation:

Issued by the Company	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2012	-	-
Granted	3,750	$5.48
Vested	(3,750)	$5.48
Unvested, June 30, 2013	-	-
Granted	86,899	$10.68
Vested	(43,448)	$10.68
Unvested, December 31, 2013	43,451	$10.68

OPTIONS

During the quarter ended September 30, 2013, the Company granted 47,500 options to four employees with an exercise price of $8 per share and an expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $106,486 in compensation expense for these options in the accompanying condensed consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

•	Risk-free interest rate - 0.05%
•	Expected life - 3 months
•	Expected volatility - 45.99%
•	Expected dividend - 0%

During the quarter ended September 30, 2013, the Company granted 5,000 options to one employee with an exercise price of $6.10 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $18,551 in compensation expense for these options in the accompanying condensed consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

•	Risk-free interest rate – 0.02%
•	Expected life – 1 month
•	Expected volatility – 23.13%
•	Expected dividend – 0%

During the quarter ended December 31, 2013, the Company granted 21,428 options to two employees with an exercise price of $7 per share and an expiration date of 1 month, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $33,214 in compensation expense for these options in the accompanying condensed consolidated financial statements. The Black-Scholes option pricing model used the following assumptions:

•	Risk-free interest rate – 0.01%
•	Expected life – 1 month
•	Expected volatility – 17.5%
•	Expected dividend – 0%

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

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

The following table presents a summary of identifiable assets as of December 31, 2013 and June 30, 2013:

	As of December 31, 2013	As of June 30, 2013
Identifiable assets:
Corporate headquarters	$13,590,253	$14,450,760
North America	3,665,960	2,997,145
Europe	4,669,758	5,366,611
Asia - Pacific	80,143,292	79,889,599
Consolidated	$102,069,263	$102,704,115

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Revenues from unaffiliated customers:
North America	$1,011,605	$953,914	$2,229,617	$2,667,104
Europe	1,559,880	2,413,328	2,768,382	3,919,329
Asia - Pacific	6,136,517	8,440,427	12,767,139	16,293,136
Consolidated	$8,708,002	$11,807,669	$17,765,138	$22,879,569

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,270,154)	$(337,502)	$(2,420,062)	$(1,841,321)
North America	(122,256)	(280,263)	(161,996)	(514,199)
Europe	(297,595)	690,162	(851,313)	655,192
Asia - Pacific	(250,808)	3,616,086	1,029,610	6,650,215
Consolidated	$(1,940,813)	$3,688,483	$(2,403,761)	$4,949,887

The following table presents a summary of Capital expenditure for six months ended December 31:

	For the Six Months Ended December 31,
	2013	2012
Capital expenditures:
Corporate headquarters	$4,531	$2,157
North America	16,386	41,520
Europe	90,423	13,369
Asia - Pacific	5,948,256	3,480,872
Consolidated	$6,059,596	$3,537,918

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STTEMENTS
(UNAUDITED)

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at December 31, 2013

NetSol PK	36.17%	$14,365,652
NetSol-Innovation	49.90%	1,654,267
VLS	49.00%	317,090
Vroozi	9.09%	(21,526)
Total		$16,315,483

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2013

NetSol PK	34.81%	$15,593,585
NetSol-Innovation	49.90%	1,161,649
VLS	49.00%	481,121
Vroozi	9.09%	34,908
Total		$17,271,263

NETSOL TECHNOLOGIES, LIMITED

During the six months ended December 31, 2013, Netsol PK had the following equity transactions:

•	Paid a cash dividend of $743,363.

•	Declared a 10% stock dividend.

•	Issued 1,835,500 shares of common stock and received cash of $269,667 pursuant to employees exercising stock options.

In addition, during the six months ended December 31, 2013, the Company purchased 42,500 shares of Netsol PK's common stock from the open market for $17,667.

Item 2.  Management’s Discussion and Analysis of Plan of Operation

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

NetSol Technologies, Inc. (NasdaqCM: NTWK) (NasdaqDubai: NTWK) is a worldwide provider of IT and enterprise application solutions. NetSol Technologies, Inc. executes its mission of focusing technology on the operational needs of its clients. NetSol’s services and solutions enable businesses to streamline their operations and compete more effectively.

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

Information technology services are valuable only if they fulfill the business strategy and project objectives set forth by the customer. NetSol’s expert consultants have the technical knowledge and business experience to ensure the optimization of the development process in alignment with basic business principles.  The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers’ strategic objectives. Its service offerings include IT consulting and services; business intelligence, information security, independent system review, outsourcing services and software process improvement consulting; maintenance and support of existing systems; and, project management.

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

On October 24, NetSol announced the introduction and global release of NFS Ascent™, the company’s next generation platform, offering the most technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent™’s architecture and user interfaces were designed based on the company’s collective experience with global Fortune 500 companies over the past 30 years.  The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy dependent information technology into a state-of-the-art IT and business process environment.  At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion dollar lease portfolios under various types of generally accepted accounting principles (GAAP), as well as international financial reporting standards (IFRS).  NFS Ascent™, with its distributed and clustered deployment across parallel application and high volume data servers, enables finance companies to process voluminous data in a hyper speed environment.

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to dramatically improve in various areas like scalability, performance, fault tolerance and security to name a few. We are excited about the transition from R1 to NFS Ascent™ for the following reasons:

•	Improvement in overall productivity throughout the delivery organization:

o
The new architecture and design of the system allows the delivery team to deliver more with less i.e. deliver more projects in a given financial year thereby increasing the revenue generation capacity of our organization.

o
The modules like Business Process Manager, Workflow Engine and Business Rule Engine will provide flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting for customization.

o
The powerful NFS Ascent™ platform and the SOA architecture allow us to develop Portals and Mobile applications rather quickly by utilizing our existing services. Integration with other systems will also be very easy and quick as we can expose our services to the external world for consumption.

o
The n-tier architecture allows us to better distribute the tasks among various team members and because of the lose coupling between various modules and layers, the risk of regression in other parts of the system as a result of changes made in one part of the system is reduced tremendously.

•	Improvement in talent acquisition and retention:

o
Because NFS Ascent™ has been developed using the latest technologies and tools available in the market, it is helping us in attracting the top engineers and keeping them motivated compared to when we had to hire people for older technologies.

•	Better customer satisfaction:

o	As a result of the powerful NFS Ascent™ platform and improvement in the talent acquisition and retention, the quality of our deliverables has increased.

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the six months ended December 31, 2013.  It should be read together with our condensed consolidated financial statements and related notes included herein.

A few of NetSol’s major successes achieved in the first six months of fiscal year 2014 were:

•
Implementation of NetSol's mPOS (mobile point of sale) solution by a global luxury car manufacturer across its dealer network in China. Subsequent implementations in other markets are also being planned as per the agreement between NetSol and the customer.

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

A focus of the marketing plan centers around the Global Launch of NFS Ascent™, the next generation of NFS that the company has been developing for nearly four years. Announced on October 24, 2013, NetSol has commenced a soft, regional launch with selected customers in APAC to test the readiness for the global markets.  A formal launch of the global marketing plan is expected for all of our key markets of North America, Europe and APAC.

This plan is designed to:

•	Achieve double digit revenue growth for the next 5 years
•	Achieve 50% to 55% gross margins in 2015 and maintain 60% or better for the next three years
•	Ramp up license revenues for NFS Ascent™

The plan contemplates the following enhanced activities and initiatives to accomplish these goals:

•	Grow delivery and sales capacity in APAC and the USA from approximately 600 NFS™ domain experts to over 1,000 within 18 months.
•
Continue to build the delivery capacity.  NetSol has hired over 250 new personnel in the first half of 2014 so as to train and develop them to meet the long term growth outlook. This activity will continue until an optimum level of 1,000 NFS domain experts is achieved. Currently we have 670 employees dedicated solely to NFS Ascent™.

•	Continue to advance infrastructure and systems in Lahore and Bangkok.
•	Strengthen the NetSol brand in the Americas and penetration in APAC markets such as China, Europe, Thailand, Indonesia, Australia and South Africa.
•	Hire and retain the best available talent to develop the next line of managers for our growing demand.
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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	Improving sales trends in US auto and banking sectors.

•	Miliken Institute projects global economic growth in excess of 3% globally, 8% GDP growth for China, 2% GDP growth for the US over the next two years.

•	Much improved economic environment in the UK and major European economies.

•	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, Mexico, Australia, and some African nations.

•	Global Launch of NetSol Ascent™.

•
Continued robustness of China’s automobile and banking sectors. China’s passenger vehicle sales rose 49% in December 2012, while China’s total vehicle sales, including trucks and buses, are projected to accelerate this year and surpass 20 million for the first time according to Bloomberg News, February 7, 2013.

•	Growing interest in Japan for IT services and NFS™ applications within banking, equipment finance and general leasing industries.

•	The dependency of our blue chip clients on NetSol solutions has further deepened; creating new enhancements, new modules, and services orders in the US.

Negative trends:

•	Geopolitical unrest in the Middle East and in regions of Pakistan and Afghanistan.

•	Continued strains in US-Pakistan relations despite efforts of newly elected government, security issues continue in Pakistan, causing concern for western customers, investors and media.

•	The delays of CBRC licenses at least for another year in China.

•	Emergence of smaller players offering IT solutions in China resulting in greater price competition.

•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems, squeezing IT budgets and extending decision making cycles.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2013 as compared to the Quarter Ended December 31, 2012

Net revenues for the quarter ended December 31, 2013 and 2012 are broken out among the subsidiaries as follows:

	2013		2012
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTA	857,904	9.85%	778,674	6.59%
Vroozi	153,701	1.77%	175,240	1.48%
	1,011,605	11.62%	953,914	8.08%

Europe:
NTE	1,128,283	12.96%	1,997,745	16.92%
VLS	431,597	4.96%	415,583	3.52%
	1,559,880	17.91%	2,413,328	20.44%
Asia-Pacific:
NetSol PK	3,103,597	35.64%	5,692,858	48.21%
Netsol-Innovation	1,256,899	14.43%	906,344	7.68%
Connect	192,822	2.21%	198,265	1.68%
Abraxas	339,763	3.90%	238,359	2.02%
NTPK Thailand	300,901	3.46%	1,330,194	11.27%
NetSol Beijing	942,535	10.82%	74,407	0.63%
	6,136,517	70.47%	8,440,427	71.48%

Total	$8,708,002	100.00%	$11,807,669	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended December 31, 2013 and 2012 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2013	%	2012	%
Net Revenues:
License fees	$455,616	5.23%	$3,505,847	29.69%
Maintenance fees	2,867,195	32.93%	2,664,813	22.57%
Services	5,385,191	61.84%	5,637,009	47.74%
Total net revenues	8,708,002	100.00%	11,807,669	100.00%

Cost of revenues:
Salaries and consultants	3,247,811	37.30%	2,916,378	24.70%
Travel	349,318	4.01%	386,194	3.27%
Repairs and maintenance	147,464	1.69%	123,722	1.05%
Insurance	40,642	0.47%	41,007	0.35%
Depreciation and amortization	1,240,715	14.25%	1,024,007	8.67%
Other	886,799	10.18%	557,693	4.72%
Research and development cost	55,114	0.63%	33,239	0.28%
Total cost of revenues	5,967,863	68.53%	5,082,240	43.04%
Gross profit	2,740,139	31.47%	6,725,429	56.96%
Operating expenses:
Selling and marketing	908,125	10.43%	931,210	7.89%
Depreciation and amortization	430,947	4.95%	333,435	2.82%
Salaries and wages	1,458,343	16.75%	1,192,787	10.10%
General and adminstrative	1,546,266	17.76%	1,348,349	11.42%
Total operating expenses	4,343,681	49.88%	3,805,781	32.23%

Income (loss) from operations	(1,603,542)	-18.41%	2,919,648	24.73%
Other income and (expenses)
Gain (loss) on sale of assets	(175,237)	-2.01%	(275)	0.00%
Interest expense	(45,036)	-0.52%	(179,932)	-1.52%
Interest income	39,931	0.46%	31,617	0.27%
Gain on foreign currency exchange transactions	96,039	1.10%	504,738	4.27%
Share of net income (loss) from equity investment	(175,840)	-2.02%	484,487	4.10%
Amortization of financing costs	-	0.00%	(74,384)	-0.63%
Other income (expense)	(47,858)	-0.55%	36	0.00%
Total other income (expenses)	(308,001)	-3.54%	766,287	6.49%
Net income (loss) before income taxes	(1,911,543)	-21.95%	3,685,935	31.22%
Income tax benefit (provision)	(29,270)	-0.34%	2,548	0.02%
Net income (loss) after tax	(1,940,813)	-22.29%	3,688,483	31.24%
Non-controlling interest	313,905	3.60%	(1,465,500)	-12.41%
Net income (loss) attributable to NetSol	(1,626,908)	-18.68%	2,222,983	18.83%

Net revenues for the quarter ended December 31, 2013 were $8,708,002, as compared to $11,807,669 for the quarter ended December 31, 2012.  This reflects a decrease of $3,099,667, or 26.25% in the current quarter as compared to the corresponding quarter last year. Year over year, revenue from license income decreased by $3,050,231. The company has recently launched its next generation platform “NFS Ascent™” and some of the deals in pipeline for the legacy product have been delayed as the customers are now looking for the next generation. Revenue from the license sales of our legacy product “NetSol Financial SuiteTM as well as services associated with the new sales have been impacted in the current quarter. Management is expecting sales of the legacy product to remain under pressure for at least two to three quarters until the time that we begin recognizing revenues for NFS Ascent™. Services revenue, which also includes consulting and implementation, decreased to $5,385,191, as compared to $5,637,009 last year. Maintenance fees increased by $202,382, to $2,867,195 in the current quarter, as compared to $2,664,813 in the comparable period. The increase in maintenance fees is due to re-negotiation of rates with some of the customers.

The gross profit was $2,740,139, in the quarter ending December 31, 2013 as compared with $6,725,429 for the same quarter of the previous year. This is a decrease of 56.96% or $3,985,290. The gross profit percentage for the quarter also decreased to 31.47% from 56.96% in the quarter ended December 31, 2012 mainly due to reduction in total revenues. The cost of sales was $5,967,863 in the current quarter compared to $5,082,240 in the comparable quarter of fiscal 2013. As a percentage of sales it increased from 43.04% for the quarter ended December 31, 2012 to 68.53% in the current quarter. Salaries and consultant fees increased by $331,433; from $2,916,378, in the prior comparable quarter, to $3,247,811. As a percentage of sales, it increased from 24.70% in the prior comparable quarter to 37.30% in the current quarter. Depreciation and amortization expense increased to $1,240,715 compared to $1,024,007 in the corresponding quarter last year or an increase of $216,708.

Operating expenses were $4,343,681 for the quarter ending December 31, 2013 as compared to $3,805,781, for the corresponding period last year or an increase of 14.13% or $537,900. As a percentage of sales, it increased from 32.23% to 49.88%. Depreciation and amortization expense amounted to $430,947 and $333,435 for the quarter ended December 31, 2013 and 2012, respectively. Combined salaries and wage costs were $1,458,343 and $1,192,787 for the comparable periods, respectively. As a percentage of sales, these costs increased from 10.10% to 16.75%. The combined salaries and wages also include non-cash expense on exercise of options. General and administrative expenses were $1,546,266 and $1,348,349 for the quarters ended December 31, 2013 and 2012, respectively, an increase of $197,917 or 14.68%.  As a percentage of sales, these expenses were 17.76% in the current quarter compared to 11.42% in the comparable quarter.

Selling and marketing expenses were $908,125 and $931,210, in the quarter ended December 31, 2013 and 2012, respectively. We are marketing our products in different geographies of the world and have hired more professional resources for business development. Also the aggressive marketing of smartOCI® and other Vroozi® products in North America and Europe has increased the sales and marketing expenses.

Loss from operations was $1,603,542, compared to income of $2,919,648, for the quarters ended December 31, 2013 and 2012, respectively. This represents a decrease of $4,523,190 for the quarter compared with the comparable period in the prior year. As a percentage of sales, net loss from operations was 18.41% in the current quarter compared to income of 24.73% in the prior period.

Net loss was $1,626,908, compared to income of $2,222,983, for the quarters ended December 31, 2013 and 2012, respectively.  This is a decrease of $3,849,891 compared to the prior year.  Included in this loss is foreign currency exchange gain of $96,039 compared to $504,738 in the same reporting period last year, mainly due to appreciation of the USD, Euro and Pound in the prior period against the Pakistan Rupee. Also included in the net loss is the share of net loss of $175,840 from an associated company as compared to net income of $484,487 in the corresponding period. The current fiscal quarter amount includes a net addition of $313,905, compared to net reduction of $1,465,500 in the prior period, for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 36.17% non-controlling interest in NetSol PK, 49% non-controlling interest in VLS and 9.09% non-controlling interest in Vroozi®. Interest expense was $45,036 in the current quarter as compared to $179,932 in the comparable period. The reduction in interest expense is due to conversion of all the convertible notes into equity. Net loss per share, basic and diluted, was $0.18 as compared to net income $0.28 for the quarters ended December 31, 2013 and 2012, respectively.

The net EBITDA income was $79,129 compared to $3,726,192 for the quarters ended December 31, 2013 and 2012, after amortization and depreciation charges of $1,671,662 and $1,357,442, income taxes of $29,270 and $(2,548), interest expense of $45,036 and $179,932, and interest income of $39,931 and $31,617 respectively.  The EBITDA earning per share, basic and diluted was $0.01 for the quarter ended December 31, 2013 as compared to $0.47 for the quarter ended December 31, 2012.  As a percentage of revenues, EBITDA was 1.46% compared to 31.56% for the quarters ended December 31, 2013 and 2012, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of our historical operating results nor is it intended to be predictive of potential future results.

Six Month Period Ended December 31, 2013 as compared to the Six Month Period Ended December 31, 2012:

Net revenues for the six months ended December 31, 2013 and 2012 are broken out among the subsidiaries as follows:

	2013		2012
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTA	1,939,522	10.92%	2,058,395	9.00%
Vroozi	290,095	1.63%	608,709	2.66%
	2,229,617	12.55%	2,667,104	11.66%

Europe:
NTE	1,905,796	10.73%	3,115,660	13.62%
VLS	862,586	4.86%	803,669	3.51%
	2,768,382	15.58%	3,919,329	17.13%
Asia-Pacific:
NetSol PK	7,890,744	44.42%	9,485,860	41.46%
Netsol-Innovation	2,224,442	12.52%	1,710,853	7.48%
Connect	389,202	2.19%	367,508	1.61%
Abraxas	410,034	2.31%	990,248	4.33%
NTPK Thailand	688,368	3.87%	3,664,260	16.02%
NetSol Beijing	1,164,349	6.55%	74,407	0.33%
	12,767,139	71.87%	16,293,136	71.21%

Total	$17,765,138	100.00%	$22,879,569	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2013 and 2012 as a percentage of revenues:

	For the Six Months
	Ended December 31,
	2013	%	2012	%
Net Revenues:
License fees	$2,708,183	15.24%	$6,747,348	29.49%
Maintenance fees	5,247,604	29.54%	4,710,519	20.59%
Services	9,809,351	55.22%	11,421,702	49.92%
Total net revenues	17,765,138	100.00%	22,879,569	100.00%

Cost of revenues:
Salaries and consultants	6,647,642	37.42%	6,276,243	27.43%
Travel	746,102	4.20%	711,488	3.11%
Repairs and maintenance	323,285	1.82%	251,719	1.10%
Insurance	80,196	0.45%	78,726	0.34%
Depreciation and amortization	2,287,384	12.88%	1,982,158	8.66%
Other	1,429,041	8.04%	1,478,671	6.46%
Research and development cost	113,802	0.64%	59,922	0.26%
Total cost of revenues	11,627,452	65.45%	10,838,927	47.37%
Gross profit	6,137,686	34.55%	12,040,642	52.63%
Operating expenses:
Selling and marketing	1,979,537	11.14%	1,694,173	7.40%
Depreciation and amortization	857,564	4.83%	675,436	2.95%
Salaries and wages	2,899,475	16.32%	2,346,660	10.26%
General and adminstrative	3,527,604	19.86%	2,902,779	12.69%
Total operating expenses	9,264,180	52.15%	7,619,048	33.30%

Income (loss) from operations	(3,126,494)	-17.60%	4,421,594	19.33%
Other income and (expenses)
Gain (loss) on sale of assets	(189,032)	-1.06%	14,021	0.06%
Interest expense	(114,253)	-0.64%	(472,321)	-2.06%
Interest income	72,785	0.41%	55,784	0.24%
Gain on foreign currency exchange transactions	1,207,462	6.80%	899,894	3.93%
Share of net income (loss) from equity investment	(166,648)	-0.94%	484,487	2.12%
Amortization of financing costs	-	0.00%	(442,128)	-1.93%
Other income (expense)	(47,180)	-0.27%	4	0.00%
Total other income (expenses)	763,134	4.30%	539,741	2.36%
Net income (loss) before income taxes	(2,363,360)	-13.30%	4,961,335	21.68%
Income tax benefit (provision)	(40,401)	-0.23%	(11,448)	-0.05%
Net income (loss) after tax	(2,403,761)	-13.53%	4,949,887	21.63%
Non-controlling interest	(320,262)	-1.80%	(1,797,779)	-7.86%
Net income (loss) attributable to NetSol	(2,724,023)	-15.33%	3,152,108	13.78%

Net revenues for the six months ended December 31, 2013 were $17,765,138, as compared to $22,879,569 for the six months ended December 31, 2012.  This reflects a decrease of $5,114,431, or 22.35% in the current six months as compared to the corresponding six months last year. Year over year, revenue from license income decreased by $4,039,165. The company has recently launched its next generation platform “NFS Ascent™” and some of the deals in pipeline for the legacy product have been delayed as the customers are now looking for the next generation. Revenue from the license sales of our legacy product “NetSol Financial SuiteTM as well as services associated with the new sales have been impacted in the current quarter. Management is expecting sales of the legacy product to remain under pressure for at least two to three quarters until the time that we begin recognizing revenues for NFS Ascent™. Services revenue, which also includes consulting and implementation, decreased to $9,809,351, as compared to $11,421,702 last year. Maintenance fees increased by $537,085, to $5,247,604 in the current period, as compared to $4,710,519 in the comparable period.

The gross profit was $6,137,686 in the six months ending December 31, 2013 as compared with $12,040,642 for the same period of the previous year or a decrease of 49.03%. The gross profit percentage for the six months decreased to 34.55% from 52.63% in the six months ended December 31, 2012.  The cost of sales was $11,627,452 in the current period compared to $10,838,927 in the comparable period of fiscal 2013. As a percentage of sales, it increased from 47.37% for the six months ended December 31, 2012 to 65.45% in the current period. Salaries and consultant fees increased, by $371,399, from $6,276,243 in the prior comparable period, to $6,647,642. As a percentage of sales, it increased from 27.43% in the prior comparable period to 37.42% in the current period.  The increase in salaries is due to hiring of new technical employees at key locations including Pakistan, Thailand, China and North America. Depreciation and amortization expense also increased to $2,287,384 compared to $1,982,158 in the corresponding half year or an increase of $305,226. The Company has certain intangible assets under development and as soon as an asset is ready for market, its amortization is started, hence this increase.

Operating expenses were $9,264,180 for the six months ending December 31, 2013 as compared to $7,619,048, for the corresponding period last year or an increase of 21.59% or $1,645,132. As a percentage of sales, it increased from 33.3% to 52.15%. Depreciation and amortization expense amounted to $857,564 and $675,436 for the six months ended December 31, 2013 and 2012, respectively. Combined salaries and wage costs were $2,899,475 and $2,346,660 for the comparable periods, respectively. As a percentage of sales, these costs increased from 10.26% to 16.32%.  General and administrative expenses were $3,527,604 and $2,902,779 for the six months ended December 31, 2013 and 2012, respectively, an increase of $624,825 or 21.53%. As a percentage of sales, these expenses were 19.86% in the current period compared to 12.69% in the comparable period.

Selling and marketing expenses were $1,979,537 and $1,694,173 in the six months ended December 31, 2013 and 2012, respectively.

Loss from operations was $3,126,494 compared to income of $4,421,594 for the six months ended December 31, 2013 and 2012, respectively. This represents a decrease of $7,548,088 for the six months compared with the comparable period in the prior year.  As a percentage of sales, net loss from operations was 17.60% in the current period compared to net income 19.33% in the prior period.

Net loss was $2,724,023 compared to net income of $3,152,108 for the six months ended December 31, 2013 and 2012, respectively.  This is a decrease of $5,876,131 compared to the prior year.  Included in this loss is foreign currency exchange gain of $1,207,462 compared to $899,894 in the comparable period last year, due to appreciation of the US Dollar in the current half year period against the Pakistan Rupee. Also included in the net loss is the share of net loss of $166,648 from an associated company as compared to net income of $484,487 in the corresponding period. The current fiscal period amount includes a net reduction of $320,262 compared to $1,797,779 in the prior period for the 49.9% non-controlling interest in NetSol Innovation owned by other parties, the 36.17% non-controlling interest in NetSol PK, 49% non-controlling interest in VLS and 9.09% non-controlling interest in Vroozi®. Interest expense was $114,253 in the current six months as compared to $472,321 in the comparable period. The reduction in interest expense is due to conversion of all the convertible notes into equity. Net loss per share, basic and diluted, was $0.30 as compared to income per share basic $0.41 and diluted $0.40 for the periods ended December 31, 2013 and 2012.

The net EBITDA income was $502,794 compared to $6,237,687 for the periods ended December 31, 2013 and 2012, after amortization and depreciation charges of $3,144,948 and $2,657,594, income taxes of $40,401 and $11,448, interest expense of $114,253 and $472,321 and interest income of $72,785 and $55,784 respectively.  The EBITDA earning per share, basic and diluted was $0.06 and $0.80 for the period ended December 31, 2013 and 2012 respectively.  As a percentage of revenues EBITDA was 3.10% compared to 27.26% for the periods ended December 31, 2013 and 2012, respectively.  Although the net EBITDA income is a non-GAAP measure of performance, we are providing it because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.  It should not be considered as an alternative to net income, operating income or any other financial measures calculated and presented, nor as an alternative to cash flow from operating activities as a measure of our liquidity.  It may not be indicative of the Company’s historical operating results nor is it intended to be predictive of potential future results.

LIQUIDITY AND CAPITAL RESOURCES

We note that our cash position was $ 11,581,042 at December 31, 2013, compared to $7,874,318 at June 30, 2013.

Net cash provided by operating activities amounted to $12,663,194 for the six months ended December 31, 2013, as compared to $9,428,545 for the comparable period last fiscal year. At December 31, 2013, we had current assets of $39,283,103 and current liabilities of $16,046,467. We had accounts receivable of $16,684,683 and revenues in excess of billings of $6,271,254. Our revenues in excess of billings will be reclassified to accounts receivable pursuant to billing requirements detailed in each contract.  Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,411,478 and $5,535,157, respectively at December 31, 2013.

Net cash used by investing activities amounted to $8,311,690 for the six months ended December 31, 2013, as compared to $6,232,726 for the comparable period last fiscal year. We had net purchases of property and equipment of $6,059,596 compared to $3,537,918 for the comparable period last fiscal year. The increase in intangible assets which represents amounts capitalized for the development of new products was $2,312,919 for the six months ended December 31, 2013 and $2,132,595 for the comparable period.

Net cash provided by financing activities amounted to $439,943 compared to net cash used of $316,179 for the six months ended December 31, 2013, and 2012, respectively. The six months ended December 31, 2013 included the cash inflow of $560,500 from the exercising of stock options and warrants compared to $612,650 in the six months ended December 31, 2012. In the current fiscal period, we had net payments on account of bank loans and capital leases of $781,756 as compared to $723,936 in the comparable period last year. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates the detail of which is given in Note No. 13 of the annexed financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $2.5 to $3.5 million for US, Europe and UAE, new business development activities and infrastructure enhancements.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2013. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of December 31, 2013, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that some of its accounting staff does not have necessary technical accounting training relating to accounting for complex U.S. GAAP matters.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

On September 9, 2013, the Company appointed Roger Almond, C.P.A. to act as Chief Financial Officer of NetSol.  Management believes that Mr. Almond’s appointment as CFO results in the requisite technical accounting knowledge and training relating to accounting for complex U.S. GAAP matters.  Management believes that Mr. Almond’s appointment and oversight of the accounting staff will result in the removal of the material weakness in subsequent quarters.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the second quarter of fiscal year 2014, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item 1A.  Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2013, the Company issued 20,000 shares to employees as part of their compensation for services rendered for the quarter ended September 30, 2013.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

In October 2013, the Company issued  1,724 shares to its independent directors as part of their compensation for services rendered for the quarter ended September 30, 2013.

In October 2013, an employee was issued 27,000 as payment in full of a promissory note by and between the employee.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

In November, 2013, an employee was issued 2,500 shares as part of his compensation for services rendered.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

The U.S. Securities and Exchange Commission notified the Company that it is conducting an investigation and requested the voluntary production of certain documents related to Salim Ghauri, a member of the Company’s Board of Directors and an officer of the Company’s majority-owned subsidiary NetSol Technologies, Ltd., and the Company’s policies covering reporting obligations and disclosure of securities holdings under Section 16 of the Securities Exchange Act of 1934.  The Company promptly engaged outside counsel to conduct an internal investigation of the potential issues and to respond to the SEC.  The Company is fully cooperating with the SEC’s investigation.  On February 13, 2014, Salim Ghauri authorized the filing of a Form 4 that sets forth certain previously unreported securities transactions by him in the Company’s stock during the period of May 10, 2011 to July 12, 2013, which had not been previously disclosed to the Company.  Pursuant to a settlement agreement between the Company and Salim Ghauri dated February 12, 2014, he has paid to the Company the short swing profits recoverable under Section 16(b) of the Act in the amount of $33,197, which includes interest.

In connection with the investigation, we evaluated the filing requirements for all reporting persons.  In that context, we determined that at various points in time prior to May 2013, Najeeb, Naeem and Salim Ghauri should have filed Schedules 13D as their beneficial holdings in the Company stock reached or exceeded 5%.  While Schedules 13D were not filed, the percentages of their beneficial ownership were disclosed to the investing public as part of the Company’s timely-made Form 10-K and proxy statement filings.  Currently, the beneficial ownership by each of them is below 5% so no Schedule 13D filing is currently required.

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

NETSOL TECHNOLOGIES, INC.

Date: February 14, 2014	/s/ Najeeb Ghauri
NAJEEB GHAURI
Chief Executive Officer

Date: February 14, 2014	/s/Roger Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer