Form 10-Q
period 2014-03-31
NETSOL TECHNOLOGIES INC
filed 2014-05-14
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The issuer had 9,150,889 shares of its $.01 par value Common Stock and no shares of Preferred Stock issued and outstanding as of May 9, 2014.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	As of March 31, 2014	As of June 30, 2013
Current assets:
Cash and cash equivalents	$12,383,695	$7,874,318
Restricted cash	2,495,354	1,875,237
Accounts receivable, net	12,967,350	14,684,212
Revenues in excess of billings	4,519,754	15,367,198
Other current assets	3,017,570	2,273,314
Total current assets	35,383,723	42,074,279
Investment under equity method	175,151	545,483
Property and equipment, net	27,625,986	20,978,369
Intangible assets, net	30,850,059	29,452,654
Goodwill	9,653,330	9,653,330
Total assets	$103,688,249	$102,704,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,250,138	$4,027,147
Current portion of loans and obligations under capitalized leases	5,855,371	5,308,626
Unearned revenues	3,607,582	2,446,018
Common stock to be issued	342,898	88,325
Total current liabilities	15,055,989	11,870,116
Long term loans and obligations under capitalized leases; less current maturities	1,837,583	1,412,212
Total liabilities	16,893,572	13,282,328
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 15,000,000 shares authorized; 9,124,164 and 8,929,523 issued and outstanding as of March 31, 2014 and June 30, 2013	91,242	89,295
Additional paid-in-capital	115,786,958	114,292,510
Treasury stock	(415,425)	(415,425)
Accumulated deficit	(27,845,083)	(23,821,256)
Stock subscription receivable	(2,280,488)	(2,280,488)
Other comprehensive loss	(14,915,572)	(15,714,112)
Total NetSol stockholders' equity	70,421,632	72,150,524
Non-controlling interest	16,373,045	17,271,263
Total stockholders' equity	86,794,677	89,421,787
Total liabilities and stockholders' equity	$103,688,249	$102,704,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Net Revenues:
License fees	$2,118,015	$4,790,015	$4,826,198	$11,537,363
Maintenance fees	2,556,017	2,488,774	7,803,621	7,199,293
Services	4,689,019	5,327,826	14,208,275	16,140,819
Total net revenues	9,363,051	12,606,615	26,838,094	34,877,475

Cost of revenues:
Salaries and consultants	4,106,150	2,954,192	10,526,701	8,156,677
Travel	354,554	487,870	1,090,809	1,191,174
Repairs and maintenance	256,629	88,264	570,712	330,998
Depreciation and amortization	1,471,126	912,669	3,517,804	2,654,289
Other	728,446	1,220,075	2,109,372	2,618,996
Research and development cost	65,060	45,770	178,862	105,692
Total cost of revenues	6,981,965	5,708,840	17,994,260	15,057,826

Gross profit	2,381,086	6,897,775	8,843,834	19,819,649

Operating expenses:
Selling and marketing	1,083,753	728,873	3,032,675	2,350,275
Depreciation and amortization	493,814	437,700	1,351,378	1,113,136
Salaries and wages	1,414,356	1,375,930	4,313,831	3,722,590
General and administrative	2,070,542	1,213,232	5,575,498	4,069,396
Total operating expenses	5,062,465	3,755,735	14,273,382	11,255,397

Income (loss) from operations	(2,681,379)	3,142,040	(5,429,548)	8,564,252

Other income and (expenses)
Gain (loss) on sale of assets	(995)	15,097	(190,027)	29,118
Interest expense	(8,275)	(115,556)	(170,230)	(587,877)
Interest income	114,141	86,018	186,926	141,802
Gain (loss) on foreign currency exchange transactions	(908,192)	97,831	299,270	997,725
Share of net income (loss) from equity investment	(203,684)	(16,392)	(370,332)	468,095
Amortization of financing costs	-	(173,266)	-	(615,394)
Other income (expense)	(5,006)	20	(4,341)	52
Total other income (expenses)	(1,012,011)	(106,248)	(248,734)	433,521

Net income (loss) before income taxes	(3,693,390)	3,035,792	(5,678,282)	8,997,773
Income tax benefit (provision)	(98,920)	(10,579)	(139,321)	(22,027)
Net income (loss) from continuing operations	(3,792,310)	3,025,213	(5,817,603)	8,975,746
Income (loss) from discontinued operations net of gain on disposal	1,480,786	(493,994)	1,158,752	(1,494,640)
Net income (loss)	(2,311,524)	2,531,219	(4,658,851)	7,481,106
Non-controlling interest	1,011,720	(968,384)	635,024	(2,766,163)
Net income (loss) attributable to NetSol	$(1,299,804)	$1,562,835	$(4,023,827)	$4,714,943

Amount attributable to NetSol common shareholders:
Income (loss) from continuing operations	$(2,780,590)	$2,056,829	$(5,182,579)	$6,209,583
Income (loss) from discontinued operations	1,480,786	(493,994)	1,158,752	(1,494,640)
Net income (loss)	$(1,299,804)	$1,562,835	$(4,023,827)	$4,714,943

Net income (loss) per share:
Net income (loss) per share from continuing operations:
Basic	$(0.31)	$0.25	$(0.57)	$0.78
Diluted	$(0.31)	$0.24	$(0.57)	$0.77

Net income (loss) per share from discontinued operations:
Basic	$0.16	$(0.06)	$0.13	$(0.19)
Diluted	$0.16	$(0.06)	$0.13	$(0.19)

Net income (loss) per common share
Basic	$(0.14)	$0.19	$(0.45)	$0.59
Diluted	$(0.14)	$0.19	$(0.45)	$0.59

Weighted average number of shares outstanding
Basic	9,092,834	8,344,408	9,034,532	7,961,843
Diluted	9,092,834	8,408,426	9,034,532	8,025,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013

Net Income (loss)	$(1,299,804)	$1,562,835	$(4,023,827)	$4,714,943
Other comprehensive income (loss):
Translation adjustment	5,026,610	(1,302,180)	1,183,585	(3,465,191)
Comprehensive income (loss)	3,726,806	260,655	(2,840,242)	1,249,752
Comprehensive income (loss) attributable to non-controlling interest	1,646,559	(453,263)	385,045	(1,084,915)
Comprehensive income (loss) attributable to NetSol	$2,080,247	$713,918	$(3,225,287)	$2,334,667

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(4,658,851)	$7,481,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,869,182	4,128,317
Provision for bad debts	247,530	54,444
Share of net loss (income) from investment under equity method	370,332	(468,095)
(Gain) loss on sale of assets	190,027	(29,118)
(Gain) loss on sale of subsidiary	(1,870,871)	-
Stock issued for interest on notes payable	-	211,111
Stock issued for services	817,417	38,790
Fair market value of warrants and stock options granted	189,937	455,926
Amortization of financing costs	-	615,394
Changes in operating assets and liabilities:
Accounts receivable	2,393,876	(4,649,531)
Revenue in excess of billing	10,568,918	98,323
Other current assets	144,372	(228,434)
Accounts payable and accrued expenses	2,064,982	2,032,318
Net cash provided by operating activities	15,326,851	9,740,551

Cash flows from investing activities:
Purchases of property and equipment	(9,583,663)	(6,751,002)
Sales of property and equipment	61,080	138,385
Sale of subsidiary	1,810,700	-
Purchase of non-controlling interest in subsidiaries	(17,852)	(799,349)
Increase in intangible assets	(3,158,083)	(3,495,938)
Net cash used in investing activities	(10,887,818)	(10,907,904)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	709,436	2,212,712
Payment to common shareholders for fractional shares	-	(194)
Proceeds from exercise of subsidiary options	376,811	90,589
Restricted cash	(620,117)	(1,925,344)
Dividend paid by subsidiary to non-controlling interest	(1,008,543)	-
Proceeds from bank loans	1,366,226	1,874,079
Payments on capital lease obligations and loans - net	(610,822)	(687,125)
Net cash provided by financing activities	212,991	1,564,717
Effect of exchange rate changes	(142,647)	(290,813)
Net increase in cash and cash equivalents	4,509,377	106,551
Cash and cash equivalents, beginning of the period	7,874,318	7,599,607
Cash and cash equivalents, end of period	$12,383,695	$7,706,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$220,928	$317,483
Taxes	$245,397	$23,700

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the payment of vendors	$210,060	$-
Stock issued for the conversion of convertible notes payable	$-	$3,600,000

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

The accompanying condensed consolidated financial statements include the accounts of NetSol Technologies, Inc. and subsidiaries (collectively, the “Company”) as follows:

Wholly-owned Subsidiaries
NetSol Technologies Americas, Inc. (“NTA”) formerly, NetSol Technologies North America, Inc. ("NTNA")
NetSol Connect (Private), Ltd. (“Connect")
NetSol-Abraxas Australia Pty Ltd. (“Abraxas”)
NetSol Technologies Europe Limited (“NTE”)
NetSol Technologies Limited (“NetSol UK”)
NTPK (Thailand) Co. Limited (“NTPK Thailand”)
NetSol Technologies (Beijing) Co. Ltd. ("NetSol Beijing")
NetSol Omni (Private) Ltd. (“Omni”)
NetSol Technologies (GmbH) (“NTG”)

Majority-owned Subsidiaries
NetSol Technologies, Ltd. (“NetSol PK”)
NetSol Innovation (Private) Limited (“NetSol Innovation”)
Vroozi, Inc. (“Vroozi”)
Virtual Lease Services Holdings Limited (“VLSH”)
Virtual Lease Services Limited (“VLS”)
Virtual Lease Services (Ireland) Limited ("VLSIL")

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

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

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

The components of basic and diluted earnings per share were as follows:

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended March 31, 2014			For the nine months ended March 31, 2014
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(1,299,804)	9,092,834	$(0.14)	$(4,023,827)	9,034,532	$(0.45)
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Diluted loss per share	$(1,299,804)	9,092,834	$(0.14)	$(4,023,827)	9,034,532	$(0.45)

	For the three months ended March 31, 2013			For the nine months ended March 31, 2013
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,562,835	8,344,408	$0.19	$4,714,943	7,961,843	$0.59
Effect of dilutive securities
Stock options	-	36,185	-	-	36,185	-
Warrants	-	27,833	-	-	27,833	-
Diluted income per share	$1,562,835	8,408,426	$0.19	$4,714,943	8,025,861	$0.59

As of March 31, 2014 and 2013, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	As of March 31,
	2014	2013

Stock Options	6,372	-
Warrants	3,571	-
Convertible Note	-	8,114
	9,943	8,114

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, NetSol UK, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht; Abraxas uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $14,915,572, and $15,714,112 as of March 31, 2014 and June 30, 2013, respectively. During the three and nine months ended March 31, 2014, comprehensive loss in the consolidated statements of operations included translation gains of $3,380,051, and $798,540, respectively. During the three and nine months ended March 31, 2013, comprehensive loss in the consolidated statements of operations included translation losses of $848,917 and $2,380,276, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable include $154,050 due from a related party as of March 31, 2014 and June 30, 2013.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2014	As of June 30, 2013

Prepaid Expenses	$770,812	$559,217
Advance Income Tax	804,966	887,893
Employee Advances	61,891	43,794
Security Deposits	203,957	189,382
Tender Money Receivable	80,194	106,398
Other Receivables	813,470	222,609
Other Assets	235,412	197,915
Due From Related Party (1)	46,868	66,106
Total	$3,017,570	$2,273,314

(1) Due from related party as of March 31, 2014 and June 30, 2013 is a receivable from Atheeb NetSol Saudi Company Limited.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of March 31, 2014	As of June 30, 2013

Office furniture and equipment	$2,478,953	$2,508,975
Computer equipment	24,328,362	19,987,480
Assets under capital leases	2,015,764	1,126,860
Building	6,241,603	2,391,550
Land	2,565,633	2,460,144
Capital work in progress	3,331,291	5,104,283
Autos	977,115	689,440
Improvements	419,175	513,044
Subtotal	42,357,896	34,781,776
Accumulated depreciation	(14,731,910)	(13,803,407)
Property and equipment, net	$27,625,986	$20,978,369

For the three and nine months ended March 31, 2014, depreciation expense totaled $1,325,978, and $3,439,885, respectively.  Of these amounts, $858,334, and $2,188,334, respectively, is reflected in cost of revenues. For the three and nine months ended March 31, 2013, depreciation expense totaled $1,015,352 and $2,545,008, respectively. Of these amounts, $619,886 and $1,559,798, respectively, are reflected in cost of revenues.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure necessary to meet the Company’s expected long term growth needs. Accumulated capitalized interest was $1,325,493, and $904,700 as of March 31, 2014 and June 30, 2013, respectively.

Following is a summary of fixed assets held under capital leases as of March 31, 2014 and June 30, 2013:

	As of March 31, 2014	As of June 30, 2013
Computer Equipment and Software	$844,899	$454,002
Furniture and Fixtures	280,361	951
Vehicles	890,504	671,907
Total	2,015,764	1,126,860
Less: Accumulated Depreciation	(489,693)	(350,048)
Net	$1,526,071	$776,812

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Product Licenses	Customer Lists	Technology	Total
Intangible assets - June 30, 2013 - cost	$44,837,558	$6,052,378	$242,702	$51,132,638
Additions	3,158,083	-	-	3,158,083
Disposal	(591,216)	-	-	(591,216)
Effect of translation adjustment	836,407	-	-	836,407
Accumulated amortization	(17,636,284)	(5,928,217)	(121,352)	(23,685,853)
Net balance - March 31, 2014	$30,604,548	$124,161	$121,350	$30,850,059

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 8 years. Amortization expense for the three and nine months ended March 31, 2014 was $612,792, and $1,329,470, respectively. Amortization expense for the three and nine months ended March 31, 2013 was $413,137 and $1,455,383, respectively.

(B) Customer Lists

Customer lists are being amortized based on a straight-line basis, which approximates the anticipated rate of attrition, which is currently a weighted average of approximately 5 years. Amortization expense for the three and nine months ended March 31, 2014 was $13,235, and $62,115, respectively. Amortization expense for the three and nine months ended March 31, 2013 was $17,442 and $78,224, respectively.

(C) Technology

Technology assets are being amortized on a straight-line basis over their respective lives, which is currently a weighted average of approximately 5 years. Amortization expense for the three and nine months ended March 31, 2014 was $12,935, and $37,712, respectively. Amortization expense for the three and nine months ended March 31, 2013 was $24,792 and $49,702, respectively.

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
March 31, 2015	$2,468,920
March 31, 2016	2,341,279
March 31, 2017	2,080,550
March 31, 2018	2,017,453
March 31, 2019	1,957,049
Thereafter	19,984,808
$30,850,059

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of March 31, 2014	As of June 30, 2013
Asia Pacific	$1,303,372	$1,303,372
Europe	3,685,858	3,685,858
USA	4,664,100	4,664,100
Total	$9,653,330	$9,653,330

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

Net book value at June 30, 2013	$545,483
Net loss applicable to NetSol	(370,332)
Net book value at March 31, 2014	$175,151

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2014	As of June 30, 2013

Accounts Payable	$1,869,260	$825,025
Accrued Liabilities	2,376,042	2,056,003
Accrued Payroll	27,791	25,529
Accrued Payroll Taxes	201,838	218,084
Interest Payable	78,164	71,872
Taxes Payable	593,817	727,408
Other Payable	103,226	103,226
Total	$5,250,138	$4,027,147

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – DEBTS

Notes payable and capital leases consisted of the following:

Name		As of March 31 2014	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$60,594	$60,594	$-
Habib Bank Line of Credit	(2)	2,405,354	2,405,354	-
Bank Overdraft Facility	(3)	65,437	65,437	-
HSBC Loan	(4)	899,450	337,895	561,555
Term Finance Facility	(5)	756,888	252,296	504,592
Loan Payable Bank	(6)	2,018,367	2,018,367	-
Subsidiary Capital Leases	(7)	1,136,567	489,946	646,621
Loan From Related Party	(8)	350,297	225,482	124,815
		$7,692,954	$5,855,371	$1,837,583

Name		As of June 30 2013	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$88,292	$88,292	$-
Habib Bank Line of Credit	(2)	1,785,237	1,785,237	-
Bank Overdraft Facility	(3)	312,139	312,139	-
HSBC Loan	(4)	1,047,014	336,339	710,675
Term Finance Facility	(5)	867,195	495,540	371,655
Loan Payable Bank	(6)	1,982,161	1,982,161	-
Subsidiary Capital Leases	(7)	638,800	308,918	329,882
		$6,720,838	$5,308,626	$1,412,212

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.55% and 0.40% as of March 31, 2014 and June 30, 2013, respectively.

(2) In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by Certificates of Deposit held at the bank. The interest rate on this line of credit is variable and was 1.5% as of March 31, 2014 and June 30, 2013. In June 2012, the Company’s subsidiary, NTA entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by Certificates of Deposit of same value held at the bank. The interest rate on this line of credit is variable and was 1.90% as of March 31, 2014 and June 30, 2013. Interest expense for the three and nine months ended March 31, 2014 was $9,536, and $26,262, respectively. Interest expense for the three and nine months ended March 31, 2013 was $9,334 and $22,876, respectively.

In February 2012, the Company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of its landlord against the new office space. The Company has deposited $90,000 in a savings account with HSBC as collateral against this letter of credit.

(3) During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or $499,260. The annual interest rate was 4.75% and 5.20% as of March 31, 2014 and June 30, 2013, respectively.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility.  As of March 31, 2014, NTE was in compliance with this covenant.

(4) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in VLSH. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or $1,664,200, for a period of 5 years with monthly payments of £18,420, or $30,655. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debentures comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. As of June 30, 2013, the subsidiary has used this facility up to $1,047,015, of which, $710,675 was shown as long term and the remaining $336,339, as current maturity. As of March 31, 2014, the subsidiary has used this facility up to $899,450, of which $561,555 was shown as long term and the remaining $337,895, as current maturity.

This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. As of March 31, 2014, NTE was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The total aggregate amount of these facilities is Rs. 112,500,000, or $1,135,332, (secured by the first charge of Rs. 580 million or approximately $5.85 million over the land, building and equipment of the company). The interest rate was 12.90% and 12.13% as of March 31, 2014 and June 30, 2013, respectively, which is 2.75% above the six-month Karachi Inter Bank Offering Rate. As of the year ended June 30, 2013, NetSol PK has used a total of Rs. 87,500,000, or $867,195, of which $371,655 is shown as long term liabilities and the remainder of $495,540 as current maturity. As of March 31, 2014, NetSol PK has used a total of Rs.75,000,000, or $756,888, of which $504,592 is shown as long term liabilities and the remainder of $252,296, as current maturity.

(6) The Company’s subsidiary, NetSol PK, has a loan with Askari Bank Limited, secured by the Company’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 300,000,000 or $3,027,551. The balance of the loan availed at March 31, 2014 and June 30, 2013 was $2,018,367, and $1,982,161, respectively.  The interest rate for the loans was 9.4% at March 31, 2014 and June 30, 2013.

Both term finance and export refinance from Askari Bank Limited amounting to Rupees 312.5 million ($3,227,155) which requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of March 31, 2014, NetSol PK was in compliance with this covenant.

(7) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three and nine months ended March 31, 2014 and 2013.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2014:

As of March 31, 2014
Minimum Lease Payments
Due FYE 3/31/15	$599,169
Due FYE 3/31/16	446,982
Due FYE 3/31/17	248,611
Due FYE 3/31/18	19,565
Total Minimum Lease Payments	1,314,327
Interest Expense relating to future periods	(177,760)
Present Value of minimum lease payments	1,136,567
Less: Current portion	(489,946)
Non-Current portion	$646,621

(8) In October 2013, the Company’s subsidiary, NTE, entered into a loan agreement with Investec a related party to finance VLS. The loan amount was £100,000, or $166,420, for a period of 1 year with monthly payments of £8,676, or $14,439. The interest rate was 4.1%. As of March 31, 2014, the subsidiary has used this facility up to $98,587, and was shown as current maturity.

In March 2014, the Company’s subsidiary, VLS, entered into a loan agreement with Investec a related party. The loan amount was £150,000, or $249,430, for a period of 2 years with annual payments of £75,000, or $124,815. The interest rate was 3.13%. As of March 31, 2014, the subsidiary has used this facility up to $249,430, of which $124,415 was shown as long term liabilities and remainder $126,895 as current maturity including one month accrued interest.

NOTE 13 - STOCKHOLDERS’ EQUITY

Share-Based Payment Transactions

During the nine months ended March 31, 2014, the Company issued 40,000 shares of restricted common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $427,200 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the nine months ended March 31, 2014, the Company issued 3,448 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $36,826 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the nine months ended March 31, 2014, the Company issued 9,000 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $81,395 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the nine months ended March 31, 2014, the Company issued 2,400 shares of its common stock for provision of services to unrelated consultants valued at $17,424 and recorded as general and administrative costs in the accompanying condensed consolidated financial statements.

During the nine months ended March 31, 2014, the Company issued 27,000 shares of its common stock for the settlement of a payable to a related party valued at $210,060.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:

	# of shares	Weighted Ave Exericse Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2013	311,462	$15.65	3.3
Granted	112,793	$6.29
Exercised	(112,793)	$6.29
Expired / Cancelled	(54,000)	$32.92
Outstanding and exercisable, March 31, 2014	257,462	$12.03	2.88	$-

WARRANTS:
Outstanding and exercisable, June 30, 2013	163,124	$7.29	3.19
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, March 31, 2014	163,124	$7.29	2.45	$-

The following table summarizes information about stock options and warrants outstanding and exercisable at March 31, 2014.

Exercise Price			Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:

$0.10	-	$9.90	183,462	3.22	$7.21
$10.00	-	$19.90	14,000	1.86	$18.18
$20.00	-	$29.90	60,000	2.07	$25.33
Totals			257,462	2.88	$12.03

WARRANTS:
$3.10	-	$7.73	163,124	2.45	$7.29
Totals			163,124	2.45	$7.29

All options and warrants granted are vested and exercisable as of March 31, 2014.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2012	-	-
Granted	3,750	$5.48
Vested	(3,750)	$5.48
Unvested, June 30, 2013	-	-
Granted	86,899	$10.68
Vested	(65,173)	$10.68
Unvested, March 31, 2014	21,726	$10.68

OPTIONS

During the nine months ended March 31, 2014, the Company granted 112,793 options to employees with exercise prices of $3.83 to $8 per share and expiration date of 1 to 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $189,405 in compensation expense for these options in the accompanying condensed consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model with the following assumptions:

•	Risk-free interest rate - 0.05% - 0.06%
•	Expected life – 1 month - 3 months
•	Expected volatility – 17.5% - 51.26%
•	Expected dividend - 0%

NOTE 15 – OPERATING SEGMENTS

The Company has identified three segments for its products and services; North America, Europe, and Asia-Pacific.  Our reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location.  We account for intra-company sales and expenses as if the sales or expenses were to third parties and eliminate them in the consolidation.  The following table presents a summary of identifiable assets as of March 31, 2014 and June 30, 2013:

	As of March 31, 2014	As of June 30, 2013
Identifiable assets:
Corporate headquarters	$15,913,979	$14,450,760
North America	2,540,223	2,997,145
Europe	3,011,908	5,366,611
Asia - Pacific	82,222,139	79,889,599
Consolidated	$103,688,249	$102,704,115

The following table presents a summary of operating information for the three and nine months ended March 31:

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues from unaffiliated customers:
North America	$1,192,372	$2,137,965	$3,131,894	$4,196,360
Europe	2,217,627	1,842,729	4,986,009	5,762,058
Asia - Pacific	5,953,052	8,625,921	18,720,191	24,919,057
Consolidated	$9,363,051	$12,606,615	$26,838,094	$34,877,475

Inter segment revenue
Europe	$76,641	$-	$413,173	$-
Asia - Pacific	304,986	442,183	1,224,651	2,107,388
Eliminated	$381,627	$442,183	$1,637,824	$2,107,388

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,370,839)	$(926,559)	$(3,790,901)	$(2,767,880)
North America	408,517	1,263,476	624,989	1,749,923
Europe	28,614	160,746	(822,699)	815,938
Asia - Pacific	(2,858,602)	2,527,550	(1,828,992)	9,177,765
Discontinued operation	1,480,786	(493,994)	1,158,752	(1,494,640)
Consolidated	$(2,311,524)	$2,531,219	$(4,658,851)	$7,481,106

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months Ended March 31,
	2014	2013
Capital expenditures:
Corporate headquarters	$4,531	$4,236
North America	16,388	51,195
Europe	460,053	431,417
Asia - Pacific	9,102,691	6,264,154
Consolidated	$9,583,663	$6,751,002

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 – DISCONTINUED OPERATIONS

On March 31, 2014, the Company sold 100% of its stock in Vroozi, Inc. for a purchase price of $2,716,050 consisting of $1,810,700 cash, a $452,675 non-interest bearing note receivable due September 30, 2014, and a $452,675 non-interest bearing note receivable contingent upon the occurrence of future events; however, the future events must occur before March 31, 2015.  The Company recognized a $1,870,871 gain on the sale, which is recorded in the net income (loss) from discontinued operations in the condensed consolidated statements of operations.  The $452,674 non-interest bearing note receivable that is contingent upon the occurrence of future events was not included in the gain calculation due to the uncertainty that the future events would occur.

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at March 31, 2014

NetSol PK	36.37%	$14,837,377
NetSol-Innovation	49.90%	1,274,879
VLS, VLHS & VLSIL Combined	49.00%	260,789
Total		$16,373,045

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2013

NetSol PK	34.81%	$15,593,585
NetSol-Innovation	49.90%	1,161,649
VLS, VLHS & VLSIL Combined	49.00%	481,121
Vroozi	9.09%	34,908
Total		$17,271,263

NETSOL TECHNOLOGIES, LIMITED

During the nine months ended March 31, 2014, NetSol PK had the following equity transactions:

•	Paid a cash dividend of $743,363.
•	Declared a 10% stock dividend.
•	Issued 2,069,500 shares of common stock and received cash of $314,585 pursuant to employees exercising stock options.

In addition, during the nine months ended March 31, 2014, the Company purchased 42,500 shares of NetSol PK's common stock from the open market for $17,667.

NETSOL INNOVATION (PVT) LIMITED

During the nine months ended March 31, 2014, NetSol-Innovation paid a cash dividend of $1,500,000.

VROOZI, INC.

On March 31, 2014, the Company sold 100% of its shares in Vroozi. (See Note 16 Discontinued Operations.)

Item 2.  Management’s Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the quarter ending March 31, 2014.

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

Information technology services are valuable only if they fulfill the business strategy and project objectives set forth by the customer. NetSol’s expert consultants have the technical knowledge and business experience to ensure the optimization of the development process in alignment with basic business principles.  The Company offers a broad array of professional services to clients in the global commercial markets and specializes in the application of advanced and complex IT enterprise solutions to achieve its customers’ strategic objectives. Its service offerings include IT consulting and services, business intelligence, information security, independent system review, outsourcing services and software process improvement consulting, maintenance and support of existing systems, and project management.

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

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to dramatically improve in various areas like scalability, performance, fault tolerance and security to name a few. We are excited about the transition from NFS™ to NFS Ascent™ for the following reasons:

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

o
The n-tier architecture allows us to better distribute the tasks among various team members and because of the loose coupling between various modules and layers, the risk of regression in other parts of the system as a result of changes made in one part of the system is reduced tremendously.

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

NFS™ also includes LeasePak.  LeasePak provides the leasing technology industry with the development of Web-enabled and Web-based tools to deliver superior customer service, reduce operating costs, streamline the lease management lifecycle, and support collaboration with origination channel and asset partners.  LeasePak can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users.  In terms of scalability, NetSol Technologies Americas offers the basic solutions as well as a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and complexities of operations. These solutions provide the equipment and vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors.

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the nine months ended March 31, 2014.  It should be read together with our condensed consolidated financial statements and related notes included herein.

A few of NetSol’s major successes achieved in the first nine months of fiscal year 2014 were:

•
Implementation of NetSol's mPOS (mobile point of sale) solution by a global luxury car manufacturer across its dealer network in China. Subsequent implementations in other markets are also being planned as per the agreement between NetSol and the customer.

•	Launch of NetSol's mobility products, which optimize productivity and improve the responsiveness of global sales teams. The applications seamlessly integrates with NFS™.
•
The appointment of Roger K. Almond as the Company’s Chief Financial Officer and Boo Ali Siddiqui, the Company’s former Chief Financial Officer, as the PK subsidiary CFO and the Company’s Chief Accounting Officer.

•	NetSol PK signed an agreement to implement NFS™ at a leading auto captive finance company in China.
•	NetSol Technologies was awarded "First Rate and Best Selling Leasing and Finance Solution" at this year's China Leasing Summit for its flagship product, NetSol Financial Suite.
•
NTE and VLS developed a Business Process Outsource service to address the broker market for own book management. In collaboration with funders, the service will form part of the funding approval sanction, which will generate a significant increase in sales opportunities.

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

A focus of the marketing plan centers on the Global Launch of NFS Ascent™, the next generation of NFS™ that the company has been developing for nearly four years. Announced on October 24, 2013, NetSol has commenced a soft, regional launch with selected customers in Asia Pacific to test the readiness for the global markets.  A formal launch of the global marketing plan is expected for all of our key markets of North America, Europe and Asia Pacific.
This plan is designed to:

•	Achieve double digit revenue growth for the next 5 years once NFS Ascent™ takes off
•	Achieve 50% to 55% gross margins in 2015 and maintain 60% or better for the next three years
•	Ramp up license revenues for NFS Ascent™

The plan contemplates the following enhanced activities and initiatives to accomplish these goals:

•	Grow delivery and sales capacity in APAC and the USA from approximately 600 NFS™ domain experts to over 1,000 within 18 months.
•
Continue to build the delivery capacity.  NetSol has hired over 275 new personnel during fiscal year 2014 so as to train and develop them to meet the long term growth outlook. This activity will continue until an optimum level of 1,000 NFS domain experts is achieved. Currently we have 704 employees dedicated solely to NFS Ascent™.

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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.
Positive trends:

•	Improving sales trends in US auto and banking sectors.
•	Milken Institute projects global economic growth in excess of 3% globally, 8% GDP growth for China, 2% GDP growth for the US over the next two years.
•	Much improved economic environment in the UK and major European economies.
•	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, Mexico, Australia, and some African nations.
•	Global Launch of NetSol Ascent™.
•
Continued robustness of China’s automobile and banking sectors. China’s passenger vehicle sales rose 49% in December 2012, while China’s total vehicle sales, including trucks and buses, are projected to accelerate this year and surpass 20 million for the first time according to Bloomberg News, February 7, 2013.

•	The dependency of our blue chip clients on NetSol solutions has further deepened; creating new enhancements, new modules, and services orders in the US.

Negative trends:

•	Geopolitical unrest in the Middle East and in regions of Pakistan and Afghanistan.
•	The delays of CBRC licenses at least for another year in China.
•	Emergence of smaller players offering IT solutions in China resulting in greater price competition.
•	Tightened liquidity and credit restrictions in consumer spending has either delayed or reduced spending on business solutions and systems, squeezing IT budgets and extending decision making cycles.
•	The threats of conflict between the US and other nations could potentially create volatility in oil prices causing readjustments of corporate budgets and consumer spending slowing global auto sales.
•	Continued conflicts in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges

•	Our relatively low trading share volume makes the Company’s stock price susceptible to market fluctuations.

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

Vendor Specific Objective Evidence ("VSOE") of fair value for each element is based on the price for which the element is sold separately. We determine the VSOE of fair value of each element based on historical evidence of our stand-alone sales of these elements to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement. When VSOE of fair value does not exist for any undelivered element, revenue is deferred until the earlier of the point at which such VSOE of fair value exists or until all elements of the arrangement have been delivered. The only exception to this guidance is when the only undelivered element is maintenance and support or other services, then, the entire arrangement fee is recognized ratably over the performance period.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013

Net revenues for the quarter ended March 31, 2014 and 2013 are broken out among the subsidiaries as follows:

	2014		2013
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTA	1,192,372	12.73%	2,137,965	16.96%
	1,192,372	12.73%	2,137,965	16.96%

Europe:
NTE	1,657,935	17.71%	1,418,081	11.25%
VLS	559,692	5.98%	424,648	3.37%
	2,217,627	23.68%	1,842,729	14.62%
Asia-Pacific:
NetSol PK	3,068,036	32.77%	6,867,696	54.48%
Netsol-Innovation	1,416,740	15.13%	1,043,798	8.28%
Connect	223,479	2.39%	195,249	1.55%
Abraxas	80,067	0.86%	207,431	1.65%
NTPK Thailand	-	0.00%	311,747	2.47%
NetSol Beijing	1,164,730	12.44%	-	0.00%
	5,953,052	63.58%	8,625,921	68.42%

Total	$9,363,051	100.00%	$12,606,615	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended March 31, 2014 and 2013 as a percentage of revenues.

	For the Three Months Ended March 31,
	2014	%	2013	%
Net Revenues:
License fees	$2,118,015	22.62%	$4,790,015	38.00%
Maintenance fees	2,556,017	27.30%	2,488,774	19.74%
Services	4,689,019	50.08%	5,327,826	42.26%
Total net revenues	9,363,051	100.00%	12,606,615	100.00%

Cost of revenues:
Salaries and consultants	4,106,150	43.85%	2,954,192	23.43%
Travel	354,554	3.79%	487,870	3.87%
Repairs and maintenance	256,629	2.74%	88,264	0.70%
Depreciation and amortization	1,471,126	15.71%	912,669	7.24%
Other	728,446	7.78%	1,220,075	9.68%
Research and development cost	65,060	0.69%	45,770	0.36%
Total cost of revenues	6,981,965	74.57%	5,708,840	45.28%

Gross profit	2,381,086	25.43%	6,897,775	54.72%
Operating expenses:
Selling and marketing	1,083,753	11.57%	728,873	5.78%
Depreciation and amortization	493,814	5.27%	437,700	3.47%
Salaries and wages	1,414,356	15.11%	1,375,930	10.91%
General and administrative	2,070,542	22.11%	1,213,232	9.62%
Total operating expenses	5,062,465	54.07%	3,755,735	29.79%

Income (loss) from operations	(2,681,379)	-28.64%	3,142,040	24.92%
Other income and (expenses)
Gain (loss) on sale of assets	(995)	-0.01%	15,097	0.12%
Interest expense	(8,275)	-0.09%	(115,556)	-0.92%
Interest income	114,141	1.22%	86,018	0.68%
Gain on foreign currency exchange transactions	(908,192)	-9.70%	97,831	0.78%
Share of net income (loss) from equity investment	(203,684)	-2.18%	(16,392)	-0.13%
Amortization of financing costs	-	0.00%	(173,266)	-1.37%
Other income (expense)	(5,006)	-0.05%	20	0.00%
Total other income (expenses)	(1,012,011)	-10.81%	(106,248)	-0.84%

Net income (loss) before income taxes	(3,693,390)	-39.45%	3,035,792	24.08%
Income tax benefit (provision)	(98,920)	-1.06%	(10,579)	-0.08%
Net income (loss) from continuing operations	(3,792,310)	-40.50%	3,025,213	24.00%
Income (loss) from discontinued operations net of gain on disposal	1,480,786	15.82%	(493,994)	-3.92%
Net income (loss)	(2,311,524)	-24.69%	2,531,219	20.08%
Non-controlling interest	1,011,720	10.81%	(968,384)	-7.68%
Net income (loss) attributable to NetSol	$(1,299,804)	-13.88%	$1,562,835	12.40%

Revenues

License fees for the three months ended March 31, 2014 were $2,118,015 compared to $4,790,015 for the three months ended March 31, 2013 reflecting a decrease of $2,672,000.  In October, 2013, we announced our next generation platform NFS Ascent™ and we are launching the product in Europe, Asia Pacific and the U.S.  We anticipated that license fees would decrease as the pipeline of our legacy product was converted to NFS Ascent™.  Management is expecting licensing revenue to remain depressed through June 30, 2014.  Our pipeline of potential business remains strong and we anticipate closing deals and beginning implementation during the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015.

Maintenance fees for the three months ended March 31, 2014 were $2,556,017 compared to $2,488,774 for the three months ended March 31, 2013 reflecting a slight increase of $67,243.  We anticipate maintenance fees to remain flat until we are able to license NFS Ascent™ to new customers.

Services for the three months ended March 31, 2014 were $4,689,019 compared to $5,327,826 for the three months ended March 31, 2013 reflecting a decrease of $638,807.  Service revenue is derived from services provided to current customers and services provided to new customers as part of the implementation.  Services have decreased due to the lack of new license agreements.

Gross Profit

The gross profit was $2,381,086, in the quarter ending March 31, 2014 as compared with $6,897,775 for the quarter ended March 31, 2013. This is a decrease of 65.48% or $4,516,689. The gross profit percentage for the quarter ended March 31, 2014 decreased to 25.43% from 54.72% for the quarter ended March 31, 2013.  The decrease in the gross profit is due to a decrease in license revenues and an increase in the cost of sales.  The cost of sales was $6,981,965 in the current quarter compared to $5,708,840 in quarter ended March 31, 2013.  As a percentage of sales, cost of sales increased from 45.28% for the quarter ended March 31, 2013 to 74.57% for the current quarter.  Salaries and consultant fees increased by $1,151,958 from $2,954,192 in the prior comparable quarter, to $4,106,150 for the current quarter.  The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China and North America as we anticipate new projects associated with NFS Ascent™.  As a percentage of sales, salaries and consultant expense increased from 23.43% in the prior comparable quarter to 43.85% in the current quarter. Depreciation and amortization expense increased to $1,471,126 compared to $912,669 in the corresponding quarter last year or an increase of $558,457.  Depreciation and amortization expense increased as we began amortizing the product licenses costs that had been capitalized related to the NFS Ascent™ development.

Operating Expenses

Operating expenses were $5,062,465 for the quarter ending March 31, 2014 as compared to $3,755,735, for the quarter ended March 31, 2013 for an increase of 34.79% or $1,306,730. As a percentage of sales, it increased from 29.79% to 54.07%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $354,880 or 48.69% and the increase in general and administrative expenses of $857,310 or 70.66%.  The increase in selling and marketing expenses is due to the increase in our professional services for business development to market and sell NFS Ascent™ globally.  The increase in general and administrative expenses is due to an increase in professional services, awards of share grants to the Board of Directors and travel costs.

Income/Loss from Operations

Loss from operations was $2,681,379, compared to income of $3,142,040, for the quarters ended March 31, 2014 and 2013, respectively. This represents a decrease of $5,823,419 for the quarter compared with the comparable period in the prior year. As a percentage of sales, net loss from operations was 28.64% in the current quarter compared to income of 24.92% in the prior period.

Other Income and Expenses

Other expenses were $1,012,011 for the quarter ended March 31, 2014 compared to an expense of $106,248 for the quarter ended March 31, 2013.  The increase in the expense of $905,753 is primarily due to the loss on foreign currency of $908,192 for the quarter ended March 31, 2014 compared to a gain on foreign currency exchange of $97,831 for the quarter ended March 31, 2013 due to the appreciation of the Pakistan Rupee against the US Dollar, the Euro and the British Pound Sterling in the current period.

Discontinued Operations

For the quarter ended March 31, 2014, income from discontinued operations was $1,480,786 compared to a loss of $493,994 for the quarter ended March 31, 2013.  On March 31, 2014, we sold 100% of our stock in Vroozi, Inc. for a purchase price of $2,716,050 and recognized a $1,870,871 gain on the sale.  We reclassified Vroozi’s net loss for the periods presented from continuing operations to discontinued operations.

Net Income/Loss

Net loss was $1,299,804 for the three months ended March 31, 2014 compared to net income of $1,562,835 for the three months ended March 31, 2013.  This is a decrease of $2,862,639 compared to the prior year.   Net loss per share, basic and diluted, was $0.14 for the three months ended March 31, 2014 compared to net income per share, basic and diluted, $0.19 for the three months ended March 31, 2013.

Nine Months Period Ended March 31, 2014 compared to the Nine Months Period Ended March 31, 2013:

Net revenues for the nine months ended March 31, 2014 and 2013 are broken out among the subsidiaries as follows:

	2014		2013
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTA	3,131,894	11.67%	4,196,360	12.03%
	3,131,894	11.67%	4,196,360	12.03%

Europe:
NTE	3,563,731	13.28%	4,533,741	13.00%
VLS	1,422,278	5.30%	1,228,317	3.52%
	4,986,009	18.58%	5,762,058	16.52%
Asia-Pacific:
NetSol PK	10,958,780	40.83%	16,353,556	46.89%
Netsol-Innovation	3,641,182	13.57%	2,754,651	7.90%
Connect	612,681	2.28%	562,757	1.61%
Abraxas	490,101	1.83%	1,197,679	3.43%
NTPK Thailand	688,368	2.56%	3,975,897	11.40%
NetSol Beijing	2,329,079	8.68%	74,517	0.21%
	18,720,191	69.75%	24,919,057	71.45%

Total	$26,838,094	100.00%	$34,877,475	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2014 and 2013 as a percentage of revenues:

	For the Nine Months Ended March 31,
	2014	%	2013	%
Net Revenues:
License fees	$4,826,198	17.98%	$11,537,363	33.08%
Maintenance fees	7,803,621	29.08%	7,199,293	20.64%
Services	14,208,275	52.94%	16,140,819	46.28%
Total net revenues	26,838,094	100.00%	34,877,475	100.00%

Cost of revenues:
Salaries and consultants	10,526,701	39.22%	8,156,677	23.39%
Travel	1,090,809	4.06%	1,191,174	3.42%
Repairs and maintenance	570,712	2.13%	330,998	0.95%
Depreciation and amortization	3,517,804	13.11%	2,654,289	7.61%
Other	2,109,372	7.86%	2,618,996	7.51%
Research and development cost	178,862	0.67%	105,692	0.30%
Total cost of revenues	17,994,260	67.05%	15,057,826	43.17%

Gross profit	8,843,834	32.95%	19,819,649	56.83%
Operating expenses:
Selling and marketing	3,032,675	11.30%	2,350,275	6.74%
Depreciation and amortization	1,351,378	5.04%	1,113,136	3.19%
Salaries and wages	4,313,831	16.07%	3,722,590	10.67%
General and administrative	5,575,498	20.77%	4,069,396	11.67%
Total operating expenses	14,273,382	53.18%	11,255,397	32.27%

Income (loss) from operations	(5,429,548)	-20.23%	8,564,252	24.56%
Other income and (expenses)
Gain (loss) on sale of assets	(190,027)	-0.71%	29,118	0.08%
Interest expense	(170,230)	-0.63%	(587,877)	-1.69%
Interest income	186,926	0.70%	141,802	0.41%
Gain on foreign currency exchange transactions	299,270	1.12%	997,725	2.86%
Share of net income (loss) from equity investment	(370,332)	-1.38%	468,095	1.34%
Amortization of financing costs	-	0.00%	(615,394)	-1.76%
Other income (expense)	(4,341)	-0.02%	52	0.00%
Total other income (expenses)	(248,734)	-0.93%	433,521	1.24%

Net income (loss) before income taxes	(5,678,282)	-21.16%	8,997,773	25.80%
Income tax benefit (provision)	(139,321)	-0.52%	(22,027)	-0.06%
Net income (loss) from continuing operations	(5,817,603)	-21.68%	8,975,746	25.74%
Income (loss) from discontinued operations net of gain on disposal	1,158,752	4.32%	(1,494,640)	-4.29%
Net income (loss)	(4,658,851)	-17.36%	7,481,106	21.45%
Non-controlling interest	635,024	2.37%	(2,766,163)	-7.93%
Net income (loss) attributable to NetSol	$(4,023,827)	-14.99%	$4,714,943	13.52%

Revenues

License fees for the nine months ended March 31, 2014 were $4,826,198 compared to $11,537,363 for the nine months ended March 31, 2013 reflecting a decrease of $6,711,165.  In October, 2013, we announced our next generation platform NFS Ascent™ and we are launching the product in Europe, Asia Pacific and the U.S.  We anticipated that license fees would decrease as the pipeline of our legacy product was converted to NFS Ascent™.  Management is expecting licensing revenue to remain depressed through June 30, 2014.  Our pipeline of potential business remains strong and we anticipate closing deals and beginning implementation during the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015.

Maintenance fees for the nine months ended March 31, 2014 were $7,803,621 compared to $7,199,293 for the nine months ended March 31, 2013 reflecting an increase of $604,328.  We anticipate maintenance fees to remain flat until we are able to license NFS Ascent™ to new customers.

Services for the nine months ended March 31, 2014 were $14,208,275 compared to $16,140,819 for the nine months ended March 31, 2013 reflecting a decrease of $1,932,544.  Service revenue is derived from services provided to current customers and services provided to new customers as part of the implementation.  Services have decreased due to the lack of new license agreements.

Gross Profit

The gross profit was $8,843,834, for the nine ending March 31, 2014 as compared with $19,819,649 for the nine months ended March 31, 2013. This is a decrease of 55.38% or $10,875,815. The gross profit percentage for the nine months ended March 31, 2014 also decreased to 32.95% from 56.83% for the nine months ended March 31, 2013.  The decrease in the gross profit is due to a decrease in license revenues and an increase in the cost of sales.  The cost of sales was $17,994,260 for the nine months ended March 31, 2014 compared to $15,057,826 for the nine months ended March 31, 2013.  As a percentage of sales, cost of sales increased from 45.28% for the nine months ended March 31, 2013 to 74.57% for the nine months ended March 31, 2014.  Salaries and consultant fees increased by $2,370,024 from $8,156,677 for the nine months ended March 31, 2013 to $10,526,701 for the nine months ended March 31, 2014.  The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China and North America as we anticipate new projects associated with NFS Ascent™.  As a percentage of sales, salaries and consultant expense increased from 23.39% for the nine months ended March 31, 2013 to 39.22% for the nine months ended March 31, 2014. Depreciation and amortization expense increased to $3,517,804 compared to $2,654,289 for the nine months ended March 31, 2013 or an increase of $863,515.  Depreciation and amortization expense increased as we began amortizing the product licenses costs that had been capitalized related to the NFS Ascent™ development.

Operating Expenses

Operating expenses were $14,273,382 for the nine months ending March 31, 2014 as compared to $11,255,397, for the nine months ended March 31, 2013 f or an increase of 26.81% or $3,017,985. As a percentage of sales, it increased from 32.27% to 53.18%.  The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $682,400 or 29.03%, an increase in salaries and wages of $592,241 or 15.88% and an increase in general and administrative of $1,506,102 or 37.01%.   The increase in selling and marketing expenses is due to the increase in our professional services for business development to market and sell NFS Ascent™ globally.   The increase in salaries and wages is due to annual raise in salaries compared to last year, hiring of new staff and recognition of options expenses. The increase in general and administrative expenses is due to an increase in professional services, awards of share grants to the Board of Directors and travel costs.

Income/Loss from Operations

Loss from operations was $5,429,548 compared to income of $8,564,252 for the nine months ended March 31, 2014 and 2013, respectively. This represents a decrease of $13,993,800 for the nine months ended March 31, 2014 compared with the nine months ended March 31, 203.  As a percentage of sales, net loss from operations was 20.23% for the nine months ended March 31, 2014 compared to net income of 24.56% for the nine months ended March 31, 2013.

Other Income and Expenses

Other expenses were $248,734 for the nine months ended March 31, 2014 compared to income of $433,521 for the nine months ended March 31, 2013.  The increase in the expense of $682,225 is primarily due to change in the gain on foreign currency exchange transactions.  We recognized a gain of $299,270 for the nine months ended March 31, 2014 compared to a gain of $977,725 for the nine months ended March 31, 2013 for a decrease of $678,455 due to the appreciation of the Pakistan Rupee against the US Dollar, the Euro and the British Pound Sterling in the current period.

Discontinued Operations

For the nine months ended March 31, 2014, income from discontinued operations was $1,158,752 compared to a loss of $1,494,360 for the nine months ended March 31, 2013.  On March 31, 2014, we sold 100% of our stock in Vroozi, Inc. for a purchase price of $2,716,050 and recognized a $1,870,871 gain on the sale.  We reclassified Vroozi’s net loss for the periods presented from continuing operations to discontinued operations.

Net Income/Loss

Net loss was $4,023,827 for the nine months ended March 31, 2014 compared to net income of $4,714,943 for the nine months ended March 31, 2013.  This is a decrease of $8,738,770 compared to the prior year.   Net loss per share, basic and diluted, was $0.45 for the nine months ended March 31, 2013 compared to net income per share, basic and diluted, of $0.59 for the nine months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We note that our cash position was $12,383,695 at March 31, 2014, compared to $7,874,318 at June 30, 2013.

Net cash provided by operating activities was $15,326,851 for the nine months ended March 31, 2014 compared to $9,740,551 for the nine months ended March 31, 2013. At March 31, 2014, we had current assets of $35,383,723 and current liabilities of $15,055,989. We had accounts receivable of $12,967,350 at March 31, 2014 compared to $14,684,212 at June 30, 2013.  We had revenues in excess of billings of $4,519,754 at March 31, 2014 compared to $15,367,198 at June 30, 2013.  During the nine months ended March 31, 2014, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract.  The combined totals for accounts receivable and revenues in excess of billings decreased $12,564,306 from $30,051,410 at June 30, 2013 to $17,487,104 at March 31, 2014.  The decrease is due to our efforts to collect these balances as they become due and a decrease in license and service revenue.  Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,250,138 and $5,855,371, respectively at March 31, 2014.

Net cash used by investing activities amounted to $10,887,818 for the nine months ended March 31, 2014, compared to $10,907,904 for the nine months ended March 31, 2013. We had net purchases of property and equipment of $9,583,663 compared to $6,751,002 for the comparable period last fiscal year. The increase in intangible assets which represents amounts capitalized for the development of new products was $3,158,083 for the nine months ended March 31, 2014 and $3,495,938 for the nine months ended March 31, 2013. The company also received $1,810,700 for the sale of Vroozi.

Net cash provided by financing activities was $212,991 and $1,564,717 for the nine months ended March 31, 2014, and 2013, respectively. The nine months ended March 31, 2014 included the cash inflow of $709,436 from the exercising of stock options and warrants compared to $2,212,712 for the nine months ended March 31, 2013. During the nine months ended March 31, 2014, we had net payments for bank loans and capital leases of $755,404 as compared to $1,186,954 for the nine months ended March 31, 2013. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note No. 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants.  As of March 31, 2014, we had approximately $12.38 million of cash, cash equivalents and marketable securities of which approximately $8.35 million is held by our foreign subsidiaries.  As of June 30, 2013, we had approximately $7.87 million of cash, cash equivalents and marketable securities of which approximately $4.77 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations.  If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $2.5 to $3.5 million for APAC, US, and Europe new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties.  However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

Our UK based subsidiary, NTE has an approved overdraft facility of £300,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 for the acquisition VLS. This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost.  The Pakistani subsidiary, NetSol PK has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 312.5 million ($3,097,126) which requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2014. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of March 31, 2014, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that some of its accounting staff does not have necessary technical accounting training relating to accounting for complex U.S. GAAP matters.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2014.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

On September 9, 2013, the Company appointed Roger Almond, C.P.A. to act as Chief Financial Officer of NetSol.  Management believes that Mr. Almond’s appointment as CFO results in the requisite technical accounting knowledge and training relating to accounting for complex U.S. GAAP matters.  Management believes that Mr. Almond’s appointment and oversight of accounting staff will result in the removal of the material weakness in subsequent quarters.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal year 2014, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.

Item 1A.  Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2014, the Company issued 20,000 shares to employees as part of their compensation for services rendered for the quarter ended December 31, 2013.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

In January 2014, the Company issued 1,724 shares to its independent directors as part of their compensation for services rendered for the quarter ended December 31, 2013. The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective May 9, 2014, the Compensation Committee of the Company granted cash bonuses of $166,667 to each Najeeb, Salim and Naeem Ghauri for the fiscal year 2013 performance.

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

NETSOL TECHNOLOGIES, INC.

Date:	May 14, 2014	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI Chief Executive Officer

Date:	May 14, 2014	/s/Roger K. Almond
ROGER K. ALMOND Chief Financial Officer Principal Financial Officer