Form 10-K
period 2014-06-30
NETSOL TECHNOLOGIES INC
filed 2014-09-16
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if  disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Large Accelerated Filer [ ]                                                            Accelerated Filer [ ]

Non-accelerated Filer []                                                                Smaller reporting company [x]
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $47,940,533 based upon the closing price of the stock as reported on NASDAQ Capital Market ($5.83 per share) on December 31, 2013, the last business day of the registrant’s second quarter.  As of September 5, 2014, there were 9,179,615 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

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

PART 1

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (NasdaqCM: NTWK) is a worldwide provider of IT and enterprise software solutions. We believe that our solutions constitute mission critical applications for its clients, as they encapsulate end-to-end business processes, facilitating faster processing and increased transactions.

The Company’s primary source of revenue is the licensing, customization, enhancement and maintenance of its suite of financial applications under the brand name NFS™ (NetSol Financial Suite) and NFS AscentTM for leading businesses in the global lease and finance industry.

NetSol’s clients include Dow-Jones 30 Industrials and Fortune 500 manufacturers and financial institutions, global vehicle manufacturers, and enterprise technology providers, all of which are serviced by NetSol delivery locations around the globe.

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

•	North America	San Francisco Bay Area
•	Europe	London Metropolitan area
•	Asia Pacific	Lahore, Bangkok, Beijing and Sydney

The Company continues to maintain services, solutions and/or sales specific offices in the USA, England, Pakistan, Thailand, China, Australia and Japan.

OUR BUSINESS

Company Business Model

Success in a competitive and mature marketplace draws to a large extent from how a company manages its available resources to create a distinctive advantage for itself and unique value for its customers. NetSol has been able to leverage an effective business model based on a combination of cost arbitrage, subject matter expertise, domain experience, scalability and proximity with its global and regional customers.

Niche Market Focus

By specializing in dynamic leasing and financing solutions, we have gained footholds in several global locations and a market leading position in the captive auto-finance segment in Asia Pacific.

Subject Matter Expertise

NetSol’s dual expertise in enterprise technology implementation and financial application development has helped it emerge as a global contender in the lease and finance industry, and secure a broad footprint across Asia Pacific and a strengthening presence in North America and Europe. We have been able to develop and leverage this expertise in Asia Pacific through organic growth in the fast developing leasing automation industry, which is still nascent by Western standards.

Domain Experience

NetSol has a strong presence in the captive auto-finance domain, especially in Asia Pacific. In China, we have been able to secure leading auto finance companies as customers. With a collective experience of almost two decades in Asia Pacific and over three decades in North America and Europe (through its acquisitions), NetSol is one of a few global competitors in this niche industry.

Proximity with Global and Regional Customers

The Company has offices across the world, located strategically to maintain close contact and proximity with its customers in various key markets. It has helped in strengthening customer relationships and building a deeper understanding of local market dynamics. Simultaneously, the Company is able to extend services and even development support through a combination of local/onsite and central/off-site resources, using its time tested BestShoring® approach. This approach allows the Company to offer blended rates to its customers by employing a unique and cost effective global development model. For its customers, it ensures that “BestShoring® delivers BestSolution™”.

While our business model is built around the development, implementation and maintenance of our suite of financial applications, under NFS™, NetSol has employed the same facilities and competencies to extend its offerings into related segments, including:

•	IT consulting & services
•	business intelligence
•	information security
•	independent system review
•	outsourcing services and software process improvement consulting
•	maintenance and support of existing systems
•	project management.

Our global operation is broken down into three regions: North America, Europe and Asia Pacific. All of the subsidiaries are seamlessly integrated to function effectively with global delivery capabilities, cross selling to multinational captives’ finance companies, centralized marketing organization and a network of employees connected across the globe to support local and global customers and partners.

Our Solutions

NetSol Financial Suite™

NetSol’s offerings include its flagship global solution, NFS™. A robust suite of five software applications, it is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract transactions. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle.  When used together, they fully automate the entire leasing/financing cycle for any size company including those with multi-billion dollar portfolios.

On October 24, 2013, we announced the introduction and global release of NFS Ascent™, the Company’s next generation platform, offering a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s™ architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 30 years.  The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment.  At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion dollar lease portfolios under various generally accepted accounting principles (GAAP), as well as international financial reporting standards (IFRS).  NFS Ascent™, with its distributed and clustered deployment across parallel application and high volume data servers, enables finance companies to process voluminous data in a hyper speed environment.

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to dramatically improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. We believe that the transition from NFS™ to NFS Ascent™ allows:

•	Improvement in overall productivity throughout the delivery organization:
	o	The new architecture and design of the system allows the delivery team to deliver more with less, thus potentially increasing the delivery of more projects in any given financial year.
o
The functionalities, like Business Process Manager, Workflow Engine and Business Rule Engine, will provide flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

o
The NFS Ascent™ platform and the SOA architecture allow us to develop portals and mobile applications rather quickly by utilizing our existing services. Integration with other systems should also be very easy and quick as we can expose our services to the external world for consumption.

o
The n-tier architecture allows us to better distribute the tasks among various team members and because of the loose coupling between various modules and layers, the risk of regression in other parts of the system as a result of changes made in one part of the system is reduced tremendously.

•	Improvement in talent acquisition and retention:

o	Because NFS Ascent™ has been developed using the latest technologies and tools available in the market, it is helping us in attracting and retaining top engineers.

•	Better customer satisfaction:

o	As a result of the powerful NFS Ascent™ platform and improvement in the talent acquisition and retention, the quality of our deliverables should increase.

NFS™ and NFS Ascent™ have the following as their constituent applications:

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

•           Dealer Auditor Access System (DAS). DAS is a web-based solution that can be used in conjunction with WFS or any third party wholesale finance system. It addresses the needs of dealer, distributor and auditor access in a wholesale financing arrangement.

•           Fleet Management System (FMS).  FMS is designed to efficiently handle all fleet management needs.  FMS is easily integrated with CMS and WFS as well as with any third party contract management system to ensure a single comprehensive system.  FMS key features include: a detailed tracking information on every driver and vehicle; customizable reports; periodic reporting on fleet related aspects; internet based access to information; integration with third party software; and, linkage to GPS for real time tracking.

mPOS

We are currently developing a new, platform agnostic, mobile technology application for use by our NFS™ customers.  The first mobility solution is focused on an IOS platform with plans to provide Android and MicroSoft platforms to our existing and new customers.  The first project has been initiated for Mercedes Benz Finance China focusing on iPads.   The initial application permits our customers to use the point of sale functionality focusing currently on the origination portion of the lending lifecycle by enabling sales users at the dealerships. Our future strategy could include enabling dealership sales users in later releases to cover additional functionality.

Regional NFS™ Offerings

While NFS Ascent™ is designed to be a truly global solution ready for customization in any market, the Company has historically provided products tailored to the various markets. It offers the following regional products in various markets:

LeasePak

In North America, NTA has and continues to develop the LeasePak Productivity modules as an additional companion set of products to operate in conjunction with the LeasePak base system licensed software. LeasePak streamlines the lease management lifecycle, while maintaining customer service and reducing operating costs. It is web-enabled and can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users.  It is easily scalable from a basic offering to a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and varying complexity of operations. It is part of the vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. It handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options and asset disposition.   Recently, it has been integrated with Vertex Series O.

LeasePak-SaaS

LeasePak Software-as-a-Service (“SaaS”offers a new deployment option whereby customers only require access to the internet and web browser to use the software. Customers pay for the use of the system through a monthly subscription fee. The monthly fee covers, use of the software, maintenance, support, hosting and other various items that reduce the overall cost and processing time of finance companies.  The LeasePak-SaaS targets small and mid-sized leasing and finance companies. The product dramatically reduces the customer’s IT spend by minimizing the cost of acquiring and maintaining expensive IT infrastructure and related administrative staff.

NTA’s solutions range now includes the SaaS business line, which provides an enhanced performance, while reducing the overall cost of ownership.  With an elastic cloud price, revenue stream predictability and improved return on investment for customers, management believes that its SaaS customers will experience the performance, the reliability and the speed usually associated with a highly scalable private cloud.

LeaseSoft

In addition to offering all NetSol products, NetSol Technologies Europe, Ltd. (“NTE”) has some regional offerings, including:

•	LeaseSoft Portal- introduced to support online access to proposals and for the foundation of web-based origination systems;
•	LeaseSoft Document Manager- introduced to facilitate the automation, production and distribution of proposal documentation, including indexation and branding of all outbound and inbound documents;
•	LeaseSoft Auto-Decision Engine- developed to provide automation of credit checking and underwriting for standards based financial products;
•	LeaseSoft EDI Manager- introduced to facilitate process automation between business introducers and funders; and
•	Evolve- launched to provide an entry level software package for own-book brokerages and small to medium size funders.

NFS™ Implementation Process

The implementation process may encompass additional services to the customer.  NetSol signs separate agreements for services, if required by the customers, which is independent of the license agreement. The implementation process can span from three to six months depending upon the complexity and scope.  For NFS™ Ascent, it is expected to be longer as the new technology is deployed and fine-tuned.  The implementation process also includes related software services such as configuration, data migration and any other additional third party interfaces. Even after implementation, customers seek enhancements and additions to improve their business processes. NetSol charges these efforts in a man-day rate. Post implementation, NetSol consultants may remain at the client site for a while to assist the customer in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all of the above steps is priced to bring value to our customers and increase our profitability from our interactions.

Pricing and Revenue Streams

The Company’s NFS™ revenue streams occur through the following three main areas:
•	Product licensing
•	Implementation related services
•	Maintenance and support related services

License fees can vary generally between $100,000 for SaaS minimal modules to over $2,000,000 for more robust multiple module implementations.  There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the customer; number of business users; and branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable.  However, revenue from sale of licenses with major customization, modification, and development is recognized on a percent of completion basis.  Implementation related services, including configuration, data migration and third party interfaces are recognized in accordance with the percentage of completion method.  Maintenance and support related services are then provided on a continued basis.  The annual maintenance fee, which typically is an agreed upon percentage of overall monetary value of the license, then becomes an ongoing revenue stream realized on yearly basis.  Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of “Unit of Work Completed.”

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

Growth in North America is expected to come from the huge potential market for replacement of legacy systems. NFS Ascent™ is aimed at providing a highly flexible solution based on latest technology and advanced architecture for the North American customers looking to replace their legacy systems.

Growth in NetSol’s traditionally strong base in Asia Pacific is expected through diversification across market segments, to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and maintenance revenues by offering enhanced features and new solutions to emerging customer needs.

In China, NetSol is a leader in the leasing and finance enterprise solution domain.  With this position, NetSol continues to enjoy demand for the current NFS™ solution, as well as NFS Ascent™. NetSol will continue strengthening its position within existing multinational auto manufacturers, as well as, local Chinese captive finance and leasing companies.

In Thailand, NetSol established an alternate development, delivery and sales center transferring key personal and knowledge to the region. Our operation in Bangkok serves a very robust and growing market for leasing companies and regional banks. Within two years, NetSol Thai has become our second biggest market in APAC with new fortune 500 clients added.

Virtual Lease Services

Virtual Lease Services (VLS) was acquired by NTE together with its joint venture partner, Investec Bank.  The acquisition was designed to bolster growth in services sectors complementing our core solutions offerings.  VLS offers a complete business process outsourcing service to the Asset Financing and Leasing industry and through its shareholders is uniquely positioned to offer systems, processes and funding to its clients.  VLS continues to win new programs with leading equipment vendors and suppliers and has become the de facto leader of outsourcing services to the growing UK chip and pin vendor market.  A cornerstone of VLS’s range of services, Portfolio Management, is providing further identified opportunities for start-up businesses, those in run-down mode as well as portfolio acquirers.

Alliances and Joint Ventures

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group  called NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company.  NetSol-Innovation provides support services enabling the Innovation Group to scale solution delivery operations in key growth markets. NetSol-Innovation operations are centered in NetSol’s delivery center in Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding.  The outsourcing model between the Innovation Group and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance, technical communication as well as project management for development of software for the Innovation Group.  Today, NetSol has developed extensive expertise across the insurance domain making it a center of excellence.

Initiated with a 10 person outsourcing team in Lahore in February 2005, this arrangement has extended to 165 persons with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from the Innovation Group. Prominent Innovation Group’s customers being serviced from Lahore include GuideOne USA, Homesite USA, UPC USA, MDU UK and Real Australia.

Other Alliances

Daimler Financial Services (“DFS”) Asia Pacific has established an “Application Support Centre (ASC)” in Singapore to facilitate the regional companies in NFS™ related matters. This ASC is powered by highly qualified technical and business personnel. ASC NFS in conjunction with our Asia Pacific Region are supporting DFS companies in seven different countries in Asia and this list can increase as other DFS companies from other countries also opt for NFS™.  In July 2008, the Company entered into a Frame Agreement with Daimler Financial Services AG (“DFS”) for the Asia Pacific and Africa regions.  This agreement was renewed in October 2010 for an additional 3 year term and renewed again in 2013.  The agreement serves as a base line for use of the NFS™ products by DFS companies and affiliated companies.

NTE's strategic relationship with Neptune Software plc has provided the Company with the opportunity to further develop its business in Africa. Neptune has a number of banking clients in Africa whose interest in leasing and asset finance is demonstrably increasing, this being driven by a number of fiscal factors and the desire in the region to mechanise agricultural production in particular.

NetSol is a member of the world’s largest equipment leasing association, the Equipment Leasing and Finance Association of North America, or ELFA.  Boasting more than 575 members, the ELFA is a strong presence in the $827 billion North American market.

The Company remains willing to explore mergers and acquisition opportunities with a focus on those that provide immediate, strong, bottom line benefits.  Management believes that an ideal target will fulfill one or more of these criteria:
•	Geographic synergy/extending or providing a foot print in a market
•	Unique and/or complimentary product lines
•	Additional and cost effective development hubs
•	Complimentary or new customers in a previously untapped market

While there is no guaranty that an acquisition which appears to be sound will ultimately benefit the Company, management continues to analyze the price, value and market of any potential target.

Technical Affiliations

The Company is a Microsoft Certified GOLD Partner and an Oracle Certified Partner.

Marketing and Selling

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2015 and beyond.    The objective of the Company's marketing program is to create and sustain preference and loyalty for NetSol as a leading provider of enterprise solutions, e-services consulting, software solutions and business process outsourcing.  Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website.  In addition, Corporate Marketing oversees engineers as well as central marketing and communications programs for use by each of the business units.

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

Geographically, NetSol has operations on the West Coast of the United States, Central Asia, Europe, and the Asia Pacific regions.

The Asian continent, including Australia and New Zealand, from the perspective of marketing, are targeted by the Asia Pacific Region from its Bangkok, Beijing and Lahore facilities.  The marketing for our core offerings in the Americas and Europe is carried out from our San Francisco Bay Area and London Metropolitan area offices.

People and Culture

The Company believes it has developed a strong corporate culture that is critical to its success. Its key values are delivering world-class quality software, client-focused timely delivery, leadership, long-term relationships, creativity, openness and transparency and professional growth. The services provided by NetSol require proficiency in many fields, such as software engineering, project management, business analysis, technical writing, sales and marketing, and communication and presentation skills.

With the cost of programmers and developers on the rise, we have ramped up new talent hiring and retention. Due to the growing demand for our core offerings and IT services, retention of technical and management personnel is essential.  We have enhanced the compensation structure for our technical teams and senior management to stay ahead of global and regional competition. As a result, we have improved IT employee turnover from almost 20% in 2012 to less than 8% today. This is a significant milestone towards building capacity and driving revenue growth.  In addition, we are committed to improving key performance indicators such as efficiency, productivity and revenue per employee.

To encourage all employees to build on our core values, we reward teamwork and promote individuals that demonstrate these values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based.  NetSol is an equal opportunity employer with over 25% female employees with the biggest concentration in Lahore and our U.S. headquarters.

NetSol believes it should give back to the community and employees as much as possible.  Certain of our subsidiaries are located in regions where basic services are not readily available.  Where possible, NetSol acts to not only improve the quality of life of its employees but the standard of living in these regions.  Examples of such programs are:

•	Humanitarian Relief-- We are all aware of the devastation that can be wrought by natural disasters. NetSol has historically supported earthquake and flood relief where the need is the greatest.
•
Literacy Program-- launched to educate low paid illiterate employees of the organization. The main objective of this program is to enable these resources to acquire basic reading, writing and arithmetic skills.

•
Noble Cause Fund--A noble cause fund has been established to meet medical and education expenses of the children of low paid employees. NetSol employees voluntarily contribute a fixed amount every month to the fund and the Company matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals, outside NetSol.

•
Day Care Facility--NetSol’s human resources are its key assets and thus the Company takes numerous steps to ensure the provision of basic comforts to its employees. In Pakistan, the provision of outside pre-school child care is a rarity. With this in mind, a child day care facility has been created in close proximity to NetSol offices providing employees with peace of mind knowing their children are nearby and being taken care of by qualified staff in a child friendly facility.

•
Preventative Health Care Program--In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid and Flu on a routine basis.

There is significant competition for employees with the skills required to perform the services we offer. The Company runs an elaborate training program for different cadre of employees to cover technical skills and business domain knowledge, as well as communication, management and leadership skills.  The Company believes that it has been successful in its efforts to attract and retain the highest level of talent available, in part because of the emphasis on core values, training and professional growth. We intend to continue to recruit, hire and promote employees who share our vision.

As of June 30, 2014, we had 1,379 full-time employees and 10 part-time employees; comprised of 1,042 IT project and technical personnel; and 347 non-IT personnel.  The non-IT personnel include 36 employees in management, 63 employees in sales and marketing, 36 employees in accounting, 40 in customer support, and 172 in general and administration.  None of our employees are subject to a collective bargaining agreement.

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

In the NFS™ business space, the barriers to entry are getting higher. The products are becoming more cutting-edge while richness in functionality is paramount. Older companies have prolonged the life of their legacy products by creating web-based front ends, while the core of the systems has not been re-engineered.  In the case of NFS™, we compete chiefly against leading suppliers of IT solutions to the financial industry, including names such as White Clarke, Fimasys, International Decision Systems (IDS), Data Scan, CHP Consulting, 3i Infotech, Finnone and Nucleus Software.

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

Customers

NetSol customers include world renowned auto manufacturers through their finance arms and large regional banks.  In addition, NetSol provides offshore development and testing services to Innovation Group Plc UK and their blue chip global insurance giants like Allstate, Cendent, etc. NetSol-Innovation contributes to about 13.7% of NetSol’s revenues. NetSol is also a strategic business partner for Daimler (which consists of a group of many companies in different countries), which accounts for 17.42% of our revenue. Toyota Motors (which consists of a group of many companies in different countries) accounts for 7.24% of our revenues. Nissan Auto Finance (which consists of a group of many companies in different countries) accounts for 6.3% of our revenues.

Global Operations and Geographic Data

The Company divides its operations into three regions the Americas, Europe and Asia Pacific.  The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

The Americas

At NetSol Technologies Americas, Inc. (“NTA”) the operations are led by Farooq Ghauri.  Mr. Farooq Ghauri is a technology industry expert with a proven track record in driving the rapid expansion of an industry leading global software organization. He has been working in NTA since 2008 as an active member of the management team.  He has worked in NetSol’s Pakistan, China, Australia, Thailand and US offices providing him with the complete understanding of NetSol’s global operations in an industry that is rapidly expanding and changing.

Europe

NTE is headed by Jeffrey Andrews, as Operations Director, Tony Langford as head of sales in the U.K. and Tim O'Sullivan as head of sales, Europe.

VLS is led by Louise Ikonomides. As Managing Director and founding shareholder of VLS, Ms. Ikonomides has been with VLS since its inception in 1999 and with NetSol since the VLS acquisition.

Asia Pacific Region

NetSol Technologies, Ltd., a majority owned subsidiary of parent company is located in Lahore, Pakistan and is headed by Salim Ghauri as its CEO.  Mr. Ghauri is a co-founder of NetSol Technologies and has been with the Company since 1996.

NetSol Beijing is headed by Naeem Aftab. He has been with NetSol for over 10 years where he has gained valuable experience in both technology and management.

NetSol Thai is headed by Asad Ghauri as President of Asia Pacific Region which is run from our Bangkok office. Mr. Asad Ghauri has been with NetSol for almost 10 years and was elected for the first time to NetSol’s board of directors in June 2014.

The Global Sales Division is headed by Naeem Ghauri as President of Sales from the NetSol Thai offices located in Bangkok. Mr. Naeem Ghauri has been with NetSol since 1999 and has over 25 combined years of experience in business and IT. He is also a member of the board of directors of the parent Company.

The Asia Pacific region including Australia/New Zealand and the Middle East, is targeted from the Asia Pacific region offices located in Beijing China; Bangkok, Thailand; and Lahore, Pakistan.  While Lahore continues to be a mainstay of the Company’s delivery and research and development, Bangkok’s expanded delivery and research and development facility has grown into a vibrant delivery center as well as a back-up to the Lahore facility.  With the continued growth of the Chinese market, our Beijing office continues to expand as both a sales and support facility.  Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential markets.

Our Asia Pacific Region accounted for approximately 69.06% of our revenues in 2014 and our North America and European regions together accounted for approximately 30.94% of our revenues in 2014.  Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K.  See note 17 of Notes to Consolidated Financial Statements under Item 8.

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

Intellectual Property

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information.   The NetSol logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan.   The NetSol logo and BestShoring® name has been registered with the U.S. Patent and Trademark Office. An application has been filed to trademark the NFS Ascent™ with the U.S. Patent and Trademark Office and is currently being processed. The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.

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

ITEM 1A RISK FACTORS

Not applicable

ITEM 2 -PROPERTIES

Leased Properties

Our corporate headquarters are located in an approximately 7,210 square foot building that we lease at 24025 Park Sorrento, Suite 410, Calabasas, CA 91302.

Other leased properties as of the date of this report are as follows:

Location	Square Footage	Purpose/Use
Alameda, CA	4,298	Computer & General Office
Beijing, China	13,655	General Office
Bangkok, Thailand	3,864	Computer and General Office
Horsham, UK (NetSol Europe)	9,916	Computer and General Office
London, UK (VLS)	3,010	Computer & General Office
NetSol Connect (Karachi Office)	4,500	General Office
NetSol PK (Pindi Office)	2,250	General Office
Sydney, Australia	1,130	General Office

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space.

Owned Properties

The Lahore Technology Campus consists of 50,000 square feet of computer and general office space.  This facility is state of the art and fully dedicated for IT and software development.  Title to this facility is held by NetSol PK In addition, NetSol PK owns three town houses which are adjacent to the main building and provide an additional 6,400 square feet.  Due to the ever growing requirements of resources, the company started construction of its new building which is adjacent to the current one. This new building will have a covered area of approximately 90,000 square feet with the capacity to house approximately 1,000 additional resources. Construction of the building is currently in process with two floors operational and the remaining building is expected to be completed during the coming fiscal years.

ITEM 3 - LEGAL PROCEEDINGS

On July 25, 2014, a Federal Securities class action lawsuit entitled Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., Najeeb Ghauri, Naeem Ghauri, and Salim Ghauri was filed in Central District of California.  The action generally alleges the Company violated certain federal securities laws by allegedly issuing false and misleading statements regarding the Company’s product and business prospect of that product.  Specifically, the complaint alleges the next generation product did not exist as of November 8, 2011 and there was no reasonable basis for stating that there was a growing interest or serious interest in the product; the product had been gaining momentum or that it had been well received. The plaintiff has alleged the class period to be between November 12, 2009 and November 8, 2013. The complaint initially alleges damages of $1,000,000.  The Company has engaged counsel and believes the lawsuit to be meritless and intends to vigorously defend the action including but not limited to motions to dismiss. As of the date of this report, a class had not yet been established.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

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

Fiscal Year 2014	High	Low
First Quarter	$12.10	$9.70
Second Quarter	$10.45	$4.25
Third Quarter	$7.09	$4.40
Fourth Quarter	$4.82	$3.60

Fiscal Year 2013	High	Low
First Quarter	$6.95	$4.00
Second Quarter	$6.75	$5.45
Third Quarter	$13.74	$5.88
Fourth Quarter	$14.01	$9.14

RECORD HOLDERS - As of September 5, 2014, the number of holders of record of the Company's common stock was 169.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	920,586(1)	$6.76(2)	780,620(3)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	920,586	$6.76	780,620

(1)
Consists of 1,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 11,000 under the 2004 Incentive and Nonstatutory Stock Option Plan; 115,462 under the 2005 Incentive and Nonstatutory Stock Option Plan; 130,000 under the 2011 Incentive and Nonstatutory Stock Option Plan; and 500,000 under the 2013 Incentive and Nonstatutory Stock Option Plan.

(2)	The weighted average of the options is $6.76.
(3)
Represents 87 available for issuance under the 2002 Incentive and Nonstatutory Stock Option Plan; 2,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 39,474 under the 2004 Incentive and Nonstatutory Stock Option Plan; 59,053 under the 2005 Incentive and Nonstatutory Stock Option Plan and 680,006 under the 2013 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

In April 2014, the Company issued 25,000 shares to employees as part of their compensation for services rendered for the quarter ended March 31, 2014.  The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

In April 2014, the Company issued 1,725 shares to its independent directors as part of their compensation for services rendered for the quarter ended March 31, 2014. The shares were issued based on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2014.  It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlight for 2013-2014 were:

•
The introduction and global release of our next generation platform NFS Ascent™. NFS Ascent™'s architecture and user interfaces are a result of our collective experience with global Fortune 500 companies over the past 30 years.  The platform's framework allows auto captive and asset finance companies to rapidly transform legacy dependent information technology into a state-of-the-art IT and business process environment.

•	The first roll-out and go-live of NFS Ascent™ at Nissan Leasing (Thailand) Co., Ltd.
•	A multimillion dollar deal for the implementation of NFSTM at an automobile manufacturers in China.
•	A multimillion dollar deal for the implementation of the WFS module of NFS Ascent™ at a Japanese automobile manufacturer in Thailand.
•	A new LeaseSoft project with a private equity backed asset finance business in UK.
•	A global luxury car manufacturer and finance company in China implemented NetSol's mPOS (mobile point of sale) solution across its dealer network in China.
•	The Company was awarded "First Rate and Best Selling Leasing and Finance Solution" at this year's China Leasing Summit for its flagship product, NFS™
•	Profitable sale of Vroozi, Inc.

Our success, in the near term, will depend, in large part, on the Company's ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals; (c) make progress in the North American and European markets and, (d) continue to streamline sales and marketing efforts in every market we operate. However, management's outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive 3-5 year growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The growth strategy contemplates the following enhanced activities and initiatives to accomplish these goals:

•
We anticipate our total technical headcount to increase from 834 at the NetSol PK technology campus to at least 1,000. This includes the new hires for NFS Ascent™ and our existing employees for our NFS legacy systems.

•	Continue to advance infrastructure and systems in Lahore, Bangkok and San Francisco locations.
•	Strengthen the NetSol brand in the Americas and further penetration in APAC markets such as China, Thailand, Indonesia, Australia and New Zealand.
•	Hire and retain the best available talent to develop the next line of managers for our growing demand.
•
Develop the sales and delivery capabilities for the Americas markets, in particular the growth in the US auto and banking sectors. A shift in revenue contribution from the Americas markets would improve both gross and net operating margins due to the volume and size of US contracts; and, further position NetSol to deliver and support the new growth and technology dimensions in IT services, maintenance, mobile apps and cloud based solutions.

•	Maintain the quality of our delivery, after delivery support, and client relationships.
•	We plan to aggressively market NFS Ascent™ in Europe and North America to penetrate the auto captive leasing and financing sectors.

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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	Improving US economy generally, and particularly in the auto and banking markets.
•	Slowly improving economic environment in the UK and major European economies.
•	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia and Australia.
•	Interest of global companies in NetSol’s next generation solution.
•	Growing interest in Japan for IT services and NFS™ applications within banking, equipment finance and general leasing industries.
•	Strong Chinese GDP growth with continued upward momentum in auto sales, driving leasing volumes at both the consumer and corporate levels.

Negative trends:

•	Geopolitical unrest in the Middle East.
•	The delay in issuance of China Bank Regulatory Commission licenses in China due to reformed financial regulations.
•	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.
•
The threats of conflict between the US and Middle eastern region could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

•	Continued conflicts in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.
•	Internal political challenges in Pakistan has affected economy and image.

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

COST OF REVENUES

Cost of revenues includes salaries and benefits for technical employees, consultant costs, amortization of capitalized computer software development costs, depreciation of computer and equipment, travel costs, and indirect costs such as rent and insurance.

INTANGIBLE ASSETS

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated present value of future net income from the product. If such evaluations indicate that the unamortized software development costs exceed the present value of expected future net income, the Company writes off the amount which the unamortized software development costs exceed such present value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis.

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

The source of the Company’s goodwill relates to the acquisition of four companies.  NetSol PK operates in the Asia Pacific region; CQ Systems (now NetSol Technologies Europe Limited) and VLS both operate in Europe; and McCue Systems ( now NetSol Technologies Americas, Inc.) operates in the North American region. All these geographies are considered as different reporting segments. Goodwill arising from the acquisition of these companies has been allocated to their respective geographical segments to which they relate. While identifying reporting segments, we take into consideration the reports reviewed by the CEO (chief operating decision maker). As our financial reports are analyzed on this regional basis, we have defined this as segment reporting for purposes of goodwill impairment testing. The reporting unit detail of goodwill as of June 30, 2014 and 2013 is given below:

	As of June 30, 2013	Impairment	As of June 30, 2014
NetSol PK	$1,166,610	$-	$1,166,610
NetSol Omni	136,762	(136,762)	-
NTE	3,471,814	-	3,471,814
VLS	214,044	-	214,044
NTA	4,664,100	-	4,664,100
Total	$9,653,330	$(136,762)	$9,516,568

The Company tests for goodwill impairment at each reporting unit.  The Company had $136,762 of goodwill related to Omni, whose assets and business were consolidated into NetSol PK.  As such, the goodwill was considered impaired at June 30, 2014 and the Company recorded an impairment of $136,762 which is recorded in general and administrative expenses on the accompanying consolidated statements of operations.  There was no goodwill impairment for the year ended June 30, 2013

As the fair value of all reporting units exceeded the carrying values, no impairment was identified in the consolidated financial statements. The following table sets forth the percentage by which the fair value exceeds the carrying value for all reporting units as of June 30, 2014:

Reporting Units	Percentage by which fair value exceeds carrying value
NetSol PK	65.87%
NTE	30.61%
VLS	25.86%
NTA	93.06%

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2014 COMPARED TO THE YEAR ENDED JUNE 30, 2013

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2014 and 2013 as a percentage of revenues.

	For the Year Ended June 30,
	2014	%	2013	%
Net Revenues:
License fees	$5,433,053	14.93%	$17,756,447	35.62%
Maintenance fees	10,527,216	28.93%	9,550,471	19.16%
Services	15,453,740	42.7%	18,807,962	37.73%
Services-related party	4,970,794	13.66%	3,734,583	7.49%
Total net revenues	36,384,803	100.00%	49,849,463	100.00%

Cost of revenues:
Salaries and consultants	15,621,806	42.93%	11,256,982	22.58%
Travel	1,705,554	4.69%	1,673,988	3.36%
Depreciation and amortization	6,844,588	18.81%	3,666,102	7.35%
Other	3,548,392	9.75%	3,704,667	7.43%
Total cost of revenues	27,720,340	76.19%	20,301,739	40.73%

Gross profit	8,664,463	23.81%	29,547,724	59.27%
Operating expenses:
Selling and marketing	4,572,108	12.57%	3,387,803	6.80%
Depreciation and amortization	1,886,148	5.18%	1,555,402	3.12%
General and administrative	15,046,328	41.35%	10,994,053	22.05%
Research and development cost	249,712	0.69%	158,821	0.32%
Total operating expenses	21,754,296	59.79%	16,096,079	32.29%

Income (loss) from operations	(13,089,833)	-35.98%	13,451,645	26.98%
Other income and (expenses)
Gain (loss) on sale of assets	(229,805)	-0.63%	3,682	0.01%
Interest expense	(255,677)	-0.70%	(663,967)	-1.33%
Interest income	261,251	0.72%	185,343	0.37%
Gain on foreign currency exchange transactions	50,777	0.14%	1,367,448	2.74%
Share of net income (loss) from equity investment	(545,483)	-1.50%	482,664	0.97%
Amortization of financing costs	-	0.00%	(635,882)	-1.28%
Other income	50,578	0.14%	148,298	0.30%
Total other income (expenses)	(668,359)	-1.84%	887,586	1.78%

Net income (loss) before income taxes	(13,758,192)	-37.81%	14,339,231	28.77%
Income tax provision	(338,282)	-0.93%	(465,426)	-0.93%
Net income (loss) from continuing operations	(14,096,474)	-38.74%	13,873,805	27.83%
Income (loss) from discontinued operations net of gain on disposal	1,158,752	3.18%	(1,785,750)	-3.58%
Net income (loss)	(12,937,722)	-35.56%	12,088,055	24.25%
Non-controlling interest	1,581,675	4.35%	(4,224,912)	-8.48%
Net income attributable to NetSol	$(11,356,047)	-31.21%	$7,863,143	15.77%

The following table represents revenues by each subsidiary and corresponding geographical region:

	2014		2013
	Revenue	%	Revenue	%
Corporate headquarters	$-	0.00%	$-	0.00%

North America:
NTA	4,729,908	13.00%	5,796,484	11.63%
	4,729,908	13.00%	5,796,484	11.63%

Europe:
NTE	4,471,175	12.29%	6,183,202	12.40%
VLS	2,058,136	5.66%	1,655,440	3.32%
	6,529,311	17.95%	7,838,642	15.72%
Asia-Pacific:
NetSol PK	14,609,179	40.15%	22,605,831	45.35%
Netsol-Innovation	4,970,794	13.66%	3,734,583	7.49%
Connect	863,620	2.37%	760,795	1.53%
Abraxas	639,218	1.76%	1,359,322	2.73%
NTPK Thailand	1,106,887	3.04%	7,433,758	14.91%
NetSol Beijing	2,935,886	8.07%	320,048	0.64%
	25,125,584	69.06%	36,214,337	72.65%
Total	$36,384,803	100.00%	$49,849,463	100.00%

Revenues

License fees

License fees for the year ended June 30, 2014 were $5,433,053 compared to $17,756,447 for the year ended June 30, 2013 reflecting a decrease of $12,323,394.  During the fiscal year ended June 30, 2013, we signed 10 licensing deals in excess of $1MM recognizing approximately $13.7MM in licensing revenue compared to two licensing deals in excess of $1MM recognizing approximately $2.2MM for the fiscal year ended June 30, 2014.

After the announcement of the next generation product, NFS AscentTM, in October 2013, we were anticipating this decline in license revenue. During our fiscal year 2014, we were passing through the transitional phase from our legacy system to NFS AscentTM. Some of the deals for the legacy system, which were in the pipeline at the time we announced NFS AscentTM, were put on hold as we were experiencing more interest from potential customers in NFS AscentTM. The delay in signing new deals for both the legacy product as well as NFS AscentTM has resulted in a decline in the overall license revenue in 2014. However, our pipeline of potential new business remains strong and we anticipate closing deals and beginning implementing NFS AscentTM during the fiscal year 2015.

Maintenance fees

Maintenance fees for the year ended June 30, 2014 were $10,527,216 compared to $9,550,471 for the year ended June 30, 2013 reflecting an increase of $976,745.  Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2013 and into fiscal year 2014.  During the fiscal year ended June 30, 2014, we added new customers representing approximately $870,000 in new maintenance fees. We anticipate maintenance fees to remain flat until we are able to license NFS Ascent™ to new customers.

Services

Services income for the year ended June 30, 2014 were $20,424,534 compared to $22,542,545 for the year ended June 30, 2013 reflecting a decrease of $2,118,011. Service revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process. During the year ended June 30, 2014, our current customers continued to request changes/customizations for their current systems.  However, due to the decline in license revenue, the services associated with implementing new systems declined significantly, which adversely impacted our services revenue for the year.

Service revenue related to change requests and other services was $17.4MM or 85% of total service revenue and $18.0MM or 80% of total service revenue for the years ended June 30, 2014 and 2013, respectively.  Service revenue related to implementations and configurations was $3.0MM or 15% of total service revenue and $4.5MM or 20% of total services revenue for the years ended June 30, 2014 and 2013, respectively.

Gross Profit

The gross profit was $8,664,463, for the year ended June 30, 2014 as compared with $29,547,724 for the year ended June 30, 2013. This is a decrease of 70.68% or $20,883,261. The gross profit percentage for the year ended June 30, 2014 also decreased to 23.81% from 59.27% for the year ended June 30, 2013.  The decrease in the gross profit is due to a decrease in revenues and an increase in the cost of sales.  The cost of sales was $27,720,340 for the year ended June 30, 2014 compared to $20,301,739 for the year ended June 30, 2013. As a percentage of sales, cost of sales increased from 40.73% for the year ended June 30, 2013 to 76.19% for the year ended June 30, 2014.

Salaries and consultant fees increased by $4,364,824 from $11,256,982 for the year ended June 30, 2013 to $15,621,806 for the year ended June 30, 2014.  The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China and North America as we anticipate new projects associated with NFS Ascent™.  In order to prepare for growth with our new product NFS AscentTM, we have continued to focus on hiring technical personnel.  We had 657, 832 and 1,042 technical employees as of June 30, 2012, 2013 and 2014, respectively.  As a percentage of sales, salaries and consultant expense increased from 22.58% for the year ended June 30, 2013 to 42.93% for the year ended June 30, 2014. We anticipate hiring approximately 150 technical employees during fiscal year 2015.

Depreciation and amortization expense increased to $6,844,588 compared to $3,666,102 for the year ended June 30, 2013 or an increase of $3,178,486. Depreciation and amortization expense increased as we began amortizing the product licenses costs that had been capitalized related to the NFS Ascent™ development.  Due to our emphasis on NFS Ascent™, we decided to discontinue two software products, and we fully amortized them as of June 30, 2014.  Included in the $6.8MM depreciation and amortization expense is approximately $1.4MM of amortization for these products.

Operating Expenses

Operating expenses were $21,754,296 for the year ended June 30, 2014 as compared to $16,096,079, for the year ended June 30, 2013 or an increase of 35.15% or $5,658,217. As a percentage of sales, it increased from 32.29% to 59.79%.  The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $1,184,305 or 34.96% and an increase in general and administrative expenses of $3,915,513 or 36%.

The increase in selling and marketing expenses is due to the increase in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally. We increased the number of sales and marketing  employees from 52 at June 30, 2013 to 63 at June 30, 2014.

The increase in general and administrative expenses is primarily due an increase in salaries of approximately $2.4MM due to annual raises, hiring of additional employees, cash bonuses, share grants, and options, an increase in bad debts of approximately $608,000, an increase in legal fees of approximately $360,000 and an impairment of goodwill of $137,000.

Income/Loss from Operations

Loss from operations was $13,089,833 compared to income of $13,451,645 for the year ended June 30, 2014 and 2013, respectively. This represents a decrease of $26,541,478 for the year ended June 30, 2014 compared with the year ended June 30, 2013.  As a percentage of sales, net loss from operations was 35.98% for the year ended June 30, 2014 compared to net income of 26.98% for the year ended June 30, 2013.

Other Income and Expenses

Other expenses were $668,359 for the year ended June 30, 2014 compared to income of $887,586 for the year ended June 30, 2013. The main reason for this shift to expense compared to other income in 2013 is the strength of the foreign currencies against the US dollar. For the year ended June 30, 2013, the Pak Rupee and the Thai Baht, along with other currencies, had greatly depreciated against the US dollar, and as a result, we  recorded an exchange gain of $1,367,448 whereas the overall exchange gain remained at $50,777 for the year ended June 30, 2014.

Discontinued Operations

For the year ended June 30, 2014, net income from discontinued operations after adjusting the gain on disposal was $1,158,752 compared to a loss of $1,785,750 for the year ended June 30, 2013.  On March 31, 2014, we sold 100% of our stock in Vroozi, Inc. for a purchase price of $2,716,050 and recognized a $1,870,871 gain on the sale.  We reclassified Vroozi’s net loss for the periods presented from continuing operations to discontinued operations.

Net Income/Loss

Net loss was $11,356,047 for the year ended June 30, 2014 compared to net income of $7,863,143 for the year ended June 30, 2013.  This is a decrease of $19,219,190 compared to the prior year. Net loss per share, basic and diluted, was $1.25 for the year ended June 30, 2014 compared to net income per share, basic and diluted, of $0.96 and $0.95 for the year ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We note that our cash position was $11,462,695 at June 30, 2014, compared to $7,874,318 at June 30, 2013.

Net cash provided by operating activities was $18,634,902 for the year ended June 30, 2014 compared to $13,845,819 for the year ended June 30, 2013. At June 30, 2014, we had current assets of $26,862,560 and current liabilities of $14,613,515. We had accounts receivable of $7,635,775 at June 30, 2014 compared to $14,684,212 at June 30, 2013.  We had revenues in excess of billings of $2,377,367 at June 30, 2014 compared to $15,367,198 at June 30, 2013.  During the year ended June 30, 2014, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased $20,038,268 from $30,051,410 at June 30, 2013 to $10,013,142 at June 30, 2014. The decrease is due to our efforts to collect these balances as they become due and a decrease in license and service revenue. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,234,887 and $5,791,258, respectively at June 30, 2014. The average days sales outstanding for the years ended June 30, 2014 and 2013 were 201 days for each year. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $14,739,798 for the year ended June 30, 2014, compared to $14,472,252 for the year ended June 30, 2013. We had net purchases of property and equipment of $13,236,136 compared to $8,958,876 for the comparable period last fiscal year. The increase in intangible assets which represents amounts capitalized for the development of new products was $3,385,151 for the year ended June 30, 2014 and $4,832,459 for the year ended June 30, 2013. The company also received $1,810,700 for the sale of Vroozi.

Net cash used in financing activities was $233,144 and the net cash provided by financing activities was $1,690,794 for the years ended June 30, 2014, and 2013, respectively. The year ended June 30, 2014 included the cash inflow of $709,436 from the exercising of stock options and warrants compared to $2,537,712 for the year ended June 30, 2013. During the year ended June 30, 2014, we had net payments for bank loans and capital leases of $2,880,840 compared to $630,714 for the year ended June 30, 2013. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note No. 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants.  As of June 30, 2014, we had approximately $11.46 million of cash, cash equivalents and marketable securities of which approximately $8.4 million is held by our foreign subsidiaries.  As of June 30, 2013, we had approximately $7.87 million of cash, cash equivalents and marketable securities of which approximately $4.77 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations.  If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $2.5 to $3.5 million for APAC, US and Europe new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties.  However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($511,440) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 ($1,704,800) for the acquisition VLS. This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost.  The Pakistani subsidiary, NetSol PK has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 262.5 million ($3,018,000) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Contractual Obligations

Our significant contractual obligations are as follows:

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt Obligations
Term Finance Facility	$632,527	$253,011	$253,011	$126,505	$-
HSBC Loan	835,899	346,138	489,761	0	-
D&O Insurance	54,547	54,547	-	-	-
Habib Bank Line of Credit	2,438,844	2,438,844	-	-	-
Bank Overdraft Facility	-	-	-	-	-
Bank Loan	2,024,087	2,024,087	-	-	-
Loan from Related Party	322,600	194,740	127,860
Capital Lease Obligations					-
Subsidiary Capital Leases	1,014,834	479,891	534,943		-
					-
Operating Lease Obligations					-
Non-cancellable operating lease	3,092,282	896,624	1,518,149	429,605	247,904
					-
Total	$10,415,620	$6,687,882	$2,923,724	$556,110	$247,904

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NetSol’s financial statements for the fiscal years ended June 30, 2014 and June 30, 2013, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol's financial statements for the fiscal years ended June 30, 2014 and June 30, 2013, there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2014. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2014 the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2014, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

ITEM 9B.                      OTHER INFORMATION

NONE

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2014, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2014 Annual Shareholders Meeting, a seven member board stood for election.  The members were elected and, according to the bylaws of the company shall retain their position as directors until the next meeting.  The board of directors is made up of:  Mr. Najeeb U. Ghauri, Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki, Mr. Mark Caton, Mr. Jeffrey Bilbrey and Mr. Asad Ghauri.

Committees

The Audit committee is made up of Mr. Burki as Chairman, and Mr. Caton, Mr. Beckert and Mr. Bilbrey as members.  The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert, Mr. Burki and, Mr. Bilbrey as its members.  The Nominating and Corporate Governance Committee consists of Mr. Beckert as Chairman and Mr. Burki, Mr. Caton and Mr. Bilbrey as its members.

The table below provides the membership for each of the committees during Fiscal Year 2014.
Director	Audit Committee		Compensation Committee		Nominating and Corporate Governance Committee

Najeeb Ghauri
Naeem Ghauri
Asad Ghauri *
Shahid J. Burki (I)	X	(C)	X		X
Eugen Beckert (I)	X		X		X	(C)
Mark Caton (I)	X		X	(C)	X
Jeffrey Bilbrey (I)	X		X		X

(I)	Denotes an independent director.
(C) *
Denotes the Chairperson of the committee.
Mr. Salim Ghauri did not stand for re-election to the board and was not a member of any of the committees.  Mr. Asad Ghauri was elected to the board in June 2014.  He is not a member of any of the committees.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The Board of Directors elects the executive officers of the Company annually. Each year the stockholders elect the Board of Directors. The executive officers serve terms varying terms until their death, resignation or removal by the Board of Directors. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	60	Chief Executive Officer, Chairman and Director	Brother to Naeem Ghauri
Roger Almond	2013	49	Chief Financial Officer	None
Patti L. W. McGlasson	2004	49	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Naeem Ghauri	1999	57	Director	Brother to Najeeb Ghauri
Boo-Ali Siddiqui	2009	39	Chief Accounting Officer	None
Shahid Javed Burki	2000	75	Director	None
Eugen Beckert	2001	67	Director	None
Mark Caton	2002	65	Director	None
Jeffrey Bilbrey	2013	43	Director	None
Asad Ghauri*	2014	37	Director	Nephew of Najeeb & Naeem Ghauri

*Mr. Salim Ghauri did not stand for re-election to the board. Mr. Asad Ghauri was elected to the board in June 2014.

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of the Board of NetSol Technologies, Inc.  Najeeb, has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer since October 2006, and is the founder of NetSol Technologies, Inc.

Najeeb oversees all seven subsidiaries of NetSol as well as the parent company in seven different locations worldwide.   As CEO, Mr. Najeeb Ghauri is responsible for managing the day-to-day operations of the Company, as well as analyzing and developing plans to drive the Company's overall growth and nurture new business.   With approximately 1,380 employees worldwide, under his leadership, NetSol has matured into a well-recognized name in the industry.

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

Najeeb was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. Najeeb Ghauri served as Vice Chairman of US Pakistan Business Council for two terms in 2006 and 2012. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan.

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

BOO-ALI SIDDIQUI served as NetSol’s Chief Accounting Officer since September 2013 to present and as  NetSol's Chief Financial Officer from April 2009 to September 2013.

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

Mr. Siddiqui holds a Bachelor of Commerce from Hailey College of Commerce, Lahore, University of The Punjab, Pakistan, is a Fellow Member of the Institute of Chartered Accountants of Pakistan (FCA), the Institute of Chartered Secretaries & Managers (FICS) and the Pakistan Institute of Public Finance Accountants (FPFA). He is also member of the Institute for Internal Controls USA and the Institute of Forensic Accountants of Pakistan. He completed his four years articleship from Ford Rhodes Sidat Hyder & Company a renowned accounting firm in Pakistan representing Ernst & Young International.

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

Mr. Burki was educated at Government College, Lahore from where he received M.Sc. in Physics; at Oxford University as a Rhodes Scholar from where he received M.A. (Hons) in Economics; at Harvard University as a Mason Fellow from where he received M.P.A. and also studied for Ph.D. in Economics (not completed). In 1997, he received a Diploma in Advanced Management from Harvard University’s Business School.  Mr. Burki has authored several books and articles on development issues including: Study of Chinese Communes (Harvard University Press, 1969); Pakistan Under Bhutto (Macmillan, 1990); Changing Perceptions, Altered Reality: Pakistan’s Economy Under Musharraf, 1999-2006 (Oxford University Press, 2007); Pakistan Historical Dictionary, (London, Scare Crow Press); South Asia in  the New World Order, (Routledge, London); and Pakistan Moving the Economy Forward (Lakore School of Economics, Lakore).

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

ASAD GHAURI was elected to the board of directors in June 2014.

Mr. Asad Ghauri is the President of Asia Pacific where he oversees the sales, marketing and product development programs for all new and existing markets and has held this position since 2011.   Mr. Asad Ghauri joined NetSol in 2004 as an associate business analyst where he assisted in demonstrating new products and applications to potential and new customers.  From 2008-2011, Mr. Ghauri was the Senior Vice President of Sales in Asia Pacific where he conducted research, aligned product offerings with customer requirements to produce the most desired results for customers and the most competitive prices.  He devised processes that would streamline sales goals, increase efficiency and decrease aggregate expenses. Mr. Ghauri earned his Bachelor of Business Administration in Computer Information System from James Madison University in Virginia in 2002.

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

ITEM 11- EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

NetSol Technologies’ Named Executive Officers, a group comprised of the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and the Secretary and General Counsel in the 2013-2014 fiscal year are the following individuals:

Najeeb Ghauri	Chief Executive Officer
Roger K. Almond	Chief Financial Officer
Boo-Ali Siddiqui	Chief Accounting Officer
Patti L. W. McGlasson	Sr. V.P. Legal and Corporate Affairs, Secretary and General Counsel

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

2014 Executive Compensation Components

For the fiscal year ended June 30, 2014, the principal components of compensation that our named executive officers were eligible to receive were:

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

Our Chief Executive Officer has an employment agreement that provides, if his employment is terminated without cause or if the executive terminates the agreement with Good Reason, he is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of the fourth anniversary of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for him and his family until the end of the employment term and through the end of the fourth anniversary of the date of termination.  Provided, however, if such benefits cannot be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued.  These agreements further provide for vesting of all options and restrictive stock grants, if any.

Our Chief Accounting Officer has an employment agreement that provides, if his employment is terminated without cause or if the executive terminates the agreement with Good Reason, he is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of the second anniversary of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for him and his family until the end of the employment term and through the end of the second anniversary from the date of termination.  Provided, however, if such benefits cannot be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued.  These agreements further provide for vesting of all options and restrictive stock grants, if any.

The Secretary of the Company has an employment agreement that provides, if she is terminated without cause or if the executive terminates the agreement with Good Reason, she is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of the second anniversary of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for her and her family until the end of the employment term and through the end of the second anniversary of the date of termination.  Provided, however, if such benefits cannot be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued.  These agreements further provide for vesting of all options and restrictive stock grants, if any.

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

Accounting for Stock-Based Compensation

Commencing on July 1, 2006, we began accounting for stock-based payments, including awards under our Employee Stock Option Plans, in accordance with the of Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2014 and June 30, 2013, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2014	$474,000	$166,667	$407,600	$248,996	(2)	$68,139	(3)	$1,365,402
CEO & Chairman	2013	$393,750	$-	$-		(2)	$75,141	(3)	$468,891
	2012	$389,063	$-	$32,500	$225,093		$78,884		$725,540
Roger K Almond	2014	$90,400	$-	$19,400	$-		$-		$109,800
Chief Financial Officer	2013	$-	$-	$-	$-		$-		$-
	2012	$-	$-	$-	$-		$-		$-
Boo-Ali Siddiqui	2014	$125,000	$-	$145,600	$-		$-		$270,600
Chief Accounting Officer	2013	$92,400	$-	$6,850	$-		$-		$99,250
	2012	$90,300	$-	$17,875	$-		$-		$108,175
Patti L. W. McGlasson	2014	$171,600	$5,000	$168,150	$-		$23,270	(4)	$368,020
Secretary, General Counsel	2013	$143,000	$-	$6,850	$-		$23,947	(4)	$173,797
	2012	$139,750	$-	$17,875	$-		$23,863	(4)	$181,488

(1) The stock was awarded as compensation to the officers.  See also Grants of Plan Based Awards.
(2) Consists of 200,000 options, nil options and 50,000 granted during fiscal years ended 2014, 2013 and 2012 respectively.  The options vest quarterly over one year.
(3)  Consists of $36,000, $36,000 and $36,000 paid for automobile and travel allowance, $16,758, $16,758 and $16,758 on account of life insurance and $15,381, $22,383 and $26,126 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
(4)  Consists of $9,000, $9,000 and $9,000 paid for automobile allowance and $14,270, $14,947 and $14,863 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2014, 2013 and 2012, respectively.

Grants of Plan-Based Awards

In June, 2014, Mr. Najeeb Ghauri was granted 50,000 shares of common stock of the Company, which vest quarterly. The shares were approved by the Compensation Committee as an incentive for the named officer.

In June, 2014, Mr. Boo-Ali Siddiqui and Ms. McGlasson were each granted 10,000 shares of common stock of the Company, which vest quarterly. The shares were approved by the Compensation Committee as an incentive for the named officers.

In June, 2014, Mr. Roger Almond was granted 5,000 shares of common stock of the Company. The shares vested immediately and were approved by the Compensation Committee as an incentive for the named officer.

In June, 2014, Ms. McGlasson was granted 5,000 shares of common stock of the Company vesting immediately.

In July, 2013, Mr. Boo-Ali Siddiqui and Ms. McGlasson were each granted 10,000 shares of common stock of the Company. The shares vested quarterly and were approved by the Compensation Committee as an incentive for the named officers.

In July, 2012, Mr. Boo-Ali Siddiqui and Ms. McGlasson were each granted 1,250 shares of common stock of the Company. The shares vested immediately and were approved by the Compensation Committee as an incentive for the named officers.

Discussion of Summary Compensation Table

The terms of our executive officers' compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee. The terms of Mr. Najeeb Ghauri’s employment agreement with the Company were the result of negotiations between the Company and the executive and were approved by our Compensation Committee and Board of Directors. The terms of Ms. McGlasson’s and Mr. Siddiqui’s employment agreement with the Company were the result of negotiations between our Chief Executive Officer and the employees and were approved by our Compensation Committee.   The terms of Mr. Almond’s consulting agreement with the Company were the result of negotiations between our Chief Executive Officer, Mr. Almond and were approved by our Compensation Committee.

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008, January 1, 2010 July 25, 2013 and again on June 30, 2014.  Changes made in the June 30, 2014 amendment are effective July 1, 2014.  Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the "CEO Agreement"), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five year term.   The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term.  Under the CEO Agreement, Mr. Ghauri is entitled to an annualized base salary of $497,700 and is eligible for annual bonuses at the discretion of the Compensation Committee.

Bonuses may be paid in cash or shares of common stock.  Mr. Ghauri also earns 12,500 shares of common stock for each quarter of service commencing with the first quarter ended September 30, 2014 through the end of the fiscal year.  Mr. Ghauri was granted options to purchase 200,000 shares common stock of which 25% of these options vest at the completion of each quarter.   Mr. Ghauri is entitled to six weeks of paid vacation per calendar year, receives a car allowance totaling $3,000 per month for the term of the CEO Agreement, and the Company shall pay premiums not to exceed $16,600 (or $4,150 quarterly) for life insurance for the Executive.

The CEO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CEO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 48 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 48 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the CEO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 30 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CEO Agreement by the Company. Under the CEO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CEO Agreement by Mr. Ghauri.

The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2007.  The above summary of the First Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2008.  The above summary of the Second Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 10-Q for the fiscal year ended December 31, 2009.  The above summary of the Third Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 8-K filed on July 26, 2013.  The above summary of the Fourth Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as an exhibit to the Company’s 8-K filed on July 3, 2014.

Consulting Agreement with Roger K. Almond

On September 9, 2013, Mr. Roger K. Almond was appointed to the position of Chief Financial Officer of NetSol Technologies, Inc.  Pursuant to the terms of his consulting agreement with the Company, Mr. Almond shall be paid on an hourly basis at the rate of $100 per hour with a minimum commitment of 20 hours per week.  The Agreement was amended on September 9, 2014 to extend the term to an additional one year period.

Employment Agreement with Boo-Ali Siddiqui

Effective April 1, 2010, the Company entered into an Employment Agreement with our Chief Accounting Officer, Mr. Boo-Ali Siddiqui. Pursuant to the Employment Agreement between Mr. Siddiqui and the Company (the "CAO Agreement"), the original term of Mr. Siddiqui’s agreement was automatically extended for 30 day periods from March 31, 2011.  According to the terms of the CAO Agreement, as amended, it automatically extends for an additional thirty-six month period unless notice of intent to terminate is received by either party at least two weeks prior to the end of the term. This Agreement was amended on July 25, 2013 and again on June 30, 2014.  Changes made in the June 30, 2014 amendment are effective July 1, 2014.  Under the CAO Agreement, as amended, Mr. Siddiqui is entitled to an annualized base salary of $125,000 and is eligible for annual bonuses at the discretion of the Chief Executive Officer.  Mr. Siddiqui shall also receive a total of 10,000 shares of common stock to be granted in 25% tranches upon each completion of a quarter of service commencing with the quarter ending September 30, 2014 and continuing until June 30, 2015.

The CAO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CAO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 24 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 24 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the CAO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 60 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CAO Agreement by the Company. Under the CAO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CAO Agreement by Mr. Siddiqui.

The above summary of the CAO Agreement is qualified in its entirety by reference to the full text of the CAO Agreement, a copy of which was filed as an exhibit to the Company’s 10-Q for the quarter ended December 31, 2009.  The above summary of the amendment to the CFO Agreement is qualified in its entirety by reference to the full text, a copy of which was filed as an exhibit to the Company’s 8-K filed on July 26, 2013 and the amendment filed as an exhibit to the Company’s 8-K filed on July 3, 2014.

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary, General Counsel and Sr. Vice President, Legal and Corporate Affairs, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement and its related amendments, between Ms. McGlasson and the Company (the "General Counsel Agreement"), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through June 30, 2017. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. The General Counsel Agreement was amended on July 25, 2013 and again on June 30, 2014 (the General Counsel Agreement and all amendments referred to as the “GC Agreement”). Changes made in the June 30, 2014 amendment are effective July 1, 2014. Under the GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $180,180 per annum, 10,000 shares of common stock to be granted in 25% tranches after each quarter of service, and is eligible for annual bonuses at the discretion of the Chief Executive Officer.  In addition, Ms. McGlasson is entitled to participate in the Company's stock option plans and, is entitled to six weeks of paid vacation per calendar year.

The General Counsel Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the General Counsel Agreement, if she terminates her employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, she shall be entitled to all remaining salary from the termination date until 24 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 24 months. She shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If she is terminated by the Company for Cause (as described below), or at the end of the employment term, she shall not be entitled to further compensation. Under the General Counsel Agreement, Good Reason includes the assignment of duties inconsistent with her title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 60 miles, if the Company asks her to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the General Counsel Agreement by the Company. Under the General Counsel Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform her duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the General Counsel Agreement by Ms. McGlasson.

The above summary of the General Counsel Agreement is qualified in its entirety by reference to the full text of the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2006 on September 27, 2006.  The above summary is also qualified in its entirety by reference to the full text of the Amendment to the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 10-Q for the quarter ended March 31, 2010.  The above summary is also qualified in its entirety by reference to the full text of the Amendment to the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 8-K filed on July 26, 2013.  The above summary is also qualified in its entirety by reference to the full text of the Amendment to the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 8-K filed on July 3, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2014, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Najeeb Ghauri	30,000		6.50	2/12/19
	50,000		7.50	11/7/21
	200,000		3.88	6/30/16
Roger K Almond	-		-
	-		-
Boo-Ali Siddiqui	-		-
	-		-
Patti L. W. McGlasson	1,000		16.50	7/7/15
	1,000		16.00	7/23/17

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2014, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$1,422,000	$-	$1,422,000
Bonus	-
Salary Multiple Pay-out	1,417,260
Bonus or Revenue One-time Pay-Out	363,848
Net Cash Value of Options	1,346,000

Total	$4,549,108	$-	$1,422,000

Boo-Ali Siddiqui, Chief Accounting Officer

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

The following table summarizes the potential payments to Mr. Siddiqui assuming his employment with us was terminated or a change of control occurred on June 30, 2014, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$62,500	$-	$62,500
Bonus	-
Salary Multiple Pay-out	186,875
Bonus or Revenue One-time Pay-Out	181,924
Net Cash Value of Options	-

Total	$431,299	$-	$62,500

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2014, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary	$171,600	$-	$171,600
Bonus	-
Salary Multiple Pay-out	513,084
Bonus or Revenue One-time Pay-Out	181,924
Net Cash Value of Options	32,500

Total	$899,108	$-	$171,600

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended June 30, 2014, other than Najeeb Ghauri, Naeem Ghauri and Asad Ghauri who are paid as part of their employment agreements with the Company or its subsidiaries and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARES AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	40,200	18,028	58,228
Shahid Javed Burki	46,900	21,029	67,929
Mark Caton	43,548	19,608	63,156
Jeffrey M. Bilbrey	33,500	15,016	48,516

(1)	During the fiscal year ended June 30, 2014, 5,173 shares were issued and 1,726 were accrued to be issued to independent directors.

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2014.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$134,000
Chairperson for Audit Committee	$13,400
Chairperson for Compensation Committee	$10,048
Chairperson for Nominating and Corporate Governance Committee	$6,700

164,148

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert, Mr. Burki and Mr. Bilbrey. During the fiscal year ended June 30, 2014.  There were no other members of the committee during the fiscal year ended June 30, 2014. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2014, or at any other relevant time, an officer or employee of the Company.

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

The 2002 plan authorizes the issuance of up to 200,000 options to purchase common stock of which 199,913 options have been granted.  The grant prices range between $3.00 and $50.00.

In March 2004, our shareholders approved the 2003 stock option plan.  This plan authorizes up to 200,000 options to purchase common stock of which 198,000 have been granted.  The grant prices range between $5.00 and $50.00.

In March 2005, our shareholders approved the 2004 stock option plan.  This plan authorizes up to 500,000 options to purchase common stock of which 460,526 have been granted. The grant prices range between $3.00 and $28.90.

In April 2006, our shareholders approved the 2005 stock option plan.  This plan authorizes up to 500,000 options to purchase common stock of which 440,947 have been granted.  The grant prices range between $3.00 and $26.20.

In June 2008, our shareholders approved the 2008 Equity incentive plan.  This plan authorizes up to 100,000 grants and/or options of common stock of which 100,000 have been granted. The grant prices range between $3.20 and $23.20.

In May 2011, our shareholders approved the 2011 Equity Incentive Plan.  This plan authorizes up to 500,000 grants and/or options of common stock of which 500,000 have been granted. The grant prices range between $3.00 and $16.70.

In July 2013, our shareholders approved the 2013 Equity Incentive Plan.  This plan authorizes up to 1,250,000 grants and/or options of common stock of which 69,994 have been granted. The grant price was $10.68.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of September 5, 2014, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

Name of Beneficial Owner		Number of Shares Beneficial Owned	Percentage
Najeeb Ghauri	(3)	485,296	5.02%
Naeem Ghauri	(3)	350,981	3.68%
Eugen Beckert	(3)	34,044	*
Jeffery Bilbrey	(3)	5,114	*
Shahid Javed Burki	(3)	52,686	*
Mark Caton	(3)	29,429	*
Asad Ghauri	(3)	52,334	*
Patti McGlasson	(3)	47,384	*
Boo-Ali Siddiqui	(3)	27,834	*
Roger Almond	(3)	5,000	*
All officers and directors as a group (ten persons)		1,090,102	11.40%

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
(2)  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 11, 2014, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes shares issuable upon exercise of options exercisable within 60 days, as follows: Mr. Najeeb Ghauri, 85,000; Mr. Naeem Ghauri, 75,962; Mr. Eugen Beckert, 10,000; Mr. Shahid Burki, 10,000; and Ms. Patti McGlasson, 2,000. Share numbers have been adjusted to reflect the 1 for 10 reverse stock split effective August 13, 2012.
(3)  Address c/o NetSol Technologies, Inc. at 24025 Park Sorrento, Suite 410, Calabasas, CA 91302.
(4)  Shares issued and outstanding as of September 5, 2014 were 9,179,615.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In July 2011, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees.  This compensation is discussed in the sections entitled “Directors’ Compensation” beginning on page 40.  See the discussion of Director Independence beginning on page 26.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2014 and June 30, 2013. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2014 was $255,000  and for the year ended June 30, 2013 was $240,000.

Tax Fees

Tax fees for fiscal year 2014 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2013.  Tax fees for fiscal year 2013 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2012.

All Other Fees

No other fees were paid to Kabani & Co. during the fiscal year 2014 and 2013.

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

3.9	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol’s Registration Statement filed on Form S-8 filed on March 27, 2002.*
4.1	Form of Common Stock Certificate*
4.2	Form of Warrant*.
4.3	Form of Series A 7% Cumulative Preferred Stock filed as Annex E to NetSol’s Definitive Proxy Statement filed September 18, 2006*.
10.1	Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company’s Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*
10.2	Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol’s Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997*
10.3	Company 2003 Incentive and Nonstatutory incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed February 6, 2004.*
10.4	Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol’s Registration Statement on Form S-8 filed on March 27, 2002.*
10.5	Company 2008 Equity Incentive Plan incorporated by reference as Annex A to NetSol’s Definitive Proxy Statement filed May 28, 2008.*
10.6
Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on May 8, 2006.*

10.7
Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006 incorporated by reference as Exhibit 10.20 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*

10.8	Employment Agreement by and between the Company and Najeeb Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*
10.9	Employment Agreement by and between the Company and Naeem Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*
10.10	10.15 Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2007.*
10.11	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2007. *
10.12
Tenancy Agreement by and between NetSol Technologies, Ltd. and Beijing Lucky Goldstar Building Development Co. Ltd. dated June 26, 2007 filed as Exhibit 10.21 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.13	Company 2005 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on March 3, 2006.*
10.14	Company 2004 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on February 7, 2005.*
10.15	Rent Agreement by and between Mr. Tahir Mehmood Khan and NetSol Technologies Ltd. Dated January 21, 2008. *

10.16	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *
10.17	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010.*
10.18	Office Lease by and between NetSol Technologies North America, Inc. and Legacy Partners I Alameda Mariner Loop, LLC dated November 27, 2009.*
10.19	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010.*
10.20	Employment Agreement by and between Company and Boo-Ali Siddiqui dated effective April 1, 2010.*
10.21	Amendment to Employment Agreement between NetSol Technologies, Inc. and Najeeb Ghauri dated effective July 25, 2013.*
10.22	Amendment to Employment Agreement between NetSol Technologies, Inc. and Boo-Ali Siddiqui dated effective July 25, 2013.*
10.23	Amendment to Employment Agreement between NetSol Technologies, Inc. and Patti L.W. McGlasson dated effective July 25, 2013.*
10.24	Restated Charter of the Compensation Committee dated effective September 10, 2013*
10.25	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013.*
10.26	Restated Charter of the Audit Committee dated effective September 10, 2013*
10.27	Restated Code of Business Conduct & Ethics dated effective September 10, 2013*
10.28	Consulting Agreement between Roger Almond and NetSol Technologies, Inc. dated September 9, 2013.*
10.29	Amendment to Consulting Agreement between Roger Almond and NetSol Technologies, Inc. dated September 9, 2014(1)

21.1	A list of all subsidiaries of the Company(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (CEO)(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed
(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 15, 2014	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 15, 2014	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

Date: September 15, 2014	BY:	/S/ BOO-ALI SIDDIQUI
Boo-Ali Siddiqui
Chief Accounting Officer
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 15, 2014	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer
Director, Chairman

Date: September 15, 2014	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

Date: September 15, 2014	BY:	/S/ BOO-ALI SIDDIQUI
Boo-Ali Siddiqui
Chief Accounting Officer
Principal Accounting Officer

Date: September 15, 2014	BY:	/S/ NAEEM GHAURI
Naeem Ghauri

Date: September 15, 2014	BY:	/S/ ASAD GHAURI
Director

Date: September 15, 2014	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 15, 2014	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 15, 2014	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 15, 2014	BY:	/S/ JEFFREY BILBREY
Jeffrey Bilbrey
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Director
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries (The “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, CA
September 15, 2014

           NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30,

ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$11,462,695	$7,874,318
Restricted cash	2,528,844	1,875,237
Accounts receivable, net	5,403,165	12,761,375
Accounts receivable, net-related party	2,232,610	1,922,837
Revenues in excess of billings	2,377,367	15,367,198
Other current assets	2,857,879	2,273,314
Total current assets	26,862,560	42,074,279
Investment under equity method	-	545,483
Property and equipment, net	29,721,128	20,978,369
Intangible assets, net	28,803,018	29,452,654
Goodwill	9,516,568	9,653,330
Total assets	$94,903,274	$102,704,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,234,887	$4,027,147
Current portion of loans and obligations under capitalized leases	5,791,258	5,308,626
Unearned revenues	3,239,852	2,446,018
Common stock to be issued	347,518	88,325
Total current liabilities	14,613,515	11,870,116
Long term loans and obligations under capitalized leases; less current maturities	1,532,080	1,412,212
Total liabilities	16,145,595	13,282,328
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 500,000 authorized	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 9,150,889 and 8,929,523 issued and outstanding as of June 30, 2014 and 2013	91,509	89,295
Additional paid-in-capital	115,394,097	114,292,510
Treasury stock	(415,425)	(415,425)
Accumulated deficit	(35,177,303)	(23,821,256)
Stock subscription receivable	(2,280,488)	(2,280,488)
Other comprehensive loss	(14,979,223)	(15,714,112)
Total NetSol stockholders' equity	62,633,167	72,150,524
Non-controlling interest	16,124,512	17,271,263
Total stockholders' equity	78,757,679	89,421,787
Total liabilities and stockholders' equity	$94,903,274	$102,704,115

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended June 30,

	2014	2013
Net Revenues:
License fees	$5,433,053	$17,756,447
Maintenance fees	10,527,216	9,550,471
Services	15,453,740	18,807,962
Services-related party	4,970,794	3,734,583
Total net revenues	36,384,803	49,849,463

Cost of revenues:
Salaries and consultants	15,621,806	11,256,982
Travel	1,705,554	1,673,988
Depreciation and amortization	6,844,588	3,666,102
Other	3,548,392	3,704,667
Total cost of revenues	27,720,340	20,301,739

Gross profit	8,664,463	29,547,724

Operating expenses:
Selling and marketing	4,572,108	3,387,803
Depreciation and amortization	1,886,148	1,555,402
General and administrative	15,046,328	10,994,053
Research and development cost	249,712	158,821
Total operating expenses	21,754,296	16,096,079

Income (loss) from operations	(13,089,833)	13,451,645

Other income and (expenses)
Gain (loss) on sale of assets	(229,805)	3,682
Interest expense	(255,677)	(663,967)
Interest income	261,251	185,343
Gain on foreign currency exchange transactions	50,777	1,367,448
Share of net income (loss) from equity investment	(545,483)	482,664
Amortization of financing costs	-	(635,882)
Other income	50,578	148,298
Total other income (expenses)	(668,359)	887,586

Net income (loss) before income taxes	(13,758,192)	14,339,231
Income tax provision	(338,282)	(465,426)
Net income (loss) from continuing operations	(14,096,474)	13,873,805
Income (loss) from discontinued operations net of gain on disposal	1,158,752	(1,785,750)
Net income (loss)	(12,937,722)	12,088,055
Non-controlling interest	1,581,675	(4,224,912)
Net income (loss) attributable to NetSol	$(11,356,047)	$7,863,143

Amount attributable to NetSol common shareholders:
Income (loss) from continuing operations	$(12,514,799)	$9,648,893
Income (loss) from discontinued operations	1,158,752	(1,785,750)
Net income (loss)	$(11,356,047)	$7,863,143

Net income (loss) per share:
Net income (loss) per share from continuing operations:
Basic	$(1.38)	$1.18
Diluted	$(1.38)	$1.16

Net income (loss) per share from discontinued operations:
Basic	$0.13	$(0.22)
Diluted	$0.13	$(0.22)

Net income (loss) per common share
Basic	$(1.25)	$0.96
Diluted	$(1.25)	$0.95

Weighted average number of shares outstanding
Basic	9,063,345	8,201,247
Diluted	9,063,345	8,288,951

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended June 30,

	2014	2013

Net Income (loss)	$(11,356,047)	$7,863,143
Other comprehensive income (loss):
Translation adjustment	1,129,441	(4,725,022)
Comprehensive income (loss)	(10,226,606)	3,138,121
Comprehensive income (loss) attributable to non-controlling interest	394,552	(1,372,669)
Comprehensive income (loss) attributable to NetSol	$(10,621,158)	$4,510,790

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2014 and 2013

	Common Stock		Additional Paid-in	Treasury	Accumulated	Stock Sub- scriptions	Shares to	Other Compre- hensive	Non Controlling	Total Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2012	7,513,745	$75,137	$106,101,165	$(415,425)	$(31,684,399)	$(2,119,488)	$-	$(12,361,759)	$15,399,421	74,994,652
Exercise of common stock options	451,985	4,519	2,568,181	-	-	(161,000)	-	-	-	2,411,700
Exercise of subsidiary common stock options	-	-	-	-	-	-	-	-	107,945	107,945
Exercise of common stock warrants	67,749	678	125,335	-	-	-	-	-	-	126,013
Common stock issued for:
Cash	-	-	-	-	-	-	-	-	-	-
Services	12,300	123	55,917	-	-	-	(17,250)	-	-	38,790
Conversion of convertible note	811,360	8,114	3,991,886	-	-	-	-	-	-	4,000,000
Payment of interest on convertible note	72,428	724	390,387	-	-	-	-	-	-	391,111
Payment of Fractional shares	(44)	-	(194)	-	-	-	-	-	-	(194)
Equity component shown as current liability at
June 30, 2012	-	-	-	-	-	-	105,575	-	-	105,575
June 30, 2013	-	-	-	-	-	-	(88,325)	-	-	(88,325)
Fair value of options issued	-	-	678,494	-	-	-	-	-	-	678,494
Acqusition of non controlling interest in subsidiary	-	-	-	-	-	-	-	-	(699,349)	(699,349)
Dividend to non controlling interest	-	-	-	-	-	-	-	-	(388,997)	(388,997)
Beneficial conversion feature	-	-	381,339	-	-	-	-	-	-	381,339
Foreign currency translation adjustment	-	-	-	-	-	-	-	(3,352,353)	(1,372,669)	(4,725,022)
Net income for the year	-	-	-	-	7,863,143	-	-	-	4,224,912	12,088,055
Balance at June 30, 2013	8,929,523	$89,295	$114,292,510	$(415,425)	$(23,821,256)	$(2,280,488)	$-	$(15,714,112)	$17,271,263	$89,421,787

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2014 and 2013

	Common Stock		Additional Paid-in	Treasury	Accumulated	Stock Sub- scriptions	Shares to	Other Compre- hensive	Non Controlling	Total Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2013	8,929,523	$89,295	$114,292,510	$(415,425)	$(23,821,256)	$(2,280,488)	$-	$(15,714,112)	$17,271,263	89,421,787
Exercise of common stock options	112,793	1,129	708,306	-	-	-	-	-	-	709,435
Exercise of subsidiary common stock options	-	-	(823,048)	-	-	-	-	-	1,179,077	356,029
Common stock issued for:
Services	81,573	815	816,602	-	-	-	259,193	-	-	1,076,610
Common stock issued for:
accounts payable	27,000	270	209,790	-	-	-	-	-	-	210,060
Equity component shown as current liability at
June 30, 2013	-	-	-	-	-	-	88,325	-	-	88,325
June 30, 2014	-	-	-	-	-	-	(347,518)	-	-	(347,518)
Fair value of options issued	-	-	189,937	-	-	-	-	-	-	189,937
Acqusition of non controlling interest in subsidiary	-	-	-	-	-	-	-	-	(95,254)	(95,254)
Dividend to non controlling interest	-	-	-	-	-	-	-	-	(1,008,543)	(1,008,543)
Adjustment of financing cost	-	-	-	-	-	-	-	-	-	-
Sale of subsidiary	-	-	-	-	-	-	-	-	(34,908)	(34,908)
Foreign currency translation adjustsment	-	-	-	-	-	-	-	734,889	394,552	1,129,441
Net loss for the year	-	-	-	-	(11,356,047)	-	-		(1,581,675)	(12,937,722)
Balance at June 30, 2014	9,150,889	$91,509	$115,394,097	$(415,425)	$(35,177,303)	$(2,280,488)	$-	$(14,979,223)	$16,124,512	$78,757,679

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2014	2013
Cash flows from operating activities:
Net income (loss)	$(12,937,722)	$12,088,055
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,730,736	5,702,749
Provision for bad debts	1,023,796	415,482
Share of net loss (income) from investment under equity method	545,483	(482,664)
(Gain) loss on sale of assets	229,805	(3,682)
Gain on sale of subsidiary	(1,870,871)	-
Stock issued for interest on notes payable	-	211,111
Stock issued for services	1,076,610	38,790
Fair market value of warrants and stock options granted	189,937	678,494
Impairment of goodwill	136,762	-
Amortization of financing costs	-	635,882
Changes in operating assets and liabilities:
Accounts receivable	7,094,977	(2,024,814)
Accounts receivable-related party	(309,773)	(100,070)
Revenue in excess of billing	12,825,849	(4,002,140)
Other current assets	216,357	412,036
Accounts payable and accrued expenses	1,682,956	276,590
Net cash provided by operating activities	18,634,902	13,845,819

Cash flows from investing activities:
Purchases of property and equipment	(13,236,136)	(8,958,876)
Sales of property and equipment	88,641	118,432
Sale of subsidiary	1,810,700	-
Purchase of non-controlling interest in subsidiaries	(17,852)	(799,349)
Increase in intangible assets	(3,385,151)	(4,832,459)
Net cash used in investing activities	(14,739,798)	(14,472,252)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	709,435	2,537,712
Payment to common shareholders for fractional shares	-	(194)
Proceeds from exercise of subsidiary options	356,029	111,330
Restricted cash	(653,607)	(1,734,006)
Dividend paid by subsidiary to Non controlling interest	(1,008,543)	(388,997)
Proceeds from bank loans	3,244,382	1,795,663
Payments on capital lease obligations and loans - net	(2,880,840)	(630,714)
Net cash provided by (used in) financing activities	(233,144)	1,690,794
Effect of exchange rate changes	(73,583)	(789,650)
Net increase in cash and cash equivalents	3,588,377	274,711
Cash and cash equivalents, beginning of the period	7,874,318	7,599,607
Cash and cash equivalents, end of period	$11,462,695	$7,874,318

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2014	2013
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$325,691	$510,026
Taxes	$402,482	$25,191

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the payment of vendors	$210,060	$-
Stock issued for the conversion of convertible notes payable	$-	$4,000,000
Stock issued for the conversion of interest payable	$-	$391,111

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

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

The accompanying consolidated financial statements include the accounts of NetSol Technologies, Inc. and subsidiaries (collectively, the “Company”) as follows:

Wholly-owned Subsidiaries
NetSol Technologies Americas, Inc. (“NTA”) formerly NetSol Technologies North America, Inc. (“NTNA”)
NetSol Technologies Limited (“NetSol UK”)
NetSol Technologies Australia Pty Limited ("NetSol Australia") formerly NetSol-Abraxas Australia Pty Ltd. (“Abraxas”)
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
June 30, 2014 and 2013

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

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

(E)	Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of June 30, 2014 and 2013, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $8,399,136 and $4,774,715, respectively. The Company has not experienced any losses in such accounts.

The Company’s operations are carried out globally. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments of each country and by the general state of the country’s economy. The Company's operations in each foreign country are subject to specific considerations and significant risks not typically associated with companies in economically developed nations. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

(F)	Restricted Cash

The Company has certificates of deposits (“CDs”) in various configurations and maturity dates with Habib American Bank. A portion of these CDs are restricted as collateral to secure outstanding balances on an existing line of credit, and become unrestricted to the extent that they are not required for collateralization purposes. As of June 30, 2014 and 2013, the outstanding balance on the line of credit was $1,990,984 and 1,785,237, respectively, with a corresponding restriction to the CDs balances. The line of credit has a maximum available balance of $2,000,000.

In addition, the Company has also placed $90,000 in saving account with HSBC as collateral against standby letter of credit issued in by the bank in favor of the landlord of new office space.

One of Company’s subsidiary also has certificates of deposits with Habib American Bank. These CDs are restricted as collateral to secure outstanding balances on an existing line of credit, and become unrestricted to the extent that they are not required for collateralization purposes. As of June 30, 2014 and 2013, the outstanding balance on the line of credit was $447,860 and $0, respectively, with a corresponding restriction to the CDs balances. The line of credit has a maximum available balance of $500,000.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

(G)	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2014 and 2013, the Company had recorded allowance for doubtful accounts of $1,088,172 and $922,633, respectively.

(H)	Revenues in Excess of Billings

Revenues in excess of billings represent the total of the project to be billed to the customer over the revenues recognized as per US GAAP. As the customer is billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.”

(I)	Property and Equipment

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

(J)	Impairment of Long-Lived Assets

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

(K)	Intangible Assets

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

(L)	Software Development Costs

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

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated present value of expected future net income from the product. If such evaluations indicate that the unamortized software development costs exceed the present value of expected future net income, the Company writes off the amount which the unamortized software development costs exceed such present value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis.

(M)	Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

(N)	Fair Value of Financial Instruments

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
June 30, 2014 and 2013

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

(O)	Revenue Recognition

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

(P)	Multiple Element Arrangements

The Company may enter into multiple element revenue arrangements in which a customer may purchase a number of different combinations of software licenses, consulting services, maintenance and support, as well as training and development.

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

(Q)	Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $3,239,852 and $2,446,018 as of June 30, 2014 and June 30, 2013, respectively.

(R)	Cost of Revenues

Cost of revenues includes salaries and benefits for technical employees, consultant costs, amortization of capitalized computer software development costs, depreciation of computer and equipment, travel costs, and indirect costs such as rent and insurance.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

(S)	Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2014 and 2013 were $237,391 and $244,498, respectively.

(T)	Share-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the stock award using the straight-line method.

(U)	Income Taxes

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

(V)	Foreign Currency Translation

We transact business in various foreign currencies. The accounts of NetSol UK, NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use Pakistan Rupees; NTPK Thailand uses Thai Baht; NetSol Australia uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies.  NetSol Technologies, Inc., and its subsidiaries, NTA and Vroozi, use the U.S. dollar as the functional currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are recorded to other comprehensive income. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $14,979,223 and $15,714,112 as of June 30, 2014 and 2013, respectively. During the years ended June 30, 2014 and 2013, comprehensive income (loss) in the consolidated statements of operations included NetSol’s share of translation gain of $734,889 and loss $3,352,353, respectively.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

Net foreign exchange transaction gains included in non-operating income (expense) in the accompanying consolidated statements of operations were $50,777, and $1,367,448 for the years ended June 30, 2014 and 2013, respectively.

(W)	Statement of Cash Flows

The Company's cash flows from operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

(X)	Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on geographic locations of its subsidiaries (see Note 17).

(Y)	Reclassifications

Certain 2013 balances have been reclassified to conform to the 2014 presentation.

(Z)	New Accounting Pronouncements

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
June 30, 2014 and 2013

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning July 1, 2017.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.  The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

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

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2014
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(11,356,047)	9,063,345	$(1.25)
Effect of dilutive securities
Stock options	-	-	-
Warrants	-	-	-
Diluted loss per share	$(11,356,047)	9,063,345	$(1.25)

	For the year ended June 30, 2013
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$7,863,143	8,201,247	$0.96
Effect of dilutive securities
Stock options	-	47,168	-
Warrants	-	40,536	-
Diluted income per share	$7,863,143	8,288,951	$0.95

As of June 30, 2014 and 2013, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

	As of June 30,
	2014	2013

Stock Options	232,059	-
Warrants	3,295	-
	235,354	-

NOTE 4 – RELATED PARTY TRANSACTIONS

In November 2004, the Company entered into a joint venture agreement with the Innovation Group called NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company.  NetSol-Innovation provides support services to the Innovation Group. During the years ended June 30, 2014 and 2013 NetSol Innovation provided services of $4,970,794 and $3,734,583 respectively. Accounts receivable at June 30, 2014 and 2013 were $2,232,610 and $1,922,837, respectively

NOTE 5 – MAJOR CUSTOMERS

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries), which accounts for approximately 17.42% and 21.86% of revenue, Toyota Motors (which consists of a group of many companies in different countries) accounts for approximately 7.24% and 3.47% of revenue, Nissan (which consists of a group of many companies in different countries) accounts for approximately 6.30% and 6.23% of revenue and The Innovation Group accounts for approximately 13.66% and 6.91% of revenue for the fiscal years ended June 30, 2014 and 2013, respectively. Accounts receivable at June 30, 2014 for these companies were $1,900,270, 703,036, $247,372 and $2,232,610, respectively. Accounts receivable at June 30, 2013 for these companies were $2,382,837, $388,759, $1,040,248, and 1,922,837 respectively.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

		As of June 30, 2014	As of June 30, 2013

Prepaid Expenses		$450,451	$559,217
Advance Income Tax		918,300	887,893
Employee Advances		46,730	43,794
Security Deposits		189,905	189,382
Tender Money Receivable		81,420	106,398
Other Receivables		645,397	222,609
Other Assets		430,508	197,915
Due From Related Party	(1)	95,168	66,106
Total		$2,857,879	$2,273,314

(1) Due from related party as of June 30, 2014 and 2013 is a receivable from Atheeb NetSol Saudi Company Limited

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of June 30, 2014	As of June 30, 2013

Office furniture and equipment	$2,628,814	$2,508,975
Computer equipment	27,215,091	19,987,480
Assets under capital leases	1,861,445	1,126,860
Building	6,259,290	2,391,550
Land	3,351,316	2,460,144
Capital work in progress	2,812,181	5,104,283
Autos	999,277	689,440
Improvements	533,102	513,044
Subtotal	45,660,516	34,781,776
Accumulated depreciation	(15,939,388)	(13,803,407)
Property and equipment, net	$29,721,128	$20,978,369

For the years ended June 30, 2014 and 2013, depreciation expense totaled $5,035,922 and $3,627,862, respectively. Of these amounts, $3,276,222 and $2,242,339 are reflected as part of cost of revenues for the years ended June 30, 2014 and 2013, respectively.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs. Accumulated capitalized interest was $664,614, and $1,015,095 as of June 30, 2014 and 2013, respectively.

Following is a summary of fixed assets held under capital leases as of June 30, 2014 and 2013, respectively:

	As of June 30, 2014	As of June 30, 2013
Computer Equipment	$731,354	$454,002
Furniture and Fixtures	280,184	951
Vehicles	849,907	671,907
Total	1,861,445	1,126,860
Less: Accumulated Depreciation	(469,336)	(350,048)
Net	$1,392,109	$776,812

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Product Licenses	Customer Lists	Technology	Total
Intangible assets - June 30, 2012 - cost	$42,072,047	$6,052,377	$242,702	$48,367,126
Additions	4,669,512	-	-	4,669,512
Effect of translation adjustment	(1,904,001)	-	-	(1,904,001)
Accumulated amortization	(15,727,599)	(5,867,437)	(84,947)	(21,679,983)
Net balance - June 30, 2013	$29,109,959	$184,940	$157,755	$29,452,654

Intangible assets - June 30, 2013 - cost	$44,837,558	$6,052,378	$242,702	$51,132,638
Additions	3,385,151	-	-	3,385,151
Deletion	(591,216)			(591,216)
Effect of translation adjustment	1,000,875	-	-	1,000,875
Accumulated amortization	(20,050,310)	(5,940,633)	(133,487)	(26,124,430)
Net balance - June 30, 2014	$28,582,058	$111,745	$109,215	$28,803,018

(A)	Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of 28,582,058 will be amortized over the next 9.75 years. Amortization expense for the years ended June 30, 2014 and 2013 was $3,568,366 and $1,905,008, respectively.

The Company discontinued two software products during the fiscal year ended June 30, 2014 and fully amortized them as of June 30, 2014.  The amount of amortization related to these two products was $1,348,631 and is recorded under cost of revenues as depreciation and amortization expense in the accompanying consolidated statements of operations.

(B)	Customer Lists

Customer lists are being amortized on a straight-line basis over five years, which approximates the anticipated rate of attrition. The unamortized balance of $111,745 will be amortized over the next 2.25 years.  Amortization expense for the years ended June 30, 2014 and 2013 was $75,578 and $120,804, respectively.

(C)	Technology

Technology assets are being amortized on a straight-line basis over five years, which approximates the anticipated rate of attrition. The unamortized balance of $109,215 will be amortized over next 2.25 years. Amortization expense for the years ended June 30, 2014 and 2013 was $50,870 and $49,075, respectively.

(D)	Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

Year ended
June 30, 2015	$3,713,947
June 30, 2016	3,289,184
June 30, 2017	3,215,520
June 30, 2018	3,190,976
June 30, 2019	3,190,976
Thereafter	12,202,415
$28,803,018

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill was comprised of the following amounts:

	As of June 30, 2013	Impairment	As of June 30, 2014
NetSol PK	$1,166,610	$-	$1,166,610
NetSol Omni	136,762	(136,762)	-
NTE	3,471,814	-	3,471,814
VLS	214,044	-	214,044
NTA	4,664,100	-	4,664,100
Total	$9,653,330	$(136,762)	$9,516,568

The Company tests for goodwill impairment at each reporting unit.  The Company had $136,762 of goodwill related to NetSol Omni, whose assets and business were consolidated into NetSol PK.  As such, the goodwill was considered impaired at June 30, 2014 and the Company recorded an impairment of $136,762 which is recorded in general and administrative expenses on the accompanying consolidated statements of operations.  There was no goodwill impairment for the year ended June 30, 2013.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

The Company's investment in equity for the years ended June 30, 2014 and 2013 is as follows:

Net book value at June 30, 2012	$-
Investment during the period	-
Net income for the year ended June 30, 2013	1,096,086
NetSol's share (50.1%)	549,140
Unabsorbed losses brought forward	(3,657)
Total income	545,483
Income adjusted against investment	545,483
Net book value at June 30, 2013	$545,483
Investment during the period	-
Net loss for the year ended June 30, 2014	(1,072,535)
Net loss applicable to NetSol	(545,483)
Total loss	(545,483)
Loss adjusted against investment	(545,483)
Net book value at June 30, 2014	$-

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30, 2014	As of June 30, 2013

Accounts Payable	$1,642,325	$825,025
Accrued Liabilities	2,956,686	2,056,003
Accrued Payroll	44,185	25,529
Accrued Payroll Taxes	261,261	218,084
Interest Payable	61,555	71,872
Taxes Payable	165,649	727,408
Other Payable	103,226	103,226
Total	$5,234,887	$4,027,147

NOTE 12 – DEBTS

Notes and leases payable consisted of the following:

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

		As of June 30, 2014
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$54,547	$54,547	$-
Habib Bank Line of Credit	(2)	2,438,844	2,438,844	-
Bank Overdraft Facility	(3)	-	-	-
HSBC Loan	(4)	835,899	346,138	489,761
Term Finance Facility	(5)	632,527	253,011	379,516
Loan Payable Bank	(6)	2,024,087	2,024,087	-
Loan From Related Party	(7)	322,600	194,740	127,860
		6,308,504	5,311,367	997,137
Subsidiary Capital Leases	(8)	1,014,834	479,891	534,943
		$7,323,338	$5,791,258	$1,532,080

		As of June 30, 2013
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$88,292	$88,292	$-
Habib Bank Line of Credit	(2)	1,785,237	1,785,237	-
Bank Overdraft Facility	(3)	312,139	312,139	-
HSBC Loan	(4)	1,047,014	336,339	710,675
Term Finance Facility	(5)	867,195	495,540	371,655
Loan Payable Bank	(6)	1,982,161	1,982,161	-
Loan From Related Party	(7)	-	-	-
		6,082,038	4,999,708	1,082,330
Subsidiary Capital Leases	(8)	638,800	308,918	329,882
		$6,720,838	$5,308,626	$1,412,212

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.55% and 0.40% as of June 30, 2014 and 2013, respectively.

(2) In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by certificates of deposit held at the bank. The interest rate on this line of credit is variable and was 1.5% and 1.5% as of June 30, 2014 and 2013, respectively. Interest expense for the years ended June 30, 2014 and 2013 was $28,848 and $26,702, respectively.

In February 2012, the Company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of landlord against the new office space. The Company has deposited $90,000 in a saving account with HSBC as collateral against this letter of credit.

In June 2012, the Company’s subsidiary, NTA entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by certificates of deposit of the same value held at the bank. The interest rate on this line of credit is variable and was 1.9% and 1.5% as of June 30, 2014 and 2013, respectively. Interest expense for the years ended June 30, 2014 and 2013 was $6,916 and $3,341, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

(3) During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $511,440. The annual interest rate was 4.75% and 5.20% as of June 30, 2014 and 2013, respectively.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility.  As of June 30, 2014, NTE was in compliance with this covenant.

(4) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,704,800 for a period of 5 years with monthly payments of £18,420, or approximately $31,400. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the years ended June 30, 2014 and 2013 was $70,667 and $81,347, respectively.

This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. As of June 30, 2014, NTE was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The total aggregate amount of these facilities are Rs. 112,500,000 or approximately $1,138,550 (secured by the first charge of Rs. 580 million or approximately $5.87 million over the land, building and equipment of the company). The interest rate was 12.90% and 12.13% as of June 30, 2014 and 2013, respectively, which is 2.75% above the six-month Karachi Inter Bank Offering Rate.

(6) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by the Company’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 300,000,000 or $3,036,130. The interest rate for the loans was 9.4% at June 30, 2014 and 2013. Interest expense for the years ended June 30, 2014 and 2013 was $169,795 and $180,407, respectively.

Both term and export refinance facilities from Askari Bank Limited amounting to Rupees 262.5 million ($3.18 million) require NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2014, NetSol PK was in compliance with this covenant.

(7) In October 2013, the Company’s subsidiary, NTE, entered into a loan agreement with Investec a related party to finance VLS. The loan amount was £100,000, or approximately $170,480, for a period of 1 year with monthly payments of £8,676, or approximately $14,790. The interest rate was 4.1%.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

In March 2014, the Company’s subsidiary, VLS, entered into a loan agreement with Investec a related party. The loan amount was £150,000, or approximately $255,720, for a period of 2 years with annual payments of £75,000, or approximately $127,860. The interest rate was 3.13%. As of June 30, 2014, the subsidiary has used this facility up to $264,351 including interest due, of which $127,860 was shown as long term liabilities and remainder $136,491 as current maturity including four months of accrued interest.

Following table represents future payments of loans described in above sub notes 1 to 7

As of June 30, 2014
Loan Payments
Due FYE 6/30/15	$5,311,367
Due FYE 6/30/16	744,763
Due FYE 6/30/17	252,374
Total Loan Payments	6,308,504
Less: Current portion	(5,311,367)
Non-Current portion	$997,137

(8) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2014 and 2013.

Following is the aggregate minimum future lease payments under capital leases for the year-ended June 30, 2014:

Amount
Minimum Lease Payments
Due FYE 6/30/15	$575,020
Due FYE 6/30/16	404,613
Due FYE 6/30/17	171,178
Due FYE 6/30/18	10,021
Total Minimum Lease Payments	1,160,832
Interest Expense relating to future periods	(145,998)
Present Value of minimum lease payments	1,014,834
Less: Current portion	(479,891)
Non-Current portion	$534,943

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

NOTE 13 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California.  The following is a breakdown of income before the provision for income taxes:

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2014	2013
US operations	$(3,478,331)	$(2,878,018)
Foreign operations	(10,279,861)	15,431,499
	$(13,758,192)	$12,553,481

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2014	2013
Current:
Federal	$-	$-
State and Local	-	-
Foreign	338,282	465,426

Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$338,282	$465,426

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2014		2013
Income tax (benefit) provision at statutory rate	$(4,677,785)	34.0%	$4,268,184	34.0%
State income (benefit) taxes, net of federal tax benefit	(67,583)	0.5%	(114,630)	-0.9%
Foreign earnings taxed at different rates	2,223,746	-16.2%	(4,781,284)	-38.1%
Change in valuation allowance for deferred tax assets	2,584,235	-18.8%	1,056,139	8.4%
Share of net (income) loss in equity method investee	217,266	-1.6%	(192,245)	-1.5%
Other	58,403	-0.42%	229,262	1.8%
Provision for income taxes	$338,282	-2.5%	$465,426	3.7%

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

Deferred income tax assets and liabilities as of June 30, 2014 and 2013 consist of tax effects of temporary differences related to the following:

	Years Ended June 30,
	2014	2013
Net operating loss carry forwards	$13,947,156	$11,396,640
Other	216,706	182,987
Net deferred tax assets	14,163,862	11,579,627
Valuation allowance for deferred tax assets	(14,163,862)	(11,579,627)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by $2,584,235 for the year ended June 30, 2014 mainly due to adjusting the Company's net operating loss carry forwards for the current year operating loss.

At June 30, 2014, federal and state net operating loss carry forwards in the United States of America were $34,225,224 and $5,526,650, respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards begin to expire in 2014. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. Net operating losses related to foreign entities were $8,118,547 at June 30, 2014.

As of June 30, 2014, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2011 through 2013. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $28,838,494 as of June 30, 2014. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.  The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

NOTE 14 – STOCKHOLDERS’ EQUITY

During the years ended June 30, 2014 and 2013, the Company issued 65,000 and 5,000 restricted shares of common stock, respectively, for services rendered by officers of the Company. These shares were valued at the fair market value of $663,350 and 25,200, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2014 and 2013, the Company issued 5,173 and nil restricted shares of common stock, respectively, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $55,249 and $Nil, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2014 and 2013, the Company issued 9,000 and 2,500 restricted shares of common stock, respectively, to employees pursuant to the terms of their employment agreements.  These shares were valued at the fair market value of $81,395 and $12,600, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

During the years ended June 30, 2014 and 2013, the Company issued 2,400 and 4,800 restricted shares of common stock for services performed by unrelated consultants.  These shares were valued at the fair market value of $17,424 and $18,420, respectively, and recorded as general and administrative costs in the accompanying consolidated financial statements.

During the year ended June 30, 2014, the Company issued 27,000 shares of its common stock for the settlement of a payable to a related party valued at $210,060.

NOTE 15 – STOCK BASED COMPENSATION

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

In July 2013, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) which provides for the grant of equity-based awards, including options, stock appreciation rights, restricted stock awards or performance share awards or any other right or interest relating to shares or cash, to eligible participants. The aggregate number of shares reserved and available for award under the 2013 Plan was 1,250,000. The 2013 Plan contemplates the issuance of common stock upon exercise of options or other awards granted to eligible persons under the 2013 Plan. Shares issued under the 2013 Plan may be both authorized and unissued shares or previously issued shares acquired by the Company. Upon termination or expiration of an unexercised option, stock appreciation right or other stock-based award under the 2013 Plan, in whole or in part, the number of shares of common stock subject to such award again becomes available for grant under the 2013 Plan. Any shares of restricted stock forfeited as described below will become available for grant. The maximum number of shares that may be granted to any one participant in any calendar year may not exceed 50,000 shares. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

Options granted under the 2013 Plan are not generally transferable and must be exercised within 10 years, subject to earlier termination upon termination of the option holder's employment, but in no event later than the expiration of the option's term. The exercise price of each option may not be less than the fair market value of a share of the Company’s common stock on the date of grant (except in connection with the assumption or substitution for another option in a manner qualifying under Section 424(a) of the Internal Revenue Code of 1986, as amended.  Incentive stock options granted to any participant who owns 10% or more of the Company’s outstanding common stock (a “Ten Percent Shareholder”) must have an exercise price equal to or exceeding 110% of the fair market value of a share of our common stock on the date of the grant and must not be exercisable for longer than five years. Options become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Committee. The maximum term of any option granted under the 2013 Plan is ten years, provided that an incentive stock option granted to a Ten Percent Shareholder must have a term not exceeding five years.

Under the 2013 Plan, a participant may also be awarded a "performance award," which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make "deferred share" awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a "stock appreciation right" under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make "restricted stock" awards under the 2013 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2014, no shares were issued under this plan to non- officers employees.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

A summary of option and warrant activity for the years ended June 30, 2014 and 2013 is presented below:

OPTIONS:

	# of shares	Weighted Ave Exericse Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2012	803,433	$19.73	3.69	$-
Granted	362,747	$5.51
Exercised	(449,285)	$5.70
Expired / Cancelled	(405,433)	$25.87
Outstanding and exercisable, June 30, 2013	311,462	$15.65	3.3	$523,125
Granted	612,793	$4.32
Exercised	(112,793)	$6.29
Expired / Cancelled	(54,000)	$32.92
Outstanding June 30, 2014	757,462	$6.65	2.2	$-
Exercisable, June 30, 2014	257,462	$12.03	2.63	$-

WARRANTS:
Outstanding and exercisable, June 30, 2012	261,719	$4.24	6.59	$-
Granted / adjusted	5,922	$0.27
Exercised	(104,517)	$5.12
Expired	-	-
Outstanding and exercisable, June 30, 2013	163,124	$7.29	3.19	$451,519
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, June 30, 2014	163,124	$7.29	2.2	$-

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

The following table summarizes information about stock options and warrants outstanding and exercisable as of June 30, 2014:

Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:

$0.10	-	$9.90	683,462	2.24	$4.77	183,462	2.97	$7.21
$10.00	-	$19.90	14,000	1.61	$18.18	14,000	1.61	$18.18
$20.00	-	$29.90	60,000	1.82	$25.33	60,000	1.82	$25.33
	Totals		757,462	2.20	$6.65	257,462	2.63	$12.03

WARRANTS:
$5.00	-	$7.50	163,124	2.20	$7.29	163,124	2.20	$7.29
	Totals		163,124	2.20	$7.29	163,124	2.20	$7.29

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted during the years ended June 30, 2014 and 2013 are as follows:

	June 30, 2014			June 30, 2013
Risk-free interest rate	0.05%	-	0.47%	0.01%	-	0.11%
Expected life (months)	1	-	24	1	-	3
Expected volatility	17.5%	-	57.88%	13.95%	-	33.22%
Expected dividend		0%			0%

The weighted average grant-date fair value for the options granted during the years ended June 30, 2014 and 2013, was $1.32 and $1.41, respectively.

The Company recorded compensation expense of $189,937 and $678,494 for the years ended June 30, 2014 and 2013, respectively, related to vested options. The compensation expense related to the unvested options as of June 30, 2014 was $622,490 which will be recognized over the weighted average period of 1 year.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2012	-	-
Granted	3,750	$5.48
Vested	(3,750)	$5.48
Unvested, June 30, 2013	-	-
Granted	337,899	$5.78
Vested	(105,899)	$10.00
Unvested, June 30, 2014	232,000	$3.88

For the years ended June 30, 2014 and 2013, the company recorded compensation expense of $1,059,186 and $6,850 respectively. The compensation expense related to the unvested stock grants as of June 30, 2014 was $892,400 which will be recognized over the weighted average period of 1 year.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

(A)	Non-cancellable operating leases

•
The Company’s headquarters is located in Calabasas California with approximately 7,210 rentable square feet for $21,800 per month. The term of the lease is for five years and five months and expires August 31, 2017. A $23,821 security deposit is included in other current assets in the accompanying consolidated financial statements.

•	The Australia lease is a two-year lease that expires in March 2016 with a monthly rent of approximately $6,070.

•	The Beijing lease is a three-year lease that expires in January 2017 with a monthly rent of approximately $13,655.

•	The Bangkok lease is a three years lease expiring in November 2016 with monthly rent of approximately $9,257.

•	The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2021 with an annual rent of approximately $118,993.

•	VLS facilities, located in Chester, United Kingdom, are leased until July 2016 with an annual rent of approximately $36,125.

•	NTA facilities are located in Alameda, California with a monthly rent of $8,381. The Alameda lease expires in November 2014, which has been renewed through December 2017.

•	The NetSol Pindi office lease is a one year-lease that expires in April 2015 and currently is rented at the rate of approximately $665 per month.

Upon expiration of the leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $1,617,598 and $1,377,545 for the years ended June 30, 2014 and 2013, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

The total annual lease commitment for the next five years is as follows:

FYE 6/30/15	$896,624
FYE 6/30/16	847,584
FYE 6/30/17	670,565
FYE 6/30/18	310,612
FYE 6/30/19	118,993

(B)	Litigation

See Note 20, Subsequent Events for class action lawsuit filed on July 25, 2014.

NOTE 17 – SEGMENT INFORMATION AND GEOGRAPHIC AREAS

The Company has identified three global regions or segments for its products and services; North America, Europe, and Asia-Pacific. The reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services. Separate management of each segment is required because each business unit is subject to operational issues and strategies unique to their particular regional location. We account for intercompany sales and expenses as if the sales or expenses were to third parties and eliminate them in consolidation.

The following table presents a summary of identifiable assets as of June 30, 2014 and 2013:

	As of June 30, 2014	As of June 30, 2013
Identifiable assets:
Corporate headquarters	$5,150,823	$5,011,474
North America	7,406,631	7,661,245
Europe	6,169,265	8,838,425
Asia - Pacific	76,176,555	81,192,971
Consolidated	$94,903,274	$102,704,115

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

The following table presents a summary of operating information for the years ended June 30:

	2014	2013
Revenues from unaffiliated customers:
North America	$4,729,908	$5,796,484
Europe	6,529,311	7,838,642
Asia - Pacific	20,154,790	32,479,754
Consolidated	$31,414,009	$46,114,880

Revenue from affiliated customers
Asia - Pacific	$4,970,794	$3,734,583
	4,970,794	3,734,583
Consolidated	$36,384,803	$49,849,463

Intercompany Revenue
Europe	$490,888	$197,761
Asia - Pacific	3,680,292	3,380,512
Eliminated	$4,171,180	$3,578,273

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(5,012,922)	$(3,695,617)
North America	1,357,522	2,452,427
Europe	(1,583,512)	1,050,276
Asia - Pacific	(8,857,562)	14,066,719
Discontinued operation	1,158,752	(1,785,750)
Consolidated	$(12,937,722)	$12,088,055

Depreciation and amortization:
Corporate headquarters	$47,932	$136,541
North America	100,875	164,831
Europe	854,163	860,485
Asia - Pacific	7,727,766	4,059,647
Consolidated	$8,730,736	$5,221,504

Interest expense:
Corporate headquarters	$34,461	$358,308
North America	6,916	42,235
Europe	164,569	184,447
Asia - Pacific	49,731	78,977
Consolidated	$255,677	$663,967

Income tax expense:
Europe	$7,298	$7,606
Asia - Pacific	330,984	457,820
Consolidated	$338,282	$465,426

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

The following table presents a summary of capital expenditures for the years ended June 30:

	2014	2013
Capital expenditures:
Corporate headquarters	$4,531	$7,992
North America	16,387	51,741
Europe	523,189	491,226
Asia - Pacific	12,692,029	8,407,917
Consolidated	$13,236,136	$8,958,876

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30 2014 and 2013.

	June 30, 2014		June 30, 2013
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$9,924,993	$10,420	$10,156,476	$138,597
Thailand	3,833,442	612,189	7,104,115	520,652
USA	6,205,706	9,621,308	5,013,889	10,552,454
UK	8,745,813	1,217,371	6,882,417	1,492,607
Pakistan & India	1,278,860	56,550,911	2,731,951	47,379,603
Australia & New Zealand	1,960,661	28,515	6,030,646	440
Mexico	1,133,492	-	2,624,450	-
Other Countries	3,301,836	-	9,305,519	-
Total	$36,384,803	$68,040,714	$49,849,463	$60,084,353

Disclosed in the table below is the reconciliation of revenue from un-affiliated parties by each entity and country disclosed above for the years ended June 30 2014 and 2013.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

	Revenues 2014
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Other Countries

Corporate headquarters	$-	$-	$-	$-	$-	$-	$-	$-	$-

North America:
NTA	4,729,908	-	-	3,596,417	-	-	-	1,133,492	-
	4,729,908	-	-	4,729,908	-	-	-	-	-

Europe:
NTE	4,471,175	-	-	-	4,471,175	-	-	-	-
VLS	2,058,136	-	-	-	2,058,136	-	-	-	-
	6,529,311	-	-	-	6,529,311	-	-	-	-
Asia-Pacific:
NetSol PK	14,628,317	7,008,245	2,938,706	31,569	-	203,089	1,144,872	-	3,301,836
Netsol-Innovation	4,970,794	-	-	2,577,721	2,216,502	-	176,571	-	-
Connect	863,620	-	-	-	-	863,620	-	-	-
Abraxas	639,218	-	-	-	-	-	639,218	-	-
NTPK Thailand	1,106,887	-	894,736	-	-	212,151	-	-	-
NetSol Beijing	2,916,748	2,916,748	-	-	-	-	-	-	-
	25,125,584	9,924,993	3,833,442	2,609,290	2,216,502	1,278,860	1,960,661	-	3,301,836

Total	$36,384,803	$9,924,993	$3,833,442	$6,205,706	$8,745,813	$1,278,860	$1,960,661	$1,133,492	$3,301,836

	Revenues 2013
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Other Countries

Corporate headquarters	$-	$-	$-	$-	$-	$-	$-	$-	$-

North America:
NTA	5,796,484	-	-	3,172,034	-	-	-	2,624,450	-
North America:	5,796,484	-	-	3,172,034	-	-	-	2,624,450	-

Europe:
NTE	6,183,202	1,450,000	-	-	3,611,567	-	-	-	1,121,635
VLS	1,655,440	-	-	-	1,655,440	-	-	-	-
Europe:	7,838,642	1,450,000	-	-	5,267,007	-	-	-	1,121,635
Asia-Pacific:
NetSol PK	22,605,831	8,386,318	2,110,555	1,356	(5,230)	1,119,530	4,397,880	-	6,595,422
Netsol-Innovation	3,734,583	-	-	1,840,499	1,620,640	-	273,444	-	-
Connect	760,795	-	-	-	-	760,795	-	-	-
Abraxas	1,359,322	-	-	-	-	-	1,359,322	-	-
NTPK Thailand	7,433,648	-	4,993,560	-	-	851,626	-	-	1,588,462
NetSol Beijing	320,158	320,158	-	-	-	-	-	-	-
Asia-Pacific:	36,214,337	8,706,476	7,104,115	1,841,855	1,615,410	2,731,951	6,030,646	-	8,183,884

Total	$49,849,463	$10,156,476	$7,104,115	$5,013,889	$6,882,417	$2,731,951	$6,030,646	$2,624,450	$9,305,519

NOTE 18 – DISCONTINUED OPERATIONS

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of June 30, 2014 and 2013 was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2014

NetSol PK	36.62%	$14,317,233
NetSol-Innovation	49.90%	1,546,920
VLS, VLHS & VLSIL Combined	49.00%	260,359
Total		$16,124,512

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2013

NetSol PK	34.81%	$15,593,585
NetSol-Innovation	49.90%	1,161,649
VLS, VLHS & VLSIL Combined	49.00%	481,121
Vroozi	9.09%	34,908
Total		$17,271,263

NETSOL TECHNOLOGIES, LIMITED

During the year ended June 30, 2014, NetSol PK had the following equity transactions:

•	Paid a cash dividend of $743,363.
•	Declared a 10% stock dividend.
•	Issued 2,416,000 shares of common stock and received cash of $356,029 pursuant to employees exercising stock options.

In addition, during the year ended June 30, 2014, the Company purchased 42,500 shares of NetSol PK's common stock from the open market for $17,667.

NETSOL INNOVATION (PVT) LIMITED

During the year ended June 30, 2014, NetSol-Innovation paid a cash dividend of $1,500,000.

VROOZI, INC.

On March 31, 2014, the Company sold 100% of its shares in Vroozi. (See Note 17 Discontinued Operations.)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

NOTE 20 – SUBSEQUENT EVENTS

On July 25, 2014, a Federal Securities class action lawsuit entitled Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., Najeeb Ghauri, Naeem Ghauri, and Salim Ghauri was filed in Central District of California.  The action generally alleges the Company violated certain federal securities laws by allegedly issuing false and misleading statements regarding the Company’s product and business prospect of that product.  Specifically, the complaint alleges the next generation product did not exist as of November 8, 2011 and there was no reasonable basis for stating that there was a growing interest or serious interest in the product; the product had been gaining momentum or that it had been well received. The plaintiff has alleged the class period to be between November 12, 2009 and November 8, 2013. The complaint initially alleges damages of $1,000,000. The Company has engaged counsel and believes the lawsuit to be meritless and intends to vigorously defend the action including but not limited to motions to dismiss. As of the date of this filing, a class had not yet been established.