Form 10-Q
period 2014-09-30
NETSOL TECHNOLOGIES INC
filed 2014-11-06
CIK 1039280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The issuer had 9,588,485 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of November 4, 2014.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	As of September 30, 2014	As of June 30, 2014
Current assets:
Cash and cash equivalents	$10,382,556	$11,462,695
Restricted cash	90,000	2,528,844
Accounts receivable, net	11,082,983	5,403,165
Accounts receivable, net - related party	2,603,418	2,232,610
Revenues in excess of billings	2,173,990	2,377,367
Other current assets	2,405,266	2,857,879
Total current assets	28,738,213	26,862,560
Property and equipment, net	27,852,410	29,721,128
Intangible assets, net	26,376,366	28,803,018
Goodwill	9,516,568	9,516,568
Total assets	$92,483,557	$94,903,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,653,499	$5,234,887
Current portion of loans and obligations under capitalized leases	3,212,477	5,791,258
Unearned revenues	8,081,082	3,239,852
Common stock to be issued	378,487	347,518
Total current liabilities	16,325,545	14,613,515
Long term loans and obligations under capitalized leases; less current maturities	1,390,770	1,532,080
Total liabilities	17,716,315	16,145,595
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 9,477,860 and 9,150,889 issued and outstanding as of September 30, 2014 and June 30, 2014	94,778	91,509
Additional paid-in-capital	116,655,643	115,394,097
Treasury stock	(415,425)	(415,425)
Accumulated deficit	(37,015,329)	(35,177,303)
Stock subscription receivable	(2,280,488)	(2,280,488)
Other comprehensive loss	(16,934,777)	(14,979,223)
Total NetSol stockholders' equity	60,104,402	62,633,167
Non-controlling interest	14,662,840	16,124,512
Total stockholders' equity	74,767,242	78,757,679
Total liabilities and stockholders' equity	$92,483,557	$94,903,274

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,
	2014	2013
Net Revenues:
License fees	$1,584,553	$2,252,567
Maintenance fees	2,848,641	2,380,409
Services	4,397,957	3,320,223
Services - related party	1,396,000	967,543
Total net revenues	10,227,151	8,920,742

Cost of revenues:
Salaries and consultants	4,116,217	3,259,791
Travel	421,871	388,585
Depreciation and amortization	1,801,567	926,315
Other	674,863	688,544
Total cost of revenues	7,014,518	5,263,235

Gross profit	3,212,633	3,657,507

Operating expenses:
Selling and marketing	1,132,360	1,055,141
Depreciation and amortization	580,773	426,617
General and administrative	3,675,755	3,407,000
Research and development cost	66,265	58,688
Total operating expenses	5,455,153	4,947,446

Loss from operations	(2,242,520)	(1,289,939)

Other income and (expenses)
Loss on sale of assets	(11,052)	(13,795)
Interest expense	(73,093)	(69,217)
Interest income	57,919	32,854
Gain on foreign currency exchange transactions	79,220	1,111,423
Other income	379	9,798
Total other income (expenses)	53,373	1,071,063

Net loss before income taxes	(2,189,147)	(218,876)
Income tax provision	(40,076)	(11,131)
Net loss from continuing operations	(2,229,223)	(230,007)
Loss from discontinued operations	-	(201,249)
Net loss	(2,229,223)	(431,256)
Non-controlling interest	391,197	(665,859)
Net loss attributable to NetSol	$(1,838,026)	$(1,097,115)

Amount attributable to NetSol common shareholders:
Loss from continuing operations	$(1,838,026)	$(895,866)
Loss from discontinued operations	-	(201,249)
Net loss	$(1,838,026)	$(1,097,115)

Net loss per share:
Net loss per share from continuing operations:
Basic	$(0.20)	$(0.10)
Diluted	$(0.20)	$(0.10)

Net loss per share from discontinued operations:
Basic	$-	$(0.02)
Diluted	$-	$(0.02)

Net loss per common share
Basic	$(0.20)	$(0.12)
Diluted	$(0.20)	$(0.12)

Weighted average number of shares outstanding
Basic	9,213,324	8,956,007
Diluted	9,213,324	8,956,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)
	For the Three Months Ended September 30,
	2014	2013

Net loss	$(1,838,026)	$(1,097,115)
Other comprehensive income (loss):
Translation adjustment	(3,026,029)	(3,422,716)
Comprehensive loss	(4,864,055)	(4,519,831)
Comprehensive loss attributable to non-controlling interest	(1,070,475)	(1,220,534)
Comprehensive loss attributable to NetSol	$(3,793,580)	$(3,299,297)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,229,223)	$(431,256)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,382,340	1,473,286
Provision for bad debts	-	251,673
Share of net loss (income) from investment under equity method	-	(9,192)
Loss on sale of assets	11,052	13,795
Stock issued for services	290,162	318,857
Fair market value of warrants and stock options granted	155,622	125,568
Changes in operating assets and liabilities:
Accounts receivable	(5,723,728)	(3,582,074)
Accounts receivable - related party	(495,357)	(377,848)
Revenues in excess of billing	133,763	3,565,290
Other current assets	479,340	(438,780)
Accounts payable, accrued expenses and unearned revenue	4,515,004	2,014,051
Net cash provided by (used in) operating activities	(481,025)	2,923,370

Cash flows from investing activities:
Purchases of property and equipment	(1,031,128)	(2,691,066)
Sales of property and equipment	90,841	80,287
Increase in intangible assets	-	(1,362,026)
Net cash used in investing activities	(940,287)	(3,972,805)

Proceeds from sale of common stock	850,000	-
Proceeds from the exercise of stock options and warrants	-	560,500
Proceeds from exercise of subsidiary options	-	176,280
Restricted cash	2,438,844	(426,585)
Proceeds from bank loans	109,211	519,040
Payments on capital lease obligations and loans - net	(2,591,334)	(198,853)
Net cash provided by financing activities	806,721	630,382
Effect of exchange rate changes	(465,548)	(699,315)
Net decrease in cash and cash equivalents	(1,080,139)	(1,118,368)
Cash and cash equivalents, beginning of the period	11,462,695	7,874,318
Cash and cash equivalents, end of period	$10,382,556	$6,755,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$58,091	$61,466
Taxes	$28,494	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile financing and leasing, banking, healthcare, and financial services industries worldwide.  The Company also provides system integration, consulting, and IT products and services in exchange for fees from customers.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2014.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

The accompanying condensed consolidated financial statements include the accounts of NetSol Technologies, Inc. and subsidiaries (collectively, the “Company”) as follows:

Wholly owned Subsidiaries
NetSol Technologies Americas, Inc. (“NTA”)
NetSol Connect (Private), Ltd. (“Connect”)
NetSol-Abraxas Australia Pty Ltd. (“Abraxas”)
NetSol Technologies Europe Limited (“NTE”)
NetSol Technologies Limited (“NetSol UK”)
NTPK (Thailand) Co. Limited (“NTPK Thailand”)
NetSol Technologies Thailand Limited (“NetSol Thai”)
NetSol Technologies (Beijing) Co. Ltd. (“NetSol Beijing”)
NetSol Omni (Private) Ltd. (“Omni”)
NetSol Technologies (GmbH) (“NTG”)

Majority-owned Subsidiaries
NetSol Technologies, Ltd. (“NetSol PK”)
NetSol Innovation (Private) Limited (“NetSol Innovation”)
Virtual Lease Services Holdings Limited (“VLSH”)
Virtual Lease Services Limited (“VLS”)
Virtual Lease Services (Ireland) Limited (“VLSIL”)
Vroozi, Inc. (“Vroozi”) –discontinued on March 31, 2014

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

In May 2014, the ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern(ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, and stock awards. All options, warrants and stock awards were excluded from the diluted loss per share calculation due to their anti-dilution effect.

As of September 30, 2014 and 2013, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	As of September 30,
	2014	2013

Stock Options	757,462	302,462
Warrants	163,124	163,124
	920,586	465,586

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, NetSol UK, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use Pakistan Rupees; NTPK Thailand and NetSol Thai use Thai Baht; Abraxas uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiaries, NTA and Vroozi, use the U.S. dollar as the functional currency.  Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period.  Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $16,934,777, and $14,979,223 as of September 30, 2014 and June 30, 2014, respectively. During the three months ended September 30, 2014 and 2013, comprehensive loss in the consolidated statements of operations included translation loss of $1,955,554, and $2,202,182, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

In November 2004, the Company entered into a joint venture agreement with the Innovation Group called NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company.  NetSol-Innovation provides support services to the Innovation Group. During the quarters ended September 30, 2014 and 2013, NetSol-Innovation provided services of $1,396,000 and $967,543 respectively. Accounts receivable at September 30, 2014 and June 30, 2014 were $2,603,418 and $2,232,610, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

		As of September 30, 2014	As of June 30, 2014

Prepaid Expenses		$604,132	$450,451
Advance Income Tax		789,444	918,300
Employee Advances		29,173	46,730
Security Deposits		137,814	189,905
Tender Money Receivable		77,345	81,420
Other Receivables		250,273	645,397
Other Assets		421,917	430,508
Due From Related Party	(1)	95,168	95,168
Total		$2,405,266	$2,857,879

(1) Due from related party as of September 30, 2014 and June 30, 2014 is a receivable from Atheeb NetSol Saudi Company Limited.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	As of September 30, 2014	As of June 30, 2014

Office Furniture and Equipment	$2,604,368	$2,628,814
Computer Equipment	26,325,684	27,215,091
Assets Under Capital Leases	1,946,650	1,861,445
Building	5,947,499	6,259,290
Land	3,184,379	3,351,316
Capital Work In Progress	2,860,802	2,812,181
Autos	922,681	999,277
Improvements	506,424	533,102
Subtotal	44,298,487	45,660,516
Accumulated Depreciation	(16,446,077)	(15,939,388)
Property and Equipment, Net	$27,852,410	$29,721,128

For the three months ended September 30, 2014 and 2013, depreciation expense totaled $1,368,707, and $997,560, respectively.  Of these amounts, $918,892, and $613,110, respectively, is reflected in cost of revenues.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure necessary to meet expected long term growth needs. Accumulated capitalized interest was $693,367, and $664,614 as of September 30, 2014 and June 30, 2014, respectively.

Following is a summary of fixed assets held under capital leases as of September 30, 2014 and June 30, 2014:

	As of September 30, 2014	As of June 30, 2014
Computers, Software and Other Equipment	$780,977	$731,354
Furniture and Fixtures	347,966	280,184
Vehicles	817,707	849,907
Total	1,946,650	1,861,445
Less: Accumulated Depreciation, Net	(525,387)	(469,336)
	$1,421,263	$1,392,109

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Product Licenses	Customer Lists	Technology	Total
Intangible Assets - June 30, 2014 - Cost	$48,632,368	$6,052,377	$242,702	$54,927,447
Additions	-	-	-	-
Effect of Translation Adjustment	(2,776,099)	-	-	(2,776,099)
Accumulated Amortization	(19,579,231)	(5,953,049)	(242,702)	(25,774,982)
Net Balance - September 30, 2014	$26,277,038	$99,328	$-	$26,376,366

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $26,277,038 will be amortized over the next 9.5 years. Amortization expense for the three months ended September 30, 2014 and 2013 was $882,675 and $433,559, respectively.

(B) Customer Lists

Customer lists are being amortized on a straight-line basis over five years, which approximates the anticipated rate of attrition. The unamortized balance of $99,328 will be amortized over the next two years.  Amortization expense for the three months ended September 30, 2014 and 2013 was $13,368 and $30,048, respectively.

(C) Technology

Technology assets are being amortized on a straight-line basis over five years, which approximates the anticipated rate of attrition. Amortization expense for the three months ended September 30, 2014 and 2013 was $117,590 and $12,119, respectively.

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
September 30, 2015	$3,384,397
September 30, 2016	3,081,686
September 30, 2017	3,032,026
September 30, 2018	3,032,026
September 30, 2019	2,999,054
Thereafter	10,847,177
$26,376,366

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of September 30, 2014	As of June 30, 2014
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the period ended September 30, 2014.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30, 2014	As of June 30, 2014

Accounts Payable	$1,344,466	$1,642,325
Accrued Liabilities	2,767,466	2,956,686
Accrued Payroll	38,968	44,185
Accrued Payroll Taxes	147,150	261,261
Interest Payable	74,491	61,555
Taxes Payable	177,732	165,649
Other Payable	103,226	103,226
Total	$4,653,499	$5,234,887

NOTE 11 – DEBTS

Notes payable and capital leases consisted of the following:

		As of September 30, 2014
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$4,855	$4,855	$-
Habib Bank Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	104,603	104,603	-
HSBC Loan	(4)	714,060	336,417	377,643
Term Finance Facility	(5)	601,019	240,408	360,611
Loan Payable Bank	(6)	1,923,262	1,923,262	-
Loan From Related Party	(7)	272,190	144,322	127,868
		3,619,989	2,753,867	866,122
Subsidiary Capital Leases	(8)	983,258	458,610	524,648
		$4,603,247	$3,212,477	$1,390,770

		As of June 30, 2014
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$54,547	$54,547	$-
Habib Bank Line of Credit	(2)	2,438,844	2,438,844	-
Bank Overdraft Facility	(3)	-	-	-
HSBC Loan	(4)	835,899	346,138	489,761
Term Finance Facility	(5)	632,527	253,011	379,516
Loan Payable Bank	(6)	2,024,087	2,024,087	-
Loan From Related Party	(7)	322,600	194,740	127,860
		6,308,504	5,311,367	997,137
Subsidiary Capital Leases	(8)	1,014,834	479,891	534,943
		$7,323,338	$5,791,258	$1,532,080

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis, are recorded in current maturities. The interest rate on the insurance financing was 0.55% as of September 30, 2014 and June 30, 2014, respectively.

(2) In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by certificates of deposit held at the bank. The interest rate on this line of credit is variable, and was 1.5% as of September 30, 2014 and June 30, 2014, respectively. Interest expense for the three months ended September 30, 2014 and 2013 was $7,070 and $6,997, respectively.

In February 2012, the Company entered into agreement with HSBC for the issuance of stand by letter of credit worth $90,000 in favor of landlord against the new office space. The Company has deposited $90,000 in a saving account with HSBC as collateral against this letter of credit.

In June 2012, the Company’s subsidiary, NTA, entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by certificates of deposit of the same value held at the bank. The interest rate on this line of credit is variable and was 1.9% and 1.9% as of September 30, 2014 and June 30, 2014, respectively. Interest expense for the three months ended September 30, 2014 and 2013 was $1,588 and $299, respectively.

Amounts of both lines of credit were paid down during the period.

(3) During the year ended June 30, 2008, the Company’s subsidiary, NTE, entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $487,230. The annual interest rate was 4.75% as of September 30, 2014 and June 30, 2014, respectively.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility.  As of September 30, 2014, NTE was in compliance with this covenant.

(4) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,624,100 for a period of 5 years with monthly payments of £18,420, or approximately $29,916. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the three months ended September 30, 2014 and 2013 was $16,702 and $18,849, respectively.

This facility requires that NTE’s adjusted tangible net worth to be not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, the facility requires NTE’s cash debt service coverage to not fall below 150% of the aggregate debt service cost. As of September 30, 2014, NTE was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The total aggregate amount of these facilities is Rs. 112,500,000, or approximately $1,081,835, (secured by the first charge of Rs. 580 million or approximately $5.58 million over the land, building and equipment of the company). The interest rate was 12.90% as of September 30, 2014 and June 30, 2014, respectively, which is 2.75% above the six-month Karachi Inter Bank Offering Rate.

(6) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by the Company’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 300,000,000 or $2,884,893. The interest rate for the loans was 7.5% and 9.4% at September 30, 2014 and June 30, 2014 respectively. Interest expense for the three months ended September 30, 2014 and 2013 was $35,001 and $22,123, respectively.

Both term and export refinance facilities from Askari Bank Limited amounting to Rupees 262.5 million ($2.52 million) require NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of September 30, 2014, NetSol PK was in compliance with this covenant.

(7) In October 2013, the Company’s subsidiary, NTE, entered into a loan agreement with Investec, a related party, to finance VLS. The loan amount was £100,000, or approximately $162,410, for a period of 1 year with monthly payments of £8,676, or approximately $14,091. The interest rate was 4.1%.

In March 2014, the Company’s subsidiary, VLS, entered into a loan agreement with Investec. The loan amount was £150,000, or approximately $243,615, for a period of two years with annual payments of £75,000, or approximately $121,808. The interest rate was 3.13%. As of September 30, 2014, the subsidiary has used this facility up to $258,186 including interest due, of which $127,868 was shown as long term and $130,318 as current maturity, including seven months of accrued interest.

(8) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2014 and 2013.

Following is the aggregate minimum future lease payments under capital leases as of September 30, 2014:

Amount
Minimum Lease Payments
Due FYE 9/30/15	$571,349
Due FYE 9/30/16	403,900
Due FYE 9/30/17	144,691
Total Minimum Lease Payments	1,119,940
Interest Expense relating to future periods	(136,682)
Present Value of minimum lease payments	983,258
Less: Current portion	(458,610)
Non-Current portion	$524,648

NOTE 12 - STOCKHOLDERS’ EQUITY

Share-Based Payment Transactions

During the three months ended September 30, 2014, the Company issued 17,500 shares of restricted common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $152,900 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the three months ended September 30, 2014, the Company issued 1,726 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $18,433 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the three months ended September 30, 2014, the Company issued 9,500 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $87,860 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

On September 19, 2014, the Company received $850,000 pursuant to a stock purchase agreement for the purchase of 298,245 restricted shares of common stock at $2.85 per share.  The Company issued the shares on October 10, 2014.

NOTE 13 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:
	# of shares	Weighted Ave Exericse Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding June 30, 2014	757,462	$6.65	2.2
Granted	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding September 30, 2014	757,462	$6.65	1.95	$-
Exercisable, September 30, 2014	382,462	$9.36	2.17	$-

WARRANTS:
Outstanding and exercisable, June 30, 2014	163,124	$7.29	2.2
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, September 30, 2014	163,124	$7.29	1.96	$-

The following table summarizes information about stock options and warrants outstanding and exercisable at September 30, 2014.

Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:

$0.10	-	$9.90	683,462	1.99	$4.77	308,462	2.32	$5.86
$10.00	-	$19.90	14,000	1.37	$18.18	14,000	1.37	$18.18
$20.00	-	$29.90	60,000	1.58	$25.33	60,000	1.58	$25.33
Totals			757,462	1.95	$6.65	382,462	2.17	$9.36

WARRANTS:
$5.00	-	$7.50	163,124	1.96	$7.29	163,124	1.96	$7.29
Totals			163,124	1.96	$7.29	163,124	1.96	$7.29

The Company recorded compensation expense of $155,622 for the three month period ended September 30, 2014, related to vested options. The compensation expense related to the unvested options as of September 30, 2014 was $466,867 which will be recognized during the fiscal year of 2015.

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2013	-	-
Granted	337,899	$5.78
Vested	(105,899)	$10.00
Unvested, June 30, 2014	232,000	$3.88
Granted	92,500	$2.90
Vested	(82,625)	$3.61
Unvested, September 30, 2014	241,875	$3.60

For the periods ended September 30, 2014 and 2013, the Company recorded compensation expense of $297,923 and $232,012 respectively. The compensation expense related to the unvested stock grants as of September 30, 2014 was $870,848 which will be recognized during the fiscal year of 2015.

NOTE 14 – CONTINGENCIES

On July 25, 2014, a Federal Securities class action lawsuit entitled Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., Najeeb Ghauri, Naeem Ghauri, and Salim Ghauri was filed in Central District of California.  The action generally alleges the Company violated certain federal securities laws by allegedly issuing false and misleading statements regarding the Company’s product and business prospect of that product.  Specifically, the complaint alleges the next-generation product did not exist as of November 8, 2011 and there was no reasonable basis for stating that there was a growing interest or serious interest in the product; the product had been gaining momentum or that it had been well received. The plaintiff has alleged the class period to be between November 12, 2009 and November 8, 2013. The Company believes the lawsuit to be meritless and intends to vigorously defend the action including but not limited to motions to dismiss. The Company has engaged counsel and has liability insurance. Given the early stage of the litigation, however, at this time the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. As of the date of this filing, a class had not yet been established.

NOTE 15 – OPERATING SEGMENTS

The Company has identified three segments for its products and services; North America, Europe and Asia-Pacific.  Our reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services.  Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation.  The following table presents a summary of identifiable assets as of September 30, 2014 and June 30, 2014:

	As of September 30, 2014	As of June 30, 2014
Identifiable assets:
Corporate headquarters	$3,400,548	$5,150,823
North America	6,472,549	7,406,631
Europe	6,087,158	6,169,265
Asia - Pacific	76,523,302	76,176,555
Consolidated	$92,483,557	$94,903,274

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months Ended September 30,
	2014	2013
Revenues from unaffiliated customers:
North America	$1,166,777	$1,081,618
Europe	1,850,013	1,208,502
Asia - Pacific	5,814,361	5,663,079
	8,831,151	7,953,199
Revenue from affiliated customers
Asia - Pacific	1,396,000	967,543
Consolidated	$10,227,151	$8,920,742

Intercompany revenue
Europe	$130,528	$149,396
Asia - Pacific	281,119	303,078
Eliminated	$411,647	$452,474

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(992,556)	$(1,149,908)
North America	265,723	193,201
Europe	16,826	(553,718)
Asia - Pacific	(1,519,216)	1,280,418
Discontinued operation	-	(201,249)
Consolidated	$(2,229,223)	$(431,256)

The following table presents a summary of capital expenditures for the three months ended September 30:

	For the Three Months Ended September 30,
	2014	2013
Capital expenditures:
Corporate headquarters	$1,786	$2,097
North America	4,866	7,987
Europe	42,918	77,580
Asia - Pacific	981,558	2,603,402
Consolidated	$1,031,128	$2,691,066

NOTE 16 – DISCONTINUED OPERATIONS

On March 31, 2014, the Company sold 100% of its stock in Vroozi, Inc. for a purchase price of $2,716,050 consisting of $1,810,700 cash, a $452,675 non-interest bearing note receivable due September 30, 2014, and a $452,675 non-interest bearing note receivable contingent upon the occurrence of future events; however, the future events must occur before March 31, 2015.   The $452,675 non-interest bearing note receivable that is contingent upon the occurrence of future events was not included in the gain calculation due to the uncertainty that the future events would occur. The company received $452,675 on September 30, 2014 as payment for the non-interest bearing note receivable.

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at September 30, 2014

NetSol PK	36.62%	$12,640,931
NetSol-Innovation	49.90%	1,797,252
VLS, VLHS & VLSIL Combined	49.00%	224,657
Total		$14,662,840

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2014

NetSol PK	36.62%	$14,317,233
NetSol-Innovation	49.90%	1,546,920
VLS, VLHS & VLSIL Combined	49.00%	260,359
Total		$16,124,512

Item 2.  Management’s Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the quarter ended September 30, 2014.

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

NetSol Technologies, Inc. (NasdaqCM: NTWK) is a worldwide provider of IT and enterprise software solutions. We believe that our solutions constitute mission critical applications for our clients as they encapsulate end-to-end business processes, facilitating faster processing and increased transactions.

NFS Ascent™

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

The Company maintains services, solutions and/or sales specific offices in the USA, England, Germany, Pakistan, Thailand, China, Australia and Japan.

NetSol’s offerings include its flagship global solution, NFS™. A robust suite of five software applications, it is an end-to-end solution for the lease and finance industry covering the complete leasing and financing cycle, starting from quotation origination through end of contract transactions. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments.  Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle.  When used together, they fully automate the entire leasing/financing cycle for any size company, including those with multi-billion dollar portfolios.

On October 24, 2013, we announced the introduction and global release of NFS Ascent™, the Company’s next-generation platform, offering a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s™ architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 30 years.  The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment.  At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion dollar lease portfolios under various generally accepted accounting principles (GAAP), as well as international financial reporting standards (IFRS).  NFS Ascent™, with its distributed and clustered deployment across parallel application and high volume data servers, enables finance companies to process voluminous data in a hyper speed environment.

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to dramatically improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. We believe that the transition from NFS™ to NFS Ascent™ allows:

•	Improvement in overall productivity throughout the delivery organization:

	o	The new architecture and design of the system allow the implementation team to deliver more with less, thus potentially increasing the delivery of more projects in any given financial year.

o
The functionalities, like the Business Process Manager, Workflow Engine and Business Rule Engine, provides flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

o
The NFS Ascent™ platform and the SOA architecture allow us to develop portals and mobile applications quickly by utilizing our existing services. Integration with other systems becomes easier and quicker as we can expose our services to the external world for consumption.

o
The n-tier architecture allows us to better distribute the tasks among various team members, and because of the loose coupling between various modules and layers, the risk of regression in other parts of the system as a result of changes made in one part of the system is reduced tremendously.

•	Improvement in talent acquisition and retention:

	o	Because NFS Ascent™ has been developed using the latest technologies and tools available in the market, it helps us attract and retain top engineers.

•	Better customer satisfaction:

	o	As a result of the powerful NFS Ascent™ platform and improvement in the talent acquisition and retention, the quality of our deliverables should increase.

While the next-generation of NFS™ is designed to be a truly global solution, ready for customization in any market, the Company has historically provided products tailored to the various markets. It offers the following regional products:

LeasePak

In North America, NTA has and continues to develop LeasePak Productivity modules as an additional companion set of products to operate in conjunction with the LeasePak base system licensed software. LeasePak streamlines the lease management lifecycle, while maintaining customer service and reducing operating costs. It is web-enabled and can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users.  It is easily scalable from a basic offering to a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes of operations with varying complexity. It is part of the vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. It handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options and asset disposition.   Recently, it has been integrated with Vertex Series O.

LeasePak-SaaS

The LeasePak-Software as-a-Service (“SaaS”) targets small and mid-sized leasing and finance companies. The product dramatically reduces the customer’s IT spending by minimizing the cost of acquiring and maintaining expensive IT infrastructure and related administrative staff.  LeasePak SaaS offers a new deployment option whereby customers only require access to the internet and web browser to use the software. Customers pay for the use of the system through a monthly subscription fee, covering use of the software, maintenance, support, hosting and other various items that reduce the overall cost and processing time of finance companies.

NTA’s solutions now include the SaaS business line, which provides enhanced performance, while reducing the overall cost of ownership.  With an elastic cloud price, revenue stream predictability and improved return on investment for customers, management believes that its SaaS customers will experience the performance, the reliability and the speed usually associated with a highly scalable private cloud.

LeaseSoft

In addition to offering all NetSol products, NetSol Technologies Europe, Ltd. (“NTE”) has some regional offerings, including:

•	LeaseSoft Portal - introduced to support online access to proposals and for the foundation of web-based origination systems;
•	LeaseSoft Document Manager - introduced to facilitate the automation, production and distribution of proposal documentation, including indexation and branding of all outbound and inbound documents;
•	LeaseSoft Auto-Decision Engine - developed to provide automation of credit checking and underwriting for standards based financial products;
•	LeaseSoft EDI Manager - introduced to facilitate process automation between business introducers and funders;
•	Evolve - launched to provide an entry level software package for own-book brokerages and small to medium size funders.

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the three months ended September 30, 2014. It should be read together with our condensed consolidated financial statements and related notes included herein.

A few of NetSol’s major successes achieved in the first three months of fiscal year 2015 were:

•
NetSol PK signed an agreement valued at more than $16 million over a period of five years to implement NFS AscentTM. The implementation, with a major multi-finance group in Asia, will fully automate all finance front and back office operations.

•	NetSol China signed an agreement with an auto captive finance company in China for the implementation of NFSTM, the Company’s legacy system.
•	NetSol PK signed an agreement to implement NFS™ at a leading auto captive finance company in China.
•
NTE and VLS developed a Business Process Outsource service to address the broker market for own book management. In collaboration with funders, the service will form part of the funding approval process, which will generate a significant increase in sales opportunities.

•	Established a new office in Stuttgart, Germany to improve NetSol’s presence in Europe.
•	Expanded relationship with CNH Industrial Capital, Australia, to further implement NFS.

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

The plan contemplates the following enhanced activities and initiatives to accomplish these goals:

•	Continue to advance infrastructure and systems in Lahore, Bangkok and San Francisco locations.
•	Strengthen the NetSol brand in the Americas and further penetrate in APAC markets such as China, Thailand, Indonesia, Australia and New Zealand.
•	Hire and retain the best available talent to develop the next line of managers for our growing demand.
•
Develop the sales and delivery capabilities for the Americas markets, in particular the growth in the U.S. auto and banking sectors. A shift in revenue contribution from the Americas markets in next few users would improve both gross and net operating margins due to the volume and size of U.S. contracts; further position NetSol to deliver and support the new growth and technology dimensions in IT services, maintenance, mobile apps and cloud based solutions.

•	Maintain the quality of our delivery, after delivery support, and client relationships.
•	We plan to aggressively market NFS Ascent™ in Europe and North America to penetrate the auto captive leasing and financing sectors.

Management continues to be focused on scaling up its delivery capability and has achieved key milestones in that respect.  Key projects are being delivered on time and on budget, quality initiatives are succeeding, especially in maturing internal processes.  CMMI level companies are reassessed every three years by independent consultants under the standards of the Carnegie Mellon University to maintain its CMMI Level 5 quality certification.  As required, NetSol was reassessed in 2010 and was successfully recertified as CMMI Level 5.  While we believe this quality certification will be renewed, our current reassessment due for August 2013 is currently pending.  We believe that the CMMI standards are a key reason in reliance and trust in NetSolproducts. We remain optimistic that this trend will continue for all NetSol offerings promoting further beneficial alliances and increasing the number and quality of our global customers.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

•	Improving U.S. economy generally, and particularly in the auto and banking markets.
•	Slowly improving economic environment in the U.K. and major European economies.
•	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia and Australia.
•	Interest of global companies in NetSol’s next-generation solution.
•	Growing interest in Japan for IT services and NFS™ applications within banking, equipment finance and general leasing industries.

Negative trends:

•	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.
•	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.
•
The threats of conflict between the U.S. and Middle Eastern region could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

•	Continued conflicts in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.
•	Internal political challenges in Pakistan affecting the economy and image of the country.

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

Our website is located at www.netsoltech.com, and our investor relations website is located at http://www.netsoltech.com/us/investors/overview.  The following filings are available through our investor relations website after we file with the SEC:  Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders.  These filings are also available for download free of charge on our investor relations website.  We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements and other ownership related filings.  Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2014 compared to the Quarter Ended September 30, 2013

Net revenues for the quarter ended September 30, 2014 and 2013 are broken out among the subsidiaries as follows:

	2014		2013
	Revenue	%	Revenue	%
North America	1,166,777	11.41%	1,081,618	12.12%
Europe	1,850,013	18.09%	1,208,502	13.55%
Asia-Pacific	7,210,361	70.50%	6,630,622	74.33%
Total	$10,227,151	100.00%	$8,920,742	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended September 30, 2014 and 2013 as a percentage of revenues.

	For the Three Months Ended September 30,
	2014	%	2013	%
Net Revenues:
License fees	$1,584,553	15.49%	$2,252,567	25.25%
Maintenance fees	2,848,641	27.85%	2,380,409	26.68%
Services	4,397,957	43.00%	3,320,223	37.22%
Services - related party	1,396,000	13.65%	967,543	10.85%
Total net revenues	10,227,151	100.00%	8,920,742	100.00%

Cost of revenues:
Salaries and consultants	4,116,217	40.25%	3,259,791	36.54%
Travel	421,871	4.13%	388,585	4.36%
Depreciation and amortization	1,801,567	17.62%	926,315	10.38%
Other	674,863	6.60%	688,544	7.72%
Total cost of revenues	7,014,518	68.59%	5,263,235	59.00%

Gross profit	3,212,633	31.41%	3,657,507	41.00%
Operating expenses:
Selling and marketing	1,132,360	11.07%	1,055,141	11.83%
Depreciation and amortization	580,773	5.68%	426,617	4.78%
General and administrative	3,675,755	35.94%	3,407,000	38.19%
Research and development cost	66,265	0.65%	58,688	0.66%
Total operating expenses	5,455,153	53.34%	4,947,446	55.46%

Loss from operations	(2,242,520)	-21.93%	(1,289,939)	-14.46%
Other income and (expenses)
Loss on sale of assets	(11,052)	-0.11%	(13,795)	-0.15%
Interest expense	(73,093)	-0.71%	(69,217)	-0.78%
Interest income	57,919	0.57%	32,854	0.37%
Gain on foreign currency exchange transactions	79,220	0.77%	1,111,423	12.46%
Other income	379	0.00%	9,798	0.11%
Total other income (expenses)	53,373	0.52%	1,071,063	12.01%

Net loss before income taxes	(2,189,147)	-21.41%	(218,876)	-2.45%
Income tax provision	(40,076)	-0.39%	(11,131)	-0.12%
Net loss from continuing operations	(2,229,223)	-21.80%	(230,007)	-2.58%
Loss from discontinued operations	-	0.00%	(201,249)	-2.26%
Net loss	(2,229,223)	-21.80%	(431,256)	-4.83%
Non-controlling interest	391,197	3.83%	(665,859)	-7.46%
Net loss attributable to NetSol	$(1,838,026)	-17.97%	$(1,097,115)	-12.30%

Revenues

License fees

License fees for the three months ended September 30, 2014 were $1,584,553 compared to $2,252,567 for the three months ended September 30, 2013 reflecting a decrease of $668,014. During the quarter ended September 30, 2014, we signed two different deals for the implementation of our legacy system, NFSTM. These deals include both license and services elements. License revenue from one deal was recognized in the September 30, 2014 quarter whereas that of the other deal will be recognized in future quarters. During the quarter ended September 30, 2014, we signed a major contract for the implementation of our next-generation platform, NFS AscentTM. The contract includes license fee, customization and implementation services. As the services element is much more than the license fee, the contract is considered having major customization and therefore, no license revenue has been recognized from this contract. We anticipate recognizing the license revenue along with services delivered in the following quarters using the percentage of completion method. We further believe that the mix of license and services revenue will be different for NFS AscentTM compared to the legacy system, NFSTM and in most cases, we will be recognizing license revenue from NFS AscentTM following the percentage of completion method.

Maintenance fees

Maintenance fees, for the three months ended September 30, 2014, were $2,848,641 compared to $2,380,409, for the three months ended September 30, 2013, reflecting an increase of $468,232. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2014 and into fiscal year 2015. We anticipate maintenance fees to remain flat until we are able to license NFS Ascent™ to new customers.

Services

Services income for the three months ended September 30, 2014 were $5,793,957 compared to $4,287,766 for the three months ended September 30, 2013 reflecting an increase of $1,506,191. Included in the services income are services provided to related parties of $1,396,000 for the three months ended September 30, 2014 compared to $967,543 for the same period last year.  Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process. Moving forward, with the implementation of new projects of NFS AscentTM, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $3,212,633, for the three months ended September 30, 2014 compared with $3,657,507 for the three months ended September 30, 2013. This is a decrease of 12.2% or $444,874. The gross profit percentage for the three months ended September 30, 2014 also decreased to 31.4% from 41.0% for the three months ended September 30, 2013.  The decrease in the gross profit is due to the increase in the cost of sales.  The cost of sales was $7,014,518 for the three months ended September 30, 2014 compared to $5,263,235 for the three months ended September 30, 2013. As a percentage of sales, cost of sales increased from 59.0% for the three months ended September 30, 2013 to 68. 6% for the three months ended September 30, 2014.

Salaries and consultant fees increased by $856,426 from $3,259,791 for the three months ended September 30, 2013 to $4,116,217 for the three months ended September 30, 2014. The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China and North America as we anticipate new projects associated with NFS Ascent™.  As a percentage of sales, salaries and consultant expense increased from 36.5% for the three months ended September 30, 2013 to 40.3% for the three months ended September 30, 2014.

Depreciation and amortization expense increased to $1,801,567 compared to $926,315 for the three months ended September 30, 2013, or an increase of $875,252. Depreciation and amortization expense increased as we began amortizing the product licenses costs that had been capitalized related to the NFS Ascent™ development.

Operating Expenses

Operating expenses were $5,455,153 for the three months ended September 30, 2014 compared to $4,947,446, for the three months ended September 30, 2013 or an increase of 10.3% or $507,707. As a percentage of sales, it decreased from 55.5% to 53.3%.  The increase in operating expenses was primarily due to the increase in depreciation and amortization of $154,156 or 36.1% and an increase in general and administrative expenses of $268,755 or 7.9%. The increase in general and administrative expenses is primarily due an increase in salaries of approximately $240,078 due to annual raises and hiring of additional employees.

Loss from Operations

Loss from operations was $2,242,520 compared to $1,289,939 for the three months ended September 30, 2014 and 2013, respectively. This represents an increase of $952,581 for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. As a percentage of sales, net loss from operations was 21.93% for the three months ended September 30, 2014 compared to 14.46% for the three months ended September 30, 2013.

Other Income and Expenses

Other income was $53,373 for the three months ended September 30, 2014 compared to $1,071,063 for the three months ended September 30, 2013. Included in other income for the quarter ended September 30, 2013 was an exchange gain of $1,111,423 on foreign currency exchange transactions compared to $79,220 in the current quarter.

Net Loss

Net loss was $1,838,026 for the three months ended September 30, 2014 compared to $1,097,115 for the three months ended September 30, 2013.  This is an increase of $740,911 compared to the prior year. Net loss per share, basic and diluted, was $0.20 for the three months ended September 30, 2014 compared to $0.12 for the three months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $10,382,556 at September 30, 2014, compared to $11,462,695 at June 30, 2014.

Net cash used in operating activities was $481,025 for the three months ended September 30, 2014 compared to cash provided by operating activities of $2,923,370 for the three months ended September 30, 2013. At September 30, 2014, we had current assets of $28,738,213 and current liabilities of $16,325,545. We had accounts receivable of $13,686,401 at September 30, 2014 compared to $7,635,775 at June 30, 2014.  We had revenues in excess of billings of $2,173,990 at September 30, 2014 compared to $2,377,367 at June 30, 2014.  During the three months ended September 30, 2014, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased $5,847,249 from $10,013,142 at June 30, 2014 to $15,860,391 at September 30, 2014. The increase is due to invoicing of maintenance fees to various customers. To some customers, the maintenance fee is invoiced in advance for the year. The amount is recorded in unearned revenue and is recognized as revenue on the time proportionate method. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,197,588 and $3,212,477, respectively at September 30, 2014.

The average days sales outstanding for the three months ended September 30, 2014 and 2013 were 116 and 305 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $940,287 for the three months ended September 30, 2014, compared to $3,972,805 for the three months ended September 30, 2013. We had purchases of property and equipment of $1,031,128 compared to $2,691,066 for the comparable period last fiscal year. The increase in intangible assets which represents amounts capitalized for the development of new products was $nil for the three months ended September 30, 2014 and $1,362,026 for the three months ended September 30, 2013.

Net cash provided by financing activities was $806,721 and $630,382 for the three months ended September 30, 2014, and 2013, respectively. During the three months ended September 30, 2014, we received $850,000 pursuant to a stock purchase agreement for the purchase of 298,245 restricted shares of common stock at $2.85 per share. The three months ended September 30, 2014 included the cash inflow of $nil from the exercising of stock options and warrants compared to $560,500 for the three months ended September 30, 2013. During the three months ended September 30, 2014, we had net payments for bank loans and capital leases of $2,591,334 as compared to $198,853 for the three months ended September 30, 2013. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note No. 11 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants.  As of September 30, 2014, we had approximately $10.38 million of cash, cash equivalents and marketable securities of which approximately $6.64 million is held by our foreign subsidiaries.  As of June 30, 2014, we had approximately $11.46 million of cash, cash equivalents and marketable securities of which approximately $8.4 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations.  If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing  $2.5 to $3.5 million for APAC, U.S. and Europe new business development activities and infrastructure enhancements, which we expect to provide from current operations.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties.  However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

Our U.K.-based subsidiary, NTE, has an approved overdraft facility of £300,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 for the acquisition VLS. This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost.  The Pakistani subsidiary, NetSol PK has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 312.5 million ($3,097,126) which requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2014. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of September 30, 2014, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter September 30, 2014, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Other than has been previously reported in our report on form 10-K filed on September 15, 2014, to the best knowledge of Company’s management and counsel, there is no material litigation pending or threatened against the Company.  Nor, to the best of our knowledge, has there been a material change in the litigation previously disclosed including any change in the estimated losses alleged.

Item 1A.  Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 4, 2014, the board of directors revised the Company’s Code of Ethics to modify the trading blackout period at the end of a quarter whereby trading is prohibited beginning 15 days following the end of the quarter and ending two days following the filing of the 10Q.  The trading blackout period preceding the filing of the Company’s 10-K remains unchanged by this revision.

Item 6.   Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)
99.1	Amended and Restated Code of Ethics dated November 4, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: November 6, 2014	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date: November 6, 2014	/s/Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer