Form 10-Q
period 2014-12-31
NETSOL TECHNOLOGIES INC
filed 2015-02-12
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Small Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

The issuer had 9,826,463 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of February 4, 2015.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	As of December 31, 2014	As of June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,486,526	$11,462,695
Restricted cash	90,000	2,528,844
Accounts receivable, net of allowance of $1,058,214 and $1,088,172	7,706,162	5,403,165
Accounts receivable, net - related party	2,123,567	2,232,610
Revenues in excess of billings	3,098,226	2,377,367
Other current assets	2,564,116	2,857,879
Total current assets	29,068,597	26,862,560
Property and equipment, net	27,543,489	29,721,128
Intangible assets, net	26,030,664	28,803,018
Goodwill	9,516,568	9,516,568
Total assets	$92,159,318	$94,903,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,971,101	$5,234,887
Current portion of loans and obligations under capitalized leases	3,217,397	5,791,258
Unearned revenues	8,141,083	3,239,852
Common stock to be issued	721,592	347,518
Total current liabilities	17,051,173	14,613,515
Long term loans and obligations under capitalized leases; less current maturities	1,082,310	1,532,080
Total liabilities	18,133,483	16,145,595
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 9,743,850 and 9,150,889 issued and outstanding as of December 31, 2014 and June 30, 2014	97,439	91,509
Additional paid-in-capital	117,834,686	115,394,097
Treasury stock	(415,425)	(415,425)
Accumulated deficit	(38,382,498)	(35,177,303)
Stock subscription receivable	(2,280,488)	(2,280,488)
Other comprehensive loss	(16,208,648)	(14,979,223)
Total NetSol stockholders’ equity	60,645,066	62,633,167
Non-controlling interest	13,380,769	16,124,512
Total stockholders’ equity	74,025,835	78,757,679
Total liabilities and stockholders’ equity	$92,159,318	$94,903,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2014	2013	2014	2013
Net Revenues:
License fees	$2,100,715	$455,616	$3,685,268	$2,708,183
Maintenance fees	3,329,587	2,867,195	6,178,228	5,247,604
Services	5,567,826	3,974,591	9,965,783	7,294,814
Services - related party	1,354,476	1,256,899	2,750,476	2,224,442
Total net revenues	12,352,604	8,554,301	22,579,755	17,475,043

Cost of revenues:
Salaries and consultants	4,298,900	3,160,760	8,415,117	6,420,551
Travel	590,353	347,670	1,012,224	736,255
Depreciation and amortization	1,800,753	1,120,363	3,602,320	2,046,678
Other	662,046	1,006,465	1,336,909	1,695,009
Total cost of revenues	7,352,052	5,635,258	14,366,570	10,898,493
Gross profit	5,000,552	2,919,043	8,213,185	6,576,550

Operating expenses:
Selling and marketing	1,574,955	893,781	2,707,315	1,948,922
Depreciation and amortization	438,003	430,947	1,018,776	857,564
General and administrative	3,911,754	2,997,431	7,587,510	6,404,431
Research and development cost	80,437	55,114	146,702	113,802
Total operating expenses	6,005,149	4,377,273	11,460,303	9,324,719
Loss from operations	(1,004,597)	(1,458,230)	(3,247,118)	(2,748,169)

Other income and (expenses)
Loss on sale of assets	(69,543)	(175,237)	(80,595)	(189,032)
Interest expense	(47,265)	(92,738)	(120,358)	(161,955)
Interest income	106,078	39,931	163,997	72,785
Gain (loss) on foreign currency exchange transactions	(421,082)	96,039	(341,862)	1,207,462
Other income	18,162	59	18,539	665
Total other income (expenses)	(413,650)	(307,786)	(360,279)	763,277
Net loss before income taxes	(1,418,247)	(1,766,016)	(3,607,397)	(1,984,892)
Income tax provision	(87,683)	(29,270)	(127,759)	(40,401)
Net loss from continuing operations	(1,505,930)	(1,795,286)	(3,735,156)	(2,025,293)
Loss from discontinued operations	-	(145,527)	-	(378,468)
Net loss	(1,505,930)	(1,940,813)	(3,735,156)	(2,403,761)
Non-controlling interest	138,764	313,905	529,961	(320,262)
Net loss attributable to NetSol	$(1,367,166)	$(1,626,908)	$(3,205,195)	$(2,724,023)

Amount attributable to NetSol common shareholders:
Loss from continuing operations	$(1,367,166)	$(1,481,381)	$(3,205,195)	$(2,345,555)
Loss from discontinued operations	-	(145,527)	-	(378,468)
Net loss	$(1,367,166)	$(1,626,908)	$(3,205,195)	$(2,724,023)

Net loss per share:
Net loss per share from continuing operations:
Basic	$(0.14)	$(0.16)	$(0.34)	$(0.26)
Diluted	$(0.14)	$(0.16)	$(0.34)	$(0.26)

Net loss per share from discontinued operations:
Basic	$-	$(0.02)	$-	$(0.04)
Diluted	$-	$(0.02)	$-	$(0.04)

Net loss per common share
Basic	$(0.14)	$(0.18)	$(0.34)	$(0.30)
Diluted	$(0.14)	$(0.18)	$(0.34)	$(0.30)

Weighted average number of shares outstanding
Basic	9,654,334	9,056,024	9,433,829	9,006,015
Diluted	9,654,334	9,056,024	9,433,829	9,006,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2014	2013	2014	2013

Net loss	$(1,367,166)	$(1,626,908)	$(3,205,195)	$(2,724,023)
Other comprehensive income (loss):
Translation adjustment	1,116,563	(420,309)	(1,909,466)	(3,843,025)
Comprehensive income (loss)	(250,603)	(2,047,217)	(5,114,661)	(6,567,048)
Comprehensive income (loss) attributable to non-controlling interest	390,434	(40,980)	(680,041)	(1,261,514)
Comprehensive income (loss) attributable to NetSol	$(641,037)	$(2,006,237)	$(4,434,620)	$(5,305,534)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Six Months
	Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,735,156)	$(2,403,761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,621,096	3,144,948
Provision for bad debts	-	259,306
Share of net loss from investment under equity method	-	166,648
Loss on sale of assets	80,595	189,032
Stock issued for services	606,536	640,247
Fair market value of warrants and stock options granted	311,244	158,783
Changes in operating assets and liabilities:
Accounts receivable	(2,279,774)	(1,246,995)
Accounts receivable - related party	40,907	(842,503)
Revenues in excess of billing	(765,672)	8,612,283
Other current assets	286,838	367,741
Accounts payable and accrued expenses	59	1,388,473
Unearned revenue	4,857,469	2,228,992
Net cash provided by operating activities	4,024,142	12,663,194

Cash flows from investing activities:
Purchases of property and equipment	(1,772,866)	(6,059,596)
Sales of property and equipment	179,904	78,678
Purchase of non-controlling interest in subsidiaries	(577,222)	(17,853)
Increase in intangible assets	-	(2,312,919)
Net cash used in investing activities	(2,170,184)	(8,311,690)

Cash flows from financing activities:
Proceeds from sale of common stock	1,610,000	-
Proceeds from the exercise of stock options and warrants	116,400	560,500
Proceeds from exercise of subsidiary options	-	311,709
Restricted cash	2,438,844	(660,672)
Dividend paid by subsidiary to Non controlling interest	(780,106)	(266,343)
Proceeds from bank loans	57,405	1,276,505
Payments on capital lease obligations and loans - net	(2,867,974)	(781,756)
Net cash provided by financing activities	574,569	439,943
Effect of exchange rate changes	(404,696)	(1,084,723)
Net increase in cash and cash equivalents	2,023,831	3,706,724
Cash and cash equivalents, beginning of the period	11,462,695	7,874,318
Cash and cash equivalents, end of period	$13,486,526	$11,581,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$107,418	$152,239
Taxes	$74,850	$213,957

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the payment of vendors	$-	$210,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

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

NetSol Technologies Australia Pty Limited (“Australia”)

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

Vroozi, Inc. (“Vroozi”) – discontinued on March 31, 2014

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company’s results of operations or financial condition.

In May 2014, the (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company’s results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern(ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01). The amendment eliminates from U.S. GAAP the concept of extraordinary items. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, and stock awards. All options and warrants were excluded from the diluted loss per share calculation due to their anti-dilution effect.

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2014	2013	2014	2013

Stock Options	727,462	302,462	727,462	302,462
Warrants	163,124	163,124	163,124	163,124
	890,586	465,586	890,586	465,586

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, NetSol UK, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use Pakistan Rupees; NTPK Thailand and NetSol Thai use Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiaries, NTA and Vroozi, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $16,208,648 and $14,979,223 as of December 31, 2014 and June 30, 2014, respectively. During the three and six months ended December 31, 2014, comprehensive income (loss) in the consolidated statements of operations included translation income of $726,129 and a loss of $1,229,425, respectively. During the three and six months ended December 31, 2013, comprehensive loss in the consolidated statements of operations included translation losses of $379,329 and $2,581,511, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

In November 2004, the Company entered into a joint venture agreement with the Innovation Group called NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company. NetSol-Innovation provides support services to the Innovation Group. During the three and six months ended December 31, 2014, NetSol-Innovation provided services of $1,354,476 and $2,750,476, respectively. During the three and six months ended December 31, 2013, NetSol-Innovation provided services of $1,256,899 and $2,224,442, respectively. Accounts receivable at December 31, 2014 and June 30, 2014 were $2,123,567 and $2,232,610, respectively.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

		As of December 31, 2014	As of June 30, 2014
Prepaid Expenses		$622,431	$450,451
Advance Income Tax		944,796	918,300
Employee Advances		61,864	46,730
Security Deposits		144,850	189,905
Tender Money Receivable		63,076	81,420
Other Receivables		280,143	645,397
Other Assets		368,548	430,508
Due From Related Party	(1)	78,408	95,168
Total		$2,564,116	$2,857,879

(1) Due from related party as of December 31, 2014 and June 30, 2014 is a receivable from Atheeb NetSol Saudi Company Limited.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31, 2014	As of June 30, 2014

Office Furniture and Equipment	$2,624,218	$2,628,814
Computer Equipment	25,899,260	27,215,091
Assets Under Capital Leases	1,804,147	1,861,445
Building	6,068,353	6,259,290
Land	3,249,086	3,351,316
Capital Work In Progress	3,184,387	2,812,181
Autos	994,641	999,277
Improvements	510,573	533,102
Subtotal	44,334,665	45,660,516
Accumulated Depreciation	(16,791,176)	(15,939,388)
Property and Equipment, Net	$27,543,489	$29,721,128

For the three and six months ended December 31, 2014, depreciation expense totaled $1,360,652 and $2,729,359, respectively. Of these amounts, $932,063 and $1,850,955, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2013, depreciation expense totaled $1,116,347 and $2,113,907, respectively. Of these amounts, $715,871 and $1,327,961, respectively, are reflected in cost of revenues.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure necessary to meet expected long term growth needs. Accumulated capitalized interest was $776,463 and $664,614 as of December 31, 2014 and June 30, 2014, respectively.

Following is a summary of fixed assets held under capital leases as of December 31, 2014 and June 30, 2014:

	As of December 31, 2014	As of June 30, 2014
Computers and Other Equipment	$684,941	$731,354
Furniture and Fixtures	355,037	280,184
Vehicles	764,169	849,907
Total	1,804,147	1,861,445
Less: Accumulated Depreciation - Net	(514,566)	(469,336)
	$1,289,581	$1,392,109

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Product Licenses	Customer Lists	Technology	Total
Intangible Assets - June 30, 2014 - Cost	$48,632,368	$6,052,377	$242,702	$54,927,447
Additions	-	-	-	-
Effect of Translation Adjustment	(2,208,657)	-	-	(2,208,657)
Accumulated Amortization	(20,479,959)	(5,965,465)	(242,702)	(26,688,126)
Net Balance - December 31, 2014	$25,943,752	$86,912	$-	$26,030,664

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $25,943,752 will be amortized over the next 9.25 years. Amortization expense for the three and six months ended December 31, 2014 was $868,690 and $1,751,365, respectively. Amortization expense for the three and six months ended December 31, 2013 was $523,825 and $957,384, respectively.

(B) Customer Lists

Customer lists are being amortized on a straight-line basis over five years, which approximates the anticipated rate of attrition. The unamortized balance of $86,912 will be amortized over the next 1.75 years. Amortization expense for the three and six months ended December 31, 2014 was $12,636 and $26,004, respectively. Amortization expense for the three and six months ended December 31, 2013 was $18,832 and $48,880, respectively.

(C) Technology

Technology assets are being amortized on a straight-line basis over five years, which approximates the anticipated rate of attrition. Amortization expense for the three and six months ended December 31, 2014 was $114,368. Amortization expense for the three and six months ended December 31, 2013 was $12,658 and $24,777 respectively.

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
December 31, 2015	$3,349,208
December 31, 2016	3,130,881
December 31, 2017	3,093,637
December 31, 2018	3,093,637
December 31, 2019	3,026,353
Thereafter	10,336,950
$26,030,664

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of December 31, 2014	As of June 30, 2014
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the period ended December 31, 2014.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31, 2014	As of June 30, 2014
Accounts Payable	$1,496,813	$1,642,325
Accrued Liabilities	2,896,417	2,956,686
Accrued Payroll	8,052	44,185
Accrued Payroll Taxes	213,728	261,261
Interest Payable	48,522	61,555
Taxes Payable	204,343	165,649
Other Payable	103,226	103,226
Total	$4,971,101	$5,234,887

NOTE 11 – DEBTS

Notes payable and capital leases consisted of the following:

		As of December 31, 2014
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$106,690	$106,690	$-
Habib Bank Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
HSBC Loan	(4)	603,373	321,747	281,626
Term Finance Facility	(5)	490,586	245,293	245,293
Loan Payable Bank	(6)	1,962,343	1,962,343	-
Loan From Related Party	(7)	253,153	130,861	122,292
		3,416,145	2,766,934	649,211
Subsidiary Capital Leases	(8)	883,562	450,463	433,099
		$4,299,707	$3,217,397	$1,082,310

		As of June 30, 2014
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$54,547	$54,547	$-
Habib Bank Line of Credit	(2)	2,438,844	2,438,844	-
Bank Overdraft Facility	(3)	-	-	-
HSBC Loan	(4)	835,899	346,138	489,761
Term Finance Facility	(5)	632,527	253,011	379,516
Loan Payable Bank	(6)	2,024,087	2,024,087	-
Loan From Related Party	(7)	322,600	194,740	127,860
		6,308,504	5,311,367	997,137
Subsidiary Capital Leases	(8)	1,014,834	479,891	534,943
		$7,323,338	$5,791,258	$1,532,080

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis, are recorded in current maturities. The interest rate on the insurance financing was 0.43% and 0.55% as of December 31, 2014 and June 30, 2014, respectively.

(2) In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by certificates of deposit held at the bank. The interest rate on this line of credit is variable, and was 1.5% as of December 31, 2014 and June 30, 2014, respectively. In June 2012, the Company’s subsidiary, NTA, entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by certificates of deposit of the same value held at the bank. The interest rate on this line of credit is variable and was 1.9% as of December 31, 2014 and June 30, 2014, respectively. Interest expense for the three and six months ended December 31, 2014 was $nil and $8,658, respectively. Interest expense for the three and six months ended December 31, 2013 was $9,430 and $16,726, respectively. Amounts of both lines of credit were paid down during the period.

(3) During the year ended June 30, 2008, the Company’s subsidiary, NTE, entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $465,983. The annual interest rate was 4.75% as of December 31, 2014 and June 30, 2014, respectively.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of December 31, 2014, NTE was in compliance with this covenant.

(4) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,553,277 for a period of 5 years with monthly payments of £18,420, or approximately $28,611. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the three and six months ended December 31, 2014 was $13,248 and $29,950, respectively. Interest expense, during the three and six months ended December 31, 2013, was $19,047 and $41,489, respectively.

This facility requires that NTE’s adjusted tangible net worth to be not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, the facility requires NTE’s cash debt service coverage to not fall below 150% of the aggregate debt service cost. As of December 31, 2014, NTE was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The total aggregate amount of these facilities is Rs. 112,500,000, or approximately $1,103,818 (availed Rs. 50,000,000 or $490,586), (secured by the first charge of Rs. 580 million or approximately $5.69 million over the land, building and equipment of the company). The interest rate was 12.90% as of December 31, 2014 and June 30, 2014, respectively, which is 2.75% above the six-month Karachi Inter Bank Offering Rate.

(6) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by the Company’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 300,000,000 or $2,943,514 (availed Rs. 200,000,000 or $1,962,343). The interest rate for the loans was 7.5% and 9.4% at December 31, 2014 and June 30, 2014 respectively. Interest expense for the three and six months ended December 31, 2014 was $37,068 and $72,775, respectively. Interest expense for the three and six months ended December 31, 2013, was $42,081 and $86,181, respectively.

Both term and export refinance facilities from Askari Bank Limited amounting to Rupees 250 million ($2.45 million) require NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of December 31, 2014, NetSol PK was in compliance with this covenant.

(7) In October 2013, the Company’s subsidiary, NTE, entered into a loan agreement with Investec, a related party, to finance VLS. The loan amount was £100,000, or approximately $155,327, for a period of 1 year with monthly payments of £8,676, or approximately $13,476. The interest rate was 4.1%. As of December 31, 2014, the company has paid off full amount of loan.

In March 2014, the Company’s subsidiary, VLS, entered into a loan agreement with Investec. The loan amount was £150,000, or approximately $232,990, for a period of two years with annual payments of £75,000, or approximately $116,495. The interest rate was 3.13%. As of December 31, 2014, the subsidiary has used this facility up to $253,152 including interest due, of which $122,292 was shown as long term and $130,861 as current maturity, including seven months of accrued interest.

(8) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three and six months ended December 31, 2014 and 2013.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2014:

Amount
Minimum Lease Payments
Due FYE 12/31/15	$531,224
Due FYE 12/31/16	382,127
Due FYE 12/31/17	85,482
Total Minimum Lease Payments	998,833
Interest Expense relating to future periods	(115,271)
Present Value of minimum lease payments	883,562
Less: Current portion	(450,463)
Non-Current portion	$433,099

NOTE 12 – STOCKHOLDERS’ EQUITY

Share-Based Payment Transactions

During the six months ended December 31, 2014, the Company issued 52,500 shares of restricted common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $305,700.

During the six months ended December 31, 2014, the Company issued 11,726 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $57,233.

During the six months ended December 31, 2014, the Company issued 49,613 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $199,528.

During six months ended December 31, 2014, the Company received $1,280,000 pursuant to a stock purchase agreement for the purchase of 449,122 restricted shares of common stock at $2.85 per share. The company also received $330,000 pursuant to stock purchase agreement for the purchase of 107,842 restricted shares of common stock at $3.06 per share. These shares were issued in January 2015 and recorded in stock to be issued.

NOTE 13 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:

	# of shares	Weighted Ave Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding June 30, 2014	757,462	$6.65	2.2
Granted	-	-
Exercised	(30,000)	$3.88
Expired / Cancelled	-	-
Outstanding December 31, 2014	727,462	$6.76	1.71	$-
Exercisable, December 31, 2014	477,462	$8.27	1.83	$-

WARRANTS:
Outstanding and exercisable, June 30, 2014	163,124	$7.29	2.2
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, December 31, 2014	163,124	$7.29	1.71	$-

The following table summarizes information about stock options and warrants outstanding and exercisable at December 31, 2014.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$0.10 - $9.90	653,462	1.76	$4.81	403,462	1.93	$5.39
$10.00 - $19.90	14,000	1.12	$18.18	14,000	1.12	$18.18
$20.00 - $29.90	60,000	1.33	$25.33	60,000	1.33	$25.33
Totals	727,462	1.71	$6.76	477,462	1.83	$8.27

WARRANTS:
$5.00 - $7.50	163,124	1.71	$7.29	163,124	1.71	$7.29
Totals	163,124	1.71	$7.29	163,124	1.71	$7.29

The Company recorded compensation expense of $155,623 and $311,245 for the three and six months ended December 31, 2014, respectively, related to vested options. The compensation expense related to the unvested options as of December 31, 2014 was $311,244 which will be recognized during the fiscal year of 2015. The Company recorded compensation expense of $33,214 and $158,251 for the three and six months ended December 31, 2013, respectively.

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2013	-	-
Granted	337,899	$5.78
Vested	(105,899)	$10.00
Unvested, June 30, 2014	232,000	$3.88
Granted	110,500	$2.90
Vested	(172,226)	$3.57
Unvested, December 31, 2014	170,274	$3.56

For the three and six months ended December 31, 2014, the Company recorded compensation expense of $316,370 and $614,293 respectively. For the three and six months ended December 31, 2013, the Company recorded compensation expense of $232,012 and $464,025 respectively. The compensation expense related to the unvested stock grants as of December 31, 2014 was $606,675 which will be recognized during the fiscal year of 2015.

NOTE 14 – CONTINGENCIES

As previously disclosed, on July 25, 2014, a Federal Securities class action lawsuit entitled Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., Najeeb Ghauri, Naeem Ghauri, and Salim Ghauri was filed in Central District of California. The action generally alleges the Company violated certain federal securities laws by allegedly issuing false and misleading statements regarding the Company’s product and business prospect of that product. Specifically, the complaint alleges the next-generation product did not exist as of November 8, 2011 and there was no reasonable basis for stating that there was a growing interest or serious interest in the product; the product had been gaining momentum or that it had been well received. The plaintiff has filed an amended consolidated complaint including the previous allegations. On January 21, 2015, defendants filed a motion to dismiss the lawsuit stating that the plaintiff’s complaint fails to sufficiently plead the allegations and essential elements of the claims. Following responsive pleadings by plaintiff and defendant, the motion is scheduled to be heard on March 16, 2015. The Company believes the lawsuit to be meritless and intends to vigorously defend the action including but not limited to motions to dismiss. The Company has engaged counsel and has liability insurance. Given the early stage of the litigation, however, at this time the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have material adverse effect on the Company. As of the date of this filing, a class had not yet been established.

NOTE 15 – OPERATING SEGMENTS

The Company has identified three segments for its products and services; North America, Europe and Asia-Pacific. Our reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related maintenance fees, and implementation and IT consulting services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. The following table presents a summary of identifiable assets as of December 31, 2014 and June 30, 2014:

	As of December 31, 2014	As of June 30, 2014
Identifiable assets:
Corporate headquarters	$3,001,697	$5,150,823
North America	8,194,933	7,406,631
Europe	6,490,081	6,169,265
Asia - Pacific	74,472,607	76,176,555
Consolidated	$92,159,318	$94,903,274

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2014	2013	2014	2013
Revenues from unaffiliated customers:
North America	$1,423,560	$857,904	$2,590,337	$1,939,522
Europe	1,921,596	1,559,880	3,771,609	2,768,382
Asia - Pacific	7,652,972	4,879,618	13,467,333	10,542,697
	10,998,128	7,297,402	19,829,279	15,250,601
Revenue from affiliated customers
Asia - Pacific	1,354,476	1,256,899	2,750,476	2,224,442
	1,354,476	1,256,899	2,750,476	2,224,442
Consolidated	$12,352,604	$8,554,301	$22,579,755	$17,475,043

Intercompany revenue
Europe	$92,641	$187,136	$223,169	$336,532
Asia - Pacific	1,410,145	649,479	1,691,264	952,557
Eliminated	$1,502,786	$836,615	$1,914,433	$1,289,089

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,091,128)	$(1,270,154)	$(2,083,685)	$(2,420,062)
North America	446,050	23,271	711,773	216,472
Europe	(274,697)	(297,595)	(257,873)	(851,313)
Asia - Pacific	(586,155)	(250,808)	(2,105,371)	1,029,610
Discontinued operation	-	(145,527)	-	(378,468)
Consolidated	$(1,505,930)	$(1,940,813)	$(3,735,156)	$(2,403,761)

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months
	Ended December 31,
	2014	2013
Capital expenditures:
Corporate headquarters	$1,786	$4,531
North America	4,866	16,386
Europe	155,895	90,423
Asia - Pacific	1,610,319	5,948,256
Consolidated	$1,772,866	$6,059,596

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

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at December 31, 2014

NetSol PK	34.85%	$11,821,972
NetSol-Innovation	49.90%	1,321,452
VLS, VLHS & VLSIL Combined	49.00%	237,345
Total		$13,380,769

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2014

NetSol PK	36.62%	$14,317,233
NetSol-Innovation	49.90%	1,546,920
VLS, VLHS & VLSIL Combined	49.00%	260,359
Total		$16,124,512

NETSOL TECHNOLOGIES, LIMITED

During the six months ended December 31, 2014, the Company purchased 1,580,000 shares of common stock of NetSol PK from the open market for $577,222 resulting in a decrease in non-controlling interest from 36.62% to 34.85%.

NETSOL-INNOVATION (PVT) LIMITED

During the six months ended December 31, 2014, NetSol-Innovation paid a cash dividend of $1,576,609.

Item 2. Management’s Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and six months ended December 31, 2014.

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

Overview

NetSol Technologies, Inc. (NasdaqCM: NTWK) is a worldwide provider of IT and enterprise software solutions. We believe that our solutions constitute mission critical applications for our clients as they encapsulate end-to-end business processes, facilitating faster processing and increased transactions.

The Company’s primary source of revenue is the licensing, customization, enhancement and maintenance of its suite of financial applications under the brand name NFS™ (NetSol Financial Suite) and NFS Ascent™ for leading businesses in the global lease and finance industry.

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

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	San Francisco Bay Area

●	Europe	London Metropolitan area

●	Asia Pacific	Lahore, Bangkok, Beijing and Sydney

The Company maintains services, solutions and/or sales specific offices in the USA, England, Germany, Pakistan, Thailand, China and Australia.

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

NFS Ascent™

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

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to dramatically improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. We believe that the transition from NFS™ to NFS Ascent™ allows:

●	Improvement in overall productivity throughout the delivery organization:

○	The new architecture and design of the system allow the implementation team to deliver more with less, thus potentially increasing the delivery of more projects in any given financial year.

○	The functionalities, like the Business Process Manager, Workflow Engine and Business Rule Engine, provides flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

○	The NFS Ascent™ platform and the SOA architecture allow us to develop portals and mobile applications quickly by utilizing our existing services. Integration with other systems becomes easier and quicker as we can expose our services to the external world for consumption.

○	The n-tier architecture allows us to better distribute the tasks among various team members, and because of the loose coupling between various modules and layers, the risk of regression in other parts of the system as a result of changes made in one part of the system is reduced tremendously.

●	Improvement in talent acquisition and retention:

○	Because NFS Ascent™ has been developed using the latest technologies and tools available in the market, it helps us attract and retain top engineers.

●	Better customer satisfaction:

○	As a result of the powerful NFS Ascent™ platform and improvement in the talent acquisition and retention, the quality of our deliverables should increase.

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

LeaseSoft

In addition to offering all NetSol products, NTE has some regional offerings, including:

●	LeaseSoft Portal - introduced to support online access to proposals and for the foundation of web-based origination systems;

●	LeaseSoft Document Manager - introduced to facilitate the automation, production and distribution of proposal documentation, including indexation and branding of all outbound and inbound documents;

●	LeaseSoft Auto-Decision Engine - developed to provide automation of credit checking and underwriting for standards based financial products;

●	LeaseSoft EDI Manager - introduced to facilitate process automation between business introducers and funders; and

●	Evolve - launched to provide an entry level software package for own-book brokerages and small to medium size funders.

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the six months ended December 31, 2014. It should be read together with our condensed consolidated financial statements and related notes included herein.

A few of NetSol’s major successes achieved in the first six months of fiscal year 2015 were:

●	NetSol PK signed an agreement valued at more than $16 million over a period of five years to implement NFS Ascent™. The implementation, with a major multi-finance group in Asia, will fully automate all finance front and back office operations;

●	NetSol China signed an agreement with an auto captive finance company in China for the implementation of NFS™, the Company’s legacy system;

●	NetSol PK signed an agreement to implement NFS™ at a leading auto captive finance company in China;

●	NTE and VLS developed a Business Process Outsource (BPO) service to address the broker market for own book management. In collaboration with funders, the service will form part of the funding approval process, which will generate a significant increase in sales opportunities;

●	Established a new office in Stuttgart, Germany to improve NetSol’s presence in Europe;

●	Signed an agreement with a German automobile company to license LeaseSoft and provide business process outsourcing services;

●	Expanded relationship with CNH Industrial Capital, Australia, to further implement NFS™; and,

●	Added 50 additional licenses to a leading automotive manufacturer’s current LeasePak portfolio.

Our success, in the near term, will depend, in large part, on the Company’s ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals; (c) make progress in the North American and European markets and, (d) continue to streamline sales and marketing efforts in every market we operate. However, management’s outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive 3-5 year growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The plan contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Continue to advance infrastructure and systems in Lahore, Bangkok, Beijing and San Francisco locations.

●	Strengthen the NetSol brand in the Americas and Europe and further penetrate in APAC markets such as China, Thailand, Indonesia, Australia and New Zealand.

●	Hire and retain the best available talent to develop the next line of managers for our growing demand.

●	Develop the sales and delivery capabilities for the Americas markets, in particular the growth in the U.S. auto and banking sectors. A shift in revenue contribution from the Americas markets in next few years would improve both gross and net operating margins due to the volume and size of U.S. contracts; further position NetSol to deliver and support the new growth and technology dimensions in IT services, maintenance, mobile apps and cloud based solutions.

●	Maintain the quality of our delivery, after delivery support, and client relationships.

●	Aggressively market NFS Ascent™ in Europe and North America to penetrate the auto captive leasing and financing sectors.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly in the auto and banking markets.

●	According to IHS Automotive research, US Auto manufactures estimate nearly 17 million units of new car sales in 2015, the highest in a decade.

●	Slowly improving economic environment in the U.K. and major European economies.

●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.

●	Demand from multinational auto captives and global companies in NetSol Ascent™.

●	Growing interest in Japan for IT services and NFS™ applications within banking, equipment finance and general leasing industries.

●	Continued interest from existing clients in the NFS™ legacy systems.

●	Higher caliber and quality talents joining NetSol, globally.

Negative trends:

●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	The threats of conflict between the U.S. and Middle Eastern region could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

●	Continued conflicts in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

●	Both internal political challenges in Pakistan affecting the economy and image of the country.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http://www.netsoltech.com/us/investors/corporate-governance. The content of our websites are not intended to be incorporated by reference into this 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2014 compared to the Quarter Ended December 31, 2013

Net revenues for the quarter ended December 31, 2014 and 2013 are broken out among the segments as follows:

	2014		2013
	Revenue	%	Revenue	%
North America	1,423,560	11.52%	857,904	10.03%
Europe	1,921,596	15.56%	1,559,880	18.24%
Asia-Pacific	9,007,448	72.92%	6,136,517	71.74%
Total	$12,352,604	100.00%	$8,554,301	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended December 31, 2014 and 2013 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2014	%	2013	%
Net Revenues:
License fees	$2,100,715	17.01%	$455,616	5.33%
Maintenance fees	3,329,587	26.95%	2,867,195	33.52%
Services	5,567,826	45.07%	3,974,591	46.46%
Services - related party	1,354,476	10.97%	1,256,899	14.69%
Total net revenues	12,352,604	100.00%	8,554,301	100.00%

Cost of revenues:
Salaries and consultants	4,298,900	34.80%	3,160,760	36.95%
Travel	590,353	4.78%	347,670	4.06%
Depreciation and amortization	1,800,753	14.58%	1,120,363	13.10%
Other	662,046	5.36%	1,006,465	11.77%
Total cost of revenues	7,352,052	59.52%	5,635,258	65.88%
Gross profit	5,000,552	40.48%	2,919,043	34.12%

Operating expenses:
Selling and marketing	1,574,955	12.75%	893,781	10.45%
Depreciation and amortization	438,003	3.55%	430,947	5.04%
General and administrative	3,911,754	31.67%	2,997,431	35.04%
Research and development cost	80,437	0.65%	55,114	0.64%
Total operating expenses	6,005,149	48.61%	4,377,273	51.17%
Loss from operations	(1,004,597)	-8.13%	(1,458,230)	-17.05%

Other income and (expenses)
Loss on sale of assets	(69,543)	-0.56%	(175,237)	-2.05%
Interest expense	(47,265)	-0.38%	(92,738)	-1.08%
Interest income	106,078	0.86%	39,931	0.47%
Gain (loss) on foreign currency exchange transactions	(421,082)	-3.41%	96,039	1.12%
Other income	18,162	0.15%	59	0.00%
Total other income (expenses)	(413,650)	-3.35%	(307,786)	-3.60%
Net loss before income taxes	(1,418,247)	-11.48%	(1,766,016)	-20.64%
Income tax provision	(87,683)	-0.71%	(29,270)	-0.34%
Net loss from continuing operations	(1,505,930)	-12.19%	(1,795,286)	-20.99%
Loss from discontinued operations	-	0.00%	(145,527)	-1.70%
Net loss	(1,505,930)	-12.19%	(1,940,813)	-22.69%
Non-controlling interest	138,764	1.12%	313,905	3.67%
Net loss attributable to NetSol	$(1,367,166)	-11.07%	$(1,626,908)	-19.02%

Revenues

License fees

License fees for the three months ended December 31, 2014 were $2,100,715 compared to $455,616 for the three months ended December 31, 2013 reflecting an increase of $1,645,099. During the quarter ended December 31, 2014, the Company signed one deal for the implementation of our legacy system, NFS™. This deal includes both license and services elements. The Company also issued additional Licenses for its LeasePak product.

Maintenance fees

Maintenance fees for the three months ended December 31, 2014, were $3,329,587 compared to $2,867,195 for the three months ended December 31, 2013, reflecting an increase of $462,392. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2014 and into fiscal year 2015. We anticipate maintenance fees to remain relatively stable until we are able to license NFS Ascent™ to new customers.

Services

Services income for the three months ended December 31, 2014 were $6,922,302 compared to $5,231,490 for the three months ended December 31, 2013 reflecting an increase of $1,690,812. Included in the services income are services provided to related parties of $1,354,476 for the three months ended December 31, 2014 compared to $1,256,899 for the same period last year. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process. Moving forward, with the implementation of new projects of NFS Ascent™, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $5,000,552, for the three months ended December 31, 2014 compared with $2,919,043 for the three months ended December 31, 2013. This is an increase of 71.13% or $2,081,509. The gross profit percentage for the three months ended December 31, 2014 also increased to 40.48% from 34.12% for the three months ended December 31, 2013. The increase in the gross profit is mainly due to the increase in revenues. The cost of sales was $7,352,052 for the three months ended December 31, 2014 compared to $5,635,258 for the three months ended December 31, 2013. As a percentage of sales, cost of sales decreased from 65.88% for the three months ended December 31, 2013 to 59.52% for the three months ended December 31, 2014.

Salaries and consultant fees increased by $1,138,140 from $3,160,760 for the three months ended December 31, 2013 to $4,298,900 for the three months ended December 31, 2014. The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China, Europe and North America as we anticipate new projects associated with NFS Ascent™. As a percentage of sales, salaries and consultant expense decreased from 36.95% for the three months ended December 31, 2013 to 34.8% for the three months ended December 31, 2014.

Depreciation and amortization expense increased to $1,800,753 compared to $1,120,363 for the three months ended December 31, 2013, or an increase of $680,390. Depreciation and amortization expense increased as we began amortizing the product licenses costs that had been capitalized related to the NFS Ascent™ development.

Operating Expenses

Operating expenses were $6,005,149 for the three months ended December 31, 2014 compared to $4,377,273, for the three months ended December 31, 2013 or an increase of 51.17% or $1,627,876. As a percentage of sales, it decreased from 51.17% to 48.61%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $681,174 or 76.21% and an increase in general and administrative expenses of $914,323 or 30.5%. The increase in selling and marketing expenses is due to the hiring of additional employees and the increase in marketing efforts for NFS Ascent™. The increase in general and administrative expenses is primarily due to the startup of a new subsidiary in Germany and an increase in salaries of approximately $280,261 due to annual raises and hiring of additional employees.

Loss from Operations

Loss from operations was $1,004,597 for the three months ended December 31, 2014 compared to $1,458,230 for the three months ended December 31, 2013. This represents a decrease of $453,633 for the three months ended December 31, 2014 compared with the three months ended December 31, 2013. As a percentage of sales, net loss from operations was 8.13% for the three months ended December 31, 2014 compared to 17.05% for the three months ended December 31, 2013.

Other Income and Expenses

Other expense was $413,650 for the three months ended December 31, 2014 compared to $307,786 for the three months ended December 31, 2013. Included in other expense for the quarter ended December 31, 2013 was an exchange gain of $96,039 on foreign currency exchange transactions compared to loss of $421,082 in the current quarter.

Net Loss

Net loss was $1,367,166 for the three months ended December 31, 2014 compared to $1,626,908 for the three months ended December 31, 2013. This is a decrease of $259,742 compared to the prior year. Net loss per share, basic and diluted, was $0.14 for the three months ended December 31, 2014 compared to $0.18 for the three months ended December 31, 2013.

Six Months Ended December 31, 2014 compared to the Six Months Ended December 31, 2013

Net revenues for the six months ended December 31, 2014 and 2013 are broken out among the segments as follows:

	2014		2013
	Revenue	%	Revenue	%
North America	2,590,337	11.47%	1,939,522	11.10%
Europe	3,771,609	16.70%	2,768,382	15.84%
Asia-Pacific	16,217,809	71.82%	12,767,139	73.06%
Total	$22,579,755	100.00%	$17,475,043	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2014 and 2013 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2014	%	2013	%
Net Revenues:
License fees	$3,685,268	16.32%	$2,708,183	15.50%
Maintenance fees	6,178,228	27.36%	5,247,604	30.03%
Services	9,965,783	44.14%	7,294,814	41.74%
Services - related party	2,750,476	12.18%	2,224,442	12.73%
Total net revenues	22,579,755	100%	17,475,043	100%

Cost of revenues:
Salaries and consultants	8,415,117	37.27%	6,420,551	36.74%
Travel	1,012,224	4.48%	736,255	4.21%
Depreciation and amortization	3,602,320	15.95%	2,046,678	11.71%
Other	1,336,909	5.92%	1,695,009	9.70%
Total cost of revenues	14,366,570	63.63%	10,898,493	62.37%
Gross profit	8,213,185	36.37%	6,576,550	37.63%

Operating expenses:
Selling and marketing	2,707,315	11.99%	1,948,922	11.15%
Depreciation and amortization	1,018,776	4.51%	857,564	4.91%
General and administrative	7,587,510	33.60%	6,404,431	36.65%
Research and development cost	146,702	0.65%	113,802	0.65%
Total operating expenses	11,460,303	50.75%	9,324,719	53.36%
Loss from operations	(3,247,118)	-14.38%	(2,748,169)	-15.73%

Other income and (expenses)
Loss on sale of assets	(80,595)	-0.36%	(189,032)	-1.08%
Interest expense	(120,358)	-0.53%	(161,955)	-0.93%
Interest income	163,997	0.73%	72,785	0.42%
Gain (loss) on foreign currency exchange transactions	(341,862)	-1.51%	1,207,462	6.91%
Other income	18,539	0.08%	665	0.00%
Total other income (expenses)	(360,279)	-1.60%	763,277	4.37%
Net loss before income taxes	(3,607,397)	-15.98%	(1,984,892)	-11.36%
Income tax provision	(127,759)	-0.57%	(40,401)	-0.23%
Net loss from continuing operations	(3,735,156)	-16.54%	(2,025,293)	-11.59%
Loss from discontinued operations	-	0.00%	(378,468)	-2.17%
Net loss	(3,735,156)	-16.54%	(2,403,761)	-13.76%
Non-controlling interest	529,961	2.35%	(320,262)	-1.83%
Net loss attributable to NetSol	$(3,205,195)	-14.19%	$(2,724,023)	-15.59%

Revenues

License fees

License fees for the six months ended December 31, 2014 were $3,685,268 compared to $2,708,183 for the six months ended December 31, 2013 reflecting an increase of $977,085. During the six months ended December 31, 2014, we signed two different deals for the implementation of our legacy system, NFS™. These deals include both license and services elements. During the six months ended December 31, 2014, we signed a major contract for the implementation of our next-generation platform, NFS Ascent™. The contract includes license fee, customization and implementation services. The Company also issued additional Licenses for its LeasePak product.

Maintenance fees

Maintenance fees for the six months ended December 31, 2014, were $6,178,228 compared to $5,247,604, for the six months ended December 31, 2013, reflecting an increase of $930,624. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2014 and into fiscal year 2015. We anticipate maintenance fees to remain relatively stable until we are able to license NFS Ascent™ to new customers.

Services

Services income for the six months ended December 31, 2014 were $12,716,259 compared to $9,519,256 for the six months ended December 31, 2013 reflecting an increase of $3,197,003. Included in the services income are services provided to related parties of $2,750,476 for the six months ended December 31, 2014 compared to $2,224,442 for the same period last year. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process. Moving forward, with the implementation of new projects of NFS Ascent™, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $8,213,185, for the six months ended December 31, 2014 compared with $6,576,550 for the six months ended December 31, 2013. This is an increase of 24.89% or $1,636,635. The gross profit percentage for the six months ended December 31, 2014 slightly decreased to 36.37% from 37.63% for the six months ended December 31, 2013. The cost of sales was $14,366,570 for the six months ended December 31, 2014 compared to $10,898,493 for the six months ended December 31, 2013. As a percentage of sales, cost of sales increased from 62.37% for the six months ended December 31, 2013 to 63.63% for the six months ended December 31, 2014.

Salaries and consultant fees increased by $1,994,566 from $6,420,551 for the six months ended December 31, 2013 to $8,415,117 for the six months ended December 31, 2014. The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China, Europe and North America as we anticipate new projects associated with NFS Ascent™. As a percentage of sales, salaries and consultant expense increased from 36.74% for the six months ended December 31, 2013 to 37.27% for the six months ended December 31, 2014.

Depreciation and amortization expense increased to $3,602,320 compared to $2,046,678 for the six months ended December 31, 2013, or an increase of $1,555,642. Depreciation and amortization expense increased as we began amortizing the product licenses costs that had been capitalized related to the NFS Ascent™ development.

Operating Expenses

Operating expenses were $11,460,303 for the six months ended December 31, 2014 compared to $9,324,719, for the six months ended December 31, 2013 or an increase of 22.9% or $2,135,584. As a percentage of sales, it decreased from 53.36% to 50.75%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $758,393 or 38.91%, depreciation and amortization of $161,212 or 18.8% and an increase in general and administrative expenses of $1,183,079 or 18.47%. The increase in selling and marketing expenses is due to the hiring of additional employees and the increase in marketing efforts for NFS Ascent™. The increase in general and administrative expenses is primarily due to the startup of a new subsidiary in Germany and an increase in salaries of approximately $520,339 due to annual raises and hiring of additional employees.

Loss from Operations

Loss from operations was $3,247,118 for the six months ended December 31, 2014 compared to $2,748,169 for the six months ended December 31, 2013. This represents an increase of $498,949 for the six months ended December 31, 2014 compared with the six months ended December 31, 2013. As a percentage of sales, net loss from operations was 14.38% for the six months ended December 31, 2014 compared to 15.73% for the six months ended December 31, 2013.

Other Income and Expenses

Other expense was $360,279 for the six months ended December 31, 2014 compared to other income of $763,277 for the six months ended December 31, 2013. Included in other income for the six months ended December 31, 2013 was an exchange gain of $1,207,462 on foreign currency exchange transactions compared to loss of $341,862 in the current period.

Net Loss

Net loss was $3,205,195 for the six months ended December 31, 2014 compared to $2,724,023 for the six months ended December 31, 2013. This is an increase of $481,172 compared to the prior year. Net loss per share, basic and diluted, was $0.34 for the six months ended December 31, 2014 compared to $0.30 for the six months ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $13,486,526 at December 31, 2014, compared to $11,462,695 at June 30, 2014.

Net cash provided by operating activities was $4,024,142 for the six months ended December 31, 2014 compared to $12,663,194 for the six months ended December 31, 2013. At December 31, 2014, we had current assets of $29,068,597 and current liabilities of $17,051,173. We had accounts receivable of $9,829,729 at December 31, 2014 compared to $7,635,775 at June 30, 2014. We had revenues in excess of billings of $3,098,226 at December 31, 2014 compared to $2,377,367 at June 30, 2014. During the six months ended December 31, 2014, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased $2,914,813 from $10,013,142 at June 30, 2014 to $12,927,955 at December 31, 2014. The increase in accounts receivable is due to invoicing of maintenance fees to various customers. To some customers, the maintenance fee is invoiced in advance for the year. The amount is recorded in unearned revenue and is recognized as revenue on the time proportionate method. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $4,971,101 and $3,217,397, respectively at December 31, 2014.

The average days sales outstanding for the six months ended December 31, 2014 and 2013 were 93 and 275 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $2,170,184 for the six months ended December 31, 2014, compared to $8,311,690 for the six months ended December 31, 2013. We had purchases of property and equipment of $1,772,866 compared to $6,059,596 for the comparable period last fiscal year. The increase in intangible assets which represents amounts capitalized for the development of new products was $nil for the six months ended December 31, 2014 and $2,312,919 for the six months ended December 31, 2013.

Net cash provided by financing activities was $574,569 and $439,943 for the six months ended December 31, 2014, and 2013, respectively. The Company received a total of $1,610,000 pursuant to a stock purchase agreement for the purchase of 449,122 restricted shares of common stock at $2.85 per share and 107,842 restricted shares of common stock at $3.06 per share. The six months ended December 31, 2014 included the cash inflow of $116,400 from the exercising of stock options and warrants compared to $560,500 for the six months ended December 31, 2013. During the six months ended December 31, 2014, we had net payments for bank loans and capital leases of $2,867,974 as compared to $781,756 for the six months ended December 31, 2013. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note No. 11 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, whatsoever, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2014, we had approximately $13.49 million of cash, cash equivalents and marketable securities of which approximately $8.86 million is held by our foreign subsidiaries. As of June 30, 2014, we had approximately $11.46 million of cash, cash equivalents and marketable securities of which approximately $8.4 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Financial Covenants

Our U.K.-based subsidiary, NTE, has an approved overdraft facility of £300,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 for the acquisition VLS. This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. The Pakistani subsidiary, NetSol PK has an approved facility for both export refinance and term finance from Askari Bank Limited amounting to Rupees 350 million ($3,434,100) which requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2014. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of December 31, 2014, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended December 31, 2014, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on July 25, 2014, a Federal Securities class action lawsuit entitled Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., Najeeb Ghauri, Naeem Ghauri, and Salim Ghauri was filed in Central District of California. The action generally alleges the Company violated certain federal securities laws by allegedly issuing false and misleading statements regarding the Company’s product and business prospect of that product. Specifically, the complaint alleges the next-generation product did not exist as of November 8, 2011 and there was no reasonable basis for stating that there was a growing interest or serious interest in the product; the product had been gaining momentum or that it had been well received. The plaintiff has filed an amended consolidated complaint including the previous allegations. On January 21, 2015, defendants filed a motion to dismiss the lawsuit stating that the plaintiff’s complaint fails to sufficiently plead the allegations and essential elements of the claims. Following responsive pleadings by plaintiff and defendant, a motion is scheduled to be heard on March 16, 2015. The Company believes the lawsuit to be meritless and intends to vigorously defend the action including but not limited to motions to dismiss. The Company has engaged counsel and has liability insurance. Given the early stage of the litigation, however, at this time the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have material adverse effect on the Company. As of the date of this filing, a class had not yet been established.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, the Company 150,877 shares of common stock to 1 non-US resident accredited investor at a per share price of $2,85. The shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933. The proceeds were used to fund working capital.

In December 2014, the Company 107,842 shares of common stock to 2 non-US resident accredited investors at a per share price of $3,06. The shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933. The proceeds were used to fund working capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed Herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date:	February 12, 2015	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 12, 2015	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer