Form 10-Q
period 2015-03-31
NETSOL TECHNOLOGIES INC
filed 2015-05-11
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

Yes [  ] No [X]

The issuer had 10,213,434 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of May 8, 2015.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,887,358	$11,462,695
Restricted cash	90,000	2,528,844
Accounts receivable, net of allowance of $959,333 and $1,088,172	7,520,921	5,403,165
Accounts receivable, net - related party	2,498,160	2,232,610
Revenues in excess of billings	4,837,306	2,377,367
Revenues in excess of billings - related party	188,426	-
Other current assets	2,515,154	2,857,879
Total current assets	28,537,325	26,862,560
Property and equipment, net	26,410,815	29,721,128
Intangible assets, net	24,777,549	28,803,018
Goodwill	9,516,568	9,516,568
Total assets	$89,242,257	$94,903,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,310,510	$5,234,887
Current portion of loans and obligations under capitalized leases	2,989,520	5,791,258
Unearned revenues	5,646,287	3,192,203
Unearned revenues - related party	50,490	47,649
Common stock to be issued	88,324	347,518
Total current liabilities	14,085,131	14,613,515
Long term loans and obligations under capitalized leases; less current maturities	594,166	1,532,080
Total liabilities	14,679,297	16,145,595
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,145,207 shares issued and 10,117,928 outstanding as of March 31, 2015 and 9,150,889 shares issued and 9,123,610 outstanding as of June 30, 2014	101,452	91,509
Additional paid-in-capital	118,387,488	115,394,097
Treasury stock (27,279 shares)	(415,425)	(415,425)
Accumulated deficit	(40,018,743)	(35,177,303)
Stock subscription receivable	(1,298,307)	(2,280,488)
Other comprehensive loss	(15,669,755)	(14,979,223)
Total NetSol stockholders’ equity	61,086,710	62,633,167
Non-controlling interest	13,476,250	16,124,512
Total stockholders’ equity	74,562,960	78,757,679
Total liabilities and stockholders’ equity	$89,242,257	$94,903,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
Net Revenues:
License fees	$1,215,201	$2,118,015	$4,900,469	$4,826,198
Maintenance fees	2,978,587	2,412,419	8,963,240	7,451,584
Services	7,022,982	3,241,057	16,650,646	10,403,978
Maintenance fees - related party	43,948	143,598	237,523	352,037
Services - related party	1,813,197	1,447,962	4,901,792	3,804,297
Total net revenues	13,073,915	9,363,051	35,653,670	26,838,094

Cost of revenues:
Salaries and consultants	4,895,515	4,106,150	13,310,632	10,526,701
Travel	760,065	354,554	1,772,289	1,090,809
Depreciation and amortization	1,912,492	1,471,126	5,514,812	3,517,804
Other	792,737	985,075	2,129,646	2,680,084
Total cost of revenues	8,360,809	6,916,905	22,727,379	17,815,398

Gross profit	4,713,106	2,446,146	12,926,291	9,022,696

Operating expenses:
Selling and marketing	1,712,151	1,083,753	4,419,466	3,032,675
Depreciation and amortization	551,127	493,814	1,569,903	1,351,378
General and administrative	3,997,186	3,484,898	11,584,696	9,889,329
Research and development cost	84,038	65,060	230,740	178,862
Total operating expenses	6,344,502	5,127,525	17,804,805	14,452,244

Loss from operations	(1,631,396)	(2,681,379)	(4,878,514)	(5,429,548)

Other income and (expenses)
Gain (loss) on sale of assets	6,496	(995)	(74,099)	(190,027)
Interest expense	(45,234)	(8,275)	(165,592)	(170,230)
Interest income	97,094	114,141	261,091	186,926
Gain (loss) on foreign currency exchange transactions	(247,845)	(908,192)	(589,707)	299,270
Share of net loss from equity investment	-	(203,684)	-	(370,332)
Other income (expense)	607,111	(5,006)	625,650	(4,341)
Total other income (expenses)	417,622	(1,012,011)	57,343	(248,734)

Net loss before income taxes	(1,213,774)	(3,693,390)	(4,821,171)	(5,678,282)
Income tax provision	(107,398)	(98,920)	(235,157)	(139,321)
Net loss from continuing operations	(1,321,172)	(3,792,310)	(5,056,328)	(5,817,603)
Income from discontinued operations	-	1,480,786	-	1,158,752
Net loss	(1,321,172)	(2,311,524)	(5,056,328)	(4,658,851)
Non-controlling interest	(315,073)	1,011,720	214,888	635,024
Net loss attributable to NetSol	$(1,636,245)	$(1,299,804)	$(4,841,440)	$(4,023,827)

Amount attributable to NetSol common shareholders:
Loss from continuing operations	$(1,636,245)	$(2,780,590)	$(4,841,440)	$(5,182,579)
Income from discontinued operations	-	1,480,786	-	1,158,752
Net loss	$(1,636,245)	$(1,299,804)	$(4,841,440)	$(4,023,827)

Net loss per share:
Net loss per share from continuing operations:
Basic	$(0.17)	$(0.31)	$(0.51)	$(0.57)
Diluted	$(0.17)	$(0.31)	$(0.51)	$(0.57)

Net income per share from discontinued operations:
Basic	$-	$0.16	$-	$0.13
Diluted	$-	$0.16	$-	$0.13

Net loss per common share
Basic	$(0.17)	$(0.14)	$(0.51)	$(0.45)
Diluted	$(0.17)	$(0.14)	$(0.51)	$(0.45)

Weighted average number of shares outstanding
Basic	9,914,321	9,092,834	9,573,336	9,034,532
Diluted	9,914,321	9,092,834	9,573,336	9,034,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014

Net loss	$(1,636,245)	$(1,299,804)	$(4,841,440)	$(4,023,827)
Other comprehensive income (loss):
Translation adjustment	289,037	5,026,610	(1,620,429)	1,183,585
Comprehensive income (loss )	(1,347,208)	3,726,806	(6,461,869)	(2,840,242)
Comprehensive income (loss) attributable to non-controlling interest	(249,856)	1,646,559	(929,897)	385,045
Comprehensive income (loss ) attributable to NetSol	$(1,097,352)	$2,080,247	$(5,531,972)	$(3,225,287)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,056,328)	$(4,658,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,084,715	4,869,182
Provision for bad debts	-	247,530
Share of net loss from investment under equity method	-	370,332
Loss on sale of assets	74,099	190,027
Gain on sale of subsidiary	-	(1,870,871)
Stock issued for services	1,119,721	817,417
Fair market value of warrants and stock options granted	466,866	189,937
Changes in operating assets and liabilities:
Accounts receivable	(2,369,950)	2,851,676
Accounts receivable - related party	(198,640)	(457,800)
Revenues in excess of billing	(2,533,172)	10,568,918
Revenues in excess of billing - related party	(201,616)	-
Other current assets	188,048	144,372
Accounts payable and accrued expenses	1,008,270	1,104,619
Unearned revenue	2,974,637	915,428
Unearned revenue - related party	9,660	44,935
Net cash provided by operating activities	2,566,310	15,326,851

Cash flows from investing activities:
Purchases of property and equipment	(2,499,314)	(9,583,663)
Sales of property and equipment	209,718	61,080
Sale of subsidiary	-	1,810,700
Purchase of non-controlling interest in subsidiaries	(577,222)	(17,852)
Increase in intangible assets	-	(3,158,083)
Net cash used in investing activities	(2,866,818)	(10,887,818)

Cash flows from financing activities:
Proceeds from sale of common stock	1,863,000	-
Proceeds from the exercise of stock options and warrants	116,400	709,436
Proceeds from exercise of subsidiary options	12,306	376,811
Restricted cash	2,438,844	(620,117)
Dividend paid by subsidiary to Non controlling interest	(780,106)	(1,008,543)
Proceeds from bank loans	-	1,366,226
Payments on capital lease obligations and loans - net	(3,459,143)	(610,822)
Net cash provided by financing activities	191,301	212,991
Effect of exchange rate changes	(466,130)	(142,647)
Net increase (decrease) in cash and cash equivalents	(575,337)	4,509,377
Cash and cash equivalents, beginning of the period	11,462,695	7,874,318
Cash and cash equivalents, end of period	$10,887,358	$12,383,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$107,418	$220,928
Taxes	$74,850	$245,397

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the payment of vendors	$-	$210,060

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
NetSol Technologies Australia Pty Ltd. (“Australia”)
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

In February 2015, FASB issued ASU No. 2015-02, (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 provides amendments to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. Stakeholders expressed concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. ASU No. 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2015, FASB issued ASU No. 2015-03, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2015, FASB issued ASU No. 2015-05, (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangements. ASU No. 2015-05 provides guidance on a customer’s accounting for fees paid in a cloud computing arrangement, which includes software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU No. 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014

Stock Options	727,462	257,462	727,462	257,462
Warrants	163,124	163,124	163,124	163,124
	890,586	420,586	890,586	420,586

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, NetSol UK, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use the Pakistan Rupees; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiaries, NTA and Vroozi, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $15,669,755 and $14,979,223 as of March 31, 2015 and June 30, 2014, respectively. During the three and nine months ended March 31, 2015, comprehensive income (loss) in the consolidated statements of operations included translation gains of $538,893 and a loss of $690,532, respectively. During the three and nine months ended March 31, 2014, comprehensive loss in the consolidated statements of operations included translation gains of $3,380,051 and $798,540, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group called NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company. NetSol-Innovation provides support services to the Innovation Group. During the three and nine months ended March 31, 2015, NetSol-Innovation provided services of $1,524,528 and $4,275,004, respectively. During the three and nine months ended March 31, 2014, NetSol-Innovation provided services of $1,416,740 and $3,641,182, respectively. Accounts receivable at March 31, 2015 and June 30, 2014 were $2,364,054 and $2,232,610, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with the Investec Asset Finance to acquire VLS. NTE provides support services to Investec. During the three and nine months ended March 31, 2015, NTE provided maintenance and services of $332,617 and $864,311, respectively. During the three and nine months ended March 31, 2014, NTE provided maintenance and services of $174,820 and $515,152, respectively. Accounts receivable at March 31, 2015 and June 30, 2014 were $134,106 and $183,890, respectively. Revenue in excess of billing at March 31, 2015 and June 30, 2014 were $188,426 and $nil, respectively. Unearned revenue at March 31, 2015 and June 30, 2014 were $50,490 and $47,649, respectively.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2015	June 30, 2014

Prepaid Expenses	$682,731	$450,451
Advance Income Tax	896,206	918,300
Employee Advances	40,638	46,730
Security Deposits	151,777	189,905
Tender Money Receivable	26,592	81,420
Other Receivables	318,970	645,397
Other Assets	398,240	430,508
Due From Related Party (1)	-	95,168
Total	$2,515,154	$2,857,879

(1) Due from related party as of June 30, 2014 was a receivable from Atheeb NetSol Saudi Company Limited.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2015	June 30, 2014

Office Furniture and Equipment	$2,217,107	$2,628,814
Computer Equipment	25,869,449	27,215,091
Assets Under Capital Leases	1,914,014	1,861,445
Building	5,999,422	6,259,290
Land	3,212,179	3,351,316
Capital Work In Progress	3,291,253	2,812,181
Autos	993,046	999,277
Improvements	205,990	533,102
Subtotal	43,702,460	45,660,516
Accumulated Depreciation	(17,291,645)	(15,939,388)
Property and Equipment, Net	$26,410,815	$29,721,128

For the three and nine months ended March 31, 2015, depreciation expense totaled $1,504,330 and $4,233,689, respectively. Of these amounts, $1,038,817 and $2,889,772, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2014, depreciation expense totaled $1,325,978 and $3,439,885, respectively. Of these amounts, $858,334 and $2,188,334, respectively, are reflected in cost of revenues.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure necessary to meet expected long term growth needs. Accumulated capitalized interest was $817,842 and $664,614 as of March 31, 2015 and June 30, 2014, respectively.

Following is a summary of fixed assets held under capital leases as of March 31, 2015 and June 30, 2014:

	As of	As of
	March 31, 2015	June 30, 2014
Computers and Other Equipment	$672,293	$731,354
Furniture and Fixtures	351,004	280,184
Vehicles	890,717	849,907
Total	1,914,014	1,861,445
Less: Accumulated Depreciation - Net	(585,074)	(469,336)
	$1,328,940	$1,392,109

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Product Licenses	Customer Lists	Technology	Total
Intangible Assets - June 30, 2014 - Cost	$48,632,368	$6,052,377	$242,702	$54,927,447
Additions	-	-	-	-
Effect of Translation Adjustment	(2,729,529)	-	-	(2,729,529)
Accumulated Amortization	(21,125,290)	(6,052,377)	(242,702)	(27,420,369)
Net Balance - March 31, 2015	$24,777,549	$-	$-	$24,777,549

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $24,777,549 will be amortized over the next 9 years. Amortization expense for the three and nine months ended March 31, 2015 was $873,675 and $2,625,040, respectively. Amortization expense for the three and nine months ended March 31, 2014 was $612,792 and $1,329,470, respectively.

(B) Customer Lists

Customer lists were being amortized on a straight-line basis over five years, which approximated the anticipated rate of attrition. Amortization expense for the three and nine months ended March 31, 2015 was $88,282 and $114,286, respectively. Amortization expense for the three and nine months ended March 31, 2014 was $13,235 and $62,115, respectively.

(C) Technology

Technology assets were being amortized on a straight-line basis over five years, which approximated the anticipated rate of attrition. Amortization expense for the three and nine months ended March 31, 2015 was $111,700. Amortization expense for the three and nine months ended March 31, 2014 was $12,935 and $37,712 respectively.

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
March 31, 2016	$3,160,220
March 31, 2017	3,058,440
March 31, 2018	3,058,440
March 31, 2019	3,058,440
March 31, 2020	2,958,662
Thereafter	9,483,348
$24,777,549

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of	As of
	March 31, 2015	June 30, 2014
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the period ended March 31, 2015.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2015	June 30, 2014

Accounts Payable	$1,806,723	$1,642,325
Accrued Liabilities	3,094,579	2,956,686
Accrued Payroll	11,032	44,185
Accrued Payroll Taxes	60,400	261,261
Interest Payable	47,492	61,555
Taxes Payable	187,058	165,649
Other Payable	103,226	103,226
Total	$5,310,510	$5,234,887

NOTE 11 – DEBTS

Notes payable and capital leases consisted of the following:

		As of March 31, 2015
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$130,283	$130,283	$-
Habib Bank Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	22,374	22,374	-
HSBC Loan	(4)	499,465	301,198	198,267
Term Finance Facility	(5)	-	-	-
Loan Payable Bank	(6)	1,940,052	1,940,052	-
Loan From Related Party	(7)	119,655	119,655	-
		2,711,829	2,513,562	198,267
Subsidiary Capital Leases	(8)	871,857	475,958	395,899
		$3,583,686	$2,989,520	$594,166

		As of June 30, 2014
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$54,547	$54,547	$-
Habib Bank Line of Credit	(2)	2,438,844	2,438,844	-
Bank Overdraft Facility	(3)	-	-	-
HSBC Loan	(4)	835,899	346,138	489,761
Term Finance Facility	(5)	632,527	253,011	379,516
Loan Payable Bank	(6)	2,024,087	2,024,087	-
Loan From Related Party	(7)	322,600.00	194,740.00	127,860.00
		6,308,504	5,311,367	997,137
Subsidiary Capital Leases	(8)	1,014,834	479,891	534,943
		$7,323,338	$5,791,258	$1,532,080

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis, are recorded in current maturities. The interest rate on the insurance financing was 0.49% and 0.55% as of March 31, 2015 and June 30, 2014, respectively.

(2) In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by certificates of deposit held at the bank. The interest rate on this line of credit is variable, and was 1.5% as of March 31, 2015 and June 30, 2014, respectively. In June 2012, the Company’s subsidiary, NTA, entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by certificates of deposit of the same value held at the bank. The interest rate on this line of credit is variable and was 1.9% as of March 31, 2015 and June 30, 2014, respectively. Interest expense for the three and nine months ended December 31, 2014 was $nil and $8,658, respectively. Interest expense for the three and nine months ended March 31, 2014 was $9,536 and $26,262, respectively. Amounts of both lines of credit were paid down during the period.

(3) During the year ended June 30, 2008, the Company’s subsidiary, NTE, entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $445,038. The annual interest rate was 4.75% as of March 31, 2015 and June 30, 2014, respectively.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2015, NTE was in compliance with this covenant.

(4) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,483,459 for a period of 5 years with monthly payments of £18,420, or approximately $27,325. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the three and nine months ended March 31, 2015 was $7,628 and $37,578, respectively. Interest expense, during the three and nine months ended March 31, 2014, was $19,940 and $61,429, respectively.

This facility requires that NTE’s adjusted tangible net worth to be not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, the facility requires NTE’s cash debt service coverage to not fall below 150% of the aggregate debt service cost. As of March 31, 2015, NTE was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The total aggregate amount of these facilities is Rs. 112,500,000, or approximately $1,091,279 (secured by the first charge of Rs. 580 million or approximately $5.62 million over the land, building and equipment of NetSol PK). The interest rate was 12.39% as of March 31, 2015 and June 30, 2014, respectively, which is 2.75% above the six-month Karachi Inter Bank Offering Rate. During the period ended march 31, 2015, NetSol PK paid off the complete liability against this financing.

(6) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 300,000,000 or $2,910,079 (availed Rs. 200,000,000 or $1,940,052). The interest rate for the loans was 7.5% and 9.4% at March 31, 2015 and June 30, 2014 respectively. Interest expense for the three and nine months ended March 31, 2015 was $31,428 and $104,203, respectively. Interest expense for the three and nine months ended March 31, 2014, was $36,762 and $122,943, respectively.

Both term and export refinance facilities from Askari Bank Limited amounting to Rupees 350 million ($3.43 million) require NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of March 31, 2015, NetSol PK was in compliance with this covenant.

(7) In October 2013, the Company’s subsidiary, NTE, entered into a loan agreement with Investec, a related party, to finance VLS. The loan amount was £100,000, or approximately $148,346, for a period of 1 year with monthly payments of £8,676, or approximately $12,870. The interest rate was 4.1%. As of March 31, 2015, NTE has paid the loan in full.

In March 2014, the Company’s subsidiary, VLS, entered into a loan agreement with Investec. The loan amount was £150,000, or approximately $222,519, for a period of two years with annual payments of £75,000, or approximately $111,259. The interest rate was 3.13%. As of March 31, 2015, VLS has used this facility up to $119,655 including interest due, and was shown as current maturity.

(8) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three and nine months ended March 31, 2015 and 2014.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2015:

Amount
Minimum Lease Payments
Due FYE 3/31/16	$547,706
Due FYE 3/31/17	345,959
Due FYE 3/31/18	78,162
Total Minimum Lease Payments	971,827
Interest Expense relating to future periods	(99,970)
Present Value of minimum lease payments	871,857
Less: Current portion	(475,958)
Non-Current portion	$395,899

NOTE 12 – STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2015, the Company issued 152,500 shares of restricted common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $699,000.

During the nine months ended March 31, 2015, the Company issued 41,726 shares of restricted common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $173,633.

During the nine months ended March 31, 2015, the Company issued 140,650 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $506,281.

During nine months ended March 31, 2015, the Company received $1,863,000 pursuant to a stock purchase agreement for the purchase of 629,442 restricted shares of common stock at price ranging from $2.85 to $4.10 per share.

During nine months ended March 31, 2015, the Company received $116,400 pursuant to a stock option agreement for the exercise of 30,000 restricted shares of common stock at price of $3.88 per share.

NOTE 13 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:

	# of shares	Weighted Ave Exericse Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding June 30, 2014	757,462	$6.65	2.2
Granted	-	-
Exercised	(30,000)	$3.88
Expired / Cancelled	-	-
Outstanding, March 31, 2015	727,462	$6.76	1.47	$-
Exercisable, March 31, 2015	602,462	$7.36	1.51	$-

WARRANTS:
Outstanding and exercisable, June 30, 2014	163,124	$7.29	2.2
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, March 31, 2015	163,124	$7.29	1.46	$-

The following table summarizes information about stock options and warrants outstanding and exercisable at March 31, 2015.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$0.10 - $9.90	653,462	1.51	$4.81	528,462	1.58	$5.04
$10.00 - $19.90	14,000	0.87	$18.18	14,000	0.87	$18.18
$20.00 - $29.90	60,000	1.08	$25.33	60,000	1.08	$25.33
Totals	727,462	1.47	$6.76	602,462	1.51	$7.36

WARRANTS:
$5.00 - $7.50	163,124	1.46	$7.29	163,124	1.46	$7.29
Totals	163,124	1.46	7.29	163,124	1.46	$7.29

The Company recorded compensation expense of $155,623 and $466,868 for the three and nine months ended March 31, 2015, respectively, related to vested options. The compensation expense related to the unvested options as of March 31, 2015 was $155,622 which will be recognized during the fiscal year of 2015. The Company recorded compensation expense of $31,154 and $189,405 for the three and nine months ended March 31, 2014, respectively.

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2013	-	-
Granted	337,899	$5.78
Vested	(105,899)	$10.00
Unvested, June 30, 2014	232,000	$3.88
Granted	111,275	$3.20
Vested	(309,150)	$3.66
Unvested, March 31, 2015	34,125	$3.66

For the three and nine months ended March 31, 2015, the Company recorded compensation expense of $517,068 and $1,119,721 respectively. For the three and nine months ended March 31, 2014, the Company recorded compensation expense of $232,023 and $696,048 respectively. The compensation expense related to the unvested stock grants as of March 31, 2015 was $124,792 which will be recognized during the fiscal year of 2015.

NOTE 14 – CONTINGENCIES

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and three of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed a consolidated complaint, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 premised on allegedly false and misleading statements regarding the Company’s next generation product, NFS AscentTM, and business prospects during the proposed class period of November 12, 2009 to November 8, 2013. On March 19, 2015, the Court granted the Company’s motion to dismiss the consolidated complaint. On March 31, 2015, plaintiffs filed a further amended complaint that contains similar but more narrow allegations than the predecessor complaint. The Company’s motion to dismiss the amended complaint is scheduled to be heard on June 8, 2015.

The Company continues to believe the amended allegations are meritless and intends to vigorously defend all claims asserted. The Company has engaged counsel and has liability insurance. Given the early stage of the litigation, however, at this time the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company.

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

The following table presents a summary of identifiable assets as of March 31, 2015 and June 30, 2014:

	As of	As of
	March 31, 2015	June 30, 2014
Identifiable assets:
Corporate headquarters	$3,091,440	$5,150,823
North America	7,740,157	7,406,631
Europe	6,537,265	6,169,265
Asia - Pacific	71,873,395	76,176,555
Consolidated	$89,242,257	$94,903,274

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
Revenues from unaffiliated customers:
North America	$1,317,971	$1,192,372	$3,908,308	$3,131,894
Europe	1,381,156	2,042,807	4,621,071	4,470,857
Asia - Pacific	8,517,643	4,536,312	21,984,976	15,079,009
	11,216,770	7,771,491	30,514,355	22,681,760
Revenue from affiliated customers
Europe	332,617	174,820	864,311	515,152
Asia - Pacific	1,524,528	1,416,740	4,275,004	3,641,182
	1,857,145	1,591,560	5,139,315	4,156,334
Consolidated	$13,073,915	$9,363,051	$35,653,670	$26,838,094

Intercompany revenue
Europe	$132,013	$76,641	$355,182	$413,173
Asia - Pacific	1,410,655	324,853	3,101,919	1,277,410
Eliminated	$1,542,668	$401,494	$3,457,101	$1,690,583

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,334,716)	$(1,370,839)	$(3,418,401)	$(3,790,901)
North America	215,856	408,517	927,629	624,989
Europe	185,043	28,614	(72,830)	(822,699)
Asia - Pacific	(387,355)	(2,858,602)	(2,492,726)	(1,828,992)
Discontinued operation	-	1,480,786	-	1,158,752
Consolidated	$(1,321,172)	$(2,311,524)	$(5,056,328)	$(4,658,851)

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2015	2014
Capital expenditures:
Corporate headquarters	$3,439	$4,531
North America	18,815	16,388
Europe	204,481	460,053
Asia - Pacific	2,272,579	9,102,691
Consolidated	$2,499,314	$9,583,663

NOTE 16 – DISCONTINUED OPERATIONS

On March 31, 2014, the Company sold 100% of its stock in Vroozi, Inc. for a purchase price of $2,716,050 consisting of $1,810,700 cash, a $452,675 non-interest bearing note receivable due September 30, 2014, and a $452,675 non-interest bearing note receivable due upon the occurrence of future events. The $452,675 note that was contingent on the occurrence of future events was not included in the gain calculation due to the uncertainty that the future events would occur. The Company received the $452,675 that was due on September 30, 2014. The future events did not occur before the deadline of March 31, 2015.

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at March 31, 2015

NetSol PK	34.90%	$11,437,290
NetSol-Innovation	49.90%	1,597,372
VLS, VLHS & VLSIL Combined	49.00%	441,588
Total		$13,476,250

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2014

NetSol PK	36.62%	$14,317,233
NetSol-Innovation	49.90%	1,546,920
VLS, VLHS & VLSIL Combined	49.00%	260,359
Total		$16,124,512

NetSol PK

During the nine months ended March 31, 2015, employees of the NetSol PK exercised 76,500 options of common stock pursuant to employees exercising stock options and NetSol PK received cash $12,306. The Company purchased 1,580,000 shares of common stock of NetSol PK from the open market for $577,222, resulting in an overall decrease in non-controlling interest from 36.62% to 34.90%.

NetSol-Innovation

During the nine months ended March 31, 2015, NetSol-Innovation paid a cash dividend of $1,576,609.

Item 2. Management’s Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and nine months ended March 31, 2015.

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

NFS Ascent™

NFS Ascent™ is the Company’s next-generation platform, offering a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s™ architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 30 years. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment. At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion dollar lease portfolios under various generally accepted accounting principles (GAAP), as well as international financial reporting standards (IFRS). NFS Ascent™, with its distributed and clustered deployment across parallel application and high volume data servers, enables finance companies to process voluminous data in a hyper speed environment.

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to dramatically improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. We believe that the transition from NFS™ to NFS Ascent™ allows:

●	Improvement in overall productivity throughout the delivery organization:

●	The new architecture and design of the system allow the implementation team to deliver more with less, thus potentially increasing the delivery of more projects in any given financial year.

●	The functionalities, like the Business Process Manager, Workflow Engine and Business Rule Engine, provide flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

●	The NFS Ascent™ platform and the SOA architecture allow us to develop portals and mobile applications quickly by utilizing our existing services. Integration with other systems becomes easier and quicker as we can expose our services to the external world for consumption.

●	The n-tier architecture allows us to better distribute the tasks among various team members, and because of the loose coupling between various modules and layers, the risk of regression in other parts of the system as a result of changes made in one part of the system is reduced tremendously.

●	Improvement in talent acquisition and retention:

●	Because NFS Ascent™ has been developed using the latest technologies and tools available in the market, it helps us attract and retain top engineers.

●	Better customer satisfaction:

●	As a result of the powerful NFS Ascent™ platform and improvement in the talent acquisition and retention, the quality of our deliverables should increase.

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

LeasePak-SaaS

The LeasePak-Software-as-a-Service (“SaaS”), an offering by NTA, targets small and mid-sized leasing and finance companies. The product dramatically reduces the customer’s IT spending by minimizing the cost of acquiring and maintaining expensive IT infrastructure and related administrative staff. LeasePak SaaS offers a new deployment option whereby customers only require access to the internet and web browser to use the software. Customers pay for the use of the system through a monthly subscription fee, covering use of the software, maintenance, support, hosting and other various items that reduce the overall cost and processing time of finance companies.

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the nine months ended March 31,2015. It should be read together with our condensed consolidated financial statements and related notes included herein.

A few of NetSol’s major successes achieved in the first nine months of fiscal year 2015 were:

●	NetSol PK signed an agreement valued at more than $16 million over a period of five years to implement NFS AscentTM. The implementation, with a major multi-finance group in Asia, will fully automate all finance front and back office operations;

●	NetSol China signed an agreement with an auto captive finance company in China for the implementation of NFSTM, the Company’s legacy system;

●	NetSol PK signed an agreement to implement NFS™ at a leading auto captive finance company in China;

●	NTE and VLS developed a Business Process Outsource (BPO) service to address the broker market for own book management. In collaboration with funders, the service will form part of the funding approval process, which will generate a significant increase in sales opportunities;

●	Established a new office in Stuttgart, Germany to improve NetSol’s presence in Europe;

●	Signed an agreement with a German automobile company to license LeaseSoft and provide business process outsourcing services;

●	Added 50 additional licenses to a leading automotive manufacturer’s current LeasePak portfolio; and

●	NTA signed an upgrade project for LeasePak 6.5 with a major automotive captive in the U.S.

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

The plan contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Continue to advance infrastructure and systems in Lahore, Bangkok, Beijing and San Francisco locations.

●	Strengthen the NetSol brand in the Americas and Europe and further penetrate in APAC markets such as China, Thailand, Indonesia, Australia and New Zealand.

●	Hire and retain the best available talent to develop the next line of managers for our growing demand.

●	Develop the sales and delivery capabilities for the Americas markets, in particular the growth in the U.S. auto and banking sectors. A shift in revenue contribution from the Americas markets in next few years would improve both gross and net operating margins due to the volume and size of U.S. contracts; further position NetSol to deliver and support the new growth and technology dimensions in IT services, maintenance, mobile apps and cloud based solutions.

●	Maintain the quality of our delivery, after delivery support, and client relationships.

●	Aggressively market NFS Ascent™ in Europe and North America to penetrate the auto captive leasing and financing sectors.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly in the auto and banking markets.

●	China to invest $46 billion in Pakistan on energy and infrastructure projects.

●	According to IHS Automotive research, US Auto manufactures estimate nearly 17 million units of new car sales in 2015, the highest in a decade.

●	Slowly improving economic environment in the U.K. and major European economies.

●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.

●	Continued interest from multinational auto captives and global companies in NetSol Ascent™.

●	Growing interest in Japan for IT services and NFS™ applications within banking, equipment finance and general leasing industries.

●	Continued interest from existing clients in the NFS™ legacy systems.

●	Higher caliber and quality talents joining NetSol, globally.

Negative trends:

●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	The threats of conflict between the U.S. and Middle Eastern region could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

●	Continued conflicts in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

●	Political challenges in Pakistan affecting the economy and image of the country.

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

Our website is located at www.netsoltech.com, and our investor relations website is located at http://ir.netsoltech.com. The following filings are available through our investor relations website after we file with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http://ir.netsoltech.com/governance-docs. The content of our websites are not intended to be incorporated by reference into this 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2015 compared to the Quarter Ended March 31, 2014

Net revenues for the quarter ended March 31, 2015 and 2014 are broken out among the segments as follows:

	2015		2014
	Revenue	%	Revenue	%
North America	1,317,971	10.08%	1,192,372	12.73%
Europe	1,713,773	13.11%	2,217,627	23.68%
Asia-Pacific	10,042,171	76.81%	5,953,052	63.58%
Total	$13,073,915	100.00%	$9,363,051	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended March 31, 2015 and 2014 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2015	%	2014	%
Net Revenues:
License fees	$1,215,201	9.29%	$2,118,015	22.62%
Maintenance fees	2,978,587	22.78%	2,412,419	25.77%
Services	7,022,982	53.72%	3,241,057	34.62%
Maintenance fees - related party	43,948	0.34%	143,598	1.53%
Services - related party	1,813,197	13.87%	1,447,962	15.46%
Total net revenues	13,073,915	100.00%	9,363,051	100.00%

Cost of revenues:
Salaries and consultants	4,895,515	37.44%	4,106,150	43.85%
Travel	760,065	5.81%	354,554	3.79%
Depreciation and amortization	1,912,492	14.63%	1,471,126	15.71%
Other	792,737	6.06%	985,075	10.52%
Total cost of revenues	8,360,809	63.95%	6,916,905	73.87%

Gross profit	4,713,106	36.05%	2,446,146	26.13%
Operating expenses:
Selling and marketing	1,712,151	13.10%	1,083,753	11.57%
Depreciation and amortization	551,127	4.22%	493,814	5.27%
General and administrative	3,997,186	30.57%	3,484,898	37.22%
Research and development cost	84,038	0.64%	65,060	0.69%
Total operating expenses	6,344,502	48.53%	5,127,525	54.76%

Loss from operations	(1,631,396)	-12.48%	(2,681,379)	-28.64%
Other income and (expenses)
Gain (loss) on sale of assets	6,496	0.05%	(995)	-0.01%
Interest expense	(45,234)	-0.35%	(8,275)	-0.09%
Interest income	97,094	0.74%	114,141	1.22%
Gain (loss) on foreign currency exchange transactions	(247,845)	-1.90%	(908,192)	-9.70%
Share of net loss from equity investment	-	0.00%	(203,684)	-2.18%
Other income (expense)	607,111	4.64%	(5,006)	-0.05%
Total other income (expenses)	417,622	3.19%	(1,012,011)	-10.81%

Net loss before income taxes	(1,213,774)	-9.28%	(3,693,390)	-39.45%
Income tax provision	(107,398)	-0.82%	(98,920)	-1.06%
Net loss from continuing operations	(1,321,172)	-10.11%	(3,792,310)	-40.50%
Income from discontinued operations	-	0.00%	1,480,786	15.82%
Net loss	(1,321,172)	-10.11%	(2,311,524)	-24.69%
Non-controlling interest	(315,073)	-2.41%	1,011,720	10.81%
Net loss attributable to NetSol	$(1,636,245)	-12.52%	$(1,299,804)	-13.88%

Revenues

License fees

License fees for the three months ended March 31, 2015 were $1,021,751 compared to $2,118,015 for the three months ended March 31, 2014 reflecting a decrease of $1,096,264. During the quarter ended March 31, 2015, the Company recognized a certain portion of license revenue from the NFS Ascent™ deal which was signed during the first quarter. The license revenue was recognized on percentage of completion based on the services delivered to the customer. The Company also issued additional Licenses for its LeasePak product.

Maintenance fees

Maintenance fees for the three months ended March 31, 2015, were $3,022,535 compared to $2,556,017 for the three months ended March 31, 2014, reflecting an increase of $466,518. Included in the maintenance fee are maintenance provided to related parties of $43,948 for the three months ended March 31, 2015 compared to $143,598 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2014 and into fiscal year 2015. We anticipate maintenance fees to remain relatively stable until we are able to license NFS Ascent™ to new customers.

Services

Services revenue for the three months ended March 31, 2015 were $9,029,629 compared to $4,689,019 for the three months ended March 31, 2014 reflecting an increase of $4,340,610. Included in the services revenue are services provided to related parties of $1,813,197 for the three months ended March 31, 2015 compared to $1,447,962 for the same period last year. The increase is due to services provided to new customers both for the implementation of the legacy systems and for the implementation of NFS Ascent as well as additional services provided to existing customers on account of customization and enhancement requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process. Moving forward, with the implementation of new projects of NFS AscentTM, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $4,713,106, for the three months ended March 31, 2015 compared with $2,446,146 for the three months ended March 31, 2014. This is an increase of 92.67% or $2,266,960. The gross profit percentage for the three months ended March 31, 2015 also increased to 36.05% from 26.13% for the three months ended March 31, 2014. The increase in the gross profit is mainly due to the increase in revenues. The cost of sales was $8,360,809 for the three months ended March 31, 2015 compared to $6,916,905 for the three months ended March 31, 2014. As a percentage of sales, cost of sales decreased from 73.87% for the three months ended March 31, 2014 to 63.95% for the three months ended March 31, 2015.

Salaries and consultant fees increased by $789,365 from $4,106,150 for the three months ended March 31, 2014 to $4,895,515 for the three months ended March 31, 2015. The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China, Europe and North America as we anticipate new projects associated with NFS Ascent™. As a percentage of sales, salaries and consultant expense decreased from 43.85% for the three months ended March 31, 2014 to 37.44% for the three months ended March 31, 2015.

Depreciation and amortization expense increased to $1,912,492 compared to $1,471,126 for the three months ended March 31, 2014, or an increase of $441,366. Depreciation and amortization expense increased as we began amortizing the product licenses costs that had been capitalized related to the NFS Ascent™ development.

Operating Expenses

Operating expenses were $6,344,502 for the three months ended March 31, 2015 compared to $5,127,525, for the three months ended March 31, 2014 or an increase of 23.73% or $1,216,977. As a percentage of sales, it decreased from 54.76% to 48.53%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $628,398 or 57.98% and an increase in general and administrative expenses of $512,288 or 14.7%. The increase in selling and marketing expenses is due to the hiring of additional employees and the increase in marketing efforts for NFS AscentTM. The increase in general and administrative expenses is primarily due to the startup of a new subsidiary in Germany and an increase in salaries of approximately $336,135 due to annual raises and hiring of additional employees.

Loss from Operations

Loss from operations was $1,631,396 for the three months ended March 31, 2015 compared to $2,681,379 for the three months ended March 31, 2014. This represents a decrease of $1,049,983 for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. As a percentage of sales, net loss from operations was 12.48% for the three months ended March 31, 2015 compared to 28.64% for the three months ended March 31, 2014.

Other Income and Expenses

Other income was $417,622 for the three months ended March 31, 2015 compared to other expense of $1,012,011 for the three months ended March 31, 2014. Included in other expense for the quarter ended March 31, 2014 was an exchange loss of $908,192 on foreign currency exchange transactions compared to a loss of $247,845 in the current quarter.

Net Loss

Net loss was $1,636,245 for the three months ended March 31, 2015 compared to $1,299,804 for the three months ended March 31, 2014. This is an increase of $336,441 compared to the prior year. During the three months ended March 31, 2014, the Company recognized income from discontinued operations of $1,480,786 related to the sale of Vroozi. Net loss per share, basic and diluted, was $0.17 for the three months ended March 31, 2015 compared to $0.14 for the three months ended March 31, 2014.

Nine Months Ended March 31, 2015 compared to the Nine Months Ended March 31, 2014

Net revenues for the nine months ended March 31, 2015 and 2014 are broken out among the segments as follows:

	2015		2014
	Revenue	%	Revenue	%
North America	3,908,308	10.96%	3,131,894	11.67%
Europe	5,485,382	15.39%	4,986,009	18.58%
Asia-Pacific	26,259,980	73.65%	18,720,191	69.75%
Total	$35,653,670	100.00%	$26,838,094	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2015 and 2014 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2015	%	2014	%
Net Revenues:
License fees	$4,900,469	13.74%	$4,826,198	17.98%
Maintenance fees	8,963,240	25.14%	7,451,584	27.76%
Services	16,650,646	46.70%	10,403,978	38.77%
Maintenance fees - related party	237,523	0.67%	352,037	1.31%
Services - related party	4,901,792	13.75%	3,804,297	14.17%
Total net revenues	35,653,670	100.00%	26,838,094	100.00%

Cost of revenues:
Salaries and consultants	13,310,632	37.33%	10,526,701	39.22%
Travel	1,772,289	4.97%	1,090,809	4.06%
Depreciation and amortization	5,514,812	15.47%	3,517,804	13.11%
Other	2,129,646	5.97%	2,680,084	9.99%
Total cost of revenues	22,727,379	63.74%	17,815,398	66.38%

Gross profit	12,926,291	36.26%	9,022,696	33.62%
Operating expenses:
Selling and marketing	4,419,466	12.40%	3,032,675	11.30%
Depreciation and amortization	1,569,903	4.40%	1,351,378	5.04%
General and administrative	11,584,696	32.49%	9,889,329	36.85%
Research and development cost	230,740	0.65%	178,862	0.67%
Total operating expenses	17,804,805	49.94%	14,452,244	53.85%

Loss from operations	(4,878,514)	-13.68%	(5,429,548)	-20.23%
Other income and (expenses)
Gain (loss) on sale of assets	(74,099)	-0.21%	(190,027)	-0.71%
Interest expense	(165,592)	-0.46%	(170,230)	-0.63%
Interest income	261,091	0.73%	186,926	0.70%
Gain (loss) on foreign currency exchange transactions	(589,707)	-1.65%	299,270	1.12%
Share of net loss from equity investment	-	0.00%	(370,332)	-1.38%
Other income (expense)	625,650	1.75%	(4,341)	-0.02%
Total other income (expenses)	57,343	0.16%	(248,734)	-0.93%

Net loss before income taxes	(4,821,171)	-13.52%	(5,678,282)	-21.16%
Income tax provision	(235,157)	-0.66%	(139,321)	-0.52%
Net loss from continuing operations	(5,056,328)	-14.18%	(5,817,603)	-21.68%
Income from discontinued operations	-	0.00%	1,158,752	4.32%
Net loss	(5,056,328)	-14.18%	(4,658,851)	-17.36%
Non-controlling interest	214,888	0.60%	635,024	2.37%
Net loss attributable to NetSol	$(4,841,440)	-13.58%	$(4,023,827)	-14.99%

Revenues

License fees

License fees for the nine months ended March 31, 2015 were $4,707,019 compared to $4,826,198 for the nine months ended March 31, 2014 reflecting a decrease of $119,179. During the nine months ended March 31, 2015, we signed two different deals for the implementation of our legacy system, NFSTM. These deals include both license and services elements. During the nine months ended March 31, 2015, we signed a major contract for the implementation of our next-generation platform, NFS AscentTM. The contract includes license fee, customization and implementation services. The Company also issued additional Licenses for its LeasePak product.

Maintenance fees

Maintenance fees for the nine months ended March 31, 2015, were $9,200,763 compared to $7,803,621, for the nine months ended March 31, 2014, reflecting an increase of $1,397,142. Included in the maintenance fee are maintenance provided to related parties of $237,523 for the nine months ended March 31, 2015 compared to $352,037 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2014 and into fiscal year 2015. We anticipate maintenance fees to remain relatively stable until we are able to license NFS Ascent™ to new customers.

Services

Services revenue for the nine months ended March 31, 2015 were $21,745,888 compared to $14,208,275 for the nine months ended March 31, 2014 reflecting an increase of $7,537,613. Included in the services revenue are services provided to related parties of $4,901,792 for the nine months ended March 31, 2015 compared to $3,804,297 for the same period last year. The increase is due to services provided to new customers both for the implementation of the legacy systems and for the implementation of NFS Ascent as well as additional services provided to existing customers on account of customization and enhancement requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process. Moving forward, with the implementation of new projects of NFS AscentTM, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $12,926,291, for the nine months ended March 31, 2015 compared with $9,022,696 for the nine months ended March 31, 2014. This is an increase of 43.26% or $3,903,595. The gross profit percentage for the nine months ended March 31, 2015 increased to 36.26% from 33.62% for the nine months ended March 31, 2014. The cost of sales was $22,727,379 for the nine months ended March 31, 2015 compared to $17,815,398 for the nine months ended March 31, 2014. As a percentage of sales, cost of sales decreased from 66.38% for the nine months ended March 31, 2014 to 63.74% for the nine months ended March 31, 2015.

Salaries and consultant fees increased by $2,783,931 from $10,526,701 for the nine months ended March 31, 2014 to $13,310,632 for the nine months ended March 31, 2015. The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China, Europe and North America as we anticipate new projects associated with NFS Ascent™. As a percentage of sales, salaries and consultant expense decreased from 39.22% for the nine months ended March 31, 2014 to 37.33% for the nine months ended March 31, 2015.

Depreciation and amortization expense increased to $5,514,812 compared to $3,517,804 for the nine months ended March 31, 2014, or an increase of $1,997,008. Depreciation and amortization expense increased as we began amortizing the product licenses costs that had been capitalized related to the NFS Ascent™ development.

Operating Expenses

Operating expenses were $17,804,805 for the nine months ended March 31, 2015 compared to $14,452,244, for the nine months ended March 31, 2014 or an increase of 23.2% or $3,352,561. As a percentage of sales, it decreased from 53.85% to 49.94%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $1,386,791 or 45.73%, depreciation and amortization of $218,525 or 16.17% and an increase in general and administrative expenses of $1,695,367 or 17.14%. The increase in selling and marketing expenses is due to the hiring of additional employees and the increase in marketing efforts for NFS AscentTM. The increase in general and administrative expenses is primarily due to the startup of a new subsidiary in Germany and an increase in salaries of approximately $856,474 due to annual raises and hiring of additional employees.

Loss from Operations

Loss from operations was $4,878,514 for the nine months ended March 31, 2015 compared to $5,429,548 for the nine months ended March 31, 2014. This represents a decrease of $551,034. As a percentage of sales, net loss from operations was 13.68% for the nine months ended March 31, 2015 compared to 20.23% for the nine months ended March 31, 2014.

Other Income and Expenses

Other income was $57,343 for the nine months ended March 31, 2015 compared to other expense of $248,734 for the nine months ended March 31, 2014. Included in other expense for the nine months ended March 31, 2014 was an exchange gain of $299,270 on foreign currency exchange transactions compared to loss of $589,707 in the current period.

Net Loss

Net loss was $4,841,440 for the nine months ended March 31, 2015 compared to $4,023,827 for the nine months ended March 31, 2014. This is an increase of $817,613 compared to the prior year. During the nine months ended March 31, 2014, the Company recognized income from discontinued operations of $1,158,752 related to the sale of Vroozi. Net loss per share, basic and diluted, was $0.51 for the nine months ended March 31, 2015 compared to $0.45 for the nine months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $10,887,358 at March 31, 2015, compared to $11,462,695 at June 30, 2014.

Net cash provided by operating activities was $2,566,310 for the nine months ended March 31, 2015 compared to $15,326,851 for the nine months ended March 31, 2014. At March 31, 2015, we had current assets of $28,537,325 and current liabilities of $14,085,131. We had accounts receivable of $10,019,081 at March 31, 2015 compared to $7,635,775 at June 30, 2014. We had revenues in excess of billings of $5,025,732 at March 31, 2015 compared to $2,377,367 at June 30, 2014. During the nine months ended March 31, 2015, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $5,031,671 from $10,013,142 at June 30, 2014 to $15,044,813 at March 31, 2015. The increase in accounts receivable is due to invoicing of maintenance fees to various customers. To some customers, the maintenance fee is invoiced in advance for the year. The amount is recorded in unearned revenue and is recognized as revenue on the time proportionate method. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,310,510 and $2,989,520, respectively at March 31, 2015.

The average days sales outstanding for the nine months ended March 31, 2015 and 2014 were 96 and 243 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities was $2,866,818 for the nine months ended March 31, 2015, compared to $10,887,818 for the nine months ended March 31, 2014. We had purchases of property and equipment of $2,499,314 compared to $9,583,663 for the comparable period last fiscal year. The increase in intangible assets which represents amounts capitalized for the development of new products was $nil for the nine months ended March 31, 2015 and $3,158,083 for the nine months ended March 31, 2014. The company received $1,810,700 for the sale of Vroozi during the nine months ended March 31, 2014.

Net cash provided by financing activities was $191,301 and $212,991 for the nine months ended March 31, 2015, and 2014, respectively. The Company received a total of $1,863,000 pursuant to a stock purchase agreement for the purchase of 629,442 restricted shares of common stock ranging from $2.85 to $4.10 per share. The nine months ended March 31, 2015 included the cash inflow of $116,400 from the exercising of stock options and warrants compared to $709,436 for the nine months ended March 31, 2014. During the nine months ended March 31, 2015, we had net payments for bank loans and capital leases of $3,459,143 as compared to $610,822 for the nine months ended March 31, 2014. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note No. 11 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2015, we had approximately $10.89 million of cash, cash equivalents and marketable securities of which approximately $7.3 million is held by our foreign subsidiaries. As of June 30, 2014, we had approximately $11.46 million of cash, cash equivalents and marketable securities of which approximately $8.4 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing $1.5 to $2.5 million for APAC, U.S. and Europe new business development activities and infrastructure enhancements, which we expect to provide from current operations.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

Our U.K.-based subsidiary, NTE, has an approved overdraft facility of £300,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 for the VLS acquisition. This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2015. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of March 31, 2015, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended March 31, 2015, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and three of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed a consolidated complaint, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 premised on allegedly false and misleading statements regarding the Company’s next generation product, NFS AscentTM, and business prospects during the proposed class period of November 12, 2009 to November 8, 2013. On March 19, 2015, the Court granted the Company’s motion to dismiss the consolidated complaint. On March 31, 2015, plaintiffs filed a further amended complaint that contains similar but more narrow allegations than the predecessor complaint. The Company’s motion to dismiss the amended complaint is scheduled to be heard on June 8, 2015.

The Company continues to believe the amended allegations are meritless and intends to vigorously defend all claims asserted. The Company has engaged counsel and has liability insurance. Given the early stage of the litigation, however, at this time the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2015, the Company issued 112,091 shares of common stock to 2 non-US resident accredited investors at a per share price of $3.06. The shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933. The proceeds were used to fund working capital.

In March 2015, the Company issued 38,961 shares of common stock to 1 non-US resident accredited investor at a per share price of $3.08. The shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933. The proceeds were used to fund working capital.

In March 2015, the Company issued 29,268 shares of common stock to 1 non-US resident accredited investor at a per share price of $4.10. The shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933. The proceeds were used to fund working capital.

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

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date: May 11, 2015	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date: May 11, 2015	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer