Form 10-K
period 2015-06-30
NETSOL TECHNOLOGIES INC
filed 2015-09-15
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

(818) 222-9195

(Issuer’s telephone number including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

COMMON STOCK, $.001 PAR VALUE

THE NASDAQ CAPITAL MARKET

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $36,801,426 based upon the closing price of the stock as reported on NASDAQ Capital Market ($4.17 per share) on December 31, 2014, the last business day of the registrant’s second quarter. As of September 10, 2015, there were 10,312,326 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the development of the Company’s products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” variations of such words, and similar expressions, identify forward looking statements, but their absence does not mean that the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company’s actual results include the progress and costs of the development of products and services and the timing of the market acceptance. Forward looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risk and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, “NetSol,” “we”, “our,” and similar terms include NetSol Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

NetSol Technologies, Inc. (Nasdaq CM NTWK) is a worldwide provider of IT and enterprise software solutions. We believe that our solutions constitute mission critical applications for clients, as they encapsulate end-to-end business processes, facilitating faster processing and increased transactions.

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

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	San Francisco Bay Area

●	Europe	London Metropolitan area

●	Asia Pacifi	Lahore, Karachi, Bangkok, Beijing and Sydney

The Company continues to maintain services, solutions and/or sales specific offices in the USA, England, Germany, Pakistan, Thailand, China, and Australia.

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

Niche Market Focus

By specializing in leasing and financing solutions, we have gained footholds in several global locations and a market leading position in the captive auto-finance segment in Asia Pacific.

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

While our business model is built around the development, implementation and maintenance of our suite of financial applications, under NFS™, NetSol has employed the same facilities and competencies to extend its offerings into related segments, including:

●	IT consulting & services

●	business intelligence

●	information security

●	independent system review

●	outsourcing services and software process improvement consulting

●	maintenance and support of existing systems

●	project management

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

OUR SOLUTIONS

NetSol Financial Suite™

NetSol’s offerings include its flagship global solution, NFS™. A robust suite of four software applications that is an end-to-end solution for the lease and finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract transactions. The four software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing/financing cycle for companies of any size, including those with multi-billion dollar portfolios.

On October 24, 2013, we announced the introduction and release of NFS Ascent™, the Company’s next generation platform, offering a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s™ architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 40 years. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment. At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion dollar lease portfolios in compliance with various regulatory standards. NFS Ascent™, with its distributed and clustered deployment across parallel application and high volume data servers, enables finance companies to process voluminous data in a hyper speed environment.

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. We believe that the transition from NFS™ to NFS Ascent™ allows:

●	Improvement in overall productivity throughout the delivery organization:

	●	The functionalities, like Business Process Manager, Workflow Engine and Business Rule Engine, will provide flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

	●	The NFS Ascent™ platform and the SOA architecture allow us to develop portals and mobile applications quickly by utilizing our existing services. Integration with other systems should streamline as adoption expands.

	●	The n-tier architecture allows us to better distribute the tasks among various team members. The loose coupling between various modules and layers reduces the risk of regression in other parts of the system as a result of changes made in one part of the system.

●	Improvement in talent acquisition and retention:

●	Because NFS Ascent™ has been developed using the latest technologies and tools available in the market, it is helping us in attracting and retaining top engineers.

●	Better customer satisfaction:

●	As a result of the powerful NFS Ascent™ platform and improvement in the talent acquisition and retention, the quality of our deliverables should increase.

NFS™ and NFS Ascent™ have the following as their constituent applications:

Loan Origination System (LOS)

Point of Sale (POS)

POS is a front office processing system for companies in the financial sector. It provides a quotation system which also incorporates a simulation for all kinds of financial products using a powerful built-in loan calculator.

Credit Application Processing System (CAP)

CAP provides companies in the financial sector with an environment to handle the incoming credit applications from dealers, agents, brokers and the direct sales force. CAP automatically gathers information from different interfaces like credit rating agencies, evaluation guides, and contract management systems and gives the applications a score against user defined point scoring system. This automated workflow permits the credit team members to make their decisions more quickly and accurately. CAP is a database independent online system developed in Microsoft’s .Net framework. It can be run from any computer system with normal specifications, which is a key benefit for clients.

Contract Management System (CMS)

CMS provides comprehensive business functionality that enables its users to effectively and smoothly manage and maintain a contract with the most comprehensive details throughout its life cycle. It provides interfaces with external systems such as banks and accounting systems. CMS effectively maintains details of all business partners that do business with the company including, but not limited to, customers, dealers, debtors, guarantors, insurance companies and banks.

Wholesale Finance System (WFS)

WFS automates and manages the floor plan/bailment activities of dealerships through a finance company. The design of the system is based on the concept of one asset/one loan to facilitate asset tracking and costing. The system covers credit limit, payment of loan, billing and settlement, stock auditing, online dealer and auditor access, and ultimately the pay-off functions.

Fleet Management System (FMS)

FMS is designed to efficiently handle all fleet management needs. FMS is easily integrated with CMS and WFS as well as with any third party contract management system to ensure a single comprehensive system. FMS key features include: a detailed tracking of information on every driver and vehicle; customizable reports; periodic reporting on fleet related aspects; internet based access to information; integration with third party software; and, linkage to GPS for real time tracking.

Dealer Auditor Access System (DAAS)

DAAS is a web-based solution that can be used in conjunction with WFS or any third party wholesale finance system. It addresses the needs of dealer, distributor and auditor access in a wholesale financing arrangement.

NFS Mobility

NetSol launched NFS mobility in 2014. It enables a sales force for the finance and leasing company across different channels like point of sale, field investigation and auditing as well as allowing end customers to access their contract details through a self-service mobile application.

Mobile Account

mAccount is a self-service mobile solution. It empowers the dealer with a powerful backend system and allows the customer to setup a secured account and view information 24/7 to keep track of contract status, reducing inbound calls for customer queries and improving turnaround time for repayments.

Mobile Point of Sale

mPOS application is a web and mobile enabled platform featuring a customizable home screen dashboard along with multiple quotation, application submission, work queues and detailed reporting to empower dealer networks in making the right decisions at the right time, in turn optimizing productivity.

Mobile Dealer

mDealer provides a mobile platform that delivers more visibility and control over inventories – with minimal effort. Dealers can view their use of floorplan facility, stock status and financial conditions, while entering settlement requests or relocating assets.

Mobile Auditor

mAuditor schedules visits, records audit exceptions and tracks assets for higher levels of transparency, in real time.

Mobile Field Investigator

mFI (Mobile Field Investigator) includes powerful features that permits applicant detail verification on the go. The application features a reporting dashboard that displays progress stats, action items and latest notifications, enabling the client to achieve daily goals while tracking performance.

Regional NFS™ Offerings

While NFS Ascent™ is designed to be a truly global solution ready for customization in any market, the Company has historically provided products tailored to various markets. As such, we offer the following additional regional products:

LeasePak

In North America, NTA has and continues to develop the LeasePak Productivity modules as an additional companion set of products to operate in conjunction with the LeasePak base system licensed software. LeasePak streamlines the lease management lifecycle, while maintaining customer service and reducing operating costs. It is web-enabled and can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for Oracle and Sybase users. It is scalable from a basic offering to a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and varying complexity of operations. It is part of the vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. It handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options and asset disposition. It is also integrated with Vertex Series O.

LeasePak-SaaS

NTA’s solutions range includes the LeasePak Software-as-a-Service (“SaaS”) business line, which provides an enhanced performance, while reducing the overall cost of ownership. SaaS offers a new deployment option whereby customers only require access to the internet and web browser to use the software. With an elastic cloud price, revenue stream predictability and improved return on investment for customers, management believes that its SaaS customers will experience the performance, the reliability and the speed usually associated with a highly scalable private cloud. LeasePak-SaaS targets small and mid-sized leasing and finance companies.

LeaseSoft

In addition to offering NFS Ascent™ to the Europe market, NTE has some regional offerings, including:

●	LeaseSoft – a full lifecycle lease and finance system aimed predominantly at the UK funder market, including modules to support web portals and an electronic data interchange manager to facilitate integration between funders and introducers.

●	LoanSoft – similar to LeaseSoft, but optimized for the consumer loan market.

NFS™ Implementation Process

The implementation process can span from three to six months depending upon the complexity and scope. For NFS™ Ascent, it is expected to be longer as the new technology is customized for each client. The implementation process also includes related software services such as configuration, data migration, training and any other additional third party interfaces. Even after implementation, customers seek enhancements and additions to improve their business processes. NetSol charges these efforts in a man-day rate. Post implementation, NetSol consultants may remain at the client site to assist the customer in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all of the above steps is priced to bring value to our customers and increase our profitability from our interactions.

Pricing and Revenue Streams

The Company’s NFS™ revenue streams occur through the following three main areas:

●	Product licensing

●	Implementation related services

●	Maintenance and support related services

License fees can vary generally between $100,000 for SaaS minimal modules to more than $2,000,000 for more robust multiple module implementations. There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the customer; internal business processes followed by the customer; number of business users; and branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. However, revenue from sale of licenses with major customization, modification, and development is recognized on a percentage of completion basis. Implementation related services, including configuration, data migration and third party interfaces are recognized in accordance with the percentage of completion method. Maintenance and support related services are then provided on a continued basis. The annual maintenance fee, which typically is an agreed upon percentage of overall monetary value of the license, then becomes an ongoing revenue stream realized on yearly basis. Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of “Unit of Work Completed.”

Joint Ventures

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group forming NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company. NetSol-Innovation provides support services enabling the Innovation Group to scale solution delivery operations in key growth markets. NetSol-Innovation operations are centered in NetSol’s delivery center in Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding. The outsourcing model between the Innovation Group and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance, technical communication as well as project management for development of software for the Innovation Group.

Initiated with a 10 person outsourcing team in Lahore in February 2005, this arrangement has extended to over 200 persons with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from the Innovation Group. Prominent Innovation Group’s customers being serviced from Lahore include GuideOne USA, Homesite USA, UPC USA, MDU UK and Real Australia.

Virtual Lease Services

Virtual Lease Services (VLS) is a joint venture partnership with NTE and Investec Bank in London, UK. VLS provides an asset finance services proposition complementing our core solutions offerings. VLS provides three core services, covering business process outsourcing (BPO), provision of standby servicing to the securitization markets, and audit services. The cornerstone of VLS’s range of services is the BPO offering which provides portfolio management to a range of businesses, including start-ups, growth businesses, and those in run down mode. The BPO service also supports portfolio acquirers. VLS carries a Fitch ABS Primary Servicer Rating of “ABPS3”, upgraded from “ABPS3-” in October 2014.

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

Technical Affiliations

The Company is a Microsoft Certified Silver Partner and an Oracle Certified Partner.

Marketing and Selling

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2016 and beyond. The objective of the Company’s marketing program is to create and sustain preference and loyalty for NetSol. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website. In addition, corporate marketing oversees central marketing and communications programs for use by each of the business units.

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

The Markets

NetSol provides its services primarily to clients in global commercial industries. In the global commercial area, the Company’s service offerings are marketed to clients in a wide array of industries including, automotive, software, banks, higher education and financial services.

The Asian continent, including Australia and New Zealand, from the perspective of marketing, are targeted by the Asia Pacific Region from its Bangkok, Beijing and Lahore facilities. The marketing for our core offerings in the Americas and Europe is carried out from our San Francisco Bay Area and London Metropolitan area offices respectively.

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

Due to the growing demand for our core offerings and IT services, retention of technical and management personnel is essential. We have enhanced the compensation structure for our technical teams and senior management to stay ahead of global and regional competition. As a result, we have improved IT employee turnover from almost 20% in 2012 to less than 10% today. This is a significant milestone towards building capacity and driving revenue growth. In addition, we are committed to improving key performance indicators such as efficiency, productivity and revenue per employee.

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

NetSol believes it should give back to the community and employees as much as possible. Certain of our subsidiaries are located in regions where basic services are not readily available. Where possible, NetSol acts to not only improve the quality of life of its employees but also the standard of living in these regions. Examples of such programs are:

●	Humanitarian Relief—We are all aware of the devastation that can be wrought by natural disasters. NetSol has historically supported earthquake and flood relief where the need is the greatest.

●	Literacy Program—launched to educate low paid illiterate employees of the organization. The main objective of this program is to enable these resources to acquire basic reading, writing and arithmetic skills.

●	Noble Cause Fund—A noble cause fund has been established to meet medical and education expenses of the children of low paid employees. NetSol employees voluntarily contribute a fixed amount every month to the fund and the Company matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals, outside NetSol.

●	Day Care Facility—NetSol’s human resources are its key assets and thus the Company takes numerous steps to ensure the provision of basic comforts to its employees. In Pakistan, the provision of outside pre-school child care is a rarity. With this in mind, a child day care facility has been created in close proximity to NetSol offices providing employees with peace of mind knowing their children are nearby and being taken care of by qualified staff in a child friendly facility.

●	Preventative Health Care Program—In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid and Flu on a routine basis.

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

As of June 30, 2015, we had approximately 1,590 employees; comprised of 1,195 IT project and technical personnel; and 395 non-IT personnel. The IT project and technical personnel include 870 employees dedicated to NFS and NFS Ascent™, 195 employees dedicated to the joint venture with The Innovation Group and 130 employees supporting the regional offerings as well as IT consulting and services, None of our employees are subject to a collective bargaining agreement.

Competition

Neither a single company, nor a small number of companies, dominate the IT market in the space in which the Company competes. A substantial number of companies offer services that overlap and are competitive with those offered by NetSol. Some of these are large include computer manufacturers and computer consulting firms that have greater financial resources than NetSol and, in some cases, may have greater capacity to perform services similar to those provided by NetSol.

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

Customers

NetSol customers include world renowned auto manufacturers through their finance arms and large regional banks. In addition, NetSol provides offshore development and testing services to Innovation Group Plc UK and their blue chip global insurance customers through the NetSol-Innovation joint venture, which contributes about 12% of NetSol’s revenues. NetSol is also a strategic business partner for Daimler (which consists of a group of many companies in different countries), which accounts for 13% of our revenue.

Global Operations and Geographic Data

The Company divides its operations into three regions: the Americas, Europe and Asia Pacific. The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

The Americas

At NetSol Technologies Americas, Inc. (“NTA”), the operations are led by Farooq Ghauri. Mr. Farooq Ghauri is a technology industry expert with a 10 year proven track record in driving the rapid expansion of an industry leading global software organization. He has been working in NTA since 2008 as an active member of the management team. He has worked in NetSol’s Pakistan, China, Australia, Thailand and US offices providing him with the complete understanding of NetSol’s global operations in an industry that is rapidly expanding and changing.

Europe

NTE is headed by Paul Stevens as CIO Europe and Tim O’Sullivan as Head of Sales & Strategy. Joining the Company within the past year, Paul and Tim both have a wealth of industry expertise and domain knowledge.

VLS is led by Louise Ikonomides. As Managing Director and founding shareholder of VLS, Ms. Ikonomides has been with VLS since its inception in 1999.

Asia Pacific Region

NetSol Technologies, Ltd., a majority owned subsidiary of parent company is located in Lahore, Pakistan and is headed by Salim Ghauri as its CEO. Mr. Ghauri is a co-founder of NetSol Technologies and has been with the Company since 1996.

NetSol Beijing is headed by Naeem Aftab. He has been with NetSol for over 11 years where he has gained valuable experience in both technology and management. Amanda Li heads up sales and client relations. Ms. Li has been with NetSol Beijing since 2009 and has an MSC from Bedfordshire University, UK.

NetSol Thai is headed by Asad Ghauri as President of Asia Pacific Region which is run from our Bangkok office. Asad has been with NetSol for almost 11 years and was elected for the first time to NetSol’s board of directors in June 2014 and continues to serve on NetSol’s board of directors.

The Global Sales Division is headed by Naeem Ghauri as President of Sales from the NetSol Thai offices located in Bangkok. Mr. Naeem Ghauri has been with NetSol since 1999 and has over 26 combined years of experience in business and IT. He is also a member of the board of directors of the parent Company.

The Asia Pacific region including Australia/New Zealand and the Middle East, is targeted from the Asia Pacific region offices located in Beijing China; Bangkok, Thailand; Lahore and Karachi, Pakistan. While Lahore continues to be a mainstay of the Company’s delivery and research and development, Bangkok’s expanded sales operation and client relations facility has grown into a back-up to the Lahore facility. With the continued growth of the Chinese market, our Beijing office continues to expand as both a sales and support facility. Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential markets.

Our Asia Pacific Region accounted for approximately 75% of our revenues in 2015 and our North America and European regions together accounted for approximately 25% of our revenues in 2015. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 17 of Notes to Consolidated Financial Statements under Item 8.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Calabasas, California where we lease 7,210 square feet of office space. We own our Lahore Technology Campus which consists of approximately 140,000 square feet of computer and general office space. This includes the newly constructed building having a covered area of approximately 90,000 square feet with the capacity to house approximately 1,000 resources. In addition, we lease office space for our sales and support offices in North America, Europe, and Asia Pacific. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and three of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed a consolidated complaint, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 premised on allegedly false and misleading statements regarding the Company’s next generation product, NFS Ascent, and whether it was truly available on a global basis when stated. After several successful motions by the Company, the Court granted the plaintiff a final opportunity to amend the complaint on a narrowed basis. The amended complaint was filed which contained a much narrowed class period from October 2013 to November 8, 2013, eliminated all but one of the individual defendants from the suit, and limited the scope of the alleged claims. The Company has filed an answer to this final amended complaint.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

(a) MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of NetSol Technologies, Inc. is listed and traded on NASDAQ Capital Market under the ticker symbol “NTWK”.

The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the NASDAQ for each quarter during the last two fiscal years.

Fiscal Year 2015	High	Low
First Quarter	$4.19	$2.68
Second Quarter	$4.5	$2.81
Third Quarter	$6.4	$3.91
Fourth Quarter	$6.5	$5.05

Fiscal Year 2014	High	Low
First Quarter	$12.1	$9.7
Second Quarter	$10.45	$4.25
Third Quarter	$7.09	$4.4
Fourth Quarter	$4.82	$3.6

RECORD HOLDERS - As of September 4, 2015, the number of holders of record of the Company’s common stock was 188.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	708,133	(1)	$6.84	(2)	1,668,619	(3)
Equity Compensation Plans not approved by Security holders	None		None		None
Total	708,133		$6.84		1,668,619

(1)	Consists of 1,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 11,000 under the 2004 Incentive and Nonstatutory Stock Option Plan; 115,462 under the 2005 Incentive and Nonstatutory Stock Option Plan; 130,000 under the 2011 Incentive and Nonstatutory Stock Option Plan; and 450,671 under the 2013 Incentive and Nonstatutory Stock Option Plan.

(2)	The weighted average of the options is $6.84.

(3)	Represents 87 available for issuance under the 2002 Incentive and Nonstatutory Stock Option Plan; 2,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 39,474 under the 2004 Incentive and Nonstatutory Stock Option Plan; 59,053 under the 2005 Incentive and Nonstatutory Stock Option Plan; 318,005 under the 2013 Incentive and Nonstatutory Stock Option Plan and 1,250,000 under the 2015 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

In April 2015, the Company issued 65,997 shares of common stock to 3 non-US resident accredited investors at a per share price of $4.35. The shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933. The proceeds were used to fund working capital.

In May 2015, the Company issued 22,727 shares of common stock to 1 non-US resident accredited investor at a per share price of $4.40. The shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933. The proceeds were used to fund working capital.

In May 2015, the Company issued 10,000 shares of common stock to 1 non-US resident accredited investor at a per share price of $4.46. The shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933. The proceeds were used to fund working capital.

In June 2015, the Company issued 14,961 shares of common stock to 1 non-US resident accredited investor at a per share price of $4.34. The shares were issued in reliance on an exemption available under Regulation S of the Securities Act of 1933. The proceeds were used to fund working capital.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2015. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlights for 2014-2015 were:

●	NetSol PK signed an agreement valued at more than $16 million over a period of five years to implement NFS AscentTM. The implementation, with a major multi-finance group in Indonesia, will fully automate all finance front and back office operations.

●	NetSol China signed an agreement with an auto captive finance company in China for the implementation of NFSTM, the Company’s legacy system;

●	NetSol PK signed an agreement to implement NFS™ at a leading auto captive finance company in China;

●	NTE and VLS developed a Business Process Outsource (BPO) service to address the broker market for own book management. In collaboration with funders, the service will form part of the funding approval process, which will generate a significant increase in sales opportunities;

●	Signed an agreement with Tesla Financial Services GmbH to license LeaseSoft and provide business process outsourcing services;

●	Added 50 additional licenses to a leading automotive manufacturer’s current LeasePak portfolio; and

●	NTA signed an upgrade project for LeasePak 6.5 with a major automotive captive in the U.S.

Our success, in the near term, will depend, in large part, on the Company’s ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals; (c) make progress in the North American and European markets and, (d) continue to increase sales and marketing efforts in every market we operate. However, management’s outlook for the continuing operations.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive 3-5 year growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The growth strategy contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Continue to advance infrastructure and systems in Lahore, Bangkok, Beijing and San Francisco locations.

●	Strengthen the NetSol brand in the Americas and Europe and further penetrate into APAC markets such as China, Thailand, Indonesia, Australia and New Zealand.

●	Hire and retain the best available talent to develop the next line of managers for our growing demand.

●	Maximize penetration into new and existing smaller markets by increasing the sales activities for our legacy version of NFS™ in emerging markets in Latin America, APAC, and the Middle Eastern where the legacy product is better suited to middle market companies with limited IT budgets yet growing leasing volumes.

●	Develop the sales and delivery capabilities for the Americas markets, in particular the growth in the U.S. auto and banking sectors.

●	Maintain the quality of our delivery, after delivery support, and client relationships.

●	Further penetration of NFS Ascent™ into the leasing and financing sectors in China, APAC, Europe and North America by focusing on multi-national auto captive Fortune 500 companies.

●	Continue to develop new tools, systems and processes to further enhance productivity, efficiencies and operating margins.

Growth Prospects for NFS™

Growth prospects for NFS™ are linked to the maturing of the product portfolio and its growing customer base across different geographic and product markets. NetSol is eyeing key international markets for growth in sales. Its sales strategy now carefully balances expansion into new geographic markets, including North and South America, and further penetration of our leading position in Asia Pacific.

Growth in North America is expected to come from the huge potential market for replacement of legacy systems. NFS Ascent™ is aimed at providing a highly flexible solution based on latest technology and advanced architecture for the North American customers looking to replace their legacy systems.

Growth in Europe will come from the introduction of NFS AscentTM, which will allow NTE to support larger organizations than those typically selecting the existing LeaseSoft product set, and also opens the door for European expansion. This will attract larger license and professional services revenues across a wider geography. In addition, leveraging the core strengths of NFS AscentTM will increasingly provide opportunities in the automotive sector where NTE is currently underrepresented.

Growth in NetSol’s traditionally strong base in Asia Pacific is expected through diversification across market segments, to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and maintenance revenues by offering enhanced features and new solutions to emerging customer needs. In addition, there is a potential for NFS AscentTM in Asia Pacific in the form of existing customers who are looking for replacement of their current system.

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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly auto and banking markets.

●	China to invest $46 billion in Pakistan on energy and infrastructure projects.

●	Improving Pakistan economy after years of stagnation.

●	According to IHS Automotive research, US Auto manufactures estimate nearly 17 million units of new car sales in 2015, the highest in a decade.

●	Improving economic environment in the U.K. and major European economies.

●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.

●	Continued interest from Fortune 500 multinational auto captives and global companies in NetSol Ascent™.

●	Continued interest from existing clients in the NFS™ legacy systems.

●	Growing demand for NFS Ascent™ by existing Tier One auto captive clients.

●	Higher caliber and quality talent joining NetSol, globally.

●	Reduced employee turnover to under 10% from 20% in 2014.

Negative trends:

●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	The threats of conflict between the U.S. and Middle Eastern region could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

●	Political challenges in Pakistan affecting the economy and image of the country.

●	Uncertainty about the stability of the Chinese market.

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

The source of the Company’s goodwill relates to the acquisition of four companies. NetSol PK operates in the Asia Pacific region; CQ Systems (now NetSol Technologies Europe Limited) and VLS both operate in Europe; and McCue Systems (now NetSol Technologies Americas, Inc.) operates in the North American region. All these geographies are considered as different reporting segments. Goodwill arising from the acquisition of these companies has been allocated to their respective geographical segments to which they relate. While identifying reporting segments, we take into consideration the reports reviewed by the CEO (chief operating decision maker). As our financial reports are analyzed on this regional basis, we have defined this as segment reporting for purposes of goodwill impairment testing. The Company tests for goodwill impairment at each reporting unit. The Company recorded goodwill impairment of $0 and $136,762 for the years ended June 30, 2015 and 2014, respectively.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2015 COMPARED TO THE YEAR ENDED JUNE 30, 2014

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2015 and 2014 as a percentage of revenues.

	For the Year
	Ended June 30,
	2015	%	2014	%
Net Revenues:
License fees	$6,328,989	12.40%	$5,433,053	14.93%
Maintenance fees	12,196,073	23.89%	10,034,681	27.58%
Services	24,827,822	48.64%	15,230,708	41.86%
Maintenance fees - related party	395,951	0.78%	492,535	1.35%
Services - related party	7,299,743	14.30%	5,193,826	14.27%
Total net revenues	51,048,578	100.00%	36,384,803	100.00%

Cost of revenues:
Salaries and consultants	19,289,536	37.79%	15,621,806	42.93%
Travel	2,374,864	4.65%	1,705,554	4.69%
Depreciation and amortization	8,336,857	16.33%	6,844,588	18.81%
Other	3,020,107	5.92%	3,548,392	9.75%
Total cost of revenues	33,021,364	64.69%	27,720,340	76.19%

Gross profit	18,027,214	35.31%	8,664,463	23.81%
Operating expenses:
Selling and marketing	6,092,530	11.93%	4,572,108	12.57%
Depreciation and amortization	2,006,957	3.93%	1,886,148	5.18%
General and administrative	14,778,641	28.95%	15,046,328	41.35%
Research and development cost	314,892	0.62%	249,712	0.69%
Total operating expenses	23,193,020	45.43%	21,754,296	59.79%

Loss from operations	(5,165,806)	-10.12%	(13,089,833)	-35.98%
Other income and (expenses)
Loss on sale of assets	(64,598)	-0.13%	(229,805)	-0.63%
Interest expense	(166,962)	-0.33%	(255,677)	-0.70%
Interest income	331,432	0.65%	261,251	0.72%
Gain (loss) on foreign currency exchange transactions	(453,770)	-0.89%	50,777	0.14%
Share of net loss from equity investment	-	0.00%	(545,483)	-1.50%
Other income	684,030	1.34%	50,578	0.14%
Total other income (expenses)	330,132	0.65%	(668,359)	-1.84%

Net loss before income taxes	(4,835,674)	-9.47%	(13,758,192)	-37.81%
Income tax provision	(413,498)	-0.81%	(338,282)	-0.93%
Net loss from continuing operations	(5,249,172)	-10.28%	(14,096,474)	-38.74%
Income from discontinued operations	-	0.00%	1,158,752	3.18%
Net loss	(5,249,172)	-10.28%	(12,937,722)	-35.56%
Non-controlling interest	(299,646)	-0.59%	1,581,675	4.35%
Net loss attributable to NetSol	$(5,548,818)	-10.87%	$(11,356,047)	-31.21%

Net revenues for the years ended June 30, 2015 and 2014 by segment are as follows:

	2015		2014
	Revenue	%	Revenue	%
North America	5,535,183	10.84%	4,729,908	13.00%
Europe	7,359,204	14.42%	6,529,311	17.95%
Asia-Pacific	38,154,191	74.74%	25,125,584	69.06%
Total	$51,048,578	100.00%	$36,384,803	100.00%

Revenues

License fees

License fees for the year ended June 30, 2015 were $6,328,989 compared to $5,433,053 for the year ended June 30, 2014 reflecting an increase of $895,936. During the fiscal year ended June 30, 2015, we maintained our license revenues through sales of our regional offerings in the U.S. and the U.K. as well as our NFS legacy product. In August 2014, we signed an NFS AscentTM contract worth approximately $16MM, which includes license fees, services and maintenance. We recognized approximately $900,000 in license revenue related to this contract.

Maintenance fees

Maintenance fees for the year ended June 30, 2015 were $12,592,024 compared to $10,527,216 for the year ended June 30, 2014 reflecting an increase of $2,064,808. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2014 and into fiscal year 2015. We anticipate maintenance fees to gradually increase as we implement NFS Ascent™.

Services

Services income for the year ended June 30, 2015 were $32,127,565 compared to $20,424,534 for the year ended June 30, 2014 reflecting an increase of $11,703,031. Included in the services revenue are services provided to related parties of $7,299,743 for the year ended June 30, 2015 compared to $5,193,826 for the same period last year. The increase is due to services provided to new customers both for the implementation of the legacy systems and for the implementation of NFS Ascent as well as additional services provided to existing customers on account of customization and enhancement requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process. Moving forward, with the implementation of new projects of NFS AscentTM, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $18,027,214, for the year ended June 30, 2015 as compared with $8,664,463 for the year ended June 30, 2014. This is an increase of 108.06% or $9,362,751. The gross profit percentage for the year ended June 30, 2015 also increased to 35.31% from 23.81% for the year ended June 30, 2014. The cost of sales was $33,021,364 for the year ended June 30, 2015 compared to $27,720,340 for the year ended June 30, 2014. As a percentage of sales, cost of sales decreased from 76.19% for the year ended June 30, 2014 to 64.69% for the year ended June 30, 2015.

Salaries and consultant fees increased by $3,667,730 from $15,621,806 for the year ended June 30, 2014 to $19,289,536 for the year ended June 30, 2015. The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China, UK and North America as we anticipate new projects associated with NFS Ascent™. In order to prepare for growth with our new product NFS AscentTM, we have continued to focus on hiring technical personnel. We had 832, 1,042 and 1,195 technical employees as of June 30, 2013, 2014 and 2015, respectively. As a percentage of sales, salaries and consultant expense decreased from 42.93% for the year ended June 30, 2014 to 37.79% for the year ended June 30, 2015.

Depreciation and amortization expense increased to $8,336,857 compared to $6,844,588 for the year ended June 30, 2014 or an increase of $1,492,269. Depreciation and amortization expense increased as we began amortizing the product licenses costs that had been capitalized related to the NFS Ascent™ development. Due to our emphasis on NFS Ascent™, we decided to discontinue marketing three of our older products, and we fully amortized these products as of June 30, 2015, which added an additional $1.18 million of amortization expense to our cost of sales.

Operating Expenses

Operating expenses were $23,193,020 for the year ended June 30, 2015 as compared to $21,754,296, for the year ended June 30, 2014 for an increase of 6.61% or $1,438,724. As a percentage of sales, it decreased from 59.79% to 45.43%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $1,520,422 or 33.25%.

The increase in selling and marketing expenses is due to the increase in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally. We increased the number of sales and marketing employees from 63 at June 30, 2013 to 83 at June 30, 2015.

General and administrative expenses were $14,778,641 for the year ended June 30, 2015 compared to $15,046,328 at June 30, 2015 or a decrease of $267,687 or 1.8%. During the year ended June 30, 2015, salaries increased by approximately $1,168,000 due to the increase in the number of employees, annual raises, share grants, cash bonuses and options; other general and administrative expenses increased by approximately $290,000; professional services decreased by approximately $267,000 due to the reduction in legal fees; bad debt expense decreased by approximately $1,459,000. During the fiscal year end June 30, 2014, we increased our allowance for doubtful accounts and recorded a bad debt expense of approximately $1,024,000 and during the year ended June 30, 2015, we reduced our allowance for doubtful accounts by approximately $435,000.

Income/Loss from Operations

Loss from operations was $5,165,806 for the year ended June 30, 2015 compared to $13,089,833 for the year ended June 30, 2014. This represents a decrease of $7,924,027 for the year ended June 30, 2015 compared with the year ended June 30, 2014. As a percentage of sales, net loss from operations was 10.12% for the year ended June 30, 2015 compared to 35.98% for the year ended June 30, 2014.

Discontinued Operations

For the year ended June 30, 2014, net income from discontinued operations after adjusting the gain on disposal was $1,158,752. On March 31, 2014, we sold 100% of our stock in Vroozi, Inc. for a purchase price of $2,716,050 and recognized a $1,870,871 gain on the sale. We reclassified Vroozi’s net loss for the periods presented from continuing operations to discontinued operations.

Net Income/Loss

Net loss was $5,548,818 for the year ended June 30, 2015 compared to $11,356,047 for the year ended June 30, 2014. This is a decrease of $5,807,229 compared to the prior year. Net loss per share, basic and diluted, was $0.57 for the year ended June 30, 2015 compared to $1.25 for the year ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $14,168,957 at June 30, 2015, compared to $11,462,695 at June 30, 2014.

Net cash provided by operating activities was $5,078,282 for the year ended June 30, 2015 compared to $18,634,902 for the year ended June 30, 2014. At June 30, 2015, we had current assets of $31,510,665 and current liabilities of $14,834,565. We had accounts receivable of $9,972,243 at June 30, 2015 compared to $7,635,775 at June 30, 2014. We had revenues in excess of billings of $5,267,275 at June 30, 2015 compared to $2,377,367 at June 30, 2014. During the year ended June 30, 2015, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased $5,226,376 from $10,013,142 at June 30, 2014 to $15,239,518 at June 30, 2015. The increase is due to the increase in revenues during FY 2015. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,952,561 and $3,896,353, respectively at June 30, 2015. The average days sales outstanding for the years ended June 30, 2015 and 2014 were 91 and 201 days respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $3,033,319 for the year ended June 30, 2015, compared to $14,739,798 for the year ended June 30, 2014. We had net purchases of property and equipment of $3,558,712 compared to $13,236,136 for the comparable period last fiscal year. The increase in intangible assets which represents amounts capitalized for the development of new products was $nil for the year ended June 30, 2015 and $3,385,151 for the year ended June 30, 2014. The company also received $1,810,700 for the sale of Vroozi in 2014.

Net cash provided by financing activities was $1,461,230 and the net cash used in financing activities was $233,144 for the years ended June 30, 2015, and 2014, respectively. The year ended June 30, 2015 included the cash inflow of $191,400 from the exercising of stock options compared to $709,436 for the year ended June 30, 2014. During the year ended June 30, 2015, we had net payments for bank loans and capital leases of $2,668,861 compared to net proceeds of $363,542 for the year ended June 30, 2014. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of June 30, 2015, we had approximately $14.17 million of cash, cash equivalents and marketable securities of which approximately $8.97 million is held by our foreign subsidiaries. As of June 30, 2014, we had approximately $11.46 million of cash, cash equivalents and marketable securities of which approximately $8.4 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $2 to $3 million for APAC, US and Europe new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($511,440) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 ($1,704,800) for the acquisition VLS. This facility requires that NTE’s adjusted tangible net worth not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 300 million ($2,892,960) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt Obligations
HSBC Loan	$447,161	$322,349	$124,812	$-	$-
D&O Insurance	79,872	79,872	-	-	-
Bank Loan	2,892,961	2,892,961	-	-	-
Loan from Related Party	129,979	129,979	-	-
Capital Lease Obligations					-
Subsidiary Capital Leases	833,872	471,192	362,680	-	-
					-
Operating Lease Obligations					-
Non-cancellable operating lease	2,713,419	971,890	1,145,700	351,186	244,643
					-
Total	$7,097,264	$4,868,243	$1,633,192	$351,186	$244,643

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

Foreign Currency Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Since the majority of the Company’s operations are based in the Asia Pacific region where the Pak Rupee is continuously losing its value against the US Dollar and we don’t have any imports, therefore, we believe it is counter-productive to hedge this exposure. Devaluation of Pak Rupee results in foreign exchange gain to the company.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, Yuan, Baht and Pak Rupee. Our foreign subsidiaries conduct their businesses in local currency. Since majority of the operations of the Company are based in the Asia Pacific region where the Pak Rupee is continuously losing its value against the US Dollar and we don’t have any imports, therefore, we believe it is counter-productive to hedge this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements that constitute Item 8 are included at the end of this report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NetSol’s financial statements for the fiscal years ended June 30, 2015 and June 30, 2014, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol’s financial statements for the fiscal years ended June 30, 2015 and June 30, 2014, there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2015. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2015, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2015, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2015, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2015 Annual Shareholders Meeting, a seven member board stood for election. The members were elected and, according to the bylaws of the company shall retain their position as directors until the next meeting. The board of directors is made up of: Mr. Najeeb U. Ghauri (Chairman of the Board) Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki, Mr. Mark Caton, Mr. Jeffrey Bilbrey and Mr. Asad Ghauri.

Committees

The Audit committee is made up of Mr. Burki as Chairman, and Mr. Caton, Mr. Beckert and Mr. Bilbrey as members. The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert, Mr. Burki and, Mr. Bilbrey as its members. The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki, Mr. Caton and Mr. Bilbrey as its members.

The table below provides the membership for each of the committees during Fiscal Year 2015.

Nominating and Corporate
	Audit		Compensation		Governance
Director	Committee		Committee		Committee

Najeeb Ghauri
Naeem Ghauri
Asad Ghauri
Shahid J. Burki (I)	X	(C)	X		X
Eugen Beckert (I)	X		X		X	(C)
Mark Caton (I)	X		X	(C)	X
Jeffrey Bilbrey (I)	X		X		X

(I)	Denotes an independent director.

(C)	Denotes the Chairperson of the committee.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The Board of Directors elects the executive officers of the Company annually. Each year the stockholders elect the Board of Directors. The executive officers serve varying terms until their death, resignation or removal by the Board of Directors. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	61	Chief Executive Officer, Chairman and Director	Brother to Naeem Ghauri

Roger Almond	2013	50	Chief Financial Officer	None

Patti L. W. McGlasson	2004	50	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None

Naeem Ghauri	1999	58	Director	Brother to Najeeb Ghauri

Shahid Javed Burki	2000	76	Director	None

Eugen Beckert	2001	68	Director	None

Mark Caton	2002	66	Director	None

Jeffrey Bilbrey	2013	44	Director	None

Asad Ghauri	2014	38	Director	Nephew of Najeeb & Naeem Ghauri

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol. He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer since October 2006. Mr. Ghauri is the founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the NASDAQ Dubai exchange in 2008. Mr. Ghauri served as the Company’s Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005. As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company consisting of approximately 1,590 employees world wide, as well as the Company’s overall growth and expansion plan. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent five years with Unilever as brand and sales managers. Mr. Ghauri received his Bachelor of Arts degree in Economics from the University of Punjab and studied at Eastern Illinois University from 1976 to 1978 prior to earning his M.B.A. in Marketing Management from the Peter F. Drucker Graduate School of Mangaement at Claremont, California in 1981. Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008 and 2009. Mr. Najeeb Ghauri holds a director seat at NetSol Technologies, Ltd., Lahore, Pakistan, and DNA Health Corporation, a start-up health care business located in Maryland.

ROGER ALMOND was appointed Chief Financial Officer on September 9, 2013.

Since 2007, Roger Almond held the position of Senior Manager at Pickard & Green Certified Public Accountants where he and his team was responsible for assisting national and international companies with their financial reporting requirements to the SEC. Roger Almond’s duties also included overseeing multiple entity consolidations, converting financial data to US GAAP, preparing financials statements, footnotes and MD&A. Prior to his current position, Roger Almond held the position of Assurance Manager at Grant Thornton LLP, in Los Angeles, California from 2003-2006; and from November 1999 to August 2003, he was the Chief Financial Officer of Keysor Century Corporation located in Saugus, California.

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

SHAHID JAVED BURKI was first appointed to the Board of Directors in February 2003. Before joining the World Bank in 1974 he was a member of the Civil Service of Pakistan. He had a distinguished career with the World Bank from 1974 to 1999 where he held a number of senior positions including Chief of Policy Planning (1974-1981); Director of International Relations Department (1981-87); Director of China Department (1987-94); and Vice President of Latin America and the Caribbean Region (1994-99). Upon taking early retirement from the Bank, he took up the position of Chief Executive Officer of EMP Financial Advisors, a consulting company linked with the Washington based EMP Global, a private equity firm and worked there until 2005. He is currently Chairman the Institute of Public Policy, a think tank associated with the Beacon house National University, Lahore, Pakistan. He also spends some time each year as Senior Visiting Research Fellow at the Institute of South Asian Studies, National Singapore University. In 1996-97 he took leave of absence from the World Bank to take up the position of Finance Minister of Pakistan. Mr. Burki was educated at Government College, Lahore from where he received M.Sc. in Physics; at Oxford University as a Rhodes Scholar from where he received M.A. (Hons) in Economics; at Harvard University as a Mason Fellow from where he received M.P.A. and also studied for Ph.D. in Economics (not completed). In 1997, he received a Diploma in Advanced Management from Harvard University’s Business School. Mr. Burki has authored several books and articles on development issues including Study of Chinese Communes(Harvard University Press, 1969); Pakistan Under Bhutto (Macmillan, 1990); Changing Perceptions, Altered Reality: Pakistan’s Economy Under Musharraf, 1999-2006 (Oxford University Press, 2007). He is currently working on a book, Changing Asia to be published later this year by Routledge, London. Mr. Burki is a chairman of the Audit Committee and a member of the Compensation and Nominating and Corporate Governance Committees. Mr. Burki is the Company’s Financial Expert on the Audit Committee.

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

JEFFREY BILBREY joined the board of directors in March 2013 to fill a vacancy and was elected to the board in 2014. Mr. Bilbrey is currently Vice President, Client Partner Services at Majesco as software solutions company. At Majesco, he is responsible for leading many of that company’s strategic client relationships, including managing business development and delivery objectives, top and bottom line P&L, customer satisfaction, and the overall client relationship sponsorship to all operating units of the diverse Majesco business. Prior to joining Majesco, Mr. Bilbrey served as the Associate CIO and Vice President of Cancer Treatment Centers of America (CTCA) where he was responsible for leading a highly talented IT group in providing technology solutions that improve patient care and safety and assist in winning the fight against cancer every day. Prior to CTCA Mr. Bilbrey served as Sr. Vice President, Technology Operations, for the Innovation Group, where he was a member of the technology board, guiding the strategic planning for technology products across seven countries. Additionally, his experience includes leading a strategic IT consulting firm, advising on product launches, building an offshore outsourcing operation from the ground up, and leading multi-million multidisciplinary transformational programs. Mr. Bilbrey received a B.S. in Management Information Systems from the University of Wisconsin, Eau Claire in 1994.

ASAD GHAURI was elected to the board of directors in June 2014 and joined NetSol in 2004 as an associate business analyst where he assisted in demonstrating new products and applications to potential and new customers. From 2008-2011 Mr. Ghauri was the Senior Vice President of Sales in Asia Pacific where he conducted research, aligned product offerings with customer requirements to produce the most desired results for customers and the most competitive prices. He devised processes that would streamline sales goals, increase efficiency and decrease aggregate expenses. From 2011 to present, Mr. Ghauri is the President of Asia Pacific where he oversees the sales, marketing and product development programs for all new and existing markets. In 2002, Mr. Ghauri earned his Bachelor of Business Administration in Computer Information System from James Madison University in Virginia. Mr. Ghauri currently resides in Bangkok, Thailand with his family.

CORPORATE GOVERNANCE

Code of Business Conduct & Ethics

The Company adopted its Code of Business Conduct & Ethics, as amended and restated on September 9, 2013, applicable to every officer, director and employee of the Company, including, but not limited to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct & Ethics has been posted on our website and may be viewed at http://ir.netsoltech.com/governance-docs.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

NetSol Technologies’ Named Executive Officers, a group comprised of the Chief Executive Officer, the Chief Financial Officer and the Secretary and General Counsel in the 2014-2015 fiscal year are the following individuals:

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

Based on management’s analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to establish base salaries and total executive compensation (taking into consideration the executive’s experience and abilities) that are competitive with those companies with a similar number of employees represented in the compensation data we review.

We work within the framework of this pay-for-performance compensation philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

●	The individual’s particular background, track record and circumstances, including training and prior relevant work experience;

●	The individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

●	The demand for individuals with the individual’s specific expertise and experience;

●	Performance goals and other expectations for the position; and,

●	Uniqueness of industry skills.

The terms of each executive officer’s compensation are derived from employment agreements negotiated between the Company and the executive. Each executive’s employment agreement is generally negotiated to cover a one to three-year period, and prescribes the base salary and other annual payments, if any, to the executive. Employment agreements for all executive officers are approved by the Board of Directors and the Compensation Committee. Employment agreements for other executives are approved by the Company’s Chief Executive Officer.

2015 Executive Compensation Components

For the fiscal year ended June 30, 2015, the principal components of compensation that our named executive officers were eligible to receive were:

●	Base salary;

●	Long Term Equity Incentive Compensation;

●	Performance-based incentive compensation (discretionary bonus); and,

●	Perquisites and other personal benefits.

The Company’s executive compensation program is intended to promote and maintain stability within the executive team. The Company’s goal for its executive compensation program is to attract, motivate and retain a talented, entrepreneurial, ethical and creative team of executives who will provide leadership for the Company’s success in dynamic and competitive markets.

Base Salary

An executive’s base salary is evaluated together with components of the executive’s other compensation to ensure that the executive’s total compensation is consistent with our overall compensation philosophy. Base salaries are adjusted annually by the Compensation Committee.

The base salaries were established in arms-length negotiations between the executive and the Company, taking into account their extensive experience, knowledge of the industry, track record, and achievements on behalf of the Company. The Company expects each named executive officer to contribute to the Company’s overall success as a member of the executive team rather than focus solely on specific objectives within the officer’s area of responsibility.

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

Equity Incentives. Executives, certain non-executive employees, and directors who join us may be awarded stock awards and/or stock option grants after they join the Company. These grants have an exercise price equal to the fair market value of our common stock on the grant date. Such awards are intended to provide the executive with incentive to build value in the organization over an extended period of time. The size of the stock option award is also reviewed in light of the executive’s track record, base salary, other compensation and other factors to ensure that the executive’s total compensation is in line with our overall compensation philosophy. A review of all components of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall philosophy and objectives.

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

Perquisites and Other Personal Benefits

We provide named executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to NetSol’s executive officers.

We maintain benefits and perquisites that are offered to all employees, including health and dental insurance. Benefits and perquisites may vary in different country locations and are consistent with local practices and regulations.

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

Our Chief Financial Officer has an employment agreement that provides, if his employment is terminated without cause or if the executive terminates the agreement with Good Reason, he is entitled to (a) all remaining salary to the end of the date of termination, plus salary from the end of the employment term through the end of the first anniversary of the date of termination, and (b) the continuation by the Company of medical and dental insurance coverage for him and his family until the end of the employment term and through the end of the first anniversary from the date of termination. Provided, however, if such benefits cannot be continued for this extended period, the Executive shall receive cash (including a tax-equivalency payment for Federal, state and local income and payroll taxes assuming Executive is in the maximum tax bracket for all such purposes) where such benefits may not be continued. These agreements further provide for vesting of all options and restrictive stock grants, if any.

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

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2015 and June 30, 2014, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2015	$497,700	$-	$-	$-	(2)	$65,724	(3)	$563,424
CEO & Chairman	2014	$474,000	$166,667	$407,600	$248,996	(2)	$68,139	(3)	$1,365,402
	2013	$393,750	$-	$-		(2)	$75,141	(3)	$468,891

Roger K Almond	2015	$128,433	$-	$60,000			$3,485	(4)	$191,918
Chief Financial Officer	2014	$90,400	$-	$19,400	$-		$-	(4)	$109,800
	2013	$-	$-	$-	$-		$-	(4)	$-

Patti L. W. McGlasson	2015	$188,180	$-	$-			$17,616	(5)	$205,796
Secretary, General Counsel	2014	$171,600	$5,000	$168,150	$-		$23,270	(5)	$368,020
	2013	$143,000	$-	$6,850	$-		$23,947	(5)	$173,797

(1) The stock was awarded as compensation to the officers. See also Grants of Plan Based Awards.

(2) Consists of nil options, 200,000 options and nil granted during fiscal years ended 2015, 2014 and 2013 respectively. The options vest quarterly over one year.

(3) Consists of $36,000, $36,000 and $36,000 paid for automobile and travel allowance, $16,758, $16,758 and $16,758 on account of life insurance and $12,966, $15,381 and $22,383 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

(4) Consists of $3,485, $nil and $nil paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2015, 2014 and 2013, respectively.

(5) Consists of $4,855, $9,000 and $9,000 paid for automobile allowance and $12,761, $14,270 and $14,947 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2015, 2014 and 2013, respectively.

Grants of Plan-Based Awards

In March, 2015, Mr. Roger Almond was granted 10,000 shares of common stock of the Company, which vest quarterly. The shares were approved by the Compensation Committee as an incentive for the named officer.

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

In June, 2014, Ms. McGlasson was granted 10,000 shares of common stock of the Company. The shares vested quarterly and were approved by the Compensation Committee as an incentive for the named officers.

In June, 2014, Ms. McGlasson was granted 5,000 shares of common stock of the Company. The shares vested immediately and were approved by the Compensation Committee as an incentive for the named officer.

In July, 2013, Ms. McGlasson was granted 10,000 shares of common stock of the Company. The shares vested quarterly and were approved by the Compensation Committee as an incentive for the named officer.

Discussion of Summary Compensation Table

The terms of our executive officers’ compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee. The terms of Mr. Najeeb Ghauri’s employment agreement with the Company were the result of negotiations between the Company and the executive and were approved by our Compensation Committee and Board of Directors. The terms of Ms. McGlasson’s and Mr. Almond’s employment agreement with the Company were the result of negotiations between our Chief Executive Officer and the employees and were approved by our Compensation Committee.

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008, January 1, 2010 July 25, 2013 and again on June 30, 2014. Changes made in the June 30, 2014 amendment are effective July 1, 2014. Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the “CEO Agreement”), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five year term. The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the CEO Agreement, Mr. Ghauri is entitled to an annualized base salary of $497,700 and is eligible for annual bonuses at the discretion of the Compensation Committee.

Bonuses may be paid in cash or shares of common stock. Mr. Ghauri also earned 12,500 shares of common stock for each quarter of service commencing with the first quarter ended September 30, 2014 through June 30, 2015. Mr. Ghauri was granted options to purchase 200,000 shares common stock of which 25% of these options vest at the completion of each quarter. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year, receives a car allowance totaling $3,000 per month for the term of the CEO Agreement, and the Company shall pay premiums not to exceed $16,600 (or $4,150 quarterly) for life insurance for the Executive.

The CEO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CEO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 48 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 48 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the CEO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 30 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CEO Agreement by the Company. Under the CEO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CEO Agreement by Mr. Ghauri.

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

Employment Agreement with Roger K. Almond

Effective March 1, 2015, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Roger K. Almond. Pursuant to the Employment Agreement, between Mr. Almond and the Company (the “CFO Agreement”), the Company agreed to employ Mr. Almond as its Chief Financial Officer from the date of the CFO Agreement through February 28, 2017. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the CFO Agreement, Mr. Almond is entitled to an annualized base salary of $175,000 per annum, 10,000 shares of common stock to be granted in 25% tranches after each quarter of service through February 28, 2016, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Mr. Almond is entitled to participate in the Company’s stock option plans and is entitled to four weeks of paid vacation per calendar year.

The CFO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CFO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 12 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 12 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the CFO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 60 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CFO Agreement by the Company. Under the CFO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CFO Agreement by Mr. Almond.

The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the CFO Agreement, a copy of which was filed as an exhibit to the Company’s 8-K filed on March 4, 2015.

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary, General Counsel and Sr. Vice President, Legal and Corporate Affairs, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement and its related amendments, between Ms. McGlasson and the Company (the “General Counsel Agreement”), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through June 30, 2017. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. The General Counsel Agreement was amended on July 25, 2013 and again on June 30, 2014 (the General Counsel Agreement and all amendments referred to as the “GC Agreement”). Changes made in the June 30, 2014 amendment are effective July 1, 2014. Under the GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $180,180 per annum, 10,000 shares of common stock to be granted in 25% tranches after each quarter of service through June 30, 2015, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Ms. McGlasson is entitled to participate in the Company’s stock option plans and, is entitled to six weeks of paid vacation per calendar year.

The General Counsel Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the General Counsel Agreement, if she terminates her employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, she shall be entitled to all remaining salary from the termination date until 24 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and, continuation of all health related plan benefits for a period of 24 months. She shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If she is terminated by the Company for Cause (as described below), or at the end of the employment term, she shall not be entitled to further compensation. Under the General Counsel Agreement, Good Reason includes the assignment of duties inconsistent with her title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 60 miles, if the Company asks her to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the General Counsel Agreement by the Company. Under the General Counsel Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform her duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the General Counsel Agreement by Ms. McGlasson.

The above summary of the General Counsel Agreement is qualified in its entirety by reference to the full text of the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 10-KSB for the fiscal year ended June 30, 2006 on September 27, 2006. The above summary is also qualified in its entirety by reference to the full text of the Amendment to the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 10-Q for the quarter ended March 31, 2010. The above summary is also qualified in its entirety by reference to the full text of the Second Amendment to the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 8-K filed on July 26, 2013. The above summary is also qualified in its entirety by reference to the full text of the Third Amendment to the General Counsel Agreement, a copy of which was filed as an exhibit to the Company’s 8-K filed on July 3, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2015, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Najeeb Ghauri	180,671		3.88	6/30/16
	30,000		6.50	2/12/19
	50,000		7.50	11/7/21

Roger K. Almond	-		-
	-		-

Patti L. W. McGlasson	1,000		16.50	7/7/15
	1,000		16.00	7/23/17

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Potential Payments upon Termination or Change of Control

Generally, regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include the portion of the executive’s base salary that has accrued prior to any termination and not yet been paid and unused vacation pay.

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2015, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$1,990,800	$82,950	$1,990,800
Health Related Benefits	51,888	-	51,888
Bonus	-	-	-
Salary Multiple Pay-out	1,488,123	-	-
Bonus or Revenue One-time Pay-Out	510,486	-	-
Net Cash Value of Options	1,271,003	-	-

Total	$5,312,300	$82,950	$2,042,688

Roger Almond, Chief Financial Officer

In the event that Mr. Almond is terminated as a result of a change in control (defined below), he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and his salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one-half of one percent of the Company’s consolidated gross revenues for the previous twelve (12) months (the “Change of Control Termination Payment”).

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated or a change of control occurred on June 30, 2015, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$175,000	$29,167	$175,000
Health related benefits	18,708	-	18,708
Bonus	-	-	-
Salary Multiple Pay-out	384,015	-	-
Bonus or Revenue One-time Pay-Out	255,243	-	-
Net Cash Value of Options	-	-	-

Total	$832,966	$29,167	$193,708

Patti L. W. McGlasson, Senior V.P. of Legal and Corporate Affairs, Secretary and General Counsel

In the event that Ms. McGlasson is terminated as a result of a change in control (defined below), she is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and her salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one-half of one percent of the Company’s consolidated gross revenues for the previous twelve (12) months (the “Change of Control Termination Payment”).

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2015, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$360,360	$30,030	$360,360
Health related benefits	25,512	-	25,512
Bonus	-	-	-
Salary Multiple Pay-out	538,738	-	-
Bonus or Revenue One-time Pay-Out	255,243	-	-
Net Cash Value of Options	-	-	-

Total	$1,179,853	$30,030	$385,872

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2015, other than Najeeb Ghauri, Naeem Ghauri and Asad Ghauri who are paid as part of their employment agreements with the Company or its subsidiaries and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARES AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	42,210	38,800	81,010
Shahid Javed Burki	49,245	38,800	88,045
Mark Caton	45,725	38,800	84,525
Jeffrey M. Bilbrey	35,175	38,800	73,975

(1)	During the fiscal year ended June 30, 2015, 41,726 shares were issued to independent directors out of which 1,726 were related to fiscal year 2014.

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2015.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$140,700
Chairperson for Audit Committee	14,070
Chairperson for Compensation Committee	10,550
Chairperson for Nominating and Corporate Governance Committee	7,035
$172,355

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert, Mr. Burki and Mr. Bilbrey. There were no other members of the committee during the fiscal year ended June 30, 2015. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2015, or at any other relevant time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

In July 2013, our shareholders approved the 2013 Equity incentive plan. This plan authorizes up to 1,250,000 grants and/or options of common stock of which 931,995 have been granted. The grant prices range between $2.90 and $10.68.

In May 2015, our shareholders approved the 2015 Equity incentive plan. This plan authorizes up to 1,250,000 grants and/or options of common stock of which nil have been granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 10, 2015, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner		Beneficially Owned	Percentage
Najeeb Ghauri	(3)	753,294	6.81%
Naeem Ghauri	(3)	479,315	4.44%
Eugen Beckert	(3)	36,288	*
Jeffery Bilbrey	(3)	11,428	*
Shahid Javed Burki	(3)	75,500	*
Mark Caton	(3)	35,636	*
Asad Ghauri	(3)	62,500	*
Patti McGlasson	(3)	49,550	*
Roger Almond	(3)	11,667	*
All officers and directors as a group (ten persons)		1,515,178	13.98%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 4, 2015, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes shares issuable upon exercise of options exercisable within 60 days, as follows: Mr. Najeeb Ghauri, 85,000; Mr. Naeem Ghauri, 75,962; Mr. Eugen Beckert, 10,000; Mr. Shahid Burki, 10,000; and Ms. Patti McGlasson, 2,000.

(3) Address c/o NetSol Technologies, Inc. at 24025 Park Sorrento, Suite 410, Calabasas, CA 91302.

(4) Shares issued and outstanding as of September 4, 2015 were 10,312,326.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In July 2014, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees. This compensation is discussed in the sections entitled “Directors’ Compensation” beginning on page 37. See the discussion of Director Independence beginning on page 24.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2015 and June 30, 2014. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2015 was $250,000 and for the year ended June 30, 2014 was $255,000.

Tax Fees

Tax fees for fiscal year 2015 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2014. Tax fees for fiscal year 2014 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2013.

All Other Fees

No other fees were paid to Kabani & Co. during the fiscal year 2015 and 2014.

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

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1

Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997,incorporated by reference as Exhibit 3.1 to NetSol’s Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997.*

3.2	Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference as Exhibit 3.2 to NetSol’s Annual Report for the fiscal year ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*

3.3	Amendment to the Articles of Incorporation of NetSol International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report on Form 10-KSB/A filed on February 2, 2001.*

3.4	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated August 20, 2003 filed as Exhibit A to NetSol’s Definitive Proxy Statement filed June 27, 2003.*

3.5	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated March 14, 2005 filed as Exhibit 3.0 to NetSol’s quarterly report filed on Form 10-QSB for the period ended March 31, 2005.*

3.6	Amendment to the Articles of Incorporation dated October 18, 2006 filed as Exhibit 3.5 to NetSol’s Annual Report for the fiscal year ended June 30, 2007 on Form 10-KSB.*

3.7	Amendment to Articles of Incorporation dated May 12, 2008*

3.8	Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.*

3.9	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol’s Registration Statement filed on Form S-8 filed on March 27, 2002.*

4.1	Form of Common Stock Certificate*

4.2	Form of Warrant*.

4.3	Form of Series A 7% Cumulative Preferred Stock filed as Annex E to NetSol’s Definitive Proxy Statement filed September 18, 2006*.

10.1	Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company’s Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*

10.2	Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol’s Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997*

10.3	Company 2003 Incentive and Nonstatutory incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed February 6, 2004.*

10.4	Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol’s Registration Statement on Form S-8 filed on March 27, 2002.*

10.5	Company 2008 Equity Incentive Plan incorporated by reference as Annex A to NetSol’s Definitive Proxy Statement filed May 28, 2008.*

10.6	Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on May 8, 2006.*

10.7	Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006 incorporated by reference as Exhibit 10.20 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*

10.8	Employment Agreement by and between the Company and Najeeb Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.9	Employment Agreement by and between the Company and Naeem Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.10	10.15 Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2007.*

10.11	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2007. *

10.12	Tenancy Agreement by and between NetSol Technologies, Ltd. and Beijing Lucky Goldstar Building Development Co. Ltd. dated June 26, 2007 filed as Exhibit 10.21 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.13	Company 2005 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on March 3, 2006.*

10.14	Company 2004 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on February 7, 2005.*

10.15	Rent Agreement by and between Mr. Tahir Mehmood Khan and NetSol Technologies Ltd. Dated January 21, 2008. *

10.16	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *

10.17	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010.*

10.18	Office Lease by and between NetSol Technologies North America, Inc. and Legacy Partners I Alameda Mariner Loop, LLC dated November 27, 2009.*

10.19	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010.*

10.20	Employment Agreement by and between Company and Boo-Ali Siddiqui dated effective April 1, 2010.*

10.21	Amendment to Employment Agreement between NetSol Technologies, Inc. and Najeeb Ghauri dated effective July 25, 2013.*

10.22	Amendment to Employment Agreement between NetSol Technologies, Inc. and Boo-Ali Siddiqui dated effective July 25, 2013.*

10.23	Amendment to Employment Agreement between NetSol Technologies, Inc. and Patti L.W. McGlasson dated effective July 25, 2013.*

10.24	Restated Charter of the Compensation Committee dated effective September 10, 2013*

10.25	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013.*

10.26	Restated Charter of the Audit Committee dated effective September 10, 2013*

10.27	Restated Code of Business Conduct & Ethics dated effective September 10, 2013*

10.28	Consulting Agreement between Roger Almond and NetSol Technologies, Inc. dated September 9, 2013.*

10.29	Amendment to Consulting Agreement between Roger Almond and NetSol Technologies, Inc. dated September 9, 2014(1)*

10.30

Fourth amendment to Employment Agreement between NetSol Technologies, Inc. and Najeeb Ghauri dated effective June 30,2014 incorporated by reference as exhibit 10.38 to the Current Report filed on Form 8-K on July 3, 2014.*

10.31

Third amendment to Employment Agreement between NetSol Technologies, Inc. and Patti L. W. McGlasson dated effective June 30,2014 incorporated by reference as exhibit 10.40 to the Current Report filed on Form 8-K on July 3, 2014.*

10.32

Employment Agreement between NetSol Technologies, Inc. and Roger K. Almond dated effective March 1, 2015, incorporated by reference as exhibit 10.46 to the Current Report filed on form 8-K on March 3, 2015.*

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

NetSol Technologies, Inc.

Date: September 15, 2015	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 15, 2015	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 15, 2015	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 15, 2015	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date: September 15, 2015	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
Director

Date: September 15, 2015	BY:	/S/ ASAD GHAURI
Asad Ghauri
Director

Date: September 15, 2015	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 15, 2015	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 15, 2015	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 15, 2015	BY:	/S/ JEFFREY BILBREY
Jeffrey Bilbrey
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetSol Technologies, Inc. and subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2015 and 2014 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, CA
September 15, 2015

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30,

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$14,168,957	$11,462,695
Restricted cash	90,000	2,528,844
Accounts receivable, net of allowance of 524,565 and 1,088,172	6,480,344	5,219,275
Accounts receivable, net - related party	3,491,899	2,416,500
Revenues in excess of billings	5,267,275	2,377,367
Other current assets	2,012,190	2,857,879
Total current assets	31,510,665	26,862,560
Property and equipment, net	25,119,634	29,721,128
Intangible assets, net	22,815,467	28,803,018
Goodwill	9,516,568	9,516,568
Total assets	$88,962,334	$94,903,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,952,561	$5,234,887
Current portion of loans and obligations under capitalized leases	3,896,353	5,791,258
Unearned revenues	4,897,327	3,239,852
Common stock to be issued	88,324	347,518
Total current liabilities	14,834,565	14,613,515
Long term loans and obligations under capitalized leases; less current maturities	487,492	1,532,080
Total liabilities	15,322,057	16,145,595
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,307,826 shares issued and 10,280,547 outstanding as of June 30, 2015 and 9,150,889 shares issued and 9,123,610 outstanding as of June 30, 2014	103,078	91,509
Additional paid-in-capital	119,209,807	115,394,097
Treasury stock (27,279 shares)	(415,425)	(415,425)
Accumulated deficit	(40,726,121)	(35,177,303)
Stock subscription receivable	(1,204,603)	(2,280,488)
Other comprehensive loss	(17,167,100)	(14,979,223)
Total NetSol stockholders’ equity	59,799,636	62,633,167
Non-controlling interest	13,840,641	16,124,512
Total stockholders’ equity	73,640,277	78,757,679
Total liabilities and stockholders’ equity	$88,962,334	$94,903,274

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended June 30,

	2015	2014
Net Revenues:
License fees	$6,328,989	$5,433,053
Maintenance fees	12,196,073	10,034,681
Services	24,827,822	15,230,708
Maintenance fees - related party	395,951	492,535
Services - related party	7,299,743	5,193,826
Total net revenues	51,048,578	36,384,803

Cost of revenues:
Salaries and consultants	19,289,536	15,621,806
Travel	2,374,864	1,705,554
Depreciation and amortization	8,336,857	6,844,588
Other	3,020,107	3,548,392
Total cost of revenues	33,021,364	27,720,340

Gross profit	18,027,214	8,664,463

Operating expenses:
Selling and marketing	6,092,530	4,572,108
Depreciation and amortization	2,006,957	1,886,148
General and administrative	14,778,641	15,046,328
Research and development cost	314,892	249,712
Total operating expenses	23,193,020	21,754,296

Loss from operations	(5,165,806)	(13,089,833)

Other income and (expenses)
Loss on sale of assets	(64,598)	(229,805)
Interest expense	(166,962)	(255,677)
Interest income	331,432	261,251
Gain (loss) on foreign currency exchange transactions	(453,770)	50,777
Share of net loss from equity investment	-	(545,483)
Other income	684,030	50,578
Total other income (expenses)	330,132	(668,359)

Net loss before income taxes	(4,835,674)	(13,758,192)
Income tax provision	(413,498)	(338,282)
Net loss from continuing operations	(5,249,172)	(14,096,474)
Income from discontinued operations	-	1,158,752
Net loss	(5,249,172)	(12,937,722)
Non-controlling interest	(299,646)	1,581,675
Net loss attributable to NetSol	$(5,548,818)	$(11,356,047)

Amount attributable to NetSol common shareholders:
Loss from continuing operations	$(5,548,818)	$(12,514,799)
Income from discontinued operations	-	1,158,752
Net loss	$(5,548,818)	$(11,356,047)

Net loss per share:
Net loss per share from continuing operations:
Basic	$(0.57)	$(1.38)
Diluted	$(0.57)	$(1.38)

Net income per share from discontinued operations:
Basic	$-	$0.13
Diluted	$-	$0.13

Net loss per common share
Basic	$(0.57)	$(1.25)
Diluted	$(0.57)	$(1.25)

Weighted average number of shares outstanding
Basic	9,728,122	9,063,345
Diluted	9,728,122	9,063,345

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended June 30,

	For the Year
	Ended June 30,
	2015	2014

Net loss	$(5,548,818)	$(11,356,047)
Other comprehensive income (loss):
Translation adjustment	(3,239,086)	1,129,441
Comprehensive income (loss)	(8,787,904)	(10,226,606)
Comprehensive income (loss) attributable to non-controlling interest	(1,051,209)	394,552
Comprehensive income (loss) attributable to NetSol	$(7,736,695)	$(10,621,158)

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended June 30, 2015 and 2014

			Additional			Stock		Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Subscriptions	Shares to	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2013	8,929,523	$89,295	$114,292,510	$(415,425)	$(23,821,256)	$(2,280,488)	$-	$(15,714,112)	$17,271,263	89,421,787
Exercise of common stock options	112,793	1,129	708,306	-	-	-	-	-	-	709,435
Exercise of subsidiary common stock options	-	-	(823,048)	-	-	-	-	-	1,179,077	356,029
Common stock issued for:
Services	81,573	815	816,602	-	-	-	259,193	-	-	1,076,610
Common stock issued for:
accounts payable	27,000	270	209,790	-	-	-	-	-	-	210,060
Equity component shown as current liability at
June 30, 2013	-	-	-	-	-	-	88,325	-	-	88,325
June 30, 2014	-	-	-	-	-	-	(347,518)	-	-	(347,518)
Fair value of options issued	-	-	189,937	-	-	-	-	-	-	189,937
Acquisition of non controlling interest in subsidiary	-	-	-	-	-	-	-	-	(95,254)	(95,254)
Dividend to non controlling interest	-	-	-	-	-	-	-	-	(1,008,543)	(1,008,543)
Adjustment of financing cost	-	-		-	-	-	-	-	-	-
Sale of subsidiary									(34,908)	(34,908)
Foreign currency translation adjustment	-	-	-	-	-	-	-	734,889	394,552	1,129,441
Net loss for the year	-	-	-	-	(11,356,047)	-	-		(1,581,675)	(12,937,722)
Balance at June 30, 2014	9,150,889	$91,509	$115,394,097	$(415,425)	$(35,177,303)	$(2,280,488)	$-	$(14,979,223)	$16,124,512	$78,757,679

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended June 30, 2015 and 2014

			Additional			Stock		Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Subscriptions	Shares to	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2014	9,150,889	$91,509	$115,394,097	$(415,425)	$(35,177,303)	$(2,280,488)	$-	$(14,979,223)	$16,124,512	78,757,679
Exercise of common stock options	49,329	493	190,907	-	-	-	-	-	-	191,400
Exercise of subsidiary common stock options	-	-	(16,079)	-	-	-	-	-	28,264	12,185
Common stock issued for:
Cash	743,107	7,430	2,352,100	-	-	(64,931)		-	-	2,294,599
Services	364,501	3,646	1,472,062	-	-	158,635	(259,194)	-	-	1,375,149
Equity component shown as current liability at
June 30, 2014	-	-	-	-	-	-	347,518	-	-	347,518
June 30, 2015	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Fair value of options issued	-	-	622,488	-	-	-	-	-	-	622,488
Acquisition of non controlling interest in subsidiary	-	-	176,413	-	-	-	-	-	(753,635)	(577,222)
Dividend to non controlling interest	-	-	-	-	-	-	-	-	(806,937)	(806,937)
Adjustment in subscription receivable	-	-	(982,181)	-	-	982,181	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(2,187,877)	(1,051,209)	(3,239,086)
Net loss for the year	-	-	-	-	(5,548,818)	-	-		299,646	(5,249,172)
Balance at June 30, 2015	10,307,826	$103,078	$119,209,807	$(415,425)	$(40,726,121)	$(1,204,603)	$-	$(17,167,100)	$13,840,641	$73,640,277

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2015	2014
Cash flows from operating activities:
Net loss	$(5,249,172)	$(12,937,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,343,814	8,730,736
Provision for bad debts	(434,928)	1,023,796
Share of net loss from investment under equity method	-	545,483
Loss on sale of assets	64,598	229,805
Gain on sale of subsidiary	-	(1,870,871)
Stock issued for services	1,375,149	1,076,610
Fair market value of warrants and stock options granted	622,488	189,937
Impairment of goodwill	-	136,762
Changes in operating assets and liabilities:
Accounts receivable	(871,959)	7,094,977
Accounts receivable - related party	(1,179,931)	(309,773)
Revenues in excess of billing	(3,013,730)	12,825,849
Other current assets	580,618	216,357
Accounts payable and accrued expenses	726,700	1,060,832
Unearned revenue	2,114,635	622,124
Net cash provided by operating activities	5,078,282	18,634,902

Cash flows from investing activities:
Purchases of property and equipment	(3,558,712)	(13,236,136)
Sales of property and equipment	1,102,615	88,641
Sale of subsidiary	-	1,810,700
Purchase of non-controlling interest in subsidiaries	(577,222)	(17,852)
Increase in intangible assets	-	(3,385,151)
Net cash used in investing activities	(3,033,319)	(14,739,798)

Cash flows from financing activities:
Proceeds from sale of common stock	2,294,599	-
Proceeds from the exercise of stock options and warrants	191,400	709,435
Proceeds from exercise of subsidiary options	12,185	356,029
Restricted cash	2,438,844	(653,607)
Dividend paid by subsidiary to Non controlling interest	(806,937)	(1,008,543)
Proceeds from bank loans	1,410,313	3,244,382
Payments on capital lease obligations and loans - net	(4,079,174)	(2,880,840)
Net cash provided by (used in) financing activities	1,461,230	(233,144)
Effect of exchange rate changes	(799,931)	(73,583)
Net increase in cash and cash equivalents	2,706,262	3,588,377
Cash and cash equivalents, beginning of the period	11,462,695	7,874,318
Cash and cash equivalents, end of period	$14,168,957	$11,462,695

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	For the Year
	Ended June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$162,904	$325,691
Taxes	$503,924	$402,482

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for the payment of vendors	$-	$210,060

Adjustment of uncollectable subscription receivable with additional paid in capital	$982,181	$-

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

NetSol Technologies, Inc. and subsidiaries (collectively, the “Company”), formerly known as NetSol International, Inc. and Mirage Holdings, Inc., was incorporated under the laws of the State of Nevada on March 18, 1997. During November 1998, Mirage Collections, Inc., a wholly owned and non-operating subsidiary, was dissolved.

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile finance and leasing, banking, healthcare, and financial services industries worldwide. The Company also provides system integration, consulting, IT products and services in exchange for fees from customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company as follows:

Wholly-owned Subsidiaries

NetSol Technologies Americas, Inc. (“NTA”)

NetSol Technologies Limited (“NetSol UK”)

NetSol Technologies Australia Pty Limited (“NetSol Australia”)

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

Vroozi, Inc. (“Vroozi”) – discontinued on March 31, 2014

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

June 30, 2015 and 2014

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(E) Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of June 30, 2015 and 2014, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $8,969,443 and $8,399,136, respectively. The Company has not experienced any losses in such accounts.

The Company’s operations are carried out globally. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments of each country and by the general state of the country’s economy. The Company’s operations in each foreign country are subject to specific considerations and significant risks not typically associated with companies in economically developed nations. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Also, due to the current economic conditions in China and challenges being faced by the Chinese economy, the Company may face a risk of reduction in future revenue growth and non collection of receivables from the customers in China.

(F) Restricted Cash

The Company has certificates of deposits (“CDs”) in various configurations and maturity dates with Habib American Bank. A portion of these CDs are restricted as collateral to secure outstanding balances on an existing line of credit, and become unrestricted to the extent that they are not required for collateralization purposes. As of June 30, 2015 and 2014, the outstanding balance on the line of credit was $nil and $1,990,984, respectively, with a corresponding restriction to the CDs balances. The line of credit had a maximum available balance of $2,000,000.

In addition, the Company has placed $90,000 in a savings account with HSBC as collateral against a standby letter of credit issued by the bank in favor of the landlord for office space.

One of the Company’s subsidiary also has certificates of deposits with Habib American Bank. These CDs are restricted as collateral to secure outstanding balances on an existing line of credit, and become unrestricted to the extent that they are not required for collateralization purposes. As of June 30, 2015 and 2014, the outstanding balance on the line of credit was $nil and $447,860, respectively, with a corresponding restriction to the CDs balances. The line of credit had a maximum available balance of $500,000.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(G) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2015 and 2014, the Company had recorded allowance for doubtful accounts of $524,565 and $1,088,172, respectively.

(H) Revenues in Excess of Billings

Revenues in excess of billings represent the total of the project to be billed to the customer over the revenues recognized per US GAAP. As the customers are billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.”

(I) Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using various methods over the estimated useful lives of the assets, ranging from three to twenty years. Following is the summery of estimated useful lives of the assets:

Category	Estimated Useful Life

Computer Equipment	3 to 5 Years
Office furniture and equipment:	5 to 10 Years
Building	20 Years
Autos	5 Years
Assets under capital leases	3 to 10 Years
Improvements	5 to 10 Years

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

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

June 30, 2015 and 2014

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

(Q) Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $4,897,327 and $3,239,852 as of June 30, 2015 and 2014, respectively.

(R) Cost of Revenues

Cost of revenues includes salaries and benefits for technical employees, consultant costs, amortization of capitalized computer software development costs, depreciation of computer and equipment, travel costs, and indirect costs such as rent and insurance.

(S) Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2015 and 2014 were $250,801 and $237,391, respectively.

(T) Share-Based Compensation

The Company records stock compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure compensation cost for stock employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

(V) Foreign Currency Translation

The Company transacts business in various foreign currencies. The accounts of NetSol UK, NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use Pakistan Rupees; NTPK Thailand and NetSol Thai use Thai Baht; NetSol Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiaries, NTA and Vroozi, use the U.S. dollar as the functional currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are recorded to other comprehensive income. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheets were $17,167,100 and $14,979,223 as of June 30, 2015 and 2014, respectively. During the years ended June 30, 2015 and 2014, comprehensive income (loss) in the consolidated statements of operations included NetSol’s share of translation loss of $2,187,877 and gain of $734,889, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

Net foreign exchange transaction gains (losses) included in non-operating income (expense) in the accompanying consolidated statements of operations were $(453,770) and $50,777 for the years ended June 30, 2015 and 2014, respectively.

(W) Statement of Cash Flows

The Company’s cash flows from operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

(X) Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries (see Note 17).

(Y) Reclassifications

Certain 2014 balances have been reclassified to conform to the 2015 presentation.

(Z) New Accounting Pronouncements

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

In May 2014, the (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the new revenue standard by one year, which will make it effective for the Company in the first quarter of its fiscal year ending June 30, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

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

As of June 30, 2015 and 2014, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Years
	Ended June 30,
	2015	2014

Stock Options	708,133	257,462
Warrants	163,124	163,124
	871,257	420,586

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 4 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group called NetSol-Innovation. NetSol-Innovation provides support services to the Innovation Group. During the years ended June 30, 2015 and 2014, NetSol Innovation provided services of $6,043,617 and $4,970,794, respectively. Accounts receivable at June 30, 2015 and 2014 were $3,226,733 and $2,232,610, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the year ended June 30, 2015 and 2014, NTE and VLS provided maintenance and services of $1,652,077 and $715,567, respectively. Accounts receivable at June 30, 2015 and 2014 were $265,166 and $183,890, respectively.

NOTE 5 – MAJOR CUSTOMERS

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries), which accounts for approximately 12.89% and 17.42% of revenue, and The Innovation Group accounts for approximately 11.84% and 13.66% of revenue for the fiscal years ended June 30, 2015 and 2014, respectively. Accounts receivable at June 30, 2015 for these companies were $446,754 and $3,226,733, respectively. Accounts receivable at June 30, 2014 for these companies were $1,900,270, and $2,232,610, respectively.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

		As of	As of
		June 30, 2015	June 30, 2014

Prepaid Expenses		$452,314	$450,451
Advance Income Tax		895,075	918,300
Employee Advances		36,816	46,730
Security Deposits		195,336	189,905
Tender Money Receivable		26,435	81,420
Other Receivables		322,647	645,397
Other Assets		83,567	430,508
Due From Related Party	(1)	-	95,168
Total		$2,012,190	$2,857,879

(1) Due from related party as of June 30, 2015 and 2014 is a receivable from Atheeb NetSol Saudi Company Limited.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	June 30, 2015	June 30, 2014

Office Furniture and Equipment	$3,104,375	$2,628,814
Computer Equipment	25,911,422	27,215,091
Assets Under Capital Leases	1,887,767	1,861,445
Building	8,743,130	6,259,290
Land	2,451,577	3,351,316
Capital Work In Progress	392,243	2,812,181
Autos	943,873	999,277
Improvements	204,779	533,102
Subtotal	43,639,166	45,660,516
Accumulated Depreciation	(18,519,532)	(15,939,388)
Property and Equipment, Net	$25,119,634	$29,721,128

For the years ended June 30, 2015 and 2014, depreciation expense totaled $5,671,155 and $5,035,922, respectively. Of these amounts, $3,888,122 and $3,276,222 are reflected as part of cost of revenues for the years ended June 30, 2015 and 2014, respectively.

The Company’s capital work in progress consists of ongoing enhancements to its facilities and infrastructure as necessary to meet the Company’s expected long-term growth needs. Accumulated capitalized interest was $nil and $664,614 as of June 30, 2015 and 2014, respectively.

Following is a summary of fixed assets held under capital leases as of June 30, 2015 and 2014, respectively:

	As of	As of
	June 30, 2015	June 30, 2014
Computers and Other Equipment	$590,625	$731,354
Furniture and Fixtures	414,023	280,184
Vehicles	883,119	849,907
Total	1,887,767	1,861,445
Less: Accumulated Depreciation - Net	(577,215)	(469,336)
	$1,310,552	$1,392,109

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Product Licenses	Customer Lists	Technology	Total
Intangible assets - June 30, 2013 - cost	$44,837,558	$6,052,378	$242,702	$51,132,638
Additions	3,385,151	-	-	3,385,151
Deletion	(591,216)			(591,216)
Effect of translation adjustment	1,000,875	-	-	1,000,875
Accumulated amortization	(20,050,310)	(5,940,633)	(133,487)	(26,124,430)
Net balance - June 30, 2014	$28,582,058	$111,745	$109,215	$28,803,018

Intangible Assets - June 30, 2014 - Cost	$48,632,368	$6,052,377	$242,702	$54,927,447
Additions	-	-	-	-
Effect of Translation Adjustment	(2,325,008)	-	-	(2,325,008)
Accumulated Amortization	(23,491,893)	(6,052,377)	(242,702)	(29,786,972)
Net Balance - June 30, 2015	$22,815,467	$-	$-	$22,815,467

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $22,815,467 will be amortized over the next 8.75 years. Amortization expense for the years ended June 30, 2015 and 2014 was $4,448,735 and $3,568,366, respectively.

The Company determined to discontinue marketing three products during the fiscal year ended June 30, 2015 and fully amortized the products as of June 30, 2015. The amount of amortization related to these three products was $1,184,959 and is recorded under cost of revenues as depreciation and amortization expense in the accompanying consolidated statements of operations.

(B) Customer Lists

Customer lists were being amortized on a straight-line basis over five years, which approximates the anticipated rate of attrition. Amortization expense for the years ended June 30, 2015 and 2014 was $113,243 and $75,578, respectively.

(C) Technology

Technology assets were being amortized on a straight-line basis over five years, which approximates the anticipated rate of attrition. Amortization expense for the years ended June 30, 2015 and 2014 was $110,681 and $50,870, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(D) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
June 30, 2016	$2,804,844
June 30, 2017	2,804,844
June 30, 2018	2,804,844
June 30, 2019	2,804,844
June 30, 2020	2,804,844
Thereafter	8,791,247
$22,815,467

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period businesses combinations. Goodwill was comprised of the following amounts:

	As of	As of
	June 30, 2015	June 30, 2014
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the year ended June 30, 2015. The Company recorded $136,762 as goodwill impairment for the year ended June 30, 2014.

NOTE 10 – INVESTMENT UNDER EQUITY METHOD

On April 10, 2009, the Company entered into an agreement to form a joint venture with the Atheeb Trading Company, a member of the Atheeb Group (“Atheeb”). The joint venture entity Atheeb NetSol Saudi Company Ltd. (“Atheeb NetSol”) is a company organized under the laws of the Kingdom of Saudi Arabia. The venture was formed with an initial capital contribution of $268,000 by the Company and $266,930 by Atheeb with a profit sharing ratio of 50.1:49.9, respectively. The final formation of the company was completed on March 7, 2010. The Company had no control over the operational and financial matters of Atheeb NetSol; therefore, it was considered as an associated company and accounted for under the equity method. Due to change in foreign laws and losses the Company has withdrawn from the joint venture. As a result, the net value of the investment in the accompanying financial statements as of June 30, 2015 & 2014 was $Nil.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	June 30, 2015	June 30, 2014

Accounts Payable	$1,514,841	$1,642,325
Accrued Liabilities	3,978,435	2,956,686
Accrued Payroll	8,974	44,185
Accrued Payroll Taxes	282,572	261,261
Interest Payable	41,556	61,555
Taxes Payable	22,957	165,649
Other Payable	103,226	103,226
Total	$5,952,561	$5,234,887

NOTE 12 – DEBTS

Notes and leases payable consisted of the following:

		As of June 30, 2015
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$79,872	$79,872	$-
Habib Bank Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
HSBC Loan	(4)	447,161	322,349	124,812
Term Finance Facility	(5)	-	-	-
Loan Payable Bank	(6)	2,892,961	2,892,961	-
Loan From Related Party	(7)	129,979	129,979	-
		3,549,973	3,425,161	124,812
Subsidiary Capital Leases	(8)	833,872	471,192	362,680
		$4,383,845	$3,896,353	$487,492

		As of June 30, 2014
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$54,547	$54,547	$-
Habib Bank Line of Credit	(2)	2,438,844	2,438,844	-
Bank Overdraft Facility	(3)	-	-	-
HSBC Loan	(4)	835,899	346,138	489,761
Term Finance Facility	(5)	632,527	253,011	379,516
Loan Payable Bank	(6)	2,024,087	2,024,087	-
Loan From Related Party	(7)	322,600.00	194,740.00	127,860.00
		6,308,504	5,311,367	997,137
Subsidiary Capital Leases	(8)	1,014,834	479,891	534,943
		$7,323,338	$5,791,258	$1,532,080

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.49% and 0.55% as of June 30, 2015 and 2014, respectively.

(2) In April 2008, the Company entered into an agreement with Habib American Bank to secure a line of credit to be collateralized by certificates of deposit held at the bank. The interest rate on this line of credit is variable and was 1.5% as of June 30, 2015 and 2014, respectively. In June 2012, the Company’s subsidiary, NTA, entered into an agreement with Habib American Bank to secure a line of credit up to $500,000 to be collateralized by certificates of deposit of the same value held at the bank. The interest rate on this line of credit is variable and was 1.9% as of June 30, 2015 and 2014, respectively. Combined interest expense for the years ended June 30, 2015 and 2014 was $8,658 and $35,764, respectively.

(3) During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $471,550. The annual interest rate was 4.75% as of June 30, 2015 and 2014, respectively.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2015, NTE was in compliance with this covenant.

(4) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of a controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,571,833 for a period of 5 years with monthly payments of £18,420, or approximately $28,953. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the years ended June 30, 2015 and 2014 was $47,255 and $70,667, respectively.

This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. As of June 30, 2015, NTE was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, entered into two different term finance facilities from Askari Bank to finance the construction of a new building. The total aggregate amount of these facilities is Rs. 112,500,000, or approximately $1,084,860 (secured by the first charge of Rs. 580 million or approximately $5.59 million over the land, building and equipment of NetSol PK). The interest rate was 9.79% and 12.39% as of June 30, 2015 and 2014, respectively, which is 2.75% above the six-month Karachi Inter Bank Offering Rate. During the year ended June 30, 2015, NetSol PK paid off the complete liability against this financing.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(6) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 300,000,000 or $2,892,961. The interest rate for the loans was 7.5% and 9.4% at June 30, 2015 and 2014, respectively. Interest expense for the year ended June 30, 2015 and 2014 was $146,264 and $169,795, respectively.

Both term and export refinance facilities from Askari Bank Limited amounting to Rupees 300 million ($2.89 million) require NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2015, NetSol PK was in compliance with this covenant.

(7) In October 2013, the Company’s subsidiary, NTE, entered into a loan agreement with Investec, a related party, to finance VLS. The loan amount was £100,000, or approximately $157,183, for a period of 1 year with monthly payments of £8,676, or approximately $13,637. The interest rate was 4.1%. As of June 30, 2015, NTE has paid the loan in full.

In March 2014, the Company’s subsidiary, VLS, entered into a loan agreement with Investec. The loan amount was £150,000, or approximately $235,775, for a period of two years with annual payments of £75,000, or approximately $117,887. The interest rate was 3.13%. As of June 30, 2015, VLS has used this facility up to $129,979 including interest due, and was shown as a current maturity.

The following table represents future payments of loans described in the above sub notes 1 to 7

As of
June 30, 2015
Loan Payments
Due FYE 6/30/16	$3,425,161
Due FYE 6/30/17	124,812
Total Loan Payments	3,549,973
Less: Current portion	(3,425,161)
Non-Current portion	$124,812

(8) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2015 and 2014.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

Following is the aggregate minimum future lease payments under capital leases for the year ended June 30, 2015:

Amount
Minimum Lease Payments
Due FYE 6/30/16	$531,827
Due FYE 6/30/17	307,563
Due FYE 6/30/18	76,621
Total Minimum Lease Payments	916,011
Interest Expense relating to future periods	(82,139)
Present Value of minimum lease payments	833,872
Less: Current portion	(471,192)
Non-Current portion	$362,680

NOTE 13 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2015	2014
US operations	$(3,621,392)	$(3,478,331)
Foreign operations	(1,214,282)	(10,279,861)
	$(4,835,674)	$(13,758,192)

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2015	2014
Current:
Federal	$-	$-
State and Local	-	-
Foreign	413,498	338,282

Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$-	$338,282

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2015		2014
Income tax (benefit) provision at statutory rate	$(1,692,486)	35.0%	$(4,677,785)	34.0%
State income (benefit) taxes, net of federal tax benefit	(278,051)	5.7%	(67,583)	0.5%
Foreign earnings taxed at different rates	1,655,514	-34.2%	2,223,746	-16.2%
Change in valuation allowance for deferred tax assets	843,390	-17.4%	2,584,235	-18.8%
Share of net (income) loss in equity method investee	-	0.0%	217,266	-1.6%
Other	(114,869)	2.38%	58,403	-0.4%
Provision for income taxes	$413,498	-8.6%	$338,282	-2.5%

Deferred income tax assets and liabilities as of June 30, 2015 and 2014 consist of tax effects of temporary differences related to the following:

	Years Ended June 30,
	2015	2014
Net operating loss carry forwards	$14,527,578	$13,947,156
Other	479,674	216,706
Net deferred tax assets	15,007,252	14,163,862
Valuation allowance for deferred tax assets	(15,007,252)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by $843,390 for the year ended June 30, 2015 mainly due to adjusting the Company’s net operating loss carry forwards for the current year operating loss.

At June 30, 2015, federal and state net operating loss carry forwards in the United States of America were $36,374,907 and $6,414,294, respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. Net operating losses related to foreign entities were $5,018,966 at June 30, 2015.

As of June 30, 2015, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2015 and 2014

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2012 through 2014. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $28,046,265 as of June 30, 2015. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

Income from the export of computer software and its related services developed in Pakistan is exempt from tax through June 30, 2016.

NOTE 14 – STOCKHOLDERS’ EQUITY

During the years ended June 30, 2015 and 2014, the Company issued 152,500 and 65,000 restricted shares of common stock, respectively, for services rendered by officers of the Company. These shares were valued at the fair market value of $699,000 and $663,350, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2015 and 2014, the Company issued 41,726 and 5,173 restricted shares of common stock, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $173,633 and $55,249, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2015 and 2014, the Company issued 170,275 and 9,000 restricted shares of common stock, respectively, to employees pursuant to the terms of their employment agreements. These shares were valued at the fair market value of $603,075 and $81,394, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2014, the Company issued 2,400 restricted shares of common stock for services performed by unrelated consultants. These shares were valued at the fair market value of $17,424, respectively, and recorded as general and administrative costs in the accompanying consolidated financial statements.

During the year ended June 30, 2014, the Company issued 27,000 shares of its common stock for the settlement of a payable to a related party valued at $210,060.

During the year ended June 30, 2015, the Company received $2,359,530 pursuant to a stock purchase agreement for the purchase of 743,107 restricted shares of common stock at price ranging from $2.85 to $4.46 per share.

During the year ended June 30, 2015, the Company received $191,400 pursuant to a stock option agreement for the exercise of 49,329 restricted shares of common stock at price of $3.88 per share.

During the year ended June 30, 2015, the Company determined that certain subscription receivables related to stock issuances in previous years were deemed uncollectible and reduced the subscription receivable account $982,181 with a corresponding entry to additional-paid-in-capital.

During the year ended June 30, 2015, the Company determined that certain subscription receivables related to the exercise of stock options were deemed uncollectible and reduced the subscription receivable account by $158,635 with a corresponding entry to compensation expense.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

In May 2015, the shareholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) which provides for the grant of equity-based awards, including options, stock appreciation rights, restricted stock awards or performance share awards or any other right or interest relating to shares or cash, to eligible participants. The aggregate number of shares reserved and available for award under the 2015 Plan was 1,250,000. The 2015 Plan contemplates the issuance of common stock upon exercise of options or other awards granted to eligible persons under the 2015 Plan. Shares issued under the 2015 Plan may be both authorized and unissued shares or previously issued shares acquired by the Company. Upon termination or expiration of an unexercised option, stock appreciation right or other stock-based award under the 2015 Plan, in whole or in part, the number of shares of common stock subject to such award again becomes available for grant under the 2015 Plan. Any shares of restricted stock forfeited as described below will become available for grant. The maximum number of shares that may be granted to any one participant in any calendar year may not exceed 50,000 shares. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

Options granted under the 2015 Plan are not generally transferable and must be exercised within 10 years, subject to earlier termination upon termination of the option holder’s employment, but in no event later than the expiration of the option’s term. The exercise price of each option may not be less than the fair market value of a share of the Company’s common stock on the date of grant (except in connection with the assumption or substitution for another option in a manner qualifying under Section 424(a) of the Internal Revenue Code of 1986, as amended. Incentive stock options granted to any participant who owns 10% or more of the Company’s outstanding common stock (a “Ten Percent Shareholder”) must have an exercise price equal to or exceeding 110% of the fair market value of a share of our common stock on the date of the grant and must not be exercisable for longer than five years. Options become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Committee. The maximum term of any option granted under the 2015 Plan is ten years, provided that an incentive stock option granted to a Ten Percent Shareholder must have a term not exceeding five years.

Under the 2015 Plan, a participant may also be awarded a “performance award,” which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make “deferred share” awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a “stock appreciation right” under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make “restricted stock” awards under the 2015 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2015, no shares were issued under this plan to non-officer employees.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

A summary of option and warrant activity for the years ended June 30, 2015 and 2014 is presented below:

	# of shares	Weighted Ave Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

OPTIONS:
Outstanding and exercisable, June 30, 2013	311,462	$15.65	3.3	$523,125
Granted	612,793	$4.32
Exercised	(112,793)	$6.29
Expired / Cancelled	(54,000)	$32.92
Outstanding June 30, 2014	757,462	$6.65	2.2	$-
Granted	-	-
Exercised	(49,329)	$3.88
Expired / Cancelled	-	-
Outstanding and exercisable, June 30, 2015	708,133	$6.84	1.22	$572,352

WARRANTS:
Outstanding and exercisable, June 30, 2013	163,124	$7.29	3.19	$451,519
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, June 30, 2014	163,124	$7.29	2.2	$-
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, June 30, 2015	163,124	$7.29	1.22	$-

The following table summarizes information about stock options and warrants outstanding and exercisable at June 30, 2015:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$0.10 - $9.90	634,133	1.27	$4.84
$10.00 - $19.90	14,000	0.63	$18.18
$20.00 - $29.90	60,000	0.84	$25.33
Totals	708,133	1.22	$6.84

WARRANTS:
$5.00 - $7.50	163,124	1.22	$7.29
Totals	163,124	1.22	$7.29

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted during the years ended June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Risk-free interest rate	-	0.05% - 0.47%
Expected life	-	1 month - 10 years
Expected volatility	-	17.5% - 57.88%
Expected dividend	-	0%

The weighted average grant-date fair value for the options granted during the year ended June 30, 2014, was $1.32.

The Company recorded compensation expense of $622,490 and $189,937 for the years ended June 30, 2015 and 2014, respectively.

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2013	-	-
Granted	337,899	$5.78
Vested	(105,899)	$10.00
Unvested, June 30, 2014	232,000	$3.88
Granted	113,275	$3.26
Vested	(338,608)	$3.60
Unvested, June 30, 2015	6,667	$6.00

For the years ended June 30, 2015 and 2014, the Company recorded compensation expense of $1,475,707 and $1,059,186, respectively. The compensation expense related to the unvested stock grants as of June 30, 2015 was $40,000 which will be recognized over the weighted average period of 1 year.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

(A) Non-cancellable operating leases

●	The Company’s headquarters is located in Calabasas California with approximately 7,210 rentable square feet for $22,456 per month. The term of the lease is for five years and five months and expires August 31, 2017. A $23,821 security deposit is included in other current assets in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

●	The Australia lease is a two-year lease that expires in March 2016 with a monthly rent of approximately $8,437.

●	The Beijing lease is a three-year lease that expires in January 2017 with a monthly rent of approximately $13,725.

●	The Bangkok lease is a three years lease expiring in November 2016 with monthly rent of approximately $8,887.

●	The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2021 with an annual rent of approximately $110,022.

●	VLS facilities, located in Chester, United Kingdom, are leased until July 2016 with an annual rent of approximately $33,401.

●	NTA facilities are located in Alameda, California with a monthly rent of $8,381. The Alameda lease expired in November 2014, which has been renewed through January 2018.

●	The NetSol Karachi office lease expires in November 2019 and currently is rented at the rate of approximately $7,714 per month.

Upon expiration of the leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $1,524,677 and $1,617,598 for the years ended June 30, 2015 and 2014, respectively.

The total annual lease commitment for the next five years is as follows:

FYE 6/30/16	$971,890
FYE 6/30/17	751,488
FYE 6/30/18	394,212
FYE 6/30/19	202,593
FYE 6/30/20	148,593

(B) Litigation

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and three of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed a consolidated complaint, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 premised on allegedly false and misleading statements regarding the Company’s next generation product, NFS Ascent, and whether it was truly available on a global basis when stated. After several successful motions by the Company, the Court granted the plaintiff a final opportunity to amend the complaint on a narrowed basis. The amended complaint was filed which contained a much narrowed class period from October 2013 to November 8, 2013, eliminated all but one of the individual defendants from the suit, and limited the scope of the alleged claims. The Company has filed an answer to this final amended complaint.

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

June 30, 2015 and 2014

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

The following table presents a summary of identifiable assets as of June 30, 2015 and 2014:

	As of	As of
	June 30, 2015	June 30, 2014
Identifiable assets:
Corporate headquarters	$4,896,334	$5,150,823
North America	7,162,846	7,406,631
Europe	6,631,945	6,169,265
Asia - Pacific	70,271,209	76,176,555
Consolidated	$88,962,334	$94,903,274

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

The following table presents a summary of operating information for the years ended June 30:

	2015	2014
Revenues from unaffiliated customers:
North America	$5,535,183	$4,729,908
Europe	5,707,127	5,813,744
Asia - Pacific	32,110,574	20,154,790
	43,352,884	30,698,442
Revenue from affiliated customers
Europe	1,652,077	715,567
Asia - Pacific	6,043,617	4,970,794
	7,695,694	5,686,361
Consolidated	$51,048,578	$36,384,803

Intercompany revenue
Europe	$302,812	$490,888
Asia - Pacific	4,620,426	3,680,292
Eliminated	$4,923,238	$4,171,180

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(4,306,400)	$(4,372,278)
North America	685,008	893,947
Europe	(767,103)	(2,078,631)
Asia - Pacific	(860,677)	(8,539,512)
Discontinued operation	-	1,158,752
Consolidated	$(5,249,172)	$(12,937,722)

Depreciation and amortization:
Corporate headquarters	$16,148	$47,932
North America	165,240	100,875
Europe	665,826	854,163
Asia - Pacific	9,496,600	7,727,766
Consolidated	$10,343,814	$8,730,736

Interest expense:
Corporate headquarters	$13,783	$34,461
North America	1,588	6,916
Europe	52,926	164,569
Asia - Pacific	98,665	49,731
Consolidated	$166,962	$255,677

Income tax expense:
Europe	$1,244	$7,298
Asia - Pacific	412,254	330,984
Consolidated	$413,498	$338,282

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

The following table presents a summary of capital expenditures for the years ended June 30:

	2015	2014
Capital expenditures:
Corporate headquarters	$3,439	$4,531
North America	47,497	16,387
Europe	140,870	523,189
Asia - Pacific	3,366,906	12,692,029
Consolidated	$3,558,712	$13,236,136

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30 2015 and 2014.

	June 30, 2015		June 30, 2014
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$15,119,518	$27,453	$9,924,993	$10,420
Thailand	4,842,577	123,097	3,833,442	612,189
USA	7,190,905	4,715,670	6,205,706	4,982,884
UK	10,641,565	4,075,864	8,745,813	4,689,185
Pakistan & India	1,868,090	48,457,329	1,278,860	57,717,521
Australia & New Zealand	2,672,265	37,303	1,960,661	28,515
Mexico	1,202,832	-	1,133,492	-
Indonesia	5,212,919	-	-	-
Other Countries	2,297,907	14,953.00	3,301,836	-
Total	$51,048,578	$57,451,669	$36,384,803	$68,040,714

Disclosed in the table below is the reconciliation of revenue from un-affiliated parties by each entity and country disclosed above for the years ended June 30 2015 and 2014.

	Revenues 2015
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	Other Countries

North America:	$5,535,183	$-	$-	$4,332,351	$-	$-	$-	$1,202,832	$-	$-
Europe:	7,375,527	-	-	-	7,094,304	-	-	-	-	281,223
Asia-Pacific:	38,137,868	15,119,518	4,842,577	2,858,554	3,547,261	1,868,090	2,672,265	-	5,212,919	2,016,684
Total	$51,048,578	$15,119,518	$4,842,577	$7,190,905	$10,641,565	$1,868,090	$2,672,265	$1,202,832	$5,212,919	$2,297,907

	Revenues 2014
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	Other Countries

North America:	$4,729,909	$-	$-	$3,596,417	$-	$-	$-	$1,133,492	$-	$-
Europe:	6,529,311	-	-	-	6,529,311	-	-	-	-	-
Asia-Pacific:	25,125,583	9,924,993	3,833,442	2,609,289	2,216,502	1,278,860	1,960,661	-	-	3,301,836
Total	$36,384,803	$9,924,993	$3,833,442	$6,205,706	$8,745,813	$1,278,860	$1,960,661	$1,133,492	$-	$3,301,836

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of June 30, 2015 and 2014 was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2015

NetSol PK	34.90%	$11,411,954
NetSol-Innovation	49.90%	2,035,548
VLS, VLHS & VLSIL Combined	49.00%	393,139
Total		$13,840,641

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2014

NetSol PK	36.62%	$14,317,233
NetSol-Innovation	49.90%	1,546,920
VLS, VLHS & VLSIL Combined	49.00%	260,359
Total		$16,124,512

NetSol PK

During the year ended June 30, 2015, employees of the NetSol PK exercised 76,500 options of common stock pursuant to employees exercising stock options and NetSol PK received cash $12,185. The Company purchased 1,580,000 shares of common stock of NetSol PK from the open market for $577,222, resulting in an overall decrease in non-controlling interest from 36.62% to 34.90%.

NetSol-Innovation

During the year ended June 30, 2015, NetSol-Innovation paid a cash dividend of $1,500,000.

