Form 10-Q
period 2015-09-30
NETSOL TECHNOLOGIES INC
filed 2015-11-12
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes [  ] No [X]

The issuer had 10,322,826 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of November 10, 2015.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2015	As of June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,075,324	$14,168,957
Restricted cash	90,000	90,000
Accounts receivable, net of allowance of 518,657 and 524,565	7,485,807	6,480,344
Accounts receivable, net - related party	4,409,186	3,491,899
Revenues in excess of billings	6,560,754	5,267,275
Other current assets	2,279,083	2,012,190
Total current assets	30,900,154	31,510,665
Property and equipment, net	24,053,908	25,119,634
Intangible assets, net	21,837,105	22,815,467
Goodwill	9,516,568	9,516,568
Total assets	$86,307,735	$88,962,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,030,352	$5,952,561
Current portion of loans and obligations under capitalized leases	4,241,836	3,896,353
Unearned revenues	4,302,524	4,897,327
Common stock to be issued	88,324	88,324
Total current liabilities	13,663,036	14,834,565
Long term loans and obligations under capitalized leases; less current maturities	329,834	487,492
Total liabilities	13,992,870	15,322,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,322,826 shares issued and 10,295,547 outstanding as of September 30, 2015 and 10,307,826 shares issued and 10,280,547 outstanding as of June 30, 2015	103,228	103,078
Additional paid-in-capital	119,287,407	119,209,807
Treasury stock (27,279 shares)	(415,425)	(415,425)
Accumulated deficit	(41,137,149)	(40,726,121)
Stock subscription receivable	(1,139,672)	(1,204,603)
Other comprehensive loss	(18,130,300)	(17,167,100)
Total NetSol stockholders’ equity	58,568,089	59,799,636
Non-controlling interest	13,746,776	13,840,641
Total stockholders’ equity	72,314,865	73,640,277
Total liabilities and stockholders’ equity	$86,307,735	$88,962,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2015	2014
Net Revenues:
License fees	$1,193,354	$1,584,553
Maintenance fees	3,012,238	2,708,528
Services	6,753,873	4,249,080
Maintenance fees - related party	158,231	140,113
Services - related party	2,187,408	1,544,877
Total net revenues	13,305,104	10,227,151

Cost of revenues:
Salaries and consultants	4,999,890	4,116,217
Travel	481,453	421,871
Depreciation and amortization	1,474,235	1,801,567
Other	938,797	674,863
Total cost of revenues	7,894,375	7,014,518

Gross profit	5,410,729	3,212,633

Operating expenses:
Selling and marketing	1,698,404	1,132,360
Depreciation and amortization	291,172	580,773
General and administrative	3,366,047	3,675,755
Research and development cost	112,070	66,265
Total operating expenses	5,467,693	5,455,153

Loss from operations	(56,964)	(2,242,520)

Other income and (expenses)
Loss on sale of assets	(11,873)	(11,052)
Interest expense	(68,173)	(73,093)
Interest income	52,112	57,919
Gain (loss) on foreign currency exchange transactions	(113,719)	79,220
Other income	54,314	379
Total other income (expenses)	(87,339)	53,373

Net loss before income taxes	(144,303)	(2,189,147)
Income tax provision	(75,223)	(40,076)
Net loss	(219,526)	(2,229,223)
Non-controlling interest	(191,502)	391,197
Net loss attributable to NetSol	$(411,028)	$(1,838,026)

Net loss per share:
Net loss per common share
Basic	$(0.04)	$(0.20)
Diluted	$(0.04)	$(0.20)

Weighted average number of shares outstanding
Basic	10,281,335	9,213,324
Diluted	10,281,335	9,213,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months
	Ended September 30,
	2015	2014

Net loss	$(411,028)	$(1,838,026)
Other comprehensive income (loss):
Translation adjustment	(1,248,567)	(3,026,029)
Comprehensive income (loss)	(1,659,595)	(4,864,055)
Comprehensive loss attributable to non-controlling interest	(285,367)	(1,070,475)
Comprehensive income (loss) attributable to NetSol	$(1,374,228)	$(3,793,580)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(219,526)	$(2,229,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,765,407	2,382,340
Provision for bad debts	36,780	-
Loss on sale of assets	11,873	11,052
Stock issued for services	77,750	290,162
Fair market value of warrants and stock options granted	-	155,622
Changes in operating assets and liabilities:
Accounts receivable	(1,268,570)	(5,723,728)
Accounts receivable - related party	(975,266)	(495,357)
Revenues in excess of billing	(912,509)	133,763
Other current assets	(322,533)	479,340
Accounts payable and accrued expenses	(833,638)	(326,226)
Unearned revenue	(538,259)	4,841,230
Net cash used in operating activities	(3,178,491)	(481,025)

Cash flows from investing activities:
Purchases of property and equipment	(625,794)	(1,031,128)
Sales of property and equipment	180,258	90,841
Net cash used in investing activities	(445,536)	(940,287)

Cash flows from financing activities:
Proceeds from sale of common stock	-	850,000
Proceeds from stock subscription receivable	64,931	-
Restricted cash	-	2,438,844
Proceeds from bank loans	437,070	109,211
Payments on capital lease obligations and loans - net	(174,385)	(2,591,334)
Net cash provided by financing activities	327,616	806,721
Effect of exchange rate changes	(797,222)	(465,548)
Net decrease in cash and cash equivalents	(4,093,633)	(1,080,139)
Cash and cash equivalents, beginning of the period	14,168,957	11,462,695
Cash and cash equivalents, end of period	$10,075,324	$10,382,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$64,310	$58,091
Taxes	$71,172	$28,494

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2015. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-06 simplifies the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting had been completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015 and early application is permitted. The impact of the guidance on our financial condition, results of operations and financial statement disclosures will depend on the level of acquisition activity performed by the Company.

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

	As of September 30,
	2015	2014

Stock Options	697,133	757,462
Warrants	163,124	163,124
	860,257	920,586

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, NetSol UK, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $18,130,300 and $17,167,100 as of September 30, 2015 and June 30, 2015, respectively. During the three months ended September, 2015 and 2014, comprehensive income (loss) in the consolidated statements of operations included translation losses of $963,200 and $1,955,554, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group called NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company. NetSol-Innovation provides support services to the Innovation Group. During the three months ended September 30, 2015 and 2014, NetSol-Innovation provided services of $1,897,799 and $1,396,000, respectively. Accounts receivable at September 30, 2015 and June 30, 2015 were $4,305,403 and $3,226,733, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with the Investec Asset Finance to acquire VLS. NTE and VLS both provide support services to Investec. During the three months ended September 30, 2015 and 2014, NTE and VLS provided maintenance and services of $447,840 and $288,990, respectively. Accounts receivable at September 30, 2015 and June 30, 2015 were $103,783 and $265,166, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of September 30, 2015	As of June 30, 2015

Prepaid Expenses	$535,618	$452,314
Advance Income Tax	918,783	895,075
Employee Advances	82,120	36,816
Security Deposits	204,642	195,336
Tender Money Receivable	32,079	26,435
Other Receivables	384,810	322,647
Other Assets	121,031	83,567
Total	$2,279,083	$2,012,190

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of September 30, 2015	As of June 30, 2015

Office Furniture and Equipment	$3,014,370	$3,104,375
Computer Equipment	25,751,197	25,911,422
Assets Under Capital Leases	1,849,516	1,887,767
Building	8,639,818	8,743,130
Land	2,422,609	2,451,577
Capital Work In Progress	267,438	392,243
Autos	1,009,618	943,873
Improvements	317,943	204,779
Subtotal	43,272,509	43,639,166
Accumulated Depreciation	(19,218,601)	(18,519,532)
Property and Equipment, Net	$24,053,908	$25,119,634

For the three months ended September 30, 2015 and 2014, depreciation expense totaled $1,063,889, and $1,368,707, respectively. Of these amounts, $772,717, and $918,892, respectively, is reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of September 30, 2015 and June 30, 2015:

	As of September 30, 2015	As of June 30, 2015
Computers and Other Equipment	$577,929	$590,625
Furniture and Fixtures	409,900	414,023
Vehicles	861,687	883,119
Total	1,849,516	1,887,767
Less: Accumulated Depreciation - Net	(576,314)	(577,215)
	$1,273,202	$1,310,552

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of September 30, 2015	As of June 30, 2015

Product Licenses - Cost	$48,632,368	$48,632,368
Additions	-	-
Effect of Translation Adjustment	(2,828,772)	(2,325,008)
Accumulated Amortization	(23,966,491)	(23,491,893)
Net Balance	$21,837,105	$22,815,467

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $21,837,105 will be amortized over the next 8.5 years. Amortization expense for the three months ended September 30, 2015 and 2014 was $701,518 and $882,675, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
September 30, 2016	$2,771,701
September 30, 2017	2,771,701
September 30, 2018	2,771,701
September 30, 2019	2,771,701
September 30, 2020	2,771,701
Thereafter	7,978,599
$21,837,105

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of September 30, 2015	As of June 30, 2015
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the period ended September 30, 2015.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30, 2015	As of June 30, 2015

Accounts Payable	$1,789,681	$1,514,841
Accrued Liabilities	2,801,355	3,978,435
Accrued Payroll	14,256	8,974
Accrued Payroll Taxes	255,621	282,572
Interest Payable	39,710	41,556
Taxes Payable	26,503	22,957
Other Payable	103,226	103,226
Total	$5,030,352	$5,952,561

NOTE 11 – DEBTS

Notes payable and capital leases consisted of the following:

		As of September 30, 2015
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$20,157	$20,157	$-
Bank Overdraft Facility	(2)	427,724	427,724	-
HSBC Loan	(3)	351,449	335,218	16,231
Loan Payable Bank	(4)	2,858,776	2,858,776	-
Loan From Related Party	(5)	128,567	128,567	-
		3,786,673	3,770,442	16,231
Subsidiary Capital Leases	(6)	784,997	471,394	313,603
		$4,571,670	$4,241,836	$329,834

		As of June 30, 2015
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$79,872	$79,872	$-
Bank Overdraft Facility	(2)	-	-	-
HSBC Loan	(3)	447,161	322,349	124,812
Loan Payable Bank	(4)	2,892,961	2,892,961	-
Loan From Related Party	(5)	129,979.00	129,979.00	-
		3,549,973	3,425,161	124,812
Subsidiary Capital Leases	(6)	833,872	471,192	362,680
		$4,383,845	$3,896,353	$487,492

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.49% as of September 30, 2015 and June 30, 2015, respectively.

(2) During the year ended June 30, 2008, the Company’s subsidiary, NTE entered into an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $454,959. The annual interest rate was 4.75% as of September 30, 2015 and June 30, 2015, respectively.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2015, NTE was in compliance with this covenant.

(3) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of a controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,516,530 for a period of 5 years with monthly payments of £18,420, or approximately $27,934. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the three months ended September 30, 2015 and 2014 was $7,850 and $16,702, respectively.

This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. As of September 30, 2015, NTE was in compliance with this covenant.

(4) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 300,000,000 or $2,858,776. The interest rate for the loans was 4.5% and 7.5% at September 30, 2015 and June 30, 2015, respectively. Interest expense for the three months ended September 30, 2015 and 2014 was $41,006 and $35,001, respectively.

Export refinance facility from Askari Bank Limited amounting to Rupees 300 million ($2.86 million) require NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of September 30, 2015, NetSol PK was in compliance with this covenant.

(5) In March 2014, the Company’s subsidiary, VLS, entered into a loan agreement with Investec. The loan amount was £150,000, or approximately $227,480, for a period of two years with annual payments of £75,000, or approximately $113,740. The interest rate was 3.13%. As of September 30, 2015, VLS has used this facility up to $128,567 including interest due, and was shown as a current maturity.

(6) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2015 and 2014.

Following is the aggregate minimum future lease payments under capital leases as of September 30, 2015:

Amount
Minimum Lease Payments
Due FYE 9/30/16	$523,222
Due FYE 9/30/17	264,852
Due FYE 9/30/18	66,338
Total Minimum Lease Payments	854,412
Interest Expense relating to future periods	(69,415)
Present Value of minimum lease payments	784,997
Less: Current portion	(471,394)
Non-Current portion	$313,603

NOTE 12 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2015, the Company issued 15,000 shares of common stock for services rendered by officers and employees of the Company. These shares were valued at the fair market value of $77,750.

NOTE 13 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value
OPTIONS:
Outstanding and exercisable, June 30, 2015	708,133	$6.84	1.22	$572,352
Granted	-	-
Exercised	-	-
Expired / Cancelled	(11,000)	$23.41
Outstanding and exercisable, September 30, 2015	697,133	$6.58	1	$513,765

WARRANTS:
Outstanding and exercisable, June 30, 2015	163,124	$7.29	1.22	$-
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, September 30, 2015	163,124	$7.29	0.97	$222

The following table summarizes information about stock options and warrants outstanding and exercisable at September 30, 2015.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$0.10 - $9.90	634,133	1.03	$4.84
$10.00 - $19.90	8,000	0.82	$17.69
$20.00 - $29.90	55,000	0.66	$25.00
Totals	697,133	1.00	$6.58

WARRANTS:
$5.00 - $7.50	163,124	0.97	$7.29
Totals	163,124	0.97	$7.29

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2014	232,000	$3.88
Granted	113,275	$3.26
Vested	(338,608)	$3.60
Unvested, June 30, 2015	6,667	$6.00
Granted	100,000	$5.02
Vested	(15,000)	$4.40
Unvested, September 30, 2015	91,667	$5.06

For the three months ended September 30, 2015 and 2014, the Company recorded compensation expense of $77,750 and $290,162, respectively. The compensation expense related to the unvested stock grants as of September 30, 2015 was $464,252 which will be recognized during the fiscal years of 2016 and 2017.

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

On October 27, 2015, a purported shareholder derivative lawsuit was filed in the Los Angeles Superior Court entitled Caleb McArthur v Najeeb U. Ghauri, et al., L.A.S.C. Case No. BC599020, naming current and former members of the Company’s board of directors as defendants. The complaint alleges that the defendants breached fiduciary duties by failing to implement internal corporate controls and is based on the same alleged factual premise as the pending federal securities class action described above. The Company is named as a nominal defendant only and no damages are sought from it. Given the early stage of the litigation, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote

NOTE 15 – OPERATING SEGMENTS

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

The following table presents a summary of identifiable assets as of September 30, 2015 and June 30, 2015:

	As of September 30, 2015	As of June 30, 2015
Identifiable assets:
Corporate headquarters	$3,732,708	$4,896,334
North America	7,163,840	7,162,846
Europe	6,511,940	6,631,945
Asia - Pacific	68,899,247	70,271,209
Consolidated	$86,307,735	$88,962,334

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2015	2014
Revenues from unaffiliated customers:
North America	$1,502,468	$1,166,777
Europe	1,498,531	1,561,023
Asia - Pacific	7,958,466	5,814,361
	10,959,465	8,542,161
Revenue from affiliated customers
Europe	447,840	288,990
Asia - Pacific	1,897,799	1,396,000
	2,345,639	1,684,990
Consolidated	$13,305,104	$10,227,151

Intercompany revenue
Europe	$136,786	$130,528
Asia - Pacific	944,189	281,119
Eliminated	$1,080,975	$411,647

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(713,650)	$(692,556)
North America	376,714	102,073
Europe	(194,581)	(120,144)
Asia - Pacific	311,991	(1,518,596)
Consolidated	$(219,526)	$(2,229,223)

The following table presents a summary of capital expenditures for the three months ended September 30:

	2015	2014
Capital expenditures:
Corporate headquarters	$-	$1,786
North America	22,677	4,866
Europe	43,819	42,918
Asia - Pacific	559,298	981,558
Consolidated	$625,794	$1,031,128

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at September 30, 2015

NetSol PK	34.90%	$11,000,812
NetSol-Innovation	49.90%	2,411,722
VLS, VLHS & VLSIL Combined	49.00%	334,242
Total		$13,746,776

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2015

NetSol PK	34.90%	$11,411,954
NetSol-Innovation	49.90%	2,035,548
VLS, VLHS & VLSIL Combined	49.00%	393,139
Total		$13,840,641

Item 2. Management’s Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2015. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2015, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Business Overview

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

The LeasePak solution includes the LeasePak Software-as-a-Service (“SaaS”) business line, which provides an enhanced performance, while reducing the overall cost of ownership. SaaS offers a new deployment option whereby customers only require access to the internet and web browser to use the software. LeasePak-SaaS targets small and mid-sized leasing and finance companies.

NTA has updated the LeasePak’s technology set to .Net. The most recent upgrade includes faster performance, new features, improved security, and compatibility with the latest hardware. LeasePak.Net takes full advantage of the existing business functionality of LeasePak.

LeaseSoft

In addition to offering NFS Ascent™ to the Europe market, NTE has some regional offerings, including LeaseSoft and LoanSoft. LeaseSoft is a full lifecycle lease and finance system aimed predominantly at the UK funder market, including modules to support web portals and an electronic data interchange manager to facilitate integration between funders and introducers. LoanSoft is similar to LeaseSoft, but optimized for the consumer loan market.

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the three months ended September 30, 2015. It should be read together with our condensed consolidated financial statements and related notes included herein.

A few of NetSol’s major successes achieved in the first three months of fiscal year 2016 were:

●	Signed two agreements with leading auto captive finance companies in China for the implementation of NFSTM, the Company’s legacy system.

●	Went live with NFS AscentTM re-finance system at an Indonesian customer.

●	Established a model office for a prospective NFS AscentTM customer.

●	Upgraded multiple existing clients to new LeasePak modules.

Our success, in the near term, will depend, in large part, on the Company’s ability to continue to grow revenues and improve profits, adequately capitalize for growth in various markets and verticals, make progress in the North American and European markets and, continue to streamline sales and marketing efforts in every market we operate. However, management’s outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly in the auto and banking markets.

●	China to invest $46 billion in Pakistan on energy and infrastructure projects.

●	According to IHS Automotive research, US Auto manufactures estimate nearly 17 million units of new car sales in 2015, the highest in a decade.

●	Slowly improving economic environment in the U.K. and major European economies.

●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.

●	Continued interest from multinational auto captives, global companies and existing clients in NetSol Ascent™.

●	Higher caliber and quality talents joining NetSol, globally.

Negative trends:

●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	The threats of conflict between the U.S. and Middle East region could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

●	Continued conflicts in Afghanistan could increase the migration of both refugees and extremists to Pakistan, thus creating domestic and regional challenges.

●	Political challenges in Pakistan affecting the economy and image of the country.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2015 compared to the Quarter Ended September 30, 2014

Net revenues for the quarter ended September 30, 2015 and 2014 are broken out among the segments as follows:

	2015		2014
	Revenue	%	Revenue	%
North America	1,502,468	11.29%	1,166,777	11.41%
Europe	1,946,371	14.63%	1,850,013	18.09%
Asia-Pacific	9,856,265	74.08%	7,210,361	70.50%
Total	$13,305,104	100.00%	$10,227,151	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended September 30, 2015 and 2014 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2015	%	2014	%
Net Revenues:
License fees	$1,193,354	8.97%	$1,584,553	15.49%
Maintenance fees	3,012,238	22.64%	2,708,528	26.48%
Services	6,753,873	50.76%	4,249,080	41.55%
Maintenance fees - related party	158,231	1.19%	140,113	1.37%
Services - related party	2,187,408	16.44%	1,544,877	15.11%
Total net revenues	13,305,104	100.00%	10,227,151	100.00%

Cost of revenues:
Salaries and consultants	4,999,890	37.58%	4,116,217	40.25%
Travel	481,453	3.62%	421,871	4.13%
Depreciation and amortization	1,474,235	11.08%	1,801,567	17.62%
Other	938,797	7.06%	674,863	6.60%
Total cost of revenues	7,894,375	59.33%	7,014,518	68.59%

Gross profit	5,410,729	40.67%	3,212,633	31.41%
Operating expenses:
Selling and marketing	1,698,404	12.77%	1,132,360	11.07%
Depreciation and amortization	291,172	2.19%	580,773	5.68%
General and administrative	3,366,047	25.30%	3,675,755	35.94%
Research and development cost	112,070	0.84%	66,265	0.65%
Total operating expenses	5,467,693	41.09%	5,455,153	53.34%

Loss from operations	(56,964)	-0.43%	(2,242,520)	-21.93%
Other income and (expenses)
Loss on sale of assets	(11,873)	-0.09%	(11,052)	-0.11%
Interest expense	(68,173)	-0.51%	(73,093)	-0.71%
Interest income	52,112	0.39%	57,919	0.57%
Gain (loss) on foreign currency exchange transactions	(113,719)	-0.85%	79,220	0.77%
Other income	54,314	0.41%	379	0.00%
Total other income (expenses)	(87,339)	-0.66%	53,373	0.52%

Net loss before income taxes	(144,303)	-1.08%	(2,189,147)	-21.41%
Income tax provision	(75,223)	-0.57%	(40,076)	-0.39%
Net loss	(219,526)	-1.65%	(2,229,223)	-21.80%
Non-controlling interest	(191,502)	-1.44%	391,197	3.83%
Net loss attributable to NetSol	$(411,028)	-3.09%	$(1,838,026)	-17.97%

Revenues

License fees

License fees for the three months ended September 30, 2015, were $1,193,354 compared to $1,584,553 for the three months ended September 30, 2014, reflecting a decrease of $391,199. During the quarter ended September 30, 2015, the Company recognized a certain portion of license revenue from the NFS Ascent™ project which was signed during the last fiscal year. The license revenue was recognized on percentage of completion based on the services delivered to the customer. The Company has also recognized license revenue from one customer against the implementation of its legacy product at customer site in China. The Company also issued additional licenses for its LeasePak product.

Maintenance fees

Maintenance fees for the three months ended September 30, 2015, were $3,170,469 compared to $2,848,641 for the three months ended September 30, 2014, reflecting an increase of $321,828. Included in the maintenance fee are maintenance provided to related parties of $158,231 for the three months ended September 30, 2015 compared to $140,113 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2015 and into fiscal year 2016. We anticipate maintenance fees to remain relatively stable until we are able to license NFS Ascent™ to new customers.

Services

Services revenue for the three months ended September 30, 2015 were $8,941,281 compared to $5,793,957 for the three months ended September 30, 2014 reflecting an increase of $3,147,324. Included in the services revenue are services provided to related parties of $2,187,408 for the three months ended September 30, 2015 compared to $1,544,877 for the same period last year. The increase is due to services provided to new customers both for the implementation of the legacy systems and for the implementation of NFS AscentTM as well as additional services provided to existing customers on account of customization and enhancement requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process. Moving forward, with the implementation of new projects of NFS AscentTM, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $5,410,729, for the three months ended September 30, 2015 compared with $3,212,633 for the three months ended September 30, 2014. This is an increase of 68.42% or $2,198,096. The gross profit percentage for the three months ended September 30, 2015 also increased to 40.67% from 31.4% for the three months ended September 30, 2014. The increase in the gross profit is mainly due to the increase in revenues. The cost of sales was $7,894,375 for the three months ended September 30, 2015 compared to $7,014,518 for the three months ended September 30, 2014. As a percentage of sales, cost of sales decreased from 68.59% for the three months ended September 30, 2014 to 59.33% for the three months ended September 30, 2015.

Salaries and consultant fees increased by $883,673 from $4,116,217 for the three months ended September 30, 2014 to $4,999,890 for the three months ended September 30, 2015. The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China, Europe and North America as we anticipate new projects associated with NFS Ascent™. As a percentage of sales, salaries and consultant expense decreased from 40.25% for the three months ended September 30, 2014 to 37.58% for the three months ended September 30, 2015.

Depreciation and amortization expense decreased to $1,474,235 compared to $1,801,567 for the three months ended September 30, 2014, or a decrease of $327,332. Depreciation and amortization expense decreased as products became fully amortized.

Operating Expenses

Operating expenses were $5,467,693 for the three months ended September 30, 2015, compared to $5,455,153, for the three months ended September 30, 2014, or an increase of 0.23% or $12,540. As a percentage of sales, it decreased from 53.34% to 41.09%. This slight increase in operating expenses was a mix of increase in selling and marketing expenses of $566,044 or 49.99%, a decrease in general and administrative expenses of $309,708 or 8.43% and decrease in depreciation expense of $289,601 or 49.86%. The increase in selling and marketing expenses is due to the hiring of additional employees and the increase in marketing efforts for NFS AscentTM. The decrease in general and administrative expenses is primarily due to reduction of legal and professional services.

Loss from Operations

Loss from operations was $56,964 for the three months ended September 30, 2015, compared to $2,242,520 for the three months ended September 30, 2014. This represents a decrease of $2,185,556 for the three months ended September 30, 2015, compared with the three months ended September 30, 2014. As a percentage of sales, net loss from operations was 0.43% for the three months ended September 30, 2015, compared to 21.93% for the three months ended September 30, 2014.

Other Income and Expenses

Other expense was $87,339 for the three months ended September 30, 2015, compared to other income of $53,373 for the three months ended September 30, 2014. Included in other expense for the quarter ended September 30, 2014, was an exchange gain of $79,220 on foreign currency exchange transactions compared to a loss of $113,719 in the current quarter.

Net Loss

Net loss was $411,028 for the three months ended September 30, 2015, compared to $1,838,026 for the three months ended September 30, 2014. This is a decrease of $1,426,998 compared to the prior year. Net loss per share, basic and diluted, was $0.04 for the three months ended September 30, 2015, compared to $0.20 for the three months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $10,075,324 at September 30, 2015, compared to $14,168,957 at June 30, 2015.

Net cash used in operating activities was $3,178,491 for the three months ended September 30, 2015 compared to $481,025 for the three months ended September 30, 2014. At September 30, 2015, we had current assets of $30,900,154 and current liabilities of $13,663,036. We had accounts receivable of $11,894,993 at September 30, 2015 compared to $9,972,243 at June 30, 2015. We had revenues in excess of billings of $6,560,754 at September 30, 2015 compared to $5,267,275 at June 30, 2015. During the three months ended September 30, 2015, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $3,216,229 from $15,239,518 at June 30, 2015 to $18,455,747 at September 30, 2015. The increase in accounts receivable is due to invoicing for services and maintenance fees to various customers. To some customers, the maintenance fee is invoiced in advance for the year. The amount is recorded in unearned revenue and is recognized as revenue on the time proportionate method. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,030,352 and $4,241,836, respectively at September 30, 2015.

The average days sales outstanding for the three months ended September 30, 2015 and 2014 were 116 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities was $445,536 for the three months ended September 30, 2015, compared to $940,287 for the three months ended September 30, 2014. We had purchases of property and equipment of $625,794 compared to $1,031,128 for the comparable period last fiscal year.

Net cash provided by financing activities was $327,616 and $806,721 for the three months ended September 30, 2015, and 2014, respectively. During the three months ended September 30, 2015, we had net payments for bank loans and capital leases of $174,385 as compared to $2,591,334 for the three months ended September 30, 2014. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note No. 11 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2015, we had approximately $10.07 million of cash, cash equivalents and marketable securities of which approximately $6.08 million is held by our foreign subsidiaries. As of June 30, 2015, we had approximately $14.17 million of cash, cash equivalents and marketable securities of which approximately $8.97 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future, and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Financial Covenants

Our U.K based subsidiary, NTE, has an approved overdraft facility of £300,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 for the VLS acquisition. This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost.

The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 300 million ($2,858,776) which requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2015. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of September 30, 2015, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

On October 27, 2015, a purported shareholder derivative lawsuit was filed in the Los Angeles Superior Court entitled Caleb McArthur v Najeeb U. Ghauri, et al., L.A.S.C. Case No. BC599020, naming current and former members of the Company’s board of directors as defendants. The complaint alleges that the defendants breached fiduciary duties by failing to implement internal corporate controls and is based on the same alleged factual premise as the pending federal securities class action described above. The Company is named as a nominal defendant only and no damages are sought from it. Given the early stage of the litigation, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote

Item 1A. Risk Factors

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

NETSOL TECHNOLOGIES, INC.

Date: November 12, 2015	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date: November 12, 2015	/s/Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer