Form 10-Q
period 2015-12-31
NETSOL TECHNOLOGIES INC
filed 2016-02-11
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Yes [  ] No [X]

The issuer had 10,458,250 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of February 8, 2016.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2015	As of June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,986,773	$14,168,957
Restricted cash	90,000	90,000
Accounts receivable, net of allowance of $487,937 and $524,565	6,025,334	6,480,344
Accounts receivable, net - related party	5,749,523	3,491,899
Revenues in excess of billings	5,061,568	5,267,275
Other current assets	2,671,613	2,012,190
Total current assets	33,584,811	31,510,665
Property and equipment, net	23,251,920	25,119,634
Intangible assets, net	20,877,711	22,815,467
Goodwill	9,516,568	9,516,568
Total assets	$87,231,010	$88,962,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,907,103	$5,952,561
Current portion of loans and obligations under capitalized leases	3,767,193	3,896,353
Unearned revenues	3,546,819	4,897,327
Common stock to be issued	88,324	88,324
Total current liabilities	13,309,439	14,834,565
Long term loans and obligations under capitalized leases; less current maturities	273,109	487,492
Total liabilities	13,582,548	15,322,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,418,350 shares issued and 10,391,071 outstanding as of December 31, 2015 and 10,307,826 shares issued and 10,280,547 outstanding as of June 30, 2015	104,184	103,078
Additional paid-in-capital	119,890,798	119,209,807
Treasury stock (27,279 shares)	(415,425)	(415,425)
Accumulated deficit	(40,262,084)	(40,726,121)
Stock subscription receivable	(1,139,672)	(1,204,603)
Other comprehensive loss	(18,546,296)	(17,167,100)
Total NetSol stockholders’ equity	59,631,505	59,799,636
Non-controlling interest	14,016,957	13,840,641
Total stockholders’ equity	73,648,462	73,640,277
Total liabilities and stockholders’ equity	$87,231,010	$88,962,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Net Revenues:
License fees	$709,691	$2,100,715	$1,903,045	$3,685,268
Maintenance fees	3,240,472	3,276,125	6,252,710	5,984,653
Services	9,574,104	5,378,584	16,327,977	9,627,664
Maintenance fees - related party	31,755	53,462	189,986	193,575
Services - related party	2,635,675	1,543,718	4,823,083	3,088,595
Total net revenues	16,191,697	12,352,604	29,496,801	22,579,755

Cost of revenues:
Salaries and consultants	4,925,565	4,298,900	9,925,455	8,415,117
Travel	754,009	590,353	1,235,462	1,012,224
Depreciation and amortization	1,461,466	1,800,753	2,935,701	3,602,320
Other	1,022,682	662,046	1,961,479	1,336,909
Total cost of revenues	8,163,722	7,352,052	16,058,097	14,366,570

Gross profit	8,027,975	5,000,552	13,438,704	8,213,185

Operating expenses:
Selling and marketing	2,002,990	1,574,955	3,701,394	2,707,315
Depreciation and amortization	285,616	438,003	576,788	1,018,776
General and administrative	3,536,676	3,911,754	6,902,723	7,587,510
Research and development cost	117,924	80,437	229,994	146,702
Total operating expenses	5,943,206	6,005,149	11,410,899	11,460,303

Income (loss) from operations	2,084,769	(1,004,597)	2,027,805	(3,247,118)

Other income and (expenses)
Loss on sale of assets	(2,333)	(69,543)	(14,206)	(80,595)
Interest expense	(72,156)	(47,265)	(140,329)	(120,358)
Interest income	35,299	106,078	87,411	163,997
Loss on foreign currency exchange transactions	(134,527)	(421,082)	(248,246)	(341,862)
Other income	120,684	18,162	174,998	18,539
Total other income (expenses)	(53,033)	(413,650)	(140,372)	(360,279)

Net income (loss) before income taxes	2,031,736	(1,418,247)	1,887,433	(3,607,397)
Income tax provision	(273,275)	(87,683)	(348,498)	(127,759)
Net income (loss)	1,758,461	(1,505,930)	1,538,935	(3,735,156)
Non-controlling interest	(883,396)	138,764	(1,074,898)	529,961
Net income (loss) attributable to NetSol	$875,065	$(1,367,166)	$464,037	$(3,205,195)

Net income (loss) per common share
Basic	$0.08	$(0.14)	$0.05	$(0.34)
Diluted	$0.08	$(0.14)	$0.04	$(0.34)

Weighted average number of shares outstanding
Basic	10,308,186	9,654,334	10,294,760	9,433,829
Diluted	10,548,922	9,654,334	10,535,496	9,433,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014

Net income (loss)	$875,065	$(1,367,166)	$464,037	$(3,205,195)
Other comprehensive income (loss):
Translation adjustment	(665,906)	1,116,563	(1,914,473)	(1,909,466)
Comprehensive income (loss)	209,159	(250,603)	(1,450,436)	(5,114,661)
Comprehensive income (loss) attributable to non-controlling interest	(249,910)	390,434	(535,277)	(680,041)
Comprehensive income (loss) attributable to NetSol	$459,069	$(641,037)	$(915,159)	$(4,434,620)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,538,935	$(3,735,156)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,512,489	4,621,096
Provision for bad debts	37,043	-
Loss on sale of assets	14,206	80,595
Stock issued for services	326,019	606,536
Fair market value of warrants and stock options granted	145,716	311,244
Changes in operating assets and liabilities:
Accounts receivable	111,967	(2,279,774)
Accounts receivable - related party	(2,383,828)	40,907
Revenues in excess of billing	535,937	(765,672)
Other current assets	(758,802)	286,838
Accounts payable and accrued expenses	142,008	59
Unearned revenue	(1,190,072)	4,857,469
Net cash provided by operating activities	2,031,618	4,024,142

Cash flows from investing activities:
Purchases of property and equipment	(1,177,443)	(1,772,866)
Sales of property and equipment	357,933	179,904
Purchase of non-controlling interest in subsidiaries	(347,623)	(577,222)
Net cash used in investing activities	(1,167,133)	(2,170,184)

Cash flows from financing activities:
Proceeds from sale of common stock	64,931	1,610,000
Proceeds from the exercise of stock options and warrants	194,680	116,400
Restricted cash	-	2,438,844
Dividend paid by subsidiary to non-controlling interest	-	(780,106)
Proceeds from bank loans	306,750	57,405
Payments on capital lease obligations and loans - net	(530,733)	(2,867,974)
Net cash provided by financing activities	35,628	574,569
Effect of exchange rate changes	(1,082,297)	(404,696)
Net increase (decrease) in cash and cash equivalents	(182,184)	2,023,831
Cash and cash equivalents, beginning of the period	14,168,957	11,462,695
Cash and cash equivalents, end of period	13,986,773	13,486,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$132,764	$107,418
Taxes	$156,737	$74,850

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of December 31, 2015 and June 30, 2015, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $11,474,155 and $8,969,443, respectively. The Company has not experienced any losses in such accounts.

The Company’s operations are carried out globally. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments of each country and by the general state of the country’s economy. The Company’s operations in each foreign country are subject to specific considerations and significant risks not typically associated with companies in economically developed nations. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Also, due to the current economic conditions in China and challenges being faced by the Chinese economy, the Company may face a risk of reduction in future revenue growth and non-collection of receivables from the customers in China.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-06 simplifies the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting had been completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015 and early application is permitted. The impact of the guidance on our financial condition, results of operations and financial statement disclosures will depend on the level of acquisition activity performed by the Company.

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which changes how deferred taxes are classified on the balance sheet and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended December 31, 2015			For the six months ended December 31, 2015
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$875,065	10,308,186	$0.08	$464,037	10,294,760	$0.05
Effect of dilutive securities
Stock options	-	237,618	-	-	237,618	-
Warrants	-	3,118	-	-	3,118	-
Diluted income per share	$875,065	10,548,922	$0.08	$464,037	10,535,496	$0.04

	For the three months ended December 31, 2014			For the six months ended December 31, 2014
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(1,367,166)	9,654,334	$(0.14)	$(3,205,195)	9,433,829	$(0.34)
Effect of dilutive securities
Stock options		-	-	-	-	-
Warrants		-	-	-	-	-
Diluted loss per share	$(1,367,166)	9,654,334	$(0.14)	$(3,205,195)	9,433,829	$(0.34)

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2015	2014	2015	2014

Stock Options	-	727,462	-	727,462
Warrants	-	163,124	-	163,124
	-	890,586	-	890,586

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, NetSol UK, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $18,546,296 and $17,167,100 as of December 31, 2015 and June 30, 2015, respectively. During the three and six months ended December 31, 2015, comprehensive income (loss) in the consolidated statements of operations included translation loss of $415,996 and $1,379,196, respectively. During the three and six months ended December 31, 2014, comprehensive income (loss) in the consolidated statements of operations included translation income of $726,129 and a loss of $1,229,425, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group called NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company. NetSol-Innovation provides support services to the Innovation Group. During the three and six months ended December 31, 2015, NetSol-Innovation provided services of $2,128,727 and $4,026,526, respectively. During the three and six months ended December 31, 2014, NetSol-Innovation provided services of $1,354,476 and $2,750,476, respectively. Accounts receivable at December 31, 2015 and June 30, 2015 were $5,364,128 and $3,226,733, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with the Investec Asset Finance to acquire VLS. NTE and VLS both provide support services to Investec. During the three and six months ended December 31, 2015, NTE and VLS provided maintenance and services of $538,703 and $986,543, respectively. During the three and six months ended December 31, 2014, NTE and VLS provided maintenance and services of $242,704 and $531,694, respectively. Accounts receivable at December 31, 2015 and June 30, 2015 were $385,395 and $265,166, respectively.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	December 31, 2015	June 30, 2015

Prepaid Expenses	$472,452	$452,314
Advance Income Tax	1,002,013	895,075
Employee Advances	121,247	36,816
Security Deposits	201,518	195,336
Tender Money Receivable	33,086	26,435
Other Receivables	556,519	322,647
Other Assets	284,778	83,567
Total	$2,671,613	$2,012,190

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	December 31, 2015	June 30, 2015

Office Furniture and Equipment	$3,203,248	$3,104,375
Computer Equipment	25,545,848	25,911,422
Assets Under Capital Leases	1,859,806	1,887,767
Building	8,717,470	8,743,130
Land	2,393,866	2,451,577
Capital Work In Progress	162,274	392,243
Autos	981,035	943,873
Improvements	382,451	204,779
Subtotal	43,245,998	43,639,166
Accumulated Depreciation	(19,994,078)	(18,519,532)
Property and Equipment, Net	$23,251,920	$25,119,634

For the three and six months ended December 31, 2015, depreciation expense totaled $1,060,216 and $2,124,105, respectively. Of these amounts, $774,600 and $1,547,317, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2014, depreciation expense totaled $1,360,652 and $2,729,359, respectively. Of these amounts, $932,063 and $1,850,955, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of December 31, 2015 and June 30, 2015:

	As of	As of
	December 31, 2015	June 30, 2015
Computers and Other Equipment	$520,993	$590,625
Furniture and Fixtures	405,809	414,023
Vehicles	933,004	883,119
Total	1,859,806	1,887,767
Less: Accumulated Depreciation - Net	(600,457)	(577,215)
	$1,259,349	$1,310,552

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	December 31, 2015	June 30, 2015

Product Licenses - Cost	$48,632,368	$48,632,368
Additions	-	-
Effect of Translation Adjustment	(3,295,489)	(2,325,008)
Accumulated Amortization	(24,459,168)	(23,491,893)
Net Balance	$20,877,711	$22,815,467

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $20,877,711 will be amortized over the next 8.25 years. Amortization expense for the three and six months ended December 31, 2015 was $686,866 and $1,388,384, respectively. Amortization expense for the three and six months ended December 31, 2014 was $868,690 and $1,751,365, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
December 31, 2016	$2,738,817
December 31, 2017	2,738,817
December 31, 2018	2,738,817
December 31, 2019	2,738,817
December 31, 2020	2,738,817
Thereafter	7,183,626
$20,877,711

NOTE 9 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of	As of
	December 31, 2015	June 30, 2015
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the period ended December 31, 2015.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	December 31, 2015	June 30, 2015

Accounts Payable	$1,346,547	$1,514,841
Accrued Liabilities	4,006,593	3,978,435
Accrued Payroll	9,682	8,974
Accrued Payroll Taxes	250,040	282,572
Interest Payable	32,091	41,556
Taxes Payable	158,924	22,957
Other Payable	103,226	103,226
Total	$5,907,103	$5,952,561

NOTE 11 – DEBTS

Notes payable and capital leases consisted of the following:

		As of December 31, 2015
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$89,741	$89,741	$-
HSBC Loan	(2)	264,135	264,135	-
Loan Payable Bank	(3)	2,824,859	2,824,859	-
Loan From Related Party	(4)	128,647	128,647	-
		3,307,382	3,307,382	-
Subsidiary Capital Leases	(5)	732,920	459,811	273,109
		$4,040,302	$3,767,193	$273,109

		As of June 30, 2015
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$79,872	$79,872	$-
HSBC Loan	(2)	447,161	322,349	124,812
Loan Payable Bank	(3)	2,892,961	2,892,961	-
Loan From Related Party	(4)	129,979	129,979	-
		3,549,973	3,425,161	124,812
Subsidiary Capital Leases	(5)	833,872	471,192	362,680
		$4,383,845	$3,896,353	$487,492

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.35% and 0.49% as of December 31, 2015 and June 30, 2015, respectively.

(2) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of a controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,480,166 for a period of 5 years with monthly payments of £18,420, or approximately $27,265. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against a debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the three and six months ended December 31, 2015 was $1,161 and $9,011, respectively. Interest expense for the three and six months ended December 31, 2014 was $13,248 and $29,950, respectively.

This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. As of December 31, 2015, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 300,000,000 or approximately $2,824,859. The interest rate for the loans was 4.5% and 7.5% at December 31, 2015 and June 30, 2015, respectively. Interest expense for the three and six months ended December 31, 2015 was $36,980 and $77,986, respectively. Interest expense for the three and six months ended December 31, 2014 was $37,068 and $72,775, respectively.

Export refinance facility from Askari Bank Limited amounting to Rupees 300 million ($2.82 million) require NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of December 31, 2015, NetSol PK was in compliance with this covenant.

(4) In March 2014, the Company’s subsidiary, VLS, entered into a loan agreement with Investec. The loan amount was £150,000, or approximately $222,025, for a period of two years with annual payments of £75,000, or approximately $111,012. The interest rate was 3.13%. As of December 31, 2015, VLS has used this facility up to $128,647 including interest due, and was shown as a current maturity.

(5) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three and six months ended December 31, 2015 and 2014.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2015:

Amount
Minimum Lease Payments
Due FYE 12/31/16	$505,924
Due FYE 12/31/17	225,972
Due FYE 12/31/18	62,725
Total Minimum Lease Payments	794,621
Interest Expense relating to future periods	(61,701)
Present Value of minimum lease payments	732,920
Less: Current portion	(459,811)
Non-Current portion	$273,109

NOTE 12 – STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2015, the Company issued 22,500 shares of common stock for services rendered by officers and employees of the Company. These shares were valued at the fair market value of $118,025.

During the six months ended December 31, 2015, the Company issued 15,000 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $76,352.

During the six months ended December 31, 2015, the Company issued 26,000 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $131,642.

NOTE 13 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

	# of shares	Weighted Ave Exericse Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value
OPTIONS:
Outstanding and exercisable, June 30, 2015	708,133	$6.84	1.22	$572,352
Granted	152,024	$4.50
Exercised	(47,024)	$4.14
Expired / Cancelled	(11,000)	$23.41
Outstanding and exercisable, December 31, 2015	802,133	$6.33	0.69	$2,141,466

WARRANTS:
Outstanding and exercisable, June 30, 2015	163,124	$7.29	1.22	$-
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, December 31, 2015	163,124	$7.29	0.72	$30,567

The following table summarizes information about stock options and warrants outstanding and exercisable at December 31, 2015.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:
$0.10 - $9.90	739,133	0.71	$4.82
$10.00 - $19.90	8,000	0.58	$17.69
$20.00 - $29.90	55,000	0.42	$25.00
Totals	802,133	0.69	$6.33

WARRANTS:
$5.00 - $7.50	163,124	0.72	$7.29
Totals	163,124	0.72	$7.29

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2014	232,000	$3.88
Granted	113,275	$3.26
Vested	(338,608)	$3.60
Unvested, June 30, 2015	6,667	$6.00
Granted	254,000	$5.06
Vested	(63,500)	$5.13
Unvested, December 31, 2015	197,167	$5.07

For the three and six months ended December 31, 2015, the Company recorded compensation expense of $248,268 and $326,019 respectively. For the three and six months ended December 31, 2014, the Company recorded compensation expense of $316,370 and $614,293 respectively. The compensation expense related to the unvested stock grants as of December 31, 2015 was $999,847 which will be recognized during the fiscal years of 2016 and 2017.

OPTIONS

During the six months ended December 31, 2015, the Company granted 152,024 options to employees with exercise prices of $4.14 to $4.92 per share and expiration date of 3 to 5 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $145,716 in compensation expense for these options in the accompanying condensed consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model with the following assumptions:

●	Risk-free interest rate - 0.01% - 0.02%

●	Expected life – 3 months - 5 months

●	Expected volatility – 41.65% - 47.89%

●	Expected dividend - 0%

NOTE 14 – CONTINGENCIES

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and certain of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed consolidated amended complaints, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of the Company’s motions, the Court now has dismissed all of plaintiffs’ claims except those related to the scope of the Company’s release of its next generation product, NFS Ascent™, during the narrow proposed class period of October 24, 2013 to November 8, 2013. The Company has filed an answer and affirmative defenses denying the remaining claims.

The Company continues to believe that plaintiffs’ remaining allegations are meritless and intends to vigorously defend all claims asserted. The Company has engaged counsel and has liability insurance. Given the early stage of the litigation, however, at this time the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company.

On October 27, 2015, a shareholder derivative lawsuit was filed in the California state court entitled McArthur v Ghauri, et al., Case No. BC599020 (Los Angeles, Cty.), naming current and former members of the Company’s board of directors as defendants. The complaint alleges that the defendants breached their fiduciary duties based on the same alleged factual premise as the pending federal securities class action described above. The Company is named as a nominal defendant only and no damages are sought from it. In addition, on December 30, 2015, a virtually identical shareholder derivative lawsuit was filed in Nevada state court, Paulovits v. Ghauri, et al., Case No. CV15-02470 (Washoe Cty.), which alleges the same claims as the earlier-filed California case.

On January 20, 2016, the parties agreed in principle to settle this class action. Such settlement is in the process of being documented and is subject to the Court’s approval. The Company expects the cost of settlement to be fully covered by its insurers.

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

The following table presents a summary of identifiable assets as of December 31, 2015 and June 30, 2015:

	As of	As of
	December 31, 2015	June 30, 2015
Identifiable assets:
Corporate headquarters	$2,667,751	$4,896,334
North America	6,175,310	7,162,846
Europe	7,050,518	6,631,945
Asia - Pacific	71,337,431	70,271,209
Consolidated	$87,231,010	$88,962,334

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2015	2014	2015	2014
Revenues from unaffiliated customers:
North America	$952,738	$1,423,560	$2,455,206	$2,590,337
Europe	1,679,224	1,678,892	3,177,755	3,239,915
Asia - Pacific	10,892,305	7,652,972	18,850,771	13,467,333
	13,524,267	10,755,424	24,483,732	19,297,585
Revenue from affiliated customers
Europe	538,703	242,704	986,543	531,694
Asia - Pacific	2,128,727	1,354,476	4,026,526	2,750,476
	2,667,430	1,597,180	5,013,069	3,282,170
Consolidated	$16,191,697	$12,352,604	$29,496,801	$22,579,755

Intercompany revenue
Europe	$105,707	$92,641	$242,493	$223,169
Asia - Pacific	2,115,420	1,410,145	3,059,609	1,691,264
Eliminated	$2,221,127	$1,502,786	$3,302,102	$1,914,433

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,116,822)	$(791,128)	$(1,830,472)	$(843,040)
North America	(332,899)	282,475	43,815	(79,027)
Europe	35,530	(388,162)	(159,051)	(1,003,425)
Asia - Pacific	3,172,652	(609,115)	3,484,643	(1,809,664)
Consolidated	$1,758,461	$(1,505,930)	$1,538,935	$(3,735,156)

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months
	Ended December 31,
	2015	2014
Capital expenditures:
Corporate headquarters	$-	$1,786
North America	44,679	4,866
Europe	63,222	155,895
Asia - Pacific	1,069,542	1,610,319
Consolidated	$1,177,443	$1,772,866

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at December 31, 2015

NetSol PK	34.15%	$10,823,064
NetSol-Innovation	49.90%	2,923,743
VLS, VLSH & VLSIL Combined	49.00%	270,150
Total		$14,016,957

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2015

NetSol PK	34.90%	$11,411,954
NetSol-Innovation	49.90%	2,035,548
VLS, VLHS & VLSIL Combined	49.00%	393,139
Total		$13,840,641

NETSOL TECHNOLOGIES, LIMITED

During the six months ended December 31, 2015, the Company purchased 669,000 shares of common stock of NetSol PK from the open market for $347,623 resulting in a decrease in non-controlling interest from 34.90% to 34.15%.

Item 2. Management’s Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and six months ended December 31, 2015. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2015, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the six months ended December 31, 2015. It should be read together with our condensed consolidated financial statements and related notes included herein.

Highlights

A few of NetSol’s major successes achieved in the first half of fiscal year 2016 were:

●	Signed contract with a long-standing customer to upgrade to NFS Ascent™ in 11 countries and implement NFS Ascent™ in one new country. The contract is currently valued at more than $100 million.

●	Signed NFS Ascent™ contract with UK-based client for approximately $8 million.

●	Signed LeaseSoft contract with UK-based bank with the value of the project and continuing relationship to exceed $2.5 million.

●	Signed a contract in Australia for NFS™, the Company’s legacy system, with contract valued at approximately $1.1 million.

●	Signed two agreements with leading auto captive finance companies in China for the implementation of NFSTM.

●	Went live with NFS AscentTM re-finance system at an Indonesian customer.

●	Established a model office for a prospective NFS AscentTM customer.

●	Upgraded multiple existing clients to new LeasePak modules.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly in the auto and banking markets.

●	China to invest $46 billion in Pakistan on energy and infrastructure projects.

●	According to IHS Automotive research, US Auto manufactures estimate nearly 17 million units of new car sales in 2015, the highest in a decade.

●	Slowly improving economic environment in the U.K. and major European economies.

●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.

●	Continued interest from multinational auto captives, global companies and existing clients in NetSol Ascent™.

●	Higher caliber and quality talents joining NetSol, globally.

Negative trends:

●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	The threats of conflict between the U.S. and Middle East region could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

●	Political challenges in Pakistan affecting the economy and image of the country.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2015 compared to the Quarter Ended December 31, 2014

Net revenues for the quarter ended December 31, 2015 and 2014 are broken out among the segments as follows:

	2015		2014
	Revenue	%	Revenue	%
North America	$952,738	5.88%	$1,423,560	11.52%
Europe	2,217,927	13.70%	1,921,596	15.56%
Asia-Pacific	13,021,032	80.42%	9,007,448	72.92%
Total	$16,191,697	100.00%	$12,352,604	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended December 31, 2015 and 2014 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2015	%	2014	%
Net Revenues:
License fees	$709,691	4.38%	$2,100,715	17.01%
Maintenance fees	3,240,472	20.01%	3,276,125	26.52%
Services	9,574,104	59.13%	5,378,584	43.54%
Maintenance fees - related party	31,755	0.20%	53,462	0.43%
Services - related party	2,635,675	16.28%	1,543,718	12.50%
Total net revenues	16,191,697	100.00%	12,352,604	100.00%

Cost of revenues:
Salaries and consultants	4,925,565	30.42%	4,298,900	34.80%
Travel	754,009	4.66%	590,353	4.78%
Depreciation and amortization	1,461,466	9.03%	1,800,753	14.58%
Other	1,022,682	6.32%	662,046	5.36%
Total cost of revenues	8,163,722	50.42%	7,352,052	59.52%

Gross profit	8,027,975	49.58%	5,000,552	40.48%
Operating expenses:
Selling and marketing	2,002,990	12.37%	1,574,955	12.75%
Depreciation and amortization	285,616	1.76%	438,003	3.55%
General and administrative	3,536,676	21.84%	3,911,754	31.67%
Research and development cost	117,924	0.73%	80,437	0.65%
Total operating expenses	5,943,206	36.71%	6,005,149	48.61%

Income (loss) from operations	2,084,769	12.88%	(1,004,597)	-8.13%
Other income and (expenses)
Loss on sale of assets	(2,333)	-0.01%	(69,543)	-0.56%
Interest expense	(72,156)	-0.45%	(47,265)	-0.38%
Interest income	35,299	0.22%	106,078	0.86%
Loss on foreign currency exchange transactions	(134,527)	-0.83%	(421,082)	-3.41%
Other income	120,684	0.75%	18,162	0.15%
Total other income (expenses)	(53,033)	-0.33%	(413,650)	-3.35%

Net income (loss) before income taxes	2,031,736	12.55%	(1,418,247)	-11.48%
Income tax provision	(273,275)	-1.69%	(87,683)	-0.71%
Net income (loss)	1,758,461	10.86%	(1,505,930)	-12.19%
Non-controlling interest	(883,396)	-5.46%	138,764	1.12%
Net income (loss) attributable to NetSol	$875,065	5.40%	$(1,367,166)	-11.07%

Revenues

License fees

License fees for the three months ended December 31, 2015, were $709,691 compared to $2,100,715 for the three months ended December 31, 2014, reflecting a decrease of $1,391,024. During the quarter ended December 31, 2015, we recognized a certain portion of license revenue from the NFS Ascent™ project which was signed during the last fiscal year. The license revenue was recognized on the percentage of completion method based on the services delivered to the customer. We have also recognized license revenue against the implementation of our legacy product at a customer site in China. In addition, we issued additional licenses for our LeasePak product. During the quarter ended December 31, 2014, we signed one deal for the implementation of our NFS™ legacy system and added issued additional licenses for our LeasePak product.

Maintenance fees

Maintenance fees for the three months ended December 31, 2015, were $3,272,227 compared to $3,329,587 for the three months ended December 31, 2014, reflecting a decrease of $57,360. Included in the maintenance fee are maintenance provided to related parties of $31,755 for the three months ended December 31, 2015 compared to $53,462 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The slight decrease in the maintenance fees is due to exchange rate difference. We anticipate maintenance fees to remain relatively stable until we are able to license NFS Ascent™ to new customers.

Services

Services revenue for the three months ended December 31, 2015 was $12,209,779 compared to $6,922,302 for the three months ended December 31, 2014 reflecting an increase of $5,287,477. Included in the services revenue are services provided to related parties of $2,635,675 for the three months ended December 31, 2015 compared to $1,543,718 for the same period last year. The increase is due to services provided to new customers both for the implementation of the legacy systems and for the implementation of NFS Ascent™ as well as additional services provided to existing customers on account of customization and enhancement requests. Moving forward, with the implementation of new projects of NFS AscentTM, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $8,027,975, for the three months ended December 31, 2015 compared with $5,000,552 for the three months ended December 31, 2014. This is an increase of 60.54% or $3,027,423. The gross profit percentage for the three months ended December 31, 2015 also increased to 49.58% from 40.48% for the three months ended December 31, 2014. The increase in the gross profit is mainly due to the increase in revenues. The cost of sales was $8,163,722 for the three months ended December 31, 2015 compared to $7,352,052 for the three months ended December 31, 2014. As a percentage of sales, cost of sales decreased from 59.52% for the three months ended December 31, 2014 to 50.42% for the three months ended December 31, 2015.

Salaries and consultant fees increased by $626,665 from $4,298,900 for the three months ended December 31, 2014 to $4,925,565 for the three months ended December 31, 2015. The increase in salaries and consultant fees is primarily due to salary increases during 2015. As a percentage of sales, salaries and consultant expense decreased from 34.8% for the three months ended December 31, 2014 to 30.42% for the three months ended December 31, 2015.

Depreciation and amortization expense decreased to $1,461,466 compared to $1,800,753 for the three months ended December 31, 2014, or a decrease of $339,287. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $5,943,206 for the three months ended December 31, 2015, compared to $6,005,149, for the three months ended December 31, 2014, or a decrease of 1.03% or $61,943. As a percentage of sales, it decreased from 48.61% to 36.71%. This slight decrease in operating expenses was a mix of an increase in selling and marketing expenses of $428,035 or 27.18%, a decrease in general and administrative expenses of $375,078 or 9.59% and a decrease in depreciation expense of $152,387 or 34.79%. The increase in selling and marketing expenses is due to the hiring of additional employees and the increase in marketing efforts for NFS AscentTM. The decrease in general and administrative expenses is primarily due to reduction of legal and professional services.

Income (Loss) from Operations

Income from operations was $2,084,769 for the three months ended December 31, 2015, compared to loss of $1,004,597 for the three months ended December 31, 2014. This represents an increase of $3,089,366 for the three months ended December 31, 2015, compared with the three months ended December 31, 2014. As a percentage of sales, net income from operations was 12.88% for the three months ended December 31, 2015, compared to loss of 8.13% for the three months ended December 31, 2014.

Other Income and Expenses

Other expense was $53,033 for the three months ended December 31, 2015, compared to $413,650 for the three months ended December 31, 2014. Included in other expense for the quarter ended December 31, 2014, was an exchange loss of $421,082 on foreign currency exchange transactions compared to $134,527 in the current quarter.

Net Income (Loss)

Net income was $875,065 for the three months ended December 31, 2015, compared to a loss of $1,367,166 for the three months ended December 31, 2014. This is an increase of $2,242,231 compared to the prior year. Net income per share, basic and diluted, was $0.08 for the three months ended December 31, 2015, compared to loss per share of $0.14 for the three months ended December 31, 2014.

Six Months Ended December 31, 2015 compared to the Six Months Ended December 31, 2014

Net revenues for the six months ended December 31, 2015 and 2014 are broken out among the segments as follows:

	2015		2014
	Revenue	%	Revenue	%
North America	$2,455,206	8.32%	$2,590,337	11.47%
Europe	4,164,298	14.12%	3,771,609	16.70%
Asia-Pacific	22,877,297	77.56%	16,217,809	71.82%
Total	$29,496,801	100.00%	$22,579,755	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2015 and 2014 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2015	%	2014	%
Net Revenues:
License fees	$1,903,045	6.45%	$3,685,268	16.32%
Maintenance fees	6,252,710	21.20%	5,984,653	26.50%
Services	16,327,977	55.36%	9,627,664	42.64%
Maintenance fees - related party	189,986	0.64%	193,575	0.86%
Services - related party	4,823,083	16.35%	3,088,595	13.68%
Total net revenues	29,496,801	100.00%	22,579,755	100.00%

Cost of revenues:
Salaries and consultants	9,925,455	33.65%	8,415,117	37.27%
Travel	1,235,462	4.19%	1,012,224	4.48%
Depreciation and amortization	2,935,701	9.95%	3,602,320	15.95%
Other	1,961,479	6.65%	1,336,909	5.92%
Total cost of revenues	16,058,097	54.44%	14,366,570	63.63%

Gross profit	13,438,704	45.56%	8,213,185	36.37%
Operating expenses:
Selling and marketing	3,701,394	12.55%	2,707,315	11.99%
Depreciation and amortization	576,788	1.96%	1,018,776	4.51%
General and administrative	6,902,723	23.40%	7,587,510	33.60%
Research and development cost	229,994	0.78%	146,702	0.65%
Total operating expenses	11,410,899	38.69%	11,460,303	50.75%

Income (loss) from operations	2,027,805	6.87%	(3,247,118)	-14.38%
Other income and (expenses)
Loss on sale of assets	(14,206)	-0.05%	(80,595)	-0.36%
Interest expense	(140,329)	-0.48%	(120,358)	-0.53%
Interest income	87,411	0.30%	163,997	0.73%
Loss on foreign currency exchange transactions	(248,246)	-0.84%	(341,862)	-1.51%
Other income	174,998	0.59%	18,539	0.08%
Total other income (expenses)	(140,372)	-0.48%	(360,279)	-1.60%

Net income (loss) before income taxes	1,887,433	6.40%	(3,607,397)	-15.98%
Income tax provision	(348,498)	-1.18%	(127,759)	-0.57%
Net income (loss)	1,538,935	5.22%	(3,735,156)	-16.54%
Non-controlling interest	(1,074,898)	-3.64%	529,961	2.35%
Net income (loss) attributable to NetSol	$464,037	1.57%	$(3,205,195)	-14.19%

Revenues

License fees

License fees for the six months ended December 31, 2015 were $1,903,045 compared to $3,685,268 for the six months ended December 31, 2014 reflecting a decrease of $1,782,223. During the six months ended December 31, 2015, we recognized a certain portion of license revenue from the NFS Ascent™ project which was signed during the last fiscal year. The license revenue was recognized on the percentage of completion method based on the services delivered to the customer. We has also recognized license revenue from two new customers for the implementation of our legacy product at customer site in China. During the six months ended December 31, 2014, we signed two different deals for the implementation of our NFS™ legacy system and issued additional licenses for our LeasePak product.

Maintenance fees

Maintenance fees for the six months ended December 31, 2015, were $6,442,696 compared to $6,178,228, for the six months ended December 31, 2014, reflecting an increase of $264,468. Included in the maintenance fee are maintenance provided to related parties of $189,986 for the six months ended December 31, 2015 compared to $193,575 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2015 and into fiscal year 2016. We anticipate maintenance fees to remain relatively stable until we are able to license NFS Ascent™ to new customers.

Services

Services income for the six months ended December 31, 2015 was $21,151,060 compared to $12,716,259 for the six months ended December 31, 2014 reflecting an increase of $8,434,801. Included in the services income are services provided to related parties of $4,823,083 for the six months ended December 31, 2015 compared to $3,088,595 for the same period last year. The increase is due to services provided to new customers both for the implementation of the legacy systems and for the implementation of NFS Ascent™ as well as additional services provided to existing customers on account of customization and enhancement requests. Moving forward, with the implementation of new projects of NFS AscentTM, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $13,438,704, for the six months ended December 31, 2015 compared with $8,213,185 for the six months ended December 31, 2014. This is an increase of 63.62% or $5,225,519. The gross profit percentage for the six months ended December 31, 2015 increased to 45.56% from 36.37% for the six months ended December 31, 2014. The cost of sales was $16,058,097 for the six months ended December 31, 2015 compared to $14,366,570 for the six months ended December 31, 2014. As a percentage of sales, cost of sales decreased from 63.63% for the six months ended December 31, 2014 to 54.44% for the six months ended December 31, 2015.

Salaries and consultant fees increased by $1,510,338 from $8,415,117 for the six months ended December 31, 2014 to $9,925,455 for the six months ended December 31, 2015. The increase in salaries and consultant fees is due to salary increases during 2015. As a percentage of sales, salaries and consultant expense decreased from 37.27% for the six months ended December 31, 2014 to 33.65% for the six months ended December 31, 2015.

Depreciation and amortization expense decreased to $2,935,701 compared to $3,602,320 for the six months ended December 31, 2014, or a decrease of $666,619. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $11,410,899 for the six months ended December 31, 2015 compared to $11,460,303, for the six months ended December 31, 2014 or a decrease of 0.43% or $49,404. As a percentage of sales, it decreased from 50.75% to 38.69%. The decrease in operating expenses was a mix of an increase in selling and marketing expenses of $994,079 or 36.72%, a decrease in general and administrative expenses of $684,787 or 9.03% and a decrease in depreciation expense of $441,988 or 43.38%. The increase in selling and marketing expenses is due to the hiring of additional employees and increased marketing efforts for NFS AscentTM. The decrease in general and administrative expenses is primarily due to reduction of legal and professional services.

Income (Loss) from Operations

Income from operations was $2,027,805 for the six months ended December 31, 2015 compared to loss of $3,247,118 for the six months ended December 31, 2014. This represents an increase of $5,274,923 for the six months ended December 31, 2015 compared with the six months ended December 31, 2014. As a percentage of sales, net income from operations was 6.87% for the six months ended December 31, 2015 compared to loss of 14.38% for the six months ended December 31, 2014.

Other Income and Expenses

Other expense was $140,372 for the six months ended December 31, 2015 compared to $360,279 for the six months ended December 31, 2014. Included in other income for the six months ended December 31, 2014 was an exchange loss of $341,862 on foreign currency exchange transactions compared to $248,246 in the current period.

Net Income (Loss)

Net income was $464,037 for the six months ended December 31, 2015 compared to a net loss of $3,205,195 for the six months ended December 31, 2014. This is an increase of $3,669,232 compared to the prior year. Net income per share, basic and diluted, was $0.05 and $0.04 for the six months ended December 31, 2015 compared to loss per share of $0.34 for the six months ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $13,986,773 at December 31, 2015, compared to $14,168,957 at June 30, 2015.

Net cash provided by operating activities was $2,031,618 for the six months ended December 31, 2015 compared to $4,024,142 for the six months ended December 31, 2014. At December 31, 2015, we had current assets of $33,584,811 and current liabilities of $13,309,439. We had accounts receivable of $11,774,857 at December 31, 2015 compared to $9,972,243 at June 30, 2015. We had revenues in excess of billings of $5,061,568 at December 31, 2015 compared to $5,267,275 at June 30, 2015. During the six months ended December 31, 2015, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $1,596,907, from $15,239,518 at June 30, 2015, to $16,836,425 at December 31, 2015. The increase in accounts receivable is due to invoicing for services and maintenance fees to various customers. To some customers, the maintenance fee is invoiced in advance for the year. The amount is recorded in unearned revenue and is recognized as revenue on the time proportionate method. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,907,103 and $3,767,193, respectively at December 31, 2015.

The average days sales outstanding for the six months ended December 31, 2015 and 2014 were 100 and 93 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities was $1,167,133 for the six months ended December 31, 2015, compared to $2,170,184 for the six months ended December 31, 2014. We had purchases of property and equipment of $1,177,443 compared to $1,772,866 for the comparable period last fiscal year.

Net cash provided by financing activities was $35,628 and $574,569 for the six months ended December 31, 2015, and 2014, respectively. The six months ended December 31, 2015 included the cash inflow of $194,680 from the exercising of stock options and warrants compared to $116,400 for the six months ended December 31, 2014. During the six months ended December 31, 2015, we had net payments for bank loans and capital leases of $530,733 compared to $2,867,974 for the six months ended December 31, 2014. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note No. 11 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2015, we had approximately $13.99 million of cash, cash equivalents and marketable securities of which approximately $11.47 million is held by our foreign subsidiaries. As of June 30, 2015, we had approximately $14.17 million of cash, cash equivalents and marketable securities of which approximately $8.97 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future, and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Financial Covenants

Our U.K. based subsidiary, NTE, has an approved overdraft facility of £300,000 which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 for the VLS acquisition. This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2015. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of December 31, 2015, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended December 31, 2015, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and certain of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx).  Plaintiffs subsequently filed consolidated amended complaints, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  As a result of the Company’s motions, the Court now has dismissed all of plaintiffs’ claims except those related to the scope of the Company’s release of its next generation product, NFS Ascent™, during the narrow proposed class period of October 24, 2013 to November 8, 2013.  The Company has filed an answer and affirmative defenses denying the remaining claims.

The Company continues to believe that plaintiffs’ remaining allegations are meritless and intends to vigorously defend all claims asserted.  The Company has engaged counsel and has liability insurance.  Given the early stage of the litigation, however, at this time the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. On January 20, 2016, the parties agreed in principle to settle this class action.  Such settlement is in the process of being documented and is subject to the Court’s approval.  The Company expects the cost of settlement to be fully covered by its insurers.

On October 27, 2015, a shareholder derivative lawsuit was filed in the California state court entitled McArthur v Ghauri, et al., Case No. BC599020 (Los Angeles, Cty.), naming current and former members of the Company’s board of directors as defendants.  The complaint alleges that the defendants breached their fiduciary duties based on the same alleged factual premise as the pending federal securities class action described above.  The Company is named as a nominal defendant only and no damages are sought from it.  In addition, on December 30, 2015, a virtually identical shareholder derivative lawsuit was filed in Nevada state court, Paulovits v. Ghauri, et al., Case No. CV15-02470 (Washoe Cty.), which alleges the same claims as the earlier-filed California case.

On January 20, 2016, the parties agreed in principle to settle this class action.  Such settlement is in the process of being documented and is subject to the Court’s approval.  The Company expects the cost of settlement to be fully covered by its insurers.

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

NETSOL TECHNOLOGIES, INC.

Date: February 11, 2016	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date: February 11, 2016	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer