Form 10-Q
period 2016-03-31
NETSOL TECHNOLOGIES INC
filed 2016-05-10
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes [  ] No [X]

The issuer had 10,558,600 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of May 6, 2016.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,881,159	$14,168,957
Restricted cash	90,000	90,000
Accounts receivable, net of allowance of $501,496 and $524,565	6,072,413	6,480,344
Accounts receivable, net - related party	6,467,551	3,491,899
Revenues in excess of billings	8,860,248	5,267,275
Other current assets	2,756,621	2,012,190
Total current assets	36,127,992	31,510,665
Investment	555,556	-
Property and equipment, net	23,178,350	25,119,634
Intangible assets, net	20,276,715	22,815,467
Goodwill	9,516,568	9,516,568
Total assets	$89,655,181	$88,962,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,354,959	$5,952,561
Current portion of loans and obligations under capitalized leases	4,538,218	3,896,353
Unearned revenues	3,412,019	4,897,327
Common stock to be issued	88,324	88,324
Total current liabilities	14,393,520	14,834,565
Long term loans and obligations under capitalized leases; less current maturities	315,653	487,492
Total liabilities	14,709,173	15,322,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized;10,558,600 shares issued and 10,531,321 outstanding as of March 31, 2016 and 10,307,826 shares issued and 10,280,547 outstanding as of June 30, 2015	105,586	103,078
Additional paid-in-capital	120,513,094	119,209,807
Treasury stock (27,279 shares)	(415,425)	(415,425)
Accumulated deficit	(39,412,605)	(40,726,121)
Stock subscription receivable	(947,353)	(1,204,603)
Other comprehensive loss	(18,898,747)	(17,167,100)
Total NetSol stockholders’ equity	60,944,550	59,799,636
Non-controlling interest	14,001,458	13,840,641
Total stockholders’ equity	74,946,008	73,640,277
Total liabilities and stockholders’ equity	$89,655,181	$88,962,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
Net Revenues:
License fees	$1,358,469	$1,215,201	$3,261,514	$4,900,469
Maintenance fees	3,388,526	2,978,587	9,641,236	8,963,240
Services	8,159,490	7,022,982	24,487,467	16,650,646
License fees - related party	484,644	-	484,644	-
Maintenance fees - related party	28,423	43,948	218,409	237,523
Services - related party	2,554,347	1,813,197	7,377,430	4,901,792
Total net revenues	15,973,899	13,073,915	45,470,700	35,653,670

Cost of revenues:
Salaries and consultants	5,542,829	4,895,515	15,468,284	13,310,632
Travel	543,672	760,065	1,779,134	1,772,289
Depreciation and amortization	1,483,695	1,912,492	4,419,396	5,514,812
Other	860,868	792,737	2,822,347	2,129,646
Total cost of revenues	8,431,064	8,360,809	24,489,161	22,727,379

Gross profit	7,542,835	4,713,106	20,981,539	12,926,291

Operating expenses:
Selling and marketing	1,896,295	1,712,151	5,597,689	4,419,466
Depreciation and amortization	321,230	551,127	898,018	1,569,903
General and administrative	3,957,028	3,997,186	10,859,751	11,584,696
Research and development cost	132,123	84,038	362,117	230,740
Total operating expenses	6,306,676	6,344,502	17,717,575	17,804,805

Income (loss) from operations	1,236,159	(1,631,396)	3,263,964	(4,878,514)

Other income and (expenses)
Gain (loss) on sale of assets	14,848	6,496	642	(74,099)
Interest expense	(56,070)	(45,234)	(196,399)	(165,592)
Interest income	29,673	97,094	117,084	261,091
Gain (loss) on foreign currency exchange transactions	12,955	(247,845)	(235,291)	(589,707)
Other income	25,258	607,111	200,256	625,650
Total other income (expenses)	26,664	417,622	(113,708)	57,343

Net income (loss) before income taxes	1,262,823	(1,213,774)	3,150,256	(4,821,171)
Income tax provision	(106,209)	(107,398)	(454,707)	(235,157)
Net income (loss)	1,156,614	(1,321,172)	2,695,549	(5,056,328)
Non-controlling interest	(307,135)	(315,073)	(1,382,033)	214,888
Net income (loss) attributable to NetSol	$849,479	$(1,636,245)	$1,313,516	$(4,841,440)

Net income (loss) per common share
Basic	$0.08	$(0.17)	$0.13	$(0.51)
Diluted	$0.08	$(0.17)	$0.12	$(0.51)

Weighted average number of shares outstanding
Basic	10,427,664	9,914,321	10,338,740	9,573,336
Diluted	10,643,479	9,914,321	10,554,555	9,573,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015

Net income (loss)	$849,479	$(1,636,245)	$1,313,516	$(4,841,440)
Other comprehensive income (loss):
Translation adjustment	(333,340)	291,037	(2,247,813)	(1,618,429)
Comprehensive income (loss)	516,139	(1,345,208)	(934,297)	(6,459,869)
Comprehensive income (loss) attributable to non-controlling interest	19,111	(247,856)	(516,166)	(927,897)
Comprehensive income (loss) attributable to NetSol	$497,028	$(1,097,352)	$(418,131)	$(5,531,972)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,695,549	$(5,056,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,317,414	7,084,715
Provision for bad debts	49,605	-
(Gain) loss on sale of assets	(642)	74,099
Stock issued for services	694,693	1,119,721
Fair market value of warrants and stock options granted	145,716	466,866
Changes in operating assets and liabilities:
Accounts receivable	115,428	(2,369,950)
Accounts receivable - related party	(3,111,316)	(198,640)
Revenues in excess of billing	(3,248,121)	(2,734,788)
Other current assets	(838,913)	188,048
Accounts payable and accrued expenses	617,112	1,008,270
Unearned revenue	(1,305,724)	2,984,297
Net cash provided by operating activities	1,130,801	2,566,310

Cash flows from investing activities:
Purchases of property and equipment	(2,523,865)	(2,499,314)
Sales of property and equipment	556,280	209,718
Investment	(555,556)	-
Purchase of subsidiary shares from open market	(767,397)	(577,222)
Net cash used in investing activities	(3,290,538)	(2,866,818)

Cash flows from financing activities:
Proceeds from sale of common stock	64,931	1,863,000
Proceeds from the exercise of stock options and warrants	728,699	116,400
Proceeds from exercise of subsidiary options	16,744	12,306
Restricted cash	-	2,438,844
Dividend paid by subsidiary to Non controlling interest	-	(780,106)
Proceeds from bank loans	1,334,285	-
Payments on capital lease obligations and loans - net	(736,405)	(3,459,143)
Net cash provided by financing activities	1,408,254	191,301
Effect of exchange rate changes	(1,536,315)	(466,130)
Net decrease in cash and cash equivalents	(2,287,798)	(575,337)
Cash and cash equivalents, beginning of the period	14,168,957	11,462,695
Cash and cash equivalents, end of period	$11,881,159	$10,887,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$195,737	$107,418
Taxes	$195,104	$74,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile financing and leasing, banking, and financial services industries worldwide. The Company also provides system integration, consulting, and IT products and services in exchange for fees from customers.

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of March 31, 2016 and June 30, 2015, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $8,847,577 and $8,969,443, respectively. The Company has not experienced any losses in such accounts.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended March 31, 2016			For the nine months ended March 31, 2016
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$849,479	10,427,664	$0.08	$1,313,516	10,338,740	$0.13
Effect of dilutive securities
Stock options	-	212,674	-	-	212,674	-
Warrants	-	3,141	-	-	3,141	-
Diluted income per share	$849,479	10,643,479	$0.08	$1,313,516	10,554,555	$0.12

	For the three months ended March 31, 2015			For the nine months ended March 31, 2015
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(1,636,245)	9,914,321	$(0.17)	$(4,841,440)	9,573,336	$(0.51)
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Diluted loss per share	$(1,636,245)	9,914,321	$(0.17)	$(4,841,440)	9,573,336	$(0.51)

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015

Stock Options	-	727,462	-	727,462
Warrants	-	163,124	-	163,124
	-	890,586	-	890,586

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, NetSol UK, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $18,898,747 and $17,167,100 as of March 31, 2016 and June 30, 2015, respectively. During the three and nine months ended March 31, 2016, comprehensive income (loss) in the consolidated statements of operations included a translation loss of $352,451 and $1,731,647, respectively. During the three and nine months ended March 31, 2015, comprehensive income (loss) in the consolidated statements of operations included a translation gain of $538,893 and a loss of $690,532, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with the Innovation Group called NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company. NetSol-Innovation provides support services to the Innovation Group. During the three and nine months ended March 31, 2016, NetSol-Innovation provided services of $2,069,940 and $6,096,466, respectively. During the three and nine months ended March 31, 2015, NetSol-Innovation provided services of $1,524,528 and $4,275,004, respectively. Accounts receivable at March 31, 2016 and June 30, 2015 were $6,047,908 and $3,226,733, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with the Investec Asset Finance to acquire VLS. NTE and VLS both provide support services to Investec. During the three and nine months ended March 31, 2016, NTE and VLS provided license, maintenance and services of $997,474 and $1,984,017, respectively. During the three and nine months ended March 31, 2015, NTE provided maintenance and services of $332,617 and $864,311, respectively. Accounts receivable at March 31, 2016 and June 30, 2015 were $419,643 and $265,166, respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2016	June 30, 2015

Prepaid Expenses	$550,801	$452,314
Advance Income Tax	1,193,994	895,075
Employee Advances	143,163	36,816
Security Deposits	208,793	195,336
Other Receivables	322,361	322,647
Other Assets	337,509	110,002
Total	$2,756,621	$2,012,190

NOTE 7 – INVESTMENT UNDER COST METHOD

On March 2, 2016, the Company purchased a 4.9% interest in a non-affiliated, non-public company for $555,556, which the Company accounted for under the cost method. The Company has determined that there is no change in the value of the investment at March 31, 2016.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2016	June 30, 2015

Office Furniture and Equipment	$3,287,876	$3,104,375
Computer Equipment	25,728,409	25,911,422
Assets Under Capital Leases	2,090,273	1,887,767
Building	8,989,221	8,743,130
Land	2,400,421	2,451,577
Capital Work In Progress	311,153	392,243
Autos	974,070	943,873
Improvements	383,499	204,779
Subtotal	44,164,922	43,639,166
Accumulated Depreciation	(20,986,572)	(18,519,532)
Property and Equipment, Net	$23,178,350	$25,119,634

For the three and nine months ended March 31, 2016, depreciation expense totaled $1,115,544 and $3,242,057, respectively. Of these amounts, $796,722 and $2,344,039, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2015, depreciation expense totaled $1,504,330 and $4,233,689, respectively. Of these amounts, $1,038,817 and $2,889,772, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of March 31, 2016 and June 30, 2015:

	As of	As of
	March 31, 2016	June 30, 2015
Computers and Other Equipment	$516,208	$590,625
Furniture and Fixtures	406,742	414,023
Vehicles	1,167,323	883,119
Total	2,090,273	1,887,767
Less: Accumulated Depreciation - Net	(675,524)	(577,215)
	$1,414,749	$1,310,552

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	March 31, 2016	June 30, 2015

Product Licenses - Cost	$48,632,368	$48,632,368
Additions	-	-
Effect of Translation Adjustment	(3,281,529)	(2,325,008)
Accumulated Amortization	(25,074,124)	(23,491,893)
Net Balance	$20,276,715	$22,815,467

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $20,276,715 will be amortized over the next 8 years. Amortization expense for the three and nine months ended March 31, 2016 was $686,973 and $2,075,357, respectively. Amortization expense for the three and nine months ended March 31, 2015 was $873,675 and $2,625,040, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
March 31, 2017	$2,746,316
March 31, 2018	2,746,316
March 31, 2019	2,746,316
March 31, 2020	2,746,316
March 31, 2021	2,746,316
Thereafter	6,545,135
$20,276,715

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of	As of
	March 31, 2016	June 30, 2015
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the period ended March 31, 2016.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2016	June 30, 2015
Accounts Payable	$1,596,707	$1,514,841
Accrued Liabilities	4,219,562	3,978,435
Accrued Payroll & Taxes	196,737	291,546
Taxes Payable	205,864	22,957
Other Payable	136,089	144,782
Total	$6,354,959	$5,952,561

NOTE 12 – DEBTS

Notes payable and capital leases consisted of the following:

		As of March 31, 2016
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$119,583	$119,583	$-
HSBC Loan	(2)	179,064	179,064	-
Loan Payable Bank	(3)	3,776,792	3,776,792	-
Loan From Related Party	(4)	-	-	-
		4,075,439	4,075,439	-
Subsidiary Capital Leases	(5)	778,432	462,779	315,653
		$4,853,871	$4,538,218	$315,653

		As of June 30, 2015
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$79,872	$79,872	$-
HSBC Loan	(2)	447,161	322,349	124,812
Loan Payable Bank	(3)	2,892,961	2,892,961	-
Loan From Related Party	(4)	129,979	129,979	-
		3,549,973	3,425,161	124,812
Subsidiary Capital Leases	(5)	833,872	471,192	362,680
		$4,383,845	$3,896,353	$487,492

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.49% as of March 31, 2016 and June 30, 2015, respectively.

(2) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of a 51% controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,436,782 for a period of 5 years with monthly payments of £18,420, or approximately $26,466. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against a debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the three and nine months ended March 31, 2016 was $2,243 and $11,254, respectively. Interest expense for the three and nine months ended March 31, 2015 was $7,628 and $37,578, respectively.

This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. As of March 31, 2016, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 400,000,000 or approximately $3,776,792. The interest rate for the loans was 4.5% and 7.5% at March 31, 2016 and June 30, 2015, respectively. Interest expense for the three and nine months ended March 31, 2016 was $31,669 and $109,655, respectively. Interest expense for the three and nine months ended March 31, 2015 was $31,428 and $104,203, respectively.

This facility requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of March 31, 2016, NetSol PK was in compliance with this covenant.

(4) In March 2014, the Company’s subsidiary, VLS, entered into a loan agreement with Investec. The loan amount was £150,000, or approximately $215,517, for a period of two years with annual payments of £75,000, or approximately $107,758. The interest rate was 3.13%. As of March 31, 2016, VLS has paid in full this facility.

(5) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2019. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three and nine months ended March 31, 2016 and 2015.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2016:

Amount
Minimum Lease Payments
Due FYE 3/31/17	$510,192
Due FYE 3/31/18	243,353
Due FYE 3/31/19	91,772
Total Minimum Lease Payments	845,317
Interest Expense relating to future periods	(66,885)
Present Value of minimum lease payments	778,432
Less: Current portion	(462,779)
Non-Current portion	$315,653

NOTE 13 - STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2016, the Company issued 36,250 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $197,363.

During the nine months ended March 31, 2016, the Company issued 21,750 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $110,711.

During the nine months ended March 31, 2016, the Company issued 70,750 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $386,619.

NOTE 14 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:

	# of shares	Weighted Ave Exericse Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value
Outstanding and exercisable, June 30, 2015	708,133	$6.84	1.22	$572,352
Granted	152,024	$4.50
Exercised	(122,024)	$4.40
Expired / Cancelled	(11,000)	$23.41
Outstanding and exercisable, March 31, 2016	727,133	$6.51	0.49	$961,544

WARRANTS:
Outstanding and exercisable, June 30, 2015	163,124	$7.29	1.22	$-
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, March 31, 2016	163,124	$7.29	0.48	$11,084

The following table summarizes information about stock options and warrants outstanding and exercisable at March 31, 2016.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:
$0.10 - $9.90	664,133	0.51	$4.85
$10.00 - $19.90	8,000	0.33	$17.69
$20.00 - $29.90	55,000	0.17	$25.00
Totals	727,133	0.49	$6.51

WARRANTS:
$5.00 - $7.50	163,124	0.48	$7.29
Totals	163,124	0.48	$7.29

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2014	232,000	$3.88
Granted	113,275	$3.26
Vested	(338,608)	$3.60
Unvested, June 30, 2015	6,667	$6.00
Granted	859,000	$5.90
Vested	(141,167)	$5.36
Unvested, March 31, 2016	724,500	$6.00

For the three and nine months ended March 31, 2016, the Company recorded compensation expense of $368,674 and $694,693 respectively. For the three and nine months ended March 31, 2015, the Company recorded compensation expense of $517,068 and $1,119,721 respectively. The compensation expense related to the unvested stock grants as of March 31, 2016 was $4,350,330 which will be recognized during the fiscal years of 2016 to 2019.

OPTIONS

During the nine months ended March 31, 2016, the Company granted 152,024 options to employees with exercise prices of $4.14 to $4.92 per share and expiration dates of 3 to 5 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $145,716 in compensation expense for these options in the accompanying condensed consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model with the following assumptions:

●	Risk-free interest rate - 0.01% - 0.02%

●	Expected life – 3 months - 5 months

●	Expected volatility – 41.65% - 47.89%

●	Expected dividend - 0%

NOTE 15 – CONTINGENCIES

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and certain of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed consolidated amended complaints, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of the Company’s motions, the Court now has dismissed all of plaintiffs’ claims except those related to the scope of the Company’s release of its next generation product, NFS Ascent™, during the narrow proposed class period of October 24, 2013 to November 8, 2013. The Company has filed an answer and affirmative defenses denying the remaining claims. On February 26, 2016, the parties executed a Stipulation of Settlement to fully resolve the consolidated class action lawsuit, and filed a motion seeking the Federal Court’s approval of the settlement. On March 28, 2016, the Court issued an order preliminarily approving the settlement and providing for notice to class members. The Court also scheduled the final settlement approval hearing for June 27, 2016. The Company expects the cost of settlement to be fully covered by its insurers. The Company believes that plaintiffs’ allegations are meritless and, in the event that the Court does not approve the parties’ settlement, it intends to vigorously defend all claims asserted. If the settlement is not approved and the litigation continues, at this stage of the litigation the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company.

On October 27, 2015, a shareholder derivative lawsuit was filed in the California state court entitled McArthur v Ghauri, et al., Case No. BC599020 (Los Angeles, Cty.), naming current and former members of the Company’s board of directors as defendants. The complaint alleges that the defendants breached their fiduciary duties based on the same alleged factual premise as the pending federal securities class action described above. The Company is named as a nominal defendant only and no damages are sought from it. The parties in the California lawsuit recently reached an agreement-in-principle providing for the settlement of that case. The proposed settlement is on the terms and conditions set forth in a Memorandum of Understanding (“MOU”) dated March 16, 2016. Pursuant to the MOU, the parties shall in good faith attempt to present to this Court the appropriate motion(s) for approval of the settlement. The parties are continuing to negotiate and document the terms of the proposed settlement, which is subject to the Court’s approval.

In addition, on December 30, 2015, a virtually identical shareholder derivative lawsuit was filed in Nevada state court, Paulovits v. Ghauri, et al., Case No. CV15-02470 (Washoe Cty.). The Nevada complaint names the same defendants and is based on the same alleged facts as the earlier-filed California case. On April 29, 2016, the Company filed a motion to dismiss or stay the Nevada proceeding on multiple grounds, including that is it duplicative of the first-filed California action. The individual defendants joined in the Company’s motion and also filed a separate motion to dismiss the Nevada complaint for failure to state a claim.

NOTE 16 – OPERATING SEGMENTS

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

The following table presents a summary of identifiable assets as of March 31, 2016 and June 30, 2015:

	As of	As of
	March 31, 2016	June 30, 2015
Identifiable assets:
Corporate headquarters	$2,669,405	$4,896,334
North America	7,564,786	7,162,846
Europe	6,782,459	6,631,945
Asia - Pacific	72,638,531	70,271,209
Consolidated	$89,655,181	$88,962,334

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
Revenues from unaffiliated customers:
North America	$1,739,115	$1,317,971	$4,194,321	$3,908,308
Europe	1,514,370	1,381,156	4,692,125	4,621,071
Asia - Pacific	9,653,000	8,517,643	28,503,771	21,984,976
	12,906,485	11,216,770	37,390,217	30,514,355
Revenue from affiliated customers
Europe	997,474	332,617	1,984,017	864,311
Asia - Pacific	2,069,940	1,524,528	6,096,466	4,275,004
	3,067,414	1,857,145	8,080,483	5,139,315
Consolidated	$15,973,899	$13,073,915	$45,470,700	$35,653,670

Intercompany revenue
Europe	$132,978	$132,013	$375,471	$355,182
Asia - Pacific	1,330,946	1,410,655	4,390,555	3,101,919
Eliminated	$1,463,924	$1,542,668	$4,766,026	$3,457,101

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,160,828)	$(1,709,716)	$(2,991,300)	$(2,552,756)
North America	516,849	137,556	560,664	58,529
Europe	696,437	174,305	537,386	(829,120)
Asia - Pacific	1,104,156	76,683	4,588,799	(1,732,981)
Consolidated	$1,156,614	$(1,321,172)	$2,695,549	$(5,056,328)

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2016	2015
Capital expenditures:
Corporate headquarters	$-	$3,439
North America	57,114	18,815
Europe	333,683	204,481
Asia - Pacific	2,133,068	2,272,579
Consolidated	$2,523,865	$2,499,314

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at March 31, 2016

NetSol PK	33.40%	$10,333,383
NetSol-Innovation	49.90%	3,347,352
VLS, VLSH & VLSIL Combined	49.00%	320,723
Total		$14,001,458

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2015

NetSol PK	34.90%	$11,411,954
NetSol-Innovation	49.90%	2,035,548
VLS, VLHS & VLSIL Combined	49.00%	393,139
Total		$13,840,641

NETSOL TECHNOLOGIES, LIMITED

During the nine months ended March 31, 2016, employees of the NetSol PK exercised 108,000 options of common stock pursuant to employees exercising stock options and NetSol PK received cash $16,744. The Company purchased 1,374,000 shares of common stock of NetSol PK from the open market for $767,397, resulting in an overall decrease in non-controlling interest from 34.90% to 33.40%.

Item 2. Management’s Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and nine months ended March 31, 2016. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2015, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	San Francisco Bay Area
●	Europe	London Metropolitan area
●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing and Sydney

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the nine months ended March 31, 2016. It should be read together with our condensed consolidated financial statements and related notes included herein.

Highlights

A few of NetSol’s major successes achieved in the nine months of fiscal year 2016 were:

●	Signed contract with a long-standing customer to upgrade to NFS Ascent™ in 11 countries and implement NFS Ascent™ in one new country. The contract is currently valued at more than $100 million.

●	Signed NFS Ascent™ contract with UK-based client for approximately $8 million.

●	Signed LeaseSoft contract with UK-based bank with the value of the project and continuing relationship to exceed $2.5 million.

●	Signed a contract in Australia for NFS™, the Company’s legacy system, with contract valued at approximately $1.1 million.

●	Signed two agreements with leading auto captive finance companies in China for the implementation of NFSTM.

●	Went live with NFS AscentTM re-finance system at an Indonesian customer.

●	Upgraded multiple existing clients to new LeasePak modules.

●	NetSol PK signed a collaboration agreement to provide technology services to eeGeo, an interactive 3D mapping company based in the United Kingdom. The eeGeo platform enables businesses to easily visualize complex data sets and location-based services in a 3D mobile experience.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly in the auto and banking markets.

●	China to invest $46 billion in Pakistan on energy and infrastructure projects.

●	According to Reuters, US auto manufactures hit a record 17.5 million units of new car sales in 2015, the highest in a decade.

●	Slowly improving economic environment in the U.K. and major European economies.

●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.

●	NFS’ largest auto market in China remains healthy and robust with continued momentum for growth.

●	According to Deloitte’s 2015 China Auto Finance Report, China’s auto finance penetration rate will reach 50% by 2020.

●	According to a KPMG report, global car sales are rising and forecast to exceed 91 million by 2017.

●	Continued interest from multinational auto captives, global companies and existing clients in NetSol Ascent™.

●	Higher caliber and quality talents joining NetSol, globally.

●	Improved economic and geo political indicators in Pakistan to restore business confidence.

Negative trends:

●	The disruption risk of geopolitical unrest in the Middle East and the global threat of terrorist attacks.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	The threats of conflict between the U.S. and Middle East region could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2016 compared to the Quarter Ended March 31, 2015

Net revenues for the quarter ended March 31, 2016 and 2015 are broken out among the segments as follows:

	2016		2015
	Revenue	%	Revenue	%
North America	1,739,115	10.89%	1,317,971	10.08%
Europe	2,511,844	15.72%	1,713,773	13.11%
Asia-Pacific	11,722,940	73.39%	10,042,171	76.81%
Total	$15,973,899	100.00%	$13,073,915	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended March 31, 2016 and 2015 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2016	%	2015	%
Net Revenues:
License fees	$1,358,469	8.50%	$1,215,201	9.29%
Maintenance fees	3,388,526	21.21%	2,978,587	22.78%
Services	8,159,490	51.08%	7,022,982	53.72%
License fees - related party	484,644	3.03%	-	0.00%
Maintenance fees - related party	28,423	0.18%	43,948	0.34%
Services - related party	2,554,347	15.99%	1,813,197	13.87%
Total net revenues	15,973,899	100.00%	13,073,915	100.00%

Cost of revenues:
Salaries and consultants	5,542,829	34.70%	4,895,515	37.44%
Travel	543,672	3.40%	760,065	5.81%
Depreciation and amortization	1,483,695	9.29%	1,912,492	14.63%
Other	860,868	5.39%	792,737	6.06%
Total cost of revenues	8,431,064	52.78%	8,360,809	63.95%

Gross profit	7,542,835	47.22%	4,713,106	36.05%
Operating expenses:
Selling and marketing	1,896,295	11.87%	1,712,151	13.10%
Depreciation and amortization	321,230	2.01%	551,127	4.22%
General and administrative	3,957,028	24.77%	3,997,186	30.57%
Research and development cost	132,123	0.83%	84,038	0.64%
Total operating expenses	6,306,676	39.48%	6,344,502	48.53%

Income (loss) from operations	1,236,159	7.74%	(1,631,396)	-12.48%
Other income and (expenses)
Loss on sale of assets	14,848	0.09%	6,496	0.05%
Interest expense	(56,070)	-0.35%	(45,234)	-0.35%
Interest income	29,673	0.19%	97,094	0.74%
Gain (loss) on foreign currency exchange transactions	12,955	0.08%	(247,845)	-1.90%
Other income	25,258	0.16%	607,111	4.64%
Total other income (expenses)	26,664	0.17%	417,622	3.19%

Net income (loss) before income taxes	1,262,823	7.91%	(1,213,774)	-9.28%
Income tax provision	(106,209)	-0.66%	(107,398)	-0.82%
Net income (loss)	1,156,614	7.24%	(1,321,172)	-10.11%
Non-controlling interest	(307,135)	-1.92%	(315,073)	-2.41%
Net income (loss) attributable to NetSol	$849,479	5.32%	$(1,636,245)	-12.52%

Revenues

License fees

License fees for the three months ended March 31, 2016, were $1,843,113 compared to $1,215,201 for the three months ended March 31, 2015, reflecting an increase of $627,912. Included in the license fees are licenses provided to related parties of $484,644 for the three months ended March 31, 2016 compared to $nil for the same period last year. During the quarter ended March 31, 2016, we recognized license fees from the NFS Ascent™ projects, which is recognized on the percentage of completion method based on the services delivered to the customer. We have also recognized license revenue for the implementation of our legacy product at a customer site in China and in Australia. In addition, we recognized license revenue related to the delivery of our LeaseSoft product.

Maintenance fees

Maintenance fees for the three months ended March 31, 2016, were $3,416,949 compared to $3,022,535 for the three months ended March 31, 2015, reflecting an increase of $394,414. Included in the maintenance fee are maintenance provided to related parties of $28,423 for the three months ended March 31, 2016 compared to $43,948 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The slight decrease in the maintenance fees is due to exchange rate difference. We anticipate maintenance fees to remain relatively stable until we are able to license NFS Ascent™ to new customers.

Services

Services revenue for the three months ended March 31, 2016 was $10,713,837 compared to $8,836,179 for the three months ended March 31, 2015 reflecting an increase of $1,877,658. Included in the services revenue are services provided to related parties of $2,554,347 for the three months ended March 31, 2016 compared to $1,813,197 for the same period last year. The increase is due to services provided to new customers both for the implementation of the legacy systems and for the implementation of NFS Ascent™ as well as additional services provided to existing customers on account of customization and enhancement requests. Moving forward, with the implementation of new projects of NFS AscentTM, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $7,542,835, for the three months ended March 31, 2016 compared with $4,713,106 for the three months ended March 31, 2015. This is an increase of 60.04% or $2,829,729. The gross profit percentage for the three months ended March 31, 2016 also increased to 47.22% from 36.05% for the three months ended March 31, 2015. The increase in the gross profit is mainly due to the increase in revenues. The cost of sales was $8,431,064 for the three months ended March 31, 2016 compared to $8,360,809 for the three months ended March 31, 2015. As a percentage of sales, cost of sales decreased from 63.95% for the three months ended March 31, 2015 to 52.78% for the three months ended March 31, 2016.

Salaries and consultant fees increased by $647,314 from $4,895,515 for the three months ended March 31, 2015 to $5,542,829 for the three months ended March 31, 2016. The increase in salaries and consultant fees is primarily due to salary increases during 2016. As a percentage of sales, salaries and consultant expense decreased from 37.44% for the three months ended March 31, 2015 to 34.7% for the three months ended March 31, 2016.

Depreciation and amortization expense decreased to $1,483,695 compared to $1,912,492 for the three months ended March 31, 2015, or a decrease of $428,797. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $6,306,676 for the three months ended March 31, 2016, compared to $6,344,502, for the three months ended March 31, 2015, or a decrease of 0.6% or $37,826. As a percentage of sales, it decreased from 48.53% to 39.48%. This slight decrease in operating expenses was a mix of an increase in selling and marketing expenses of $184,144 or 10.76%, a decrease in general and administrative expenses of $40,158 or 1.00% and a decrease in depreciation expense of $229,897 or 41.71%. The increase in selling and marketing expenses is due to the hiring of additional employees and the increase in marketing efforts for NFS AscentTM. The decrease in general and administrative expenses is primarily due to reduction of legal and professional services.

Income (Loss) from Operations

Income from operations was $1,236,159 for the three months ended March 31, 2016, compared to loss of $1,631,396 for the three months ended March 31, 2015. This represents an increase of $2,867,555 for the three months ended March 31, 2016, compared with the three months ended March 31, 2015. As a percentage of sales, net income from operations was 7.74% for the three months ended March 31, 2016, compared to loss of 12.48% for the three months ended March 31, 2015.

Other Income and Expenses

Other income was $26,664 for the three months ended March 31, 2016, compared to $417,622 for the three months ended March 31, 2015. Included in other expense for the quarter ended March 31, 2015, was an exchange loss of $247,845 on foreign currency exchange transactions compared to exchange gain of $12,955 in the current quarter. The Company had also recorded other income arising from sale of terminal business by VLS amounting to $556,142 in the quarter ended March 31, 2015.

Net Income (Loss)

Net income was $849,479 for the three months ended March 31, 2016, compared to a loss of $1,636,245 for the three months ended March 31, 2015. This is an increase of $2,485,724 compared to the prior year. Net income per share, basic and diluted, was $0.08 for the three months ended March 31, 2016, compared to loss per share of $0.17 for the three months ended March 31, 2015.

Nine Months Ended March 31, 2016 compared to the Nine Months Ended March 31, 2015

Net revenues for the nine months ended March 31, 2016 and 2015 are broken out among the segments as follows:

	2016		2015
	Revenue	%	Revenue	%
North America	$4,194,321	9.22%	$3,908,308	10.96%
Europe	6,676,142	14.68%	5,485,382	15.39%
Asia-Pacific	34,600,237	76.09%	26,259,980	73.65%
Total	$45,470,700	100.00%	$35,653,670	100.00%

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2016 and 2015 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2016	%	2015	%
Net Revenues:
License fees	$3,261,514	7.17%	$4,900,469	13.74%
Maintenance fees	9,641,236	21.20%	8,963,240	25.14%
Services	24,487,467	53.85%	16,650,646	46.70%
License fees - related party	484,644	1.07%	-	0.00%
Maintenance fees - related party	218,409	0.48%	237,523	0.67%
Services - related party	7,377,430	16.22%	4,901,792	13.75%
Total net revenues	45,470,700	100.00%	35,653,670	100.00%

Cost of revenues:
Salaries and consultants	15,468,284	34.02%	13,310,632	37.33%
Travel	1,779,134	3.91%	1,772,289	4.97%
Depreciation and amortization	4,419,396	9.72%	5,514,812	15.47%
Other	2,822,347	6.21%	2,129,646	5.97%
Total cost of revenues	24,489,161	53.86%	22,727,379	63.74%

Gross profit	20,981,539	46.14%	12,926,291	36.26%
Operating expenses:
Selling and marketing	5,597,689	12.31%	4,419,466	12.40%
Depreciation and amortization	898,018	1.97%	1,569,903	4.40%
General and administrative	10,859,751	23.88%	11,584,696	32.49%
Research and development cost	362,117	0.80%	230,740	0.65%
Total operating expenses	17,717,575	38.96%	17,804,805	49.94%

Income (loss) from operations	3,263,964	7.18%	(4,878,514)	-13.68%
Other income and (expenses)
Loss on sale of assets	642	0.00%	(74,099)	-0.21%
Interest expense	(196,399)	-0.43%	(165,592)	-0.46%
Interest income	117,084	0.26%	261,091	0.73%
Gain (loss) on foreign currency exchange transactions	(235,291)	-0.52%	(589,707)	-1.65%
Other income	200,256	0.44%	625,650	1.75%
Total other income (expenses)	(113,708)	-0.25%	57,343	0.16%

Net income (loss) before income taxes	3,150,256	6.93%	(4,821,171)	-13.52%
Income tax provision	(454,707)	-1.00%	(235,157)	-0.66%
Net income (loss)	2,695,549	5.93%	(5,056,328)	-14.18%
Non-controlling interest	(1,382,033)	-3.04%	214,888	0.60%
Net income (loss) attributable to NetSol	$1,313,516	2.89%	$(4,841,440)	-13.58%

Revenues

License fees

License fees for the nine months ended March 31, 2016 were $3,746,158 compared to $4,900,469 for the nine months ended March 31, 2015 reflecting a decrease of $1,154,311. Included in the license fees are licenses provided to related parties of $484,644 for the nine months ended March 31, 2016 compared to $nil for the same period last year. During the nine months ended March 31, 2016, we recognized license fees from the NFS Ascent™ projects which is recognized on the percentage of completion method based on the services delivered to the customer. We have also recognized license revenue from two new customers for the implementation of our legacy product at customer site in China and one new customer in Australia. In addition, we recognized license revenue related to the delivery of our LeaseSoft product.

Maintenance fees

Maintenance fees for the nine months ended March 31, 2016, were $9,859,645 compared to $9,200,763, for the nine months ended March 31, 2015, reflecting an increase of $658,822. Included in the maintenance fee are maintenance provided to related parties of $218,409 for the nine months ended March 31, 2016 compared to $237,523 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2015 and into fiscal year 2016. We anticipate maintenance fees to remain relatively stable until we are able to license NFS Ascent™ to new customers.

Services

Services income for the nine months ended March 31, 2016 was $31,864,897 compared to $21,552,438 for the nine months ended March 31, 2015 reflecting an increase of $10,312,459. Included in the services income are services provided to related parties of $7,377,430 for the nine months ended March 31, 2016 compared to $4,901,792 for the same period last year. The increase is due to services provided to new customers both for the implementation of the legacy systems and for the implementation of NFS Ascent™ as well as additional services provided to existing customers on account of customization and enhancement requests. Moving forward, with the implementation of new projects of NFS AscentTM, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $20,981,539, for the nine months ended March 31, 2016 compared with $12,926,291 for the nine months ended March 31, 2015. This is an increase of 62.32% or $8,055,248. The gross profit percentage for the nine months ended March 31, 2016 increased to 46.14% from 36.26% for the nine months ended March 31, 2015. The cost of sales was $24,489,161 for the nine months ended March 31, 2016 compared to $22,727,379 for the nine months ended March 31, 2015. As a percentage of sales, cost of sales decreased from 63.74% for the nine months ended March 31, 2015 to 53.86% for the nine months ended March 31, 2016.

Salaries and consultant fees increased by $2,157,652 from $13,310,632 for the nine months ended March 31, 2015 to $15,468,284 for the nine months ended March 31, 2016. The increase in salaries and consultant fees is due to salary increases during 2016 as well as certain new hires in Thailand, China and Europe. As a percentage of sales, salaries and consultant expense decreased from 37.33% for the nine months ended March 31, 2015 to 34.02% for the nine months ended March 31, 2016.

Depreciation and amortization expense decreased to $4,419,396 compared to $5,514,812 for the nine months ended March 31, 2015, or a decrease of $1,095,416. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $17,717,575 for the nine months ended March 31, 2016 compared to $17,804,805, for the nine months ended March 31, 2015 or a decrease of 0.49% or $87,230. As a percentage of sales, it decreased from 49.94% to 38.96%. The decrease in operating expenses was a mix of an increase in selling and marketing expenses of $1,178,223 or 26.66%, a decrease in general and administrative expenses of $724,945 or 6.26% and a decrease in depreciation expense of $671,885 or 42.80%. The increase in selling and marketing expenses is due to the hiring of additional employees and increased marketing efforts for NFS AscentTM. The decrease in general and administrative expenses is primarily due to reduction of legal and professional services.

Income (Loss) from Operations

Income from operations was $3,263,964 for the nine months ended March 31, 2016 compared to loss of $4,878,514 for the nine months ended March 31, 2015. This represents an increase of $8,142,478 for the nine months ended March 31, 2016 compared with the nine months ended March 31, 2015. As a percentage of sales, net income from operations was 7.18% for the nine months ended March 31, 2016 compared to loss of 13.68% for the nine months ended March 31, 2015.

Other Income and Expenses

Other expense was $113,708 for the nine months ended March 31, 2016 compared to other income of $57,343 for the nine months ended March 31, 2015. Included in other income for the nine months ended March 31, 2015 was an exchange loss of $589,707 on foreign currency exchange transactions compared to $235,291 in the current period. The Company had also recorded other income arising from sale of terminal business by VLS amounting to $556,142 in the nine months ended March 31, 2015.

Net Income (Loss)

Net income was $1,313,516 for the nine months ended March 31, 2016 compared to a net loss of $4,841,440 for the nine months ended March 31, 2015. This is an increase of $6,154,956 compared to the prior year. Net income per share, basic and diluted, was $0.13 and $0.12 for the nine months ended March 31, 2016 compared to loss per share of $0.51 for the nine months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $11,881,159 at March 31, 2016, compared to $14,168,957 at June 30, 2015.

Net cash provided by operating activities was $1,130,801 for the nine months ended March 31, 2016 compared to $2,566,310 for the nine months ended March 31, 2015. At March 31, 2016, we had current assets of $36,127,992 and current liabilities of $14,393,520. We had accounts receivable of $12,539,964 at March 31, 2016 compared to $9,972,243 at June 30, 2015. We had revenues in excess of billings of $8,860,248 at March 31, 2016 compared to $5,267,275 at June 30, 2015. During the nine months ended March 31, 2016, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $6,160,694, from $15,239,518 at June 30, 2015, to $21,400,212 at March 31, 2016. The increase in accounts receivable is due to invoicing for services and maintenance fees to various customers. To some customers, the maintenance fee is invoiced in advance for the year. The amount is recorded in unearned revenue and is recognized as revenue on the time proportionate method. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,354,959 and $4,538,218, respectively at March 31, 2016.

The average days sales outstanding for the nine months ended March 31, 2016 and 2015 were 111 and 96 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities was $3,290,538 for the nine months ended March 31, 2016, compared to $2,866,818 for the nine months ended March 31, 2015. We had purchases of property and equipment of $2,523,865 compared to $2,499,314 for the comparable period last fiscal year. During the nine months ended March 31, 2016, we had purchased 5% interest in a non-affiliated, non-public company for $555,556.

Net cash provided by financing activities was $1,408,254 and $191,301 for the nine months ended March 31, 2016, and 2015, respectively. The nine months ended March 31, 2016 included the cash inflow of $536,380 from the exercising of stock options and warrants compared to $116,400 for the nine months ended March 31, 2015. During the nine months ended March 31, 2016, we had net receipts from bank loans and capital leases of $1,334,285 compared to $nil for the nine months ended March 31, 2015. During the nine months ended March 31, 2016, we had net payments for bank loans and capital leases of $736,405 compared to $3,459,143 for the nine months ended March 31, 2015. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note No. 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2016, we had approximately $11.88 million of cash, cash equivalents and marketable securities of which approximately $8.85 million is held by our foreign subsidiaries. As of June 30, 2015, we had approximately $14.17 million of cash, cash equivalents and marketable securities of which approximately $8.97 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future, and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 400 million ($3.78) which requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2016. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of March 31, 2016, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended March 31, 2016, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and certain of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed consolidated amended complaints, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of the Company’s motions, the Court now has dismissed all of plaintiffs’ claims except those related to the scope of the Company’s release of its next generation product, NFS Ascent™, during the narrow proposed class period of October 24, 2013 to November 8, 2013. The Company has filed an answer and affirmative defenses denying the remaining claims. On February 26, 2016, the parties executed a Stipulation of Settlement to fully resolve the consolidated class action lawsuit, and filed a motion seeking the Federal Court’s approval of the settlement. On March 28, 2016, the Court issued an order preliminarily approving the settlement and providing for notice to class members. The Court also scheduled the final settlement approval hearing for June 27, 2016. The Company expects the cost of settlement to be fully covered by its insurers. The Company believes that plaintiffs’ allegations are meritless and, in the event that the Court does not approve the parties’ settlement, it intends to vigorously defend all claims asserted. If the settlement is not approved and the litigation continues, at this stage of the litigation the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company.

On October 27, 2015, a shareholder derivative lawsuit was filed in the California state court entitled McArthur v Ghauri, et al., Case No. BC599020 (Los Angeles, Cty.), naming current and former members of the Company’s board of directors as defendants. The complaint alleges that the defendants breached their fiduciary duties based on the same alleged factual premise as the pending federal securities class action described above. The Company is named as a nominal defendant only and no damages are sought from it. The parties in the California lawsuit recently reached an agreement-in-principle providing for the settlement of that case. The proposed settlement is on the terms and conditions set forth in a Memorandum of Understanding (“MOU”) dated March 16, 2016. Pursuant to the MOU, the parties shall in good faith attempt to present to this Court the appropriate motion(s) for approval of the settlement. The parties are continuing to negotiate and document the terms of the proposed settlement, which is subject to the Court’s approval.

In addition, on December 30, 2015, a virtually identical shareholder derivative lawsuit was filed in Nevada state court, Paulovits v. Ghauri, et al., Case No. CV15-02470 (Washoe Cty.). The Nevada complaint names the same defendants and is based on the same alleged facts as the earlier-filed California case. On April 29, 2016, the Company filed a motion to dismiss or stay the Nevada proceeding on multiple grounds, including that is it duplicative of the first-filed California action. The individual defendants joined in the Company’s motion and also filed a separate motion to dismiss the Nevada complaint for failure to state a claim.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2016, the Company issued 2,500 shares of common stock to an employee of the Company as part of his compensation. The shares were issued in reliance on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

On March 31, 2016, the Company issued 25,000 shares of common stock to 6 employees of the Company as part of their compensation. The shares were issued in reliance on an exemption from registration under Rule 4(6) of the Securities Act of 1933, as amended.

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

NETSOL TECHNOLOGIES, INC.

Date: May 10, 2016	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date: May 10, 2016	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer