Form 10-K
period 2016-06-30
NETSOL TECHNOLOGIES INC
filed 2016-09-15
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

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

COMMON STOCK, $.01 PAR VALUE

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $73,199,126 based upon the closing price of the stock as reported on NASDAQ Capital Market ($7.76 per share) on December 31, 2015, the last business day of the registrant’s second quarter. As of September 12, 2016, there were 10,737,437 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

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

OUR BUSINESS

Company Business Model

NetSol believes that strong technology solutions with provable returns on investment are required to sell to its globally competitive and mature marketplace. NetSol believes that people are the drivers of success and we invest in hiring, training and retaining top-notch staff to ensure not only successful selling but also the ongoing satisfaction of our clients. Taken together, this “selling and attentive servicing” approach creates a distinctive advantage for NetSol and a unique value for its customers. NetSol continues to underpin this effective business model with a combination of careful cost arbitrage, subject matter expertise, domain experience, scalability and proximity with its global and regional customers.

Niche Market Focus

By specializing in leasing and financing solutions, we have gained footholds in several global locations and a market leading position in the captive auto-finance segment and a growing presence in the general asset finance space.

Subject Matter Expertise

NetSol’s dual expertise in enterprise technology implementation and financial application development has helped it emerge as a global contender in the lease and finance industry, and secure a broad footprint throughout the major markets of North America, Asia Pacific and Europe. The Asia Pacific operating region has particularly benefitted from the organic growth in the fast developing leasing automation industry, which is still nascent by Western standards.

Domain Experience

NetSol has a strong presence in the captive auto-finance domain. With a collective experience of almost two decades in Asia Pacific and over three decades in North America and Europe, NetSol is one of a few global competitors in this niche industry.

Proximity with Global and Regional Customers

The Company has offices across the world, located strategically to maintain close contact and proximity with its customers in various key markets. It has helped in strengthening customer relationships and building a deeper understanding of local market dynamics. Simultaneously, the Company is able to extend services and even development support through a combination of local/onsite and central/off-site resources. This approach allows the Company to offer blended rates to its customers by employing a unique and cost effective global development model.

While our business model is built around the development, implementation and maintenance of our suite of financial applications, under NFS™, NetSol has employed the same facilities and competencies to extend its offerings into related segments, including:

●	IT consulting & services

●	business intelligence

●	information security

●	independent system review

●	outsourcing services and software process improvement consulting

●	maintenance and support of existing systems

●	project management

●	technology/start-up incubation

Our global operation is broken down into three regions: North America, Europe and Asia Pacific. All of the subsidiaries are seamlessly integrated to function effectively with global delivery capabilities, cross selling to multinational asset finance companies, leveraging a centralized marketing and pre-sales organization and a network of employees connected across the globe to support local and global customers and partners.

OUR SOLUTIONS

NetSol Financial Suite™

NetSol’s offerings include its flagship global solution, NFS™. A robust suite of four software applications that is an end-to-end solution for the asset finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract transactions, and including digital channel support with intuitive mobile applications. The four applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing/financing cycle for companies of any size, including those with multi-billion dollar portfolios.

On October 24, 2013, we announced the introduction and release of NFS Ascent™, the Company’s next generation platform, offering a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s™ architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 40 years combined with UX design concepts. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment. At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion dollar lease portfolios in compliance with various regulatory standards. NFS Ascent™, with its distributed and clustered deployment across parallel application and high volume data servers, enables finance companies to process voluminous data in a hyper speed environment.

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. We believe that the transition from NFS™ to NFS Ascent™ allows:

●	Improvement in overall productivity throughout the delivery organization:

●	The features of the integrated Business Process Manager, Workflow Engine and Business Rule Engine, will provide flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

●	The NFS Ascent™ platform and the SOA architecture allow us to develop portals and mobile applications quickly by utilizing our existing services.

●	The n-tier architecture allows us to intelligently distribute processing and eases application maintenance. The loose coupling between various modules and layers reduces the risk of regression in other parts of the system as a result of changes made in one part of the system and follows proven and accepted SOA principles.

●	Improvement in talent acquisition and retention:

●	Because NFS Ascent™ has been developed using the latest technologies and tools available in the market, it is helping us in attracting and retaining top engineers.

●	Better customer satisfaction:

●	As a result of the powerful NFS Ascent™ platform and improvement in the talent pool, the quality of our deliverables have increased.

NFS™ and NFS Ascent™ have the following as their constituent applications:

Loan Origination System (LOS)

Point of Sale (POS)

POS is a front office processing system for companies in the financial sector. It provides a quotation system which also incorporates a simulation for all kinds of financial products using a powerful built-in loan calculator.

Credit Application Processing System (CAP)

CAP provides companies in the financial sector with an environment to handle the incoming credit applications from dealers, agents, brokers and the direct sales force. CAP automatically gathers information from different interfaces like credit rating agencies, evaluation guides, and contract management systems and gives the applications a score against a user defined point scoring system. This automated workflow permits the credit team members to make their decisions more quickly and accurately. CAP is a database independent online system developed in Microsoft’s .Net framework. It can be run from any computer system with normal specifications, which is a key benefit for clients.

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

Mobile Account

The powerful mAccount is a self-service mobile solution. It empowers the dealer with a commanding backend system and allows the customer to setup a secured account and view information 24/7 to keep track of contract status, reducing inbound calls for customer queries and improving turnaround time for repayments.

Mobile Point of Sale

The application mPOS is a web and mobile enabled platform featuring a customizable home screen dashboard along with multiple quotation, application submission, work queues and detailed reporting to empower dealer networks in making the right decisions at the right time, in turn optimizing productivity.

Mobile Dealer

Mobile Platform mDealer provides more visibility and control over inventories – with minimal effort. Dealers can view their use of floor plan facility, stock status and financial conditions, while entering settlement requests or relocating assets.

Mobile Auditor

The mAuditor schedules visits, records audit exceptions and tracks assets for higher levels of transparency, in real time.

Mobile Field Investigator

By using Mobile Field Investigator (mFI), the applicant has access to powerful features that permit detailed verification on the go. The application features a reporting dashboard that displays progress stats, action items and latest notifications, enabling the client to achieve daily goals while tracking performance.

Regional NFS™ Offerings

While NFS Ascent™ is designed to be a truly global solution ready for customization in any market, the Company has historically provided products tailored to various markets. As such, we offer the following additional regional products:

LeasePak

In North America, NetSol Technologies Americas, Inc. (NTA) has and continues to develop the LeasePak CMS product. LeasePak streamlines the lease management lifecycle, while maintaining customer service and reducing operating costs. It is web-enabled and can be configured to run on HP-UX, SUN/Solaris or Linux, as well as for SQL Server, Oracle and Sybase users. It is scalable from a basic offering to a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and varying complexity of operations. It is part of the vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. It handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options and asset disposition. It is also integrated with Vertex Series O.

LeasePak-SaaS

NTA also offers the LeasePak Software-as-a-Service (“Saas”) business line, which provides high performance with a reduced total cost of ownership. SaaS offers a proven deployment option whereby customers only require access to the internet to use the software. With an elastic cloud price, revenue stream predictability and improved return on investment for customers, management believes that its SaaS customers will experience the performance, the reliability and the speed usually associated with a highly scalable private cloud. LeasePak-SaaS targets small and mid-sized leasing and finance companies.

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

Implementation Process

The implementation process can span from three to eighteen months depending upon the complexity and scope. The implementation process also includes related software services such as configuration, data migration, training and any other additional third party interfaces. Even after implementation, customers seek enhancements and additions to improve their business processes. NetSol charges these efforts in a man-day rate. Post implementation, NetSol consultants may remain at the client site to assist the customer in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all of the above steps is priced to bring value to our customers and increase our profitability from our interactions.

Pricing and Revenue Streams

The Company’s revenue streams occur through the following three main areas:

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

Joint Ventures

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with 1insurer (formerly the Innovation Group) forming NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company. NetSol-Innovation provides support services enabling 1insurer to scale solution delivery operations in key growth markets. NetSol-Innovation operations are centered in NetSol’s delivery center in Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding. The outsourcing model between 1insurer and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance, technical communication, research and development regarding its insurance platform, client support as well as project management for development of software for 1insurer.

Initiated with a 10-person outsourcing team in Lahore in February 2005, this arrangement has extended to over 200 persons with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from 1insurer. Currently, prominent 1insurer’s customers being serviced from Lahore include GuideOne USA, Homesite USA, UPC USA and MDU UK.

Virtual Lease Services

Virtual Lease Services (VLS) is a joint venture partnership with NTE and Investec Bank. NetSol owns a majority of the venture. VLS provides an asset finance services proposition complementing our core solutions offerings. VLS provides three core services, covering business process outsourcing (BPO), provision of standby servicing to the securitization markets, and audit services. The cornerstone of VLS’s range of services is the BPO offering which provides portfolio management to a range of businesses, including start-ups, growth businesses, and those in run down mode. The BPO service also supports portfolio acquirers. VLS carries a Fitch ABS Primary Servicer Rating of “ABPS3”, upgraded from “ABPS3-” in October 2014.

Alliances

Daimler Financial Services (“DFS”) Asia Pacific has established an “Application Support Centre (ASC)” in Singapore to facilitate the regional companies in NFS™ related matters. This ASC is powered by highly qualified technical and business personnel. ASC, in conjunction with our Asia Pacific Region, are supporting DFS companies in seven different countries in Asia and this list can increase as other DFS companies from other countries also opt for NFS™. In July 2008, the Company entered into a Frame Agreement with Daimler Financial Services AG (“DFS”) for the Asia Pacific and Africa regions. This agreement was renewed in October 2010 for an additional 3year term and renewed again in 2013. The agreement serves as a base line for use of the NFS™ products by DFS companies and affiliated companies.

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

To encourage all employees to build on our core values, we reward teamwork and promote individuals that demonstrate these values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based. NetSol is an equal opportunity employer with the largest concentration of female employees in Lahore, Pakistan and our U.S. headquarters.

NetSol believes it should give back to the community and employees as much as possible. Certain of our subsidiaries are located in regions where basic services are not readily available. Where possible, NetSol acts to not only improve the quality of life of its employees but also the standard of living in these regions. Examples of such programs are:

●	Humanitarian Relief - We are all aware of the devastation that can be wrought by natural disasters. NetSol has historically supported earthquake and flood relief where the need is the greatest.

●	Literacy Program - launched to educate low paid illiterate employees of the organization. The main objective of this program is to enable these resources to acquire basic reading, writing and arithmetic skills.

●	Noble Cause Fund - A noble cause fund has been established to meet medical and education expenses of the children of low paid employees. NetSol employees voluntarily contribute a fixed amount every month to the fund and the Company matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals, outside NetSol.

●	Day Care Facility - NetSol’s human resources are its key assets and thus the Company takes numerous steps to ensure the provision of basic comforts to its employees. In Pakistan, the provision of outside pre-school child care is a rarity. With this in mind, a child day care facility has been created in close proximity to NetSol offices providing employees with peace of mind knowing their children are nearby and being taken care of by qualified staff in a child friendly facility.

●	Preventative Health Care Program - In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid and Flu on a routine basis.

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

As of June 30, 2016, we had approximately 1,630 employees; comprised of 1,235 IT project and technical personnel; and 395 non-IT personnel. The IT project and technical personnel include 840 employees dedicated to NFS and NFS Ascent™, 197 employees dedicated to the joint venture with 1insurer and 125 employees supporting the regional offerings as well as IT consulting and services. None of our employees are subject to a collective bargaining agreement.

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

Customers

NetSol customers include world renowned auto manufacturers through their finance arms and large regional banks. In addition, NetSol provides offshore development and testing services to 1insurer, formerly Innovation Group Plc UK, and their blue chip global insurance customers through the NetSol-Innovation joint venture, which contributes about 12.64% of NetSol’s revenues. NetSol is also a strategic business partner for Daimler (which consists of a group of many companies in different countries), which accounts for 19.96% of our revenue.

Global Operations and Geographic Data

The Company divides its operations into three regions: the Americas, Europe and Asia Pacific. The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

The Americas

At NTA, Mr. Jeffrey Bilbrey, formerly a NetSol Technologies Inc. independent board member for three years and also Vice President at Majesco Software and Services, joins us as President. Mr. Bilbrey has vacated his board position for this role and brings 24 years of software product management, consulting services delivery and technology business operations leadership to NTA. His focus will be to expand the presence of NetSol in the Americas region while assuring elevated service levels to all existing clients.

Operations continue to be led by Farooq Ghauri. Mr. Farooq Ghauri is a technology industry expert with an 11 year proven track record in driving the rapid expansion of an industry leading global software organization. He has been working in NTA since 2008 as an active member of the management team. He has worked in NetSol’s Pakistan, China, Australia, Thailand and US offices providing him with the complete understanding of NetSol’s global operations in an industry that is rapidly expanding and changing.

Europe

NTE is led by Tim O’Sullivan as Managing Director and by Paul Stevens as CIO Europe. Both Paul and Tim have a wealth of industry expertise and domain knowledge and are now building a team with extensive capability to service the needs of the European Market.

VLS is led by Louise Ikonomides. As Managing Director and founding shareholder of VLS, Ms. Ikonomides has been with VLS since its inception in 1999.

Asia Pacific Region

NetSol Technologies, Ltd., a majority owned subsidiary of the parent company is located in Lahore, Pakistan and is headed by Salim Ghauri as its CEO. Mr. Ghauri is a co-founder of NetSol Technologies and has been with the Company since 1996.

NetSol Beijing is headed by Umar Qadri as President. Mr Qadri has been with NetSol for over five years where he has gained valuable experience in both technology and management.

The Global Sales Division is headed by Naeem Ghauri as President of Sales from the NetSol Thai offices located in Bangkok, Thailand. Mr. Naeem Ghauri has been with NetSol since 1999 and has over 27 combined years of experience in business and IT. He is also a member of the board of directors of the parent Company.

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

Our Asia Pacific Region accounted for approximately 75% of our revenues in 2016 and our North America and European regions together accounted for approximately 25% of our revenues in 2016. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 17 of Notes to Consolidated Financial Statements under Item 8.

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

Governmental Approval and Regulation

Current Company operations do not require specific governmental approvals. Like all companies, including those with multinational subsidiaries, we are subject to the laws of the countries in which the Company maintains subsidiaries and conducts operations. Pakistani law allows a tax exemption on income from exports of IT services and products up to 2018. While foreign based companies may invest in Pakistan, repatriation of their investment, in the form of dividends or other methods, requires approval of the State Bank of Pakistan.

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

ITEM 1A - RISK FACTORS

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and perhaps increased regulatory complexities. These changes may adversely affect our operations and financial results.

ITEM 2 - PROPERTIES

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

ITEM 3 - LEGAL PROCEEDINGS

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and certain of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed consolidated amended complaints, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of the Company’s motions, the Court dismissed all of plaintiffs’ claims except those related to the scope of the Company’s release of its next generation product, NFS Ascent™, during the narrow proposed class period of October 24, 2013 to November 8, 2013. The Company filed an answer and affirmative defenses denying the remaining claims. On February 26, 2016, the parties executed a Stipulation of Settlement to fully resolve the consolidated class action lawsuit, and filed a motion seeking the Federal Court’s approval of the settlement. On March 28, 2016, the Court issued an order preliminarily approving the settlement and providing for notice to class members. Following class notice and hearing, the Court issued an order granting the motion for final approval of the settlement and plan of allocation and motion for an award of attorneys’ fees and case expenses on July 1, 2016. The Court’s Judgment approving the settlement on the terms set forth in the Stipulation of Settlement was signed on July 2, 2016. The cost of the settlement was covered by the Company’s insurers.

On October 27, 2015, a shareholder derivative lawsuit was filed in the California state court entitled McArthur v Ghauri, et al., Case No. BC599020 (Los Angeles, Cty.), naming current and former members of the Company’s board of directors as defendants. The complaint alleges that the defendants breached their fiduciary duties based on the same alleged factual premise as the pending federal securities class action described above. The Company is named as a nominal defendant only and no damages are sought from it. On March 16, 2016, the parties in the California lawsuit reached an agreement-in-principle providing for the settlement of that case. The proposed settlement is on the terms and conditions set forth in a Memorandum of Understanding (“MOU”).

On December 30, 2015, a virtually identical shareholder derivative lawsuit was filed in Nevada state court, Paulovits v. Ghauri, et al., Case No. CV15-02470 (Washoe Cty.). The Nevada complaint names the same defendants and is based on the same alleged facts as the earlier-filed California case. On April 29, 2016, the Company filed a motion to dismiss or stay the Nevada proceeding on multiple grounds, including that is it duplicative of the first-filed California action. On May 23, 2016, pursuant to the parties’ stipulation, the Nevada court ordered that matter to be stayed for a period of one year.

On June 15, 2016, the parties in the California and the Nevada cases jointly executed a Stipulation and Agreement of Settlement of Derivative Claims, which is intended to fully resolve both cases. Pursuant to the stipulation and subject to the court’s approval, the Company has agreed to adopt or maintain certain corporate governance measures, and has agreed to cause its insurers to pay plaintiff counsel’s fees and expenses in an aggregate amount not to exceed $175,000. On June 16, 2016, the California plaintiff filed a motion for preliminary approval of the derivative settlement. The motion is scheduled to be heard by the California court on October 25, 2016.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

(a) MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of NetSol Technologies, Inc. is listed and traded on NASDAQ Capital Market under the ticker symbol “NTWK”.

The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the NASDAQ for each quarter during the last two fiscal years.

Fiscal Year 2016	High	Low
First Quarter	$5.66	$4.20
Second Quarter	$9.50	$4.50
Third Quarter	$8.20	$6.02
Fourth Quarter	$7.46	$5.40

Fiscal Year 2015	High	Low
First Quarter	$4.19	$2.68
Second Quarter	$4.5	$2.81
Third Quarter	$6.4	$3.91
Fourth Quarter	$6.5	$5.05

RECORD HOLDERS - As of September 12, 2016, the number of holders of record of the Company’s common stock was 166.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	610,133	(1)	$4.90	(2)	642,095	(3)
Equity Compensation Plans not approved by Security holders	None		None		None
Total	610,133		$4.90		642,095

(1)	Consists of 1,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 53,462 under the 2005 Incentive and Nonstatutory Stock Option Plan; 130,000 under the 2011 Incentive and Nonstatutory Stock Option Plan; and 425,671 under the 2013 Incentive and Nonstatutory Stock Option Plan.

(2)	The weighted average exercise price of the options is $4.90.

(3)	Represents 2,595 available for issuance under the 2013 Incentive and Nonstatutory Stock Option Plan and 639,500 under the 2015 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the year ended June 30, 2016. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlights for 2015-2016 were:

●	Signed a contract with a long-standing customer to upgrade to NFS Ascent™ in 11 countries and implement NFS Ascent™ in one new country. The contract is currently valued at more than $100 million. The implementations include China, Japan, Australia, South.Korea, Singapore, New Zealand, India, Thailand, Hong Kong, Malaysia, Taiwan and South Africa.

●	Signed NFS Ascent™ contract with UK-based Tier 1 client for approximately $8 million.

●	Signed LeaseSoft contract with UK-based bank with the value of the project and continuing relationship to exceed $2.5 million.

●	Signed a contract in Australia for NFS™, the Company’s legacy system, with contract valued at approximately $1.1 million.

●	Signed five agreements with leading auto captive finance companies in China for the implementation of NFS™ valued at over $4 million.

●	Went live with NFS Ascent™ re-finance system for a major Japanese multi-national bank with an Indonesian subsidiary.

●	Completed multiple implementations in the Asia Pacific region and went live with one of the largest valued NFS legacy systems.

●	Upgraded an existing Tier 1 multi-national auto captive finance client to the new LeasePak modules in the U.S.

●	Implemented first mobility solution with MotoLease, a U.S. based power sports equipment lease company.

●	Upgraded and enhanced the infrastructure at our global delivery center in in Lahore, Pakistan.

●	Created Nspire, a new division established to promote new ideas and innovations. NSpire is an incubator to allow entrepreneurs to build new and pioneering concepts that would build some diversification and strong value proposition for NetSol.

●	Signed a collaboration agreement to provide technology services to eeGeo, an interactive 3D mapping company based in the United Kingdom. The eeGeo platform enables businesses to easily visualize complex data sets and location-based services in a 3D mobile experience.

●	Continued to execute our vision by investing in senior management roles in the Americas, Europe and China as follows:

Appointed Jeffrey Bilbrey, a 20 year plus leader in the IT industry, as President of NetSol Technologies Americas, as well as the addition of additional talents in sales, client relations and in the product group.

Promoted Mr. Tim Sullivan, a 25 year plus executive in the asset finance space, to Managing Director, NTE.

Hired Mr. Iwan Spillebeen as Head of System Development Practices for the Bangkok and Lahore offices. He brings 25 years of industry experience that will assist NetSol with implementations of advanced processes and systems in the global delivery center.

Appointed Mr. Umar Qadri as President of NetSol China.

Hired Mr. Fawad Khan, a 20 years plus veteran in IT and Software industry to head up the NetSol delivery center in Lahore.

Our success, in the near term, will depend in large part on the Company’s ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals; (c) make progress in the North American and European markets and, (d) continue to increase sales and marketing efforts in every market we operate.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The growth strategy contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Build strong C-level executive teams in each key location to execute our long term strategy.

●	Continue to advance infrastructure and systems in Lahore, Bangkok, Beijing and Los Angeles locations.

●	Strengthen the NetSol brand in the Americas and Europe and further penetrate the APAC markets such as China, Thailand, Indonesia, Australia and New Zealand.

●	Develop the sales and delivery capabilities for the Americas markets, in particular the growth in the U.S. auto and banking sectors.

●	Maximize penetration into new and existing smaller markets by increasing the sales activities for our legacy version of NFS™ in emerging markets in Latin America, APAC, and the Middle Eastern regions where the legacy product is better suited to middle market companies with limited IT budgets yet growing leasing volumes.

●	Maintain the quality of our delivery, after delivery support, and client relationships.

●	Further penetration of NFS Ascent™ into the leasing and financing sectors in China, APAC, Europe and North America by focusing on multi-national auto captive Fortune 500 companies.

●	Continue to develop new tools, systems and processes, such as JIRA and the Agile frame work to further enhance productivity, efficiencies and operating margins.

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

Growth in North America is expected to come from the huge potential market for replacement of legacy systems. NFS Ascent™ is aimed at providing a highly flexible solution based on the latest technology and advanced architecture for the North American customers looking to replace their legacy systems. We believe that NFS Ascent™ can provide substantial competitive disruption to the market’s lagging technology provided by incumbent vendors. The existing customer base may also represent latent demand for increased service and maintenance revenues by offering business process optimization, customization and upgrade services.

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

Growth in NetSol’s traditionally strong base in Asia Pacific is expected through diversification across market segments to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and maintenance revenues by offering enhanced features and new solutions to emerging customer needs. In addition, there is a potential for NFS AscentTM in Asia Pacific in the form of existing customers who are looking for replacement of their current system.

In China, NetSol is a leader in the leasing and finance enterprise solution domain. With this position, NetSol continues to enjoy demand for the current NFS™ solution, as well as NFS Ascent™. NetSol will continue strengthening its position within existing multinational auto manufacturers, as well as, local Chinese captive finance and leasing companies. The Chinese auto leasing market is young and low on consumer penetration in comparison with the giant U.S. market. We see a tremendous opportunity to grow demand for our products widely and in new markets in China such as Shanghai.

In Thailand, NetSol established a proximity delivery and client service center. NetSol Thai operation is the hub for NetSol Global markets and directly supports all APAC markets including China and Australia. Our operation in Bangkok serves a very robust and growing market for leasing companies and regional banks.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly auto and banking markets.

●	Robust Chinese markets as asset based leasing and finance sector are far from maturity levels.

●	Latin American markets, primarily in Mexico, remain largely untapped.

●	Pakistan economy growth in gross domestic product reached 4.24% in 2015, according to the Pakistan Bureau of Statistics; and improved credit ratings by Bloomberg, S&P, Moody’s and Forbes Pakistan security and geopolitical environment has improved.

●	China to invest $46 billion in Pakistan on energy and infrastructure projects.

●	Continuous strong U.S. auto sales in excess of 17 million units in 2016 according to Auto news.com.

●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.

●	Continued interest from Fortune 500 multinational auto captives and global companies in NetSol Ascent™.

●	Continued interest from existing clients in the NFS™ legacy systems.

●	Growing demand for NFS Ascent™ by existing tier one auto captive clients.

●	Higher caliber and quality talent joining NetSol, globally.

●	Employee turnover is contained to 10% level in 2016 from 20+% in 2014.

Negative trends:

●	Growing Global terrorism and extremism primarily in European countries.

●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	The threats of conflict between the U.S. and Middle Eastern region could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

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

REVENUE RECOGNTION

The Company derives revenues from the following sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) maintenance, which includes post contract customer support.

The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. Delivery is considered to have occurred upon electronic transfer of the license key that provides immediate availability of the product to the purchaser. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company reports.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

Revenue from consulting services is recognized as the services are performed for time-and-materials contracts. Revenue from training and development services is recognized as the services are performed.

Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, typically one year.

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

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2016 COMPARED TO THE YEAR ENDED JUNE 30, 2015

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2016 and 2015 as a percentage of revenues.

	For the Year
	Ended June 30,
	2016	%	2015	%
Net Revenues:
License fees	$6,352,441	9.84%	$6,328,989	12.40%
Maintenance fees	13,310,591	20.62%	12,196,073	23.89%
Services	32,288,229	50.02%	24,827,822	48.64%
License fees - related party	1,616,138	2.50%	-	0.00%
Maintenance fees - related party	365,772	0.57%	395,951	0.78%
Services - related party	10,617,022	16.45%	7,299,743	14.30%
Total net revenues	64,550,193	100.00%	51,048,578	100.00%

Cost of revenues:
Salaries and consultants	21,789,329	33.76%	19,859,684	38.90%
Travel	2,334,019	3.62%	2,374,864	4.65%
Depreciation and amortization	5,926,969	9.18%	8,336,857	16.33%
Other	3,698,290	5.73%	3,020,107	5.92%
Total cost of revenues	33,748,607	52.28%	33,591,512	65.80%

Gross profit	30,801,586	47.72%	17,457,066	34.20%
Operating expenses:
Selling and marketing	7,823,916	12.12%	6,092,530	11.93%
Depreciation and amortization	1,225,170	1.90%	2,006,957	3.93%
General and administrative	14,965,016	23.18%	14,208,493	27.83%
Research and development cost	485,783	0.75%	314,892	0.62%
Total operating expenses	24,499,885	37.95%	22,622,872	44.32%

Income (loss) from operations	6,301,701	9.76%	(5,165,806)	-10.12%
Other income and (expenses)
Loss on sale of assets	23,930	0.04%	(64,598)	-0.13%
Interest expense	(264,511)	-0.41%	(166,962)	-0.33%
Interest income	161,794	0.25%	331,432	0.65%
Gain (loss) on foreign currency exchange transactions	(738,158)	-1.14%	(453,770)	-0.89%
Other income	224,931	0.35%	684,030	1.34%
Total other income (expenses)	(592,014)	-0.92%	330,132	0.65%

Net income (loss) before income taxes	5,709,687	8.85%	(4,835,674)	-9.47%
Income tax provision	(652,546)	-1.01%	(413,498)	-0.81%
Net income (loss)	5,057,141	7.83%	(5,249,172)	-10.28%
Non-controlling interest	(1,654,380)	-2.56%	(299,646)	-0.59%
Net income (loss) attributable to NetSol	$3,402,761	5.27%	$(5,548,818)	-10.87%

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 17 “Segment Information and Geographic Areas” within the Notes to the Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

			Favorable	Favorable	Total
			(Unfavorable)	(Unfavorable)	Favorable
	For the Year		Change in	Change due to	(Unfavorable)
	Ended June 30,		Constant	Currency	Change as
	2016	2015	Currency	Fluctuation	Reported

Net Revenues:	64,550,193	51,048,578	14,466,060	(964,445)	13,501,615

Cost of revenues:	33,748,607	33,591,512	(1,232,904)	1,075,809	(157,095)

Gross profit	30,801,586	17,457,066	13,233,156	111,364	13,344,520

Operating expenses:	24,499,885	22,622,872	(2,748,731)	871,718	(1,877,013)

Income (loss) from operations	6,301,701	(5,165,806)	10,484,425	983,082	11,467,507

Net revenues for the years ended June 30, 2016 and 2015 by segment are as follows:

	2016		2015
	Revenue	%	Revenue	%
North America	$5,464,740	8.47%	$5,535,183	10.84%
Europe	10,670,117	16.53%	7,359,204	14.42%
Asia-Pacific	48,415,336	75.00%	38,154,191	74.74%
Total	$64,550,193	100.00%	$51,048,578	100.00%

Revenues

License fees

License fees for the year ended June 30, 2016 were $7,968,579 compared to $6,328,989 for the year ended June 30, 2015 reflecting an increase of $1,639,590 with a change in constant currency of $1,878,542. Included in the license fees are licenses provided to related parties of $1,616,138 for the year ended June 30, 2016 compared to $nil for the same period last year. During the fiscal year ended June 30, 2016, we increased our license revenues through sales of our regional offerings in the U.S. and the U.K., our continued sales of our NFS legacy product, and sales of our NFS Ascent™ product.

Maintenance fees

Maintenance fees for the year ended June 30, 2016 were $13,676,363 compared to $12,592,024 for the year ended June 30, 2015 reflecting an increase of $1,084,339 with a change in constant currency of $1,306,679. Included in the maintenance fees are maintenance provided to related parties of $365,772 for the year ended June 30, 2016 compared to $395,951 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2015 and into fiscal year 2016. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Services

Services income for the year ended June 30, 2016 was $42,905,251 compared to $32,127,565 for the year ended June 30, 2015 reflecting an increase of $10,777,686 with a change in constant currency of $11,280,839. Included in the services revenue are services provided to related parties of $10,617,022 for the year ended June 30, 2016 compared to $7,299,743 for the same period last year. The increase is due to services provided to new customers both for the implementation of the legacy systems and for the implementation of NFS Ascent as well as additional services provided to existing customers for customization and enhancement requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process. Moving forward, with the implementation of new projects of NFS AscentTM, we anticipate this element of our revenue to increase more compared to the license fee.

Gross Profit

The gross profit was $30,801,586, for the year ended June 30, 2016 as compared with $17,457,066 for the year ended June 30, 2015. This is an increase of $13,344,520 with an increase in constant currency of 13,233,156. The gross profit percentage for the year ended June 30, 2016 also increased to 47.7% from 34.2% for the year ended June 30, 2015. The cost of sales was $33,748,607 for the year ended June 30, 2016 compared to $33,591,512 for the year ended June 30, 2015 for an increase of $157,095 and on a constant currency basis an increase of $1,075,809. As a percentage of sales, cost of sales decreased from 65.8% for the year ended June 30, 2015 to 52.3% for the year ended June 30, 2016.

Salaries and consultant fees increased by $1,929,645 from $19,859,684 for the year ended June 30, 2015 to $21,789,329 for the year ended June 30, 2016 and on a constant currency basis increased $2,627,015. The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China, UK and North America as we anticipate new projects associated with NFS Ascent™. In order to prepare for growth with our new product NFS AscentTM, we have continued to focus on hiring technical personnel. We had 1,042, 1,195 and 1,234 technical employees as of June 30, 2014, 2015 and 2016, respectively. As a percentage of sales, salaries and consultant expense decreased from 38.9% for the year ended June 30, 2015 to 33.8% for the year ended June 30, 2016.

Depreciation and amortization expense decreased to $5,926,969 compared to $8,336,857 for the year ended June 30, 2015 or a decrease of $2,409,888 and on a constant currency basis a decrease of $2,229,716. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $24,499,885 for the year ended June 30, 2016 compared to $22,622,872, for the year ended June 30, 2015 for an increase of 8.3% or $1,877,013 and on a constant currency basis an increase of 12.2% or $2,748,731. As a percentage of sales, it decreased from 44.3% to 38.0%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $1,731,386 or 28.4% and on a constant currency basis an increase of $2,106,262 or 34.6%.

The increase in selling and marketing expenses is due to the increase in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $14,965,016 for the year ended June 30, 2016 compared to $14,208,493 at June 30, 2015 or an increase of $756,523 or 5.3% and on a constant currency basis an increase of $1,198,376 or 8.4%. During the year ended June 30, 2016, salaries increased by approximately $525,719 or $756,103 on a constant currency basis due to the increase in the number of employees, annual raises, share grants, cash bonuses and options; other general and administrative expenses decreased by approximately $208,822 or $13,754 on a constant currency basis; professional services decreased by approximately $233,005 or $211,302 on a constant currency basis due to the reduction in legal fees; bad debt expense increased by approximately $672,631 or $677,329 on a constant currency basis. During the fiscal year ended June 30, 2015, we decreased our allowance for doubtful accounts and recorded a negative bad debt expense of $434,928 and during the year ended June 30, 2016, we recorded the expense of $237,703.

Income/Loss from Operations

Income from operations was $6,301,701 for the year ended June 30, 2016 compared to loss of $5,165,806 for the year ended June 30, 2015. This represents an increase of $11,467,507 with an increase of $10,484,425 on a constant currency basis for the year ended June 30, 2016 compared with the year ended June 30, 2015. As a percentage of sales, net income from operations was 9.76% for the year ended June 30, 2016 compared to loss of 10.12% for the year ended June 30, 2015.

Net Income/Loss

Net income was $3,402,761 for the year ended June 30, 2016 compared to a loss of $5,548,818 for the year ended June 30, 2015. This is an increase of $8,951,579 compared to the prior year. For the year ended June 30, 2016, net income per share was $0.33 and $0.32 for basic and diluted shares, respectively. For the year ended June 30, 2015, net loss per share was $0.57 for basic and diluted shares.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of adjusted EBITDA and adjusted EBITDA per basic and diluted share meet the definition of a non-GAAP financial measure.

We define the non-GAAP measures as follows:

●	EBITDA is GAAP net income before net interest expense, income tax expense, depreciation and amortization.

●	Non-GAAP adjusted EBITDA is EBITDA less stock-based compensation expense.

●	Adjusted EBITDA per basic and diluted share – Adjusted EBITDA allocated to common stock divided by the weighted average shares outstanding and diluted shares outstanding.

We use non-GAAP measures internally to evaluate the business and believe that presenting non-GAAP measures provides useful information to investors regarding the underlying business trends and performance of our ongoing operations as well as useful metrics for monitoring our performance and evaluating it against industry peers. The non-GAAP financial measures presented should be used in addition to, and in conjunction with, results presented in accordance with GAAP, and should not be relied upon to the exclusion of GAAP financial measures. Management strongly encourages investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure in evaluating the Company.

The non-GAAP measures reflect adjustments based on the following items:

EBITDA: We report EBITDA as a non-GAAP metric by excluding the effect of net interest expense, income tax expense, depreciation and amortization from net income because doing so makes internal comparisons to our historical operating results more consistent. In addition, we believe providing an EBITDA calculation is a more useful comparison of our operating results to the operating results of our peers.

Stock-based compensation expense: We have excluded the effect of stock-based compensation expense from the non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA per basic and diluted share calculations. Although stock-based compensation expense is calculated in accordance with current GAAP and constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because it is not an expense which generally requires cash settlement by NetSol, and therefore is not used by us to assess the profitability of our operations. We also believe the exclusion of stock-based compensation expense provides a more useful comparison of our operating results to the operating results of our peers.

Non-controlling interest: We add back the non-controlling interest in calculating gross adjusted EBITDA and then subtract out the income taxes, depreciation and amortization and net interest expense attributable to the non-controlling interest to arrive at a net adjusted EBITDA.

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the years ended June 30, 2016 and 2015 are as follows:

	Year	Year
	Ended	Ended
	June 30, 2016	June 30, 2015

Net Income (loss) before preferred dividend, per GAAP	$3,402,761	$(5,548,818)
Non-controlling interest	1,654,380	299,646
Income taxes	652,546	413,498
Depreciation and amortization	7,152,139	10,343,814
Interest expense	264,511	166,962
Interest (income)	(161,794)	(331,432)
EBITDA	$12,964,543	$5,343,670
Add back:
Non-cash stock-based compensation	1,533,209	1,997,637
Adjusted EBITDA, gross	$14,497,752	$7,341,307
Less non-controlling interest (a)	(4,356,858)	(4,008,592)
Adjusted EBITDA, net	$10,140,894	$3,332,715

Weighted Average number of shares outstanding
Basic	10,391,157	9,728,122
Diluted	10,584,835	9,767,657

Basic adjusted EBITDA	$0.98	$0.34
Diluted adjusted EBITDA	$0.96	$0.34

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$1,654,380	$299,646
Income Taxes	146,450	178,689
Depreciation and amortization	2,388,098	3,442,235
Interest expense	81,189	51,023
Interest (income)	(41,565)	(98,638)
EBITDA	$4,228,552	$3,872,955
Add back:
Non-cash stock-based compensation	128,306	135,637
Adjusted EBITDA of non-controlling interest	$4,356,858	$4,008,592

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $11,557,527 at June 30, 2016, compared to $14,168,957 at June 30, 2015.

Net cash provided by operating activities was $1,659,036 for the year ended June 30, 2016 compared to $5,078,282 for the year ended June 30, 2015. At June 30, 2016, we had current assets of $40,451,826 and current liabilities of $15,230,392. We had accounts receivable of $15,382,407 at June 30, 2016 compared to $9,972,243 at June 30, 2015. We had revenues in excess of billings of $11,297,264 at June 30, 2016 compared to $5,267,275 at June 30, 2015. During the year ended June 30, 2016, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $11,440,153 from $15,239,518 at June 30, 2015 to $26,679,671 at June 30, 2016. The increase is due to the increase in revenues during FY 2016. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,962,770 and $4,440,084, respectively at June 30, 2016. The average days sales outstanding for the years ended June 30, 2016 and 2015 were 119 and 91 days respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $3,672,441 for the year ended June 30, 2016, compared to $3,033,319 for the year ended June 30, 2015. We had net purchases of property and equipment of $2,349,488 compared to $2,456,097 for the comparable period last fiscal year. For the year ended June 30, 2016, we invested $720,350 in eeGeo by paying cash of $555,556 and providing services valued at $164,794. We paid $767,397 and $577,222 for the years ended June 30, 2016 and 2015, respectively, to purchase shares of NTPK on the open market.

Net cash provided by financing activities was $598,179 and $1,461,230 for the years ended June 30, 2016, and 2015, respectively. The year ended June 30, 2016 included the cash inflow of $1,137,480 from the exercising of stock options and warrants compared to $191,400 for the year ended June 30, 2015. During the year ended June 30, 2016, we had net proceeds from bank loans and capital leases of $382,877 compared to $2,668,861 for the year ended June 30, 2015. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of June 30, 2016, we had approximately $11.56 million of cash, cash equivalents and marketable securities of which approximately $7.64 million is held by our foreign subsidiaries. As of June 30, 2015, we had approximately $14.17 million of cash, cash equivalents and marketable securities of which approximately $8.97 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $2 to $3 million for APAC, U.S. and European new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($400,000) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. NTE had been granted another credit facility of £1,000,000 ($1,333,333) for the acquisition VLS. This facility requires that NTE’s adjusted tangible net worth not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 400 million ($3,792,907) which requires NTPK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt Obligations
HSBC Loan	$93,704	$93,704	$-	$-	$-
D&O Insurance	65,114	65,114	-	-	-
Bank Loan	3,792,907	3,792,907	-	-	-
Capital Lease Obligations					-
Subsidiary Capital Leases	966,051	488,359	477,692	-	-
					-
Operating Lease Obligations					-
Non-cancellable operating lease	1,838,313	915,219	717,570	197,772	7,752
					-
Total	$6,756,089	$5,355,303	$1,195,262	$197,772	$7,752

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

Foreign Currency Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Since the majority of the Company’s operations are based in the Asia Pacific region where the Pakistan Rupee is continuously losing its value against the U.S. Dollar and we don’t have any imports, therefore, we believe it is counter-productive to hedge this exposure. The devaluation of the Pakistan Rupee results in a foreign exchange gain to the Company.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, Yuan, Baht and the Pakistan Rupee. Our foreign subsidiaries conduct their businesses in local currency. Since majority of the operations of the Company are based in the Asia Pacific region where the Pakistan Rupee is continuously losing its value against the U.S. Dollar and we don’t have any imports, therefore, we believe it is counter-productive to hedge this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements that constitute Item 8 are included at the end of this report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NetSol’s financial statements for the fiscal years ended June 30, 2016 and June 30, 2015, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol’s financial statements for the fiscal years ended June 30, 2016 and June 30, 2015, there were no disagreements, disputes, or differences of opinion with Kabani & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Kabani & Company would have caused Kabani & Company to make reference to the matter in its report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2016. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2016, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2016, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

ITEM 9B. OTHER INFORMATION

On September 12, 2016, the Compensation Committee of the Company modified the compensation of the CEO to increase the cash compensation to $800,000 per annum, inclusive of base salary, benefits, allowances and other perquisites and granted $500,000 worth of shares of common stock granted and calculated as of September 12, 2016 of which 50% vest immediately and 50% vest equally over the next five years commencing June 30, 2017. In addition, the Compensation Committee granted a $200,000 bonus to the CEO as recognition of his service over the past fiscal year and the performance of the Company over the last fiscal year. Additionally, the Compensation Committee granted each independent board of director member $120,000 worth of shares of common stock granted and calculated as of October 1, 2016 of which 50% vests on October 1, 2016 and 50% vest equally over the next five years commencing September 30, 2017.

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2016, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2016 Annual Shareholders Meeting, a five member board stood for election. The members were elected, and according to the bylaws of the company, shall retain their position as directors until the next meeting. The board of directors is made up of: Mr. Najeeb U. Ghauri (Chairman of the Board) Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki and Mr. Mark Caton.

Committees

The Audit committee is made up of Mr. Burki as Chairman, and Mr. Caton and Mr. Beckert as members. The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert and Mr. Burki as its members. The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki and Mr. Caton as its members.

The table below provides the membership for each of the committees during Fiscal Year 2016.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	62	Chief Executive Officer, Chairman and Director	Brother to Naeem Ghauri
Roger Almond	2013	51	Chief Financial Officer	None
Patti L. W. McGlasson	2004	51	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Naeem Ghauri	1999	59	Director	Brother to Najeeb Ghauri
Shahid Javed Burki	2000	77	Director	None
Eugen Beckert	2001	69	Director	None
Mark Caton	2002	67	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol. He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer from January 1998 to September 2002 and from October 2006 to present. Mr. Ghauri is a co-founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the NASDAQ Dubai exchange in 2008. Mr. Ghauri served as the Company’s Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005. As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company’s overall growth and expansion plan. Mr. Najeeb Ghauri, as the CEO, was instrumental in the substantial increase in revenue for fiscal year end 2015. In addition, Mr. Ghauri traveled overseas multiple times to execute the largest contract for the Company, worth over $100 million, in December 2015. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri attended Eastern Illinois University where he received a Bachelor of Science degree in Management/Economics in 1978. He also received a M.B.A. in Marketing Management from Claremont Graduate School in California in 1981. Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008 and 2009.

ROGER ALMOND was appointed Chief Financial Officer on September 9, 2013.

Since 2007, Roger Almond held the position of Senior Manager at Pickard & Green Certified Public Accountants where he and his team was responsible for assisting national and international companies with their financial reporting requirements to the SEC. Roger Almond’s duties also included overseeing multiple entity consolidations, converting financial data to US GAAP, preparing financials statements, footnotes and MD&A. Prior to his current position, Roger Almond held the position of Assurance Manager at Grant Thornton LLP, in Los Angeles, California from 2003-2006; and from November 1999 to August 2003. He was the Chief Financial Officer of Keysor Century Corporation located in Saugus, California.

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

McGlasson has nearly 25 years of experience in corporate law, mergers and acquisitions, business and cross-border transactions and securities law. Prior to joining NetSol, Patti practiced at Vogt & Resnick, law corporation. Ms. McGlasson was admitted to practice in California in 1991.

She received her Bachelor of Arts in Political Science in 1987 from the University of California, San Diego and her Juris Doctor and Masters in Law in Transnational Business from the University of the Pacific, McGeorge School of Law, in 1991 and 1993, respectively. As part of her Masters in Law in Transnational Business, she interned at the law firm of Loeff Claeys Verbeke in Rotterdam, the Netherlands, in 1991.

NAEEM GHAURI has been a Director of the Company since 1999 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri was also a co-founder of the Company. Currently, Mr. Ghauri serves as the President and Head of Global Sales of NetSol as well as the director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, England. While instrumental in numerous transactions, his most significant and recent contribution to the revenue of the Company was his role in overseeing and leading the closing of the largest contract to date for the Company worth $100 million signed in December 2015. Prior to joining the Company, Mr. Ghauri was Program Director for Mercedes-Benz Finance Ltd., from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysis and users in nine European Countries

EUGEN BECKERT was appointed to the Board of Directors in August 2001. A native of Germany, Mr. Beckert received his masters in Engineering and Economics from the University of Karlsruhe, Germany. Mr. Beckert was with Mercedes-Benz AG/Daimler Benz AG from 1973, working in technology and systems development. In 1992, he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. From 1996 to 2000, he acted as director of Processes and Systems (CIO) for Financial Services of DaimlerChrysler Asia Pacific Services. During this period he was instrumental to having the LeaseSoft products of NetSol developed and introduced in several countries as a pilot customer. From 2001 to 2004, he served as Vice President in the Japanese company of DCS. Mr. Beckert retired from DaimlerChrysler in November 2006. Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committees.

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

Audit Committee

The Company has an audit committee whose members are the independent directors of the Company, specifically, Mr. Beckert, Mr. Burki and Mr. Caton. Mr. Burki is the current chairman of the audit committee.

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

ITEM 11-EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

NetSol Technologies’ Named Executive Officers, a group comprised of the Chief Executive Officer, the Chief Financial Officer and the Secretary and General Counsel in the 2015-2016 fiscal year are the following individuals:

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

We work within the framework of this pay-for-performance compensation philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

●	The individual’s particular background, track record and circumstances, including training and prior relevant work experience;

●	The individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

●	The demand for individuals with the individual’s specific expertise and experience;

●	Performance goals and other expectations for the position; and

●	Uniqueness of industry skills.

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

2016 Executive Compensation Components

For the fiscal year ended June 30, 2016, the principal components of compensation that our named executive officers were eligible to receive were:

●	Base salary;

●	Long Term Equity Incentive Compensation;

●	Performance-based incentive compensation (discretionary bonus); and

●	Perquisites and other personal benefits.

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

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2016, June 30 2015, and June 30, 2014, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2016	$497,700	$-	$-	$44,937	(2)	$65,745	(3)	$608,382
CEO & Chairman	2015	$497,700	$-	$-	$-	(2)	$65,724	(3)	$563,424
	2014	$474,000	$166,667	$407,600	$248,996	(2)	$68,139	(3)	$1,365,402
Roger K Almond	2016	$181,563	$32,550	$100,400			$11,725	(4)	$326,238
Chief Financial Officer	2015	$128,433	$-	$60,000			$3,485	(4)	$191,918
	2014	$90,400	$-	$19,400	$-		$-	(4)	$109,800
Patti L. W. McGlasson	2016	$215,049	$-	$100,400			$10,393	(5)	$325,842
Secretary, General Counsel	2015	$188,180	$-	$-			$17,616	(5)	$205,796
	2014	$171,600	$5,000	$168,150	$-		$23,270	(5)	$368,020

(1) The stock was awarded as compensation to the officers. See also Grants of Plan Based Awards.

(2) Consists of nil options, nil options and 200,000 granted during fiscal years ended 2016, 2015 and 2014, respectively. The options vest quarterly over one year. The life of 155,671 outstanding options, granted in June 2014, was extended for one year.

(3) Consists of $36,000, $36,000 and $36,000 paid for automobile and travel allowance, $16,758, $16,758 and $16,758 on account of life insurance and $12,987, $12,966 and $15,381 paid for medical and dental insurance premiums paid by the Company for participation in the health insurance program for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

(4) Consists of $11,725, $3,485 and $nil paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2016, 2015 and 2014, respectively.

(5) Consists of $nil, $4,855 and $9,000 paid for automobile allowance and $10,393, $12,761 and $14,270 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2016, 2015 and 2014, respectively.

Grants of Plan-Based Awards

In May 2016, Mr. Jeffrey Bilbrey was granted 10,000 shares of common stock of the Company. The shares were approved by the Compensation Committee as an incentive to hire Mr. Bilbrey as President of NTA.

In September, 2015, Mr. Roger Almond was granted 20,000 shares of common stock of the Company, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

In September, 2015, Ms. McGlasson was granted 20,000 shares of common stock of the Company, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

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

The CEO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CEO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 48 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and continuation of all health related plan benefits for a period of 48 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the CEO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 30 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CEO Agreement by the Company. Under the CEO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CEO Agreement by Mr. Ghauri.

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

Employment Agreement with Roger K. Almond

Effective March 1, 2015, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Roger K. Almond. Pursuant to the Employment Agreement, between Mr. Almond and the Company (the “CFO Agreement”), the Company agreed to employ Mr. Almond as its Chief Financial Officer from the date of the CFO Agreement through February 28, 2017. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the CFO Agreement, Mr. Almond is entitled to an annualized base salary of $189,263 per annum, 10,000 shares of common stock to be granted in 25% tranches after each quarter of service through February 28, 2016, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Mr. Almond is entitled to participate in the Company’s stock option plans and is entitled to four weeks of paid vacation per calendar year.

The CFO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CFO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 12 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and continuation of all health related plan benefits for a period of 12 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the CFO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 60 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CFO Agreement by the Company. Under the CFO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CFO Agreement by Mr. Almond.

The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the CFO Agreement, a copy of which was filed as an exhibit to the Company’s 8-K filed on March 4, 2015.

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary, General Counsel and Sr. Vice President, Legal and Corporate Affairs, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement and its related amendments, between Ms. McGlasson and the Company (the “General Counsel Agreement”), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through June 30, 2017. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. The General Counsel Agreement was amended on July 25, 2013 and again on June 30, 2014 (the General Counsel Agreement and all amendments referred to as the “GC Agreement”). Changes made in the June 30, 2014 amendment are effective July 1, 2014. Under the GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $204,939 per annum, 10,000 shares of common stock to be granted in 25% tranches after each quarter of service through June 30, 2015, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Ms. McGlasson is entitled to participate in the Company’s stock option plans and is entitled to six weeks of paid vacation per calendar year.

The General Counsel Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the General Counsel Agreement, if she terminates her employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, she shall be entitled to all remaining salary from the termination date until 24 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and continuation of all health related plan benefits for a period of 24 months. She shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If she is terminated by the Company for Cause (as described below), or at the end of the employment term, she shall not be entitled to further compensation. Under the General Counsel Agreement, Good Reason includes the assignment of duties inconsistent with her title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 60 miles, if the Company asks her to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the General Counsel Agreement by the Company. Under the General Counsel Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform her duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the General Counsel Agreement by Ms. McGlasson.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2016, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Najeeb Ghauri	155,671		3.88	6/30/17
	30,000		6.50	2/12/19
	50,000		7.50	11/7/21
Roger K. Almond	-		-
	-		-
Patti L. W. McGlasson	1,000		16.00	7/23/17

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

Change-in-Control Payments

Najeeb Ghauri, Chairman and Chief Executive Officer

In the event that Mr. Ghauri is terminated as a result of a change in control (defined below), he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and his salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one percent of the Company’s consolidated gross revenues for the previous twelve (12) months; and at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, he shall so notify the Company of his intent.

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2016, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$1,990,800	$82,950	$1,990,800
Health Related Benefits	59,136	-	59,136
Bonus	-	-	-
Salary Multiple Pay-out	1,488,123	-	-
Bonus or Revenue One-time Pay-Out	645,502	-	-
Net Cash Value of Options	1,174,003	-	-

Total	$5,357,564	$82,950	$2,049,936

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

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated or a change of control occurred on June 30, 2016, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$183,750	$30,625	$183,750
Health related benefits	10,092	-	10,092
Bonus	-	-	-
Salary Multiple Pay-out	542,873	-	-
Bonus or Revenue One-time Pay-Out	322,751	-	-
Net Cash Value of Options	-	-	-

Total	$1,059,466	$30,625	$193,842

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2016 the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$405,000	$33,750	$405,000
Health related benefits	19,608	-	19,608
Bonus	-	-	-
Salary Multiple Pay-out	605,475	-	-
Bonus or Revenue One-time Pay-Out	322,751	-	-
Net Cash Value of Options	-	-	-

Total	$1,352,834	$33,750	$424,608

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2016, other than Najeeb Ghauri, Naeem Ghauri and Asad Ghauri who are paid as part of their employment agreements with the Company or its subsidiaries and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARES AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	46,028	53,445	99,473
Shahid Javed Burki	49,245	57,264	106,509
Mark Caton	64,813	38,176	102,989
Jeffrey M. Bilbrey(2)	45,469	19,088	64,557
	205,555	167,973	373,528

(1)	During the fiscal year ended June 30, 2016, 33,000 shares were issued to independent directors.

(2)	Mr. Bilbrey’s services as board member ended on May 16, 2016. Accordingly, his fees earned were pro-rated over his term served

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2016.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$173,900
Chairperson for Audit Committee	$14,070
Chairperson for Compensation Committee	$10,550
Chairperson for Nominating and Corporate Governance Committee	$7,035
$205,555

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

In July 2014, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees. This compensation is discussed in the sections entitled “Directors’ Compensation” beginning on page 37. On October 1, 2015, the Compensation Committee granted independent board members 10,000 shares of common stock vesting at 25% at the completion of each quarter served commencing with the quarter ending December 31, 2015 and ending September 30, 2016.

The Compensation Committee further approved to grant a bonus of 10,000 shares of common stock to all independent board members to vest 12.5% over the following eight quarters commencing with December 31, 2015 and ending September 30, 2017.

The Compensation Committee further approved a share bonus of 10,000 shares of common stock of the Company to Asad Ghauri for his work in connection with the NFS Ascent Project vesting 25% per quarter commencing December 31, 2015 and ending September 30, 2016.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert and Mr. Burki. There were no other members of the committee during the fiscal year ended June 30, 2016. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. Other than Mr. Bilbrey who did not stand for re-election as board member during fiscal year 2015-2016 and who began his employment with NTA on May 23, 2016, none of these individuals were at any time during the fiscal year ended June 30, 2015, or at any other relevant time, an officer or employee of the Company.

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

In July 2013, our shareholders approved the 2013 Equity incentive plan. This plan authorizes up to 1,250,000 grants and/or options of common stock of which 1,247,405 have been granted. The grant prices range between $2.90 and $10.68.

In May 2015, our shareholders approved the 2015 Equity incentive plan. This plan authorizes up to 1,250,000 grants and/or options of common stock of which 610,500 have been granted. The grant prices range between $5.67 and $6.25.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 12, 2016, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage
Najeeb Ghauri	(3)	777,994	6.76%
Naeem Ghauri	(3)	473,633	4.22%
Eugen Beckert	(3)	39,750	*
Shahid Javed Burki	(3)	61,500	*
Mark Caton	(3)	42,436	*
Patti McGlasson	(3)	57,050	*
Roger Almond	(3)	22,500	*
All officers and directors as a group (seven persons)		1,511,454	13.05%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 6, 2016, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o NetSol Technologies, Inc. at 24025 Park Sorrento, Suite 410, Calabasas, CA 91302.

Shares issued and outstanding as of September 12, 2016 were 10,737,437.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force, LLC which purchased a 4.9% investment in eeGeo, Inc. for $1,111,111. G-Force, LLC paid $555,556 at the initial closing and $555,555 on September 1, 2016. The Company also made a 4.9% investment in eeGeo, Inc., for $1,111,111.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Co. audited the Company’s financial statements for the fiscal years ended June 30, 2016 and June 30, 2015. The aggregate fees billed by Kabani & Co. for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by Kabani & Company that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2016 was $244,500 and for the year ended June 30, 2015 was $250,000.

Tax Fees

Tax fees for fiscal year 2016 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2015. Tax fees for fiscal year 2015 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2014.

All Other Fees

No other fees were paid to Kabani & Co. during the fiscal year 2016 and 2015.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997, incorporated by reference as Exhibit 3.1 to NetSol’s Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997.*

3.2	Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference as Exhibit 3.2 to NetSol’s Annual Report for the fiscal year ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*

3.3	Amendment to the Articles of Incorporation of NetSol International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report on Form 10-KSB/A filed on February 2, 2001.*

3.4	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated August 20, 2003 filed as Exhibit A to NetSol’s Definitive Proxy Statement filed June 27, 2003.*

3.5	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated March 14, 2005 filed as Exhibit 3.0 to NetSol’s quarterly report filed on Form 10-QSB for the period ended March 31, 2005.*

3.6	Amendment to the Articles of Incorporation dated October 18, 2006 filed as Exhibit 3.5 to NetSol’s Annual Report for the fiscal year ended June 30, 2007 on Form 10-KSB.*

3.7	Amendment to Articles of Incorporation dated May 12, 2008*

3.8	Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.*

3.9	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol’s Registration Statement filed on Form S-8 filed on March 27, 2002.*

4.1	Form of Common Stock Certificate*

4.2	Form of Warrant*.

4.3	Form of Series A 7% Cumulative Preferred Stock filed as Annex E to NetSol’s Definitive Proxy Statement filed September 18, 2006*.

10.1	Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company’s Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*

10.2	Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol’s Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997*

10.3	Company 2003 Incentive and Nonstatutory incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed February 6, 2004.*

10.4	Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol’s Registration Statement on Form S-8 filed on March 27, 2002.*

10.5	Company 2008 Equity Incentive Plan incorporated by reference as Annex A to NetSol’s Definitive Proxy Statement filed May 28, 2008.*

10.6	Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on May 8, 2006.*

10.7	Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006 incorporated by reference as Exhibit 10.20 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*

10.8.	Employment Agreement by and between the Company and Najeeb Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.9	Employment Agreement by and between the Company and Naeem Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.10	10.15 Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2007.*

10.11	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2007. *

10.12	Tenancy Agreement by and between NetSol Technologies, Ltd. and Beijing Lucky Goldstar Building Development Co. Ltd. dated June 26, 2007 filed as Exhibit 10.21 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*

10.13	Company 2005 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on March 3, 2006.*

10.14	Company 2004 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on February 7, 2005.*

10.15	Rent Agreement by and between Mr. Tahir Mehmood Khan and NetSol Technologies Ltd. Dated January 21, 2008. *

10.16	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *

10.17	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010.*

10.18	Office Lease by and between NetSol Technologies North America, Inc. and Legacy Partners I Alameda Mariner Loop, LLC dated November 27, 2009.*

10.19	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010.*

10.20	Employment Agreement by and between Company and Boo-Ali Siddiqui dated effective April 1, 2010.*

10.21	Amendment to Employment Agreement between NetSol Technologies, Inc. and Najeeb Ghauri dated effective July 25, 2013.*

10.22	Amendment to Employment Agreement between NetSol Technologies, Inc. and Boo-Ali Siddiqui dated effective July 25, 2013.*

10.23	Amendment to Employment Agreement between NetSol Technologies, Inc. and Patti L.W. McGlasson dated effective July 25, 2013.*

10.24	Restated Charter of the Compensation Committee dated effective September 10, 2013*

10.22	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013.*

10.23	Restated Charter of the Audit Committee dated effective September 10, 2013*

10.24	Restated Code of Business Conduct & Ethics dated effective September 10, 2013*

10.25	Consulting Agreement between Roger Almond and NetSol Technologies, Inc. dated September 9, 2013.*

10.26	Amendment to Consulting Agreement between Roger Almond and NetSol Technologies, Inc. dated September 9, 2014*

21.1	A list of all subsidiaries of the Company(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (CEO)(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed

(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 15, 2016	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 15, 2016	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 15, 2016	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 15, 2016	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date: September 15, 2016	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
Director

Date: September 15, 2016	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 15, 2016	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 15, 2016	BY:	/S/ MARK CATON
Mark Caton
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NetSol Technologies, Inc. and subsidiaries

Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2016 and 2015 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, CA

September 15, 2016

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30,

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,557,527	$14,168,957
Accounts receivable, net of allowance of $492,498 and $524,565	9,691,229	6,480,344
Accounts receivable, net - related party	5,691,178	3,491,899
Revenues in excess of billings	10,493,096	5,251,005
Revenues in excess of billings - related party	804,168	16,270
Other current assets	2,214,628	1,871,040
Total current assets	40,451,826	31,279,515
Restricted cash	90,000	90,000
Property and equipment, net	22,774,435	25,119,634
Other assets	842,553	141,150
Intangible assets, net	19,674,033	22,815,467
Goodwill	9,516,568	9,516,568
Total assets	$93,349,415	$88,962,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,962,770	$5,952,561
Current portion of loans and obligations under capitalized leases	4,440,084	3,896,353
Unearned revenues	4,739,214	4,897,327
Common stock to be issued	88,324	88,324
Total current liabilities	15,230,392	14,834,565
Long term loans and obligations under capitalized leases; less current maturities	477,692	487,492
Total liabilities	15,708,084	15,322,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,713,372 shares issued and 10,686,093 outstanding as of June 30, 2016 and 10,307,826 shares issued and 10,280,547 outstanding as of June 30, 2015	107,134	103,078
Additional paid-in-capital	121,448,946	119,209,807
Treasury stock (27,279 shares)	(415,425)	(415,425)
Accumulated deficit	(37,323,360)	(40,726,121)
Stock subscription receivable	(783,172)	(1,204,603)
Other comprehensive loss	(18,730,494)	(17,167,100)
Total NetSol stockholders’ equity	64,303,629	59,799,636
Non-controlling interest	13,337,702	13,840,641
Total stockholders’ equity	77,641,331	73,640,277
Total liabilities and stockholders’ equity	$93,349,415	$88,962,334

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended June 30,

	2016	2015
Net Revenues:
License fees	$6,352,441	$6,328,989
Maintenance fees	13,310,591	12,196,073
Services	32,288,229	24,827,822
License fees - related party	1,616,138	-
Maintenance fees - related party	365,772	395,951
Services - related party	10,617,022	7,299,743
Total net revenues	64,550,193	51,048,578

Cost of revenues:
Salaries and consultants	21,789,329	19,859,684
Travel	2,334,019	2,374,864
Depreciation and amortization	5,926,969	8,336,857
Other	3,698,290	3,020,107
Total cost of revenues	33,748,607	33,591,512

Gross profit	30,801,586	17,457,066

Operating expenses:
Selling and marketing	7,823,916	6,092,530
Depreciation and amortization	1,225,170	2,006,957
General and administrative	14,965,016	14,208,493
Research and development cost	485,783	314,892
Total operating expenses	24,499,885	22,622,872

Income (loss) from operations	6,301,701	(5,165,806)

Other income and (expenses)
Gain (loss) on sale of assets	23,930	(64,598)
Interest expense	(264,511)	(166,962)
Interest income	161,794	331,432
Loss on foreign currency exchange transactions	(738,158)	(453,770)
Other income	224,931	684,030
Total other income (expenses)	(592,014)	330,132

Net income (loss) before income taxes	5,709,687	(4,835,674)
Income tax provision	(652,546)	(413,498)
Net income (loss)	5,057,141	(5,249,172)
Non-controlling interest	(1,654,380)	(299,646)
Net income (loss) attributable to NetSol	$3,402,761	$(5,548,818)

Net income (loss) per common share
Basic	$0.33	$(0.57)
Diluted	$0.32	$(0.57)

Weighted average number of shares outstanding
Basic	10,391,157	9,728,122
Diluted	10,584,835	9,728,122

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended June 30,

	2016	2015

Net income (loss)	$3,402,761	$(5,548,818)
Other comprehensive income (loss):
Translation adjustment	(2,011,810)	(3,239,086)
Comprehensive income (loss)	1,390,951	(8,787,904)
Comprehensive income (loss) attributable to non-controlling interest	(448,416)	(1,051,209)
Comprehensive income (loss) attributable to NetSol	$1,839,367	$(7,736,695)

The accompanying notes are an integral part of these consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2016 and 2015

			Additional			Stock	Shares	Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Subscriptions	to be	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	Issued	Loss	Interest	Equity

Balance at June 30, 2014	9,150,889	$91,509	$115,394,097	$(415,425)	$(35,177,303)	$(2,280,488)	$-	$(14,979,223)	$16,124,512	78,757,679
Exercise of common stock options	49,329	493	190,907	-	-	-	-	-	-	191,400
Exercise of subsidiary common stock options	-	-	(16,079)	-	-	-	-	-	28,264	12,185
Common stock issued for:
Cash	743,107	7,430	2,352,100	-	-	(64,931)		-	-	2,294,599
Services	364,501	3,646	1,472,062	-	-	158,635	(259,194)	-	-	1,375,149
Equity component shown as current liability at
June 30, 2014	-	-	-	-	-	-	347,518	-	-	347,518
June 30, 2015	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Fair value of options issued	-	-	622,488	-	-	-	-	-	-	622,488
Acquisition of non controlling interest in subsidiary	-	-	176,413	-	-	-	-	-	(753,635)	(577,222)
Dividend to non controlling interest	-	-	-	-	-	-	-	-	(806,937)	(806,937)
Adjustment in subscription receivable	-	-	(982,181)	-	-	982,181	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(2,187,877)	(1,051,209)	(3,239,086)
Net loss for the year	-	-	-	-	(5,548,818)	-	-		299,646	(5,249,172)
Balance at
June 30, 2015	10,307,826	$103,078	$119,209,807	$(415,425)	$(40,726,121)	$(1,204,603)	$-	$(17,167,100)	$13,840,641	$73,640,277

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2016 and 2015

			Additional			Stock	Shares	Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Subscriptions	to be	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	Issued	Loss	Interest	Equity

Balance at June 30, 2015	10,307,826	$103,078	$119,209,807	$(415,425)	$(40,726,121)	$(1,204,603)	$-	$(17,167,100)	$13,840,641	73,640,277
Exercise of common stock options	177,024	1,770	779,210	-	-	-	-	-	-	780,980
Exercise of subsidiary common stock options	-	-	(28,331)	-	-	-	-	-	45,075	16,744
Common stock issued for:
Cash	-	-	-	-	-	64,931	-	-	-	64,931
Services	228,522	2,286	1,262,332	-	-	-	-	-	-	1,264,618
Adjustment for payment of cash in lieu of shares	-	-	(25,391)	-	-	-	-	-	-	(25,391)
Equity component shown as current liability at
June 30, 2015	-	-	-	-	-	-	88,324	-	-	88,324
June 30, 2016	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Fair value
of options issued	-	-	145,716	-	-	-	-	-	-	145,716
of options extended	-	-	122,875	-	-	-	-	-	-	122,875
Acquisition of non controlling interest in subsidiary	-	-	(17,272)	-	-	-	-	-	(750,125)	(767,397)
Dividend to non controlling interest	-	-	-	-	-	-	-	-	(1,003,853)	(1,003,853)
Payment received for stock subscription	-	-	-	-	-	356,500	-	-	-	356,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,563,394)	(448,416)	(2,011,810)
Net income for the year	-	-	-	-	3,402,761	-	-	-	1,654,380	5,057,141
Balance at June 30, 2016	10,713,372	$107,134	$121,448,946	$(415,425)	$(37,323,360)	$(783,172)	$-	$(18,730,494)	$13,337,702	$77,641,331

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,057,141	$(5,249,172)
Adjustments to reconcile net income (loss)to net cash provided by operating activities:
Depreciation and amortization	7,152,139	10,343,814
Provision for bad debts	237,703	(434,928)
(Gain) loss on sale of assets	(23,930)	64,598
Stock issued for services	1,264,618	1,375,149
Fair market value of warrants and stock options granted	268,591	622,488
Changes in operating assets and liabilities:
Accounts receivable	(3,758,422)	(871,959)
Accounts receivable - related party	(2,564,819)	(1,179,931)
Revenues in excess of billing	(4,987,772)	(2,997,449)
Revenues in excess of billing - related party	(884,738)	(16,281)
Other current assets	(729,359)	580,618
Accounts payable and accrued expenses	558,033	726,700
Unearned revenue	69,851	2,114,635
Net cash provided by operating activities	1,659,036	5,078,282

Cash flows from investing activities:
Purchases of property and equipment	(3,335,921)	(3,558,712)
Sales of property and equipment	986,433	1,102,615
Investment	(555,556)	-
Purchase of subsidiary shares from open market	(767,397)	(577,222)
Net cash used in investing activities	(3,672,441)	(3,033,319)

Cash flows from financing activities:
Proceeds from sale of common stock	64,931	2,294,599
Proceeds from the exercise of stock options and warrants	1,137,480	191,400
Proceeds from exercise of subsidiary options	16,744	12,185
Restricted cash	-	2,438,844
Dividend paid by subsidiary to Non controlling interest	(1,003,853)	(806,937)
Proceeds from bank loans	1,333,406	1,410,313
Payments on capital lease obligations and loans - net	(950,529)	(4,079,174)
Net cash provided by financing activities	598,179	1,461,230
Effect of exchange rate changes	(1,196,204)	(799,931)
Net increase (decrease) in cash and cash equivalents	(2,611,430)	2,706,262
Cash and cash equivalents, beginning of the period	14,168,957	11,462,695
Cash and cash equivalents, end of period	$11,557,527	$14,168,957

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2016	2015
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$251,551	$162,904
Taxes	$391,285	$503,924

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in eeGeo, Inc.	$164,794	$-
Assets acquired under capital lease	$269,427	$-
Adjustment of uncollectable subscription receivable with additional paid in capital	$-	$982,181

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

NetSol Technologies, Inc. and subsidiaries (collectively, the “Company”), was incorporated under the laws of the State of Nevada on March 18, 1997.

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

NetSol Technologies Thailand Limited (“NetSol Thai”)

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

June 30, 2016 and 2015

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

(E) Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of June 30, 2016 and 2015, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $7,640,095 and $8,969,443, respectively. The Company has not experienced any losses in such accounts.

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

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and perhaps increased regulatory complexities. These changes may adversely affect the Company’s operations and financial results.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(F) Restricted Cash

The Company has placed $90,000 in a savings account with HSBC as collateral against a standby letter of credit issued by the bank in favor of the landlord for office space.

(G) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2016 and 2015, the Company had recorded allowance for doubtful accounts of $492,498 and $524,565, respectively.

(H) Revenues in Excess of Billings

Revenues in excess of billings represent the total of the project to be billed to the customer over the revenues recognized per US GAAP. As the customers are billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.”

(I) Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using various methods over the estimated useful lives of the assets, ranging from three to twenty years. Following is the summary of estimated useful lives of the assets:

Category	Estimated Useful Life

Computer Equipment & Software	3 to 5 Years
Office furniture and equipment:	5 to 10 Years
Building	20 Years
Autos	5 Years
Assets under capital leases	3 to 10 Years
Improvements	5 to 10 Years

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included with “Computer equipment and software.”

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

(O) Revenue Recognition

The Company derives revenues from the following sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) maintenance, which includes post contract customer support.

The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. Delivery is considered to have occurred upon electronic transfer of the license key that provides immediate availability of the product to the purchaser. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company reports.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

Revenue from consulting services is recognized as the services are performed for time-and-materials contracts. Revenue from training and development services is recognized as the services are performed.

Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, typically one year.

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

(P) Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $4,739,214 and $4,897,327 as of June 30, 2016 and 2015, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Q) Cost of Revenues

Cost of revenues includes salaries and benefits for technical employees, consultant costs, amortization of capitalized computer software development costs, depreciation of computer and equipment, travel costs, and indirect costs such as rent and insurance.

(R) Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2016 and 2015 were $293,683 and $250,801, respectively.

(S) Share-Based Compensation

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

(T) Income Taxes

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(U) Foreign Currency Translation

The Company transacts business in various foreign currencies. The accounts of NetSol UK, NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use Pakistan Rupees; NTPK Thailand and NetSol Thai use Thai Baht; NetSol Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are recorded to other comprehensive income. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheets were $18,730,494 and $17,167,100 as of June 30, 2016 and 2015, respectively. During the years ended June 30, 2016 and 2015, comprehensive income (loss) in the consolidated statements of operations included NetSol’s share of translation loss of $1,563,394 and $2,187,877, respectively.

Net foreign exchange transaction losses included in non-operating income (expense) in the accompanying consolidated statements of operations were $738,158 and $453,770 for the years ended June 30, 2016 and 2015, respectively.

(V) Statement of Cash Flows

The Company’s cash flows from operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

(W) Segment Reporting

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

(X) Reclassifications

Certain 2015 balances have been reclassified to conform to the 2016 presentation.

(Y) New Accounting Pronouncements

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2016
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$3,402,761	10,391,157	$0.33
Effect of dilutive securities
Stock options	-	190,595	-
Warrants	-	3,083	-
Diluted income per share	$3,402,761	10,584,835	$0.32

	For the year ended June 30, 2015
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(5,548,818)	9,728,122	$(0.57)
Effect of dilutive securities
Stock options	-	-	-
Warrants	-	-	-
Diluted loss per share	$(5,548,818)	9,728,122	$(0.57)

As of June 30, 2016 and 2015, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	2016	2015

Stock Options	-	708,133
Warrants	-	163,124
	-	871,257

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 4 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with 1insurer formerly Innovation Group called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the years ended June 30, 2016 and 2015, NetSol Innovation provided services of $8,161,015 and $6,043,617, respectively. Accounts receivable at June 30, 2016 and 2015 were $4,689,322 and $3,226,733, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the year ended June 30, 2016 and 2015, NTE and VLS provided maintenance and services of $4,437,917 and $1,652,077, respectively. Accounts receivable at June 30, 2016 and 2015 were $1,001,856 and $265,166, respectively. Revenue in excess of billing was $804,168 as of June 30, 2016.

G-Force; LLC

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force, LLC which purchased a 4.9% investment in eeGeo, Inc. for $1,111,111. G-Force, LLC paid $555,556 at the initial closing and $555,555 on September 1, 2016. See Note 8 “Other Long Term Assets”

NOTE 5 – MAJOR CUSTOMERS

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries), which accounts for approximately 19.96% and 12.89% of revenue, and 1insurer accounts for approximately 12.64% and 11.84% of revenue for the fiscal years ended June 30, 2016 and 2015, respectively. Accounts receivable at June 30, 2016 for these companies were $5,306,166 and $4,689,322, respectively. Accounts receivable at June 30, 2015 for these companies were $446,754 and $3,226,733, respectively.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of June 30,	As of June 30,
	2016	2015

Prepaid Expenses	$386,578	$452,314
Advance Income Tax	968,334	895,075
Employee Advances	83,978	36,816
Security Deposits	72,985	54,186
Other Receivables	486,562	322,647
Other Assets	216,191	110,002
Total	$2,214,628	$1,871,040

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of June 30,	As of June 30,
	2016	2015

Office Furniture and Equipment	$3,346,156	$3,104,375
Computer Equipment	25,935,620	25,911,422
Assets Under Capital Leases	2,409,074	1,887,767
Building	9,185,570	8,743,130
Land	2,410,664	2,451,577
Capital Work In Progress	-	392,243
Autos	1,073,447	943,873
Improvements	385,135	204,779
Subtotal	44,745,666	43,639,166
Accumulated Depreciation	(21,971,231)	(18,519,532)
Property and Equipment, Net	$22,774,435	$25,119,634

For the years ended June 30, 2016 and 2015, depreciation expense totaled $4,387,121 and $5,671,155, respectively. Of these amounts, $3,161,951 and $3,888,122 are reflected as part of cost of revenues for the years ended June 30, 2016 and 2015, respectively.

Following is a summary of fixed assets held under capital leases as of June 30, 2016 and 2015, respectively:

	As of June 30,	As of June 30,
	2016	2015
Computers and Other Equipment	$503,926	$590,625
Furniture and Fixtures	408,200	414,023
Vehicles	1,496,948	883,119
Total	2,409,074	1,887,767
Less: Accumulated Depreciation - Net	(713,248)	(577,215)
	$1,695,826	$1,310,552

NOTE 8 – OTHER LONG TERM ASSETS

		As of June 30,	As of June 30,
		2016	2015

Investment	(1)	$720,350	$-
Long Term Security Deposits		122,203	141,150
Total		$842,553	$141,150

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(1)	Investment under cost method

On March 2, 2016, the Company purchased a 4.9% interest in eeGeo, Inc. a non-public company for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2016. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in eeGeo, Inc., for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. Per the agreement, NetSol PK is to provide a minimum of $200,000 of services in each three-month period and the entire balance is required to be provided within three years of the date of the agreement. NetSol PK may be required to forfeit the shares back to eeGeo, Inc., if NetSol PK fails to provide the future services. As of June 30, 2016, NetSol PK has provided services valued at $164,794 which is recorded as investment.

In connection with the investment, the Company and NetSol PK received a warrant to purchase preferred stock which included the following key terms and features:

●	The warrants are exercisable into share of the “Next Round Preferred”, only if and when the Next Round Preferred is issued by eeGeo, Inc., in a “Qualified Financing”.

●	The warrants expire on March 2, 2020.

●	“Next Round Preferred” is defined as occurring if eeGeo, Inc.,’s preferred stock (or securities convertible into preferred stock) are issued in a Qualified Financing that occurs after March 2, 2016.

●	“Qualified Financing” is defined as financing with total proceeds of at least $2 million.

●	The total number of common stock shares to be issued is equal to $1,250,000 divided by the per share price of the Next Round Preferred.

●	The exercise price of the warrants is equal to the greater of

a)	70% of the per share price of the Next Round Preferred sold in a Qualified Financing, or

b)	$25,000,000 divided by the total number of shares of common stock outstanding immediately prior to the Qualified Financing (on a fully-diluted basis, excluding the number of common stock shares issuable upon the exercise of any given warrant).

The Company accounted for this investment using the cost method. At June 30, 2016, the Company has determined that there is no impairment.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

.June 30, 2016 and 2015

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of June 30,	As of June 30,
	2016	2015

Product Licenses - Cost	$48,632,368	$48,632,368
Additions	-	-
Deletion	(1,387,371)	-
Effect of Translation Adjustment	(3,323,518)	(2,325,008)
Accumulated Amortization	(24,247,446)	(23,491,893)
Net Balance	$19,674,033	$22,815,467

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $19,674,033 will be amortized over the next 7.75 years. Amortization expense for the years ended June 30, 2016 and 2015 was $2,765,018 and $4,448,735, respectively.

During the year ended June 30, 2015, the Company recorded amortization expense of $113,243 and $110,681 related to customer lists and technology, respectively, and they were fully amortized as of June 30, 2015.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
June 30, 2017	$2,758,035
June 30, 2018	2,758,035
June 30, 2019	2,758,035
June 30, 2020	2,758,035
June 30, 2021	2,758,035
Thereafter	5,883,858
$19,674,033

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of June 30,	As of June 30,
	2016	2015
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the year ended June 30, 2016.

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30,	As of June 30,
	2016	2015

Accounts Payable	$1,346,532	$1,514,841
Accrued Liabilities	4,171,058	3,978,435
Accrued Payroll & Taxes	231,881	291,546
Taxes Payable	66,437	22,957
Other Payable	146,862	144,782
Total	$5,962,770	$5,952,561

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 12 – DEBTS

Notes and leases payable consisted of the following:

		As of June 30, 2016
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$65,114	$65,114	$-
HSBC Loan	(2)	93,704	93,704	-
Loan Payable Bank	(3)	3,792,907	3,792,907	-
Loan From Related Party	(4)	-	-	-
		3,951,725	3,951,725	-
Subsidiary Capital Leases	(5)	966,051	488,359	477,692
		$4,917,776	$4,440,084	$477,692

		As of June 30, 2015
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$79,872	$79,872	$-
HSBC Loan	(2)	447,161	322,349	124,812
Loan Payable Bank	(3)	2,892,961	2,892,961	-
Loan From Related Party	(4)	129,979	129,979	-
		3,549,973	3,425,161	124,812
Subsidiary Capital Leases	(5)	833,872	471,192	362,680
		$4,383,845	$3,896,353	$487,492

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.49% as of June 30, 2016 and 2015, respectively.

(2) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of a controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,333,333 for a period of 5 years with monthly payments of £18,420, or approximately $24,560. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the years ended June 30, 2016 and 2015 was $12,846 and $47,255, respectively.

This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. As of June 30, 2016, NTE was in compliance with this covenant.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 400,000,000 or $3,792,907. The interest rate for the loans was 4.5% and 7.5% at June 30, 2016 and 2015, respectively. Interest expense for the year ended June 30, 2016 and 2015 was $148,475 and $146,264, respectively.

This facility requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2016, NetSol PK was in compliance with this covenant.

(4) In March 2014, the Company’s subsidiary, VLS, entered into a loan agreement with Investec. The loan amount was £150,000, or approximately $200,000, for a period of two years with annual payments of £75,000, or approximately $100,000. The interest rate was 3.13%. As of June 30, 2016, VLS has paid this facility in full.

All future payments of the loans described in the above sub notes 1 to 4 are considered current maturities.

(5) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2016 and 2015.

Following is the aggregate minimum future lease payments under capital leases for the year ended June 30, 2016:

Amount
Minimum Lease Payments
Due FYE 6/30/17	$548,023
Due FYE 6/30/18	316,115
Due FYE 6/30/19	195,956
Total Minimum Lease Payments	1,060,094
Interest Expense relating to future periods	(94,043)
Present Value of minimum lease payments	966,051
Less: Current portion	(488,359)
Non-Current portion	$477,692

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 13 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2016	2015
US operations	$(2,527,545)	$(3,621,392)
Foreign operations	8,237,232	(1,214,282)
	$5,709,687	$(4,835,674)

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2016	2015
Current:
Federal	$-	$-
State and Local	-	-
Foreign	652,546	413,498

Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$652,546	$413,498

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2016		2015
Income tax (benefit) provision at statutory rate	$1,998,390	35.0%	$(1,692,486)	35.0%
State income (benefit) taxes, net of federal tax benefit	328,307	5.7%	(278,051)	5.7%
Foreign earnings taxed at different rates	(2,026,031)	-35.5%	1,655,514	-34.2%
Change in valuation allowance for deferred tax assets	476,646	8.3%	843,390	-17.4%
Share of net (income) loss in equity method investee	-	0.0%	-	0.0%
Other	(124,766)	-2.19%	(114,869)	2.4%
Provision for income taxes	$652,546	11.4%	$413,498	-8.6%

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

Deferred income tax assets and liabilities as of June 30, 2016 and 2015 consist of tax effects of temporary differences related to the following:

	Years Ended June 30,
	2016	2015
Net operating loss carry forwards	$14,924,107	$14,527,578
Other	559,792	479,674
Net deferred tax assets	15,483,899	15,007,252
Valuation allowance for deferred tax assets	(15,483,899)	(15,007,252)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by $476,647 for the year ended June 30, 2016 mainly due to adjusting the Company’s net operating loss carry forwards for current year operating losses in certain subsidiaries.

At June 30, 2016, federal and state net operating loss carry forwards in the United States of America were $39,205,468 and $6,614,243, respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. Net operating losses related to foreign entities were $2,827,685 at June 30, 2016.

As of June 30, 2016, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2013 through 2015. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $29,195,810 as of June 30, 2016. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

Income from the export of computer software and its related services developed in Pakistan is exempt from tax through June 30, 2018.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 14 – STOCKHOLDERS’ EQUITY

During the years ended June 30, 2016 and 2015, the Company issued 54,318 and 152,500 shares of common stock, respectively, for services rendered by officers of the Company. These shares were valued at the fair market value of $304,138 and $699,000, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2016 and 2015, the Company issued 33,000 and 41,726 shares of common stock respectively, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $167,974 and $173,633 respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2016 and 2015, the Company issued 141,204 and 170,275 shares of common stock, respectively, to employees pursuant to the terms of their employment agreements. These shares were valued at the fair market value of $792,506 and $603,075, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the year ended June 30, 2016, the Company collected subscription receivable of $356,500 related to the exercise of stock options in previous years.

During the year ended June 30, 2016 and 2015, the Company received $780,980 and $191,400, respectively, pursuant to a stock option agreement for the exercise of 177,024 and 49,329 shares of common stock, respectively, at prices ranging from $3.88 to $4.92 and $3.88 per share, respectively.

During the year ended June 30, 2015, the Company received $2,359,530 pursuant to a stock purchase agreement for the purchase of 743,107 restricted shares of common stock at prices ranging from $2.85 to $4.46 per share.

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

June 30, 2016 and 2015

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

Under the 2015 Plan, a participant may also be awarded a “performance award,” which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make “deferred share” awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a “stock appreciation right” under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make “restricted stock” awards under the 2015 Plan, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2015, 460,500 shares were allocated under this plan to non-officer employees.

A summary of option and warrant activity for the years ended June 30, 2016 and 2015 is presented below:

OPTIONS:
	# of shares	Weighted Ave Exericse Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2014	757,462	$6.65	2.2	$-
Granted	-	-
Exercised	(49,329)	$3.88
Expired / Cancelled	-	-
Outstanding and exercisable, June 30, 2015	708,133	$6.84	1.22	$572,352
Granted	152,024	$4.50
Exercised	(177,024)	$4.37
Expired / Cancelled	(73,000)	$24.08
Outstanding and exercisable, June 30, 2016	610,133	$4.90	0.99	$799,030

WARRANTS:
Outstanding and exercisable, June 30, 2015	163,124	$7.29	1.22	$-
Granted / adjusted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable, June 30, 2016	163,124	$7.29	0.23	$9,303

The following table summarizes information about stock options and warrants outstanding and exercisable at June 30, 2016:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exericse Price
OPTIONS:

$0.10 - $9.90	609,133	0.99	$4.88
$10.00 - $19.90	1,000	1.05	$16.00
Totals	610,133	0.99	$4.90

WARRANTS:
$5.00 - $7.50	163,124	0.23	$7.29
Totals	163,124	0.23	$7.29

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted during the year ended June 30, 2016 are as follows:

June 30, 2016
Risk-free interest rate	0.01% - 0.02%
Expected life	3 months - 5 months
Expected volatility	41.65% - 47.89%
Expected dividend	0%

The weighted average grant-date fair value for the options granted during the year ended June 30, 2016, was $0.96.

The Company recorded compensation expense of $268,591 and $622,488 for the years ended June 30, 2016 and 2015, respectively.

During 2016, the Company extended the contractual life for one year for 425,671 fully vested share options held by 2 officers and an employee. As a result of that modification, the Company recognized additional compensation expense of $122,875.

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2014	232,000	$3.88
Granted	113,275	$3.26
Vested	(338,608)	$3.60
Unvested, June 30, 2015	6,667	$6.00
Granted	864,500	$5.91
Vested	(240,939)	$5.51
Unvested, March 31, 2016	630,228	$6.07

For the years ended June 30, 2016 and 2015, the Company recorded compensation expense of $1,264,618 and $1,475,707, respectively. The compensation expense related to the unvested stock grants as of June 30, 2016 was $3,810,765 which will be recognized during the fiscal years of 2017 to 2019.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 16 – COMMITMENTS AND CONTINGENCIES

(A) Non-cancellable operating leases

●	The Company’s headquarters is located in Calabasas California with approximately 7,210 rentable square feet for $23,128 per month. The term of the lease is for five years and five months and expires August 31, 2017. A $23,821 security deposit is included in other assets in the accompanying consolidated financial statements.

●	The Australia lease is a three-year lease that expires in June 2018 with a monthly rent of approximately $4,820.

●	The Beijing lease is a three-year lease that expires in January 2017 with a monthly rent of approximately $12,649.

●	The Bangkok lease is a three year lease expiring in November 2016 with a monthly rent of approximately $8,541.

●	The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2021 with a monthly rent of approximately $7,778.

●	VLS facilities, located in Chester, United Kingdom, are leased until July 2016 with a monthly rent of approximately $2,361.

●	NTA facilities are located in Alameda, California with a monthly rent of $8,381. The Alameda lease expired in November 2014, which has been renewed through January 2018.

●	The NetSol Karachi office lease expires in November 2019 and currently is rented at the rate of approximately $8,344 per month.

Upon expiration of the leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $1,529,618 and $1,524,677 for the years ended June 30, 2016 and 2015, respectively.

The total annual lease commitment for the next five years is as follows:

FYE 6/30/17	$915,219
FYE 6/30/18	486,320
FYE 6/30/19	231,250
FYE 6/30/20	104,439
FYE 6/30/21	93,333

(B) Litigation

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and certain of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed consolidated amended complaints, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of the Company’s motions, the Court dismissed all of plaintiffs’ claims except those related to the scope of the Company’s release of its next generation product, NFS Ascent™, during the narrow proposed class period of October 24, 2013 to November 8, 2013. The Company filed an answer and affirmative defenses denying the remaining claims. On February 26, 2016, the parties executed a Stipulation of Settlement to fully resolve the consolidated class action lawsuit, and filed a motion seeking the Federal Court’s approval of the settlement. On March 28, 2016, the Court issued an order preliminarily approving the settlement and providing for notice to class members. Following class notice and hearing, the Court issued an order granting the motion for final approval of the settlement and plan of allocation and motion for an award of attorneys’ fees and case expenses on July 1, 2016. The Court’s Judgment approving the settlement on the terms set forth in the Stipulation of Settlement was signed on July 2, 2016. The cost of the settlement was covered by the Company’s insurers.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

On October 27, 2015, a shareholder derivative lawsuit was filed in the California state court entitled McArthur v Ghauri, et al., Case No. BC599020 (Los Angeles, Cty.), naming current and former members of the Company’s board of directors as defendants. The complaint alleges that the defendants breached their fiduciary duties based on the same alleged factual premise as the pending federal securities class action described above. The Company is named as a nominal defendant only and no damages are sought from it. On March 16, 2016, the parties in the California lawsuit reached an agreement-in-principle providing for the settlement of that case. The proposed settlement is on the terms and conditions set forth in a Memorandum of Understanding (“MOU”).

On December 30, 2015, a virtually identical shareholder derivative lawsuit was filed in Nevada state court, Paulovits v. Ghauri, et al., Case No. CV15-02470 (Washoe Cty.). The Nevada complaint names the same defendants and is based on the same alleged facts as the earlier-filed California case. On April 29, 2016, the Company filed a motion to dismiss or stay the Nevada proceeding on multiple grounds, including that is it duplicative of the first-filed California action. On May 23, 2016, pursuant to the parties’ stipulation, the Nevada court ordered that matter to be stayed for a period of one year.

On June 15, 2016, the parties in the California and the Nevada cases jointly executed a Stipulation and Agreement of Settlement of Derivative Claims, which is intended to fully resolve both cases. Pursuant to the stipulation and subject to the court’s approval, the Company has agreed to adopt or maintain certain corporate governance measures, and has agreed to cause its insurers to pay plaintiff counsel’s fees and expenses in an aggregate amount not to exceed $175,000. On June 16, 2016, the California plaintiff filed a motion for preliminary approval of the derivative settlement. The motion is scheduled to be heard by the California court on October 25, 2016.

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

The following table presents a summary of identifiable assets as of June 30, 2016 and 2015:

	As of June 30,	As of June 30,
	2016	2015
Identifiable assets:
Corporate headquarters	$3,646,160	$4,896,334
North America	6,845,444	7,162,846
Europe	7,857,427	6,631,945
Asia - Pacific	75,000,384	70,271,209
Consolidated	$93,349,415	$88,962,334

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

The following table presents a summary of operating information for the years ended June 30:

	2016	2015
Revenues from unaffiliated customers:
North America	$5,464,740	$5,535,183
Europe	6,232,200	5,707,127
Asia - Pacific	40,254,321	32,110,574
	51,951,261	43,352,884
Revenue from affiliated customers
Europe	4,437,917	1,652,077
Asia - Pacific	8,161,015	6,043,617
	12,598,932	7,695,694
Consolidated	$64,550,193	$51,048,578

Intercompany revenue
Europe	$558,645	$302,812
Asia - Pacific	4,807,276	4,620,426
Eliminated	$5,365,921	$4,923,238

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(3,252,340)	$(3,665,755)
North America	635,203	221,433
Europe	1,576,176	(1,262,222)
Asia - Pacific	6,098,102	(542,628)
Consolidated	$5,057,141	$(5,249,172)

Depreciation and amortization:
Corporate headquarters	$-	$16,148
North America	35,268	165,240
Europe	172,755	665,826
Asia - Pacific	6,944,116	9,496,600
Consolidated	$7,152,139	$10,343,814

Interest expense:
Corporate headquarters	$6,236	$13,783
North America	117	1,588
Europe	40,302	52,926
Asia - Pacific	217,856	98,665
Consolidated	$264,511	$166,962

Income tax expense:
Europe	$46,691	$1,244
Asia - Pacific	605,855	412,254
Consolidated	$652,546	$413,498

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

The following table presents a summary of capital expenditures for the years ended June 30:

	2016	2015
Capital expenditures:
Corporate headquarters	$-	$3,439
North America	66,764	47,497
Europe	417,861	140,870
Asia - Pacific	2,851,296	3,366,906
Consolidated	$3,335,921	$3,558,712

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30 2016 and 2015.

	June 30, 2016		June 30, 2015
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$17,276,250	$19,851	$15,119,518	$27,453
Thailand	6,428,041	309,498	4,842,577	123,097
USA	5,843,204	5,360,684	7,190,905	4,715,670
UK	16,894,973	4,036,925	10,641,565	4,075,864
Pakistan & India	1,842,046	43,047,590	1,868,090	48,457,329
Australia & New Zealand	4,308,784	30,259	2,672,265	37,303
Mexico	1,542,530	-	1,202,832	-
Indonesia	6,201,642	-	5,212,919	-
Other Countries	4,212,723	2,782	2,297,907	14,953
Total	$64,550,193	$52,807,589	$51,048,578	$57,451,669

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

Disclosed in the table below is the reconciliation of revenue by each entity and country disclosed above for the years ended June 30 2016 and 2015.

	Revenues 2016
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	Other Countries

North America:	$5,464,740	$-	$-	$3,922,210	$-	$-	$-	$1,542,530	$-	$-
Europe:	10,670,117	-	-	-	10,446,098	-	-	-	-	224,019
Asia-Pacific:	48,415,336	17,276,250	6,428,041	1,920,994	6,448,875	1,842,046	4,308,784	-	6,201,642	3,988,704
Total	$64,550,193	$17,276,250	$6,428,041	$5,843,204	$16,894,973	$1,842,046	$4,308,784	$1,542,530	$6,201,642	$4,212,723

	Revenues 2015
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	Other Countries

North America:	$5,535,183	$-	$-	$4,332,351	$-	$-	$-	$1,202,832	$-	$-
Europe:	7,375,527	-	-	-	7,094,304	-	-	-	-	281,223
Asia-Pacific:	38,137,868	15,119,518	4,842,577	2,858,554	3,547,261	1,868,090	2,672,265	-	5,212,919	2,016,684
Total	$51,048,578	$15,119,518	$4,842,577	$7,190,905	$10,641,565	$1,868,090	$2,672,265	$1,202,832	$5,212,919	$2,297,907

NOTE 18 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of June 30, 2016 and 2015 was as follows:

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2016

NetSol PK	33.40%	$10,292,495
NetSol-Innovation	49.90%	2,735,998
VLS, VLSH & VLSIL Combined	49.00%	309,213
NetSol Thai	0.006%	(4)
Total		$13,337,702

SUBSIDIARY	Non Controlling Interest %	Non-Controlling Interest at June 30, 2015

NetSol PK	34.90%	$11,411,954
NetSol-Innovation	49.90%	2,035,548
VLS, VLHS & VLSIL Combined	49.00%	393,139
Total		$13,840,641

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

NetSol PK

During the year ended June 30, 2016, employees of NetSol PK exercised 108,000 of options of common stock pursuant to employees exercising stock options and NetSol PK received cash of $16,744. The Company purchased 1,374,000 shares of common stock of NetSol PK from the open market for $767,397, resulting in an overall decrease in non-controlling interest from 34.90% to 33.40%.

NetSol-Innovation

During the year ended June 30, 2016 and 2015, NetSol-Innovation paid a cash dividend of $2,028,805 and $1,500,000, respectively.

NetSol Thai

During the year ended June 30, 2016, NetSol Thai issued 3 qualification shares to each of its directors.

NOTE 19 – SUBSEQUENT EVENTS

On September 1, 2016, the Company paid $555,555 as required by the share purchase agreement described in Note 8.

