Form 10-Q
period 2016-09-30
NETSOL TECHNOLOGIES INC
filed 2016-11-14
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Yes [  ] No [X]

The issuer had 10,912,032 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of November 11, 2016.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,156,437	$11,557,527
Accounts receivable, net of allowance of $500,853 and $492,498	7,142,255	9,691,229
Accounts receivable, net - related party	5,384,573	5,691,178
Revenues in excess of billings	13,358,858	10,493,096
Revenues in excess of billings - related party	682,049	804,168
Other current assets	3,192,425	2,214,628
Total current assets	40,916,597	40,451,826
Restricted cash	90,000	90,000
Property and equipment, net	22,612,752	22,774,435
Other assets	1,604,731	842,553
Intangible assets, net	19,326,259	19,674,033
Goodwill	9,516,568	9,516,568
Total assets	$94,066,907	$93,349,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,389,128	$5,962,770
Current portion of loans and obligations under capitalized leases	4,408,173	4,440,084
Unearned revenues	4,419,692	4,739,214
Common stock to be issued	88,324	88,324
Total current liabilities	15,305,317	15,230,392
Long term loans and obligations under capitalized leases; less current maturities	539,859	477,692
Total liabilities	15,845,176	15,708,084
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; Common stock, $.01 par value; 14,500,000 shares authorized; 10,882,281 shares issued and 10,855,002 outstanding as of September 30, 2016 and 10,713,372 shares issued and 10,686,093 outstanding as of June 30, 2016	108,823	107,134
Additional paid-in-capital	122,367,231	121,448,946
Treasury stock (27,279 shares)	(415,425)	(415,425)
Accumulated deficit	(39,089,079)	(37,323,360)
Stock subscription receivable	(602,811)	(783,172)
Other comprehensive loss	(17,960,133)	(18,730,494)
Total NetSol stockholders’ equity	64,408,606	64,303,629
Non-controlling interest	13,813,125	13,337,702
Total stockholders’ equity	78,221,731	77,641,331
Total liabilities and stockholders’ equity	$94,066,907	$93,349,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended September 30,
	2016	2015
Net Revenues:
License fees	$3,499,860	$1,193,354
Maintenance fees	3,402,821	3,012,238
Services	5,806,717	6,753,873
License fees - related party	246,957	-
Maintenance fees - related party	130,631	158,231
Services - related party	1,914,572	2,187,408
Total net revenues	15,001,558	13,305,104

Cost of revenues:
Salaries and consultants	5,893,349	5,161,249
Travel	711,895	481,453
Depreciation and amortization	1,330,872	1,474,235
Other	972,338	938,797
Total cost of revenues	8,908,454	8,055,734

Gross profit	6,093,104	5,249,370

Operating expenses:
Selling and marketing	2,411,136	1,698,404
Depreciation and amortization	269,097	291,172
General and administrative	4,552,098	3,204,688
Research and development cost	92,932	112,070
Total operating expenses	7,325,263	5,306,334

Loss from operations	(1,232,159)	(56,964)

Other income and (expenses)
Loss on sale of assets	(2,403)	(11,873)
Interest expense	(54,475)	(68,173)
Interest income	30,440	52,112
Loss on foreign currency exchange transactions	(414,896)	(113,719)
Other income	21,560	54,314
Total other income (expenses)	(419,774)	(87,339)

Net loss before income taxes	(1,651,933)	(144,303)
Income tax provision	(39,875)	(75,223)
Net loss	(1,691,808)	(219,526)
Non-controlling interest	(73,911)	(191,502)
Net loss attributable to NetSol	$(1,765,719)	$(411,028)

Net loss per share:
Net loss per common share
Basic	$(0.17)	$(0.04)
Diluted	$(0.17)	$(0.04)

Weighted average number of shares outstanding
Basic	10,697,425	10,281,335
Diluted	10,697,425	10,281,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2016	2015

Net loss	$(1,765,719)	$(411,028)
Other comprehensive income (loss):
Translation adjustment	1,094,074	(1,248,567)
Comprehensive income (loss)	(671,645)	(1,659,595)
Comprehensive income (loss) attributable to non-controlling interest	323,713	(285,367)
Comprehensive loss attributable to NetSol	$(995,358)	$(1,374,228)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,691,808)	$(219,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,599,969	1,765,407
Provision for bad debts	-	36,780
Loss on sale of assets	2,403	11,873
Stock issued for services	865,456	77,750
Fair market value of warrants and stock options granted	21,804	-
Changes in operating assets and liabilities:
Accounts receivable	2,336,894	(1,268,570)
Accounts receivable - related party	121,800	(975,266)
Revenues in excess of billing	(2,746,917)	(773,583)
Revenues in excess of billing - related party	93,208	(138,926)
Other current assets	306,339	(322,533)
Accounts payable and accrued expenses	(780,569)	(833,638)
Unearned revenue	(346,108)	(538,259)
Net cash used in operating activities	(217,529)	(3,178,491)

Cash flows from investing activities:
Purchases of property and equipment	(554,873)	(625,794)
Sales of property and equipment	151,818	180,258
Investment	(555,555)	-
Net cash used in investing activities	(958,610)	(445,536)

Cash flows from financing activities:
Proceeds from sale of common stock	-	64,931
Proceeds from the exercise of stock options and warrants	276,861	-
Proceeds from exercise of subsidiary options	14,013	-
Proceeds from bank loans	-	437,070
Payments on capital lease obligations and loans - net	(49,117)	(174,385)
Net cash provided by financing activities	241,757	327,616
Effect of exchange rate changes	533,292	(797,222)
Net decrease in cash and cash equivalents	(401,090)	(4,093,633)
Cash and cash equivalents, beginning of the period	11,557,527	14,168,957
Cash and cash equivalents, end of period	$11,156,437	$10,075,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$83,672	$64,310
Taxes	$17,351	$71,172

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in eeGeo, Inc.	$248,658	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2016. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

NetSol Technologies (Beijing) Co. Ltd. (“NetSol Beijing”)

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of September 30, 2016, and June 30, 2016, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $8,727,470 and $7,640,095, respectively. The Company has not experienced any losses in such accounts.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

New Accounting Pronouncements

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard would have on its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. The Company is currently evaluating the impact the adoption of this standard would have on its financial condition, results of operations and cash flows.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”), which clarifies revenue and expense recognition for freight costs, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 “Statement of Cash Flows.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant effect on its consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

	For the Three Months
	Ended September 30,
	2016	2015

Stock Options	610,133	697,133
Warrants	11,075	163,124
	621,208	860,257

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $17,960,133 and $18,730.494 as of September 30, 2016 and June 30, 2016, respectively. During the three months ended September 30, 2016 and 2015, comprehensive income (loss) in the consolidated statements of operations included a translation income of $770.361 and translation loss of $963,200, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with 1insurer (formerly Innovation Group) called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the three months ended September 30, 2016 and 2015, NetSol-Innovation provided services of $1,555,475 and $1,897,799, respectively. Accounts receivable at September 30, 2016 and June 30, 2016 were $5,099,633 and $4,689,322, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS both provide support services to Investec. During the three months ended September 30, 2016 and 2015, NTE and VLS provided license, maintenance and services of $736,685 and $447,840, respectively. Accounts receivable at September 30, 2016 and June 30, 2016 were $284,940 and $1,001,856, respectively. Revenue in excess of billing at September 30, 2016 and June 30, 2016 were $682,049 and $804,168, respectively.

G-Force LLC

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force LLC which purchased a 4.9% investment in eeGeo, Inc. for $1,111,111. G-Force LLC paid $555,556 at the initial closing and $555,555 on September 1, 2016. See Note 8 “Other Long Term Assets”.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	September 30, 2016	June 30, 2016

Prepaid Expenses	$545,024	$386,578
Advance Income Tax	1,091,340	968,334
Employee Advances	123,122	83,978
Security Deposits	291,691	72,985
Other Receivables	696,427	486,562
Other Assets	444,821	216,191
Total	$3,192,425	$2,214,628

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	September 30, 2016	June 30, 2016

Office Furniture and Equipment	$3,426,515	$3,346,156
Computer Equipment	26,392,430	25,935,620
Assets Under Capital Leases	2,366,860	2,409,074
Building	9,344,596	9,185,570
Land	2,453,707	2,410,664
Autos	1,315,522	1,073,447
Improvements	392,011	385,135
Subtotal	45,691,641	44,745,666
Accumulated Depreciation	(23,078,889)	(21,971,231)
Property and Equipment, Net	$22,612,752	$22,774,435

For the three months ended September 30, 2016 and 2015, depreciation expense totaled $899,303 and $1,063,889, respectively. Of these amounts, $630,206 and $772,717, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of September 30, 2016 and June 30, 2016:

	As of	As of
	September 30, 2016	June 30, 2016
Computers and Other Equipment	$396,519	$503,926
Furniture and Fixtures	414,326	408,200
Vehicles	1,556,015	1,496,948
Total	2,366,860	2,409,074
Less: Accumulated Depreciation - Net	(706,151)	(713,248)
	$1,660,709	$1,695,826

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 8 – OTHER LONG TERM ASSETS

		As of	As of
		September 30, 2016	June 30, 2016

Investment	(1)	$1,524,563	$720,350
Long Term Security Deposits		80,168	122,203
Total		$1,604,731	$842,553

(1)	Investment under cost method

On March 2, 2016, the Company purchased a 4.9% interest in eeGeo, Inc. a non-public company for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2016. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in eeGeo, Inc., for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. Per the agreement, NetSol PK is to provide a minimum of $200,000 of services in each three-month period and the entire balance is required to be provided within three years of the date of the agreement. NetSol PK may be required to forfeit the shares back to eeGeo, Inc., if NetSol PK fails to provide the future services. During three months ended September 30, 2016, NetSol PK provided services valued at $248,658. As of September 30, 2016, accumulated balance of services provided was $413,452 which is recorded as investment.

In connection with the investment, the Company and NetSol PK received a warrant to purchase preferred stock which included the following key terms and features:

●	The warrants are exercisable into share of the “Next Round Preferred”, only if and when the Next Round Preferred is issued by eeGeo, Inc., in a “Qualified Financing”.

●	The warrants expire on March 2, 2020.

●	“Next Round Preferred” is defined as occurring if eeGeo, Inc.’s preferred stock (or securities convertible into preferred stock) are issued in a Qualified Financing that occurs after March 2, 2016.

●	“Qualified Financing” is defined as financing with total proceeds of at least $2 million.

●	The total number of common stock shares to be issued is equal to $1,250,000 divided by the per share price of the Next Round Preferred.

●	The exercise price of the warrants is equal to the greater of

a)	70% of the per share price of the Next Round Preferred sold in a Qualified Financing, or

b)	$25,000,000 divided by the total number of shares of common stock outstanding immediately prior to the Qualified Financing (on a fully-diluted basis, excluding the number of common stock shares issuable upon the exercise of any given warrant).

The Company accounted for this investment using the cost method. At September 30, 2016, the Company has determined that there is no impairment.

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	September 30, 2016	June 30, 2016

Product Licenses - Cost	$47,244,997	$48,632,368
Additions	-	-
Deletion	-	(1,387,371)
Effect of Translation Adjustment	(2,813,809)	(3,323,518)
Accumulated Amortization	(25,104,929)	(24,247,446)
Net Balance	$19,326,259	$19,674,033

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $19,326,259 will be amortized over the next 7.5 years. Amortization expense for the three months ended September 30, 2016 and 2015 was $700,666 and $701,518, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
September 30, 2017	$2,807,280
September 30, 2018	2,807,280
September 30, 2019	2,807,280
September 30, 2020	2,807,280
September 30, 2021	2,807,280
Thereafter	5,289,859
$19,326,259

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of	As of
	September 30, 2016	June 30, 2016
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the period ended September 30, 2016.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	September 30, 2016	June 30, 2016

Accounts Payable	$1,327,620	$1,346,532
Accrued Liabilities	4,600,132	4,171,058
Accrued Payroll & Taxes	264,395	231,881
Taxes Payable	83,945	66,437
Other Payable	113,036	146,862
Total	$6,389,128	$5,962,770

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 12 – DEBTS

Notes payable and capital leases consisted of the following:

		As of September 30, 2016
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$21,376	$21,376	$-
HSBC Loan	(2)	19,253	19,253	-
Loan Payable Bank	(3)	3,860,631	3,860,631	-
		3,901,260	3,901,260	-
Subsidiary Capital Leases	(4)	1,046,772	506,913	539,859
		$4,948,032	$4,408,173	$539,859

		As of June 30, 2016
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$65,114	$65,114	$-
HSBC Loan	(2)	93,704	93,704	-
Loan Payable Bank	(3)	3,792,907	3,792,907	-
		3,951,725	3,951,725	-
Subsidiary Capital Leases	(4)	966,051	488,359	477,692
		$4,917,776	$4,440,084	$477,692

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 0.49% as of September 30, 2016 and June 30, 2016, respectively.

(2) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of a 51% controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,282,051 for a period of 5 years with monthly payments of £18,420, or approximately $23,615. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against a debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the three months ended September 30, 2016 and 2015 was $1,558 and $7,850, respectively.

This facility requires that NTE’s adjusted tangible net worth would not be less than £600,000. For this purpose, adjusted tangible net worth means shareholders’ funds less intangible assets plus non-redeemable preference shares. In addition, NTE’s cash debt service coverage would not fall below 150% of the aggregate debt service cost. As of September 30, 2016, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 400,000,000 or approximately $3,860,631. The interest rate for the loans was 4.5% and 4.5% at September 30, 2016 and June 30, 2016, respectively. Interest expense for the three months ended September 30, 2016 and 2015 was $29,065 and $41,006, respectively.

This facility requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of September 30, 2016, NetSol PK was in compliance with this covenant.

(4) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2019. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2016 and 2015.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Following is the aggregate minimum future lease payments under capital leases as of September 30, 2016:

Amount
Minimum Lease Payments
Due FYE 9/30/17	$568,028
Due FYE 9/30/18	365,013
Due FYE 9/30/19	215,066
Total Minimum Lease Payments	1,148,107
Interest Expense relating to future periods	(101,335)
Present Value of minimum lease payments	1,046,772
Less: Current portion	(506,913)
Non-Current portion	$539,859

NOTE 13 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2016, the Company issued 59,390 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $356,773.

During the three months ended September 30, 2016, the Company issued 11,250 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $57,264.

During the three months ended September 30, 2016, the Company issued 77,954 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $451,419.

During the three months ended September 30, 2016, the Company collected subscription receivable of $180,361 related to the exercise of stock options in previous years.

During the three months ended September 30, 2016, the Company received $96,500 pursuant to a stock option agreement for the exercise of 20,315 shares of common stock at price $4.75 per share.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 14 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:

	# of shares	Weighted Ave Exercise	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2016	610,133	$4.90	0.99	$799,030
Granted	20,315	$4.75
Exercised	(20,315)	$4.75
Expired / Cancelled	-
Outstanding and exercisable, September 30, 2016	610,133	$4.90	0.74	$1,013,097

WARRANTS:

Outstanding and exercisable, June 30, 2016	163,124	$7.29	0.23	$9,303
Granted / adjusted	-	-
Exercised	-	-
Expired	(152,049)	$7.46
Outstanding and exercisable, September 30, 2016	11,075	$5.00	0.43	$13,955

The following table summarizes information about stock options and warrants outstanding and exercisable at September 30, 2016.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$0.10 - $9.90	609,133	0.74	$4.88
$10.00 - $19.90	1,000	0.80	$16.00
Totals	610,133	0.74	$4.90

WARRANTS:
$5.00 - $7.50	11,075	0.43	$5.00
Totals	11,075	0.43	$5.00

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2015	6,667	$6.00
Granted	864,500	$5.91
Vested	(240,939)	$5.51
Unvested, June 30, 2016	630,228	$6.07
Granted	229,646	$5.92
Canceled	(1,000)	$5.09
Vested	(148,594)	$5.82
Unvested, September 30, 2016	710,280	$6.07

For the three months ended September 30, 2016 and 2015, the Company recorded compensation expense of $865,456 and $77,750 respectively. The compensation expense related to the unvested stock grants as of September 30, 2016 was $4,311,540 which will be recognized during the fiscal years 2017 through 2021.

OPTIONS

During the three months ended September 30, 2016, the Company granted 20,315 options to employees with exercise prices of $4.75 per share and expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $21,804 in compensation expense for these options in the accompanying condensed consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model with the following assumptions:

●	Risk-free interest rate - 0.01%

●	Expected life – 3 months

●	Expected volatility – 19.27%

●	Expected dividend - 0%

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

On June 15, 2016, the parties in the California and the Nevada cases jointly executed a Stipulation and Agreement of Settlement of Derivative Claims, which is intended to fully resolve both cases. Pursuant to the stipulation and subject to the court’s approval, the Company has agreed to adopt or maintain certain corporate governance measures, and has agreed to cause its insurers to pay plaintiff counsel’s fees and expenses in an aggregate amount not to exceed $175,000. On June 16, 2016, the California plaintiff filed a motion for preliminary approval of the derivative settlement. The motion for approval of the settlement was continued by the California court until December 14, 2016.

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

The following table presents a summary of identifiable assets as of September 30, 2016 and June 30, 2016:

	As of	As of
	September 30, 2016	June 30, 2016
Identifiable assets:
Corporate headquarters	$3,288,674	$3,646,160
North America	6,994,289	6,845,444
Europe	7,119,525	7,857,427
Asia - Pacific	76,664,419	75,000,384
Consolidated	$94,066,907	$93,349,415

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2016	2015
Revenues from unaffiliated customers:
North America	$1,841,431	$1,502,468
Europe	1,206,049	1,498,531
Asia - Pacific	9,661,918	7,958,466
	12,709,398	10,959,465
Revenue from affiliated customers
Europe	736,685	447,840
Asia - Pacific	1,555,475	1,897,799
	2,292,160	2,345,639
Consolidated	$15,001,558	$13,305,104

Intercompany revenue
Europe	$136,127	$136,786
Asia - Pacific	459,951	944,189
Eliminated	$596,078	$1,080,975

Net income (loss) after taxes and before non-controlling interest:

Corporate headquarters	$(1,562,419)	$(713,650)
North America	267,892	376,714
Europe	(100,288)	(194,581)
Asia - Pacific	(296,993)	311,991
Consolidated	$(1,691,808)	$(219,526)

The following table presents a summary of capital expenditures for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2016	2015
Capital expenditures:
Corporate headquarters	$-	$-
North America	4,103	22,677
Europe	195,180	43,819
Asia - Pacific	355,590	559,298
Consolidated	$554,873	$625,794

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2016

NetSol PK	33.51%	$10,534,992
NetSol-Innovation	49.90%	2,981,320
VLS, VLSH & VLSIL Combined	49.00%	296,818
NetSol Thai	0.006%	(5)
Total		$13,813,125

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2016

NetSol PK	33.40%	$10,292,495
NetSol-Innovation	49.90%	2,735,998
VLS, VLHS & VLSIL Combined	49.00%	309,213
NetSol Thai	0.006%	(4)
Total		$13,337,702

NETSOL TECHNOLOGIES, LIMITED

During the three months ended September 30, 2016, employees of NetSol PK exercised 90,000 options of common stock pursuant to employees exercising stock options and NetSol PK received cash of $14,013, resulting in an increase in non-controlling interest from 33.40% to 33.51%.

Item 2. Management’s Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2016. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2016, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	San Francisco Bay Area

●	Europe	London Metropolitan area

●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Jakarta and Sydney

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

NFS Mobility

NetSol launched NFS mobility in 2014. It enables a sales force for the finance and leasing company across different channels like point of sale, field investigation and auditing as well as allowing end customers to access their contract details through a self-service mobile application. NFS Mobility includes mAccount, mPOS, mDealer, mAuditor, and Mobile Field Investigator (mFI).

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

LeaseSoft

In addition to offering NFS Ascent™ to the European market, NTE has some regional offerings, including LeaseSoft and LoanSoft. LeaseSoft is a full lifecycle lease and finance system aimed predominantly at the UK funder market, including modules to support web portals and an electronic data interchange manager to facilitate integration between funders and introducers. LoanSoft is similar to LeaseSoft, but optimized for the consumer loan market.

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the three months ended September 30, 2016. It should be read together with our condensed consolidated financial statements and related notes included herein.

Highlights

Listed below are a few of NetSol’s major successes achieved in the three months ended September 30, 2016:

●	The first implementation of our contract with a long-standing customer to upgrade to NFS Ascent™ in 11 countries and implement NFS Ascent™ in one new country was recently completed in New Zealand. The first implementation phase continues in Australia, Korea and China.

●	Implementation of the NFS Ascent™ contract with UK-based client valued at approximately $8 million is progressing as planned

●	Sold LeasePak license valued at $500,000 to Korean based automotive captive for their U.S. operations.

●	NetSol PK signed a collaboration agreement to provide technology services to eeGeo, an interactive 3D mapping company based in the United Kingdom. The eeGeo platform enables businesses to easily visualize complex data sets and location-based services in a 3D mobile experience. This agreement is progressing well as per joint agreements with NetSol and eeGeo.

●	Went live with a major implementation of our NFS legacy system with Tri Petch Isuzu Leasing in Thailand.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly in the auto and banking markets.

●	China to invest $46 billion in Pakistan on energy and infrastructure projects.

●	According to the Wall Street Journal article on August 12, 2016, the Chinese Auto market experienced double digit growth of 26% in July 2016 versus July 2015.

●	NFS legacy Solutions and Ascent’s largest auto finance market remains robust and resilient in China.

●	According to Reuters, US auto manufactures hit a record 17.5 million units of new car sales in 2015, the highest in a decade.

●	Slowly improving economic environment in the U.K. and major European economies.

●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.

●	According to Deloitte’s 2015 China Auto Finance Report, China’s auto finance penetration rate will reach 50% by 2020.

●	According to a KPMG report, global car sales are rising and forecast to exceed 91 million by 2017.

●	Continued interest from multinational auto captives, global companies and existing clients in NetSol Ascent™.

●	Higher caliber and quality talents joining NetSol, globally including those strategic senior management hiring in the US, China and Pakistan.

●	Improved economic and geo political indicators in Pakistan to restore business confidence.

Negative trends:

●	The disruption risk of geopolitical unrest in the Middle East and the global threat of terrorist attacks.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	The threats of conflict between the U.S. and Middle East region could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

●	Currency fluctuation due to the concerns regarding the United Kingdom’s proposed exit from the European Union.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2016 compared to the Quarter Ended September 30, 2015

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended September 30, 2016 and 2015 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2016	%	2015	%
Net Revenues:
License fees	$3,499,860	23.33%	$1,193,354	8.97%
Maintenance fees	3,402,821	22.68%	3,012,238	22.64%
Services	5,806,717	38.71%	6,753,873	50.76%
License fees - related party	246,957	1.65%	-	0.00%
Maintenance fees - related party	130,631	0.87%	158,231	1.19%
Services - related party	1,914,572	12.76%	2,187,408	16.44%
Total net revenues	15,001,558	100.00%	13,305,104	100.00%

Cost of revenues:
Salaries and consultants	5,893,349	39.28%	5,161,249	38.79%
Travel	711,895	4.75%	481,453	3.62%
Depreciation and amortization	1,330,872	8.87%	1,474,235	11.08%
Other	972,338	6.48%	938,797	7.06%
Total cost of revenues	8,908,454	59.38%	8,055,734	60.55%

Gross profit	6,093,104	40.62%	5,249,370	39.45%
Operating expenses:
Selling and marketing	2,411,136	16.07%	1,698,404	12.77%
Depreciation and amortization	269,097	1.79%	291,172	2.19%
General and administrative	4,552,098	30.34%	3,204,688	24.09%
Research and development cost	92,932	0.62%	112,070	0.84%
Total operating expenses	7,325,263	48.83%	5,306,334	39.88%

Loss from operations	(1,232,159)	-8.21%	(56,964)	-0.43%
Other income and (expenses)
Loss on sale of assets	(2,403)	-0.02%	(11,873)	-0.09%
Interest expense	(54,475)	-0.36%	(68,173)	-0.51%
Interest income	30,440	0.20%	52,112	0.39%
Gain (loss) on foreign currency exchange transactions	(414,896)	-2.77%	(113,719)	-0.85%
Other income	21,560	0.14%	54,314	0.41%
Total other income (expenses)	(419,774)	-2.80%	(87,339)	-0.66%

Net loss before income taxes	(1,651,933)	-11.01%	(144,303)	-1.08%
Income tax provision	(39,875)	-0.27%	(75,223)	-0.57%
Net loss	(1,691,808)	-11.28%	(219,526)	-1.65%
Non-controlling interest	(73,911)	-0.49%	(191,502)	-1.44%
Net loss attributable to NetSol	$(1,765,719)	-11.77%	$(411,028)	-3.09%

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 16 “Operating Segments” within the Notes to the Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

			Favorable	Favorable	Total
			(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months		Change in	Change due to	(Unfavorable)
	Ended September 30,		Constant	Currency	Change as
	2016	2015	Currency	Fluctuation	Reported

Net Revenues:	15,001,558	13,305,104	2,065,556	(369,102)	1,696,454

Cost of revenues:	8,908,454	8,055,734	(1,011,869)	159,149	(852,720)

Gross profit	6,093,104	5,249,370	1,053,687	(209,953)	843,734

Operating expenses:	7,325,263	5,306,334	(2,236,886)	217,957	(2,018,929)

Loss from operations	(1,232,159)	(56,964)	(1,183,199)	8,004	(1,175,195)

Net revenues for the quarter ended September 30, 2016 and 2015 are broken out among the segments as follows:

	2016		2015
	Revenue	%	Revenue	%
North America	1,841,431	12.27%	1,502,468	11.29%
Europe	1,942,734	12.95%	1,946,371	14.63%
Asia-Pacific	11,217,393	74.77%	9,856,265	74.08%
Total	$15,001,558	100.00%	$13,305,104	100.00%

Revenues

License fees

License fees for the three months ended September 30, 2016 were $3,746,817 compared to $1,193,354 for the three months ended September 30, 2015 reflecting an increase of $2,553,463 with a change in constant currency of $2,610,254. Included in the license fees are licenses provided to related parties of $246,957 for the three months ended September 30, 2016 compared to $nil for the same period last year. During the three months ended September 30, 2016, we increased our license revenues through sales of our regional offerings in the U.S. and sales of our NFS Ascent™ product.

Maintenance fees

Maintenance fees for the three months ended September 30, 2016 were $3,533,452 compared to $3,170,469 for the three months ended September 30, 2015 reflecting an increase of $362,983 with a change in constant currency of $461,994. Included in the maintenance fees are maintenance provided to related parties of $130,631 for the three months ended September 30, 2016 compared to $158,231 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2016 and into fiscal year 2017. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Services

Services income for the three months ended September 30, 2016 was $7,721,289 compared to $8,941,281 for the three months ended September 30, 2015 reflecting a decrease of $1,219,992 with a change in constant currency of $1,006,692. Included in the services revenue are services provided to related parties of $1,914,572 for the three months ended September 30, 2016 compared to $2,187,408 for the same period last year. The decrease is due to a decrease in consulting services with current customers and a reduction in implementation services. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $6,093,104, for the three months ended September 30, 2016 as compared with $5,249,370 for the three months ended September 30, 2015. This is an increase of $843,734 with an increase in constant currency of $1,053,687. The gross profit percentage for the three months ended September 30, 2016 also increased to 40.62% from 39.45% for the three months ended September 30, 2015. The cost of sales was $8,908,454 for the three months ended September 30, 2016 compared to $8,055,734 for the three months ended September 30, 2015 for an increase of $852,720 and on a constant currency basis an increase of $1,011,869. As a percentage of sales, cost of sales decreased from 60.55% for the three months ended September 30, 2015 to 59.38% for the three months ended September 30, 2016.

Salaries and consultant fees increased by $732,100 from $5,161,249 for the three months ended September 30, 2015 to $5,893,349 for the three months ended September 30, 2016 and on a constant currency basis increased $849,061. The increase in salaries and consultant fees is due annual salary increases and the strategic hiring of employees at key locations including Pakistan, Thailand, China, UK and North America as we anticipate new projects associated with NFS Ascent™.

Depreciation and amortization expense decreased to $1,330,872 compared to $1,474,235 for the three months ended September 30, 2015 or a decrease of $143,363 and on a constant currency basis a decrease of $141,520. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $7,325,263 for the three months ended September 30, 2016 compared to $5,306,334, for the three months ended September 30, 2015 for an increase of 38.05% or $2,018,929 and on a constant currency basis an increase of 42.16% or $2,236,886. As a percentage of sales, it increased from 39.88% to 45.38%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $712,732 or 41.96% and on a constant currency basis an increase of $821,669 or 48.38%, and an increase in general and administrative expenses of $1,347,410 or 42.04% and on a constant currency basis an increase of $1,448,483 or 45.2%.

The increase in selling and marketing expenses is due to the increase in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $4,552,098 for the three months ended September 30, 2016 compared to $3,204,688 at September 30, 2015 or an increase of $1,347,410 or 42.04% and on a constant currency basis an increase of $1,448,483 or 45.2%. During the three months ended September 30, 2016, salaries increased by approximately $763,303 or $827,836 on a constant currency basis due to the increase in the number of employees, annual raises, share grants, cash bonuses and options; other general and administrative expenses increased by approximately $541,491 or $565,594 on a constant currency basis; professional services increased by approximately $79,396 or $91,833 on a constant currency basis.

Loss from Operations

Loss from operations was $1,232,159 for the three months ended September 30, 2016 compared to $56,964 for the three months ended September 30, 2015. This represents an increase in loss of $1,175,195 with an increase in loss of $1,183,199 on a constant currency basis for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. As a percentage of sales, net loss from operations was 8.21% for the three months ended September 30, 2016 compared to loss of 0.43% for the three months ended September 30, 2015.

Net Loss

Net loss was $1,765,719 for the three months ended September 30, 2016 compared to a loss of $411,028 for the three months ended September 30, 2015. This is an increase in loss of $1,354,691 compared to the prior year. For the three months ended September 30, 2016 and 2015, net loss per basic and diluted share was $0.17 and $0.04, respectively.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2016	September 30, 2015

Net loss before preferred dividend, per GAAP	$(1,765,719)	$(411,028)
Non-controlling interest	73,911	191,502
Income taxes	39,875	75,223
Depreciation and amortization	1,599,969	1,765,407
Interest expense	54,475	68,173
Interest (income)	(30,440)	(52,112)
EBITDA	$(27,929)	$1,637,165
Add back:
Non-cash stock-based compensation	887,260	77,750
Adjusted EBITDA, gross	$859,331	$1,714,915
Less non-controlling interest (a)	(679,817)	(1,055,531)
Adjusted EBITDA, net	$179,514	$659,384

Weighted Average number of shares outstanding
Basic	10,697,425	10,281,335
Diluted	10,861,290	10,392,669

Basic adjusted EBITDA	$0.02	$0.06
Diluted adjusted EBITDA	$0.02	$0.06

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$73,911	$191,502
Income Taxes	7,648	13,874
Depreciation and amortization	525,926	825,866
Interest expense	17,691	18,342
Interest (income)	(9,557)	(16,450)
EBITDA	$615,619	$1,033,134
Add back:
Non-cash stock-based compensation	64,198	22,397
Adjusted EBITDA of non-controlling interest	$679,817	$1,055,531

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $11,156,437 at September 30, 2016, compared to $11,557,527 at June 30, 2016.

Net cash used in operating activities was $217,529 for the three months ended September 30, 2016 compared to $3,178,491 for the three months ended September 30, 2015. At September 30, 2016, we had current assets of $40,916,597 and current liabilities of $15,305,317. We had accounts receivable of $12,526,828 at September 30, 2016 compared to $15,382,407 at June 30, 2016. We had revenues in excess of billings of $14,040,907 at September 30, 2016 compared to $11,297,264 at June 30, 2016. During the three months ended September 30, 2016, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $111,936, from $26,679,671 at June 30, 2016, to $26,567,735 at September 30, 2016. The increase in accounts receivable is due to invoicing for services and maintenance fees to various customers. To some customers, the maintenance fee is invoiced in advance for the year. The amount is recorded in unearned revenue and is recognized as revenue on the time proportionate method. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,389,128 and $4,408,173, respectively at September 30, 2016.

The average days sales outstanding for the three months ended September 30, 2016 and 2015 were 159 and 116 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used in investing activities was $958,610 for the three months ended September 30, 2016, compared to $445,536 for the three months ended September 30, 2015. We had purchases of property and equipment of $554,873 compared to $625,794 for the comparable period last fiscal year. During the three months ended September 30, 2016, we purchased a 2.5% interest in eeGeo, Inc. for $555,556 increasing our investment to 4.9%.

Net cash provided by financing activities was $241,757 and $327,616 for the three months ended September 30, 2016, and 2015, respectively. The three months ended September 30, 2016 included the cash inflow of $276,861 from the exercising of stock options and warrants. During the three months ended September 30, 2016, we had net payments from bank loans and capital leases of $49,117 compared to net proceeds of $262,685 for the three months ended September 30, 2015. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2016, we had approximately $11.16 million of cash, cash equivalents and marketable securities of which approximately $8.72 million is held by our foreign subsidiaries. As of June 30, 2016, we had approximately $11.56 million of cash, cash equivalents and marketable securities of which approximately $7.64 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future, and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing $2 to $3 million for APAC, U.S. and Europe new business development activities and infrastructure enhancements, which we expect to provide from current operations.

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

The Pakistani subsidiary, NetSol PK, has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 400 million or approximately $3.86 million which requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1.

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

REVENUE RECOGNTION

The Company derives revenues from the following sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) maintenance, which includes post contract support.

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

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2016. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of September 30, 2016, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

On June 15, 2016, the parties in the California and the Nevada cases jointly executed a Stipulation and Agreement of Settlement of Derivative Claims, which is intended to fully resolve both cases. Pursuant to the stipulation and subject to the court’s approval, the Company has agreed to adopt or maintain certain corporate governance measures, and has agreed to cause its insurers to pay plaintiff counsel’s fees and expenses in an aggregate amount not to exceed $175,000. On June 16, 2016, the California plaintiff filed a motion for preliminary approval of the derivative settlement. The motion for approval of the settlement was continued by the California court until December 14, 2016.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

NETSOL TECHNOLOGIES, INC.

Date:	November 14, 2016	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	November 14, 2016	/s/Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer