Form 10-Q
period 2016-12-31
NETSOL TECHNOLOGIES INC
filed 2017-02-14
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

[  ] For the transition period from _____________ to _____________

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

Yes [  ] No [X]

The issuer had 10,993,054 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of February 10, 2017.

NETSOL TECHNOLOGIES,INC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,505,383	$11,557,527
Accounts receivable, net of allowance of $495,760 and $492,498	5,840,490	9,691,229
Accounts receivable, net - related party	4,303,380	5,691,178
Revenues in excess of billings	17,646,488	10,493,096
Revenues in excess of billings - related party	469,030	804,168
Other current assets	2,904,650	2,214,628
Total current assets	40,669,421	40,451,826
Restricted cash	90,000	90,000
Property and equipment, net	21,873,277	22,774,435
Other assets	2,054,938	842,553
Intangible assets, net	18,423,439	19,674,033
Goodwill	9,516,568	9,516,568
Total assets	$92,627,643	$93,349,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,373,097	$5,962,770
Current portion of loans and obligations under capitalized leases	4,368,930	4,440,084
Unearned revenues	2,806,804	4,739,214
Common stock to be issued	88,324	88,324
Total current liabilities	14,637,155	15,230,392
Long term loans and obligations under capitalized leases; less current maturities	501,554	477,692
Total liabilities	15,138,709	15,708,084
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,993,054 shares issued and 10,958,275 outstanding as of December 31, 2016 and10,713,372 shares issued and 10,686,093 outstanding as of June 30, 2016	109,931	107,134
Additional paid-in-capital	123,019,215	121,448,946
Treasury stock (34,779 shares and 27,279 shares)	(454,310)	(415,425)
Accumulated deficit	(40,074,755)	(37,323,360)
Stock subscription receivable	(450,220)	(783,172)
Other comprehensive loss	(18,628,395)	(18,730,494)
Total NetSol stockholders’ equity	63,521,466	64,303,629
Non-controlling interest	13,967,468	13,337,702
Total stockholders’ equity	77,488,934	77,641,331
Total liabilities and stockholders’ equity	$92,627,643	$93,349,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2016	2015	2016	2015
Net Revenues:
License fees	$5,350,086	$709,691	$8,849,946	$1,903,045
Maintenance fees	3,787,696	3,240,472	7,190,517	6,252,710
Services	6,984,084	9,574,104	12,790,801	16,327,977
License fees - related party	-	-	246,957	-
Maintenance fees - related party	51,345	31,755	181,976	189,986
Services - related party	1,464,901	2,635,675	3,379,473	4,823,083
Total net revenues	17,638,112	16,191,697	32,639,670	29,496,801

Cost of revenues:
Salaries and consultants	5,979,804	5,083,412	11,873,153	10,244,661
Travel	836,240	754,009	1,548,135	1,235,462
Depreciation and amortization	1,318,764	1,461,466	2,649,636	2,935,701
Other	1,065,727	1,022,682	2,038,065	1,961,479
Total cost of revenues	9,200,535	8,321,569	18,108,989	16,377,303

Gross profit	8,437,577	7,870,128	14,530,681	13,119,498

Operating expenses:
Selling and marketing	2,713,478	2,002,990	5,057,516	3,701,394
Depreciation and amortization	271,485	285,616	540,582	576,788
General and administrative	3,933,413	3,378,829	8,552,609	6,583,517
Research and development cost	91,607	117,924	184,539	229,994
Total operating expenses	7,009,983	5,785,359	14,335,246	11,091,693

Income from operations	1,427,594	2,084,769	195,435	2,027,805

Other income and (expenses)
Loss on sale of assets	(32,339)	(2,333)	(34,742)	(14,206)
Interest expense	(62,127)	(72,156)	(116,602)	(140,329)
Interest income	23,416	35,299	53,856	87,411
Loss on foreign currency exchange transactions	(621,887)	(134,527)	(1,036,783)	(248,246)
Other income	6,823	120,684	28,383	174,998
Total other income (expenses)	(686,114)	(53,033)	(1,105,888)	(140,372)

Net income (loss) before income taxes	741,480	2,031,736	(910,453)	1,887,433
Income tax provision	(338,884)	(273,275)	(378,759)	(348,498)
Net income (loss)	402,596	1,758,461	(1,289,212)	1,538,935
Non-controlling interest	(1,388,272)	(883,396)	(1,462,183)	(1,074,898)
Net income (loss) attributable to NetSol	$(985,676)	$875,065	$(2,751,395)	$464,037

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.09)	$0.08	$(0.26)	$0.05
Diluted	$(0.09)	$0.08	$(0.26)	$0.04

Weighted average number of shares outstanding
Basic	10,877,446	10,308,186	10,783,685	10,294,760
Diluted	10,877,446	10,548,922	10,783,685	10,535,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2016	2015	2016	2015

Net income (loss)	$(985,676)	$875,065	$(2,751,395)	$464,037
Other comprehensive income (loss):
Translation adjustment	(944,837)	(665,906)	149,237	(1,914,473)
Comprehensive income (loss)	(1,930,513)	209,159	(2,602,158)	(1,450,436)
Comprehensive income (loss) attributable to non-controlling interest	(276,575)	(249,910)	47,138	(535,277)
Comprehensive income (loss) attributable to NetSol	$(1,653,938)	$459,069	$(2,649,296)	$(915,159)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,289,212)	$1,538,935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,190,218	3,512,489
Provision for bad debts	1,026	37,043
Loss on sale of assets	34,742	14,206
Stock issued for services	1,525,775	326,019
Fair market value of warrants and stock options granted	21,804	145,716
Changes in operating assets and liabilities:
Accounts receivable	3,678,110	111,967
Accounts receivable - related party	829,285	(2,383,828)
Revenues in excess of billing	(7,219,089)	520,071
Revenues in excess of billing - related party	285,791	15,866
Other current assets	585,147	(758,802)
Accounts payable and accrued expenses	334,241	142,008
Unearned revenue	(1,908,440)	(1,190,072)
Net cash provided by operating activities	69,398	2,031,618

Cash flows from investing activities:
Purchases of property and equipment	(1,074,316)	(1,177,443)
Sales of property and equipment	181,087	357,933
Purchase of treasury stock	(38,885)	-
Purchase of non-controlling interest in subsidiary	-	(347,623)
Investment	(705,555)	-
Net cash used in investing activities	(1,637,669)	(1,167,133)

Cash flows from financing activities:
Proceeds from sale of common stock	-	64,931
Proceeds from the exercise of stock options and warrants	429,452	194,680
Proceeds from exercise of subsidiary options	18,089	-
Dividend paid by subsidiary to Non-controlling interest	(968,657)	-
Proceeds from bank loans	-	306,750
Payments on capital lease obligations and loans - net	(69,998)	(530,733)
Net cash provided by (used in) financing activities	(591,114)	35,628
Effect of exchange rate changes	107,241	(1,082,297)
Net decrease in cash and cash equivalents	(2,052,144)	(182,184)
Cash and cash equivalents, beginning of the period	11,557,527	14,168,957
Cash and cash equivalents, end of period	$9,505,383	$13,986,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED

	For the Six Months
	Ended December 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$123,682	$132,764
Taxes	$77,414	$156,737

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in eeGeo, Inc.	$549,621	$-
Assets acquired under capital lease	$312,632	$-

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of December 31, 2016, and June 30, 2016, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $7,869,426 and $7,640,095, respectively. The Company has not experienced any losses in such accounts.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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

New Accounting Pronouncements

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 including interim periods within those fiscal years. Earlier adoption is permitted. The Company maintains restricted cash balances and upon adoption of this standard, the Company will show restricted cash as part of cash and restricted cash equivalents.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company will apply this guidance to applicable impairment tests after the adoption date.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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

The components of basic and diluted earnings per share were as follows:

	For the three months ended December 31, 2016			For the six months ended December 31, 2016
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(985,676)	10,877,446	$(0.09)	$(2,751,395)	10,783,685	$(0.26)
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Warrants	-	-	-	-	-	-
Diluted loss per share	$(985,676)	10,877,446	$(0.09)	$(2,751,395)	10,783,685	$(0.26)

	For the three months ended December 31, 2015			For the six months ended December 31, 2015
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$875,065	10,308,186	$0.08	$464,037	10,294,760	$0.05
Effect of dilutive securities
Stock options	-	237,618	-	-	237,618	-
Warrants	-	3,118	-	-	3,118	-
Diluted income per share	$875,065	10,548,922	$0.08	$464,037	10,535,496	$0.04

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2016	2015	2016	2015
Stock Options	480,133	-	480,133	-
Warrants	11,075	-	11,075	-
	491,208	-	491,208	-

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $18,628,395 and $18,730.494 as of December 31, 2016 and June 30, 2016, respectively. During the three and six months ended December 31, 2016, comprehensive income (loss) in the consolidated statements of operations included a translation loss of $668,262 and translation income of $102,099, respectively. During the three and six months ended December 31, 2015, comprehensive income (loss) in the consolidated statements of operations included a translation loss of $415,996 and $1,379,196, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with 1insurer (formerly Innovation Group) called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the three and six months ended December 31, 2016, NetSol-Innovation provided services of $1,401,144 and $2,956,619, respectively. During the three and six months ended December 31, 2015, NetSol-Innovation provided services of $2,128,727 and $4,026,526, respectively. Accounts receivable at December 31, 2016 and June 30, 2016 were $4,221,689 and $4,689,322, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS both provide support services to Investec. During the three and six months ended December 31, 2016, NTE and VLS provided license, maintenance and services of $115,102 and $851,787, respectively. During the three and six months ended December 31, 2015, NTE and VLS provided maintenance and services of $538,703 and $986,543, respectively. Accounts receivable at December 31, 2016 and June 30, 2016 were $81,691 and $1,001,856, respectively. Revenue in excess of billing at December 31, 2016 and June 30, 2016 were $469,030 and $804,168, respectively.

G-Force LLC

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force LLC which purchased a 4.9% investment in eeGeo, Inc. (“eeGeo”) for $1,111,111. See Note 8 “Other Long Term Assets”.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of December 31, 2016	As of June 30, 2016

Prepaid Expenses	$665,018	$386,578
Advance Income Tax	1,061,190	968,334
Employee Advances	57,934	83,978
Security Deposits	280,465	72,985
Other Receivables	515,571	486,562
Other Assets	324,472	216,191
Total	$2,904,650	$2,214,628

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31, 2016	As of June 30, 2016
Office Furniture and Equipment	$3,434,984	$3,346,156
Computer Equipment	26,125,171	25,935,620
Assets Under Capital Leases	2,557,974	2,409,074
Building	9,244,025	9,185,570
Land	2,427,467	2,410,664
Autos	1,219,978	1,073,447
Improvements	387,820	385,135
Subtotal	45,397,419	44,745,666
Accumulated Depreciation	(23,524,142)	(21,971,231)
Property and Equipment, Net	$21,873,277	$22,774,435

For the three and six months ended December 31, 2016, depreciation expense totaled $902,678 and $1,801,981, respectively. Of these amounts, $631,193 and $1,261,399, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2015, depreciation expense totaled $1,060,216 and $2,124,105, respectively. Of these amounts, $774,600 and $1,547,317, respectively, are reflected in cost of revenues.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

Following is a summary of fixed assets held under capital leases as of December 31, 2016 and June 30, 2016:

	As of December 31, 2016	As of June 30, 2016
Computers and Other Equipment	$387,033	$503,926
Furniture and Fixtures	410,591	408,200
Vehicles	1,760,350	1,496,948
Total	2,557,974	2,409,074
Less: Accumulated Depreciation - Net	(790,786)	(713,248)
	$1,767,188	$1,695,826

NOTE 8 – OTHER LONG TERM ASSETS

		As of December 31, 2016	As of June 30, 2016
Investment	(1)	$1,975,527	$720,350
Long Term Security Deposits		79,411	122,203
Total		$2,054,938	$842,553

(1)	Investment under cost method

	●	On March 2, 2016, the Company purchased a 4.9% interest in eeGeo a non-public company for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2016. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in eeGeo, for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. Per the agreement, NetSol PK is to provide a minimum of $200,000 of services in each three-month period and the entire balance is required to be provided within three years of the date of the agreement. If NetSol PK fails to provide the future services, it may be required to forfeit the shares back to eeGeo. During the six months ended December 31, 2016, NetSol PK paid $150,000 to eeGeo for its share of investment. During the three and six months ended December 31, 2016, NetSol PK provided services valued at $300,963 and $549,621, respectively. As of December 31, 2016, the accumulated balance of services provided was $714,416 which is recorded as investment.

In connection with the investment, the Company and NetSol PK received a warrant to purchase preferred stock of eeGeo which included the following key terms and features:

●	The warrants are exercisable into shares of the “Next Round Preferred”, only if and when the Next Round Preferred is issued by eeGeo in a “Qualified Financing”.

●	The warrants expire on March 2, 2020.

●	“Next Round Preferred” is defined as occurring if eeGeo’s preferred stock (or securities convertible into preferred stock) are issued in a Qualified Financing that occurs after March 2, 2016.

●	“Qualified Financing” is defined as financing with total proceeds of at least $2 million.

●	The total number of common stock shares to be issued is equal to $1,250,000 divided by the per share price of the Next Round Preferred.

●	The exercise price of the warrants is equal to the greater of

a)	70% of the per share price of the Next Round Preferred sold in a Qualified Financing, or

b)	$25,000,000 divided by the total number of shares of common stock outstanding immediately prior to the Qualified Financing (on a fully-diluted basis, excluding the number of common stock shares issuable upon the exercise of any given warrant).

The Company accounted for this investment using the cost method. At December 31, 2016, the Company has determined that there is no impairment.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of December 31, 2016	As of June 30, 2016

Product Licenses - Cost	$47,244,997	$48,632,368
Additions	-	-
Deletions	-	(1,387,371)
Effect of Translation Adjustment	(3,265,457)	(3,323,518)
Accumulated Amortization	(25,556,101)	(24,247,446)
Net Balance	$18,423,439	$19,674,033

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $18,423,439 will be amortized over the next 7.25 years. Amortization expense for the three and six months ended December 31, 2016 was $687,571 and $1,388,237, respectively. Amortization expense for the three and six months ended December 31, 2015 was $686,866 and $1,388,384, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
December 31, 2017	$2,777,259
December 31, 2018	2,777,259
December 31, 2019	2,777,259
December 31, 2020	2,777,259
December 31, 2021	2,777,259
Thereafter	4,537,144
$18,423,439

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of December 31, 2016	As of June 30, 2016
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the period ended December 31, 2016.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31, 2016	As of June 30, 2016
Accounts Payable	$1,579,841	$1,346,532
Accrued Liabilities	4,787,577	4,171,058
Accrued Payroll & Taxes	609,154	231,881
Taxes Payable	264,332	66,437
Other Payable	132,193	146,862
Total	$7,373,097	$5,962,770

NOTE 12 – DEBTS

Notes payable and capital leases consisted of the following:

		As of December 31, 2016
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$89,732	$89,732	$-
HSBC Loan	(2)	-	-	-
Loan Payable Bank	(3)	3,819,345	3,819,345	-
		3,909,077	3,909,077	-
Subsidiary Capital Leases	(4)	961,407	459,853	501,554
		$4,870,484	$4,368,930	$501,554

		As of June 30, 2016
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$65,114	$65,114	$-
HSBC Loan	(2)	93,704	93,704	-
Loan Payable Bank	(3)	3,792,907	3,792,907	-
		3,951,725	3,951,725	-
Subsidiary Capital Leases	(4)	966,051	488,359	477,692
		$4,917,776	$4,440,084	$477,692

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on the insurance financing was 5.9% as of December 31, 2016 and June 30, 2016, respectively.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

(2) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of a 51% controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,234,568 for a period of 5 years with monthly payments of £18,420, or approximately $22,741. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against a debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the three and six months ended December 31, 2016 was $38 and $1,596, respectively. Interest expense for the three and six months ended December 31, 2015 was $1,161 and $9,011, respectively. NTE paid this loan in full during six months ended December 31, 2016.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 400,000,000 or approximately $3,819,345. The interest rate for the loans was 3% and 4.5% at December 31, 2016 and June 30, 2016, respectively. Interest expense for the three and six months ended December 31, 2016 was $28,527 and $57,592, respectively. Interest expense for the three and six months ended December 31, 2015 was $36,980 and $77,986, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of December 31, 2016, NetSol PK was in compliance with this covenant.

(4) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2021. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three and six months ended December 31, 2016 and 2015.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2016:

Amount
Minimum Lease Payments
Due FYE 12/31/17	$517,595
Due FYE 12/31/18	396,414
Due FYE 12/31/19	126,178
Due FYE 12/31/20	6,551
Due FYE 12/31/21	5,459
Total Minimum Lease Payments	1,052,197
Interest Expense relating to future periods	(90,790)
Present Value of minimum lease payments	961,407
Less: Current portion	(459,853)
Non-Current portion	$501,554

NOTE 13 - STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2016, the Company issued 77,458 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $463,548.

During the six months ended December 31, 2016, the Company issued 44,751 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $256,353.

During the six months ended December 31, 2016, the Company issued 137,158 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $805,874.

During the six months ended December 31, 2016, the Company collected subscription receivable of $332,952 related to the exercise of stock options in previous years.

During the six months ended December 31, 2016, the Company received $96,500 pursuant to a stock option agreement for the exercise of 20,315 shares of common stock at price $4.75 per share.

During the six months ended December 31, 2016, the Company purchased 7,500 of shares of its common stock from open market at an average price of $5.18 per share.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

NOTE 14 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:
	# of shares	Weighted Ave Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value
Outstanding and exercisable, June 30, 2016	610,133	$4.90	0.99	$799,030
Granted	20,315	$4.75
Exercised	(20,315)	$4.75
Expired / Cancelled	(130,000)	$7.50
Outstanding and exercisable, December 31, 2016	480,133	$4.20	0.67	$561,886

WARRANTS:
Outstanding and exercisable, June 30, 2016	163,124	$7.29	0.23	$9,303
Granted / adjusted	-	-
Exercised	-	-
Expired	(152,049)	$7.46
Outstanding and exercisable, December 31, 2016	11,075	$5.00	0.18	$2,215

The following table summarizes information about stock options and warrants outstanding and exercisable at December 31, 2016.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:
$0.10 - $9.90	479,133	0.67	$4.17
$10.00 - $19.90	1,000	0.56	$16.00
Totals	480,133	0.67	$4.20

WARRANTS:
$5.00 - $7.50	11,075	0.18	$5.00
Totals	11,075	0.18	$5.00

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2015	6,667	$6.00
Granted	864,500	$5.91
Vested	(240,939)	$5.51
Unvested, June 30, 2016	630,228	$6.07
Granted	229,646	$5.92
Cancelled	(1,000)	$5.09
Vested / cancelled	(229,616)	$5.86
Unvested, December 31, 2016	629,258	$6.09

For the three and six months ended December 31, 2016, the Company recorded compensation expense of $682,640, and $1,548,096 respectively. For the three and six months ended December 31, 2015, the Company recorded compensation expense of $248,268 and $326,019, respectively. The compensation expense related to the unvested stock grants as of December 31, 2016 was $3,628,898 which will be recognized during the fiscal years 2017 through 2022.

OPTIONS

During the six months ended December 31, 2016, the Company granted 20,315 options to employees with exercise prices of $4.75 per share and expiration date of 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $21,804 in compensation expense for these options in the accompanying condensed consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model with the following assumptions:

●	Risk-free interest rate - 0.01%

●	Expected life – 3 months

●	Expected volatility – 19.27%

●	Expected dividend - 0%

NOTE 15 – CONTINGENCIES

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and certain of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed consolidated amended complaints, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of the Company’s motions, the Court dismissed all of plaintiffs’ claims except those related to the scope of the Company’s release of its next generation product, NFS Ascent™, during the narrow, proposed class period of October 24, 2013 to November 8, 2013. The Company filed an answer and affirmative defenses denying the remaining claims. On February 26, 2016, the parties executed a Stipulation of Settlement to fully resolve the consolidated class action lawsuit, and filed a motion seeking the Federal Court’s approval of the settlement. On March 28, 2016, the Court issued an order preliminarily approving the settlement and providing for notice to class members. Following class notice and hearing, the Court issued an order granting the motion for final approval of the settlement and plan of allocation and motion for an award of attorneys’ fees and case expenses on July 1, 2016. The Court’s Judgment approving the settlement on the terms set forth in the Stipulation of Settlement was signed on July 2, 2016. The cost of the settlement was covered by the Company’s insurers.

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

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

On June 15, 2016, the parties in the California and the Nevada cases jointly executed a Stipulation and Agreement of Settlement of Derivative Claims, which is intended to fully resolve both cases. Pursuant to the stipulation and subject to the court’s approval, the Company has agreed to adopt or maintain certain corporate governance measures, and has agreed to cause its insurers to pay plaintiff counsel’s fees and expenses in an aggregate amount not to exceed $175,000. On June 16, 2016, the California plaintiff filed a motion for preliminary approval of the derivative settlement. The motion for approval of the settlement was continued by the California court until December 14, 2016. Effective January 9, 2017, the California Court issued a preliminary order approving the settlement. A final approval hearing is scheduled for April 6, 2017.

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

The following table presents a summary of identifiable assets as of December 31, 2016 and June 30, 2016:

	As of December 31, 2016	As of June 30, 2016
Identifiable assets:
Corporate headquarters	$2,854,674	$3,646,160
North America	6,380,919	6,845,444
Europe	7,081,665	7,857,427
Asia - Pacific	76,310,385	75,000,384
Consolidated	$92,627,643	$93,349,415

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Revenues from unaffiliated customers:
North America	$1,513,997	$952,738	$3,355,428	$2,455,206
Europe	1,298,037	1,679,224	2,504,086	3,177,755
Asia - Pacific	13,309,832	10,892,305	22,971,750	18,850,771
	16,121,866	13,524,267	28,831,264	24,483,732
Revenue from affiliated customers
Europe	115,102	538,703	851,787	986,543
Asia - Pacific	1,401,144	2,128,727	2,956,619	4,026,526
	1,516,246	2,667,430	3,808,406	5,013,069
Consolidated	$17,638,112	$16,191,697	$32,639,670	$29,496,801

Intercompany revenue
Europe	$95,053	$105,707	$231,180	$242,493
Asia - Pacific	1,462,603	2,115,420	1,922,554	3,059,609
Eliminated	$1,557,656	$2,221,127	$2,153,734	$3,302,102

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,190,559)	$(1,116,822)	$(2,820,076)	$(1,189,828)
North America	(71,134)	(332,899)	196,758	(419,760)
Europe	(698,364)	35,530	(798,652)	(654,170)
Asia - Pacific	2,362,653	3,172,652	2,132,758	3,802,693
Consolidated	$402,596	$1,758,461	$(1,289,212)	$1,538,935

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months Ended December 31,
	2016	2015
Capital expenditures:
Corporate headquarters	$-	$-
North America	41,275	44,679
Europe	273,794	63,222
Asia - Pacific	759,247	1,069,542
Consolidated	$1,074,316	$1,177,443

NETSOL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(UNAUDITED)

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at December 31, 2016

NetSol PK	33.53%	$11,330,750
NetSol-Innovation	49.90%	2,343,344
VLS, VLSH & VLSIL Combined	49.00%	293,411
NetSol Thai	0.006%	(37)
Total		$13,967,468

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2016

NetSol PK	33.40%	$10,292,495
NetSol-Innovation	49.90%	2,735,998
VLS, VLHS & VLSIL Combined	49.00%	309,213
NetSol Thai	0.006%	(4)
Total		$13,337,702

NETSOL TECHNOLOGIES, LIMITED

During the six months ended December 31, 2016, employees of NetSol PK exercised 116,000 options of common stock pursuant to employees exercising stock options and NetSol PK received cash of $18,089, resulting in an increase in non-controlling interest from 33.40% to 33.53%.

During the six months ended December 31, 2016, NetSol PK paid a cash dividend of $425,988.

NETSOL INNOVATION

During the six months ended December 31, 2016, NetSol-Innovation paid a cash dividend of $1,669,199.

Item 2. Management’s Discussion and Analysis of Plan of Operation

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and six months ended December 31, 2016. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2016, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

NFS Ascent™

NFS Ascent™ is the Company’s next-generation platform, offering a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s™ architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 30 years. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment. At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multibillion dollar lease portfolios under various generally accepted accounting principles (GAAP), as well as international financial reporting standards (IFRS). NFS Ascent™, with its distributed and clustered deployment across parallel application and high volume data servers, enables finance companies to process voluminous data in a hyper speed environment. NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security.

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the six months ended December 31, 2016. It should be read together with our condensed consolidated financial statements and related notes included herein.

Highlights

Listed below are a few of NetSol’s major successes achieved in the six months ended December 31, 2016:

●	The first implementation of our contract with a long-standing customer to upgrade to NFS Ascent™ in 11 countries and implement NFS Ascent™, in one new country, was recently completed in Australia and New Zealand. The first implementation phase continues in China, Korea, and South Africa.

●	Sold LeasePak license valued at $500,000 to Korean based automotive captive for their U.S. operations.

●	NetSol PK signed a collaboration agreement to provide technology services to eeGeo, an interactive 3D mapping company based in the United Kingdom. The eeGeo platform enables businesses to easily visualize complex data sets and location-based services in a 3D mobile experience. This agreement is progressing well as per joint agreements with NetSol and eeGeo.

●	Went live with a major implementation of our NFS legacy system with Tri Petch Isuzu Leasing in Thailand.

●	Went live with NFS legacy system in China.

●	A restructuring of the Company’s efficiencies initiated in December 2016, is expected to result in approximately $4 million in savings spread over the next year.

●	Teamed up with Microsoft Pakistan to foster innovation, encourage entrepreneurship and provide senior mentorship to promising new start-ups as part of the NSPIRE program.

●	NetSol PK signed an agreement with Microsoft North Africa, East Mediterranean & Pakistan to further support the Pakistan technological start-ups.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly in the auto and banking markets.

●	China to invest $55 billion in Pakistan on energy and infrastructure projects.

●	NFS legacy Solutions and Ascent’s largest auto finance market remains robust and resilient in China.

●	Continued interest from existing Auto Captives Clients and few new major prospective clients for Ascent

●	According to Business Insider, US auto manufactures hit a record 18.4 million units of new car sales in 2016 up from 17.5 million in 2015.

●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, and Australia.

●	According to a Bloomberg December 2016 report, China’s car sales have been on a 26-year Record Streak fueled by tax break to consumers.

●	According to a KPMG report, global car sales are rising and forecast to exceed 91 million by 2017.

●	Continued interest from multinational auto captives, global companies and existing clients in NetSol Ascent™.

●	As noted by Bloomberg, an improved economic environment, major foreign investment and improved security in Pakistan should restore business confidence and increase foreign travel.

Negative trends:

●	The disruption risk of geopolitical unrest in the Middle East and the global threat of terrorist attacks.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	Uncertainty in European countries due to Brexit.

●	Continued concerns about absorbing refugees and associated security risks in Europe.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2016 compared to the Quarter Ended December 31, 2015

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended December 31, 2016 and 2015 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2016	%	2015	%
Net Revenues:
License fees	$5,350,086	30.33%	$709,691	4.38%
Maintenance fees	3,787,696	21.47%	3,240,472	20.01%
Services	6,984,084	39.60%	9,574,104	59.13%
Maintenance fees - related party	51,345	0.29%	31,755	0.20%
Services - related party	1,464,901	8.31%	2,635,675	16.28%
Total net revenues	17,638,112	100.00%	16,191,697	100.00%

Cost of revenues:
Salaries and consultants	5,979,804	33.90%	5,083,412	31.40%
Travel	836,240	4.74%	754,009	4.66%
Depreciation and amortization	1,318,764	7.48%	1,461,466	9.03%
Other	1,065,727	6.04%	1,022,682	6.32%
Total cost of revenues	9,200,535	52.16%	8,321,569	51.39%

Gross profit	8,437,577	47.84%	7,870,128	48.61%
Operating expenses:
Selling and marketing	2,713,478	15.38%	2,002,990	12.37%
Depreciation and amortization	271,485	1.54%	285,616	1.76%
General and administrative	3,933,413	22.30%	3,378,829	20.87%
Research and development cost	91,607	0.52%	117,924	0.73%
Total operating expenses	7,009,983	39.74%	5,785,359	35.73%

Income from operations	1,427,594	8.09%	2,084,769	12.88%
Other income and (expenses)
Loss on sale of assets	(32,339)	-0.18%	(2,333)	-0.01%
Interest expense	(62,127)	-0.35%	(72,156)	-0.45%
Interest income	23,416	0.13%	35,299	0.22%
Loss on foreign currency exchange transactions	(621,887)	-3.53%	(134,527)	-0.83%
Other income	6,823	0.04%	120,684	0.75%
Total other income (expenses)	(686,114)	-3.89%	(53,033)	-0.33%

Net income (loss) before income taxes	741,480	4.20%	2,031,736	12.55%
Income tax provision	(338,884)	-1.92%	(273,275)	-1.69%
Net income (loss)	402,596	2.28%	1,758,461	10.86%
Non-controlling interest	(1,388,272)	-7.87%	(883,396)	-5.46%
Net income (loss) attributable to NetSol	$(985,676)	-5.59%	$875,065	5.40%

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 16 “Operating Segments” within the Notes to the Condensed Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2016	%	2015	%	Currency	Fluctuation	Reported

Net Revenues:	17,638,112	100.00%	16,191,697	100.00%	1,738,617	(292,202)	1,446,425

Cost of revenues:	9,200,535	52.16%	8,321,569	51.39%	(1,093,111)	214,145	(878,966)

Gross profit	8,437,577	47.84%	7,870,128	48.61%	645,506	(78,057)	567,449
		0.00%		0.00%
Operating expenses:	7,009,983	39.74%	5,785,359	35.73%	(1,439,578)	214,954	(1,224,624)

Income from operations	1,427,594	8.09%	2,084,769	12.88%	(794,072)	136,897	(657,175)

Net revenues for the quarter ended December 31, 2016 and 2015 are broken out among the segments as follows:

	2016		2015
	Revenue	%	Revenue	%
North America	$1,513,997	8.61%	$952,738	5.88%
Europe	1,413,139	8.04%	2,217,927	13.70%
Asia-Pacific	14,658,832	83.36%	13,021,032	80.42%
Total	$17,585,968	100.00%	$16,191,697	100.00%

Revenues

License fees

License fees for the three months ended December 31, 2016 were $5,350,086 compared to $709,691 for the three months ended December 31, 2015 reflecting an increase of $4,640,395 with a change in constant currency of $4,678,514. During the three months ended December 31, 2016, we increased our license revenues through sales of our NFS Ascent™ product and sales of our regional offerings in the U.S.

Maintenance fees

Maintenance fees for the three months ended December 31, 2016 were $3,839,041 compared to $3,272,227 for the three months ended December 31, 2015 reflecting an increase of $566,814 with a change in constant currency of $670,830. Maintenance fees include maintenance provided to related parties of $51,345 for the three months ended December 31, 2016 compared to $31,755 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2016 and into fiscal year 2017. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Services

Services income for the three months ended December 31, 2016 was $8,448,985 compared to $12,209,779 for the three months ended December 31, 2015 reflecting a decrease of $3,760,794 with a change in constant currency of $3,610,727. Included in the services revenue are services provided to related parties of $1,464,901 for the three months ended December 31, 2016 compared to $2,635,675 for the same period last year. The decrease is due to a decrease in consulting services with current customers and a reduction in implementation services. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $8,437,577, for the three months ended December 31, 2016 as compared with $7,870,128 for the three months ended December 31, 2015. This is an increase of $567,449 with an increase in constant currency of $645,506. The gross profit percentage for the three months ended December 31, 2016 slightly decreased to 47.84% from 48.61% for the three months ended December 31, 2015. The cost of sales was $9,200,535 for the three months ended December 31, 2016 compared to $8,321,569 for the three months ended December 31, 2015 for an increase of $878,966 and on a constant currency basis an increase of $1,093,111. As a percentage of sales, cost of sales increased from 51.39% for the three months ended December 31, 2015 to 52.16% for the three months ended December 31, 2016.

Salaries and consultant fees increased by $896,392 from $5,083,412 for the three months ended December 31, 2015 to $5,979,804 for the three months ended December 31, 2016 and on a constant currency basis increased $1,050,256. The increase in salaries and consultant fees is due annual salary increases and the strategic hiring of employees at key locations including Pakistan, Thailand, China, UK and North America as we anticipate new projects associated with NFS Ascent™.

Depreciation and amortization expense decreased to $1,318,764 compared to $1,461,466 for the three months ended December 31, 2015 or a decrease of $142,702 and on a constant currency basis a decrease of $143,820. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $7,009,983 for the three months ended December 31, 2016 compared to $5,785,359, for the three months ended December 31, 2015 for an increase of 21.17% or $1,224,624 and on a constant currency basis an increase of 24.88% or $1,439,578. As a percentage of sales, it increased from 35.73% to 39.74%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $710,488 or 35.47% and on a constant currency basis an increase of $808,840 or 40.38%, and an increase in general and administrative expenses of $554,584 or 16.41% and on a constant currency basis an increase of $661,841 or 19.59%.

The increase in selling and marketing expenses is due to the increase in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $3,933,413 for the three months ended December 31, 2016 compared to $3,378,829 at December 31, 2015 or an increase of $554,584 or 16.41% and on a constant currency basis an increase of $661,841 or 19.59%. During the three months ended December 31, 2016, salaries increased by approximately $793,188 or $853,938 on a constant currency basis due to the increase in the number of employees, annual raises, share grants, cash bonuses and options; other general and administrative expenses decreased by approximately $110,835 or $73,520 on a constant currency basis; professional services decreased by approximately $127,769 or $118,577 on a constant currency basis.

Income from Operations

Income from operations was $1,427,594 for the three months ended December 31, 2016 compared to $2,084,769 for the three months ended December 31, 2015. This represents a decrease in income of $657,175 with a decrease in income of $794,072 on a constant currency basis for the three months ended December 31, 2016 compared with the three months ended December 31, 2015. As a percentage of sales, net income from operations was 8.09% for the three months ended December 31, 2016 compared to 12.88% for the three months ended December 31, 2015.

Net Loss

Net loss was $985,676 for the three months ended December 31, 2016 compared to net income of $875,065 for the three months ended December 31, 2015. This is an increase in loss of $1,860,741 compared to the prior year. For the three months ended December 31, 2016, net loss per basic and diluted share was $0.09 compared to net income per basic and diluted share of $0.08 for the three months ended December 31, 2015.

Six Months Ended December 31, 2016 compared to the Six Months Ended December 31, 2015

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2016 and 2015 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2016	%	2015	%
Net Revenues:
License fees	$8,849,946	27.11%	$1,903,045	6.45%
Maintenance fees	7,190,517	22.03%	6,252,710	21.20%
Services	12,790,801	39.19%	16,327,977	55.36%
License fees - related party	246,957	0.76%	-	0.00%
Maintenance fees - related party	181,976	0.56%	189,986	0.64%
Services - related party	3,379,473	10.35%	4,823,083	16.35%
Total net revenues	32,639,670	100.00%	29,496,801	100.00%

Cost of revenues:
Salaries and consultants	11,873,153	36.38%	10,244,661	34.73%
Travel	1,548,135	4.74%	1,235,462	4.19%
Depreciation and amortization	2,649,636	8.12%	2,935,701	9.95%
Other	2,038,065	6.24%	1,961,479	6.65%
Total cost of revenues	18,108,989	55.48%	16,377,303	55.52%

Gross profit	14,530,681	44.52%	13,119,498	44.48%
Operating expenses:
Selling and marketing	5,057,516	15.49%	3,701,394	12.55%
Depreciation and amortization	540,582	1.66%	576,788	1.96%
General and administrative	8,552,609	26.20%	6,583,517	22.32%
Research and development cost	184,539	0.57%	229,994	0.78%
Total operating expenses	14,335,246	43.92%	11,091,693	37.60%

Income from operations	195,435	0.60%	2,027,805	6.87%
Other income and (expenses)
Loss on sale of assets	(34,742)	-0.11%	(14,206)	-0.05%
Interest expense	(116,602)	-0.36%	(140,329)	-0.48%
Interest income	53,856	0.17%	87,411	0.30%
Loss on foreign currency exchange transactions	(1,036,783)	-3.18%	(248,246)	-0.84%
Other income	28,383	0.09%	174,998	0.59%
Total other income (expenses)	(1,105,888)	-3.39%	(140,372)	-0.48%

Net income (loss) before income taxes	(910,453)	-2.79%	1,887,433	6.40%
Income tax provision	(378,759)	-1.16%	(348,498)	-1.18%
Net income (loss)	(1,289,212)	-3.95%	1,538,935	5.22%
Non-controlling interest	(1,462,183)	-4.48%	(1,074,898)	-3.64%
Net income (loss) attributable to NetSol	$(2,751,395)	-8.43%	$464,037	1.57%

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Six Months				Change in	Change due	(Unfavorable)
	Ended December 31,				Constant	to Currency	Change as
	2016	%	2015	%	Currency	Fluctuation	Reported

Net Revenues:	32,639,670	100.00%	29,496,801	100.00%	3,804,173	(661,304)	3,142,869

Cost of revenues:	18,108,989	55.48%	16,377,303	55.52%	(2,104,980)	373,294	(1,731,686)

Gross profit	14,530,681	44.52%	13,119,498	44.48%	1,699,193	(288,010)	1,411,183
		0.00%		0.00%
Operating expenses:	14,335,246	43.92%	11,091,693	37.60%	(3,676,464)	432,911	(3,243,553)

Income from operations	195,435	0.60%	2,027,805	6.87%	(1,977,271)	144,901	(1,832,370)

Net revenues for the six months ended December 31, 2016 and 2015 are broken out among the segments as follows:

	2016		2015
	Revenue	%	Revenue	%
North America	$3,355,428	10.28%	$2,455,206	8.32%
Europe	3,355,873	10.28%	4,164,298	14.12%
Asia-Pacific	25,928,369	79.44%	22,877,297	77.56%
Total	$32,639,670	100.00%	$29,496,801	100.00%

Revenues

License fees

License fees for the six months ended December 31, 2016 were $9,096,903 compared to $1,903,045 for the six months ended December 31, 2015 reflecting an increase of $7,193,858 with a change in constant currency of $7,287,768. Included in the license fees are licenses provided to related parties of $246,957 for the six months ended December 31, 2016 compared to $nil for the same period last year. During the six months ended December 31, 2016, we increased our license revenues through sales of our NFS Ascent™ product and sales of our regional offerings in the U.S.

Maintenance fees

Maintenance fees for the six months ended December 31, 2016 were $7,372,493 compared to $6,442,696 for the six months ended December 31, 2015 reflecting an increase of $929,797 with a change in constant currency of $1,132,824. Maintenance fees include maintenance provided to related parties of $181,976 for the six months ended December 31, 2016 compared to $189,986 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2016 and into fiscal year 2017. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Services

Services income for the six months ended December 31, 2016 was $16,170,274 compared to $21,151,060 for the six months ended December 31, 2015 reflecting a decrease of $4,980,786 with a change in constant currency of $4,617,419. Included in the services revenue are services provided to related parties of $3,379,473 for the six months ended December 31, 2016 compared to $4,823,083 for the same period last year. The decrease is due to a decrease in consulting services with current customers and a reduction in implementation services. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $14,530,681, for the six months ended December 31, 2016 as compared with $13,119,498 for the six months ended December 31, 2015. This is an increase of $1,411,183 with an increase in constant currency of $1,699,193. The gross profit percentage for the six months ended December 31, 2016 slightly increased to 44.52% from 44.48% for the six months ended December 31, 2015. The cost of sales was $18,108,989 for the six months ended December 31, 2016 compared to $16,377,303 for the six months ended December 31, 2015 for an increase of $1,731,686 and on a constant currency basis an increase of $2,104,980. As a percentage of sales, cost of sales slightly decreased from 55.52% for the six months ended December 31, 2015 to 55.48% for the six months ended December 31, 2016.

Salaries and consultant fees increased by $1,628,492 from $10,244,661 for the six months ended December 31, 2015 to $11,873,153 for the six months ended December 31, 2016 and on a constant currency basis increased $1,899,317. The increase in salaries and consultant fees is due to annual salary increases and the strategic hiring of employees at key locations including Pakistan, Thailand, China, UK and North America as we anticipate new projects associated with NFS Ascent™.

Depreciation and amortization expense decreased to $2,649,636 compared to $2,935,701 for the six months ended December 31, 2015 for a decrease of $286,065 and on a constant currency basis a decrease of $285,340. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $14,335,246 for the six months ended December 31, 2016 compared to $11,091,693, for the six months ended December 31, 2015 for an increase of 29.24% or $3,243,553 and on a constant currency basis an increase of 33.15% or $3,676,464. As a percentage of sales, it increased from 37.6% to 43.92%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $1,356,122 or 36.64% and on a constant currency basis an increase of $1,551,484 or 41.92%, and an increase in general and administrative expenses of $1,969,092 or 29.91% and on a constant currency basis an increase of $2,189,349 or 33.26%.

The increase in selling and marketing expenses is due to the increase in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $8,552,609 for the six months ended December 31, 2016 compared to $6,583,517 at December 31, 2015 for an increase of $1,969,092 or 29.91% and on a constant currency basis an increase of $2,189,349 or 33.26%. During the six months ended December 31, 2016, salaries increased by approximately $2,286,101 or $2,423,311 on a constant currency basis due to the increase in the number of employees, annual raises, share grants, cash bonuses and options; other general and administrative expenses decreased by approximately $268,636 or $207,718 on a constant currency basis; professional services decreased by approximately $48,373 or $26,744 on a constant currency basis.

Income from Operations

Income from operations was $195,435 for the six months ended December 31, 2016 compared to $2,027,805 for the six months ended December 31, 2015. This represents a decrease in income of $1,832,370 with a decrease in income of $1,977,271 on a constant currency basis for the six months ended December 31, 2016 compared with the six months ended December 31, 2015. As a percentage of sales, net income from operations was 0.60% for the six months ended December 31, 2016 compared to 6.87% for the six months ended December 31, 2015.

Net Loss

Net loss was $2,751,395 for the six months ended December 31, 2016 compared to net income of $464,037 for the six months ended December 31, 2015. This is an increase in loss of $3,215,432 compared to the prior year. For the six months ended December 31, 2016, net loss per basic and diluted share was $0.25 compared to net income per basic and diluted share of $0.05 and $0.04 for the six months ended December 31, 2015.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of adjusted EBITDA and adjusted EBITDA per basic and diluted share meet the definition of a non-GAAP financial measure.

We define the non-GAAP measures as follows:

●	EBITDA is GAAP net income or loss before net interest expense, income tax expense, depreciation and amortization.

●	Non-GAAP adjusted EBITDA is EBITDA less stock-based compensation expense.

●	Adjusted EBITDA per basic and diluted share – Adjusted EBITDA allocated to common stock divided by the weighted average shares outstanding and diluted shares outstanding.

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

The non-GAAP measures reflect adjustments based on the following items:

EBITDA: We report EBITDA as a non-GAAP metric by excluding the effect of net interest expense, income tax expense, depreciation and amortization from net income or loss because doing so makes internal comparisons to our historical operating results more consistent. In addition, we believe providing an EBITDA calculation is a more useful comparison of our operating results to the operating results of our peers.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and six months ended December 31, 2016 and 2015 are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Net Income (loss) before preferred dividend, per GAAP	$(985,676)	$875,065	$(2,751,395)	$464,037
Non-controlling interest	1,388,272	883,396	1,462,183	1,074,898
Income taxes	338,884	273,275	378,759	348,498
Depreciation and amortization	1,590,249	1,747,082	3,190,218	3,512,489
Interest expense	62,127	72,156	116,602	140,329
Interest (income)	(23,416)	(35,299)	(53,856)	(87,411)
EBITDA	$2,370,440	$3,815,675	$2,342,511	$5,452,840
Add back:
Non-cash stock-based compensation	682,123	393,985	1,547,579	471,735
Adjusted EBITDA, gross	$3,052,563	$4,209,660	$3,890,090	$5,924,575
Less non-controlling interest (a)	(2,037,286)	(1,642,461)	(2,717,103)	(2,697,992)
Adjusted EBITDA, net	$1,015,277	$2,567,199	$1,172,987	$3,226,583

Weighted Average number of shares outstanding
Basic	10,877,446	10,308,186	10,783,685	10,294,760
Diluted	11,032,938	10,548,922	10,939,177	10,535,497

Basic adjusted EBITDA	$0.09	$0.25	$0.11	$0.31
Diluted adjusted EBITDA	$0.09	$0.24	$0.11	$0.31

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$1,388,272	$883,396	$1,462,183	$1,074,898
Income Taxes	53,397	23,907	61,045	37,781
Depreciation and amortization	523,368	730,672	1,049,294	1,556,538
Interest expense	18,725	12,991	36,416	31,333
Interest (income)	(7,535)	(34,947)	(17,092)	(51,397)
EBITDA	$1,976,227	$1,616,019	$2,591,846	$2,649,153
Add back:
Non-cash stock-based compensation	61,059	26,442	125,257	48,839
Adjusted EBITDA of non-controlling interest	$2,037,286	$1,642,461	$2,717,103	$2,697,992

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $9,505,383 at December 31, 2016, compared to $11,557,527 at June 30, 2016.

Net cash provided by operating activities was $69,398 for the six months ended December 31, 2016 compared to $2,031,618 for the three months ended December 31, 2015. At December 31, 2016, we had current assets of $40,669,421 and current liabilities of $14,637,155. We had accounts receivable of $10,143,870 at December 31, 2016 compared to $15,382,407 at June 30, 2016. We had revenues in excess of billings of $18,115,518 at December 31, 2016 compared to $11,297,264 at June 30, 2016. During the six months ended December 31, 2016, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $1,579,717, from $26,679,671 at June 30, 2016, to $28,259,388 at December 31, 2016. The increase is due to recognition of revenue according to progress of contracts. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,273,097 and $4,368,930, respectively at December 31, 2016.

The average days sales outstanding for the six months ended December 31, 2016 and 2015 were 151 and 100 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used in investing activities was $1,637,669 for the six months ended December 31, 2016, compared to $1,167,133 for the six months ended December 31, 2015. We had purchases of property and equipment of $1,074,316 compared to $1,177,443 for the comparable period last fiscal year. During the six months ended December 31, 2016, the Company purchased a 2.5% interest in eeGeo, Inc. for $555,556 increasing its investment to 4.9%. NetSol PK also paid $150,000 to eeGeo, Inc. in addition to providing services for investment. The Company purchased 7,500 of its common stock from open market at an average price of $5.18 per share.

Net cash used in financing activities was $591,114, compared to net cash provided by financing activities $35,628 for the six months ended December 31, 2016, and 2015, respectively. The six months ended December 31, 2016 included the cash inflow of $429,452 from the exercising of stock options and warrants. During the six months ended December 31, 2016, we had net payments from bank loans and capital leases of $69,998 compared to $530,733 for the six months ended December 31, 2015. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2016, we had approximately $9.5 million of cash, cash equivalents and marketable securities of which approximately $7.87 million is held by our foreign subsidiaries. As of June 30, 2016, we had approximately $11.56 million of cash, cash equivalents and marketable securities of which approximately $7.64 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future, and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing $3 million for APAC, U.S. and Europe new business development activities and infrastructure enhancements, which we expect to provide from current operations.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 400 million or approximately $3.86 million which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2016. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of December 31, 2016, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended December 31, 2016, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on July 25, 2014, purported class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and certain of its current or former officers and/or directors, which have been consolidated under the caption Rand-Heart of New York, Inc. v. NetSol Technologies, Inc., et al., Case No. 2:14-cv-05787 PA (SHx). Plaintiffs subsequently filed consolidated amended complaints, which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of the Company’s motions, the Court dismissed all of plaintiffs’ claims except those related to the scope of the Company’s release of its next generation product, NFS Ascent™, during the narrow, proposed class period of October 24, 2013 to November 8, 2013. The Company filed an answer and affirmative defenses denying the remaining claims. On February 26, 2016, the parties executed a Stipulation of Settlement to fully resolve the consolidated class action lawsuit, and filed a motion seeking the Federal Court’s approval of the settlement. On March 28, 2016, the Court issued an order preliminarily approving the settlement and providing for notice to class members. Following class notice and hearing, the Court issued an order granting the motion for final approval of the settlement and plan of allocation and motion for an award of attorneys’ fees and case expenses on July 1, 2016. The Court’s Judgment approving the settlement on the terms set forth in the Stipulation of Settlement was signed on July 2, 2016. The cost of the settlement was covered by the Company’s insurers.

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

On June 15, 2016, the parties in the California and the Nevada cases jointly executed a Stipulation and Agreement of Settlement of Derivative Claims, which is intended to fully resolve both cases. Pursuant to the stipulation and subject to the court’s approval, the Company has agreed to adopt or maintain certain corporate governance measures, and has agreed to cause its insurers to pay plaintiff counsel’s fees and expenses in an aggregate amount not to exceed $175,000. On June 16, 2016, the California plaintiff filed a motion for preliminary approval of the derivative settlement. The motion for approval of the settlement was continued by the California court until December 14, 2016. Effective January 9, 2017, the California Court issued a preliminary order approving the settlement. A final approval hearing is scheduled for April 6, 2017.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases Made during Quarter

The repurchases provided in the table below were made during the quarter ended December 31, 2016:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Nov-16	-	$-	-	-
Dec-16	7,500	$5.18	7,500	-
Total	7,500		7,500	500,000

On November 16, 2016, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 500,000 of its shares of common stock over the next 6 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.

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

NETSOL TECHNOLOGIES, INC.

Date:	February 14, 2017	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 14, 2017	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer