Form 10-Q
period 2017-03-31
NETSOL TECHNOLOGIES INC
filed 2017-05-22
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Yes X No__

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer __	Accelerated Filer __
Non-Accelerated Filer __	Small Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes __ No X

The issuer had 11,132,349 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of May 17, 2017.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of March 31, 2017	As of June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,450,115	$11,557,527
Accounts receivable, net of allowance of $494,011 and $492,498	10,301,949	9,691,229
Accounts receivable, net - related party	4,414,635	5,691,178
Revenues in excess of billings	20,893,955	10,493,096
Revenues in excess of billings - related party	94,685	804,168
Other current assets	3,040,774	2,214,628
Total current assets	47,196,113	40,451,826
Restricted cash	90,000	90,000
Property and equipment, net	21,205,976	22,774,435
Other assets	2,549,858	842,553
Intangible assets, net	17,662,773	19,674,033
Goodwill	9,516,568	9,516,568
Total assets	$98,221,288	$93,349,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,404,181	$5,962,770
Current portion of loans and obligations under capitalized leases	5,650,475	4,440,084
Unearned revenues	4,025,642	4,739,214
Common stock to be issued	88,324	88,324
Total current liabilities	17,168,622	15,230,392
Long term loans and obligations under capitalized leases; less current maturities	499,515	477,692
Total liabilities	17,668,137	15,708,084
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,132,349 shares issued and 11,097,570 outstanding as of March 31, 2017 and 10,713,372 shares issued and 10,686,093 outstanding as of June 30, 2016	111,324	107,134
Additional paid-in-capital	123,693,569	121,448,946
Treasury stock (At cost, 34,779 shares and 27,279 shares as of March 31, 2017 and June 30, 2016, respectively)	(454,310)	(415,425)
Accumulated deficit	(39,177,897)	(37,323,360)
Stock subscription receivable	(359,070)	(783,172)
Other comprehensive loss	(18,797,496)	(18,730,494)
Total NetSol stockholders’ equity	65,016,120	64,303,629
Non-controlling interest	15,537,031	13,337,702
Total stockholders’ equity	80,553,151	77,641,331
Total liabilities and stockholders’ equity	$98,221,288	$93,349,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Net Revenues:
License fees	$5,730,222	$1,358,469	$14,953,574	$3,076,541
Maintenance fees	3,538,996	3,388,526	10,651,692	9,826,209
Services	7,004,272	8,159,490	19,795,073	24,487,467
License fees - related party	-	484,644	246,957	484,644
Maintenance fees - related party	51,698	28,423	233,674	218,409
Services - related party	1,624,132	2,554,347	5,003,605	7,377,430
Total net revenues	17,949,320	15,973,899	50,884,575	45,470,700

Cost of revenues:
Salaries and consultants	6,161,110	5,691,530	18,034,263	15,936,191
Travel	764,867	543,672	2,313,002	1,779,134
Depreciation and amortization	1,340,188	1,483,695	3,989,824	4,419,396
Other	686,950	860,868	2,725,015	2,822,347
Total cost of revenues	8,953,115	8,579,765	27,062,104	24,957,068

Gross profit	8,996,205	7,394,134	23,822,471	20,513,632

Operating expenses:
Selling and marketing	2,439,948	1,896,295	7,497,464	5,597,689
Depreciation and amortization	284,642	321,230	825,224	898,018
General and administrative	4,329,798	3,808,327	12,882,407	10,391,844
Research and development cost	101,193	132,123	285,732	362,117
Total operating expenses	7,155,581	6,157,975	21,490,827	17,249,668

Income from operations	1,840,624	1,236,159	2,331,644	3,263,964

Other income and (expenses)
Gain (loss) on sale of assets	1,647	14,848	(33,095)	642
Interest expense	(60,357)	(56,070)	(176,959)	(196,399)
Interest income	27,229	29,673	81,085	117,084
Gain (loss) on foreign currency exchange transactions	390,897	12,955	(645,886)	(235,291)
Other income (expense)	(219)	25,258	28,164	200,256
Total other income (expenses)	359,197	26,664	(746,691)	(113,708)

Net income before income taxes	2,199,821	1,262,823	1,584,953	3,150,256
Income tax provision	(61,604)	(106,209)	(440,363)	(454,707)
Net income	2,138,217	1,156,614	1,144,590	2,695,549
Non-controlling interest	(1,438,249)	(307,135)	(2,999,127)	(1,382,033)
Net income (loss) attributable to NetSol	$699,968	$849,479	$(1,854,537)	$1,313,516

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.06	$0.08	$(0.17)	$0.13
Diluted	$0.06	$0.08	$(0.17)	$0.12

Weighted average number of shares outstanding
Basic	10,987,214	10,427,664	10,850,538	10,338,740
Diluted	11,121,620	10,643,479	10,850,538	10,554,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016

Net income (loss)	$699,968	$849,479	$(1,854,537)	$1,313,516
Other comprehensive income (loss):
Currency translation adjustment	(240,245)	(333,340)	(91,008)	(2,247,813)
Comprehensive income (loss)	459,723	516,139	(1,945,545)	(934,297)
Comprehensive income (loss) attributable to non-controlling interest	(71,144)	19,111	(24,006)	(516,166)
Comprehensive income (loss) attributable to NetSol	$530,867	$497,028	$(1,921,539)	$(418,131)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,144,590	$2,695,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,815,048	5,317,414
Provision for bad debts	732	49,605
(Gain) Loss on sale of assets	33,095	(642)
Stock issued for services	1,998,968	694,693
Fair market value of warrants and stock options granted	26,956	145,716
Changes in operating assets and liabilities:
Accounts receivable	(649,776)	115,428
Accounts receivable - related party	405,009	(3,111,316)
Revenues in excess of billing	(10,388,695)	(3,078,655)
Revenues in excess of billing - related party	553,767	15,507
Other current assets	419,704	(838,913)
Accounts payable and accrued expenses	337,890	617,112
Unearned revenue	(715,880)	(1,490,697)
Net cash provided by (used in) operating activities	(2,018,592)	1,130,801

Cash flows from investing activities:
Purchases of property and equipment	(1,315,922)	(2,523,865)
Sales of property and equipment	149,430	556,280
Purchase of treasury stock	(38,885)	-
Investment in eeGeo	(905,555)	(555,556)
Purchase of subsidiary shares from open market	-	(767,397)
Net cash used in investing activities	(2,110,932)	(3,290,538)

Cash flows from financing activities:
Proceeds from sale of common stock	-	64,931
Proceeds from the exercise of stock options and warrants	785,479	728,699
Proceeds from exercise of subsidiary options	54,377	16,744
Dividend paid by subsidiary to non-controlling interest	(968,657)	-
Proceeds from bank loans	1,484,162	1,334,285
Payments on capital lease obligations and loans - net	(251,040)	(736,405)
Net cash provided by financing activities	1,104,321	1,408,254
Effect of exchange rate changes	(82,209)	(1,536,315)
Net decrease in cash and cash equivalents	(3,107,412)	(2,287,798)
Cash and cash equivalents, beginning of the period	11,557,527	14,168,957
Cash and cash equivalents, end of period	$8,450,115	$11,881,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$201,670	$195,737
Taxes	$215,424	$195,104

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in eeGeo, Inc.	$836,070	$-
Assets acquired under capital lease	$466,528	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of March 31, 2017, and June 30, 2016, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $6,786,368 and $7,640,095, respectively. The Company has not experienced any losses in such accounts.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

New Accounting Pronouncements

On November 17, 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Earlier adoption is permitted. The Company maintains restricted cash balances and, upon adoption of this standard, the Company will show restricted cash as part of cash and restricted cash equivalents.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements.

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

MARCH 31, 2017

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended March 31, 2017			For the nine months ended March 31, 2017
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Basic income (loss) per share:
Net income (loss) available to common shareholders	$699,968	10,987,214	$0.06	$(1,854,537)	10,850,538	$(0.17)
Effect of dilutive securities
Stock options	-	134,406	-	-	-	-
Diluted income (loss) per share	$699,968	11,121,620	$0.06	$(1,854,537)	10,850,538	$(0.17)

	For the three months ended March 31, 2016			For the nine months ended March 31, 2016
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$849,479	10,427,664	$0.08	$1,313,516	10,338,740	$0.13
Effect of dilutive securities
Stock options	-	212,674	-	-	212,674	-
Warrants	-	3,141	-	-	3,141	-
Diluted income per share	$849,479	10,643,479	$0.08	$1,313,516	10,554,555	$0.12

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Nine Months
	Ended March 31,
	2017	2016

Stock Options	480,133	-
	480,133	-

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $18,797,496 and $18,730,494 as of March 31, 2017 and June 30, 2016, respectively. During the three and nine months ended March 31, 2017, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $169,101 and $67,002, respectively. During the three and nine months ended March 31, 2016, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $352,451 and $1,731,647, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol Innovation

In November 2004, the Company entered into a joint venture agreement with 1insurer (formerly “Innovation Group”) called NetSol Innovation. NetSol Innovation provides support services to 1insurer. During the three and nine months ended March 31, 2017, NetSol Innovation provided services of $1,446,749 and $4,403,368, respectively. During the three and nine months ended March 31, 2016, NetSol Innovation provided services of $2,069,940 and $6,096,466, respectively. Accounts receivable at March 31, 2017 and June 30, 2016 were $3,779,982 and $4,689,322, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS both provide support services to Investec. During the three and nine months ended March 31, 2017, NTE and VLS provided license, maintenance and services of $229,081 and $1,080,868, respectively. During the three and nine months ended March 31, 2016, NTE and VLS provided license, maintenance and services of $997,474 and $1,984,017, respectively. Accounts receivable at March 31, 2017 and June 30, 2016 were $634,653 and $1,001,856, respectively. Revenue in excess of billing at March 31, 2017 and June 30, 2016 were $94,685 and $804,168, respectively.

G-Force LLC

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force LLC which purchased a 4.9% investment in eeGeo, Inc. (“eeGeo”) for $1,111,111. See Note 8 “Other Long Term Assets”.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of March 31, 2017	As of June 30, 2016

Prepaid Expenses	$630,285	$386,578
Advance Income Tax	1,223,242	968,334
Employee Advances	125,058	83,978
Security Deposits	279,905	72,985
Other Receivables	508,620	486,562
Other Assets	273,664	216,191
Total	$3,040,774	$2,214,628

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of March 31, 2017	As of June 30, 2016

Office Furniture and Equipment	$3,644,613	$3,346,156
Computer Equipment	26,298,233	25,935,620
Assets Under Capital Leases	2,393,615	2,409,074
Building	9,208,029	9,185,570
Land	2,418,461	2,410,664
Autos	1,211,460	1,073,447
Improvements	428,464	385,135
Subtotal	45,602,875	44,745,666
Accumulated Depreciation	(24,396,899)	(21,971,231)
Property and Equipment, Net	$21,205,976	$22,774,435

For the three and nine months ended March 31, 2017, depreciation expense totaled $930,712 and $2,732,693, respectively. Of these amounts, $646,070 and $1,907,469, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2016, depreciation expense totaled $1,115,544 and $3,242,057, respectively. Of these amounts, $796,722 and $2,344,039, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of March 31, 2017 and June 30, 2016:

	As of March 31, 2017	As of June 30, 2016
Computers and Other Equipment	$378,765	$503,926
Furniture and Fixtures	227,232	408,200
Vehicles	1,787,618	1,496,948
Total	2,393,615	2,409,074
Less: Accumulated Depreciation - Net	(749,736)	(713,248)
	$1,643,879	$1,695,826

NOTE 8 – OTHER LONG TERM ASSETS

	As of March 31, 2017	As of June 30, 2016

Investment (1)	$2,461,975	$720,350
Long Term Security Deposits	87,883	122,203
Total	$2,549,858	$842,553

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

(1)	Investment under cost method

●	On March 2, 2016, the Company purchased a 4.9% interest in eeGeo a non-public company for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2016. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in eeGeo, for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. Per the agreement, NetSol PK is to provide a minimum of $200,000 of services in each three-month period and the entire balance is required to be provided within three years of the date of the agreement. If NetSol PK fails to provide the future services, it may be required to forfeit the shares back to eeGeo. During the three and nine months ended March 31, 2017, NetSol PK provided services valued at $286,449 and $836,070, respectively. During the nine months ended March 31, 2017, NetSol PK paid $350,000 to eeGeo to buy out a portion of the services requirement. As of March 31, 2017, the accumulated balance of services provided was $1,000,864 which is recorded as investment.

In connection with the investment, the Company and NetSol PK received a warrant to purchase preferred stock of eeGeo which included the following key terms and features:

●	The warrants are exercisable into shares of the “Next Round Preferred”, only if and when the Next Round Preferred is issued by eeGeo in a “Qualified Financing”.

●	The warrants expire on March 2, 2020.

●	“Next Round Preferred” is defined as occurring if eeGeo’s preferred stock (or securities convertible into preferred stock) are issued in a Qualified Financing that occurs after March 2, 2016.

●	“Qualified Financing” is defined as financing with total proceeds of at least $2 million.

●	The total number of common stock shares to be issued is equal to $1,250,000 divided by the per share price of the Next Round Preferred.

●	The exercise price of the warrants is equal to the greater of

a)	70% of the per share price of the Next Round Preferred sold in a Qualified Financing, or

b)	$25,000,000 divided by the total number of shares of common stock outstanding immediately prior to the Qualified Financing (on a fully-diluted basis, excluding the number of common stock shares issuable upon the exercise of any given warrant).

The Company accounted for this investment using the cost method.

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of March 31, 2017	As of June 30, 2016

Product Licenses - Cost	$47,244,997	$48,632,368
Deletions	-	(1,387,371)
Effect of Translation Adjustment	(3,363,688)	(3,323,518)
Accumulated Amortization	(26,218,536)	(24,247,446)
Net Balance	$17,662,773	$19,674,033

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $17,662,773 will be amortized over the next 7 years. Amortization expense for the three and nine months ended March 31, 2017 was $694,118 and $2,082,355, respectively. Amortization expense for the three and nine months ended March 31, 2016 was $686,973 and $2,075,357, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
March 31, 2018	$2,766,955
March 31, 2019	2,766,955
March 31, 2020	2,766,955
March 31, 2021	2,766,955
March 31, 2022	2,766,955
Thereafter	3,827,998
$17,662,773

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of March 31, 2017	As of June 30, 2016
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31, 2017	As of June 30, 2016

Accounts Payable	$1,336,370	$1,346,532
Accrued Liabilities	5,464,682	4,171,058
Accrued Payroll & Taxes	307,083	231,881
Taxes Payable	183,046	66,437
Other Payable	113,000	146,862
Total	$7,404,181	$5,962,770

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 12 – DEBTS

Notes payable and capital leases consisted of the following:

		As of March 31, 2017
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$153,033	$153,033	$-
Bank Overdraft Facility	(2)	284,965	284,965	-
HSBC Loan	(3)	-	-	-
Loan Payable Bank	(4)	4,756,469	4,756,469	-
		5,194,467	5,194,467	-
Subsidiary Capital Leases	(5)	955,523	456,008	499,515
		$6,149,990	$5,650,475	$499,515

		As of June 30, 2016
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$65,114	$65,114	$-
HSBC Loan	(3)	93,704	93,704	-
Loan Payable Bank	(4)	3,792,907	3,792,907	-
		3,951,725	3,951,725	-
Subsidiary Capital Leases	(5)	966,051	488,359	477,692
		$4,917,776	$4,440,084	$477,692

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance, Errors and Omissions (“E&O”) liability insurance and some account payables, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 4.8% to 7.69% as of March 31, 2017 and 4.25% to 5.89% as of June 30, 2016, respectively.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $375,000. The annual interest rate was 4.75% as of March 31, 2017. Total outstanding balance as of March 31, 2017 was £227,972 or approximately $284,965. Interest expense for three and nine months ended March 31, 2017 was $4,501, respectively.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2017, NTE was in compliance with this covenant.

(3) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of a 51% controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,250,000 for a period of 5 years with monthly payments of £18,420, or approximately $23,025. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against a debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the three and nine months ended March 31, 2017 was $nil and $1,576, respectively. Interest expense for the three and nine months ended March 31, 2016 was $2,243 and $11,254, respectively. NTE paid this loan in full during nine months ended March 31, 2017.

(4) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or approximately $4,756,469. The interest rate for the loans was 3% and 4.5% at March 31, 2017 and June 30, 2016, respectively. Interest expense for the three and nine months ended March 31, 2017 was $28,012 and $85,604, respectively. Interest expense for the three and nine months ended March 31, 2016 was $31,669 and $109,655, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of March 31, 2017, NetSol PK was in compliance with this covenant.

(5) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2021. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three and nine months ended March 31, 2017 and 2016.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2017:

Amount
Minimum Lease Payments
Due FYE 3/31/18	$511,387
Due FYE 3/31/19	340,734
Due FYE 3/31/20	188,220
Total Minimum Lease Payments	1,040,341
Interest Expense relating to future periods	(84,818)
Present Value of minimum lease payments	955,523
Less: Current portion	(456,008)
Non-Current portion	$499,515

NOTE 13 - STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2017, the Company issued 95,526 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $570,323.

During the nine months ended March 31, 2017, the Company issued 48,501 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $275,442.

During the nine months ended March 31, 2017, the Company issued 195,112 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $1,153,203.

During the nine months ended March 31, 2017, the Company collected subscription receivable of $424,102 related to the exercise of stock options in previous years.

During the nine months ended March 31, 2017, the Company received $361,377 pursuant to a stock option agreement for the exercise of 79,838 shares of common stock at price ranging from $4.45 to $4.75 per share.

During the nine months ended March 31, 2017, the Company purchased 7,500 of shares of its common stock from open market at an average price of $5.18 per share.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 14 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:

	# of shares	Weighted Ave Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2016	610,133	$4.90	0.99	$799,030
Granted	79,838	$4.53
Exercised	(79,838)	$4.53
Expired / Cancelled	(130,000)	$7.50
Outstanding and exercisable, March 31, 2017	480,133	$4.20	0.42	$519,319

WARRANTS:
Outstanding and exercisable, June 30, 2016	163,124	$7.29	0.23	$9,303
Granted / adjusted	-	-
Exercised	-	-
Expired	(163,124)	$7.29
Outstanding and exercisable, March 31, 2017	-	-	-	$-

The following table summarizes information about stock options and warrants outstanding and exercisable at March 31, 2017.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$0.10 - $9.90	479,133	0.42	$4.17
$10.00 - $19.90	1,000	0.31	$16.00
Totals	480,133	0.42	$4.20

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2015	6,667	$6.00
Granted	864,500	$5.91
Vested	(240,939)	$5.51
Unvested, June 30, 2016	630,228	$6.07
Granted	225,896	$5.92
Cancelled	(5,000)	$5.55
Vested	(308,763)	$5.88
Unvested, March 31, 2017	542,361	$6.12

For the three and nine months ended March 31, 2017, the Company recorded compensation expense of $499,743 and $2,047,839, respectively. For the three and nine months ended March 31, 2016, the Company recorded compensation expense of $368,674 and $694,693, respectively. The compensation expense related to the unvested stock grants as of March 31, 2017 was $3,085,100 which will be recognized during the fiscal years 2017 through 2022.

OPTIONS

During the nine months ended March 31, 2017, the Company granted 79,838 options to employees with exercise prices of ranging from $4.45 to $4.75 per share and expiration dates of 1 to 3 months, vesting immediately. Using the Black-Scholes method to value the options, the Company recorded $26,956 in compensation expense for these options in the accompanying condensed consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model with the following assumptions:

●	Risk-free interest rate - 0.01% -0.51%
●	Expected life –1- 3 months
●	Expected volatility – 16.71% - 19.27%
●	Expected dividend - 0%

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

MARCH 31, 2017

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

On June 15, 2016, the parties in the California and the Nevada cases jointly executed a Stipulation and Agreement of Settlement of Derivative Claims, which is intended to fully resolve both cases. Pursuant to the stipulation and subject to the court’s approval, the Company has agreed to adopt or maintain certain corporate governance measures, and has agreed to cause its insurers to pay plaintiff counsel’s fees and expenses in an aggregate amount not to exceed $175,000. On June 16, 2016, the California plaintiff filed a motion for preliminary approval of the derivative settlement. The motion for approval of the settlement was continued by the California court until December 14, 2016. Effective January 9, 2017, the California Court issued a preliminary order approving the settlement. A final approval hearing was scheduled for April 6, 2017. At the April 6, 2017 hearing, the Court continued the hearing for at least 60 days. A hearing date has not yet been set.

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

The following table presents a summary of identifiable assets as of March 31, 2017 and June 30, 2016:

	As of March 31, 2017	As of June 30, 2016
Identifiable assets:
Corporate headquarters	$3,170,329	$3,646,160
North America	6,581,063	6,845,444
Europe	6,415,485	7,857,427
Asia - Pacific	82,054,411	75,000,384
Consolidated	$98,221,288	$93,349,415

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Revenues from unaffiliated customers:
North America	$1,111,897	$1,739,115	$4,467,325	$4,194,321
Europe	1,579,486	1,514,370	4,083,572	4,692,125
Asia - Pacific	13,582,107	9,653,000	36,849,442	28,503,771
	16,273,490	12,906,485	45,400,339	37,390,217
Revenue from affiliated customers
Europe	229,081	997,474	1,080,868	1,984,017
Asia - Pacific	1,446,749	2,069,940	4,403,368	6,096,466
	1,675,830	3,067,414	5,484,236	8,080,483
Consolidated	$17,949,320	$15,973,899	$50,884,575	$45,470,700

Intercompany revenue
Europe	$112,419	$132,978	$343,599	$375,471
Asia - Pacific	292,839	1,330,946	2,215,393	4,390,555
Eliminated	$405,258	$1,463,924	$2,558,992	$4,766,026

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,147,068)	$(1,160,828)	$(3,967,144)	$(2,350,656)
North America	(302,353)	516,849	(105,595)	97,089
Europe	(199,215)	696,437	(997,867)	42,267
Asia - Pacific	3,786,853	1,104,156	6,215,196	4,906,849
Consolidated	$2,138,217	$1,156,614	$1,144,590	$2,695,549

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2017	2016
Capital expenditures:
Corporate headquarters	$-	$-
North America	41,340	57,114
Europe	422,024	333,683
Asia - Pacific	852,558	2,133,068
Consolidated	$1,315,922	$2,523,865

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at March 31, 2017

NetSol PK	33.70%	$12,657,960
NetSol-Innovation	49.90%	2,583,427
VLS, VLSH & VLSIL Combined	49.00%	295,702
NetSol Thai	0.006%	(58)
Total		$15,537,031

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2016

NetSol PK	33.40%	$10,292,495
NetSol-Innovation	49.90%	2,735,998
VLS, VLHS & VLSIL Combined	49.00%	309,213
NetSol Thai	0.006%	(4)
Total		$13,337,702

NETSOL TECHNOLOGIES, LIMITED

During the nine months ended March 31, 2017, employees of NetSol PK exercised 347,500 options of common stock pursuant to employees exercising stock options and NetSol PK received cash of $54,377, resulting in an increase in non-controlling interest from 33.40% to 33.70%.

During the nine months ended March 31, 2017, NetSol PK declared a cash dividend of $425,988.

NETSOL INNOVATION

During the nine months ended March 31, 2017, NetSol-Innovation declared a cash dividend of $1,669,199.

NOTE 18 – INCOME TAXES

The current tax provision is based on taxable income for the year determined in accordance with the prevailing law for taxation of income. The charge for tax on income is calculated at the current rates of taxation as applicable after considering tax credit and tax rebates available, if any. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our effective tax rate is lower than the U.S. statutory rate primarily because of more earnings realized in countries that have lower statutory tax rates. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States. Income from the export of computer software and its related services developed in Pakistan is exempt from tax up to 2019; however, tax at the applicable rates is charged to the income from revenue generated from other than core business activities.

During the three and nine months ended March 31, 2017, the Company recorded an income tax provision of $61,604 and $440,363, respectively resulting in an effective tax rate of 2.8% and 27.8%, respectively. For the three and nine months ended March 31, 2016, the Company recorded income tax provision of $106,209 and $454,707, respectively resulting in an effective tax rate of 8.4% and 14.4% respectively.

NOTE 19 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company's Form 10-Q for the nine months ended March 31, 2017, misstatements were identified in the previous financial statements relating to the recording of revenue in the proper period. The Company determined that the Company's quarterly financial statements for the quarters ended September 30, 2015, December 31, 2015, September 31, 2016 and December 31, 2016 should no longer be relied upon.

On August 31, 2015, the Company signed a consulting services agreement by which the Company would provide a model office at the customer’s data center which would include a base installation of the Company’s NFS Ascent product, along with certain agreed upon services. The Company received €1,800,000, approximately $2,024,000, as a non-refundable fee, which was received in two equal payments. The Company then entered into a 10-year contract with the same customer on December 21, 2015. The Company recorded the revenue for the model office in the periods that the cash was received. However, since the two contracts were with the same customer and signed within a short period of time, and both contracts stipulate an offset of payments made for services provided for the model office, the two contracts should have been combined and accounted for as a single contract. Revenue was recognized on the percentage-of-completion method in accordance with Accounting Standards Codification (“ASC”) 605-35 for this arrangement. As a result, for the quarter ended September 30, 2015, license revenue was overstated by $591,119 and for the quarter ended December 31, 2015 license revenue was understated by $406,146.

On December 21, 2015, the Company signed a 10 year contract for a 12 country installation of its NFS Ascent product which included a perpetual license, continued maintenance on the existing product and then maintenance on NFS Ascent upon installation. The Company did not appropriately apply the percentage-of-completion method for this arrangement in accordance with ASC 605-35. As a result, for quarter ended September 30, 2016, license revenue was understated by $1,953,935 and for the quarter ended December 31, 2016, license revenue was overstated by $1,580,529.

The Company charges maintenance revenue on the license value plus any additional customization that the customer may require. For one customer, the Company did not increase the maintenance fee for the additional customization that was performed during the year. This resulted in an understatement of maintenance revenue of $88,888, $96,085, and $120,976 for the quarters ended September 30, 2015, December 31, 2015, and September 30, 2016, respectively. Maintenance revenue was overstated by $198,797 for the quarter ended December 31, 2016.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	Balance Sheet
	As of September 30, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$10,075,324		$10,075,324
Restricted cash	90,000		90,000
Accounts receivable, net of allowance of $518,657 and $524,565	7,485,807		7,485,807
Accounts receivable, net - related party	4,409,186		4,409,186
Revenues in excess of billings	6,560,754	(591,119)	5,969,635
Other current assets	2,279,083		2,279,083
Total current assets	30,900,154	(591,119)	30,309,035
Property and equipment, net	24,053,908		24,053,908
Intangible assets, net	21,837,105		21,837,105
Goodwill	9,516,568		9,516,568
Total assets	$86,307,735	$(591,119)	$85,716,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,030,352		$5,030,352
Current portion of loans and obligations under capitalized leases	4,241,836		4,241,836
Unearned revenues	4,302,524	(88,888)	4,213,636
Common stock to be issued	88,324		88,324
Total current liabilities	13,663,036	(88,888)	13,574,148
Long term loans and obligations under capitalized leases; less current maturities	329,834		329,834
Total liabilities	13,992,870	(88,888)	13,903,982
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,322,826 shares issued and 10,295,547 outstanding as of September 30, 2015 and 10,307,826 shares issued and 10,280,547 outstanding as of June 30, 2015	103,228		103,228
Additional paid-in-capital	119,287,407		119,287,407
Treasury stock (27,279 shares)	(415,425)		(415,425)
Accumulated deficit	(41,137,149)	(326,952)	(41,464,101)
Stock subscription receivable	(1,139,672)		(1,139,672)
Other comprehensive loss	(18,130,300)		(18,130,300)
Total NetSol stockholders’ equity	58,568,089	(326,952)	58,241,137
Non-controlling interest	13,746,776	(175,279)	13,571,497
Total stockholders’ equity	72,314,865	(502,231)	71,812,634
Total liabilities and stockholders’ equity	$86,307,735	$(591,119)	$85,716,616

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Three Months
	Ended September 30, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated
Net Revenues:
License fees	$1,193,354	$(591,119)	$602,235
Maintenance fees	3,012,238	88,888	3,101,126
Services	6,753,873		6,753,873
Maintenance fees - related party	158,231		158,231
Services - related party	2,187,408		2,187,408
Total net revenues	13,305,104	(502,231)	12,802,873

Cost of revenues:
Salaries and consultants	4,999,890		4,999,890
Travel	481,453		481,453
Depreciation and amortization	1,474,235		1,474,235
Other	938,797		938,797
Total cost of revenues	7,894,375	-	7,894,375

Gross profit	5,410,729	(502,231)	4,908,498

Operating expenses:
Selling and marketing	1,698,404		1,698,404
Depreciation and amortization	291,172		291,172
General and administrative	3,366,047		3,366,047
Research and development cost	112,070		112,070
Total operating expenses	5,467,693	-	5,467,693

Loss from operations	(56,964)	(502,231)	(559,195)

Other income and (expenses)
Loss on sale of assets	(11,873)		(11,873)
Interest expense	(68,173)		(68,173)
Interest income	52,112		52,112
Loss on foreign currency exchange transactions	(113,719)		(113,719)
Other income	54,314		54,314
Total other income (expenses)	(87,339)	-	(87,339)

Net loss before income taxes	(144,303)	(502,231)	(646,534)
Income tax provision	(75,223)		(75,223)
Net loss	(219,526)	(502,231)	(721,757)
Non-controlling interest	(191,502)	175,279	(16,223)
Net loss attributable to NetSol	$(411,028)	$(326,952)	$(737,980)

Net loss per share:
Net loss per common share
Basic	$(0.04)	$(0.03)	$(0.07)
Diluted	$(0.04)	$(0.03)	$(0.07)

Weighted average number of shares outstanding
Basic	10,281,335	10,281,335	10,281,335
Diluted	10,281,335	10,281,335	10,281,335

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Three Months
	Ended September 30, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated
Net loss	$(411,028)	$(326,952)	$(737,980)
Other comprehensive income (loss):
Translation adjustment	(1,248,567)	-	(1,248,567)
Comprehensive income (loss)	(1,659,595)	(326,952)	(1,986,547)
Comprehensive income (loss) attributable to non-controlling interest	(285,367)	-	(285,367)
Comprehensive income (loss) attributable to NetSol	$(1,374,228)	$(326,952)	$(1,701,180)

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Three Months
	Ended September 30, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated
Cash flows from operating activities:
Net loss	$(219,526)	$(502,231)	$(721,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,765,407		1,765,407
Provision for bad debts	36,780		36,780
Loss on sale of assets	11,873		11,873
Stock issued for services	77,750		77,750
Changes in operating assets and liabilities:
Accounts receivable	(1,268,570)		(1,268,570)
Accounts receivable - related party	(975,266)		(975,266)
Revenues in excess of billing	(773,583)	591,119	(182,464)
Revenues in excess of billing - related party	(138,926)		(138,926)
Other current assets	(322,533)		(322,533)
Accounts payable and accrued expenses	(833,638)		(833,638)
Unearned revenue	(538,259)	(88,888)	(627,147)
Net cash used in operating activities	(3,178,491)	-	(3,178,491)

Cash flows from investing activities:
Purchases of property and equipment	(625,794)		(625,794)
Sales of property and equipment	180,258		180,258
Net cash used in investing activities	(445,536)	-	(445,536)

Cash flows from financing activities:
Proceeds from sale of common stock	64,931		64,931
Proceeds from bank loans	437,070		437,070
Payments on capital lease obligations and loans - net	(174,385)		(174,385)
Net cash provided by financing activities	327,616	-	327,616
Effect of exchange rate changes	(797,222)		(797,222)
Net decrease in cash and cash equivalents	(4,093,633)	-	(4,093,633)
Cash and cash equivalents, beginning of the period	14,168,957		14,168,957
Cash and cash equivalents, end of period	$10,075,324	$-	$10,075,324

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	Balance Sheet As of December 31, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$13,986,773		$13,986,773
Restricted cash	90,000		90,000
Accounts receivable, net of allowance of $487,937 and $524,565	6,025,334		6,025,334
Accounts receivable, net - related party	5,749,523		5,749,523
Revenues in excess of billings	5,061,568	(184,973)	4,876,595
Other current assets	2,671,613		2,671,613
Total current assets	33,584,811	(184,973)	33,399,838
Property and equipment, net	23,251,920		23,251,920
Intangible assets, net	20,877,711		20,877,711
Goodwill	9,516,568		9,516,568
Total assets	$87,231,010	$(184,973)	$87,046,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,907,103		$5,907,103
Current portion of loans and obligations under capitalized leases	3,767,193		3,767,193
Unearned revenues	3,546,819	(184,973)	3,361,846
Common stock to be issued	88,324		88,324
Total current liabilities	13,309,439	(184,973)	13,124,466
Long term loans and obligations under capitalized leases; less current maturities	273,109		273,109
Total liabilities	13,582,548	(184,973)	13,397,575
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,418,350 shares issued and 10,391,071 outstanding as of December 31, 2015 and 10,307,826 shares issued and 10,280,547 outstanding as of June 30, 2015	104,184		104,184
Additional paid-in-capital	119,890,798		119,890,798
Treasury stock (27,279 shares)	(415,425)		(415,425)
Accumulated deficit	(40,262,084)		(40,262,084)
Stock subscription receivable	(1,139,672)		(1,139,672)
Other comprehensive loss	(18,546,296)		(18,546,296)
Total NetSol stockholders’ equity	59,631,505	-	59,631,505
Non-controlling interest	14,016,957		14,016,957
Total stockholders’ equity	73,648,462	-	73,648,462
Total liabilities and stockholders’ equity	$87,231,010	$(184,973)	$87,046,037

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Three Months			For the Six Months
	Ended December 31, 2015			Ended December 31, 2015

	As Originally	Amount of	As	As Originally	Amount of	As
	Presented	Restatement	Restated	Presented	Restatement	Restated
Net Revenues:
License fees	$709,691	$406,146	$1,115,837	$1,903,045	$(184,973)	$1,718,072
Maintenance fees	3,240,472	96,085	3,336,557	6,252,710	184,973	6,437,683
Services	9,574,104		9,574,104	16,327,977		16,327,977
Maintenance fees - related party	31,755		31,755	189,986		189,986
Services - related party	2,635,675		2,635,675	4,823,083		4,823,083
Total net revenues	16,191,697	502,231	16,693,928	29,496,801	-	29,496,801

Cost of revenues:
Salaries and consultants	4,925,565		4,925,565	9,925,455		9,925,455
Travel	754,009		754,009	1,235,462		1,235,462
Depreciation and amortization	1,461,466		1,461,466	2,935,701		2,935,701
Other	1,022,682		1,022,682	1,961,479		1,961,479
Total cost of revenues	8,163,722	-	8,163,722	16,058,097	-	16,058,097

Gross profit	8,027,975	502,231	8,530,206	13,438,704	-	13,438,704

Operating expenses:
Selling and marketing	2,002,990		2,002,990	3,701,394		3,701,394
Depreciation and amortization	285,616		285,616	576,788		576,788
General and administrative	3,536,676		3,536,676	6,902,723		6,902,723
Research and development cost	117,924		117,924	229,994		229,994
Total operating expenses	5,943,206	-	5,943,206	11,410,899	-	11,410,899

Income from operations	2,084,769	502,231	2,587,000	2,027,805	-	2,027,805

Other income and (expenses)
Loss on sale of assets	(2,333)		(2,333)	(14,206)		(14,206)
Interest expense	(72,156)		(72,156)	(140,329)		(140,329)
Interest income	35,299		35,299	87,411		87,411
Loss on foreign currency exchange transactions	(134,527)		(134,527)	(248,246)		(248,246)
Other income	120,684		120,684	174,998		174,998
Total other income (expenses)	(53,033)	-	(53,033)	(140,372)	-	(140,372)

Net Income (loss) before income taxes	2,031,736	502,231	2,533,967	1,887,433	-	1,887,433
Income tax provision	(273,275)		(273,275)	(348,498)		(348,498)
Net income (loss) from continuing operations	1,758,461	502,231	2,260,692	1,538,935	-	1,538,935
Non-controlling interest	(883,396)	(175,279)	(1,058,675)	(1,074,898)	-	(1,074,898)
Net Income (loss) attributable to NetSol	$875,065	$326,952	$1,202,017	$464,037	$-	$464,037

Net income per share:

Net income per common share
Basic	$0.08	$0.04	$0.12	$0.05	$-	$0.05
Diluted	$0.08	$0.03	$0.11	$0.04	$-	$0.04

Weighted average number of shares outstanding
Basic	10,308,186	10,308,186	10,308,186	10,294,760	10,294,760	10,294,760
Diluted	10,548,922	10,548,922	10,548,922	10,535,496	10,535,496	10,535,496

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Three Months
	Ended December 31, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated
Net income	$875,065	$326,952	$1,202,017
Other comprehensive income (loss):
Translation adjustment	(665,906)	-	(665,906)
Comprehensive income (loss)	209,159	326,952	536,111
Comprehensive income (loss) attributable to non-controlling interest	(249,910)	-	(249,910)
Comprehensive income attributable to NetSol	$459,069	$326,952	$786,021

	For the Six Months
	Ended December 31, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated
Net income (loss)	$464,037	$-	$464,037
Other comprehensive income (loss):
Translation adjustment	(1,914,473)	-	(1,914,473)
Comprehensive income (loss)	(1,450,436)	-	(1,450,436)
Comprehensive income (loss) attributable to non-controlling interest	(535,277)	-	(535,277)
Comprehensive income (loss) attributable to NetSol	$(915,159)	$-	$(915,159)

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Six Months
	Ended December 31, 2015

	As Originally	Amount of
	Presented	Restatement	As Restated
Cash flows from operating activities:
Net income (loss)	$1,538,935		$1,538,935
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,512,489		3,512,489
Provision for bad debts	37,043		37,043
Loss on sale of assets	14,206		14,206
Stock issued for services	326,019		326,019
Fair market value of warrants and stock options granted	145,716		145,716
Changes in operating assets and liabilities:
Accounts receivable	111,967		111,967
Accounts receivable - related party	(2,383,828)		(2,383,828)
Revenues in excess of billing	535,937	184,973	720,910
Other current assets	(758,802)		(758,802)
Accounts payable and accrued expenses	142,008		142,008
Unearned revenue	(1,190,072)	(184,973)	(1,375,045)
Net cash provided by operating activities	2,031,618	-	2,031,618

Cash flows from investing activities:
Purchases of property and equipment	(1,177,443)		(1,177,443)
Sales of property and equipment	357,933		357,933
Purchase of subsidiary shares from open market	(347,623)	-	(347,623)
Net cash used in investing activities	(1,167,133)	-	(1,167,133)

Cash flows from financing activities:
Proceeds from sale of common stock	64,931		64,931
Proceeds from the exercise of stock options and warrants	194,680		194,680
Proceeds from bank loans	306,750		306,750
Payments on capital lease obligations and loans - net	(530,733)		(530,733)
Net cash provided by financing activities	35,628	-	35,628
Effect of exchange rate changes	(1,082,297)		(1,082,297)
Net decrease in cash and cash equivalents	(182,184)	-	(182,184)
Cash and cash equivalents, beginning of the period	14,168,957		14,168,957
Cash and cash equivalents, end of period	$13,986,773	$-	$13,986,773

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	Balance Sheet
	As of September 30, 2016

	As Originally	Amount of
	Presented	Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,156,437		$11,156,437
Accounts receivable, net of allowance of $500,853 and $492,498	7,142,255		7,142,255
Accounts receivable, net - related party	5,384,573		5,384,573
Revenues in excess of billings	13,358,858	2,074,911	15,433,769
Revenues in excess of billings - related party	682,049		682,049
Other current assets	3,192,425		3,192,425
Total current assets	40,916,597	2,074,911	42,991,508
Restricted cash	90,000		90,000
Property and equipment, net	22,612,752		22,612,752
Other assets	1,604,731		1,604,731
Intangible assets, net	19,326,259		19,326,259
Goodwill	9,516,568		9,516,568
Total assets	$94,066,907	$2,074,911	$96,141,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,389,128		$6,389,128
Current portion of loans and obligations under capitalized leases	4,408,173		4,408,173
Unearned revenues	4,419,692		4,419,692
Common stock to be issued	88,324		88,324
Total current liabilities	15,305,317	-	15,305,317
Long term loans and obligations under capitalized leases; less current maturities	539,859		539,859
Total liabilities	15,845,176	-	15,845,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,882,281 shares issued and 10,855,002 outstanding as of September 30, 2016 and 10,713,372 shares issued and 10,686,093 outstanding as of June 30, 2016	108,823		108,823
Additional paid-in-capital	122,367,231		122,367,231
Treasury stock (27,279 shares)	(415,425)		(415,425)
Accumulated deficit	(39,089,079)	1,379,608	(37,709,471)
Stock subscription receivable	(602,811)		(602,811)
Other comprehensive loss	(17,960,133)		(17,960,133)
Total NetSol stockholders’ equity	64,408,606	1,379,608	65,788,214
Non-controlling interest	13,813,125	695,303	14,508,428
Total stockholders’ equity	78,221,731	2,074,911	80,296,642
Total liabilities and stockholders’ equity	$94,066,907	$2,074,911	$96,141,818

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Three Months
	Ended September 30, 2016

	As Originally	Amount of
	Presented	Restatement	As Restated
Net Revenues:
License fees	$3,499,860	$1,953,935	$5,453,795
Maintenance fees	3,402,821	120,976	3,523,797
Services	5,806,717		5,806,717
License fees - related party	246,957		246,957
Maintenance fees - related party	130,631		130,631
Services - related party	1,914,572		1,914,572
Total net revenues	15,001,558	2,074,911	17,076,469

Cost of revenues:
Salaries and consultants	5,893,349		5,893,349
Travel	711,895		711,895
Depreciation and amortization	1,330,872		1,330,872
Other	972,338		972,338
Total cost of revenues	8,908,454	-	8,908,454

Gross profit	6,093,104	2,074,911	8,168,015

Operating expenses:
Selling and marketing	2,411,136		2,411,136
Depreciation and amortization	269,097		269,097
General and administrative	4,552,098		4,552,098
Research and development cost	92,932		92,932
Total operating expenses	7,325,263	-	7,325,263

Income (loss) from operations	(1,232,159)	2,074,911	842,752

Other income and (expenses)
Loss on sale of assets	(2,403)		(2,403)
Interest expense	(54,475)		(54,475)
Interest income	30,440		30,440
Loss on foreign currency exchange transactions	(414,896)		(414,896)
Other income	21,560		21,560
Total other income (expenses)	(419,774)	-	(419,774)

Net income (loss) before income taxes	(1,651,933)	2,074,911	422,978
Income tax provision	(39,875)		(39,875)
Net income (loss)	(1,691,808)	2,074,911	383,103
Non-controlling interest	(73,911)	(695,303)	(769,214)
Net income (loss) attributable to NetSol	$(1,765,719)	$1,379,608	$(386,111)

Net Income (loss) per share:
Net income (loss) per common share
Basic	$(0.17)	$0.14	$(0.04)
Diluted	$(0.17)	$0.14	$(0.04)

Weighted average number of shares outstanding
Basic	10,697,425	10,697,425	10,697,425
Diluted	10,697,425	10,697,425	10,697,425

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Three Months
	Ended September 30, 2016

	As Originally	Amount of
	Presented	Restatement	As Restated
Net income (loss)	$(1,765,719)	$1,379,608	$(386,111)
Other comprehensive income (loss):
Translation adjustment	1,094,074	-	1,094,074
Comprehensive income (loss)	(671,645)	1,379,608	707,963
Comprehensive income (loss) attributable to non-controlling interest	323,713	-	323,713
Comprehensive income (loss) attributable to NetSol	$(995,358)	$1,379,608	$384,250

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Three Months
	Ended September 30, 2016

	As Originally	Amount of
	Presented	Restatement	As Restated
Cash flows from operating activities:
Net income (loss)	$(1,691,808)	$2,074,911	$383,103
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,599,969		1,599,969
Loss on sale of assets	2,403		2,403
Stock issued for services	865,456		865,456
Fair market value of warrants and stock options granted	21,804		21,804
Changes in operating assets and liabilities:
Accounts receivable	2,336,894		2,336,894
Accounts receivable - related party	121,800		121,800
Revenues in excess of billing	(2,746,917)	(2,074,911)	(4,821,828)
Revenues in excess of billing - related party	93,208		93,208
Other current assets	306,339		306,339
Accounts payable and accrued expenses	(780,569)		(780,569)
Unearned revenue	(346,108)		(346,108)
Net cash used in operating activities	(217,529)	-	(217,529)

Cash flows from investing activities:
Purchases of property and equipment	(554,873)		(554,873)
Sales of property and equipment	151,818		151,818
Investment	(555,555)		(555,555)
Net cash used in investing activities	(958,610)	-	(958,610)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	276,861		276,861
Proceeds from exercise of subsidiary options	14,013		14,013
Payments on capital lease obligations and loans - net	(49,117)		(49,117)
Net cash provided by financing activities	241,757	-	241,757
Effect of exchange rate changes	533,292		533,292
Net decrease in cash and cash equivalents	(401,090)	-	(401,090)
Cash and cash equivalents, beginning of the period	11,557,527		11,557,527
Cash and cash equivalents, end of period	$11,156,437	$-	$11,156,437

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The following tables present the restated financial statements for the quarter ended December 31, 2016.

	Balance Sheet
	As of December 31, 2016

	As Originally	Amount of
	Presented	Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$9,505,383		$9,505,383
Accounts receivable, net of allowance of $495,760 and $492,498	5,840,490		5,840,490
Accounts receivable, net - related party	4,303,380		4,303,380
Revenues in excess of billings	17,646,488	373,406	18,019,894
Revenues in excess of billings - related party	469,030		469,030
Other current assets	2,904,650		2,904,650
Total current assets	40,669,421	373,406	41,042,827
Restricted cash	90,000		90,000
Property and equipment, net	21,873,277		21,873,277
Other assets	2,054,938		2,054,938
Intangible assets, net	18,423,439		18,423,439
Goodwill	9,516,568		9,516,568
Total assets	$92,627,643	$373,406	$93,001,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,373,097		$7,373,097
Current portion of loans and obligations under capitalized leases	4,368,930		4,368,930
Unearned revenues	2,806,804	77,821	2,884,625
Common stock to be issued	88,324		88,324
Total current liabilities	14,637,155	77,821	14,714,976
Long term loans and obligations under capitalized leases; less current maturities	501,554		501,554
Total liabilities	15,138,709	77,821	15,216,530
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,993,054 shares issued and 10,958,275 outstanding as of December 31, 2016 and 10,713,372 shares issued and 10,686,093 outstanding as of June 30, 2016	109,931		109,931
Additional paid-in-capital	123,019,215		123,019,215
Treasury stock (34,779 shares and 27,279 shares)	(454,310)		(454,310)
Accumulated deficit	(40,074,755)	196,890	(39,877,865)
Stock subscription receivable	(450,220)		(450,220)
Other comprehensive loss	(18,628,395)		(18,628,395)
Total NetSol stockholders’ equity	63,521,466	196,890	63,718,356
Non-controlling interest	13,967,468	98,695	14,066,163
Total stockholders’ equity	77,488,934	295,585	77,784,519
Total liabilities and stockholders’ equity	$92,627,643	$373,406	$93,001,049

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Three Months			For the Six Months
	Ended December 31, 2016			Ended December 31, 2016

	As Originally	Amount of	As	As Originally	Amount of	As
	Presented	Restatement	Restated	Presented	Restatement	Restated
Net Revenues:
License fees	$5,350,086	$(1,580,529)	$3,769,557	$8,849,946	$373,406	$9,223,352
Maintenance fees	3,787,696	(198,797)	3,588,899	7,190,517	(77,821)	7,112,696
Services	6,984,084		6,984,084	12,790,801		12,790,801
License fees - related party	-		-	246,957		246,957
Maintenance fees - related party	51,345		51,345	181,976		181,976
Services - related party	1,464,901		1,464,901	3,379,473		3,379,473
Total net revenues	17,638,112	(1,779,326)	15,858,786	32,639,670	295,585	32,935,255

Cost of revenues:
Salaries and consultants	5,979,804		5,979,804	11,873,153		11,873,153
Travel	836,240		836,240	1,548,135		1,548,135
Depreciation and amortization	1,318,764		1,318,764	2,649,636		2,649,636
Other	1,065,727		1,065,727	2,038,065		2,038,065
Total cost of revenues	9,200,535	-	9,200,535	18,108,989	-	18,108,989

Gross profit	8,437,577	(1,779,326)	6,658,251	14,530,681	295,585	14,826,266

Operating expenses:
Selling and marketing	2,713,478		2,713,478	5,057,516		5,057,516
Depreciation and amortization	271,485		271,485	540,582		540,582
General and administrative	3,933,413		3,933,413	8,552,609		8,552,609
Research and development cost	91,607		91,607	184,539		184,539
Total operating expenses	7,009,983	-	7,009,983	14,335,246	-	14,335,246

Income (loss) from operations	1,427,594	(1,779,326)	(351,732)	195,435	295,585	491,020

Other income and (expenses)
Loss on sale of assets	(32,339)		(32,339)	(34,742)		(34,742)
Interest expense	(62,127)		(62,127)	(116,602)		(116,602)
Interest income	23,416		23,416	53,856		53,856
Loss on foreign currency exchange transactions	(621,887)		(621,887)	(1,036,783)		(1,036,783)
Other income	6,823		6,823	28,383		28,383
Total other income (expenses)	(686,114)	-	(686,114)	(1,105,888)	-	(1,105,888)

Net income (loss) before income taxes	741,480	(1,779,326)	(1,037,846)	(910,453)	295,585	(614,868)
Income tax provision	(338,884)		(338,884)	(378,759)		(378,759)
Net income (loss) from continuing operations	402,596	(1,779,326)	(1,376,730)	(1,289,212)	295,585	(993,627)
Non-controlling interest	(1,388,272)	596,608	(791,664)	(1,462,183)	(98,695)	(1,560,878)
Net income (loss) attributable to NetSol	$(985,676)	$(1,182,718)	$(2,168,394)	$(2,751,395)	$196,890	$(2,554,505)

Net income (loss) per share:

Net income (loss) per common share
Basic	$(0.09)	$(0.11)	$(0.20)	$(0.26)	$0.03	$(0.24)
Diluted	$(0.09)	$(0.11)	$(0.20)	$(0.26)	$0.03	$(0.24)

Weighted average number of shares outstanding
Basic	10,877,446	10,877,446	10,877,446	10,783,685	10,783,685	10,783,685
Diluted	10,877,446	10,877,446	10,877,446	10,783,685	10,783,685	10,783,685

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Three Months
	Ended December 31, 2016

	As Originally	Amount of
	Presented	Restatement	As Restated
Net income (loss)	$(985,676)	$(1,182,718)	$(2,168,394)
Other comprehensive income (loss):
Translation adjustment	(944,837)	-	(944,837)
Comprehensive income (loss)	(1,930,513)	(1,182,718)	(3,113,231)
Comprehensive income (loss) attributable to non-controlling interest	(276,575)	-	(276,575)
Comprehensive income (loss) attributable to NetSol	$(1,653,938)	$(1,182,718)	$(2,836,656)

	For the Six Months
	Ended December 31, 2016

	As Originally	Amount of
	Presented	Restatement	As Restated
Net income (loss)	$(2,751,395)	$262,469	$(2,488,926)
Other comprehensive income (loss):
Translation adjustment	149,237	-	149,237
Comprehensive income (loss)	(2,602,158)	262,469	(2,339,689)
Comprehensive income (loss) attributable to non-controlling interest	47,138	-	47,138
Comprehensive income (loss) attributable to NetSol	$(2,649,296)	$262,469	$(2,386,827)

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	For the Six Months
	Ended December 31, 2016

	As Originally	Amount of
	Presented	Restatement	As Restated
Cash flows from operating activities:
Net income (loss)	$(1,289,212)	$295,585	$(993,627)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,190,218		3,190,218
Provision for bad debts	1,026		1,026
Loss on sale of assets	34,742		34,742
Stock issued for services	1,525,775		1,525,775
Fair market value of warrants and stock options granted	21,804		21,804
Changes in operating assets and liabilities:
Accounts receivable	3,678,110		3,678,110
Accounts receivable - related party	829,285		829,285
Revenues in excess of billing	(7,219,089)	(373,406)	(7,592,495)
Revenues in excess of billing - related party	285,791		285,791
Other current assets	585,147		585,147
Accounts payable and accrued expenses	334,241		334,241
Unearned revenue	(1,908,440)	77,821	(1,830,619)
Net cash used in operating activities	69,398	-	69,398

Cash flows from investing activities:
Purchases of property and equipment	(1,074,316)		(1,074,316)
Sales of property and equipment	181,087		181,087
Purchase of treasury stock	(38,885)		(38,885)
Investment	(705,555)		(705,555)
Net cash used in investing activities	(1,637,669)	-	(1,637,669)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	429,452		429,452
Proceeds from exercise of subsidiary options	18,089		18,089
Dividend paid by subsidiary to Non controlling interest	(968,657)		(968,657)
Payments on capital lease obligations and loans - net	(69,998)		(69,998)
Net cash provided by financing activities	(591,114)	-	(591,114)
Effect of exchange rate changes	107,241		107,241
Net decrease in cash and cash equivalents	(2,052,144)	-	(2,052,144)
Cash and cash equivalents, beginning of the period	11,557,527		11,557,527
Cash and cash equivalents, end of period	$9,505,383	$-	$9,505,383

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and nine months ended March 31, 2017. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2016, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

NFS Mobility

NetSol launched NFS mobility in 2014. It enables a sales force for the finance and leasing company across different channels such as point of sale, field investigation and auditing, and allows end customers to access their contract details through a self-service mobile application. NFS Mobility includes mAccount, mPOS, mDealer, mAuditor, and Mobile Field Investigator (mFI).

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

The following discussion is intended to assist in an understanding of NetSol’s financial position and results of operations for the nine months ended March 31, 2017. It should be read together with our condensed consolidated financial statements and related notes included herein.

Highlights

Listed below are a few of NetSol’s major successes achieved in the nine months ended March 31, 2017:

●	The first implementation of our contract with a long-standing customer to upgrade to NFS Ascent™ in 11 countries and implement NFS Ascent™, in one new country, was recently completed in Australia and New Zealand. The first implementation phase continues in China, Korea, and South Africa.

●	Sold LeasePak license valued at $500,000 to Korean based automotive captive for their U.S. operations.

●	NetSol PK signed a collaboration agreement to provide technology services to eeGeo, an interactive 3D mapping company based in the United Kingdom. The eeGeo platform enables businesses to easily visualize complex data sets and location-based services in a 3D mobile experience. This agreement is progressing well as per joint agreements with NetSol and eeGeo.

●	Went live with a major implementation of our NFS legacy system with Tri Petch Isuzu Leasing in Thailand.

●	Went live with NFS legacy system in China.

●	A restructuring of the Company’s efficiencies, initiated in December 2016, is expected to result in approximately $4 million in savings spread over the next year.

●	Teamed up with Microsoft Pakistan to foster innovation, encourage entrepreneurship and provide senior mentorship to promising new start-ups as part of the NSPIRE program.

●	NetSol PK signed an agreement with Microsoft North Africa, East Mediterranean & Pakistan to further support the Pakistan technological start-ups.

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

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2017 compared to the Quarter Ended March 31, 2016

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended March 31, 2017 and 2016 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2017	%	2016	%
Net Revenues:
License fees	$5,730,222	31.92%	$1,358,469	8.50%
Maintenance fees	3,538,996	19.72%	3,388,526	21.21%
Services	7,004,272	39.02%	8,159,490	51.08%
License fees - related party	-	0.00%	484,644	3.03%
Maintenance fees - related party	51,698	0.29%	28,423	0.18%
Services - related party	1,624,132	9.05%	2,554,347	15.99%
Total net revenues	17,949,320	100.00%	15,973,899	100.00%

Cost of revenues:
Salaries and consultants	6,161,110	34.33%	5,691,530	35.63%
Travel	764,867	4.26%	543,672	3.40%
Depreciation and amortization	1,340,188	7.47%	1,483,695	9.29%
Other	686,950	3.83%	860,868	5.39%
Total cost of revenues	8,953,115	49.88%	8,579,765	53.71%

Gross profit	8,996,205	50.12%	7,394,134	46.29%
Operating expenses:
Selling and marketing	2,439,948	13.59%	1,896,295	11.87%
Depreciation and amortization	284,642	1.59%	321,230	2.01%
General and administrative	4,329,798	24.12%	3,808,327	23.84%
Research and development cost	101,193	0.56%	132,123	0.83%
Total operating expenses	7,155,581	39.87%	6,157,975	38.55%

Income from operations	1,840,624	10.25%	1,236,159	7.74%
Other income and (expenses)
Gain on sale of assets	1,647	0.01%	14,848	0.09%
Interest expense	(60,357)	-0.34%	(56,070)	-0.35%
Interest income	27,229	0.15%	29,673	0.19%
Gain on foreign currency exchange transactions	390,897	2.18%	12,955	0.08%
Other income (expense)	(219)	0.00%	25,258	0.16%
Total other income (expenses)	359,197	2.00%	26,664	0.17%

Net income before income taxes	2,199,821	12.26%	1,262,823	7.91%
Income tax provision	(61,604)	-0.34%	(106,209)	-0.66%
Net income	2,138,217	11.91%	1,156,614	7.24%
Non-controlling interest	(1,438,249)	-8.01%	(307,135)	-1.92%
Net income attributable to NetSol	$699,968	3.90%	$849,479	5.32%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2017	%	2016	%	Currency	Fluctuation	Reported

Net Revenues:	17,949,320	100.00%	15,973,899	100.00%	2,378,546	(403,125)	1,975,421

Cost of revenues:	8,953,115	49.88%	8,579,765	53.71%	(402,479)	29,129	(373,350)

Gross profit	8,996,205	50.12%	7,394,134	46.29%	1,976,067	(373,996)	1,602,071

Operating expenses:	7,155,581	39.87%	6,157,975	38.55%	(1,178,355)	180,749	(997,606)

Income from operations	1,840,624	10.25%	1,236,159	7.74%	797,712	(193,247)	604,465

Net revenues for the quarter ended March 31, 2017 and 2016 are broken out among the segments as follows:

	2017		2016
	Revenue	%	Revenue	%
North America	1,111,897	6.19%	1,739,115	10.89%
Europe	1,808,567	10.08%	2,511,844	15.72%
Asia-Pacific	15,028,856	83.73%	11,722,940	73.39%
Total	$17,949,320	100.00%	$15,973,899	100.00%

Revenues

License fees

License fees for the three months ended March 31, 2017 were $5,730,222 compared to $1,843,113 for the three months ended March 31, 2016 reflecting an increase of $3,887,109 with a change in constant currency of $3,885,931. Included in the license fees are licenses provided to related parties of $nil for the three months ended March 31, 2017 compared to $484,644 for the same period last year. During the three months ended March 31, 2017, we increased our license revenues through sales of our NFS Ascent™ product and sales of our regional offerings in the U.S.

Maintenance fees

Maintenance fees for the three months ended March 31, 2017 were $3,590,694 compared to $3,416,949 for the three months ended March 31, 2016 reflecting an increase of $173,745 with a change in constant currency of $267,025. Maintenance fees include maintenance provided to related parties of $51,698 for the three months ended March 31, 2017 compared to $28,423 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2016 and into fiscal year 2017. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Services

Services income for the three months ended March 31, 2017 was $8,628,404 compared to $10,713,837 for the three months ended March 31, 2016 reflecting a decrease of $2,085,433 with a change in constant currency of $1,774,410. Included in the services revenue are services provided to related parties of $1,624,132 for the three months ended March 31, 2017 compared to $2,554,347 for the same period last year. The decrease is due to a decrease in consulting services with current customers and a reduction in implementation services. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $8,996,205, for the three months ended March 31, 2017 as compared with $7,394,134 for the three months ended March 31, 2016. This is an increase of $1,602,071 with an increase in constant currency of $1,976,067. The gross profit percentage for the three months ended March 31, 2017, increased to 50.12% from 46.29% for the three months ended March 31, 2016. The cost of sales was $8,953,115 for the three months ended March 31, 2017 compared to $8,579,765 for the three months ended March 31, 2016 or an increase of $373,350 and on a constant currency basis an increase of $402,479. As a percentage of sales, cost of sales decreased from 53.71% for the three months ended March 31, 2016 to 49.88% for the three months ended March 31, 2017.

Salaries and consultant fees increased by $469,580 from $5,691,530 for the three months ended March 31, 2016 to $6,161,110 for the three months ended March 31, 2017 and on a constant currency basis increased $539,464. The increase in salaries and consultant fees is due to annual salary increases and the strategic hiring of employees at key locations including Pakistan, Thailand, China, UK and North America as we anticipate new projects associated with NFS Ascent™.

Depreciation and amortization expense decreased to $1,340,188 compared to $1,483,695 for the three months ended March 31, 2016 or a decrease of $143,507 and on a constant currency basis a decrease of $160,284. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $7,155,581 for the three months ended March 31, 2017 compared to $6,157,975, for the three months ended March 31, 2016 or an increase of 16.20% or $997,606 and on a constant currency basis an increase of 19.14% or $1,178,355. As a percentage of sales, it slightly increased from 38.55% to 39.87%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $543,653 or 28.67% and on a constant currency basis an increase of $574,133 or 30.28%, and an increase in general and administrative expenses of $521,471 or 13.69% and on a constant currency basis an increase of $666,134 or 17.49%.

The increase in selling and marketing expenses is due to the increase in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $4,329,798 for the three months ended March 31, 2017 compared to $3,808,327 at March 31, 2016 or an increase of $521,471 or 13.69% and on a constant currency basis an increase of $666,134 or 17.49%. During the three months ended March 31, 2017, salaries increased by approximately $247,163 or $266,470 on a constant currency basis due to the increase in the number of employees, annual raises, share grants and options; other general and administrative expenses slightly increased by approximately $1,696 or $123,533 on a constant currency basis; professional services increased by approximately $272,612 or $276,131 on a constant currency basis.

Income from Operations

Income from operations was $1,840,624 for the three months ended March 31, 2017 compared to $1,236,159 for the three months ended March 31, 2016. This represents an increase in income of $604,465 with an increase in income of $797,712 on a constant currency basis for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. As a percentage of sales, income from operations was 10.25% for the three months ended March 31, 2017 compared to 7.74% for the three months ended March 31, 2016.

Net Income

Net income was $699,968 for the three months ended March 31, 2017 compared to $849,479 for the three months ended March 31, 2016. This is a decrease in income of $149,511 compared to the prior year. For the three months ended March 31, 2017, net income per basic and diluted share was $0.06 compared to $0.08 for the three months ended March 31, 2016.

Nine Months Ended March 31, 2017 compared to the Nine Months Ended March 31, 2016

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2017 and 2016 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2017	%	2016	%
Net Revenues:
License fees	$14,953,574	29.39%	$3,076,541	6.77%
Maintenance fees	10,651,692	20.93%	9,826,209	21.61%
Services	19,795,073	38.90%	24,487,467	53.85%
License fees - related party	246,957	0.49%	484,644	1.07%
Maintenance fees - related party	233,674	0.46%	218,409	0.48%
Services - related party	5,003,605	9.83%	7,377,430	16.22%
Total net revenues	50,884,575	100.00%	45,470,700	100.00%

Cost of revenues:
Salaries and consultants	18,034,263	35.44%	15,936,191	35.05%
Travel	2,313,002	4.55%	1,779,134	3.91%
Depreciation and amortization	3,989,824	7.84%	4,419,396	9.72%
Other	2,725,015	5.36%	2,822,347	6.21%
Total cost of revenues	27,062,104	53.18%	24,957,068	54.89%

Gross profit	23,822,471	46.82%	20,513,632	45.11%
Operating expenses:
Selling and marketing	7,497,464	14.73%	5,597,689	12.31%
Depreciation and amortization	825,224	1.62%	898,018	1.97%
General and administrative	12,882,407	25.32%	10,391,844	22.85%
Research and development cost	285,732	0.56%	362,117	0.80%
Total operating expenses	21,490,827	42.23%	17,249,668	37.94%

Income from operations	2,331,644	4.58%	3,263,964	7.18%
Other income and (expenses)
Gain (loss) on sale of assets	(33,095)	-0.07%	642	0.00%
Interest expense	(176,959)	-0.35%	(196,399)	-0.43%
Interest income	81,085	0.16%	117,084	0.26%
Loss on foreign currency exchange transactions	(645,886)	-1.27%	(235,291)	-0.52%
Other income	28,164	0.06%	200,256	0.44%
Total other income (expenses)	(746,691)	-1.47%	(113,708)	-0.25%

Net income before income taxes	1,584,953	3.11%	3,150,256	6.93%
Income tax provision	(440,363)	-0.87%	(454,707)	-1.00%
Net income	1,144,590	2.25%	2,695,549	5.93%
Non-controlling interest	(2,999,127)	-5.89%	(1,382,033)	-3.04%
Net income (loss) attributable to NetSol #	$(1,854,537)	-3.64%	$1,313,516	2.89%

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Nine Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2017	%	2016	%	Currency	Fluctuation	Reported

Net Revenues:	50,884,575	100.00%	45,470,700	100.00%	6,478,304	(1,064,429)	5,413,875

Cost of revenues:	27,062,104	53.18%	24,957,068	54.89%	(2,507,459)	402,423	(2,105,036)

Gross profit	23,822,471	46.82%	20,513,632	45.11%	3,970,845	(662,006)	3,308,839

Operating expenses:	21,490,827	42.23%	17,249,668	37.94%	(4,854,819)	613,660	(4,241,159)

Income from operations	2,331,644	4.58%	3,263,964	7.18%	(883,974)	(48,346)	(932,320)

Net revenues for the nine months ended March 31, 2017 and 2016 are broken out among the segments as follows:

	2017		2016
	Revenue	%	Revenue	%
North America	$4,467,325	8.78%	$4,194,321	9.22%
Europe	5,164,440	10.15%	6,676,142	14.68%
Asia-Pacific	41,252,810	81.07%	34,600,237	76.09%
Total	$50,884,575	100.00%	$45,470,700	100.00%

Revenues

License fees

License fees for the nine months ended March 31, 2017 were $15,200,531 compared to $3,561,185 for the nine months ended March 31, 2016 reflecting an increase of $11,639,346 with a change in constant currency of $11,733,078. Included in the license fees are licenses provided to related parties of $246,957 for the nine months ended March 31, 2017 compared to $484,644 for the same period last year. During the nine months ended March 31, 2017, we increased our license revenues through sales of our NFS Ascent™ product and sales of our regional offerings in the U.S.

Maintenance fees

Maintenance fees for the nine months ended March 31, 2017 were $10,885,366 compared to $10,044,618 for the nine months ended March 31, 2016 reflecting an increase of $840,748 with a change in constant currency of $1,137,055. Maintenance fees include maintenance provided to related parties of $233,674 for the nine months ended March 31, 2017 compared to $218,409 for the same period last year. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2016 and into fiscal year 2017. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Services

Services income for the nine months ended March 31, 2017 was $24,798,678 compared to $31,864,897 for the nine months ended March 31, 2016 reflecting a decrease of $7,066,219 with a change in constant currency of $6,391,829. Included in the services revenue are services provided to related parties of $5,003,605 for the nine months ended March 31, 2017 compared to $7,377,430 for the same period last year. The decrease is due to a decrease in consulting services with current customers and a reduction in implementation services. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $23,822,471, for the nine months ended March 31, 2017 as compared with $20,513,632 for the nine months ended March 31, 2016. This is an increase of $3,308,839 with an increase in constant currency of $3,970,845. The gross profit percentage for the nine months ended March 31, 2017 slightly increased to 46.82% from 45.11% for the nine months ended March 31, 2016. The cost of sales was $27,062,104 for the nine months ended March 31, 2017 compared to $24,957,068 for the nine months ended March 31, 2016 for an increase of $2,105,036 and on a constant currency basis an increase of $2,507,459. As a percentage of sales, cost of sales slightly decreased from 54.89% for the nine months ended March 31, 2016 to 53.18% for the nine months ended March 31, 2017.

Salaries and consultant fees increased by $2,098,072 from $15,936,191 for the nine months ended March 31, 2016 to $18,034,263 for the nine months ended March 31, 2017 and on a constant currency basis increased $2,438,781. The increase in salaries and consultant fees is due to annual salary increases and the strategic hiring of employees at key locations including Pakistan, Thailand, China, UK and North America as we anticipate new projects associated with NFS Ascent™.

Depreciation and amortization expense decreased to $3,989,824 compared to $4,419,396 for the nine months ended March 31, 2016 or a decrease of $429,572 and on a constant currency basis a decrease of $445,624. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $21,490,827 for the nine months ended March 31, 2017 compared to $17,249,668, for the nine months ended March 31, 2016 for an increase of 24.59% or $4,241,159 and on a constant currency basis an increase of 28.14% or $4,854,819. As a percentage of sales, it increased from 37.94% to 42.23%. The increase in operating expenses was primarily due to the increase in selling and marketing expenses of $1,899,775 or 33.94% and on a constant currency basis an increase of $2,125,617 or 37.97%, and an increase in general and administrative expenses of $2,490,563 or 23.97% and on a constant currency basis an increase of $2,855,483 or 27.48%.

The increase in selling and marketing expenses is due to the increase in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $12,882,407 for the nine months ended March 31, 2017 compared to $10,391,844 at March 31, 2016 or an increase of $2,490,563 or 23.97% and on a constant currency basis an increase of $2,855,483 or 27.48%. During the nine months ended March 31, 2017, salaries increased by approximately $2,533,264 or $2,689,781 on a constant currency basis due to the increase in the number of employees, annual raises, share grants, cash bonuses and options; other general and administrative expenses decreased by approximately $266,940 or $83,685 on a constant currency basis; professional services increased by approximately $224,239 or $249,387 on a constant currency basis.

Income from Operations

Income from operations was $2,331,644 for the nine months ended March 31, 2017 compared to $3,263,964 for the nine months ended March 31, 2016. This represents a decrease in income of $932,320 with a decrease in income of $883,974 on a constant currency basis for the nine months ended March 31, 2017 compared with the nine months ended March 31, 2016. As a percentage of sales, net income from operations was 4.58% for the nine months ended March 31, 2017 compared to income of 7.18% for the nine months ended March 31, 2016.

Net Income (Loss)

Net loss was $1,854,537 for the nine months ended March 31, 2017 compared to net income of $1,313,516 for the nine months ended March 31, 2016. This is an increase in loss of $3,168,053 compared to the prior year. For the nine months ended March 31, 2017, net loss per basic and diluted share was $0.17 compared to net income basic and diluted per share of $0.13 and $0.12, respectively for the nine months ended March 31, 2016.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and nine months ended March 31, 2017 and 2016 are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Net Income (loss) before preferred dividend, per GAAP	$699,968	$849,479	$(1,854,537)	$1,313,516
Non-controlling interest	1,438,249	307,135	2,999,127	1,382,033
Income taxes	61,604	106,209	440,363	454,707
Depreciation and amortization	1,624,830	1,804,925	4,815,048	5,317,414
Interest expense	60,357	56,070	176,959	196,399
Interest (income)	(27,229)	(29,673)	(81,085)	(117,084)
EBITDA	$3,857,779	$3,094,145	$6,495,875	$8,546,985
Add back:
Non-cash stock-based compensation	478,345	368,674-	2,025,924	840,409
Adjusted EBITDA, gross	$4,336,124	$3,462,819	$8,521,799	$9,387,394
Less non-controlling interest (a)	(2,045,028)	(1,186,132)	(4,860,826)	(3,884,124)
Adjusted EBITDA, net	$2,291,096	$2,276,687	$3,660,973	$5,503,270

Weighted Average number of shares outstanding
Basic	10,987,214	10,427,664	10,850,538	10,338,740
Diluted	11,121,620	10,643,479	10,984,944	10,554,555

Basic adjusted EBITDA	$0.21	$0.22	$0.34	$0.53
Diluted adjusted EBITDA	$0.21	$0.21	$0.33	$0.52

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$1,438,249	$307,135	$2,999,127	$1,382,033
Income Taxes	10,871	36,569	71,916	74,350
Depreciation and amortization	538,118	790,065	1,587,412	2,346,603
Interest expense	17,502	9,416	53,918	40,749
Interest (income)	(10,610)	(31,715)	(27,702)	(83,112)
EBITDA	$1,994,130	$1,111,470	$4,684,671	$3,760,623
Add back:
Non-cash stock-based compensation	50,898	74,662	176,155	123,501
Adjusted EBITDA of non-controlling interest	$2,045,028	$1,186,132	$4,860,826	$3,884,124

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $8,450,115 at March 31, 2017, compared to $11,557,527 at June 30, 2016.

Net cash used in operating activities was $2,018,592 for the nine months ended March 31, 2017 compared to $1,130,801 provided by operating activities for the nine months ended March 31, 2016. At March 31, 2017, we had current assets of $47,196,113 and current liabilities of $17,168,622. We had accounts receivable of $14,716,584 at March 31, 2017 compared to $15,382,407 at June 30, 2016. We had revenues in excess of billings of $20,988,640 at March 31, 2017 compared to $11,297,264 at June 30, 2016. During the nine months ended March 31, 2017, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $9,025,553, from $26,679,671 at June 30, 2016, to $35,705,224 at March 31, 2017. The increase is due to recognition of revenue according to progress of contracts. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,404,181 and $5,650,475, respectively at March 31, 2017.

The average days sales outstanding for the nine months ended March 31, 2017 and 2016 were 165 and 165 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used in investing activities was $2,110,932 for the nine months ended March 31, 2017, compared to $3,290,538 for the nine months ended March 31, 2016. We had purchases of property and equipment of $1,315,922 compared to $2,523,865 for the comparable period last fiscal year. During the nine months ended March 31, 2017, the Company purchased a 2.5% interest in eeGeo, Inc. for $555,555 increasing its investment to 4.9%. NetSol PK also paid $350,000 to eeGeo, Inc. in addition to providing services for investment. The Company purchased 7,500 of its common stock from open market at an average price of $5.18 per share.

Net cash provided by financing activities was $1,104,321, compared to $1,408,254 for the nine months ended March 31, 2017, and 2016, respectively. The nine months ended March 31, 2017 included the cash inflow of $785,479 from the exercising of stock options and warrants compared to $728,699 for the same period last year. During the nine months ended March 31, 2017, we had net receipts from bank loans and capital leases of $1,233,122 compared to $597,880 for the nine months ended March 31, 2016. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2017, we had approximately $8.45 million of cash, cash equivalents and marketable securities of which approximately $6.79 million is held by our foreign subsidiaries. As of June 30, 2016, we had approximately $11.56 million of cash, cash equivalents and marketable securities of which approximately $7.64 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future, and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were ineffective.

In connection with the restatement discussed in Note 19 - “Restatement of Previously Issued Interim Financial Statements” management, including our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design operation of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2017 and our principal executive officer and principal financial officer concluded that, due to the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2017. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of March 31, 2017, there was a material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As of March 31, 2017, we did not maintain an effective control environment attributable to our interpretation of the revenue recognition criteria as it applied to the 10-year contract for a 12-country installation of our product. The weakness was related to when the timing of the revenue should have been realized.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended March 31, 2017, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

On June 15, 2016, the parties in the California and the Nevada cases jointly executed a Stipulation and Agreement of Settlement of Derivative Claims, which is intended to fully resolve both cases. Pursuant to the stipulation and subject to the court’s approval, the Company has agreed to adopt or maintain certain corporate governance measures, and has agreed to cause its insurers to pay plaintiff counsel’s fees and expenses in an aggregate amount not to exceed $175,000. On June 16, 2016, the California plaintiff filed a motion for preliminary approval of the derivative settlement. The motion for approval of the settlement was continued by the California court until December 14, 2016. Effective January 9, 2017, the California Court issued a preliminary order approving the settlement. A final approval hearing was scheduled for April 6, 2017. At the April 6, 2017, hearing the Court continued the hearing for at least 60 days. A hearing date has not yet been set.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made through the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Nov-16	-	$-	-	-
Dec-16	7,500	$5.18	7,500	-
Jan-17	-	$-	-	-
Feb-17	-	$-	-	-
Mar-17	-	$-	-	-
Total	7,500		7,500	500,000

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

NETSOL TECHNOLOGIES, INC.

Date:	May 22, 2017	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	May 22, 2017	/s/Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer