Form 10-K
period 2017-06-30
NETSOL TECHNOLOGIES INC
filed 2017-09-28
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22773

NETSOL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $50,679,647 based upon the closing price of the stock as reported on NASDAQ Capital Market ($5.2 per share) on December 31, 2016, the last business day of the registrant’s second quarter. As of September 25, 2017, there were 11,114,599 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

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

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	Los Angeles Area
●	Europe	London Metropolitan area
●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Jakarta and Sydney

The Company continues to maintain services, solutions and/or sales specific offices in the USA, England, Pakistan, Thailand, China, Indonesia and Australia.

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

Subject Matter Expertise

NetSol’s dual expertise in enterprise technology implementation and financial application development has helped it emerge as a global contender in the lease and finance industry, and secure a broad footprint throughout the major markets of North America, Asia Pacific and Europe. The Asia Pacific operating region has particularly benefitted from the organic growth in the fast-developing leasing automation industry, which is still nascent by Western standards.

Domain Experience

NetSol has a strong presence in the captive auto-finance domain. With a collective experience of over two decades in Asia Pacific and over three decades in North America and Europe, NetSol is one of a few global competitors in this niche industry.

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

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. We believe that the transition from NFS™ to NFS Ascent™ allows:

●	Improvement in overall productivity throughout the delivery organization:

○	The features of the integrated Business Process Manager, Workflow Engine and Business Rule Engine, will provide flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

○	The NFS Ascent™ platform and the SOA architecture allow us to develop portals and mobile applications quickly by utilizing our existing services.

○	The n-tier architecture allows us to intelligently distribute processing and eases application maintenance. The loose coupling between various modules and layers reduces the risk of regression in other parts of the system as a result of changes made in one part of the system and follows proven and accepted SOA principles.

●	Improvement in talent acquisition and retention:

○	Because NFS Ascent™ has been developed using the latest technologies and tools available in the market, it is helping us in attracting and retaining top engineers.

●	Better customer satisfaction:

○	As a result of the powerful NFS Ascent™ platform and improvement in the talent pool, the quality of our deliverables has increased.

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

NFS Mobility

NFS mobility enables a sales force for a finance and leasing company to access different channels like point of sale, field investigation and auditing as well as allowing end customers to access their contract details through a self-service mobile application.

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

LeasePak

In North America, NetSol Technologies Americas, Inc. (NTA) has and continues to develop the LeasePak CMS product. LeasePak streamlines the lease management lifecycle, enabling superior lease and loan portfolio management, flexible financial products (lease or loan terms) and sophisticated financial analysis and management to reducing operating costs and improve profits. It is scalable from a basic offering to a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and varying complexity of operations. It is part of the vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. It handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options and asset disposition. It is also integrated with important partners in the asset-finance ecosystem, such as Vertex Series O.

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

Initiated with a 10-person outsourcing team in Lahore in February 2005, this arrangement has extended to 156 persons with the additional resources catering to the increased influx of outsourcing of configuration and testing assignments from 1insurer. Currently, prominent 1insurer’s customers being serviced from Lahore include GuideOne USA, Homesite USA, UPC USA and MDU UK.

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

Alliances

Daimler South East Asia Pte. Ltd. (“DSEA”), (through the regional office Daimler Financial Services (“DFS”) Africa Asia Pacific), has established a “Centre of Competence” (“CoC”) in Singapore to facilitate the regional companies in NFS™ related matters. The DSEA CoC is powered by highly qualified technical and business personnel. In conjunction with our Asia Pacific region, the CoC supports DFS companies in twelve different countries in Asia and Africa and this list can increase as more DFS companies from other countries opt for NFS Ascent™. In July 2004, the Company entered into a Frame Agreement with DFS for the Asia Pacific and Africa region. This agreement was renewed in 2008, 2010, 2013 and most recently in January 2016. The agreement serves as a guideline for managing the business relationship with DFS and the use of licensed NFSTM products by DFS and its affiliated companies.

Technical Affiliations

The Company is a Microsoft Certified Silver Partner and an Oracle Certified Partner.

Marketing and Selling

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2017 and beyond. The objective of the Company’s marketing program is to create and sustain preference and loyalty for NetSol. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website. In addition, corporate marketing oversees central marketing and communications programs for use by each of the business units.

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

The Asian continent, including Australia and New Zealand, from the perspective of marketing, are targeted by the Asia Pacific Region from its Bangkok, Beijing and Lahore facilities. The marketing for our core offerings in the Americas and Europe is carried out from our Los Angeles Area and London Metropolitan area offices, respectively.

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

Due to the growing demand for our core offerings and IT services, retention of technical and management personnel is essential. We have enhanced the compensation structure for our technical teams and senior management to stay ahead of global and regional competition. As a result, we have improved IT employee turnover from almost 20% in 2014 to less than 15% today with a goal is to improve the turnover level to under 10% in this fiscal year and onwards. In addition, we are committed to improving key performance indicators such as efficiency, productivity and revenue per employee.

To encourage all employees to build on our core values, we reward teamwork and promote individuals that demonstrate these values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based. We support gender diversity on a global basis. NetSol is an equal opportunity employer with the largest concentration of female employees in Lahore, Pakistan and our U.S. headquarters.

NetSol believes it should give back to the community and employees as much as possible. Certain of our subsidiaries are located in regions where basic services are not readily available. Where possible, NetSol acts to not only improve the quality of life of its employees but also the standard of living in these regions. Examples of such programs are:

●	Humanitarian Relief— We are all aware of the devastation that can be wrought by natural disasters. NetSol has historically supported earthquake and flood relief where the need is the greatest.
●	Literacy Program— launched to educate low paid illiterate employees of the organization. The main objective of this program is to enable these resources to acquire basic reading, writing and arithmetic skills.
●	Noble Cause Fund—A noble cause fund has been established to meet medical and education expenses of the children of low paid employees. NetSol employees voluntarily contribute a fixed amount every month to the fund and the Company matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals, outside NetSol.
●	Day Care Facility—NetSol’s human resources are its key assets and thus the Company takes numerous steps to ensure the provision of basic comforts to its employees. In Pakistan, the provision of outside pre-school child care is a rarity. With this in mind, a child day care facility has been created in close proximity to NetSol offices providing employees with peace of mind knowing their children are nearby and being taken care of by qualified staff in a child friendly facility.
●	Preventative Health Care Program—In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid and Flu on a routine basis.

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

As of June 30, 2017, we had approximately 1,461 employees; comprised of 1,082 IT project and technical personnel; and 380 non-IT personnel. The IT project and technical personnel include 766 employees dedicated to NFS and NFS Ascent™, 151 employees dedicated to the joint venture with 1insurer and 165 employees supporting the regional offerings as well as IT consulting and services. None of our employees are subject to a collective bargaining agreement.

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

In the NFS™ business space, the barriers to entry are getting higher. The products are becoming more cutting-edge while richness in functionality is paramount. Older companies have prolonged the life of their legacy products by creating web-based front ends, while the core of the systems has not been re-engineered. In the case of NFS™, we compete chiefly against leading suppliers of IT solutions to the financial industry, including names such as White Clarke, Fimasys, International Decision Systems (IDS), Data Scan, Alfa, 3i Infotech, Finnone and Nucleus Software.

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

Customers

NetSol customers include world renowned auto manufacturers through their finance arms and large regional banks. In addition, NetSol provides offshore development and testing services to 1insurer, formerly Innovation Group Plc UK, and their blue chip global insurance customers through the NetSol-Innovation joint venture, which contributes about 8.67% of NetSol’s revenues. NetSol is also a strategic business partner for Daimler (which consists of a group of many companies in different countries), which accounts for 44.25% of our revenue.

Global Operations and Geographic Data

The Company divides its operations into three regions: the Americas, Europe and Asia Pacific. The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

The Americas

At NTA, Mr. Jeffrey Bilbrey, formerly a NetSol Technologies Inc. independent board member for three years and also Vice President at Majesco Software and Services, acts as President. Mr. Bilbrey brings 24 years of software product management, consulting services delivery and technology business operations leadership to NTA. His focus is to expand the presence of NetSol in the Americas region while assuring elevated service levels to all existing clients.

Operations and head of sales continue to be led by Mr. Farooq Ghauri. He is a technology industry and domain expert with a 13 year proven track record in driving the rapid expansion of an industry leading global software organization. He has been working in NTA since 2008 as an active member of the management team. He has worked in NetSol’s Pakistan, China, Australia, Thailand and US offices providing him with the complete understanding of NetSol’s global operations in an industry that is rapidly expanding and changing.

Europe

Mr. Asad Ghauri leads our European market as Group Managing Director. Mr. Ghauri has a long history of experience in the Company, including a tenure as a board of director member, and vast experience in leading our Asia Pacific unit. We believe this experience will be utilized to lead growth in Europe. The NTE entity is led by Mr. Tim O’Sullivan as Managing Director. Mr. O’Sullivan has the necessary industry expertise and domain knowledge to service the needs of the European Market.

VLS is led by Ms. Louise Ikonomides. As Managing Director and founding shareholder of VLS, Ms. Ikonomides has been with VLS since its inception in 1999.

Asia Pacific Region

NetSol Technologies, Ltd., a majority owned subsidiary of the parent company is located in Lahore, Pakistan and is headed by Mr. Salim Ghauri as its CEO. Mr. Ghauri is a co-founder of NetSol Technologies and has been with the Company since 1996.

NetSol Beijing is headed by Mr. Umar Qadri as President. Mr. Qadri has been with NetSol for over five years where he has gained valuable experience in both technology and management.

The Global Sales Division is headed by Mr. Naeem Ghauri as President of Sales from the NetSol Thai offices located in Bangkok, Thailand. Mr. Ghauri has been with NetSol since 1999 and has over 28 combined years of experience in business and IT. He is also a member of the board of directors of the parent Company.

The Asia Pacific region including Australia/New Zealand and the Middle East, is targeted from the Asia Pacific region offices located in Beijing China; Bangkok, Thailand; Lahore and Karachi, Pakistan. While Lahore continues to be a mainstay of the Company’s delivery and research and development, Bangkok’s expanded sales operation and client relations facility has grown into a back-up to the Lahore facility. With the continued growth of the Chinese market, our Beijing office continues to expand as both a sales and support facility. Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential new markets.

Our Asia Pacific Region accounted for approximately 81% of our revenues in 2017 and our North America and European regions together accounted for approximately 19% of our revenues in 2017. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 19 of Notes to Consolidated Financial Statements under Item 8.

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

ITEM 1A - RISK FACTORS

Not Applicable.

ITEM 2 - PROPERTIES

Our corporate headquarters are located in Calabasas, California where we lease 7,210 square feet of office space. We own our Lahore Technology Campus which consists of approximately 140,000 square feet of computer and general office space. This includes the newly constructed building having a covered area of approximately 90,000 square feet with the capacity to house approximately 1,000 resources. In addition, we maintain leased office space in the UK, China, Australia, Thailand and Indonesia. Our NTA office has been consolidated with the corporate headquarters. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3 - LEGAL PROCEEDINGS

On October 27, 2015, a shareholder derivative lawsuit was filed in the California state court entitled McArthur v Ghauri, et al., Case No. BC599020 (Los Angeles, Cty.), naming current and former members of the Company’s board of directors as defendants. The complaint alleges that the defendants breached their fiduciary duties. The Company was named as a nominal defendant only and no damages are sought from it. On March 16, 2016, the parties in the California lawsuit reached an agreement-in-principle providing for the settlement of that case.

On December 30, 2015, a virtually identical shareholder derivative lawsuit was filed in Nevada state court, Paulovits v. Ghauri, et al., Case No. CV15-02470 (Washoe Cty.). The Nevada complaint named the same defendants and was based on the same alleged facts as the earlier-filed California case. On April 29, 2016, the Company filed a motion to dismiss or stay the Nevada proceeding on multiple grounds, including that is it duplicative of the first-filed California action. On May 23, 2016, pursuant to the parties’ stipulation, the Nevada court ordered that matter to be stayed for a period of one year.

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

On May 30, 2017, Los Angeles Superior Court Judge Kenneth R. Freeman signed the Final Judgment and Order approving settlement and dismissing with prejudice the shareholder derivative litigation involving the Company. The order became effective on June 29, 2017.

On April 7, 2017, Conister Bank Limited filed a complaint in the High Court of Justice Chancery Division, as claim no HC-2017-001045 against our subsidiary, Virtual Lease Services Limited (“VLS”). The complaint alleges that VLS was in willful default of their agreements with Conister Bank Limited by failing to fulfill its obligations under the agreements with Conister. The complaint alleges damages in excess of £200,000 (approximately $260,000).  VLS has responded to the complaint and its expenses are currently covered by available insurance.  VLS denies all claims and intends to vigorously defend the action.

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

Fiscal Year 2017	High	Low
First Quarter	$7.00	$5.64
Second Quarter	$6.65	$5.00
Third Quarter	$5.55	$4.35
Fourth Quarter	$5.60	$3.80

Fiscal Year 2016	High	Low
First Quarter	$5.96	$4.20
Second Quarter	$9.50	$5.02
Third Quarter	$8.20	$6.02
Fourth Quarter	$7.46	$5.40

RECORD HOLDERS - As of September 25, 2017, the number of holders of record of the Company’s common stock was 162.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	475,133	(1)	$4.20	(2)	474,111	(3)
Equity Compensation Plans not approved by Security holders	None		None		None
Total	475,133		$4.20		474,111

(1)	Consists of 1,000 under the 2003 Incentive and Nonstatutory Stock Option Plan; 53,462 under the 2005 Incentive and Nonstatutory Stock Option Plan; and 420,671 under the 2013 Incentive and Nonstatutory Stock Option Plan.
(2)	The weighted average exercise price of the options is $4.20.
(3)	Represents 130,000 available for issuance under the 2011 Incentive and Nonstatutory Stock Option Plan, 2,595 under the 2013 Incentive and Nonstatutory Stock Option Plan and 341,516 under the 2015 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND Results OF OPERATIONS

The following discussion is intended to assist in an understanding our financial position and results of operations for the year ended June 30, 2017. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlights for 2016-2017 were:

●	The first implementation of our contract with a long-standing customer to upgrade to NFS Ascent™ in 11 countries and implement NFS Ascent™, in one new country was recently completed in Australia and New Zealand. The implementation phase continues in China, Korea, and South Africa.
●	Sold LeasePak license valued at $500,000 to Korean based automotive captive for their U.S. operations.
●	NetSol PK signed a collaboration agreement to provide technology services to WRLD3D, an interactive 3D mapping company based in the United Kingdom. The WRLD3D platform enables businesses to easily visualize complex data sets and location-based services in a 3D mobile experience.
●	Went live with a major implementation of our NFS legacy system with Tri Petch Isuzu Leasing in Thailand.
●	Went live with NFS legacy system in China.
●	A restructuring of the Company’s efficiencies, initiated in December 2016, is expected to result in approximately $4 million in savings spread over the next year.
●	Teamed up with Microsoft Pakistan to foster innovation, encourage entrepreneurship and provide senior mentorship to promising new start-ups as part of the NSPIRE program.
●	NetSol PK signed an agreement with Microsoft North Africa, East Mediterranean & Pakistan to further support the Pakistan technological start-ups.

Our success, in the near term, will depend in large part on the Company’s ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals, (c) make progress in the North American and European markets and, (d) continue to increase sales and marketing efforts in every market we operate.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The growth strategy contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Build strong C-level executive teams in each key location to execute our long-term strategy.
●	Develop and groom the next tier level management for leadership to navigate long term growth.
●	Upgrade Bangkok and Beijing offices to support the growing and existing client relationships and new client acquisitions in the region.
●	Strengthen the NetSol brand in the Americas and Europe and further penetrate the APAC markets such as China, Thailand, Indonesia, Japan, Australia and New Zealand.
●	Develop the sales and account management teams with Ascent domain expertise for the Americas markets, in particular the growth in the US auto and banking sectors.
●	Maximize penetration into new and existing smaller markets by increasing the sales activities for our legacy version of NFS™ in emerging markets in Latin America, APAC, and the Middle Eastern regions where the legacy product is better suited to middle market companies to meet their requirements and IT budgets.
●	Maintain the quality of our delivery, after delivery support, and client relationships.
●	Further penetration of NFS Ascent™ into the leasing and financing sectors in China, APAC, Europe and North America by focusing on multi-national auto captive Fortune 500 companies.
●	Continue to implement new tools, systems and processes, such as JIRA, and the Agile frame work to further enhance productivity, efficiencies and operating margins.

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

Growth in North America is expected to come from the potential market for replacement of legacy systems. NFS Ascent™ is aimed at providing a highly flexible and robust solution based on the latest technology and advanced architecture for the North American customers looking to replace their legacy systems. We believe that NFS Ascent™ can provide substantial competitive disruption to the market’s lagging technology provided by incumbent vendors. The existing customer base may also represent latent demand for increased service and maintenance revenues by offering business process optimization, customization and upgrade services.

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

In Thailand, NetSol established a sales headquarters and client service center. The NetSol Thai operation is the hub for NetSol Global markets and directly supports all APAC markets including China, Indonesia and Australia. Our operation in Bangkok serves a very robust and growing market for leasing companies and regional banks.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly auto and banking markets.
●	Robust Chinese markets as asset based leasing and finance sector are far from maturity levels.
●	Latin American markets, primarily in Mexico, remain largely untapped.
●	Pakistan economy growth in gross domestic product reached 4.7% in 2016, according to the Pakistan Bureau of Statistics; and improved credit ratings by Bloomberg, S&P, Moody’s and Forbes Pakistan security and geopolitical environment has improved.
●	China investment or CPEC (China Pakistan Economic Corridor) has exceeded $50 billion from originally $46 billion in Pakistan on energy and infrastructure projects.
●	Continuous strong U.S. auto sales in excess of 17 million units in 2016 according to Auto news.com.
●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.
●	Continued interest from Fortune 500 multinational auto captives and global companies in NetSol Ascent™.
●	Growing interest from existing clients in the NFS™ legacy systems in emerging and developing markets.
●	Growing demand and traction for upgrading to NFS Ascent™ by existing tier one auto captive clients.
●	Higher caliber and quality talent joining NetSol, globally.
●	Employee turnover is contained to under 15% level in 2017 from 20% in 2014.

Negative trends:

●	Growing Global terrorism and extremism threats in European countries.
●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.
●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.
●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

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

SHARE-BASED COMPENSATION

The Company records stock compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure compensation cost for stock employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We estimate the grant date fair value of our stock options using the Black-Scholes option-pricing model with the assumptions of expected term, expected volatility, risk-free interest rate and expected dividend. Each of these assumptions is subjective and generally requires significant judgment to determine. We estimate the volatility using our own common stock data.

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

Recent Accounting Pronouncement

See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2017 COMPARED TO THE YEAR ENDED JUNE 30, 2016

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2017 and 2016 as a percentage of revenues.

	2017	%	2016	%
Net Revenues:
License fees	$18,218,912	27.87%	$8,352,441	12.94%
Maintenance fees	14,157,367	21.66%	13,310,591	20.62%
Services	24,798,899	37.94%	30,037,459	46.53%
License fees - related party	246,957	0.38%	1,616,138	2.50%
Maintenance fees - related party	311,359	0.48%	365,772	0.57%
Services - related party	7,632,774	11.68%	10,867,792	16.84%
Total net revenues	65,366,268	100.00%	64,550,193	100.00%

Cost of revenues:
Salaries and consultants	24,645,223	37.70%	21,789,329	33.76%
Travel	3,137,671	4.80%	2,334,019	3.62%
Depreciation and amortization	5,448,059	8.33%	5,926,969	9.18%
Other	3,727,379	5.70%	3,698,290	5.73%
Total cost of revenues	36,958,332	56.54%	33,748,607	52.28%

Gross profit	28,407,936	43.46%	30,801,586	47.72%
Operating expenses:
Selling and marketing	9,746,229	14.91%	7,823,916	12.12%
Depreciation and amortization	1,114,275	1.70%	1,225,170	1.90%
Provision for bad debts	1,407,751	2.15%	237,703	0.37%
General and administrative	16,747,550	25.62%	14,727,313	22.82%
Research and development cost	393,345	0.60%	485,783	0.75%
Total operating expenses	29,409,150	44.99%	24,499,885	37.95%

Income from (loss) operations	(1,001,214)	-1.53%	6,301,701	9.76%
Other income and (expenses)
Gain (loss) on sale of assets	(30,147)	-0.05%	23,930	0.04%
Interest expense	(310,044)	-0.47%	(264,511)	-0.41%
Interest income	179,723	0.27%	161,794	0.25%
Gain (loss) on foreign currency exchange transactions	306,819	0.47%	(738,158)	-1.14%
Other income (expense)	50,378	0.08%	224,931	0.35%
Total other income (expenses)	196,729	0.30%	(592,014)	-0.92%

Net income (loss) before income taxes	(804,485)	-1.23%	5,709,687	8.85%
Income tax provision	(931,951)	-1.43%	(652,546)	-1.01%
Net income (loss)	(1,736,436)	-2.66%	5,057,141	7.83%
Non-controlling interest	(3,241,594)	-4.96%	(1,654,380)	-2.56%
Net income (loss) attributable to NetSol	$(4,978,030)	-7.62%	$3,402,761	5.27%

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 19 “Segment Information and Geographic Areas” within the Notes to the Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

						Favorable
					Favorable	(Unfavorable)	Total
					(Unfavorable)	Change due	Favorable
	For the Year				Change in	to	(Unfavorable)
	Ended June 30,				Constant	Currency	Change as
	2017	%	2016	%	Currency	Fluctuation	Reported

Net Revenues:	65,366,268	100.00%	64,550,193	100.00%	2,166,632	(1,350,557)	816,075

Cost of revenues:	36,958,332	56.54%	33,748,607	52.28%	(3,878,280)	668,555	(3,209,725)

Gross profit	28,407,936	43.46%	30,801,586	47.72%	(1,711,648)	(682,002)	(2,393,650)

Operating expenses:	29,409,150	44.99%	24,499,885	37.95%	(5,855,816)	946,551	(4,909,265)

Income (loss) from operations	(1,001,214)	-1.53%	6,301,701	9.76%	(7,567,464)	264,549	(7,302,915)

Net revenues for the years ended June 30, 2017 and 2016 by segment are as follows:

	2017		2016
	Revenue	%	Revenue	%
North America	$5,624,434	8.60%	$5,464,740	8.47%
Europe	6,850,320	10.48%	10,670,117	16.53%
Asia-Pacific	52,891,514	80.92%	48,415,336	75.00%
Total	$65,366,268	100.00%	$64,550,193	100.00%

Revenues

License fees

License fees for the year ended June 30, 2017 were $18,218,912 compared to $8,352,441 for the year ended June 30, 2016 reflecting an increase of $9,866,471 with a change in constant currency of $9,933,367. The increase in license revenue for the fiscal year ended June 30, 2017 compared to 2016 is primarily due to the $16,345,000 of license revenue recognized for the 12 country NFS Ascent contract. We also had license revenues through sales of our regional offerings in the U.S. and the U.K.

License fees – related party

License fees from related party for the year ended June 30, 2017 were $246,957 compared to $1,616,138 for the year ended June 30, 2016 reflecting a decrease of $1,369,181 with a change in constant currency of $1,326,335. The decrease in license revenue for the fiscal year ended June 30, 2017 compared to 2016 is due to unexpected delays in a complex implementation during fiscal year 2017.

Maintenance fees

Maintenance fees for the year ended June 30, 2017 were $14,157,367 compared to $13,310,591 for the year ended June 30, 2016 reflecting an increase of $846,776 with a change in constant currency of $1,170,153. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2016 and into fiscal year 2017. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the year ended June 30, 2017 were $311,359 compared to $365,772 for the year ended June 30, 2016 reflecting a decrease of $54,413 with a change in constant currency of $1,353. The decrease was due to fluctuation in foreign currency translation.

Services

Services income for the year ended June 30, 2017 was $24,798,899 compared to $30,037,459 for the year ended June 30, 2016 reflecting a decrease of $5,238,560 with a change in constant currency of $4,486,525. The services revenue decrease was due to a decrease in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the year ended June 30, 2017 was $7,632,774 compared to $10,867,792 for the year ended June 30, 2016 reflecting a decrease of $3,235,018 with a change in constant currency of $3,125,381. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $2,500,000 and a decrease of approximately $1,700,000 due to implementation delays, offset by an approximately $975,000 increase in service revenue related to services performed for WRLD3D.

Gross Profit

The gross profit was $28,407,936, for the year ended June 30, 2017 as compared with $30,801,586 for the year ended June 30, 2016. This is a decrease of $2,393,650 with a decrease in constant currency of $1,711,648. The gross profit percentage for the year ended June 30, 2017 also decreased to 43.5% from 47.7% for the year ended June 30, 2016. The cost of sales was $36,958,332 for the year ended June 30, 2017 compared to $33,748,607 for the year ended June 30, 2016, for an increase of $3,209,725 and on a constant currency basis an increase of $3,878,280. As a percentage of sales, cost of sales increased from 52.3% for the year ended June 30, 2016 to 56.5% for the year ended June 30, 2017.

Salaries and consultant fees increased by $2,855,894 from $21,789,329 for the year ended June 30, 2016 to $24,645,223 for the year ended June 30, 2017 and on a constant currency basis increased $3,253,753. The increase in salaries and consultant fees is due to the hiring and training of technical employees at key locations including Pakistan, Thailand, China, UK and North America as we anticipated new projects associated with NFS Ascent™. In order to prepare for growth with our new product NFS AscentTM, we continued to focus on hiring technical personnel. However, due to the decline in revenues, we began cost cutting measures during Q3 of fiscal year 2017. We had 1,195, 1,234 and 1,081 technical employees as of June 30, 2015, 2016 and 2017, respectively. As a percentage of sales, salaries and consultant expense increased from 33.8% for the year ended June 30, 2016 to 37.7% for the year ended June 30, 2017.

Depreciation and amortization expense decreased to $5,448,059 compared to $5,926,969 for the year ended June 30, 2016 or a decrease of $478,910 and on a constant currency basis a decrease of $504,554. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $29,409,150 for the year ended June 30, 2017 compared to $24,499,885, for the year ended June 30, 2016 for an increase of 20.0% or $4,909,265 and on a constant currency basis an increase of 23.9% or $5,855,816. As a percentage of sales, it increased from 38.0% to 45.0%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, provision for bad debt, and general and administrative expenses.

Selling and marketing expenses increased $1,922,313 or 24.6% and on a constant currency basis an increase of $2,228,963 or 28.5%. The increase in selling and marketing expenses is due to the increase in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

Provision for bad debt increased by approximately $1,170,048 or $1,297,623 on a constant currency basis as certain accounts were estimated to be uncollectible.

General and administrative expenses were $16,747,550 for the year ended June 30, 2017 compared to $14,727,313 at June 30, 2016 or an increase of $2,020,237 or 13.7% and on a constant currency basis an increase of $2,499,144 or 17.0%. During the year ended June 30, 2017, salaries increased by approximately $2,758,127 or $2,957,980 on a constant currency basis due to the increase in the number of employees, annual raises, share grants, cash bonuses and options, and other general and administrative expenses decreased by approximately $770,208 or $526,883 on a constant currency basis.

Income/Loss from Operations

Loss from operations was $1,001,214 for the year ended June 30, 2017 compared to income of $6,301,701 for the year ended June 30, 2016. This represents a decrease of $7,302,915 with a decrease of 7,567,464 on a constant currency basis for the year ended June 30, 2017 compared with the year ended June 30, 2016. As a percentage of sales, loss from operations was 1.53% for the year ended June 30, 2017 compared to income of 9.76% % for the year ended June 30, 2016.

Net Income/Loss

Net loss was $4,978,030 for the year ended June 30, 2017 compared to net income of $3,402,761 for the year ended June 30, 2016. This is a decrease of $8,380,791 with a decrease of $8,684,151 on a constant currency basis, compared to the prior year. For the year ended June 30, 2017, net loss per share was $0.46 for basic and diluted shares. For the year ended June 30, 2016, income per share was $0.33 and $0.32 for basic and diluted shares, respectively.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the years ended June 30, 2017 and 2016 are as follows:

	Year	Year
	Ended	Ended
	June 30, 2017	June 30, 2016

Net Income (loss) before preferred dividend, per GAAP	$(4,978,030)	$3,402,761
Non-controlling interest	3,241,594	1,654,380
Income taxes	931,951	652,546
Depreciation and amortization	6,562,334	7,152,139
Interest expense	310,044	264,511
Interest (income)	(179,723)	(161,794)
EBITDA	$5,888,170	$12,964,543
Add back:
Non-cash stock-based compensation	2,763,323	1,533,209
Adjusted EBITDA, gross	$8,651,493	$14,497,752
Less non-controlling interest (a)	(5,841,143)	(5,363,326)
Adjusted EBITDA, net	$2,810,350	$9,134,426

Weighted Average number of shares outstanding
Basic	10,912,284	10,391,157
Diluted	10,919,169	10,584,835

Basic adjusted EBITDA	$0.26	$0.88
Diluted adjusted EBITDA	$0.26	$0.86

(a) The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$3,241,594	$1,654,380
Income Taxes	140,499	178,689
Depreciation and amortization	2,168,249	3,442,235
Interest expense	98,331	51,023
Interest (income)	(60,042)	(98,638)
EBITDA	$5,588,631	$5,227,689
Add back:
Non-cash stock-based compensation	252,512	135,637
Adjusted EBITDA of non-controlling interest	$5,841,143	$5,363,326

As of June 30, 2017, the compensation expense related to unvested stock grants was $2,565,438 which will be recognized during fiscal years 2018 and 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $14,172,954 at June 30, 2017, compared to $11,557,527 at June 30, 2016.

Net cash provided by operating activities was $454,365 for the year ended June 30, 2017 compared to $1,659,036 for the year ended June 30, 2016. At June 30, 2017, we had current assets of $44,272,075 and current liabilities of $21,117,015. We had accounts receivable of $8,228,141 at June 30, 2017 compared to $15,382,407 at June 30, 2016. We had revenues in excess of billings of $24,380,632 at June 30, 2017 compared to $11,297,264 at June 30, 2016 of which $5,173,538 is shown as long term as of June 30, 2017. The long-term portion was discounted by $310,331 using the discounted cash flow method with an interest rate of 3.96% which is NetSol PK’s weighted average borrowing rate at June 30, 2017. During the year ended June 30, 2017, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $5,929,102 from $26,679,671 at June 30, 2016 to $32,608,773 at June 30, 2017. The increase is due to the increase in revenues recognized on the 12 country NFS Ascent contract. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,880,194 and $10,222,795, respectively at June 30, 2017. The average days sales outstanding for the years ended June 30, 2017 and 2016 were 165 and 119 days respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $2,727,740 for the year ended June 30, 2017, compared to $3,672,441 for the year ended June 30, 2016. We had net purchases of property and equipment of $1,422,185 compared to $2,349,488 for the comparable period last fiscal year. For the year ended June 30, 2017, we invested $200,000 in a short-term convertible note receivable from WRLD3D, Inc. (“WRLD3D”), (formerly “eeGeo, Inc.”). For the year ended June 30, 2017, we invested $2,336,670 in WRLD3D by paying cash of $1,105,555 and providing services valued at $1,231,115 compared to cash payments of $555,556 for the fiscal year ended June 30, 2017. We used $nil and $767,397 for the years ended June 30, 2017 and 2016, respectively, to purchase shares of NetSol PK on the open market.

Net cash provided by financing activities was $4,377,249 and $598,179 for the years ended June 30, 2017, and 2016, respectively. The year ended June 30, 2017 included the cash inflow of $866,438 from the exercising of stock options and warrants compared to $1,137,480 for the year ended June 30, 2016. The Company purchased 7,500 of its common stock from the open market at an average price of $5.18 per share. During the year ended June 30, 2017, we had net proceeds from bank loans and capital leases of $5,630,587 compared to $382,877 for the year ended June 30, 2016. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note 14 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of June 30, 2017, we have approximately $14.17 million of cash, cash equivalents and marketable securities of which approximately $11.56 million is held by our foreign subsidiaries. As of June 30, 2016, we had approximately $11.56 million of cash, cash equivalents and marketable securities of which approximately $7.64 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $1 to $2 million for APAC, U.S. and European new business development activities and infrastructure enhancements.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($389,610) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($4,776,461) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. During the year, NetSol PK availed an export refinance facility of Rs. 200 million ($1,910,585) and a running finance facility of Rs. 300 million ($2,865,877) from Samba Bank Limited. These two facilities require NetSol PK to maintain at a minimum of current ratio of 1:1, Interest coverage ratio 4 times, Leverage 2 times and Debt Service Coverage Ratio 4 times during the tenure of loan.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period
					More than 5
Contractual Obligation	Total	Less than 1 year	1-3 Years	3-5 Years	years
Debt Obligations
D&O Insurance	$87,485	$87,485	$-	$-	$-
Bank Overdraft Facility	221,379	221,379	-	-	-
Loan Payable Bank - Export Refinance	4,776,461	4,776,461	-	-	-
Loan Payable Bank - Export Refinance	1,910,585	1,910,585	-	-	-
Loan Payable Bank - Running Finance	2,865,877	2,865,877	-	-	-
Capital Lease Obligations					-
Subsidiary Capital Leases	727,770	361,008	366,762	-	-
					-
Operating Lease Obligations					-
Non-cancellable operating lease	2,445,105	1,121,034	946,029	226,161	151,881
					-
Total	$13,034,662	$11,343,829	$1,312,791	$226,161	$151,881

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

Foreign Currency Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Since the majority of the Company’s operations are based in the Asia Pacific region where the Pakistan Rupee is continuously losing its value against the US Dollar and we don’t have any imports; therefore, we believe it is counter-productive to hedge this exposure. The devaluation of the Pakistan Rupee results in a foreign exchange gain to the Company.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, Yuan, Baht and the Pakistan Rupee. Our foreign subsidiaries conduct their businesses in local currency. Since majority of the operations of the Company are based in the Asia Pacific region where the Pakistan Rupee is continuously losing its value against the US Dollar and we don’t have any imports; therefore, we believe it is counter-productive to hedge this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements that constitute Item 8 are included at the end of this report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NetSol’s financial statements for the fiscal years ended June 30, 2017 and June 30, 2016, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol’s financial statements for the fiscal years ended June 30, 2017 and June 30, 2016, there were no disagreements, disputes, or differences of opinion with KSP Group, Inc. (“KSP”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of KSP would have caused KSP to make reference to the matter in its report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2017. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2017, the Company’s internal control over financial reporting are not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness was identified in our form 10-Q filed on May 22, 2017 relating to the restatement of certain quarterly financial information, as described therein.

The Company is in the process of remediating the material weakness, including, but not limited to, by continuing the implementation of a leading cloud-based global ERP system, as approved by the Company’s Board in fiscal year 2016, which is already live in certain locations, and is expected to be completed by June 30, 2018. Further, on June 7, 2017, the Company engaged an internal audit consulting firm to advise and assist with the remediation and internal control improvements, including to assist with the expansion and training of the Company’s internal audit function, and to augment corporate oversight and internal audit coverage.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2017, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

ITEM 9B. OTHER INFORMATION

The Company purchased shares of its common stock according to a repurchase plan since the last reporting period as follows:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Jul-17	20,247	$4.32	20,247	-
Aug-17	91,533	$4.51	111,780	-
Total	111,780		111,780	1,000,000

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2017, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2017 Annual Shareholders Meeting, a five-member board stood for election. The members were elected and, according to the bylaws of the company shall retain their position as directors until the next meeting. The board of directors is made up of: Mr. Najeeb U. Ghauri (Chairman of the Board) Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Burki and, Mr. Mark Caton.

Committees

The Audit committee is made up of Mr. Burki as Chairman, and Mr. Caton and, Mr. Beckert as members. The Compensation committee consists of Mr. Caton as its Chairman and Mr. Beckert and, Mr. Burki as its members. The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki and, Mr. Caton as its members.

The table below provides the membership for each of the committees during Fiscal Year 2017.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected As an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	63	Chief Executive Officer, Chairman and Director	Brother to Naeem Ghauri
Roger Almond	2013	52	Chief Financial Officer	None
Patti L. W. McGlasson	2004	52	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Naeem Ghauri	1999	60	Director	Brother to Najeeb Ghauri
Shahid Javed Burki	2000	78	Director	None
Eugen Beckert	2001	70	Director	None
Mark Caton	2002	68	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol. He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer from January 1998 to September 2002 and from October 2006 to present. Mr. Ghauri is a co-founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the NASDAQ Dubai exchange in 2008. Mr. Ghauri served as the Company’s Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005. As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company’s overall growth and expansion plan. Mr. Najeeb Ghauri, as the CEO, was instrumental in the substantial increase in revenue for fiscal year end 2015. In addition, Mr. Ghauri traveled overseas multiple times to execute the largest contract for the Company, worth over $100 million, in December 2015. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri attended Eastern Illinois University where he received a Bachelor of Science degree in Management/Economics in 1978. He also received an M.B.A. in Marketing Management from Claremont Graduate School in California in 1981. Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008 and 2009.

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

In the role of General Counsel, Ms. McGlasson is responsible for leading NetSol’s legal department company-wide. She is also responsible for the implementation of the Company’s internal corporate governance and policy plans, ethics and business conduct. She oversees all board meetings in her executive position as corporate secretary.

Ms. McGlasson has nearly 25 years of experience in corporate law, mergers and acquisitions, business and cross-border transactions and securities law. Prior to joining NetSol, Patti practiced at Vogt & Resnick, law corporation. She was admitted to practice in California in 1991.

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

EUGEN BECKERT was appointed to the Board of Directors in August 2001. A native of Germany, Mr. Beckert received his master’s in Engineering and Economics from the University of Karlsruhe, Germany.

Mr. Beckert was with Daimler AG during his career, initially working in technology and systems development of the car division. Other appointments include servicing as Vice President Corporate Strategy from 1991 and Director of Global IT (CIO) for Daimler Financial Services from 1993. From 1996 to 2000, he acted as Director of Processes and Systems (CIO) for Financial Services Asia Pacific out of Singapore. During this period he was instrumental to having the LeaseSoft products of NetSol developed and introduced in several countries. From 2001 to 2004, he served as Vice President in the Japanese company of Daimler. From 2005 he was overseeing the implementation of LaeseSoft in the newly established Daimler Finance company in China. Mr. Beckert retired from Daimler in November 2006.

Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committees.

SHAHID JAVED BURKI was first appointed to the Board of Directors in February 2003. Before joining the World Bank in 1974 he was a member of the Civil Service of Pakistan. He had a distinguished career with the World Bank from 1974 to 1999 where he held a number of senior positions including Chief of Policy Planning (1974-1981); Director of International Relations Department (1981-87); Director of China Department (1987-94); and Vice President of Latin America and the Caribbean Region (1994-99). Upon taking early retirement from the Bank, he took up the position of Chief Executive Officer of EMP Financial Advisors, a consulting company linked with the Washington based EMP Global, a private equity firm and worked there until 2005. He is currently Chairman the Institute of Public Policy, a think tank associated with the Beacon house National University, Lahore, Pakistan. He also spends some time each year as Senior Visiting Research Fellow at the Institute of South Asian Studies, National Singapore University. In 1996-97 he took leave of absence from the World Bank to take up the position of Finance Minister of Pakistan. Mr. Burki was educated at Government College, Lahore from where he received M.Sc. in Physics; at Oxford University as a Rhodes Scholar from where he received M.A. (Hons) in Economics; at Harvard University as a Mason Fellow from where he received M.P.A. and also studied for Ph.D. in Economics (not completed). In 1997, he received a Diploma in Advanced Management from Harvard University’s Business School. Mr. Burki has authored several books and articles on development issues including Study of Chinese Communes (Harvard University Press, 1969); Pakistan Under Bhutto (Macmillan, 1990); Changing Perceptions, Altered Reality: Pakistan’s Economy Under Musharraf, 1999-2006 (Oxford University Press, 2007). Finally, Mr. Burki’s most recent book is Rising Powers and Global Governance which was published in January 2107 (Macmillan Palgrave, New York). Mr. Burki is the chairman of the Audit Committee and a member of the Compensation and Nominating and Corporate Governance Committees. Mr. Burki is the Company’s Financial Expert on the Audit Committee.

MARK CATON joined the board of directors in 2007. Mr. Caton is currently President of Ciena Financial, Inc. a diversified financial services company, a position he has held since 2003. Prior to joining Ciena, Mr. Caton was President of NetSol Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was employed by ePlus from 1997 to 2002 as Senior Account Representative. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NetSol from 2002-2003. Mr. Caton is a Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. Mr. Caton received his BA from UCLA in psychology in 1971.

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

ITEM 11-EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

NetSol Technologies’ Named Executive Officers, a group comprised of the Chief Executive Officer, the Chief Financial Officer and the Secretary and General Counsel in the 2016-2017 fiscal year are the following individuals:

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

2017 Executive Compensation Components

For the fiscal year ended June 30, 2017, the principal components of compensation that our named executive officers were eligible to receive were:

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

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2017, June 30, 2016, and June 30, 2015, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2017	$600,000	$200,000	$500,000	$76,723	(2)	$200,000	(3)	$1,576,723
CEO & Chairman	2016	$497,700	$-	$-	$44,937	(2)	$65,745	(3)	$608,382
	2015	$497,700	$-	$-	$-	(2)	$65,724	(3)	$563,424
Roger K Almond	2017	$189,263	$10,000	$-			$16,360	(4)	$215,623
Chief Financial Officer	2016	$181,563	$32,550	$100,400			$11,725	(4)	$326,238
	2015	$128,433	$-	$60,000	$-		$3,485	(4)	$191,918
Patti L. W. McGlasson	2017	$211,087	$-	$-			$9,795	(5)	$220,882
Secretary, General Counsel	2016	$215,049	$-	$100,400			$10,393	(5)	$325,842
	2015	$188,180	$-	$-	$-		$17,616	(5)	$205,796

(1) The stock was awarded as compensation to the officers. See also Grants of Plan Based Awards.

(2) The life of 150,671 outstanding options, granted in June 2014, was extended for one year.

(3) Consists of $36,000, $36,000 and $36,000 paid for automobile and travel allowance, $16,758, $16,758 and $16,758 on account of life insurance, $16,758, $12,987 and $12,966 paid for medical and dental insurance premiums, $24,000, $nil and $nil paid for housing allowance and $108,514, $nil and $nil paid for temporary relocation by the Company for participation in the health insurance program for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

(4) Consists of $16,360, $11,725 and $3,485 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2017, 2016 and 2015, respectively.

(5) Consists of $nil, $nil and $4,855 paid for automobile allowance and $9,795, $10,393 and $12,761 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2017, 2016 and 2015, respectively.

Grants of Plan-Based Awards

In September 2016, Mr. Najeeb Ghauri was granted 82,644 shares of the Company’s common stock which 50% vested immediately and the remaining 50% will vest annually through June 2017 to June 2021. The shares were approved by the Compensation Committee as an incentive for the named officer.

In September, 2015, Mr. Roger Almond was granted 20,000 shares of the Company’s common stock, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

In September, 2015, Ms. McGlasson was granted 20,000 shares of the Company’s common stock, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

In March, 2015, Mr. Roger Almond was granted 10,000 shares of the Company’s common stock, which vest quarterly. The shares were approved by the Compensation Committee as an incentive for the named officer.

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

Bonuses may be paid in cash or shares of common stock. Mr. Ghauri earned 12,500 shares of common stock for each quarter of service commencing with the first quarter ended September 30, 2014 through June 30, 2015. Mr. Ghauri was granted 82,644 shares of common stock for services commencing from September 2016 to June 2021, he earned 49,586 shares of common stock for the year ended June 30, 2017. Mr. Ghauri was granted options to purchase 200,000 shares common stock of which 25% of these options vest at the completion of each quarter. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year, receives a car allowance totaling $3,000 per month for the term of the CEO Agreement, and the Company shall pay premiums not to exceed $16,600 (or $4,150 quarterly) for life insurance for the Executive.

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

As of July 1, 2016, the compensation committee approved an adjustment of total cash compensation to $800,000 per annum consisting of salary, allowances, prerequisites and benefits retroactive to July 1, 2016. Also, the committee approved $500,000 worth of shares of the Company’s common stock to be granted on an annual basis commencing June 30, 2017 and ending on June 30, 2021; all share grants conditioned upon continued employment of the CEO with the Company on June 30 of each year.

Employment Agreement with Roger K. Almond

Effective March 1, 2015, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Roger K. Almond. Pursuant to the Employment Agreement, between Mr. Almond and the Company (the “CFO Agreement”), the Company agreed to employ Mr. Almond as its Chief Financial Officer from the date of the CFO Agreement through February 28, 2017. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. Under the CFO Agreement, Mr. Almond is entitled to an annualized base salary of $199,263 per annum, 10,000 shares of common stock to be granted in 25% tranches after each quarter of service through February 28, 2016, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Mr. Almond is entitled to participate in the Company’s stock option plans and is entitled to four weeks of paid vacation per calendar year.

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

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary, General Counsel and Sr. Vice President, Legal and Corporate Affairs, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement and its related amendments, between Ms. McGlasson and the Company (the “General Counsel Agreement”), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through June 30, 2017. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. The General Counsel Agreement was amended on July 25, 2013 and again on June 30, 2014 (the General Counsel Agreement and all amendments referred to as the “GC Agreement”). Changes made in the June 30, 2014 amendment are effective July 1, 2014. Under the GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $211,087 per annum, 10,000 shares of common stock to be granted in 25% tranches after each quarter of service through June 30, 2015, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Ms. McGlasson is entitled to participate in the Company’s stock option plans and, is entitled to six weeks of paid vacation per calendar year.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2017, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Najeeb Ghauri	150,671		3.88	6/30/18
	30,000		6.50	2/12/19

Roger K Almond	-		-
	-		-
Patti L. W. McGlasson	1,000		16.00	7/23/17

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2017, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$2,400,000	$100,000	$2,400,000
Health Related Benefits	58,752	-	58,752
Bonus	-	-	-
Salary Multiple Pay-out	1,794,000	-	-
Bonus or Revenue One-time Pay-Out	653,663	-	-
Net Cash Value of Options	779,603	-	-

Total	$5,686,018	$100,000	$2,458,752

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

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated or a change of control occurred on June 30, 2017, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$199,263	$33,210	$199,263
Health related benefits	16,356	-	16,356
Bonus	-	-	-
Salary Multiple Pay-out	595,795	-	-
Bonus or Revenue One-time Pay-Out	326,831	-	-
Net Cash Value of Options	-	-	-

Total	$1,138,245	$33,210	$215,619

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2017 the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$422,174	$35,181	$422,174
Health related benefits	19,584	-	19,584
Bonus	-	-	-
Salary Multiple Pay-out	631,150	-	-
Bonus or Revenue One-time Pay-Out	326,831	-	-
Net Cash Value of Options	-	-	-

Total	$1,399,739	$35,181	$441,758

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2017, other than Najeeb Ghauri and Naeem Ghauri who are paid as part of their employment agreements with the Company or its subsidiaries and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARES AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	42,209	98,177	140,386
Shahid Javed Burki	49,245	98,177	147,422
Mark Caton	45,725	98,177	143,902
	137,179	294,531	431,710

(1)	During the fiscal year ended June 30, 2017, 52,251 shares were issued to independent directors.

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2017.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$105,525
Chairperson for Audit Committee	$14,070
Chairperson for Compensation Committee	$10,550
Chairperson for Nominating and Corporate Governance Committee	$7,035
$137,180

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

In July 2014, the board approved compensation for service on the Audit, Compensation and Nominating and Corporate Governance Committees. This compensation is discussed in the sections entitled “Directors’ Compensation”.

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

On September 12, 2016, the Compensation Committee granted independent board members 19,834 shares of common stock vesting at 50% immediately and rest at the completion of each year served commencing with the period ending September 30, 2017 and ending September 30, 2021.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert and Mr. Burki. There were no other members of the committee during the fiscal year ended June 30, 2017. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2017, or at any other relevant time, an officer or employee of the Company.

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

In May 2011, our shareholders approved the 2011 Equity incentive plan. This plan authorizes up to 500,000 grants and/or options of common stock of which 500,000 have been granted. The grant prices range between $3.00 and $16.70. 130,000 options at strike price of $7.50 were expired. These expired options were put back into pool and available for re-issue.

In July 2013, our shareholders approved the 2013 Equity incentive plan. This plan authorizes up to 1,250,000 grants and/or options of common stock of which 1,247,405 have been granted. The grant prices range between $2.90 and $10.68.

In May 2015, our shareholders approved the 2015 Equity incentive plan. This plan authorizes up to 1,250,000 grants and/or options of common stock of which 908,484 have been granted. The grant prices range between $3.78 and $6.25.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 19, 2017, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage
Najeeb Ghauri	(3)	791,080	6.56%
Naeem Ghauri	(3)	459,769	3.92%
Eugen Beckert	(3)	57,617	*
Shahid Javed Burki	(3)	87,167	*
Mark Caton	(3)	59,853	*
Patti McGlasson	(3)	67,050	*
Roger Almond	(3)	32,500	*
All officers and directors as a group (ten persons)		1,555,036	13.17%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 25, 2017, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o NetSol Technologies, Inc. at 24025 Park Sorrento, Suite 410, Calabasas, CA 91302.

Shares outstanding as of September 25, 2017 were 11,114,599.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On May 31, 2017, Faizaan Ghauri, son of CEO Najeeb Ghauri, and an employee of the Company, was appointed CEO of WRLD3D. On March 2, 2016, The Company purchased a 4.9% interest in WRLD3D for $1,111,111 and the Company’s subsidiary NetSol PK purchased a 12.2% investment in WRLD3D for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions.

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “Convertible Note”) which was fully executed on May 25, 2017. The maximum principal amount of the Convertible Note is $750,000, and as of June 30, 2017, the Company had disbursed $200,000. The Convertible Note bears interest at 5% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after February 1, 2018. The Convertible Note is convertible into Series BB Preferred shares at the lesser of (i) the price paid per share for the equity security by the investors in the qualified financing and (ii) $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the Convertible Note). The Convertible Note is convertible upon the occurrence of the following events Conversion upon a qualified financing which is an equity financing of at least $2,000,000; Optional conversion upon an equity financing less than $2,000,000; Optional conversion after the maturity date; and Change of control.

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force, LLC which purchased a 4.9% investment in WRLDS3D for $1,111,111.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

KSP Group, Inc. audited the Company’s financial statements for the fiscal years ended June 30, 2017 and June 30, 2016. The aggregate fees billed by principal accountants for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2017 was $365,635 and for the year ended June 30, 2016 was $244,500.  The 2017 balances are comprised of audit and review services of $175,000 for KSP Group, Inc., $140,635 for Squar Milner, and $50,000 for Kabani and Co. The 2016 balances are comprised of audit and review services of $244,500 for Kabani and Co.

Tax Fees

Tax fees for fiscal year 2017 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2016. Tax fees for fiscal year 2016 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2015.

All Other Fees

No other fees were paid to principal accountant during the fiscal year 2017 and 2016.

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

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

NetSol Technologies, Inc.

Date: September 28, 2017	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 28, 2017	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 28, 2017	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 28, 2017	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date: September 28, 2017	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
Director

Date: September 28, 2017	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 28, 2017	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 28, 2017	BY:	/S/ MARK CATON
Mark Caton
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

F-1

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30,

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$14,172,954	$11,557,527
Accounts receivable, net of allowance of $571,511 and $492,498	6,583,199	9,691,229
Accounts receivable, net - related party	1,644,942	5,691,178
Revenues in excess of billings	19,126,389	10,493,096
Revenues in excess of billings - related party	80,705	804,168
Convertible note receivable - related party	200,000	-
Other current assets	2,463,886	2,214,628
Total current assets	44,272,075	40,451,826
Restricted cash	90,000	90,000
Revenues in excess of billings, net - long term	5,173,538	-
Property and equipment, net	20,370,703	22,774,435
Other assets	3,211,295	842,553
Intangible assets, net	17,043,151	19,674,033
Goodwill	9,516,568	9,516,568
Total assets	$99,677,330	$93,349,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,880,194	$5,962,770
Current portion of loans and obligations under capitalized leases	10,222,795	4,440,084
Unearned revenues	3,925,702	4,739,214
Common stock to be issued	88,324	88,324
Total current liabilities	21,117,015	15,230,392
Loans and obligations under capitalized leases; less current maturities	366,762	477,692
Total liabilities	21,483,777	15,708,084
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,225,385 shares issued and 11,190,606 outstanding as of June 30, 2017 and 10,713,372 shares issued and 10,686,093 outstanding as of June 30, 2016	112,254	107,134
Additional paid-in-capital	124,409,998	121,448,946
Treasury stock (At cost, 34,779 shares and 27,279 shares as of June 30, 2017 and June 30, 2016, respectively)	(454,310)	(415,425)
Accumulated deficit	(42,301,390)	(37,323,360)
Stock subscription receivable	(297,511)	(783,172)
Other comprehensive loss	(18,074,570)	(18,730,494)
Total NetSol stockholders’ equity	63,394,471	64,303,629
Non-controlling interest	14,799,082	13,337,702
Total stockholders’ equity	78,193,553	77,641,331
Total liabilities and stockholders’ equity	$99,677,330	$93,349,415

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended June 30,

	For the Year
	Ended June 30,
	2017	2016
Net Revenues:
License fees	$18,218,912	$8,352,441
Maintenance fees	14,157,367	13,310,591
Services	24,798,899	30,037,459
License fees - related party	246,957	1,616,138
Maintenance fees - related party	311,359	365,772
Services - related party	7,632,774	10,867,792
Total net revenues	65,366,268	64,550,193

Cost of revenues:
Salaries and consultants	24,645,223	21,789,329
Travel	3,137,671	2,334,019
Depreciation and amortization	5,448,059	5,926,969
Other	3,727,379	3,698,290
Total cost of revenues	36,958,332	33,748,607

Gross profit	28,407,936	30,801,586

Operating expenses:
Selling and marketing	9,746,229	7,823,916
Depreciation and amortization	1,114,275	1,225,170
Provision for bad debts	1,407,751	237,703
General and administrative	16,747,550	14,727,313
Research and development cost	393,345	485,783
Total operating expenses	29,409,150	24,499,885

Income (loss) from operations	(1,001,214)	6,301,701

Other income and (expenses)
Gain (loss) on sale of assets	(30,147)	23,930
Interest expense	(310,044)	(264,511)
Interest income	179,723	161,794
Gain (loss) on foreign currency exchange transactions	306,819	(738,158)
Other income (expense)	50,378	224,931
Total other income (expenses)	196,729	(592,014)

Net income (loss) before income taxes	(804,485)	5,709,687
Income tax provision	(931,951)	(652,546)
Net income (loss)	(1,736,436)	5,057,141
Non-controlling interest	(3,241,594)	(1,654,380)
Net income (loss) attributable to NetSol	$(4,978,030)	$3,402,761

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.46)	$0.33
Diluted	$(0.46)	$0.32

Weighted average number of shares outstanding
Basic	10,912,284	10,391,157
Diluted	10,912,284	10,584,835

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended June 30,

	2017	2016

Net income (loss)	$(4,978,030)	$3,402,761
Other comprehensive income (loss):
Translation adjustment	778,673	(2,011,810)
Translation adjustment attributable to non-controlling interest	(122,749)	448,416
Net translation adjustment	655,924	(1,563,394)
Comprehensive income (loss) attributable to NetSol	$(4,322,106)	$1,839,367

The accompanying notes are an integral part of these consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2017 and 2016

			Additional			Stock	Shares	Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Subscriptions	to be	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	Issued	Loss	Interest	Equity
Balance at June 30, 2015	10,307,826	$103,078	$119,209,807	$(415,425)	$(40,726,121)	$(1,204,603)	$-	$(17,167,100)	$13,840,641	73,640,277
Exercise of common stock options	177,024	1,770	779,210	-	-	-	-	-	-	780,980
Exercise of subsidiary common stock options	-	-	(28,331)	-	-	-	-	-	45,075	16,744
Common stock issued for:
Cash	-	-	-	-	-	64,931	-	-	-	64,931
Services	228,522	2,286	1,262,332	-	-	-	-	-	-	1,264,618
Adjustment for payment of cash in lieu of shares	-	-	(25,391)	-	-	-	-	-	-	(25,391)
Equity component shown as current liability at
June 30, 2015	-	-	-	-	-	-	88,324	-	-	88,324
June 30, 2016	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Fair value
of options issued	-	-	145,716	-	-	-	-	-	-	145,716
of options extended	-	-	122,875	-	-	-	-	-	-	122,875
Acquisition of non-controlling interest in subsidiary	-	-	(17,272)	-	-	-	-	-	(750,125)	(767,397)
Dividend to non-controlling interest	-	-	-	-	-	-	-	-	(1,003,853)	(1,003,853)
Payment received for stock subscription	-	-	-	-	-	356,500	-	-	-	356,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,563,394)	(448,416)	(2,011,810)
Net income for the year	-	-	-	-	3,402,761	-	-	-	1,654,380	5,057,141
Balance at June 30, 2016	10,713,372	$107,134	$121,448,946	$(415,425)	$(37,323,360)	$(783,172)	$-	$(18,730,494)	$13,337,702	$77,641,331

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2017 and 2016

			Additional			Stock	Shares	Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Subscriptions	to be	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	Issued	Loss	Interest	Equity
Balance at June 30, 2016	10,713,372	$107,134	$121,448,946	$(415,425)	$(37,323,360)	$(783,172)	$-	$(18,730,494)	$13,337,702	77,641,331
Exercise of common stock options	84,838	848	379,929	-	-	-	-	-	-	380,777
Exercise of subsidiary common stock options	-	-	(177,928)	-	-	-	-	-	253,310	75,382
Common stock issued for:
Services	427,175	4,272	2,517,886	-	-	-	-	-	-	2,522,158
Purchase of treasury shares				(38,885)						(38,885)
Equity component shown as current liability at
June 30, 2016	-	-	-	-	-	-	88,324	-	-	88,324
June 30, 2017	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Fair value
of options issued	-	-	26,956	-	-	-	-	-	-	26,956
of options extended	-	-	214,209	-	-	-	-	-	-	214,209
Dividend to non-controlling interest	-	-	-	-	-	-	-	-	(2,156,273)	(2,156,273)
Payment received for stock subscription	-	-	-	-	-	485,661	-	-	-	485,661
Foreign currency translation adjustment	-	-	-	-	-	-	-	655,924	122,749	778,673
Net loss for the year	-	-	-	-	(4,978,030)	-	-	-	3,241,594	(1,736,436)
Balance at June 30, 2017	11,225,385	$112,254	$124,409,998	$(454,310)	$(42,301,390)	$(297,511)	$-	$(18,074,570)	$14,799,082	$78,193,553

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,736,436)	$5,057,141
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,562,334	7,152,139
Provision for bad debts	1,407,751	237,703
(Gain) Loss on sale of assets	30,147	(23,930)
Stock issued for services	2,522,158	1,264,618
Fair market value of warrants and stock options granted	241,165	268,591
Changes in operating assets and liabilities:
Accounts receivable	2,292,980	(3,758,422)
Accounts receivable - related party	2,803,520	(2,564,819)
Revenues in excess of billing	(13,966,522)	(4,987,772)
Revenues in excess of billing - related party	211,615	(884,738)
Other current assets	72,522	(729,359)
Accounts payable and accrued expenses	751,835	558,033
Unearned revenue	(738,704)	69,851
Net cash provided by operating activities	454,365	1,659,036

Cash flows from investing activities:
Purchases of property and equipment	(2,203,203)	(3,335,921)
Sales of property and equipment	781,018	986,433
Convertible note receivable - related party	(200,000)	-
Investment in WRLD3D	(1,105,555)	(555,556)
Purchase of subsidiary shares from open market	-	(767,397)
Net cash used in investing activities	(2,727,740)	(3,672,441)

Cash flows from financing activities:
Proceeds from sale of common stock	-	64,931
Proceeds from the exercise of stock options and warrants	866,438	1,137,480
Proceeds from exercise of subsidiary options	75,382	16,744
Purchase of treasury stock	(38,885)	-
Dividend paid by subsidiary to non-controlling interest	(2,156,273)	(1,003,853)
Proceeds from bank loans	6,184,635	1,333,406
Payments on capital lease obligations and loans - net	(554,048)	(950,529)
Net cash provided by financing activities	4,377,249	598,179
Effect of exchange rate changes	511,553	(1,196,204)
Net increase (decrease) in cash and cash equivalents	2,615,427	(2,611,430)
Cash and cash equivalents, beginning of the period	11,557,527	14,168,957
Cash and cash equivalents, end of period	$14,172,954	$11,557,527

The accompanying notes are an integral part of these consolidated financial statements.

F-8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2017	2016
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$225,641	$251,551
Taxes	$195,726	$391,285

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in WRLD3D	$1,231,115	$164,794
Assets acquired under capital lease	$498,333	$269,427

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

June 30, 2017 and 2016

(B) Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

(C) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring significant estimates are provision for doubtful accounts, provision for taxation, useful life of depreciable assets, useful life of intangible assets, contingencies, and estimated contract costs. The estimates and underlying assumptions are reviewed on an ongoing basis. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

(E) Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of June 30, 2017 and 2016, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $11,564,343 and $7,640,095, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

(G) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2017 and 2016, the Company had recorded allowance for doubtful accounts of $571,511 and $492,498, respectively.

(H) Revenues in Excess of Billings

Revenues in excess of billings represent the total of the project to be billed to the customer over the revenues recognized per US GAAP. As the customers are billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.”

(I) Investments

The Company uses the cost method to account for investments in businesses that are not publicly traded and for which the Company does not control or have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at lower of cost or fair value, as appropriate, and are classified as long-term.

Investments held by the Company in businesses that are not publicly traded and for which the Company has the ability to exercise significant influence over operating and financial management are accounted for under the equity method. In accordance with the equity method, these investments are originally recorded at cost and are adjusted for the Company’s proportionate share of earnings, losses and distributions. These investments are classified as long-term.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

The Company assesses and records impairment losses when events and circumstances indicate the investments might be impaired. Gains and losses are recognized when realized and recorded in other income (expense), net in the accompanying Consolidated Statements of Income.

(J) Property and Equipment

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

(K) Impairment of Long-Lived Assets

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

(L) Intangible Assets

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(M) Software Development Costs

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

(N) – Research and Development Costs

Research and development expenses are comprised of salaries, benefits and overhead expenses of employees involved in software product enhancement and development, cost of outside contractors engaged to perform quality assurance, software product enhancement and development (if any). Development costs are expensed as incurred.

(O) Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combinations. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

(P) Fair Value of Financial Instruments

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2017, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenue in excess of billing - long term	-	-	5,173,538	5,173,538
Total	$-	$-	$5,173,538	$5,173,538

The Company applied the discounted cash flow method to calculate the fair value and used NetSol PK’s weighted average borrowing rate, which was 3.96% as of June 30, 2017.

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

(Q) Revenue Recognition

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

June 30, 2017 and 2016

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

(R) Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $3,925,702 and $4,739,214 as of June 30, 2017 and 2016, respectively.

(S) Cost of Revenues

Cost of revenues includes salaries and benefits for technical employees, consultant costs, amortization of capitalized computer software development costs, depreciation of computer and equipment, travel costs, and indirect costs such as rent and insurance.

(T) Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2017 and 2016 were $237,221 and $293,683, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(U) Share-Based Compensation

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

(V) Income Taxes

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

(W) Foreign Currency Translation

The Company transacts business in various foreign currencies. The accounts of NetSol UK, NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use Pakistan Rupees; NTPK Thailand and NetSol Thai use Thai Baht; NetSol Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are recorded to other comprehensive income. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheets were $18,074,570 and $18,730,494 as of June 30, 2017 and 2016, respectively. During the years ended June 30, 2017 and 2016, comprehensive income (loss) in the consolidated statements of operations included NetSol’s share of translation gain of $655,924 and $1,563,394, respectively.

Net foreign exchange transaction gains (losses) included in non-operating income (expense) in the accompanying consolidated statements of operations were gains of $306,819 and losses of $738,158 for the years ended June 30, 2017 and 2016, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(X) Statement of Cash Flows

The Company’s cash flows from operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

(Y) Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries (see Note 19).

(Z) Reclassifications

Certain 2016 balances have been reclassified to conform to the 2017 presentation. Below is the table of reclassified amounts:

	For the Year
	Ended June, 30 2016
	Originally reported	Reclass

Net Revenues:
License fees	$6,352,441	$8,352,441
Maintenance fees	13,310,591	13,310,591
Services	32,288,229	30,037,459
License fees - related party	1,616,138	1,616,138
Maintenance fees - related party	365,772	365,772
Services - related party	10,617,022	10,867,792
Total net revenues	64,550,193	64,550,193
Operating expenses:
Provision for bad debts	-	237,703
General and administrative	14,965,016	14,727,313
	14,965,016	14,965,016

The Company reclassified $2,000,000 from services to license fees to correspond with the current accounting treatment of the 12 market NFS Ascent implementation, and $250,770 from services to services - related party for the services provided to WRLD3D, Inc. (“WRLD3D”) (formerly “eeGeo, Inc.”).

The Company also reclassified “Provision for bad debts” as a separate line item from general and administrative expenses.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(AA) New Accounting Pronouncements

Recent Accounting Standards Adopted by the Company:

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01). The amendment eliminates from U.S. GAAP the concept of extraordinary items. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 provides amendments to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. Stakeholders expressed concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. ASU No. 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

In April 2015, FASB issued ASU No. 2015-03, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-05, (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangements. ASU No. 2015-05 provides guidance on a customer’s accounting for fees paid in a cloud computing arrangement, which includes software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU No. 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-06 simplifies the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting had been completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015 and early application is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early application is permitted. The Company adopted this guidance with respect to its investment in WRLD3D and applied the equity method of accounting prospectively.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

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

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which changes how deferred taxes are classified on the balance sheet and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In August 2016, the FASB issued ASU 2016-15, Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

On November 17, 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Earlier adoption is permitted. The Company maintains restricted cash balances and will show restricted cash as part of cash and restricted cash equivalents in the statement of cash flows.

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

June 30, 2017 and 2016

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective prospectively for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2017
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(4,978,030)	10,912,284	$(0.46)
Effect of dilutive securities
Stock options	-	-	-
Warrants	-	-	-
Diluted loss per share	$(4,978,030)	10,912,284	$(0.46)

	For the year ended June 30, 2016
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$3,402,761	10,391,157	$0.33
Effect of dilutive securities
Stock options	-	190,595	-
Warrants	-	3,083	-
Diluted income per share	$3,402,761	10,584,835	$0.32

As of June 30, 2017 and 2016, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	2017	2016

Stock Options	475,133	-
Share Grants	449,950	-
	925,083	-

NOTE 4 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with 1insurer formerly Innovation Group called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the years ended June 30, 2017 and 2016, NetSol Innovation provided services of $5,665,872 and $8,161,015, respectively. Accounts receivable at June 30, 2017 and 2016 were $1,462,078 and $4,689,322, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the year ended June 30, 2017 and 2016, NTE and VLS provided maintenance and services of $1,299,784 and $4,437,917, respectively. Accounts receivable at June 30, 2017 and 2016 were $133,218 and $1,001,856, respectively. Revenue in excess of billing was $Nil and $804,168 as of June 30, 2017 and 2016, respectively. Included in the provision for bad debts is $557,909 related to Investec.

WRLD3D

On May 31, 2017, Faizaan Ghauri, son of CEO Najeeb Ghauri, and an employee of the Company was appointed CEO of WRLD3D, a non-public company. On March 2, 2016, the Company purchased a 4.9% interest in WRLD3D for $1,111,111 and the Company’s subsidiary NetSol PK purchased a 12.2% investment in WRLD3D for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. See Note 6 and Note 10.

G-Force; LLC

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force, LLC which purchased a 4.9% investment in WRLD3D, Inc.) for $1,111,111. See Note 10 “Other Long Term Assets”

NOTE 5 – MAJOR CUSTOMERS

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries), which accounts for approximately 44.25% and 19.96% of revenue, and 1insurer accounts for approximately 8.67% and 12.64% of revenue for the fiscal years ended June 30, 2017 and 2016, respectively. The revenue from these two customers is shown in the Asia – Pacific segment. Accounts receivable at June 30, 2017 for these customers were $1,620,717 and $1,462,078, respectively. Accounts receivable at June 30, 2016 for these customers were $5,306,166 and $4,689,322, respectively. Revenue in excess of billing at June 30, 2017 for these customers was $18,579,540 and $nil, respectively. Included in this amount was $5,173,538 shown as long term. Revenue in excess of billing at June 30, 2016 for these customers was $2,801,354 and $nil, respectively.

On December 21, 2015, the Company entered into a 10-year contract with Daimler Financial Services to provide license, maintenance and services for 12 countries in the Asia Pacific Region.  The implementation phase is expected to be over a five-year period with maintenance and support over 10 years.  The contract is a fixed fee arrangement with total license and maintenance fees of approximately €71,000,000 (approximately $81,000,000) with services to be separately agreed upon and billed as they are performed. The customer will make fixed annual payments of €5,850,000 (approximately $6,648,000) for years 1-5 and €8,350,000 (approximately $9,489,000) for years 6-10. Under the terms of the contract, the customer has the right to withdraw from certain modules and terminate the agreement as to certain countries based on good cause or business reasons prior to the beginning of implementation.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “Convertible Note”) which was fully executed on May 25, 2017. The maximum principal amount of the Convertible Note is $750,000, and as of June 30, 2017, the Company had disbursed $200,000. The Convertible Note bears interest at 5% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after February 1, 2018. The Convertible Note is convertible into Series BB Preferred shares at the lesser of (i) the price paid per share for the equity security by the investors in the qualified financing and (ii) $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the Convertible Note). The Convertible Note is convertible upon the occurrence of the following events:

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

1.	Conversion upon a qualified financing which is an equity financing of at least $2,000,000.
2.	Optional conversion upon an equity financing less than $2,000,000.
3.	Optional conversion after the maturity date.
4.	Change of control.

Subsequent to June 30, 2017, the Company loaned an additional $500,000 to WRLD3D pursuant to the Convertible Promissory Note agreement. (See Note 21).

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of June 30,	As of June 30,
	2017	2016

Prepaid Expenses	$597,687	$386,578
Advance Income Tax	1,052,935	968,334
Employee Advances	128,100	83,978
Security Deposits	103,255	72,985
Other Receivables	252,590	486,562
Other Assets	329,319	216,191
Total	$2,463,886	$2,214,628

NOTE 8 – REVENUE IN EXCESS OF BILLINGS – LONG TERM

Revenue in excess of billings, net consisted of the following:

As of June 30,
2017

Revenue in excess of billing - long term	$5,483,869
Present value discount	(310,331)
Net Balance	$5,173,538

Pursuant to revenue recognition for contract accounting, the Company has recorded revenue in excess of billings – long term for amounts billable after one year. The fair value of the payments to be received after one year has been estimated at $5,173,538. The fair value adjustment of $310,331 will be accreted in subsequent periods.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of June 30,	As of June 30,
	2017	2016

Office Furniture and Equipment	$3,755,710	$3,346,156
Computer Equipment	26,693,730	25,935,620
Assets Under Capital Leases	1,965,650	2,409,074
Building	9,243,866	9,185,570
Land	2,428,626	2,410,664
Autos	1,270,339	1,073,447
Improvements	592,652	385,135
Subtotal	45,950,573	44,745,666
Accumulated Depreciation	(25,579,870)	(21,971,231)
Property and Equipment, Net	$20,370,703	$22,774,435

For the years ended June 30, 2017 and 2016, depreciation expense totaled $3,785,334 and $4,387,121, respectively. Of these amounts, $2,671,586 and $3,161,951 are reflected as part of cost of revenues for the years ended June 30, 2017 and 2016, respectively.

Following is a summary of fixed assets held under capital leases:

	As of June 30,	As of June 30,
	2017	2016
Computers and Other Equipment	$309,863	$503,926
Furniture and Fixtures	227,914	408,200
Vehicles	1,427,873	1,496,948
Total	1,965,650	2,409,074
Less: Accumulated Depreciation - Net	(711,622)	(713,248)
	$1,254,028	$1,695,826

NOTE 10 – OTHER LONG TERM ASSETS

		As of June 30,	As of June 30,
		2017	2016

Investment	(1)	$3,057,020	$720,350
Long Term Security Deposits		154,275	122,203
Total		$3,211,295	$842,553

(1) INVESTMENT IN WRLD3D

On March 2, 2016, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2016. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. Per the agreement, NetSol PK is to provide a minimum of $200,000 of services in each three-month period and the entire balance is required to be provided within three years of the date of the agreement. If NetSol PK fails to provide the future services, it may be required to forfeit the shares back to WRLD3D. As of June 30, 2017, the investment earned by NetSol PK is $1,945,909.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

In connection with the investment, the Company and NetSol PK received a warrant to purchase preferred stock of WRLD3D which included the following key terms and features:

●	The warrants are exercisable into shares of the “Next Round Preferred”, only if and when the Next Round Preferred is issued by WRLD3D in a “Qualified Financing”.
●	The warrants expire on March 2, 2020.
●	“Next Round Preferred” is defined as occurring if WRLD3D’s preferred stock (or securities convertible into preferred stock) are issued in a Qualified Financing that occurs after March 2, 2016.
●	“Qualified Financing” is defined as financing with total proceeds of at least $2 million.
●	The total number of common stock shares to be issued is equal to $1,250,000 divided by the per share price of the Next Round Preferred.
●	The exercise price of the warrants is equal to the greater of

a)	70% of the per share price of the Next Round Preferred sold in a Qualified Financing, or
b)	25,000,000 divided by the total number of shares of common stock outstanding immediately prior to the Qualified Financing (on a fully-diluted basis, excluding the number of common stock shares issuable upon the exercise of any given warrant).

The Company had originally accounted for the investment under the cost method. On May 31, 2017, the Company determined that it met the significant influence criteria since the newly appointed CEO of WRLD3D is the son of the CEO, Najeeb Ghauri, and also an employee of the Company; therefore, the Company changed the accounting treatment from the cost method to the equity method.

During the years ended June 30, 2017 and 2016, NetSol PK provided services valued at $1,225,434 and $250,770, respectively, which is recorded as services-related party. These services are recorded as accounts receivable until approved by WRLD3D after which the shares are released from restriction. During the year ended June 30, 2017 and 2016, NetSol PK services valued at $1,231,115 and $164,794, respectively, were released from restriction. Revenue in excess of billing at June 30, 2017 and 2016 were $80,705 and $86,385, respectively. During the year ended June 30, 2017, NetSol PK paid $550,000 to WRLD3D to buy out a portion of the services requirement.

At June 30, 2017, the Company has determined that there is no impairment.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

NOTE 11 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of June 30,	As of June 30,
	2017	2016

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(3,134,488)	(3,323,518)
Accumulated Amortization	(27,067,358)	(24,247,446)
Net Balance	$17,043,151	$19,674,033

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $17,043,151 will be amortized over the next 6.75 years. Amortization expense for the years ended June 30, 2017 and 2016 was $2,776,473 and $2,765,018, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
June 30, 2018	$2,778,585
June 30, 2019	2,778,585
June 30, 2020	2,778,585
June 30, 2021	2,778,585
June 30, 2022	2,778,585
Thereafter	3,150,226
$17,043,151

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

NOTE 12 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of June 30,	As of June 30,
	2017	2016
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the years ended June 30, 2017 and 2016.

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30,	As of June 30,
	2017	2016

Accounts Payable	$1,466,265	$1,346,532
Accrued Liabilities	4,498,958	4,171,058
Accrued Payroll & Taxes	520,719	231,881
Taxes Payable	174,485	66,437
Other Payable	219,767	146,862
Total	$6,880,194	$5,962,770

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

NOTE 14 – DEBTS

Notes and leases payable consisted of the following:

		As of June 30, 2017
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$87,485	$87,485	$-
Bank Overdraft Facility	(2)	221,379	221,379	-
HSBC Loan	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	4,776,461	4,776,461	-
Loan Payable Bank - Export Refinance II	(5)	1,910,585	1,910,585	-
Loan Payable Bank - Running Finance	(6)	2,865,877	2,865,877	-
		9,861,787	9,861,787	-
Subsidiary Capital Leases	(7)	727,770	361,008	366,762
		$10,589,557	$10,222,795	$366,762

		As of June 30, 2016
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$65,114	$65,114	$-
HSBC Loan	(3)	93,704	93,704	-
Loan Payable Bank	(4)	3,792,907	3,792,907	-
		3,951,725	3,951,725	-
Subsidiary Capital Leases	(7)	966,051	488,359	477,692
		$4,917,776	$4,440,084	$477,692

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on these financings range from 4.8% to 7.69% and from 4.25% to 5.89% as of June 30, 2017 and 2016, respectively.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $389,610. The annual interest rate was 4.75% as of June 30, 2017. Total outstanding balance as of June 30, 2017 was £170,462 or approximately $221,379. Interest expense for year ended June 30, 2017 was $9,077.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2017, NTE was in compliance with this covenant.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(3) In October 2011, the Company’s subsidiary, NTE, entered into a loan agreement with HSBC Bank to finance the acquisition of 51% of a controlling interest in Virtual Leasing Services Limited. HSBC Bank guaranteed the loan up to a limit of £1,000,000, or approximately $1,298,701 for a period of 5 years with monthly payments of £18,420, or approximately $23,922. The interest rate was 4% which is 3.5% above the bank sterling base rate. The loan is securitized against debenture comprising of fixed and floating charges over all the assets and undertakings of NTE including all present and future freehold and leasehold property, book and other debts, chattels, goodwill and uncalled capital, both present and future. Interest expense for the years ended June 30, 2017 and 2016 was $2,243 and $12,846, respectively. NTE paid this loan in full during the year ended June 30, 2017.

(4) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $4,776,461 and Rs. 400,000,000 or $3,792,907, respectively. The interest rate for the loans was 3% and 4.5% at June 30, 2017 and 2016, respectively. Interest expense for the year ended June 30, 2017 and 2016 was $121,306 and $148,475, respectively.

This facility requires NetSol PK to maintain a long term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2017, NetSol PK was in compliance with this covenant.

(5) During the fiscal year, the Company’s subsidiary, NetSol PK, availed an export refinance facility with Samba Bank Limited, of Rs. 200,000,000 or $1,910,585, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The interest rate for the loans was 3% at June 30, 2017. Interest expense for the year ended June 30, 2017 was $2,511.

(6) During the fiscal year, the Company’s subsidiary, NetSol PK, availed a running finance facility of Rs. 300,000,000 or $2,865,877 from Samba Bank Limited. The interest rate for the loans was 8.13% at June 30, 2017. Interest expense for the year ended June 30, 2017 was $78,251.

The facilities from Samba Bank Limited require NetSol PK to maintain at minimum of current ratio of 1:1, Interest coverage ratio 4 times, Leverage 2 times and Debt Service Coverage Ratio 4 times during the tenure of loan. As of June 30, 2017, NetSol PK was in compliance with these covenants.

(7) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2022. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2017 and 2016.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

Following is the aggregate minimum future lease payments under capital leases for the year ended June 30, 2017:

Amount
Minimum Lease Payments
Due FYE 6/30/18	$401,605
Due FYE 6/30/19	294,536
Due FYE 6/30/20	84,419
Due FYE 6/30/21	6,570
Due FYE 6/30/22	2,190
Total Minimum Lease Payments	789,320
Interest Expense relating to future periods	(61,550)
Present Value of minimum lease payments	727,770
Less:Current portion	(361,008)
Non-Current portion	$366,762

NOTE 15 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2017	2016
US operations	$(5,255,124)	$(2,527,545)
Foreign operations	4,450,639	8,237,232
	$(804,485)	$5,709,687

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2017	2016
Current:
Federal	$-	$-
State and Local	-	-
Foreign	931,951	652,546

Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$931,951	$652,546

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2017		2016
Income tax (benefit) provision at statutory rate	$(281,570)	35.0%	$1,998,390	35.0%
State income (benefit) taxes, net of federal tax benefit	(46,258)	5.8%	328,307	5.7%
Foreign earnings taxed at different rates	(625,773)	77.8%	(2,026,031)	-35.5%
Change in valuation allowance for deferred tax assets	1,340,938	-167%	476,646	8.3%
Other	544,614	-67.7%	(124,766)	-2.2%
Provision for income taxes	$931,951	-115.8%	$652,546	11.4%

Deferred income tax assets and liabilities as of June 30, 2016 and 2015 consist of tax effects of temporary differences related to the following:

	Years Ended June 30,
	2017	2016
Net operating loss carry forwards	$16,365,908	$14,862,607
Other	397,429	559,792
Net deferred tax assets	16,763,337	15,422,399
Valuation allowance for deferred tax assets	(16,763,337)	(15,422,399)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by 1,340,938 for the year ended June 30, 2017 mainly due to adjusting the Company’s net operating loss carry forwards for the current year operating losses in certain subsidiaries.

At June 30, 2017, federal and state net operating loss carry forwards in the United States of America were $40,582,869 and $4,556,581, respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. Net operating losses related to foreign entities were $6,701,192 at June 30, 2017.

As of June 30, 2017, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2014 through 2016. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $29,645,863 as of June 30, 2017. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

Income from the export of computer software and its related services developed in Pakistan is exempt from tax through June 30, 2018. The aggregate effect of the tax holiday for June 30, 2017 and 2016 is $876,058 and $1,096,200, respectively. The effect on basic and diluted earnings per share is $0.08 for June 30, 2017 and $0.11 and $0.10, respectively for June 30, 2016.

NOTE 16 – STOCKHOLDERS’ EQUITY

During the years ended June 30, 2017 and 2016, the Company issued 121,858 and 54,318 shares of common stock, respectively, for services rendered by officers of the Company. These shares were valued at the fair market value of $727,095 and $304,138, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2017 and 2016, the Company issued 52,251 and 33,000 shares of common stock respectively, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $294,531 and $167,974, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2017 and 2016, the Company issued 253,066 and 141,204 shares of common stock, respectively, to employees pursuant to the terms of their employment agreements. These shares were valued at the fair market value of $1,500,532 and $792,506, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2017 and 2016, the Company collected subscription receivable of $485,661 and $356,500, respectively, related to the exercise of stock options in previous years.

During the year ended June 30, 2017 and 2016, the Company received $380,770 and $780,980, respectively pursuant to a stock option agreement for the exercise of 84,838 and 177,024 shares of common stock, respectively at prices ranging from $3.88 to $4.75 and $3.88 to $4.92 per share, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

During the year ended June 30, 2017, the Company purchased 7,500 shares of its common stock from the open market at an average price of $5.18 per share pursuant to the Company’s buy-back plan.

NOTE 17 – STOCK BASED COMPENSATION

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

The Plans provide for the grant of equity-based awards, including options, stock appreciation rights, restricted stock awards or performance share awards or any other right or interest relating to shares or cash, to eligible participants. The Plans contemplate the issuance of common stock upon exercise of options or other awards granted to eligible persons under the Plans. Shares issued under the Plans may be both authorized and unissued shares or previously issued shares acquired by the Company. Upon termination or expiration of an unexercised option, stock appreciation right or other stock-based award under the Plans, in whole or in part, the number of shares of common stock subject to such award again becomes available for grant under the Plans. Any shares of restricted stock forfeited as described below will become available for grant. The maximum number of shares that may be granted to any one participant in any calendar year may not exceed 50,000 shares. All options issued pursuant to the Plans are nontransferable and subject to forfeiture.

Options granted under the Plans are not generally transferable and must be exercised within 10 years, subject to earlier termination upon termination of the option holder’s employment, but in no event later than the expiration of the option’s term. The exercise price of each option may not be less than the fair market value of a share of the Company’s common stock on the date of grant (except in connection with the assumption or substitution for another option in a manner qualifying under Section 424(a) of the Internal Revenue Code of 1986, as amended. Incentive stock options granted to any participant who owns 10% or more of the Company’s outstanding common stock (a “Ten Percent Shareholder”) must have an exercise price equal to or exceeding 110% of the fair market value of a share of our common stock on the date of the grant and must not be exercisable for longer than five years. Options become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Committee. The maximum term of any option granted under the Plans is ten years, provided that an incentive stock option granted to a Ten Percent Shareholder must have a term not exceeding five years.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

Under the Plans, a participant may also be awarded a “performance award,” which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Committee. The Committee may also make “deferred share” awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a “stock appreciation right” under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Committee (but in no event less than the fair market value of the stock on the date of grant). Finally, the Committee may make “restricted stock” awards under the Plans, which are subject to such terms and conditions as the Committee determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2017, the remaining shares to be granted are 130,000 under the 2011 Plan, 2,595 under the 2013 Plan and 341,516 under the 2015 Plan.

Options and Warrants

A summary of option and warrant activity for the years ended June 30, 2017 and 2016 is presented below:

OPTIONS:
	# of shares	Weighted Ave Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2015	708,133	$6.84	1.22	$572,352
Granted	152,024	$4.50
Exercised	(177,024)	$4.37		368,808
Expired / Cancelled	(73,000)	$24.08
Outstanding and exercisable, June 30, 2016	610,133	$4.90	0.99	$799,030
Granted	79,838	$4.53
Exercised	(84,838)	$4.49		33,474
Expired / Cancelled	(130,000)	$7.50
Outstanding and exercisable, June 30, 2017	475,133	$4.20	1.05	$8,413

WARRANTS:
Outstanding and exercisable, June 30, 2016	163,124	$7.29	0.23	$9,303
Granted / adjusted	-	-
Exercised	-	-
Expired	(163,124)	$7.29
Outstanding and exercisable, June 30, 2017	-	-	-	$-

The aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $3.9 and $5.84 on July 30, 2017 and 2016 and the exercise price of the options, respectively. The Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at the date of exercise and the exercise price.

The following table summarizes information about stock options and warrants outstanding and exercisable at June 30, 2017:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$3.88- $6.50	474,133	1.05	$4.18
$16.00	1,000	0.06	$16.00
Totals	475,133	1.05	$4.20

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

During the years ended June 30, 2017 and 2016, the Company granted 79,838 and 152,024 options to employees. The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted during the year ended June 30, 2017 and 2016 are as follows:

	June 30, 2017	June 30, 2016
Risk-free interest rate	0.01% - 0.51%	0.01% - 0.02%
Expected life	1 month - 3 months	3 months - 5 months
Expected volatility	16.71% - 19.27%	41.65% - 47.89%
Expected dividend	0%	0%

The weighted average grant-date fair value for the options granted during the year ended June 30, 2017 and 2016, was $0.34 and $0.96, respectively. The Company recorded compensation expense of $26,956 and $145,716 for the years ended June 30, 2017 and 2016, respectively.

During 2017, the Company extended the contractual life for one year for 420,671 fully vested share options held by 2 officers and an employee. As a result of that modification, the Company recognized additional compensation expense of $214,209.

During 2016, the Company extended the contractual life for one year for 425,671 fully vested share options held by 2 officers and an employee. As a result of that modification, the Company recognized additional compensation expense of $122,875.

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2015	6,667	$6.00
Granted	864,500	$5.91
Vested	(240,939)	$5.51
Unvested, June 30, 2016	630,228	$6.07
Granted	222,146	$5.92
Cancelled	(5,000)	$5.55
Vested	(427,175)	$5.89
Unvested, June 30, 2017	420,199	$6.15

For the years ended June 30, 2017 and 2016, the Company recorded compensation expense of $2,522,158 and $1,264,618, respectively. The compensation expense related to the unvested stock grants as of June 30, 2017 was $2,565,438 which will be recognized during the fiscal years of 2018 to 2019.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

NOTE 18 – COMMITMENTS AND CONTINGENCIES

(A) Non-cancellable operating leases

●	The Company’s headquarters is located in Calabasas California with approximately 7,210 rentable square feet for $23,812 per month. The term of the lease is for five years and five months and expires October 31, 2017. A $23,821 security deposit is included in other assets in the accompanying consolidated financial statements.
●	The Australia lease is a three-year lease that expires in June 2018 with a monthly rent of approximately $5,296.
●	The Beijing lease is a three-year lease that expires in August 2019 with a monthly rent of approximately $32,427.
●	The Bangkok lease is a three years lease expiring in May 2020 with a monthly rent of approximately $9,303.
●	The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2021 with a monthly rent of approximately $10,353.
●	VLS facilities, located in Chester, United Kingdom, are leased until July 2026 with a monthly rent of approximately $3,082.

Upon expiration of the leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $1,887,840 and $1,529,618 for the years ended June 30, 2017 and 2016, respectively.

The total annual lease commitment for the next five years is as follows:

FYE 6/30/18	$1,121,034
FYE 6/30/19	660,466
FYE 6/30/20	285,563
FYE 6/30/21	175,391
FYE 6/30/22	50,770

(B) Litigation

On October 27, 2015, a shareholder derivative lawsuit was filed in the California state court entitled McArthur v Ghauri, et al., Case No. BC599020 (Los Angeles, Cty.), naming current and former members of the Company’s board of directors as defendants. The complaint alleges that the defendants breached their fiduciary duties. The Company was named as a nominal defendant only and no damages are sought from it. On March 16, 2016, the parties in the California lawsuit reached an agreement-in-principle providing for the settlement of that case.

On December 30, 2015, a virtually identical shareholder derivative lawsuit was filed in Nevada state court, Paulovits v. Ghauri, et al., Case No. CV15-02470 (Washoe Cty.). The Nevada complaint named the same defendants and was based on the same alleged facts as the earlier-filed California case. On April 29, 2016, the Company filed a motion to dismiss or stay the Nevada proceeding on multiple grounds, including that is it duplicative of the first-filed California action. On May 23, 2016, pursuant to the parties’ stipulation, the Nevada court ordered that matter to be stayed for a period of one year.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

On May 30, 2017, Los Angeles Superior Court Judge Kenneth R. Freeman signed the Final Judgment and Order approving settlement and dismissing with prejudice the shareholder derivative litigation involving the Company. The order became effective on June 29, 2017.

On April 7, 2017, Conister Bank Limited filed a complaint in the High Court of Justice Chancery Division, as claim no HC-2017-001045 against our subsidiary, Virtual Lease Services Limited (“VLS”).  The complaint alleges that VLS was in willful default of their agreements with Conister Bank Limited by failing to fulfill its obligations under the agreements with Conister. The complaint alleges damages in excess of £200,000 (approximately $260,000).  VLS has responded to the complaint and its expenses are currently covered by available insurance.  VLS denies all claims and intends to vigorously defend the action.

NOTE 19 – SEGMENT INFORMATION AND GEOGRAPHIC AREAS

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

The following table presents a summary of identifiable assets as of June 30, 2017 and 2016:

	2017	2016
Identifiable assets:
Corporate headquarters	$2,922,514	$3,646,160
North America	6,717,366	6,845,444
Europe	6,056,514	7,857,427
Asia - Pacific	83,980,936	75,000,384
Consolidated	$99,677,330	$93,349,415

The following table presents a summary of investment under equity method as of June 30, 2017 and 2016:

	As of June 30,	As of June 30,
	2017	2016
Investment in WRLD3D:
Corporate headquarters	$1,111,111	$555,556
Asia - Pacific	1,945,909	164,794
Consolidated	$3,057,020	$720,350

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

The following table presents a summary of operating information for the years ended June 30:

	For the Year
	Ended June 30,
	2017	2016
Revenues from unaffiliated customers:
North America	$5,624,434	$5,464,740
Europe	5,550,536	5,981,430
Asia - Pacific	46,000,208	40,254,321
	57,175,178	51,700,491
Revenue from affiliated customers
Europe	1,299,784	4,688,687
Asia - Pacific	6,891,306	8,161,015
	8,191,090	12,849,702
Consolidated	$65,366,268	$64,550,193

Intercompany revenue
Europe	$509,328	$558,645
Asia - Pacific	2,599,243	4,807,276
Eliminated	$3,108,571	$5,365,921

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(5,084,078)	$(2,611,696)
North America	(454,297)	171,628
Europe	(1,956,137)	1,081,057
Asia - Pacific	5,758,076	6,416,152
Consolidated	$(1,736,436)	$5,057,141

Depreciation and amortization:
North America	$47,583	$35,268
Europe	206,407	172,755
Asia - Pacific	6,308,344	6,944,116
Consolidated	$6,562,334	$7,152,139

Interest expense:
Corporate headquarters	$8,576	$6,236
North America	138	117
Europe	17,462	40,302
Asia - Pacific	283,868	217,856
Consolidated	$310,044	$264,511

Income tax expense:
Europe	$-	$46,691
Asia - Pacific	931,951	605,855
Consolidated	$931,951	$652,546

The following table presents a summary of capital expenditures for the years ended June 30:

	2017	2016
Capital expenditures:
Corporate headquarters	$-	$-
North America	41,340	66,764
Europe	520,920	417,861
Asia - Pacific	1,640,943	2,851,296
Consolidated	$2,203,203	$3,335,921

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30 2017 and 2016.

	June 30, 2017		June 30, 2016
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$22,737,967	$341,238	$17,276,250	$19,851
Thailand	3,887,089	211,892	6,428,041	309,498
USA	4,378,433	5,975,412	5,843,204	5,450,684
UK	13,152,380	4,350,199	16,894,973	4,036,925
Pakistan & India	1,653,393	44,501,157	1,842,046	43,047,590
Australia & New Zealand	6,618,930	25,357	4,308,784	30,259
Mexico	1,835,251	-	1,542,530	-
Indonesia	3,265,412	-	6,201,642	-
South Africa	3,451,931	-	387,220	-
Other Countries	4,385,482	-	3,825,503	2,782
Total	$65,366,268	$55,405,255	$64,550,193	$52,897,589

Disclosed in the table below is the reconciliation of revenue by each entity and country disclosed above for the years ended June 30 2017 and 2016.

	Revenues 2017
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$5,624,434	$-	$-	$3,789,183	$-	$-	$-	$1,835,251	$-	$-	$-
Europe:	6,850,320	-	-	-	6,850,320	-	-	-	-	-	-
Asia-Pacific:	52,891,514	27,170,305	3,524,911	589,250	6,302,060	1,653,393	4,796,631	-	3,020,990	3,176,885	2,657,089
Total	$65,366,268	$27,170,305	$3,524,911	$4,378,433	$13,152,380	$1,653,393	$4,796,631	$1,835,251	$3,020,990	$3,176,885	$2,657,089

	Revenues 2016
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$5,464,740	$-	$-	$3,922,210	$-	$-	$-	$1,542,530	$-	$-	$-
Europe:	10,670,117	-	-	-	10,446,098	-	-	-	-		224,019
Asia-Pacific:	48,415,336	17,276,250	6,428,041	1,920,994	6,448,875	1,842,046	4,308,784	-	6,201,642	387,220	3,601,484
Total	$64,550,193	$17,276,250	$6,428,041	$5,843,204	$16,894,973	$1,842,046	$4,308,784	$1,542,530	$6,201,642	$387,220	$3,825,503

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2017 and 2016

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of June 30, 2017 and 2016 was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2017

NetSol PK	33.80%	$12,887,938
NetSol-Innovation	49.90%	1,599,734
VLS, VLSH & VLSIL Combined	49.00%	311,502
NetSol Thai	0.006%	(92)
Total		$14,799,082

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2016

NetSol PK	33.40%	$10,292,495
NetSol-Innovation	49.90%	2,735,998
VLS, VLHS & VLSIL Combined	49.00%	309,213
NetSol Thai	0.006%	(4)
Total		$13,337,702

NetSol PK

During the year ended June 30, 2017, employees of NetSol PK exercised 481,500 of options of common stock pursuant to employees exercising stock options and NetSol PK received cash of $75,382 resulting in an increase in non-controlling interest from 33.40% to 33.80%.

During the year ended June 30, 2017, NetSol PK paid a cash dividend of $425,988.

NetSol-Innovation

During the year ended June 30, 2017 and 2016, NetSol-Innovation paid a cash dividend of $4,061,943 and $2,028,805, respectively.

NOTE 21 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company loaned an additional $500,000 to WRLD3D pursuant to the Convertible Promissory Note agreement. (See Note 6)

Pursuant to the Company’s stock buyback plan, the Company repurchased 111,780 shares of our common stock from the open market at an average price of $4.48 per share.

