Form 10-Q
period 2017-09-30
NETSOL TECHNOLOGIES INC
filed 2017-11-09
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

The issuer had 11,333,129 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of November 6, 2017.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30,	As of June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$8,554,815	$14,172,954
Accounts receivable, net of allowance of $361,416 and $571,511	7,469,888	6,583,199
Accounts receivable, net - related party	2,611,562	1,644,942
Revenues in excess of billings	22,104,283	19,126,389
Revenues in excess of billings - related party	80,057	80,705
Convertible note receivable - related party	700,000	200,000
Other current assets	2,940,599	2,463,886
Total current assets	44,461,204	44,272,075
Restricted cash	90,000	90,000
Revenues in excess of billings, net - long term	5,225,260	5,173,538
Property and equipment, net	19,646,592	20,370,703
Other assets	3,400,418	3,211,295
Intangible assets, net	16,139,921	17,043,151
Goodwill	9,516,568	9,516,568
Total assets	$98,479,963	$99,677,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,123,148	$6,880,194
Current portion of loans and obligations under capitalized leases	10,016,697	10,222,795
Unearned revenues	3,656,591	3,925,702
Common stock to be issued	88,324	88,324
Total current liabilities	20,884,760	21,117,015
Loans and obligations under capitalized leases; less current maturities	307,629	366,762
Total liabilities	21,192,389	21,483,777
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,333,129 shares issued and 11,186,570 outstanding as of September 30, 2017 and 11,225,385 shares issued and 11,190,606 outstanding as of June 30, 2017	113,331	112,254
Additional paid-in-capital	124,987,029	124,409,998
Treasury stock (At cost, 146,559 shares and 34,779 shares as of September 30, 2017 and June 30, 2017, respectively)	(954,973)	(454,310)
Accumulated deficit	(42,670,888)	(42,301,390)
Stock subscription receivable	(273,926)	(297,511)
Other comprehensive loss	(18,663,149)	(18,074,570)
Total NetSol stockholders’ equity	62,537,424	63,394,471
Non-controlling interest	14,750,150	14,799,082
Total stockholders’ equity	77,287,574	78,193,553
Total liabilities and stockholders’ equity	$98,479,963	$99,677,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended September 30,
	2017	2016
		Restated
Net Revenues:
License fees	$326,066	$5,453,795
Maintenance fees	3,473,725	3,523,797
Services	7,017,737	5,556,135
License fees - related party	44,408	246,957
Maintenance fees - related party	102,963	130,631
Services - related party	1,853,877	2,165,154
Total net revenues	12,818,776	17,076,469

Cost of revenues:
Salaries and consultants	5,464,160	5,893,349
Travel	513,112	711,895
Depreciation and amortization	1,173,113	1,330,872
Other	856,582	972,338
Total cost of revenues	8,006,967	8,908,454

Gross profit	4,811,809	8,168,015

Operating expenses:
Selling and marketing	1,711,296	2,344,038
Depreciation and amortization	245,873	269,097
General and administrative	3,787,558	4,619,196
Research and development cost	185,085	92,932
Total operating expenses	5,929,812	7,325,263

Income (loss) from operations	(1,118,003)	842,752

Other income and (expenses)
Gain (loss) on sale of assets	(7,130)	(2,403)
Interest expense	(118,071)	(54,475)
Interest income	136,911	30,440
Gain (loss) on foreign currency exchange transactions	1,016,362	(414,896)
Share of net loss from equity investment	(67,562)	-
Other income (expense)	1,099	21,560
Total other income (expenses)	961,609	(419,774)

Net income (loss) before income taxes	(156,394)	422,978
Income tax provision	(24,871)	(39,875)
Net income (loss)	(181,265)	383,103
Non-controlling interest	(188,233)	(769,214)
Net loss attributable to NetSol	$(369,498)	$(386,111)

Net income (loss) per share:
Net loss per common share
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average number of shares outstanding
Basic	11,099,113	10,697,425
Diluted	11,099,113	10,697,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2017	2016
		Restated

Net income (loss)	$(369,498)	$(386,111)
Other comprehensive income (loss):
Translation adjustment	(825,744)	1,094,074
Translation adjustment attributable to non-controlling interest	237,165	(323,713)
Net translation adjustment	(588,579)	770,361
Comprehensive income (loss) attributable to NetSol	$(958,077)	$384,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2017	2016
		Restated
Cash flows from operating activities:
Net income (loss)	$(181,265)	$383,103
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,418,986	1,599,969
Share of net loss from investment under equity method	67,562	-
Loss on sale of assets	7,130	2,403
Stock issued for services	427,809	865,456
Fair market value of warrants and stock options granted	-	21,804
Changes in operating assets and liabilities:
Accounts receivable	(903,730)	2,336,894
Accounts receivable - related party	(1,251,994)	121,800
Revenues in excess of billing	(3,230,619)	(4,821,828)
Revenues in excess of billing - related party	(130)	93,208
Other current assets	(478,390)	306,339
Accounts payable and accrued expenses	243,144	(780,569)
Unearned revenue	(270,743)	(346,108)
Net cash used in operating activities	(4,152,240)	(217,529)

Cash flows from investing activities:
Purchases of property and equipment	(328,163)	(554,873)
Sales of property and equipment	116,023	151,818
Convertible note receivable - related party	(500,000)	-
Investment in WRLD3D	-	(555,555)
Net cash used in investing activities	(712,140)	(958,610)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	162,385	276,861
Proceeds from exercise of subsidiary options	-	14,013
Purchase of treasury stock	(500,663)	-
Payments on capital lease obligations and loans - net	(148,707)	(49,117)
Net cash provided by (used in) financing activities	(486,985)	241,757
Effect of exchange rate changes	(266,774)	533,292
Net decrease in cash and cash equivalents	(5,618,139)	(401,090)
Cash and cash equivalents, beginning of the period	14,172,954	11,557,527
Cash and cash equivalents, end of period	$8,554,815	$11,156,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$97,547	$83,672
Taxes	$20,961	$17,351

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in WRLD3D	$268,300	$248,658
Assets acquired under capital lease	$41,695	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile financing and leasing, banking, and financial services industries worldwide. The Company also provides system integration, consulting, and IT products and services in exchange for fees from customers.

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2017. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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
NetSol Technologies Thailand Limited (“NetSol Thai”)
Virtual Lease Services Holdings Limited (“VLSH”)
Virtual Lease Services Limited (“VLS”)
Virtual Lease Services (Ireland) Limited (“VLSIL”)

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

	For the Three Months
	Ended September, 30 2016
	Originally reported	Reclassified

Net Revenues:
Services	$5,806,717	$5,556,135
Services - related party	1,914,572	2,165,154
	$7,721,289	$7,721,289

Operating expenses:
Selling and marketing	$2,411,136	$2,344,038
General and administrative	4,552,098	4,619,196
	$6,963,234	$6,963,234

OPERATING SEGMENTS
Net income (loss) after taxes and before non-controlling interest:

Corporate headquarters	$(1,562,419)	$(1,629,517)
Asia - Pacific	1,777,918	1,845,016
	$215,499	$215,499

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of September 30, 2017, and June 30, 2017, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $6,768,138 and $11,564,343, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2017, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenue in excess of billing - long term	$-	$-	$5,225,260	$5,225,260
Total	$-	$-	$5,225,260	$5,225,260

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2017, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenue in excess of billing - long term	$-	$-	$5,173,538	$5,173,538
Total	$-	$-	$5,173,538	$5,173,538

The reconciliation from June 30, 2017 to September 30, 2017 is as follows:

	Revenue in excess of billing - long term	Fair value discount	Total
Balance at June 30, 2017	$5,483,869	$(310,331)	$5,173,538
Amortization during the period	-	51,722	51,722
Balance at September 30, 2017	$5,483,869	$(258,609)	$5,225,260

The Company applied the discounted cash flow method to calculate the fair value and used NetSol PK’s weighted average borrowing rate, which was 3.96%.

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

New Accounting Pronouncements

Recent Accounting Standards Adopted by the Company:

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which changes how deferred taxes are classified on the balance sheet and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months
	Ended September 30,
	2017	2016

Stock Options	438,360	610,133
Warrants	-	11,075
Share Grants	348,228	670,346
	786,588	1,291,554

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $18,663,149 and $18,074,570 as of September 30, 2017 and June 30, 2017, respectively. During the three months ended September 30, 2017 and 2016, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $588,579 and translation income of $770,361, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture with 1insurer, formerly Innovation Group, called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the three months ended September 30, 2017 and 2016, NetSol Innovation provided services of $1,131,756 and $1,555,475, respectively. Accounts receivable at September 30, 2017 and June 30, 2017 were $2,212,132 and $1,462,078, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the three months ended September 30, 2017 and 2016, NTE and VLS provided license, maintenance and services of $601,192 and $736,685, respectively. Accounts receivable at September 30, 2017 and June 30, 2017 were $350,310 and $133,218, respectively.

WRLD3D

On May 31, 2017, Faizaan Ghauri, son of CEO Najeeb Ghauri, and an employee of the Company was appointed CEO of WRLD3D, Inc. (“WRLD3D”) a non-public company. On March 2, 2016, the Company purchased a 4.9% interest in WRLD3D for $1,111,111 and the Company’s subsidiary NetSol PK purchased a 12.2% investment in WRLD3D for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. See Note 7 and Note 11.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

G-FORCE,

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force, LLC, which purchased a 4.9% investment in WRLD3D, Inc. for $1,111,111. See Note 11 “Other Long-Term Assets”

NOTE 6 – MAJOR CUSTOMERS

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries), which accounts for approximately 32.98% and 41.11% of revenue, and 1insurer accounts for approximately 8.83% and 9.11% of revenue for the three months ended September 30, 2017 and 2016, respectively. The revenue from these two customers is shown in the Asia – Pacific segment. Accounts receivable at September 30, 2017 for these customers were $1,682,073 and $2,212,132, respectively. Accounts receivable at June 30, 2017 for these customers were $1,620,717 and $1,462,078, respectively. Revenue in excess of billing at September 30, 2017 for these customers was $22,290,975 and $nil, respectively, which included $5,225,260 shown as long term. Revenue in excess of billing at June 30, 2017 for these customers was $18,579,540 and $nil, respectively, which included $5,173,538 shown as long term.

On December 21, 2015, the Company entered into a 10-year contract with Daimler Financial Services to provide license, maintenance and services for 12 countries in the Asia Pacific Region. The implementation phase is expected to be over a five-year period with maintenance and support over 10 years. The contract is a fixed fee arrangement with total license and maintenance fees of approximately €71,000,000 (approximately $83,529,000) with services to be separately agreed upon and billed as they are performed. The customer will make fixed annual payments of €5,850,000 (approximately $6,882,000) for years 1-5 and €8,350,000 (approximately $9,824,000) for years 6-10. Under the terms of the contract, the customer has the right to withdraw from certain modules and terminate the agreement as to certain countries based on good cause or business reasons prior to the beginning of implementation.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “Convertible Note”) which was fully executed on May 25, 2017. The maximum principal amount of the Convertible Note is $750,000, and as of September 30, 2017, the Company had disbursed $700,000. The Convertible Note bears interest at 5% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after February 1, 2018. The Convertible Note is convertible into Series BB Preferred shares at the lesser of (i) the price paid per share for the equity security by the investors in the qualified financing and (ii) $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the Convertible Note). The Convertible Note is convertible upon the occurrence of the following events:

1.	Upon a qualified financing which is an equity financing of at least $2,000,000.
2.	Optionally, upon an equity financing less than $2,000,000.
3.	Optionally after the maturity date.
4.	Upon a change of control.

Subsequent to September 30, 2017, the Company loaned an additional $50,000 to WRLD3D pursuant to the Convertible Promissory Note agreement.

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

	As of September 30,	As of June 30,
	2017	2017

Prepaid Expenses	$725,959	$597,687
Advance Income Tax	1,101,323	1,052,935
Employee Advances	153,456	128,100
Security Deposits	88,173	103,255
Other Receivables	515,197	252,590
Other Assets	356,491	329,319
Total	$2,940,599	$2,463,886

NOTE 9 – REVENUE IN EXCESS OF BILLINGS – LONG TERM

Revenue in excess of billings, net consisted of the following:

	As of September 30,	As of June 30,
	2017	2017

Revenue in excess of billing - long term	$5,483,869	$5,483,869
Present value discount	(258,609)	(310,331)
Net Balance	$5,225,260	$5,173,538

Pursuant to revenue recognition for contract accounting, the Company has recorded revenue in excess of billings long-term for amounts billable after one year. During the three months ended September 30, 2017, the Company accreted $51,722 which is recorded in interest income for the period. The Company used the discounted cash flow method with an interest rate of 3.96%.

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of September 30,	As of June 30,
	2017	2017

Office Furniture and Equipment	$3,882,351	$3,755,710
Computer Equipment	26,647,891	26,693,730
Assets Under Capital Leases	1,577,465	1,965,650
Building	9,164,885	9,243,866
Land	2,397,930	2,428,626
Autos	1,483,206	1,270,339
Improvements	587,033	592,652
Subtotal	45,740,761	45,950,573
Accumulated Depreciation	(26,094,169)	(25,579,870)
Property and Equipment, Net	$19,646,592	$20,370,703

For the three months ended September 30, 2017 and 2016, depreciation expense totaled $728,659 and $899,303, respectively. Of these amounts, $482,786 and $630,206, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of September 30, 2017 and June 30, 2017:

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

	As of September 30,	As of June 30,
	2017	2017
Computers and Other Equipment	$232,497	$309,863
Furniture and Fixtures	145,258	227,914
Vehicles	1,199,710	1,427,873
Total	1,577,465	1,965,650
Less: Accumulated Depreciation - Net	(549,043)	(711,622)
	$1,028,422	$1,254,028

NOTE 11 – OTHER LONG TERM ASSETS

		As of September 30,	As of June 30,
		2017	2017

Investment	(1)	$3,257,759	$3,057,020
Long Term Security Deposits		142,659	154,275
Total		$3,400,418	$3,211,295

(1)	Investment in WRLD3D

On March 2, 2016, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2016. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. Per the agreement, NetSol PK is to provide a minimum of $200,000 of services in each three-month period and the entire balance is required to be provided within three years of the date of the agreement. If NetSol PK fails to provide the future services, it may be required to forfeit the shares back to WRLD3D. As of September 30, the investment earned by NetSol PK is $2,214,209.

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

During the three months ended September 30, 2017 and 2016, NetSol PK provided services valued at $268,300 and $250,582, respectively, which is recorded as services-related party. These services are recorded as accounts receivable until approved by WRLD3D after which the shares are released from restriction. Accounts receivable at September 30, 2017 and June 30, 2017 were $49,120 and $49,646, respectively. Revenue in excess of billing at September 30, 2017 and June 30, 2017 were $80,057 and $80,705, respectively. During the three months ended September 30, 2017 and 2016, NetSol PK services valued at $268,300 and $248,658, respectively, were released from restriction.

NOTE 12 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of September 30,	As of June 30,
	2017	2017

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(3,501,449)	(3,134,488)
Accumulated Amortization	(27,603,627)	(27,067,358)
Net Balance	$16,139,921	$17,043,151

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $16,139,921 will be amortized over the next 5.75 years. Amortization expense for the three months ended September 30, 2017 and 2016 was $690,327 and $700,666, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
September 30, 2018	$2,743,467
September 30, 2019	2,743,467
September 30, 2020	2,743,467
September 30, 2021	2,743,467
September 30, 2022	2,743,467
Thereafter	2,422,586
$16,139,921

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

	As of September 30,	As of June 30,
	2017	2017

Accounts Payable	$1,466,806	$1,466,265
Accrued Liabilities	4,865,906	4,498,958
Accrued Payroll & Taxes	447,549	520,719
Taxes Payable	176,619	174,485
Other Payable	166,268	219,767
Total	$7,123,148	$6,880,194

NOTE 14 – DEBTS

Notes payable and capital leases consisted of the following:

		As of September 30, 2017
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$31,153	$31,153	$-
Bank Overdraft Facility	(2)	216,442	216,442	-
Loan Payable Bank - Export Refinance	(3)	4,716,090	4,716,090	-
Loan Payable Bank - Export Refinance II	(4)	3,301,265	3,301,265	-
Loan Payable Bank - Running Finance	(5)	1,414,827	1,414,827	-
		9,679,777	9,679,777	-
Subsidiary Capital Leases	(6)	644,549	336,920	307,629
		$10,324,326	$10,016,697	$307,629

		As of June 30, 2017
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$87,485	$87,485	$-
Bank Overdraft Facility	(2)	221,379	221,379	-
Loan Payable Bank - Export Refinance	(3)	4,776,461	4,776,461	-
Loan Payable Bank - Export Refinance II	(4)	1,910,585	1,910,585	-
Loan Payable Bank - Running Finance	(5)	2,865,877	2,865,877	-
		9,861,787	9,861,787	-
Subsidiary Capital Leases	(6)	727,770	361,008	366,762
		$10,589,557	$10,222,795	$366,762

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance, Errors and Omissions (“E&O”) liability insurance and some account payables, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 4.8% to 7.69% as of September 30, 2017 and June 30, 2017.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $400,000. The annual interest rate was 4.75% as of September 30, 2017. Total outstanding balance as of September 30, 2017 was £162,332 or approximately $216,442. Interest expense for three months ended September 30, 2017 and 2016, was $2,054 and $Nil, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2017, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $4,716,090 at September 30, 2017 and June 30, 2017. The interest rate for the loans was 3% at September 30, 2017 and June 30, 2017. Interest expense for the three months ended September 30, 2017 and 2016 was $35,898 and $29,065, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of September 30, 2017, NetSol PK was in compliance with this covenant.

(4) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 350,000,000 or $3,301,265 and Rs. 200,000,000 or $1,910,585, at September 30, 2017 and June 30, 2017, respectively. The interest rate for the loans was 3% at September 30, 2017 and June 30, 2017. Interest expense for the three months ended September 30, 2017 and 2016 was $22,122 and $Nil, respectively.

(5) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 150,000,000 or $1,414,827 and Rs. 300,000,000 or $2,865,877, at September 30, 2017 and June 30, 2017, respectively. The interest rate for the loans was 8.13% at September 30, 2017 and June 30, 2017. Interest expense for the three months ended September 30, 20147 and 2016 was $44,095 and $Nil, respectively.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of September 30, 2017, NetSol PK was in compliance with these covenants.

(6) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2022. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2017 and 2016.

Following is the aggregate minimum future lease payments under capital leases as of September 30, 2017:

Amount
Minimum Lease Payments
Due FYE 9/30/18	$372,280
Due FYE 9/30/19	262,626
Due FYE 9/30/20	53,872
Due FYE 9/30/21	6,486
Due FYE 9/30/22	541
Total Minimum Lease Payments	695,805
Interest Expense relating to future periods	(51,256)
Present Value of minimum lease payments	644,549
Less: Current portion	(336,920)
Non-Current portion	$307,629

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 15 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2017, the Company issued 13,068 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $81,675.

During the three months ended September 30, 2017, the Company issued 9,699 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $55,080.

During the three months ended September 30, 2017, the Company issued 49,204 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $302,553.

During the three months ended September 30, 2017, the Company collected subscription receivable of $23,585 related to the exercise of stock options in previous years.

During the three months ended September 30, 2017, the Company received $138,800 pursuant to a stock option agreement for the exercise of 35,773 shares of common stock at price of $3.88 per share.

During the three months ended September 30, 2017, the Company purchased 111,780 of shares of its common stock from open market at an average price of $4.48 per share.

NOTE 16 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:

	# of shares	Weighted Ave Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2016	610,133	$4.90	0.99	$799,030
Granted	79,838	$4.53
Exercised	(84,838)	$4.49
Expired / Cancelled	(130,000)	$7.50
Outstanding and exercisable, June 30, 2017	475,133	$4.20	1.05	$8,413
Granted	-	-
Exercised	(35,773)	$3.88
Expired / Cancelled	(1,000)	$16.00
Outstanding and exercisable, September 30, 2017	438,360	$4.20	0.81	$-

The following table summarizes information about stock options and warrants outstanding and exercisable at September 30, 2017.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$3.88	384,898	0.74	$3.88
$6.50	53,462	1.35	$6.50
Totals	438,360	0.81	$4.20

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2016	630,228	$6.07
Granted	222,146	$5.92
Forfeited / Cancelled	(5,000)	$5.55
Vested	(427,175)	$5.90
Unvested, June 30, 2017	420,199	$6.07
Vested	(71,971)	$5.90
Unvested, September 30, 2017	348,228	$6.16

For the three months ended September 30, 2017 and 2016, the Company recorded compensation expense of $427,809 and $865,456, respectively. The compensation expense related to the unvested stock grants as of September 30, 2017 was $2,137,629 which will be recognized during the fiscal years 2018 through 2022.

NOTE 17 – CONTINGENCIES

On April 7, 2017, Conister Bank Limited filed a complaint in the High Court of Justice Chancery Division, as claim no. HC-2017-001045 against our subsidiary, Virtual Lease Services Limited (“VLS”). The complaint alleges that VLS was in willful default of their agreements with Conister Bank Limited by failing to fulfill its obligations under the agreements with Conister. The complaint alleges damages in excess of £200,000 (approximately $266,667). VLS has responded to the complaint and its expenses are currently covered by available insurance. VLS denies all claims and intends to vigorously defend the action.

NOTE 18 – OPERATING SEGMENTS

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The following table presents a summary of identifiable assets as of September 30, 2017 and June 30, 2017:

	As of September 30,	As of June 30,
	2017	2017
Identifiable assets:
Corporate headquarters	$3,398,876	$2,922,514
North America	5,736,535	6,717,366
Europe	5,922,323	6,056,514
Asia - Pacific	83,422,229	83,980,936
Consolidated	$98,479,963	$99,677,330

The following table presents a summary of investment under equity method as of September 30, 2017 and June 30, 2017:

	As of September 30,	As of June 30,
	2017	2017
Investment in WRLD3D:
Corporate headquarters	$1,091,752	$1,111,111
Asia - Pacific	2,166,007	1,945,909
Consolidated	$3,257,759	$3,057,020

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2017	2016
		Restated
Revenues from unaffiliated customers:
North America	$848,072	$1,841,431
Europe	1,447,824	1,206,049
Asia - Pacific	8,789,932	11,736,829
	11,085,828	14,784,309
Revenue from affiliated customers
Europe	601,192	736,685
Asia - Pacific	1,131,756	1,555,475
	1,732,948	2,292,160
Consolidated	$12,818,776	$17,076,469

Intercompany revenue
Europe	$102,475	$136,127
Asia - Pacific	376,937	459,951
Eliminated	$479,412	$596,078

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,037,924)	$(1,629,517)
North America	(295,646)	267,892
Europe	99,390	(100,288)
Asia - Pacific	1,052,915	1,845,016
Consolidated	$(181,265)	$383,103

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The following table presents a summary of capital expenditures for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2017	2016
Capital expenditures:
North America	$-	$4,103
Europe	76,809	195,180
Asia - Pacific	251,354	355,590
Consolidated	$328,163	$554,873

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2017

NetSol PK	33.80%	$12,708,487
NetSol-Innovation	49.90%	1,734,427
VLS, VLSH & VLSIL Combined	49.00%	307,320
NetSol Thai	0.006%	(84)
Total		$14,750,150

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2017

NetSol PK	33.80%	$12,887,938
NetSol-Innovation	49.90%	1,599,734
VLS, VLHS & VLSIL Combined	49.00%	311,502
NetSol Thai	0.006%	(92)
Total		$14,799,082

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s Form 10-Q for the nine months ended March 31, 2017, misstatements were identified in the previous financial statements relating to the recording of revenue in the proper period. The restated financial statements for the periods affected were disclosed in Note 19 of the Notes to Condensed Consolidated Financial Statement contained in the Company’s Form 10-Q for the nine months ended March 31, 2017.

On December 21, 2015, the Company signed a 10-year contract for a 12-country installation of its NFS Ascent product which included a perpetual license, continued maintenance on the existing product and then maintenance on NFS Ascent upon installation. The Company did not appropriately apply the percentage-of-completion method for this arrangement in accordance with ASC 605-35. As a result, for quarter ended September 30, 2016, license revenue was understated by $1,953,935 and for the quarter ended December 31, 2016, license revenue was overstated by $1,580,529.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The Company charges maintenance revenue on the license value plus any additional customization that the customer may require. For one customer, the Company did not increase the maintenance fee for the additional customization that was performed during the year. This resulted in an understatement of maintenance revenue of $120,976 for the quarter ended September 30, 2016 and an overstatement of maintenance revenue of $198,797 for the quarter ended December 31, 2016.

The following tables present the restated financial statements for the quarter ended September 30, 2016.

	Balance Sheet As of September 30, 2016
	As Originally Presented	Amount of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,156,437		$11,156,437
Accounts receivable, net of allowance of $500,853 and $492,498	7,142,255		7,142,255
Accounts receivable, net - related party	5,384,573		5,384,573
Revenues in excess of billings	13,358,858	2,074,911	15,433,769
Revenues in excess of billings - related party	682,049		682,049
Other current assets	3,192,425		3,192,425
Total current assets	40,916,597	2,074,911	42,991,508
Restricted cash	90,000		90,000
Property and equipment, net	22,612,752		22,612,752
Other assets	1,604,731		1,604,731
Intangible assets, net	19,326,259		19,326,259
Goodwill	9,516,568		9,516,568
Total assets	$94,066,907	$2,074,911	$96,141,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,389,128		$6,389,128
Current portion of loans and obligations under capitalized leases	4,408,173		4,408,173
Unearned revenues	4,419,692		4,419,692
Common stock to be issued	88,324		88,324
Total current liabilities	15,305,317	-	15,305,317
Long term loans and obligations under capitalized leases; less current maturities	539,859		539,859
Total liabilities	15,845,176	-	15,845,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 10,882,281 shares issued and 10,855,002 outstanding as of September 30, 2016 and 10,713,372 shares issued and 10,686,093 outstanding as of June 30, 2016	108,823		108,823
Additional paid-in-capital	122,367,231		122,367,231
Treasury stock (27,279 shares)	(415,425)		(415,425)
Accumulated deficit	(39,089,079)	1,379,608	(37,709,471)
Stock subscription receivable	(602,811)		(602,811)
Other comprehensive loss	(17,960,133)		(17,960,133)
Total NetSol stockholders’ equity	64,408,606	1,379,608	65,788,214
Non-controlling interest	13,813,125	695,303	14,508,428
Total stockholders’ equity	78,221,731	2,074,911	80,296,642
Total liabilities and stockholders’ equity	$94,066,907	$2,074,911	$96,141,818

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

NOTE 21 - SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company loaned an additional $50,000 to WRLD3D pursuant to the Convertible Promissory Note agreement. (See Note 7)

Pursuant to the Company’s stock buyback plan, the Company repurchased 27,495 shares of our common stock from the open market at an average price of $3.65 per share. Total shares purchased on this buyback plan to date is 139,275 at an average price of $4.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2017. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2017, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

NFS Ascent™

NFS Ascent™ is the Company’s next-generation platform, offering a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s™ architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 30 years. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment. At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multibillion dollar lease portfolios under various generally accepted accounting principles (GAAP), as well as international financial reporting standards (IFRS). NFS Ascent™, with its distributed and clustered deployment across parallel application and high-volume data servers, enables finance companies to process voluminous data in a hyper speed environment. NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security.

NFS Digital

NetSol launched NFS digital in 2014. It enables a sales force for the finance and leasing company across different channels such as point of sale, field investigation and auditing, and allows end customers to access their contract details through a self-service mobile application. NFS digital includes mAccount, mPOS, mDealer, mAuditor, and Mobile Field Investigator (mFI).

LeasePak

In North America, NTA has and continues to develop the LeasePak CMS product. LeasePak streamlines the lease management lifecycle, enabling superior lease and loan portfolio management, flexible financial products (lease or loan terms) and sophisticated financial analysis and management to reducing operating costs and improve profits. It is scalable from a basic offering to a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and varying complexity of operations. It is part of the vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. It handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options and asset disposition. It is also integrated with important partners in the asset-finance ecosystem, such as Vertex Series O.

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

Highlights

Listed below are a few of NetSol’s major successes achieved in the three months ended September 30, 2017:

●	We amended the 12 county NFS Ascent™ contract securing 7.7 million Euros (approximately $9.06 million) in future revenues in addition to what was previously projected from the customer. The revenue will be recognized over the contract term as the support services are performed.
●	Pursuant to the 12 country NFS Ascent™ contract, we successfully implemented the Loan Origination System and the Wholesale Financial System in Thailand and Korea, respectively.
●	Pursuant to the 12 country NFS Ascent™ contract, we delivered the first major release of NFS Ascent™ to China.

●	An increase in software modification requests from some of our existing customers spread across the various regions contributed reasonably to the revenues for the quarter. A trend which is believed will be continued in the following quarters.
●	We signed a chargeable proof of concept agreement with one of the oldest and largest banks in Australia. The proof of concept project will add to our revenues and assist us in making further progress in the selection process for our NFS Ascent™ product.
●	Mizhou Balimore, a Japanese bank in Indonesia, went live with the first phase of its NFS Ascent™ digital solution.
●	Our existing customer, an auto finance company of a leading bank in Indonesia, kicked off its leasing project. We believe that this is likely to help increase revenues in the following quarters of the current fiscal year. This kick off has further strengthened our relationship with this Indonesian business partner paving the way for further success in the market. Additionally, all the branches of the same business partner successfully went live with NFS Ascent™ during the first quarter of the current fiscal year culminating into a maturing and long-standing delivery commitment.
●	NFS Ascent™ and Ascent Digital continue to generate interest across all major regions and industries as some significant new prospects have come through the pipeline, further strengthening projections and forecasts. Revenue will also be boosted as customization requests grow in addition to new business volume.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly auto and banking markets.
●	Robust Chinese markets as asset based leasing and finance sector are far from maturity levels.
●	Latin American markets, primarily in Mexico, remain largely untapped.
●	Pakistan economy growth in gross domestic product reached 4.7% in 2016, according to the Pakistan Bureau of Statistics; and improved credit ratings by Bloomberg, S&P, Moody’s and Forbes Pakistan security and geopolitical environment has improved.
●	China investment or CPEC (China Pakistan Economic Corridor) has exceeded $50 billion from originally $46 billion in Pakistan on energy and infrastructure projects.
●	Continuous strong U.S. auto sales in excess of 17 million units in 2016 according to Autonews.com.
●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.
●	Continued interest from Fortune 500 multinational auto captives and global companies in NetSol Ascent™.
●	Growing interest from existing clients in the NFS™ legacy systems in emerging and developing markets.
●	Growing demand and traction for upgrading to NFS Ascent™ by existing tier one auto captive clients.

Negative trends:

●	Growing Global terrorism and extremism threats in European countries.
●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.
●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.
●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2017 compared to September 30, 2016

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended September 30, 2017 and 2016 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2017	%	2016	%
			Restated
Net Revenues:
License fees	$326,066	2.54%	$5,453,795	31.94%
Maintenance fees	3,473,725	27.10%	3,523,797	20.64%
Services	7,017,737	54.75%	5,556,135	32.54%
License fees - related party	44,408	0.35%	246,957	1.45%
Maintenance fees - related party	102,963	0.80%	130,631	0.76%
Services - related party	1,853,877	14.46%	2,165,154	12.68%
Total net revenues	12,818,776	100.00%	17,076,469	100.00%

Cost of revenues:
Salaries and consultants	5,464,160	42.63%	5,893,349	34.51%
Travel	513,112	4.00%	711,895	4.17%
Depreciation and amortization	1,173,113	9.15%	1,330,872	7.79%
Other	856,582	6.68%	972,338	5.69%
Total cost of revenues	8,006,967	62.46%	8,908,454	52.17%

Gross profit	4,811,809	37.54%	8,168,015	47.83%
Operating expenses:
Selling and marketing	1,711,296	13.35%	2,344,038	13.73%
Depreciation and amortization	245,873	1.92%	269,097	1.58%
General and administrative	3,787,558	29.55%	4,619,196	27.05%
Research and development cost	185,085	1.44%	92,932	0.54%
Total operating expenses	5,929,812	46.26%	7,325,263	42.90%

Income (loss) from operations	(1,118,003)	-8.72%	842,752	4.94%
Other income and (expenses)
Gain (loss) on sale of assets	(7,130)	-0.06%	(2,403)	-0.01%
Interest expense	(118,071)	-0.92%	(54,475)	-0.32%
Interest income	136,911	1.07%	30,440	0.18%
Gain (loss) on foreign currency exchange transactions	1,016,362	7.93%	(414,896)	-2.43%
Share of net loss from equity investment	(67,562)	-0.53%	-	0.00%
Other income (expense)	1,099	0.01%	21,560	0.13%
Total other income (expenses)	961,609	7.50%	(419,774)	-2.46%

Net income (loss) before income taxes	(156,394)	-1.22%	422,978	2.48%
Income tax provision	(24,871)	-0.19%	(39,875)	-0.23%
Net income (loss)	(181,265)	-1.41%	383,103	2.24%
Non-controlling interest	(188,233)	-1.47%	(769,214)	-4.50%
Net income (loss) attributable to NetSol	$(369,498)	-2.88%	$(386,111)	-2.26%

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 18 “Operating Segments” within the Notes to the Condensed Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

					Favorable	Favorable	Total
	For the Three Months				(Unfavorable)	(Unfavorable)	Favorable
	Ended September 30,				Change in	Change due to	(Unfavorable)
	2017	%	2016	%	Constant	Currency	Change as
			Restated		Currency	Fluctuation	Reported

Net Revenues:	$12,818,776	100.00%	$17,076,469	100.00%	$(4,146,789)	$(110,904)	$(4,257,693)
							-
Cost of revenues:	8,006,967	62.46%	8,908,454	52.17%	796,528	104,959	901,487-
							-
Gross profit	4,811,809	37.54%	8,168,015	47.83%	(3,350,261)	(5,945)	(3,356,206)
							-
Operating expenses:	5,929,812	46.26%	7,325,263	42.90%	1,367,030	28,421	1,395,451-
							-
Income (loss) from operations	$(1,118,003)	-8.72%	$842,752	4.94%	$(1,983,231)	$22,476	$(1,960,755)

Net revenues for the quarter ended September 30, 2017 and 2016 are broken out among the segments as follows:

	2017		2016
	Revenue	%	Revenue Restated	%

North America	$848,072	6.62%	$1,841,431	10.78%
Europe	2,049,016	15.98%	1,942,734	11.38%
Asia-Pacific	9,921,688	77.40%	13,292,304	77.84%
Total	$12,818,776	100.00%	$17,076,469	100.00%

Revenues

License fees

License fees for the three months ended September 30, 2017 were $326,066 compared to $5,453,795 for the three months ended September 30, 2016 reflecting a decrease of $5,127,729 with a change in constant currency of $5,127,729. The decrease in license revenue for the fiscal three months ended September 30, 2017 compared to 2016 is primarily due to the decrease of license revenue recognized for the 12 country NFS Ascent™ contract. During the current quarter, we had license revenues through sales of our regional offerings in the U.S. and the U.K.

License fees – related party

License fees from related party for the three months ended September 30, 2017 were $44,408 compared to $246,957 for the three months ended September 30, 2016 reflecting a decrease of $202,549 with a change in constant currency of $202,549.

Maintenance fees

Maintenance fees for the three months ended September 30, 2017 were $3,473,725 compared to $3,523,797 for the three months ended September 30, 2016 reflecting a slight decrease of $50,072 with a change in constant currency of $54,733. Maintenance fees begin once a customer has “gone live” with our product. The decrease was due to some customers not renewing their maintenance agreements for certain legacy products. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the three months ended September 30, 2017 were $102,963 compared to $130,631 for the three months ended September 30, 2016 reflecting a decrease of $27,668 with a change in constant currency of $27,668. The decrease was due to the fluctuation in usage of active users.

Services

Services income for the three months ended September 30, 2017 was $7,017,737 compared to $5,556,135 for the three months ended September 30, 2016 reflecting an increase of $1,461,602 with a change in constant currency of $1,459,197. The services revenue increase was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended September 30, 2017 was $1,853,877 compared to $2,165,154 for the three months ended September 30, 2016 reflecting a decrease of $311,277 with a change in constant currency of $294,483. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $423,000 off set by an increase of approximately $94,000 and $17,000 in service revenue related to services performed for Investec and WRLD3D, respectively.

Gross Profit

The gross profit was $4,811,809, for the three months ended September 30, 2017 as compared with $8,168,015 for the three months ended September 30, 2016. This is a decrease of $3,356,206 with a decrease in constant currency of $3,451,437. The gross profit percentage for the three months ended September 30, 2017 also decreased to 37.5% from 47.8% for the three months ended September 30, 2016. The cost of sales was $8,006,967 for the three months ended September 30, 2017 compared to $8,908,454 for the three months ended September 30, 2016 for a decrease of $901,487 and on a constant currency basis a decrease of $796,528. As a percentage of sales, cost of sales increased from 52.2% for the three months ended September 30, 2016 to 62.5% for the three months ended September 30, 2017.

Salaries and consultant fees decreased by $429,189 from $5,893,349 for the three months ended September 30, 2016 to $5,465,160 for the three months ended September 30, 2017 and on a constant currency basis decreased $342,313. The decrease in salaries and consultant fees is due to the right sizing of technical employees at key locations including Pakistan, Thailand, China, UK and North America. As a percentage of sales, salaries and consultant expense increased from 34.5% for the three months ended September 30, 2016 to 42.6% for the three months ended September 30, 2017.

Depreciation and amortization expense decreased to $1,173,113 compared to $1,330,872 for the three months ended September 30, 2016 or a decrease of $157,759 and on a constant currency basis a decrease of $140,344. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $5,929,812 for the three months ended September 30, 2017 compared to $7,325,263, for the three months ended September 30, 2016 for a decrease of 19.0% or $1,395,451 and on a constant currency basis a decrease of 18.7% or $1,365,992. As a percentage of sales, it increased from 42.9% to 46.3%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, salaries and wages, depreciation, and professional services.

Selling and marketing expenses decreased $632,742 or 27.0% and on a constant currency basis a decrease of $629,080 or 26.8%. The decrease in selling and marketing expenses is due to reduction in staff, decrease in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $3,787,558 for the three months ended September 30, 2017 compared to $4,619,196 at September 30, 2016 or a decrease of $831,638 or 18.0% and on a constant currency basis a decrease of $811,277 or 17.56%. During the three months ended September 30, 2017, salaries decreased by approximately $896,956 or $869,131 on a constant currency basis due to the decrease in the number of employees, minimal annual raises, less share grants and options, offset by an increase in other general and administrative expenses of approximately $72,971 or $65,634 on a constant currency basis.

Income/Loss from Operations

Loss from operations was $1,118,003 for the three months ended September 30, 2017 compared to income of $842,752 for the three months ended September 30, 2016. This represents a decrease of $1,960,755 with a decrease of 1,983,231 on a constant currency basis for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. As a percentage of sales, loss from operations was 8.7% for the three months ended September 30, 2017 compared to income of 4.9% for the three months ended September 30, 2016.

Net Loss

Net loss was $369,498 for the three months ended September 30, 2017 compared to $386,111 for the three months ended September 30, 2016. This is a decrease of $16,613 with an increase of $2,719 on a constant currency basis, compared to the prior year. For the three months ended September 30, 2017, net loss per share was $0.03 for basic and diluted shares compared to $0.04 for basic and diluted shares for the three months ended September 30, 2016.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three months ended September 30, 2017 and 2016 are as follows:

		Three Months
	Three Months	Ended
	Ended September 30, 2017	September 30, 2016 Restated

Net Income (loss) before preferred dividend, per GAAP	$(369,498)	$(386,111)
Non-controlling interest	188,233	769,214
Income taxes	24,871	39,875
Depreciation and amortization	1,418,986	1,599,969
Interest expense	118,071	54,475
Interest (income)	(136,911)	(30,440)
EBITDA	$1,243,752	$2,046,982
Add back:
Non-cash stock-based compensation	427,809	865,456
Adjusted EBITDA, gross	$1,671,561	$2,912,438
Less non-controlling interest (a)	(701,864)	(1,633,243)
Adjusted EBITDA, net	$969,697	$1,279,195

Weighted Average number of shares outstanding
Basic	11,099,113	10,697,425
Diluted	11,130,824	10,861,290

Basic adjusted EBITDA	$0.09	$0.12
Diluted adjusted EBITDA	$0.09	$0.12

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$188,233	$769,214
Income Taxes	10,478	13,874
Depreciation and amortization	467,182	825,866
Interest expense	39,072	18,342
Interest (income)	(45,157)	(16,450)
EBITDA	$659,808	$1,610,846
Add back:
Non-cash stock-based compensation	42,056	22,397
Adjusted EBITDA of non-controlling interest	$701,864	$1,633,243

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $8,554,815 at September 30, 2017, compared to $14,172,954 at June 30, 2017.

Net cash used in operating activities was $4,152,240 for the three months ended September 30, 2017 compared to $217,529 for the three months ended September 30, 2016. At September 30, 2017, we had current assets of $44,461,204 and current liabilities of $20,884,760. We had accounts receivable of $10,081,450 at September 30, 2017 compared to $8,228,141 at June 30, 2017. We had revenues in excess of billings of $27,409,600 at September 30, 2017 compared to $24,380,632 at June 30, 2017 of which $5,225,260 and $5,173,538 is shown as long term as of September 30, 2017 and June 30, 2017, respectively. The long-term portion is discounted by $258,609 and $310,331 at September 30, 2017 and June 30, 2017, respectively, using the discounted cash flow method with an interest rate of 3.96% which is NetSol PK’s weighted average borrowing rate at June 30, 2017. During the three months ended September 30, 2017, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $4,882,277 from $32,608,773 at June 30, 2017 to $37,491,050 at September 30, 2017. The increase is due to recognition of revenue according to progress of contracts. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,123,148 and $10,016,697, respectively at September 30, 2017.

The average days sales outstanding for the three months ended September 30, 2017 and 2016 were 251 and 145 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used in investing activities was $712,140 for the three months ended September 30, 2017, compared to $958,610 for the three months ended September 30, 2016. We had purchases of property and equipment of $328,163 compared to $554,873 for the comparable period last fiscal year. For the three months ended September 30, 2017, we invested $500,000 in a short-term convertible note receivable from WRLD3D. For the three months ended September 30, 2017, we invested $nil in WRLD3D compared to $555,555 for the three months ended September 30, 2016.

Net cash used in financing activities was $486,985, compared to net cash provided by financing activities $241,757 for the three months ended September 30, 2017, and 2016, respectively. The three months ended September 30, 2017 included the cash inflow of $162,385 from the exercising of stock options and warrants compared to $276,861 for the same period last year. We purchased 111,780 of our common stock from the open market at an average price of $4.48 per share. During the three months ended September 30, 2017, we had net payments for bank loans and capital leases of $148,707 compared to $49,117 for the three months ended September 30, 2016. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long term funding requirements. These loans will become due at different maturity dates as described in Note 14 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2017, we had approximately $8.55 million of cash, cash equivalents and marketable securities of which approximately $6.77 million is held by our foreign subsidiaries. As of June 30, 2017, we had approximately $14.17 million of cash, cash equivalents and marketable securities of which approximately $11.56 million is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future, and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing $2 million for APAC, U.S. and Europe new business development activities and infrastructure enhancements, which we expect to provide from current operations.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($400,000) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($4,716,090) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 350 million ($3,301,265) and a running finance facility of Rs. 150 million ($1,414,827) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

The material weakness relates to the lack of qualified Internal Audit resources dedicated to documenting and testing legacy accounting systems and Corporate functions.

The Company is in the process of remediating the material weakness, including, but not limited to, by continuing the implementation of a leading cloud-based global ERP system, as approved by the Company’s Board in fiscal year 2016, which is already live in certain locations, and is expected to be completed by June 30, 2018. Further, the Company engaged an internal audit consulting firm to advise and assist with the remediation and internal control improvements, including to assist with the expansion and training of the Company’s internal audit function, and to augment corporate oversight and internal audit coverage.

Changes in Internal Control over Financial Reporting

Except for progress made in the remediation actions described above, there were no changes in our internal controls over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On April 7, 2017, Conister Bank Limited filed a complaint in the High Court of Justice Chancery Division, as claim no. HC-2017-001045 against our subsidiary, Virtual Lease Services Limited (“VLS”). The complaint alleges that VLS was in willful default of their agreements with Conister Bank Limited by failing to fulfill its obligations under the agreements with Conister. The complaint alleges damages in excess of £200,000 (approximately $266,667). VLS has responded to the complaint and its expenses are currently covered by available insurance. VLS denies all claims and intends to vigorously defend the action.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made during the quarter ended September 30, 2017:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Jul-17	20,247	$4.32	20,247	-
Aug-17	91,533	$4.51	111,780	-
Sep-17	-	$-	-	-
Total	111,780	$4.48	111,780	1,000,000

On July 18, 2017, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock through December 15, 2017. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.

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

NETSOL TECHNOLOGIES, INC.

Date: November 9, 2017	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date: November 9, 2017	/s/Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer