Form 10-Q
period 2017-12-31
NETSOL TECHNOLOGIES INC
filed 2018-02-13
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

[  ] For the transition period from __________ to __________

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	95-4627685
(State or other Jurisdiction of	(I.R.S. Employer NO.)
Incorporation or Organization)

23975 Park Sorrento, Suite 250, Calabasas, CA 91302
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

Yes [  ] No [X]

The issuer had 11,395,401 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of February 10, 2018.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31,	As of June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,004,650	$14,172,954
Accounts receivable, net of allowance of $347,413 and $571,511	19,106,677	6,583,199
Accounts receivable, net - related party	2,582,403	1,644,942
Revenues in excess of billings	16,094,026	19,126,389
Revenues in excess of billings - related party	107,562	80,705
Convertible note receivable - related party	750,000	200,000
Other current assets	2,819,183	2,463,886
Total current assets	51,464,501	44,272,075
Restricted cash	90,000	90,000
Revenues in excess of billings, net - long term	6,668,854	5,173,538
Property and equipment, net	18,443,494	20,370,703
Other assets	3,543,315	3,211,295
Intangible assets, net	14,810,605	17,043,151
Goodwill	9,516,568	9,516,568
Total assets	$104,537,337	$99,677,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,560,298	$6,880,194
Current portion of loans and obligations under capitalized leases	10,133,100	10,222,795
Unearned revenues	10,082,346	3,925,702
Common stock to be issued	88,324	88,324
Total current liabilities	27,864,068	21,117,015
Loans and obligations under capitalized leases; less current maturities	250,883	366,762
Total liabilities	28,114,951	21,483,777
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,395,401 shares issued and 11,221,347 outstanding as of December 31, 2017 and 11,225,385 shares issued and 11,190,606 outstanding as of June 30, 2017	113,954	112,254
Additional paid-in-capital	125,354,035	124,409,998
Treasury stock (At cost, 174,054 shares and 34,779 shares as of December 31, 2017 and June 30, 2017, respectively)	(1,055,330)	(454,310)
Accumulated deficit	(42,036,467)	(42,301,390)
Stock subscription receivable	(221,000)	(297,511)
Other comprehensive loss	(20,276,030)	(18,074,570)
Total NetSol stockholders’ equity	61,879,162	63,394,471
Non-controlling interest	14,543,224	14,799,082
Total stockholders’ equity	76,422,386	78,193,553
Total liabilities and stockholders’ equity	$104,537,337	$99,677,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016
		Restated		Restated
Net Revenues:
License fees	$235,932	$3,769,557	$561,998	$9,223,352
Maintenance fees	3,568,448	3,588,899	7,042,173	7,112,696
Services	9,087,191	6,619,158	16,104,928	12,175,293
License fees - related party	217,105	-	261,513	246,957
Maintenance fees - related party	101,251	51,345	204,214	181,976
Services - related party	1,236,508	1,829,827	3,090,385	3,994,981
Total net revenues	14,446,435	15,858,786	27,265,211	32,935,255

Cost of revenues:
Salaries and consultants	5,362,092	5,979,804	10,826,252	11,873,153
Travel	287,901	836,240	801,013	1,548,135
Depreciation and amortization	1,168,103	1,318,764	2,341,216	2,649,636
Other	939,986	1,065,727	1,796,568	2,038,065
Total cost of revenues	7,758,082	9,200,535	15,765,049	18,108,989

Gross profit	6,688,353	6,658,251	11,500,162	14,826,266

Operating expenses:
Selling and marketing	1,932,140	2,713,478	3,643,436	5,057,516
Depreciation and amortization	222,785	271,485	468,658	540,582
Provision for bad debts	-	1,026	-	1,026
General and administrative	4,026,706	3,932,387	7,814,264	8,551,583
Research and development cost	189,891	91,607	374,976	184,539
Total operating expenses	6,371,522	7,009,983	12,301,334	14,335,246

Income from operations	316,831	(351,732)	(801,172)	491,020

Other income and (expenses)
Loss on sale of assets	(8,939)	(32,339)	(16,069)	(34,742)
Interest expense	(109,675)	(62,127)	(227,746)	(116,602)
Interest income	115,570	23,416	252,481	53,856
Gain (loss) on foreign currency exchange transactions	1,737,967	(621,887)	2,754,329	(1,036,783)
Share of net loss from equity investment	(203,336)	-	(270,898)	-
Other income	14,511	6,823	15,610	28,383
Total other income (expenses)	1,546,098	(686,114)	2,507,707	(1,105,888)

Net income (loss) before income taxes	1,862,929	(1,037,846)	1,706,535	(614,868)
Income tax provision	(200,927)	(338,884)	(225,798)	(378,759)
Net income (loss)	1,662,002	(1,376,730)	1,480,737	(993,627)
Non-controlling interest	(1,027,581)	(791,664)	(1,215,814)	(1,560,878)
Net income (loss) attributable to NetSol	$634,421	$(2,168,394)	$264,923	$(2,554,505)

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.06	$(0.20)	$0.02	$(0.24)
Diluted	$0.06	$(0.20)	$0.02	$(0.24)

Weighted average number of shares outstanding
Basic	11,159,075	10,877,446	11,115,346	10,783,685
Diluted	11,171,543	10,877,446	11,127,814	10,783,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016
		Restated		Restated
Net income (loss)	$634,421	$(2,168,394)	$264,923	$(2,554,505)
Other comprehensive income (loss):
Translation adjustment	(2,453,890)	(944,837)	(3,279,634)	149,237
Translation adjustment attributable to non-controlling interest	841,009	276,575	1,078,174	(47,138)
Net translation adjustment	(1,612,881)	(668,262)	(2,201,460)	102,099
Comprehensive income (loss) attributable to NetSol	$(978,460)	$(2,836,656)	$(1,936,537)	$(2,452,406)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2017	2016
		Restated
Cash flows from operating activities:
Net income (loss)	$1,480,737	$(993,627)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,809,874	3,190,218
Provision for bad debts	-	1,026
Share of net loss from investment under equity method	270,898	-
Loss on sale of assets	16,069	34,742
Stock based compensation	833,530	1,525,775
Fair market value of warrants and stock options granted	-	21,804
Changes in operating assets and liabilities:
Accounts receivable	(13,231,059)	3,678,110
Accounts receivable - related party	(1,637,829)	829,285
Revenues in excess of billing	602,676	(7,592,495)
Revenues in excess of billing - related party	(32,308)	285,791
Other current assets	(524,547)	585,147
Accounts payable and accrued expenses	887,824	334,241
Unearned revenue	6,469,146	(1,830,619)
Net cash provided by (used in) operating activities	(2,054,989)	69,398

Cash flows from investing activities:
Purchases of property and equipment	(543,123)	(1,074,316)
Sales of property and equipment	193,241	181,087
Convertible note receivable - related party	(500,000)	-
Investment in WRLD3D	(50,000)	(705,555)
Net cash used in investing activities	(899,882)	(1,598,784)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	215,311	429,452
Proceeds from exercise of subsidiary options	7,755	18,089
Purchase of treasury stock	(601,020)	(38,885)
Dividend paid by subsidiary to non-controlling interest	(417,853)	(968,657)
Proceeds from bank loans	708,457	-
Payments on capital lease obligations and loans - net	(361,814)	(69,998)
Net cash used in financing activities	(449,164)	(629,999)
Effect of exchange rate changes	(764,269)	107,241
Net decrease in cash and cash equivalents	(4,168,304)	(2,052,144)
Cash and cash equivalents, beginning of the period	14,172,954	11,557,527
Cash and cash equivalents, end of period	$10,004,650	$9,505,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2017	2016
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$189,769	$123,682
Taxes	$226,098	$77,414

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in WRLD3D	$553,678	$549,621
Assets acquired under capital lease	$113,220	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Virtual Lease Services Holdings Limited (“VLSH”)

Virtual Lease Services Limited (“VLS”)

Virtual Lease Services (Ireland) Limited (“VLSIL”)

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

	For the Three Months		For the Six Months
	Ended December 31, 2016		Ended December 31, 2016
	Originally reported	Reclassified	Originally reported	Reclassified

Net Revenues:
Services	$6,984,084	$6,619,158	$12,790,801	$12,175,293
Services - related party	1,464,901	1,829,827	3,379,473	3,994,981
	$8,448,985	$8,448,985	$16,170,274	$16,170,274

Operating expenses:
Provision for bad debts	$-	$1,026	$-	$1,026
General and administrative	3,933,413	3,932,387	8,552,609	8,551,583
	$3,933,413	$3,933,413	$8,552,609	$8,552,609

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of December 31, 2017, and June 30, 2017, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $8,463,863 and $11,564,343, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2017, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenue in excess of billing - long term	$-	$-	$6,668,854	$6,668,854
Total	$-	$-	$6,668,854	$6,668,854

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2017, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenue in excess of billing - long term	$-	$-	$5,173,538	$5,173,538
Total	$-	$-	$5,173,538	$5,173,538

The reconciliation from June 30, 2017 to December 31, 2017 is as follows:

	Revenue in excess of billing - long term	Fair value discount	Total
Balance at June 30, 2017	$5,483,869	$(310,331)	$5,173,538
Additions	1,469,379	$(85,057)	1,384,322
Amortization during the period	-	110,994	110,994
Balance at December 31, 2017	$6,953,248	$(284,394)	$6,668,854

The Company applied the discounted cash flow method to calculate the fair value and used NetSol PK’s weighted average borrowing rate, ranging from 3.93% to 4.43%.

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

DECEMBER 31, 2017

(UNAUDITED)

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

DECEMBER 31, 2017

(UNAUDITED)

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

The components of basic and diluted earnings per share were as follows:

	For the three months ended December 31, 2017			For the six months ended December 31, 2017
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$634,421	11,159,075	$0.06	$264,923	11,115,346	$0.02
Effect of dilutive securities
Stock options	-	12,468	-	-	12,468	-
Diluted income per share	$634,421	11,171,543	$0.06	$264,923	11,127,814	$0.02

	For the three months ended December 31, 2016			For the six months ended December 31, 2016
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	Restated		Restated	Restated		Restated
Basic loss per share:
Net loss available to common shareholders	$(2,168,394)	10,877,446	$(0.20)	$(2,554,505)	10,783,685	$(0.24)
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Diluted loss per share	$(2,168,394)	10,877,446	$(0.20)	$(2,554,505)	10,783,685	$(0.24)

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016

Stock Options	-	480,133	-	480,133
Warrants	-	11,075	-	11,075
Share Grants	285,956	629,258	285,956	629,258
	285,956	1,120,466	285,956	1,120,466

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $20,276,030 and $18,074,570 as of December 31, 2017 and June 30, 2017, respectively. During the three and six months ended December 31, 2017, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $1,612,881 and $2,201,460, respectively. During the three and six months ended December 31, 2016, comprehensive income (loss) in the consolidated statements of operations included a translation loss of $668,262 and translation income of $102,099, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture with 1insurer, formerly Innovation Group, called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the three and six months ended December 31, 2017, NetSol Innovation provided services of $796,757 and $1,928,513, respectively. During the three and six months ended December 31, 2016, NetSol-Innovation provided services of $1,401,144 and $2,956,619, respectively. Accounts receivable at December 31, 2017 and June 30, 2017 were $2,429,771 and $1,462,078, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the three and six months ended December 31, 2017, NTE and VLS provided license, maintenance and services of $442,699 and $1,043,891, respectively. During the three and six months ended December 31, 2016, NTE and VLS provided license, maintenance and services of $115,102 and $851,787, respectively. Accounts receivable at December 31, 2017 and June 30, 2017 were $113,310 and $133,218, respectively.

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

G-FORCE

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force, LLC, which purchased a 4.9% investment in WRLD3D, Inc. for $1,111,111. See Note 11 “Other Long-Term Assets”

NOTE 6 – MAJOR CUSTOMERS

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries), which accounts for approximately 35.90% and 41.54% of revenue for the six months ended December 31, 2017 and 2016, respectively. The revenue from this customer is shown in the Asia – Pacific segment. Accounts receivable at December 31, 2017 and June 30, 2017, were $12,761,829 and $1,620,717, respectively. Revenue in excess of billing at December 31, 2017 was $16,674,348, which included $6,668,854 shown as long term. Revenue in excess of billing at June 30, 2017 was $18,579,540, which included $5,173,538 shown as long term.

On December 21, 2015, the Company entered into a 10-year contract with Daimler Financial Services to provide license, maintenance and services for 12 countries in the Asia Pacific Region. The implementation phase is expected to be over a five-year period with maintenance and support over 10 years. The contract is a fixed fee arrangement with total license and maintenance fees of approximately €71,000,000 (approximately $85,054,591) with services to be separately agreed upon and billed as they are performed. The customer will make fixed annual payments of €5,850,000 (approximately $7,008,019) for years 1-5 and €8,350,000 (approximately $10,002,899) for years 6-10. Under the terms of the contract, the customer has the right to withdraw from certain modules and terminate the agreement as to certain countries based on good cause or business reasons prior to the beginning of implementation.

On, September 4, 2017, the Company amended the agreement which provided for an additional €7,700,000 (approximately $9,277,108) to be earned over the remaining life of the contract. The amended agreement provides for €7,000,000 (approximately $8,433,735) to be paid in the current fiscal year with €100,000 (approximately $120,482) to be paid each year over the remaining seven years.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “Convertible Note”) which was fully executed on May 25, 2017. The maximum principal amount of the Convertible Note is $750,000, and as of December 31, 2017, the Company had disbursed the full amount. The Convertible Note bears interest at 5% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after February 1, 2018. The Convertible Note is convertible into Series BB Preferred shares at the lesser of (i) the price paid per share for the equity security by the investors in the qualified financing and (ii) $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the Convertible Note). The Convertible Note is convertible upon the occurrence of the following events:

1. Upon a qualified financing which is an equity financing of at least $2,000,000.

2. Optionally, upon an equity financing less than $2,000,000.

3. Optionally after the maturity date.

4. Upon a change of control.

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of December 31,	As of June 30,
	2017	2017

Prepaid Expenses	$660,417	$597,687
Advance Income Tax	979,296	1,052,935
Employee Advances	114,147	128,100
Security Deposits	84,934	103,255
Other Receivables	648,237	252,590
Other Assets	332,152	329,319
Total	$2,819,183	$2,463,886

NOTE 9 – REVENUE IN EXCESS OF BILLINGS – LONG TERM

Revenue in excess of billings, net consisted of the following:

	As of December 31,	As of June 30,
	2017	2017
Revenue in excess of billing - long term	$6,953,248	$5,483,869
Present value discount	(284,394)	(310,331)
Net Balance	$6,668,854	$5,173,538

Pursuant to revenue recognition for contract accounting, the Company has recorded revenue in excess of billings long-term for amounts billable after one year. During the three and six months ended December 31, 2017, the Company accreted $59,272 and $110, 994, respectively, which is recorded in interest income. The Company used the discounted cash flow method with interest rates ranging from 3.93% to 4.43%.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,	As of June 30,
	2017	2017

Office Furniture and Equipment	$3,908,883	$3,755,710
Computer Equipment	25,788,684	26,693,730
Assets Under Capital Leases	1,522,708	1,965,650
Building	8,794,381	9,243,866
Land	2,299,047	2,428,626
Autos	1,287,043	1,270,339
Improvements	534,900	592,652
Subtotal	44,135,646	45,950,573
Accumulated Depreciation	(25,692,152)	(25,579,870)
Property and Equipment, Net	$18,443,494	$20,370,703

For the three and six months ended December 31, 2017, depreciation expense totaled $707,668 and $1,436,327, respectively. Of these amounts, $484,883 and $967,669, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2016, depreciation expense totaled $902,678 and $1,801,981, respectively. Of these amounts, $631,193 and $1,261,399, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of December 31, 2017 and June 30, 2017:

	As of December 31,	As of June 30,
	2017	2017
Computers and Other Equipment	$236,518	$309,863
Furniture and Fixtures	65,084	227,914
Vehicles	1,221,106	1,427,873
Total	1,522,708	1,965,650
Less: Accumulated Depreciation - Net	(568,087)	(711,622)
	$954,621	$1,254,028

NOTE 11 – OTHER LONG TERM ASSETS

		As of December 31,	As of June 30,
		2017	2017

Investment	(1)	$3,389,801	$3,057,020
Long Term Security Deposits		153,514	154,275
Total		$3,543,315	$3,211,295

(1) Investment in WRLD3D

On March 2, 2016, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2016. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. Per the agreement, NetSol PK is to provide a minimum of $200,000 of services in each three-month period and the entire balance is required to be provided within three years of the date of the agreement. If NetSol PK fails to provide the future services, it may be required to forfeit the unearned shares back to WRLD3D. As of December 31, the investment earned by NetSol PK is $2,549,587.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

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

During the three and six months ended December 31, 2017, NetSol PK provided services valued at $315,408 and $583,708, respectively. During the three and six months ended December 31, 2016, NetSol PK provided services valued at $300,963 and $549,621, respectively. This revenue is recorded as services-related party. These services are recorded as accounts receivable until approved by WRLD3D after which the shares are released from restriction. Accounts receivable at December 31, 2017 and June 30, 2017 were $39,322 and $49,646, respectively. Revenue in excess of billing at December 31, 2017 and June 30, 2017 were $107,562 and $80,705, respectively. During the three and six months ended December 31, 2017, NetSol PK services valued at $285,378 and $553,678, respectively, were released from restriction. During the three and six months ended December 31, 2016, NetSol PK services valued at $300,963 and $549,621, respectively, were released from restriction. Under the equity method of accounting, the Company recorded its share of net loss of $203,336 and $270,898 for the three and six months ended December 31, 2017, respectively.

NOTE 12 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of December 31,	As of June 30,
	2017	2017

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(4,850,984)	(3,134,488)
Accumulated Amortization	(27,583,408)	(27,067,358)
Net Balance	$14,810,605	$17,043,151

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $14,810,605 will be amortized over the next 5.5 years. Amortization expense for the three and six months ended December 31, 2017 was $683,220 and $1,373,547, respectively. Amortization expense for the three and six months ended December 31, 2016 was $687,571 and $1,388,237, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
December 31, 2018	$2,630,334
December 31, 2019	2,630,334
December 31, 2020	2,630,334
December 31, 2021	2,630,334
December 31, 2022	2,630,334
Thereafter	1,658,935
$14,810,605

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31,	As of June 30,
	2017	2017

Accounts Payable	$1,639,112	$1,466,265
Accrued Liabilities	5,086,258	4,498,958
Accrued Payroll & Taxes	488,491	520,719
Taxes Payable	167,994	174,485
Other Payable	178,443	219,767
Total	$7,560,298	$6,880,194

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

NOTE 14 – DEBTS

Notes payable and capital leases consisted of the following:

		As of December 31, 2017
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$105,023	$105,023	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	4,521,613	4,521,613	-
Loan Payable Bank - Running Finance	(4)	678,217	678,217	-
Loan Payable Bank - Export Refinance II	(5)	3,165,130	3,165,130	-
Loan Payable Bank - Running Finance II	(6)	1,356,484	1,356,484	-
		9,826,467	9,826,467	-
Subsidiary Capital Leases	(7)	557,516	306,633	250,883
		$10,383,983	$10,133,100	$250,883

		As of June 30, 2017
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$87,485	$87,485	$-
Bank Overdraft Facility	(2)	221,379	221,379	-
Loan Payable Bank - Export Refinance	(3)	4,776,461	4,776,461	-
Loan Payable Bank - Export Refinance II	(5)	1,910,585	1,910,585	-
Loan Payable Bank - Running Finance II	(6)	2,865,877	2,865,877	-
		9,861,787	9,861,787	-
Subsidiary Capital Leases	(7)	727,770	361,008	366,762
		$10,589,557	$10,222,795	$366,762

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance, Errors and Omissions (“E&O”) liability insurance and some account payables, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 4.8% to 7.69% as of December 31, 2017 and June 30, 2017.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $405,405. The annual interest rate was 4.75% as of December 31, 2017. Total outstanding balance as of December 31, 2017 was £Nil. Interest expense for three and six months ended December 31, 2017, was $5,991 and $8,045, respectively. Interest expense for three and six months ended December 31, 2016, was $nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of December 31, 2017, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $4,521,613 at December 31, 2017 and June 30, 2017. The interest rate for the loans was 3% at December 31, 2017 and June 30, 2017. Interest expense for the three and six months ended December 31, 2017 was $35,533 and $71,431, respectively. Interest expense for the three and six months ended December 31, 2016 was $28,527 and $57,592, respectively.

(4) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $678,242, at December 31, 2017. NetSol PK used Rs. 74,997,233 or $678,217, at December 31, 2017. The interest rate for the loans was 8.16% at December 31, 2017.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of December 31, 2017, NetSol PK was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 350,000,000 or $3,165,130 and Rs. 200,000,000 or $1,910,585, at December 31, 2017 and June 30, 2017, respectively. The interest rate for the loans was 3% at December 31, 2017 and June 30, 2017. Interest expense for the three and six months ended December 31, 2017 was $17,656 and $39,778, respectively. Interest expense for three and six months ended December 31, 2016, was $nil.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 150,000,000 or $1,356,484 and Rs. 300,000,000 or $2,865,877, at December 31, 2017 and June 30, 2017, respectively. The interest rate for the loans was 8.13% at December 31, 2017 and June 30, 2017, respectively. Interest expense for the three and six months ended December 31, 2017 was $35,626 and $79,721, respectively. Interest expense for three and six months ended December 31, 2016, was $nil.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of December 31, 2017, NetSol PK was in compliance with these covenants.

(6) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2022. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended December 31, 2017 and 2016.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2017:

Amount
Minimum Lease Payments
Due FYE 12/31/18	$336,546
Due FYE 12/31/19	220,855
Due FYE 12/31/20	36,412
Due FYE 12/31/21	5,182
Due FYE 12/31/22	-
Total Minimum Lease Payments	598,995
Interest Expense relating to future periods	(41,479)
Present Value of minimum lease payments	557,516
Less: Current portion	(306,633)
Non-Current portion	$250,883

NOTE 15 - STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2017, the Company issued 26,136 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $163,350.

During the six months ended December 31, 2017, the Company issued 9,699 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $55,080.

During the six months ended December 31, 2017, the Company issued 98,408 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $605,107.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

During the six months ended December 31, 2017, the Company collected subscription receivable of $76,511 related to the exercise of stock options in previous years.

During the six months ended December 31, 2017, the Company received $138,800 pursuant to a stock option agreement for the exercise of 35,773 shares of common stock at a price of $3.88 per share.

During the six months ended December 31, 2017, the Company paid $601,020 to purchase 139,275 of shares of its common stock from the open market at an average price of $4.32 per share.

NOTE 16 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options and warrants consisted of the following:

OPTIONS:

	# of shares	Weighted Ave Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2016	610,133	$4.90	0.99	$799,030
Granted	79,838	$4.53
Exercised	(84,838)	$4.49
Expired / Cancelled	(130,000)	$7.50
Outstanding and exercisable, June 30, 2017	475,133	$4.20	1.05	$8,413
Granted	-	-
Exercised	(35,773)	$3.88
Expired / Cancelled	(1,000)	$16.00
Outstanding and exercisable, December 31, 2017	438,360	$4.20	0.57	$319,465

The following table summarizes information about stock options and warrants outstanding and exercisable at December 31, 2017.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$3.88	384,898	0.49	$3.88
$6.50	53,462	1.10	$6.50
Totals	438,360	0.57	$4.20

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2016	630,228	$6.07
Granted	222,146	$5.92
Forfeited / Cancelled	(5,000)	$5.55
Vested	(427,175)	$5.90
Unvested, June 30, 2017	420,199	$6.07
Vested	(134,243)	$6.13
Unvested, December 31, 2017	285,956	$6.18

For the three and six months ended December 31, 2017, the Company recorded compensation expense of $405,721 and $833,530, respectively. For the three and six months ended December 31, 2016, the Company recorded compensation expense of $682,640 and $1,547,579, respectively. The compensation expense related to the unvested stock grants as of December 31, 2017 was $1,731,908 which will be recognized during the fiscal years 2018 through 2022.

NOTE 17 – TAXES

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates and implementing a territorial tax system. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years.

There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. As of December 31, 2017, the provisional undistributed earnings of foreign subsidiaries were $22.8 million which the Company anticipates being able to offset fully with net operating loss carry forwards. In addition, the modified territorial tax system includes a new anti-deferral provision, referred to as global intangible low taxed income (“GILTI”), which subjects certain foreign income to current U.S. tax.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

In December 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Reform Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Reform Act that a company is not able to make a reasonable estimate for should not be recorded until a reasonable estimate can be made during the measurement period.

We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

NOTE 18 – CONTINGENCIES

On April 7, 2017, Conister Bank Limited filed a complaint in the High Court of Justice Chancery Division, as claim no. HC-2017-001045 against our subsidiary, Virtual Lease Services Limited (“VLS”). The complaint alleges that VLS was in willful default of their agreements with Conister Bank Limited by failing to fulfill its obligations under the agreements with Conister. The complaint alleges damages in excess of £200,000 (approximately $270,270). VLS has responded to the complaint and its expenses are currently covered by available insurance. VLS denies all claims and intends to vigorously defend the action.

NOTE 19 – OPERATING SEGMENTS

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

The following table presents a summary of identifiable assets as of December 31, 2017 and June 30, 2017:

	As of December 31,	As of June 30,
	2017	2017
Identifiable assets:
Corporate headquarters	$3,308,334	$2,922,514
North America	5,513,464	6,717,366
Europe	6,590,233	6,056,514
Asia - Pacific	89,125,306	83,980,936
Consolidated	$104,537,337	$99,677,330

The following table presents a summary of investment under equity method as of December 31, 2017 and June 30, 2017:

	As of December 31,	As of June 30,
	2017	2017
Investment in WRLD3D:
Corporate headquarters	$1,033,486	$1,111,111
Asia - Pacific	2,356,315	1,945,909
Consolidated	$3,389,801	$3,057,020

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016
		Restated		Restated
Revenues from unaffiliated customers:
North America	$1,287,638	$1,513,997	$2,135,710	$3,355,428
Europe	1,661,213	1,298,037	3,109,037	1,888,578
Asia - Pacific	10,258,128	11,530,506	18,464,352	23,267,335
	13,206,979	14,342,540	23,709,099	28,511,341
Revenue from affiliated customers
Europe	442,699	115,102	1,043,891	1,467,295
Asia - Pacific	796,757	1,401,144	2,512,221	2,956,619
	1,239,456	1,516,246	3,556,112	4,423,914
Consolidated	$14,446,435	$15,858,786	$27,265,211	$32,935,255

Intercompany revenue
Europe	$139,228	$95,053	$241,703	$231,180
Asia - Pacific	768,431	1,462,603	1,145,368	1,922,554
Eliminated	$907,659	$1,557,656	$1,387,071	$2,153,734

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,258,717)	$(1,190,559)	$(2,296,641)	$(2,179,432)
North America	65,194	(71,134)	(230,452)	(266,817)
Europe	180,655	(698,364)	280,045	(1,293,771)
Asia - Pacific	2,674,870	583,327	3,727,785	2,746,393
Consolidated	$1,662,002	$(1,376,730)	$1,480,737	$(993,627)

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months
	Ended December 31,
	2017	2016
Capital expenditures:
North America	$-	$41,275
Europe	123,335	273,794
Asia - Pacific	419,788	759,247
Consolidated	$543,123	$1,074,316

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at December 31, 2017

NetSol PK	33.83%	$12,386,620
NetSol-Innovation	49.90%	1,749,551
VLS, VLSH & VLSIL Combined	49.00%	407,132
NetSol Thai	0.006%	(79)
Total		$14,543,224

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2017

NetSol PK	33.80%	$12,887,938
NetSol-Innovation	49.90%	1,599,734
VLS, VLHS & VLSIL Combined	49.00%	311,502
NetSol Thai	0.006%	(92)
Total		$14,799,082

NetSol PK

During the six months ended December 31, 2017, employees of NetSol PK exercised 50,000 of options of common stock pursuant to employees exercising stock options and NetSol PK received cash of $7,755 resulting in an increase in non-controlling interest from 33.80% to 33.83%.

During the six months ended December 31, 2017, NetSol PK paid a cash dividend of $1,234,991.

NOTE 21 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The following tables present the restated financial statements for the three and six months ended December 31, 2016.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

	For the Three Months			For the Six Months
	Ended December 31, 2016			Ended December 31, 2016
	As Originally	Amount of		As Originally	Amount of
	Presented	Restatement	As Restated	Presented	Restatement	As Restated
Net Revenues:
License fees	$5,350,086	$(1,580,529)	$3,769,557	$8,849,946	$373,406	$9,223,352
Maintenance fees	3,787,696	(198,797)	3,588,899	7,190,517	(77,821)	7,112,696
Services	6,984,084		6,984,084	12,790,801		12,790,801
License fees - related party	-		-	246,957		246,957
Maintenance fees - related party	51,345		51,345	181,976		181,976
Services - related party	1,464,901		1,464,901	3,379,473		3,379,473
Total net revenues	17,638,112	(1,779,326)	15,858,786	32,639,670	295,585	32,935,255

Cost of revenues:
Salaries and consultants	5,979,804		5,979,804	11,873,153		11,873,153
Travel	836,240		836,240	1,548,135		1,548,135
Depreciation and amortization	1,318,764		1,318,764	2,649,636		2,649,636
Other	1,065,727		1,065,727	2,038,065		2,038,065
Total cost of revenues	9,200,535	-	9,200,535	18,108,989	-	18,108,989

Gross profit	8,437,577	(1,779,326)	6,658,251	14,530,681	295,585	14,826,266

Operating expenses:
Selling and marketing	2,713,478		2,713,478	5,057,516		5,057,516
Depreciation and amortization	271,485		271,485	540,582		540,582
General and administrative	3,933,413		3,933,413	8,552,609		8,552,609
Research and development cost	91,607		91,607	184,539		184,539
Total operating expenses	7,009,983	-	7,009,983	14,335,246	-	14,335,246

Income (loss) from operations	1,427,594	(1,779,326)	(351,732)	195,435	295,585	491,020

Other income and (expenses)
Loss on sale of assets	(32,339)		(32,339)	(34,742)		(34,742)
Interest expense	(62,127)		(62,127)	(116,602)		(116,602)
Interest income	23,416		23,416	53,856		53,856
Loss on foreign currency exchange transactions	(621,887)		(621,887)	(1,036,783)		(1,036,783)
Other income	6,823		6,823	28,383		28,383
Total other income (expenses)	(686,114)	-	(686,114)	(1,105,888)	-	(1,105,888)

Net income (loss) before income taxes	741,480	(1,779,326)	(1,037,846)	(910,453)	295,585	(614,868)
Income tax provision	(338,884)		(338,884)	(378,759)		(378,759)
Net income (loss) from continuing operations	402,596	(1,779,326)	(1,376,730)	(1,289,212)	295,585	(993,627)
Non-controlling interest	(1,388,272)	596,608	(791,664)	(1,462,183)	(98,695)	(1,560,878)
Net income (loss) attributable to NetSol	$(985,676)	$(1,182,718)	$(2,168,394)	$(2,751,395)	$196,890	$(2,554,505)

Net income (loss) per share:

Net income (loss) per common share
Basic	$(0.09)	$(0.11)	$(0.20)	$(0.26)	$0.03	$(0.24)
Diluted	$(0.09)	$(0.11)	$(0.20)	$(0.26)	$0.03	$(0.24)

Weighted average number of shares outstanding
Basic	10,877,446	10,877,446	10,877,446	10,783,685	10,783,685	10,783,685
Diluted	10,877,446	10,877,446	10,877,446	10,783,685	10,783,685	10,783,685

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and six months ended December 31, 2017. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2017, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

NetSol’s offerings include its flagship global solution, NFS™. A robust suite of five software applications, it is an end-to-end solution for the lease and finance industry covering the complete leasing and financing cycle, starting from quotation origination through end of contract transactions. The five software applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing/financing cycle for any size company, including those with multi-billion-dollar portfolios.

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

Highlights

Listed below are a few of NetSol’s major successes achieved in the six months ended December 31, 2017:

●	We amended the 12 county NFS Ascent™ contract securing €7.7 million Euros (approximately $9.3 million) in future revenues in addition to what was previously projected from the customer. The revenue will be recognized over the contract term as the support services are performed.
●	Pursuant to the 12 country NFS Ascent™ contract, we successfully implemented the Loan Origination System and the Wholesale Financial System in Thailand and Korea, respectively.
●	Pursuant to the 12 country NFS Ascent™ contract, we delivered the first major release of NFS Ascent™ to China.

●	An increase in software modification requests from some of our existing customers spread across the various regions contributed reasonably to the revenues for the quarter. A trend which is believed will be continued in the following quarters.
●	We signed a chargeable proof of concept agreement with one of the oldest and largest banks in Australia. The proof of concept project will add to our revenues and assist us in making further progress in the selection process for our NFS Ascent™ product.
●	Mizhou Balimore, a Japanese bank in Indonesia, went live with the first phase of its NFS Ascent™ digital solution.
●	Our existing customer, an auto finance company of a leading bank in Indonesia, kicked off its leasing project. We believe that this is likely to help increase revenues in the following quarters of the current fiscal year. This kick off has further strengthened our relationship with this Indonesian business partner paving the way for further success in the market. Additionally, all the branches of the same business partner successfully went live with NFS Ascent™ during the first quarter of the current fiscal year culminating into a maturing and long-standing delivery commitment.
●	NFS Ascent™ and Ascent Digital continue to generate interest across all major regions and industries as some significant new prospects have come through the pipeline, further strengthening projections and forecasts. Revenue could also be boosted as customization requests grow in addition to new business volume.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly auto and banking markets.
●	According to Automotive World December 2017 publication, global demand for light weight trucks is expected to reach an all-time high in 2018.
●	Total industry sales of more than 20 million vehicles annually by 2018, according to John Murphy, an analyst for Bank of America Merrill Lynch annual industry outlook.
●	Robust Chinese markets as asset based leasing and finance sector are far from maturity levels.
●	Latin American markets, primarily in Mexico, remain largely untapped.
●	Pakistan economy growth in gross domestic product reached 4.7% in 2016, according to the Pakistan Bureau of Statistics; and improved credit ratings by Bloomberg, S&P, Moody’s and Forbes Pakistan security and geopolitical environment has improved.
●	China investment or CPEC (China Pakistan Economic Corridor) has exceeded $50 billion from originally $46 billion in Pakistan on energy and infrastructure projects.
●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.
●	Continued interest from Fortune 500 multinational auto captives and global companies in NetSol Ascent™.
●	Continuing interest from existing clients in the NFS™ legacy systems in emerging and developing markets.
●	Growing demand and traction for upgrading to NFS Ascent™ by existing tier one auto captive clients.
●	Increased visits to NetSol PK by senior executives of existing clients and potential new customers.

Negative trends:

●	Continued Global terrorism and extremism threats in European countries.
●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.
●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.
●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2017 compared to December 31, 2016

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended December 31, 2017 and 2016 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2017	%	2016 Restated	%
Net Revenues:
License fees	$235,932	1.63%	$3,769,557	23.77%
Maintenance fees	3,568,448	24.70%	3,588,899	22.63%
Services	9,087,191	62.90%	6,619,158	41.74%
License fees - related party	217,105	1.50%	-	0.00%
Maintenance fees - related party	101,251	0.70%	51,345	0.32%
Services - related party	1,236,508	8.56%	1,829,827	11.54%
Total net revenues	14,446,435	100.00%	15,858,786	100.00%

Cost of revenues:
Salaries and consultants	5,362,092	37.12%	5,979,804	37.71%
Travel	287,901	1.99%	836,240	5.27%
Depreciation and amortization	1,168,103	8.09%	1,318,764	8.32%
Other	939,986	6.51%	1,065,727	6.72%
Total cost of revenues	7,758,082	53.70%	9,200,535	58.02%

Gross profit	6,688,353	46.30%	6,658,251	41.98%
Operating expenses:
Selling and marketing	1,932,140	13.37%	2,713,478	17.11%
Depreciation and amortization	222,785	1.54%	271,485	1.71%
Provision for bad debts	-	0.00%	1,026	0.01%
General and administrative	4,026,706	27.87%	3,932,387	24.80%
Research and development cost	189,891	1.31%	91,607	0.58%
Total operating expenses	6,371,522	44.10%	7,009,983	44.20%

Income (loss) from operations	316,831	2.19%	(351,732)	-2.22%
Other income and (expenses)
Loss on sale of assets	(8,939)	-0.06%	(32,339)	-0.20%
Interest expense	(109,675)	-0.76%	(62,127)	-0.39%
Interest income	115,570	0.80%	23,416	0.15%
Gain (loss) on foreign currency exchange transactions	1,737,967	12.03%	(621,887)	-3.92%
Share of net loss from equity investment	(203,336)	-1.41%	-	0.00%
Other income	14,511	0.10%	6,823	0.04%
Total other income (expenses)	1,546,098	10.70%	(686,114)	-4.33%

Net income (loss) before income taxes	1,862,929	12.90%	(1,037,846)	-6.54%
Income tax provision	(200,927)	-1.39%	(338,884)	-2.14%
Net income (loss)	1,662,002	11.50%	(1,376,730)	-8.68%
Non-controlling interest	(1,027,581)	-7.11%	(791,664)	-4.99%
Net income (loss) attributable to NetSol	$634,421	4.39%	$(2,168,394)	-13.67%

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 19 “Operating Segments” within the Notes to the Condensed Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

					Favorable	Favorable	Total
	For the Three Months				(Unfavorable)	(Unfavorable)	Favorable
	Ended December 31,				Change in	Change due to	(Unfavorable)
			2016		Constant	Currency	Change as
	2017	%	Restated	%	Currency	Fluctuation	Reported

Net Revenues:	14,446,435	100.00%	15,858,786	100.00%	(1,506,082)	93,731	(1,412,351)

Cost of revenues:	7,758,082	53.70%	9,200,535	58.02%	1,473,242	(30,789)	1,442,453

Gross profit	6,688,353	46.30%	6,658,251	41.98%	(32,840)	62,942	30,102

Operating expenses:	6,371,522	44.10%	7,009,983	44.20%	730,914	(92,453)	638,461

Income (loss) from operations	316,831	2.19%	(351,732)	-2.22%	698,074	(29,511)	668,563

Net revenues for the quarter ended December 31, 2017 and 2016 are broken out among the segments as follows:

	2017		2016
	Revenue	%	Revenue Restated	%
North America	$1,287,638	8.91%	$1,513,997	9.55%
Europe	2,103,912	14.56%	1,413,139	8.91%
Asia-Pacific	11,054,885	76.52%	12,931,650	81.54%
Total	$14,446,435	100.00%	$15,858,786	100.00%

Revenues

License fees

License fees for the three months ended December 31, 2017 were $235,932 compared to $3,769,557 for the three months ended December 31, 2016 reflecting a decrease of $3,533,625 with a change in constant currency of $3,556,109. The decrease in license revenue for the fiscal three months ended December 31, 2017 compared to 2016 is primarily due to the decrease of license revenue recognized for the 12 country NFS Ascent™ contract. During the current quarter, we had license revenues through sales of our regional offerings in the U.S. and the U.K.

License fees – related party

License fees from related party for the three months ended December 31, 2017 were $217,105 compared to $Nil for the three months ended December 31, 2016 reflecting an increase of $217,105 with a change in constant currency of $210,400.

Maintenance fees

Maintenance fees for the three months ended December 31, 2017 were $3,568,448 compared to $3,588,899 for the three months ended December 31, 2016 reflecting a decrease of $20,451 with a change in constant currency of $51,595. Maintenance fees begin once a customer has “gone live” with our product. The decrease was due to some customers not renewing their maintenance agreements. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the three months ended December 31, 2017 were $101,251 compared to $51,345 for the three months ended December 31, 2016 reflecting an increase of $49,906 with a change in constant currency of $44,670. The decrease was due to the fluctuation in usage of active users.

Services

Services income for the three months ended December 31, 2017 was $9,087,191 compared to $6,619,158 for the three months ended December 31, 2016 reflecting an increase of $2,468,033 with a change in constant currency of $2,451,053. The services revenue increase was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended December 31, 2017 was $1,236,508 compared to $1,829,827 for the three months ended December 31, 2016 reflecting a decrease of $593,319 with a change in constant currency of $604,501. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer.

Gross Profit

The gross profit was $6,688,353, for the three months ended December 31, 2017 as compared with $6,658,251 for the three months ended December 31, 2016. This is an increase of $30,102 with a decrease in constant currency of $32,840. The gross profit percentage for the three months ended December 31, 2017 increased to 46.30% from 41.98% for the three months ended December 31, 2016. The cost of sales was $7,758,082 for the three months ended December 31, 2017 compared to $9,200,535 for the three months ended December 31, 2016 for a decrease of $1,442,453 and on a constant currency basis a decrease of $1,473,242. As a percentage of sales, cost of sales decreased from 58.02% for the three months ended December 31, 2016 to 53.70% for the three months ended December 31, 2017.

Salaries and consultant fees decreased by $617,712 from $5,979,804 for the three months ended December 31, 2016 to $5,362,092 for the three months ended December 31, 2017 and on a constant currency basis decreased $629,888. The decrease in salaries and consultant fees is due to the right sizing of technical employees at key locations including Pakistan, Thailand, China, UK and North America. As a percentage of sales, salaries and consultant expense decreased from 37.71% for the three months ended December 31, 2016 to 37.12% for the three months ended December 31, 2017.

Depreciation and amortization expense decreased to $1,168,103 compared to $1,318,764 for the three months ended December 31, 2016 or a decrease of $150,661 and on a constant currency basis a decrease of $143,439. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $6,371,522 for the three months ended December 31, 2017 compared to $7,009,983, for the three months ended December 31, 2016 for a decrease of 9.11% or $638,461 and on a constant currency basis a decrease of 10.43% or $730,914. As a percentage of sales, it decreased from 44.2% to 44.1%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, salaries and wages, and depreciation.

Selling and marketing expenses decreased by $781,338 or 28.79% and on a constant currency basis a decrease of $816,557 or 30.09%. The decrease in selling and marketing expenses is due to reduction in staff, decrease in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $4,026,706 for the three months ended December 31, 2017 compared to $3,933,413 at December 31, 2016 or an increase of $93,293 or 2.37% and on a constant currency basis an increase of $42,545 or 1.08%. During the three months ended December 31, 2017, salaries decreased by approximately $155,400 or $174,016 on a constant currency basis due to the decrease in the number of employees, minimal annual raises, less share grants and options, offset by an increase in professional services of approximately $73,308 or $69,760 on a constant currency basis and other general and administrative expenses of approximately $176,411 or $147,827 on a constant currency basis.

Income/Loss from Operations

Income from operations was $316,831 for the three months ended December 31, 2017 compared to loss of $351,732 for the three months ended December 31, 2016. This represents an increase of $668,563 with an increase of $698,074 on a constant currency basis for the three months ended December 31, 2017 compared with the three months ended December 31, 2016. As a percentage of sales, income from operations was 2.19% for the three months ended December 31, 2017 compared to a loss of 2.22% for the three months ended December 31, 2016.

Other income and expense

Other income was $1,546,098 for the three months ended December 31, 2017 compared with a loss of $686,114 for the three months ended December 31, 2016. This represents an increase of $2,232,212 with an increase of $2,243,765 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the Pakistan Rupee (“PKR”) compared to the U.S. dollar and the Euro. In December 2017, Pakistan’s central bank withdrew its support of the PKR, which caused the PKR to drop in value. During the three months ended December 31, 2017, we recognized a gain of $1,737,967 in foreign currency exchange transactions compared to a loss of $621,887 for the three months ended December 31, 2016. During the three months ended December 31, 2017, the value of the U.S. dollar and the Euro increased 4.30% and 5.76%, respectively, compared to the PKR. During the three months ended December 31, 2016, the value of the U.S. dollar increased 1.08% and the Euro decreased 5.14% compared to the PKR.

Non-controlling Interest

For the three months ended December 31, 2017 and 2016, the net income attributable to non-controlling interest was $1,027,581 and $791,664, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK offset by a decrease in net income of NetSol Innovation.

Net Income / Loss attributable to NetSol

Net income was $634,421 for the three months ended December 31, 2017 compared to a loss of $2,168,394 for the three months ended December 31, 2016. This is an increase of $2,802,815 with an increase of $2,843,590 on a constant currency basis, compared to the prior year. For the three months ended December 31, 2017, net income per share was $0.06 for basic and diluted shares compared to a loss of $0.20 for basic and diluted shares for the three months ended December 31, 2016.

Six Months Ended December 31, 2017 compared to December 31, 2016

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2017 and 2016 as a percentage of revenues.

	For the Six Months
	Ended December 31,
			2016
	2017	%	Restated	%
Net Revenues:
License fees	$561,998	2.06%	$9,223,352	28.00%
Maintenance fees	7,042,173	25.83%	7,112,696	21.60%
Services	16,104,928	59.07%	12,175,293	36.97%
License fees - related party	261,513	0.96%	246,957	0.75%
Maintenance fees - related party	204,214	0.75%	181,976	0.55%
Services - related party	3,090,385	11.33%	3,994,981	12.13%
Total net revenues	27,265,211	100.00%	32,935,255	100.00%

Cost of revenues:
Salaries and consultants	10,826,252	39.71%	11,873,153	36.05%
Travel	801,013	2.94%	1,548,135	4.70%
Depreciation and amortization	2,341,216	8.59%	2,649,636	8.04%
Other	1,796,568	6.59%	2,038,065	6.19%
Total cost of revenues	15,765,049	57.82%	18,108,989	54.98%

Gross profit	11,500,162	42.18%	14,826,266	45.02%
Operating expenses:
Selling and marketing	3,643,436	13.36%	5,057,516	15.36%
Depreciation and amortization	468,658	1.72%	540,582	1.64%
Provision for bad debts	-	0.00%	1,026	0.00%
General and administrative	7,814,264	28.66%	8,551,583	25.96%
Research and development cost	374,976	1.38%	184,539	0.56%
Total operating expenses	12,301,334	45.12%	14,335,246	43.53%

Income (loss) from operations	(801,172)	-2.94%	491,020	1.49%
Other income and (expenses)
Loss on sale of assets	(16,069)	-0.06%	(34,742)	-0.11%
Interest expense	(227,746)	-0.84%	(116,602)	-0.35%
Interest income	252,481	0.93%	53,856	0.16%
Gain (loss) on foreign currency exchange transactions	2,754,329	10.10%	(1,036,783)	-3.15%
Share of net loss from equity investment	(270,898)	-0.99%	-	0.00%
Other income	15,610	0.06%	28,383	0.09%
Total other income (expenses)	2,507,707	9.20%	(1,105,888)	-3.36%

Net income (loss) before income taxes	1,706,535	6.26%	(614,868)	-1.87%
Income tax provision	(225,798)	-0.83%	(378,759)	-1.15%
Net income (loss)	1,480,737	5.43%	(993,627)	-3.02%
Non-controlling interest	(1,215,814)	-4.46%	(1,560,878)	-4.74%
Net income (loss) attributable to NetSol	$264,923	0.97%	$(2,554,505)	-7.76%

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 19 “Operating Segments” within the Notes to the Condensed Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

					Favorable	Favorable	Total
	For the Six Months				(Unfavorable)	(Unfavorable)	Favorable
	Ended December 31,				Change in	Change due to	(Unfavorable)
			2016		Constant	Currency	Change as
	2017	%	Restated	%	Currency	Fluctuation	Reported

Net Revenues:	27,265,211	100.00%	32,935,255	100.00%	(5,650,244)	(19,800)	(5,670,044)

Cost of revenues:	15,765,049	57.82%	18,108,989	54.98%	2,269,770	74,170	2,343,940

Gross profit	11,500,162	42.18%	14,826,266	45.02%	(3,380,474)	54,370	(3,326,104)

Operating expenses:	12,301,334	45.12%	14,335,246	43.53%	2,097,944	(64,032)	2,033,912

Income (loss) from operations	(801,172)	-2.94%	491,020	1.49%	(1,282,530)	(9,662)	(1,292,192)

Net revenues for the six months ended December 31, 2017 and 2016 are broken out among the segments as follows:

	2017		2016
	Revenue	%	Revenue Restated	%
North America	$2,135,710	7.83%	$3,355,428	10.19%
Europe	4,152,928	15.23%	3,355,873	10.19%
Asia-Pacific	20,976,573	76.94%	26,223,954	79.62%
Total	$27,265,211	100.00%	$32,935,255	100.00%

Revenues

License fees

License fees for the six months ended December 31, 2017 were $561,998 compared to $9,223,352 for the six months ended December 31, 2016 reflecting a decrease of $8,661,354 with a change in constant currency of $8,683,204. The decrease in license revenue for the fiscal six months ended December 31, 2017 compared to 2016 is primarily due to the decrease of license revenue recognized for the 12 country NFS Ascent™ contract. During the current quarter, we had license revenues through sales of our regional offerings in the U.S. and the U.K.

License fees – related party

License fees from related party for the six months ended December 31, 2017 were $261,513 compared to $246,957 for the six months ended December 31, 2016 reflecting an increase of $14,556 with a change in constant currency of $7,851.

Maintenance fees

Maintenance fees for the six months ended December 31, 2017 were $7,042,173 compared to $7,112,696 for the six months ended December 31, 2016 reflecting a decrease of $70,523 with a change in constant currency of $80,252. Maintenance fees begin once a customer has “gone live” with our product. The decrease was due to some customers not renewing their maintenance agreements. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the six months ended December 31, 2017 were $204,214 compared to $181,976 for the six months ended December 31, 2016 reflecting an increase of $22,238 with a change in constant currency of $17,002. The increase was due to the fluctuation in usage of active users.

Services

Services income for the six months ended December 31, 2017 was $16,104,928 compared to $12,175,293 for the six months ended December 31, 2016 reflecting an increase of $3,929,635 with a change in constant currency of $3,987,343. The services revenue increase was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the six months ended December 31, 2017 was $3,090,385 compared to $3,994,981 for the six months ended December 31, 2016 reflecting a decrease of $904,596 with a change in constant currency of $898,984. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with the company, 1insurer.

Gross Profit

The gross profit was $11,500,162, for the six months ended December 31, 2017 as compared with $14,826,266 for the six months ended December 31, 2016. This is a decrease of $3,326,104 with a change in constant currency of $3,380,474. The gross profit percentage for the six months ended December 31, 2017 decreased to 42.18% from 45.02% for the six months ended December 31, 2016. The cost of sales was $15,765,049 for the six months ended December 31, 2017 compared to $18,108,989 for the six months ended December 31, 2016 for a decrease of $2,343,940 and on a constant currency basis a decrease of $2,269,770. As a percentage of sales, cost of sales increased from 54.98% for the six months ended December 31, 2016 to 57.82% for the six months ended December 31, 2017.

Salaries and consultant fees decreased by $1,046,901 from $11,873,153 for the six months ended December 31, 2016 to $10,826,252 for the six months ended December 31, 2017 and on a constant currency basis decreased $972,201. The decrease in salaries and consultant fees is due to the right sizing of technical employees at key locations including Pakistan, Thailand, China, UK and North America. As a percentage of sales, salaries and consultant expense increased from 36.05% for the six months ended December 31, 2016 to 39.71% for the six months ended December 31, 2017.

Depreciation and amortization expense decreased to $2,341,216 compared to $2,649,636 for the six months ended December 31, 2016 or a decrease of $308,420 and on a constant currency basis a decrease of $283,783. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $12,301,334 for the six months ended December 31, 2017 compared to $14,335,246, for the six months ended December 31, 2016 for a decrease of 14.19% or $2,033,912 and on a constant currency basis a decrease of 14.63% or $2,097,944. As a percentage of sales, it increased from 43.53% to 45.12%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, salaries and wages and depreciation.

Selling and marketing expenses decreased by $1,414,080 or 27.96% and on a constant currency basis a decrease of $1,445,637 or 28.58%. The decrease in selling and marketing expenses is due to reduction in staff, decrease in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $7,814,264 for the six months ended December 31, 2017 compared to $8,552,609 at December 31, 2016 or a decrease of $738,345 or 8.63% and on a constant currency basis an increase of $768,732 or 8.99%. During the six months ended December 31, 2017, salaries decreased by approximately $1,052,356 or $1,043,147 on a constant currency basis due to the decrease in the number of employees, minimal annual raises, less share grants and options, offset by an increase in other general and administrative expenses of approximately $249,382 or $213,461 on a constant currency basis and professional services approximately $65,655 or $61,980 on constant currency bases.

Loss from Operations

Loss from operations was $801,172 for the six months ended December 31, 2017 compared to income of $491,020 for the six months ended December 31, 2016. This represents a decrease of $1,292,192 with a decrease of $1,282,530 on a constant currency basis for the six months ended December 31, 2017 compared with the six months ended December 31, 2016. As a percentage of sales, loss from operations was 2.94% for the six months ended December 31, 2017 compared to income of 1.49% for the six months ended December 31, 2016.

Other Income and Expense

Other income was $2,507,707 for the six months ended December 31, 2017 compared with a loss of $1,105,888 for the six months ended December 31, 2016. This represents an increase of $3,613,595 with an increase of $3,641,001 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. In December 2017, Pakistan’s central bank withdrew its support of the PKR, which caused the PKR to drop in value. During the six months ended December 31, 2017, we recognized a gain of $2,754,329 in foreign currency exchange transactions compared to a loss of $1,036,783 for the six months ended December 31, 2017. During the six months ended December 31, 2017, the value of the U.S. dollar and the Euro increased 5.63% and 10.77%, respectively, compared to the PKR. During the six months ended December 31, 2016, the value of the U.S. dollar and the Euro decreased 0.69% and 5.93%, respectively, compared to the PKR.

Non-controlling Interest

For the six months ended December 31, 2017 and 2016, the net income attributable to non-controlling interest was $1,215,814 and $1,560,878, respectively. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol Innovation.

Net Income / Loss attributable to NetSol

Net income was $264,923 for the six months ended December 31, 2017 compared to a loss of $2,554,505 for the six months ended December 31, 2016. This is an increase of $2,819,428 with an increase of $2,851,849 on a constant currency basis, compared to the prior year. For the six months ended December 31, 2017, net income per share was $0.02 for basic and diluted shares compared to a loss of $0.24 for basic and diluted shares for the six months ended December 31, 2016.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and six months ended December 31, 2017 and 2016 are as follows:

		Three Months		Six Months
	Three Months	Ended	Six Months	Ended
	Ended	December 31, 2016	Ended	December 31, 2016
	December 31, 2017	Restated	December 31, 2017	Restated

Net Income (loss) before preferred dividend, per GAAP	$634,421	$(2,168,394)	$264,923	$(2,554,505)
Non-controlling interest	1,027,581	791,664	1,215,814	1,560,878
Income taxes	200,927	338,884	225,798	378,759
Depreciation and amortization	1,390,888	1,590,249	2,809,874	3,190,218
Interest expense	109,675	62,127	227,746	116,602
Interest (income)	(115,570)	(23,416)	(252,481)	(53,856)
EBITDA	$3,247,922	$591,114	$4,491,674	$2,638,096
Add back:
Non-cash stock-based compensation	405,721	660,319	833,530	1,547,579
Adjusted EBITDA, gross	$3,653,643	$1,251,433	$5,325,204	$4,185,675
Less non-controlling interest (a)	(1,562,303)	(1,550,729)	(2,264,167)	(3,183,972)
Adjusted EBITDA, net	$2,091,340	$(299,296)	$3,061,037	$1,001,703

Weighted Average number of shares outstanding
Basic	11,159,075	10,877,446	11,115,346	10,783,685
Diluted	11,171,543	10,877,446	11,127,814	10,939,177

Basic adjusted EBITDA	$0.19	$(0.03)	$0.28	$0.09
Diluted adjusted EBITDA	$0.19	$(0.03)	$0.28	$0.09

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$1,027,581	$791,664	$1,215,814	$1,560,878
Income Taxes	29,945	23,907	40,423	37,781
Depreciation and amortization	465,138	730,672	932,320	1,556,538
Interest expense	34,463	12,991	73,535	31,333
Interest (income)	(36,918)	(34,947)	(82,075)	(51,397)
EBITDA	$1,520,209	$1,524,287	$2,180,017	$3,135,133
Add back:
Non-cash stock-based compensation	42,094	26,442	84,150	48,839
Adjusted EBITDA of non-controlling interest	$1,562,303	$1,550,729	$2,264,167	$3,183,972

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $10,004,650 at December 31, 2017, compared to $14,172,954 at June 30, 2017.

Net cash used in operating activities was $2,054,989 for the six months ended December 31, 2017 compared to net cash provided by operating activities of $69,398 for the six months ended December 31, 2016. At December 31, 2017, we had current assets of $51,464,501 and current liabilities of $27,864,068. We had accounts receivable of $21,689,080 at December 31, 2017 compared to $8,228,141 at June 30, 2017. The increase in accounts receivable includes $8,433,735 due to billing for the code split per the amended DFS contract of which approximately $4,216,737 was received in January 2018. We had revenues in excess of billings of $22,870,442 at December 31, 2017 compared to $24,380,632 at June 30, 2017 of which $6,668,854 and $5,173,538 is shown as long term as of December 31, 2017 and June 30, 2017, respectively. The long-term portion is discounted by $284,394 and $310,331 at December 31, 2017 and June 30, 2017, respectively, using the discounted cash flow method with interest rates ranging from 3.93% to 4.43% which is NetSol PK’s weighted average borrowing rate. During the six months ended December 31, 2017, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $11,950,749 from $32,608,773 at June 30, 2017 to $44,559,522 at December 31, 2017. The increase is due to recognition of revenue according to progress of contracts and billing for the amended DFS contract. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,560,298 and $10,133,100, respectively at December 31, 2017. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,880,194 and $10,222,795, respectively at June 30, 2017.

The average days sales outstanding for the six months ended December 31, 2017 and 2016 were 260 and 145 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used in investing activities was $899,882 for the six months ended December 31, 2017, compared to $1,598,784 for the six months ended December 31, 2016. We had purchases of property and equipment of $543,123 compared to $1,074,316 for the comparable period last fiscal year. For the six months ended December 31, 2017, we invested $500,000 in a short-term convertible note receivable from WRLD3D. For the six months ended December 31, 2017, we invested $50,000 in WRLD3D compared to $705,555 for the six months ended December 31, 2016.

Net cash used in financing activities was $449,164, compared to $629,999 for the six months ended December 31, 2017, and 2016, respectively. The six months ended December 31, 2017 included the cash inflow of $215,311 from the exercising of stock options and warrants compared to $429,452 for the same period last year. During the six months ended December 31, 2017, we purchased 139,275 shares of our common stock from the open market for $601,020 compared to 7,500 shares of common stock for $38,885 for the same period last year. During the six months ended December 31, 2017, we had net payments for bank loans and capital leases of $361,814 compared to $69,998 for the six months ended December 31, 2016. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 14 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2017, we had approximately $10 million of cash, cash equivalents and marketable securities of which approximately $8.46 million is held by our foreign subsidiaries. As of June 30, 2017, we had approximately $14.17 million of cash, cash equivalents and marketable securities of which approximately $11.56 million is held by our foreign subsidiaries. The Tax Act, which was passed on December 22, 2017, imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. As of December 31, 2017, the provisional undistributed earnings of foreign subsidiaries were $22.8 million which we anticipate being able to offset fully with net operating loss carry forwards.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long-term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing $2 million for APAC, U.S. and Europe new business development activities and infrastructure enhancements, which we expect to provide from current operations.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($405,405) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($4,521,613) and a running finance facility of Rupees 75 million ($678,217) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 350 million ($3,165,130) and a running finance facility of Rs. 150 million ($1,356,484) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

Except for progress made in the remediation actions described above, there were no changes in our internal controls over financial reporting during the three months ended December 31, 2017, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On April 7, 2017, Conister Bank Limited filed a complaint in the High Court of Justice Chancery Division, as claim no. HC-2017-001045 against our subsidiary, Virtual Lease Services Limited (“VLS”). The complaint alleges that VLS was in willful default of their agreements with Conister Bank Limited by failing to fulfill its obligations under the agreements with Conister. The complaint alleges damages in excess of £200,000 (approximately $270,270). VLS has responded to the complaint and its expenses are currently covered by available insurance. VLS denies all claims and intends to vigorously defend the action.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made through the quarter ended December 31, 2017:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Jul-17	20,247	$4.32	20,247	-
Aug-17	91,533	$4.51	111,780	-
Sep-17	-	$-	111,780	-
Oct-17	27,495	$3.65	139,275	-
Nov-17	-	$-	-	-
Dec-17	-	$-	-	-
Total	139,275	$4.32	139,275	1,000,000

On July 18, 2017, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock through December 15, 2017. The shares were to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The repurchase plan expired on its own terms on December 15, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 9, 2018, the Board of Directors of the Company amended and restated the bylaws of the Company. The Company has attached a copy of the Amended and Restated Bylaws of NetSol Technologies, Inc. dated February 9, 2018 (the “Bylaws”) in its entirety as Exhibit 3.10. The Bylaws were amended and restated to consolidate into one comprehensive document all prior amendments and to reflect prior amendments to the Articles of Incorporation relevant to the Bylaws. This document is further amended as follows:

●	To change the Company’s name in the Bylaws from NetSol International, Inc. to NetSol Technologies, Inc consistent with the Company’s Articles of Incorporation.
●	Article II, Section 2 and Section 4, amending to clarify that the minimum and maximum number of board members to 3 and 9, respectively, and to confirm the board’s ability to fill board vacancies.
●	Article IV, Section 2 amending the date of the annual shareholders meeting to be in line with the Company’s current fiscal year end and practices.

Item 6. Exhibits

3.10	Amended and Restated Bylaws of NetSol Technologies, Inc. dated February 9, 2018.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date:	February 13, 2018	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 13, 2018	/s/Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer