Form 10-Q
period 2018-03-31
NETSOL TECHNOLOGIES INC
filed 2018-05-14
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Yes [  ] No [X]

The issuer had 11,457,673 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of May 10, 2018.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,711,983	$14,172,954
Accounts receivable, net of allowance of $333,301 and $571,511	22,874,866	6,583,199
Accounts receivable, net - related party	3,412,346	1,644,942
Revenues in excess of billings	15,286,835	19,126,389
Revenues in excess of billings - related party	153,135	80,705
Convertible note receivable - related party	750,000	200,000
Other current assets	3,104,916	2,463,886
Total current assets	58,294,081	44,272,075
Restricted cash	-	90,000
Revenues in excess of billings, net - long term	1,752,554	5,173,538
Property and equipment, net	17,526,227	20,370,703
Other assets	3,279,468	3,211,295
Intangible assets, net	13,533,620	17,043,151
Goodwill	9,516,568	9,516,568
Total assets	$103,902,518	$99,677,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,765,645	$6,880,194
Current portion of loans and obligations under capitalized leases	9,099,822	10,222,795
Unearned revenues	7,841,096	3,925,702
Common stock to be issued	88,324	88,324
Total current liabilities	24,794,887	21,117,015
Loans and obligations under capitalized leases; less current maturities	296,211	366,762
Total liabilities	25,091,098	21,483,777
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,457,673 shares issued and 11,251,820 outstanding as of March 31, 2018 and 11,225,385 shares issued and 11,190,606 outstanding as of June 30, 2017	114,577	112,254
Additional paid-in-capital	125,733,973	124,409,998
Treasury stock (At cost, 205,853 shares and 34,779 shares as of March 31, 2018 and June 30, 2017, respectively)	(1,205,024)	(454,310)
Accumulated deficit	(39,172,022)	(42,301,390)
Stock subscription receivable	(221,000)	(297,511)
Other comprehensive loss	(22,005,245)	(18,074,570)
Total NetSol stockholders’ equity	63,245,259	63,394,471
Non-controlling interest	15,566,161	14,799,082
Total stockholders’ equity	78,811,420	78,193,553
Total liabilities and stockholders’ equity	$103,902,518	$99,677,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
Net Revenues:
License fees	$2,648,870	$5,730,222	$3,210,868	$14,953,574
Maintenance fees	3,659,998	3,538,996	10,702,171	10,651,692
Services	9,345,210	6,669,309	25,450,138	18,844,602
License fees - related party	-	-	261,513	246,957
Maintenance fees - related party	105,325	51,698	309,539	233,674
Services - related party	1,284,417	1,959,095	4,374,802	5,954,076
Total net revenues	17,043,820	17,949,320	44,309,031	50,884,575

Cost of revenues:
Salaries and consultants	5,418,067	6,161,110	16,244,319	18,034,263
Travel	425,060	764,867	1,226,073	2,313,002
Depreciation and amortization	1,127,077	1,340,188	3,468,293	3,989,824
Other	880,897	686,950	2,677,465	2,725,015
Total cost of revenues	7,851,101	8,953,115	23,616,150	27,062,104

Gross profit	9,192,719	8,996,205	20,692,881	23,822,471

Operating expenses:
Selling and marketing	1,962,402	2,439,948	5,605,838	7,497,464
Depreciation and amortization	231,308	284,642	699,966	825,224
General and administrative	4,048,271	4,329,798	11,862,535	12,882,407
Research and development cost	197,643	101,193	572,619	285,732
Total operating expenses	6,439,624	7,155,581	18,740,958	21,490,827

Income from operations	2,753,095	1,840,624	1,951,923	2,331,644

Other income and (expenses)
Gain (loss) on sale of assets	40,537	1,647	24,468	(33,095)
Interest expense	(102,522)	(60,357)	(330,268)	(176,959)
Interest income	142,356	27,229	394,837	81,085
Gain (loss) on foreign currency exchange transactions	2,550,394	390,897	5,304,723	(645,886)
Share of net loss from equity investment	(263,678)	-	(534,576)	-
Other income (expense)	314	(219)	15,924	28,164
Total other income (expenses)	2,367,401	359,197	4,875,108	(746,691)

Net income before income taxes	5,120,496	2,199,821	6,827,031	1,584,953
Income tax provision	(261,182)	(61,604)	(486,980)	(440,363)
Net income	4,859,314	2,138,217	6,340,051	1,144,590
Non-controlling interest	(1,994,869)	(1,438,249)	(3,210,683)	(2,999,127)
Net income (loss) attributable to NetSol	$2,864,445	$699,968	$3,129,368	$(1,854,537)

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.26	$0.06	$0.28	$(0.17)
Diluted	$0.25	$0.06	$0.28	$(0.17)

Weighted average number of shares outstanding
Basic	11,190,048	10,987,214	11,118,529	10,850,538
Diluted	11,268,842	11,121,620	11,152,365	10,850,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017

Net income (loss)	$2,864,445	$699,968	$3,129,368	$(1,854,537)
Other comprehensive income (loss):
Translation adjustment	(2,673,422)	(240,245)	(5,953,056)	(91,008)
Translation adjustment attributable to non-controlling interest	944,207	71,144	2,022,381	24,006
Net translation adjustment	(1,729,215)	(169,101)	(3,930,675)	(67,002)
Comprehensive income (loss) attributable to NetSol	$1,135,230	$530,867	$(801,307)	$(1,921,539)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,340,051	$1,144,590
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,168,259	4,815,048
Provision for bad debts	-	732
Share of net loss from investment under equity method	534,576	-
(Gain) loss on sale of assets	(24,468)	33,095
Stock based compensation	1,281,763	1,998,968
Fair market value of warrants and stock options granted	-	26,956
Changes in operating assets and liabilities:
Accounts receivable	(17,848,921)	(649,776)
Accounts receivable - related party	(2,634,063)	405,009
Revenues in excess of billing	5,904,161	(10,388,695)
Revenues in excess of billing - related party	(85,743)	553,767
Other current assets	(796,126)	419,704
Accounts payable and accrued expenses	1,139,509	337,890
Unearned revenue	4,273,007	(715,880)
Net cash provided by (used in) operating activities	2,252,005	(2,018,592)

Cash flows from investing activities:
Purchases of property and equipment	(1,107,732)	(1,315,922)
Sales of property and equipment	348,762	149,430
Convertible note receivable - related party	(550,000)	-
Investment in WRLD3D	(50,000)	(905,555)
Purchase of subsidiary shares from open market	(33,987)	-
Net cash used in investing activities	(1,392,957)	(2,072,047)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	215,311	785,479
Proceeds from exercise of subsidiary options	10,349	54,377
Restricted cash	90,000	-
Purchase of treasury stock	(750,714)	(38,885)
Dividend paid by subsidiary to non-controlling interest	(417,853)	(968,657)
Proceeds from bank loans	696,936	1,484,162
Payments on capital lease obligations and loans - net	(961,901)	(251,040)
Net cash provided by (used in) financing activities	(1,117,872)	1,065,436
Effect of exchange rate changes	(1,202,147)	(82,209)
Net decrease in cash and cash equivalents	(1,460,971)	(3,107,412)
Cash and cash equivalents at beginning of the period	14,172,954	11,557,527
Cash and cash equivalents at end of period	$12,711,983	$8,450,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2018	2017
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$300,688	$201,670
Taxes	$388,549	$215,424

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in WRLD3D	$601,869	$836,070
Assets acquired under capital lease	$304,533	$466,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Virtual Lease Services Holdings Limited (“VLSH”)

Virtual Lease Services Limited (“VLS”)

Virtual Lease Services (Ireland) Limited (“VLSIL”)

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

	For the Three Months		For the Nine Months
	Ended March 31, 2017		Ended March 31, 2017
	Originally reported	Reclassified	Originally reported	Reclassified

Net Revenues:
Services	$7,004,272	$6,669,309	$19,795,073	$18,844,602
Services - related party	1,624,132	1,959,095	5,003,605	5,954,076
	$8,628,404	$8,628,404	$24,798,678	$24,798,678

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of March 31, 2018, and June 30, 2017, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $11,569,182 and $11,564,343, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2018, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,752,554	$1,752,554
Total	$-	$-	$1,752,554	$1,752,554

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2017, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$5,173,538	$5,173,538
Total	$-	$-	$5,173,538	$5,173,538

The reconciliation from June 30, 2017 to March 31, 2018 is as follows:

	Revenues in excess of billing - long term	Fair value discount	Total
Balance at June 30, 2017	$5,483,869	$(310,331)	$5,173,538
Additions	2,432,244	$(180,526)	2,251,718
Transfers to short term	(5,850,000)	$-	(5,850,000)
Amortization during the period	-	177,298	177,298
Balance at March 31, 2018	$2,066,113	$(313,559)	$1,752,554

The Company applied the discounted cash flow method to calculate the fair value and used NetSol PK’s weighted average borrowing rate, ranging from 3.87% to 4.43%.

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

New Accounting Pronouncements

Recent Accounting Standards Adopted by the Company:

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which changes how deferred taxes are classified on the balance sheet and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

MARCH 31, 2018

(UNAUDITED)

Accounting Standards Recently Issued but Not Yet Adopted by the Company:

In May 2014, the (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the new revenue standard by one year, which will make it effective for the Company in the first quarter of its fiscal year ending June 30, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company does not expect the adoption to have any significant impact on its results of operations, financial position or disclosures.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company will apply this guidance to applicable impairment tests after the adoption date.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective prospectively for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its results of operations, financial position or disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The components of basic and diluted earnings per share were as follows:

	For the three months ended March 31, 2018			For the nine months ended March 31, 2018
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$2,864,445	11,190,048	$0.26	$3,129,368	11,118,529	$0.28
Effect of dilutive securities
Stock options	-	78,794	-	-	33,836	-
Diluted income per share	$2,864,445	11,268,842	$0.25	$3,129,368	11,152,365	$0.28

	For the three months ended March 31, 2017			For the nine months ended March 31, 2017
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share

Basic income (loss) per share:
Net income (loss) available to common shareholders	$699,968	10,987,214	$0.06	$(1,854,537)	10,850,538	$(0.17)
Effect of dilutive securities
Stock options	-	134,406	-	-	-	-
Diluted income (loss) per share	$699,968	11,121,620	$0.06	$(1,854,537)	10,850,538	$(0.17)

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017

Stock Options	-	-	-	480,133
Share Grants	243,684	542,361	243,684	542,361
	243,684	542,361	243,684	1,022,494

NOTE 4 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $22,005,245 and $18,074,570 as of March 31, 2018 and June 30, 2017, respectively. During the three and nine months ended March 31, 2018, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $1,729,215 and $3,930,675, respectively. During the three and nine months ended March 31, 2017, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $169,101 and $67,002, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture with 1insurer, formerly Innovation Group, called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the three and nine months ended March 31, 2018, NetSol Innovation provided services of $774,393 and $2,702,906, respectively. During the three and nine months ended March 31, 2017, NetSol Innovation provided services of $1,446,749 and $4,403,368, respectively. Accounts receivable at March 31, 2018 and June 30, 2017 were $2,919,233 and $1,462,078, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the three and nine months ended March 31, 2018, NTE and VLS provided license, maintenance and services of $464,976 and $1,508,867, respectively. During the three and nine months ended March 31, 2017, NTE and VLS provided license, maintenance and services of $229,081 and $1,080,868, respectively. Accounts receivable at March 31, 2018 and June 30, 2017 were $229,061 and $133,218, respectively.

NOTE 6 – MAJOR CUSTOMERS

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries), which accounts for approximately 36.65% and 44.83% of revenue for the nine months ended March 31, 2018 and 2017, respectively. The revenue from this customer is shown in the Asia – Pacific segment. Accounts receivable at March 31, 2018 and June 30, 2017, were $17,368,246 and $1,620,717, respectively. Revenues in excess of billing at March 31, 2018 was $10,686,363, which included $1,752,554 shown as long term. Revenues in excess of billing at June 30, 2017 was $18,579,540, which included $5,173,538 shown as long term.

On December 21, 2015, the Company entered into a 10-year contract with Daimler Financial Services to provide license, maintenance and services for 12 countries in the Asia Pacific Region. The implementation phase is expected to be over a five-year period with maintenance and support over 10 years. The contract is a fixed fee arrangement with total license and maintenance fees of approximately €71,000,000 (approximately $87,654,000) with services to be separately agreed upon and billed as they are performed. The customer will make fixed annual payments of €5,850,000 (approximately $7,222,000) for years 1-5 and €8,350,000 (approximately $10,309,000) for years 6-10. Under the terms of the contract, the customer has the right to withdraw from certain modules and terminate the agreement as to certain countries based on good cause or business reasons prior to the beginning of implementation.

On September 4, 2017, the Company amended the agreement which provided for an additional €7,700,000 (approximately $9,506,000) to be earned over the remaining life of the contract. The amended agreement provides for €7,000,000 (approximately $8,642,000) to be paid in the current fiscal year with €100,000 (approximately $123,000) to be paid each year over the remaining seven years.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “Convertible Note”) which was fully executed on May 25, 2017. The maximum principal amount of the Convertible Note is $750,000, and as of March 31, 2018, the Company had disbursed the full amount. The Convertible Note bears interest at 5% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after February 1, 2018. The Convertible Note is convertible into Series BB Preferred shares at the lesser of (i) the price paid per share for the equity security by the investors in the qualified financing and (ii) $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the Convertible Note). The Convertible Note is convertible upon the occurrence of the following events:

1.	Upon a qualified financing which is an equity financing of at least $2,000,000.
2.	Optionally, upon an equity financing less than $2,000,000.
3.	Optionally after the maturity date.
4.	Upon a change of control.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2018	June 30, 2017

Prepaid Expenses	$721,110	$597,687
Advance Income Tax	986,589	1,052,935
Employee Advances	115,699	128,100
Security Deposits	89,900	103,255
Other Receivables	485,112	252,590
Other Receivables - related party	300,000	-
Other Assets	406,506	329,319
Total	$3,104,916	$2,463,886

During the quarter ended March 31, 2018, NetSol PK advanced $300,000 to WRLD3D, which is recorded as other receivables – related party in other current assets.

NOTE 9 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	March 31, 2018	June 30, 2017

Revenues in excess of billing - long term	$2,066,113	$5,483,869
Present value discount	(313,559)	(310,331)
Net Balance	$1,752,554	$5,173,538

Pursuant to revenue recognition for contract accounting, the Company has recorded revenues in excess of billings long-term for amounts billable after one year. During the three and nine months ended March 31, 2018, the Company accreted $66,304 and $177,298, respectively, which is recorded in interest income for the period. The Company used the discounted cash flow method with interest rates ranging from 3.87% to 4.43%.

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2018	June 30, 2017

Office Furniture and Equipment	$3,844,617	$3,755,710
Computer Equipment	25,142,979	26,693,730
Assets Under Capital Leases	1,571,110	1,965,650
Building	8,421,016	9,243,866
Land	2,199,399	2,428,626
Autos	1,312,148	1,270,339
Improvements	525,118	592,652
Subtotal	43,016,387	45,950,573
Accumulated Depreciation	(25,490,160)	(25,579,870)
Property and Equipment, Net	$17,526,227	$20,370,703

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

For the three and nine months ended March 31, 2018, depreciation expense totaled $705,429 and $2,141,756, respectively. Of these amounts, $474,121 and $1,441,790, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2017, depreciation expense totaled $930,712 and $2,732,693, respectively. Of these amounts, $646,070 and $1,907,469, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of March 31, 2018 and June 30, 2017:

	As of	As of
	March 31, 2018	June 30, 2017
Computers and Other Equipment	$249,262	$309,863
Furniture and Fixtures	65,084	227,914
Vehicles	1,256,764	1,427,873
Total	1,571,110	1,965,650
Less: Accumulated Depreciation - Net	(568,816)	(711,622)
	$1,002,294	$1,254,028

NOTE 11 – OTHER LONG-TERM ASSETS

		As of	As of
		March 31, 2018	June 30, 2017

Investment	(1)	$3,174,314	$3,057,020
Long Term Security Deposits		105,154	154,275
Total		$3,279,468	$3,211,295

(1)	Investment in WRLD3D – Related party

On March 2, 2016, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2016. NetSol PK, a subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. Per the agreement, NetSol PK is to provide a minimum of $200,000 of services in each three-month period and the entire balance is required to be provided within three years of the date of the agreement. If NetSol PK fails to provide the future services, it may be required to forfeit the unearned shares back to WRLD3D. As of March 31, 2018, the investment earned by NetSol PK is $2,597,778.

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

During the three and nine months ended March 31, 2018, NetSol PK provided services valued at $150,373 and $734,081, respectively. During the three and nine months ended March 31, 2017, NetSol PK provided services valued at $334,963 and $950,471, respectively. This revenue is recorded as services-related party. These services are recorded as accounts receivable until approved by WRLD3D after which the shares are released from restriction. Accounts receivable at March 31, 2018 and June 30, 2017 were $264,052 and $49,646, respectively. Revenues in excess of billing at March 31, 2018 and June 30, 2017 were $153,135 and $80,705, respectively. During the three and nine months ended March 31, 2018, NetSol PK services valued at $48,191 and $601,869, respectively, were released from restriction. During the three and nine months ended March 31, 2017, NetSol PK services valued at $286,449 and $836,070, respectively, were released from restriction. Under the equity method of accounting, the Company recorded its share of net loss of $263,678 and $534,576 for the three and nine months ended March 31, 2018, respectively.

NOTE 12 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	March 31, 2018	June 30, 2017

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(6,141,253)	(3,134,488)
Accumulated Amortization	(27,570,124)	(27,067,358)
Net Balance	$13,533,620	$17,043,151

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $13,533,620 will be amortized over the next 5.25 years. Amortization expense for the three and nine months ended March 31, 2018 was $652,956 and $2,026,503, respectively. Amortization expense for the three and nine months ended March 31, 2017 was $694,118 and $2,082,355, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
March 31, 2019	$2,516,328
March 31, 2020	2,516,328
March 31, 2021	2,516,328
March 31, 2022	2,516,328
March 31, 2023	2,516,328
Thereafter	951,980
$13,533,620

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2018	June 30, 2017

Accounts Payable	$1,658,929	$1,466,265
Accrued Liabilities	5,260,927	4,498,958
Accrued Payroll & Taxes	430,135	520,719
Taxes Payable	249,906	174,485
Other Payable	165,748	219,767
Total	$7,765,645	$6,880,194

NOTE 14 – DEBTS

Notes payable and capital leases consisted of the following:

		As of March 31, 2018
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$128,415	$128,415	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	4,325,634	4,325,634	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	3,027,943	3,027,943	-
Loan Payable Bank - Running Finance II	(6)	1,297,690	1,297,690	-
		8,779,682	8,779,682	-
Subsidiary Capital Leases	(7)	616,351	320,140	296,211
		$9,396,033	$9,099,822	$296,211

		As of June 30, 2017
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$87,485	$87,485	$-
Bank Overdraft Facility	(2)	221,379	221,379	-
Loan Payable Bank - Export Refinance	(3)	4,776,461	4,776,461	-
Loan Payable Bank - Export Refinance II	(5)	1,910,585	1,910,585	-
Loan Payable Bank - Running Finance II	(6)	2,865,877	2,865,877	-
		9,861,787	9,861,787	-
Subsidiary Capital Leases	(7)	727,770	361,008	366,762
		$10,589,557	$10,222,795	$366,762

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 4.8% to 7.69% as of March 31, 2018 and June 30, 2017.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $422,535. The annual interest rate was 4.75% as of March 31, 2018. Total outstanding balance as of March 31, 2018 was £Nil. Interest expense for the three and nine months ended March 31, 2018, was $5,122 and $13,167, respectively. Interest expense for the three and nine months ended March 31, 2017, was $4,501.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2018, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $4,325,634 at March 31, 2018 and June 30, 2017. The interest rate for the loan was 3% at March 31, 2018 and June 30, 2017. Interest expense for the three and nine months ended March 31, 2018 was $24,441 and $94,710, respectively. Interest expense for the three and nine months ended March 31, 2017 was $28,012 and $85,604, respectively.

(4) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $648,845, at March 31, 2018. NetSol PK used Rs. Nil or $Nil, at March 31, 2018. The interest rate for the loan was 8.16% at March 31, 2018.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of March 31, 2018, NetSol PK was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 350,000,000 or $3,027,643 and Rs. 200,000,000 or $1,910,585, at March 31, 2018 and June 30, 2017, respectively. The interest rate for the loan was 3% at March 31, 2018 and June 30, 2017. Interest expense for the three and nine months ended March 31, 2018 was $30,095 and $69,873, respectively. Interest expense for three and nine months ended March 31, 2017, was $nil.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 150,000,000 or $1,297,690 and Rs. 300,000,000 or $2,865,877, at March 31, 2018 and June 30, 2017, respectively. The interest rate for the loan was 8.14% and 8.13% at March 31, 2018 and June 30, 2017, respectively. Interest expense for the three and nine months ended March 31, 2018 was $19,997 and $99,718, respectively. Interest expense for the three and nine months ended March 31, 2017, was $nil.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of March 31, 2018, NetSol PK was in compliance with these covenants.

(6) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2022. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months and nine months ended March 31, 2018 and 2017.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2018:

Amount
Minimum Lease Payments
Due FYE 3/31/19	$354,639
Due FYE 3/31/20	241,087
Due FYE 3/31/21	66,911
Due FYE 3/31/22	3,474
Total Minimum Lease Payments	666,111
Interest Expense relating to future periods	(49,760)
Present Value of minimum lease payments	616,351
Less: Current portion	(320,140)
Non-Current portion	$296,211

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE 15 - STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2018, the Company issued 39,204 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $245,025.

During the nine months ended March 31, 2018, the Company issued 9,699 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $55,080.

During the nine months ended March 31, 2018, the Company issued 147,612 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $907,661.

During the nine months ended March 31, 2018, the Company collected subscription receivable of $76,511 related to the exercise of stock options in previous years.

During the nine months ended March 31, 2018, the Company received $138,800 pursuant to a stock option agreement for the exercise of 35,773 shares of common stock at price of $3.88 per share.

During the nine months ended March 31, 2018, the Company paid $750,714 to purchase 171,074 of shares of its common stock from the open market at an average price of $4.39 per share.

NOTE 16 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Ave Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2016	610,133	$4.90	0.99	$799,030
Granted	79,838	$4.53
Exercised	(84,838)	$4.49
Expired / Cancelled	(130,000)	$7.50
Outstanding and exercisable, June 30, 2017	475,133	$4.20	1.05	$8,413
Granted	-	-
Exercised	(35,773)	$3.88
Expired / Cancelled	(1,000)	$16.00
Outstanding and exercisable, March 31, 2018	438,360	$4.20	0.32	$319,465

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2018.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$3.88	384,898	0.25	$3.88
$6.50	53,462	0.85	$6.50
Totals	438,360	0.32	$4.20

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2016	630,228	$6.07
Granted	222,146	$5.92
Forfeited / Cancelled	(5,000)	$5.55
Vested	(427,175)	$5.90
Unvested, June 30, 2017	420,199	$6.07
Granted	20,000	$4.25
Vested	(196,515)	$6.15
Unvested, March 31, 2018	243,684	$6.02

For the three and nine months ended March 31, 2018, the Company recorded compensation expense of $448,221 and $1,281,751, respectively. For the three and nine months ended March 31, 2017, the Company recorded compensation expense of $449,743 and $2,047,839, respectively. The compensation expense related to the unvested stock grants as of March 31, 2018 was $1,368,687 which will be recognized during the fiscal years 2018 through 2022.

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

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

NOTE 18 – CONTINGENCIES

On April 7, 2017, Conister Bank Limited filed a complaint in the High Court of Justice Chancery Division, as claim no. HC-2017-001045 against our subsidiary, Virtual Lease Services Limited (“VLS”). The complaint alleges that VLS was in willful default of their agreements with Conister Bank Limited by failing to fulfill its obligations under the agreements with Conister. The complaint was settled and dismissed on March 19, 2018, for £300,000 (approximately $421,000) of which insurance covered £209,000 (approximately $293,000).

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

The following table presents a summary of identifiable assets as of March 31, 2018 and June 30, 2017:

	As of March 31, 2018	As of June 30, 2017
Identifiable assets:
Corporate headquarters	$3,034,938	$2,922,514
North America	5,237,144	6,717,366
Europe	6,860,909	6,056,514
Asia - Pacific	88,769,527	83,980,936
Consolidated	$103,902,518	$99,677,330

The following table presents a summary of investment under equity method as of March 31, 2018 and June 30, 2017:

	As of March 31, 2018	As of June 30, 2017
Investment in WRLD3D:
Corporate headquarters	$957,929	$1,111,111
Asia - Pacific	2,216,385	1,945,909
Consolidated	$3,174,314	$3,057,020

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017

Revenues from unaffiliated customers:
North America	$998,403	$1,111,897	$3,134,113	$4,467,325
Europe	1,764,651	1,579,486	4,873,688	3,133,101
Asia - Pacific	12,891,024	13,247,144	31,355,376	35,898,971
	15,654,078	15,938,527	39,363,177	43,499,397
Revenue from affiliated customers
Europe	464,976	229,081	1,508,867	2,031,339
Asia - Pacific	924,766	1,781,712	3,436,987	5,353,839
	1,389,742	2,010,793	4,945,854	7,385,178
Consolidated	$17,043,820	$17,949,320	$44,309,031	$50,884,575

Intercompany revenue
Europe	$137,864	$112,419	$379,567	$343,599
Asia - Pacific	338,201	292,839	1,483,569	2,215,393
Eliminated	$476,065	$405,258	$1,863,136	$2,558,992

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(529,048)	$(1,147,068)	$(2,825,689)	$(3,326,500)
North America	(11,777)	(302,353)	(242,229)	(569,170)
Europe	265,831	(199,215)	545,876	(1,492,986)
Asia - Pacific	5,134,308	3,786,853	8,862,093	6,533,246
Consolidated	$4,859,314	$2,138,217	$6,340,051	$1,144,590

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2018	2017
Capital expenditures:
North America	$3,556	$41,340
Europe	254,548	422,024
Asia - Pacific	849,628	852,558
Consolidated	$1,107,732	$1,315,922

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at March 31, 2018

NetSol PK	33.79%	$13,181,663
NetSol-Innovation	49.90%	1,850,342
VLS, VLSH & VLSIL Combined	49.00%	534,232
NetSol Thai	0.006%	(76)
Total		$15,566,161

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2017

NetSol PK	33.80%	$12,887,938
NetSol-Innovation	49.90%	1,599,734
VLS, VLHS & VLSIL Combined	49.00%	311,502
NetSol Thai	0.006%	(92)
Total		$14,799,082

NetSol PK

During the nine months ended March 31, 2018, employees of NetSol PK exercised 67,000 options of common stock and NetSol PK received cash of $10,349. The Company purchased 55,500 shares of common stock of NetSol PK from the open market for $33,987. Due to the exercise of options and the shares purchase, the non-controlling interest decreased from 33.80% to 33.79%.

During the nine months ended March 31, 2018, NetSol PK paid a cash dividend of $1,234,991.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and nine months ended March 31, 2018. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2017, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Highlights

Listed below are a few of NetSol’s major successes achieved in the nine months ended March 31, 2018:

●	We amended the 12 country NFS Ascent™ contract securing €7.7 million Euros (approximately $9.5 million) in future revenues in addition to what was previously projected from the customer. The revenue will be recognized over the contract term as the support services are performed.
●	Pursuant to the 12 country NFS Ascent™ contract, we successfully implemented the Loan Origination System and the Wholesale Financial System in Thailand and Korea, respectively.
●	Pursuant to the 12 country NFS Ascent™ contract, we delivered the first major release of NFS Ascent™ to China.

●	An increase in software modification requests from some of our existing customers spread across the various regions contributed reasonably to the revenues for the quarter. A trend which is believed will be continued in the following quarters.
●	We signed a chargeable proof of concept agreement with one of the oldest and largest banks in Australia. The proof of concept project will add to our revenues and assist us in making further progress in the selection process for our NFS Ascent™ product.
●	Mizhou Balimore, a Japanese bank in Indonesia, went live with the first phase of its NFS Ascent™ digital solution.
●	Our existing customer, an auto finance company of a leading bank in Indonesia, kicked off its leasing project. We believe that this is likely to help increase revenues in the following quarters. This kick off has further strengthened our relationship with this Indonesian business partner paving the way for further success in the market. Additionally, all the branches of the same business partner successfully went live with NFS Ascent™ during the first quarter of the current fiscal year culminating into a maturing and long-standing delivery commitment.
●	We signed a new agreement to deploy our mobility applications with an existing customer valued at approximately $3 million.
●	A current Chinese customer purchased $1 million of additional licenses due to the increase in its business.
●	NFS Ascent™ and Ascent Digital continue to generate interest across all major regions and industries as some significant new prospects have come through the pipeline, further strengthening projections and forecasts. Revenue could also be boosted as customization requests grow in addition to new business volume.
●	The launch of “innovation lab” to explore and focus on new technologies such as blockchain, artificial intelligence, and big data to complement our core business.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly auto and banking markets.
●	According to Automotive World December 2017 publication, global demand for light weight trucks is expected to reach an all-time high in 2018.
●	Total industry sales of more than 20 million vehicles annually by 2018, according to John Murphy, an analyst for Bank of America Merrill Lynch annual industry outlook.
●	Robust Chinese markets as asset based leasing and finance sector are far from maturity levels.
●	The inflation rate in Pakistan reached a low of 3.25% in March 2018.
●	China investment or CPEC (China Pakistan Economic Corridor) has exceeded $50 billion from originally $46 billion in Pakistan on energy and infrastructure projects.
●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.
●	Continued interest from Fortune 500 multinational auto captives and global companies in NetSol Ascent™.
●	Continuing interest from existing clients in the NFS™ legacy systems in emerging and developing markets.
●	Growing demand and traction for upgrading to NFS Ascent™ by existing tier one auto captive clients.
●	Increased visits to NTPK by senior executives of existing clients and potential new customers.

Negative trends:

●	Continued Global terrorism and extremism threats in European countries.
●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.
●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.
●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.
●	Industry trend towards autonomous cars and its effect on the automotive industry.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2018 Compared to the Quarter Ended March 31, 2017

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended March 31, 2018 and 2017 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2018	%	2017	%
Net Revenues:
License fees	$2,648,870	15.54%	$5,730,222	31.92%
Maintenance fees	3,659,998	21.47%	3,538,996	19.72%
Services	9,345,210	54.83%	6,669,309	37.16%
Maintenance fees - related party	105,325	0.62%	51,698	0.29%
Services - related party	1,284,417	7.54%	1,959,095	10.91%
Total net revenues	17,043,820	100.00%	17,949,320	100.00%

Cost of revenues:
Salaries and consultants	5,418,067	31.79%	6,161,110	34.33%
Travel	425,060	2.49%	764,867	4.26%
Depreciation and amortization	1,127,077	6.61%	1,340,188	7.47%
Other	880,897	5.17%	686,950	3.83%
Total cost of revenues	7,851,101	46.06%	8,953,115	49.88%

Gross profit	9,192,719	53.94%	8,996,205	50.12%
Operating expenses:
Selling and marketing	1,962,402	11.51%	2,439,948	13.59%
Depreciation and amortization	231,308	1.36%	284,642	1.59%
General and administrative	4,048,271	23.75%	4,329,798	24.12%
Research and development cost	197,643	1.16%	101,193	0.56%
Total operating expenses	6,439,624	37.78%	7,155,581	39.87%

Income from operations	2,753,095	16.15%	1,840,624	10.25%
Other income and (expenses)
Gain on sale of assets	40,537	0.24%	1,647	0.01%
Interest expense	(102,522)	-0.60%	(60,357)	-0.34%
Interest income	142,356	0.84%	27,229	0.15%
Gain (loss) on foreign currency exchange transactions	2,550,394	14.96%	390,897	2.18%
Share of net loss from equity investment	(263,678)	-1.55%	-	0.00%
Other income	314	0.00%	(219)	0.00%
Total other income (expenses)	2,367,401	13.89%	359,197	2.00%

Net income (loss) before income taxes	5,120,496	30.04%	2,199,821	12.26%
Income tax provision	(261,182)	-1.53%	(61,604)	-0.34%
Net income (loss)	4,859,314	28.51%	2,138,217	11.91%
Non-controlling interest	(1,994,869)	-11.70%	(1,438,249)	-8.01%
Net income (loss) attributable to NetSol	$2,864,445	16.81%	$699,968	3.90%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2018	%	2017	%	Currency	Fluctuation	Reported

Net Revenues:	17,043,820	100.00%	17,949,320	100.00%	(425,759)	(479,741)	(905,500)

Cost of revenues:	7,851,101	46.06%	8,953,115	49.88%	864,576	237,438	1,102,014

Gross profit	9,192,719	53.94%	8,996,205	50.12%	438,817	(242,303)	196,514

Operating expenses:	6,439,624	37.78%	7,155,581	39.87%	169,300	546,657	715,957

Income (loss) from operations	2,753,095	16.15%	1,840,624	10.25%	608,117	304,354	912,471

Net revenues for the quarter ended March 31, 2018 and 2017 are broken out among the segments as follows:

	2018		2017
	Revenue	%	Revenue	%

North America	998,403	5.86%	1,111,897	6.19%
Europe	2,229,627	13.08%	1,808,567	10.08%
Asia-Pacific	13,815,790	81.06%	15,028,856	83.73%
Total	$17,043,820	100.00%	$17,949,320	100.00%

Revenues

License fees

License fees for the three months ended March 31, 2018 were $2,648,870 compared to $5,730,222 for the three months ended March 31, 2017, reflecting a decrease of $3,081,352 with a change in constant currency of $2,914,611. The decrease in license revenue for the fiscal three months ended March 31, 2018 compared to 2017 is primarily due to the decrease of license revenue recognized for the 12 country NFS Ascent™ contract offset by new license sales of approximately $1,400,000 and $1,200,000 for our legacy products and our mobility products, respectively.

Maintenance fees

Maintenance fees for the three months ended March 31, 2018 were $3,659,998 compared to $3,538,996 for the three months ended March 31, 2017 reflecting an increase of $121,002 with a change in constant currency of $145,167. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the fluctuation in usage of active users. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the three months ended March 31, 2018 were $105,325 compared to $51,698 for the three months ended March 31, 2017 reflecting an increase of $53,627 with a change in constant currency of $43,190. The increase was due to the fluctuation in usage of active users.

Services

Services income for the three months ended March 31, 2018 was $9,345,210 compared to $6,669,309 for the three months ended March 31, 2017 reflecting an increase of $2,675,901 with a change in constant currency of $2,954,472. The services revenue increase was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended March 31, 2018 was $1,284,417 compared to $1,959,095 for the three months ended March 31, 2017 reflecting a decrease of $674,678 with a change in constant currency of $653,977. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer.

Gross Profit

The gross profit was $9,192,719, for the three months ended March 31, 2018 as compared with $8,996,205 for the three months ended March 31, 2017. This is an increase of $196,514 with an increase in constant currency of $438,817. The gross profit percentage for the three months ended March 31, 2018 increased to 53.94% from 50.12% for the three months ended March 31, 2017. The cost of sales was $7,851,101 for the three months ended March 31, 2018 compared to $8,953,115 for the three months ended March 31, 2017 for a decrease of $1,102,014 and on a constant currency basis a decrease of $864,576. As a percentage of sales, cost of sales decreased from 49.88% for the three months ended March 31, 2017 to 46.06% for the three months ended March 31, 2018.

Salaries and consultant fees decreased by $743,043 from $6,161,110 for the three months ended March 31, 2017 to $5,418,067 for the three months ended March 31, 2018 and on a constant currency basis decreased $568,807. The decrease in salaries and consultant fees is due to the right sizing of technical employees at key locations including Pakistan, Thailand, China, UK and North America. As a percentage of sales, salaries and consultant expense decreased from 34.33% for the three months ended March 31, 2017 to 31.79% for the three months ended March 31, 2018.

Depreciation and amortization expense decreased to $1,127,077 compared to $1,340,188 for the three months ended March 31, 2017 or a decrease of $213,111 and on a constant currency basis a decrease of $143,596. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $6,439,624 for the three months ended March 31, 2018 compared to $7,155,581, for the three months ended March 31, 2017 for a decrease of 10.01% or $715,957 and on a constant currency basis a decrease of 2.37% or $169,300. As a percentage of sales, it decreased from 39.87% to 37.78%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, professional services, general and administrative expenses and depreciation.

Selling and marketing expenses decreased by $477,546 or 19.57% and on a constant currency basis a decrease of $45,387 or 1.86%. The decrease in selling and marketing expenses is due to reduction in staff, decrease in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $4,048,271 for the three months ended March 31, 2018 compared to $4,329,798 at March 31, 2017 or a decrease of $281,527 or 6.50% and on a constant currency basis a decrease of $176,589 or 4.08%. During the three months ended March 31, 2018, salaries increased by approximately $230,665 or $236,537 on a constant currency basis due to the annual raises, offset by a decrease in professional services of $175,233 or $180,818 on a constant currency basis and other general and administrative expenses of approximately $336,959 or $232,308 on a constant currency basis.

Income from Operations

Income from operations was $2,753,095 for the three months ended March 31, 2018 compared to $1,840,624 for the three months ended March 31, 2017. This represents an increase of $912,471 with an increase of $608,117 on a constant currency basis for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. As a percentage of sales, income from operations was 16.15% for the three months ended March 31, 2018 compared to 10.25% for the three months ended March 31, 2017.

Other income and expense

Other income was $2,367,401 for the three months ended March 31, 2018 compared with $359,197 for the three months ended March 31, 2017. This represents an increase of $2,008,204 with an increase of $2,131,878 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the Pakistan Rupee (“PKR”) compared to the U.S. dollar and the Euro. In December 2017, Pakistan’s central bank withdrew its support of the PKR, which caused the PKR to drop in value. During the three months ended March 31, 2018, we recognized a gain of $2,550,394 in foreign currency exchange transactions compared to $390,897 for the three months ended March 31, 2017. During the three months ended March 31, 2018, the value of the U.S. dollar and the Euro increased 4.5% and 7.54%, respectively, compared to the PKR. During the three months ended March 31, 2017, the value of the U.S. dollar and the Euro increased 0.4% and 1.9%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended March 31, 2018 and 2017, the net income attributable to non-controlling interest was $1,994,869 and $1,438,249, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK offset by a decrease in net income of NetSol Innovation.

Net Income / Loss attributable to NetSol

Net income was $2,864,445 for the three months ended March 31, 2018 compared $699,968 for the three months ended March 31, 2017. This is an increase of $2,164,477 with an increase of $1,872,983 on a constant currency basis, compared to the prior year. For the three months ended March 31, 2018, net income per share was $0.26 and $0.25 for basic and diluted shares, respectively, compared to $0.06 for basic and diluted shares for the three months ended March 31, 2017.

Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2018 and 2017 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2018	%	2017	%
Net Revenues:
License fees	$3,210,868	7.25%	$14,953,574	29.39%
Maintenance fees	10,702,171	24.15%	10,651,692	20.93%
Services	25,450,138	57.44%	18,844,602	37.03%
License fees - related party	261,513	0.59%	246,957	0.49%
Maintenance fees - related party	309,539	0.70%	233,674	0.46%
Services - related party	4,374,802	9.87%	5,954,076	11.70%
Total net revenues	44,309,031	100.00%	50,884,575	100.00%

Cost of revenues:
Salaries and consultants	16,244,319	36.66%	18,034,263	35.44%
Travel	1,226,073	2.77%	2,313,002	4.55%
Depreciation and amortization	3,468,293	7.83%	3,989,824	7.84%
Other	2,677,465	6.04%	2,725,015	5.36%
Total cost of revenues	23,616,150	53.30%	27,062,104	53.18%

Gross profit	20,692,881	46.70%	23,822,471	46.82%
Operating expenses:
Selling and marketing	5,605,838	12.65%	7,497,464	14.73%
Depreciation and amortization	699,966	1.58%	825,224	1.62%
General and administrative	11,862,535	26.77%	12,882,407	25.32%
Research and development cost	572,619	1.29%	285,732	0.56%
Total operating expenses	18,740,958	42.30%	21,490,827	42.23%

Income from operations	1,951,923	4.41%	2,331,644	4.58%
Other income and (expenses)
Gain (loss) on sale of assets	24,468	0.06%	(33,095)	-0.07%
Interest expense	(330,268)	-0.75%	(176,959)	-0.35%
Interest income	394,837	0.89%	81,085	0.16%
Gain (loss) on foreign currency exchange transactions	5,304,723	11.97%	(645,886)	-1.27%
Share of net loss from equity investment	(534,576)	-1.21%	-	0.00%
Other income	15,924	0.04%	28,164	0.06%
Total other income (expenses)	4,875,108	11.00%	(746,691)	-1.47%

Net income before income taxes	6,827,031	15.41%	1,584,953	3.11%
Income tax provision	(486,980)	-1.10%	(440,363)	-0.87%
Net income	6,340,051	14.31%	1,144,590	2.25%
Non-controlling interest	(3,210,683)	-7.25%	(2,999,127)	-5.89%
Net income (loss) attributable to NetSol	$3,129,368	7.06%	$(1,854,537)	-3.64%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Nine Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2018	%	2017	%	Currency	Fluctuation	Reported

Net Revenues:	44,309,031	100.00%	50,884,575	100.00%	(6,076,003)	(499,541)	(6,575,544)

Cost of revenues:	23,616,150	53.30%	27,062,104	53.18%	3,134,346	311,608	3,445,954

Gross profit	20,692,881	46.70%	23,822,471	46.82%	(2,941,657)	(187,933)	(3,129,590)

Operating expenses:	18,740,958	42.30%	21,490,827	42.23%	2,267,248	482,621	2,749,869

Income (loss) from operations	1,951,923	4.41%	2,331,644	4.58%	(674,409)	294,688	(379,721)

Net revenues for the nine months ended March 31, 2018 and 2017 are broken out among the segments as follows:

	2018		2017
	Revenue	%	Revenue	%

North America	$3,134,113	7.07%	$4,467,325	8.78%
Europe	6,382,555	14.40%	5,164,440	10.15%
Asia-Pacific	34,792,363	78.52%	41,252,810	81.07%
Total	$44,309,031	100.00%	$50,884,575	100.00%

Revenues

License fees

License fees for the nine months ended March 31, 2018 were $3,210,868 compared to $14,953,574 for the nine months ended March 31, 2017, reflecting a decrease of $11,742,706 with a change in constant currency of $11,597,815. The decrease in license revenue for the fiscal nine months ended March 31, 2018 compared to 2017 is primarily due to the decrease of license revenue recognized for the 12 country NFS Ascent™ contract offset by new license sales of approximately $2,000,000 and $1,200,000 for our legacy products and our mobility products, respectively.

License fees – related party

License fees from related party for the nine months ended March 31, 2018 were $261,513 compared to $246,957 for the nine months ended March 31, 2017 reflecting an increase of $14,556 with a change in constant currency of $7,851.

Maintenance fees

Maintenance fees for the nine months ended March 31, 2018 were $10,702,171 compared to $10,651,692 for the nine months ended March 31, 2017 reflecting an increase of $50,479 with a change in constant currency of $64,915. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the fluctuation in usage of active users. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the nine months ended March 31, 2018 were $309,539 compared to $233,674 for the nine months ended March 31, 2017 reflecting an increase of $75,865 with a change in constant currency of $60,192. The increase was due to the fluctuation in usage of active users.

Services

Services income for the nine months ended March 31, 2018 was $25,450,138 compared to $18,844,602 for the nine months ended March 31, 2017 reflecting an increase of $6,605,536 with a change in constant currency of $6,941,815. The services revenue increase was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the nine months ended March 31, 2018 was $4,374,802 compared to $5,954,076 for the nine months ended March 31, 2017 reflecting a decrease of $1,579,274 with a change in constant currency of $1,552,961. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer.

Gross Profit

The gross profit was $20,692,881, for the nine months ended March 31, 2018 as compared with $23,822,471 for the nine months ended March 31, 2017. This is a decrease of $3,129,590 with a change in constant currency of $2,941,657. The gross profit percentage for the nine months ended March 31, 2018 decreased to 46.70% from 46.82% for the nine months ended March 31, 2017. The cost of sales was $23,616,150 for the nine months ended March 31, 2018 compared to $27,062,104 for the nine months ended March 31, 2017 for a decrease of $3,445,954 and on a constant currency basis a decrease of $3,134,346. As a percentage of sales, cost of sales increased from 53.18% for the nine months ended March 31, 2017 to 53.30% for the nine months ended March 31, 2018.

Salaries and consultant fees decreased by $1,789,944 from $18,034,263 for the nine months ended March 31, 2017 to $16,244,319 for the nine months ended March 31, 2018 and on a constant currency basis decreased $1,541,008. The decrease in salaries and consultant fees is due to the right sizing of technical employees at key locations including Pakistan, Thailand, China, UK and North America. As a percentage of sales, salaries and consultant expense increased from 35.44% for the nine months ended March 31, 2017 to 36.66% for the nine months ended March 31, 2018.

Depreciation and amortization expense decreased to $3,468,293 compared to $3,989,824 for the nine months ended March 31, 2017 or a decrease of $521,531 and on a constant currency basis a decrease of $427,379. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $18,740,958 for the nine months ended March 31, 2018 compared to $21,490,827, for the nine months ended March 31, 2017 for a decrease of 12.80% or $2,749,869 and on a constant currency basis a decrease of 10.55% or $2,267,248. As a percentage of sales, it increased from 42.23% to 42.30%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, salaries and wages and depreciation.

Selling and marketing expenses decreased by $1,891,626 or 25.23% and on a constant currency basis a decrease of $1,491,024 or 19.89%. The decrease in selling and marketing expenses is due to reduction in staff, decrease in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $11,862,535 for the nine months ended March 31, 2018 compared to $12,882,407 at March 31, 2017 or a decrease of $1,019,872 or 7.92% and on a constant currency basis a decrease of $945,325 or 7.34%. During the nine months ended March 31, 2018, salaries decreased by $821,691 or $806,610 on a constant currency basis due to the decrease in the number of employees, minimal annual raises, less issue of share grants and options. Other general and administrative expenses decreased by $88,603 or $19,877 on a constant currency basis and professional services decreased by $109,578 or $118,838 on constant currency bases.

Income from Operations

Income from operations was $1,951,923 for the nine months ended March 31, 2018 compared to income of $2,331,644 for the nine months ended March 31, 2017. This represents a decrease of $379,721 with a decrease of $674,409 on a constant currency basis for the nine months ended March 31, 2018 compared with the nine months ended March 31, 2017. As a percentage of sales, income from operations was 4.41% for the nine months ended March 31, 2018 compared to 4.58% for the nine months ended March 31, 2017.

Other Income and Expense

Other income was $4,875,108 for the nine months ended March 31, 2018 compared with a loss of $746,691 for the nine months ended March 31, 2017. This represents an increase of $5,621,799 with an increase of $5,778,863 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. In December 2017, Pakistan’s central bank withdrew its support of the PKR, which caused the PKR to drop in value. During the nine months ended March 31, 2018, we recognized a gain of $5,304,723 in foreign currency exchange transactions compared to a loss of $645,886 for the nine months ended March 31, 2017. During the nine months ended March 31, 2018, the value of the U.S. dollar and the Euro increased 10.42% and 19.13%, respectively, compared to the PKR. During the nine months ended March 31, 2017, the value of the U.S. dollar and the Euro decreased 0.14% and 4.55%, respectively, compared to the PKR.

Non-controlling Interest

For the nine months ended March 31, 2018 and 2017, the net income attributable to non-controlling interest was $3,210,683 and $2,999,127, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK offset by a decrease in net income of NetSol Innovation.

Net Income / Loss attributable to NetSol

Net income was $3,129,368 for the nine months ended March 31, 2018 compared to a loss of $1,854,537 for the nine months ended March 31, 2017. This is an increase of $4,983,905 with an increase of $4,730,820 on a constant currency basis, compared to the prior year. For the nine months ended March 31, 2018, net income per share was $0.28 for basic and diluted shares compared to a loss of $0.17 for basic and diluted shares for the nine months ended March 31, 2017.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and nine months ended March 31, 2018 and 2017 are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Net Income (loss) before preferred dividend, per GAAP	$2,864,445	$699,968	$3,129,368	$(1,854,537)
Non-controlling interest	1,994,869	1,438,249	3,210,683	2,999,127
Income taxes	261,182	61,604	486,980	440,363
Depreciation and amortization	1,358,385	1,624,830	4,168,259	4,815,048
Interest expense	102,522	60,357	330,268	176,959
Interest (income)	(142,356)	(27,229)	(394,837)	(81,085)
EBITDA	$6,439,047	$3,857,779	$10,930,721	$6,495,875
Add back:
Non-cash stock-based compensation	448,233	478,345	1,281,763	2,025,924
Adjusted EBITDA, gross	$6,887,280	$4,336,124	$12,212,484	$8,521,799
Less non-controlling interest (a)	(2,540,702)	(2,317,246)	(4,804,869)	(5,501,218)
Adjusted EBITDA, net	$4,346,578	$2,018,878	$7,407,615	$3,020,581

Weighted Average number of shares outstanding
Basic	11,190,048	10,987,214	11,118,529	10,850,538
Diluted	11,268,842	11,121,620	11,152,365	10,984,944

Basic adjusted EBITDA	$0.39	$0.18	$0.67	$0.28
Diluted adjusted EBITDA	$0.39	$0.18	$0.66	$0.27

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$1,994,869	$1,438,249	$3,210,683	$2,999,127
Income Taxes	65,798	36,569	106,221	74,350
Depreciation and amortization	449,828	790,065	1,382,148	2,346,603
Interest expense	31,865	9,416	105,400	40,749
Interest (income)	(43,702)	(31,715)	(125,777)	(83,112)
EBITDA	$2,498,658	$2,242,584	$4,678,675	$5,377,717
Add back:
Non-cash stock-based compensation	42,044	74,662	126,194	123,501
Adjusted EBITDA of non-controlling interest	$2,540,702	$2,317,246	$4,804,869	$5,501,218

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $12,711,983 at March 31, 2018, compared to $14,172,954 at June 30, 2017.

Net cash provided by operating activities was $2,252,005 for the nine months ended March 31, 2018 compared to net cash used in operating activities of $2,018,592 for the nine months ended March 31, 2017. At March 31, 2018, we had current assets of $58,294,081 and current liabilities of $24,794,887. We had accounts receivable of $26,287,212 at March 31, 2018 compared to $8,228,141 at June 30, 2017. The increase in accounts receivable includes $4,313,306 due to billing for the code split per the amended DFS contract. We had revenues in excess of billings of $17,192,524 at March 31, 2018 compared to $24,380,632 at June 30, 2017 of which $1,752,554 and $5,173,538 is shown as long term as of March 31, 2018 and June 30, 2017, respectively.

The long-term portion is discounted by $313,559 and $310,331 at March 31, 2018 and June 30, 2017, respectively, using the discounted cash flow method with interest rates ranging from 3.87% to 4.43% which is NetSol PK’s weighted average borrowing rate. During the nine months ended March 31, 2018, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $10,870,963 from $32,608,773 at June 30, 2017 to $43,479,736 at March 31, 2018. The increase is due to recognition of revenue according to progress of contracts and billing for the amended DFS contract. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,765,645 and $9,099,822, respectively at March 31, 2018. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,880,194 and $10,222,795, respectively at June 30, 2017.

The average days sales outstanding for the nine months ended March 31, 2018 and 2017 were 274 and 165 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $1,392,957 for the nine months ended March 31, 2018, compared to $2,072,047 for the nine months ended March 31, 2017. We had purchases of property and equipment of $1,107,732 compared to $1,315,922 for the nine months ended March 31, 2017. For the nine months ended March 31, 2018, we invested $550,000 in a short-term convertible note receivable from WRLD3D. For the nine months ended March 31, 2018, we invested $50,000 in WRLD3D compared to $905,555 for the nine months ended March 31, 2017.

Net cash used in financing activities was $1,117,872 for the nine months ended March 31, 2018, compared to $1,065,436 provided by financing activities for the nine months ended March 31, 2017. The nine months ended March 31, 2018 included the cash inflow of $215,311 from the exercising of stock options compared to $785,479 for the same period last year. During the nine months ended March 31, 2018, we purchased 171,074 shares of our common stock from the open market for $750,714 compared to 7,500 shares of common stock for $38,885 for the same period last year. The nine months ended March 31, 2018 included the cash inflow of $696,936 from bank proceeds compared to $1,484,162 for the same period last year. During the nine months ended March 31, 2018, we had net payments for bank loans and capital leases of $961,901 compared to $251,040 for the nine months ended March 31, 2017. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 14 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2018, we had approximately $12.7 million of cash, cash equivalents and marketable securities of which approximately $11.6 million is held by our foreign subsidiaries. As of June 30, 2017, we had approximately $14.2 million of cash, cash equivalents and marketable securities of which approximately $11.6 million is held by our foreign subsidiaries. The Tax Act, which was passed on December 22, 2017, imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. As of December 31, 2017, the provisional undistributed earnings of foreign subsidiaries were $22.8 million which we anticipate being able to offset fully with net operating loss carry forwards.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($422,535) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($4,325,634) and a running finance facility of Rupees 75 million ($648,845) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 350 million ($3,027,643) and a running finance facility of Rs. 150 million ($1,297,690) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

Except for progress made in the remediation actions described above, there were no changes in our internal controls over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On April 7, 2017, Conister Bank Limited filed a complaint in the High Court of Justice Chancery Division, as claim no. HC-2017-001045 against our subsidiary, Virtual Lease Services Limited (“VLS”). The complaint alleges that VLS was in willful default of their agreements with Conister Bank Limited by failing to fulfill its obligations under the agreements with Conister. The complaint was settled and dismissed on March 19, 2018, for £300,000 (approximately $421,000) of which insurance covered £209,000 (approximately $293,000).

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2018, the Company announced that it had continued the stock repurchase program permitting the Company to repurchase up to 500,000 of its shares of common stock commencing February 27, 2018 and continuing through June 30, 2018. The following table provides the repurchases made from February 27, 2017 through March 31, 2018.

Issuer Purchases of Equity Securities
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Mar-18	31,799	$4.71	31,799	500,000

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

NETSOL TECHNOLOGIES, INC.

Date:	May 14, 2018	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	May 14, 2018	/s/Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer