Form 10-K
period 2018-06-30
NETSOL TECHNOLOGIES INC
filed 2018-09-26
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22773

NETSOL TECHNOLOGIES, INC.

(Exact Name of Registrant specified in its charter)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $47,371,503 based upon the closing price of the stock as reported on NASDAQ Capital Market ($4.71 per share) on December 31, 2017, the last business day of the registrant’s second quarter. As of September 21, 2018, there were 11,502,616 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

OUR BUSINESS

Company Business Model

NetSol believes that strong technology solutions with provable returns on investment are required to sell to its globally competitive and mature marketplace. NetSol believes that people are the drivers of success and we invest in hiring, training and retaining top-notch staff to ensure not only successful selling but also the ongoing satisfaction of our clients. Taken together, this “selling and attentive servicing” approach creates a distinctive advantage for NetSol and a unique value for our customers. NetSol continues to underpin this effective business model with a combination of careful cost arbitrage, subject matter expertise, domain experience, scalability and proximity with our global and regional customers.

Niche Market Focus

By specializing in leasing and financing solutions, we have gained footholds in several global locations and a market leading position in the captive auto-finance segment and a growing presence in the general asset finance space.

Subject Matter Expertise

Our dual expertise in enterprise technology implementation and financial application development has helped us emerge as a global contender in the lease and finance industry and secure a broad footprint throughout the major markets of North America, Asia Pacific and Europe. The Asia Pacific operating region has particularly benefitted from the organic growth in the fast-developing leasing automation industry, which is still nascent by Western standards.

Domain Experience

NetSol has a strong presence in the captive auto-finance domain. With a collective experience of over two decades in Asia Pacific and over three decades in North America and Europe, NetSol is one of a few global competitors in this niche industry.

Proximity with Global and Regional Customers

The Company has offices across the world, located strategically to maintain close contact and proximity with its customers in various key markets. This has helped in strengthening customer relationships and building a deeper understanding of local market dynamics. Simultaneously, the Company is able to extend services and even development support through a combination of local/onsite and central/off-site resources. This approach allows the Company to offer blended rates to its customers by employing a unique and cost effective global development model.

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

Our global operation is broken down into three regions: North America, Europe and Asia Pacific. All of the subsidiaries are seamlessly integrated to function effectively with global delivery capabilities, cross selling to multinational asset finance companies, leveraging a centralized marketing and pre-sales organization and, a network of employees connected across the globe to support local and global customers and partners.

OUR SOLUTIONS

NetSol Financial Suite™

NetSol’s offerings include its flagship global solution, NFS™. A robust suite of four software applications that is an end-to-end solution for the asset finance industry covering the complete leasing and finance cycle starting from quotation origination through end of contract transactions and including digital channel support with intuitive mobile applications. The four applications under NFS™ have been designed and developed for a highly flexible setting and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Each application is a complete system in itself and can be used independently to address specific sub-domains of the leasing/financing cycle. When used together, they fully automate the entire leasing/financing cycle for companies of any size, including those with multi-billion-dollar portfolios.

NFS Ascent™, the Company’s next generation platform, offers a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s™ architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 40 years combined with UX design concepts. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment. At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion-dollar lease portfolios in compliance with various regulatory standards. NFS Ascent™, with its distributed and clustered deployment across parallel application and high-volume data servers, enables finance companies to process voluminous data in a hyper speed environment.

NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. We believe that the transition from NFS™ to NFS Ascent™ allows:

●	Improvement in overall productivity throughout the delivery organization:

o	The features of the integrated Business Process Manager, Workflow Engine and Business Rule Engine, will provide flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

o	The NFS Ascent™ platform and the SOA architecture allow us to develop portals and mobile applications quickly by utilizing our existing services.

o	The n-tier architecture allows us to intelligently distribute processing and eases application maintenance. The loose coupling between various modules and layers reduces the risk of regression in other parts of the system as a result of changes made in one part of the system and follows proven and accepted SOA principles.

●	Improvement in talent acquisition and retention:

o	Because NFS Ascent™ has been developed using the latest technologies and tools available in the market, it is helping us in attracting and retaining top engineers.

●	Better customer satisfaction:

o	As a result of the powerful NFS Ascent™ platform and improvement in the talent pool, the quality of our deliverables has increased.

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

Fleet Management System (FMS)

FMS is designed to efficiently handle all fleet management needs. FMS is easily integrated with CMS and WFS as well as with any third-party contract management system to ensure a single comprehensive system. FMS key features include: a detailed tracking of information on every driver and vehicle; customizable reports; periodic reporting on fleet related aspects; internet based access to information; integration with third party software; and, linkage to GPS for real time tracking.

NFS Digital

NFS Digital enables a sales force for a finance and leasing company to access different channels like point of sale, field investigation and auditing as well as allowing end customers to access their contract details through a self-service mobile application.

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

LeasePak

In North America, NetSol Technologies Americas, Inc. (NTA) has and continues to develop the LeasePak CMS product which is now tailored to be an offering on the Microsoft Azure™ cloud. LeasePak streamlines the lease and loan management lifecycle, enabling superior portfolio management, flexible financial products (lease or loan terms) and sophisticated financial analysis and management to reduce operating costs, simply accounting and improve profits. It is scalable from a basic offering to a collection of highly specialized add on modules for systems, portfolios and accounting methods for virtually all sizes and complexity of operations. It is the centerpiece of vehicle leasing infrastructure at leading Fortune 500 banks and Automotive Captives, as well as for some of the industry’s leading independent lessors. It handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options for asset disposition and remarketing.

LeasePak Cloud - SaaS

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

LeaseSoft

In addition to offering NFS Ascent™ to the European market, NTE has some regional offerings, including:

●	LeaseSoft – a full lifecycle lease and finance system aimed predominantly at the UK funder market, including modules to support web portals and an electronic data interchange manager to facilitate integration between funders and introducers.

●	LoanSoft – similar to LeaseSoft, but optimized for the consumer loan market.

Implementation Process

The implementation process of our products can span from three to eighteen months depending upon the complexity and scope. The implementation process also includes related software services such as configuration, data migration, training and any other additional third-party interfaces. Even after implementation, customers seek enhancements and additions to improve their business processes. NetSol charges these efforts in a man-day rate. Post implementation, NetSol consultants may remain at the client site to assist the customer in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all of the above steps is priced to bring value to our customers and increase our profitability from our interactions.

Pricing and Revenue Streams

The Company’s revenue streams occur through the following three main areas:

●	Product licensing
●	Implementation related services
●	Maintenance and support related services

License fees in a single market can vary based on relatively low cost for a simple SaaS arrangement to a multi-million dollar fee for multiple module implementations. There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the customer; internal business processes followed by the customer; number of business users; and branch network of the customer. The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. However, revenue from sale of licenses with major customization, modification, and development is recognized on a percentage of completion basis. Implementation related services, including configuration, data migration and third-party interfaces are recognized in accordance with the percentage of completion method. Maintenance and support related services are then provided on a continued basis. The annual maintenance fee, which typically is an agreed upon percentage of overall monetary value of the license, then becomes an ongoing revenue stream realized on yearly basis. Revenue from software services includes fixed price contracts and is recognized in accordance with the percentage of completion method using the output measure of “Unit of Work Completed.”

Joint Ventures

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with 1insurer (formerly the Innovation Group) forming NetSol-Innovation (Pvt) Ltd., (“NetSol-Innovation”), a Pakistani company. NetSol-Innovation provides support services enabling 1insurer to scale solution delivery operations in key growth markets. NetSol-Innovation operations are centered in NetSol’s delivery center in Lahore, Pakistan. NetSol owns a majority of the venture. The entities share in the profits of the joint venture on the basis of their shareholding. The outsourcing model between 1insurer and NetSol involves services pertaining to business analyses, configuration, testing, software quality assurance, technical communication, research and development regarding its insurance platform, client support as well as project management for development of software for 1insurer. Beginning in 2016, 1Insurer began to wind down its operations, resulting in a slowdown of outsourcing to NetSol-Innovation. We anticipate that the NetSol-Innovation operations will be absorbed into our Pakistan operations in the near future.

Virtual Lease Services

Virtual Lease Services (VLS) is a joint venture partnership with NTE and Investec Bank. NetSol owns a majority of the venture. VLS provides an asset finance services proposition complementing our core solutions offerings. VLS provides three core services, covering business process outsourcing (BPO), provision of standby servicing to the securitization markets, and audit services. The cornerstone of VLS’s range of services is the BPO offering which provides portfolio management to a range of businesses, including start-ups, growth businesses, and those in run down mode. The BPO service also supports portfolio acquirers. VLS carries a Fitch ABS Primary Servicer Rating of “ABPS3+”.

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

Technical Affiliations

The Company is a Microsoft Certified Silver Partner and an Oracle Certified Partner.

Marketing and Selling

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2018 and beyond. The objective of the Company’s marketing program is to create and sustain preference and loyalty for NetSol. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website. In addition, corporate marketing oversees central marketing and communications programs for use by each of the business units.

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

Due to the growing demand for our core offerings and IT services, retention of technical and management personnel is essential. We have enhanced the compensation structure for our technical teams and senior management to stay ahead of global and regional competition. As a result, we have improved IT employee turnover from 22% in 2017 to 14% in 2018 with a goal to improve the turnover level to under 10% during the 2019 fiscal year and onwards. In addition, we are committed to improving key performance indicators such as efficiency, productivity and revenue per employee.

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

As of June 30, 2018, we had approximately 1,356 employees; comprised of 976 IT project and technical personnel; and 380 non-IT personnel. The IT project and technical personnel include 805 employees dedicated to NFS and NFS Ascent™, 56 employees dedicated to the joint venture with 1insurer and 115 employees supporting the regional offerings as well as IT consulting and services. None of our employees are subject to a collective bargaining agreement.

Competition

Neither a single company, nor a small number of companies, dominate the IT market in the space in which the Company competes. A substantial number of companies offer services that overlap and are competitive with those offered by NetSol. Some of these are large computer manufacturers and computer consulting firms that have greater financial resources than NetSol and, in some cases, may have greater capacity to perform services similar to those provided by NetSol.

In the NFS™ business space, the barriers to entry are getting higher. The products are becoming more cutting-edge while richness in functionality is paramount. Older companies have prolonged the life of their legacy products by creating web-based front ends, while the core of the systems has not been re-engineered. In the case of NFS™, we compete chiefly against leading suppliers of IT solutions to the financial industry, including names such as White Clarke, Cassiopae, LineData, FIS, International Decision Systems (IDS), Data Scan, Alfa, 3i Infotech, Finnone and Nucleus Software.

In the IT based business services areas, we compete with both smaller local firms and many global IT services providers, including names such as Wipro, InfoSys, Satyam Infoway, HCL and TCS (Tata Consulting).

Many of the competitors of NetSol have longer operating histories, larger client bases, and longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, and public relations resources than NetSol. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

Customers

NetSol customers include world renowned auto manufacturers through their finance arms and large regional banks. NetSol is a strategic business partner for Daimler (which consists of a group of many companies in different countries), which accounts for 36.3% of our revenue.

Global Operations and Geographic Data

The Company divides its operations into three regions: the Americas, Europe and Asia Pacific. The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

The Americas

At NTA, Mr. Jeffrey Bilbrey, formerly a NetSol Technologies, Inc. independent board member for three years and also Vice President at Majesco Software and Services, serves as President. Mr. Bilbrey brings 24 years of software product management, consulting services delivery and technology business operational leadership to NTA. His focus is to expand the presence of NetSol in the Americas region while assuring elevated service levels to all existing clients.

Europe

Mr. Asad Ghauri is the President of Asia Pacific (APAC) and Group Managing Director of Europe. Mr. Ghauri has a long history of experience in the Company, including a tenure as a board of director member, and vast experience in leading our APAC unit. We believe this experience will be utilized to lead growth in Europe.

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

NetSol Beijing is headed by Mr. Umar Qadri as President. Mr. Qadri has been with NetSol for over six years where he has gained valuable experience in both technology and management.

The Global Sales Division is headed by Mr. Naeem Ghauri as President of Sales from the NetSol Thai offices located in Bangkok, Thailand. Mr. Ghauri has been with NetSol since 1999 and has over 29 combined years of experience in business and IT. He is also a member of the board of directors of the parent Company.

The Asia Pacific region including Australia/New Zealand and the Middle East, is targeted from the APAC region offices located in Beijing, China; Bangkok, Thailand; Lahore and Karachi, Pakistan. While Lahore continues to be a mainstay of the Company’s delivery and research and development, Bangkok’s expanded sales operation and client relations facility has grown into a back-up to the Lahore facility. With the continued growth of the Chinese market, our Beijing office continues to expand as both a sales and support facility. Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential new markets.

Our APAC Region accounted for approximately 79% of our revenues in 2018, and our European and North American regions accounted for approximately 15% and 7%, respectively, of our revenues in 2018. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 19 of Notes to Consolidated Financial Statements under Item 8.

Intellectual Property

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information. The NetSol “N” logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan. The NetSol “N” logo and BestShoring® name has been registered with the U.S. Patent and Trademark Office. An application has been filed to trademark the NFS Ascent™ with the U.S. Patent and Trademark Office and is currently being processed. The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.

Governmental Approval and Regulation

Current Company operations do not require specific governmental approvals. Like all companies, including those with multinational subsidiaries, we are subject to the laws of the countries in which the Company maintains subsidiaries and conducts operations. Pakistani law allows a tax exemption on income from exports of IT services and products up to 2025. While foreign based companies may invest in Pakistan, repatriation of their investment, in the form of dividends or other methods, requires approval of the State Bank of Pakistan.

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

ITEM 1A - RISK FACTORS

Not Applicable

ITEM 2 - PROPERTIES

Our corporate headquarters are located in Calabasas, California where we lease 5,000 square feet of office space. We own our Lahore Technology Campus which consists of approximately 140,000 square feet of computer and general office space. This includes the newly constructed building having a covered area of approximately 90,000 square feet with the capacity to house approximately 1,000 resources. In addition, we maintain leased office space in the UK, China, Australia, Thailand and Indonesia. Our NTA office has been consolidated with the corporate headquarters. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3 - LEGAL PROCEEDINGS

None

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

Fiscal Year 2018	High	Low
First Quarter	$4.88	$3.30
Second Quarter	$4.95	$3.09
Third Quarter	$5.48	$4.25
Fourth Quarter	$6.60	$4.30

Fiscal Year 2017	High	Low
First Quarter	$7.00	$5.64
Second Quarter	$6.65	$5.00
Third Quarter	$5.55	$4.35
Fourth Quarter	$5.60	$3.80

RECORD HOLDERS - As of September 21, 2018, the number of holders of record of the Company’s common stock was 86.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	53,462	(1)	$6.50	(2)	674,749	(3)
Equity Compensation Plans not approved by Security holders	None		None		None
Total	53,462		$6.50		674,749

(1)	Consists of 53,462 under the 2005 Incentive and Nonstatutory Stock Option Plan.
(2)	The weighted average exercise price of the options is $6.50.
(3)	Represents 1,000 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan, 130,000 under the 2011 Incentive and Nonstatutory Stock Option Plan, 249,746 under the 2013 Incentive and Nonstatutory Stock Option Plan and 294,003 under the 2015 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

On February 27, 2018, the Company announced that it had continued the stock repurchase program permitting the Company to repurchase up to 500,000 of its shares of common stock commencing February 27, 2018 and continuing through June 30, 2018. The following table provides the repurchases made from February 27, 2018 through June 30, 2018.

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

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for the year ended June 30, 2018. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlights for fiscal year 2018 were:

●	We amended the 12 country NFS Ascent™ contract with DFS securing €7.7 million Euros (approximately $9 million) in future revenues in addition to what was previously projected from the customer. The revenue will be recognized over the contract term as the support services are performed.
●	Pursuant to the 12 country NFS Ascent™ contract with DFS, we successfully implemented the Loan Origination System and the Wholesale Financial System in Korea and Thailand, respectively and delivered the first major release of NFS Ascent™ to China.
●	We signed an agreement with a leading Asian auto captive finance company for NFS Ascent™ CAP and CMS modules for approximately $2,550,000.
●	An increase in software modification requests from some of our existing customers spread across the various regions contributed reasonably to the revenues for the year. A trend which is believed will be continued in the following quarters.
●	We signed a chargeable proof of concept agreement with one of the oldest and largest banks in Australia. The proof of concept project will add to our revenues and assist us in making further progress in the selection process for our NFS Ascent™ product.
●	Mizhou Balimore, a Japanese bank in Indonesia, went live with the first phase of its NFS Ascent™ digital solution.
●	Our existing customer, PT Summit Oto, a leading bank in Indonesia, kicked off its leasing project. We believe that this is likely to help increase revenues in the following quarters. This kick off has further strengthened our relationship with this Indonesian business partner paving the way for potential further success in the market. Additionally, all the branches of the same business partner successfully went live with NFS Ascent™ during the first quarter culminating into a maturing and long-standing delivery commitment.
●	We signed a new agreement to deploy our mobility applications with PT Summit Oto valued at approximately $3 million.
●	A current Chinese customer purchased $1 million of additional licenses due to the increase in its business.
●	NFS Ascent™ and Ascent Digital continue to generate interest across all major regions and industries as some significant new prospects have come through the pipeline, further strengthening projections and forecasts. Revenue could also be boosted as customization requests grow in addition to new business volume.
●	The launch of “innovation lab” to explore and focus on new technologies such as, but not limited to, blockchain, artificial intelligence, and big data to complement our core business.

Our success, in the near term, will depend on the Company’s ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals, (c) make progress in the North American and European markets and, (d) continue to increase sales and marketing efforts in every market we operate.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The growth strategy contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Build strong C-level executive teams in each key location to execute our long-term strategy.
●	Develop and groom the next tier level management for leadership to navigate long term growth.
●	Upgrade Bangkok and Beijing offices to support the growing and existing client relationships and new client acquisitions in the region.
●	Strengthen the NetSol brand in the Americas and Europe and further penetrate the APAC markets such as China, Thailand, Indonesia, Japan, Australia and New Zealand.
●	Maintain the quality of our delivery, after delivery support, and client relationships.
●	Further penetration of NFS Ascent™ into the leasing and financing sectors in China, APAC, Europe and North America by focusing on multi-national auto captive Fortune 500 companies.
●	Continue to implement new tools, systems and processes, such as JIRA, and the Agile framework to further enhance productivity, efficiencies and operating margins.

Growth Prospects for NFS Ascent™

Growth prospects for NFS Ascent™ are linked to the maturing of the product portfolio and its growing customer base across different geographic and product markets. NetSol is eyeing key international markets for growth in sales. Its sales strategy now carefully balances expansion into new geographic markets, including the Americas, Europe, and further penetration of our leading position in Asia Pacific.

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

Growth in Europe will come from the introduction of NFS Ascent™, which will allow NTE to support larger organizations than those typically selecting the existing LeaseSoft product set, and also opens the door for European expansion. This is designed to attract larger license and professional services revenues across a wider geography. In addition, leveraging the core strengths of NFS Ascent™ will increasingly provide opportunities in the automotive sector where NTE is currently underrepresented.

Growth in NetSol’s traditionally strong base in Asia Pacific is expected through diversification across market segments to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and maintenance revenues by offering enhanced features and new solutions to emerging customer needs. In addition, there is a potential for NFS Ascent™ in Asia Pacific in the form of existing customers who are looking for replacement of their current system.

In China, NetSol is a leader in the leasing and finance enterprise solution domain. With this position, NetSol continues to enjoy demand for the current NFS™ solution, as well as NFS Ascent™. NetSol will continue strengthening its position within existing multinational auto manufacturers, as well as, local Chinese captive finance and leasing companies. The Chinese auto leasing market is young and low on consumer penetration in comparison with the giant U.S. market. We see a tremendous opportunity to grow demand for our products widely and in new markets in China such as Shanghai. Although not represented in our fiscal year 2018 financial results, in August 2018, NetSol signed a five-year contract with a major global auto captive to implement Ascent™ retail and wholesale platforms in China which was valued at approximately $30 million.

In Thailand, NetSol established a sales headquarters and client service center. The NetSol Thai operation is the hub for NetSol Global markets and directly supports all APAC markets including China, Indonesia and Australia. Our operation in Bangkok serves a very robust and growing market for leasing companies and regional banks.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly auto and banking markets.
●	Robust Chinese markets as asset-based leasing and finance sector are far from maturity levels.
●	Latin American markets, primarily in Mexico, remain largely untapped.
●	The GDP of Pakistan is projected to have grown at a rate of 5.79% during the fiscal year 2017-18, according to the Pakistan Bureau of Statistics.
●	China investment or CPEC (China Pakistan Economic Corridor) has exceeded $60 billion from an original commitment of $46 billion in Pakistan on energy and infrastructure projects.
●	Strong U.S. auto sales (cars and light trucks, both commodity and premium/luxury) in excess of 17.25 million units in 2017, according to Automotive News.
●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.
●	Continued interest from Fortune 500 multinational auto captives and global companies in NetSol Ascent™.
●	Growing interest from existing clients in the NFS™ legacy systems in emerging and developing markets.
●	Growing demand and traction for upgrading to NFS Ascent™ by existing tier one auto captive clients.
●	Higher caliber and quality talent joining NetSol, globally.
●	Employee turnover is contained to 14% level in 2018.

Negative trends:

●	Growing Global terrorism and extremism threats in European countries.
●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.
●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.
●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

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

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2018 COMPARED TO THE YEAR ENDED JUNE 30, 2017

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2018 and 2017 as a percentage of revenues.

	For the Year
	Ended June 30,
	2018	%	2017	%
Net Revenues:
License fees	$6,598,254	10.83%	$18,218,912	27.87%
Maintenance fees	14,382,309	23.60%	14,157,367	21.66%
Services	33,611,982	55.16%	24,798,899	37.94%
License fees - related party	261,513	0.43%	246,957	0.38%
Maintenance fees - related party	418,444	0.69%	311,359	0.48%
Services - related party	5,657,756	9.29%	7,632,774	11.68%
Total net revenues	60,930,258	100.00%	65,366,268	100.00%

Cost of revenues:
Salaries and consultants	21,856,162	35.87%	24,645,223	37.70%
Travel	1,775,327	2.91%	3,137,671	4.80%
Depreciation and amortization	4,610,737	7.57%	5,448,059	8.33%
Other	3,481,115	5.71%	3,727,379	5.70%
Total cost of revenues	31,723,341	52.07%	36,958,332	56.54%

Gross profit	29,206,917	47.93%	28,407,936	43.46%
Operating expenses:
Selling and marketing	7,620,476	12.51%	9,746,229	14.91%
Depreciation and amortization	962,737	1.58%	1,114,275	1.70%
Provision for bad debts	460,730	0.76%	1,407,751	2.15%
General and administrative	16,254,067	26.68%	16,747,550	25.62%
Research and development cost	853,996	1.40%	393,345	0.60%
Total operating expenses	26,152,006	42.92%	29,409,150	44.99%

Income (loss) from operations	3,054,911	5.01%	(1,001,214)	-1.53%
Other income and (expenses)
Gain (loss) on sale of assets	7,594	0.01%	(30,147)	-0.05%
Interest expense	(422,327)	-0.69%	(310,044)	-0.47%
Interest income	592,153	0.97%	179,723	0.27%
Gain on foreign currency exchange transactions	5,010,383	8.22%	306,819	0.47%
Share of net loss from equity investment	(262,556)	-0.43%	-	0.00%
Other income (expense)	42,847	0.07%	50,378	0.08%
Total other income (expenses)	4,968,094	8.15%	196,729	0.30%

Net income (loss) before income taxes	8,023,005	13.17%	(804,485)	-1.23%
Income tax provision	(873,027)	-1.43%	(931,951)	-1.43%
Net income (loss)	7,149,978	11.73%	(1,736,436)	-2.66%
Non-controlling interest	(2,843,090)	-4.67%	(3,241,594)	-4.96%
Net income (loss) attributable to NetSol	$4,306,888	7.07%	$(4,978,030)	-7.62%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Year				Change in	Change due to	(Unfavorable)
	Ended June 30,				Constant	Currency	Change as
	2018	%	2017	%	Currency	Fluctuation	Reported

Net Revenues:	60,930,258	100.00%	65,366,268	100.00%	(3,094,916)	(1,341,094)	(4,436,010)

Cost of revenues:	31,723,341	52.07%	36,958,332	56.54%	4,540,245	694,746	5,234,991

Gross profit	29,206,917	47.93%	28,407,936	43.46%	1,445,329	(646,348)	798,981

Operating expenses:	26,152,006	42.92%	29,409,150	44.99%	2,933,015	324,129	3,257,144

Income (loss) from operations	3,054,911	5.01%	(1,001,214)	-1.53%	4,378,344	(322,219)	4,056,125

Net revenues for the years ended June 30, 2018 and 2017 by segment are as follows:

	2018		2017
	Revenue	%	Revenue	%

North America	$4,036,626	6.62%	$5,624,434	8.60%
Europe	8,879,160	14.57%	6,850,320	10.48%
Asia-Pacific	48,014,472	78.80%	52,891,514	80.92%
Total	$60,930,258	100.00%	$65,366,268	100.00%

Revenues

License fees

License fees for the year ended June 30, 2018 were $6,598,254 compared to $18,218,912 for the year ended June 30, 2017 reflecting a decrease of $11,620,658 with a change in constant currency of $11,356,747. The decrease in license revenue for the fiscal year ended June 30, 2018 compared to 2017 is primarily due to the $16,345,000 of license revenue recognized for the DFS, 12 country NFS Ascent™ contract in financial year 2017. This license revenue for fiscal year 2017 was recognized based on our customizing and configuring NFS Ascent™ per DFS requirements. During fiscal year 2018, we had NFS Ascent™ Digital license revenue of approximately $2,600,000 and NFS Ascent™ CAP and CMS license revenue of approximately $2,600,000. We also had license revenues through sales of our regional offerings in the U.S. and the U.K. of approximately $1,300,000.

License fees – related party

License fees from related party for the year ended June 30, 2018 were $261,513 compared to $246,957 for the year ended June 30, 2017 reflecting an increase of $14,556 with a change in constant currency of $7,851.

Maintenance fees

Maintenance fees for the year ended June 30, 2018, were $14,382,309 compared to $14,157,367 for the year ended June 30, 2017 reflecting an increase of $224,942 with a change in constant currency of $358,477. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2017 and into fiscal year 2018. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the year ended June 30, 2018, were $418,444 compared to $311,359 for the year ended June 30, 2017, reflecting an increase of $107,085 with a change in constant currency of $80,601.

Services

Services income for the year ended June 30, 2018, was $33,611,982 compared to $24,798,899 for the year ended June 30, 2017, reflecting an increase of $8,813,083 with a change in constant currency of $9,719,867. The increase was primarily due to the increase in services revenue of $9,173,393 associated with the DFS, 12 country NFS Ascent™ implementation. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the year ended June 30, 2018 was $5,657,756 compared to $7,632,774 for the year ended June 30, 2017 reflecting a decrease of $1,975,018 with a change in constant currency of $1,904,965. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $2,380,000 or $2,219,000 on a constant currency basis and a decrease of approximately $286,000 or $240,000 on a constant currency basis due to services performed for WRLD3D, offset by an increase in service revenue of approximately $690,000 or $554,000 on a constant currency basis related to services performed for Investec.

Gross Profit

The gross profit was $29,206,917, for the year ended June 30, 2018 as compared with $28,407,936 for the year ended June 30, 2017. This is an increase of $798,981 with an increase in constant currency of $1,445,329. The gross profit percentage for the year ended June 30, 2018 also increased to 47.9% from 43.5% for the year ended June 30, 2017. The cost of sales was $31,723,341 for the year ended June 30, 2018 compared to $36,958,332 for the year ended June 30, 2017 for a decrease of $5,234,991 and on a constant currency basis a decrease of $4,540,245. As a percentage of sales, cost of sales decreased from 56.5% for the year ended June 30, 2017 to 52.1% for the year ended June 30, 2018.

Salaries and consultant fees decreased by $2,789,061 from $24,645,223 for the year ended June 30, 2017 to $21,856,162 for the year ended June 30, 2018 and on a constant currency basis decreased $2,167,324. The decrease in salaries and consultant fees is due to right sizing of technical employees at key locations including Pakistan, Thailand, China, UK and North America. We had 1,234, 1,081 and 976 technical employees as of June 30, 2016, 2017 and 2018, respectively. As a percentage of sales, salaries and consultant expense decreased from 37.7% for the year ended June 30, 2017 to 35.9% for the year ended June 30, 2018.

Depreciation and amortization expense decreased to $4,610,737 compared to $5,448,059 for the year ended June 30, 2017 or a decrease of $837,322 and on a constant currency basis a decrease of $644,642. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $26,152,006 for the year ended June 30, 2018 compared to $29,409,150, for the year ended June 30, 2017 for a decrease of 11.1% or $3,257,144 and on a constant currency basis a decrease of 10.0% or $2,933,015. As a percentage of sales, it decreased from 45.0% to 42.9%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, salaries and wages and depreciation.

Selling and marketing expenses decreased $2,125,753 or 21.8% and on a constant currency basis a decrease of $1,997,529 or 20.5%. The decrease in selling and marketing expenses is due to reduction in staff, decrease in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

Provision for bad debt decreased by approximately $947,021 or $937.458 on a constant currency basis as certain accounts were estimated to be uncollectible in 2017.

General and administrative expenses were $16,254,067 for the year ended June 30, 2018 compared to $16,747,550 at June 30, 2017 or a decrease of $493,483 or 3.0% and on a constant currency basis a decrease of $337,858 or 2.0%. During the year ended June 30, 2018, salaries decreased by approximately $611,293 or $534,245 on a constant currency basis due to decrease in the number of employees, minimal annual raises, and fewer grants of shares and options. Professional services decreased by approximately $67,062 or $78,952 on a constant currency basis and other general and administrative expenses increased by approximately $184,872 or approximately $275,339 on a constant currency basis.

Income/Loss from Operations

Income from operations was $3,054,911 for the year ended June 30, 2018 compared to loss of $1,001,214 for the year ended June 30, 2017. This represents an increase of $4,056,125 with an increase of 4,378,344 on a constant currency basis for the year ended June 30, 2018 compared with the year ended June 30, 2017. As a percentage of sales, income from operations was 5.0% for the year ended June 30, 2018 compared to loss of 1.5% for the year ended June 30, 2017.

Other Income and Expense

Other income was $4,968,094 for the year ended June 30, 2018 compared to $196,729 for the year ended June 30, 2017. This represents an increase of $4,771,365 with an increase of $5,150,298 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. In December 2017, Pakistan’s central bank withdrew its support of the PKR, which caused the PKR to drop in value. During the year ended June 30, 2018, we recognized a gain of $5,010,383 in foreign currency exchange transactions compared to $306,819 for the year ended June 30, 2017. During the year ended June 30, 2018, the value of the U.S. dollar and the Euro increased 16.3% and 18.9%, respectively, compared to the PKR. During year ended June 30, 2017, the value of the U.S. dollar decreased 0.6% and value of the Euro increased 1.6% compared to the PKR.

Non-controlling Interest

For the year ended June 30, 2018 and 2017, the net income attributable to non-controlling interest was $2,843,090 and $3,241,594, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK offset by a decrease in net income of NetSol Innovation.

Net Income/Loss attributable to NetSol

Net income was $4,306,888 for the year ended June 30, 2018 compared to a net loss of $4,978,030 for the year ended June 30, 2017. This is an increase of $9,284,918 with an increase of $9,815,025 on a constant currency basis, compared to the prior year. For the year ended June 30, 2018, net income per share was $0.38 for basic and diluted shares. For the year ended June 30, 2017, net loss per share was $0.46 for basic and diluted shares.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the years ended June 30, 2018 and 2017 are as follows:

	Year	Year
	Ended	Ended
	June 30, 2018	June 30, 2017

Net Income (loss) before preferred dividend, per GAAP	$4,306,888	$(4,978,030)
Non-controlling interest	2,843,090	3,241,594
Income taxes	873,027	931,951
Depreciation and amortization	5,573,474	6,562,334
Interest expense	422,327	310,044
Interest (income)	(592,153)	(179,723)
EBITDA	$13,426,653	$5,888,170
Add back:
Non-cash stock-based compensation	1,861,445	2,763,323
Adjusted EBITDA, gross	$15,288,098	$8,651,493
Less non-controlling interest (a)	(4,947,498)	(5,841,143)
Adjusted EBITDA, net	$10,340,600	$2,810,350

Weighted Average number of shares outstanding
Basic	11,197,319	10,912,284
Diluted	11,197,319	10,919,169

Basic adjusted EBITDA	$0.92	$0.26
Diluted adjusted EBITDA	$0.92	$0.26

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$2,843,090	$3,241,594
Income Taxes	162,419	140,499
Depreciation and amortization	1,817,367	2,168,249
Interest expense	136,445	98,331
Interest (income)	(180,061)	(60,042)
EBITDA	$4,779,260	$5,588,631
Add back:
Non-cash stock-based compensation	168,238	252,512
Adjusted EBITDA of non-controlling interest	$4,947,498	$5,841,143

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $22,088,853 at June 30, 2018, compared to $14,172,954 at June 30, 2017.

Net cash provided by operating activities was $15,714,322 for the year ended June 30, 2018 compared to $454,365 for the year ended June 30, 2017. At June 30, 2018, we had current assets of $57,350,896 and current liabilities of $22,507,633. We had accounts receivable of $16,149,733 at June 30, 2018 compared to $8,228,141 at June 30, 2017. We had revenues in excess of billings of $15,492,447 at June 30, 2018 compared to $24,380,632 at June 30, 2017 of which $1,206,669 and $5,173,538 are shown as long term as of June 30, 2018 and 2017, respectively. The long-term portion was discounted by $238,576 and $310,331 at June 30, 2018 and 2017, respectively, using the discounted cash flow method with interest rates ranging from 3.87% to 4.43% which is NetSol PK’s weighted average borrowing rates. During the year ended June 30, 2018, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $966,593 from $32,608,773 at June 30, 2017 to $31,642,180 at June 30, 2018. The decrease is due to progress billings to customers. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,873,809 and $8,595,919, respectively at June 30, 2018. The average days sales outstanding for the years ended June 30, 2018 and 2017 were 192 and 165 days, respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $3,693,684 for the year ended June 30, 2018, compared to $2,727,740 for the year ended June 30, 2017. We had net purchases of property and equipment of $1,506,197 compared to $1,422,185 for the comparable period last fiscal year. For the year ended June 30, 2018 and 2017, we invested $1,923,500 and $200,000, respectively, in a short-term convertible note receivable from WRLD3D. For the year ended June 30, 2018 and 2017, we invested $230,000 and $1,105,555, respectively, in WRLD3D. We used $33,987 and $nil for the years ended June 30, 2018 and 2017, respectively, to purchase shares of NetSol PK on the open market.

Net cash used in financing activities was $1,016,766 compared to $4,377,249 provided by financing activities, for the years ended June 30, 2018, and 2017, respectively. The year ended June 30, 2018 included the cash inflow of $312,311 from the exercising of stock options and warrants compared to $866,438 for the year ended June 30, 2017. During the year ended June 30, 2018, we purchased 171,074 shares of our common stock from the open market for $750,714 compared to 7,500 shares of common stock for $38,885 for the same period last year. The year ended June 30, 2018, included cash inflow of $1,365,250 from bank proceeds compared to $6,184,635 for the same period last year. During the year ended June 30, 2018, we had net payments for bank loans and capital leases of $1,626,109 compared to $554,048 for the year ended June 30, 2017. We are operating in various geographical regions of the world through its various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 14 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of June 30, 2018, we had approximately $22.1 million of cash, cash equivalents and marketable securities of which approximately $20.9 million is held by our foreign subsidiaries. As of June 30, 2017, we have approximately $14.2 million of cash, cash equivalents and marketable securities of which approximately $11.6 million is held by our foreign subsidiaries. The Tax Act, which was passed on December 22, 2017, imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. At June 30, 2018, we calculated the deemed repatriation earnings to be $14,130,337 which was fully offset with our net operating loss carry forwards.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($394,737) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($4,107,451) and a running finance facility of Rupees 75 million ($616,1188) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 350 million ($2,875,216) and a running finance facility of Rs. 150 million ($1,232,235) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt Obligations
D&O Insurance	$69,578	$69,578	$-	$-	$-
Bank Overdraft Facility	-	-	-	-	-
Loan Payable Bank - Export Refinance	4,107,451	4,107,451	-	-	-
Loan Payable Bank - Export Refinance II	2,875,216	2,875,216	-	-	-
Loan Payable Bank - Running Finance	1,232,235	1,232,235	-	-	-
Capital Lease Obligations					-
Subsidiary Capital Leases	642,035	311,439	330,596	-	-
					-
Operating Lease Obligations					-
Non-cancellable operating lease	2,471,057	942,688	968,930	443,915	115,524

Total	$11,397,572	$9,538,607	$1,299,526	$443,915	$115,524

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, Yuan, Baht and the Pakistan Rupee. Our foreign subsidiaries conduct their businesses in local currency. Since the majority of the operations of the Company are based in the Asia Pacific region where the Pakistan Rupee is continuously losing its value against the US Dollar and we don’t have any imports; therefore, we believe it is counter-productive to hedge this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements that constitute Item 8 are included at the end of this report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NetSol’s financial statements for the fiscal years ended June 30, 2018 and June 30, 2017, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol’s financial statements for the fiscal years ended June 30, 2018 and June 30, 2017, there were no disagreements, disputes, or differences of opinion with KSP Group, Inc. (“KSP”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of KSP would have caused KSP to make reference to the matter in its report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2018. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2018, the Company’s internal control over financial reporting are effective.

Changes in Internal Control over Financial Reporting

Except for the control procedures related to the cloud-based ERP system implemented company-wide during the quarter, there have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2018, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2018, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2017 Annual Shareholders Meeting, held in June 2018, a seven-member board stood for election. The members were elected and, according to the bylaws of the Company, shall retain their position as directors until the next meeting. The board of directors is made up of: Mr. Najeeb U. Ghauri (Chairman of the Board) Mr. Eugen Beckert, Mr. Naeem U. Ghauri, Mr. Shahid Javed Burki, Mr. Mark Caton, Mr. Henry Tolentino and Ms. Malea Farsai.

Committees

The Audit committee is made up of Mr. Burki as Chairman, and Mr. Caton, Mr. Beckert and Mr. Tolentino as members. The Compensation committee consists of Mr. Caton as Chairman and Mr. Beckert, Mr. Burki and Mr. Tolentino as members. The Nominating and Corporate Governance Committee consists of Mr. Beckert as chairman and Mr. Burki, Mr. Caton and Mr. Tolentino as members. Mr. Tolentino did not join the committees as a member until August 2018.

The table below provides the membership for each of the committees during Fiscal Year 2018.

Director	Audit Committee		Compensation Committee		Nominating and Corporate Governance Committee

Najeeb Ghauri
Naeem Ghauri
Malea Farsai
Henry Tolentino*(I)	X		X		X
Shahid J. Burki (I)	X	(C)	X		X
Eugen Beckert (I)	X		X		X	(C)
Mark Caton (I)	X		X	(C)	X

*	Henry Tolentino was elected to the board in June 2018 but did not join as a committee member until August 2018
(I)	Denotes an Independent Director.
(C)	Denotes the Chairperson of the Committee.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected as an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	64	Chief Executive Officer, Chairman and Director	Brother to Naeem Ghauri
Roger Almond	2013	53	Chief Financial Officer	None
Patti L. W. McGlasson	2004	53	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Naeem Ghauri	1999	61	Director	Brother to Najeeb Ghauri
Shahid Javed Burki	2000	80	Director	None
Eugen Beckert	2001	71	Director	None
Mark Caton	2002	69	Director	None
Henry Tolentino	2018	69	Director	None
Malea Farsai	2018	49	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol. He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer from January 1998 to September 2002 and from October 2006 to present. Mr. Ghauri is a co-founder of NetSol Technologies, Inc.

He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the NASDAQ Dubai exchange in 2008. Mr. Ghauri served as the Company’s Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005. As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company’s overall growth and expansion plan. Mr. Najeeb Ghauri, as the CEO, was instrumental in the substantial increase in revenue for fiscal year end 2015. In addition, Mr. Ghauri traveled overseas multiple times to execute the largest contract for the Company, worth over $100 million, in December 2015. In 2017, Mr. Ghauri spearheaded a global initiative to become a leaner and more cost-efficient company. This initiative saved in excess of $7 Million in the 2018 fiscal year to enhance the bottom lines and key margins.

Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri attended Eastern Illinois University where he received a Bachelor of Science degree in Management/Economics in 1978. He also received an M.B.A. in Marketing Management from Claremont Graduate School in California in 1981. Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. He is also a board member of the US Pakistan Business Council located in Washington, D.C. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008 and 2009.

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

Ms. McGlasson has nearly 27 years of experience in corporate law, mergers and acquisitions, business and cross-border transactions and securities law. Immediately prior to joining NetSol, Patti practiced at Vogt & Resnick, law corporation. She was admitted to practice in California in 1991.

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

EUGEN BECKERT was appointed to the Board of Directors in August 2001. A native of Germany, Mr. Beckert received his Master’s in Engineering and Economics from the University of Karlsruhe, Germany. Mr. Beckert was with Mercedes-Benz AG/Daimler Benz AG from 1973, working in technology and systems development. In 1992, he was appointed director of Global IT (CIO) for Debis Financial Services, the services division of Daimler Benz. From 1996 to 2000, he acted as director of Processes and Systems (CIO) for Financial Services of DaimlerChrysler Asia Pacific Services. During this period, he was instrumental to having the LeaseSoft products of NetSol developed and introduced in several countries as a pilot customer. From 2001 to 2004, he served as Vice President in the Japanese company of DCS. Mr. Beckert retired from DaimlerChrysler in November 2006. Mr. Beckert is chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committees.

SHAHID JAVED BURKI was first appointed to the Board of Directors in February 2003. Before joining the World Bank in 1974 he was a member of the Civil Service of Pakistan. He had a distinguished career with the World Bank from 1974 to 1999 where he held a number of senior positions including Chief of Policy Planning (1974-1981); Director of International Relations Department (1981-87); Director of China Department (1987-94); and Vice President of Latin America and the Caribbean Region (1994-99). In 1996-97 he took leave of absence from the World Bank to take up the position of Finance Minister of Pakistan Upon taking early retirement from the Bank, he took up the position of Chief Executive Officer of EMP Financial Advisors, a consulting company linked with the Washington based EMP Global, a private equity firm and worked there until 2005.

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

Mr. Burki is currently Chairman of the Institute of Public Policy, a think tank associated with the Beacon House National University, Lahore, Pakistan. He also spends some time each year as Senior Visiting Research Fellow at the Institute of South Asian Studies, National Singapore University. Mr. Burki is the Chairman of the Shahid Javed Burki Institute of Public Policy located in Lahore, Pakistan. Mr. Burki has authored several books and articles on development issues including Rising Powers, Global Governance, in 2017; Changing Perceptions, Altered Reality: Pakistan’s Economy Under Musharraf, 1999-2006 (Oxford University Press, 2007; Pakistan Under Bhutto (Macmillan, 1990; and Study of Chinese Communes (Harvard University Press, 1969););); He is currently working on a collection of essays, Pakistan at 70, to be published later this year by Routledge, London. Mr. Burki is a chairman of the Audit Committee and a member of the Compensation and Nominating and Corporate Governance Committees. Mr. Burki is the Company’s Financial Expert on the Audit Committee.

MARK CATON joined the board of directors in 2007. Mr. Caton is currently President of Ciena Financial, Inc. a diversified financial services company, a position he has held since 2006. Prior to joining Ciena, Mr. Caton was President of NetSol Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was employed by ePlus from 1997 to 2002 as Senior Account Representative. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NetSol from 2002-2003.

Mr. Caton is a Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. Mr. Caton received his BA from UCLA in psychology in 1971.

MALEA FARSAI was nominated and elected to the Board of Directors for the first time in June 2018. Before joining NetSol in March 2000, Ms. Farsai practiced at the law firm of Horwitz and Beam where she represented both domestic and international private and public companies from technology to apparel in various transactions. She also worked on formation of business startups and IPOs. Ms. Farsai was on the team that took the Company public and is the one who listed NetSol on NASDAQ in 1999 and has maintained its listing since then to current. After nearly two decades with NetSol, she continues to work, part time, as the Company’s Corporate Counsel and is responsible for all the Company’s insurance needs, both domestically and internationally. Having knowledge of the Company since its inception, she is also responsible for some of the Company’s corporate governance, SEC reporting and NASDAQ compliance.

Ms. Farsai received her B.A. degree from University of California, Irvine and her J.D. in 1996 from WSU. Malea has been a member of the California State Bar since 1996. She sits on the board of various charitable organizations in Los Angeles.

HENRY TOLENTINO was nominated and elected to the Board of Directors for the first time in June 2018. Tolentino brings more than 30 years of experience in the auto finance industry working with global manufacturers such as Toyota and General Motors. Mr. Tolentino has held several executive positions at Toyota Leasing (Thailand) Co., Ltd., including most recently as president from 2006 to 2014 and then served as an advisor from 2015 to 2016. Prior to Toyota Leasing, Mr. Tolentino spent more than 10 years with Toyota Motor Credit Corporation, USA. He began his career in the auto finance industry with General Motors Acceptance Corporation. Mr. Tolentino joined the advisory board of NetSol in September 2017 where he provided strategic advice to the senior management of the Company. Henry is a member of the Audit, Compensation and Nomination and Corporate Governance Committees. He resides in Thailand.

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

Audit Committee

The Company has an audit committee whose members are the independent directors of the Company, specifically, Mr. Beckert, Mr. Burki, Mr. Tolentino and, Mr. Caton. Mr. Burki is the current chairman of the audit committee.

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

ITEM 11- EXECUTIVE COMPENSATION

Introduction

Our Compensation Committee is responsible for establishing and overseeing compensation programs that comply with NetSol’s executive compensation philosophy. As described in this Compensation Discussion and Analysis (“CD&A”), the Compensation Committee follows a disciplined process for setting executive compensation. This process involves analyzing factors such as company performance, individual performance, strategic goals and competitive market data to arrive at each element of compensation. The Compensation Committee approves compensation decisions for all executive officers. An independent compensation consultant helps the Compensation Committee by providing advice, information, and an objective opinion. This CD&A will focus on the compensation awarded to NetSol’s “named executive officers”—the Chief Executive Officer, Chief Financial Officer, and General Counsel, Corporate Secretary. You can find more complete information about all elements of compensation for the named executive officers in the following discussion and in the Summary Compensation table that appears on page 37.

Fiscal 2018 Executive Compensation Highlights and Governance

This section identifies the most significant decisions and changes made regarding NetSol’s executive compensation in fiscal year 2018.

Shareholder Approval of Compensation

At the last annual general meeting held on June 12, 2018, shareholders expressed support for our executive compensation programs, with 62% of votes cast at the meeting voting to ratify the compensation of our named executive officers. Although the advisory shareholder vote on executive compensation is non-binding, the Compensation Committee has considered, and will continue to consider, the outcome of the vote and the sentiments of our shareholders when making future compensation decisions for the named executive officers. Based on the results from our last annual general meeting, the Compensation Committee believes shareholders support the Company’s executive compensation philosophy and the compensation paid to the named executive officers.

Taking into account the results of this vote and out-reach to our shareholders, the Compensation Committee determined to change its executive compensation program to more meaningfully explain the Compensation Committee’s compensation decisions and to tie long term incentives of the Chief Executive Officer to performance criteria. Based on the 2016 Annual Meeting of Shareholders vote on the Frequency of Say on Pay voting, we will continue to provide our stockholders with an annual opportunity to cast an advisory vote on the compensation programs for our named executive officers.

Governance and Evolving Compensation Practices

The Compensation Committee and the Board are aware of evolving practices in executive compensation and corporate governance. In response, we have adopted and/or maintained certain policies and practices that are in keeping with “best practices” in many areas. For example:

● The Compensation Committee engages an independent compensation consultant to evaluate our chief executive officer’s executive compensation practices in comparison to a peer group.

● We do not provide excessive executive perquisites to our named executive officers.

● Our incentive plans expressly prohibit repricing of options (directly or indirectly) without prior shareholder approval.

● Our policy on the prevention of insider trading prohibits various types of transactions involving Company stock or securities, including short sales, options trading, hedging, margin purchases and pledges.

● Our stock ownership guidelines require our executive officers to align their long-term interests with those of our stockholders.

● Beginning with our fiscal year 2018-2019, we have modified our compensation practices for our CEO to tie a significant portion to financial results both on a top line and bottom line basis.

General Compensation Overview

For 2018, compensation designed for our executive officers consisted of:

●	Base Salary
●	Cash awards at the discretion of the Compensation Committee
●	Long term equity in the form of time based restricted stock; and
●	Ability to participate generally in all group health and welfare benefit programs and tax-qualified retirement plans on the same basis as applicable to all of our employees.

In response to discussions we have had with our shareholders and given the percentage voting in favor of our executive compensation, beginning with the 2019 fiscal year, Chief Executive Officer compensation shall consist of:

●	Base Salary
●	Short-term cash awards conditioned upon achieving objective performance targets
●	Long-term equity in the form of time and objective performance targets; and
●	Ability to participate generally in all group health and welfare benefit programs and tax-qualified retirement plans on the same basis as applicable to all of our employees.

The Compensation Committee administers the cash and non-cash compensation programs applicable to our executive officers. The Compensation Committee makes all decisions about executive officer compensation for the Chief Executive Officer and the remaining named executives after discussion with our Chief Executive Officer about his direct reports. The Compensation Committee has often refined the direct reports’ compensation recommendations made by the Chief Executive Officer. Our Chief Executive Officer’s compensation is determined solely by the Compensation Committee, which, consistent with NASDAQ requirements, is comprised exclusively of independent directors, and the Chief Executive Officer does not participate in Committee decisions surrounding his compensation.

Independent Compensation Consultant

The Compensation Committee retained Compensation Resources, Inc. as its independent compensation consultant. Compensation Resources provided chief executive officer and director compensation consulting services to the Compensation Committee, including a competitive market analysis of peers and the base salary, total cash compensation and total direct compensation. Interactions with Compensation Resources was limited to the Compensation Committee Chair and interaction with executives was generally limited to discussions as required to compile information at the Compensation Committee’s direction. During fiscal year 2018, Compensation Resources did not provide any other services to the Company. Based on these factors and its own evaluation of Compensation Resources independence pursuant to the requirements approved and adopted by the SEC, the Compensation Committee has determined that the work performed by Compensation Resources does not raise any conflicts of interest.

Compensation Philosophy and Objectives

Our executive compensation philosophy calls for competitive total compensation that will reward executives for achieving individual and corporate performance objectives and will attract, motivate and retain leaders who will drive the creation of shareholder value. It incorporates elements that create shareholder value by driving financial performance, retaining a high-performing and talented executive team, and aligning the interests of the executive team with the interests of shareholders. The Compensation Committee reviews the compensation and benefit programs for executive officers, including the named executive officers, and performs an annual assessment of the Company’s executive compensation policy. In determining total compensation, the Compensation Committee considers the objectives and attributes described below.

Executive Compensation Principles
Shareholder	●	Our executive compensation programs are designed to create shareholder value.
Alignment	●	Long-term incentive awards, delivered in part in the form of equity, make up a portion of our executives’ total compensation and closely align the interests of executives with the long-term interests of our shareholders.
Performance based	●	Long-term incentive awards are designed to reward our executive officers for creating long-term shareholder value. Long-term incentive awards are granted primarily in the form of stock options and/or shares.
Appropriate Risk	●	Our executive compensation programs are designed to encourage executive officers to take appropriate risks in managing their businesses to achieve optimal performance.
Competitive with external talent markets	●	Our executive compensation programs are designed to be competitive within the relevant markets.
Simple and transparent	●	Our executive compensation programs are designed to be readily understood by our executives, and transparent to our investors.

Compensation Analysis Peer Group

After consideration of business models, company revenue and market capitalization of other companies in the Company’s technology industry segment, and with the input from Compensation Resources, Inc., the compensation consultant used by the Company at the time the study was last conducted, the Compensation Committee established the following list of peer companies to provide a comparative framework for use in setting executive compensation for 2019:

Amber Road, Inc.	B Square Corp.
Cass Information Systems	Data Watch Corp.
Digital Turbine, Inc.	Everbridge, Inc.
Mitek Systems, Inc.	SPS Commerce Inc.
USA Technologies, Inc.	Zix Corp.

Executive Officer Base Salaries and Compensation Comparisons

Compensation plans are developed by utilizing publicly available compensation data in the information technology and software services industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as the Company. The Compensation Committee has determined to utilize the services of a consultant for purposes of comparing our compensation program with similarly situated companies in like industries. The recommendations of these consultants will be utilized by the Compensation Committee in determining the appropriate compensation packages in addition to taking into account the unique global scale of the Company’s business. While these consultants may make general recommendations about the size and components of compensation, we anticipate our philosophy to continue on the basis of a pay-for-performance philosophy.

In establishing the compensation of our named Chief Executive Officer, we based the amounts primarily on the market data and advice provided by Compensation Resources, Inc. with respect to the compensation paid to individuals who perform substantially similar functions within the peer group companies. In connection with the other named executive officers, we also relied on the recommendations of the Chief Executive Officer’s analysis relative to those individuals’ performance and compensation. We also examined the outstanding stock options and equity grants held by the executive officers for the purpose of considering the retention value of any additional equity awards.

As a general guideline, for our named executive officers, we aim to set base salary, cash compensation and total compensation at approximately the mean market range. Our analysis determined that the base salary of our Chief Executive officer was slightly above the mean, cash compensation was generally within the mean, but the total direct compensation was below the mean. As such, it was determined to develop a long-term, performance-based element of the compensation that brought the total direct compensation within the mean.

2018 Executive Compensation Components

Base Salary

An executive’s base salary is a fixed element of the executive’s compensation intended to attract and retain executives. It is evaluated together with components of the executive’s other compensation to ensure that the executive’s total compensation is consistent with our overall compensation philosophy. Base salaries are adjusted annually by the Compensation Committee.

The base salaries were established in arms-length negotiations between the executive and the Company, considering their extensive experience, knowledge of the industry, track record, and achievements on behalf of the Company. The Company expects each named executive officer to contribute to the Company’s overall success as a member of the executive team rather than focus solely on specific objectives within the officer’s area of responsibility.

We provided a 12.4% increase in base salary for Mr. Almond and a 3% increase for Ms. McGlasson in fiscal 2018. There was no salary increase for Mr. Ghauri in 2018. Effective in 2019, Mr. Almond and Ms. McGlasson each received a 4% increase in base salary and Mr. Ghauri’s base salary was increased by 16.7%, due in part, to the peer analysis provided by our compensation consultant. The Compensation Committee set the salaries of the remaining named executive officers for 2019 based on the relative compensation of the executive team, the contributions, maturity and tenure of the executive team. The Compensation Committee determined that salary alone was an adequate basis for short term compensation, and that equity incentives would be used for the long-term elements of incentive programs for Ms. McGlasson and Mr. Almond.

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The Compensation Committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses. Further, the compensation committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria in order to achieve the bonus. The Company’s bonus criteria at the executive management level, is typically based on a gross revenue and income from operations targets. Cash bonuses, if any for 2018 are reflected in the summary of compensation discussed below starting on page 37. For 2019, Mr. Ghauri is eligible for cash bonuses tied to Net Revenues and Income from Operations as discussed below starting on page 35. The Compensation Committee determined that Net Revenues and Income from Operations was a proper measure for measuring Mr. Ghauri’s performance in that it encourages his participation in revenue generating activities and continues to incentivize him to monitor and maximize cost efficiency.

Long-Term Equity Incentive Compensation

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executives in equity-based awards. Because base salary and equity awards are such basic elements of compensation within our industry, as well as the high technology and software industries in general, and are generally expected by employees, we believe that these components must be included in our compensation mix in order for us to compete effectively for talented executives. We award time based vested stock from our Equity Incentive Plans for several reasons. First, such awards facilitate retention of our executives. Restricted stock generally vests only if the executive remains employed by the Company. Second, time-based stock awards align executive compensation with the interests of our shareholders and thereby focuses executives on increasing value for the shareholders. Time vested stock generally only provides a superior return if the stock price appreciates, and results in materially less dilution to the shareholders than options while frequently providing equivalent value to the employee at less cost to the Company than options. In determining the number of shares to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value, past and recent performance, and the estimated value of shares at the time of grant. Assuming individual performance at a level satisfactory to the Compensation Committee, the size of total equity compensation is generally targeted at the 50th percentile for the peer group. As indicated above, market data, including compensation percentiles, were among several factors the committee reviewed in determining compensation.

Equity incentives provided to executives are determined by the Fair Market Value of our common stock on the grant date Each executive’s stock award was based on an analysis of the Compensation Committee of an appropriate overall cash compensation for each individual taking into account their position and compensation at similarly situated companies. Each executive’s stock award was based on a desired overall compensation cash value less the base salary as approved by the Compensation Committee.

In fiscal 2018, Mr. Almond and Ms. McGlasson each received 2,500 shares of common stock related to a stock grant made in September 2015. The stock grant was for 20,000 shares to each person vesting quarterly over two years. Mr. Ghauri received 8,264 shares of common stock from a grant made in September 2016, which will vest annually through 2021. The stock grant was for 82,644 shares which 50% vested immediately and the remaining 50% vesting annually from June 2017 to June 2021.

Effective for fiscal 2019, Mr. Almond will receive a grant of 10,000 shares of common stock vesting quarterly over a three-year period and Ms. McGlasson will receive a grant of 7,500 shares of common stock vesting quarterly over a two-year period. Mr. Ghauri is eligible to receive grants of shares based on the performance criteria connected to net revenues and net income from operations as discussed below. The total compensation including equity grants is designed to bring the Chief Executive Officer to the mean market average.

The Compensation Committee elected to grant Mr. Ghauri a $300,000 cash award in fiscal 2019 based on his initiative that saved the Company in excess of $7 million in fiscal year 2018.

Mr. Ghauri’s bonus for fiscal year 2019 is based on the total revenues and income from operations on a graduated basis. The following table demonstrates the graduated percentage of bonus that Mr. Ghauri will be eligible to earn based on the percentage of the goal achieved. Bonuses will be paid 60% in cash and 40% in shares of common stock valued on the date in which the bonus is earned, or June 30, 2019. Total net revenues and income from operations are based on those values reported for the year ending June 30, 2019 excluding any adjustments relating to changes in revenue recognition policy.

	Allocated Bonus %	% of Bonus	25%	50%	100%	125%	150%	175%	200%
Net revenues	55%	Increase in revenues	5%	10%	15%	20%	25%	30%	35%
Bonus Earned			82,500	165,000	330,000	412,500	495,000	577,500	660,000

		% of Bonus	25%	50%	100%	125%	150%	175%	200%
Income from Operations	45%	Income from Operations %	5.0%	7.5%	10.0%	12.5%	15.0%	17.5%	20.0%
Bonus Earned			67,500	135,000	270,000	337,500	405,000	472,500	540,000

Total Bonus			150,000	300,000	600,000	750,000	900,000	1,050,000	1,200,000

Perquisites and Other Personal Benefits

We provide named executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the level of perquisites and other personal benefits provided to NetSol’s executive officers.

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

These agreements were designed to assist in the retention of the services of our named executives and to determine in advance the rights and remedies of the parties in connection with any termination. The types and amounts of compensation and the triggering events set forth in these agreements were based on a review of the terms and conditions of normal and customary agreements in our competitive marketplace.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Compensation Committee is aware of the limitations imposed by Section 162(m), and considers the issue of deductibility when and if circumstances warrant. The committee reviews proposed compensation plans in light of applicable tax deductions, and generally seeks to maximize the deductibility for tax purposes of all elements of compensation. However, the committee may approve compensation that does not qualify for deductibility, including stock option and time-based restricted stock awards, if and when the committee deems it to be in the best interests of the Company and our shareholders.

Accounting for Stock-Based Compensation

Commencing on July 1, 2006, we began accounting for stock-based payments, including awards under our Employee Stock Option Plans, in accordance with the of Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2018, June 30, 2017, and June 30, 2016, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2018	$600,000	$-	$-	$-	(2)	$200,000	(3)	$800,000
CEO & Chairman	2017	$600,000	$200,000	$500,000	$76,723	(2)	$200,000	(3)	$1,576,723
	2016	$497,700	$-	$-	$44,937	(2)	$65,745	(3)	$608,382
Roger K Almond	2018	$213,000	$10,000	$-			$9,952	(4)	$232,952
Chief Financial Officer	2017	$189,263	$10,000	$-			$16,360	(4)	$215,623
	2016	$181,563	$32,550	$100,400			$11,725	(4)	$326,238
Patti L. W. McGlasson	2018	$217,420	$-	$-			$9,935	(5)	$227,355
Secretary, General Counsel	2017	$211,087	$-	$-			$9,795	(5)	$220,882
	2016	$215,049	$-	$100,400			$10,393	(5)	$325,842

(1) The stock was awarded as compensation to the officers. See also Grants of Plan Based Awards. These amounts do not reflect compensation actually received by the named executive officer. These amounts represent the aggregate grant date fair value of the stock awards granted during the relevant time period, computed in accordance with FASB ASC 718, excluding the effect of any estimated forfeitures based on vesting conditions. A summary of the assumptions we applied in calculating these estimates is set forth in the Notes to Consolidated Financial Statements included in Note 9. The awards for which the aggregate grant date fair value is shown in this column include awards described under the Grants of Plan-Based Awards Table and in the Outstanding Equity Awards at Fiscal Year-End Table.

(2) The life of 150,671 and 155,671 outstanding options, granted in June 2014, was extended for one year for the years ended June 30, 2017 and 2016, respectively.

(3) Consists of $36,000, $36,000 and $36,000 paid for automobile and travel allowance, $16,758, $16,758 and $16,758 on account of life insurance, $16,758, $12,987 and $12,966 paid for medical and dental insurance premiums, $24,000, $nil and $nil paid for housing allowance and $108,514, $nil and $nil paid for temporary relocation paid by the Company.

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

Grants of Plan-Based Awards

In September 2016, Mr. Najeeb Ghauri was granted 82,644 shares of the Company’s common stock which 50% vested immediately and the remaining 50% will vest annually from June 2017 to June 2021. The shares were approved by the Compensation Committee as an incentive for the named officer.

In September 2015, Mr. Roger Almond was granted 20,000 shares of the Company’s common stock, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

In September 2015, Ms. McGlasson was granted 20,000 shares of the Company’s common stock, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

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

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008, January 1, 2010 July 25, 2013 and again on June 30, 2014. Changes made in the June 30, 2014 amendment are effective July 1, 2014. Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the “CEO Agreement”), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five-year term. The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2019, Mr. Ghauri is entitled to an annualized base salary of $900,000 consisting of salary, allowances, perquisites and benefits, and is eligible for annual bonuses based on the bonus structure adopted by the Compensation Committee as described in Item 11 under Executive Compensation beginning on page 32. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year.

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

Employment Agreement with Roger K. Almond

Effective March 1, 2015, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Roger K. Almond. Pursuant to the Employment Agreement, between Mr. Almond and the Company (the “CFO Agreement”), the Company agreed to employ Mr. Almond as its Chief Financial Officer from the date of the CFO Agreement through February 28, 2017. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2019, Mr. Almond is entitled to an annualized base salary of $221,500 per annum, a $1,000 per month car allowance, 10,000 shares of common stock to be granted equally on a quarterly basis over 3 years issued after each quarter of service through June 30, 2021 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Mr. Almond is entitled to participate in the Company’s equity incentive plans and is entitled to four weeks of paid vacation per calendar year.

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

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary, General Counsel and Sr. Vice President, Legal and Corporate Affairs, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement and its related amendments, between Ms. McGlasson and the Company (the “General Counsel Agreement”), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through June 30, 2017. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. The General Counsel Agreement was amended on July 25, 2013 and again on June 30, 2014 (the General Counsel Agreement and all amendments referred to as the “GC Agreement”). Changes made in the June 30, 2014 amendment are effective July 1, 2014. Under the GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $226,113 per annum, 7,500 shares of common stock to be granted equally on a quarterly basis over 2 years issued after each quarter of service through June 30, 2020 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Ms. McGlasson is entitled to participate in the Company’s equity incentive plans and, is entitled to six weeks of paid vacation per calendar year.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2018, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Najeeb Ghauri	30,000		6.50	2/12/19
Roger K Almond	-		-
Patti L. W. McGlasson	-		-

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

Change-in-Control Payments

Najeeb Ghauri, Chairman and Chief Executive Officer

In the event that Mr. Ghauri is terminated as a result of a change in control, he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and his salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one percent of the Company’s consolidated gross revenues for the previous twelve (12) months; and at the election of the Executive, (c) a one-time cash payment equal to the cash value of all shares eligible for exercise upon the exercise of Executive’s Options then currently outstanding and exercisable as if they had been exercised in full (the “Change of Control Termination Payment”). In the event Executive elects to receive the cash value of the shares underlying Executive’s options, he shall so notify the Company of his intent.

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2018, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$2,400,000	$100,000	$2,400,000
Health Related Benefits	59,040	-	59,040
Bonus	-	-	-
Salary Multiple Pay-out	1,794,000	-	-
Bonus or Revenue One-time Pay-Out	608,614	-	-
Net Cash Value of Options	195,000	-	-

Total	$5,056,654	$100,000	$2,459,040

Roger Almond, Chief Financial Officer

In the event that Mr. Almond is terminated as a result of a change in control, he is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and his salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one-half of one percent of the Company’s consolidated gross revenues for the previous twelve (12) months (the “Change of Control Termination Payment”).

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated or a change of control occurred on June 30, 2018, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$213,000	$35,500	$213,000
Health related benefits	10,068	-	10,068
Bonus	-	-	-
Salary Multiple Pay-out	636,870	-	-
Bonus or Revenue One-time Pay-Out	304,307	-	-
Net Cash Value of Options	-	-	-

Total	$1,164,245	$35,500	$223,068

Patti L. W. McGlasson, Senior V.P. of Legal and Corporate Affairs, Secretary and General Counsel

In the event that Ms. McGlasson is terminated as a result of a change in control, she is entitled to all payments due in the event of a termination for Cause or Good Reason and: (a) a onetime payment equal to the product of 2.99 and her salary during the preceding 12 months; (b) a one-time payment equal to the higher of (i) Executive’s bonus for the previous year and (ii) one-half of one percent of the Company’s consolidated gross revenues for the previous twelve (12) months (the “Change of Control Termination Payment”).

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2018, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$434,840	$36,237	$434,840
Health related benefits	5,664	-	5,664
Bonus	-	-	-
Salary Multiple Pay-out	650,086	-	-
Bonus or Revenue One-time Pay-Out	304,651	-	-
Net Cash Value of Options	-	-	-

Total	$1,395,241	$36,237	$440,504

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2018, other than Najeeb Ghauri and Naeem Ghauri who are paid as part of their employment agreements with the Company or its subsidiaries and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARES AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	42,209	69,261	111,470
Shahid Javed Burki	49,245	69,261	118,506
Mark Caton	45,725	69,261	114,986
	137,179	207,783	344,962

(1)	During the fiscal year ended June 30, 2018, there were 12,404 shares issued to each independent director.

Director Compensation Policy

Messrs. Ghauri are not paid any fees or other compensation for services as members of our Board of Directors.

The Committee relied on a survey conducted by Compensation Resources, Inc. in setting the compensation for the non-employee members of our Board of Directors. As with named executives, the aim is to compensate the Board of Directors at the mean of peer companies. Any additional cash and/or equity compensation for the fiscal year beginning in 2019 was designed to maintain this mean.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2018.

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

On June 29, 2018, the Compensation Committee granted independent board members 9,171 shares of common stock vesting immediately.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Caton (Chairman), Mr. Beckert, Mr. Burki, and Mr. Tolentino. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2018, or at any other relevant time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Employee Equity Plans

OPTIONS:
	Number of Options Authorized	Options Grants Issued	Options Grants Cancelled / Expired	Available for Issue	Options Issued but Outstanding

The 2003 stock option plan	200,000	200,000	(1,000)	1,000	-
The 2005 stock option plan	500,000	500,000	-	-	53,462
The 2011 stock option plan	500,000	370,000	-	130,000	-
The 2013 stock option plan	1,250,000	1,247,405	(247,151)	249,746	-
The 2015 stock option plan	1,250,000	955,997	-	294,003	-

	3,700,000	3,273,402	(248,151)	674,749	53,462

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 21, 2018, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage
Najeeb Ghauri	(3)	730,146	6.33%
Naeem Ghauri	(3)	439,634	3.82%
Eugen Beckert	(3)	71,021	*
Shahid Javed Burki	(3)	106,040	*
Mark Caton	(3)	73,257	*
Patti McGlasson	(3)	66,050	*
Roger Almond	(3)	32,500	*
Henry Tolentino	(3)	7,500	*
Malea Farsai	(3)	19,261	*
Moab Capital Partners LLC	(5)	902,987	7.85%
All officers and directors as a group (nine persons)		1,545,409	13.42%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 21, 2018, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes 30,000 and 10,962 shares issuable upon exercise of options exercisable within 60 days for Mr. Najeeb Ghauri and Mr. Naeem Ghauri, respectively.

(3) Address c/o NetSol Technologies, Inc. at 23975 Park Sorrento, Suite 250, Calabasas, CA 91302.

(4) Shares issued and outstanding as of September 21, 2018 were 11,502,616.

(5) 5% or greater shareholder based on Schedule 13G filing on February 14, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On May 31, 2017, Faizaan Ghauri, son of CEO Najeeb Ghauri, and an employee of the Company, was appointed CEO of WRLD3D. On March 2, 2016, The Company purchased a 4.9% interest in WRLD3D for $1,111,111 and the Company’s subsidiary NetSol PK purchased a 12.2% investment in WRLD3D for $2,777,778.

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “Convertible Note”) which was fully executed on May 25, 2017. The maximum principal amount of the Convertible Note is $750,000, and as of June 30, 2018, the Company had disbursed $750,000. The Convertible Note bears interest at 5% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after February 1, 2018.

The Company entered into an agreement with WRLD3D, whereby NetSol Thai was issued a Convertible Promissory Note (the “Thai Convertible Note”) which was fully executed on February 9, 2018. The maximum principal amount of the Convertible Note is $2,500,000, and as of June 30, 2018, NetSol Thai had disbursed $1,373,500. The Thai Convertible Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon NetSol Thai’s request on or after March 31, 2019. Subsequent to June 30, 2018, NetSol Thai disbursed an additional $483,000.

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force, LLC which purchased a 4.9% investment in WRLDS3D for $1,111,111.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

KSP Group, Inc. audited the Company’s financial statements for the fiscal years ended June 30, 2018 and June 30, 2017. The aggregate fees billed by principal accountants for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2018 was $250,000 and for the year ended June 30, 2017 was $365,635. The 2018 balances are comprised of audit and review services of $250,000 for KSP Group, Inc. The 2017 balances were comprised of audit and review services of $175,000 for KSP Group, Inc., $140,635 for Squar Milner, and $50,000 for Kabani and Co.

Tax Fees

Tax fees for fiscal year 2018 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2017. Tax fees for fiscal year 2017 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2016.

All Other Fees

No other fees were paid to principal accountant during the fiscal year 2018 and 2017.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997, incorporated by reference as Exhibit 3.1 to NetSol’s Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997.*
3.2	Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference as Exhibit 3.2 to NetSol’s Annual Report for the fiscal year ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*
3.3	Amendment to the Articles of Incorporation of NetSol International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report on Form 10-KSB/A filed on February 2, 2001.*
3.4	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated August 20, 2003 filed as Exhibit A to NetSol’s Definitive Proxy Statement filed June 27, 2003.*
3.5	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated March 14, 2005 filed as Exhibit 3.0 to NetSol’s quarterly report filed on Form 10-QSB for the period ended March 31, 2005.*
3.6	Amendment to the Articles of Incorporation dated October 18, 2006 filed as Exhibit 3.5 to NetSol’s Annual Report for the fiscal year ended June 30, 2007 on Form 10-KSB.*
3.7	Amendment to Articles of Incorporation dated May 12, 2008*
3.8	Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001.*
3.9	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol’s Registration Statement filed on Form S-8 filed on March 27, 2002.*
4.1	Form of Common Stock Certificate*
4.2	Form of Warrant*.
4.3	Form of Series A 7% Cumulative Preferred Stock filed as Annex E to NetSol’s Definitive Proxy Statement filed September 18, 2006*.
10.1	Company Stock Option Plan dated May 18, 1999 incorporated by reference as Exhibit 10.2 to the Company’s Annual Report for the Fiscal Year Ended June 30, 1999 on Form 10K-SB filed September 28, 1999.*
10.2	Company Stock Option Plan dated April 1, 1997 incorporated by reference as Exhibit 10.5 to NetSol’s Registration Statement No. 333-28861 on Form SB-2 filed June 10, 1997*
10.3	Company 2003 Incentive and Nonstatutory incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed February 6, 2004.*
10.4	Company 2001 Stock Options Plan dated March 27, 2002 incorporated by reference as Exhibit 5.1 to NetSol’s Registration Statement on Form S-8 filed on March 27, 2002.*
10.5	Company 2008 Equity Incentive Plan incorporated by reference as Annex A to NetSol’s Definitive Proxy Statement filed May 28, 2008.*
10.6	Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on May 8, 2006.*
10.7	Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006 incorporated by reference as Exhibit 10.20 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006.*
10.8.	Employment Agreement by and between the Company and Najeeb Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*
10.9	Employment Agreement by and between the Company and Naeem Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*
10.10	10.15 Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2007.*
10.11	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2007. *

10.12	Tenancy Agreement by and between NetSol Technologies, Ltd. and Beijing Lucky Goldstar Building Development Co. Ltd. dated June 26, 2007 filed as Exhibit 10.21 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007.*
10.13	Company 2005 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on March 3, 2006.*
10.14	Company 2004 Stock Option Plan incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed on February 7, 2005.*
10.15	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *
10.16	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010.*
10.17	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010.*
10.18	Amendment to Employment Agreement between NetSol Technologies, Inc. and Najeeb Ghauri dated effective July 25, 2013.*
10.19	Amendment to Employment Agreement between NetSol Technologies, Inc. and Patti L.W. McGlasson dated effective July 25, 2013.*
10.20	Restated Charter of the Compensation Committee dated effective September 10, 2013*
10.21	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013.*
10.22	Restated Charter of the Audit Committee dated effective September 10, 2013*
10.23	Restated Code of Business Conduct & Ethics dated effective September 10, 2013*
21.1	A list of all subsidiaries of the Company (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (CEO)(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)(1)

*Previously Filed

(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 26, 2018	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 26, 2018	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 26, 2018	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 26, 2018	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date: September 26, 2018	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
Director

Date: September 26, 2018	BY:	/S/ EUGEN BECKERT
Eugen Beckert
Director

Date: September 26, 2018	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 26, 2018	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 26, 2018	BY:	/S/ Malea Farsai
Malea Farsai
Director

Date: September 26, 2018	BY:	/S/ Henry Tolentino
Henry Tolentino
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

5757 W Century Blvd, Suite 303,
Los Angeles, CA 90045

Tel +1(310) 568-1628
Fax +1(310) 410-0371

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NetSol Technologies, Inc. and subsidiaries

Calabasas, California

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSol Technologies, Inc. and subsidiaries as of June 30, 2018 and 2017 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

KSP Group, Inc.

Certified Public Accountants

Los Angeles, CA

September 26, 2018

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of June 30,

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$22,088,853	$14,172,954
Accounts receivable, net of allowance of $610,061 and $571,511	12,775,461	6,583,199
Accounts receivable, net - related party	3,374,272	1,644,942
Revenues in excess of billings	14,285,778	19,126,389
Revenues in excess of billings - related party	-	80,705
Convertible note receivable - related party	2,123,500	200,000
Other current assets	2,703,032	2,463,886
Total current assets	57,350,896	44,272,075
Revenues in excess of billings, net - long term	1,206,669	5,173,538
Property and equipment, net	16,165,491	20,370,703
Long term investment	3,217,162	3,057,020
Other assets	70,299	244,275
Intangible assets, net	12,247,196	17,043,151
Goodwill	9,516,568	9,516,568
Total assets	$99,774,281	$99,677,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,873,809	$6,880,194
Current portion of loans and obligations under capitalized leases	8,595,919	10,222,795
Unearned revenues	5,949,581	3,925,702
Common stock to be issued	88,324	88,324
Total current liabilities	22,507,633	21,117,015
Loans and obligations under capitalized leases; less current maturities	330,596	366,762
Total liabilities	22,838,229	21,483,777
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018 and 11,225,385 shares issued and 11,190,606 outstanding as of June 30, 2017	117,085	112,254
Additional paid-in-capital	126,479,147	124,409,998
Treasury stock (At cost, 205,853 shares and 34,779 shares as of June 30, 2018 and June 30, 2017, respectively)	(1,205,024)	(454,310)
Accumulated deficit	(37,994,502)	(42,301,390)
Stock subscription receivable	(221,000)	(297,511)
Other comprehensive loss	(24,386,071)	(18,074,570)
Total NetSol stockholders’ equity	62,789,635	63,394,471
Non-controlling interest	14,146,417	14,799,082
Total stockholders’ equity	76,936,052	78,193,553
Total liabilities and stockholders’ equity	$99,774,281	$99,677,330

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended June 30,

	2018	2017
Net Revenues:
License fees	$6,598,254	$18,218,912
Maintenance fees	14,382,309	14,157,367
Services	33,611,982	24,798,899
License fees - related party	261,513	246,957
Maintenance fees - related party	418,444	311,359
Services - related party	5,657,756	7,632,774
Total net revenues	60,930,258	65,366,268

Cost of revenues:
Salaries and consultants	21,856,162	24,645,223
Travel	1,775,327	3,137,671
Depreciation and amortization	4,610,737	5,448,059
Other	3,481,115	3,727,379
Total cost of revenues	31,723,341	36,958,332

Gross profit	29,206,917	28,407,936

Operating expenses:
Selling and marketing	7,620,476	9,746,229
Depreciation and amortization	962,737	1,114,275
Provision for bad debts	460,730	1,407,751
General and administrative	16,254,067	16,747,550
Research and development cost	853,996	393,345
Total operating expenses	26,152,006	29,409,150

Income (loss) from operations	3,054,911	(1,001,214)

Other income and (expenses)
Gain (loss) on sale of assets	7,594	(30,147)
Interest expense	(422,327)	(310,044)
Interest income	592,153	179,723
Gain on foreign currency exchange transactions	5,010,383	306,819
Share of net loss from equity investment	(262,556)	-
Other income (expense)	42,847	50,378
Total other income (expenses)	4,968,094	196,729

Net income (loss) before income taxes	8,023,005	(804,485)
Income tax provision	(873,027)	(931,951)
Net income (loss)	7,149,978	(1,736,436)
Non-controlling interest	(2,843,090)	(3,241,594)
Net income (loss) attributable to NetSol	$4,306,888	$(4,978,030)

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.38	$(0.46)
Diluted	$0.38	$(0.46)

Weighted average number of shares outstanding
Basic	11,197,319	10,912,284
Diluted	11,197,319	10,912,284

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended June 30,

	2018	2017

Net income (loss)	$4,306,888	$(4,978,030)
Other comprehensive income (loss):
Translation adjustment	(9,386,033)	778,673
Translation adjustment attributable to non-controlling interest	3,074,532	(122,749)
Net translation adjustment	(6,311,501)	655,924
Comprehensive income (loss) attributable to NetSol	$(2,004,613)	$(4,322,106)

The accompanying notes are an integral part of these consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2018 and 2017

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2016	10,713,372	$107,134	$121,448,946	$(415,425)	$(37,323,360)	$(783,172)	$-	$(18,730,494)	$13,337,702	$77,641,331
Exercise of common stock options	84,838	848	379,929	-	-	-	-	-	-	380,777
Exercise of subsidiary common stock options	-	-	(177,928)	-	-	-	-	-	253,310	75,382
Common stock issued for:
Services	427,175	4,272	2,517,886	-	-	-	-	-	-	2,522,158
Purchase of treasury shares	-	-	-	(38,885)	-	-	-	-	-	(38,885)
Equity component shown as current liability at
June 30, 2016	-	-	-	-	-	-	88,324	-	-	88,324
June 30, 2017	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Fair value
of options issued	-	-	26,956	-	-	-	-	-	-	26,956
of options extended	-	-	214,209	-	-	-	-	-	-	214,209
Dividend to non-controlling interest	-	-	-	-	-	-	-	-	(2,156,273)	(2,156,273)
Payment received for stock subscription	-	-	-	-	-	485,661	-	-	-	485,661
Foreign currency translation adjustment	-	-	-	-	-	-	-	655,924	122,749	778,673
Net loss for the year	-	-	-	-	(4,978,030)	-	-	-	3,241,594	(1,736,436)
Balance at June 30, 2017	11,225,385	$112,254	$124,409,998	$(454,310)	$(42,301,390)	$(297,511)	$-	$(18,074,570)	$14,799,082	$78,193,553

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2018 and 2017

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2017	11,225,385	$112,254	$124,409,998	$(454,310)	$(42,301,390)	$(297,511)	$-	$(18,074,570)	$14,799,082	$78,193,553
Exercise of common stock options	173,520	1,735	234,065	-	-	-	-	-	-	235,800
Exercise of subsidiary common stock options	-	-	(22,160)	-	-	-	-	-	32,509	10,349
Common stock issued for:
Services	309,564	3,096	1,855,352	-	-	-	-	-	-	1,858,448
Purchase of treasury shares	-	-	-	(750,714)	-	-	-	-	-	(750,714)
Equity component shown as current liability at
June 30, 2017	-	-	-	-	-	-	88,324	-	-	88,324
June 30, 2018	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Acquisition of non-controlling interest in subsidiary	-	-	1,892	-	-	-	-	-	(35,879)	(33,987)
Dividend to non-controlling interest	-	-	-	-	-	-	-	-	(417,853)	(417,853)
Payment received for stock subscription	-	-	-	-	-	76,511	-	-	-	76,511
Foreign currency translation adjustment	-	-	-	-	-	-	-	(6,311,501)	(3,074,532)	(9,386,033)
Net loss for the year	-	-	-	-	4,306,888	-	-	-	2,843,090	7,149,978
Balance at June 30, 2018	11,708,469	$117,085	$126,479,147	$(1,205,024)	$(37,994,502)	$(221,000)	$-	$(24,386,071)	$14,146,417	$76,936,052

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,149,978	$(1,736,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,573,474	6,562,334
Provision for bad debts	460,730	1,407,751
Impairment of assets	172,505	-
Share of net loss from investment under equity method	262,556	-
(Gain) loss on sale of assets	(7,594)	30,147
Stock based compensation	1,861,445	2,522,158
Fair market value of warrants and stock options granted	-	241,165
Changes in operating assets and liabilities:
Accounts receivable	(7,735,582)	2,292,980
Accounts receivable - related party	(2,735,846)	2,803,520
Revenues in excess of billing	6,788,580	(13,966,522)
Revenues in excess of billing - related party	77,128	211,615
Other current assets	(195,529)	72,522
Accounts payable and accrued expenses	1,653,778	751,835
Unearned revenue	2,388,699	(738,704)
Net cash provided by operating activities	15,714,322	454,365

Cash flows from investing activities:
Purchases of property and equipment	(2,449,449)	(2,203,203)
Sales of property and equipment	943,252	781,018
Convertible note receivable - related party	(1,923,500)	(200,000)
Investment in WRLD3D	(230,000)	(1,105,555)
Purchase of subsidiary shares from open market	(33,987)	-
Net cash used in investing activities	(3,693,684)	(2,727,740)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	312,311	866,438
Proceeds from exercise of subsidiary options	10,349	75,382
Restricted cash	90,000	-
Purchase of treasury stock	(750,714)	(38,885)
Dividend paid by subsidiary to non-controlling interest	(417,853)	(2,156,273)
Proceeds from bank loans	1,365,250	6,184,635
Payments on capital lease obligations and loans - net	(1,626,109)	(554,048)
Net cash provided by (used in) financing activities	(1,016,766)	4,377,249
Effect of exchange rate changes	(3,087,973)	511,553
Net increase in cash and cash equivalents	7,915,899	2,615,427
Cash and cash equivalents at beginning of the period	14,172,954	11,557,527
Cash and cash equivalents at end of period	$22,088,853	$14,172,954

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2018	2017
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$390,649	$225,641
Taxes	$700,127	$195,726

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in WRLD3D	$601,869	$1,231,115
Assets acquired under capital lease	$507,865	$498,333

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

NetSol Technologies, Inc., was incorporated under the laws of the State of Nevada on March 18, 1997. (NetSol Technologies, Inc. and subsidiaries collectively referred to as the “Company”)

The Company designs, develops, markets, and exports proprietary software products to customers in the automobile financing and leasing, banking, and financial services industries worldwide. The Company also provides system integration, consulting, and IT products and services in exchange for fees from customers.

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

June 30, 2018 and 2017

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

(E) Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of June 30, 2018 and 2017, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $20,933,224 and $11,564,343, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

On June 23, 2017, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and perhaps increased regulatory complexities. These changes may adversely affect the Company’s operations and financial results.

(F) Restricted Cash

The Company had restricted cash of $0 and $90,000 at June 30, 2018 and 2017, respectively, as collateral against a standby letter of credit.

(G) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2018 and 2017, the Company had recorded allowance for doubtful accounts of $610,061 and $571,511, respectively.

(H) Revenues in Excess of Billings

Revenues in excess of billings represent the total of the project to be billed to the customer for revenues recognized per US GAAP. As the customers are billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.”

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

The Company assesses and records impairment losses when events and circumstances indicate the investments might be impaired. Gains and losses are recognized when realized and recorded in other income (expense) in the accompanying Consolidated Statements of Operations.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

Category	Estimated Useful Life

Computer equipment & software	3 to 5 Years
Office furniture and equipment	5 to 10 Years
Building	20 Years
Autos	5 Years
Assets under capital leases	3 to 10 Years
Improvements	5 to 10 Years

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

June 30, 2018 and 2017

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

(N) Research and Development Costs

Research and development expenses are comprised of salaries, benefits and overhead expenses of employees involved in software product enhancement and development, cost of outside contractors engaged to perform quality assurance, software product enhancement and development (if any). Development costs are expensed as incurred.

(O) Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

(P) Fair Value of Financial Instruments

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt, the carrying amounts approximate fair value due to their relatively short maturities. The carrying amounts of the convertible notes receivable and long-term debt approximate their fair values based on current interest rates for instruments with similar characteristics.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2018, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,206,669	$1,206,669
Total	$-	$-	$1,206,669	$1,206,669

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2017, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenue in excess of billing - long term	$-	$-	$5,173,538	$5,173,538
Total	$-	$-	$5,173,538	$5,173,538

The reconciliation from June 30, 2017 to June 30, 2018 is as follows:

	Revenues in excess of billing - long term	Fair value discount	Total
Balance at June 30, 2017	$5,483,869	$(310,331)	$5,173,538
Additions	2,432,244	(180,526)	2,251,718
Transfers to short term	(6,470,868)	-	(6,470,868)
Amortization during the period	-	252,281	252,281
Balance at June 30, 2018	$1,445,245	$(238,576)	$1,206,669

The Company applied the discounted cash flow method to calculate the fair value and used NetSol PK’s weighted average borrowing rate, which was 3.87% to 4.43%.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

Management analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrants and option derivatives are valued using the Black-Scholes model.

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

Revenue is presented net of sales, use and value-added taxes collected from customers.

Multiple Element Arrangements

The Company may enter into multiple element revenue arrangements in which a customer may purchase a number of different combinations of software licenses, consulting services, maintenance and support, as well as training and development.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

(R) Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $5,949,581 and $3,925,702 as of June 30, 2018 and 2017, respectively.

(S) Cost of Revenues

Cost of revenues includes salaries and benefits for technical employees, consultant costs, amortization of capitalized computer software development costs, depreciation of computer and equipment, travel costs, and indirect costs such as rent and insurance.

(T) Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2018 and 2017 were $176,019 and $237,221, respectively.

(U) Share-Based Compensation

The Company records stock compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure compensation cost for stock employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes forfeitures as they occur. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

June 30, 2018 and 2017

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

(W) Foreign Currency Translation

The Company transacts business in various foreign currencies. The accounts of NetSol UK, NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, Omni and NetSol Innovation use Pakistan Rupees; NTPK Thailand and NetSol Thai use Thai Baht; NetSol Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are recorded to other comprehensive income. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheets were $24,386,071 and $18,074,570 as of June 30, 2018 and 2017, respectively. During the years ended June 30, 2018 and 2017, comprehensive income (loss) in the consolidated statements of operations included NetSol’s share of translation loss of $6,311,501 and translation gain of $655,924, respectively.

Net foreign exchange transaction gains (losses) included in non-operating income (expense) in the accompanying consolidated statements of operations were gains of $5,010,383 and $306,819 for the years ended June 30, 2018 and 2017, respectively.

(X) Statement of Cash Flows

The Company’s cash flows from operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

(Y) Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries. (See Note 19 “Segment Information and Geographic Areas”)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Z) Reclassifications

Certain 2017 balances have been reclassified to conform to the 2018 presentation. Below is the table of reclassified amounts:

	As of June 30, 2017
	Originally reported	Reclassified

Restricted Cash	$90,000	$-
Long term investment	-	3,057,020
Other Assets
Investment	3,057,020	-
Long Term Security Deposits	154,275	154,275
Restricted Cash	-	90,000
	$3,211,295	$244,275
	$3,301,295	$3,301,295

The Company reclassified $3,057,020 from “Other assets” to “Long term investment” and $90,000 from “Restricted Cash” to “Other Assets”.

(AA) New Accounting Pronouncements

Recent Accounting Standards Adopted by the Company:

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2017, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-06 simplifies the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting had been completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015 and early application is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which changes how deferred taxes are classified on the balance sheet and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing corporate income tax by, among other things, lowering corporate income tax rates. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The decrease in corporate tax rate reduced the Company’s deferred tax asset to the lower federal base rate of 21%. As a result, our deferred tax asset decreased $5,808,518.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

In May 2014, the FASB issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted, and the standard permits the use of either the retrospective or cumulative effect transition method. The Company has an internal project team that has evaluated the impact this standard has on its financial statements, accounting systems and related disclosures. The most significant changes to the Company’s revenue recognition accounting policies are related to the timing of revenue recognition and expanded disclosure requirements. The Company has certain contracts whereby a customer pays a defined price for a software license, customization and implementation services, and maintenance, in different modules and geographies. The adoption of this standard will change the allocation of contract prices among these goods and services and will cause the Company to defer revenue that was recognized in previous periods under current accounting rules. This revenue will be recognized as services are rendered in future periods. The Company has not yet determined the amount of revenue that will be deferred.

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

June 30, 2018 and 2017

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company will apply this guidance to applicable impairment tests after the adoption date.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will be effective prospectively for the Company for the fiscal year beginning July 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

In March 2018, FASB issued ASU No. 2018-05, “Income Taxes (Topic 740).” This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined.

In June 2018, the FASB issued ASU 2018-07 “Compensation — Stock compensation — Improvements to Nonemployee Share-Based Payment Accounting”. This update aims to simplify the accounting for share-based payments awarded to non-employees for goods or services acquired. The update specifies that the measurement date is the grant date and that awards are required to be measured at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

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

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$4,306,888	11,197,319	$0.38
Effect of dilutive securities
Stock options	-	-	-
Diluted income per share	$4,306,888	11,197,319	$0.38

	For the year ended June 30, 2017
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(4,978,030)	10,912,284	$(0.46)
Effect of dilutive securities
Stock options	-	-	-
Diluted loss per share	$(4,978,030)	10,912,284	$(0.46)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

As of June 30, 2018 and 2017, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Year
	Ended June 30,
	2018	2017

Stock Options	-	475,133
Share Grants	155,648	449,950
	155,648	925,083

NOTE 4 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement with 1insurer formerly Innovation Group called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the years ended June 30, 2018 and 2017, NetSol Innovation provided services of $3,286,649 and $5,665,872, respectively. Accounts receivable at June 30, 2018 and 2017 were $2,521,533 and $1,462,078, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the years ended June 30, 2018 and 2017, NTE and VLS provided maintenance and services of $2,111,315 and $1,299,784, respectively. Accounts receivable at June 30, 2018 and 2017 were $379,521 and $133,218, respectively.

WRLD3D

On May 31, 2017, Faizaan Ghauri, son of CEO Najeeb Ghauri, and an employee of the Company was appointed CEO of WRLD3D, a non-public company. On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D for $1,111,111 and the Company’s subsidiary Netsol PK purchased a 12.2% investment in WRLD3D for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. (See Note 6 “Convertible Note Receivable – Related Party” and Note 10 “Long Term Investment”)

G-Force; LLC

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force, LLC which purchased a 4.9% investment in WRLD3D, Inc. for $1,111,111. (See Note 10 “Long Term Investment”)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 5 – MAJOR CUSTOMERS

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries). During the fiscal year 2018, revenues earned from Daimler Financial Services were 36.3% of net revenues, consisting of license, maintenance and services revenue of $230,815, $2,708,808 and $19,189,945, respectively. During the fiscal year 2017, revenues earned were 44.3% of net revenues, consisting of license, maintenance and services revenue of $16,545,603, $2,473,889 and $10,016,552, respectively. The revenue from this customer is shown in the Asia – Pacific segment.

Accounts receivable at June 30, 2018 and 2017 for this customer were $4,417,709 and $1,620,717, respectively. Revenues in excess of billing at June 30, 2018 and 2017 was $12,508,815 and $18,579,540, respectively. Included in this amount was $1,206,669 and $5,173,538 shown as long term at June 30, 2018 and 2017, respectively.

On December 21, 2015, the Company entered into a 10-year contract with Daimler Financial Services to provide license, maintenance and services for 12 countries in the Asia Pacific Region. The implementation phase is expected to be over a five-year period with maintenance and support over 10 years. The contract is a fixed fee arrangement with total license and maintenance fees of approximately €71,000,000 (approximately $82,558,000) with services to be separately agreed upon and billed as they are performed. The customer will make fixed annual payments of €5,850,000 (approximately $7,697,000) for years 1-5 and €8,350,000 (approximately $10,987,000) for years 6-10. Under the terms of the contract, the customer has the right to withdraw from certain modules and terminate the agreement as to certain countries based on good cause or business reasons prior to the beginning of implementation.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

Convertible Note Receivable - May 25, 2017

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “Convertible Note”) which was fully executed on May 25, 2017. The maximum principal amount of the Convertible Note is $750,000, and as of June 30, 2018, the Company had disbursed $750,000. The Convertible Note bears interest at 5% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after February 1, 2018. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

The Convertible Note is convertible upon the occurrence of the following events:

1.	Conversion upon a qualified financing which is an equity financing of at least $2,000,000.
2.	Optional conversion upon an equity financing less than $2,000,000.
3.	Optional conversion after the maturity date.
4.	Change of control.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

The Convertible Note is convertible into Series BB Preferred shares at the lesser of (i) the price paid per share for the equity security by the investors in the qualified financing and (ii) $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the Convertible Note).

The Company has accrued interest of $35,099 at June 30, 2018 which is included in “Other current assets”.

Convertible Note Receivable – February 9, 2018

The Company’s subsidiary NetSol Thai entered into an agreement with WRLD3D, whereby NetSol Thai was issued a Convertible Promissory Note (the “Thai Convertible Note”) which was fully executed on February 9, 2018. The maximum principal amount of the Thai Convertible Note is $2,500,000, and as of June 30, 2018, NetSol Thai had disbursed $1,373,500. The Thai Convertible Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon request on or after March 31, 2019. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

The Thai Convertible Note is convertible upon the occurrence of the following events:

1.	Conversion upon a qualified financing which is an equity financing of at least $1,000,000.
2.	Optional conversion upon an equity financing less than $1,000,000.
3.	Optional conversion after the maturity date.
4.	Change of control.

If the Company converts the Thai Convertible Note upon the occurrence of a financing, then the conversion price will be equal to the product of: (A) the price paid per share for the equity securities by the investors multiplied by (B) 70%.

If the Company converts the Thai Convertible Note either as an optional conversion after the maturity date or due to a change of control, then the conversion price is equal to $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the Thai Convertible Note).

The Company has accrued interest of $23,593 at June 30, 2018 which is included in “Other current assets.

Subsequent to June 30, 2018, the company disbursed an additional $483,000 to WRLD3D pursuant to the Thai Convertible Note Agreement. (See Note 21 “Subsequent Events”)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of June 30,	As of June 30,
	2018	2017

Prepaid Expenses	$662,431	$597,687
Advance Income Tax	838,799	1,052,935
Employee Advances	48,096	128,100
Security Deposits	85,249	103,255
Other Receivables	497,632	252,590
Other Assets	570,825	329,319
Total	$2,703,032	$2,463,886

NOTE 8 – REVENUE IN EXCESS OF BILLINGS – LONG TERM

Revenue in excess of billings, net consisted of the following:

	As of June 30,	As of June 30,
	2018	2017

Revenues in excess of billing - long term	$1,445,245	$5,483,869
Present value discount	(238,576)	(310,331)
Net Balance	$1,206,669	$5,173,538

Pursuant to revenue recognition for contract accounting, the Company has recorded revenue in excess of billings long-term for amounts billable after one year. During the year ended June 30, 2018, the Company accreted $252,281, which is recorded in interest income for the period. The Company used the discounted cash flow method with interest rates ranging from 3.87% to 4.43%.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of June 30,	As of June 30,
	2018	2017

Office Furniture and Equipment	$3,496,653	$3,755,710
Computer Equipment	23,708,034	26,693,730
Assets Under Capital Leases	1,479,976	1,965,650
Building	8,005,351	9,243,866
Land	2,088,463	2,428,626
Autos	1,053,749	1,270,339
Improvements	324,023	592,652
Subtotal	40,156,249	45,950,573
Accumulated Depreciation	(23,990,758)	(25,579,870)
Property and Equipment, Net	$16,165,491	$20,370,703

For the years ended June 30, 2018 and 2017, depreciation expense totaled $2,927,573 and $3,785,334, respectively. Of these amounts, $1,964,836 and $2,671,586 are reflected as part of cost of revenues for the years ended June 30, 2018 and 2017, respectively.

Following is a summary of fixed assets held under capital leases:

	As of June 30,	As of June 30,
	2018	2017
Computers and Other Equipment	$228,581	$309,863
Furniture and Fixtures	65,084	227,914
Vehicles	1,186,311	1,427,873
Total	1,479,976	1,965,650
Less: Accumulated Depreciation - Net	(477,620)	(711,622)
	$1,002,356	$1,254,028

NOTE 10 – LONG TERM INVESTMENT

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. Per the agreement, NetSol PK is to provide a minimum of $200,000 of services in each three-month period and the entire balance is required to be provided within three years of the date of the agreement. If NetSol PK fails to provide the future services, it may be required to forfeit the shares back to WRLD3D. As of June 30, 2018, the investment earned by NetSol PK is $2,777,778.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

During the years ended June 30, 2018 and 2017, NetSol PK provided services valued at $939,749 and $1,225,434, respectively, which is recorded as services-related party. These services are recorded as accounts receivable until approved by WRLD3D after which the shares are released from restriction. Accounts receivable at June 30, 2018 and 2017 were $473,218 and $49,646, respectively. Revenue in excess of billing at June 30, 2018 and 2017 were $Nil and $80,705, respectively. During the years ended June 30, 2018 and 2017, NetSol PK services valued at $601,869 and $1,231,115, respectively, were released from restriction. During the years ended June 30, 2018 and 2017, NetSol PK paid $230,000 and $550,000 to WRLD3D to buy out a portion of the services requirement. Under the equity method of accounting, the Company recorded its share of net loss of $262,556 for the year ended June 30, 2018.

At June 30, 2018, the Company has determined that there is no impairment.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 11 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of June 30,	As of June 30,
	2018	2017

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(7,857,270)	(3,134,488)
Accumulated Amortization	(27,140,531)	(27,067,358)
Net Balance	$12,247,196	$17,043,151

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $12,247,196 will be amortized over the next 5.25 years. Amortization expense for the years ended June 30, 2018 and 2017 was $2,645,901 and $2,776,473, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
June 30, 2019	$2,389,405
June 30, 2020	2,389,405
June 30, 2021	2,389,405
June 30, 2022	2,389,405
June 30, 2023	2,389,405
Thereafter	300,171
$12,247,196

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 12 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of June 30,	As of June 30,
	2018	2017
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the years ended June 30, 2018 and 2017.

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30,	As of June 30,
	2018	2017

Accounts Payable	$1,665,865	$1,466,265
Accrued Liabilities	5,505,312	4,498,958
Accrued Payroll & Taxes	302,640	520,719
Taxes Payable	233,959	174,485
Other Payable	166,033	219,767
Total	$7,873,809	$6,880,194

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 14 – DEBTS

Notes and leases payable consisted of the following:

		As of June 30, 2018
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$69,578	$69,578	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	4,107,451	4,107,451	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	2,875,216	2,875,216	-
Loan Payable Bank - Running Finance II	(6)	1,232,235	1,232,235	-
		8,284,480	8,284,480	-
Subsidiary Capital Leases	(7)	642,035	311,439	330,596
		$8,926,515	$8,595,919	$330,596

		As of June 30, 2017
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$87,485	$87,485	$-
Bank Overdraft Facility	(2)	221,379	221,379	-
Loan Payable Bank - Export Refinance	(3)	4,776,461	4,776,461	-
Loan Payable Bank - Export Refinance II	(5)	1,910,585	1,910,585	-
Loan Payable Bank - Running Finance II	(6)	2,865,877	2,865,877	-
		9,861,787	9,861,787	-
Subsidiary Capital Leases	(7)	727,770	361,008	366,762
		$10,589,557	$10,222,795	$366,762

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance as well as Errors and Omissions (“E&O”) liability insurance, for which the total balances are renewed on an annual basis and as such are recorded in current maturities. The interest rate on these financings range from 5.25% to 6.48% and from 4.8% to 7.69% as of June 30, 2018 and 2017, respectively.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $394,737. The annual interest rate was 4.75% as of June 30, 2018. Total outstanding balance as of June 30, 2018 was nil. Interest expense for years ended June 30, 2018 and 2017 was $8,788 and $9,077, respectively.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2018, NTE was in compliance with this covenant.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $4,107,451 at June 30, 2018 and 2017. The interest rate for the loan was 3% at June 30, 2018 and 2017, respectively. Interest expense for the years ended June 30, 2018 and 2017 was $126,800 and $121,306, respectively.

(4) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $616,118, at June 30, 2018. NetSol PK used Rs. Nil or $Nil, at June 30, 2018 and 2017, respectively. The interest rate for the loan was 8.16% at June 30, 2018.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2018, NetSol PK was in compliance with these covenants.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 350,000,000 or $2,875,216 and Rs. 200,000,000 or $1,910,585, at June 30, 2018 and 2017, respectively. The interest rate for the loan was 3% at June 30, 2018 and 2017. Interest expense for the years ended June 30, 2018 and 2017 was $92,262 and $2,511, respectively.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 150,000,000 or $1,232,235 and Rs. 300,000,000 or $2,865,877, at June 30, 2018 and 2017, respectively. The interest rate for the loan was 8.47% and 8.13% at June 30, 2018 and 2017, respectively. Interest expense for the years ended June 30, 2018 and 2017 was $125,830 and $78,251, respectively.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of June 30, 2018, NetSol PK was in compliance with these covenants.

(7) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2022. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated useful lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2018 and 2017.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

Following is the aggregate minimum future lease payments under capital leases for the year ended June 30, 2018:

Amount
Minimum Lease Payments
Due FYE 6/30/19	$341,990
Due FYE 6/30/20	251,970
Due FYE 6/30/21	103,835
Due FYE 6/30/22	1,885
Total Minimum Lease Payments	699,680
Interest Expense relating to future periods	(57,645)
Present Value of minimum lease payments	642,035
Less: Current portion	(311,439)
Non-Current portion	$330,596

NOTE 15 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2018	2017
US operations	$(1,319,680)	$(5,255,124)
Foreign operations	9,342,685	4,450,639
	$8,023,005	$(804,485)

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2018	2017
Current:
Federal	$-	$-
State and Local	-	-
Foreign	873,027	931,951

Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$873,027	$931,951

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2018		2017
Income tax (benefit) provision at statutory rate	$2,246,441	28.0%	$(281,570)	35.0%
State income (benefit) taxes, net of federal tax benefit	510,263	6.4%	(46,258)	5.8%
Foreign earnings taxed at different rates	(2,337,120)	-29.1%	(625,773)	77.8%
Change in valuation allowance for deferred tax assets	414,850	5%	1,340,938	-166.7%
Other	38,593	0.5%	544,614	-67.7%
Provision for income taxes	$873,027	10.9%	$931,951	-115.8%

Deferred income tax assets and liabilities as of June 30, 2018 and 2017 consist of tax effects of temporary differences related to the following:

	Years Ended June 30,
	2018	2017
Net operating loss carry forwards	$6,936,896	$16,365,908
Other	249,808	397,429
Net deferred tax assets	7,186,704	16,763,337
Valuation allowance for deferred tax assets	(7,186,704)	(16,763,337)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance decreased by 9,576,633 for the year ended June 30, 2018 mainly due to the decrease in the net operating loss carryforwards. The net operating loss carryforwards decreased due to the change in the corporate tax rate from 35% to 21% and due to the Company using net operating loss carryforwards of $14,130,337 to offset the deemed repatriation income as required by the Tax Act.

At June 30, 2018, federal and state net operating loss carry forwards in the United States of America were $27,809,199 and $4,074,845, respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. Net operating losses related to foreign entities were $3,045,977 at June 30, 2018.

As of June 30, 2018, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2015 through 2017. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $31,162,626 as of June 30, 2018. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

Income from the export of computer software and its related services developed in Pakistan is exempt from tax through June 30, 2025. The aggregate effect of the tax holiday for June 30, 2018 and 2017 is $472,259 and $876,058, respectively. The effect on basic and diluted earnings per share is $0.04 and $0.08 for June 30, 2018 and 2017, respectively.

NOTE 16 – STOCKHOLDERS’ EQUITY

During the years ended June 30, 2018 and 2017, the Company issued 60,536 and 121,858 shares of common stock, respectively, for services rendered by officers of the Company. These shares were valued at the fair market value of $376,697 and $727,095, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2018 and 2017, the Company issued 37,212 and 52,251 shares of common stock respectively, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $207,783 and $294,531, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2018 and 2017, the Company issued 211,816 and 253,066 shares of common stock, respectively, to employees pursuant to the terms of their employment agreements. These shares were valued at the fair market value of $1,273,965 and $1,500,532, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2018 and 2017, the Company collected subscription receivable of $76,511 and $485,661, respectively, related to the exercise of stock options in previous years.

During the years ended June 30, 2018 and 2017, the Company received $235,800 and $380,770, respectively pursuant to a stock option agreement for the exercise of 60,773 and 84,838 shares of common stock, respectively at prices ranging from $3.88 and $3.88 to $4.75 per share, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

During the year ended June 30, 2018, the Company issued 112,747 shares of common stock for the cashless exercise of options pursuant to stock option agreements, and canceled 247,151 options which will be available for re-issuance in the future.

During the years ended June 30, 2018 and 2017, the Company purchased 171,074 and 7,500 shares of its common stock from the open market at an average price of $4.39 and $5.18 per share pursuant to the Company’s stock buy-back plan.

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

Incentive stock options granted to any participant who owns 10% or more of the Company’s outstanding common stock (a “Ten Percent Shareholder”) must have an exercise price equal to or exceeding 110% of the fair market value of a share of our common stock on the date of the grant and must not be exercisable for longer than five years. Options become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Board of Directors. The maximum term of any option granted under the 2015 Plan is ten years, provided that an incentive stock option granted to a Ten Percent Shareholder must have a term not exceeding five years.

Under the Plans, a participant may also be awarded a “performance award,” which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Board of Directors. The Board of Directors may also make “deferred share” awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a “stock appreciation right” under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Board of Directors (but in no event less than the fair market value of the stock on the date of grant). Finally, the Board of Directors may make “restricted stock” awards under the Plans, which are subject to such terms and conditions as the Board of Directors determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2018, the remaining shares to be granted are 1,000 under 2003 Plan, 130,000 under the 2011 Plan, 249,746 under the 2013 Plan and 294,003 under the 2015 Plan.

Options and Warrants

A summary of option and warrant activity for the years ended June 30, 2018 and 2017 is presented below:

OPTIONS:

	# of shares	Weighted Ave Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2016	610,133	$4.90	0.99	$799,030
Granted	79,838	$4.53
Exercised	(84,838)	$4.49
Expired / Cancelled	(130,000)	$7.50
Outstanding and exercisable, June 30, 2017	475,133	$4.20	1.05	$8,413
Granted	-	-
Exercised	(420,671)	$3.88
Expired / Cancelled	(1,000)	$16.00
Outstanding and exercisable, June 30, 2018	53,462	$6.50	0.61	$-

The aggregate intrinsic value at June 30, 2018 represents the difference between the Company’s closing stock price of $5.55 and the exercise price of the options. The aggregate intrinsic value at June 30, 2017 represents the difference between the Company’s closing stock price of $3.9 and the exercise price of the options.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

The following table summarizes information about stock options and warrants outstanding and exercisable at June 30, 2018:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$6.50	53,462	0.61	$6.50
Totals	53,462	0.61	$6.50

During the years ended June 30, 2018 and 2017, the Company granted nil and 79,838 options to employees. The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted during the year ended June 30, 2017 were as follows:

June 30, 2017
Risk-free interest rate	0.01% - 0.51%
Expected life	1 month - 3 months
Expected volatility	16.71% - 19.27%
Expected dividend	0%

The weighted average grant-date fair value for the options granted during the year ended June 30, 2017, was $0.34. The Company recorded compensation expense of $26,956 for the year ended June 30, 2017.

During 2017, the Company extended the contractual life for one year for 420,671 fully vested share options held by 2 officers and an employee. As a result of that modification, the Company recognized additional compensation expense of $214,209.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2016	630,228	$6.07
Granted	222,146	$5.92
Forfeited / Cancelled	(5,000)	$5.55
Vested	(427,175)	$5.90
Unvested, June 30, 2017	420,199	$6.07
Granted	47,513	$5.00
Vested	(309,564)	$6.00
Forefieted / Cancelled	(2,500)	$4.20
Unvested, June 30, 2018	155,648	$6.16

For the years ended June 30, 2018 and 2017, the Company recorded compensation expense of $1,861,445 and $2,522,158, respectively. The compensation expense related to the unvested stock grants as of June 30, 2018 was $931,215 which will be recognized during the fiscal years 2019 through 2022.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

(A) Non-cancellable operating leases

●	The Company’s headquarters is located in Calabasas California with approximately 5,000 rentable square feet for $16,828 per month. The term of the lease is for five years and five months and expires April 30, 2023.
●	The Australia lease is a three-year lease that expires in June 2023 with a monthly rent of approximately $5,100.
●	The Beijing lease is a three-year lease that expires in August 2019 with a monthly rent of approximately $30,443.
●	The Bangkok lease is a three years lease expiring in May 2020 with a monthly rent of approximately $10,728.
●	The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2021 with a monthly rent of approximately $10,489.
●	VLS facilities, located in Chester, United Kingdom, are leased until July 2026 with a monthly rent of approximately $3,122.

Upon expiration of the leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $1,722,019 and $1,887,840 for the years ended June 30, 2018 and 2017, respectively.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

The total annual lease commitment for the next five years is as follows:

FYE 6/30/19	$942,688
FYE 6/30/20	539,980
FYE 6/30/21	428,950
FYE 6/30/22	244,429
FYE 6/30/23	199,486

(B) Litigation

On April 7, 2017, Conister Bank Limited filed a complaint in the High Court of Justice Chancery Division, as claim no. HC-2017-001045 against our subsidiary, Virtual Lease Services Limited (“VLS”). The complaint alleges that VLS was in willful default of their agreements with Conister Bank Limited by failing to fulfill its obligations under the agreements with Conister. The complaint was settled and dismissed on March 19, 2018, for £300,000 (approximately $394,737) of which insurance covered £209,000 (approximately $275,000).

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

The following table presents a summary of identifiable assets as of June 30, 2018 and 2017:

	2018	2017
Identifiable assets:
Corporate headquarters	$2,839,049	$2,922,514
North America	5,764,042	6,717,366
Europe	7,242,080	6,056,514
Asia - Pacific	83,929,110	83,980,936
Consolidated	$99,774,281	$99,677,330

The following table presents a summary of investment under equity method as of June 30, 2018 and 20172017:

	2018	2017
Investment in WRLD3D:
Corporate headquarters	$918,628	$1,111,111
Asia - Pacific	2,298,534	1,945,909
Consolidated	$3,217,162	$3,057,020

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

The following table presents a summary of operating information for the years ended June 30:

	2018	2017

Revenues from unaffiliated customers:
North America	$4,036,626	$5,624,434
Europe	6,767,845	5,550,536
Asia - Pacific	43,788,074	46,000,208
	54,592,545	57,175,178
Revenue from affiliated customers
Europe	2,111,315	1,299,784
Asia - Pacific	4,226,398	6,891,306
	6,337,713	8,191,090
Consolidated	$60,930,258	$65,366,268

Intercompany revenue
Europe	$545,330	$509,328
Asia - Pacific	2,729,173	2,599,243
Eliminated	$3,274,503	$3,108,571

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,899,110)	$(5,084,078)
North America	(237,708)	(454,297)
Europe	1,059,823	(1,956,137)
Asia - Pacific	8,226,973	5,758,076
Consolidated	$7,149,978	$(1,736,436)

Depreciation and amortization:
North America	$43,049	$47,583
Europe	249,256	206,407
Asia - Pacific	5,281,169	6,308,344
Consolidated	$5,573,474	$6,562,334

Interest expense:
Corporate headquarters	$10,402	$8,576
North America	113	138
Europe	15,628	17,462
Asia - Pacific	396,184	283,868
Consolidated	$422,327	$310,044

Income tax expense:
Europe	$(8,435)	$-
Asia - Pacific	881,462	931,951
Consolidated	$873,027	$931,951

 NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

The following table presents a summary of capital expenditures for the years ended June 30:

	2018	2017
Capital expenditures:
North America	$5,184	$41,340
Europe	336,908	520,920
Asia - Pacific	2,107,357	1,640,943
Consolidated	$2,449,449	$2,203,203

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30, 2018 and 2017.

	June 30, 2018		June 30, 2017
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$18,443,294	$256,156	$22,737,967	$341,238
Thailand	7,049,581	241,284	3,887,089	211,892
USA	2,932,884	5,642,245	4,378,433	5,975,412
UK	12,972,855	4,444,416	13,152,380	4,350,199
Pakistan & India	2,095,734	31,815,109	1,653,393	44,501,157
Australia & New Zealand	3,553,136	24,175	6,618,930	25,357
Mexico	1,236,454	-	1,835,251	-
Indonesia	8,294,934	-	3,265,412	-
South Africa	2,279,331	-	3,451,931	-
Other Countries	2,072,055	-	4,385,482	-
Total	$60,930,258	$42,423,385	$65,366,268	$55,405,255

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

Disclosed in the table below is the reconciliation of revenue by each entity and country disclosed above for the years ended June 30, 2018 and 2017.

	Revenues 2018
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$4,036,626	$-	$-	$2,800,172	$-	$-	$-	$1,236,454	$-	$-	$-
Europe:	8,879,160	-	-	-	8,879,160	-	-	-	-	-	-
Asia-Pacific:	48,014,472	18,443,294	7,049,581	132,712	4,093,695	2,095,734	3,553,136	-	8,294,934	2,279,331	2,072,055

Total	$60,930,258	$18,443,294	$7,049,581	$2,932,884	$12,972,855	$2,095,734	$3,553,136	$1,236,454	$8,294,934	$2,279,331	$2,072,055

	Revenues 2017
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$5,624,434	$-	$-	$3,789,183	$-	$-	$-	$1,835,251	$-	$-	$-
Europe:	6,850,320	-	-	-	6,850,320	-	-	-	-	-	-
Asia-Pacific:	52,891,514	22,737,967	3,887,089	589,250	6,302,060	1,653,393	6,618,930	-	3,265,412	3,451,931	4,385,482

Total	$65,366,268	$22,737,967	$3,887,089	$4,378,433	$13,152,380	$1,653,393	$6,618,930	$1,835,251	$3,265,412	$3,451,931	$4,385,482

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest as of June 30, 2018 and 2017 was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2018

NetSol PK	33.79%	$11,873,029
NetSol-Innovation	49.90%	1,699,661
VLS, VLSH & VLSIL Combined	49.00%	573,742
NetSol Thai	0.006%	(15)
Total		$14,146,417

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2017

NetSol PK	33.80%	$12,887,938
NetSol-Innovation	49.90%	1,599,734
VLS, VLHS & VLSIL Combined	49.00%	311,502
NetSol Thai	0.006%	(92)
Total		$14,799,082

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2018 and 2017

NetSol PK

During the years ended June 30, 2018 and 2017, employees of NetSol PK exercised 67,000 and 481,500 options of common stock and NetSol PK received cash of $10,349 and $75,382, respectively. During the year ended June 30, 2018, the Company purchased 55,500 shares of common stock of NetSol PK from the open market for $33,987. Due to the exercise of options and the shares purchase, the non-controlling interest decreased from 33.80% to 33.79%.

During the year ended June 30, 2018 and 2017, NetSol PK paid a cash dividend of $1,234,991 and $425,988, respectively.

NetSol-Innovation

During the year ended June 30, 2017, NetSol-Innovation paid a cash dividend of $4,061,943.

NOTE 21 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the company loaned an additional $483,000 to WRLD3D pursuant to the Thai Convertible Note agreement. (See Note 6 “Convertible Note Receivable – Related Party”)

