Form 10-Q
period 2018-09-30
NETSOL TECHNOLOGIES INC
filed 2018-11-13
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

[  ] For the transition period from __________ to __________

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	95-4627685
(State or other Jurisdiction of	(I.R.S.
Incorporation or Organization)	Employer NO.)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes[X] No [  ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Small Reporting Company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

The issuer had 11,792,360 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of November 9, 2018.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2018	As of June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,435,744	$22,088,853
Accounts receivable, net of allowance of $600,833 and $610,061	7,487,381	12,775,461
Accounts receivable, net - related party	3,039,320	3,374,272
Revenues in excess of billings	13,335,529	14,285,778
Revenues in excess of billings - related party	70,250	-
Convertible note receivable - related party	2,881,500	2,123,500
Other current assets	3,438,861	2,703,032
Total current assets	50,688,585	57,350,896
Revenues in excess of billings, net - long term	-	1,206,669
Property and equipment, net	15,650,128	16,165,491
Long term investment	2,958,692	3,217,162
Other assets	54,936	70,299
Intangible assets, net	11,465,925	12,247,196
Goodwill	9,516,568	9,516,568
Total assets	$90,334,834	$99,774,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,153,778	$7,873,809
Current portion of loans and obligations under capitalized leases	8,433,675	8,595,919
Unearned revenues	4,913,731	5,949,581
Common stock to be issued	88,324	88,324
Total current liabilities	20,589,508	22,507,633
Loans and obligations under capitalized leases; less current maturities	296,680	330,596
Total liabilities	20,886,188	22,838,229
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,782,360 shares issued and 11,576,507 outstanding as of September 30, 2018 and 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018	117,824	117,085
Additional paid-in-capital	126,918,319	126,479,147
Treasury stock (At cost, 205,853 shares and 205,853 shares as of September 30, 2018 and June 30, 2018, respectively)	(1,205,024)	(1,205,024)
Accumulated deficit	(42,827,708)	(37,994,502)
Stock subscription receivable	(221,000)	(221,000)
Other comprehensive loss	(24,649,274)	(24,386,071)
Total NetSol stockholders’ equity	58,133,137	62,789,635
Non-controlling interest	11,315,509	14,146,417
Total stockholders’ equity	69,448,646	76,936,052
Total liabilities and stockholders’ equity	$90,334,834	$99,774,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended September 30,
	2018	2017
Net Revenues:
License fees	$5,956,113	$326,066
Maintenance fees	3,638,327	3,473,725
Services	6,418,634	7,017,737
License fees - related party	-	44,408
Maintenance fees - related party	101,349	102,963
Services - related party	282,122	1,853,877
Total net revenues	16,396,545	12,818,776

Cost of revenues:
Salaries and consultants	5,020,562	5,464,160
Travel	1,151,997	513,112
Depreciation and amortization	937,604	1,173,113
Other	1,048,324	856,582
Total cost of revenues	8,158,487	8,006,967

Gross profit	8,238,058	4,811,809

Operating expenses:
Selling and marketing	1,701,326	1,711,296
Depreciation and amortization	212,232	245,873
General and administrative	4,406,720	3,787,558
Research and development cost	318,155	185,085
Total operating expenses	6,638,433	5,929,812

Income (loss) from operations	1,599,625	(1,118,003)

Other income and (expenses)
Gain (loss) on sale of assets	52,294	(7,130)
Interest expense	(99,434)	(118,071)
Interest income	248,964	136,911
Gain on foreign currency exchange transactions	10,912	1,016,362
Share of net loss from equity investment	(299,691)	(67,562)
Other income (expense)	5,379	1,099
Total other income (expenses)	(81,576)	961,609

Net income (loss) before income taxes	1,518,049	(156,394)
Income tax provision	(236,914)	(24,871)
Net income (loss)	1,281,135	(181,265)
Non-controlling interest	(318,546)	(188,233)
Net income (loss) attributable to NetSol	$962,589	$(369,498)

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.08	$(0.03)
Diluted	$0.08	$(0.03)

Weighted average number of shares outstanding
Basic	11,502,616	11,099,113
Diluted	11,507,730	11,099,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2018	2017
Net income (loss)	$962,589	$(369,498)
Other comprehensive income (loss):
Translation adjustment	(464,076)	(825,744)
Translation adjustment attributable to non-controlling interest	200,873	237,165
Net translation adjustment	(263,203)	(588,579)
Comprehensive income (loss) attributable to NetSol	$699,386	$(958,077)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,281,135	$(181,265)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,149,836	1,418,986
Share of net loss from investment under equity method	299,691	67,562
(Gain) loss on sale of assets	(52,294)	7,130
Stock based compensation	432,048	439,308
Changes in operating assets and liabilities:
Accounts receivable	5,136,381	(903,730)
Accounts receivable - related party	284,869	(1,251,994)
Revenues in excess of billing	(6,347,196)	(3,230,619)
Revenues in excess of billing - related party	(70,102)	(130)
Other current assets	(571,246)	(478,390)
Accounts payable and accrued expenses	(680,147)	231,645
Unearned revenue	(1,202,420)	(270,743)
Net cash used in operating activities	(339,445)	(4,152,240)

Cash flows from investing activities:
Purchases of property and equipment	(563,413)	(328,163)
Sales of property and equipment	184,032	116,023
Convertible note receivable - related party	(758,000)	(500,000)
Net cash used in investing activities	(1,137,381)	(712,140)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	162,385
Proceeds from exercise of subsidiary options	2,650	-
Purchase of treasury stock	-	(500,663)
Proceeds from bank loans	119,895	-
Payments on capital lease obligations and loans - net	(179,237)	(148,707)
Net cash used in financing activities	(56,692)	(486,985)
Effect of exchange rate changes	(119,591)	(266,774)
Net decrease in cash and cash equivalents	(1,653,109)	(5,618,139)
Cash and cash equivalents at beginning of the period	22,088,853	14,172,954
Cash and cash equivalents at end of period	$20,435,744	$8,554,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2018	2017
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$120,010	$97,547
Taxes	$213,605	$20,961

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in WRLD3D	$-	$268,300
Assets acquired under capital lease	$144,801	$41,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2018. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Ascent Europe Ltd. (“AEL”)

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of September 30, 2018, and June 30, 2018, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $19,253,434 and $20,933,224, respectively. The Company has not experienced any losses in such accounts.

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

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amounts approximate fair value due to their relatively short maturities. The carrying amounts of the convertible note receivable and the long-term debt approximate their fair values based on current interest rates for instruments with similar characteristics.

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

The Company does not have any financial assets that are measured at fair value on a recurring basis as of September 30, 2018.

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2018, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,206,669	$1,206,669
Total	$-	$-	$1,206,669	$1,206,669

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The reconciliation from June 30, 2018 to September 30, 2018 is as follows:

	Revenues in excess of billing - long term	Fair value discount	Total
Balance at June 30, 2018	$1,445,245	$(238,576)	$1,206,669
Effect of ASC 606 adoption	(1,445,245)	238,576	(1,206,669)
Balance at September 30, 2018	$-	$-	$-

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

SEPTEMBER 30, 2018

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and Subtopic 985-605 Software - Revenue Recognition. Topic 605 and Subtopic 985-605 are collectively referred to as “Topic 605” or “prior GAAP.” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 on the first day of fiscal 2019 using the modified retrospective transition method. Under this method, the Company evaluated contracts that were in effect at the beginning of fiscal 2019 as if those contracts had been accounted for under Topic 606. The Company did not evaluate individual modifications for those periods prior to the adoption date, but the aggregate effect of all modifications as of the adoption date and such effects are provided below. Under the modified retrospective transition method, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical, pre-Topic 606 accounting. A cumulative catch-up adjustment was recorded to beginning accumulated deficit to reflect the impact of all existing arrangements under Topic 606.

As a result of adopting ASC 606, the Company recorded a net decrease of $5,795,795 to opening accumulated deficit and $2,957,860 to non-controlling interest as of July 1, 2018 as a cumulative catch-up adjustment for all open contracts as of the date of adoption. The most significant drivers of this adjustment related to the allocation of revenue to certain performance obligations on a stand-alone selling price basis. Specifically, contracts with one customer were required to be aggregated under the guidance of ASC 606, resulting in additional revenue allocated to the maintenance services under these contracts. Under the guidance of ASC 605, the Company had recognized one of these contracts as a stand-alone and separate contract with this customer, which resulted in additional revenue allocated to the license and services that had previously been delivered to this customer.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standards adopted by the Company on the first day of fiscal 2019:

	As of	Topic 606	As of
	June 30, 2018	Adjustments	July 1, 2018
ASSETS
Current assets:
Cash and cash equivalents	$22,088,853		$22,088,853
Accounts receivable, net of allowance of $610,061 and $571,511	12,775,461		12,775,461
Accounts receivable, net - related party	3,374,272		3,374,272
Revenues in excess of billings	14,285,778	(7,328,812)	6,956,966
Revenues in excess of billings - related party	-		-
Convertible note receivable - related party	2,123,500		2,123,500
Other current assets	2,703,032		2,703,032
Total current assets	57,350,896	(7,328,812)	50,022,084
Revenues in excess of billings, net - long term	1,206,669	(1,206,669)	-
Property and equipment, net	16,165,491		16,165,491
Long term investment	3,217,162		3,217,162
Other assets	70,299		70,299
Intangible assets, net	12,247,196		12,247,196
Goodwill	9,516,568		9,516,568
Total assets	$99,774,281	$(8,535,481)	$91,238,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,873,809		$7,873,809
Current portion of loans and obligations under capitalized leases	8,595,919		8,595,919
Unearned revenues	5,949,581	218,174	6,167,755
Common stock to be issued	88,324		88,324
Total current liabilities	22,507,633	218,174	22,725,807
Loans and obligations under capitalized leases; less current maturities	330,596		330,596
Total liabilities	22,838,229	218,174	23,056,403
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018 and 11,225,385 shares issued and 11,190,606 outstanding as of June 30, 2017	117,085		117,085
Additional paid-in-capital	126,479,147		126,479,147
Treasury stock (At cost, 205,853 shares and 34,779 shares as of June 30, 2018 and June 30, 2017, respectively)	(1,205,024)		(1,205,024)
Accumulated deficit	(37,994,502)	(5,795,795)	(43,790,297)
Stock subscription receivable	(221,000)		(221,000)
Other comprehensive loss	(24,386,071)		(24,386,071)
Total NetSol stockholders’ equity	62,789,635	(5,795,795)	56,993,840
Non-controlling interest	14,146,417	(2,957,860)	11,188,557
Total stockholders’ equity	76,936,052	(8,753,655)	68,182,397
Total liabilities and stockholders’ equity	$99,774,281	$(8,535,481)	$91,238,800

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standards adopted by the Company as of September 30, 2018:

	As reported under Topic 606		Balances under Prior GAAP
	September 30, 2018	Adjustments	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,435,744		$20,435,744
Accounts receivable, net of allowance of $600,833 and $610,061	7,487,381		7,487,381
Accounts receivable, net - related party	3,039,320		3,039,320
Revenues in excess of billings	13,335,529	7,458,067	20,793,596
Revenues in excess of billings - related party	70,250		70,250
Convertible note receivable - related party	2,881,500		2,881,500
Other current assets	3,438,861		3,438,861
Total current assets	50,688,585	7,458,067	58,146,652
Revenues in excess of billings, net - long term	-	1,281,652	1,281,652
Property and equipment, net	15,650,128		15,650,128
Long term investment	2,958,692		2,958,692
Other assets	54,936		54,936
Intangible assets, net	11,465,925		11,465,925
Goodwill	9,516,568		9,516,568
Total assets	$90,334,834	$8,739,719	$99,074,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,153,778		$7,153,778
Current portion of loans and obligations under capitalized leases	8,433,675		8,433,675
Unearned revenues	4,913,731	(289,099)	4,624,632
Common stock to be issued	88,324		88,324
Total current liabilities	20,589,508	(289,099)	20,300,409
Loans and obligations under capitalized leases; less current maturities	296,680		296,680
Total liabilities	20,886,188	(289,099)	20,597,089
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,782,360 shares issued and 11,576,507 outstanding as of September 30, 2018 and 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018	117,824		117,824
Additional paid-in-capital	126,918,319		126,918,319
Treasury stock (At cost, 205,853 shares and 205,853 shares as of September 30, 2018 and June 30, 2018, respectively)	(1,205,024)		(1,205,024)
Accumulated deficit	(42,827,708)	5,977,953	(36,849,755)
Stock subscription receivable	(221,000)		(221,000)
Other comprehensive loss	(24,649,274)		(24,649,274)
Total NetSol stockholders’ equity	58,133,137	5,977,953	64,111,090
Non-controlling interest	11,315,509	3,050,865	14,366,374
Total stockholders’ equity	69,448,646	9,028,818	78,477,464
Total liabilities and stockholders’ equity	$90,334,834	$8,739,719	$99,074,553

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following table summarizes the effects of adopting Topic 606 on the Company’s Condensed Consolidated Statement of Income for the three months ended September 30, 2018:

	For the Three Months
	Ended September 30, 2018
	As reported under		Under prior
	Topic 606	Adjustments	GAAP

Net Revenues:
License fees	$5,956,113		$5,956,113
Maintenance fees	3,638,327	146,477	3,784,804
Services	6,418,634		6,418,634
License fees - related party	-		-
Maintenance fees - related party	101,349		101,349
Services - related party	282,122		282,122

Total net revenues	16,396,545	146,477	16,543,022

Cost of revenues:
Salaries and consultants	5,020,562		5,020,562
Travel	1,151,997		1,151,997
Depreciation and amortization	937,604		937,604
Other	1,048,324		1,048,324
Total cost of revenues	8,158,487	-	8,158,487

Gross profit	8,238,058	146,477	8,384,535

Operating expenses:
Selling and marketing	1,701,326		1,701,326
Depreciation and amortization	212,232		212,232
General and administrative	4,406,720		4,406,720
Research and development cost	318,155		318,155
Total operating expenses	6,638,433	-	6,638,433

Income (loss) from operations	1,599,625	146,477	1,746,102

Other income and (expenses)
Gain (loss) on sale of assets	52,294		52,294
Interest expense	(99,434)		(99,434)
Interest income	248,964	74,983	323,947
Gain on foreign currency exchange transactions	10,912	53,703	64,615
Share of net loss from equity investment	(299,691)		(299,691)
Other income (expense)	5,379		5,379
Total other income (expenses)	(81,576)	128,686	47,110

Net income (loss) before income taxes	1,518,049	275,163	1,793,212
Income tax provision	(236,914)		(236,914)
Net income (loss)	1,281,135	275,163	1,556,298
Non-controlling interest	(318,546)	(93,005)	(411,551)
Net income (loss) attributable to NetSol	$962,589	$182,158	$1,144,747

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.08	$0.02	$0.10
Diluted	$0.08	$0.02	$0.10

Weighted average number of shares outstanding
Basic	11,502,616	11,502,616	11,502,616
Diluted	11,507,730	11,507,730	11,507,730

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s Consolidated Statement of Cash Flows for the three months ended September 30, 2018:

	For the Three Months
	Ended September 30, 2018
	As reported under		Under prior
	Topic 606	Adjustments	GAAP
Cash flows from operating activities:
Net income (loss)	$1,281,135	$275,163	$1,556,298
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,149,836		1,149,836
Share of net loss from investment under equity method	299,691		299,691
(Gain) loss on sale of assets	(52,294)		(52,294)
Stock based compensation	432,048		432,048
Changes in operating assets and liabilities:			-
Accounts receivable	5,136,381		5,136,381
Accounts receivable - related party	284,869		284,869
Revenues in excess of billing	(6,347,196)	(204,238)	(6,551,434)
Revenues in excess of billing - related party	(70,102)		(70,102)
Other current assets	(571,246)		(571,246)
Accounts payable and accrued expenses	(680,147)		(680,147)
Unearned revenue	(1,202,420)	(70,925)	(1,273,345)
Net cash used in operating activities	(339,445)	-	(339,445)

Cash flows from investing activities:
Purchases of property and equipment	(563,413)		(563,413)
Sales of property and equipment	184,032		184,032
Convertible note receivable - related party	(758,000)		(758,000)
Net cash used in investing activities	(1,137,381)	-	(1,137,381)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-		-
Proceeds from exercise of subsidiary options	2,650		2,650
Purchase of treasury stock	-		-
Proceeds from bank loans	119,895		119,895
Payments on capital lease obligations and loans - net	(179,237)		(179,237)
Net cash provided by (used in) financing activities	(56,692)	-	(56,692)
Effect of exchange rate changes	(119,591)		(119,591)
Net increase in cash and cash equivalents	(1,653,109)	-	(1,653,109)
Cash and cash equivalents at beginning of the period	22,088,853		22,088,853
Cash and cash equivalents at end of period	$20,435,744	$-	$20,435,744

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 3 – REVENUE RECOGNITION

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company records the amount of revenue and related costs by considering whether the entity is a principal (gross presentation) or an agent (net presentation) by evaluating the nature of its promise to the customer. Revenue is presented net of sales, value-added and other taxes collected from customers and remitted to government authorities.

The Company has two primary revenue streams: core revenue and non-core revenue.

Core Revenue:

The Company generates its core revenue from the following sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) maintenance, which includes post contract support, of its enterprise software solutions for the lease and finance industry. The Company offers its software using the same underlying technology via two models: a traditional on-premises licensing model and a subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

Non-Core Revenue

The Company generates its non-core revenue by providing business process outsourcing (“BPO”), other IT services and internet services.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract.

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses and a professional services engagement. License purchases generally have multiple performance obligations as customers purchase maintenance and services in addition to the licenses. The Company’s single performance obligation arrangements are typically maintenance renewals, subscription renewals and services engagements.

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using its best estimate for the SSP.

Subscription

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the product is made available to the customer. The initial subscription period is typically 12 to 60 months. The Company generally invoices its customers in advance in quarterly or annual installments and typical payment terms provide that customers make payment within 30 days of invoice.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Software Licenses

Transfer of control for software is considered to have occurred upon delivery of the product to the customer. The Company’s typical payment terms tend to vary by region, but its standard payment terms are within 30 days of invoice.

Maintenance

Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. The Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

Professional Services

Revenue from professional services is typically comprised of implementation, development, data migration, training or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for time-and-materials arrangements as the services are performed. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, compared to total estimated costs to complete the services project. Management applies judgment when estimating project status and the costs necessary to complete the services projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

BPO and Internet Services

Revenue from BPO services is recognized based on the stage of completion which is measured by reference to labor hours incurred to date as a percentage of total estimated labor hours for each contract. Internet services are invoiced either monthly, quarterly or half yearly in advance to the customers and revenue is recognized ratably overtime on a monthly basis.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months
	Ended September 30,
	2018	2017
Core:
License	$5,956,113	$326,066
Maintenance	3,638,327	3,473,725
Services	4,970,273	5,958,266
License - related party	-	44,408
Maintenance fees - related party	101,349	102,963
Services - related party	180,597	620,549
Total core revenue, net	14,846,659	10,525,977

Non-Core:
Services	1,448,361	1,059,471
Services - related party	101,525	1,233,328
Total non-core revenue, net	1,549,886	2,292,799

Total net revenue	$16,396,545	$12,818,776

Significant Judgments

More judgments and estimates are required under Topic 606 than were required under Topic 605. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a stand-alone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because the Company does not sell the license, product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company analyzes various factors, including its pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

The most significant inputs involved in the Company’s revenue recognition policies are: The (1) stand-alone selling prices of the Company’s software license, and the (2) the method of recognizing revenue for installation/customization, and other services.

The stand-alone selling price of the licenses was measured primarily through an analysis of pricing that management evaluated when quoting prices to customers. Although the Company has no history of selling its software separately from maintenance and other services, the Company does have historical experience with amending contracts with customers to provide additional modules of its software or providing those modules at an optional price. This information guides the Company in assessing the stand-alone selling price of the Company’s software, since the Company can observe instances where a customer had a particular component of the Company’s software that was essentially priced separate from other goods and services that the Company delivered to that customer.

The Company recognized revenue from implementation and customization services using the percentage of estimated “man-days” that the work requires. The Company believes the level of effort to complete the services is best measured by the amount of time (measured as an employee working for one day on implementation/customization work) that is required to complete the implementation or customization work. The Company reviews its estimate of man-days required to complete implementation and customization services each reporting period.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Revenue is recognized over time for the Company’s subscription, maintenance and fixed fee professional services that are separate performance obligations. For the Company’s professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization, specification variances and testing requirement changes.

If a group of agreements are entered at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. The Company’s judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

If a contract includes variable consideration, the Company exercises judgment in estimating the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods or services to a customer. When estimating variable consideration, the Company will consider all relevant facts and circumstances. Variable consideration will be estimated and included in the contract price only when it is probable that a significant reversal in the amount of revenue recognized will not occur.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets (revenues in excess of billings), or contract liabilities (deferred revenue) on the Company’s Consolidated Balance Sheets. The Company records revenues in excess of billings when the Company has transferred goods or services but does not yet have the right to consideration. The Company records deferred revenue when the Company has received or has the right to receive consideration but has not yet transferred goods or services to the customer.

The revenues in excess of billings are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of	As of
	September 30, 2018	July 1, 2018

Revenues in excess of billings	$13,335,529	$6,956,966

Deferred Revenue	$4,913,731	$6,167,755

During the three months ended September 30, 2018, the Company recognized revenue of $2,169,839 that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $91,633,000 as of September 30, 2018, of which the Company estimates to recognize approximately $15,173,000 in revenue over the next 12 months and the remainder over an estimated 6.25 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

Deferred Revenue

The Company typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancelable license and services starting in future periods are included in accounts receivable and deferred revenue.

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact timing of revenue recognition and the Company’s disclosures. Below is a list of practical expedients the Company applied in the adoption and application of Topic 606:

Application

● The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.

● The Company generally expenses sales commissions and sales agent fees when incurred when the amortization period would have been one year or less or the commissions are based on cashed received. These costs are recorded within sales and marketing expense in the Consolidated Statement of Operations.

● The Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (applies to time-and-material engagements).

Modified Retrospective Transition Adjustments

● For contract modifications, the Company reflected the aggregate effect of all modifications that occurred prior to the adoption date when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to satisfied and unsatisfied performance obligations for the modified contract at transition.

Costs to Obtain a Contract

The Company does not have a material amount of costs to obtain a contract capitalized at any balance sheet date. In general, the Company incurs few direct incremental costs of obtaining new customer contracts. The Company rarely incurs incremental costs to review or otherwise enter into contractual arrangements with customers. In addition, the Company’s sales personnel receive fees that are referred to as commissions, but that are based on more than simply signing up new customers. The Company’s sales personnel are required to perform additional duties beyond new customer contract inception dates, including fulfilment duties and collections efforts.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended September 30, 2018
	Net Income	Shares	Per Share
Basic income per share: Net income available to common shareholders	$962,589	11,502,616	$0.08
Effect of dilutive securities Share grants	-	5,114	-
Diluted income per share	$962,589	11,507,730	$0.08

	For the three months ended September 30, 2017
	Net Loss	Shares	Per Share

Basic loss per share: Net loss available to common shareholders	$(369,498)	11,099,113	$(0.03)
Effect of dilutive securities Stock options	-	-	-
Diluted loss per share	$(369,498)	11,099,113	$(0.03)

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months
	Ended September 30,
	2018	2017

Stock Options	53,462	438,360
Share Grants	-	348,228
	53,462	786,588

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, VLSH and VLS use the British Pound; VLSIL and NTG use the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $24,649,274 and $24,836,071 as of September 30, 2018 and June 30, 2018, respectively. During the three months ended September 30, 2018 and 2017, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $263,203 and $558,579, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 6 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture with 1insurer, formerly Innovation Group, called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the three months ended September 30, 2018 and 2017, NetSol Innovation provided services of $67,286 and $1,131,756, respectively. Accounts receivable at September 30, 2018 and June 30, 2018 were $2,347,708 and $2,521,533, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the three months ended September 30, 2018 and 2017, NTE and VLS provided license, maintenance and services of $153,340 and $601,192, respectively. Accounts receivable at September 30, 2018 and June 30, 2018 were $99,328 and $379,521, respectively.

NOTE 7 – MAJOR CUSTOMERS

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries). During the three months ended September 30, 2018, revenues earned from Daimler Financial Services were 28.8% of net revenues, consisting of license, maintenance and services revenue of $768,558, $672,562 and $3,275,284, respectively. During the three months ended September 30, 2017, revenues earned were 33.0% of net revenues, consisting of license, maintenance and services revenue of $Nil, $649,772 and $3,578,164, respectively. The revenue from this customer is shown in the Asia – Pacific segment.

Accounts receivable at September 30, 2018 and June 30, 2018, were $2,770,519 and $4,417,709, respectively. Revenues in excess of billings at September 30, 2018 and 2017 was $5,679,855 and $12,508,815, respectively. Included in this amount was $Nil and $1,206,669 shown as long term at September 30, 2018 and June 30, 2018, respectively.

On December 21, 2015, the Company entered into a 10-year contract with Daimler Financial Services to provide license, maintenance and services for 12 countries in the Asia Pacific Region. The implementation phase is expected to be over a five-year period with maintenance and support over 10 years. The contract is a fixed fee arrangement with total license and maintenance fees of approximately €71,000,000 (approximately $82,558,140) with services to be separately agreed upon and billed as they are performed. The customer will make fixed annual payments of €5,850,000 (approximately $6,802,326) for years 1-5 and €8,350,000 (approximately $9,709,302) for years 6-10. Under the terms of the contract, the customer has the right to withdraw from certain modules and terminate the agreement as to certain countries based on good cause or business reasons prior to the beginning of implementation.

On September 4, 2017, the Company amended the agreement which provided for an additional €7,700,000 (approximately $8,953,488) to be earned over the remaining life of the contract. The amended agreement provided for €7,000,000 (approximately $8,139,535) to be paid in the fiscal year 2018 with €100,000 (approximately $116,279) to be paid each year over the remaining seven years.

NOTE 8 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

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

The Company has accrued interest of $44,552 at September 30, 2018 which is included in “Other current assets”.

Convertible Note Receivable – February 9, 2018

The Company’s subsidiary NetSol Thai entered into an agreement with WRLD3D, whereby NetSol Thai was issued a Convertible Promissory Note (the “Thai Convertible Note”) which was fully executed on February 9, 2018. The maximum principal amount of the Thai Convertible Note is $2,500,000, and as of September 30, 2018, NetSol Thai had disbursed $2,131,500. The Thai Convertible Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon request on or after March 31, 2019. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

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

The Company has accrued interest of $68,121 at September 30, 2018 which is included in “Other current assets.

NOTE 9 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	September 30, 2018	June 30, 2018

Prepaid Expenses	$767,104	$662,431
Advance Income Tax	930,906	838,799
Employee Advances	176,371	48,096
Security Deposits	102,490	85,249
Other Receivables	594,648	497,632
Other Assets	867,342	570,825
Total	$3,438,861	$2,703,032

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 10 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	September 30, 2018	June 30, 2018

Revenues in excess of billing - long term	$-	$1,445,245
Present value discount	-	(238,576)
Net Balance	$-	$1,206,669

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three months ended September 30, 2017, the Company accreted $51,722, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 3.87% to 4.43%.

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	September 30, 2018	June 30, 2018

Office Furniture and Equipment	$3,490,984	$3,496,653
Computer Equipment	23,527,408	23,708,034
Assets Under Capital Leases	1,524,146	1,479,976
Building	7,882,598	8,005,351
Land	2,055,701	2,088,463
Autos	1,006,504	1,053,749
Improvements	158,815	324,023
Subtotal	39,646,156	40,156,249
Accumulated Depreciation	(23,996,028)	(23,990,758)
Property and Equipment, Net	$15,650,128	$16,165,491

For the three months ended September 30, 2018 and 2017, depreciation expense totaled $564,128 and $728,659, respectively. Of these amounts, $351,896 and $482,786, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of September 30, 2018 and June 30, 2018:

	As of	As of
	September 30, 2018	June 30, 2018
Computers and Other Equipment	$275,770	$228,581
Furniture and Fixtures	65,084	65,084
Vehicles	1,183,292	1,186,311
Total	1,524,146	1,479,976
Less: Accumulated Depreciation - Net	(526,498)	(477,620)
	$997,648	$1,002,356

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 12 – LONG TERM INVESTMENT

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

The Company determined that it met the significant influence criteria since the CEO of WRLD3D is the son of the CEO, Najeeb Ghauri, and also an employee of the Company; therefore, the Company accounts for the investment using equity method of accounting.

During the three months ended September 30, 2018 and 2017, NetSol PK provided services valued at $162,845 and $268,300, respectively, which is recorded as services-related party. Accounts receivable at September 30, 2018 and June 30, 2018 were $592,284 and $473,218, respectively. Revenue in excess of billing at September 30, 2018 and June 30, 2018 were $70,250 and $Nil, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $299,691 and $67,562 for the three months ended September 30, 2018 and 2017, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of September 30, 2018	As of June 30, 2018

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(8,345,651)	(7,857,270)
Accumulated Amortization	(27,433,421)	(27,140,531)
Net Balance	$11,465,925	$12,247,196

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $11,465,925 will be amortized over the next 5 years. Amortization expense for the three months ended September 30, 2018 and 2017 was $585,708 and $690,327, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
September 30, 2018	$2,351,923
September 30, 2020	2,351,923
September 30, 2021	2,351,923
September 30, 2022	2,351,923
September 30, 2023	2,058,233
$11,465,925

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	September 30, 2018	June 30, 2018

Accounts Payable	$1,563,851	$1,665,865
Accrued Liabilities	4,815,986	5,505,312
Accrued Payroll & Taxes	364,373	302,640
Taxes Payable	267,012	233,959
Other Payable	142,556	166,033
Total	$7,153,778	$7,873,809

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 15 – DEBTS

Notes payable and capital leases consisted of the following:

		As of September 30, 2018
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$22,475	$22,475	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	4,043,018	4,043,018	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	2,830,112	2,830,112	-
Loan Payable Bank - Running Finance II	(6)	1,212,905	1,212,905	-
		8,108,510	8,108,510	-
Subsidiary Capital Leases	(7)	621,845	325,165	296,680
		$8,730,355	$8,433,675	$296,680

		As of June 30, 2018
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$69,578	$69,578	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	4,107,451	4,107,451	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	2,875,216	2,875,216	-
Loan Payable Bank - Running Finance II	(6)	1,232,235	1,232,235	-
		8,284,480	8,284,480	-
Subsidiary Capital Leases	(7)	642,035	311,439	330,596
		$8,926,515	$8,595,919	$330,596

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.25% to 6.48% as of September 30, 2018 and June 30, 2018.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $389,610. The annual interest rate was 5.12% as of September 30, 2018. Total outstanding balance as of September 30, 2018 was £Nil. Interest expense for the three months ended September 30, 2018 and 2017 was $Nil and $2,054, respectively.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2018, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $4,043,018 at September 30, 2018 and June 30, 2018. The interest rate for the loan was 3% at September 30, 2018 and June 30, 2018. Interest expense for the three months ended September 30, 2018 and 2017 was $30,508 and $35,898, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

(4) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $606,453, at September 30, 2018. NetSol PK used Rs. Nil or $Nil, at September 30, 2018. The interest rate for the loan was 10.32% at September 30, 2018.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of September 30, 2018, NetSol PK was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 350,000,000 or $2,830,112 and Rs. 350,000,000 or $2,875,216, at September 30, 2018 and June 30, 2018, respectively. The interest rate for the loan was 3% at September 30, 2018 and June 30, 2018. Interest expense for the three months ended September 30, 2018 and 2017 was $29,260 and $22,122, respectively.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 150,000,000 or $1,212,905 and Rs. 150,000,000 or $1,232,235, at September 30, 2018 and June 30, 2018, respectively. The interest rate for the loan was 8.43% and 8.14% at September 30, 2018 and June 30, 2018, respectively. Interest expense for the three months ended September 30, 2018 was $25,718 and $44,095, respectively.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of September 30, 2018, NetSol PK was in compliance with these covenants.

(7) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2022. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2018 and 2017.

Following is the aggregate minimum future lease payments under capital leases as of September 30, 2018:

Amount
Minimum Lease Payments
Due FYE 9/30/19	$323,855
Due FYE 9/30/20	255,483
Due FYE 9/30/21	105,029
Due FYE 9/30/22	470
Total Minimum Lease Payments	684,837
Interest Expense relating to future periods	(62,992)
Present Value of minimum lease payments	621,845
Less: Current portion	(325,165)
Non-Current portion	$296,680

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 16 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2018, the Company issued 14,838 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $91,498.

During the three months ended September 30, 2018, the Company issued 13,392 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $77,304.

During the three months ended September 30, 2018, the Company issued 45,661 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $277,738.

During the three months ended September 30, 2018, the Company adjusted the opening balance of retained earnings on adoption of new revenue recognition standard ASC 606. Total adjustment was $8,753,655 of which $5,795,795 were adjusted against the Company’s retained earnings and $2,957,860 were adjusted against non-controlling interest.

A summary of the changes in equity for the three months ended September 30, 2018 is provided below:

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2018	11,708,469	$117,085	$126,479,147	$(1,205,024)	$(37,994,502)	$(221,000)	$-	$(24,386,071)	$14,146,417	76,936,052
Adjustment in retained earnings on adoption of ASC 606					(5,795,795)				(2,957,860)	(8,753,655)
Exercise of subsidiary common stock options	-	-	(6,629)	-	-	-	-	-	9,279	2,650
Common stock issued for:
Services	73,891	739	445,801	-	-	-	-	-	-	446,540
Equity component shown as current liability at
June 30, 2018	-	-	-	-	-	-	88,324	-	-	88,324
September 30, 2018	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(263,203)	(200,873)	(464,076)
Net loss for the year	-	-	-	-	962,589	-	-	-	318,546	1,281,135
Balance at September 30, 2018	11,782,360	$117,824	$126,918,319	$(1,205,024)	$(42,827,708)	$(221,000)	$-	$(24,649,274)	$11,315,509	$69,448,646

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Statement of changes in equity as of September 30, 2017 is provided below:

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2017	11,225,385	$112,254	$124,409,998	$(454,310)	$(42,301,390)	$(297,511)	$-	$(18,074,570)	$14,799,082	78,193,553
Exercise of common stock options	35,773	358	138,442	-	-	-	-	-	-	138,800
Common stock issued for:
Services	71,971	719	438,589	-	-	-	-	-	-	439,308
Purchase of treasury shares	-	-	-	(500,663)	-	-	-	-	-	(500,663)
Equity component shown as current liability at
June 30, 2017	-	-	-	-	-	-	88,324	-	-	88,324
September 30, 2017	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Payment received for stock subscription	-	-	-	-	-	23,585	-	-	-	23,585
Foreign currency translation adjustment	-	-	-	-	-	-	-	(588,579)	(237,165)	(825,744)
Net loss for the year	-	-	-	-	(369,498)	-	-	-	188,233	(181,265)
Balance at September 30, 2017	11,333,129	$113,331	$124,987,029	$(954,973)	$(42,670,888)	$(273,926)	$-	$(18,663,149)	$14,750,150	$77,287,574

NOTE 17 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:
	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2018	53,462	$6.50	0.61	$-
Granted	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding and exercisable, September 30, 2018	53,462	$6.50	0.36	$5,346

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2018.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Ave Exercise Price
OPTIONS:

$6.50	53,462	0.36	$6.50
Totals	53,462	0.36	$6.50

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2018	155,648	$6.07
Granted	92,276	$5.55
Vested	(73,891)	$6.04
Unvested, September 30, 2018	174,033	$5.88

For the three months ended September 30, 2018 and 2017, the Company recorded compensation expense of $432,048 and $439,308, respectively. The compensation expense related to the unvested stock grants as of September 30, 2018 was $1,011,309 which will be recognized during the fiscal years 2019 through 2022.

NOTE 18 – CONTINGENCIES

From time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business including tax assessments. The Company defends itself vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, the Company records the estimated loss. The Company provides disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. The Company bases accruals on the best information available at the time, which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

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

The following table presents a summary of identifiable assets as of September 30, 2018 and June 30, 2018:

	As of	As of
	September 30, 2018	June 30, 2018
Identifiable assets:
Corporate headquarters	$2,708,696	$2,839,049
North America	5,375,504	5,764,042
Europe	7,257,811	7,242,080
Asia - Pacific	74,992,823	83,929,110
Consolidated	$90,334,834	$99,774,281

The following table presents a summary of investment under equity method as of September 30, 2018 and June 30, 2018:

	As of	As of
	September 30, 2018	June 30, 2018
Investment in WRLD3D:
Corporate headquarters	$844,563	$918,628
Asia - Pacific	2,114,129	2,298,534
Consolidated	$2,958,692	$3,217,162

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2018	2017
Revenues from unaffiliated customers:
North America	$843,085	$848,072
Europe	1,766,594	1,447,824
Asia - Pacific	13,403,395	8,521,632
	16,013,074	10,817,528
Revenue from affiliated customers
Europe	153,340	601,192
Asia - Pacific	230,131	1,400,056
	383,471	2,001,248
Consolidated	$16,396,545	$12,818,776

Intercompany revenue
Europe	$138,653	$102,475
Asia - Pacific	3,192,386	376,937
Eliminated	$3,331,039	$479,412

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,218,387)	$(1,037,924)
North America	(178,630)	(295,646)
Europe	174,088	99,390
Asia - Pacific	2,504,064	1,052,915
Consolidated	$1,281,135	$(181,265)

The following table presents a summary of capital expenditures for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2018	2017
Capital expenditures:
North America	$-	$-
Europe	98,444	76,809
Asia - Pacific	464,969	251,354
Consolidated	$563,413	$328,163

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2018

NetSol PK	33.80%	$9,044,439
NetSol-Innovation	49.90%	1,604,345
VLS, VLSH & VLSIL Combined	49.00%	666,733
NetSol Thai	0.006%	(8)
Total		$11,315,509

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2018

NetSol PK	33.79%	$11,873,029
NetSol-Innovation	49.90%	1,699,661
VLS, VLHS & VLSIL Combined	49.00%	573,742
NetSol Thai	0.006%	(15)
Total		$14,146,417

NetSol PK

During the three months ended September 30, 2018, employees of NetSol PK exercised 20,000 options of common stock and NetSol PK received cash of $2,650. Due to the exercise of options, the non-controlling interest increased from 33.79% to 33.80%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2018. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2018, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website and on social media platforms linked to our corporate website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http://ir.netsoltech.com/governance-docs. The content of our websites are not intended to be incorporated by reference into this or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Highlights

Listed below are a few of NetSol’s major successes achieved in the three months ended September 30, 2018:

●	We signed a five-year contract with a tier-one auto captive finance company to implement our NFS Ascent™ platform in China. The five-year contract is valued at approximately $30 million which includes license, services, and maintenance.

●	We signed a multi-million-dollar contract with a major American multinational automaker to implement our NFS Ascent™ Retail Platform in China.

●	We successfully implemented our NFS Ascent™ Contract Management System in South Africa for Daimler Financial Services.

●	We successfully kicked off the implementation process of our NFS Ascent™ Wholesale module in Japan for Daimler Financial Services.

●	We started a data migration project for an existing customer which is expected to generate approximately $500,000 over the next few months.

●	We further expanded our outreach in order to pave the way for NFS Ascent™ to effectively cater to the European market by establishing a new subsidiary and setting up an NFS Ascent™ focused office in London.

●	We further advanced our “Innovation Lab” initiative by hiring a dedicated team in Pakistan and Thailand.

●	We received “First-Rate and Best-Selling Finance and Leasing Solution Provider” Award in China for the sixth consecutive year.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Improving U.S. economy generally, and particularly auto and banking markets.

●	According to Automotive World December 2017 publication, global demand for light weight trucks is expected to reach an all-time high in 2018.

●	Total industry sales of more than 20 million vehicles annually by 2018, according to John Murphy, an analyst for Bank of America Merrill Lynch annual industry outlook.

●	Robust Chinese markets as asset based leasing and finance sector are far from maturity levels.

●	The inflation rate in Pakistan reached a low of 3.25% in March 2018.

●	China investment or CPEC (China Pakistan Economic Corridor) has exceeded $50 billion from originally $46 billion in Pakistan on energy and infrastructure projects.

●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, China and Australia.

●	Continued interest from Fortune 500 multinational auto captives and global companies in NetSol Ascent™.

●	Continuing interest from existing clients in the NFS™ legacy systems in emerging and developing markets.

●	Growing demand and traction for upgrading to NFS Ascent™ by existing tier one auto captive clients.

●	Increased visits to NTPK by senior executives of existing clients and potential new customers.

Negative trends:

●	Continued Global terrorism and extremism threats in European countries.

●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

●	Industry trend towards autonomous cars and its effect on the automotive industry.

●	Continued devaluation of the Pakistan Rupee.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2018 Compared to the Quarter Ended September 30, 2017

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended September 30, 2018 and 2017 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2018	%	2017	%
Net Revenues:
License fees	$5,956,113	36.33%	$326,066	2.54%
Maintenance fees	3,638,327	22.19%	3,473,725	27.10%
Services	6,418,634	39.15%	7,017,737	54.75%
License fees - related party	-	0.00%	44,408	0.35%
Maintenance fees - related party	101,349	0.62%	102,963	0.80%
Services - related party	282,122	1.72%	1,853,877	14.46%
Total net revenues	16,396,545	100.00%	12,818,776	100.00%

Cost of revenues:
Salaries and consultants	5,020,562	30.62%	5,464,160	42.63%
Travel	1,151,997	7.03%	513,112	4.00%
Depreciation and amortization	937,604	5.72%	1,173,113	9.15%
Other	1,048,324	6.39%	856,582	6.68%
Total cost of revenues	8,158,487	49.76%	8,006,967	62.46%

Gross profit	8,238,058	50.24%	4,811,809	37.54%
Operating expenses:
Selling and marketing	1,701,326	10.38%	1,711,296	13.35%
Depreciation and amortization	212,232	1.29%	245,873	1.92%
General and administrative	4,406,720	26.88%	3,787,558	29.55%
Research and development cost	318,155	1.94%	185,085	1.44%
Total operating expenses	6,638,433	40.49%	5,929,812	46.26%

Income (loss) from operations	1,599,625	9.76%	(1,118,003)	-8.72%
Other income and (expenses)
Gain (loss) on sale of assets	52,294	0.32%	(7,130)	-0.06%
Interest expense	(99,434)	-0.61%	(118,071)	-0.92%
Interest income	248,964	1.52%	136,911	1.07%
Gain on foreign currency exchange transactions	10,912	0.07%	1,016,362	7.93%
Share of net loss from equity investment	(299,691)	-1.83%	(67,562)	-0.53%
Other income (expense)	5,379	0.03%	1,099	0.01%
Total other income (expenses)	(81,576)	-0.50%	961,609	7.50%

Net income (loss) before income taxes	1,518,049	9.26%	(156,394)	-1.22%
Income tax provision	(236,914)	-1.44%	(24,871)	-0.19%
Net income (loss)	1,281,135	7.81%	(181,265)	-1.41%
Non-controlling interest	(318,546)	-1.94%	(188,233)	-1.47%
Net income (loss) attributable to NetSol	$962,589	5.87%	$(369,498)	-2.88%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended September 30,				Constant	Currency	Change as
	2018	%	2017	%	Currency	Fluctuation	Reported

Net Revenues:	$16,396,545	100.00%	$12,818,776	100.00%	$5,483,105	$(1,905,336)	$3,577,769

Cost of revenues:	8,158,487	49.76%	8,006,967	62.46%	(1,296,985)	1,145,465	(151,520)

Gross profit	8,238,058	50.24%	4,811,809	37.54%	4,186,120	(759,871)	3,426,249

Operating expenses:	6,638,433	40.49%	5,929,812	46.26%	(1,415,549)	706,928	(708,621)

Income (loss) from operations	$1,599,625	9.76%	$(1,118,003)	-8.72%	$2,770,571	$(52,943)	$2,717,628

Net revenues for the quarter ended September 30, 2018 and 2017 are broken out among the segments as follows:

	2018		2017
	Revenue	%	Revenue	%
North America	843,085	5.14%	848,072	6.62%
Europe	1,919,934	11.71%	2,049,016	15.98%
Asia-Pacific	13,633,526	83.15%	9,921,688	77.40%
Total	$16,396,545	100.00%	$12,818,776	100.00%

Revenues

License fees

License fees for the three months ended September 30, 2018 were $5,956,113 compared to $326,066 for the three months ended September 30, 2017 reflecting an increase of $5,630,047 with a change in constant currency of $6,339,394. The increase in license revenue for the three months ended September 30, 2018 compared to 2017 is primarily due to the license revenue recognized with the five-year contract that was signed with a tier-one auto captive finance company to implement our NFS Ascent platform in China.

License fees – related party

License fees from related party for the three months ended September 30, 2018 were $Nil compared to $44,408 for the three months ended September 30, 2017 reflecting a decrease of $44,408 with a change in constant currency of $44,408.

Maintenance fees

Maintenance fees for the three months ended September 30, 2018 were $3,638,327 compared to $3,473,725 for the three months ended September 30, 2017 reflecting a slight increase of $164,602 with a change in constant currency of $481,964. Maintenance fees begin once a customer has “gone live” with our product. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the three months ended September 30, 2018 were $101,349 compared to $102,963 for the three months ended September 30, 2017 reflecting a slight decrease of $1,614 with a change in constant currency of $280.

Services

Services income for the three months ended September 30, 2018 was $6,418,634 compared to $7,017,737 for the three months ended September 30, 2017 reflecting a decrease of $599,103 with an increase in constant currency of $265,615. The services revenue remained relatively flat based on constant currency. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended September 30, 2018 was $282,122 compared to $1,853,877 for the three months ended September 30, 2017 reflecting a decrease of $1,571,755 with a change in constant currency of $1,559,180. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $1,064,470 and approximately $401,830 and $105,455 in service revenue related to services performed for Investec and WRLD3D, respectively.

Gross Profit

The gross profit was $8,238,058, for the three months ended September 30, 2018 as compared with $4,811,809 for the three months ended September 30, 2017. This is an increase of $3,426,249 with a change in constant currency of $4,186,120. The gross profit percentage for the three months ended September 30, 2018 also increased to 50.2% from 37.5% for the three months ended September 30, 2017. The cost of sales was $8,158,487 for the three months ended September 30, 2018 compared to $8,006,967 for the three months ended September 30, 2017 for an increase of $151,520 and on a constant currency basis an increase of $1,296,985. As a percentage of sales, cost of sales decreased from 62.5% for the three months ended September 30, 2017 to 49.8% for the three months ended September 30, 2018.

Salaries and consultant fees decreased by $443,598 from $5,464,160 for the three months ended September 30, 2017 to $5,020,562 for the three months ended September 30, 2018 and on a constant currency basis increased $233,721. The increase, based on constant currency, is due to annual salary raises. As a percentage of sales, salaries and consultant expense decreased from 42.6% for the three months ended September 30, 2017 to 30.6% for the three months ended September 30, 2018.

Depreciation and amortization expense decreased to $937,604 compared to $1,173,113 for the three months ended September 30, 2017 or a decrease of $235,509 and on a constant currency basis a decrease of $71,466. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $6,638,433 for the three months ended September 30, 2018 compared to $5,929,812, for the three months ended September 30, 2017 for an increase of 12.0% or $708,621 and on a constant currency basis an increase of 23.9% or $1,415,549. As a percentage of sales, it decreased from 46.3% to 40.5%. The increase in operating expenses was primarily due to increases in salaries and wages, research and development and general and admin offset by decrease in selling and marketing expenses, depreciation, and professional services.

Selling and marketing expenses decreased $9,970 or 1.0% and on a constant currency basis an increased $167,704 or 9.8%. The increase in selling and marketing expenses based on constant currency is due to commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $4,406,720 for the three months ended September 30, 2018 compared to $3,787,558 at September 30, 2017 or an increase of $619,162 or 16.4% and on a constant currency basis an increase of $1,080,394 or 28.5%. During the three months ended September 30, 2018, salaries increased by approximately $607,598 or $819,946 on a constant currency basis due to annual raises, bonus and share grants, an increase in other general and administrative expenses of approximately $24,961 or $266,290 on a constant currency basis, offset by a decrease in professional services of approximately $13,397 or $5,842 on constant currency bases.

Income/Loss from Operations

Income from operations was $1,599,625 for the three months ended September 30, 2018 compared to a loss of $1,118,003 for the three months ended September 30, 2017. This represents an increase of $2,717,628 with an increase of $2,770,571 on a constant currency basis for the three months ended September 30, 2018 compared with the three months ended September 30, 2017. As a percentage of sales, income from operations was 9.8% for the three months ended September 30, 2018 compared to a loss of 8.7% for the three months ended September 30, 2017.

Non-controlling Interest

For the three months ended September 30, 2018 and 2017, the net income attributable to non-controlling interest was $318,546 and $188,233, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK offset by a decrease in net income of NetSol Innovation.

Net Income / Loss attributable to NetSol

Net income was $962,589 for the three months ended September 30, 2018 compared a loss of $369,498 for the three months ended September 30, 2017. This is an increase of $1,332,087 with an increase of $1,327,670 on a constant currency basis, compared to the prior year. For the three months ended September 30, 2018, net income per share was $0.08 for basic and diluted shares, respectively, compared to a loss of $0.03 for basic and diluted shares for the three months ended September 30, 2017.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2018	September 30, 2017

Net Income (loss) before preferred dividend, per GAAP	$962,589	$(369,498)
Non-controlling interest	318,546	188,233
Income taxes	236,914	24,871
Depreciation and amortization	1,149,836	1,418,986
Interest expense	99,434	118,071
Interest (income)	(248,964)	(136,911)
EBITDA	$2,518,355	$1,243,752
Add back:
Non-cash stock-based compensation	432,048	427,809
Adjusted EBITDA, gross	$2,950,403	$1,671,561
Less non-controlling interest (a)	(752,669)	(701,864)
Adjusted EBITDA, net	$2,197,734	$969,697

Weighted Average number of shares outstanding
Basic	11,502,616	11,099,113
Diluted	11,507,730	11,130,824

Basic adjusted EBITDA	$0.19	$0.09
Diluted adjusted EBITDA	$0.19	$0.09

(a) The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$318,546	$188,233
Income Taxes	70,543	10,478
Depreciation and amortization	365,854	467,182
Interest expense	32,690	39,072
Interest (income)	(66,868)	(45,157)
EBITDA	$720,765	$659,808
Add back:
Non-cash stock-based compensation	31,904	42,056
Adjusted EBITDA of non-controlling interest	$752,669	$701,864

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $20,435,744 at September 30, 2018, compared to $22,088,853 at June 30, 2018.

Net cash used in operating activities was $339,445 for the three months ended September 30, 2018 compared to $4,152,240 for the three months ended September 30, 2017. At September 30, 2018, we had current assets of $50,688,585 and current liabilities of $20,589,508. We had accounts receivable of $10,526,701 at September 30, 2018 compared to $16,149,733 at June 30, 2018. We had revenues in excess of billings of $13,405,779 at September 30, 2018 compared to $15,492,447 at June 30, 2018 of which $Nil and $1,206,669 is shown as long term as of September 30, 2018 and June 30, 2018, respectively. The long-term portion was discounted by $238,576 at June 30, 2018, using the discounted cash flow method with interest rates ranging from 3.87% to 4.43% which was NetSol PK’s weighted average borrowing rate.

During the three months ended September 30, 2018, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $7,709,700 from $31,642,180 at June 30, 2018 to $23,932,480 at September 30, 2018. The decrease is due to the adjustments made upon adopting the new revenue standard ASC 606. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,153,778 and $8,433,675, respectively at September 30, 2018. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,873,809 and $8,595,919, respectively at June 30, 2018.

The average days sales outstanding for the three months ended September 30, 2018 and 2017 were 156 and 251 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $1,137,381 for the three months ended September 30, 2018, compared to $712,140 for the three months ended September 30, 2017. We had purchases of property and equipment of $563,413 compared to $328,163 for the three months ended September 30, 2017. For the three months ended September 30, 2018 and 2017, we invested $758,000 and $500,000, respectively, in a short-term convertible note receivable from WRLD3D.

Net cash used in financing activities was $56,692 for the three months ended September 30, 2018, compared to $486,985 provided by financing activities for the three months ended September 30, 2017. The three months ended September 30, 2018 included the cash inflow of $Nil from the exercising of stock options compared to $162,385 for the same period last year. During the three months ended September 30, 2018, we purchased zero shares of our common stock from the open market compared to 111,780 shares of common stock for $500,663 for the same period last year. The three months ended September 30, 2018 included the cash inflow of $119,895 from bank proceeds compared to $Nil for the same period last year. During the three months ended September 30, 2018, we had net payments for bank loans and capital leases of $179,237 compared to $148,707 for the three months ended September 30, 2017. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2018, we had approximately $20.4 million of cash, cash equivalents and marketable securities of which approximately $19.3 million is held by our foreign subsidiaries. As of June 30, 2018, we had approximately $22.1 million of cash, cash equivalents and marketable securities of which approximately $20.9 million is held by our foreign subsidiaries.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long-term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing $2.5 million for APAC, U.S. and Europe new business development activities and infrastructure enhancements, which we expect to provide from current operations.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($389,610) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($4,043,0148) and a running finance facility of Rupees 75 million ($606,453) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 350 million ($2,830,112) and a running finance facility of Rs. 150 million ($1,212,905) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

REVENUE RECOGNITION

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company records the amount of revenue and related costs by considering whether the entity is a principal (gross presentation) or an agent (net presentation) by evaluating the nature of its promise to the customer. Revenue is presented net of sales, value-added and other taxes collected from customers and remitted to government authorities.

The Company has two primary revenue streams: core revenue and non-core revenue.

Core Revenue:

The Company generates its core revenue from the following sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) maintenance, which includes post contract support, of its enterprise software solutions for the lease and finance industry. The Company offers its software using the same underlying technology via two models: a traditional on-premises licensing model and a subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

Non-Core Revenue

The Company generates its non-core revenue by providing business process outsourcing (“BPO”), other IT services and internet services.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract.

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses and a professional services engagement. License purchases generally have multiple performance obligations as customers purchase maintenance and services in addition to the licenses. The Company’s single performance obligation arrangements are typically maintenance renewals, subscription renewals and services engagements.

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using its best estimate for the SSP.

Subscription

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the product is made available to the customer. The initial subscription period is typically 12 to 60 months. The Company generally invoices its customers in advance in quarterly or annual installments and typical payment terms provide that customers make payment within 30 days of invoice.

Software Licenses

Transfer of control for software is considered to have occurred upon delivery of the product to the customer. The Company’s typical payment terms tend to vary by region, but its standard payment terms are within 30 days of invoice.

Maintenance

Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. The Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

Professional Services

Revenue from professional services is typically comprised of implementation, development, data migration, training or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for time-and-materials arrangements as the services are performed. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, compared to total estimated costs to complete the services project. Management applies judgment when estimating project status and the costs necessary to complete the services projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

BPO and Internet Services

Revenue from BPO services is recognized based on the stage of completion which is measured by reference to labor hours incurred to date as a percentage of total estimated labor hours for each contract. Internet services are invoiced either monthly, quarterly or half yearly in advance to the customers and revenue is recognized ratably overtime on a monthly basis.

Significant Judgments

More judgments and estimates are required under Topic 606 than were required under Topic 605. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a stand-alone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because the Company does not sell the license, product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company analyzes various factors, including its pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

The most significant inputs involved in the Company’s revenue recognition policies are: The (1) stand-alone selling prices of the Company’s software license, and the (2) the method of recognizing revenue for installation/customization, and other services.

The stand-alone selling price of the licenses was measured primarily through an analysis of pricing that management evaluated when quoting prices to customers. Although the Company has no history of selling its software separately from maintenance and other services, the Company does have historical experience with amending contracts with customers to provide additional modules of its software or providing those modules at an optional price. This information guides the Company in assessing the stand-alone selling price of the Company’s software, since the Company can observe instances where a customer had a particular component of the Company’s software that was essentially priced separate from other goods and services that the Company delivered to that customer.

The Company recognized revenue from implementation and customization services using the percentage of estimated “man-days” that the work requires. The Company believes the level of effort to complete the services is best measured by the amount of time (measured as an employee working for one day on implementation/customization work) that is required to complete the implementation or customization work. The Company reviews its estimate of man-days required to complete implementation and customization services each reporting period.

Revenue is recognized over time for the Company’s subscription, maintenance and fixed fee professional services that are separate performance obligations. For the Company’s professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization, specification variances and testing requirement changes.

If a group of agreements are entered at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. The Company’s judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

If a contract includes variable consideration, the Company exercises judgment in estimating the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods or services to a customer. When estimating variable consideration, the Company will consider all relevant facts and circumstances. Variable consideration will be estimated and included in the contract price only when it is probable that a significant reversal in the amount of revenue recognized will not occur.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets (revenues in excess of billings), or contract liabilities (deferred revenue) on the Company’s Consolidated Balance Sheets. The Company records revenues in excess of billings when the Company has transferred goods or services but does not yet have the right to consideration. The Company records deferred revenue when the Company has received or has the right to receive consideration but has not yet transferred goods or services to the customer.

Deferred Revenue

The Company typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancelable license and services starting in future periods are included in accounts receivable and deferred revenue.

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact timing of revenue recognition and the Company’s disclosures. Below is a list of practical expedients the Company applied in the adoption and application of Topic 606:

Application

● The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.

● The Company generally expenses sales commissions and sales agent fees when incurred when the amortization period would have been one year or less or the commissions are based on cashed received. These costs are recorded within sales and marketing expense in the Consolidated Statement of Operations.

● The Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (applies to time-and-material engagements).

Modified Retrospective Transition Adjustments

● For contract modifications, the Company reflected the aggregate effect of all modifications that occurred prior to the adoption date when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to satisfied and unsatisfied performance obligations for the modified contract at transition.

Costs to Obtain a Contract

The Company does not have a material amount of costs to obtain a contract capitalized at any balance sheet date. In general, we incur few direct incremental costs of obtaining new customer contracts. We rarely incur incremental costs to review or otherwise enter into contractual arrangements with customers. In addition, our sales personnel receive fees that we refer to as commissions, but that are based on more than simply signing up new customers. Our sales personnel are required to perform additional duties beyond new customer contract inception dates, including fulfilment duties and collections efforts.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2018. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of September 30, 2018, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

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

NETSOL TECHNOLOGIES, INC.

Date:	November 13, 2018	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	November 13, 2018	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer