Form 10-Q
period 2018-12-31
NETSOL TECHNOLOGIES INC
filed 2019-02-13
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Yes [  ] No [X]

The issuer had 11,860,310 shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of February 5, 2019.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31,	As of June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$20,320,804	$22,088,853
Accounts receivable, net of allowance of $376,178 and $610,061	7,852,296	12,775,461
Accounts receivable, net - related party	2,944,290	3,374,272
Revenues in excess of billings	13,832,654	14,285,778
Revenues in excess of billings - related party	62,323	-
Convertible note receivable - related party	3,156,500	2,123,500
Other current assets	4,092,921	2,703,032
Total current assets	52,261,788	57,350,896
Revenues in excess of billings, net - long term	-	1,206,669
Property and equipment, net	14,005,541	16,165,491
Long term investment	2,689,005	3,217,162
Other assets	35,470	70,299
Intangible assets, net	9,637,010	12,247,196
Goodwill	9,516,568	9,516,568
Total assets	$88,145,382	$99,774,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,468,984	$7,873,809
Current portion of loans and obligations under capitalized leases	7,627,426	8,595,919
Unearned revenues	4,705,302	5,949,581
Common stock to be issued	88,324	88,324
Total current liabilities	19,890,036	22,507,633
Loans and obligations under capitalized leases; less current maturities	345,473	330,596
Total liabilities	20,235,509	22,838,229
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,860,310 shares issued and 11,654,457 outstanding as of December 31, 2018 and 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018	118,603	117,085
Additional paid-in-capital	127,398,738	126,479,147
Treasury stock (At cost, 205,853 shares and 205,853 shares as of December 31, 2018 and June 30, 2018, respectively)	(1,205,024)	(1,205,024)
Accumulated deficit	(39,972,079)	(37,994,502)
Stock subscription receivable	(221,000)	(221,000)
Other comprehensive loss	(28,446,811)	(24,386,071)
Total NetSol stockholders’ equity	57,672,427	62,789,635
Non-controlling interest	10,237,446	14,146,417
Total stockholders’ equity	67,909,873	76,936,052
Total liabilities and stockholders’ equity	$88,145,382	$99,774,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2018	2017	2018	2017
Net Revenues:
License fees	$4,817,569	$235,932	$10,773,682	$561,998
Maintenance fees	3,534,693	3,568,448	7,173,020	7,042,173
Services	8,237,334	9,087,191	14,655,968	16,104,928
License fees - related party	-	217,105	-	261,513
Maintenance fees - related party	127,030	101,251	228,379	204,214
Services - related party	286,001	1,236,508	568,123	3,090,385
Total net revenues	17,002,627	14,446,435	33,399,172	27,265,211

Cost of revenues:
Salaries and consultants	4,497,054	5,362,092	9,517,616	10,826,252
Travel	1,706,182	287,901	2,858,179	801,013
Depreciation and amortization	880,048	1,168,103	1,817,652	2,341,216
Other	1,060,772	939,986	2,109,096	1,796,568
Total cost of revenues	8,144,056	7,758,082	16,302,543	15,765,049

Gross profit	8,858,571	6,688,353	17,096,629	11,500,162

Operating expenses:
Selling and marketing	2,048,303	1,932,140	3,749,629	3,643,436
Depreciation and amortization	193,779	222,785	406,011	468,658
General and administrative	4,002,059	4,026,706	8,408,779	7,814,264
Research and development cost	424,652	189,891	742,807	374,976
Total operating expenses	6,668,793	6,371,522	13,307,226	12,301,334

Income (loss) from operations	2,189,778	316,831	3,789,403	(801,172)

Other income and (expenses)
Gain (loss) on sale of assets	(3,504)	(8,939)	48,790	(16,069)
Interest expense	(63,804)	(109,675)	(163,238)	(227,746)
Interest income	230,421	115,570	479,385	252,481
Gain on foreign currency exchange transactions	2,536,755	1,737,967	2,547,667	2,754,329
Share of net loss from equity investment	(298,293)	(203,336)	(597,984)	(270,898)
Other income	4,503	14,511	9,882	15,610
Total other income (expenses)	2,406,078	1,546,098	2,324,502	2,507,707

Net income before income taxes	4,595,856	1,862,929	6,113,905	1,706,535
Income tax provision	(264,872)	(200,927)	(501,786)	(225,798)
Net income	4,330,984	1,662,002	5,612,119	1,480,737
Non-controlling interest	(1,475,355)	(1,027,581)	(1,793,901)	(1,215,814)
Net income attributable to NetSol	$2,855,629	$634,421	$3,818,218	$264,923

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.25	$0.06	$0.33	$0.02
Diluted	$0.25	$0.06	$0.33	$0.02

Weighted average number of shares outstanding
Basic	11,586,507	11,159,075	11,542,877	11,115,346
Diluted	11,592,193	11,171,543	11,548,563	11,127,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2018	2017	2018	2017
Net income	$2,855,629	$634,421	$3,818,218	$264,923
Other comprehensive income (loss):
Translation adjustment	(5,784,490)	(2,453,890)	(6,248,566)	(3,279,634)
Translation adjustment attributable to non-controlling interest	1,986,953	841,009	2,187,826	1,078,174
Net translation adjustment	(3,797,537)	(1,612,881)	(4,060,740)	(2,201,460)
Comprehensive loss attributable to NetSol	$(941,908)	$(978,460)	$(242,522)	$(1,936,537)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$5,612,119	$1,480,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,223,663	2,809,874
Share of net loss from investment under equity method	597,984	270,898
(Gain) loss on sale of assets	(48,790)	16,069
Stock based compensation	869,743	833,530
Changes in operating assets and liabilities:
Accounts receivable	4,208,751	(13,231,059)
Accounts receivable - related party	(219,538)	(1,637,829)
Revenues in excess of billing	(7,633,216)	602,676
Revenues in excess of billing - related party	(91,279)	(32,308)
Other current assets	(1,409,746)	(524,547)
Accounts payable and accrued expenses	139,331	887,824
Unearned revenue	(1,094,375)	6,469,146
Net cash provided by (used in) operating activities	3,154,647	(2,054,989)

Cash flows from investing activities:
Purchases of property and equipment	(1,441,237)	(543,123)
Sales of property and equipment	519,645	193,241
Convertible note receivable - related party	(1,033,000)	(500,000)
Investment in WRLD3D	-	(50,000)
Net cash used in investing activities	(1,954,592)	(899,882)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	65,000	215,311
Proceeds from exercise of subsidiary options	2,650	7,755
Purchase of treasury stock	-	(601,020)
Dividend paid by subsidiary to non-controlling interest	(566,465)	(417,853)
Proceeds from bank loans	382,240	708,457
Payments on capital lease obligations and loans - net	(289,027)	(361,814)
Net cash used in financing activities	(405,602)	(449,164)
Effect of exchange rate changes	(2,562,502)	(764,269)
Net decrease in cash and cash equivalents	(1,768,049)	(4,168,304)
Cash and cash equivalents at beginning of the period	22,088,853	14,172,954
Cash and cash equivalents at end of period	$20,320,804	$10,004,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2018	2017
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$170,571	$189,769
Taxes	$435,659	$226,098

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in WRLD3D	$-	$553,678
Assets acquired under capital lease	$66,256	$113,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of December 31, 2018, and June 30, 2018, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $18,959,598 and $20,933,224, respectively. The Company has not experienced any losses in such accounts.

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

The Company does not have any financial assets that are measured at fair value on a recurring basis as of December 31, 2018.

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2018, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,206,669	$1,206,669
Total	$-	$-	$1,206,669	$1,206,669

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

The reconciliation from June 30, 2018 to December 31, 2018 is as follows:

	Revenues in excess of billing - long term	Fair value discount	Total
Balance at June 30, 2018	$1,445,245	$(238,576)	$1,206,669
Effect of ASC 606 adoption	(1,445,245)	238,576	(1,206,669)
Balance at December 31, 2018	$-	$-	$-

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

DECEMBER 31, 2018

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

In August 2018, the Securities and Exchange Commission issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule beginning the quarter ended September 30, 2018.

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

DECEMBER 31, 2018

(UNAUDITED)

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standards adopted by the Company on the first day of fiscal 2019:

	As of June 30,	Topic 606	As of July 1,
	2018	Adjustments	2018
ASSETS
Current assets:
Cash and cash equivalents	$22,088,853		$22,088,853
Accounts receivable, net of allowance of $610,061 and $571,511	12,775,461		12,775,461
Accounts receivable, net - related party	3,374,272		3,374,272
Revenues in excess of billings	14,285,778	(7,328,812)	6,956,966
Revenues in excess of billings - related party	-		-
Convertible note receivable - related party	2,123,500		2,123,500
Other current assets	2,703,032		2,703,032
Total current assets	57,350,896	(7,328,812)	50,022,084
Revenues in excess of billings, net - long term	1,206,669	(1,206,669)	-
Property and equipment, net	16,165,491		16,165,491
Long term investment	3,217,162		3,217,162
Other assets	70,299		70,299
Intangible assets, net	12,247,196		12,247,196
Goodwill	9,516,568		9,516,568
Total assets	$99,774,281	$(8,535,481)	$91,238,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,873,809		$7,873,809
Current portion of loans and obligations under capitalized leases	8,595,919		8,595,919
Unearned revenues	5,949,581	218,174	6,167,755
Common stock to be issued	88,324		88,324
Total current liabilities	22,507,633	218,174	22,725,807
Loans and obligations under capitalized leases; less current maturities	330,596		330,596
Total liabilities	22,838,229	218,174	23,056,403
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018 and 11,225,385 shares issued and 11,190,606 outstanding as of June 30, 2017	117,085		117,085
Additional paid-in-capital	126,479,147		126,479,147
Treasury stock (At cost, 205,853 shares and 34,779 shares as of June 30, 2018 and June 30, 2017, respectively)	(1,205,024)		(1,205,024)
Accumulated deficit	(37,994,502)	(5,795,795)	(43,790,297)
Stock subscription receivable	(221,000)		(221,000)
Other comprehensive loss	(24,386,071)		(24,386,071)
Total NetSol stockholders’ equity	62,789,635	(5,795,795)	56,993,840
Non-controlling interest	14,146,417	(2,957,860)	11,188,557
Total stockholders’ equity	76,936,052	(8,753,655)	68,182,397
Total liabilities and stockholders’ equity	$99,774,281	$(8,535,481)	$91,238,800

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standards adopted by the Company as of December 31, 2018:

	As reported under Topic 606		Balances under Prior GAAP
	December 31, 2018	Adjustments	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,320,804		$20,320,804
Accounts receivable, net of allowance of $376,178 and $610,061	7,852,296		7,852,296
Accounts receivable, net - related party	2,944,290		2,944,290
Revenues in excess of billings	13,832,654	8,426,401	22,259,055
Revenues in excess of billings - related party	62,323		62,323
Convertible note receivable - related party	3,156,500		3,156,500
Other current assets	4,092,921		4,092,921
Total current assets	52,261,788	8,426,401	60,688,189
Revenues in excess of billings, net - long term	-	1,356,637	1,356,637
Property and equipment, net	14,005,541		14,005,541
Long term investment	2,689,005		2,689,005
Other assets	35,470		35,470
Intangible assets, net	9,637,010		9,637,010
Goodwill	9,516,568		9,516,568
Total assets	$88,145,382	$9,783,038	$97,928,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,468,984		$7,468,984
Current portion of loans and obligations under capitalized leases	7,627,426		7,627,426
Unearned revenues	4,705,302	(217,410)	4,487,892
Common stock to be issued	88,324		88,324
Total current liabilities	19,890,036	(217,410)	19,672,626
Loans and obligations under capitalized leases; less current maturities	345,473		345,473
Total liabilities	20,235,509	(217,410)	20,018,099
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,860,310 shares issued and 11,654,457 outstanding as of December 31, 2018 and 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018	118,603		118,603
Additional paid-in-capital	127,398,738		127,398,738
Treasury stock (At cost, 205,853 shares and 205,853 shares as of December 31, 2018 and June 30, 2018, respectively)	(1,205,024)		(1,205,024)
Accumulated deficit	(39,972,079)	6,621,172	(33,350,907)
Stock subscription receivable	(221,000)		(221,000)
Other comprehensive loss	(28,446,811)		(28,446,811)
Total NetSol stockholders’ equity	57,672,427	6,621,172	64,293,599
Non-controlling interest	10,237,446	3,379,276	13,616,722
Total stockholders’ equity	67,909,873	10,000,448	77,910,321
Total liabilities and stockholders’ equity	$88,145,382	$9,783,038	$97,928,420

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

The following table summarizes the effects of adopting Topic 606 on the Company’s Condensed Consolidated Statement of Income for the three and six months ended December 31, 2018:

	For the Three Months			For the Six Months
	Ended December 31, 2018			Ended December 31, 2018
	As reported under Topic 606	Adjustments	Under prior GAAP	As reported Topic 606	Adjustments	Under prior GAAP

Net Revenues:
License fees	$4,817,569		$4,817,569	$10,773,682	$-	$10,773,682
Maintenance fees	3,534,693	210,879	3,745,572	7,173,020	357,356	7,530,376
Services	8,237,334		8,237,334	14,655,968	-	14,655,968
Maintenance fees - related party	127,030		127,030	228,379	-	228,379
Services - related party	286,001		286,001	568,123	-	568,123
Total net revenues	17,002,627	210,879	17,213,506	33,399,172	357,356	33,756,528

Cost of revenues:
Salaries and consultants	4,497,054		4,497,054	9,517,616	-	9,517,616
Travel	1,706,182		1,706,182	2,858,179	-	2,858,179
Depreciation and amortization	880,048		880,048	1,817,652	-	1,817,652
Other	1,060,772		1,060,772	2,109,096	-	2,109,096
Total cost of revenues	8,144,056	-	8,144,056	16,302,543	-	16,302,543

Gross profit	8,858,571	210,879	9,069,450	17,096,629	357,356	17,453,985

Operating expenses:
Selling and marketing	2,048,303		2,048,303	3,749,629	-	3,749,629
Depreciation and amortization	193,779		193,779	406,011	-	406,011
General and administrative	4,002,059		4,002,059	8,408,779	-	8,408,779
Research and development cost	424,652		424,652	742,807	-	742,807
Total operating expenses	6,668,793	-	6,668,793	13,307,226	-	13,307,226

Income from operations	2,189,778	210,879	2,400,657	3,789,403	357,356	4,146,759

Other income and (expenses)
Gain (loss) on sale of assets	(3,504)		(3,504)	48,790	-	48,790
Interest expense	(63,804)		(63,804)	(163,238)	-	(163,238)
Interest income	230,421	74,985	305,406	479,385	149,968	629,353
Gain on foreign currency exchange transactions	2,536,755	685,766	3,222,521	2,547,667	739,469	3,287,136
Share of net loss from equity investment	(298,293)		(298,293)	(597,984)	-	(597,984)
Other income	4,503		4,503	9,882	-	9,882
Total other income (expenses)	2,406,078	760,751	3,166,829	2,324,502	889,437	3,213,939

Net income before income taxes	4,595,856	971,630	5,567,486	6,113,905	1,246,793	7,360,698
Income tax provision	(264,872)		(264,872)	(501,786)	-	(501,786)
Net income	4,330,984	971,630	5,302,614	5,612,119	1,246,793	6,858,912
Non-controlling interest	(1,475,355)	(328,411)	(1,803,766)	(1,793,901)	(421,416)	(2,215,317)
Net income attributable to NetSol	$2,855,629	$643,219	$3,498,848	$3,818,218	$825,377	$4,643,595

Net income per share:
Net income per common share
Basic	$0.25	$0.05	$0.30	$0.33	$0.07	$0.40
Diluted	$0.25	$0.05	$0.30	$0.33	$0.07	$0.40

Weighted average number of shares outstanding
Basic	11,586,507	11,586,507	11,586,507	11,542,877	11,542,877	11,542,877
Diluted	11,592,193	11,592,193	11,592,193	11,548,563	11,548,563	11,548,563

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s Consolidated Statement of Cash Flows for the three months ended December 31, 2018:

	For the Six Months
	Ended December 31, 2018
	As reported under Topic 606	Adjustments	Under prior GAAP
Cash flows from operating activities:
Net income	$5,612,119	$1,246,793	$6,858,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,223,663		2,223,663
Share of net loss from investment under equity method	597,984		597,984
Loss on sale of assets	(48,790)		(48,790)
Stock based compensation	869,743		869,743
Changes in operating assets and liabilities:			-
Accounts receivable	4,208,751		4,208,751
Accounts receivable - related party	(219,538)		(219,538)
Revenues in excess of billing	(7,633,216)	(1,247,557)	(8,880,773)
Revenues in excess of billing - related party	(91,279)		(91,279)
Other current assets	(1,409,746)		(1,409,746)
Accounts payable and accrued expenses	139,331		139,331
Unearned revenue	(1,094,375)	764	(1,093,611)
Net cash provided by operating activities	3,154,647	-	3,154,647

Cash flows from investing activities:
Purchases of property and equipment	(1,441,237)		(1,441,237)
Sales of property and equipment	519,645		519,645
Convertible note receivable - related party	(1,033,000)		(1,033,000)
Net cash used in investing activities	(1,954,592)	-	(1,954,592)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	65,000		65,000
Proceeds from exercise of subsidiary options	2,650		2,650
Dividend paid by subsidiary to non-controlling interest	(566,465)		(566,465)
Proceeds from bank loans	382,240		382,240
Payments on capital lease obligations and loans - net	(289,027)		(289,027)
Net cash used in financing activities	(405,602)	-	(405,602)
Effect of exchange rate changes	(2,562,502)		(2,562,502)
Net increase in cash and cash equivalents	(1,768,049)	-	(1,768,049)
Cash and cash equivalents at beginning of the period	22,088,853		22,088,853
Cash and cash equivalents at end of period	$20,320,804	$-	$20,320,804

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

Accounting Standards Recently Issued but Not Yet Adopted by the Company:

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating its lease portfolio; assessing system needs to support adoption of the new lease standard; and analyzing procedural changes, including updating our lease accounting policy as needed to reflect the new requirements of this standard. The Company continues to evaluate the impact that these changes in methodology will have on its financial condition, results of operations and disclosures.

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The update is effective for the Company on July 1, 2020, with early adoption permitted. The Company is currently assessing the impact this update will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for the Company on July 1, 2020, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of the amendments in this update but does not expect it to have a material impact on the Company’s consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Core Revenue

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

DECEMBER 31, 2018

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2018	2017	2018	2017

Core:
License	$4,817,569	$235,932	$10,773,682	$561,998
Maintenance	3,534,693	3,568,448	7,173,020	7,042,173
Services	6,801,466	7,729,553	11,771,739	13,687,819
License - related party	-	217,105	-	261,513
Maintenance fees - related party	127,030	101,251	228,379	204,214
Services - related party	241,647	319,401	422,244	939,950
Total core revenue, net	15,522,405	12,171,690	30,369,064	22,697,667

Non-Core:
Services	1,435,868	1,357,638	2,884,229	2,417,109
Services - related party	44,354	917,107	145,879	2,150,435
Total non-core revenue, net	1,480,222	2,274,745	3,030,108	4,567,544

Total net revenue	$17,002,627	$14,446,435	$33,399,172	$27,265,211

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

DECEMBER 31, 2018

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

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of	As of
	December 31, 2018	July 1, 2018

Revenues in excess of billings	$13,832,654	$6,956,966

Deferred Revenue	$4,705,302	$6,167,755

During the three and six months ended December 31, 2018, the Company recognized revenue of $1,494,412 and $3,664,251, respectively, which was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $84,145,595 as of December 31, 2018, of which the Company estimates to recognize approximately $13,940,314 in revenue over the next 12 months and the remainder over an estimated 6 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

DECEMBER 31, 2018

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended December 31, 2018			For the six months ended December 31, 2018
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$2,855,629	11,586,507	$0.25	$3,818,218	11,542,877	$0.33
Effect of dilutive securities
Stock options	-	5,686	-	-	5,686	-
Diluted income per share	$2,855,629	11,592,193	$0.25	$3,818,218	11,548,563	$0.33

	For the three months ended December 31, 2017			For the six months ended December 31, 2017
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$634,421	11,159,075	$0.06	$264,923	11,115,346	$0.02
Effect of dilutive securities
Stock options	-	-	-	-	12,468	-
Diluted income per share	$634,421	11,159,075	$0.06	$264,923	11,127,814	$0.02

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2018	2017	2018	2017

Share Grants	126,083	285,956	126,083	285,956
	126,083	285,956	126,083	285,956

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $28,446,811 and $24,836,071 as of December 31, 2018 and June 30, 2018, respectively. During the three and six months ended December 31, 2018, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $3,797,537 and $4,060,740, respectively. During the three and six months ended December 31, 2017, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $1,612,881 and $2,201,460, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

NOTE 6 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture with 1insurer, formerly Innovation Group, called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the three and six months ended December 31, 2018, NetSol Innovation provided services of $nil and $67,286, respectively. During the three and six months ended December 31, 2017, NetSol Innovation provided services of $796,757 and $1,928,513, respectively. Accounts receivable at December 31, 2018 and June 30, 2018 were $2,302,065 and $2,521,533, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the three and six months ended December 31, 2018, NTE and VLS provided license, maintenance and services of $238,539 and $391,879, respectively. During the three and six months ended December 31, 2017, NTE and VLS provided license, maintenance and services of $442,699 and $1,043,891, respectively. Accounts receivable at December 31, 2018 and June 30, 2018 were $116,775 and $379,521, respectively.

NOTE 7 – MAJOR CUSTOMERS

The Company is a strategic business partner for Daimler Financial Services (which consists of a group of many companies in different countries). During the six months ended December 31, 2018, revenues earned from Daimler Financial Services were 31.6% of net revenues, consisting of license, maintenance and services revenue of $1,868,254, $1,363,117 and $7,331,991, respectively. During the six months ended December 31, 2017, revenues earned were 35.9% of net revenues, consisting of license, maintenance and services revenue of $Nil, $1,302,219 and $8,486,970, respectively. The revenue from this customer is shown in the Asia – Pacific segment.

Accounts receivable at December 31, 2018 and June 30, 2018, were $4,431,075 and $4,417,709, respectively. Revenues in excess of billings at December 31, 2018 and June 30, 2018 was $5,513,906 and $12,508,815, respectively. Included in this amount was $Nil and $1,206,669 shown as long term at December 31, 2018 and June 30, 2018, respectively.

On December 21, 2015, the Company entered into a 10-year contract with Daimler Financial Services to provide license, maintenance and services for 12 countries in the Asia Pacific Region. The implementation phase is expected to be over a five-year period with maintenance and support over 10 years. The contract is a fixed fee arrangement with total license and maintenance fees of approximately €71,000,000 (approximately $81,609,195) with services to be separately agreed upon and billed as they are performed. The customer will make fixed annual payments of €5,850,000 (approximately $6,724,138) for years 1-5 and €8,350,000 (approximately $9,597,701) for years 6-10. Under the terms of the contract, the customer has the right to withdraw from certain modules and terminate the agreement as to certain countries based on good cause or business reasons prior to the beginning of implementation.

On September 4, 2017, the Company amended the agreement which provided for an additional €7,700,000 (approximately $8,850,575) to be earned over the remaining life of the contract. The amended agreement provided for €7,000,000 (approximately $8,045,977) to be paid in the fiscal year 2018 with €100,000 (approximately $114,943) to be paid each year over the remaining seven years.

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

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

The Company has accrued interest of $54,003 and $35,099 at December 31, 2018 and June 30, 2018, respectively, which is included in “Other current assets”.

Convertible Note Receivable – February 9, 2018

The Company’s subsidiary NetSol Thai entered into an agreement with WRLD3D, whereby NetSol Thai was issued a Convertible Promissory Note (the “Thai Convertible Note”) which was fully executed on February 9, 2018. The maximum principal amount of the Thai Convertible Note is $2,500,000, and as of December 31, 2018, NetSol Thai had disbursed $2,406,500. The Thai Convertible Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon request on or after March 31, 2019. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

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

The Company has accrued interest of $126,853 and $23,593 at December 31, 2018 and June 30, 2018, respectively, which is included in “Other current assets.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

NOTE 9 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of December 31,	As of June 30,
	2018	2018

Prepaid Expenses	$869,183	$662,431
Advance Income Tax	845,411	838,799
Employee Advances	412,929	48,096
Security Deposits	96,630	85,249
Other Receivables	822,667	497,632
Other Assets	1,046,101	570,825
Total	$4,092,921	$2,703,032

NOTE 10 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of December 31,	As of June 30,
	2018	2018

Revenues in excess of billing - long term	$-	$1,445,245
Present value discount	-	(238,576)
Net Balance	$-	$1,206,669

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three and six months ended December 31, 2017, the Company accreted $59,272 and $110,994, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 3.87% to 4.43%.

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,	As of June 30,
	2018	2018

Office Furniture and Equipment	$3,320,282	$3,496,653
Computer Equipment	21,293,119	23,708,034
Assets Under Capital Leases	1,498,521	1,479,976
Building	7,013,449	8,005,351
Land	1,823,734	2,088,463
Autos	1,056,694	1,053,749
Improvements	158,584	324,023
Subtotal	36,164,383	40,156,249
Accumulated Depreciation	(22,158,842)	(23,990,758)
Property and Equipment, Net	$14,005,541	$16,165,491

For the three months ended December 31, 2018, depreciation expense totaled $533,837 and $1,097,965, respectively. Of these amounts, $340,058 and $691,954, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2017, depreciation expense totaled $707,668 and $1,436,327, respectively. Of these amounts, $484,883 and $967,669, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of December 31, 2018 and June 30, 2018:

	As of December 31,	As of June 30,
	2018	2018
Computers and Other Equipment	$262,677	$228,581
Furniture and Fixtures	65,084	65,084
Vehicles	1,170,760	1,186,311
Total	1,498,521	1,479,976
Less: Accumulated Depreciation - Net	(473,630)	(477,620)
	$1,024,891	$1,002,356

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

NOTE 12 – LONG TERM INVESTMENT

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which will be earned over future periods by providing IT and enterprise software solutions. Per the agreement, NetSol PK is to provide a minimum of $200,000 of services in each three-month period and the entire balance is required to be provided within three years of the date of the agreement. If NetSol PK fails to provide the future services, it may be required to forfeit the shares back to WRLD3D. As of June 30, 2018, the investment earned by NetSol PK was $2,777,778.

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

During the three months and six months ended December 31, 2018, NetSol PK provided services valued at $174,492 and $337,337, respectively, which is recorded as services-related party. During the three and six months ended December 31, 2017, NetSol PK provided services valued at $315,408 and $583,708, respectively. Accounts receivable at December 31, 2018 and June 30, 2018 were $525,450 and $473,218, respectively. Revenue in excess of billing at December 31, 2018 and June 30, 2018 were $62,323 and $Nil, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $298,293 and $597,984 for the three and six months ended December 31, 2018, respectively, and the Company recorded its share of net loss of $203,336 and $270,898 for the three and six months ended December 31, 2017, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of December 31,	As of June 30,
	2018	2018

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(11,645,937)	(7,857,270)
Accumulated Amortization	(25,962,050)	(27,140,531)
Net Balance	$9,637,010	$12,247,196

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $9,637,010 will be amortized over the next 4.75 years. Amortization expense for the three and six months ended December 31, 2018 was $539,990 and $1,125,698, respectively. Amortization expense for the three and six months ended December 31, 2017 was $683,220 and $1,373,547, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
December 31, 2019	$2,086,530
December 31, 2020	2,086,530
December 31, 2021	2,086,530
December 31, 2022	2,086,530
December 31, 2023	1,290,890
$9,637,010

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31,	As of June 30,
	2018	2018

Accounts Payable	$1,674,687	$1,665,865
Accrued Liabilities	4,939,808	5,505,312
Accrued Payroll & Taxes	438,935	302,640
Taxes Payable	265,873	233,959
Other Payable	149,681	166,033
Total	$7,468,984	$7,873,809

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

NOTE 15 – DEBTS

Notes payable and capital leases consisted of the following:

		As of December 31, 2018
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$112,820	$112,820	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	3,586,801	3,586,801	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	2,510,760	2,510,760	-
Loan Payable Bank - Running Finance II	(6)	1,076,040	1,076,040	-
		7,286,421	7,286,421	-
Subsidiary Capital Leases	(7)	686,478	341,005	345,473
		$7,972,899	$7,627,426	$345,473

		As of June 30, 2018
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$69,578	$69,578	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	4,107,451	4,107,451	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	2,875,216	2,875,216	-
Loan Payable Bank - Running Finance II	(6)	1,232,235	1,232,235	-
		8,284,480	8,284,480	-
Subsidiary Capital Leases	(7)	642,035	311,439	330,596
		$8,926,515	$8,595,919	$330,596

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.2% to 6.5% as of December 31, 2018 and June 30, 2018.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $379,747. The annual interest rate was 5.1% as of December 31, 2018. Total outstanding balance as of December 31, was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of December 31, 2018, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $3,586,801 and Rs. 500,000,000 or $4,107,451 at December 31, 2018 and June 30, 2018, respectively. The interest rate for the loan was 3% at December 31, 2018 and June 30, 2018.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

(4) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $538,020, at December 31, 2018. NetSol PK used Rs. Nil or $Nil, at December 31, 2018. The interest rate for the loan was 10.3% at December 31, 2018.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of December 31, 2018, NetSol PK was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 350,000,000 or $2,510,760 and Rs. 350,000,000 or $2,875,216, at December 31, 2018 and June 30, 2018, respectively. The interest rate for the loan was 3% at December 31, 2018 and June 30, 2018.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 150,000,000 or $1,076,040 and Rs. 150,000,000 or $1,232,235, at December 31, 2018 and June 30, 2018, respectively. The interest rate for the loan was 11.8% and 8.1% at December 31, 2018 and June 30, 2018, respectively.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of December 31, 2018, NetSol PK was in compliance with these covenants.

(7) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2022. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three and six months ended December 31, 2018 and 2017.

Following is the aggregate minimum future lease payments under capital leases as of December 31, 2018:

Amount
Minimum Lease Payments
Due FYE 12/31/19	$390,327
Due FYE 12/31/20	245,711
Due FYE 12/31/21	128,684
Total Minimum Lease Payments	764,722
Interest Expense relating to future periods	(78,244)
Present Value of minimum lease payments	686,478
Less: Current portion	(341,005)
Non-Current portion	$345,473

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

NOTE 16 - STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2018, the Company issued 29,678 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $183,009.

During the six months ended December 31, 2018, the Company issued 20,835 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $118,617.

During the six months ended December 31, 2018, the Company issued 91,328 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $561,112.

During the six months ended December 31, 2018, the Company adjusted the opening balance of retained earnings on adoption of the new revenue recognition standard ASC 606. Total adjustment was $8,753,655 of which $5,795,795 adjusted against the Company’s retained earnings and $2,957,860 were adjusted against non-controlling interest.

A summary of the changes in equity for the six months ended December 31, 2018 is provided below:

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2018	11,708,469	$117,085	$126,479,147	$(1,205,024)	$(37,994,502)	$(221,000)	$-	$(24,386,071)	$14,146,417	76,936,052
Adjustment in retained earnings on adoption of ASC 606	-	-	-	-	(5,795,795)	-	-	-	(2,957,860)	(8,753,655)
Exercise of subsidiary common stock options	-	-	(6,629)	-	-	-	-	-	9,279	2,650
Common stock issued for:
Services	73,891	739	445,801	-	-	-	-	-	-	446,540
Equity component shown as current liability at
June 30, 2018	-	-	-	-	-	-	88,324	-	-	88,324
September 30, 2018	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(263,203)	(200,873)	(464,076)
Net income for the year	-	-	-	-	962,589	-	-	-	318,546	1,281,135
Balance at September 30, 2018	11,782,360	$117,824	$126,918,319	$(1,205,024)	$(42,827,708)	$(221,000)	$-	$(24,649,274)	$11,315,509	$69,448,646

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at September 30, 2018	11,782,360	$117,824	$126,918,319	$(1,205,024)	$(42,827,708)	$(221,000)	$-	$(24,649,274)	$11,315,509	69,448,646

Exercise of common stock options	10,000	100	64,900	-	-	-	-	-	-	65,000
Common stock issued for:
Services	67,950	679	415,519	-	-	-	-	-	-	416,198
Equity component shown as current liability at
September 30, 2018	-	-	-	-	-	-	88,324	-	-	88,324
December 31, 2018	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Dividend to non-controlling interest	-	-	-	-	-	-	-	-	(566,465)	(566,465)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(3,797,537)	(1,986,953)	(5,784,490)
Net income for the year	-	-	-	-	2,855,629	-	-	-	1,475,355	4,330,984
Balance at December 31, 2018	11,860,310	$118,603	$127,398,738	$(1,205,024)	$(39,972,079)	$(221,000)	$-	$(28,446,811)	$10,237,446	$67,909,873

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

A summary of the changes in equity for the six months ended December 31, 2017 is provided below:

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity

Balance at June 30, 2017	11,225,385	$112,254	$124,409,998	$(454,310)	$(42,301,390)	$(297,511)	$-	$(18,074,570)	$14,799,082	78,193,553
Exercise of common stock options	35,773	358	138,442	-	-	-	-	-	-	138,800
Common stock issued for:
Services	71,971	719	438,589	-	-	-	-	-	-	439,308
Purchase of treasury shares	-	-	-	(500,663)	-	-	-	-	-	(500,663)
Equity component shown as current liability at
June 30, 2017	-	-	-	-	-	-	88,324	-	-	88,324
September 30, 2017	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Payment received for stock subscription	-	-	-	-	-	23,585	-	-	-	23,585
Foreign currency translation adjustment	-	-	-	-	-	-	-	(588,579)	(237,165)	(825,744)
Net income (loss) for the year	-	-	-	-	(369,498)	-	-	-	188,233	(181,265)
Balance at September 30, 2017	11,333,129	$113,331	$124,987,029	$(954,973)	$(42,670,888)	$(273,926)	$-	$(18,663,149)	$14,750,150	$77,287,574

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity

Balance at September 30, 2017	11,333,129	$113,331	$124,987,029	$(954,973)	$(42,670,888)	$(273,926)	$-	$(18,663,149)	$14,750,150	77,287,574
Exercise of subsidiary common stock options	-	-	(16,600)	-	-	-	-	-	24,355	7,755
Common stock issued for:
Services	62,272	623	383,606	-	-	-	-	-	-	384,229
Purchase of treasury shares	-	-	-	(100,357)	-	-	-	-	-	(100,357)
Equity component shown as current liability at
September 30, 2017	-	-	-	-	-	-	88,324	-	-	88,324
December 31, 2017	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Dividend to non-controlling interest	-	-	-	-	-	-	-	-	(417,853)	(417,853)
Payment received for stock subscription	-	-	-	-	-	52,926	-	-	-	52,926
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,612,881)	(841,009)	(2,453,890)
Net income for the year	-	-	-	-	634,421	-	-	-	1,027,581	1,662,002
Balance at December 31, 2017	11,395,401	$113,954	$125,354,035	$(1,055,330)	$(42,036,467)	$(221,000)	$-	$(20,276,030)	$14,543,224	$76,422,386

NOTE 17 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:
	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2018	53,462	$6.50	0.61	$-
Granted	-	-
Exercised	(10,000)	$6.50
Expired / Cancelled	-	-
Outstanding and exercisable, December 31, 2018	43,462	$6.50	0.12	$-

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018.

OPTIONS:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$6.50	43,462	0.12	$6.50
Totals	43,462	0.12	$6.50

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2018	155,648	$6.07
Granted	112,276	$5.73
Vested	(141,841)	$6.08
Unvested, December 31, 2018	126,083	$5.86

For the three and six months ended December 31, 2018, the Company recorded compensation expense of $437,695 and $869,743, respectively. For the three and six months ended December 31, 2017, the Company recorded compensation expense of $405,721 and $833,530, respectively. The compensation expense related to the unvested stock grants as of December 31, 2018 was $704,420 which will be recognized during the fiscal years 2019 through 2022.

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

DECEMBER 31, 2018

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

The following table presents a summary of identifiable assets as of December 31, 2018 and June 30, 2018:

	As of December 31,	As of June 30,
	2018	2018
Identifiable assets:
Corporate headquarters	$2,782,114	$2,839,049
North America	5,412,976	5,764,042
Europe	8,274,548	7,242,080
Asia - Pacific	71,675,744	83,929,110
Consolidated	$88,145,382	$99,774,281

The following table presents a summary of investment under equity method as of December 31, 2018 and June 30, 2018:

	As of December 31,	As of June 30,
	2018	2018
Investment in WRLD3D:
Corporate headquarters	$767,284	$918,628
Asia - Pacific	1,921,721	2,298,534
Consolidated	$2,689,005	$3,217,162

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2018	2017	2018	2017
Revenues from unaffiliated customers:
North America	$977,450	$1,287,638	$1,820,535	$2,135,710
Europe	1,904,971	1,661,213	3,671,565	3,109,037
Asia - Pacific	13,750,460	9,942,720	27,153,855	18,464,352
	16,632,881	12,891,571	32,645,955	23,709,099
Revenue from affiliated customers
Europe	195,254	442,699	348,594	1,043,891
Asia - Pacific	174,492	1,112,165	404,623	2,512,221
	369,746	1,554,864	753,217	3,556,112
Consolidated	$17,002,627	$14,446,435	$33,399,172	$27,265,211

Intercompany revenue
Europe	$157,677	$139,228	$296,330	$241,703
Asia - Pacific	2,305,472	768,431	5,497,858	1,145,368
Eliminated	$2,463,149	$907,659	$5,794,188	$1,387,071

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,142,067)	$(1,258,717)	$(2,360,454)	$(2,296,641)
North America	(155,550)	65,194	(334,180)	(230,452)
Europe	231,845	180,655	405,933	280,045
Asia - Pacific	5,396,756	2,674,870	7,900,820	3,727,785
Consolidated	$4,330,984	$1,662,002	$5,612,119	$1,480,737

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months
	Ended December 31,
	2018	2017
Capital expenditures:
North America	$1,383	$-
Europe	217,401	123,335
Asia – Pacific	1,222,453	419,788
Consolidated	$1,441,237	$543,123

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at December 31, 2018

NetSol PK	33.80%	$7,967,841
NetSol-Innovation	49.90%	1,546,797
VLS, VLSH & VLSIL Combined	49.00%	722,821
NetSol Thai	0.006%	(13)
Total		$10,237,446

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2018

NetSol PK	33.79%	$11,873,029
NetSol-Innovation	49.90%	1,699,661
VLS, VLHS & VLSIL Combined	49.00%	573,742
NetSol Thai	0.006%	(15)
Total		$14,146,417

NetSol PK

During the six months ended December 31, 2018, employees of NetSol PK exercised 20,000 options of common stock and NetSol PK received cash of $2,650. Due to the exercise of options, the non-controlling interest increased from 33.79% to 33.80%. During the six months ended December 31, 2018, NetSol PK paid a cash dividend of $1,675,936.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and six months ended December 31, 2018. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2018, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website and on social media platforms linked to our corporate website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http://ir.netsoltech.com/governance-docs. The content of our websites is not intended to be incorporated by reference into this or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Highlights

Listed below are a few of NetSol’s major successes achieved in the six months ended December 31, 2018:

●	We signed a five-year contract with a tier-one auto captive finance company to implement our NFS Ascent™ platform in China. The five-year contract is valued at approximately $30 million which includes license, services, and maintenance.

●	We signed a multi-million-dollar contract with a major American multinational automaker to implement our NFS Ascent™ Retail Platform in China.

●	We signed a contract with a leading U.S. power sports finance provider to implement our cloud enabled legacy product (LeasePak) and digital platform (mAccount).

●	We signed an additional contract in the U.K. with a notable auto finance company for our LeaseSoft product with a total contract value of approximately $425K to be realized over three years.

●

We signed a SaaS contract with an automotive leasing company, who covers all of Canada for a key automotive brand, to provide access to the LeasePak Cloud product, and is expected to generate approximately $500K in revenues over the contract period.

●	We successfully implemented our NFS Ascent™ Contract Management System in South Africa for Daimler Financial Services.

●	We successfully kicked off the implementation process of our NFS Ascent™ Wholesale module in Japan for Daimler Financial Services.

●	We started a data migration project for an existing customer which is expected to generate approximately $500,000 over the next few months.

●	We further expanded our outreach in order to pave the way for NFS Ascent™ to effectively cater to the European market by establishing a new subsidiary and setting up an NFS Ascent™ focused office in London.

●	We further advanced our “Innovation Lab” initiative by dedicating additional resources to our teams in Pakistan and Thailand.

●	We received “First-Rate and Best-Selling Finance and Leasing Solution Provider” Award in China for the sixth consecutive year.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

Innovation in the auto sectors create opportunities for companies in that space:

●	Fast changing paradigms in auto sectors indicate encouraging revenue opportunities. An example is car generated data. According to a McKinsey & Company report “Monetizing Car Data” from Advanced Industries September 2016, data generated by, for example autonomous cars, vehicle connectivity and powertrain electrification present an overall revenue opportunity on a global scale of up to USD 450-750 Billion by 2030.

●	The new business models and ecosystems would be built on technological innovation using IoT, Big Data, and AI over a cryptographically secured decentralized network. According to IoT-now.com in a March 2018 article, amongst many opportunities, the use of these models allow automotive makers to update the vehicle’s firmware, enable premium features, diagnose performance reporting problems and scheduling repairs all through the cloud.

●

Financial services are using artificial intelligence to gather data in order to provide an underwriting platform, that gives banks, and other credit institutions such as auto finance companies more transparency while cutting losses. According to industry players, auto lenders using machine-learning underwriting cut losses by 23% annually and more accurately predicted risk. See “AI and the bottom line: 14 examples of artificial intelligence in finance” Builtin.com December 4, 2018.

Benefits of having operations in Pakistan:

●	The IT talent pool in Pakistan is growing with increased quality education and training in science and technology. These efforts are led by notable universities: The National University of Science and Technology (“NUST”), Lahore University of Management Sciences (“LUMS”), and the Foundation for Advancement of Science and Technology (“FAST”). NUST alone has 16,000 enrolled full-time students for undergraduates, post graduates and PHD programs.

●	In Pakistan, we benefit in the bidding process by offering high-quality programmers, engineers, and developers at a discount compared with U.S. companies.

●	China investment or CPEC (China Pakistan Economic Corridor) is approximately $62 billion from originally $46 billion in Pakistan on energy and infrastructure projects.

General business trends:

●

Volkswagen, the top foreign brand in China, plans to invest about 4 billion euros ($4.5 billion) in the country in 2019 together with partners. While U.S. carmaker, Ford, schedules its production on market demand and works closely with dealers to manage inventory, it does plan to bring five more vehicles for local production this year to further drive its growth in China (Bloomberg News, January 9, 2019).

●	The China Association of Automobile Manufacturers (CAAM) expects the market to be unchanged in 2019. While demand for gasoline cars wanes, rising sales of electric cars will probably help the overall market to avoid another slump, the association said in its outlook issued December 13, 2018 (Bloomberg News, January 9, 2019).

●	According to Statista research Pickup truck sales, in the US, continue to grow in 2019 to US$98.328 million which shows the market almost doubled since 2010 (Financialnewsmedia.com February 5, 2019).

●	Continued interest from Fortune 500 multinational auto captives and global companies in NFS Ascent™.

●	Continuing interest from existing clients in the NFS™ systems in emerging and developing markets.

Negative trends:

●	Continued Global terrorism and extremism threats in European countries.

●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	Trade negotiations uncertainty between the US and its key trading partners; the impact of Brexit, populism and political uncertainty in key vehicle producing countries and markets.

●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

●	Industry trend towards autonomous cars and its effect on the automotive industry.

●	Continued devaluation of the Pakistan Rupee.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2018 Compared to the Quarter Ended December 31, 2017

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended December 31, 2018 and 2017 as a percentage of revenues.

	For the Three Months Ended December 31,
	2018	%	2017	%
Net Revenues:
License fees	$4,817,569	28.3%	$235,932	1.6%
Maintenance fees	3,534,693	20.8%	3,568,448	24.7%
Services	8,237,334	48.4%	9,087,191	62.9%
License fees - related party	-	0.0%	217,105	1.5%
Maintenance fees - related party	127,030	0.7%	101,251	0.7%
Services - related party	286,001	1.7%	1,236,508	8.6%
Total net revenues	17,002,627	100.0%	14,446,435	100.0%

Cost of revenues:
Salaries and consultants	4,497,054	26.4%	5,362,092	37.1%
Travel	1,706,182	10.0%	287,901	2.0%
Depreciation and amortization	880,048	5.2%	1,168,103	8.1%
Other	1,060,772	6.2%	939,986	6.5%
Total cost of revenues	8,144,056	47.9%	7,758,082	53.7%

Gross profit	8,858,571	52.1%	6,688,353	46.3%
Operating expenses:
Selling and marketing	2,048,303	12.0%	1,932,140	13.4%
Depreciation and amortization	193,779	1.1%	222,785	1.5%
General and administrative	4,002,059	23.5%	4,026,706	27.9%
Research and development cost	424,652	2.5%	189,891	1.3%
Total operating expenses	6,668,793	39.2%	6,371,522	44.1%

Income from operations	2,189,778	12.9%	316,831	2.2%
Other income and (expenses)
Loss on sale of assets	(3,504)	0.0%	(8,939)	-0.1%
Interest expense	(63,804)	-0.4%	(109,675)	-0.8%
Interest income	230,421	1.4%	115,570	0.8%
Gain on foreign currency exchange transactions	2,536,755	14.9%	1,737,967	12.0%
Share of net loss from equity investment	(298,293)	-1.8%	(203,336)	-1.4%
Other income	4,503	0.0%	14,511	0.1%
Total other income (expenses)	2,406,078	14.2%	1,546,098	10.7%

Net income before income taxes	4,595,856	27.0%	1,862,929	12.9%
Income tax provision	(264,872)	-1.6%	(200,927)	-1.4%
Net income	4,330,984	25.5%	1,662,002	11.5%
Non-controlling interest	(1,475,355)	-8.7%	(1,027,581)	-7.1%
Net income attributable to NetSol	$2,855,629	16.8%	$634,421	4.4%

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

						Favorable
					Favorable	(Unfavorable)	Total
	For the Three Months				(Unfavorable) Change in	Change due to	Favorable (Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2018	%	2017	%	Currency	Fluctuation	Reported

Net Revenues:	17,002,627	100.0%	14,446,435	100.0%	5,515,529	(2,959,337)	2,556,192

Cost of revenues:	8,144,056	47.9%	7,758,082	53.7%	(2,074,836)	1,688,862	(385,974)

Gross profit	8,858,571	52.1%	6,688,353	46.3%	3,440,693	(1,270,475)	2,170,218

Operating expenses:	6,668,793	39.2%	6,371,522	44.1%	(1,229,169)	931,898	(297,271)

Income (loss) from operations	2,189,778	12.9%	316,831	2.2%	2,211,524	(338,577)	1,872,947

Net revenues for the quarter ended December 31, 2018 and 2017 are broken out among the segments as follows:

	2018		2017
	Revenue	%	Revenue	%
North America	$977,450	5.7%	$1,287,638	8.9%
Europe	2,100,225	12.4%	2,103,912	14.6%
Asia-Pacific	13,924,952	81.9%	11,054,885	76.5%
Total	$17,002,627	100.0%	$14,446,435	100.0%

Revenues

License fees

License fees for the three months ended December 31, 2018 were $4,817,569 compared to $235,932 for the three months ended December 31, 2017 reflecting an increase of $4,581,637 with a change in constant currency of $5,489,968. The increase in license revenue for the three months ended December 31, 2018 compared to 2017 is primarily due to the license revenue recognized with the five-year contract that was signed with a tier-one auto captive finance company to implement our NFS AscentTM platform in China and the license revenue recognized with the contract signed with a major American multinational automaker to implement our NFA AscentTM Retail Platform in China.

License fees – related party

License fees from related party for the three months ended December 31, 2018 were $Nil compared to $217,105 for the three months ended December 31, 2017 reflecting a decrease of $217,105 with a change in constant currency of $217,105.

Maintenance fees

Maintenance fees for the three months ended December 31, 2018 were $3,534,693 compared to $3,568,448 for the three months ended December 31, 2017 reflecting a slight decrease of $33,755 with an increase in constant currency of $527,950. Maintenance fees begin once a customer has “gone live” with our product. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the three months ended December 31, 2018 were $127,030 compared to $101,251 for the three months ended December 31, 2017 reflecting a slight increase of $25,779 with a change in constant currency of $30,860.

Services

Services income for the three months ended December 31, 2018 was $8,237,334 compared to $9,087,191 for the three months ended December 31, 2017 reflecting a decrease of $849,857 with an increase in constant currency of $562,459. The services revenue increased on a constant currency basis due to the new NFS Ascent implementations. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended December 31, 2018 was $286,001 compared to $1,236,508 for the three months ended December 31, 2017 reflecting a decrease of $950,507 with a change in constant currency of $900,271. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $796,757 and $140,916 in service revenue related to services performed for WRLD3D.

Gross Profit

The gross profit was $8,858,571, for the three months ended December 31, 2018 as compared with $6,688,353 for the three months ended December 31, 2017. This is an increase of $2,170,218 with a change in constant currency of $3,440,693. The gross profit percentage for the three months ended December 31, 2018 also increased to 52.1% from 46.3% for the three months ended December 31, 2017. The cost of sales was $8,144,056 for the three months ended December 31, 2018 compared to $7,758,082 for the three months ended December 31, 2017 for an increase of $385,974 and on a constant currency basis an increase of $2,074,836. As a percentage of sales, cost of sales decreased from 53.7% for the three months ended December 31, 2017 to 47.9% for the three months ended December 31, 2018.

Salaries and consultant fees decreased by $865,038 from $5,362,092 for the three months ended December 31, 2017 to $4,497,054 for the three months ended December 31, 2018 and on a constant currency basis increased $7,121. As a percentage of sales, salaries and consultant expense decreased from 37.12% for the three months ended December 31, 2017 to 26.5% for the three months ended December 31, 2018.

Depreciation and amortization expense decreased to $880,048 compared to $1,168,103 for the three months ended December 31, 2017 or a decrease of $288,055 and on a constant currency basis a decrease of $59,302. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $6,668,793 for the three months ended December 31, 2018 compared to $6,371,522, for the three months ended December 31, 2017 for an increase of 4.7% or $297,271 and on a constant currency basis an increase of 19.3% or $1,229,169. As a percentage of sales, it decreased from 44.1% to 39.2%. The increase in operating expenses was primarily due to increases in salaries and wages, research and development and professional services offset by decrease in selling and marketing expenses, depreciation, and general and administrative expenses.

Selling and marketing expenses increased $116,163 or 6.0% and on a constant currency basis an increased $428,902 or 22.2%. The increase in selling and marketing expenses is due to commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $4,002,059 for the three months ended December 31, 2018 compared to $4,026,706 at December 31, 2017 or a decrease of $24,647 or 0.6% and on a constant currency basis an increase of $487,386 or 12.1%. During the three months ended December 31, 2018, salaries increased by approximately $236,514 or $475,277 on a constant currency basis due to annual raises, bonus and share grants, an increase in professional services of approximately $58,821 or $71,379 on a constant currency basis, offset by a decrease in other general and administrative expenses of approximately $319,982 or $59,270 on constant currency bases.

Income from Operations

Income from operations was $2,189,778 for the three months ended December 31, 2018 compared to $316,831 for the three months ended December 31, 2017. This represents an increase of $1,872,947 with an increase of $2,211,524 on a constant currency basis for the three months ended December 31, 2018 compared with the three months ended December 31, 2017. As a percentage of sales, income from operations was 12.9% for the three months ended December 31, 2018 compared to 2.2% for the three months ended December 31, 2017.

Other Income and Expense

Other income was $2,406,078 for the three months ended December 31, 2018 compared with $1,546,098 for the three months ended December 31, 2017. This represents an increase of $859,980 with an increase of $1,551,721 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended December 31, 2018, we recognized a gain of $2,536,755 in foreign currency exchange transactions compared to $1,737,967 for the three months ended December 31, 207. During the three months ended December 31, 2018, the value of the U.S. dollar and the Euro increased 12.7% and 11.2%, respectively, compared to the PKR. During the three months ended December 31, 2017, the value of the U.S. dollar and the Euro increased 4.3% and 5.8%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended December 31, 2018 and 2017, the net income attributable to non-controlling interest was $1,475,355 and $1,072,581, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK offset by a decrease in net income of NetSol Innovation.

Net Income attributable to NetSol

Net income was $2,855,629 for the three months ended December 31, 2018 compared a $634,421 for the three months ended December 31, 2017. This is an increase of $2,221,208 with an increase of $2,830,214 on a constant currency basis, compared to the prior year. For the three months ended December 31, 2018, net income per share was $0.25 for basic and diluted shares, respectively, compared to $0.06 for basic and diluted shares for the three months ended December 31, 2017.

Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2018 and 2017 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2018	%	2017	%
Net Revenues:
License fees	$10,773,682	32.3%	$561,998	2.1%
Maintenance fees	7,173,020	21.5%	7,042,173	25.8%
Services	14,655,968	43.9%	16,104,928	59.1%
License fees - related party	-	0.0%	261,513	1.0%
Maintenance fees - related party	228,379	0.7%	204,214	0.7%
Services - related party	568,123	1.7%	3,090,385	11.3%
Total net revenues	33,399,172	100.0%	27,265,211	100.0%

Cost of revenues:
Salaries and consultants	9,517,616	28.5%	10,826,252	39.7%
Travel	2,858,179	8.6%	801,013	2.9%
Depreciation and amortization	1,817,652	5.4%	2,341,216	8.6%
Other	2,109,096	6.3%	1,796,568	6.6%
Total cost of revenues	16,302,543	48.8%	15,765,049	57.8%

Gross profit	17,096,629	51.2%	11,500,162	42.2%
Operating expenses:
Selling and marketing	3,749,629	11.2%	3,643,436	13.4%
Depreciation and amortization	406,011	1.2%	468,658	1.7%
General and administrative	8,408,779	25.2%	7,814,264	28.7%
Research and development cost	742,807	2.2%	374,976	1.4%
Total operating expenses	13,307,226	39.8%	12,301,334	45.1%

Income (loss) from operations	3,789,403	11.3%	(801,172)	-2.9%
Other income and (expenses)
Gain (loss) on sale of assets	48,790	0.1%	(16,069)	-0.1%
Interest expense	(163,238)	-0.5%	(227,746)	-0.8%
Interest income	479,385	1.4%	252,481	0.9%
Gain on foreign currency exchange transactions	2,547,667	7.6%	2,754,329	10.1%
Share of net loss from equity investment	(597,984)	-1.8%	(270,898)	-1.0%
Other income	9,882	0.0%	15,610	0.1%
Total other income (expenses)	2,324,502	7.0%	2,507,707	9.2%

Net income before income taxes	6,113,905	18.3%	1,706,535	6.3%
Income tax provision	(501,786)	-1.5%	(225,798)	-0.8%
Net income	5,612,119	16.8%	1,480,737	5.4%
Non-controlling interest	(1,793,901)	-5.4%	(1,215,814)	-4.5%
Net income attributable to NetSol	$3,818,218	11.4%	$264,923	1.0%

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

						Favorable
					Favorable	(Unfavorable)	Total
	For the Year				(Unfavorable) Change in	Change due to	Favorable (Unfavorable)
	Ended June 30,				Constant	Currency	Change as
	2018	%	2017	%	Currency	Fluctuation	Reported

Net Revenues:	33,399,172	100.0%	27,265,211	100.0%	10,998,634	(4,864,673)	6,133,961

Cost of revenues:	16,302,543	48.8%	15,765,049	57.8%	(3,372,281)	2,834,787	(537,494)

Gross profit	17,096,629	51.2%	11,500,162	42.2%	7,626,353	(2,029,886)	5,596,467

Operating expenses:	13,307,226	39.8%	12,301,334	45.1%	(2,644,718)	1,638,826	(1,005,892)

Income (loss) from operations	3,789,403	11.3%	(801,172)	-2.9%	4,981,635	(391,060)	4,590,575

Net revenues for the six months ended December 31, 2018 and 2017 are broken out among the segments as follows:

	2018		2017
	Revenue	%	Revenue	%

North America	$1,820,535	5.5%	$2,135,710	7.8%
Europe	4,020,159	12.0%	4,152,928	15.2%
Asia-Pacific	27,558,478	82.5%	20,976,573	76.9%
Total	$33,399,172	100.0%	$27,265,211	100.0%

Revenues

License fees

License fees for the six months ended December 31, 2018 were $10,773,682 compared to $561,998 for the six months ended December 31, 2017 reflecting an increase of $10,211,684 with a change in constant currency of $11,829,362. The increase in license revenue for the fiscal six months ended December 31, 2018 compared to 2017 is primarily due to the license revenue recognized with the five-year contract that was signed with a tier-one auto captive finance company to implement our NFS AscentTM platform in China and the license revenue recognized with the contract signed with a major American multinational automaker to implement our NFA AscentTM Retail Platform in China.

License fees – related party

License fees from related party for the six months ended December 31, 2018 were $nil compared to $261,513 for the six months ended December 31, 2017 reflecting a decrease of $261,513 with a change in constant currency of $261,513.

Maintenance fees

Maintenance fees for the six months ended December 31, 2018 were $7,173,020 compared to $7,042,173 for the six months ended December 31, 2017 reflecting an increase of $130,847 with a change in constant currency of $1,000,914. Maintenance fees begin once a customer has “gone live” with our product. The decrease was due to some customers not renewing their maintenance agreements. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the six months ended December 31, 2018 were $228,379 compared to $204,214 for the six months ended December 31, 2017 reflecting an increase of $24,165 with a change in constant currency of $30,580. The increase was due to the fluctuation in usage of active users.

Services

Services income for the six months ended December 31, 2018 was $14,655,968 compared to $16,104,928 for the six months ended December 31, 2017 reflecting a decrease of $1,448,960 with an increase in constant currency of $828,074. The services revenue increase on a constant currency basis was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the six months ended December 31, 2018 was $568,123 compared to $3,090,385 for the six months ended December 31, 2017 reflecting a decrease of $2,522,262 with a change in constant currency of $2,459,451. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $1,861,227, approximately $246,371 in service revenue related to services performed for WRLD3D and approximately $414,664 in service revenue related to services performed for Investec.

Gross Profit

The gross profit was $17,096,629, for the six months ended December 31, 2018 as compared with $11,500,162 for the six months ended December 31, 2017. This is an increase of $5,596,467 with a change in constant currency of $7,626,353. The gross profit percentage for the six months ended December 31, 2018 increased to 51.2% from 42.2% for the six months ended December 31, 2017. The cost of sales was $16,302,543 for the six months ended December 31, 2018 compared to $15,765,049 for the six months ended December 31, 2017 for an increase of $537,494 and on a constant currency basis an increase of $3,372,281. As a percentage of sales, cost of sales decreased from 57.8% for the six months ended December 31, 2017 to 48.81% for the six months ended December 31, 2018.

Salaries and consultant fees decreased by $1,308,636 from $10,826,252 for the six months ended December 31, 2017 to $9,517,616 for the six months ended December 31, 2018 and on a constant currency basis decreased $241,302. The decrease in salaries and consultant fees is due to the right sizing of technical employees at key locations including Pakistan, Thailand, China, UK and North America. As a percentage of sales, salaries and consultant expense decreased from 39.7% for the six months ended December 31, 2017 to 28.5% for the six months ended December 31, 2018.

Depreciation and amortization expense decreased to $1,817,652 compared to $2,341,216 for the six months ended December 31, 2017 or a decrease of $523,564 and on a constant currency basis a decrease of $130,768. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $13,307,226 for the six months ended December 31, 2018 compared to $12,301,334, for the six months ended December 31, 2017 for an increase of 8.2% or $1,005,892 and on a constant currency basis an increase of 21.5% or $2,644,718. As a percentage of sales, it decreased from 45.1% to 39.8%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages and professional services.

Selling and marketing expenses increased by $106,193 or 2.9% and on a constant currency basis an increase of $596,606 or 16.4%. The increase in selling and marketing expenses is due to commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $8,408,779 for the six months ended December 31, 2018 compared to $7,814,264 at December 31, 2017 or an increase of $594,515 or 7.6% and on a constant currency basis an increase of $1,567,780 or 20.1%. During the six months ended December 31, 2018, salaries increased by approximately $844,112 or $1,295,223 on a constant currency basis due to annual raises, share grants and professional services of approximately $45,424 or $65,537 on constant currency bases, offset by a decrease in other general and administrative expenses of approximately $295,021 or increase of $207,020 on a constant currency basis.

Income (loss) from Operations

Income from operations was $3,789,403 for the six months ended December 31, 2018 compared to a loss from operations of $801,172 for the six months ended December 31, 2017. This represents an increase of $4,590,575 with an increase of $4,981,635 on a constant currency basis for the six months ended December 31, 2018 compared with the six months ended December 31, 2017. As a percentage of sales, income from operations was 11.4% for the six months ended December 31, 2018 compared to a net loss from operations of 2.9% for the six months ended December 31, 2017.

Other Income and Expense

Other income was $2,324,502 for the six months ended December 31, 2018 compared with $2,507,707 for the six months ended December 31, 2017. This represents a decrease of $183,205 with an increase of $547,413 on a constant currency basis. The change on a constant currency basis is primarily due to an increase in the foreign currency exchange transactions of $469,768.

Non-controlling Interest

For the six months ended December 31, 2018 and 2017, the net income attributable to non-controlling interest was $1,793,901 and $1,215,814, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK offset by a decrease in net income of NetSol Innovation.

Net Income attributable to NetSol

Net income was $3,818,218 for the six months ended December 31, 2018 compared to $264,923 for the six months ended December 31, 2017. This is an increase of $3,553,295 with an increase of $4,157,423 on a constant currency basis, compared to the prior year. For the six months ended December 31, 2018, net income per share was $0.33 for basic and diluted shares compared $0.02 for basic and diluted shares for the six months ended December 31, 2017.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and six months ended December 31, 2018 and 2017 are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Net Income (loss) before preferred dividend, per GAAP	$2,855,629	$634,421	$3,818,218	$264,923
Non-controlling interest	1,475,355	1,027,581	1,793,901	1,215,814
Income taxes	264,872	200,927	501,786	225,798
Depreciation and amortization	1,073,827	1,390,888	2,223,663	2,809,874
Interest expense	63,804	109,675	163,238	227,746
Interest (income)	(230,421)	(115,570)	(479,385)	(252,481)
EBITDA	$5,503,066	$3,247,922	$8,021,421	$4,491,674
Add back:
Non-cash stock-based compensation	437,695	405,721	869,743	833,530
Adjusted EBITDA, gross	$5,940,761	$3,653,643	$8,891,164	$5,325,204
Less non-controlling interest (a)	(1,887,861)	(1,562,303)	(2,640,530)	(2,264,167)
Adjusted EBITDA, net	$4,052,900	$2,091,340	$6,250,634	$3,061,037

Weighted Average number of shares outstanding
Basic	11,586,507	11,159,075	11,542,877	11,115,346
Diluted	11,592,193	11,171,543	11,548,563	11,127,814

Basic adjusted EBITDA	$0.35	$0.19	$0.54	$0.28
Diluted adjusted EBITDA	$0.35	$0.19	$0.54	$0.28

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$1,475,355	$1,027,581	$1,793,901	$1,215,814
Income Taxes	70,821	29,945	141,364	40,423
Depreciation and amortization	338,278	465,138	704,132	932,320
Interest expense	20,219	34,463	52,909	73,535
Interest (income)	(54,247)	(36,918)	(121,115)	(82,075)
EBITDA	$1,850,426	$1,520,209	$2,571,191	$2,180,017
Add back:
Non-cash stock-based compensation	37,435	42,094	69,339	84,150
Adjusted EBITDA of non-controlling interest	$1,887,861	$1,562,303	$2,640,530	$2,264,167

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $20,320,804 at December 31, 2018, compared to $22,088,853 at June 30, 2018.

Net cash provided by operating activities was $3,154,647 for the six months ended December 31, 2018 compared to $2,054,989 used in operating activities for the six months ended December 31, 2017. At December 31, 2018, we had current assets of $52,261,788 and current liabilities of $19,890,036. We had accounts receivable of $10,796,586 at December 31, 2018 compared to $16,149,733 at June 30, 2018. We had revenues in excess of billings of $13,894,977 at December 31, 2018 compared to $15,492,447 at June 30, 2018 of which $Nil and $1,206,669 is shown as long term as of December 31, 2018 and June 30, 2018, respectively. The long-term portion was discounted by $238,576 at June 30, 2018, using the discounted cash flow method with interest rates ranging from 3.87% to 4.43% which was NetSol PK’s weighted average borrowing rate.

During the six months ended December 31, 2018, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $6,950,617 from $31,642,180 at June 30, 2018 to $24,691,563 at December 31, 2018. The decrease is primarily due to the adjustments made upon adopting the new revenue standard ASC 606. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,468,984 and $7,627,426, respectively at December 31, 2018. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,873,809 and $8,595,919, respectively at June 30, 2018.

The average days sales outstanding for the six months ended December 31, 2018 and 2017 were 155 and 260 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $1,954,592 for the six months ended December 31, 2018, compared to $899,882 for the six months ended December 31, 2017. We had purchases of property and equipment of $1,441,237 compared to $543,123 for the six months ended December 31, 2017. For the six months ended December 31, 2018 and 2017, we invested $1,033,000 and $500,000, respectively, in a short-term convertible note receivable from WRLD3D.

Net cash used in financing activities was $405,602 for the six months ended December 31, 2018, compared to $449,164 for the six months ended December 31, 2017. The six months ended December 31, 2018 included the cash inflow of $65,000 from the exercising of stock options compared to $215,311 for the same period last year. During the six months ended December 31, 2018, we purchased zero shares of our common stock from the open market compared to 139,275 shares of common stock for $601,020 for the same period last year. The six months ended December 31, 2018 included the cash inflow of $382,240 from bank proceeds compared to $708,457 for the same period last year. During the six months ended December 31, 2018, we had net payments for bank loans and capital leases of $289,027 compared to $361,814 for the six months ended December 31, 2017. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2018, we had approximately $20.3 million of cash, cash equivalents and marketable securities of which approximately $19.0 million is held by our foreign subsidiaries. As of June 30, 2018, we had approximately $22.1 million of cash, cash equivalents and marketable securities of which approximately $20.9 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($379,747) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($3,586,801) and a running finance facility of Rupees 75 million ($538,020) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 350 million ($2,510,760) and a running finance facility of Rs. 150 million ($1,076,040) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Core Revenue

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2018. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of December 31, 2018, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2018, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

NETSOL TECHNOLOGIES, INC.

Date:	February 13, 2019	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 13, 2019	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer