Form 10-Q
period 2019-03-31
NETSOL TECHNOLOGIES INC
filed 2019-05-14
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Yes [  ] No [X]

The issuer had 11,673,203 outstanding shares of its $.01 par value Common Stock and no Preferred Stock issued and outstanding as of May 10, 2019.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of March 31, 2019	As of June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$17,014,590	$22,088,853
Accounts receivable, net of allowance of $373,329 and $610,061	15,971,676	12,775,461
Accounts receivable, net - related party	3,012,133	3,374,272
Revenues in excess of billings	13,381,205	14,285,778
Revenues in excess of billings - related party	61,822	-
Convertible note receivable - related party	3,250,000	2,123,500
Other current assets	3,593,057	2,703,032
Total current assets	56,284,483	57,350,896
Revenues in excess of billings, net - long term	-	1,206,669
Property and equipment, net	14,374,262	16,165,491
Long term investment	2,501,299	3,217,162
Other assets	23,994	70,299
Intangible assets, net	9,042,726	12,247,196
Goodwill	9,516,568	9,516,568
Total assets	$91,743,332	$99,774,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,881,435	$7,873,809
Current portion of loans and obligations under capitalized leases	8,111,332	8,595,919
Unearned revenues	6,241,741	5,949,581
Common stock to be issued	88,324	88,324
Total current liabilities	21,322,832	22,507,633
Loans and obligations under capitalized leases; less current maturities	716,563	330,596
Total liabilities	22,039,395	22,838,229
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,879,056 shares issued and 11,673,203 outstanding as of March 31, 2019 and 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018	118,791	117,085
Additional paid-in-capital	127,551,606	126,479,147
Treasury stock (At cost, 205,853 shares and 205,853 shares as of March 31, 2019 and June 30, 2018, respectively)	(1,205,024)	(1,205,024)
Accumulated deficit	(38,704,519)	(37,994,502)
Stock subscription receivable	(221,000)	(221,000)
Other comprehensive loss	(28,474,832)	(24,386,071)
Total NetSol stockholders’ equity	59,065,022	62,789,635
Non-controlling interest	10,638,915	14,146,417
Total stockholders’ equity	69,703,937	76,936,052
Total liabilities and stockholders’ equity	$91,743,332	$99,774,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Net Revenues:
License fees	$2,536,320	$2,648,870	$13,310,002	$3,210,868
Maintenance fees	3,562,412	3,659,998	10,735,432	10,702,171
Services	10,519,219	9,345,210	25,175,187	25,450,138
License fees - related party	-	-	-	261,513
Maintenance fees - related party	142,344	105,325	370,723	309,539
Services - related party	366,760	1,284,417	934,883	4,374,802
Total net revenues	17,127,055	17,043,820	50,526,227	44,309,031

Cost of revenues:
Salaries and consultants	4,833,611	5,418,067	14,351,227	16,244,319
Travel	1,793,964	425,060	4,652,143	1,226,073
Depreciation and amortization	874,654	1,127,077	2,692,306	3,468,293
Other	1,067,506	880,897	3,176,602	2,677,465
Total cost of revenues	8,569,735	7,851,101	24,872,278	23,616,150

Gross profit	8,557,320	9,192,719	25,653,949	20,692,881

Operating expenses:
Selling and marketing	1,864,990	1,962,402	5,614,619	5,605,838
Depreciation and amortization	252,442	231,308	658,453	699,966
General and administrative	3,833,209	4,048,271	12,241,988	11,862,535
Research and development cost	513,770	197,643	1,256,577	572,619
Total operating expenses	6,464,411	6,439,624	19,771,637	18,740,958

Income (loss) from operations	2,092,909	2,753,095	5,882,312	1,951,923

Other income and (expenses)
Gain (loss) on sale of assets	16,380	40,537	65,170	24,468
Interest expense	(70,447)	(102,522)	(233,685)	(330,268)
Interest income	201,084	142,356	680,469	394,837
Gain on foreign currency exchange transactions	47,218	2,550,394	2,594,885	5,304,723
Share of net loss from equity investment	(245,389)	(263,678)	(843,373)	(534,576)
Other income	3,116	314	12,998	15,924
Total other income (expenses)	(48,038)	2,367,401	2,276,464	4,875,108

Net income before income taxes	2,044,871	5,120,496	8,158,776	6,827,031
Income tax provision	(275,476)	(261,182)	(777,262)	(486,980)
Net income	1,769,395	4,859,314	7,381,514	6,340,051
Non-controlling interest	(501,835)	(1,994,869)	(2,295,736)	(3,210,683)
Net income attributable to NetSol	$1,267,560	$2,864,445	$5,085,778	$3,129,368

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.11	$0.26	$0.44	$0.28
Diluted	$0.11	$0.25	$0.44	$0.28

Weighted average number of shares outstanding
Basic	11,656,098	11,190,048	11,580,066	11,118,529
Diluted	11,691,342	11,268,842	11,615,310	11,152,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Net income	$1,267,560	$2,864,445	$5,085,778	$3,129,368
Other comprehensive income (loss):
Translation adjustment	(128,387)	(2,673,422)	(6,376,953)	(5,953,056)
Translation adjustment attributable to non-controlling interest	100,366	944,207	2,288,192	2,022,381
Net translation adjustment	(28,021)	(1,729,215)	(4,088,761)	(3,930,675)
Comprehensive loss attributable to NetSol	$1,239,539	$1,135,230	$997,017	$(801,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$7,381,514	$6,340,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,350,759	4,168,259
Share of net loss from investment under equity method	843,373	534,576
Gain on sale of assets	(65,170)	(24,468)
Stock based compensation	980,682	1,281,763
Fair market value of stock options	43,612	-
Changes in operating assets and liabilities:
Accounts receivable	(4,249,540)	(17,848,921)
Accounts receivable - related party	(461,435)	(2,634,063)
Revenues in excess of billing	(6,862,451)	5,904,161
Revenues in excess of billing - related party	(97,359)	(85,743)
Other current assets	(1,189,909)	(796,126)
Accounts payable and accrued expenses	(540,615)	1,139,509
Unearned revenue	611,157	4,273,007
Net cash provided by (used in) operating activities	(255,382)	2,252,005

Cash flows from investing activities:
Purchases of property and equipment	(2,590,302)	(1,107,732)
Sales of property and equipment	1,005,214	348,762
Convertible note receivable - related party	(1,126,500)	(550,000)
Investment in WRLD3D	-	(50,000)
Purchase of subsidiary shares from open market	-	(33,987)
Net cash used in investing activities	(2,711,588)	(1,392,957)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	85,000	215,311
Proceeds from exercise of subsidiary options	2,650	10,349
Restricted cash	-	90,000
Purchase of treasury stock	-	(750,714)
Dividend paid by subsidiary to non-controlling interest	(566,465)	(417,853)
Proceeds from bank loans	1,337,092	696,936
Payments on capital lease obligations and loans - net	(298,610)	(961,901)
Net cash provided by (used in) financing activities	559,667	(1,117,872)
Effect of exchange rate changes	(2,666,960)	(1,202,147)
Net decrease in cash and cash equivalents	(5,074,263)	(1,460,971)
Cash and cash equivalents at beginning of the period	22,088,853	14,172,954
Cash and cash equivalents at end of period	$17,014,590	$12,711,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$256,528	$300,688
Taxes	$673,712	$388,549

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in WRLD3D	$-	$601,869
Assets acquired under capital lease	$66,256	$304,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of March 31, 2019, and June 30, 2018, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $15,525,141 and $20,933,224, respectively. The Company has not experienced any losses in such accounts.

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

The Company does not have any financial assets that are measured at fair value on a recurring basis as of March 31, 2019.

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2018, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,206,669	$1,206,669
Total	$-	$-	$1,206,669	$1,206,669

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The reconciliation from June 30, 2018 to March 31, 2019 is as follows:

	Revenues in excess of billing - long term	Fair value discount	Total
Balance at June 30, 2018	$1,445,245	$(238,576)	$1,206,669
Effect of ASC 606 adoption	(1,445,245)	238,576	(1,206,669)
Balance at March 31, 2019	$-	$-	$-

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

MARCH 31, 2019

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

MARCH 31, 2019

(UNAUDITED)

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standards adopted by the Company on the first day of fiscal 2019:

	As of June 30, 2018	Topic 606 Adjustments	As of July 1,2018
ASSETS
Current assets:
Cash and cash equivalents	$22,088,853		$22,088,853
Accounts receivable, net of allowance of $610,061 and $571,511	12,775,461		12,775,461
Accounts receivable, net - related party	3,374,272		3,374,272
Revenues in excess of billings	14,285,778	(7,328,812)	6,956,966
Convertible note receivable - related party	2,123,500		2,123,500
Other current assets	2,703,032		2,703,032
Total current assets	57,350,896	(7,328,812)	50,022,084
Revenues in excess of billings, net - long term	1,206,669	(1,206,669)	-
Property and equipment, net	16,165,491		16,165,491
Long term investment	3,217,162		3,217,162
Other assets	70,299		70,299
Intangible assets, net	12,247,196		12,247,196
Goodwill	9,516,568		9,516,568
Total assets	$99,774,281	$(8,535,481)	$91,238,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,873,809		$7,873,809
Current portion of loans and obligations under capitalized leases	8,595,919		8,595,919
Unearned revenues	5,949,581	218,174	6,167,755
Common stock to be issued	88,324		88,324
Total current liabilities	22,507,633	218,174	22,725,807
Loans and obligations under capitalized leases; less current maturities	330,596		330,596
Total liabilities	22,838,229	218,174	23,056,403
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018 and 11,225,385 shares issued and 11,190,606 outstanding as of June 30, 2017	117,085		117,085
Additional paid-in-capital	126,479,147		126,479,147
Treasury stock (At cost, 205,853 shares and 34,779 shares as of June 30, 2018 and June 30, 2017, respectively)	(1,205,024)		(1,205,024)
Accumulated deficit	(37,994,502)	(5,795,795)	(43,790,297)
Stock subscription receivable	(221,000)		(221,000)
Other comprehensive loss	(24,386,071)		(24,386,071)
Total NetSol stockholders’ equity	62,789,635	(5,795,795)	56,993,840
Non-controlling interest	14,146,417	(2,957,860)	11,188,557
Total stockholders’ equity	76,936,052	(8,753,655)	68,182,397
Total liabilities and stockholders’ equity	$99,774,281	$(8,535,481)	$91,238,800

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standards adopted by the Company as of March 31, 2019:

	As reported under Topic 606		Balances under Prior GAAP
	March 31, 2019	Adjustments	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17,014,590		$17,014,590
Accounts receivable, net of allowance of $373,329 and $610,061	15,971,676		15,971,676
Accounts receivable, net - related party	3,012,133		3,012,133
Revenues in excess of billings	13,381,205	7,964,871	21,346,076
Revenues in excess of billings - related party	61,822		61,822
Convertible note receivable - related party	3,250,000		3,250,000
Other current assets	3,593,057		3,593,057
Total current assets	56,284,483	7,964,871	64,249,354
Revenues in excess of billings, net - long term	-	1,370,111	1,370,111
Property and equipment, net	14,374,262		14,374,262
Long term investment	2,501,299		2,501,299
Other assets	23,994		23,994
Intangible assets, net	9,042,726		9,042,726
Goodwill	9,516,568		9,516,568
Total assets	$91,743,332	$9,334,982	$101,078,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,881,435		$6,881,435
Current portion of loans and obligations under capitalized leases	8,111,332		8,111,332
Unearned revenues	6,241,741	(1,013,469)	5,228,272
Common stock to be issued	88,324		88,324
Total current liabilities	21,322,832	(1,013,469)	20,309,363
Loans and obligations under capitalized leases; less current maturities	716,563		716,563
Total liabilities	22,039,395	(1,013,469)	21,025,926
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,879,056 shares issued and 11,673,203 outstanding as of March 31, 2019 and 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018	118,791		118,791
Additional paid-in-capital	127,551,606		127,551,606
Treasury stock (At cost, 205,853 shares and 205,853 shares as of March 31, 2019 and June 30, 2018, respectively)	(1,205,024)		(1,205,024)
Accumulated deficit	(38,704,519)	6,851,550	(31,852,969)
Stock subscription receivable	(221,000)		(221,000)
Other comprehensive loss	(28,474,832)		(28,474,832)
Total NetSol stockholders’ equity	59,065,022	6,851,550	65,916,572
Non-controlling interest	10,638,915	3,496,901	14,135,816
Total stockholders’ equity	69,703,937	10,348,451	80,052,388
Total liabilities and stockholders’ equity	$91,743,332	$9,334,982	$101,078,314

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following table summarizes the effects of adopting Topic 606 on the Company’s Condensed Consolidated Statement of Income for the three and nine months ended March 31, 2019:

	For the Three Months Ended March 31, 2019			For the Nine Months Ended March 31, 2019
	As reported under Topic 606	Adjustments	Under prior GAAP	As reported under Topic 606	Adjustments	Under prior GAAP

Net Revenues:
License fees	$2,536,320	$175,507	$2,711,827	$13,310,002	$175,507	$13,485,509
Maintenance fees	3,562,412	232,110	3,794,522	10,735,432	589,466	11,324,898
Services	10,519,219		10,519,219	25,175,187	-	25,175,187
Maintenance fees - related party	142,344		142,344	370,723	-	370,723
Services - related party	366,760		366,760	934,883	-	934,883
Total net revenues	17,127,055	407,617	17,534,672	50,526,227	764,973	51,291,200

Cost of revenues:
Salaries and consultants	4,833,611		4,833,611	14,351,227	-	14,351,227
Travel	1,793,964		1,793,964	4,652,143	-	4,652,143
Depreciation and amortization	874,654		874,654	2,692,306	-	2,692,306
Other	1,067,506		1,067,506	3,176,602	-	3,176,602
Total cost of revenues	8,569,735	-	8,569,735	24,872,278	-	24,872,278

Gross profit	8,557,320	407,617	8,964,937	25,653,949	764,973	26,418,922

Operating expenses:
Selling and marketing	1,864,990		1,864,990	5,614,619	-	5,614,619
Depreciation and amortization	252,442		252,442	658,453	-	658,453
General and administrative	3,833,209		3,833,209	12,241,988	-	12,241,988
Research and development cost	513,770		513,770	1,256,577	-	1,256,577
Total operating expenses	6,464,411	-	6,464,411	19,771,637	-	19,771,637

Income from operations	2,092,909	407,617	2,500,526	5,882,312	764,973	6,647,285

Other income and (expenses)
Gain (loss) on sale of assets	16,380		16,380	65,170	-	65,170
Interest expense	(70,447)		(70,447)	(233,685)	-	(233,685)
Interest income	201,084	13,474	214,558	680,469	163,442	843,911
Gain on foreign currency exchange transactions	47,218	(73,088)	(25,870)	2,594,885	666,381	3,261,266
Share of net loss from equity investment	(245,389)		(245,389)	(843,373)	-	(843,373)
Other income	3,116		3,116	12,998	-	12,998
Total other income (expenses)	(48,038)	(59,614)	(107,652)	2,276,464	829,823	3,106,287

Net income before income taxes	2,044,871	348,003	2,392,874	8,158,776	1,594,796	9,753,572
Income tax provision	(275,476)		(275,476)	(777,262)	-	(777,262)
Net income	1,769,395	348,003	2,117,398	7,381,514	1,594,796	8,976,310
Non-controlling interest	(501,835)	(117,625)	(619,460)	(2,295,736)	(539,041)	(2,834,777)
Net income attributable to NetSol	$1,267,560	$230,378	$1,497,938	$5,085,778	$1,055,755	$6,141,533

Net income per share:
Net income per common share
Basic	$0.11	$0.02	$0.13	$0.44	$0.09	$0.53
Diluted	$0.11	$0.02	$0.13	$0.44	$0.09	$0.53

Weighted average number of shares outstanding
Basic	11,656,098	11,656,098	11,656,098	11,580,066	11,580,066	11,580,066
Diluted	11,691,342	11,691,342	11,691,342	11,615,310	11,615,310	11,615,310

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2019:

	For the Nine Months Ended March 31, 2019
	As reported under		Under prior
	Topic 606	Adjustments	GAAP
Cash flows from operating activities:
Net income	$7,381,514	$1,594,796	$8,976,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,350,759		3,350,759
Share of net loss from investment under equity method	843,373		843,373
Loss on sale of assets	(65,170)		(65,170)
Stock based compensation	980,682		980,682
Fair market value of stock options	43,612		43,612
Changes in operating assets and liabilities:			-
Accounts receivable	(4,249,540)		(4,249,540)
Accounts receivable - related party	(461,435)		(461,435)
Revenues in excess of billing	(6,862,451)	(799,501)	(7,661,952)
Revenues in excess of billing - related party	(97,359)		(97,359)
Other current assets	(1,189,909)		(1,189,909)
Accounts payable and accrued expenses	(540,615)		(540,615)
Unearned revenue	611,157	(795,295)	(184,138)
Net cash used in operating activities	(255,382)	-	(255,382)

Cash flows from investing activities:
Purchases of property and equipment	(2,590,302)		(2,590,302)
Sales of property and equipment	1,005,214		1,005,214
Convertible note receivable - related party	(1,126,500)		(1,126,500)
Net cash used in investing activities	(2,711,588)	-	(2,711,588)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	85,000		85,000
Proceeds from exercise of subsidiary options	2,650		2,650
Dividend paid by subsidiary to non-controlling interest	(566,465)		(566,465)
Proceeds from bank loans	1,337,092		1,337,092
Payments on capital lease obligations and loans - net	(298,610)		(298,610)
Net cash provided by financing activities	559,667	-	559,667
Effect of exchange rate changes	(2,666,960)		(2,666,960)
Net increase in cash and cash equivalents	(5,074,263)	-	(5,074,263)
Cash and cash equivalents at beginning of the period	22,088,853		22,088,853
Cash and cash equivalents at end of period	$17,014,590	$-	$17,014,590

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

MARCH 31, 2019

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

MARCH 31, 2019

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

MARCH 31, 2019

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

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category -- core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018

Core:
License	$2,536,320	$2,648,870	$13,310,002	$3,210,868
Maintenance	3,562,412	3,659,998	10,735,432	10,702,171
Services	9,069,468	7,810,118	20,841,207	21,497,937
License - related party	-	-	-	261,513
Maintenance fees - related party	142,344	105,325	370,723	309,539
Services - related party	236,422	349,637	658,666	1,289,587
Total core revenue, net	15,546,966	14,573,948	45,916,030	37,271,615

Non-Core:
Services	1,449,751	1,535,092	4,333,980	3,952,201
Services - related party	130,338	934,780	276,217	3,085,215
Total non-core revenue, net	1,580,089	2,469,872	4,610,197	7,037,416

Total net revenue	$17,127,055	$17,043,820	$50,526,227	$44,309,031

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

MARCH 31, 2019

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

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of	As of
	March 31, 2019	July 1, 2018

Revenues in excess of billings	$13,381,205	$6,956,966

Deferred Revenue	$6,241,741	$6,167,755

During the three and nine months ended March 31, 2019, the Company recognized revenue of $1,758,521 and $5,422,772, respectively, which was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $76,692,255 as of March 31, 2019, of which the Company estimates to recognize approximately $13,185,913 in revenue over the next 12 months and the remainder over an estimated 6 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

MARCH 31, 2019

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended March 31, 2019			For the nine months ended March 31, 2019
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,267,560	11,656,098	$0.11	$5,085,778	11,580,066	$0.44
Effect of dilutive securities
Stock options	-	4,948	-	-	4,948	-
Share grants	-	30,296	-	-	30,296	-
Diluted income per share	$1,267,560	11,691,342	$0.11	$5,085,778	11,615,310	$0.44

	For the three months ended March 31, 2018			For the nine months ended March 31, 2018
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$2,864,445	11,190,048	$0.26	$3,129,368	11,118,529	$0.28
Effect of dilutive securities
Stock options	-	78,794	-	-	33,836	-
Diluted income per share	$2,864,445	11,268,842	$0.25	$3,129,368	11,152,365	$0.28

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018

Share Grants	-	243,684	-	243,684
	-	243,684	-	243,684

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY:

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $28,474,832 and $24,836,071 as of March 31, 2019 and June 30, 2018, respectively. During the three and nine months ended March 31, 2019, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $28,021 and $4,088,761, respectively. During the three and nine months ended March 31, 2018, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $1,729,215 and $3,930,675, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 6 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture with 1insurer, formerly Innovation Group, called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the three and nine months ended March 31, 2019, NetSol Innovation provided services of $nil and $67,286, respectively. During the three and nine months ended March 31, 2018, NetSol Innovation provided services of $774,393 and $2,702,906, respectively. Accounts receivable at March 31, 2019 and June 30, 2018 were $2,348,134 and $2,521,533, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the three and nine months ended March 31, 2019, NTE and VLS provided license, maintenance and services of $352,108 and $743,987, respectively. During the three and nine months ended March 31, 2018, NTE and VLS provided license, maintenance and services of $464,976 and $1,508,867, respectively. Accounts receivable at March 31, 2019 and June 30, 2018 were $142,774 and $379,521, respectively.

NOTE 7 – MAJOR CUSTOMERS

During the nine months ended March 31, 2019, revenues from two customers were $17,137,545 and $10,339,704 representing 33.9% and 20.5% of revenues. During the nine months ended March 31, 2018, revenues from one customer was $16,242,790 representing 36.7% or revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from the two customers at March 31, 2019, were $12,178,689 and 163,121, respectively. Accounts receivable at June 30, 2018, were $4,417,709 and $nil, respectively. Revenues in excess of billings at March 31, 2019, were $2,771,761 and $5,572,940, respectively. Revenues in excess of billings at June 30, 2018, were $12,508,815 and $nil, respectively. Included in this amount was $Nil and $1,206,669 shown as long term at March 31, 2019 and June 30, 2018, respectively.

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

The Company has accrued interest of $63,250 and $35,099 at March 31, 2019 and June 30, 2018, respectively, which is included in “Other current assets”.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Convertible Note Receivable – February 9, 2018

The Company’s subsidiary NetSol Thai entered into an agreement with WRLD3D, whereby NetSol Thai was issued a Convertible Promissory Note (the “Thai Convertible Note”) which was fully executed on February 9, 2018. The maximum principal amount of the Thai Convertible Note is $2,500,000, and as of March 31, 2019, NetSol Thai had disbursed $2,406,500. The Thai Convertible Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon request on or after March 31, 2019. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

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

The Company has accrued interest of $187,759 and $23,593 at March 31, 2019 and June 30, 2018, respectively, which is included in “Other current assets.

NOTE 9 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2019	June 30, 2018

Prepaid Expenses	$1,068,575	$662,431
Advance Income Tax	940,472	838,799
Employee Advances	165,132	48,096
Security Deposits	97,891	85,249
Other Receivables	894,747	497,632
Other Assets	426,240	570,825
Total	$3,593,057	$2,703,032

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 10 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	March 31, 2019	June 30, 2018

Revenues in excess of billing - long term	$-	$1,445,245
Present value discount	-	(238,576)
Net Balance	$-	$1,206,669

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three and nine months ended March 31, 2018, the Company accreted $66,304 and $177,298, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 3.87% to 4.43%.

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2019	June 30, 2018

Office Furniture and Equipment	$3,407,947	$3,496,653
Computer Equipment	21,354,509	23,708,034
Assets Under Capital Leases	2,091,538	1,479,976
Building	6,958,502	8,005,351
Land	1,809,070	2,088,463
Autos	1,153,028	1,053,749
Improvements	126,654	324,023
Subtotal	36,901,248	40,156,249
Accumulated Depreciation	(22,526,986)	(23,990,758)
Property and Equipment, Net	$14,374,262	$16,165,491

For the three and nine months ended March 31, 2019, depreciation expense totaled $606,641 and $1,704,606, respectively. Of these amounts, $354,199 and $1,046,153, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2018, depreciation expense totaled $705,429 and $2,141,756, respectively. Of these amounts, $474,121 and $1,441,790, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of March 31, 2019 and June 30, 2018:

	As of	As of
	March 31, 2019	June 30, 2018
Computers and Other Equipment	$339,781	$228,581
Furniture and Fixtures	65,084	65,084
Vehicles	1,686,673	1,186,311
Total	2,091,538	1,479,976
Less: Accumulated Depreciation - Net	(586,514)	(477,620)
	$1,505,024	$1,002,356

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 12 – LONG TERM INVESTMENT-RELATED PARTY

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

During the three months and nine months ended March 31, 2019, NetSol PK provided services valued at $156,996 and $494,333, respectively, which is recorded as services-related party. During the three and nine months ended March 31, 2018, NetSol PK provided services valued at $150,373 and $734,081, respectively. Accounts receivable at March 31, 2019 and June 30, 2018 were $521,225 and $473,218, respectively. Revenue in excess of billing at March 31, 2019 and June 30, 2018 were $61,822 and $Nil, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $245,389 and $843,373 for the three and nine months ended March 31, 2019, respectively, and the Company recorded its share of net loss of $263,678 and $534,576 for the three and nine months ended March 31, 2018, respectively.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	March 31, 2019	June 30, 2018

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(11,792,021)	(7,857,270)
Accumulated Amortization	(26,410,250)	(27,140,531)
Net Balance	$9,042,726	$12,247,196

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $9,042,726 will be amortized over the next 4.5 years. Amortization expense for the three and nine months ended March 31, 2019 was $520,455 and $1,646,153, respectively. Amortization expense for the three and nine months ended March 31, 2018 was $652,956 and $2,026,503, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
March 31, 2020	$2,069,753
March 31, 2021	2,069,753
March 31, 2022	2,069,753
March 31, 2023	2,069,753
March 31, 2024	763,714
$9,042,726

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2019	June 30, 2018

Accounts Payable	$1,510,757	$1,665,865
Accrued Liabilities	4,508,155	5,505,312
Accrued Payroll & Taxes	465,400	302,640
Taxes Payable	263,191	233,959
Other Payable	133,932	166,033
Total	$6,881,435	$7,873,809

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 15 – DEBTS

Notes payable and capital leases consisted of the following:

		As of March 31, 2019
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$132,971	$132,971	$-
Loan Payable Bank - Export Refinance	(3)	3,557,865	3,557,865	-
Loan Payable Bank - Running Finance	(4)	377,144	377,144	-
Loan Payable Bank - Export Refinance II	(5)	2,704,049	2,704,049	-
Loan Payable Bank - Running Finance II	(6)	853,910	853,910	-
Related Party Loan	(7)	89,033	16,002	73,031
		7,714,972	7,641,941	73,031
Subsidiary Capital Leases	(8)	1,112,923	469,391	643,532
		$8,827,895	$8,111,332	$716,563

		As of June 30, 2018
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$69,578	$69,578	$-
Loan Payable Bank - Export Refinance	(3)	4,107,451	4,107,451	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	2,875,216	2,875,216	-
Loan Payable Bank - Running Finance II	(6)	1,232,235	1,232,235	-
Related Party Loan	(7)	-	-	-
		8,284,480	8,284,480	-
Subsidiary Capital Leases	(8)	642,035	311,439	330,596
		$8,926,515	$8,595,919	$330,596

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.2% to 6.5% as of March 31, 2019 and June 30, 2018.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $389,610. The annual interest rate was 5.1% as of March 31, 2019. Total outstanding balance as of March 31, 2019 and June 30, 2018 was £nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2019, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $3,557,865 and Rs. 500,000,000 or $4,107,451 at March 31, 2019 and June 30, 2018, respectively. The interest rate for the loan was 3% at March 31, 2019 and June 30, 2018.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

(4) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $533,694, at March 31, 2019. NetSol PK used Rs. 53,000,000 or $377,144, at March 31, 2019. The interest rate for the loan was 12.99% at March 31, 2019.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of March 31, 2019, NetSol PK was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 380,000,000 or $2,704,049 and Rs. 350,000,000 or $2,875,216, at March 31, 2019 and June 30, 2018, respectively. The interest rate for the loan was 3% at March 31, 2019 and June 30, 2018.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 120,000,000 or $853,910 and Rs. 150,000,000 or $1,232,235, at March 31, 2019 and June 30, 2018, respectively. The interest rate for the loan was 12.43% and 8.1% at March 31, 2019 and June 30, 2018, respectively.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of March 31, 2019, NetSol PK was in compliance with these covenants.

(7) In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement with Investec a related party. The loan amount was £69,549, or $90,323, for a period of 5 years with monthly payment of £1,349, or $1,752. As of March 31, 2019, the subsidiary has used this facility up to $89,033, of which $73,031 was shown as long-term liabilities and remainder $16,002 as current maturity. The interest rate was 6.14% at March 31, 2019.

(8) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2022. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three and nine months ended March 31, 2019 and 2017.

Following is the aggregate minimum future lease payments under capital leases as of March 31, 2019:

Amount
Minimum Lease Payments
Due FYE 3/31/20	$563,847
Due FYE 3/31/21	412,570
Due FYE 3/31/22	253,643
Due FYE 3/31/23	20,883
Due FYE 3/31/24	19,143
Total Minimum Lease Payments	1,270,086
Interest Expense relating to future periods	(157,163)
Present Value of minimum lease payments	1,112,923
Less: Current portion	(469,391)
Non-Current portion	$643,532

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 16 - STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2019, the Company issued 31,448 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $192,832.

During the nine months ended March 31, 2019, the Company issued 28,278 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $159,926.

During the nine months ended March 31, 2019, the Company issued 97,785 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $599,424.

During the nine months ended March 31, 2019, the Company adjusted the opening balance of retained earnings on adoption of the new revenue recognition standard ASC 606. Total adjustment was $8,753,655 of which $5,795,795 adjusted against the Company’s retained earnings and $2,957,860 were adjusted against non-controlling interest.

A summary of the changes in equity for the nine months ended March 31, 2019 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Stock Subscriptions	Shares to	Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2018	11,708,469	$117,085	$126,479,147	$(1,205,024)	$(37,994,502)	$(221,000)	$-	$(24,386,071)	$14,146,417	76,936,052
Adjustment in retained earnings on adoption of ASC 606	-	-	-	-	(5,795,795)	-	-	-	(2,957,860)	(8,753,655)
Exercise of subsidiary common stock options	-	-	(6,629)	-	-	-	-	-	9,279	2,650
Common stock issued for: Services	73,891	739	445,801	-	-	-	-	-	-	446,540
Equity component shown as current liability at June 30, 2018	-	-	-	-	-	-	88,324	-	-	88,324
September 30, 2018	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(263,203)	(200,873)	(464,076)
Net income for the year	-	-	-	-	962,589	-	-	-	318,546	1,281,135
Balance at September 30, 2018	11,782,360	$117,824	$126,918,319	$(1,205,024)	$(42,827,708)	$(221,000)	$-	$(24,649,274)	$11,315,509	$69,448,646

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Stock Subscriptions	Shares to	Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at September 30, 2018	11,782,360	$117,824	$126,918,319	$(1,205,024)	$(42,827,708)	$(221,000)	$-	$(24,649,274)	$11,315,509	69,448,646
Exercise of common stock options	10,000	100	64,900	-	-	-	-	-	-	65,000
Common stock issued for: Services	67,950	679	415,519	-	-	-	-	-	-	416,198
Equity component shown as current liability at September 30, 2018	-	-	-	-	-	-	88,324	-	-	88,324
December 31, 2018	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Dividend to non-controlling interest	-	-	-	-	-	-	-	-	(566,465)	(566,465)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(3,797,537)	(1,986,953)	(5,784,490)
Net income for the year	-	-	-	-	2,855,629	-	-	-	1,475,355	4,330,984
Balance at December 31, 2018	11,860,310	$118,603	$127,398,738	$(1,205,024)	$(39,972,079)	$(221,000)	$-	$(28,446,811)	$10,237,446	$67,909,873

	Common Stock		Additional Paid-in	Treasury	Accumulated	Stock Subscriptions	Shares to	Other Comprehensive	Non Controlling	Total Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at December 31, 2018	11,860,310	$118,603	$127,398,738	$(1,205,024)	$(39,972,079)	$(221,000)	$-	$(28,446,811)	$10,237,446	67,909,873
Exercise of common stock options	3,076	31	19,969	-	-	-	-	-	-	20,000
Common stock issued for: Services	15,670	157	89,287	-	-	-	-	-	-	89,444
Equity component shown as current liability at December 31, 2018	-	-	-	-	-	-	88,324	-	-	88,324
March 31, 2019	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Fair value of options extended	-	-	43,612	-	-	-	-	-	-	43,612
Foreign currency translation adjustment	-	-	-	-	-	-	-	(28,021)	(100,366)	(128,387)
Net income for the year	-	-	-	-	1,267,560	-	-	-	501,835	1,769,395
Balance at March 31, 2019	11,879,056	$118,791	$127,551,606	$(1,205,024)	$(38,704,519)	$(221,000)	$-	$(28,474,832)	$10,638,915	$69,703,937

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

A summary of the changes in equity for the nine months ended March 31, 2018 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Stock Subscriptions	Shares to	Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2017	11,225,385	$112,254	$124,409,998	$(454,310)	$(42,301,390)	$(297,511)	$-	$(18,074,570)	$14,799,082	78,193,553
Exercise of common stock options	35,773	358	138,442	-	-	-	-	-	-	138,800
Common stock issued for: Services	71,971	719	438,589	-	-	-	-	-	-	439,308
Purchase of treasury shares	-	-	-	(500,663)	-	-	-	-	-	(500,663)
Equity component shown as current liability at June 30, 2017	-	-	-	-	-	-	88,324	-	-	88,324
September 30, 2017	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Payment received for stock subscription	-	-	-	-	-	23,585	-	-	-	23,585
Foreign currency translation adjustment	-	-	-	-	-	-	-	(588,579)	(237,165)	(825,744)
Net income (loss) for the year	-	-	-	-	(369,498)	-	-	-	188,233	(181,265)
Balance at September 30, 2017	11,333,129	$113,331	$124,987,029	$(954,973)	$(42,670,888)	$(273,926)	$-	$(18,663,149)	$14,750,150	$77,287,574

	Common Stock		Additional Paid-in	Treasury	Accumulated	Stock Subscriptions	Shares to	Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at September 30, 2017	11,333,129	$113,331	$124,987,029	$(954,973)	$(42,670,888)	$(273,926)	$-	$(18,663,149)	$14,750,150	77,287,574
Exercise of subsidiary common stock options	-	-	(16,600)	-	-	-	-	-	24,355	7,755
Common stock issued for: Services	62,272	623	383,606	-	-	-	-	-	-	384,229
Purchase of treasury shares	-	-	-	(100,357)	-	-	-	-	-	(100,357)
Equity component shown as current liability at September 30, 2017	-	-	-	-	-	-	88,324	-	-	88,324
December 31, 2017	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Dividend to non-controlling interest	-	-	-	-	-	-	-	-	(417,853)	(417,853)
Payment received for stock subscription	-	-	-	-	-	52,926	-	-	-	52,926
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,612,881)	(841,009)	(2,453,890)
Net income for the year	-	-	-	-	634,421	-	-	-	1,027,581	1,662,002
Balance at December 31, 2017	11,395,401	$113,954	$125,354,035	$(1,055,330)	$(42,036,467)	$(221,000)	$-	$(20,276,030)	$14,543,224	$76,422,386

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

			Additional			Stock		Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Sub-scriptions	Shares to	Compre-hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be issued	Loss	Interest	Equity
Balance at December 31, 2017	11,395,401	$113,954	$125,354,035	$(1,055,330)	$(42,036,467)	$(221,000)	$-	$(20,276,030)	$14,543,224	76,422,386
Exercise of subsidiary common stock options	-	-	(5,560)	-	-	-	-	-	8,154	2,594
Common stock issued for:
Services	62,272	623	383,606	-	-	-	-	-	-	384,229
Purchase of treasury shares				(149,694)						(149,694)
Equity component shown as current liability at December 31, 2017	-	-	-	-	-	-	88,324	-	-	88,324
March 31, 2018	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Acquisition of non-controlling interest in subsidiary	-	-	1,892	-	-	-	-	-	(35,879)	(33,987)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,729,215)	(944,207)	(2,673,422)
Net income for the year	-	-	-	-	2,864,445	-	-	-	1,994,869	4,859,314
Balance at March 31, 2018	11,457,673	$114,577	$125,733,973	$(1,205,024)	$(39,172,022)	$(221,000)	$-	$(22,005,245)	$15,566,161	$78,811,420

NOTE 17 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2018	53,462	$6.50	0.61	$-
Granted	-	-
Exercised	(13,076)	$6.50
Expired / Cancelled	-	-
Outstanding and exercisable, March 31, 2019	40,386	$6.50	0.85	$-

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2019.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$6.50	40,386	0.85	$6.50
Totals	40,386	0.85	$6.50

During the nine months ended March 31, 2019, the Company extended the life of 40,386 options with an exercise price of $6.50, for a period of one year. The Company recorded $43,612 in compensation expense for the extension of these options in the accompanying condensed consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model with the following assumptions:

March 31, 2019
Risk-free interest rate	2.56%
Expected life	1 year
Expected volatility	45%
Expected dividend	0%

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2018	155,648	$6.07
Granted	112,276	$5.73
Vested	(157,511)	$6.05
Unvested, March 31, 2019	110,413	$5.88

For the three and nine months ended March 31, 2019, the Company recorded compensation expense of $110,939 and $980,682, respectively. For the three and nine months ended March 31, 2018, the Company recorded compensation expense of $448,221 and $1,281,751, respectively. The compensation expense related to the unvested stock grants as of March 31, 2019 was $593,480 which will be recognized during the fiscal years 2019 through 2022.

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

The following table presents a summary of identifiable assets as of March 31, 2019 and June 30, 2018:

	As of	As of
	March 31, 2019	June 30, 2018
Identifiable assets:
Corporate headquarters	$3,304,985	$2,839,049
North America	5,063,406	5,764,042
Europe	7,952,095	7,242,080
Asia - Pacific	75,422,846	83,929,110
Consolidated	$91,743,332	$99,774,281

The following table presents a summary of investment under equity method as of March 31, 2019 and June 30, 2018:

	As of	As of
	March 31, 2019	June 30, 2018
Investment in WRLD3D:
Corporate headquarters	$713,497	$918,628
Asia - Pacific	1,787,802	2,298,534
Consolidated	$2,501,299	$3,217,162

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
Revenues from unaffiliated customers:
North America	$1,022,655	$998,403	$2,843,190	$3,134,113
Europe	2,075,049	1,764,651	5,746,614	4,873,688
Asia - Pacific	13,542,170	12,891,024	40,696,025	31,355,376
	16,639,874	15,654,078	49,285,829	39,363,177
Revenue from affiliated customers
Europe	330,185	464,976	678,779	1,508,867
Asia - Pacific	156,996	924,766	561,619	3,436,987
	487,181	1,389,742	1,240,398	4,945,854
Consolidated	$17,127,055	$17,043,820	$50,526,227	$44,309,031

Intercompany revenue
Europe	$120,153	$137,864	$416,483	$379,567
Asia - Pacific	1,389,773	338,201	6,887,631	1,483,569
Eliminated	$1,509,926	$476,065	$7,304,114	$1,863,136

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$692,854	$(529,048)	$(1,667,600)	$(2,825,689)
North America	(92,029)	(11,777)	(426,209)	(242,229)
Europe	330,039	265,831	735,972	545,876
Asia - Pacific	838,531	5,134,307	8,739,351	8,862,092
Consolidated	$1,769,395	$4,859,313	$7,381,514	$6,340,050

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2019	2018
Capital expenditures:
North America	$1,383	$3,556
Europe	461,376	254,548
Asia - Pacific	2,127,543	849,628
Consolidated	$2,590,302	$1,107,732

NETSOL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at March 31, 2019

NetSol PK	33.80%	$8,244,871
NetSol-Innovation	49.90%	1,575,624
VLS, VLSH & VLSIL Combined	49.00%	818,451
NetSol Thai	0.006%	(31)
Total		$10,638,915

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2018

NetSol PK	33.79%	$11,873,029
NetSol-Innovation	49.90%	1,699,661
VLS, VLHS & VLSIL Combined	49.00%	573,742
NetSol Thai	0.006%	(15)
Total		$14,146,417

NetSol PK

During the nine months ended March 31, 2019, employees of NetSol PK exercised 20,000 options of common stock and NetSol PK received cash of $2,650. Due to the exercise of options, the non-controlling interest increased from 33.79% to 33.80%. During the nine months ended March 31, 2019, NetSol PK paid a cash dividend of $1,675,936.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and nine months ended March 31, 2019. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2018, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	Los Angeles Area
●	Europe	London Metropolitan area
●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Shanghai, Jakarta and Sydney

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

LeasePak

In North America, NTA has and continues to develop the LeasePak CMS product. LeasePak streamlines the lease management lifecycle, enabling superior lease and loan portfolio management, flexible financial products (lease or loan terms) and sophisticated financial analysis and management to reduce operating costs and improve profits. It is scalable from a basic offering to a collection of highly specialized add on modules for systems, portfolios and accrual methods for virtually all sizes and varying complexity of operations. It is part of the vehicle leasing infrastructure at leading Fortune 500 banks and manufacturers, as well as for some of the industry’s leading independent lessors. It handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options and asset disposition. It is also integrated with important partners in the asset-finance ecosystem, such as Vertex Series O.

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

Highlights

Listed below are a few of NetSol’s major successes achieved in the nine months ended March 31, 2019:

●	We signed a five-year contract with a tier-one auto captive finance company to implement our NFS Ascent™ platform in China. The five-year contract is valued at approximately $30 million which includes license, services, and maintenance.
●	We signed a multi-million-dollar contract with a major American multinational automaker to implement our NFS Ascent™ Retail Platform in China.
●	We signed a contract with a leading U.S. power sports finance provider to implement our cloud enabled legacy product (LeasePak) and digital platform (mAccount).
●	We signed an additional contract in the U.K. with a notable auto finance company for our LeaseSoft product with a total contract value of approximately $425,000 to be realized over three years.
●	We signed a SaaS contract with an automotive leasing company, who covers all of Canada for a key automotive brand, to provide access to the LeasePak Cloud product, and is expected to generate approximately $500,000 in revenues over the contract period.
●	We successfully implemented the full suite of NFS Ascent™ modules in China for Daimler Financial Services.
●	We successfully implemented our NFS Ascent™ Contract Management System in South Africa for Daimler Financial Services.
●	We successfully kicked off the implementation process of our NFS Ascent™ Wholesale module in Japan for Daimler Financial Services.
●	We started a data migration project for an existing customer which is expected to generate approximately $500,000 over the next few months.
●	We further expanded our outreach in order to pave the way for NFS Ascent™ to effectively cater to the European market by establishing a new subsidiary and setting up an NFS Ascent™ focused office in London.
●	We further advanced our “Innovation Lab” initiative by dedicating additional resources to our teams in Pakistan and Thailand.
●	We received “First-Rate and Best-Selling Finance and Leasing Solution Provider” Award in China for the sixth consecutive year.

Our success, in the near term, will depend, in large part, on our ability to continue to grow revenues and improve profits, adequately capitalize for growth in various markets and verticals, make progress in the North American and European markets and, continue to streamline sales and marketing efforts in every market we operate. However, management’s outlook for the continuing operations, which has been consolidated and has been streamlined, remains optimistic.

Management has identified the following material trends affecting NetSol.

Positive trends:

Innovation in the auto sectors create opportunities for companies in that space:

●	Fast changing paradigms in auto sectors indicate encouraging revenue opportunities. An example is car generated data. According to a McKinsey & Company report “Monetizing Car Data” from Advanced Industries September 2016, data generated by, for example autonomous cars, vehicle connectivity and powertrain electrification present an overall revenue opportunity on a global scale of up to USD 450-750 Billion by 2030.

●	The new business models and ecosystems would be built on technological innovation using IoT, Big Data, and AI over a cryptographically secured decentralized network. According to IoT-now.com in a March 2018 article, amongst many opportunities, the use of these models allows automotive makers to update the vehicle’s firmware, enable premium features, diagnose performance reporting problems and scheduling repairs all through the cloud.

●	Financial services are using artificial intelligence to gather data in order to provide an underwriting platform, that gives banks, and other credit institutions such as auto finance companies more transparency while cutting losses. According to industry players, auto lenders using machine-learning underwriting cut losses by 23% annually and more accurately predicted risk. See “AI and the bottom line: 14 examples of artificial intelligence in finance” Builtin.com December 4, 2018.

Benefits of having operations in Pakistan:

●	The IT talent pool in Pakistan is growing with increased quality education and training in science and technology. These efforts are led by notable universities: The National University of Science and Technology (“NUST”), Lahore University of Management Sciences (“LUMS”), and the Foundation for Advancement of Science and Technology (“FAST”). NUST alone has 16,000 enrolled full-time students for undergraduates, post graduates and PHD programs.

●	In Pakistan, we benefit in the bidding process by offering high-quality programmers, engineers, and developers at a discount compared with U.S. companies.

●	China investment or CPEC (China Pakistan Economic Corridor) is approximately $62 billion from originally $46 billion in Pakistan on energy and infrastructure projects.

●	Pakistan’s GDP expected to grow by 3.9% in 2019 and 3.6% in 2020 –according to Asian Development Bank Report. https://www.adb.org/countries/pakistan/economy

General business trends:

●	Volkswagen, the top foreign brand in China, plans to invest about 4 billion euros ($4.5 billion) in the country in 2019 together with partners. While U.S. carmaker, Ford, schedules its production on market demand and works closely with dealers to manage inventory, it does plan to bring five more vehicles for local production this year to further drive its growth in China (Bloomberg News, January 9, 2019).

●	The China Association of Automobile Manufacturers (CAAM) expects the market to be unchanged in 2019. While demand for gasoline cars wanes, rising sales of electric cars will probably help the overall market to avoid another slump, the association said in its outlook issued December 13, 2018 (Bloomberg News, January 9, 2019).

●	According to Statista research Pickup truck sales, in the US, continue to grow in 2019 to US$98.328 million which shows the market almost doubled since 2010 (Financialnewsmedia.com February 5, 2019).

●	Continued interest from Fortune 500 multinational auto captives and global companies in NFS Ascent™.

●	Continuing interest from existing clients in the NFS™ systems in emerging and developing markets.

Negative trends:

●	Continued Global terrorism and extremism threats in European countries.

●	Geopolitical unrest in the Middle East and potential terrorism and the disruption risk it creates.

●	Restricted liquidity and financial burden due to tighter internal processes and limited budgets might cause delays in the receivables from some clients.

●	Trade negotiations uncertainty between the US and its key trading partners; the impact of Brexit, populism and political uncertainty in key vehicle producing countries and markets.

●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

●	Industry trend towards autonomous cars and its effect on the automotive industry.

●	Continued devaluation of the Pakistan Rupee.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2019 Compared to the Quarter Ended March 31, 2018

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended March 31, 2019 and 2018 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2019	%	2018	%
Net Revenues:
License fees	$2,536,320	14.8%	$2,648,870	15.5%
Maintenance fees	3,562,412	20.8%	3,659,998	21.5%
Services	10,519,219	61.4%	9,345,210	54.8%
Maintenance fees - related party	142,344	0.8%	105,325	0.6%
Services - related party	366,760	2.1%	1,284,417	7.5%
Total net revenues	17,127,055	100.0%	17,043,820	100.0%

Cost of revenues:
Salaries and consultants	4,833,611	28.2%	5,418,067	31.8%
Travel	1,793,964	10.5%	425,060	2.5%
Depreciation and amortization	874,654	5.1%	1,127,077	6.6%
Other	1,067,506	6.2%	880,897	5.2%
Total cost of revenues	8,569,735	50.0%	7,851,101	46.1%

Gross profit	8,557,320	50.0%	9,192,719	53.9%
Operating expenses:
Selling and marketing	1,864,990	10.9%	1,962,402	11.5%
Depreciation and amortization	252,442	1.5%	231,308	1.4%
General and administrative	3,833,209	22.4%	4,048,271	23.8%
Research and development cost	513,770	3.0%	197,643	1.2%
Total operating expenses	6,464,411	37.7%	6,439,624	37.8%

Income (loss) from operations	2,092,909	12.2%	2,753,095	16.2%
Other income and (expenses)
Gain (loss) on sale of assets	16,380	0.1%	40,537	0.2%
Interest expense	(70,447)	-0.4%	(102,522)	-0.6%
Interest income	201,084	1.2%	142,356	0.8%
Gain on foreign currency exchange transactions	47,218	0.3%	2,550,394	15.0%
Share of net loss from equity investment	(245,389)	-1.4%	(263,678)	-1.5%
Other income	3,116	0.0%	314	0.0%
Total other income (expenses)	(48,038)	-0.3%	2,367,401	13.9%

Net income before income taxes	2,044,871	11.9%	5,120,496	30.0%
Income tax provision	(275,476)	-1.6%	(261,182)	-1.5%
Net income	1,769,395	10.3%	4,859,314	28.5%
Non-controlling interest	(501,835)	-2.9%	(1,994,869)	-11.7%
Net income attributable to NetSol	$1,267,560	7.4%	$2,864,445	16.8%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due	(Unfavorable)
	Ended March 31,				Constant	to Currency	Change as
	2019	%	2018	%	Currency	Fluctuation	Reported

Net Revenues:	17,127,055	100.0%	17,043,820	100.0%	3,102,229	(3,018,994)	83,235

Cost of revenues:	8,569,735	50.0%	7,851,101	46.1%	(2,445,450)	1,726,816	(718,634)

Gross profit	8,557,320	50.0%	9,192,719	53.9%	656,779	(1,292,178)	(635,399)

Operating expenses:	6,464,411	37.7%	6,439,624	37.8%	(841,393)	816,606	(24,787)

Income (loss) from operations	2,092,909	12.2%	2,753,095	16.2%	(184,614)	(475,572)	(660,186)

Net revenues for the quarter ended March 31, 2019 and 2018 are broken out among the segments as follows:

	2019		2018
	Revenue	%	Revenue	%

North America	1,022,655	6.0%	998,403	5.9%
Europe	2,405,234	14.0%	2,229,627	13.1%
Asia-Pacific	13,699,166	80.0%	13,815,790	81.1%
Total	$17,127,055	100.0%	$17,043,820	100.0%

Revenues

License fees

License fees for the three months ended March 31, 2019 were $2,536,320 compared to $2,648,870 for the three months ended March 31, 2018 reflecting a decrease of $112,550 with an increase in constant currency of $451,420. The license revenue recognized for the three months ended March 31, 2019 and 2018 is primarily from the 12 country NFS AscentTM contract.

Maintenance fees

Maintenance fees for the three months ended March 31, 2019 were $3,562,412 compared to $3,659,998 for the three months ended March 31, 2018 reflecting a slight decrease of $97,586 with an increase in constant currency of $418,224. Maintenance fees begin once a customer has “gone live” with our product. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the three months ended March 31, 2019 were $142,344 compared to $105,325 for the three months ended March 31, 2018 reflecting an increase of $37,019 with a change in constant currency of $46,904.

Services

Services income for the three months ended March 31, 2019 was $10,519,219 compared to $9,345,210 for the three months ended March 31, 2018 reflecting an increase of $1,174,009 with a change in constant currency of $3,049,059. The services revenue increased due to the new NFS Ascent implementations. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended March 31, 2019 was $366,760 compared to $1,284,417 for the three months ended March 31, 2018 reflecting a decrease of $917,657 with a change in constant currency of $863,446. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $774,393 and $149,887 in service revenue related to services performed for Investec.

Gross Profit

The gross profit was $8,557,320, for the three months ended March 31, 2019 as compared with $9,192,719 for the three months ended March 31, 2018. This is a decrease of $635,399 with an increase in constant currency of $656,779. The gross profit percentage for the three months ended March 31, 2019 also decreased to 50.0% from 53.9% for the three months ended March 31, 2018. The cost of sales was $8,569,735 for the three months ended March 31, 2019 compared to $7,851,101 for the three months ended March 31, 2018 for an increase of $718,634 and on a constant currency basis an increase of $2,445,450. As a percentage of sales, cost of sales increased from 46.1% for the three months ended March 31, 2018 to 50.0% for the three months ended March 31, 2019.

Salaries and consultant fees decreased by $584,456 from $5,418,067 for the three months ended March 31, 2018 to $4,833,611 for the three months ended March 31, 2019 and on a constant currency basis increased by $352,529. As a percentage of sales, salaries and consultant expense decreased from 31.8% for the three months ended March 31, 2018 to 28.2% for the three months ended March 31, 2019.

Travel increased by $1,368,904 from $425,060 for the three months ended March 31, 2018 to $1,793,964 for the three months ended March 31, 2019 and on a constant currency basis increased by $1,757,269. The increase in travel is due to the continuing implementation costs related to the 12-country contract and the implementation of the five-year contract signed with a tier-one auto captive finance company to implement NFS AscentTM in China. As a percentage of sales, travel expense increased from 2.5% for the three months ended March 31, 2018 to 10.5% for the three months ended March 31, 2019.

Depreciation and amortization expense decreased to $874,654 compared to $1,127,077 for the three months ended March 31, 2018 or a decrease of $252,423 and on a constant currency basis a decrease of $33,436. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $6,464,411 for the three months ended March 31, 2019 compared to $6,439,624, for the three months ended March 31, 2018 for an increase of 0.4% or $24,787 and on a constant currency basis an increase of 13.1% or $841,393. As a percentage of sales, it decreased from 37.8% to 37.7%. The increase in operating expenses was primarily due to increases in research and development and depreciation offset by decrease in selling and marketing expenses, salaries and wages, professional services and general and administrative expenses.

Selling and marketing expenses decreased $97,412 or 5.0% and on a constant currency basis an increased $181,051 or 9.2%. The increase in selling and marketing expenses is due to commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $3,833,209 for the three months ended March 31, 2019, compared to $4,048,271 at March 31, 2018, or a decrease of $215,062 or 5.3% and on a constant currency basis an increase of $168,737 or 4.2%. During the three months ended March 31, 2019, salaries decreased by approximately $81,239 and increased by $149,785 on a constant currency basis due to annual raises, bonus and share grants, a decrease in professional services of approximately $29,333 or $15,067 on a constant currency basis, other general and administrative expenses decreased by approximately $104,490 and increased by $34,019 on constant currency bases.

Research and development cost was $513,770 for the three months ended March 31, 2019, compared to $197,643 at March 31, 2018, or an increase of $316,127 and on constant currency basis an increase of 434,337. The increase in research and development cost is due to the new initiatives under the global arrangements of our Innovation Lab.

Income from Operations

Income from operations was $2,092,909 for the three months ended March 31, 2019 compared to $2,753,095 for the three months ended March 31, 2018. This represents a decrease of $660,186 or $184,614 on a constant currency basis for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. As a percentage of sales, income from operations was 12.2% for the three months ended March 31, 2019 compared to 16.2% for the three months ended March 31, 2018.

Other Income and Expense

Other expense was $48,038 for the three months ended March 31, 2019 compared with $2,367,401 for the three months ended March 31, 2018. This represents a decrease of $2,415,439 with a decrease of $2,361,858 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended March 31, 2019, we recognized a gain of $47,218 in foreign currency exchange transactions compared to $2,550,394 for the three months ended March 31, 2018. During the three months ended March 31, 2019, the value of the U.S. dollar and the Euro increased 0.8% and 1.2%, respectively, compared to the PKR. During the three months ended March 31, 2018, the value of the U.S. dollar and the Euro increased 4.5% and 7.5%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended March 31, 2019 and 2018, the net income attributable to non-controlling interest was $501,835 and $1,994,869, respectively. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK and NetSol Innovation.

Net Income attributable to NetSol

Net income was $1,267,560 for the three months ended March 31, 2019 compared a $2,864,445 for the three months ended March 31, 2018. This is a decrease of $1,596,885 with a change of $1,234,145 on a constant currency basis, compared to the prior year. For the three months ended March 31, 2019, net income per share was $0.11 for basic and diluted shares, respectively, compared to $0.26 and $0.25 for basic and diluted shares, respectively, for the three months ended March 31, 2018.

Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2019 and 2018 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2019	%	2018	%
Net Revenues:
License fees	$13,310,002	26.3%	$3,210,868	7.2%
Maintenance fees	10,735,432	21.2%	10,702,171	24.2%
Services	25,175,187	49.8%	25,450,138	57.4%
License fees - related party	-	0.0%	261,513	0.6%
Maintenance fees - related party	370,723	0.7%	309,539	0.7%
Services - related party	934,883	1.9%	4,374,802	9.9%
Total net revenues	50,526,227	100.0%	44,309,031	100.0%

Cost of revenues:
Salaries and consultants	14,351,227	28.4%	16,244,319	36.7%
Travel	4,652,143	9.2%	1,226,073	2.8%
Depreciation and amortization	2,692,306	5.3%	3,468,293	7.8%
Other	3,176,602	6.3%	2,677,465	6.0%
Total cost of revenues	24,872,278	49.2%	23,616,150	53.3%

Gross profit	25,653,949	50.8%	20,692,881	46.7%
Operating expenses:
Selling and marketing	5,614,619	11.1%	5,605,838	12.7%
Depreciation and amortization	658,453	1.3%	699,966	1.6%
General and administrative	12,241,988	24.2%	11,862,535	26.8%
Research and development cost	1,256,577	2.5%	572,619	1.3%
Total operating expenses	19,771,637	39.1%	18,740,958	42.3%

Income (loss) from operations	5,882,312	11.6%	1,951,923	4.4%
Other income and (expenses)
Gain (loss) on sale of assets	65,170	0.1%	24,468	0.1%
Interest expense	(233,685)	-0.5%	(330,268)	-0.7%
Interest income	680,469	1.3%	394,837	0.9%
Gain on foreign currency exchange transactions	2,594,885	5.1%	5,304,723	12.0%
Share of net loss from equity investment	(843,373)	-1.7%	(534,576)	-1.2%
Other income	12,998	0.0%	15,924	0.0%
Total other income (expenses)	2,276,464	4.5%	4,875,108	11.0%

Net income before income taxes	8,158,776	16.1%	6,827,031	15.4%
Income tax provision	(777,262)	-1.5%	(486,980)	-1.1%
Net income	7,381,514	14.6%	6,340,051	14.3%
Non-controlling interest	(2,295,736)	-4.5%	(3,210,683)	-7.2%
Net income attributable to NetSol	$5,085,778	10.1%	$3,129,368	7.1%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Nine Months				Change in	Change due	(Unfavorable)
	Ended March 31,				Constant	to Currency	Change as
	2019	%	2018	%	Currency	Fluctuation	Reported

Net Revenues:	50,526,227	100.0%	44,309,031	100.0%	14,100,863	(7,883,667)	6,217,196

Cost of revenues:	24,872,278	49.2%	23,616,150	53.3%	(5,817,731)	4,561,603	(1,256,128)

Gross profit	25,653,949	50.8%	20,692,881	46.7%	8,283,132	(3,322,064)	4,961,068

Operating expenses:	19,771,637	39.1%	18,740,958	42.3%	(3,486,111)	2,455,432	(1,030,679)

Income (loss) from operations	5,882,312	11.6%	1,951,923	4.4%	4,797,021	(866,632)	3,930,389

Net revenues for the nine months ended March 31, 2019 and 2018 are broken out among the segments as follows:

	2019		2018
	Revenue	%	Revenue	%

North America	$2,843,190	5.6%	$3,134,113	7.1%
Europe	6,425,393	12.7%	6,382,555	14.4%
Asia-Pacific	41,257,644	81.7%	34,792,363	78.5%
Total	$50,526,227	100.0%	$44,309,031	100.0%

Revenues

License fees

License fees for the nine months ended March 31, 2019 were $13,310,002 compared to $3,210,868 for the nine months ended March 31, 2018 reflecting an increase of $10,099,134 with a change in constant currency of $12,280,782. The increase in license revenue for the fiscal nine months ended March 31, 2019 compared to 2018 is primarily due to the license revenue recognized with the five-year contract that was signed with a tier-one auto captive finance company to implement our NFS AscentTM platform in China and the license revenue recognized with the contract signed with a major American multinational automaker to implement our NFA AscentTM Retail Platform in China.

License fees – related party

License fees from related party for the nine months ended March 31, 2019 were $nil compared to $261,513 for the nine months ended March 31, 2018 reflecting a decrease of $261,513 with a change in constant currency of $261,513.

Maintenance fees

Maintenance fees for the nine months ended March 31, 2019 were $10,735,432 compared to $10,702,171 for the nine months ended March 31, 2018 reflecting an increase of $33,261 with a change in constant currency of $1,428,138. Maintenance fees begin once a customer has “gone live” with our product. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the nine months ended March 31, 2019 were $370,723 compared to $309,539 for the nine months ended March 31, 2018 reflecting an increase of $61,184 with a change in constant currency of $77,484. The increase was due to the fluctuation in usage of active users.

Services

Services income for the nine months ended March 31, 2019 was $25,175,187 compared to $25,450,138 for the nine months ended March 31, 2018 reflecting a decrease of $274,951 with an increase in constant currency of $3,877,133. The services revenue increase on a constant currency basis was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the nine months ended March 31, 2019 was $934,883 compared to $4,374,802 for the nine months ended March 31, 2018 reflecting a decrease of $3,439,919 with a change in constant currency of $3,322,897. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $2,635,620, approximately $239,748 in service revenue related to services performed for WRLD3D and approximately $564,551 in service revenue related to services performed for Investec.

Gross Profit

The gross profit was $25,653,949, for the nine months ended March 31, 2019 as compared with $20,692,881 for the nine months ended March 31, 2018. This is an increase of $4,961,068 with a change in constant currency of $8,283,132. The gross profit percentage for the nine months ended March 31, 2019 increased to 50.8% from 46.7% for the nine months ended March 31, 2018. The cost of sales was $24,872,278 for the nine months ended March 31, 2019 compared to $23,616,150 for the nine months ended March 31, 2018 for an increase of $1,256,128 and on a constant currency basis an increase of $5,817,731. As a percentage of sales, cost of sales decreased from 53.3% for the nine months ended March 31, 2018 to 49.2% for the nine months ended March 31, 2019.

Salaries and consultant fees decreased by $1,893,092 from $16,244,319 for the nine months ended March 31, 2018 to $14,351,227 for the nine months ended March 31, 2019 and on a constant currency basis decreased $593,831. The decrease in salaries and consultant fees is due to the right sizing of technical employees at key locations including Pakistan, Thailand, China, UK and North America. As a percentage of sales, salaries and consultant expense decreased from 36.7% for the nine months ended March 31, 2018 to 28.4% for the nine months ended March 31, 2019.

Travel increased by $3,426,070 from $1,226,073 for the nine months ended March 31, 2018 to $4,652,143 for the nine months ended March 31, 2019 and on a constant currency basis increased by $4,372,434. The increase in travel is due to the continuing implementation costs related to the 12-country contract and the implementation of the five-year contract signed with a tier-one auto captive finance company to implement NFS AscentTM in China. As a percentage of sales, travel expense increased from 2.8% for the three months ended March 31, 2018 to 9.2% for the three months ended March 31, 2019.

Depreciation and amortization expense decreased to $2,692,306 compared to $3,468,293 for the nine months ended March 31, 2018 or a decrease of $775,987 and on a constant currency basis a decrease of $164,204. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $19,771,637 for the nine months ended March 31, 2019 compared to $18,740,958, for the nine months ended March 31, 2018 for an increase of 5.5% or $1,030,679 and on a constant currency basis an increase of 18.6% or $3,486,111. As a percentage of sales, it decreased from 42.3% to 39.1%. The increase in operating expenses was primarily due to increases in salaries and wages and research and development costs.

General and administrative expenses were $12,241,988 for the nine months ended March 31, 2019 compared to $11,862,535 at March 31, 2018 or an increase of $379,453 or 3.2% and on a constant currency basis an increase of $1,736,517 or 14.6%. During the nine months ended March 31, 2019, salaries increased by approximately $762,873 or $1,445,008 on a constant currency basis due to annual raises, share grants and professional services of approximately $16,091 or $50,470 on constant currency bases, offset by a decrease in other general and administrative expenses of approximately $399,511 or increase of $241,039 on a constant currency basis.

Research and development cost was $1,256,577 for the nine months ended March 31, 2019, compared to $572,619 at March 31, 2018, or an increase of $683,958 and on constant currency basis an increase of 926,462. The increase in research and development cost is due to the new initiatives under the global arrangements of our Innovation Lab.

Income (loss) from Operations

Income from operations was $5,882,312 for the nine months ended March 31, 2019 compared to $1,951,923 for the nine months ended March 31, 2018. This represents an increase of $3,930,389 with an increase of $4,797,021 on a constant currency basis for the nine months ended March 31, 2019 compared with the nine months ended March 31, 2018. As a percentage of sales, income from operations was 11.6% for the nine months ended March 31, 2019 compared to 4.4% for the nine months ended March 31, 2018.

Other Income and Expense

Other income was $2,276,464 for the nine months ended March 31, 2019 compared with $4,875,108 for the nine months ended March 31, 2018. This represents a decrease of $2,598,644 with a change of $1,814,445 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the nine months ended March 31, 2019, we recognized a gain of $2,594,885 in foreign currency exchange transactions compared to $5,304,723 for the nine months ended March 31, 2018. During the nine months ended March 31, 2019, the value of the U.S. dollar and the Euro increased 15.4% and 10.8%, respectively, compared to the PKR. During the nine months ended March 31, 2018, the value of the U.S. dollar and the Euro increased 10.4% and 19.3%, respectively, compared to the PKR.

Non-controlling Interest

For the nine months ended March 31, 2019 and 2018, the net income attributable to non-controlling interest was $2,295,736 and $3,210,683, respectively. The decrease in non-controlling interest is primarily due to the increase in net income of NetSol PK offset by a decrease in net income of NetSol Innovation.

Net Income attributable to NetSol

Net income was $5,085,778 for the nine months ended March 31, 2019 compared to $3,129,368 for the nine months ended March 31, 2018. This is an increase of $1,956,410 with an increase of $2,923,278 on a constant currency basis, compared to the prior year. For the nine months ended March 31, 2019, net income per share was $0.44 for basic and diluted shares compared $0.28 for basic and diluted shares for the nine months ended March 31, 2018.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Net Income (loss) before preferred dividend, per GAAP	$1,267,560	$2,864,445	$5,085,778	$3,129,368
Non-controlling interest	501,835	1,994,869	2,295,736	3,210,683
Income taxes	275,476	261,182	777,262	486,980
Depreciation and amortization	1,127,096	1,358,385	3,350,759	4,168,259
Interest expense	70,447	102,522	233,685	330,268
Interest (income)	(201,084)	(142,356)	(680,469)	(394,837)
EBITDA	$3,041,330	$6,439,047	$11,062,751	$10,930,721
Add back:
Non-cash stock-based compensation	154,551	448,233-	1,024,294	1,281,763
Adjusted EBITDA, gross	$3,195,881	$6,887,280	$12,087,045	$12,212,484
Less non-controlling interest (a)	(959,955)	(2,540,702)	(3,600,485)	(4,804,869)
Adjusted EBITDA, net	$2,235,926	$4,346,578	$8,486,560	$7,407,615

Weighted Average number of shares outstanding
Basic	11,656,098	11,190,048	11,580,066	11,118,529
Diluted	11,691,342	11,268,842	11,615,310	11,152,365

Basic adjusted EBITDA	$0.19	$0.39	$0.73	$0.67
Diluted adjusted EBITDA	$0.19	$0.39	$0.73	$0.66

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$501,835	$1,994,869	$2,295,736	$3,210,683
Income Taxes	109,957	65,798	251,321	106,221
Depreciation and amortization	360,071	449,828	1,064,203	1,382,148
Interest expense	22,173	31,865	75,082	105,400
Interest (income)	(43,905)	(43,702)	(165,020)	(125,777)
EBITDA	$950,131	$2,498,658	$3,521,322	$4,678,675
Add back:
Non-cash stock-based compensation	9,824	42,044	79,163	126,194
Adjusted EBITDA of non-controlling interest	$959,955	$2,540,702	$3,600,485	$4,804,869

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $17,014,590 at March 31, 2019, compared to $22,088,853 at June 30, 2018.

Net cash used in operating activities was $255,382 for the nine months ended March 31, 2019 compared to $2,252,005 provided by operating activities for the nine months ended March 31, 2018. At March 31, 2019, we had current assets of $56,284,483 and current liabilities of $21,322,832. We had accounts receivable of $18,983,809 at March 31, 2019 compared to $16,149,733 at June 30, 2018. We had revenues in excess of billings of $13,443,027 at March 31, 2019 compared to $15,492,447 at June 30, 2018 of which $Nil and $1,206,669 is shown as long term as of March 31, 2019 and June 30, 2018, respectively. The long-term portion was discounted by $238,576 at June 30, 2018, using the discounted cash flow method with interest rates ranging from 3.87% to 4.43% which was NetSol PK’s weighted average borrowing rate.

During the nine months ended March 31, 2019, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $784,656 from $31,642,180 at June 30, 2018 to $32,426,836 at March 31, 2019. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,881,435 and $8,111,332, respectively at March 31, 2019. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,873,809 and $8,595,919, respectively at June 30, 2018.

The average days sales outstanding for the nine months ended March 31, 2019 and 2018 were 174 and 274 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $2,711,588 for the nine months ended March 31, 2019, compared to $1,392,957 for the nine months ended March 31, 2018. We had purchases of property and equipment of $2,590,302 compared to $1,107,732 for the nine months ended March 31, 2018. For the nine months ended March 31, 2019 and 2017, we invested $1,126,500 and $550,000, respectively, in a short-term convertible note receivable from WRLD3D.

Net cash provided by financing activities was $559,667 for the nine months ended March 31, 2019, compared to cash used in financing activities of $1,117,872 for the nine months ended March 31, 2018. The nine months ended March 31, 2019 included the cash inflow of $85,000 from the exercising of stock options compared to $215,311 for the same period last year. During the nine months ended March 31, 2019, we purchased zero shares of our common stock from the open market compared to 171,074 shares of common stock for $750,714 for the same period last year. The nine months ended March 31, 2019 included the cash inflow of $1,337,092 from bank proceeds compared to $696,936 for the same period last year. During the nine months ended March 31, 2019, we had net payments for bank loans and capital leases of $298,610 compared to $961,901 for the nine months ended March 31, 2018. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2019, we had approximately $17.0 million of cash, cash equivalents and marketable securities of which approximately $15.5 million is held by our foreign subsidiaries. As of June 30, 2018, we had approximately $22.1 million of cash, cash equivalents and marketable securities of which approximately $20.9 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($389,610) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($3,557,865) and a running finance facility of Rupees 75 million ($533,694) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,704,049) and a running finance facility of Rs. 120 million ($853,910) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2019. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of March 31, 2019, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

NETSOL TECHNOLOGIES, INC.

Date:	May 14, 2019	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	May 14, 2019	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer