Form 10-K
period 2019-06-30
NETSOL TECHNOLOGIES INC
filed 2019-09-23
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $59,240,442 based upon the closing price of the stock as reported on NASDAQ Capital Market ($5.89 per share) on December 31, 2018, the last business day of the registrant’s second quarter. As of September 16, 2019, there were 11,664,239 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

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

OUR BUSINESS

Company Business Model

NetSol believes that strong technology solutions with provable returns on investment are required to sell to its globally competitive and mature marketplace. NetSol believes that people are the drivers of success. We invest in hiring, training and retaining top-notch staff to ensure not only successful selling but also the ongoing satisfaction of our clients. Taken together, this “selling and attentive servicing” approach creates a distinctive advantage for NetSol and a unique value for its customers. NetSol continues to underpin this effective business model with a combination of careful cost arbitrage, subject matter expertise, domain experience, scalability and proximity with its global and regional customers.

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

Proximity with Global and Regional Customers

The Company has offices across the world, located strategically to maintain close contact and proximity with its customers in various key markets. This has helped in strengthening customer relationships and building a deeper understanding of local market dynamics. Simultaneously, the Company is able to extend services and support development through a combination of local/onsite and central/off-site resources. This approach allows the Company to offer blended rates to its customers by employing a unique and cost-effective global development model.

While our business model is built around the development, implementation and maintenance of our suite of financial applications, under NFS™, NetSol has employed the same facilities and competencies to extend its offerings into related segments, including:

●	IT consulting & services
●	business intelligence
●	information security
●	independent system review
●	outsourcing services and software process improvement consulting
●	maintenance and support of existing systems
●	project management
●	technology/start-up incubation
●	Innovation Lab, developing new tools and technologies

Our global operation is broken down into three regions: North America, Europe and Asia Pacific. All subsidiaries are seamlessly integrated to function effectively with global delivery capabilities, cross selling to multinational asset finance companies, leveraging a centralized marketing and pre-sales organization and, a network of employees connected across the globe to support local and global customers and partners.

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

NFS™ and NFS Ascent™ Constituent Applications:

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

LeasePak

In North America, NetSol Technologies Americas, Inc. (“NTA”) has and continues to develop the LeasePak CMS product which is now tailored to be an offering on the Microsoft Azure™ cloud. LeasePak streamlines the lease and loan management lifecycle, enabling superior portfolio management, flexible financial products (lease or loan terms) and sophisticated financial analysis and management to reduce operating costs, simplify accounting and improve profits. It is scalable from a basic offering to a collection of highly specialized add on modules for systems, portfolios and accounting methods for virtually all sizes and complexity of operations. It is the centerpiece of vehicle leasing infrastructure at leading Fortune 500 banks and Automotive Captives, as well as for some of the industry’s leading independent lessors. It handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options for asset disposition and remarketing.

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

Implementation Process

The implementation process of our products can span from three to eighteen months depending upon the complexity and scope. The implementation process may also include related software services such as configuration, data migration, training, gaps development and any other additional third-party interfaces. Even after implementation, customers seek enhancements and additions to improve their business processes. NetSol charges these efforts in a man-day rate. Post implementation, NetSol consultants may remain at the client site to assist the customer in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all the transportation related expenses, boarding of the consultants, and a living allowance. NetSol’s involvement in all the above steps is priced to bring value to our customers and increase our profitability from our interactions.

Pricing and Revenue Streams

The Company’s revenue streams occur through the following three main areas:

●	Product licensing
●	Implementation related services
●	Maintenance and support related services

License fees in a single market can vary based on relatively low cost for a simple SaaS arrangement to a multi-million-dollar fee for multiple module implementations. There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the customer; internal business processes followed by the customer; number of business users; amount of customization required; complexity of data migration and branch network of the customer. The Company recognizes revenue from license contracts when the software has been delivered to the customer. Implementation related services, including configuration, data migration and third-party interfaces are recognized as the services are performed. Maintenance and support related services are then provided on a continued basis. The annual maintenance fee, which typically is an agreed upon percentage of overall monetary value of the license, then becomes an ongoing revenue stream realized on yearly basis. Revenue from software services includes fixed price and time and materials-based contracts and is recognized as the services are performed.

Joint Venture

Virtual Lease Services

Virtual Lease Services (VLS), has operated as a joint venture between NTE and Investec Bank since 2011. Effective June 30, 2019, NTE acquired Investec’s interest in VLS resulting in VLS becoming a wholly owned subsidiary of NTE and dissolving the joint venture. VLS provides an asset finance services proposition complementing our core solutions offerings. VLS provides three core services, covering business process outsourcing (BPO), provision of standby servicing to the securitization markets, and audit services. The cornerstone of VLS’s range of services is the BPO offering which provides portfolio management to a range of businesses, including start-ups, growth businesses, and those in run down mode. The BPO service also supports portfolio acquirers. VLS carries a Fitch ABS Primary Servicer Rating of “ABPS3+”.

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

Technical Affiliations

The Company is a Microsoft Certified Silver Partner and an Oracle Certified Partner.

Marketing and Selling

NetSol management continues its optimism that the Company will experience ever increasing opportunities for its product and services offerings in 2020 and beyond. The objective of the Company’s marketing program is to create and sustain preference and loyalty for NetSol. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and the website. In addition, corporate marketing oversees central marketing and communications programs for use by each of the business units.

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

The Asian continent, including Australia and New Zealand, from the perspective of marketing, are targeted by the Asia Pacific Region from its Bangkok, Beijing, Jakarta, Lahore, Shanghai and Sydney facilities. The marketing for our core offerings in the Americas and Europe is carried out from our Los Angeles Area, Horsham and London Metropolitan area offices, respectively.

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

Due to the growing demand for our core offerings and IT services, retention of technical and management personnel is essential. We have enhanced the compensation structure for our technical teams and senior management to stay ahead of global and regional competition. As a result, our employee turnover was under 10% in 2019 with a goal to maintain the turnover level under 10% during the 2020 fiscal year and onwards. In addition, we are committed to improving key performance indicators such as efficiency, productivity and revenue per employee.

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

NetSol believes it should give back to the community and employees as much as possible. Certain of our subsidiaries are located in regions where basic services are not readily available. Where possible, NetSol acts to not only improve the quality of life of its employees but also the standard of living in these regions. Examples of such programs are:

●	Humanitarian Relief— We are all aware of the devastation that can be wrought by natural disasters. NetSol has historically supported earthquake and flood relief where the need is the greatest.
●	Literacy Program—Launched to educate our illiterate employees, the main objective of this program is to enable these employees to acquire basic reading, writing and arithmetic skills.
●	Higher Education and Science and Research Institutions – In order to support higher education in Pakistan, we have contributed endowments to NUST, Forman Christian College, and a few other universities who are focused on science and engineering.
●	Noble Cause Fund—A noble cause fund has been established to meet medical and education expenses of the children of low paid employees. NetSol employees voluntarily contribute a fixed amount every month to the fund and the Company matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals, outside NetSol.
●	Day Care Facility—NetSol’s human resources are its key assets and thus the Company takes numerous steps to ensure the provision of basic comforts to its employees. In Pakistan, the provision of outside pre-school child care is a rarity. With this in mind, a children’s day care facility has been created near NetSol’s offices providing employees with peace of mind knowing their children are nearby and being taken care of by qualified staff in a child friendly facility.
●	Preventative Health Care Program—In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid and Flu on a routine basis.

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

As of June 30, 2019, we had approximately 1,360 employees; comprised of 90% software engineers, programmers, project managers, quality assurance, sales, pre-sales, business development, dedicated employees to core NFS and NFS Ascent and 10% non-IT personnel, and 100 plus employees supporting the regional offerings as well as IT consulting and services. None of our employees are subject to a collective bargaining agreement.

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

In the NFS™ business space, the barriers to entry are getting higher. The products and solutions are becoming more cutting-edge while richness in functionality is paramount. Older companies have prolonged the life of their legacy products by creating web-based front ends, while the core of the systems has not been re-engineered. In the case of NFS™, we compete chiefly against leading suppliers of IT solutions to the financial industry, including names such as White Clarke Group, Cassiopae, LineData, FIS, International Decision Systems (IDS), Data Scan, Alfa, 3i Infotech, Finnone and Nucleus Software.

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

Customers

NetSol customers include world renowned auto manufacturers through their finance arms and large regional banks. NetSol is a strategic business partner for Daimler and BMW (which consists of a group of many companies in different countries), which accounts for 35.3% and 18.5% of our revenue for our fiscal year ended June 30, 2019.

Global Operations and Geographic Data

The Company divides its operations into three regions: the Americas, Europe and Asia Pacific. The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

The Americas

NTA is headed by Mr. Doug Jones, who was appointed Vice President, Operations in June 2019. Formerly, Head of Products for North America, Doug is a veteran, focused, and driven technology leader credited with shaping team performance to deliver best-in-class, leading web-based and embedded software applications for the finance and leasing industry.

Europe

NTE is overseen by Mr. Olle Murby, Director and NetSol Europe Ascent is co-managed by Mr. Johannes Riedl and Mr. Chris Tobey. The role of Group Managing Director of Europe is assigned to Mr. Asad Ghauri in addition to his role as head of APAC sales organization. Mr. Ghauri has 17 years of experience in the Company, including a tenure as a board of director member, and vast experience in leading our APAC region. His successful record for NFS Legacy and NSF Ascent business in APAC would be most helpful to build Ascent reference in the European markets

VLS is led by Ms. Louise Ikonomides. As Managing Director and founding shareholder of VLS, Ms. Ikonomides has been with VLS since its inception in 1999.

Asia Pacific Region

NetSol Technologies, Ltd., (“NetSol PK”) a majority owned subsidiary of the parent company is located in Lahore, Pakistan and is headed by Mr. Salim Ghauri as its CEO. Mr. Ghauri is a co-founder of NetSol PK and has been with the Company since 1996. NetSol PK is the “Center of Excellence” and state of the art facility for programming, R&D, global implementations and 24-hour support to our customers worldwide.

NetSol Beijing entity is headed by Mr. Hui Liang as President. A two-decade long veteran of the tech industry, Liang brings his vast expertise to the Company. He has previously worked at Abeam Consulting, a Japanese consulting company specializing in enterprise solutions in a vast range of industries as well as for IBM Japan.

The Global Sales Division is headed by Mr. Naeem Ghauri as President of Sales from the NetSol Thai offices located in Bangkok, Thailand. Mr. Ghauri has been with NetSol since 1999 and has over 30 combined years of experience in business and IT. He is also a member of the board of directors of the parent Company.

The Asia Pacific region including Australia/New Zealand and the Middle East, is supported and clients serviced from the APAC region offices located in Sydney, Beijing, Shanghai, Bangkok, Lahore and Karachi. While Lahore, Pakistan continues to be a nucleus of the Company’s delivery and research and development, Bangkok’s expanded sales operation and client relations facility has grown into a back-up to the Lahore facility. With the continued growth of the Chinese market, our Beijing office continues to expand as both a sales and support facility. Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential new markets.

Our APAC Region accounted for approximately 81% of our revenues in 2019. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 21 of Notes to Consolidated Financial Statements under Item 8.

Intellectual Property

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information. The NetSol “N” logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan. The NetSol “N” logo has been registered with the U.S. Patent and Trademark Office. An application has been filed to trademark the NFS Ascent™ with the U.S. Patent and Trademark Office and is currently being processed. The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http://ir.netsoltech.com/governance-docs. The content of our websites is not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A - RISK FACTORS

Not Applicable

ITEM 2 - PROPERTIES

Our corporate headquarters are located in Calabasas, California where we lease 5,000 square feet of office space. We own our Lahore Technology Campus which consists of approximately 140,000 square feet of computer and general office space. This includes two adjacent five story buildings having a covered area of approximately 90,000 square feet with the capacity to house approximately 1,000 resources. In addition, we maintain leased office spaces in the UK, China, Australia, Thailand and a shared office in Indonesia. Our NTA office has been consolidated with the corporate headquarters. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

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

Fiscal Year 2019	High	Low
First Quarter	$6.95	$5.43
Second Quarter	$10.53	$5.16
Third Quarter	$8.27	$6.03
Fourth Quarter	$7.63	$5.12

Fiscal Year 2018	High	Low
First Quarter	$4.88	$3.30
Second Quarter	$4.95	$3.09
Third Quarter	$5.48	$4.25
Fourth Quarter	$6.60	$4.30

RECORD HOLDERS - As of September 16, 2019, the number of holders of record of the Company’s common stock was 87.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	40,386	(1)	$6.50	(2)	554,972	(3)
Equity Compensation Plans not approved by Security holders	None		None		None
Total	40,386		$6.50		554,972

(1)	Consists of 40,386 under the 2005 Incentive and Nonstatutory Stock Option Plan.
(2)	The weighted average exercise price of the options is $6.50.
(3)	Represents 1,000 available for issuance under the 2003 Incentive and Nonstatutory Stock Option Plan, 7,723 under the 2011 Incentive and Nonstatutory Stock Option Plan, 249,746 under the 2013 Incentive and Nonstatutory Stock Option Plan and 296,503 under the 2015 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

On May 29, 2019, the Company’s Board of Directors approved a stock repurchase program permitting the Company to repurchase up to $2,500,000 in share repurchases during an initial six-month period beginning on May 30, 2019 and expiring on November 30, 2019. After the date of the initial expiration, management will have the option to approve a secondary phase, which will cover up to $2,500,000 in additional share repurchases for another six-month period. The following table provides the repurchases made from May 30, 2019 through June 30, 2019.

Issuer Purchases of Equity Securities
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs (1)
Jun-19	41,650	$6.03	41,650	447,227

(1)	Maximum number of shares that may be purchased under the plan have been calculated by dividing $2,500,000 by the closing stock price at June 28, 2019.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for the year ended June 30, 2019. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlights for fiscal year 2018-19 were:

●	Our lead in the global asset finance and leasing space continued this fiscal year with several significant successful implementations, new major multimillion-dollar contract signings and a high number of potential leads.

●	We had multiple successful implementations for our largest customer (Daimler Financial Services) across various markets in the Asia Pacific region.

●	We secured a multimillion-dollar contract with a leading Asian auto finance company for the implementation of NFS Ascent’s Retail Platform, which consists of NFS Ascent CAP (Credit Application Processing) and NFS Ascent Contract Management System (CMS). The client is an existing customer and an international tier-one finance business with a multibillion-dollar loan portfolio.

●	A major contract for $30 million was signed with another tier-one German auto captive (BMW Financial) to implement Ascent Retail and Wholesale Platforms in China. Our premier solution was selected by this client from a list of four potential vendors due to Ascent’s unmatched reputation, unrivaled capabilities and due to our 100% successful implementation rate.

●	A multimillion-dollar contract was secured with a major American automaker to implement Ascent’s Retail Platform in China. This customer, another powerhouse in the automotive industry, has also grown into an important tier-one player in China over the last decade and a half.

●	We entered into a multimillion-dollar contract with a large UK vehicle finance company (BCA) to implement the Ascent Wholesale Platform.

●	We signed a multimillion-dollar contract with one of the subsidiaries of a Japanese equipment finance companies in New Zealand for the implementation of Ascent retail solution.

●	In view of our innovation-focused brand philosophy, we officially launched our rebranded corporate website which offers a simplistic, intuitive modern interface with smart navigation and a superior overall user experience. Adaptive, the theme of the new corporate website, is designed to signify our primary principles alongside the philosophy we hold in maintaining ourselves as a leader in the asset finance and leasing sector worldwide.

Our success, in the near term, will depend on the Company’s ability to: (a) continue to grow revenues and improve profits, (b) adequately capitalize for growth in various markets and verticals, (c) make progress in the North American and European markets (d) exploring potential product and service diversity through business combinations and, (d) continue to increase sales and marketing efforts in every market where we operate.

Marketing and Business Development Activities

Management has developed, and the board of directors has ratified, an aggressive growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The growth strategy contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Build strong C-level executive teams in each key location to execute our long-term strategy.
●	Develop, groom and retain the next tier level management for leadership to navigate long term growth.
●	Upgraded Bangkok and Beijing offices to support the growing and existing client relationships and new client acquisitions in the region.
●	Strengthen the NetSol brand in the Americas and Europe and further penetrate the APAC markets such as China, Thailand, Indonesia, Japan, Australia and New Zealand.
●	Maintain the quality of our delivery, after delivery support, and client relationships.
●	Further penetration of NFS Ascent™ into the leasing and financing sectors in China, APAC, Europe and North America by focusing on multi-national auto captive Fortune 500 companies.
●	Pursue a well thought out strategy to diversify into complimentary verticals by way of organic expansion, partnerships and synergistic M&A.
●	Continue to implement new tools, systems and processes, such as JIRA, and the Agile framework to further enhance productivity, efficiencies and operating margins.

Growth Prospects for NFS Ascent™

Growth prospects for NFS Ascent™ are linked to the maturing of the product portfolio and its growing customer base across different geographic and product markets. We are eyeing key international markets for growth in sales. Our sales strategy now carefully balances expansion into new geographic markets, including the Americas, Europe, and further penetration of our leading position in Asia Pacific.

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

Growth in Europe will come from the introduction of NFS AscentTM, which will allow NTE to support larger organizations than those typically selecting the existing LeaseSoft product set, and opens the door for European expansion. This is designed to attract larger license and professional services revenues across a wider geography. In addition, leveraging the core strengths of NFS AscentTM will increasingly provide opportunities in the automotive sector where NTE is currently underrepresented.

Growth in our traditionally strong base in Asia Pacific is expected through diversification across market segments to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and maintenance revenues by offering enhanced features and new solutions to emerging customer needs. In addition, there is a potential for NFS AscentTM in Asia Pacific in the form of existing customers who are looking for replacement of their current system.

In China, we are a de facto leader in the leasing and finance enterprise solution domain. With this position, we continue to enjoy demand for the current NFS™ solution, as well as NFS Ascent™. We will continue strengthening our position within existing multinational auto manufacturers, as well as, local Chinese captive finance and leasing companies. The Chinese auto leasing market is young and low on consumer penetration in comparison with the giant U.S. market.

In Thailand, we established a sales headquarters, client service center, as well as a headquarters for OTOZ. The NetSol Thai operation is the hub for our global markets and directly supports all APAC markets including China, Indonesia and Australia. Our operation in Bangkok serves a very robust and growing market for leasing companies and regional banks.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Latin American markets, primarily in Mexico, remain largely untapped.
●	The GDP of Pakistan is projected to have grown at a rate of 5.79% during the fiscal year 2018-19 according to Trading Economics. The newly elected Government is focused in “good governance”, infrastructure, education, rid of geo political issues, law and order, with a progressive mandate to become a leading economy in South East Asia.
●	US and Pakistan relations are more stable as both countries explore trade relations as well as considering Pakistan as a strong ally to end the US-Afghanistan occupation. (NPR, July 23, 2019)
●	China investment or CPEC (China Pakistan Economic Corridor) has exceeded $62 billion from an original commitment of $46 billion in Pakistan on energy and infrastructure projects.
●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, Africa and Australia.
●	Continued interest from Fortune 500 multinational auto captives and global companies in NETSOL Ascent™.
●	Growing interest from existing clients in the NFS™ legacy systems in emerging and developing markets.
●	Growing demand and traction for upgrading to NFS Ascent™ by existing tier one auto captive clients.
●	Higher caliber and quality talent joining us, globally.
●	NetSol’s ability and vision to have built a new innovation lab to remain competitive and strong in the marketplace.

Negative trends:

●	Regional tensions in Afghanistan and uncertainty caused in neighboring Kashmir and Indian territories.
●	China – US Trade war could have negative ancillary effect on automobile lease industry.
●	Geopolitical unrest in the Middle East, South East Asia and potential terrorism and the disruption risk it creates.
●	General global market worries of recession and uncertainty due to Brexit in Europe and US China trade war.
●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.
●	Recent growing tensions between Pakistan and India.

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

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2019 COMPARED TO THE YEAR ENDED JUNE 30, 2018

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2019 and 2018 as a percentage of revenues.

	For the Years
	Ended June 30,
	2019	%	2018	%
Net Revenues:
License fees	$16,768,749	24.7%	$6,598,254	10.8%
Maintenance fees	15,010,171	22.1%	14,382,309	23.6%
Services	34,185,992	50.4%	33,611,982	55.2%
License fees - related party	-	0.0%	261,513	0.4%
Maintenance fees - related party	511,242	0.8%	418,444	0.7%
Services - related party	1,343,029	2.0%	5,657,756	9.3%
Total net revenues	67,819,183	100.0%	60,930,258	100.0%

Cost of revenues:
Salaries and consultants	19,253,364	28.4%	21,856,162	35.9%
Travel	6,527,868	9.6%	1,775,327	2.9%
Depreciation and amortization	3,525,857	5.2%	4,610,737	7.6%
Other	4,066,443	6.0%	3,481,115	5.7%
Total cost of revenues	33,373,532	49.2%	31,723,341	52.1%

Gross profit	34,445,651	50.8%	29,206,917	47.9%
Operating expenses:
Selling and marketing	7,831,758	11.5%	7,620,476	12.5%
Depreciation and amortization	897,800	1.3%	962,737	1.6%
General and administrative	16,916,953	24.9%	16,714,797	27.4%
Research and development cost	1,971,228	2.9%	853,996	1.4%
Total operating expenses	27,617,739	40.7%	26,152,006	42.9%

Income (loss) from operations	6,827,912	10.1%	3,054,911	5.0%
Other income and (expenses)
Gain (loss) on sale of assets	81,455	0.1%	7,594	0.0%
Interest expense	(311,798)	-0.5%	(422,327)	-0.7%
Interest income	955,061	1.4%	592,153	1.0%
Gain on foreign currency exchange transactions	6,345,859	9.4%	5,010,383	8.2%
Share of net loss from equity investment	(841,845)	-1.2%	(262,556)	-0.4%
Other income	18,680	0.0%	42,847	0.1%
Total other income (expenses)	6,247,412	9.2%	4,968,094	8.2%

Net income before income taxes	13,075,324	19.3%	8,023,005	13.2%
Income tax provision	(1,057,784)	-1.6%	(873,027)	-1.4%
Net income	12,017,540	17.7%	7,149,978	11.7%
Non-controlling interest	(3,434,141)	-5.1%	(2,843,090)	-4.7%
Net income attributable to NetSol	$8,583,399	12.7%	$4,306,888	7.1%

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 21 “Segment Information and Geographic Areas” within the Notes to the Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Year				Change in	Change due to	(Unfavorable)
	Ended June 30,				Constant	Currency	Change as
	2019	%	2018	%	Currency	Fluctuation	Reported

Net Revenues:	67,819,183	100.0%	60,930,258	100.0%	17,504,078	(10,615,153)	6,888,925

Cost of revenues:	33,373,532	49.2%	31,723,341	52.1%	(7,906,912)	6,256,721	(1,650,191)

Gross profit	34,445,651	50.8%	29,206,917	47.9%	9,597,166	(4,358,432)	5,238,734

Operating expenses:	27,617,739	40.7%	26,152,006	42.9%	(4,995,343)	3,529,610	(1,465,733)

Income (loss) from operations	6,827,912	10.1%	3,054,911	5.0%	4,601,823	(828,822)	3,773,001

Net revenues for the years ended June 30, 2019 and 2018 by segment are as follows:

	2019		2018
	Revenue	%	Revenue	%

North America	$3,947,408	5.8%	$4,036,626	6.6%
Europe	9,148,164	13.5%	8,879,160	14.6%
Asia-Pacific	54,723,611	80.7%	48,014,472	78.8%
Total	$67,819,183	100.0%	$60,930,258	100.0%

Revenues

License fees

License fees for the year ended June 30, 2019 were $16,768,749 compared to $6,598,254 for the year ended June 30, 2018 reflecting an increase of $10,170,495 with a change in constant currency of $13,034,626. The increase in license revenue for the fiscal year ended June 30, 2019 compared to 2018 is primarily due to the $6,600,000 of license revenue recognized for the DFS, 12 country NFS Ascent™ contract in financial year 2019, $8,000,000 related to the NFS Ascent™ contracts signed with a tier-one auto captive finance company and a major American multinational automaker to implement our product in China, and $2,200,000 from license revenues through sales of our regional offerings in China, Australia, the U.S. and the U.K. During fiscal year 2018, we had NFS AscentTM Digital license revenue of approximately $2,600,000 and NFS Ascent™ CAP and CMS license revenue of approximately $2,600,000. We also had license revenues through sales of our regional offerings in the U.S. and the U.K. for approximately $1,300,000.

License fees – related party

License fees from related party for the year ended June 30, 2019 were $Nil compared to $261,513 for the year ended June 30, 2018 reflecting a decrease of $261,513 with a change in constant currency of $261,513.

Maintenance fees

Maintenance fees for the year ended June 30, 2019, were $15,010,171 compared to $14,382,309 for the year ended June 30, 2018 reflecting an increase of $627,862 with a change in constant currency of $2,712,883. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2018 and into fiscal year 2019. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Maintenance fees – related party

Maintenance fees from related party for the year ended June 30, 2019, were $511,242 compared to $418,444 for the year ended June 30, 2018, reflecting an increase of $92,798 with a change in constant currency of $116,694.

Services

Services income for the year ended June 30, 2019, was $34,185,992 compared to $33,611,982 for the year ended June 30, 2018, reflecting an increase of $574,010 with a change in constant currency of $6,025,805. The services revenue increase was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the year ended June 30, 2019 was $1,343,029 compared to $5,657,756 for the year ended June 30, 2018 reflecting a decrease of $4,314,727 with a change in constant currency of $4,146,153. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $3,220,000 or $3,230,000 on a constant currency basis, a decrease of approximately $303,000 or $180,394 on a constant currency basis due to services performed for WRLD3D, and a decrease of approximately $792,000 or $758,000 on a constant currency basis related to services performed for Investec.

Gross Profit

The gross profit was $34,445,651, for the year ended June 30, 2019 as compared with $29,206,917 for the year ended June 30, 2018. This is an increase of $5,238,734 with an increase in constant currency of $9,597,166. The gross profit percentage for the year ended June 30, 2019 also increased to 50.8% from 47.9% for the year ended June 30, 2018. The cost of sales was $33,373,532 for the year ended June 30, 2019 compared to $31,723,341 for the year ended June 30, 2018 for an increase of $1,650,191 and on a constant currency basis an increase of $7,906,912. As a percentage of sales, cost of sales decreased from 52.1% for the year ended June 30, 2018 to 49.2% for the year ended June 30, 2019.

Salaries and consultant fees decreased by $2,602,798 from $21,856,162 for the year ended June 30, 2018 to $19,253,364 for the year ended June 30, 2019 and on a constant currency basis increased by $807,187. The decrease in salaries and consultant fees is due to the devaluation of the Pakistan Rupee (“PKR”) compared to the U.S. Dollar. We had 1,081,976 and 932 technical employees as of June 30, 2017, 2018 and 2019, respectively. As a percentage of sales, salaries and consultant expense decreased from 35.9% for the year ended June 30, 2018 to 28.4% for the year ended June 30, 2019.

Travel increased by $4,752,541 from $1,775,327 for the year ended June 30, 2018 to $6,527,868 for the year ended June 30, 2019 and on a constant currency basis increased by $6,084,526. The increase in travel is due to the continuing implementation costs related to the 12 country contract and the implementation of the five-year contract signed with a tier-one auto captive finance company to implement NFS AscentTM in China. As a percentage of sales, travel expense increased from 2.9% for year ended June 30, 2018 to 9.6% for the year ended June 30, 2019.

Depreciation and amortization expense decreased to $3,525,857 compared to $4,610,737 for the year ended June 30, 2018 or a decrease of $1,084,880 and on a constant currency basis a decrease of $257,238. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $27,617,739 for the year ended June 30, 2019 compared to $26,152,006, for the year ended June 30, 2018 for an increase of 5.6% or $1,465,733 and on a constant currency basis an increase of 19.1% or $4,995,343. As a percentage of sales, it decreased from 42.9% to 40.7%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages and research and development cost.

Selling and marketing expenses increased $211,282 or 2.8% and on a constant currency basis an increase of $1,377,067 or 18.1%. The increase in selling and marketing expenses is due to increase in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $16,916,953 for the year ended June 30, 2019 compared to $16,714,797 at June 30, 2018 or an increase of $202,156 or 1.2% and on a constant currency basis an increase of $2,039,456 or 12.2%. During the year ended June 30, 2019, salaries increased by approximately $936,624 or $1,851,230 on a constant currency basis due to bonuses, annual raises, and grants of shares. Professional services decreased by approximately $80,167 or $49,453 on a constant currency basis and other general and administrative expenses decreased by approximately $668,087 or increased approximately $157,690 on a constant currency basis.

Research and development costs were $1,971,228 for the year ended June 30, 2019 compared to $853,996 at June 30, 2018 or an increase of $1,117,232 or 130.8% and on constant currency basis an increase of $1,523,863 or 178.4%. The increase in research and development costs is due to our innovation initiatives with Blockchain, AI, and IoT.

Income/Loss from Operations

Income from operations was $6,827,912 for the year ended June 30, 2019 compared to $3,054,911 for the year ended June 30, 2018. This represents an increase of $3,773,001 with an increase of 4,601,823 on a constant currency basis for the year ended June 30, 2019 compared with the year ended June 30, 2018. As a percentage of sales, income from operations was 10.1% for the year ended June 30, 2019 compared to 5.0% for the year ended June 30, 2018.

Other Income and Expense

Other income was $6,247,412 for the year ended June 30, 2019 compared to $4,968,094 for the year ended June 30, 2018. This represents an increase of $1,279,318 with an increase of $3,119,892 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. Dollar and the Euro. During the year ended June 30, 2019, we recognized a gain of $6,345,859 in foreign currency exchange transactions compared to a $5,010,383 for the year ended June 30, 2018. During the year ended June 30, 2019, the value of the U.S. dollar and the Euro increased 33.9% and 30.8%, respectively, compared to the PKR. During year ended June 30, 2018, the value of the U.S. dollar and the Euro increased 16.3% and 18.9%, respectively, compared to the PKR.

Non-controlling Interest

For the year ended June 30, 2019 and 2018, the net income attributable to non-controlling interest was $3,434,141 and $2,843,090, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK offset by a decrease in net income of NetSol Innovation.

Net Income/Loss attributable to NetSol

Net income was $8,583,399 for the year ended June 30, 2019 compared to $4,306,888 for the year ended June 30, 2018. This is an increase of $4,276,511 with an increase of $5,934,990 on a constant currency basis, compared to the prior year. For the year ended June 30, 2019, net income per share was $0.74 for basic and diluted shares. For the year ended June 30, 2018, net income per share was $0.38 for basic and diluted shares.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of adjusted EBITDA and adjusted EBITDA per basic and diluted share meet the definition of a non-GAAP financial measure.

We define the non-GAAP measures as follows:

●	EBITDA is GAAP net income before net interest expense, income tax expense, depreciation and amortization.

●	Non-GAAP adjusted EBITDA is EBITDA plus stock-based compensation expense.

●	Adjusted EBITDA per basic and diluted share – Adjusted EBITDA allocated to common stock divided by the weighted average shares outstanding and diluted shares outstanding.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the years ended June 30, 2019 and 2018 are as follows:

	Year	Year
	Ended	Ended
	June 30, 2019	June 30, 2018

Net Income (loss) before preferred dividend, per GAAP	$8,583,399	$4,306,888
Non-controlling interest	3,434,141	2,843,090
Income taxes	1,057,784	873,027
Depreciation and amortization	4,423,657	5,573,474
Interest expense	311,798	422,327
Interest (income)	(955,061)	(592,153)
EBITDA	$16,855,718	$13,426,653
Add back:
Non-cash stock-based compensation	1,174,625	1,861,445
Adjusted EBITDA, gross	$18,030,343	$15,288,098
Less non-controlling interest (a)	(5,140,004)	(4,947,498)
Adjusted EBITDA, net	$12,890,339	$10,340,600

Weighted Average number of shares outstanding
Basic	11,599,290	11,197,319
Diluted	11,621,990	11,197,319

Basic adjusted EBITDA	$1.11	$0.92
Diluted adjusted EBITDA	$1.11	$0.92

(a) The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$3,434,141	$2,843,090
Income Taxes	351,778	162,419
Depreciation and amortization	1,397,613	1,817,367
Interest expense	99,696	136,445
Interest (income)	(229,802)	(180,061)
EBITDA	$5,053,426	$4,779,260
Add back:
Non-cash stock-based compensation	86,578	168,238
Adjusted EBITDA of non-controlling interest	$5,140,004	$4,947,498

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $17,366,364 at June 30, 2019, compared to $22,088,853 at June 30, 2018.

Net cash provided by operating activities was $4,933,210 for the year ended June 30, 2019 compared to $15,714,322 for the year ended June 30, 2018. At June 30, 2019, we had current assets of $54,591,816 and current liabilities of $20,448,217. We had accounts receivable of $15,599,314 at June 30, 2019 compared to $16,149,733 at June 30, 2018. We had revenues in excess of billings of $16,111,366 at June 30, 2019 compared to $15,492,447 at June 30, 2018 of which $1,281,492 and $1,206,669 are shown as long term as of June 30, 2019 and 2018, respectively. The long-term portion was discounted by $99,139 and $238,576 at June 30, 2019 and 2018, respectively, using the discounted cash flow method with interest rates ranging from 3.87% to 4.43%, during years ended June 30, 2019 and 2018. During the year ended June 30, 2019, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $68,500 from $31,642,180 at June 30, 2018 to $31,710,680 at June 30, 2019. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,476,560 and $6,905,597, respectively at June 30, 2019. The average days sales outstanding for the years ended June 30, 2019 and 2018 were 171 and 192 days respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $3,649,680 for the year ended June 30, 2019, compared to $3,693,684 for the year ended June 30, 2018. We had net purchases of property and equipment of $1,555,680 compared to $1,506,197 for the comparable period last fiscal year. For the year ended June 30, 2019 and 2018, we invested $1,526,500 and $1,923,500, respectively, in short-term convertible notes. For the year ended June 30, 2019, we purchased the remaining 49% share of VLS for $927,100. We paid cash of $317,500 at the closing date with $317,500 due on December 31, 2019 and $292,100 due June 30, 2020.

Net cash provided by financing activities was $17,167 compared to $1,016,766 used in financing activities, for the years ended June 30, 2019, and 2018, respectively. The year ended June 30, 2019 included the cash inflow of $85,000 from the exercising of stock options compared to $312,311 for the year ended June 30, 2018. During the year ended June 30, 2019, we purchased 41,650 shares of our common stock from the open market for $250,945 compared to 171,074 shares of common stock for $750,714 for the same period last year. The year ended June 30, 2019, included cash inflow of $1,227,158 from bank proceeds compared to $1,455,250 for the same period last year. During the year ended June 30, 2019, we had net payments for bank loans and capital leases of $480,231 compared to $1,626,109 for the year ended June 30, 2018. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options. As of June 30, 2019, we had approximately $17.4 million of cash, cash equivalents and marketable securities of which approximately $16.1 million is held by our foreign subsidiaries. As of June 30, 2018, we have approximately $22.1 million of cash, cash equivalents and marketable securities of which approximately $20.9 million is held by our foreign subsidiaries. The Tax Act, which was passed on December 22, 2017, imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. At June 30, 2018, we calculated the deemed repatriation earnings to be $14,130,337 which was fully offset with our net operating loss carry forwards.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($379,747) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($3,066,355) and a running finance facility of Rupees 75 million ($459,953) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,330,431) and a running finance facility of Rs. 120 million ($735,925) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

As of the date of this report, we are in compliance with the financial covenants associated with our borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

Dividends and Redemption

It has been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, under which common stock dividends have not been paid since our inception is expected to continue but is subject to regular review by the Board of Directors.

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Debt Obligations
D&O Insurance	$67,671	$67,671	$-	$-	$-
Bank Overdraft Facility	-	-	-	-	-
Loan Payable Bank - Export Refinance	3,066,355	3,066,355	-	-	-
Loan Payable Bank - Export Refinance II	2,330,431	2,330,431	-	-	-
Loan Payable Bank - Running Finance	735,925	735,925	-	-	-
Related party note payable	82,969	15,838	53,777	13,354	-
Subsidiary Capital Leases	861,784	364,343	497,441	-	-
					-
Operating Lease Obligations					-
Non-cancellable operating lease	1,873,220	744,549	783,618	233,916	111,137
					-
Total	$9,018,355	$7,325,112	$1,334,836	$247,270	$111,137

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NetSol’s financial statements for the fiscal years ended June 30, 2019 and June 30, 2018, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol’s financial statements for the fiscal years ended June 30, 2019 and June 30, 2018, there were no disagreements, disputes, or differences of opinion with KSP Group, Inc. (“KSP”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of KSP would have caused KSP to make reference to the matter in its report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2019. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2019, the Company’s internal control over financial reporting are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2019, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2019, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2018 Annual Shareholders Meeting held in June 2019, a seven-member board stood for election. The members were elected and, according to the bylaws of the company shall retain their position as directors until the next meeting. The board of directors is made up of: Mr. Najeeb U. Ghauri (Chairman of the Board), Mr. Naeem U. Ghauri, Ms. Malea Farsai, Mr. Shahid Javed Burki, Mr. Mark Caton, Mr. Kausar Kazmi and Mr. Henry Tolentino.

Committees

The Audit Committee is made up of Mr. Burki, as Chairman, and Mr. Caton, Mr. Kazmi and Mr. Tolentino as members. The Compensation Committee consists of Mr. Caton, as Chairman, and Mr. Burki, Mr. Kazmi and Mr. Tolentino as its members. The Nominating and Corporate Governance Committee consists of Mr. Tolentino, as Chairman, and Mr. Burki, Mr. Caton and Mr. Kazmi as its members.

The table below provides the membership for each of the committees during Fiscal Year 2019.

Nominating and
Corporate
	Audit	Compensation	Governance
Director	Committee	Committee	Committee
Najeeb Ghauri
Naeem Ghauri
Malea Farsai
Eugen Beckert * (I)	X	X	X (C)
Shahid J. Burki (I)	X (C)	X	X
Mark Caton (I)	X	X (C)	X
Kausar Kazmi ** (I)
Henry Tolentino (I) (N)	X	X	X

*	Mr. Beckert was replaced by Mr. Kazmi in June 2019.
**	Mr. Kazmi was elected to the Board in June 2019 but did not join as a committee member until August 2019.
(I)	Denotes an Independent Director.
(C)	Denotes the Chairperson of the Committee.
(N)	Mr. Tolentino became the Nominating Committee Chairman in August 2019.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected as an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	65	Chief Executive Officer, Chairman and Director	Brother to Naeem Ghauri
Roger Almond	2013	54	Chief Financial Officer	None
Patti L. W. McGlasson	2004	54	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Naeem Ghauri	1999	62	Director	Brother to Najeeb Ghauri
Malea Farsai	2018	50	Director	None
Shahid Javed Burki	2000	81	Director	None
Mark Caton	2002	70	Director	None
Syed Kausar Kazmi	2019	66	Director	None
Henry Tolentino	2018	70	Director	None

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

Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri attended Eastern Illinois University in 1977-78 for B.S Degree. He earned an M.B.A. in Marketing Management from Claremont Graduate School in California in 1981. Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008 and 2009. Recently Mr. Ghauri was elected as Director custodian at NUST (National University of Science and Technology) in Islamabad, Pakistan. Mr. Ghauri is a frequent speaker at Anderson Business School at UCLA and keynote speaker in several US and Pakistan based organizations and charitable institutions,

ROGER ALMOND was appointed Chief Financial Officer on September 9, 2013. Since 2007, Roger Almond held the position of Senior Manager at Pickard & Green Certified Public Accountants where he and his team were responsible for assisting national and international companies with their financial reporting requirements to the SEC. Roger Almond’s duties also included overseeing multiple entity consolidations, converting financial data to US GAAP, preparing financials statements, footnotes and MD&A. Prior to his current position, Roger Almond held the position of Assurance Manager at Grant Thornton LLP, in Los Angeles, California from 2003-2006. From November 1999 to August 2003, he was the Chief Financial Officer of Keysor Century Corporation located in Saugus, California.

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

Ms. McGlasson has nearly 28 years of experience in corporate law, mergers and acquisitions, business and cross-border transactions and securities law. Immediately prior to joining NetSol, Patti practiced at Vogt & Resnick, law corporation. She was admitted to practice in California in 1991.

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

NAEEM GHAURI has been a Director of the Company since 1999 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri is also a co-founder of the Company. Currently, Mr. Ghauri serves as the President and Director of Global Sales of NetSol as well as the director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London. While instrumental in numerous transactions, his most significant contribution to the revenue of the Company was his role in overseeing and leading the closing of the largest contract to date for the Company worth $100 million signed in December 2015. More recently, Mr. Ghauri headed the sales team that signed a contract valued in excess of $35 million. Mr. Ghauri has spearheaded the Innovation practice of the Company while located in Thailand with an eye towards working with rideshare platforms as sustainable business models for the Company as the CEO of OTOZ, Inc. Prior to joining the Company, Mr. Ghauri was Program Director for Mercedes-Benz Finance Ltd., from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysts and users in nine European Countries. Mr. Ghauri is a board member of Drivemate Co., Ltd., the Company’s partner in Thailand, as a representative of NetSol. Mr. Ghauri earned his degree in computer science from Brighton University in England.

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

Mr. Burki is the Chairman of the Shahid Javed Burki Institute of Public Policy located in Lahore, Pakistan. Mr. Burki has authored several books and articles on development issues including Rising Powers, Global Governance, in 2017; Changing Perceptions, Altered Reality: Pakistan’s Economy Under Musharraf, 1999-2006 (Oxford University Press, 2007; Pakistan Under Bhutto (Macmillan, 1990; and Study of Chinese Communes (Harvard University Press, 1969). Mr. Burki’s latest book is a collection of essays, Pakistan at 70 and he is also finishing another book called Pakistan’s Foreign Relations to be published by Fall of 2019 by Oxford University Press.

Mr. Burki is a chairman of the Audit Committee and a member of the Compensation and Nominating and Corporate Governance Committees. Mr. Burki is the Company’s Financial Expert on the Audit Committee.

MARK CATON joined the Board of Directors in 2007. Mr. Caton is currently President of Ciena Financial, Inc. a diversified financial services company, a position he has held since 2006. Prior to joining Ciena, Mr. Caton was President of NetSol Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was employed by ePlus from 1994 to 2002 as Senior Vice President-Business Development. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NetSol from 2002-2003. Mr. Caton is a Chairman of the Compensation Committee and a member of the Audit and Nominating and Corporate Governance Committees. Mr. Caton received his BA from UCLA in psychology in 1971.

MALEA FARSAI was nominated and elected to the Board of Directors for the first time in June 2018. Before joining NetSol in March 2000, Ms. Farsai was an associate at the law firm of Horowitz and Beam where she represented both domestic and international private and public clients from technology to apparel in various transactions. She has also worked on the formation of business startups and IPOs. Ms. Farsai was on the team that took the Company public and is the one who listed NetSol on NASDAQ in 1999 and has maintained its listing since then to current. After nearly two decades with NetSol, Ms. Farsai continues to work part-time as the Company’s Corporate Counsel overseeing the Company’s insurance needs as well as day to day corporate legal needs. During her tenure as a Board member this past year, Ms. Farsai has been actively updating and overseeing the Company’s Corporate and Social Responsibilities (CSR) globally. Prior to joining NetSol, she practiced law with the law firm of Horwitz and Beam in Irvine, California from 1996-2000. Ms. Farsai received her B.A. degree from University of California, Irvine and her J.D. in 1996 from WSU, and has been a member of the California State Bar since 1996. She sits on the board of various charitable organizations in Los Angeles.

HENRY TOLENTINO brings more than 30 years of experience in the auto finance industry working with global manufacturers such as Toyota and General Motors. Prior to joining NetSol’s advisory board, Mr. Tolentino held several executive positions at Toyota Leasing (Thailand) Co., Ltd., including most recently as president from 2006 to 2014 and then served as an advisor from 2015 to 2016. Prior to Toyota Leasing, Mr. Tolentino spent more than 10 years with Toyota Motor Credit Corporation, USA. He began his career in the auto finance industry with General Motors Acceptance Corporation. Mr. Tolentino joined the advisory board of NetSol in September 2017 where he provided strategic advice to the senior management of the Company. He is a board member of Drivemate Co. Ltd., the Company’s partner in Thailand representing NetSol. Mr. Tolentino is Chairman of the Nominating and Corporate Governance Committee and a member of the Audit and Compensation Committees. He resides in Thailand.

SYED KAUSAR KAZMI was elected to the Board of Directors in 2019. Mr. Kazmi brings over 40 years of expertise in the banking industry and is currently the Head of Commercial Banking and Business Development at Habib Bank Zurich PLC, located in London, where he has served in this capacity since 2016. Prior to this position, Mr. Kazmi served as the Head of Business Development for UK and Europe at Habib Bank AG Zurich in London from 2012-2016, before which Mr. Kazmi was the CEO of the UK operations of Habib Bank AG Zurich from 2009-2012. In 2018, Mr. Kazmi was awarded by Power 100, Parliamentary Review in association with The British Publishing Company a “Lifetime Achievement Award” for his significant and lasting impact on the banking sector. In addition, Mr. Kazmi has been awarded by the Asian Media Group the “GG2 Power List” celebrating Britain’s 101 most influential Asians from 2016-2018. Mr. Kazmi received his BSc in Chemical Engineering with II Class Honors from Habib Institute of Technology in 1974. He sits on the board of many charitable organizations, with a focus on helping raise funds. Mr. Kazmi is a member of the Audit, Compensation and Nominating and Corporate Governance Committees.

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

Audit Committee

The Company has an Audit Committee whose members are the independent directors of the Company, specifically, Mr. Burki, Mr. Caton, Mr. Kazmi and Mr. Tolentino. Mr. Burki is the current Chairman of the Audit Committee.

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

ITEM 11-EXECUTIVE COMPENSATION

Introduction

Our Compensation Committee is responsible for establishing and overseeing compensation programs that comply with NetSol’s executive compensation philosophy. As described in this Compensation Discussion and Analysis (“CD&A”), the Compensation Committee follows a disciplined process for setting executive compensation. This process involves analyzing factors such as company performance, individual performance, strategic goals and competitive market data to arrive at each element of compensation. The Compensation Committee approves compensation decisions for all executive officers. An independent compensation consultant helps the Compensation Committee by providing advice, information, and an objective opinion. This CD&A will focus on the compensation awarded to NetSol’s “named executive officers”—the Chief Executive Officer, Chief Financial Officer, and General Counsel, Corporate Secretary. You can find more complete information about all elements of compensation for the named executive officers in the following discussion and in the Summary Compensation table that appears on page 43.

Fiscal 2019 Executive Compensation Highlights and Governance

This section identifies the most significant decisions and changes made regarding NetSol’s executive compensation in fiscal year 2019.

Shareholder Approval of Compensation

At the last annual general meeting held on June 10, 2019, shareholders expressed support for our executive compensation programs, with 78% of votes cast at the meeting voting to ratify the compensation of our named executive officers. Although the advisory shareholder vote on executive compensation is non-binding, the Compensation Committee has considered, and will continue to consider, the outcome of the vote and the sentiments of our shareholders when making future compensation decisions for the named executive officers. Based on the results from our last annual general meeting, the Compensation Committee believes shareholders support the Company’s executive compensation philosophy and the compensation paid to the named executive officers.

Taking into account the marked increase in support of this plan at the June 10, 2019 Annual Shareholders Meeting, the Compensation Committee believes the compensation program meaningfully explains the Compensation Committee’s compensation decisions and its determination to tie long term incentives of the Chief Executive Officer to performance criteria. The Compensation Committee continues to reach out to its shareholders regarding their positions on the Company’s compensation program. In connection with the proxy solicitations, the executive compensation was discussed with certain of our top shareholders and their general acceptance of the compensation structure is reflected in the proxy vote results. Accordingly, the Compensation Committee will continue to provide the CEO with a bonus criterion that is based on total revenues and income from operations on a graduated basis. Bonuses would be paid 60% in cash and 40% in stock valued at the date in which the bonus is earned or June 30, 2019.

Based on the 2016 Annual Meeting of Shareholders vote on the Frequency of Say on Pay voting, we will continue to provide our stockholders with an annual opportunity to cast an advisory vote on the compensation programs for our named executive officers and as always, the stockholders are welcome to contact Investor Relations with any questions.

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

● Our policy prohibits the named executive officers from selling any newly issued shares for a period of three months, in an open market transaction.

● Beginning with our fiscal year 2018-2019, we modified our compensation practices for our CEO to tie a significant portion to financial results both on a top line and bottom-line basis.

General Compensation Overview

For 2019, compensation designed for our executive officers consisted of:

●	Base Salary
●	Cash awards at the discretion of the Compensation Committee
●	Long term equity in the form of time-based restricted stock; and
●	Ability to participate generally in all group health and welfare benefit programs and tax-qualified retirement plans on the same basis as applicable to all of our employees.

In response to discussions we have had with certain shareholders and given the percentage voting in favor of our executive compensation, beginning with the 2019 fiscal year, Chief Executive Officer compensation shall consist of:

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

Independent Compensation Consultant

The Compensation Committee retained Compensation Resources, Inc. as its independent compensation consultant. Compensation Resources provided chief executive officer and director compensation consulting services to the Compensation Committee, including a competitive market analysis of peers and the base salary, total cash compensation and total direct compensation. Interactions with Compensation Resources was limited to the Compensation Committee Chair and interaction with executives was generally limited to discussions as required to compile information at the Compensation Committee’s direction. During fiscal year 2019, Compensation Resources did not provide services to the Company. Based on these factors and its own evaluation of Compensation Resources independence pursuant to the requirements approved and adopted by the SEC, the Compensation Committee has determined that the work performed by Compensation Resources does not raise any conflicts of interest.

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

Executive Compensation Principles

Shareholder Alignment	●	Our executive compensation programs are designed to create shareholder value.
	●	Long-term incentive awards, delivered in the form of equity, make up a portion of our executives’ total compensation and closely align the interests of executives with the long-term interests of our shareholders. Our policy prohibits the named executive officers from selling any newly issued shares for a period of three months, on an open market transaction.
Performance based	●	Long-term incentive awards are designed to reward our executive officers for creating long-term shareholder value. Long-term incentive awards are granted primarily in the form of stock options and/or shares.
Appropriate Risk	●	Our executive compensation programs are designed to encourage executive officers to take appropriate risks in managing their businesses to achieve optimal performance.
Competitive with external talent markets	●	Our executive compensation programs are designed to be competitive within the relevant markets.
Simple and transparent	●	Our executive compensation programs are designed to be readily understood by our executives, and transparent to our investors.

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

2019 Executive Compensation Components

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

We provided a 4% increase in base salary for Mr. Almond and Ms. McGlasson in fiscal 2019. Effective in 2020, Mr. Almond and Ms. McGlasson received a 5% and 3% increase in base salary. In fiscal year 2019, Mr. Ghauri’s base salary was increased by 16.7%, due in part, to the peer analysis provided by our compensation consultant. Mr. Ghauri did not seek an increase in his salary for fiscal 2020 and the Compensation Committee determined that the base salary remained appropriate. The Compensation Committee set the salaries of the remaining named executive officers for 2020 based on the relative compensation of the executive team, the contributions, maturity and tenure of the executive team. The Compensation Committee determined that salary alone was an adequate basis for short term compensation, and that equity incentives would be used for the long-term elements of incentive programs for Ms. McGlasson and Mr. Almond.

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The Compensation Committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses. Further, the compensation committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria in order to achieve the bonus. The Company’s bonus criteria at the executive management level, is typically based on a gross revenue and income from operations targets. Cash bonuses, if any for 2019 are reflected in the summary of compensation discussed below starting on page 43. For 2019, based on structured KPI’s by the compensation committee, Mr. Ghauri earned $432,488 of which $110,325 is based on incremental revenue and $322,163 is based on income from operations. The bonus is split into $259,493 amount in cash and $172,995 amount in shares. See bonus structure as discussed below on page 41. The Compensation Committee determined that Gross Revenue and Income from Operations structure used in fiscal 2019 continues to be a proper measure for measuring Mr. Ghauri’s performance in that it encourages his participation in revenue generating activities and continues to incentivize him to monitor and maximize cost efficiency. The Compensation Committee elected to grant Mr. Ghauri a $300,000 cash award in fiscal 2019 based on his initiative that saved the Company in excess of $7 million in fiscal year 2018.

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

In fiscal 2019, Mr. Almond received a grant of 10,000 shares of common stock vesting quarterly over a three-year period and Ms. McGlasson received a grant of 7,500 shares of common stock vesting quarterly over a two-year period. Mr. Ghauri was eligible to receive grants of shares based on the performance criteria connected to gross revenues and net income from operations as discussed below.

Effective for fiscal 2020, Mr. Almond will receive a grant of 10,000 shares of common stock vesting quarterly over a two-year period and Ms. McGlasson will receive a grant of 7,500 shares of common stock vesting quarterly over a two-year period. Mr. Ghauri is eligible to receive grants of shares based on the performance criteria connected to gross revenues and net income from operations as discussed below. The total compensation including equity grants is designed to bring the Chief Executive Officer to the mean market average.

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

Mr. Ghauri’s bonus for the fiscal year 2020 will be based on the same criteria stated above.

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

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Compensation Committee is aware of the limitations imposed by Section 162(m) and considers the issue of deductibility when and if circumstances warrant. The committee reviews proposed compensation plans in light of applicable tax deductions, and generally seeks to maximize the deductibility for tax purposes of all elements of compensation. However, the committee may approve compensation that does not qualify for deductibility, including stock option and time-based restricted stock awards, if and when the committee deems it to be in the best interests of the Company and our shareholders.

Accounting for Stock-Based Compensation

Commencing on July 1, 2006, we began accounting for stock-based payments, including awards under our Employee Stock Option Plans, in accordance with the of Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2019, 2018, and 2017, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2019	$675,000	$432,488		$-	$21,598	(3)	$200,000	(4)	$1,329,086
CEO & Chairman	2018	$600,000	$300,000	(2)	$-	$-	(3)	$200,000	(4)	$1,100,000
	2017	$600,000	$200,000		$500,000	$76,723	(3)	$200,000	(4)	$1,576,723
Roger K Almond	2019	$221,520	$20,000		$55,500			$10,191	(5)	$307,211
Chief Financial Officer	2018	$213,000	$10,000		$-			$9,952	(5)	$232,952
	2017	$189,263	$10,000		$-			$16,360	(5)	$215,623
Patti L. W. McGlasson	2019	$226,113	$-		$55,500			$10,378	(6)	$291,991
Secretary, General Counsel	2018	$217,420	$-		$-			$9,935	(6)	$227,355
	2017	$211,087	$-		$-			$9,795	(6)	$220,882

(1) The stock was awarded as compensation to the officers. See also Grants of Plan Based Awards. These amounts do not reflect compensation actually received by the named executive officer. These amounts represent the aggregate grant date fair value of the stock awards granted during the relevant time period, computed in accordance with FASB ASC 718, excluding the effect of any estimated forfeitures based on vesting conditions. A summary of the assumptions we applied in calculating these estimates is set forth in the Notes to Consolidated Financial Statements included in Note 18. The awards for which the aggregate grant date fair value is shown in this column include awards described under the Grants of Plan-Based Awards Table and in the Outstanding Equity Awards at Fiscal Year-End Table.

(2) Bonus was awarded by the Compensation Committee in late September 2018 for the results of his cost saving initiatives in fiscal 2018. The expense was accounted for in fiscal year 2019.

(3) The life of 20,000 outstanding options, granted in February 2009, was extended for one year for the year ended June 30, 2019. The life of 150,671 and 155,671 outstanding options, granted in June 2014, was extended for one year for the years ended June 30, 2017 and 2016, respectively.

(4) Consists of $36,000, $36,000 and $36,000 paid for automobile and travel allowance, $16,758, $16,758 and $16,758 on account of life insurance, $14,994, $14,731 and $12,987 paid for medical and dental insurance premiums, $24,000, $24,000 and $24,000 paid for housing allowance and $108,248, $108,514 and $nil paid for temporary relocation paid by the Company.

(5) Consists of $10,191, $9,952 and $16,360 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2019, 2018 and 2017, respectively.

(6) Consists of $9,935, $9,795 and $8,765 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2019, 2018 and 2017, respectively.

Grants of Plan-Based Awards

In September 2016, Mr. Najeeb Ghauri was granted 82,644 shares of the Company’s common stock which 50% vested immediately and the remaining 50% will vest annually from June 2017 to June 2021. The shares were approved by the Compensation Committee as an incentive for the named officer.

In July 2018, Mr. Roger Almond was granted 10,000 shares of the Company’s common stock, which vest quarterly over the period of three years. The shares were approved by the Compensation Committee as an incentive for the named officer.

In August 2019, Mr. Roger Almond was granted 10,000 shares of the Company’s common stock, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

In July 2018, Ms. McGlasson was granted 7,500 shares of the Company’s common stock, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

In August 2019, Ms. McGlasson was granted 7,500 shares of the Company’s common stock, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

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

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008, January 1, 2010, July 25, 2013 and again on June 30, 2014. Changes made in the June 30, 2014 amendment are effective July 1, 2014. Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the “CEO Agreement”), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five-year term. The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2019, Mr. Ghauri is entitled to an annualized base salary of $900,000 consisting of salary, allowances, perquisites and benefits, and is eligible for annual bonuses based on the bonus structure adopted by the Compensation Committee as described in Item 11 under Executive Compensation beginning on page 36. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2019, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

	OPTION AWARDS				STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OF COMMON STOCK THAT HAVE NOT VESTED	MARKET VALUE OF SHARES THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF SHARES THAT HAVE NOT VESTED ($)
Najeeb Ghauri	20,000	-	6.50	2/12/20	16,530	150,000	-	-
Roger K Almond	-	-	-		6,668	37,007	-	-
Patti L. W. McGlasson	-	-	-		3,752	20,824	-	-

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Potential Payments upon Termination or Change of Control

Generally, regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include the portion of the executive’s base salary that has accrued prior to any termination and not yet been paid, and unused vacation pay.

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2019, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$2,800,000	$116,667	$2,800,000
Health Related Benefits	60,000	-	60,000
Bonus	-	-	-
Salary Multiple Pay-out	2,093,000	-	-
Bonus or Revenue One-time Pay-Out	678,192	-	-
Net Cash Value of Options	130,000	-	-

Total	$5,761,192	$116,667	$2,860,000

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

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated or a change of control occurred on June 30, 2019, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$221,520	$36,920	$221,520
Health related benefits	10,188	-	10,188
Bonus	-	-	-
Salary Multiple Pay-out	662,345	-	-
Bonus or Revenue One-time Pay-Out	339,096	-	-
Net Cash Value of Options	-	-	-

Total	$1,233,149	$36,920	$231,708

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2019, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$452,226	$37,686	$452,226
Health related benefits	20,760	-	20,760
Bonus	-	-	-
Salary Multiple Pay-out	676,078	-	-
Bonus or Revenue One-time Pay-Out	339,096	-	-
Net Cash Value of Options	-	-	-

Total	$1,488,160	$37,686	$472,986

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2019, other than Najeeb Ghauri and Naeem Ghauri who are paid as part of their employment agreements with the Company or its subsidiaries and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARES AWARDS ($) (1)	TOTAL ($)
Eugen Beckert	61,430	52,950	114,380
Shahid Javed Burki	65,774	55,848	121,622
Mark Caton	63,600	54,399	117,999
Henry Tolentino	57,085	38,056	95,141
	247,889	201,253	449,142

(1)	In fiscal 2019, the Directors’ fee structure was 60% cash and 40% common stock. During the fiscal year ended June 30, 2019, there were 9,362 shares issued to Mr. Eugen Beckert, 9,884 shares issued to Mr. Shahid Javed Burki, 9,623 shares issued to Mr. Mark Caton and 6,857 shares issued to Mr. Henry Tolentino.

Director Compensation Policy

Messrs. Najeeb and Naeem Ghauri and Ms. Farsai are not paid any fees or other compensation for services as members of our Board of Directors.

The Committee relied on a survey conducted by Compensation Resources, Inc. in setting the compensation for the non-employee members of our Board of Directors. As with named executives, the aim is to compensate the Board of Directors at the mean of peer companies. Any additional cash and/or equity compensation for the fiscal year beginning was designed to maintain this mean.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2019.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$228,340
Chairperson for Audit Committee	$8,689
Chairperson for Compensation Committee	$6,515
Chairperson for Nominating and Corporate Governance Committee	$4,345
$247,889

Independent members of our Board of Directors are also eligible to receive stock option or stock award grants both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee, which grants are non-qualified stock options under our Employee Stock Option Plans. Further, from time to time, the non-employee members of the Board of Directors are eligible to receive stock grants that may be granted if and only if approved by the shareholders of the Company.

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Caton (Chairman), Mr. Burki, and Mr. Tolentino. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2019, or at any other relevant time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Employee Equity Plans

OPTIONS:

	Number of Options Authorized	Options Grants Issued	Options Grants Cancelled / Expired	Available for Issue	Options Issued but Outstanding

The 2003 stock option plan	200,000	200,000	(1,000)	1,000	-
The 2005 stock option plan	500,000	500,000	-	-	40,386
The 2011 stock option plan	500,000	492,277	-	7,723	-
The 2013 stock option plan	1,250,000	1,247,405	(247,151)	249,746
The 2015 stock option plan	1,250,000	955,997	(2,500)	296,503	-

	3,700,000	3,395,679	(250,651)	554,972	40,386

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 16, 2019, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage
Najeeb Ghauri	(3)	728,410	5.88%
Naeem Ghauri	(3)	495,776	4.08%
Shahid Javed Burki	(3)	114,931	*
Mark Caton	(3)	84,863	*
Patti McGlasson	(3)	69,798	*
Roger Almond	(3)	23,332	*
Henry Tolentino	(3)	14,357	*
Malea Farsai	(3)	19,811	*
Moab Capital Partners LLC	(5)	871,612	6.95%
All officers and directors as a group (eight persons)		1,551,278	12.74%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to options currently exercisable or exercisable within 60 days of September 16, 2019, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes 20,000 and 7,886 shares issuable upon exercise of options exercisable within 60 days for Mr. Najeeb Ghauri and Mr. Naeem Ghauri, respectively.

(3) Address c/o NetSol Technologies, Inc. at 23975 Park Sorrento, Suite 250, Calabasas, CA 91302.

(4) Shares issued and outstanding as of September 16, 2019 were 11,664,239.

(5) 5% or greater shareholder based on Schedule 13G filing on February 14, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On May 31, 2017, Faizaan Ghauri, son of CEO Najeeb Ghauri, and an employee of the Company, was appointed CEO of WRLD3D by the Board of WRLD3D which does not include Najeeb Ghauri.

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

The Company entered into an agreement with WRLD3D, whereby NetSol Thai was issued a Convertible Promissory Note (the “Thai Convertible Note”) which was fully executed on February 9, 2018. The maximum principal amount of the Convertible Note is $2,500,000, and as of June 30, 2019, NetSol Thai had disbursed $2,500,000. The Thai Convertible Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon NetSol Thai’s request on or after March 31, 2019.

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “April 1, 2019 Note”) which was fully executed on April 1, 2019. The maximum principal amount of the April 1, 2019 Note is $600,000, and as of June 30, 2019, the Company had disbursed $400,000. The April 1, 2019 Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after March 31, 2020. Subsequent to June 30, 2019, the Company disbursed an additional $35,000.

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “August 2019 Note”) which was fully executed on August 19, 2019. The maximum principal amount of $400,000 was paid on September 9, 2019. The August 2019 Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after March 31, 2020.

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force, LLC which purchased a 4.9% investment in WRLD3D for $1,111,111.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

KSP Group, Inc. audited the Company’s financial statements for the fiscal years ended June 30, 2019 and June 30, 2018. The aggregate fees billed by principal accountants for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2019 was $280,000 and for the year ended June 30, 2018 was $250,000. The 2019 balances are comprised of audit and review services of $280,000 for KSP Group, Inc. The 2018 balances were comprised of audit and review services of $250,000 for KSP Group, Inc.

Tax Fees

Tax fees for fiscal year 2019 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2018. Tax fees for fiscal year 2018 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2017.

All Other Fees

No other fees were paid to principal accountant during the fiscal year 2019 and 2018.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997, incorporated by reference as Exhibit 3.1 to NetSol’s Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997. *
3.2	Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference as Exhibit 3.2 to NetSol’s Annual Report for the fiscal year ended June 30, 1999 on Form 10K-SB filed September 28, 1999. *
3.3	Amendment to the Articles of Incorporation of NetSol International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report on Form 10-KSB/A filed on February 2, 2001. *
3.4	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated August 20, 2003 filed as Exhibit A to NetSol’s Definitive Proxy Statement filed June 27, 2003. *
3.5	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated March 14, 2005 filed as Exhibit 3.0 to NetSol’s quarterly report filed on Form 10-QSB for the period ended March 31, 2005. *
3.6	Amendment to the Articles of Incorporation dated October 18, 2006 filed as Exhibit 3.5 to NetSol’s Annual Report for the fiscal year ended June 30, 2007 on Form 10-KSB. *
3.7	Amendment to Articles of Incorporation dated May 12, 2008. *
3.8	Amendment to the Articles of Incorporation dated August 6, 2012, filed as Appendix A to NetSol’s Definitive Proxy Statement filed June 14, 2012. *
3.9	Bylaws of Mirage Holdings, Inc., as amended and restated as of November 28, 2000 incorporated by reference as Exhibit 3.3 to NetSol’s Annual Report for the fiscal year ending in June 30, 2000 on Form 10K-SB/A filed on February 2, 2001. *
3.10	Amendment to the Bylaws of NetSol Technologies, Inc. dated February 16, 2002 incorporated by reference as Exhibit 3.5 to NetSol’s Registration Statement filed on Form S-8 filed on March 27, 2002. *
4.1	Form of Common Stock Certificate. *
10.1	Company 2003 Incentive and Nonstatutory incorporated by reference as Exhibit 99.1 to NetSol’s Definitive Proxy Statement filed February 6, 2004. *
10.2	Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on May 8, 2006. *
10.3	Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006 incorporated by reference as Exhibit 10.20 to NetSol’s Annual Report on form 10-KSB dated September 18, 2006. *
10.4	Employment Agreement by and between the Company and Najeeb Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007. *
10.5	Employment Agreement by and between the Company and Naeem Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007. *
10.6	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2007. *
10.7	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2007. *
10.8	Company 2005 Stock Option Plan incorporated by reference as Exhibit 1.1 to NetSol’s Definitive Proxy Statement filed on March 3, 2006. *
10.9	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *
10.10	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010. *
10.11	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010. *
10.12	Company’s 2011 Equity Incentive and Nonstatutory Plan incorporated by reference as Appendix A to NetSol’s Proxy Statement filed on April 11, 2011. *

10.13	Company’s 2013 Equity Incentive Plan incorporated by reference as Appendix A to NetSol’s Definitive Proxy Statement filed on May 29, 2013. *
10.14	Amendment to Employment Agreement between NetSol Technologies, Inc. and Najeeb Ghauri dated effective July 25, 2013. *
10.15	Amendment to Employment Agreement between NetSol Technologies, Inc. and Patti L.W. McGlasson dated effective July 25, 2013. *
10.16	Restated Charter of the Compensation Committee dated effective September 10, 2013. *
10.17	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013. *
10.18	Restated Charter of the Audit Committee dated effective September 10, 2013. *
10.19	Restated Code of Business Conduct & Ethics dated effective September 10, 2013. *
10.20	Company’s 2015 Equity Incentive Plan incorporated by reference as Appendix A to NetSol’s Definitive Proxy Statement filed on April 15, 2015. *
21.1	A list of all subsidiaries of the Company (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO) (1)

*Previously Filed

(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 23, 2019	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 23, 2019	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 23, 2019	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 23, 2019	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date: September 23, 2019	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
Director

Date: September 23, 2019	BY:	/S/ SHAHID JAVED BURKI
Shahid Javed Burki
Director

Date: September 23, 2019	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 23, 2019	BY:	/S/ MALEA FARSAI
Malea Farsai
Director

Date: September 23, 2019	BY:	/S/ HENRY TOLENTINO
Henry Tolentino
Director

Date: September 23, 2019	BY:	/S/ KAUSAR KAZMI
Kausar Kazmi
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NetSol Technologies, Inc. and subsidiaries

Calabasas, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial positions of NetSol Technologies, Inc. and subsidiaries as of June 30, 2019 and 2018 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KSP Group, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2017.

Los Angeles, CA

September 23, 2019

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of June 30,	As of June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$17,366,364	$22,088,853
Accounts receivable, net of allowance of $192,786 and $610,061	12,332,714	12,775,461
Accounts receivable, net of allowance of $166,075 and $0 - related party	3,266,600	3,374,272
Revenues in excess of billings, net of allowance of $194,684 and $0	14,719,047	14,285,778
Revenues in excess of billings - related party	110,827	-
Convertible note receivable - related party	3,650,000	2,123,500
Other current assets	3,146,264	2,703,032
Total current assets	54,591,816	57,350,896
Revenues in excess of billings, net - long term	1,281,492	1,206,669
Property and equipment, net	12,096,855	16,165,491
Long term investment	2,653,769	3,217,162
Other assets	23,569	70,299
Intangible assets, net	7,332,950	12,247,196
Goodwill	9,516,568	9,516,568
Total assets	$87,497,019	$99,774,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,476,560	$7,873,809
Current portion of loans and obligations under capitalized leases	6,905,597	8,595,919
Unearned revenues	5,977,736	5,949,581
Common stock to be issued	88,324	88,324
Total current liabilities	20,448,217	22,507,633
Loans and obligations under capitalized leases; less current maturities	564,572	330,596
Total liabilities	21,012,789	22,838,229
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,911,742 shares issued and 11,664,239 outstanding as of June 30, 2019 and 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018	119,117	117,085
Additional paid-in-capital	127,737,999	126,479,147
Treasury stock (At cost, 247,503 shares and 205,853 shares as of June 30, 2019 and June 30, 2018, respectively)	(1,455,969)	(1,205,024)
Accumulated deficit	(35,206,898)	(37,994,502)
Stock subscription receivable	-	(221,000)
Other comprehensive loss	(33,125,006)	(24,386,071)
Total NetSol stockholders’ equity	58,069,243	62,789,635
Non-controlling interest	8,414,987	14,146,417
Total stockholders’ equity	66,484,230	76,936,052
Total liabilities and stockholders’ equity	$87,497,019	$99,774,281

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years
	Ended June 30,
	2019	2018
Net Revenues:
License fees	$16,768,749	$6,598,254
Maintenance fees	15,010,171	14,382,309
Services	34,185,992	33,611,982
License fees - related party	-	261,513
Maintenance fees - related party	511,242	418,444
Services - related party	1,343,029	5,657,756
Total net revenues	67,819,183	60,930,258

Cost of revenues:
Salaries and consultants	19,253,364	21,856,162
Travel	6,527,868	1,775,327
Depreciation and amortization	3,525,857	4,610,737
Other	4,066,443	3,481,115
Total cost of revenues	33,373,532	31,723,341

Gross profit	34,445,651	29,206,917

Operating expenses:
Selling and marketing	7,831,758	7,620,476
Depreciation and amortization	897,800	962,737
General and administrative	16,916,953	16,714,797
Research and development cost	1,971,228	853,996
Total operating expenses	27,617,739	26,152,006

Income (loss) from operations	6,827,912	3,054,911

Other income and (expenses)
Gain (loss) on sale of assets	81,455	7,594
Interest expense	(311,798)	(422,327)
Interest income	955,061	592,153
Gain on foreign currency exchange transactions	6,345,859	5,010,383
Share of net loss from equity investment	(841,845)	(262,556)
Other income	18,680	42,847
Total other income (expenses)	6,247,412	4,968,094

Net income before income taxes	13,075,324	8,023,005
Income tax provision	(1,057,784)	(873,027)
Net income	12,017,540	7,149,978
Non-controlling interest	(3,434,141)	(2,843,090)
Net income attributable to NetSol	$8,583,399	$4,306,888

Net income per share:
Net income per common share
Basic	$0.74	$0.38
Diluted	$0.74	$0.38

Weighted average number of shares outstanding
Basic	11,599,290	11,197,319
Diluted	11,621,990	11,197,319

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Years
	Ended June 30,
	2019	2018
Net income	$8,583,399	$4,306,888
Other comprehensive income (loss):
Translation adjustment	(13,463,469)	(9,386,033)
Translation adjustment attributable to non-controlling interest	4,724,534	3,074,532
Net translation adjustment	(8,738,935)	(6,311,501)
Comprehensive loss attributable to NetSol	$(155,536)	$(2,004,613)

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2019 and 2018

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity
Balance at June 30, 2017	11,225,385	$112,254	$124,409,998	$(454,310)	$(42,301,390)	$(297,511)	$-	$(18,074,570)	$14,799,082	$78,193,553
Exercise of common stock options	173,520	1,735	234,065	-	-	-	-	-	-	235,800
Exercise of subsidiary common stock options	-	-	(22,160)	-	-	-	-	-	32,509	10,349
Common stock issued for:
Services	309,564	3,096	1,855,352	-	-	-	-	-	-	1,858,448
Purchase of treasury shares	-	-	-	(750,714)	-	-	-	-	-	(750,714)
Equity component shown as current liability at
June 30, 2017	-	-	-	-	-	-	88,324	-	-	88,324
June 30, 2018	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Acquisition of non-controlling interest in subsidiary	-	-	1,892	-	-	-	-	-	(35,879)	(33,987)
Dividend to non-controlling interest	-	-	-	-	-	-	-	-	(417,853)	(417,853)
Payment received for stock subscription	-	-	-	-	-	76,511	-	-	-	76,511
Foreign currency translation adjustment	-	-	-	-	-	-	-	(6,311,501)	(3,074,532)	(9,386,033)
Net income for the year	-	-	-	-	4,306,888	-	-	-	2,843,090	7,149,978
Balance at June 30, 2018	11,708,469	$117,085	$126,479,147	$(1,205,024)	$(37,994,502)	$(221,000)	$-	$(24,386,071)	$14,146,417	$76,936,052

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2019 and 2018

						Stock		Other
			Additional			Sub-		Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Shares to	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	be Issued	Loss	Interest	Equity

Balance at June 30, 2018	11,708,469	$117,085	$126,479,147	$(1,205,024)	$(37,994,502)	$(221,000)	$-	$(24,386,071)	$14,146,417	76,936,052
Adjustment in retained earnings on adoption of ASC 606					$(5,795,795)				$(2,957,860)	(8,753,655)
Exercise of common stock options	13,076	131	84,869	-	-	-	-	-	-	85,000
Exercise of subsidiary common stock options	-	-	(6,629)	-	-	-	-	-	9,279	2,650
Common stock issued for:
Services	190,197	1,901	1,138,109	-	-	-	-	-	-	1,140,010
Purchase of treasury shares	-	-	-	(250,945)	-	-	-	-	-	(250,945)
Equity component shown as current liability at
June 30, 2018	-	-	-	-	-	-	88,324	-	-	88,324
June 30, 2019	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Fair value of options extended	-	-	43,612	-	-	-	-	-	-	43,612
Acquisition of non-controlling interest in subsidiary	-	-	(1,109)	-	-	-	-	-	(925,991)	(927,100)
Dividend to non-controlling interest	-	-	-	-	-	-	-	-	(566,465)	(566,465)
Adjustment in subscription receivable	-	-	-	-	-	221,000	-	-	-	221,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	(8,738,935)	(4,724,534)	(13,463,469)
Net income for the year	-	-	-	-	8,583,399	-	-	-	3,434,141	12,017,540
Balance at June 30, 2019	11,911,742	$119,117	$127,737,999	$(1,455,969)	$(35,206,898)	$-	$-	$(33,125,006)	$8,414,987	$66,484,230

The accompanying notes are an integral part of these consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$12,017,540	$7,149,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,423,657	5,573,474
Provision for bad debts	474,516	460,730
Impairment of assets	-	172,505
Share of net loss from investment under equity method	841,845	262,556
Gain on sale of assets	(80,470)	(7,594)
Stock based compensation	1,131,013	1,861,445
Fair market value of stock options	43,612	-
Changes in operating assets and liabilities:
Accounts receivable	(1,836,962)	(7,735,582)
Accounts receivable - related party	(977,445)	(2,735,846)
Revenues in excess of billing	(10,764,428)	6,788,580
Revenues in excess of billing - related party	(122,810)	77,128
Other current assets	(861,128)	(195,529)
Accounts payable and accrued expenses	(47,819)	1,653,778
Unearned revenue	692,089	2,388,699
Net cash provided by operating activities	4,933,210	15,714,322

Cash flows from investing activities:
Purchases of property and equipment	(2,726,558)	(2,449,449)
Sales of property and equipment	1,170,878	943,252
Convertible note receivable - related party	(1,526,500)	(1,923,500)
Investment in associates	(250,000)	(230,000)
Purchase of subsidiary shares	(317,500)	(33,987)
Net cash used in investing activities	(3,649,680)	(3,693,684)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	85,000	312,311
Proceeds from exercise of subsidiary options	2,650	10,349
Purchase of treasury stock	(250,945)	(750,714)
Dividend paid by subsidiary to non-controlling interest	(566,465)	(417,853)
Proceeds from bank loans	1,227,158	1,455,250
Payments on capital lease obligations and loans - net	(480,231)	(1,626,109)
Net cash provided by (used in) financing activities	17,167	(1,016,766)
Effect of exchange rate changes	(6,023,186)	(3,087,973)
Net increase (decrease) in cash and cash equivalents	(4,722,489)	7,915,899
Cash and cash equivalents at beginning of the period	22,088,853	14,172,954
Cash and cash equivalents at end of period	$17,366,364	$22,088,853

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years
	Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$293,969	$390,649
Taxes	$848,497	$700,127

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Provided services for investment in WRLD3D	$-	$601,869
Assets acquired under capital lease	$268,276	$507,865
Amount accrued for the purchase of VLS	$609,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of June 30, 2019 and 2018, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $16,124,339 and $20,933,224, respectively. The Company has not experienced any losses in such accounts.

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

Notes Receivable

Notes Receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income.

Revenues in Excess of Billings

Revenues in excess of billings represent the total of the project to be billed to the customer for revenues recognized per US GAAP. As the customers are billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.”

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt, the carrying amounts approximate fair value due to their relatively short maturities. The carrying amounts of the convertible notes receivable and long-term debt approximate their fair values based on current interest rates for instruments with similar characteristics.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2019 are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,281,492	$1,281,492
Total	$-	$-	$1,281,492	$1,281,492

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2018, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,206,669	$1,206,669
Total	$-	$-	$1,206,669	$1,206,669

The reconciliation from June 30, 2018 to June 30, 2019 is as follows:

	Revenues in excess of billing - long term	Fair value discount	Total
Balance at June 30, 2017	$5,483,869	$(310,331)	$5,173,538
Additions	2,432,244	(180,526)	2,251,718
Transfers to short term	(6,470,868)	-	(6,470,868)
Amortization during the period	-	252,281	252,281
Balance at June 30, 2018	1,445,245	(238,576)	1,206,669
Effect of ASC 606 adoption	(1,445,245)	238,576	(1,206,669)
Additions	1,380,631	(99,139)	1,281,492
Balance at June 30, 2019	$1,380,631	$(99,139)	$1,281,492

The Company used the discounted cash flow method with interest rates ranging from 3.87% to 4.43% during the years ended June 30, 2019 and 2018.

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

Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $5,977,736 and $5,949,581 as of June 30, 2019 and 2018, respectively.

Cost of Revenues

Cost of revenues includes salaries and benefits for technical employees, consultant costs, amortization of capitalized computer software development costs, depreciation of computer and equipment, travel costs, and indirect costs such as rent and insurance.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2019 and 2018 were $282,354 and $176,019, respectively.

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

Foreign Currency Translation

The Company transacts business in various foreign currencies. The accounts of NetSol UK, NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, Omni and NetSol Innovation use Pakistan Rupees; NTPK Thailand and NetSol Thai use Thai Baht; NetSol Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are recorded to other comprehensive income. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheets were $33,125,006 and $24,386,071 as of June 30, 2019 and 2018, respectively. During the years ended June 30, 2019 and 2018, comprehensive income (loss) in the consolidated statements of operations included NetSol’s share of translation loss of $8,738,935 and $6,311,501, respectively.

Net foreign exchange transaction gains (losses) included in non-operating income (expense) in the accompanying consolidated statements of operations were gains of $6,345,859 and $5,010,383 for the years ended June 30, 2019 and 2018, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Statement of Cash Flows

The Company’s cash flows from operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries. (See Note 21 “Segment Information and Geographic Areas”)

Recent Accounting Standards Adopted by the Company:

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standards adopted by the Company as of June 30, 2019:

	As reported under Topic 606		Balances under Prior GAAP
	June 30, 2019	Adjustments	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17,366,364		$17,366,364
Accounts receivable, net of allowance of $192,786 and $610,061	12,332,714		12,332,714
Accounts receivable, net of allowance of $166,075 and $0 - related party	3,266,600		3,266,600
Revenues in excess of billings, net of allowance of $194,684 and $0	14,719,047	9,324,173	24,043,220
Revenues in excess of billings - related party	110,827		110,827
Convertible note receivable - related party	3,650,000		3,650,000
Other current assets	3,146,264		3,146,264
Total current assets	54,591,816	9,324,173	63,915,989
Revenues in excess of billings, net - long term	1,281,492	1,383,585	2,665,077
Property and equipment, net	12,096,855		12,096,855
Long term investment	2,653,769		2,653,769
Other assets	23,569		23,569
Intangible assets, net	7,332,950		7,332,950
Goodwill	9,516,568		9,516,568
Total assets	$87,497,019	$10,707,758	$98,204,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,476,560		$7,476,560
Current portion of loans and obligations under capitalized leases	6,905,597		6,905,597
Unearned revenues	5,977,736	(908,100)	5,069,636
Common stock to be issued	88,324		88,324
Total current liabilities	20,448,217	(908,100)	19,540,117
Loans and obligations under capitalized leases; less current maturities	564,572		564,572
Total liabilities	21,012,789	(908,100)	20,104,689
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,911,742 shares issued and 11,664,239 outstanding as of June 30, 2019 and 11,708,469 shares issued and 11,502,616 outstanding as of June 30, 2018	119,117		119,117
Additional paid-in-capital	127,737,999		127,737,999
Treasury stock (At cost, 247,503 shares and 205,853 shares as of June 30, 2019 and June 30, 2018, respectively)	(1,455,969)		(1,455,969)
Accumulated deficit	(35,206,898)	7,690,573	(27,516,325)
Stock subscription receivable	-		-
Other comprehensive loss	(33,125,006)		(33,125,006)
Total NetSol stockholders’ equity	58,069,243	7,690,573	65,759,816
Non-controlling interest	8,414,987	3,925,285	12,340,272
Total stockholders’ equity	66,484,230	11,615,858	78,100,088
Total liabilities and stockholders’ equity	$87,497,019	$10,707,758	$98,204,777

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

The following table summarizes the effects of adopting Topic 606 on the Company’s Consolidated Statement of Income for the year ended June 30, 2019:

	For the Year
	Ended June 30, 2019
	As reported under		Under prior
	Topic 606	Adjustments	GAAP

Net Revenues:
License fees	$16,768,749	$357,259	$17,126,008
Maintenance fees	15,010,171	587,194	15,597,365
Services	34,185,992	-	34,185,992
License fees - related party	-	-	-
Maintenance fees - related party	511,242	-	511,242
Services - related party	1,343,029	-	1,343,029
Total net revenues	67,819,183	944,453	68,763,636

Cost of revenues:
Salaries and consultants	19,253,364	-	19,253,364
Travel	6,527,868	-	6,527,868
Depreciation and amortization	3,525,857	-	3,525,857
Other	4,066,443	-	4,066,443
Total cost of revenues	33,373,532	-	33,373,532

Gross profit	34,445,651	944,453	35,390,104

Operating expenses:
Selling and marketing	7,831,758	-	7,831,758
Depreciation and amortization	897,800	-	897,800
General and administrative	16,916,953	-	16,916,953
Research and development cost	1,971,228	-	1,971,228
Total operating expenses	27,617,739	-	27,617,739

Income from operations	6,827,912	944,453	7,772,365

Other income and (expenses)
Gain (loss) on sale of assets	81,455	-	81,455
Interest expense	(311,798)	-	(311,798)
Interest income	955,061	176,916	1,131,977
Gain on foreign currency exchange transactions	6,345,859	1,740,834	8,086,693
Share of net loss from equity investment	(841,845)	-	(841,845)
Other income	18,680	-	18,680
Total other income (expenses)	6,247,412	1,917,750	8,165,162

Net income before income taxes	13,075,324	2,862,203	15,937,527
Income tax provision	(1,057,784)	-	(1,057,784)
Net income	12,017,540	2,862,203	14,879,743
Non-controlling interest	(3,434,141)	(967,425)	(4,401,566)
Net income attributable to NetSol	$8,583,399	$1,894,778	$10,478,177

Net income per share:
Net income per common share
Basic	$0.74	$0.16	$0.90
Diluted	$0.74	$0.16	$0.90

Weighted average number of shares outstanding
Basic	11,599,290	11,599,290	11,599,290
Diluted	11,621,990	11,621,990	11,621,990

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s Consolidated Statement of Cash Flows for the year ended June 30, 2019:

	For the Year
	Ended June 30, 2019
	As reported under		Under prior
	Topic 606	Adjustments	GAAP
Cash flows from operating activities:
Net income	$12,017,540	$2,862,203	$14,879,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,423,657		4,423,657
Provision for bad debts	474,516		474,516
Share of net loss from investment under equity method	841,845		841,845
Loss on sale of assets	(80,470)		(80,470)
Stock based compensation	1,131,013		1,131,013
Fair market value of stock options	43,612		43,612
Accounts receivable	(1,836,962)		(1,836,962)
Accounts receivable - related party	(977,445)		(977,445)
Revenues in excess of billing	(10,764,428)	(2,172,277)	(12,936,705)
Revenues in excess of billing - related party	(122,810)		(122,810)
Other current assets	(861,128)		(861,128)
Accounts payable and accrued expenses	(47,819)		(47,819)
Unearned revenue	692,089	(689,926)	2,163
Net cash provided by operating activities	4,933,210	-	4,933,210

Cash flows from investing activities:
Purchases of property and equipment	(2,726,558)		(2,726,558)
Sales of property and equipment	1,170,878		1,170,878
Convertible note receivable - related party	(1,526,500)		(1,526,500)
Investment in associates	(250,000)		(250,000)
Purchase of subsidiary shares from open market	(317,500)		(317,500)
Net cash used in investing activities	(3,649,680)	-	(3,649,680)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	85,000		85,000
Proceeds from exercise of subsidiary options	2,650		2,650
Purchase of treasury stock	(250,945)		(250,945)
Dividend paid by subsidiary to non-controlling interest	(566,465)		(566,465)
Proceeds from bank loans	1,227,158		1,227,158
Payments on capital lease obligations and loans - net	(480,231)		(480,231)
Net cash provided by financing activities	17,167	-	17,167
Effect of exchange rate changes	(6,023,186)		(6,023,186)
Net decrease in cash and cash equivalents	(4,722,489)	-	(4,722,489)
Cash and cash equivalents at beginning of the period	22,088,853		22,088,853
Cash and cash equivalents at end of period	$17,366,364	$-	$17,366,364

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

The Company’s disaggregated revenue by category is as follows:

	For the Years
	Ended June 30,
	2019	2018
Core:
License	$16,768,749	$6,598,254
Maintenance	15,010,171	14,382,309
Services	28,338,793	28,187,168
License - related party	-	261,513
Maintenance fees - related party	511,242	418,444
Services - related party	981,406	1,842,524
Total core revenue, net	61,610,361	51,690,212

Non-Core:
Services	5,847,199	5,424,814
Services - related party	361,623	3,815,232
Total non-core revenue, net	6,208,822	9,240,046

Total net revenue	$67,819,183	$60,930,258

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of	As of
	June 30, 2019	July 1, 2018

Revenues in excess of billings	$16,111,366	$6,956,966

Deferred Revenue	$5,977,736	$6,167,755

During the year ended June 30, 2019, the Company recognized revenue of $5,777,456, which was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $69,728,234as of June 30, 2019, of which the Company estimates to recognize approximately $10,327,806 in revenue over the next 12 months and the remainder over an estimated 6 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

Deferred Revenue

The Company typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancelable license and services starting in future periods are included in accounts receivable and deferred revenue.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$8,583,399	11,599,290	$0.74
Effect of dilutive securities
Stock options	-	4,418	-
Share grants	-	18,282	-
Diluted income per share	$8,583,399	11,621,990	$0.74

	For the year ended June 30, 2018
	Net Income	Shares	Per Share

Basic income per share:
Net income available to common shareholders	$4,306,888	11,197,319	$0.38
Effect of dilutive securities
Stock options	-	-	-
Share grants	-	-	-
Diluted income per share	$4,306,888	11,197,319	$0.38

NOTE 5 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture agreement called NetSol Innovation with 1insurer, formerly Innovation Group. NetSol-Innovation provides support services to 1insurer. During the years ended June 30, 2019 and 2018, NetSol Innovation provided services of $67,286 and $3,286,649, respectively. Accounts receivable, net of allowance at June 30, 2019 and 2018 were $2,130,041 and $2,521,533, respectively.

Investec Asset Finance

In October 2011, NTE entered into an agreement with Investec Asset Finance to acquire VLS. NTE and VLS provide support services to Investec. During the years ended June 30, 2019 and 2018, NTE and VLS provided maintenance and services of $1,150,254 and $2,111,315, respectively. Accounts receivable at June 30, 2019 and 2018 were $115,970 and $379,521, respectively.

WRLD3D

On May 31, 2017, Faizaan Ghauri, son of CEO Najeeb Ghauri, and an employee of the Company was appointed CEO of WRLD3D, a non-public company. On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D for $1,111,111 and the Company’s subsidiary Netsol PK purchased a 12.2% investment in WRLD3D for $2,777,778 which was earned by providing IT and enterprise software solutions. (See Note 7 “Convertible Note Receivable – Related Party” and Note 11 “Long Term Investment”)

G-Force; LLC

Najeeb Ghauri, CEO and Chairman of the Board, and Naeem Ghauri, Director, have a financial interest in G-Force, LLC which purchased a 4.9% investment in WRLD3D, Inc. for $1,111,111. (See Note 11 “Long Term Investment”)

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 6 – MAJOR CUSTOMERS

During the year ended June 30, 2019, revenues from two customers were $23,912,605 and $12,522,867 representing 35.3% and 18.5% of revenues. During the year ended June 30, 2018, revenues from one customer was $22,129,568 representing 36.3% or revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from the two customers at June 30, 2019, were $7,917,814 and $159,322, respectively. Accounts receivable at June 30, 2018, were $4,417,709 and $nil, respectively. Revenues in excess of billings at June 30, 2019, were $4,371,081 and $5,472,043, respectively. Revenues in excess of billings at June 30, 2018, were $12,508,815 and $nil, respectively. Included in this amount was $1,281,492 and $1,206,669 shown as long term at June 30, 2019 and 2018, respectively.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

Convertible Note Receivable - May 25, 2017

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “Convertible Note”) which was fully executed on May 25, 2017. The maximum principal amount of the Convertible Note is $750,000, and as of June 30, 2019, the Company had disbursed $750,000. The Convertible Note bears interest at 5% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after February 1, 2018. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

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

Convertible Note Receivable – February 9, 2018

The Company’s subsidiary NetSol Thai entered into an agreement with WRLD3D, whereby NetSol Thai was issued a Convertible Promissory Note (the “Thai Convertible Note”) which was fully executed on February 9, 2018. The maximum principal amount of the Thai Convertible Note is $2,500,000, and as of June 30, 2019, NetSol Thai had disbursed $2,500,000. The Thai Convertible Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon request on or after March 31, 2019. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Convertible Note Receivable – April 1, 2019

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “April 1, 2019 Note”) which was fully executed on April 1, 2019. The maximum principal amount is $600,000, and as of June 30, 2019, the Company had disbursed $400,000. The April 1, 2019 Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon request on or after March 31, 2020. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

The April 1, 2019 Note is convertible upon the occurrence of the following events:

1.	Conversion upon a qualified financing which is an equity financing of at least $1,000,000.
2.	Optional conversion upon an equity financing less than $1,000,000.
3.	Optional conversion after the maturity date.
4.	Change of control.

If the Company converts the April 1, 2019 Note upon the occurrence of a financing, then the conversion price will be equal to the product of: (A) the price paid per share for the equity securities by the investors multiplied by (B) a calculated conversion rate which is determined based on the amount of the principal and interest outstanding and the Company’s ownership percentage.

If the Company converts the April 1, 2019 Note either as an optional conversion after the maturity date or due to a change of control, then the conversion price is equal to $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the April 1, 2019 Note).

The Company has accrued interest of $328,748 and $58,692 at June 30, 2019 and 2018, respectively, which is included in “Other current assets.

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	June 30, 2019	June 30, 2018

Prepaid Expenses	$991,528	$662,431
Advance Income Tax	800,798	838,799
Employee Advances	33,778	48,096
Security Deposits	147,668	85,249
Other Receivables	733,826	497,632
Other Assets	438,666	570,825
Total	$3,146,264	$2,703,032

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 9 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	June 30, 2019	June 30, 2018

Revenues in excess of billing - long term	$1,380,631	$1,445,245
Present value discount	(99,139)	(238,576)
Net Balance	$1,281,492	$1,206,669

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the years ended June 30, 2019 and 2018, the Company accreted $0 and $252,281, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 3.87% to 4.43% during the years ended June 30, 2019 and 2018.

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	June 30, 2019	June 30, 2018

Office Furniture and Equipment	$3,125,382	$3,496,653
Computer Equipment	18,905,603	23,708,034
Assets Under Capital Leases	1,720,490	1,479,976
Building	6,021,939	8,005,351
Land	1,559,111	2,088,463
Autos	1,024,754	1,053,749
Improvements	111,165	324,023
Subtotal	32,468,444	40,156,249
Accumulated Depreciation	(20,371,589)	(23,990,758)
Property and Equipment, Net	$12,096,855	$16,165,491

For the years ended June 30, 2019 and 2018, depreciation expense totaled $2,285,225 and $2,927,573, respectively. Of these amounts, $1,387,425 and $1,964,836, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of June 30, 2019 and 2018:

	As of	As of
	June 30, 2019	June 30, 2018
Computers and Other Equipment	$324,466	$228,581
Furniture and Fixtures	65,084	65,084
Vehicles	1,330,940	1,186,311
Total	1,720,490	1,479,976
Less: Accumulated Depreciation - Net	(538,564)	(477,620)
	$1,181,926	$1,002,356

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 11 – LONG-TERM INVESTMENT

Drivemate

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement (“Drivemate Agreement”) whereby the Company will purchase an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company will purchase 5,469 preferred shares for $1,800,000 consisting of $500,000 cash and $1,300,000 in services. The Company paid $250,000 on May 2, 2019 and received 760 shares for a 5.27% holding in Drivemate. The remaining $250,000 will be paid in $62,500 increments beginning 15 months from the date of the Drivemate Agreement signing with the final payment due 24 months from the date of the Drivemate Agreement signing. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company is to own 30% of Drivemate at the final payment date; therefore, the Company accounts for the investment using the equity method of accounting.

During the year ended June 30, 2019, the Company performed $245,280 of services.

Under the equity method of accounting, the Company recorded its share of net loss of $3,235 for the year ended June 30, 2019.

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions. As of June 30, 2019, the investment earned by NetSol PK was $2,777,778.

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

During the years ended June 30, 2019 and 2018, NetSol PK provided services valued at $636,731 and $939,749, respectively, which is recorded as services-related party. Accounts receivable at June 30, 2019 and 2018 were $1,020,589 and $473,218, respectively. Revenue in excess of billing at June 30, 2019 and 2018 were $110,827 and $Nil, respectively. Under the equity method of accounting, the Company recorded its share of net loss of $838,610 and $262,556 for the years ended June 30, 2019 and 2018, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 12 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of June 30,	As of June 30,
	2019	2018

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(15,343,727)	(7,857,270)
Accumulated Amortization	(24,568,320)	(27,140,531)
Net Balance	$7,332,950	$12,247,196

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $7,332,950 will be amortized over the next 4.25 years. Amortization expense for the years ended June 30, 2019 and 2018 was $2,138,432 and $2,645,901, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
June 30, 2020	$1,783,775
June 30, 2021	1,783,775
June 30, 2022	1,783,775
June 30, 2023	1,783,775
June 30, 2024	197,850
$7,332,950

NOTE 13 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of June 30,	As of June 30,
	2019	2018
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
VLS	214,044	214,044
NTA	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of June 30,	As of June 30,
	2019	2018

Accounts Payable	$1,156,498	$1,665,865
Accrued Liabilities	5,055,358	5,505,312
Accrued Payroll & Taxes	793,503	302,640
Taxes Payable	326,386	233,959
Other Payable	144,815	166,033
Total	$7,476,560	$7,873,809

NOTE 15 – DEBTS

Notes payable and capital leases consisted of the following:

		As of June 30, 2019
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$67,671	$67,671	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	3,066,355	3,066,355	-
Loan Payable Bank - Running Finance	(4)	325,034	325,034	-
Loan Payable Bank - Export Refinance II	(5)	2,330,431	2,330,431	-
Loan Payable Bank - Running Finance II	(6)	735,925	735,925	-
Related Party Loan	(7)	82,969	15,838	67,131
		6,608,385	6,541,254	67,131
Subsidiary Capital Leases	(8)	861,784	364,343	497,441
		$7,470,169	$6,905,597	$564,572

		As of June 30, 2018
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$69,578	$69,578	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	4,107,451	4,107,451	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	2,875,216	2,875,216	-
Loan Payable Bank - Running Finance II	(6)	1,232,235	1,232,235	-
Related Party Loan	(7)	-	-	-
		8,284,480	8,284,480	-
Subsidiary Capital Leases	(8)	642,035	311,439	330,596
		$8,926,515	$8,595,919	$330,596

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings range from 6.0% to 7.0% as of June 30, 2019 and 5.3% and 6.5% as of June 30, 2018.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $379,747. The annual interest rate was 5.1% as of June 30, 2019. Total outstanding balance as of June 30, 2019 and 2018 was £nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2019, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $3,066,355 and Rs. 500,000,000 or $4,107,451 at June 30, 2019 and 2018, respectively. The interest rate for the loan was 3% at June 30, 2019 and 2018.

(4) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $459,953, at June 30, 2019. NetSol PK used Rs. 53,000,000 or $325,034, at June 30, 2019. The interest rate for the loan was 13.0% and 8.2% at June 30, 2019 and 2018, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2019, NetSol PK was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 380,000,000 or $2,330,431 and Rs. 350,000,000 or $2,875,216, at June 30, 2019 and 2018, respectively. The interest rate for the loan was 3% at June 30, 2019 and 2018.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 120,000,000 or $735,925 and Rs. 150,000,000 or $1,232,235, at June 30, 2019 and 2018, respectively. The interest rate for the loan was 14.3% and 8.1% at June 30, 2019 and 2018, respectively.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of June 30, 2019, NetSol PK was in compliance with these covenants.

(7) In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement with Investec a related party. The loan amount was £69,549, or $88,037, for a period of 5 years with monthly payment of £1,349, or $1,708. As of June 30, 2019, the subsidiary has used this facility up to $82,969, of which $67,131 was shown as long-term and $15,838 as current. The interest rate was 6.14% at June 30, 2019.

(8) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2024. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2019 and 2018.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2019:

Amount
Minimum Lease Payments
Due FYE 6/30/20	$435,756
Due FYE 6/30/21	348,969
Due FYE 6/30/22	157,824
Due FYE 6/30/23	20,354
Due FYE 6/30/24	13,570
Total Minimum Lease Payments	976,473
Interest Expense relating to future periods	(114,689)
Present Value of minimum lease payments	861,784
Less: Current portion	(364,343)
Non-Current portion	$497,441

NOTE 16 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2019	2018
US operations	$(1,941,611)	$(1,319,680)
Foreign operations	15,016,935	9,342,685
	$13,075,324	$8,023,005

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2019	2018
Current:
Federal	$-	$-
State and Local	-	-
Foreign	1,057,784	873,027

Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$1,057,784	$873,027

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2019		2018
Income tax (benefit) provision at statutory rate	$2,745,818	21.0%	$2,246,441	28.0%
State income (benefit) taxes, net of federal tax benefit	912,658	7.0%	510,263	6.4%
Foreign earnings taxed at different rates	(3,143,954)	-24.0%	(2,337,120)	-29.1%
Change in valuation allowance for deferred tax assets	356,905	3%	414,850	5.2%
Other	186,357	1.4%	38,593	0.5%
Provision for income taxes	$1,057,784	8.1%	$873,027	10.9%

Deferred income tax assets and liabilities as of June 30, 2019 and 2018 consist of tax effects of temporary differences related to the following:

	Years Ended June 30,
	2019	2018
Net operating loss carry forwards	$6,994,268	$6,936,896
Other	257,337	249,808
Net deferred tax assets	7,251,605	7,186,704
Valuation allowance for deferred tax assets	(7,251,605)	(7,186,704)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by 64,901 for the year ended June 30, 2019.

At June 30, 2019, federal and state net operating loss carry forwards in the United States of America were $29,097,662 and $5,483,258 respectively. Federal net operating loss carry forwards begin to expire in 2020, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. Net operating losses related to foreign entities were $1,650,165 at June 30, 2019.

As of June 30, 2019, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2016 through 2018. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $25,451,770 as of June 30, 2019. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

Income from the export of computer software and its related services developed in Pakistan is exempt from tax through June 30, 2025. The aggregate effect of the tax holiday for June 30, 2019 and 2018 is $2,147,473 and $2,771,078, respectively. The effect on basic and diluted earnings per share is $0.19 and $0.18, respectively, for June 30, 2019 and $0.25 for June 30, 2018.

NOTE 17 - STOCKHOLDERS’ EQUITY

During the years ended June 30, 2019 and 2018, the Company issued 41,482 and 60,536 shares of common stock, respectively, for services rendered by officers of the Company. These shares were valued at the fair market value of $252,655 and $376,697, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2019 and 2018, the Company issued 35,723 and 37,212 shares of common stock respectively, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $201,246 and $207,783, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2019 and 2018, the Company issued 112,992 and 211,816 shares of common stock, respectively, to employees pursuant to the terms of their employment agreements. These shares were valued at the fair market value of $686,109 and $1,273,965, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2019 and 2018, the Company collected subscription receivable of $0 and $76,511, respectively, related to the exercise of stock options in previous years.

During the years ended June 30, 2019 and 2018, the Company received $85,000 and $235,800, respectively pursuant to a stock option agreement for the exercise of 13,076 and 60,773 shares of common stock, respectively at $6.50 and $3.88 per share, respectively.

During the year ended June 30, 2018, the Company issued 112,747 shares of common stock for the cashless exercise of options pursuant to stock option agreements, and canceled 247,151 options which will be available for re-issuance in the future.

During the years ended June 30, 2019 and 2018, the Company purchased 41,650 and 171,074 shares of its common stock from the open market at an average price of $6.03 and $4.39 per share pursuant to the Company’s stock buy-back plan.

NOTE 18 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

Under the Plans, a participant may also be awarded a “performance award,” which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Board of Directors. The Board of Directors may also make “deferred share” awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a “stock appreciation right” under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Board of Directors (but in no event less than the fair market value of the stock on the date of grant). Finally, the Board of Directors may make “restricted stock” awards under the Plans, which are subject to such terms and conditions as the Board of Directors determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2019, the remaining shares to be granted are 1,000 under 2003 Plan, 7,723 under the 2011 Plan, 249,746 under the 2013 Plan and 296,503 under the 2015 Plan.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Options and Warrants

A summary of option and warrant activity for the years ended June 30, 2019 and 2018 is presented below:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2017	475,133	$4.20	1.05	$8,413
Granted	-	$0.00
Exercised	(420,671)	$3.88
Expired / Cancelled	(1,000)	$16.00
Outstanding and exercisable, June 30, 2018	53,462	$6.50	0.61	$-
Granted	-	-
Exercised	(13,076)	$6.50
Expired / Cancelled	-	-
Outstanding and exercisable, June 30, 2019	40,386	$6.50	0.61	$-

The aggregate intrinsic value at June 30, 2019 represents the difference between the Company’s closing stock price of $5.59 and the exercise price of the options. The aggregate intrinsic value at June 30, 2018 represents the difference between the Company’s closing stock price of $5.55 and the exercise price of the options.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2019.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$6.50	40,386	0.61	$6.50
Totals	40,386	0.61	$6.50

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

During the year ended June 30, 2019, the Company extended the life of 40,386 options with an exercise price of $6.50, for a period of one year. The Company recorded $43,612 in compensation expense for the extension of these options in the accompanying consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model with the following assumptions:

June 30, 2019
Risk-free interest rate	2.56%
Expected life	1 year
Expected volatility	45%
Expected dividend	0%

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2017	420,199	$6.07
Granted	47,513	$5.00
Vested	(309,564)	$6.00
Forfeited / Cancelled	(2,500)	$5.55
Unvested, June 30, 2018	155,648	$6.07
Granted	122,277	$5.71
Vested	(191,450)	$5.99
Forefieted / Cancelled	(4,960)	$6.05
Unvested, June 30, 2019	81,515	$5.88

For the years ended June 30, 2019 and 2018, the Company recorded compensation expense of $1,131,013 and $1,861,445, respectively. The compensation expense related to the unvested stock grants as of June 30, 2019 was $455,505 which will be recognized during the fiscal years 2020 through 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 19 – CONTINGENCIES

(A)	Non-cancellable operating leases

●	The Company’s headquarters is located in Calabasas California with approximately 5,000 rentable square feet for $16,828 per month. The term of the lease is for five years and five months and expires April 30, 2023.
●	The Australia lease is a three-year lease that expires in June 2021 with a monthly rent of approximately $4,848.
●	The Beijing lease is a three-year lease that expires in August 2019 with a monthly rent of approximately $33,756.
●	The Bangkok lease is a three years lease expiring in May 2020 with a monthly rent of approximately $10,728.
●	The NetSol Europe facilities, located in Horsham, United Kingdom, are leased until June 23, 2021 with a monthly rent of approximately $17,173.
●	VLS facilities, located in Chester, United Kingdom, are leased until July 2026 with a monthly rent of approximately $3,004.

Upon expiration of the leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $1,941,310 and $1,722,019 for the years ended June 30, 2019 and 2018, respectively.

The total annual lease commitment for the next five years is as follows:

FYE 6/30/20	$744,549
FYE 6/30/21	514,243
FYE 6/30/22	269,375
FYE 6/30/23	197,872
FYE 6/30/24	36,044

(B)	Litigation

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

NOTE 20 – RETIREMENT PLANS

The Company and its subsidiaries have varying defined contribution plans based on country specific laws. Employer contributions vary by subsidiary from 0% up to 8% taking the form in some jurisdictions of employee matching contributions and in others direct employer contributions mandated by local law. During the years ended June 30, 2019 and 2018, the Company contributed $1,072,106 and $820,476, respectively, to these plans.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NOTE 21 – SEGMENT INFORMATION AND GEOGRAPHIC AREAS

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

The following table presents a summary of identifiable assets as of June 30, 2019 and 2018:

	2019	2018
Identifiable assets:
Corporate headquarters	$2,947,727	$2,839,049
North America	5,730,928	5,764,042
Europe	8,399,033	7,242,080
Asia - Pacific	70,419,331	83,929,110
Consolidated	$87,497,019	$99,774,281

The following table presents a summary of investment under equity method as of June 30, 2019 and 2018:

	2019	2018
Investment in associates under equity method:
Corporate headquarters	$686,504	$918,628
Asia - Pacific	1,967,265	2,298,534
Consolidated	$2,653,769	$3,217,162

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

The following table presents a summary of operating information for the years ended June 30:

	2019	2018
Revenues from unaffiliated customers:
North America	$3,947,407	$4,036,626
Europe	8,084,761	6,767,845
Asia - Pacific	54,019,594	43,788,074
	66,051,762	54,592,545
Revenue from affiliated customers
Europe	1,063,404	2,111,315
Asia - Pacific	704,017	4,226,398
	1,767,421	6,337,713
Consolidated	$67,819,183	$60,930,258

Intercompany revenue
Europe	$574,517	$545,330
Asia - Pacific	7,511,236	2,729,173
Eliminated	$8,085,753	$3,274,503

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(2,296,409)	$(1,899,110)
North America	(756,510)	(237,708)
Europe	1,473,274	1,059,823
Asia - Pacific	13,597,185	8,226,973
Consolidated	$12,017,540	$7,149,978

Depreciation and amortization:
North America	$26,275	$43,049
Europe	329,671	249,256
Asia - Pacific	4,067,711	5,281,169
Consolidated	$4,423,657	$5,573,474

Interest expense:
Corporate headquarters	$14,074	$10,402
North America	-	113
Europe	6,876	15,628
Asia - Pacific	290,848	396,184
Consolidated	$311,798	$422,327

Income tax expense:
Corporate headquarters	$1,837	$-
Europe	320,263	(8,435)
Asia - Pacific	735,684	881,462
Consolidated	$1,057,784	$873,027

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

The following table presents a summary of capital expenditures for the years ended June 30:

	2019	2018
Capital expenditures:
North America	$1,384	$5,184
Europe	502,823	336,908
Asia - Pacific	2,222,351	2,107,357
Consolidated	$2,726,558	$2,449,449

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30, 2019 and 2018.

	2019		2018
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$31,622,024	$58,058	$18,443,294	$256,156
Thailand	3,304,119	771,992	7,049,581	241,284
USA	2,911,195	5,385,230	2,932,884	5,642,245
UK	9,852,180	4,549,676	12,972,855	4,444,416
Pakistan & India	2,006,934	22,125,464	2,095,734	31,815,109
Australia & New Zealand	5,684,487	14,783	3,553,136	24,175
Mexico	1,036,213	-	1,236,454	-
Indonesia	3,909,304	-	8,294,934	-
South Africa	2,135,027	-	2,279,331	-
Other Countries	5,357,700	-	2,072,055	-
Total	$67,819,183	$32,905,203	$60,930,258	$42,423,385

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Disclosed in the table below is the reconciliation of revenue by each entity and country disclosed above for the years ended June 30, 2019 and 2018.

	Revenues 2019
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$3,947,408	$-	$-	$2,911,195	$-	$-	$-	$1,036,213	$-	$-	$-
Europe:	9,148,164	-	-	-	9,148,164	-	-	-	-	-	-
Asia-Pacific:	54,723,611	31,622,024	3,304,119	-	704,016	2,006,934	5,684,487	-	3,909,304	2,135,027	5,357,700

Total	$67,819,183	$31,622,024	$3,304,119	$2,911,195	$9,852,180	$2,006,934	$5,684,487	$1,036,213	$3,909,304	$2,135,027	$5,357,700

	Revenues 2018
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$4,036,626	$-	$-	$2,800,172	$-	$-	$-	$1,236,454	$-	$-	$-
Europe:	8,879,160	-	-	-	8,879,160	-	-	-	-	-	-
Asia-Pacific:	48,014,472	18,443,294	7,049,581	132,712	4,093,695	2,095,734	3,553,136	-	8,294,934	2,279,331	2,072,055

Total	$60,930,258	$18,443,294	$7,049,581	$2,932,884	$12,972,855	$2,095,734	$3,553,136	$1,236,454	$8,294,934	$2,279,331	$2,072,055

NOTE 22 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2019

NetSol PK	33.80%	$6,993,491
NetSol-Innovation	49.90%	1,421,528
VLS, VLSH & VLSIL Combined	0.00%	-
NetSol Thai	0.006%	(32)
Total		$8,414,987

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2018

NetSol PK	33.79%	$11,873,029
NetSol-Innovation	49.90%	1,699,661
VLS, VLHS & VLSIL Combined	49.00%	573,742
NetSol Thai	0.006%	(15)
Total		$14,146,417

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

NetSol PK

During the years ended June 30, 2019 and 2018, employees of NetSol PK exercised 20,000 and 67,000 options of common stock and NetSol PK received cash of $2,650 and $10,349, respectively. During the year ended June 30, 2018, the Company purchased 55,500 shares of common stock of NetSol PK from the open market for $33,987. Due to the exercise of options, the non-controlling interest increased from 33.79% at June 30, 2018 to 33.80% at June 30, 2019.

During the years ended June 30, 2019 and 2018, NetSol PK paid a cash dividend of $1,675,936 and $1,234,991, respectively.

VLS

On June 30, 2019, NTE entered into a share purchase agreement with Investec (“Investec Agreement”) to acquire the reaming 49% from Investec whereby VLS would become a wholly owned subsidiary. The Company purchased the remaining shares in an effort to consolidate minority interests and streamline operations. The purchase price was £500,000 ($635,000) with £250,000 being paid on June 30, 2019 and £250,000 ($317,500) due on December 31, 2019. The purchase price includes a contingency payment based on VLS achieving certain revenues. The maximum amount due under the contingency formula is £230,000 ($292,100). The Company determined the fair value of the contingency to be £230,000 ($292,100) at June 30, 2019 which is recorded in “Other Payables”.

NOTE 23 - SUBSEQUENT EVENTS

Convertible Note Receivable – August 2019

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “August 2019 Note”) which was fully executed on August 19, 2019. The maximum principal amount of $400,000 was paid on September 9, 2019. The August 2019 Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon request on or after March 31, 2020. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

The August 2019 Note is convertible upon the occurrence of the following events:

1.	Conversion upon a qualified financing which is an equity financing of at least $1,000,000.
2.	Optional conversion upon an equity financing less than $1,000,000.
3.	Optional conversion after the maturity date.
4.	Change of control.

If the Company converts the August 2019 Note upon the occurrence of a financing, then the conversion price will be equal to the product of: (A) the price paid per share for the equity securities by the investors multiplied by (B) a calculated conversion rate which is determined based on the amount of the principal and interest outstanding and the Company’s ownership percentage.

If the Company converts the August 2019 Note either as an optional conversion after the maturity date or due to a change of control, then the conversion price is equal to $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the August 2019 Note).

