Form 10-Q
period 2019-09-30
NETSOL TECHNOLOGIES INC
filed 2019-11-12
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

The issuer had 11,724,606 shares of its $.01 par value Common Stock and no Preferred Stock outstanding as of November 5, 2019.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17,621,379	$17,366,364
Accounts receivable, net of allowance of $160,396 and $192,786	8,079,537	12,332,714
Accounts receivable, net of allowance of $172,485 and $166,075 - related party	3,225,787	3,266,600
Revenues in excess of billings, net of allowance of $220,820 and $194,684	16,345,384	14,719,047
Revenues in excess of billings - related party	48,145	110,827
Convertible note receivable - related party	4,085,000	3,650,000
Other current assets	3,351,698	3,146,264
Total current assets	52,756,930	54,591,816
Revenues in excess of billings, net - long term	1,246,660	1,281,492
Property and equipment, net	12,478,841	12,096,855
Right-of-use assets - operating leases	2,734,762	-
Long term investment	2,460,870	2,653,769
Other assets	25,329	23,569
Intangible assets, net	7,159,422	7,332,950
Goodwill	9,516,568	9,516,568
Total assets	$88,379,382	$87,497,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,377,985	$7,476,560
Current portion of loans and obligations under finance leases	7,097,025	6,905,597
Current portion of operating lease obligations	920,115	-
Unearned revenues	4,424,652	5,977,736
Common stock to be issued	88,324	88,324
Total current liabilities	19,908,101	20,448,217
Loans and obligations under finance leases; less current maturities	493,403	564,572
Operating lease obligations; less current maturities	1,912,804	-
Total liabilities	22,314,308	21,012,789
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 11,972,109 shares issued and 11,724,606 outstanding as of September 30, 2019 and 11,911,742 shares issued and 11,664,239 outstanding as of June 30, 2019	119,721	119,117
Additional paid-in-capital	128,052,079	127,737,999
Treasury stock (At cost, 247,503 shares and 247,503 shares as of September 30, 2019 and June 30, 2019, respectively)	(1,455,969)	(1,455,969)
Accumulated deficit	(37,034,845)	(35,206,898)
Other comprehensive loss	(32,221,661)	(33,125,006)
Total NetSol stockholders’ equity	57,459,325	58,069,243
Non-controlling interest	8,605,749	8,414,987
Total stockholders’ equity	66,065,074	66,484,230
Total liabilities and stockholders’ equity	$88,379,382	$87,497,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended September 30,
	2019	2018
Net Revenues:
License fees	$2,679,145	$5,956,113
Maintenance fees	4,391,447	3,739,676
Services	6,418,891	6,470,625
Services - related party	82,933	230,131
Total net revenues	13,572,416	16,396,545

Cost of revenues:
Salaries and consultants	4,454,964	5,020,562
Travel	1,342,635	1,151,997
Depreciation and amortization	719,665	937,604
Other	944,524	1,048,324
Total cost of revenues	7,461,788	8,158,487

Gross profit	6,110,628	8,238,058

Operating expenses:
Selling and marketing	1,743,868	1,701,326
Depreciation and amortization	202,387	212,232
General and administrative	3,918,613	4,406,720
Research and development cost	672,970	318,155
Total operating expenses	6,537,838	6,638,433

Income (loss) from operations	(427,210)	1,599,625

Other income and (expenses)
Gain (loss) on sale of assets	(289)	52,294
Interest expense	(63,663)	(99,434)
Interest income	399,229	248,964
Gain (loss) on foreign currency exchange transactions	(1,760,190)	10,912
Share of net loss from equity investment	(189,224)	(299,691)
Other income	18,326	5,379
Total other income (expenses)	(1,595,811)	(81,576)

Net income (loss) before income taxes	(2,023,021)	1,518,049
Income tax provision	(238,238)	(236,914)
Net income (loss)	(2,261,259)	1,281,135
Non-controlling interest	433,312	(318,546)
Net income (loss) attributable to NetSol	$(1,827,947)	$962,589

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.16)	$0.08
Diluted	$(0.16)	$0.08

Weighted average number of shares outstanding
Basic	11,664,239	11,502,616
Diluted	11,664,239	11,507,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months
	Ended September 30,
	2019	2018
Net income (loss)	$(1,827,947)	$962,589
Other comprehensive income (loss):
Translation adjustment	1,487,701	(464,076)
Translation adjustment attributable to non-controlling interest	(584,356)	200,873
Net translation adjustment	903,345	(263,203)
Comprehensive income (loss) attributable to NetSol	$(924,602)	$699,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2019 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Shares to be	Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Issued	Loss	Interest	Equity

Balance at June 30, 2019	11,911,742	$119,117	$127,737,999	$(1,455,969)	$(35,206,898)	$-	$(33,125,006)	$8,414,987	$66,484,230
Exercise of subsidiary common stock options	-	-	(28,097)	-	-	-	-	39,718	11,621
Common stock issued for:
Services	60,367	604	342,177	-	-	-	-	-	342,781
Equity component shown as current liability at
June 30, 2019	-	-	-	-	-	88,324	-	-	88,324
September 30, 2019	-	-	-	-	-	(88,324)	-	-	(88,324)
Foreign currency translation adjustment	-	-	-	-	-	-	903,345	584,356	1,487,701
Net loss for the period	-	-	-	-	(1,827,947)	-	-	(433,312)	(2,261,259)
Balance at September 30, 2019	11,972,109	$119,721	$128,052,079	$(1,455,969)	$(37,034,845)	$-	$(32,221,661)	$8,605,749	$66,065,074

A statement of the changes in equity for the three months ended September 30, 2018 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Stock Subscriptions	Shares to be	Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	Issued	Loss	Interest	Equity
Balance at June 30, 2018	11,708,469	$117,085	$126,479,147	$(1,205,024)	$(37,994,502)	$(221,000)	$-	$(24,386,071)	$14,146,417	$76,936,052
Adjustment in retained earnings on adoption of ASC 606	-	-	-	-	(5,795,795)	-	-	-	(2,957,860)	(8,753,655)
Exercise of subsidiary common	-	-	(6,629)	-	-	-	-	-	9,279	2,650
Common stock issued for:
Services	73,891	739	445,801	-	-	-	-	-	-	446,540
Equity component shown as current liability at
June 30, 2018	-	-	-	-	-	-	88,324	-	-	88,324
September 30, 2018	-	-	-	-	-	-	(88,324)	-	-	(88,324)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(263,203)	(200,873)	(464,076)
Net income for the period	-	-	-	-	962,589	-	-	-	318,546	1,281,135
Balance at September 30, 2018	11,782,360	$117,824	$126,918,319	$(1,205,024)	$(42,827,708)	$(221,000)	$-	$(24,649,274)	$11,315,509	$69,448,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,261,259)	$1,281,135
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	922,052	1,149,836
Provision for bad debts	(38,621)	-
Share of net loss from investment under equity method	189,224	299,691
(Gain) loss on sale of assets	289	(52,294)
Stock based compensation	164,293	432,048
Changes in operating assets and liabilities:
Accounts receivable	4,836,183	5,136,381
Accounts receivable - related party	46,016	284,869
Revenues in excess of billing	(1,870,517)	(6,347,196)
Revenues in excess of billing - related party	66,330	(70,102)
Other current assets	(278,677)	(571,246)
Accounts payable and accrued expenses	122,012	(680,147)
Unearned revenue	(1,631,245)	(1,202,420)
Net cash provided by (used in) operating activities	266,080	(339,445)

Cash flows from investing activities:
Purchases of property and equipment	(321,125)	(563,413)
Sales of property and equipment	958	184,032
Convertible note receivable - related party	(435,000)	(758,000)
Net cash used in investing activities	(755,167)	(1,137,381)

Cash flows from financing activities:
Proceeds from exercise of subsidiary options	11,621	2,650
Proceeds from bank loans	-	119,895
Payments on finance lease obligations and loans - net	(147,376)	(179,237)
Net cash used in financing activities	(135,755)	(56,692)
Effect of exchange rate changes	879,857	(119,591)
Net increase (decrease) in cash and cash equivalents	255,015	(1,653,109)
Cash and cash equivalents at beginning of the period	17,366,364	22,088,853
Cash and cash equivalents at end of period	$17,621,379	$20,435,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$105,368	$120,010
Taxes	$151,375	$213,605

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$-	$144,801
Assets recognized under operating leases	$3,011,814	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2019. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Majority-owned Subsidiaries
NetSol Technologies, Ltd. (“NetSol PK”)
NetSol Innovation (Private) Limited (“NetSol Innovation”)
NetSol Technologies Thailand Limited (“NetSol Thai”)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

	For the Three Months Ended
	September 30, 2018
	Originally reported	Reclassified

REVENUES
License fees	$5,956,113	$5,956,113
Maintenance fees	3,638,327	3,739,676
Services	6,418,634	6,470,625
Maintenance fees - related party	101,349	-
Services - related party	282,122	230,131
Total net revenues	$16,396,545	$16,396,545

NOTE 2 – ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring significant estimates are provision for doubtful accounts, provision for taxation, useful life of depreciable assets, useful life of intangible assets, contingencies, assumptions used to determine the net present value of operating lease liabilities, and estimated contract costs. The estimates and underlying assumptions are reviewed on an ongoing basis. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of September 30, 2019, and June 30, 2019, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $16,695,896 and $16,124,339, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

Fair Value of Financial Instruments

The Company applies the provisions of Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amounts approximate fair value due to their relatively short maturities. The carrying amounts of the convertible note receivable and the long-term debt approximate their fair values based on current interest rates for instruments with similar characteristics.

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s assets that were measured at fair value on a recurring basis as of September 30, 2019, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,246,660	$1,246,660
Total	$-	$-	$1,246,660	$1,246,660

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2019, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,281,492	$1,281,492
Total	$-	$-	$1,281,492	$1,281,492

The reconciliation from June 30, 2019 to September 30, 2019 is as follows:

	Revenues in excess of billing - long term	Fair value discount	Total
Balance at June 30, 2019	$1,380,631	$(99,139)	$1,281,492
Amortization during the period	-	13,860	13,860
Effect of Translation Adjustment	(52,208)	3,516	(48,692)
Balance at September 30, 2019	$1,328,423	$(81,763)	$1,246,660

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

New Accounting Pronouncements

Recent Accounting Standards Adopted by the Company:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (“ROU”) asset on the balance sheet. The Company adopted ASU 2016-02, along with related clarifications and improvements, as of July 1, 2019, using the modified retrospective approach, which allows the Company to apply ASC 840, Leases, in the comparative periods presented in the year of adoption. Accordingly, the comparative periods and disclosures have not been restated.

The Company elected the package of practical expedients to not reassess:

●	whether a contract is or contains a lease
●	lease classification
●	initial direct costs

Additionally, the Company adopted the policy election to not recognize ROU assets and lease liabilities for short-term leases for all asset classes.

Adoption of the new standard resulted in the recording of a non-cash transitional adjustment to ROU assets and lease liabilities of approximately $3,011,814 and $3,091,236, respectively, as of July 1, 2019. The difference between the ROU assets and lease liabilities represented existing deferred rent expense and prepaid rent that were derecognized and adjusted ROU assets in the Condensed Consolidated Balance Sheets. The adoption of ASU 2016-02 did not materially impact the results of operations or cash flows.

Accounting Standards Recently Issued but Not Yet Adopted by the Company:

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

September 30, 2019

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

September 30, 2019

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months
	Ended September 30,
	2019	2018

Core:
License	$2,679,145	$5,956,113
Maintenance	4,391,447	3,739,676
Services	4,626,269	4,988,025
Services - related party	82,933	162,845
Total core revenue, net	11,779,794	14,846,659

Non-Core:
Services	1,792,622	1,482,600
Services - related party	-	67,286
Total non-core revenue, net	1,792,622	1,549,886

Total net revenue	$13,572,416	$16,396,545

Significant Judgments

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

September 30, 2019

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

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of	As of
	September 30, 2019	June 30, 2019

Revenues in excess of billings	$17,640,189	$16,111,366

Deferred Revenue	$4,424,652	$5,977,736

During the three months ended September 30, 2019, the Company recognized revenue of $3,000,062 that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $69,197,093 as of September 30, 2019, of which the Company estimates to recognize approximately $14,540,294 in revenue over the next 12 months and the remainder over an estimated 5 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

Deferred Revenue

The Company typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancelable license and services starting in future periods are included in accounts receivable and deferred revenue.

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact timing of revenue recognition and the Company’s disclosures. Below is a list of practical expedients applied by the Company:

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

The components of basic and diluted earnings per share were as follows:

	For the three months ended September 30, 2019
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(1,827,947)	11,664,239	$(0.16)
Effect of dilutive securities
Share grants	-	-	-
Diluted loss per share	$(1,827,947)	11,664,239	$(0.16)

	For the three months ended September 30, 2018
	Net Income	Shares	Per Share

Basic income per share:
Net income available to common shareholders	$962,589	11,502,616	$0.08
Effect of dilutive securities
Share grants	-	5,114	-
Diluted income per share	$962,589	11,507,730	$0.08

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months
	Ended September 30,
	2019	2018

Stock Options	40,386	53,462
Share Grants	138,052	-
	178,438	53,462

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $32,221,661 and $33,125,006 as of September 30, 2019 and June 30, 2019, respectively. During the three months ended September 30, 2019 and 2018, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $903,345 and a translation loss of $263,203, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture with 1insurer, formerly Innovation Group, called NetSol-Innovation. NetSol-Innovation provides support services to 1insurer. During the three months ended September 30, 2019 and 2018, NetSol Innovation provided services of $Nil and $67,286, respectively. Accounts receivable at September 30, 2019 and June 30, 2019 were $2,231,841 and $2,130,041, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 7 – MAJOR CUSTOMERS

During the three months ended September 30, 2019 revenues from two customers were $5,041,367 and $951,369 representing 37.1% and 7.0% of revenues. During the three months ended September 30, 2018, revenues from two customer were $4,716,404 and $4,850,093 representing 28.8% and 29.6% of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from the two customers at September 30, 2019, were $2,372,071 and $1,015,369, respectively. Accounts receivable at June 30, 2019, were $7,917,814 and $159,322, respectively. Revenues in excess of billings at September 30, 2019 were $6,330,729 and $6,372,328, respectively. Revenues in excess of billings at June 30, 2019, were $4,371,081 and $5,472,043, respectively. Included in this amount was $1,246,660 and $1,281,492 shown as long term at September 30, 2019 and June 30, 2019, respectively.

NOTE 8 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

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

The following table summarizes the convertible notes receivable from WRLD3D.

			Convertible
Agreement	Interest	Maturity	Note	Amount
Date	Rate	Date	Amount	Disbursed
May 25, 2017	5%	On Demand	$750,000	$750,000
February 9, 2018	10%	On Demand	2,500,000	2,500,000
April 1, 2019	10%	March 31, 2020	600,000	435,000
August 19, 2019	10%	March 31, 2020	400,000	400,000
			$4,250,000	$4,085,000

The Company has accrued interest of $414,297 at September 30, 2019 which is included in “Other current assets.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 9 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	September 30, 2019	June 30, 2019

Prepaid Expenses	$1,085,863	$991,528
Advance Income Tax	743,939	800,798
Employee Advances	97,925	33,778
Security Deposits	149,074	147,668
Other Receivables	940,599	733,826
Other Assets	334,298	438,666
Total	$3,351,698	$3,146,264

NOTE 10 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	September 30, 2019	June 30, 2019

Revenues in excess of billing - long term	$1,328,423	$1,380,631
Present value discount	(81,763)	(99,139)
Net Balance	$1,246,660	$1,281,492

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three months ended September 30, 2019 and 2018, the Company accreted $13,860 and $nil which was recorded in interest income for that period. The Company used the discounted cash flow method with an interest rate of 4.35%.

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	September 30, 2019	June 30, 2019

Office Furniture and Equipment	$3,231,116	$3,125,382
Computer Equipment	19,557,328	18,905,603
Assets Under Finance Leases	1,669,388	1,720,490
Building	6,247,424	6,021,939
Land	1,619,290	1,559,111
Autos	1,399,070	1,024,754
Improvements	93,738	111,165
Subtotal	33,817,354	32,468,444
Accumulated Depreciation	(21,338,513)	(20,371,589)
Property and Equipment, Net	$12,478,841	$12,096,855

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

For the three months ended September 30, 2019 and 2018, depreciation expense totaled $465,451 and $564,128, respectively. Of these amounts, $263,064 and $351,896, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of September 30, 2019 and June 30, 2019:

	As of	As of
	September 30, 2019	June 30, 2019
Computers and Other Equipment	$317,296	$324,466
Furniture and Fixtures	65,084	65,084
Vehicles	1,287,008	1,330,940
Total	1,669,388	1,720,490
Less: Accumulated Depreciation - Net	(567,780)	(538,564)
	$1,101,608	$1,181,926

Finance lease term and discount rate were as follows:

As of
September 30, 2019

Weighted average remaining lease term - finance leases	2.11 Years

Weighted average discount rate - finance leases	12.79%

NOTE 12 - LEASES

The Company leases certain office space, office equipment and autos with remaining lease terms of one year to 10 years under leases classified as financing and operating. For certain leases, the Company has options to extend the lease term for additional periods ranging from one year to 10 years.

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, or the Company directs the use of the asset and obtains substantially all the economic benefits of the asset. These leases are recorded as right-of-use (“ROU”) assets and lease obligation liabilities for leases with terms greater than 12 months. ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company’s obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. Since the interest rate implicit in a lease is generally not readily determinable for the operating leases, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value. The Company used the incremental borrowing rate on July 1, 2019 for all leases that commenced prior to that date. For finance leases, the Company used the incremental borrowing rate implicit in the lease.

The Company reviews the impairment of ROU assets consistent with the approach applied for the Company’s other long-lived assets. The Company reviews the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations.

The Company elected the practical expedient to exclude short-term leases (leases with original terms of 12 months or less) from ROU asset and lease liability accounts.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

Lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Variable payments change due to facts or circumstances occurring after the commencement date, other than the passage of time, and do not result in a remeasurement of lease liabilities. The Company’s variable lease payments include payments for finance leases that are adjusted based on a change in Karachi Inter Bank Offer Rate. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

As of
September 30, 2019
Assets
Operating lease assets, net	$2,734,762

Liabilities
Current
Operating	$920,115
Non-current
Operating	1,912,804
Total Lease Liabilities	$2,832,919

The components of lease cost were as follows:

For the Three Months
Ended September 30, 2019

Amortization of finance lease assets	$26,330
Interest on finance lease obligation	22,918
Operating lease cost	263,577
Short term lease cost	74,110
Sub lease income	(8,199)
Total lease cost	$378,736

Lease term and discount rate were as follows:

As of
September 30, 2019

Weighted average remaining lease term - Operating leases	3.3 Years

Weighted average discount rate - Operating leases	5.61%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows:

For the Three Months Ended
September 30, 2019

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$232,268

Maturities of operating lease liabilities were as follows as of September 30, 2019:

Amount
Within year 1	$1,045,298
Within year 2	874,317
Within year 3	797,007
Within year 4	305,926
Within year 5	82,404
Thereafter	6,235
Total Lease Payments	3,111,187
Less: Imputed interest	(278,268)
Present Value of lease liabilities	2,832,919
Less: Current portion	(920,115)
Non-Current portion	$1,912,804

As of June 30, 2019, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Within year 1	$744,549
Within year 2	514,243
Within year 3	269,375
Within year 4	197,872
Within year 5	36,044
Total	$1,762,083

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by July 2021. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three months ended September 30, 2019, the Company received $8,199 of lease income.

The company entered into an agreement to acquire additional office space in London for a term of two years which will begin October 1, 2019. The Company will recognize a ROU asset of approximately $505,761, and corresponding lease liability at the inception of lease term.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 13 – LONG TERM INVESTMENT

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

During the three months ended September 30, 2019, the Company performed $204,615 of services.

Under the equity method of accounting, the Company recorded its share of net loss of $5,392 for the three months ended September 30, 2019.

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

During the three months ended September 30, 2019 and 2018, NetSol PK provided services valued at $82,933 and $162,845, respectively, which is recorded as services-related party. Accounts receivable at September 30, 2019 and June 30, 2019 were $1,166,431 and $1,020,589, respectively. Revenue in excess of billing at September 30, 2019 and June 30, 2019 were $48,145 and $110,827, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $183,832 and $299,691 for the three months ended September 30, 2019 and 2018, respectively.

The following table reflects the above investments at September 30, 2019.

	DriveMate	WRLD3D	Total
Initial investment	$250,000	$3,888,889	$4,138,889
Cumulative net loss on investment	(8,756)	(1,284,998)	(1,293,754)
Cumulative other comprehensive income (loss)	-	(384,265)	(384,265)
Net investment	$241,244	$2,219,626	$2,460,870

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 14 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	September 30, 2019	June 30, 2019

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(14,558,721)	(15,343,727)
Accumulated Amortization	(25,526,854)	(24,568,320)
Net Balance	$7,159,422	$7,332,950

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $7,159,422 will be amortized over the next 4 years. Amortization expense for the three months ended September 30, 2019 and 2018 was $456,601 and $585,708, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
September 30, 2020	$1,852,626
September 30, 2021	1,852,626
September 30, 2022	1,852,626
September 30, 2023	1,601,544
$7,159,422

NOTE 15 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	September 30, 2019	June 30, 2019

Accounts Payable	$1,830,934	$1,156,498
Accrued Liabilities	4,514,879	5,055,358
Accrued Payroll & Taxes	515,960	793,503
Taxes Payable	411,892	326,386
Other Payable	104,320	144,815
Total	$7,377,985	$7,476,560

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 16 – DEBTS

Notes payable and finance leases consisted of the following:

		As of September 30, 2019
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$15,753	$15,753	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	3,184,714	3,184,714	-
Loan Payable Bank - Running Finance	(4)	337,580	337,580	-
Loan Payable Bank - Export Refinance II	(5)	2,420,382	2,420,382	-
Loan Payable Bank - Running Finance II	(6)	764,331	764,331	-
Related Party Loan	(7)	77,148	15,686	61,462
		6,799,908	6,738,446	61,462
Subsidiary Finance Leases	(8)	790,520	358,579	431,941
		$7,590,428	$7,097,025	$493,403

		As of June 30, 2019
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$67,671	$67,671	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	3,066,355	3,066,355	-
Loan Payable Bank - Running Finance	(4)	325,034	325,034	-
Loan Payable Bank - Export Refinance II	(5)	2,330,431	2,330,431	-
Loan Payable Bank - Running Finance II	(6)	735,925	735,925	-
Related Party Loan	(7)	82,969	15,838	67,131
		6,608,385	6,541,254	67,131
Subsidiary Finance Leases	(8)	861,784	364,343	497,441
		$7,470,169	$6,905,597	$564,572

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 6.0% to 7.0% as of September 30, 2019 and June 30, 2019.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $370,370. The annual interest rate was 5.12% as of September 30, 2019. Total outstanding balance as of September 30, 2019 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2019, NTE was in compliance with this covenant.

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $3,184,714 at September 30, 2019 and Rs. 500,000,000 or $3,066,355 at June 30, 2019. The interest rate for the loan was 3% at September 30, 2019 and June 30, 2019.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(4) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $477,707, at September 30, 2019. NetSol PK used Rs. 53,000,000, or $337,580 at September 30, 2019. The interest rate for the loan was 15.0% and 13.0% at September 30, 2019 and June 30, 2019, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of September 30, 2019, NetSol PK was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 380,000,000 or $2,420,382 and Rs. 380,000,000 or $2,330,431 at September 30, 2019 and June 30, 2019, respectively. The interest rate for the loan was 3% at September 30, 2019 and June 30, 2019.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 120,000,000 or $764,331 and Rs. 120,000,000 or $735,925, at September 30, 2019 and June 30, 2019, respectively. The interest rate for the loan was 15.3% and 14.3% at September 30, 2019 and June 30, 2019, respectively.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of September 30, 2019, NetSol PK was in compliance with these covenants.

(7) In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $85,863, for a period of 5 years with monthly payment of £1,349, or $1,665. As of September 30, 2019, the subsidiary has used this facility up to $77,148, of which $61,462 was shown as long-term and $15,686 as current. The interest rate was 6.14% at September 30, 2019.

(8) The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended September 30, 2019 and 2018.

Following is the aggregate minimum future lease payments under finance leases as of September 30, 2019:

Amount
Minimum Lease Payments
Due FYE 9/30/20	$427,463
Due FYE 9/30/21	334,746
Due FYE 9/30/22	101,392
Due FYE 9/30/23	19,852
Due FYE 9/30/24	8,272
Total Minimum Lease Payments	891,725
Interest Expense relating to future periods	(101,205)
Present Value of minimum lease payments	790,520
Less: Current portion	(358,579)
Non-Current portion	$431,941

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 17 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2019, the Company issued 34,904 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $195,263.

During the three months ended September 30, 2019, the Company issued 11,289 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $65,297.

During the three months ended September 30, 2019, the Company issued 14,174 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $82,221.

NOTE 18 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value
Outstanding and exercisable, June 30, 2019	40,386	$6.50	0.61	$404
Granted	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding and exercisable, September 30, 2019	40,386	$6.50	0.36	$-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2019.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$6.50	40,386	0.36	$6.50
Totals	40,386	0.36	$6.50

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2019	81,515	$5.88
Granted	117,895	$5.66
Vested	(60,367)	$5.68
Forfeited / Cancelled	(991)	$6.05
Unvested, September 30, 2019	138,052	$5.78

For the three months ended September 30, 2019 and 2018, the Company recorded compensation expense of $164,293 and $432,048, respectively. The compensation expense related to the unvested stock grants as of September 30, 2018 was $778,463 which will be recognized during the fiscal years 2020 through 2022.

NOTE 19 – CONTINGENCIES

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

NOTE 20 – OPERATING SEGMENTS

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

The following table presents a summary of identifiable assets as of September 30, 2019 and June 30, 2019:

	As of	As of
	September 30, 2019	June 30, 2019
Identifiable assets:
Corporate headquarters	$3,889,608	$2,947,727
North America	5,797,752	5,730,928
Europe	9,260,282	8,399,033
Asia - Pacific	69,431,740	70,419,331
Consolidated	$88,379,382	$87,497,019

The following table presents a summary of investment under equity method as of September 30, 2019 and June 30, 2019:

	As of	As of
	September 30, 2019	June 30, 2019
Investment in associates under equity method:
Corporate headquarters	$630,186	$686,504
Asia - Pacific	1,830,684	1,967,265
Consolidated	$2,460,870	$2,653,769

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2019	2018
Revenues from unaffiliated customers:
North America	$977,175	$843,085
Europe	2,592,339	1,919,934
Asia - Pacific	9,919,969	13,403,395
	13,489,483	16,166,414
Revenue from affiliated customers
Asia - Pacific	82,933	230,131
	82,933	230,131
Consolidated	$13,572,416	$16,396,545

Intercompany revenue
Europe	$146,825	$138,653
Asia - Pacific	1,064,766	3,192,386
Eliminated	$1,211,591	$3,331,039

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(864,210)	$(1,218,387)
North America	(57,987)	(178,630)
Europe	381,094	174,088
Asia - Pacific	(1,720,156)	2,504,064
Consolidated	$(2,261,259)	$1,281,135

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

The following table presents a summary of capital expenditures for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2019	2018
Capital expenditures:
North America	$-	$-
Europe	31,852	98,444
Asia - Pacific	289,273	464,969
Consolidated	$321,125	$563,413

NOTE 21 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2019

NetSol PK	33.88%	$7,206,652
NetSol-Innovation	49.90%	1,399,134
NetSol Thai	0.006%	(37)
Total		$8,605,749

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2019

NetSol PK	33.80%	$6,993,491
NetSol-Innovation	49.90%	1,421,528
NetSol Thai	0.006%	(32)
Total		$8,414,987

NetSol PK

During the three months ended September 30, 2019, employees of NetSol PK exercised 114,000 options of common stock and NetSol PK received cash of $11,261. Due to the exercise of options, the non-controlling interest increased from 33.80% to 33.88%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2019. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2019, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website and on social media platforms linked to our corporate website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http://netsoltech.com/about-us. The content of our websites is not intended to be incorporated by reference into this or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

NFS Ascent™

NFS Ascent™, the Company’s next generation platform, offers a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s™ architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 40 years combined with UX design concepts. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment. At the core of the NFS Ascent™ platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion-dollar lease portfolios in compliance with various regulatory standards. NFS Ascent™, with its distributed and clustered deployment across parallel application and high-volume data servers, enables finance companies to process voluminous data in a hyper speed environment. NFS Ascent™ has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. Pricing models for NFS Ascent are also available on a subscription-based pricing as an alternative to the traditional license model. Subscription-based pricing is being offered on a monthly, quarterly or annual basis and decreases the cost of the initial buy-in for new customers while providing an alternative to current customers seeking lower software usage and maintenance costs.

NFS Digital

NFS Digital enables a sales force for a finance and leasing company to access different channels like point of sale, field investigation and auditing as well as allowing end customers to access their contract details through a self-service mobile application.

LeasePak

In North America, NTA has and continues to develop the LeasePak CMS product which is now tailored to be an offering on the Microsoft Azure™ cloud. LeasePak streamlines the lease and loan management lifecycle, enabling superior portfolio management, flexible financial products (lease or loan terms) and sophisticated financial analysis and management to reduce operating costs, simplify accounting and improve profits. It is scalable from a basic offering to a collection of highly specialized add on modules for systems, portfolios and accounting methods for virtually all sizes and complexity of operations. It is the centerpiece of vehicle leasing infrastructure at leading Fortune 500 banks and Automotive Captives, as well as for some of the industry’s leading independent lessors. It handles every aspect of the lease or loan lifecycle, including credit application origination, credit adjudication, pricing, documentation, booking, payments, customer service, collections, midterm adjustments, and end-of-term options for asset disposition and remarketing.

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

Highlights

Listed below are a few of NetSol’s highlights for the three months ended September 30, 2019:

●	We went live with our NFS Ascent™ retail platform for a major American auto captive in China. The deployment covers the complete Ascent retail platform including its Omni-Point of Sale and Contract Management System.
●	We made substantial progress in its cloud enabled Wholesale implementation for a UK based leading auction house.
●	We generated close to $1 million by successfully implementing change requests from various customers across multiple region.
●	Our innovation lab initiates multiple engagements with the customers in a bid to generate healthy sales pipeline for the organization.
●	An auto captive finance company of a leading German auto manufacturer in China successfully went live with the NFS Ascent™ wholesale platform.
●	NTE successfully agreed on a new statement of work related to their legacy solution with one of its notable customers which would help generate over $250,000.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Latin American markets, primarily in Mexico, remain largely untapped.
●	Greater stability in US and Pakistan relations as both countries explore trade relations and continued strategic ally in Afghanistan. (NPR, July 23, 2019)
●	China investment or CPEC (China Pakistan Economic Corridor) has exceeded $62 billion from an original commitment of $46 billion in Pakistan on energy and infrastructure projects.
●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, Africa and Australia.
●	Continued interest from Fortune 500 multinational auto captives and global companies in NETSOL Ascent™.
●	Growing interest and engagements by tier 1 existing clients for OTOZ™ platform and NetSol innovative tools in development stages.
●	Growing interest from existing clients in the NFS™ legacy systems in emerging and developing markets.
●	Growing demand and traction for upgrading to NFS Ascent™ by existing tier one auto captive clients.
●	Growing interest in the NFS Ascent™ SaaS offering.

Negative trends:

●	Regional tensions in Afghanistan and uncertainty caused in neighboring Kashmir and Indian territories.
●	China – US Trade war could have negative ancillary effect on automobile lease industry.
●	Geopolitical unrest in the Middle East, South East Asia and potential terrorism and the disruption risk it creates.
●	General global market worries of recession and uncertainty due to Brexit in Europe (delayed until January 31, 2020) and US China trade war.
●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.
●	Recent growing tensions between Pakistan and India.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2019 Compared to the Quarter Ended September 30, 2018

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended September 30, 2019 and 2018 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2019	%	2018	%
Net Revenues:
License fees	$2,679,145	19.7%	$5,956,113	36.3%
Maintenance fees	4,391,447	32.4%	3,739,676	22.8%
Services	6,418,891	47.3%	6,470,625	39.5%
Services - related party	82,933	0.6%	230,131	1.4%
Total net revenues	13,572,416	100.0%	16,396,545	100.0%

Cost of revenues:
Salaries and consultants	4,454,964	32.8%	5,020,562	30.6%
Travel	1,342,635	9.9%	1,151,997	7.0%
Depreciation and amortization	719,665	5.3%	937,604	5.7%
Other	944,524	7.0%	1,048,324	6.4%
Total cost of revenues	7,461,788	55.0%	8,158,487	49.8%

Gross profit	6,110,628	45.0%	8,238,058	50.2%
Operating expenses:
Selling and marketing	1,743,868	12.8%	1,701,326	10.4%
Depreciation and amortization	202,387	1.5%	212,232	1.3%
General and administrative	3,918,613	28.9%	4,406,720	26.9%
Research and development cost	672,970	5.0%	318,155	1.9%
Total operating expenses	6,537,838	48.2%	6,638,433	40.5%

Income (loss) from operations	(427,210)	-3.1%	1,599,625	9.8%
Other income and (expenses)
Gain (loss) on sale of assets	(289)	0.0%	52,294	0.3%
Interest expense	(63,663)	-0.5%	(99,434)	-0.6%
Interest income	399,229	2.9%	248,964	1.5%
Gain (loss) on foreign currency exchange transactions	(1,760,190)	-13.0%	10,912	0.1%
Share of net loss from equity investment	(189,224)	-1.4%	(299,691)	-1.8%
Other income	18,326	0.1%	5,379	0.0%
Total other income (expenses)	(1,595,811)	-11.8%	(81,576)	-0.5%

Net income (loss) before income taxes	(2,023,021)	-14.9%	1,518,049	9.3%
Income tax provision	(238,238)	-1.8%	(236,914)	-1.4%
Net income	(2,261,259)	-16.7%	1,281,135	7.8%
Non-controlling interest	433,312	3.2%	(318,546)	-1.9%
Net income (loss) attributable to NetSol	$(1,827,947)	-13.5%	$962,589	5.9%

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 20 “Operating Segments” within the Notes to the Condensed Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due	(Unfavorable)
	Ended September 30,				Constant	to Currency	Change as
	2019	%	2018	%	Currency	Fluctuation	Reported

Net Revenues:	$13,572,416	100.0%	$16,396,545	100.0%	$(312,062)	$(2,512,067)	$(2,824,129)

Cost of revenues:	7,461,788	55.0%	8,158,487	49.8%	(823,722)	1,520,421	696,699

Gross profit	6,110,628	45.0%	8,238,058	50.2%	(1,135,784)	(991,646)	(2,127,430)

Operating expenses:	6,537,838	48.2%	6,638,433	40.5%	(736,616)	837,211	100,595

Income (loss) from operations	$(427,210)	-3.1%	$1,599,625	9.8%	$(1,872,400)	$(154,435)	$(2,026,835)

Net revenues for the quarter ended September 30, 2019 and 2018 are broken out among the segments as follows:

	2019		2018
	Revenue	%	Revenue	%

North America	977,175	7.2%	843,085	5.1%
Europe	2,592,339	19.1%	1,919,934	11.7%
Asia-Pacific	10,002,902	73.7%	13,633,526	83.1%
Total	$13,572,416	100.0%	$16,396,545	100.0%

Revenues

License fees

License fees for the three months ended September 30, 2019 were $2,679,145 compared to $5,956,113 for the three months ended September 30, 2018 reflecting a decrease of $3,276,968 with a change in constant currency of $2,591,693. During the three months ended September 30, 2019, we recognized approximately $2,455,000 related to the DFS contract. During the three months ended September 30, 2018, we recognized approximately $769,000 related to the DFS contract and approximately $4,850,000 related to the five-year contract that was signed with a tier-one auto captive finance company to implement our NFS Ascent platform in China.

Maintenance fees

Maintenance fees for the three months ended September 30, 2019 were $4,391,447 compared to $3,739,676 for the three months ended September 30, 2018 reflecting an increase of $651,771 with a change in constant currency of $1,372,374. Maintenance fees begin once a customer has “gone live” with our product. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Services

Services income for the three months ended September 30, 2019 was $6,418,891 compared to $6,470,625 for the three months ended September 30, 2018 reflecting a slight decrease of $51,734 with an increase in constant currency of $974,543. The services revenue remained relatively flat based on constant currency. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended September 30, 2019 was $82,933 compared to $230,131 for the three months ended September 30, 2018 reflecting a decrease of $147,198 with a change in constant currency of $67,286. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $67,286 and approximately $79,912 in service revenue related to services performed for WRLD3D, respectively.

Gross Profit

The gross profit was $6,110,628, for the three months ended September 30, 2019 as compared with $8,238,058 for the three months ended September 30, 2018. This is a decrease of $2,127,430 with a change in constant currency of $1,135,784. The gross profit percentage for the three months ended September 30, 2019 also decreased to 45.0% from 50.2% for the three months ended September 30, 2018. The cost of sales was $7,461,788 for the three months ended September 30, 2019 compared to $8,158,487 for the three months ended September 30, 2018 for a decrease of $696,699 and on a constant currency basis an increase of $823,722. As a percentage of sales, cost of sales increased from 49.8% for the three months ended September 30, 2018 to 55.0% for the three months ended September 30, 2019.

Salaries and consultant fees decreased by $565,598 from $5,020,562 for the three months ended September 30, 2018 to $4,454,964 for the three months ended September 30, 2019 and on a constant currency basis increased $317,024. The increase, based on constant currency, is due to annual salary raises. As a percentage of sales, salaries and consultant expense increased from 30.6% for the three months ended September 30, 2018 to 32.8% for the three months ended September 30, 2019.

Depreciation and amortization expense decreased to $719,665 compared to $937,604 for the three months ended September 30, 2018 or a decrease of $217,939 and on a constant currency basis a decrease of $19,854. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $6,537,838 for the three months ended September 30, 2019 compared to $6,638,433, for the three months ended September 30, 2018 for a decrease of 1.5% or $100,595 and on a constant currency basis an increase of 11.1% or $736,616. As a percentage of sales, it increased from 40.5% to 48.2%. The increase in operating expenses was primarily due to increases in salaries and wages, research and development and general and admin offset by decrease in selling and marketing expenses, depreciation, and professional services.

Selling and marketing expenses increased $42,542 or 2.5% and on a constant currency basis increased $299,464 or 17.6%. The increase in selling and marketing expenses based on constant currency is due to commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $3,918,613 for the three months ended September 30, 2019 compared to $4,406,720 at September 30, 2018 or a decrease of $488,107 or 11.1% and on a constant currency basis a decrease of $96,982 or 2.2%. During the three months ended September 30, 2019, salaries decreased by approximately $545,137 or $287,747 on a constant currency basis due to less share grants, an increase in other general and administrative expenses of approximately $33,324 or $164,413 on a constant currency basis, and professional services of approximately $62,327 or $75,743 on constant currency bases.

Income/Loss from Operations

Loss from operations was $427,210 for the three months ended September 30, 2019 compared to income from operations of $1,599,625 for the three months ended September 30, 2018. This represents a decrease of $2,026,835 with a decrease of $1,872,400 on a constant currency basis for the three months ended September 30, 2019 compared with the three months ended September 30, 2018. As a percentage of sales, loss from operations was 3.2% for the three months ended September 30, 2019 compared to income of 9.8% for the three months ended September 30, 2018.

Other Income and Expense

Other expense was $1,595,811 for the three months ended September 30, 2019 compared with $81,576 for the three months ended September 30, 2018. This represents an increase of $1,514,235 with an increase of $1,955,102 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended September 30, 2019, we recognized a loss of $1,760,190 in foreign currency exchange transactions compared to a gain of $10,912 for the three months ended September 30, 2018. During the three months ended September 30, 2019, the value of the U.S. dollar and the Euro decreased 3.7% and 7.6%, respectively, compared to the PKR. During the three months ended September 30, 2018, the value of the U.S. dollar and the Euro increased 1.6% and 0.9%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended September 30, 2019, the net loss attributable to non-controlling interest was $433,312, compared to income of $318,546 for the three months ended September 30, 2018. The decrease in non-controlling interest is primarily due to the increase in net loss of NetSol PK and NetSol Innovation.

Net Income / Loss attributable to NetSol

Net loss was $1,827,947 for the three months ended September 30, 2019 compared to net income of $962,589 for the three months ended September 30, 2018. This is a decrease of $2,790,536 with a decrease of $3,151,605 on a constant currency basis, compared to the prior year. For the three months ended September 30, 2019, net loss per share was $0.16 for basic and diluted shares compared to net income of $0.08 for basic and diluted shares for the three months ended September 30, 2018.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018

Net Income (loss) attributable to NetSol	$(1,827,947)	$962,589
Non-controlling interest	(433,312)	318,546
Income taxes	238,238	236,914
Depreciation and amortization	922,052	1,149,836
Interest expense	63,663	99,434
Interest (income)	(399,229)	(248,964)
EBITDA	$(1,436,535)	$2,518,355
Add back:
Non-cash stock-based compensation	164,293	432,048
Adjusted EBITDA, gross	$(1,272,242)	$2,950,403
Less non-controlling interest (a)	191,235	(752,669)
Adjusted EBITDA, net	$(1,081,007)	$2,197,734

Weighted Average number of shares outstanding
Basic	11,664,239	11,502,616
Diluted	11,664,239	11,507,730

Basic adjusted EBITDA	$(0.09)	$0.19
Diluted adjusted EBITDA	$(0.09)	$0.19

(a) The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$(433,312)	$318,546
Income Taxes	53,335	70,543
Depreciation and amortization	259,635	365,854
Interest expense	19,041	32,690
Interest (income)	(105,501)	(66,868)
EBITDA	$(206,802)	$720,765
Add back:
Non-cash stock-based compensation	15,567	31,904
Adjusted EBITDA of non-controlling interest	$(191,235)	$752,669

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $17,621,379 at September 30, 2019, compared to $17,366,364 at June 30, 2019.

Net cash provided by operating activities was $266,080 for the three months ended September 30, 2019 compared to cash used of $339,445 for the three months ended September 30, 2018. At September 30, 2019, we had current assets of $52,756,930 and current liabilities of $19,908,101. We had accounts receivable of $11,305,324 at September 30, 2019 compared to $15,599,314 at June 30, 2019. We had revenues in excess of billings of $17,640,189 at September 30, 2019 compared to $16,111,366 at June 30, 2019 of which $1,246,660 and $1,281,492 is shown as long term as of September 30, 2019 and June 30, 2019, respectively. The long-term portion was discounted by $81,763 and $99,139 at September 30, 2019 and June 30, 2019, respectively, using the discounted cash flow method with an interest rate of 4.35%. During the three months ended September 30, 2019, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $2,765,167 from $31,710,680 at June 30, 2019 to $28,945,513 at September 30, 2019. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,377,985 and $8,017,140, respectively at September 30, 2019. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,476,560 and $6,905,597, respectively at June 30, 2019.

The average days sales outstanding for the three months ended September 30, 2019 and 2018 were 205 and 156 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $755,167 for the three months ended September 30, 2019, compared to $1,137,381 for the three months ended September 30, 2018. We had purchases of property and equipment of $321,125 compared to $563,413 for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, we invested $435,000 and $758,000, respectively, in a short-term convertible note receivable from WRLD3D.

Net cash used in financing activities was $135,755 for the three months ended September 30, 2019, compared to $56,692 for the three months ended September 30, 2018. The three months ended September 30, 2019 included the cash inflow of $Nil from bank proceeds compared to $119,895 for the same period last year. During the three months ended September 30, 2019, we had net payments for bank loans and finance leases of $147,376 compared to $179,237 for the three months ended September 30, 2018. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 16 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2019, we had approximately $17.6 million of cash, cash equivalents and marketable securities of which approximately $16.7 million is held by our foreign subsidiaries. As of June 30, 2019, we had approximately $17.4 million of cash, cash equivalents and marketable securities of which approximately $16.1 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($370,370) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($3,184,714) and a running finance facility of Rupees 75 million ($477,707) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,420,382) and a running finance facility of Rs. 120 million ($764,331) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

As of the date of this report, we are in compliance with the financial covenants associated with our borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2019. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of September 30, 2019, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Effective July 1, 2019, we adopted ASU 2016-02 Leases (Topic 842), and all related amendments, which resulted in the modification of certain processes and internal controls related to leases. There were no other changes in our internal controls over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

NETSOL TECHNOLOGIES, INC.

Date:	November 12, 2019	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	November 12, 2019	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer