Form 10-Q
period 2019-12-31
NETSOL TECHNOLOGIES INC
filed 2020-02-12
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

[ ]	For the transition period from __________ to __________

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	95-4627685
(State or other Jurisdiction of	(I.R.S. Employer NO.)
Incorporation or Organization)

23975 Park Sorrento, Suite 250, Calabasas, CA 91302

(Address of principal executive offices) (Zip Code)

(818) 222-9195 / (818) 222-9197

(Issuer’s telephone/facsimile numbers, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	NTWK	NASDAQ

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

Yes [  ] No [X]

The issuer had 11,753,063 shares of its $.01 par value Common Stock and no Preferred Stock outstanding as of February 7, 2020.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$22,083,584	$17,366,364
Accounts receivable, net of allowance of $351,431 and $192,786	8,401,835	12,332,714
Accounts receivable, net of allowance of $0 and $166,075 - related party	1,231,181	3,266,600
Revenues in excess of billings, net of allowance of $205,006 and $194,684	15,850,011	14,719,047
Revenues in excess of billings - related party	101,669	110,827
Convertible note receivable - related party	4,185,000	3,650,000
Other current assets	3,392,190	3,146,264
Total current assets	55,245,470	54,591,816
Revenues in excess of billings, net - long term	1,291,025	1,281,492
Property and equipment, net	12,668,689	12,096,855
Right of use of assets - operating leases	3,050,885	-
Long term investment	2,411,807	2,653,769
Other assets	24,301	23,569
Intangible assets, net	6,792,846	7,332,950
Goodwill	9,516,568	9,516,568
Total assets	$91,001,591	$87,497,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,927,523	$7,476,560
Current portion of loans and obligations under finance leases	9,436,332	6,905,597
Current portion of operating lease obligations	1,182,850	-
Unearned revenues	3,135,721	5,977,736
Common stock to be issued	88,324	88,324
Total current liabilities	21,770,750	20,448,217
Loans and obligations under finance leases; less current maturities	417,824	564,572
Operating lease obligations; less current maturities	1,966,770	-
Total liabilities	24,155,344	21,012,789
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,000,566 shares issued and 11,753,063 outstanding as of December 31, 2019 and 11,911,742 shares issued and 11,664,239 outstanding as of June 30, 2019	120,006	119,117
Additional paid-in-capital	128,197,589	127,737,999
Treasury stock (At cost, 247,503 shares and 247,503 shares as of December 31, 2019 and June 30, 2019, respectively)	(1,455,969)	(1,455,969)
Accumulated deficit	(36,448,870)	(35,206,898)
Other comprehensive loss	(30,456,632)	(33,125,006)
Total NetSol stockholders’ equity	59,956,124	58,069,243
Non-controlling interest	6,890,123	8,414,987
Total stockholders’ equity	66,846,247	66,484,230
Total liabilities and stockholders’ equity	$91,001,591	$87,497,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2019	2018	2019	2018
Net Revenues:
License fees	$383,963	$4,817,569	$3,063,108	$10,773,682
Maintenance fees	4,965,877	3,661,723	9,357,324	7,401,399
Services	10,282,755	8,348,843	16,701,646	14,819,468
Services - related party	57,424	174,492	140,357	404,623
Total net revenues	15,690,019	17,002,627	29,262,435	33,399,172

Cost of revenues:
Salaries and consultants	4,625,872	4,497,054	9,080,836	9,517,616
Travel	1,572,923	1,706,182	2,915,558	2,858,179
Depreciation and amortization	734,352	880,048	1,454,017	1,817,652
Other	954,912	1,060,772	1,899,436	2,109,096
Total cost of revenues	7,888,059	8,144,056	15,349,847	16,302,543

Gross profit	7,801,960	8,858,571	13,912,588	17,096,629

Operating expenses:
Selling and marketing	1,858,096	2,048,303	3,601,964	3,749,629
Depreciation and amortization	215,479	193,779	417,866	406,011
General and administrative	4,568,790	4,002,059	8,487,403	8,408,779
Research and development cost	454,605	424,652	1,127,575	742,807
Total operating expenses	7,096,970	6,668,793	13,634,808	13,307,226

Income from operations	704,990	2,189,778	277,780	3,789,403

Other income and (expenses)
Gain (loss) on sale of assets	528	(3,504)	239	48,790
Interest expense	(88,006)	(63,804)	(151,669)	(163,238)
Interest income	435,682	230,421	834,911	479,385
Gain (loss) on foreign currency exchange transactions	61,061	2,536,755	(1,699,129)	2,547,667
Share of net loss from equity investment	(164,796)	(298,293)	(354,020)	(597,984)
Other income	207,987	4,503	226,313	9,882
Total other income (expenses)	452,456	2,406,078	(1,143,355)	2,324,502

Net income (loss) before income taxes	1,157,446	4,595,856	(865,575)	6,113,905
Income tax provision	(610,510)	(264,872)	(848,748)	(501,786)
Net income (loss)	546,936	4,330,984	(1,714,323)	5,612,119
Non-controlling interest	39,039	(1,475,355)	472,351	(1,793,901)
Net income (loss) attributable to NetSol	$585,975	$2,855,629	$(1,241,972)	$3,818,218

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.05	$0.25	$(0.11)	$0.33
Diluted	$0.05	$0.25	$(0.11)	$0.33

Weighted average number of shares outstanding
Basic	11,724,606	11,586,507	11,694,423	11,542,877
Diluted	11,724,606	11,592,193	11,694,423	11,548,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2019	2018	2019	2018
Net income (loss)	$585,975	$2,855,629	$(1,241,972)	$3,818,218
Other comprehensive income (loss):
Translation adjustment	2,009,060	(5,784,490)	3,496,761	(6,248,566)
Translation adjustment attributable to non-controlling interest	(244,031)	1,986,953	(828,387)	2,187,826
Net translation adjustment	1,765,029	(3,797,537)	2,668,374	(4,060,740)
Comprehensive income (loss) attributable to NetSol	$2,351,004	$(941,908)	$1,426,402	$(242,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2019 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2019	11,972,109	$119,721	$128,052,079	$(1,455,969)	$(37,034,845)	$(32,221,661)	$8,605,749	$66,065,074
Common stock issued for:
Services	28,457	285	145,510	-	-	-	-	145,795
Dividend to non-controlling interest	-	-	-	-	-	-	(1,920,618)	(1,920,618)
Foreign currency translation adjustment	-	-	-	-	-	1,765,029	244,031	2,009,060
Net income	-	-	-	-	585,975	-	(39,039)	546,936
Balance at December 31, 2019	12,000,566	$120,006	$128,197,589	$(1,455,969)	$(36,448,870)	$(30,456,632)	$6,890,123	$66,846,247

A statement of the changes in equity for the three months ended September 30, 2019 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2019	11,911,742	$119,117	$127,737,999	$(1,455,969)	$(35,206,898)	$(33,125,006)	$8,414,987	$66,484,230
Exercise of subsidiary common stock options	-	-	(28,097)	-	-	-	39,718	11,621
Common stock issued for:
Services	60,367	604	342,177	-	-	-	-	342,781
Foreign currency translation adjustment	-	-	-	-	-	903,345	584,356	1,487,701
Net loss	-	-	-	-	(1,827,947)	-	(433,312)	(2,261,259)
Balance at September 30, 2019	11,972,109	$119,721	$128,052,079	$(1,455,969)	$(37,034,845)	$(32,221,661)	$8,605,749	$66,065,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2018 is provided below:

						Stock
			Additional			Sub-	Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	Loss	Interest	Equity
Balance at September 30, 2018	11,782,360	$117,824	$126,918,319	$(1,205,024)	$(42,827,708)	$(221,000)	$(24,649,274)	$11,315,509	69,448,646
Exercise of common stock options	10,000	100	64,900	-	-	-	-	-	65,000
Common stock issued for:
Services	67,950	679	415,519	-	-	-	-	-	416,198
Dividend to non-controlling interest	-	-	-	-	-	-	-	(566,465)	(566,465)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,797,537)	(1,986,953)	(5,784,490)
Net income	-	-	-	-	2,855,629	-	-	1,475,355	4,330,984
Balance at December 31, 2018	11,860,310	$118,603	$127,398,738	$(1,205,024)	$(39,972,079)	$(221,000)	$(28,446,811)	$10,237,446	$67,909,873

A statement of the changes in equity for the three months ended September 30, 2018 is provided below:

						Stock
			Additional			Sub-	Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	Loss	Interest	Equity
Balance at June 30, 2018	11,708,469	$117,085	$126,479,147	$(1,205,024)	$(37,994,502)	$(221,000)	$(24,386,071)	$14,146,417	76,936,052
Adjustment in retained earnings on adoption of ASC 606	-	-	-	-	(5,795,795)	-	-	(2,957,860)	(8,753,655)
Exercise of subsidiary common stock options	-	-	(6,629)	-	-	-	-	9,279	2,650
Common stock issued for:
Services	73,891	739	445,801	-	-	-	-	-	446,540
Foreign currency translation adjustment	-	-	-	-	-	-	(263,203)	(200,873)	(464,076)
Net income	-	-	-	-	962,589	-	-	318,546	1,281,135
Balance at September 30, 2018	11,782,360	$117,824	$126,918,319	$(1,205,024)	$(42,827,708)	$(221,000)	$(24,649,274)	$11,315,509	$69,448,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,714,323)	$5,612,119
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,871,883	2,223,663
Provision for bad debts	(20,699)	-
Share of net loss from investment under equity method	354,020	597,984
Gain on sale of assets	(239)	(48,790)
Stock based compensation	328,585	869,743
Changes in operating assets and liabilities:
Accounts receivable	4,554,558	4,208,751
Accounts receivable - related party	2,229,695	(219,538)
Revenues in excess of billing	(1,088,693)	(7,633,216)
Revenues in excess of billing - related party	14,823	(91,279)
Other current assets	(208,065)	(1,409,746)
Accounts payable and accrued expenses	490,875	139,331
Unearned revenue	(3,019,493)	(1,094,375)
Net cash provided by operating activities	3,792,927	3,154,647

Cash flows from investing activities:
Purchases of property and equipment	(785,999)	(1,441,237)
Sales of property and equipment	32,524	519,645
Convertible note receivable - related party	(535,000)	(1,033,000)
Net cash used in investing activities	(1,288,475)	(1,954,592)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	65,000
Proceeds from exercise of subsidiary options	11,621	2,650
Dividend paid by subsidiary to non-controlling interest	(1,920,618)	(566,465)
Proceeds from bank loans	2,074,341	382,240
Payments on finance lease obligations and loans - net	(102,499)	(289,027)
Net cash provided by (used in) financing activities	62,845	(405,602)
Effect of exchange rate changes	2,149,923	(2,562,502)
Net increase (decrease) in cash and cash equivalents	4,717,220	(1,768,049)
Cash and cash equivalents at beginning of the period	17,366,364	22,088,853
Cash and cash equivalents at end of period	$22,083,584	$20,320,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months
	Ended December 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$149,210	$170,571
Taxes	$805,709	$435,659

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$-	$66,256
Assets recognized under operating lease	$3,571,947	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

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

OTOZ, Inc. (“OTOZ”)

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

December 31, 2019

(Unaudited)

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2018		December 31, 2018
	Originally reported	Reclassified	Originally reported	Reclassified

REVENUES
License fees	$4,817,569	$4,817,569	$10,773,682	$10,773,682
Maintenance fees	3,534,693	3,661,723	7,173,020	7,401,399
Services	8,237,334	8,348,843	14,655,968	14,819,468
Maintenance fees - related party	127,030	-	228,379	-
Services - related party	286,001	174,492	568,123	404,623
Total net revenues	$17,002,627	$17,002,627	$33,399,172	$33,399,172

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of December 31, 2019, and June 30, 2019, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $20,260,523 and $16,124,339, respectively. The Company has not experienced any losses in such accounts.

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

December 31, 2019

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s assets that were measured at fair value on a recurring basis as of December 31, 2019, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,291,025	$1,291,025
Total	$-	$-	$1,291,025	$1,291,025

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2019, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,281,492	$1,281,492
Total	$-	$-	$1,281,492	$1,281,492

The reconciliation from June 30, 2019 to December 31, 2019 is as follows:

	Revenues in excess of billing - long term	Fair value discount	Total
Balance at June 30, 2019	$1,380,631	$(99,139)	$1,281,492
Amortization during the period	-	27,681	27,681
Effect of Translation Adjustment	(19,808)	1,660	(18,148)
Balance at December 31, 2019	$1,360,823	$(69,798)	$1,291,025

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

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

December 31, 2019

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

December 31, 2019

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2019	2018	2019	2018
Core:
License	$383,963	$4,817,569	$3,063,108	$10,773,682
Maintenance	4,965,877	3,661,723	9,357,324	7,401,399
Services	8,559,529	6,868,621	13,185,798	11,856,646
Services - related party	57,424	174,492	140,357	337,337
Total core revenue, net	13,966,793	15,522,405	25,746,587	30,369,064

Non-Core:
Services	1,723,226	1,480,222	3,515,848	2,962,822
Services - related party	-	-	-	67,286
Total non-core revenue, net	1,723,226	1,480,222	3,515,848	3,030,108

Total net revenue	$15,690,019	$17,002,627	$29,262,435	$33,399,172

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

December 31, 2019

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

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of	As of
	December 31, 2019	June 30, 2019

Revenues in excess of billings	$17,242,705	$16,111,366

Deferred Revenue	$3,135,721	$5,977,736

During the three and six months ended December 31, 2019, the Company recognized revenue of $2,051,136 and $5,051,198, respectively, that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $65,347,649 as of December 31, 2019, of which the Company estimates to recognize approximately $13,454,230 in revenue over the next 12 months and the remainder over an estimated 5 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

December 31, 2019

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended December 31, 2019			For the six months ended December 31, 2019
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Basic income (loss) per share:
Net income (loss) available to common shareholders	$585,975	11,724,606	$0.05	$(1,241,972)	11,694,423	$(0.11)
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Diluted income (loss) per share	$585,975	11,724,606	$0.05	$(1,241,972)	11,694,423	$(0.11)

	For the three months ended December 31, 2018			For the six months ended December 31, 2018
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$2,855,629	11,586,507	$0.25	$3,818,218	11,542,877	$0.33
Effect of dilutive securities
Stock options	-	5,686	-	-	5,686	-
Diluted income per share	$2,855,629	11,592,193	$0.25	$3,818,218	11,548,563	$0.33

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2019	2018	2019	2018

Stock Options	40,386	126,083	40,386	126,083
Share Grants	119,921	-	119,921	-
	160,307	126,083	160,307	126,083

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $30,456,632 and $33,125,006 as of December 31, 2019 and June 30, 2019, respectively. During the three and six months ended December 31, 2019, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $1,765,029 and $2,668,374, respectively. During the three and six months ended December 31, 2018, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $3,797,537 and $4,060,740, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture with 1insurer, formerly Innovation Group, called NetSol-Innovation. NetSol-Innovation provided support services to 1insurer. During the three and six months ended December 31, 2019, NetSol Innovation provided $Nil services. During the three and six months ended December 31, 2018, NetSol Innovation provided services of $Nil and $67,286, respectively. Accounts receivable at December 31, 2019 and June 30, 2019 were $Nil and $2,130,041, respectively.

NOTE 7 – MAJOR CUSTOMERS

During the six months ended December 31, 2019 revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $8,691,233 and $4,793,304 representing 29.7% and 16.4% of revenues. During the six months ended December 31, 2018, revenues from DFS and BMW were $10,563,362 and $7,353,916 representing 31.6% and 22.0% of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from the DFS and BMW at December 31, 2019, were $1,230,133 and $359,838, respectively. Accounts receivable at June 30, 2019, were $7,917,814 and $159,322, respectively. Revenues in excess of billings at December 31, 2019 were $6,605,189 and $5,465,422, respectively. Revenues in excess of billings at June 30, 2019, were $4,371,081 and $5,472,043, respectively. Included in this amount was $1,291,025 and $1,281,492 shown as long term at December 31, 2019 and June 30, 2019, respectively.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

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

The following table summarizes the convertible notes receivable from WRLD3D.

			Convertible
Agreement	Interest	Maturity	Note	Amount
Date	Rate	Date	Amount	Disbursed
May 25, 2017	5%	On Demand	$750,000	$750,000
February 9, 2018	10%	On Demand	2,500,000	2,500,000
April 1, 2019	10%	March 31, 2020	600,000	535,000
August 19, 2019	10%	March 31, 2020	400,000	400,000
			$4,250,000	$4,185,000

The Company has accrued interest of $508,235 and $328,748 at December 31, 2019 and June 30, 2019, respectively, which is included in “Other current assets.

NOTE 9 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	December 31, 2019	June 30, 2019

Prepaid Expenses	$1,040,611	$991,528
Advance Income Tax	747,863	800,798
Employee Advances	97,140	33,778
Security Deposits	152,805	147,668
Other Receivables	1,056,559	733,826
Other Assets	297,212	438,666
Total	$3,392,190	$3,146,264

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

NOTE 10 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	December 31, 2019	June 30, 2019

Revenues in excess of billing - long term	$1,360,823	$1,380,631
Present value discount	(69,798)	(99,139)
Net Balance	$1,291,025	$1,281,492

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three and six months ended December 31, 2019, the Company accreted $13,821 and $27,681 which was recorded in interest income for that period. The Company used the discounted cash flow method with an interest rate of 4.35%.

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	December 31, 2019	June 30, 2019

Office Furniture and Equipment	$3,326,658	$3,125,382
Computer Equipment	20,242,827	18,905,603
Assets Under Capital Leases	1,671,055	1,720,490
Building	6,331,664	6,021,939
Land	1,641,773	1,559,111
Capital Work In Progress	13,859	-
Autos	1,403,884	1,024,754
Improvements	96,223	111,165
Subtotal	34,727,943	32,468,444
Accumulated Depreciation	(22,059,254)	(20,371,589)
Property and Equipment, Net	$12,668,689	$12,096,855

For the three and six months ended December 31, 2019, depreciation expense totaled $484,662 and $950,113, respectively. Of these amounts, $269,183 and $532,247, respectively, are reflected in cost of revenues. For the three months ended December 31, 2018, depreciation expense totaled $533,837 and $1,097,965, respectively. Of these amounts, $340,058 and $691,954, respectively, are reflected in cost of revenues.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

Following is a summary of fixed assets held under finance leases as of December 31, 2019 and June 30, 2019:

	As of	As of
	December 31, 2019	June 30, 2019
Computers and Other Equipment	$340,367	$324,466
Furniture and Fixtures	65,084	65,084
Vehicles	1,265,604	1,330,940
Total	1,671,055	1,720,490
Less: Accumulated Depreciation - Net	(638,759)	(538,564)
	$1,032,296	$1,181,926

Finance lease term and discount rate were as follows:

As of
December 31, 2019

Weighted average remaining lease term - finance leases	1.9 Years

Weighted average discount rate - finance leases	13.0%

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

December 31, 2019

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

Supplemental balance sheet information related to leases was as follows:

As of
December 31, 2019
Assets
Operating lease assets, net	$3,050,885

Liabilities
Current Operating	$1,182,850
Non-current Operating	1,966,770
Total Lease Liabilities	$3,149,620

The components of lease cost were as follows:

For the Six Months
Ended December 31, 2019

Amortization of finance lease assets	$135,000
Interest on finance lease obligation	52,331
Operating lease cost	598,069
Short term lease cost	152,972
Sub lease income	(16,713)
Total lease cost	$921,659

Lease term and discount rate were as follows:

As of
December 31, 2019

Weighted average remaining lease term - Operating leases	2.9 Years

Weighted average discount rate - Operating leases	5.6%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows:

For the Six Months
Ended December 31, 2019

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$566,589

Maturities of operating lease liabilities were as follows as of December 31, 2019:

Amount
Within year 1	$1,323,467
Within year 2	1,074,055
Within year 3	723,321
Within year 4	228,248
Within year 5	61,578
Thereafter	3,836
Total Lease Payments	3,414,505
Less: Imputed interest	(264,885)
Present Value of lease liabilities	3,149,620
Less: Current portion	(1,182,850)
Non-Current portion	$1,966,770

As of June 30, 2019, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Within year 1	$744,549
Within year 2	514,243
Within year 3	269,375
Within year 4	197,872
Within year 5	36,044
Total	$1,762,083

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by July 2021. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and six months ended December 31, 2019, the Company received $8,514 and $16,713 of lease income.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

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

During the three and six months ended December 31, 2019, the Company performed $303,101 and $507,716 of services, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $5,856 and $11,248 for the three and six months ended December 31, 2019, respectively.

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

During the three and six months ended December 31, 2019, NetSol PK provided services valued at $57,424 and $140,357, respectively, which is recorded as services-related party. During the three months and six months ended December 31, 2018, NetSol PK provided services valued at $174,492 and $337,337, respectively, which is recorded as services-related party. Accounts receivable at December 31, 2019 and June 30, 2019 were $1,231,181 and $1,020,589, respectively. Revenue in excess of billing at December 31, 2019 and June 30, 2019 were $101,669 and $110,827, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $158,940 and $342,772 for the three and six months ended December 31, 2019, respectively, and the Company recorded its share of net loss of $298,293 and $597,984 for the three and six months ended December 31, 2018, respectively.

The following table reflects the above investments at December 31, 2019.

	DriveMate	WRLD3D	Total
Initial investment	250,000	3,888,889	4,138,889
Cumulative net loss on investment	(14,936)	(1,330,542)	(1,345,478)
Cumulative Other comprehensive income (loss)	-	(381,604)	(381,604)
Net Investment	235,064	2,176,743	2,411,807

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

NOTE 14 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	December 31, 2019	June 30, 2019

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(14,099,205)	(15,343,727)
Accumulated Amortization	(26,352,946)	(24,568,320)
Net Balance	$6,792,846	$7,332,950

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $6,792,846 will be amortized over the next 3.75 years. Amortization expense for the three and six months ended December 31, 2019 was $465,169 and $921,770, respectively. Amortization expense for the three and six months ended December 31, 2018 was $539,990 and $1,125,698, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
December 31, 2020	$1,878,349
December 31, 2021	1,878,349
December 31, 2022	1,878,349
December 31, 2023	1,157,799
$6,792,846

NOTE 15 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	December 31, 2019	June 30, 2019

Accounts Payable	$1,904,084	$1,156,498
Accrued Liabilities	4,994,906	5,055,358
Accrued Payroll & Taxes	494,835	793,503
Taxes Payable	384,315	326,386
Other Payable	149,383	144,815
Total	$7,927,523	$7,476,560

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

NOTE 16 – DEBTS

Notes payable and finance leases consisted of the following:

		As of December 31, 2019
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$153,928	$153,928	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	3,228,931	3,228,931	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	2,453,988	2,453,988	-
Loan Payable Bank - Running Finance II	(6)	-	-	-
Loan Payable Bank - Export Refinance III	(7)	3,228,931	3,228,931	-
Related Party Loan	(8)	78,139	16,976	61,163
		9,143,917	9,082,754	61,163
Subsidiary Finance Leases	(9)	710,239	353,578	356,661
		$9,854,156	$9,436,332	$417,824

		As of June 30, 2019
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$67,671	$67,671	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	3,066,355	3,066,355	-
Loan Payable Bank - Running Finance	(4)	325,034	325,034	-
Loan Payable Bank - Export Refinance II	(5)	2,330,431	2,330,431	-
Loan Payable Bank - Running Finance II	(6)	735,925	735,925	-
Loan Payable Bank - Export Refinance III	(7)	-	-	-
Related Party Loan	(8)	82,969	15,838	67,131
		6,608,385	6,541,254	67,131
Subsidiary Finance Leases	(9)	861,784	364,343	497,441
		$7,470,169	$6,905,597	$564,572

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.0% as of December 31, 2019 and June 30, 2019.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $394,737. The annual interest rate was 5.12% as of December 31, 2019. Total outstanding balance as of December 31, 2019 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of December 31, 2019, NTE was in compliance with this covenant.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $3,228,931 at December 31, 2019 and Rs. 500,000,000 or $3,066,355 at June 30, 2019. The interest rate for the loan was 3% at December 31, 2019 and June 30, 2019.

(4) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $484,340, at December 31, 2019. NetSol PK used Rs. Nil, or $Nil at December 31, 2019. The interest rate for the loan was 15.9% and 13.0% at December 31, 2019 and June 30, 2019, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of December 31, 2019, NetSol PK was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 380,000,000 or $2,453,988 and Rs. 380,000,000 or $2,330,431 at December 31, 2019 and June 30, 2019, respectively. The interest rate for the loan was 3% at December 31, 2019 and June 30, 2019.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 120,000,000 or $774,943 and Rs. 120,000,000 or $735,925, at December 31, 2019 and June 30, 2019, respectively. The interest rate for the loan was 14.2% and 14.3% at December 31, 2019 and June 30, 2019, respectively.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of December 31, 2019, NetSol PK was in compliance with these covenants.

(7) The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 900,000,000 or $5,812,076 and NetSol PK used Rs. 500,000,000 or $3,228,931 at December 31, 2019. The interest rate for the loan was 3% at December 31, 2019.

(8) In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $91,512, for a period of 5 years with monthly payment of £1,349, or $1,775. As of December 31, 2019, the subsidiary has used this facility up to $78,139, of which $61,163 was shown as long-term and $16,976 as current. The interest rate was 6.14% at December 31, 2019.

(9) The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended December 31, 2019 and 2018.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

Following is the aggregate minimum future lease payments under finance leases as of December 31, 2019:

Amount
Minimum Lease Payments
Within year 1	$414,395
Within year 2	302,434
Within year 3	52,531
Within year 4	21,158
Within year 5	3,526
Total Minimum Lease Payments	794,044
Interest Expense relating to future periods	(83,805)
Present Value of minimum lease payments	710,239
Less: Current portion	(353,578)
Non-Current portion	$356,661

NOTE 17 - STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2019, the Company issued 38,861 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $217,531.

During the six months ended December 31, 2019, the Company issued 21,615 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $106,601.

During the six months ended December 31, 2019, the Company issued 28,348 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $164,444.

NOTE 18 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:
	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value
Outstanding and exercisable, June 30, 2019	40,386	$6.50	0.61	$404
Granted	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding and exercisable, December 31, 2019	40,386	$6.50	0.12	$-

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:
$6.50	40,386	0.12	$6.50
Totals	40,386	0.12	$6.50

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2019	81,515	$5.88
Granted	128,221	$5.53
Vested	(88,824)	$5.50
Forfeited / Cancelled	(991)	$6.05
Unvested, December 31, 2019	119,921	$5.78

For the three and six months ended December 31, 2019, the Company recorded compensation expense of $164,292 and $328,585, respectively. For the three and six months ended December 31, 2018, the Company recorded compensation expense of $437,695 and $869,743, respectively. The compensation expense related to the unvested stock grants as of December 31, 2018 was $662,589 which will be recognized during the fiscal years 2020 through 2022.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

The following table presents a summary of identifiable assets as of December 31, 2019 and June 30, 2019:

	As of	As of
	December 31, 2019	June 30, 2019
Identifiable assets:
Corporate headquarters	$4,575,457	$2,947,727
North America	5,707,374	5,730,928
Europe	10,738,492	8,399,033
Asia - Pacific	69,980,268	70,419,331
Consolidated	$91,001,591	$87,497,019

The following table presents a summary of investment under equity method as of December 31, 2019 and June 30, 2019:

	As of	As of
	December 31, 2019	June 30, 2019
Investment in associates under equity method:
Corporate headquarters	$587,303	$686,504
Asia - Pacific	1,824,504	1,967,265
Consolidated	$2,411,807	$2,653,769

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2019	2018	2019	2018
Revenues from unaffiliated customers:
North America	$1,277,343	$977,450	$2,254,518	$1,820,535
Europe	2,842,329	2,100,225	5,434,668	4,020,159
Asia - Pacific	11,512,923	13,750,460	21,432,892	27,153,855
	15,632,595	16,828,135	29,122,078	32,994,549
Revenue from affiliated customers
Europe	-	-	-	-
Asia - Pacific	57,424	174,492	140,357	404,623
	57,424	174,492	140,357	404,623
Consolidated	$15,690,019	$17,002,627	$29,262,435	$33,399,172

Intercompany revenue
Europe	$164,401	$157,677	$311,226	$296,330
Asia - Pacific	2,505,437	2,305,472	3,570,203	5,497,858
Eliminated	$2,669,838	$2,463,149	$3,881,429	$5,794,188

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(379,882)	$(1,142,067)	$(1,244,092)	$(2,360,454)
North America	154,335	(155,550)	96,348	(334,180)
Europe	423,649	231,845	804,743	405,933
Asia - Pacific	348,834	5,396,756	(1,371,322)	7,900,820
Consolidated	$546,936	$4,330,984	$(1,714,323)	$5,612,119

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months
	Ended December 31,
	2019	2018
Capital expenditures:
North America	$2,405	$1,383
Europe	329,332	217,401
Asia - Pacific	454,262	1,222,453
Consolidated	$785,999	$1,441,237

NOTE 21 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at December 31, 2019

NetSol PK	33.88%	$6,725,185
NetSol-Innovation	49.90%	164,972
NetSol Thai	0.006%	(34)
Total		$6,890,123

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2019

NetSol PK	33.80%	$6,993,491
NetSol-Innovation	49.90%	1,421,528
NetSol Thai	0.006%	(32)
Total		$8,414,987

NetSol PK

During the six months ended December 31, 2019, employees of NetSol PK exercised 114,000 options of common stock and NetSol PK received cash of $11,261. Due to the exercise of options, the non-controlling interest increased from 33.80% to 33.88%. During the six months ended December 31, 2019, NetSol PK paid a cash dividend of $1,610,909.

NetSol Innovation

During the six months ended December 31, 2019, NetSol Innovation paid a cash dividend of $2,778,453.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and six months ended December 31, 2019. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2019, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website and on social media platforms linked to our corporate website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at http:// netsoltech.com/about-us. The content of our websites is not intended to be incorporated by reference into this or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

NFS Ascent®

NFS Ascent®, the Company’s next generation platform, offers a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s® architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 40 years combined with UX design concepts. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment. At the core of the NFS Ascent® platform is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion-dollar lease portfolios in compliance with various regulatory standards. NFS Ascent®, with its distributed and clustered deployment across parallel application and high-volume data servers, enables finance companies to process voluminous data in a hyper speed environment. NFS Ascent® has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. Pricing models for NFS Ascent are also available on a software as a service (“SaaS”) or subscription-based pricing as an alternative to the traditional license model. Subscription-based pricing is being offered on a monthly, quarterly or annual basis and decreases the cost of the initial buy-in for new customers while providing an alternative to current customers seeking lower software usage and maintenance costs.

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

LeasePak-SaaS

NTA also offers the LeasePak SaaS business line, which provides high performance with a reduced total cost of ownership. SaaS offers a proven deployment option whereby customers only require access to the internet to use the software. With an elastic cloud price, revenue stream predictability and improved return on investment for customers, management believes that its SaaS customers will experience the performance, the reliability and the speed usually associated with a highly scalable private cloud. LeasePak-SaaS targets small and mid-sized leasing and finance companies.

LeaseSoft

In addition to offering NFS Ascent® to the European market, NTE has some regional offerings, including LeaseSoft and LoanSoft. LeaseSoft is a full lifecycle lease and finance system aimed predominantly at the UK funder market, including modules to support web portals and an electronic data interchange manager to facilitate integration between funders and introducers. LoanSoft is similar to LeaseSoft, but optimized for the consumer loan market.

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended December 31, 2019:

Q2 Business Highlights:

●	We announced our “Cloud readiness” at the 20th anniversary of our listing on NASDAQ at the closing bell on January 21, 2020.
●	One of our largest customers, BMW, successfully went live in China with our NFS AscentTM Wholesale Platform.
●	We generated $2 million in services revenue by supporting our clients with change requests in multiple regions.
●	We further advanced our “Innovation Lab” initiatives with multiple new engagements with multiple large tier one customers in the U.S. and APAC.
●	We announced the SaaS or subscription-based pricing model for our global markets in addition to our existing license options.
●	A top-tier, major finance company from Japan went Live with our mCollector digital solution in multiple locations in APAC.
●	DFS, successfully went Live in Hong Kong with our Ascent Retail Platform.
●	We signed a new customer, SCI Lease Corp, a Canadian-based national automotive leasing company, for the deployment of our first cloud-enabled NFS Ascent® Contract Management System (CMS) in North America.
●	We made significant progress towards the deployment of our Flagship NFS Ascent® Retail Platform for a major Japanese captive finance company operating in New Zealand.
●	We made substantial progress towards the cloud-enabled Wholesale implementation for a UK based leading auction house.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Latin American markets, primarily in Mexico, remain largely untapped.
●	Greater stability in US and Pakistan relations as both countries explore trade relations and continued strategic ally in Afghanistan. (NPR, July 23, 2019)
●	Moody’s recently revised Pakistan’s ranking to positive.
●	China investment or CPEC (China Pakistan Economic Corridor) has exceeded $62 billion from an original commitment of $46 billion in Pakistan on energy and infrastructure projects.
●	New emerging markets and IT destinations in Thailand, Malaysia, Indonesia, Africa and Australia.
●	Continued interest from Fortune 500 multinational auto captives and global companies in NetSol Ascent™.
●	Increased traction from mid-market clients for SaaS pricing model in Flagship Ascent
●	Growing interest and engagements by tier 1 existing clients for OTOZ™ platform and NetSol innovative products in development stages.
●	New paradigm shift to new market dynamics of shared car ownership either through ride hailing and car sharing encouraging NetSol’s innovative development tools.
●	Growing interest from existing clients in the NFS™ legacy systems in emerging and developing markets.
●	Growing demand and traction for upgrading to NFS Ascent™ by existing tier one auto captive clients.
●	Growing interest in the NFS Ascent™ SaaS offering.

Negative trends:

●	The China “Coronavirus” may impact business growth and implementation in China.
●	Geopolitical unrest in the Middle East, South East Asia and potential terrorism and the disruption risk it creates.
●	Recent tension between the U.S. and Iran could impact regional stability.
●	General global market worries of recession and uncertainty due to the fall-out from Brexit in Europe and the continued US China trade situation.
●	The threats of conflict between in the Middle Eastern countries could potentially create volatility in oil prices, causing readjustments of corporate budgets and consumer spending slowing global auto sales.

CHANGES IN FINANCIAL CONDITION

Quarter  Ended December 31, 2019 Compared to the Quarter Ended December 31, 2018

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended December 31, 2019 and 2018 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2019	%	2018	%
Net Revenues:
License fees	$383,963	2.4%	$4,817,569	28.3%
Maintenance fees	4,965,877	31.6%	3,661,723	21.5%
Services	10,282,755	65.5%	8,348,843	49.1%
Services - related party	57,424	0.4%	174,492	1.0%
Total net revenues	15,690,019	100.0%	17,002,627	100.0%

Cost of revenues:
Salaries and consultants	4,625,872	29.5%	4,497,054	26.4%
Travel	1,572,923	10.0%	1,706,182	10.0%
Depreciation and amortization	734,352	4.7%	880,048	5.2%
Other	954,912	6.1%	1,060,772	6.2%
Total cost of revenues	7,888,059	50.3%	8,144,056	47.9%

Gross profit	7,801,960	49.7%	8,858,571	52.1%
Operating expenses:
Selling and marketing	1,858,096	11.8%	2,048,303	12.0%
Depreciation and amortization	215,479	1.4%	193,779	1.1%
General and administrative	4,568,790	29.1%	4,002,059	23.5%
Research and development cost	454,605	2.9%	424,652	2.5%
Total operating expenses	7,096,970	45.2%	6,668,793	39.2%

Income from operations	704,990	4.5%	2,189,778	12.9%
Other income and (expenses)
Gain (loss) on sale of assets	528	0.0%	(3,504)	0.0%
Interest expense	(88,006)	-0.6%	(63,804)	-0.4%
Interest income	435,682	2.8%	230,421	1.4%
Gain (loss) on foreign currency exchange transactions	61,061	0.4%	2,536,755	14.9%
Share of net loss from equity investment	(164,796)	-1.1%	(298,293)	-1.8%
Other income	207,987	1.3%	4,503	0.0%
Total other income (expenses)	452,456	2.9%	2,406,078	14.2%

Net income (loss) before income taxes	1,157,446	7.4%	4,595,856	27.0%
Income tax provision	(610,510)	-3.9%	(264,872)	-1.6%
Net income (loss)	546,936	3.5%	4,330,984	25.5%
Non-controlling interest	39,039	0.2%	(1,475,355)	-8.7%
Net income (loss) attributable to NetSol	$585,975	3.7%	$2,855,629	16.8%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due	(Unfavorable)
	Ended December 31,				Constant	to Currency	Change as
	2019	%	2018	%	Currency	Fluctuation	Reported

Net Revenues:	15,690,019	100.0%	17,002,627	100.0%	(1,163)	(1,311,445)	(1,312,608)

Cost of revenues:	7,888,059	50.3%	8,144,056	47.9%	(644,052)	900,049	255,997

Gross profit	7,801,960	49.7%	8,858,571	52.1%	(645,215)	(411,396)	(1,056,611)

Operating expenses:	7,096,970	45.2%	6,668,793	39.2%	(754,692)	326,515	(428,177)

Income (loss) from operations	704,990	4.5%	2,189,778	12.9%	(1,399,907)	(84,881)	(1,484,788)

Net revenues for the quarter ended December 31, 2019 and 2018 are broken out among the segments as follows:

	2019		2018
	Revenue	%	Revenue	%

North America	$1,277,343	8.1%	$977,450	5.7%
Europe	2,842,329	18.1%	2,100,225	12.4%
Asia-Pacific	11,570,347	73.7%	13,924,952	81.9%
Total	$15,690,019	100.0%	$17,002,627	100.0%

Revenues

License fees

License fees for the three months ended December 31, 2019 were $383,963 compared to $4,817,569 for the three months ended December 31, 2018 reflecting a decrease of $4,433,606 with a change in constant currency of $4,433,731. During the three months ended December 31, 2018, we recognized approximately $1,100,000 related to the DFS contract, approximately $1,900,000 related to the five-year contract that was signed with a tier-one auto captive finance company to implement our NFS Ascent™ Retail Platform in China, and approximately $1,300,000 related to the contract signed in China with a major American multinational automaker to implement our NFS Ascent™ Retail Platform. During the three months ended December 31, 2019, license fees related to additional licenses being sold with our other regional offerings.

Maintenance fees

Maintenance fees for the three months ended December 31, 2019 were $4,965,877 compared to $3,661,723 for the three months ended December 31, 2018 reflecting an increase of $1,304,154 with a change in constant currency of $1,718,818. Maintenance fees begin once a customer has “gone live” with our product. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Services

Services income for the three months ended December 31, 2019 was $10,282,755 compared to $8,348,843 for the three months ended December 31, 2018 reflecting an increase of $1,933,912 with an increase in constant currency of $2,821,714. The increase in services revenue was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended December 31, 2019 was $57,424 compared to $174,492 for the three months ended December 31, 2018 reflecting a decrease of $117,068 with a change in constant currency of $107,957. The decrease in related party service revenue is due to a decrease in revenue from WRLD3D.

Gross Profit

The gross profit was $7,801,960, for the three months ended December 31, 2019 as compared with $8,858,571 for the three months ended December 31, 2018. This is a decrease of $1,056,611 with a change in constant currency of $645,215. The gross profit percentage for the three months ended December 31, 2019 also decreased to 49.7% from 52.1% for the three months ended December 31, 2018. The cost of sales was $7,888,059 for the three months ended December 31, 2019 compared to $8,144,056 for the three months ended December 31, 2018 for a decrease of $255,997 and on a constant currency basis an increase of $644,052. As a percentage of sales, cost of sales increased from 47.9% for the three months ended December 31, 2018 to 50.3% for the three months ended December 31, 2019.

Salaries and consultant fees increased by $128,818 from $4,497,054 for the three months ended December 31, 2018 to $4,625,872 for the three months ended December 31, 2019 and on a constant currency basis increased $635,432. The increase, based on constant currency, is due to annual salary increases and the hiring of technical personnel. As a percentage of sales, salaries and consultant expense increased from 26.5% for the three months ended December 31, 2018 to 29.5% for the three months ended December 31, 2019.

Depreciation and amortization expense decreased to $734,352 compared to $880,048 for the three months ended December 31, 2018 or a decrease of $145,696 and on a constant currency basis a decrease of $28,912. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $7,096,970 for the three months ended December 31, 2019 compared to $6,668,793, for the three months ended December 31, 2018 for an increase of 6.4% or $428,177 and on a constant currency basis an increase of 11.3% or $754,692. As a percentage of sales, it increased from 39.2% to 45.2%. The increase in operating expenses was primarily due to increases in general and administrative expenses offset by decreases in selling and marketing expenses, salaries and wages, and professional services.

Selling and marketing expenses decreased $190,207 or 9.3% and on a constant currency basis decreased $71,211 or 3.5%. The decrease was primarily due to a decrease in salaries and commissions.

General and administrative expenses were $4,568,790 for the three months ended December 31, 2019 compared to $4,002,059 for the three months ended December 31, 2018 or an increase of $566,731 or 14.2% and on a constant currency basis an increase of $701,103 or 17.5%. The increase is primarily due to the increase in withholding taxes on dividends received from Pakistan and funds received from China, travel costs, and rent expense, offset by decreases in salaries, due to less share grants expensed during the current quarter, and professional services.

Income from Operations

Income from operations was $704,990 for the three months ended December 31, 2019 compared to $2,189,778 for the three months ended December 31, 2018. This represents a decrease of $1,484,788 with a decrease of $1,399,907 on a constant currency basis. As a percentage of sales, income from operations was 4.5% for the three months ended December 31, 2019 compared to 12.9% for the three months ended December 31, 2018.

Other Income and Expense

Other income was $452,456 for the three months ended December 31, 2019 compared with $2,406,078 for the three months ended December 31, 2018. This represents a decrease of $1,953,622 with a decrease of $1,907,977 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended December 31, 2019, we recognized a gain of $61,061 in foreign currency exchange transactions compared to $2,536,755 for the three months ended December 31, 2018. During the three months ended December 31, 2019, the value of the U.S. dollar decreased 1.4% and the value of the Euro increased 1.3%, compared to the PKR. During the three months ended December 31, 2018, the value of the U.S. dollar and the Euro increased 12.7% and 11.2%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended December 31, 2019, the net loss attributable to non-controlling interest was $39,039, compared to income of $1,475,355 for the three months ended December 31, 2018. The change in non-controlling interest is primarily due to the increase in net loss of NetSol PK.

Net Income attributable to NetSol

Net income was $585,975 for the three months ended December 31, 2019 compared to net income of $2,855,629 for the three months ended December 31, 2018. This is a decrease of $2,269,654 with a decrease of $2,323,795 on a constant currency basis, compared to the prior year. For the three months ended December 31, 2019, net income per share was $0.05 for basic and diluted shares compared to $0.25 for basic and diluted shares for the three months ended December 31, 2018.

Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2019 and 2018 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2019	%	2018	%
Net Revenues:
License fees	$3,063,108	10.5%	$10,773,682	32.3%
Maintenance fees	9,357,324	32.0%	7,401,399	22.2%
Services	16,701,646	57.1%	14,819,468	44.4%
Services - related party	140,357	0.5%	404,623	1.2%
Total net revenues	29,262,435	100.0%	33,399,172	100.0%

Cost of revenues:
Salaries and consultants	9,080,836	31.0%	9,517,616	28.5%
Travel	2,915,558	10.0%	2,858,179	8.6%
Depreciation and amortization	1,454,017	5.0%	1,817,652	5.4%
Other	1,899,436	6.5%	2,109,096	6.3%
Total cost of revenues	15,349,847	52.5%	16,302,543	48.8%

Gross profit	13,912,588	47.5%	17,096,629	51.2%
Operating expenses:
Selling and marketing	3,601,964	12.3%	3,749,629	11.2%
Depreciation and amortization	417,866	1.4%	406,011	1.2%
General and administrative	8,487,403	29.0%	8,408,779	25.2%
Research and development cost	1,127,575	3.9%	742,807	2.2%
Total operating expenses	13,634,808	46.6%	13,307,226	39.8%

Income from operations	277,780	0.9%	3,789,403	11.3%
Other income and (expenses)
Gain (loss) on sale of assets	239	0.0%	48,790	0.1%
Interest expense	(151,669)	-0.5%	(163,238)	-0.5%
Interest income	834,911	2.9%	479,385	1.4%
Gain (loss) on foreign currency exchange transactions	(1,699,129)	-5.8%	2,547,667	7.6%
Share of net loss from equity investment	(354,020)	-1.2%	(597,984)	-1.8%
Other income	226,313	0.8%	9,882	0.0%
Total other income (expenses)	(1,143,355)	-3.9%	2,324,502	7.0%

Net income (loss) before income taxes	(865,575)	-3.0%	6,113,905	18.3%
Income tax provision	(848,748)	-2.9%	(501,786)	-1.5%
Net income (loss)	(1,714,323)	-5.9%	5,612,119	16.8%
Non-controlling interest	472,351	1.6%	(1,793,901)	-5.4%
Net income (loss) attributable to NetSol	$(1,241,972)	-4.2%	$3,818,218	11.4%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Six Months				Change in	Change due	(Unfavorable)
	Ended December 31,				Constant	to Currency	Change as
	2019	%	2018	%	Currency	Fluctuation	Reported

Net Revenues:	29,262,435	100.0%	33,399,172	100.0%	(293,957)	(3,842,780)	(4,136,737)

Cost of revenues:	15,349,847	52.5%	16,302,543	48.8%	(1,467,774)	2,420,470	952,696

Gross profit	13,912,588	47.5%	17,096,629	51.2%	(1,761,731)	(1,422,310)	(3,184,041)

Operating expenses:	13,634,808	46.6%	13,307,226	39.8%	(1,474,468)	1,146,886	(327,582)

Income (loss) from operations	277,780	0.9%	3,789,403	11.3%	(3,236,199)	(275,424)	(3,511,623)

Net revenues for the six months ended December 31, 2019 and 2018 are broken out among the segments as follows:

	2019		2018
	Revenue	%	Revenue	%

North America	$2,254,519	7.7%	$1,820,535	5.5%
Europe	5,434,667	18.6%	4,020,159	12.0%
Asia-Pacific	21,573,249	73.7%	27,558,478	82.5%
Total	$29,262,435	100.0%	$33,399,172	100.0%

Revenues

License fees

License fees for the six months ended December 31, 2019 were $3,063,108 compared to $10,773,682 for the six months ended December 31, 2018 reflecting a decrease of $7,710,574 with a change in constant currency of $7,025,424. The decrease in license revenue for the fiscal six months ended December 31, 2019 compared to 2018 is primarily due to the license revenue recognized with the five-year contract that was signed with a tier-one auto captive finance company to implement our NFS AscentTM platform in China and the license revenue recognized with the contract signed with a major American multinational automaker to implement our NFS AscentTM Retail Platform in China in the six months ended 2018.

Maintenance fees

Maintenance fees for the six months ended December 31, 2019 were $9,357,324 compared to $7,401,399 for the six months ended December 31, 2018 reflecting an increase of $1,955,925 with a change in constant currency of $3,091,185. Maintenance fees begin once a customer has “gone live” with our product. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent™.

Services

Services income for the six months ended December 31, 2019 was $16,701,646 compared to $14,819,468 for the six months ended December 31, 2018 reflecting an increase of $1,882,178 with an increase in constant currency of $3,815,525. The services revenue increase was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the six months ended December 31, 2019 was $140,357 compared to $404,623 for the six months ended December 31, 2018 reflecting a decrease of $264,266 with a change in constant currency of $175,243. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $67,286 and approximately $196,980 in service revenue related to services performed for WRLD3D.

Gross Profit

The gross profit was $13,912,588, for the six months ended December 31, 2019 as compared with $17,096,629 for the six months ended December 31, 2018. This is a decrease of $3,184,041 with a change in constant currency of $1,761,731. The gross profit percentage for the six months ended December 31, 2019 decreased to 47.5% from 51.2% for the six months ended December 31, 2018. The cost of sales was $15,349,847 for the six months ended December 31, 2019 compared to $16,302,543 for the six months ended December 31, 2018 for a decrease of $952,696 and on a constant currency basis an increase of $1,467,774. As a percentage of sales, cost of sales increased from 48.8% for the six months ended December 31, 2018 to 52.5% for the six months ended December 31, 2019.

Salaries and consultant fees decreased by $436,780 from $9,517,616 for the six months ended December 31, 2018 to $9,080,836 for the six months ended December 31, 2019 and on a constant currency basis increased $952,456. The increase is due to annual salary increases and the hiring of technical personnel. As a percentage of sales, salaries and consultant expense increased from 28.5% for the six months ended December 31, 2018 to 31.0% for the six months ended December 31, 2019.

Depreciation and amortization expense decreased to $1,454,017 compared to $1,817,652 for the six months ended December 31, 2018 or a decrease of $363,635 and on a constant currency basis a decrease of $48,766. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $13,634,808 for the six months ended December 31, 2019 compared to $13,307,226, for the six months ended December 31, 2018 for an increase of 2.5% or $327,582 and on a constant currency basis an increase of 11.1% or $1,474,468. As a percentage of sales, it increased from 39.8% to 46.6%. The increase in operating expenses was primarily due to increases in general and admin, professional services and research and development cost.

Selling and marketing expenses decreased by $147,665 or 3.9% and on a constant currency basis an increase of $228,253 or 6.1%. The increase on a constant currency basis is due to commissions, travel expenses, and business development costs to market and sell NFS Ascent™ globally.

General and administrative expenses were $8,487,403 for the six months ended December 31, 2019 compared to $8,408,779 at December 31, 2018 or an increase of $78,624 or 0.9% and on a constant currency basis an increase of $585,603 or 7.0%. The increase is primarily due to the increase in withholding taxes on dividends received from Pakistan and funds received from China, travel costs and rent expense, offset by decreases in salaries due to less share grants expensed during the current quarter.

Income from Operations

Income from operations was $277,780 for the six months ended December 31, 2019 compared to $3,789,403 for the six months ended December 31, 2018. This represents a decrease of $3,511,623 with a decrease of $3,236,199 on a constant currency basis. As a percentage of sales, income from operations was 1.0% for the six months ended December 31, 2019 compared to 11.4% for the six months ended December 31, 2018.

Other Income and Expense

Other expense was $1,143,355 for the six months ended December 31, 2019 compared with other income of $2,324,502 for the six months ended December 31, 2018. This represents a decrease of $3,467,857 with a decrease of $3,872,145 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the six months ended December 31, 2019, we recognized a loss of $1,699,129 in foreign currency exchange transactions compared to a gain of $2,547,667 for the six months ended December 31, 2018. During the six months ended December 31, 2019, the value of the U.S. dollar and the Euro decreased 5.3% and 6.3%, respectively, compared to the PKR. During the six months ended December 31, 2018, the value of the U.S. dollar and the Euro increased 14.5% and 12.2%, respectively, compared to the PKR.

Non-controlling Interest

For the six months ended December 31, 2019 and 2018, the net loss attributable to non-controlling interest was $472,351 compared to net income of $1,793,901, respectively. The change in non-controlling interest is primarily due to the increase in net loss of NetSol PK.

Net Income (loss) attributable to NetSol

Net loss was $1,241,972 for the six months ended December 31, 2019 compared to net income of $3,818,218 for the six months ended December 31, 2018. This is a decrease of $5,060,190 with a decrease of $5,448,358 on a constant currency basis, compared to the prior year. For the six months ended December 31, 2019, net loss per share was $0.11 for basic and diluted shares compared to net income of $0.33 for basic and diluted shares for the six months ended December 31, 2018.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and six months ended December 31, 2019 and 2018 are as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Net Income (loss) attributable to NetSol	$585,975	$2,855,629	$(1,241,972)	$3,818,218
Non-controlling interest	(39,039)	1,475,355	(472,351)	1,793,901
Income taxes	610,510	264,872	848,748	501,786
Depreciation and amortization	949,831	1,073,827	1,871,883	2,223,663
Interest expense	88,006	63,804	151,669	163,238
Interest (income)	(435,682)	(230,421)	(834,911)	(479,385)
EBITDA	$1,759,601	$5,503,066	$323,066	$8,021,421
Add back:
Non-cash stock-based compensation	164,292	437,695	328,585	869,743
Adjusted EBITDA, gross	$1,923,893	$5,940,761	$651,651	$8,891,164
Less non-controlling interest (a)	(346,644)	(1,887,861)	(155,409)	(2,640,530)
Adjusted EBITDA, net	$1,577,249	$4,052,900	$496,242	$6,250,634

Weighted Average number of shares outstanding
Basic	11,724,606	11,586,507	11,694,423	11,542,877
Diluted	11,724,606	11,592,193	11,694,423	11,548,563

Basic adjusted EBITDA	$0.13	$0.35	$0.04	$0.54
Diluted adjusted EBITDA	$0.13	$0.35	$0.04	$0.54

(a) The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$(39,039)	$1,475,355	$(472,351)	$1,793,901
Income Taxes	190,292	70,821	243,627	141,364
Depreciation and amortization	270,003	338,278	529,638	704,132
Interest expense	25,491	20,219	44,532	52,909
Interest (income)	(115,670)	(54,247)	(221,171)	(121,115)
EBITDA	$331,077	$1,850,426	$124,275	$2,571,191
Add back:
Non-cash stock-based compensation	15,567	37,435	31,134	69,339
Adjusted EBITDA of non-controlling interest	$346,644	$1,887,861	$155,409	$2,640,530

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $22,083,584 at December 31, 2019, compared to $17,366,364 at June 30, 2019.

Net cash provided by operating activities was $3,792,927 for the six months ended December 31, 2019 compared to $3,154,647 for the six months ended December 31, 2018. At December 31, 2019, we had current assets of $55,245,470 and current liabilities of $21,770,750. We had accounts receivable of $9,633,016 at December 31, 2019 compared to $15,599,314 at June 30, 2019. We had revenues in excess of billings of $17,242,705 at December 31, 2019 compared to $16,111,366 at June 30, 2019 of which $1,291,025 and $1,281,492 is shown as long term as of December 31, 2019 and June 30, 2019, respectively. The long-term portion was discounted by $69,798 and $99,139 at December 31, 2019 and June 30, 2019, respectively, using the discounted cash flow method with an interest rate of 4.35%. During the six months ended December 31, 2019, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $4,834,959 from $31,710,680 at June 30, 2019 to $26,875,721 at December 31, 2019. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,927,523 and $9,436,332, respectively at December 31, 2019. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,476,560 and $6,905,597, respectively at June 30, 2019.

The average days sales outstanding for the six months ended December 31, 2019 and 2018 were 184 and 155 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $1,288,475 for the six months ended December 31, 2019, compared to $1,954,592 for the three months ended December 31, 2018. We had purchases of property and equipment of $785,999 compared to $1,441,237 for the six months ended December 31, 2018. For the six months ended December 31, 2019 and 2018, we invested $535,000 and $1,033,000, respectively, in a short-term convertible note receivable from WRLD3D.

Net cash provided by financing activities was $62,845 for the six months ended December 31, 2019, compared to $405,602 used in financing activities for the six months ended December 31, 2018. The six months ended December 31, 2019 included the cash inflow of $2,074,341 from bank proceeds compared to $382,240 for the same period last year. During the six months ended December 31, 2019, we had net payments for bank loans and finance leases of $102,499 compared to $289,027 for the six months ended December 31, 2018. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 16 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2019, we had approximately $22.0 million of cash, cash equivalents and marketable securities of which approximately $20.3 million is held by our foreign subsidiaries. As of June 30, 2019, we had approximately $17.4 million of cash, cash equivalents and marketable securities of which approximately $16.1 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($394,737) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($3,228,931) and a running finance facility of Rupees 75 million ($484,340) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($3,228,931) and a running finance facility of Rs. 120 million ($774,943) from Samba Bank Limited. NetSol PK has another approved export refinance facility of Rs. 900 million ($5,812,076) from Habib Metro Bank Limited. During the tenure of loan, these facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2019. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of December 31, 2019, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

NETSOL TECHNOLOGIES, INC.

Date:	February 12, 2020	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 12, 2020	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 50