Form 10-Q
period 2020-03-31
NETSOL TECHNOLOGIES INC
filed 2020-05-13
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

[  ] For the transition period from __________ to __________

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	95-4627685
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer NO.)

23975 Park Sorrento, Suite 250, Calabasas, CA 91302
(Address of principal executive offices) (Zip Code)

(818) 222-9195 / (818) 222-9197
(Issuer’s telephone/facsimile numbers, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock, $0.01 par value per share	NTWK	NASDAQ

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

Yes [  ]   No [X]

The issuer had 12,038,697 shares issued and 11,791,194 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of May 8, 2020.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$15,743,328	$17,366,364
Accounts receivable, net of allowance of $364,383 and $192,786	12,900,412	12,332,714
Accounts receivable, net of allowance of $54,307 and $166,075 - related party	1,332,575	3,266,600
Revenues in excess of billings, net of allowance of $190,811 and $194,684	15,301,150	14,719,047
Revenues in excess of billings - related party	8,245	110,827
Convertible note receivable - related party	4,250,000	3,650,000
Other current assets	3,593,365	3,146,264
Total current assets	53,129,075	54,591,816
Revenues in excess of billings, net - long term	1,282,898	1,281,492
Property and equipment, net	11,553,814	12,096,855
Right of use of assets - operating leases	2,690,777	-
Long term investment	2,329,706	2,653,769
Other assets	23,066	23,569
Intangible assets, net	5,880,759	7,332,950
Goodwill	9,516,568	9,516,568
Total assets	$86,406,663	$87,497,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,107,933	$7,476,560
Current portion of loans and obligations under finance leases	8,794,858	6,905,597
Current portion of operating lease obligations	1,146,696	-
Unearned revenues	3,440,663	5,977,736
Common stock to be issued	88,324	88,324
Total current liabilities	20,578,474	20,448,217
Loans and obligations under finance leases; less current maturities	305,702	564,572
Operating lease obligations; less current maturities	1,635,866	-
Total liabilities	22,520,042	21,012,789
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,038,697 shares issued and 11,791,194 outstanding as of March 31, 2020 and 11,911,742 shares issued and 11,664,239 outstanding as of June 30, 2019	120,387	119,117
Additional paid-in-capital	128,374,098	127,737,999
Treasury stock (At cost, 247,503 shares and 247,503 shares as of March 31, 2020 and June 30, 2019, respectively)	(1,455,969)	(1,455,969)
Accumulated deficit	(35,448,063)	(35,206,898)
Other comprehensive loss	(34,065,385)	(33,125,006)
Total NetSol stockholders’ equity	57,525,068	58,069,243
Non-controlling interest	6,361,553	8,414,987
Total stockholders’ equity	63,886,621	66,484,230
Total liabilities and stockholders’ equity	$86,406,663	$87,497,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Net Revenues:
License fees	$312,133	$2,536,320	$3,375,241	$13,310,002
Maintenance fees	4,934,635	3,704,756	14,291,959	11,106,155
Services	8,222,227	10,728,983	24,923,873	25,548,451
Services - related party	61,842	156,996	202,199	561,619
Total net revenues	13,530,837	17,127,055	42,793,272	50,526,227

Cost of revenues:
Salaries and consultants	4,850,438	4,833,611	13,931,274	14,351,227
Travel	1,052,033	1,793,964	3,967,591	4,652,143
Depreciation and amortization	737,637	874,654	2,191,654	2,692,306
Other	868,491	1,067,506	2,767,927	3,176,602
Total cost of revenues	7,508,599	8,569,735	22,858,446	24,872,278

Gross profit	6,022,238	8,557,320	19,934,826	25,653,949

Operating expenses:
Selling and marketing	1,587,821	1,864,990	5,189,785	5,614,619
Depreciation and amortization	206,035	252,442	623,901	658,453
General and administrative	4,151,394	3,833,209	12,638,797	12,241,988
Research and development cost	453,050	513,770	1,580,625	1,256,577
Total operating expenses	6,398,300	6,464,411	20,033,108	19,771,637

Income (loss) from operations	(376,062)	2,092,909	(98,282)	5,882,312

Other income and (expenses)
Gain (loss) on sale of assets	129	16,380	368	65,170
Interest expense	(94,395)	(70,447)	(246,064)	(233,685)
Interest income	448,368	201,084	1,283,279	680,469
Gain (loss) on foreign currency exchange transactions	1,770,894	47,218	71,765	2,594,885
Share of net loss from equity investment	(78,502)	(245,389)	(432,522)	(843,373)
Other income	17,012	3,116	243,325	12,998
Total other income (expenses)	2,063,506	(48,038)	920,151	2,276,464

Net income before income taxes	1,687,444	2,044,871	821,869	8,158,776
Income tax provision	(218,351)	(275,476)	(1,067,099)	(777,262)
Net income (loss)	1,469,093	1,769,395	(245,230)	7,381,514
Non-controlling interest	(468,286)	(501,835)	4,065	(2,295,736)
Net income (loss) attributable to NetSol	$1,000,807	$1,267,560	$(241,165)	$5,085,778

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.09	$0.11	$(0.02)	$0.44
Diluted	$0.09	$0.11	$(0.02)	$0.44

Weighted average number of shares outstanding
Basic	11,753,063	11,656,098	11,713,827	11,580,066
Diluted	11,753,063	11,691,342	11,713,827	11,615,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$1,000,807	$1,267,560	$(241,165)	$5,085,778
Other comprehensive income (loss):
Translation adjustment	(4,605,609)	(128,387)	(1,108,848)	(6,376,953)
Translation adjustment attributable to non-controlling interest	996,856	100,366	168,469	2,288,192
Net translation adjustment	(3,608,753)	(28,021)	(940,379)	(4,088,761)
Comprehensive income (loss) attributable to NetSol	$(2,607,946)	$1,239,539	$(1,181,544)	$997,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended March 31, 2020 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at December 31, 2019	12,000,566	$120,006	$128,197,589	$(1,455,969)	$(36,448,870)	$(30,456,632)	$6,890,123	$66,846,247
Common stock issued for:
Services	38,131	381	176,509	-	-	-	-	176,890
Foreign currency translation adjustment	-	-	-	-	-	(3,608,753)	(996,856)	(4,605,609)
Net income	-	-	-	-	1,000,807	-	468,286	1,469,093
Balance at March 31, 2020	12,038,697	$120,387	$128,374,098	$(1,455,969)	$(35,448,063)	$(34,065,385)	$6,361,553	$63,886,621

A statement of the changes in equity for the three months ended December 31, 2019 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at September 30, 2019	11,972,109	$119,721	$128,052,079	$(1,455,969)	$(37,034,845)	$(32,221,661)	$8,605,749	$66,065,074
Common stock issued for:
Services	28,457	285	145,510	-	-	-	-	145,795
Dividend to non-controlling interest	-	-	-	-	-	-	(1,920,618)	(1,920,618)
Foreign currency translation adjustment	-	-	-	-	-	1,765,029	244,031	2,009,060
Net income	-	-	-	-	585,975	-	(39,039)	546,936
Balance at December 31, 2019	12,000,566	$120,006	$128,197,589	$(1,455,969)	$(36,448,870)	$(30,456,632)	$6,890,123	$66,846,247

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2019 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at June 30, 2019	11,911,742	$119,117	$127,737,999	$(1,455,969)	$(35,206,898)	$(33,125,006)	$8,414,987	$66,484,230
Exercise of subsidiary common stock options	-	-	(28,097)	-	-	-	39,718	11,621
Common stock issued for:
Services	60,367	604	342,177	-	-	-	-	342,781
Foreign currency translation adjustment	-	-	-	-	-	903,345	584,356	1,487,701
Net loss	-	-	-	-	(1,827,947)	-	(433,312)	(2,261,259)
Balance at September 30, 2019	11,972,109	$119,721	$128,052,079	$(1,455,969)	$(37,034,845)	$(32,221,661)	$8,605,749	$66,065,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended March 31, 2019 is provided below:

						Stock	Other
			Additional			Sub-	Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	Loss	Interest	Equity

Balance at December 31, 2018	11,860,310	$118,603	$127,398,738	$(1,205,024)	$(39,972,079)	$(221,000)	$(28,446,811)	$10,237,446	67,909,873
Exercise of common stock options	3,076	31	19,969	-	-	-	-	-	20,000
Common stock issued for:
Services	15,670	157	89,287	-	-	-	-	-	89,444
Fair value of options extended	-	-	43,612	-	-	-	-	-	43,612
Foreign currency translation adjustment	-	-	-	-	-	-	(28,021)	(100,366)	(128,387)
Net income	-	-	-	-	1,267,560	-	-	501,835	1,769,395
Balance at March 31, 2019	11,879,056	$118,791	$127,551,606	$(1,205,024)	$(38,704,519)	$(221,000)	$(28,474,832)	$10,638,915	$69,703,937

A statement of the changes in equity for the three months ended December 31, 2018 is provided below:

						Stock	Other
			Additional			Sub-	Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	Loss	Interest	Equity

Balance at September 30, 2018	11,782,360	$117,824	$126,918,319	$(1,205,024)	$(42,827,708)	$(221,000)	$(24,649,274)	$11,315,509	69,448,646
Exercise of common stock options	10,000	100	64,900	-	-	-	-	-	65,000
Common stock issued for:
Services	67,950	679	415,519	-	-	-	-	-	416,198
Dividend to non-controlling interest	-	-	-	-	-	-	-	(566,465)	(566,465)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,797,537)	(1,986,953)	(5,784,490)
Net income	-	-	-	-	2,855,629	-	-	1,475,355	4,330,984
Balance at December 31, 2018	11,860,310	$118,603	$127,398,738	$(1,205,024)	$(39,972,079)	$(221,000)	$(28,446,811)	$10,237,446	$67,909,873

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2018 is provided below:

						Stock	Other
			Additional			Sub-	Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	scriptions	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Receivable	Loss	Interest	Equity

Balance at June 30, 2018	11,708,469	$117,085	$126,479,147	$(1,205,024)	$(37,994,502)	$(221,000)	$(24,386,071)	$14,146,417	76,936,052
Adjustment in retained earnings on adoption of ASC 606	-	-	-	-	(5,795,795)	-	-	(2,957,860)	(8,753,655)
Exercise of subsidiary common stock options	-	-	(6,629)	-	-	-	-	9,279	2,650
Common stock issued for:
Services	73,891	739	445,801	-	-	-	-	-	446,540
Foreign currency translation adjustment	-	-	-	-	-	-	(263,203)	(200,873)	(464,076)
Net income	-	-	-	-	962,589	-	-	318,546	1,281,135
Balance at September 30, 2018	11,782,360	$117,824	$126,918,319	$(1,205,024)	$(42,827,708)	$(221,000)	$(24,649,274)	$11,315,509	$69,448,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(245,230)	$7,381,514
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,815,555	3,350,759
Provision for bad debts	75,437	-
Share of net loss from investment under equity method	432,522	843,373
Gain on sale of assets	(368)	(65,170)
Stock based compensation	565,287	980,682
Fair market value of stock options	-	43,612
Changes in operating assets and liabilities:
Accounts receivable	(651,991)	(4,249,540)
Accounts receivable - related party	1,979,232	(461,435)
Revenues in excess of billing	(1,394,184)	(6,862,451)
Revenues in excess of billing - related party	106,592	(97,359)
Other current assets	(824,068)	(1,189,909)
Accounts payable and accrued expenses	63,289	(540,615)
Unearned revenue	(2,510,954)	611,157
Net cash provided by (used in) operating activities	411,119	(255,382)

Cash flows from investing activities:
Purchases of property and equipment	(1,011,285)	(2,590,302)
Sales of property and equipment	33,820	1,005,214
Convertible note receivable - related party	(600,000)	(1,126,500)
Net cash used in investing activities	(1,577,465)	(2,711,588)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	85,000
Proceeds from exercise of subsidiary options	11,621	2,650
Dividend paid by subsidiary to non-controlling interest	(1,920,618)	(566,465)
Proceeds from bank loans	2,312,968	1,337,092
Payments on finance lease obligations and loans - net	(422,051)	(298,610)
Net cash provided by (used in) financing activities	(18,080)	559,667
Effect of exchange rate changes	(438,610)	(2,666,960)
Net decrease in cash and cash equivalents	(1,623,036)	(5,074,263)
Cash and cash equivalents at beginning of the period	17,366,364	22,088,853
Cash and cash equivalents at end of period	$15,743,328	$17,014,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$220,041	$256,528
Taxes	$1,112,179	$673,712

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$-	$66,256
Assets recognized under operating lease	$3,474,583	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

March 31, 2020

(Unaudited)

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019		March 31, 2019
	Originally reported	Reclassified	Originally reported	Reclassified

REVENUES
License fees	$2,536,320	$2,536,320	$13,310,002	$13,310,002
Maintenance fees	3,562,412	3,704,756	10,735,432	11,106,155
Services	10,519,219	10,728,983	25,175,187	25,548,451
Maintenance fees - related party	142,344	-	370,723	-
Services - related party	366,760	156,996	934,883	561,619
Total net revenues	$17,127,055	$17,127,055	$50,526,227	$50,526,227

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance. As of March 31, 2020, and June 30, 2019, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $14,677,110 and $16,124,339, respectively. The Company has not experienced any losses in such accounts.

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

March 31, 2020

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s assets that were measured at fair value on a recurring basis as of March 31, 2020, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$1,282,898	$1,282,898
Total	$-	$-	$1,282,898	$1,282,898

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2019, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$1,281,492	$1,281,492
Total	$-	$-	$1,281,492	$1,281,492

The reconciliation from June 30, 2019 to March 31, 2020 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2018	$1,445,245	$(238,576)	$1,206,669
Effect of ASC 606 adoption	(1,445,245)	238,576	(1,206,669)
Additions	1,380,631	(99,139)	1,281,492
Balance at June 30, 2019	$1,380,631	$(99,139)	$1,281,492
Amortization during the period	-	41,621	41,621
Effect of Translation Adjustment	(42,840)	2,625	(40,215)
Balance at March 31, 2020	$1,337,791	$(54,893)	$1,282,898

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

Adoption of the new standard resulted in the recording of a non-cash transitional adjustment to ROU assets and lease liabilities of $3,011,814 and $3,091,236, respectively, as of July 1, 2019. The difference between the ROU assets and lease liabilities represented existing deferred rent expense and prepaid rent that were derecognized and adjusted the ROU assets in the Condensed Consolidated Balance Sheets. The adoption of ASU 2016-02 did not materially impact the results of operations or cash flows.

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

March 31, 2020

(Unaudited)

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

March 31, 2020

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Core:
License	$312,133	$2,536,320	$3,375,241	$13,310,002
Maintenance	4,934,635	3,704,756	14,291,959	11,106,155
Services	6,430,189	9,148,894	19,615,987	21,005,540
Services - related party	61,842	156,996	202,199	494,333
Total core revenue, net	11,738,799	15,546,966	37,485,386	45,916,030

Non-Core:
Services	1,792,038	1,580,089	5,307,886	4,542,911
Services - related party	-	-	-	67,286
Total non-core revenue, net	1,792,038	1,580,089	5,307,886	4,610,197

Total net revenue	$13,530,837	$17,127,055	$42,793,272	$50,526,227

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

March 31, 2020

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

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of	As of
	March 31, 2020	June 30, 2019

Revenues in excess of billings	$16,592,293	$16,111,366

Deferred Revenue	$3,440,663	$5,977,736

During the three and nine months ended March 31, 2020, the Company recognized revenue of $586,899 and $5,638,097, respectively, that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $63,609,872 as of March 31, 2020, of which the Company estimates to recognize approximately $13,066,505 in revenue over the next 12 months and the remainder over an estimated 5 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

March 31, 2020

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended March 31, 2020			For the nine months ended March 31, 2020
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Basic income (loss) per share:
Net income (loss) available to common shareholders	$1,000,807	11,753,063	$0.09	$(241,165)	11,713,827	$(0.02)
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Share grants	-	-	-	-	-	-
Diluted income (loss) per share	$1,000,807	11,753,063	$0.09	$(241,165)	11,713,827	$(0.02)

	For the three months ended March 31, 2019			For the nine months ended March 31, 2019
	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Basic income per share:
Net income available to common shareholders	$1,267,560	11,656,098	$0.11	$5,085,778	11,580,066	$0.44
Effect of dilutive securities
Stock options	-	4,948	-	-	5,686	-
Share grants	-	30,296	-	-	-	-
Diluted income per share	$1,267,560	11,691,342	$0.11	$5,085,778	11,585,752	$0.44

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019

Share Grants	101,790	-	101,790	-
	101,790	-	101,790	-

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $34,065,385 and $33,125,006 as of March 31, 2020 and June 30, 2019, respectively. During the three and nine months ended March 31, 2020, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $3,608,753 and $940,379, respectively. During the three and nine months ended March 31, 2019, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $28,021 and $4,088,761, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

NetSol-Innovation

In November 2004, the Company entered into a joint venture with 1insurer, formerly Innovation Group, called NetSol-Innovation. NetSol-Innovation provided support services to 1insurer. During the three and nine months ended March 31, 2020, NetSol Innovation provided $Nil services. During the three and nine months ended March 31, 2019, NetSol Innovation provided services of $Nil and $67,286, respectively. Accounts receivable at March 31, 2020 and June 30, 2019 were $Nil and $2,130,041, respectively.

NOTE 7 – MAJOR CUSTOMERS

During the nine months ended March 31, 2020, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $11,906,959 and $6,893,438, respectively representing 27.8% and 16.1%, respectively of revenues. During the nine months ended March 31, 2019, revenues from DFS and BMW were $17,137,545 and $10,339,704, respectively representing 33.9% and 20.5%, respectively of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at March 31, 2020, were $5,186,256 and $3,271,459, respectively. Accounts receivable at June 30, 2019, were $7,917,814 and $159,322, respectively. Revenues in excess of billings at March 31, 2020 were $5,982,097 and $5,365,137, respectively. Revenues in excess of billings at June 30, 2019, were $4,371,081 and $5,472,043, respectively. Included in this amount was $1,282,898 and $1,281,492 shown as long term at March 31, 2020 and June 30, 2019, respectively.

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

March 31, 2020

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

The following table summarizes the convertible notes receivable from WRLD3D.

			Convertible
Agreement	Interest	Maturity	Note
Date	Rate	Date	Amount
May 25, 2017	5%	On Demand	$750,000
February 9, 2018	10%	On Demand	2,500,000
April 1, 2019	10%	March 31, 2020	600,000
August 19, 2019	10%	March 31, 2020	400,000
			$4,250,000

The Company has accrued interest of $604,452 and $328,748 at March 31, 2020 and June 30, 2019, respectively, which is included in “Other current assets.

NOTE 9 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2020	June 30, 2019

Prepaid Expenses	$968,504	$991,528
Advance Income Tax	482,518	800,798
Employee Advances	125,653	33,778
Security Deposits	282,596	147,668
Other Receivables	1,534,222	733,826
Other Assets	199,872	438,666
Total	$3,593,365	$3,146,264

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

NOTE 10 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	March 31, 2020	June 30, 2019

Revenues in excess of billings - long term	$1,337,791	$1,380,631
Present value discount	(54,893)	(99,139)
Net Balance	$1,282,898	$1,281,492

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three and nine months ended March 31, 2020, the Company accreted $13,940 and $41,621 which was recorded in interest income for that period. The Company used the discounted cash flow method with an interest rate of 4.35%.

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2020	June 30, 2019

Office Furniture and Equipment	$3,132,869	$3,125,382
Computer Equipment	19,077,749	18,905,603
Assets Under Capital Leases	1,553,868	1,720,490
Building	5,905,714	6,021,939
Land	1,528,091	1,559,111
Capital Work In Progress	12,899	-
Autos	1,301,193	1,024,754
Improvements	87,609	111,165
Subtotal	32,599,992	32,468,444
Accumulated Depreciation	(21,046,178)	(20,371,589)
Property and Equipment, Net	$11,553,814	$12,096,855

For the three and nine months ended March 31, 2020, depreciation expense totaled $479,350 and $1,429,463, respectively. Of these amounts, $273,315 and $805,562, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2019, depreciation expense totaled $606,641 and $1,704,606, respectively. Of these amounts, $354,199 and $1,046,153, respectively, are reflected in cost of revenues.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Following is a summary of fixed assets held under finance leases as of March 31, 2020 and June 30, 2019:

	As of	As of
	March 31, 2020	June 30, 2019
Computers and Other Equipment	$328,998	$324,466
Furniture and Fixtures	51,119	65,084
Vehicles	1,173,751	1,330,940
Total	1,553,868	1,720,490
Less: Accumulated Depreciation - Net	(652,372)	(538,564)
	$901,496	$1,181,926

Finance lease term and discount rate were as follows:

As of
March 31, 2020

Weighted average remaining lease term - Finance leases	1.65 Years

Weighted average discount rate - Finance leases	13.0%

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Variable payments change due to facts or circumstances occurring after the commencement date, other than the passage of time, and do not result in a re-measurement of lease liabilities. The Company’s variable lease payments include payments for finance leases that are adjusted based on a change in the Karachi Inter Bank Offer Rate. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

As of
March 31, 2020
Assets
Operating lease assets, net	$2,690,777

Liabilities
Current
Operating	$1,146,696
Non-current
Operating	1,635,866
Total Lease Liabilities	$2,782,562

The components of lease cost were as follows:

For the Nine Months
Ended March 31, 2020

Amortization of finance lease assets	$194,632
Interest on finance lease obligation	71,416
Operating lease cost	931,955
Short term lease cost	228,869
Sub lease income	(25,227)
Total lease cost	$1,401,645

Lease term and discount rate were as follows:

As of
March 31, 2020

Weighted average remaining lease term - Operating leases	2.66 Years

Weighted average discount rate - Operating leases	5.6%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows:

For the Nine Months
Ended March 31, 2020

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$905,076

Maturities of operating lease liabilities were as follows as of March 31, 2020:

Amount
Within year 1	$1,267,595
Within year 2	958,385
Within year 3	604,275
Within year 4	132,663
Within year 5	32,001
Thereafter	3,372
Total Lease Payments	2,998,291
Less: Imputed interest	(215,729)
Present Value of lease liabilities	2,782,562
Less: Current portion	(1,146,696)
Non-Current portion	$1,635,866

As of June 30, 2019, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Within year 1	$744,549
Within year 2	514,243
Within year 3	269,375
Within year 4	197,872
Within year 5	36,044
Total	$1,762,083

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by July 2021. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and nine months ended March 31, 2020, the Company received $8,514 and $25,227 of lease income.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

During the three and nine months ended March 31, 2020, the Company performed $355,051 and $862,767 of services, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $5,667 and $16,915 for the three and nine months ended March 31, 2020, respectively.

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

During the three and nine months ended March 31, 2020, NetSol PK provided services valued at $61,842 and $202,199, respectively, which is recorded as services-related party. During the three months and nine months ended March 31, 2019, NetSol PK provided services valued at $156,996 and $494,333, respectively, which is recorded as services-related party. Accounts receivable at March 31, 2020 and June 30, 2019 were $1,332,575 and $1,020,589, respectively. Revenue in excess of billings at March 31, 2020 and June 30, 2019 were $8,245 and $110,827, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $72,835 and $415,607 for the three and nine months ended March 31, 2020, respectively, and the Company recorded its share of net loss of $245,389 and $843,373 for the three and nine months ended March 31, 2019, respectively.

The following table reflects the above investments at March 31, 2020.

	Drivemate	WRLD3D	Total
Initial investment	$250,000	$3,888,889	$4,138,889
Cumulative net loss on investment	(19,015)	(1,351,413)	(1,370,428)
Cumulative Other comprehensive income (loss)	-	(438,755)	(438,755)
Net Investment	$230,985	$2,098,721	$2,329,706

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

NOTE 14 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	March 31, 2020	June 30, 2019

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(15,833,112)	(15,343,727)
Accumulated Amortization	(25,531,126)	(24,568,320)
Net Balance	$5,880,759	$7,332,950

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $5,880,759 will be amortized over the next 3.5 years. Amortization expense for the three and nine months ended March 31, 2020 was $464,322 and $1,386,092, respectively. Amortization expense for the three and nine months ended March 31, 2019 was $520,455 and $1,646,153, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
March 31, 2021	$1,748,286
March 31, 2022	1,748,286
March 31, 2023	1,748,286
March 31, 2024	635,901
$5,880,759

NOTE 15 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2020	June 30, 2019

Accounts Payable	$1,711,503	$1,156,498
Accrued Liabilities	4,478,601	5,055,358
Accrued Payroll & Taxes	553,223	793,503
Taxes Payable	196,376	326,386
Other Payable	168,230	144,815
Total	$7,107,933	$7,476,560

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

NOTE 16 – DEBTS

Notes payable and finance leases consisted of the following:

		As of March 31, 2020
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$164,731	$164,731	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	3,005,350	3,005,350	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	2,284,065	2,284,065	-
Loan Payable Bank - Running Finance II	(6)	-	-	-
Loan Payable Bank - Export Refinance III	(7)	3,005,350	3,005,350	-
Related Party Loan	(8)	69,425	16,174	53,251
		8,528,921	8,475,670	53,251
Subsidiary Finance Leases	(9)	571,639	319,188	252,451
		$9,100,560	$8,794,858	$305,702

		As of June 30, 2019
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$67,671	$67,671	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	3,066,355	3,066,355	-
Loan Payable Bank - Running Finance	(4)	325,034	325,034	-
Loan Payable Bank - Export Refinance II	(5)	2,330,431	2,330,431	-
Loan Payable Bank - Running Finance II	(6)	735,925	735,925	-
Loan Payable Bank - Export Refinance III	(7)	-	-	-
Related Party Loan	(8)	82,969	15,838	67,131
		6,608,385	6,541,254	67,131
Subsidiary Finance Leases	(9)	861,784	364,343	497,441
		$7,470,169	$6,905,597	$564,572

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.0% as of March 31, 2020 and June 30, 2019.

(2) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $370,370. The annual interest rate was 5.12% as of March 31, 2020. Total outstanding balance as of March 31, 2020 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2020, NTE was in compliance with this covenant.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

(3) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. Total facility amount is Rs. 500,000,000 or $3,005,350 at March 31, 2020 and Rs. 500,000,000 or $3,066,355 at June 30, 2019. The interest rate for the loan was 3% at March 31, 2020 and June 30, 2019.

(4) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $450,802, at March 31, 2020. NetSol PK used Rs. Nil, or $Nil at March 31, 2020. The interest rate for the loan was 13.2% and 13.0% at March 31, 2020 and June 30, 2019, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of March 31, 2020, NetSol PK was in compliance with this covenant.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. Total facility amount is Rs. 380,000,000 or $2,284,065 and Rs. 380,000,000 or $2,330,431 at March 31, 2020 and June 30, 2019, respectively. The interest rate for the loan was 3% at March 31, 2020 and June 30, 2019.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 120,000,000 or $721,284 and Rs. 120,000,000 or $735,925, at March 31, 2020 and June 30, 2019, respectively. The interest rate for the loan was 12.9% and 14.3% at March 31, 2020 and June 30, 2019, respectively. Total outstanding balance at March 31, 2020 was Rs. Nil.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of March 31, 2020, NetSol PK was in compliance with these covenants.

(7) The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. Total facility amount is Rs. 900,000,000 or $5,409,629 and NetSol PK used Rs. 500,000,000 or $3,005,350 at March 31, 2020. The interest rate for the loan was 3% at March 31, 2020.

(8) In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $85,863, for a period of 5 years with monthly payment of £1,349, or $1,666. As of March 31, 2020, the subsidiary has used this facility up to $69,425, of which $53,251 was shown as long-term and $16,174 as current. The interest rate was 6.14% at March 31, 2020.

(9) The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended March 31, 2020 and 2019.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Following is the aggregate minimum future lease payments under finance leases as of March 31, 2020:

Amount
Minimum Lease Payments
Within year 1	$365,384
Within year 2	228,102
Within year 3	19,852
Within year 4	18,198
Total Minimum Lease Payments	631,536
Interest Expense relating to future periods	(59,897)
Present Value of minimum lease payments	571,639
Less: Current portion	(319,188)
Non-Current portion	$252,451

NOTE 17 - STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2020, the Company issued 42,818 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $239,799.

During the nine months ended March 31, 2020, the Company issued 21,615 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $106,601.

During the nine months ended March 31, 2020, the Company issued 62,522 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $319,066.

NOTE 18 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value
Outstanding and exercisable, June 30, 2019	40,386	$6.50	0.61	$404
Granted	-	-
Exercised	-	-
Expired / Cancelled	(40,386)	$6.50
Outstanding and exercisable, March 31, 2020	-	-	-	$-

During the nine months ended March 31, 2020, 40,386 options outstanding and exercisable, became expired.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2019	81,515	$5.88
Granted	148,221	$5.27
Vested	(126,955)	$5.24
Forfeited / Cancelled	(991)	$6.05
Unvested, March 31, 2020	101,790	$5.79

For the three and nine months ended March 31, 2020, the Company recorded compensation expense of $236,702 and $565,287, respectively. For the three and nine months ended March 31, 2019, the Company recorded compensation expense of $110,939 and $980,682, respectively. The compensation expense related to the unvested stock grants as of March 31, 2019 was $539,603 which will be recognized during the fiscal years 2020 through 2022.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

The following table presents a summary of identifiable assets as of March 31, 2020 and June 30, 2019:

	As of	As of
	March 31, 2020	June 30, 2019
Identifiable assets:
Corporate headquarters	$4,263,871	$2,947,727
North America	5,441,314	5,730,928
Europe	9,689,483	8,399,033
Asia - Pacific	67,011,995	70,419,331
Consolidated	$86,406,663	$87,497,019

The following table presents a summary of investment under equity method as of March 31, 2020 and June 30, 2019:

	As of	As of
	March 31, 2020	June 30, 2019
Investment in associates under equity method:
Corporate headquarters	$509,281	$686,504
Asia - Pacific	1,820,425	1,967,265
Consolidated	$2,329,706	$2,653,769

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Revenues from unaffiliated customers:
North America	$1,210,187	$1,022,655	$3,464,705	$2,843,190
Europe	2,791,238	2,405,234	8,225,906	6,425,393
Asia - Pacific	9,467,570	13,542,170	30,900,462	40,696,025
	13,468,995	16,970,059	42,591,073	49,964,608
Revenue from affiliated customers
Asia - Pacific	61,842	156,996	202,199	561,619
	61,842	156,996	202,199	561,619
Consolidated	$13,530,837	$17,127,055	$42,793,272	$50,526,227

Intercompany revenue
Europe	$143,814	$120,153	$455,040	$416,483
Asia - Pacific	2,048,652	1,389,773	5,618,855	6,887,631
Eliminated	$2,192,466	$1,509,926	$6,073,895	$7,304,114

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$240,294	$692,854	$(1,003,798)	$(1,667,600)
North America	134,390	(92,029)	230,738	(426,209)
Europe	122,974	330,039	927,717	735,972
Asia - Pacific	971,435	838,531	(399,887)	8,739,351
Consolidated	$1,469,093	$1,769,395	$(245,230)	$7,381,514

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2020	2019
Capital expenditures:
North America	$2,404	$1,383
Europe	487,693	461,376
Asia - Pacific	521,188	2,127,543
Consolidated	$1,011,285	$2,590,302

NOTE 21 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at March 31, 2020

NetSol PK	33.88%	$6,203,015
NetSol-Innovation	49.90%	158,549
NetSol Thai	0.006%	(11)
Total		$6,361,553

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2019

NetSol PK	33.80%	$6,993,491
NetSol-Innovation	49.90%	1,421,528
NetSol Thai	0.006%	(32)
Total		$8,414,987

NetSol PK

During the nine months ended March 31, 2020, employees of NetSol PK exercised 114,000 options of common stock and NetSol PK received cash of $11,261. Due to the exercise of options, the non-controlling interest increased from 33.80% to 33.88%. During the nine months ended March 31, 2020, NetSol PK paid a cash dividend of $1,610,909.

NetSol Innovation

During the nine months ended March 31, 2020, NetSol Innovation paid a cash dividend of $2,778,453.

NOTE 22 – SUBSEQUENT EVENTS

COVID-19

The recent outbreak of the coronavirus, also known as "COVID-19", has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and nine months ended March 31, 2020. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2019, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company’s primary source of revenue is the licensing, customization, enhancement and maintenance of its suite of financial applications under the brand name NFS™ (NetSol Financial Suite) and NFS Ascent® for leading businesses in the global lease and finance industry.

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

NFS Ascent®

NFS Ascent®, the Company’s next generation platform, offers a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s® architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 40 years combined with UX design concepts. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment. At the core of the NFS Ascent® platform, is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion-dollar lease portfolios in compliance with various regulatory standards. NFS Ascent®, with its distributed and clustered deployment across parallel application and high-volume data servers, enables finance companies to process voluminous data in a hyper speed environment. NFS Ascent® has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. Pricing models for NFS Ascent® are also available on a software as a service (“SaaS”) or subscription-based pricing as an alternative to the traditional license model. Subscription-based pricing is being offered on a monthly, quarterly or annual basis and decreases the cost of the initial buy-in for new customers while providing an alternative to current customers seeking lower software usage and maintenance costs.

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

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended March 31, 2020:

●	We generated close to $2.0 million from the successful implementation of change requests from various customers across multiple regions.
●	One of the largest independently owned finance companies in the UK had a successful go live with our LeaseSoft application.
●	We signed a contract with one of the leading banks in the UK to implement its NFS Ascent® Retail Platform. This has now marked the first retail customer of NFS Ascent® in Europe.
●	Our innovation lab project “OTOZ” entered into a contract with the captive auto finance company of a leading German auto manufacturer in China to launch its pilot program in China.
●	We upsold system enhancements during the implementation phase worth approximately $4.0 million of additional revenue to the captive auto finance company of a leading German Auto manufacturer in China.
●	We delivered our NFS Ascent® Retail system to the first NFS Ascent® customer in North America.
●	We delivered our NFS Ascent® Retail platform to the captive auto finance company of a notable Japanese equipment manufacturer in Australia/New Zealand.
●	The leading captive finance company of a notable Japanese bank in Indonesia implemented the i-OPS (i-operations) system in a bid to extend their market reach by allowing their call center workforce contact prospects and act as an additional channel for lead generation.

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

Management has identified the following material trends affecting NetSol.

Positive trends:

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives in North American and European markets.
●	Mobility and digital transformation is the new norm showing acceleration in every sector particularly in auto and banking.
●	On Cloud demand for our solution is on the rise.
●	COVID -19 has created new dynamics for businesses and corporations to have employees and executives work from home. Essentially, the decreased office and maintenance costs as well as the sharply reduced travel expenses, should positively impact our financials.
●	COVID-19 is creating newer opportunities in our space or complementary sectors while our R&D teams are exploring new windows to monetize.
●	Latin American markets, primarily in Mexico, remain largely untapped.
●	In developing markets, new interests are emerging from existing clients for upgradation and mobility platform.
●	Growing opportunities and dynamics of shared car ownership either through ride hailing and car sharing encouraging our innovation and development tools.
●	Strong engagement and continued traction by tier 1 existing and new customers in the OTOZ platform.
●	Improved stability in US and Pakistan relationship boosting confidence and trade relations.
●	China’s China Pakistan Economic Corridor (CPEC) investment has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.

Negative trends:

●	COVID-19 has caused a global recession that will adversely impact every one of our business sectors. NetSol Board member, Shahid Burki, a renowned World Bank economist (1974 to 1999), warns that the COVID-19 crisis will bring about important global change. The United States is heading towards a major economic slowdown and what we are seeing, therefore, is not a typical recession but a hurricane.
●	Most OEMs and auto sectors are experiencing major slowdown due to lockdowns and health concerns.
●	The C-level decision making to acquire new systems or even upgrade will be elongated due to uncertainty of the COVID-19 virus.
●	The steep drop of global oil prices reflects a sudden drop in transportation, air travels and road travels. The lockdowns worldwide present layers of challenges for every business worldwide.
●	Regional tensions between US and Iran could further accelerate.
●	US and China trade conflicts tend to further aggravate the global business environment.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2020 Compared to the Quarter Ended March 31, 2019

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the quarter ended March 31, 2020 and 2019 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2020	%	2019	%
Net Revenues:
License fees	$312,133	2.3%	$2,536,320	14.8%
Maintenance fees	4,934,635	36.5%	3,704,756	21.6%
Services	8,222,227	60.8%	10,728,983	62.6%
Services - related party	61,842	0.5%	156,996	0.9%
Total net revenues	13,530,837	100.0%	17,127,055	100.0%

Cost of revenues:
Salaries and consultants	4,850,438	35.8%	4,833,611	28.2%
Travel	1,052,033	7.8%	1,793,964	10.5%
Depreciation and amortization	737,637	5.5%	874,654	5.1%
Other	868,491	6.4%	1,067,506	6.2%
Total cost of revenues	7,508,599	55.5%	8,569,735	50.0%

Gross profit	6,022,238	44.5%	8,557,320	50.0%
Operating expenses:
Selling and marketing	1,587,821	11.7%	1,864,990	10.9%
Depreciation and amortization	206,035	1.5%	252,442	1.5%
General and administrative	4,151,394	30.7%	3,833,209	22.4%
Research and development cost	453,050	3.3%	513,770	3.0%
Total operating expenses	6,398,300	47.3%	6,464,411	37.7%

Income from operations	(376,062)	-2.8%	2,092,909	12.2%
Other income and (expenses)
Gain (loss) on sale of assets	129	0.0%	16,380	0.1%
Interest expense	(94,395)	-0.7%	(70,447)	-0.4%
Interest income	448,368	3.3%	201,084	1.2%
Gain (loss) on foreign currency exchange transactions	1,770,894	13.1%	47,218	0.3%
Share of net loss from equity investment	(78,502)	-0.6%	(245,389)	-1.4%
Other income	17,012	0.1%	3,116	0.0%
Total other income (expenses)	2,063,506	15.3%	(48,038)	-0.3%

Net income (loss) before income taxes	1,687,444	12.5%	2,044,871	11.9%
Income tax provision	(218,351)	-1.6%	(275,476)	-1.6%
Net income (loss)	1,469,093	10.9%	1,769,395	10.3%
Non-controlling interest	(468,286)	-3.5%	(501,835)	-2.9%
Net income (loss) attributable to NetSol	$1,000,807	7.4%	$1,267,560	7.4%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2020	%	2019	%	Currency	Fluctuation	Reported

Net Revenues:	$13,530,837	100.0%	$17,127,055	100.0%	$(2,593,911)	$(1,002,307)	$(3,596,218)

Cost of revenues:	7,508,599	55.5%	8,569,735	50.0%	401,501	659,635	1,061,136

Gross profit	6,022,238	44.5%	8,557,320	50.0%	(2,192,410)	(342,672)	(2,535,082)

Operating expenses:	6,398,300	47.3%	6,464,411	37.7%	(294,309)	360,420	66,111

Income (loss) from operations	$(376,062)	-2.8%	$2,092,909	12.2%	$(2,486,719)	$17,748	$(2,468,971)

Net revenues for the quarter ended March 31, 2020 and 2019 are broken out among the segments as follows:

	2020		2019
	Revenue	%	Revenue	%

North America	$1,210,187	8.9%	$1,022,655	6.0%
Europe	2,791,238	20.6%	2,405,234	14.0%
Asia-Pacific	9,529,412	70.4%	13,699,166	80.0%
Total	$13,530,837	100.0%	$17,127,055	100.0%

Revenues

License fees

License fees for the three months ended March 31, 2020 were $312,133 compared to $2,536,320 for the three months ended March 31, 2019 reflecting a decrease of $2,224,187 with a change in constant currency of $2,222,978. During the three months ended March 31, 2019, we recognized approximately $2,100,000 related to the DFS contract, to implement our NFS Ascent® Retail Platform. During the three months ended March 31, 2020, license fees were for additional licenses being sold with our other regional offerings.

Maintenance fees

Maintenance fees for the three months ended March 31, 2020 were $4,934,635 compared to $3,704,756 for the three months ended March 31, 2019 reflecting an increase of $1,229,879 with a change in constant currency of $1,597,826. The increase is primarily due to the DFS markets going live with NFS Ascent®. Maintenance fees begin once a customer has “gone live” with our product. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent®.

Services

Services income for the three months ended March 31, 2020 was $8,222,227 compared to $10,728,983 for the three months ended March 31, 2019 reflecting a decrease of $2,506,756 with a decrease in constant currency of $1,880,980. The decrease in services revenue was due to a decrease in services revenue associated with new implementations for DFS and BMW and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended March 31, 2020 was $61,842 compared to $156,996 for the three months ended March 31, 2019 reflecting a decrease of $95,154 with a change in constant currency of $87,779. The decrease in related party service revenue is due to a decrease in revenue from WRLD3D.

Gross Profit

The gross profit was $6,022,238, for the three months ended March 31, 2020 as compared with $8,557,320 for the three months ended March 31, 2019. This is a decrease of $2,535,082 with a change in constant currency of $2,192,410. The gross profit percentage for the three months ended March 31, 2020 also decreased to 44.5% from 50.0% for the three months ended March 31, 2019. The cost of sales was $7,508,599 for the three months ended March 31, 2020 compared to $8,569,735 for the three months ended March 31, 2019 for a decrease of $1,061,136 and on a constant currency basis a decrease of $401,501. As a percentage of sales, cost of sales increased from 50.0% for the three months ended March 31, 2019 to 55.5% for the three months ended March 31, 2020.

Salaries and consultant fees increased by $16,827 from $4,833,611 for the three months ended March 31, 2019 to $4,850,438 for the three months ended March 31, 2020 and on a constant currency basis increased $426,558. The increase, based on constant currency, is due to annual salary increases and the hiring of technical personnel. As a percentage of sales, salaries and consultant expense increased from 28.2% for the three months ended March 31, 2019 to 35.9% for the three months ended March 31, 2020.

Travel costs decreased by $741,931 from $1,793,964 for the three months ended March 31, 2019 to $1,052,033 for the three months ended March 31, 2020 and on a constant currency basis decreased by $652,344. The decrease in travel expense is due to the spread of COVID-19. As a percentage of sales, travel expense decreased from 10.5% for the three months ended March 31, 2019 to 7.8% for the three months ended March 31, 2020.

Depreciation and amortization expense decreased to $737,637 compared to $874,654 for the three months ended March 31, 2019 or a decrease of $137,017 and on a constant currency basis a decrease of $48,712. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $6,398,300 for the three months ended March 31, 2020 compared to $6,464,411, for the three months ended March 31, 2019 for a decrease of 1.0% or $66,111 and on a constant currency basis an increase of 4.6% or $294,309. As a percentage of sales, it increased from 37.7% to 47.3%. The increase in operating expenses was primarily due to increases in general and administrative expenses, and salaries and wages offset by decreases in selling and marketing expenses, and professional services.

Selling and marketing expenses decreased $277,169 or 14.9% and on a constant currency basis decreased $191,188 or 10.3%. The decrease was primarily due to a decrease in salaries and commissions.

General and administrative expenses were $4,151,394 for the three months ended March 31, 2020 compared to $3,833,209 for the three months ended March 31, 2019 or an increase of $318,185 or 5.8% and on a constant currency basis an increase of $528,536 or 13.8%. The increase is primarily due to the increase in withholding taxes on funds received from China, , provision for doubtful debts, salaries, and rent expense, offset by decreases in professional services.

Research and development cost were $453,050 for the three months ended March 31, 2020 compared to $513,770 for the three months ended March 31, 2019 or a decrease of $60,720 or 11.8% and on a constant currency basis a decrease of $8,608 or 1.7%.

Income (loss) from Operations

Loss from operations was $376,062 for the three months ended March 31, 2020 compared to income of $2,092,909 for the three months ended March 31, 2019. This represents a decrease of $2,468,971 with a decrease of $2,486,719 on a constant currency basis. As a percentage of sales, loss from operations was 2.8% for the three months ended March 31, 2020 compared to income of 12.2% for the three months ended March 31, 2019.

Other Income and Expense

Other income was $2,063,506 for the three months ended March 31, 2020 compared to other expense of $48,038 for the three months ended March 31, 2019. This represents an increase of $2,111,544 with an increase of $2,306,768 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended March 31, 2020, we recognized a gain of $1,770,894 in foreign currency exchange transactions compared to $47,218 for the three months ended March 31, 2019. During the three months ended March 31, 2020, the value of the U.S. dollar increased 7.4% and the value of the Euro increased 5.4%, respectively, compared to the PKR. During the three months ended March 31, 2019, the value of the U.S. dollar and the Euro increased 0.8% and 1.2%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended March 31, 2020, the net income attributable to non-controlling interest was $468,286, compared to $501,835 for the three months ended March 31, 2019. The change in non-controlling interest is primarily due to the decrease in net income of NetSol PK.

Net Income attributable to NetSol

Net income was $1,000,807 for the three months ended March 31, 2020 compared to $1,267,560 for the three months ended March 31, 2019. This is a decrease of $266,753 with a decrease of $169,054 on a constant currency basis, compared to the prior year. For the three months ended March 31, 2020, net income per share was $0.09 for basic and diluted shares compared to $0.11 for basic and diluted shares for the three months ended March 31, 2019.

Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2020 and 2019 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2020	%	2019	%
Net Revenues:
License fees	$3,375,241	7.9%	$13,310,002	26.3%
Maintenance fees	14,291,959	33.4%	11,106,155	22.0%
Services	24,923,873	58.2%	25,548,451	50.6%
Services - related party	202,199	0.5%	561,619	1.1%
Total net revenues	42,793,272	100.0%	50,526,227	100.0%

Cost of revenues:
Salaries and consultants	13,931,274	32.6%	14,351,227	28.4%
Travel	3,967,591	9.3%	4,652,143	9.2%
Depreciation and amortization	2,191,654	5.1%	2,692,306	5.3%
Other	2,767,927	6.5%	3,176,602	6.3%
Total cost of revenues	22,858,446	53.4%	24,872,278	49.2%

Gross profit	19,934,826	46.6%	25,653,949	50.8%
Operating expenses:
Selling and marketing	5,189,785	12.1%	5,614,619	11.1%
Depreciation and amortization	623,901	1.5%	658,453	1.3%
General and administrative	12,638,797	29.5%	12,241,988	24.2%
Research and development cost	1,580,625	3.7%	1,256,577	2.5%
Total operating expenses	20,033,108	46.8%	19,771,637	39.1%

Income from operations	(98,282)	-0.2%	5,882,312	11.6%
Other income and (expenses)
Gain (loss) on sale of assets	368	0.0%	65,170	0.1%
Interest expense	(246,064)	-0.6%	(233,685)	-0.5%
Interest income	1,283,279	3.0%	680,469	1.3%
Gain (loss) on foreign currency exchange transactions	71,765	0.2%	2,594,885	5.1%
Share of net loss from equity investment	(432,522)	-1.0%	(843,373)	-1.7%
Other income	243,325	0.6%	12,998	0.0%
Total other income (expenses)	920,151	2.2%	2,276,464	4.5%

Net income (loss) before income taxes	821,869	1.9%	8,158,776	16.1%
Income tax provision	(1,067,099)	-2.5%	(777,262)	-1.5%
Net income (loss)	(245,230)	-0.6%	7,381,514	14.6%
Non-controlling interest	4,065	0.0%	(2,295,736)	-4.5%
Net income (loss) attributable to NetSol	$(241,165)	-0.6%	$5,085,778	10.1%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Nine Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2020	%	2019	%	Currency	Fluctuation	Reported

Net Revenues:	$42,793,272	100.0%	$50,526,227	100.0%	$(2,887,868)	$(4,845,087)	$(7,732,955)

Cost of revenues:	22,858,446	53.4%	24,872,278	49.2%	(1,066,273)	3,080,105	2,013,832

Gross profit	19,934,826	46.6%	25,653,949	50.8%	(3,954,141)	(1,764,982)	(5,719,123)

Operating expenses:	20,033,108	46.8%	19,771,637	39.1%	(1,822,396)	1,560,925	(261,471)

Income (loss) from operations	$(98,282)	-0.2%	$5,882,312	11.6%	$(5,776,537)	$(204,057)	$(5,980,594)

Net revenues for the nine months ended March 31, 2020 and 2019 are broken out among the segments as follows:

	2020		2019
	Revenue	%	Revenue	%

North America	$3,464,706	8.1%	$2,843,190	5.6%
Europe	8,225,905	19.2%	6,425,393	12.7%
Asia-Pacific	31,102,661	72.7%	41,257,644	81.7%
Total	$42,793,272	100.0%	$50,526,227	100.0%

Revenues

License fees

License fees for the nine months ended March 31, 2020 were $3,375,241 compared to $13,310,002 for the nine months ended March 31, 2019 reflecting a decrease of $9,934,761 with a change in constant currency of $9,248,402. The decrease in license revenue for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 is primarily due to the decrease in license revenue recognized for the DFS and BMW contracts to implement our NFS Ascent® Retail Platform.

Maintenance fees

Maintenance fees for the nine months ended March 31, 2020 were $14,291,959 compared to $11,106,155 for the nine months ended March 31, 2019 reflecting an increase of $3,185,804 with a change in constant currency of $4,689,011. The increase is primarily due to the DFS markets going live with NFS Ascent®. Maintenance fees begin once a customer has “gone live” with our product. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent®.

Services

Services income for the nine months ended March 31, 2020 was $24,923,873 compared to $25,548,451 for the nine months ended March 31, 2019 reflecting a decrease of $624,578 with an increase in constant currency of $1,934,545. The services revenue increase in constant currency was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the nine months ended March 31, 2020 was $202,199 compared to $561,619 for the nine months ended March 31, 2019 reflecting a decrease of $359,420 with a decrease in constant currency of $263,022. The decrease in related party service revenue is due to a decrease in revenue from our joint venture with 1insurer of approximately $67,286 and approximately $292,134 in service revenue related to services performed for WRLD3D.

Gross Profit

The gross profit was $19,934,826, for the nine months ended March 31, 2020 as compared with $25,653,949 for the nine months ended March 31, 2019. This is a decrease of $5,719,123 with a change in constant currency of $3,954,141. The gross profit percentage for the nine months ended March 31, 2020 decreased to 46.6% from 50.8% for the nine months ended March 31, 2019. The cost of sales was $22,858,446 for the nine months ended March 31, 2020 compared to $24,872,278 for the nine months ended March 31, 2019 for a decrease of $2,013,832 and on a constant currency basis an increase of $1,066,273. As a percentage of sales, cost of sales increased from 49.2% for the nine months ended March 31, 2019 to 53.4% for the nine months ended March 31, 2020.

Salaries and consultant fees decreased by $419,953 from $14,351,227 for the nine months ended March 31, 2019 to $13,931,274 for the nine months ended March 31, 2020 and on a constant currency basis increased $1,379,014. The increase on a constant currency basis is due to annual salary increases and the hiring of technical personnel. As a percentage of sales, salaries and consultant expense increased from 28.4% for the nine months ended March 31, 2019 to 32.6% for the nine months ended March 31, 2020.

Travel expenses decreased by $684,552 from $4,652,143 for the nine months ended March 31, 2019 to $3,967,591 for the nine months ended March 31, 2020 and on a constant currency basis decreased by $155,239. The decrease in travel expenses is due to the spread of COVID-19. As a percentage of sales, travel expense increased from 9.2% for the nine months ended March 31, 2019 to 9.3% for the nine months ended March 31, 2020.

Depreciation and amortization expense decreased to $2,191,654 for the nine months ended March 31, 2020 compared to $2,692,306 for the nine months ended March 31, 2019 or a decrease of $500,652 and on a constant currency basis a decrease of $97,478. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $20,033,108 for the nine months ended March 31, 2020 compared to $19,771,637, for the nine months ended March 31, 2019 for an increase of 1.3% or $261,471 and on a constant currency basis an increase of 9.2% or $1,822,396. As a percentage of sales, it increased from 39.1% to 46.8%. The increase in operating expenses was primarily due to increases in general and administrative expenses, professional services and research and development cost.

Selling and marketing expenses decreased by $424,834 or 7.6% and on a constant currency basis increased $37,065 or 0.7%.

General and administrative expenses were $12,638,797 for the nine months ended March 31, 2020 compared to $12,241,988 at March 31, 2019 or an increase of $396,809 or 3.2% and on a constant currency basis an increase of $1,167,758 or 9.5%. The increase is primarily due to the increase in withholding taxes on dividends received from Pakistan and funds received from China, travel costs and rent expense, offset by decreases in salaries due to less share grants expensed during the current quarter.

Research and development cost were $1,580,625 for the nine months ended March 31, 2020 compared to $1,256,577 for the nine months ended March 31, 2019 or an increase of $324,048 or 25.8% and on a constant currency basis an increase of $603,654 or 48.0%.

Income (loss) from Operations

Loss from operations was $98,282 for the nine months ended March 31, 2020 compared to income of $5,882,312 for the nine months ended March 31, 2019. This represents a decrease of $5,980,594 with a decrease of $5,776,537 on a constant currency basis. As a percentage of sales, loss from operations was 0.2% for the nine months ended March 31, 2020 compared to income of 11.6% for the nine months ended March 31, 2019.

Other Income and Expense

Other income was $920,151 for the nine months ended March 31, 2020 compared to $2,276,464 for the nine months ended March 31, 2019. This represents a decrease of $1,356,313 with a decrease of $1,563,686 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the nine months ended March 31, 2020, we recognized gain of $71,765 in foreign currency exchange transactions compared to $2,594,885 for the nine months ended March 31, 2019. During the nine months ended March 31, 2020, the value of the U.S. dollar increased 2.0% and the Euro decreased 1.3% , respectively, compared to the PKR. During the nine months ended March 31, 2019, the value of the U.S. dollar and the Euro increased 15.4% and 10.8%, respectively, compared to the PKR.

Non-controlling Interest

For the nine months ended March 31, 2020 and 2019, the net loss attributable to non-controlling interest was $4,065 compared to net income of $2,295,736, respectively. The change in non-controlling interest is primarily due to the increase in net loss of NetSol PK.

Net Income (loss) attributable to NetSol

Net loss was $241,165 for the nine months ended March 31, 2020 compared to net income of $5,085,778 for the nine months ended March 31, 2019. This is a decrease of $5,326,943 with a decrease of $5,428,055 on a constant currency basis, compared to the prior year. For the nine months ended March 31, 2020, net loss per share was $0.02 for basic and diluted shares compared to net income of $0.44 for basic and diluted shares for the nine months ended March 31, 2019.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and nine months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Net Income (loss) attributable to NetSol	$1,000,807	$1,267,560	$(241,165)	$5,085,778
Non-controlling interest	468,286	501,835	(4,065)	2,295,736
Income taxes	218,351	275,476	1,067,099	777,262
Depreciation and amortization	943,672	1,127,096	2,815,555	3,350,759
Interest expense	94,395	70,447	246,064	233,685
Interest (income)	(448,368)	(201,084)	(1,283,279)	(680,469)
EBITDA	$2,277,143	$3,041,330	$2,600,209	$11,062,751
Add back:
Non-cash stock-based compensation	236,702	154,551	565,287	1,024,294
Adjusted EBITDA, gross	$2,513,845	$3,195,881	$3,165,496	$12,087,045
Less non-controlling interest (a)	(729,735)	(959,955)	(885,144)	(3,600,485)
Adjusted EBITDA, net	$1,784,110	$2,235,926	$2,280,352	$8,486,560

Weighted Average number of shares outstanding
Basic	11,753,063	11,656,098	11,713,827	11,580,066
Diluted	11,753,063	11,691,342	11,713,827	11,615,310

Basic adjusted EBITDA	$0.15	$0.19	$0.19	$0.73
Diluted adjusted EBITDA	$0.15	$0.19	$0.19	$0.73

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$468,286	$501,835	$(4,065)	$2,295,736
Income Taxes	59,983	109,957	303,610	251,321
Depreciation and amortization	271,244	360,071	800,882	1,064,203
Interest expense	28,068	22,173	72,600	75,082
Interest (income)	(113,413)	(43,905)	(334,584)	(165,020)
EBITDA	$714,168	$950,131	$838,443	$3,521,322
Add back:
Non-cash stock-based compensation	15,567	9,824	46,701	79,163
Adjusted EBITDA of non-controlling interest	$729,735	$959,955	$885,144	$3,600,485

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $15,743,328 at March 31, 2020, compared to $17,366,364 at June 30, 2019.

Net cash provided by operating activities was $411,119 for the nine months ended March 31, 2020 compared to $255,382 used in operating activities for the nine months ended March 31, 2019. At March 31, 2020, we had current assets of $53,129,075 and current liabilities of $20,578,474. We had accounts receivable of $14,232,987 at March 31, 2020 compared to $15,599,314 at June 30, 2019. We had revenues in excess of billings of $16,592,293 at March 31, 2020 compared to $16,111,366 at June 30, 2019 of which $1,282,898 and $1,281,492 is shown as long term at March 31, 2020 and June 30, 2019, respectively. The long-term portion was discounted by $54,893 and $99,139 at March 31, 2020 and June 30, 2019, respectively, using the discounted cash flow method with an interest rate of 4.35%. During the nine months ended March 31, 2020, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $885,400 from $31,710,680 at June 30, 2019 to $30,825,280 at March 31, 2020. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,107,933 and $8,794,858, respectively at March 31, 2020. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,476,560 and $6,905,597, respectively at June 30, 2019.

The average days sales outstanding for the nine months ended March 31, 2020 and 2019 were 201 and 174 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $1,577,465 for the nine months ended March 31, 2020, compared to $2,711,588 for the nine months ended March 31, 2019. We had purchases of property and equipment of $1,011,285 compared to $2,590,302 for the nine months ended March 31, 2019. For the nine months ended March 31, 2020 and 2019, we invested $600,000 and $1,126,500, respectively, in a short-term convertible notes receivable from WRLD3D.

Net cash used in financing activities was $18,080 for the nine months ended March 31, 2020, compared to $559,667 provided by financing activities for the nine months ended March 31, 2019. The nine months ended March 31, 2020 included the cash inflow of $2,312,968 from bank proceeds compared to $1,337,092 for the same period last year. During the nine months ended March 31, 2020, we had net payments for bank loans and finance leases of $422,051 compared to $298,610 for the nine months ended March 31, 2019. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 16 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2020, we had approximately $15.7 million of cash, cash equivalents and marketable securities of which approximately $14.7 million is held by our foreign subsidiaries. As of June 30, 2019, we had approximately $17.4 million of cash, cash equivalents and marketable securities of which approximately $16.1 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($370,370) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($3,005,350) and a running finance facility of Rupees 75 million ($450,802) which requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,284,065) and a running finance facility of Rs. 120 million ($721,284) from Samba Bank Limited. NetSol PK has another approved export refinance facility of Rs. 900 million ($5,409,629) from Habib Metro Bank Limited. During the tenure of loan, these facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2020. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of March 31, 2020, there was no material weakness in the Company’s internal control over financial reporting. Our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

NETSOL TECHNOLOGIES, INC.

Date: May 13, 2020	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date: May 13, 2020	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 52