Form 10-K
period 2020-06-30
NETSOL TECHNOLOGIES INC
filed 2020-09-28
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $40,605,532 based upon the closing price of the stock as reported on NASDAQ Capital Market ($4.0 per share) on December 31, 2019, the last business day of the registrant’s second quarter. As of September 18, 2020, there were 11,727,594 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

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

PART 1

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (Nasdaq CM: NTWK) is a worldwide provider of IT and enterprise software solutions. We believe that our solutions constitute mission critical applications for clients, as they encapsulate end-to-end business processes, facilitating faster processing and increased transactions.

The Company’s primary source of revenue is the licensing, customization, enhancement and maintenance of its suite of financial applications under the brand name NFS Ascent® for leading businesses in the global finance and leasing industry.

NETSOL’s clients include blue chip organizations, Dow-Jones 30 Industrials, Fortune 500 manufacturers and financial institutions, global vehicle manufacturers, and enterprise technology providers, all of which are serviced by NETSOL delivery locations around the globe.

Founded in 1997, NETSOL is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	Los Angeles Area
●	Europe	London Metropolitan Area, Horsham
●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Shanghai, Jakarta and Sydney

The Company continues to maintain services, solutions and/or sales specific offices in the USA, England, Australia, Thailand, China, Indonesia and Pakistan.

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

Proximity with Global and Regional Customers

The Company has offices across the world, located strategically to maintain close contact and proximity with its customers in various key markets. This has helped in strengthening customer relationships and building a deeper understanding of local market dynamics. Simultaneously, the Company is able to extend services and even support development through a combination of local/onsite and central/off-site resources. This approach allows the Company to offer blended rates to its customers by employing a unique and cost-effective global development model.

While our business model is built around the development, implementation and maintenance of our suite of financial applications, NETSOL has employed the same facilities and competencies to extend its offerings into related segments, including:

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

OUR SOLUTIONS

NFS Ascent®

Covering the complete finance and leasing cycle starting from quotation origination through end of contract transactions, NFS Ascent® has been designed and developed for a highly flexible setting and is capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. The solution fully automates the entire financing/leasing cycle for companies of any size, including those with multi-billion-dollar portfolios.

NFS Ascent® is built on cutting-edge, modern technology that enables auto, equipment and big-ticket finance companies to run their retail and wholesale finance business with ease. With comprehensive domain coverage and powerful configuration engines, it is architected to empower finance and leasing companies with a platform that supports their growth in terms of business volume and transactions.

The Company’s next generation platform offers a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s® architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 40 years combined with UX design concepts. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment.

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

The Company’s premier solution has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. We believe NFS Ascent® allows:

●	Improvement in overall productivity throughout the delivery organization:

	○	The features of the integrated Business Process Manager, Workflow Engine and Business Rule Engine, will provide flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

	○	The NFS Ascent® platform and the SOA architecture allow us to develop portals and mobile applications quickly by utilizing our existing services.

	○	The n-tier architecture allows us to intelligently distribute processing and eases application maintenance. The loose coupling between various modules and layers reduces the risk of regression in other parts of the system as a result of changes made in one part of the system and follows proven and accepted SOA principles.

●	Improvement in talent acquisition and retention:

	○	Because NFS Ascent® has been developed using the latest technologies and tools available in the market, it is helping us in attracting and retaining top engineers.

●	Better customer satisfaction:

	○	As a result of the powerful NFS Ascent® platform and improvement in the talent pool, the quality of our deliverables has increased.

NFS ASCENT® CONSTITUENT APPLICATIONS

Omni Point of Sale (Omni POS)

A highly agile, easy-to-use, web-based application - also accessible through mobile devices - Ascent’s Omni POS system delivers an intuitive user experience, with features that enable rapid data capture. Information captured at the point of sale can be made available to anyone in an organization at any point in the lifecycle of each transaction.

Contract Management System (CMS)

Ascent’s Contract Management System (CMS) is a powerful, highly agile, functionally rich application for managing and maintaining detailed credit contracts throughout their lifecycle – from pre-activation and activation through customer management, asset financial management, billing and collections, finance and accounting, restructuring and maturity.

Wholesale Finance System (WFS)

The Ascent Wholesale Finance System (WFS) provides a powerful, seamless and efficient system for automating and managing the entire lifecycle of wholesale finance. With floor planning, dealer and inventory financing, it is ideal for a culture of collaboration. Dealers, distributors, partners and anyone in the supply chain are empowered to realize the benefits of financing – and leverage the advantages of real-time business intelligence. The system also supports asset and non-asset-based financing.

Dealer Auditor Access System (DAAS)

DAAS is a web-based solution that can be used in conjunction with WFS or any third-party wholesale finance system. It addresses the needs of dealer, distributor and auditor access in a wholesale financing arrangement.

NFS Ascent® On The Cloud

The Company’s premier, next generation solution NFS Ascent® is now also available on the Cloud at a SaaS/Subscription based pricing. With quick, seamless deployments and easy scalability, it is an extremely adaptive retail and wholesale platform for the global finance and leasing industry. This cloud-version of NFS Ascent® is offered via flexible, value-driven subscription-based pricing options.

NFS Digital

NFS Digital is a combination of our core strengths, domain and technology. Our insight into the evolving landscape along with our valuable experience enables us to define sound digital transformation strategies and compliment them with smart digital solutions so our customers always remain competitive and relevant to the dynamic environment. Our digital transformation solutions are extremely robust and can be used with or without our core, next-gen solution (NFS Ascent®) to effectively augment and enhance our customer’s ecosystem.

●	Self Point of Sale

Our self-service POS portal allows customers to go through the complete buying and financing process online and on their mobile devices including car configuration, generating quotations, and filling out applications.

●	Mobile Account

The powerful mAccount is a self-service mobile solution. It empowers the dealer with a commanding backend system and allows the customer to setup a secured account and view information 24/7 to keep track of contract status, reducing inbound calls for customer queries and improving turnaround time for repayments.

●	Mobile Point of Sale

The application mPOS is a web and mobile enabled platform featuring a customizable home screen dashboard along with multiple quotation, application submission, work queues and detailed reporting to empower dealer networks in making the right decisions at the right time, in turn optimizing productivity.

●	Mobile Dealer

Mobile Platform mDealer provides more visibility and control over inventories – with minimal effort. Dealers can view their use of floor plan facility, stock status and financial conditions, while entering settlement requests or relocating assets.

●	Mobile Auditor

The mAuditor schedules visits, records audit exceptions and tracks assets for higher levels of transparency, in real time.

●	Mobile Collector

mCollector empowers collections teams to do more, with an easy-to-use interface and intelligent architecture. The tool exponentially increases the productivity of field teams by enabling them to carry out all collection related tasks on the go.

●	Mobile Field Investigator

By using Mobile Field Investigator (mFI), the applicant has access to powerful features that permit detailed verification on the go. The application features a reporting dashboard that displays progress stats, action items and latest notifications, enabling the client to achieve daily goals while tracking performance.

OTOZ INC.

Otoz Mobility Orchestration System

Otoz is a subsidiary of NetSol Technologies, Inc. and provides customer-friendly, business-to-business, white-label solutions for mobility. Our suite of agile and configurable solutions includes a range of car-sharing and subscription products. With just over 16 months since its inception, Otoz’s team of 40 individuals from 7 nationalities has developed a product which has been benchmarked by a partner company of Google in the UK. Otoz has recorded strong interests from tier 1 auto-finance companies across the globe.

Otoz is a digital platform that helps automotive asset-holders (auto-manufacturers, auto-captives and fleet owners) and start-ups to launch, orchestrate and scale mobility businesses. Otoz platform is built on cutting-edge technology stack which comprises of Cloud-Native Architecture, Microservices, Artificial Intelligence, Machine Learning, Blockchain, DevOps and APIs. Otoz powerful feature-set allows automotive asset-holders with the ability to orchestrate a range of car-share and vehicle subscription services. The data-driven nature of platform empowers automotive asset-holders to maximize optimize and utilize mobility offerings. Otoz enables customers to book car-share and subscribe to vehicles through its intuitive, digital, and easy to use interface. An API driven architecture allows quick integration of ecosystem partners such as maintenance, roadside and offline jobs providers to allow seamless operation of mobility services. Salient features are:

●	Otoz provides white-label solutions to OEMs, captive finance companies and other fleet owners/operators to launch their own mobility models.
●	Dynamic and personalized pricing: Our suite of AI models can assess consumer price sensitivities and fuel data-driven models and maximize conversion rates.
●	Optimal customer targeting and personalization: Segmenting target customers and developing data-driven incentive structures will drive growth.
●	Increased Asset utilization: Assets can be deployed across different mobility solutions, such as car sharing and car subscription to maximize utilization.
●	Telematics (real-time tracking): Otoz is a connected platform and IoT data is tracked in real time offering security and optimal asset management to operators.
●	Digital twin: Accuracy of mileage, service data, accidents, trip data are efficiently tracked through blockchain, ensuring transparency and supporting optimal asset management.
●	Blockchain: The automotive value chain can be managed via blockchain, for example, by using smart contracts to manage vehicle operations safely and efficiently.
●	The platform is built on the latest cloud-native architecture comprising of microservices, DevOps, containerization and continuous delivery to ensure quick time to market and global scalability (multitenancy and multicurrency).
●	An AI-driven chatbot ensures 24-hour availability of customer services.

Otoz Mobility Orchestration System Applications:

Back Office

Otoz back-office consists of highly flexible and configurable modules that help manage and orchestrate mobility services. These modules include: Fleet Management, Trip Management, Communications Management, Notification Management, Payment Management, Member Management, Promotions and Discounts, WorkQueue and Template Management. In addition, Otoz back office provides insights related to market intelligence, business KPIs and car-usage analytics. The back-office modules are configured according to client’s requirement and the module is white-labelled as well.

Front Office

Mobile Apps

Otoz offers its customers with native iOS and Android mobile apps. These apps serve as a channel to reach out to the end customers and offer multi-services on a single app.

Web Interface

Otoz offers a complete digital platform on a web-based front-office application. End customers of Otoz clients can visit the website to attain mobility services such as car-share, car subscription and rentals.

Chatbots

Otoz offers its client an AI powered chatbot that offers customers the ability to book a vehicle for their mobility needs on the chatbot. The chatbot is equipped with computer vision APIs that serve as a medium to verify customer’s documents. Customers can pay through the chatbot and ultimately complete the booking. Otoz offers this chatbot as a white-label solution as well.

Artificial Intelligence Models

Otoz applications contain a suite of AI models that makes the digital platform truly data driven in nature. Otoz has intelligence around, pricing, customer retention and lifetime value, vehicle recommendations and customer segmentation. These models work seamlessly within the Otoz platform in harmony with other microservices. Team Otoz is working on packaging these AI models in a way to sell it independently to clients that requires only AI capability.

Super App

Otoz is a multi-service, multi-product platform comprising of various customer journeys such as car-share, car subscription, rentals, airport transfers, digital retail and more. Team Otoz has a product roadmap of building a Super App which will carry all services and features in one package; allowing our B2B customers to subscribe to different products on the go.

REGIONAL OFFERINGS

While NFS Ascent® is designed to be a truly global solution ready for customization in any market, the Company has historically provided products tailored to various markets. As such, we offer the following additional regional products:

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

LeaseSoft

In addition to offering NFS Ascent® to the European market, NTE has some regional offerings, including:

●	LeaseSoft – a full lifecycle asset lease and finance system aimed predominantly at the UK and European funder market, including modules to support web portals and an electronic data interchange manager to facilitate integration between funders and introducers.

●	LoanSoft – similar to LeaseSoft, but optimized for the consumer loan market.

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

Cloud-enabled NFS Ascent® solutions are offered via seamless and rapid deployments. The swift speed of implementations for our cloud ready products enables businesses to be more responsive and attain a competitive advantage.

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

The Company recognizes revenue from license contracts when the software has been delivered to the customer. Implementation related services, including configuration, data migration and third-party interfaces are recognized as the services are performed. Maintenance and support related services are then provided on a continued basis. The annual maintenance fee, which typically is an agreed upon percentage of overall monetary value of the license, then becomes an ongoing revenue stream realized on a yearly basis. Revenue from software services includes fixed price and time and materials-based contracts and is recognized as the services are performed.

Additionally, in order to avoid lumpiness in its revenues and to ensure a predictable revenue base over coming years, the business has shifted to a new pricing strategy whereby the business is now offering its cloud ready products at SaaS/subscription-based pricing models. Rapid deployments coupled with affordable prices/payment schedules is expected to lead the business towards volume-based selling. Moreover, this value-driven pricing plan is intended to decrease the initial buy-in cost for new customers by eliminating heavy license fees and provides an alternative to current customers seeking lower software usage and maintenance costs.

ALLIANCES

Daimler South East Asia Pte. Ltd. (“DSEA”), (through the regional office Daimler Financial Services (“DFS”) Africa Asia Pacific), has established a “Centre of Competence” (“CoC”) in Singapore to facilitate the regional companies in product related matters. The DSEA CoC is powered by highly qualified technical and business personnel. In conjunction with our Asia Pacific region, the CoC supports DFS companies in twelve different countries in Asia and Africa and this list can increase as more DFS companies from other countries opt for NFS Ascent®. In July 2004, the Company entered into a Frame Agreement with DFS for the Asia Pacific and Africa region. This agreement was renewed in 2008, 2010, 2013 and most recently in January 2016. The agreement serves as a guideline for managing the business relationship with DFS and the use of licensed products of the company by DFS and its affiliated companies.

NETSOL has strategic partnerships with Microsoft and CGI pertaining to cloud-hosting activities for the Company’s cloud-based products. NETSOL hosts its cloud version of Ascent, NFS Ascent® on the Cloud and LeasePak Cloud - SaaS in the high performance and cost-effective Microsoft Azure cloud environment. A quick start implementation program combined with hassle-free Microsoft Azure™ cloud connectivity ensures new clients see a time-to-value faster than ever before.

NETSOL and CGI agreed to promote each other for their respective products and services amongst their respective existing customers across various regions. NETSOL also utilizes CGI for managed services and cloud hosting related activities for NETSOL’s engagements with their customers in Europe particularly.

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

Due to the growing demand for our core offerings and IT services, retention of technical and management personnel is essential. Our employee turnover was under 10% in 2020 with a goal to maintain the turnover level under 10% during the 2021 fiscal year and onwards. In addition, we are committed to improving key performance indicators such as efficiency, productivity and revenue per employee.

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

NETSOL believes it should give back to the community and employees as much as possible. Certain of our subsidiaries are located in regions where basic services are not readily available. Where possible, NETSOL acts to not only improve the quality of life of its employees but also the standard of living in these regions. Examples of such programs are:

●	Humanitarian Relief: We are all aware of the devastation that can be wrought by natural disasters. NETSOL has historically supported earthquake and flood relief where the need is the greatest.

●	Literacy Program: Launched to educate our illiterate employees, the main objective of this program is to enable these employees to acquire basic reading, writing and arithmetic skills.

●	Higher Education and Science and Research Institutions: In order to support higher education in Pakistan, we have contributed endowments to NUST, Forman Christian College, and a few other universities who are focused on science and engineering.

●	Noble Cause Fund: A noble cause fund has been established to meet medical and education expenses of the children of low paid employees. NETSOL employees voluntarily contribute a fixed amount every month to the fund and the Company matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals, outside NETSOL.

●	Day Care Facility: NETSOL’s human resources are its key assets and thus the Company takes numerous steps to ensure the provision of basic comforts to its employees. In Pakistan, the provision of outside pre-school childcare is a rarity. With this in mind, a children’s day care facility has been created near NETSOL’s offices providing employees with peace of mind knowing their children are nearby and being taken care of by qualified staff in a child friendly facility. Due to COVID-19 restrictions, the facility is temporarily closed.

●	Preventative Health Care Program: In addition to the comprehensive outpatient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid and Flu on a routine basis.

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

As of June 30, 2020, we had approximately 1,400 employees; comprised of 80% software engineers, programmers, project managers, quality assurance, sales, pre-sales, business development, dedicated employees to core NFS and NFS Ascent® and 20% non-IT personnel, and 140 plus employees supporting the regional offerings as well as IT consulting and services. None of our employees are subject to a collective bargaining agreement.

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

We compete chiefly against leading suppliers of IT solutions to the global asset finance and leasing industry, including names such as White Clarke Group, Alfa, Cassiopae, LineData, FIS, International Decision Systems (IDS) and Data Scan.

In the IT based business services areas, we compete with both smaller local firms and many global IT services providers, including names such as Wipro, InfoSys, Satyam Infoway, HCL and TCS (Tata Consulting).

Otoz competes in a niche space which has seen growth in the competition recently. Mature players include RideCell, Invers and Vulog that have been around for more than 7 years. These players dominate the market share in the US, Europe and India. Recently, new players have emerged which includes Wunder Mobility and M-Tribes that are focused towards micromobility and delivery-based services. Otoz competes with these companies over shared mobility offerings which includes P2P car-share, daily rentals, station-based car-share and free-float car-share. Otoz does not compete with the aforementioned players on fleet management hardware. Lastly, Otoz also offers vehicle subscription SaaS platform for which it competes with Clutch Technologies.

CUSTOMERS

NETSOL’s solutions and services cater to a broad spectrum of finance and leasing businesses, from automotive captive finance companies to equipment finance and leasing companies to large regional banks.

NETSOL customers include world renowned auto manufacturers through their finance arms. NETSOL is a strategic business partner for Daimler and BMW (which consists of a group of many companies in different countries), which accounts for approximately 26.4% and 15.8% of our revenue for our fiscal year ended June 30, 2020, respectively. Other globally renowned auto captives that are customers of the Company include Toyota, Nissan, Ford, and FIAT.

Other customers of the Company include equipment finance and leasing companies and banks worldwide.

GLOBAL OPERATIONS AND GEOGRAPHIC DATA

The Company divides its operations into three regions: the Americas, Europe and Asia Pacific. The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

The Americas

Mr. Peter Minshall joined NetSol Technologies Americas, Inc. (NTA) as executive Vice President in August 2020 and is responsible for the entire portion of NTA’s business operations. He brings over three decades of international experience in the financial services industry holding various senior leadership roles with Daimler Financial Services. Peter continues to be supported by Doug Jones as Vice President - Operations for NTA. Doug is a visionary, focused, and driven technology leader credited with shaping team performance to deliver best-in-class, leading web-based and embedded software applications for the finance and leasing industry.

Otoz CEO and Founder, Mr. Naeem Ghauri is based out of NetSol Thai offices located in Bangkok, Thailand. Co-founder and Chief Product Officer, Murad Baig is based out of NetSol London office. Co-founder and Chief Strategy Officer, Heidi Bauer is based out of the U.S. where she leads global business development and sales.

Europe

Mr. Asad Ghauri is the President of Asia Pacific (APAC) and Group Managing Director of Europe. Mr. Ghauri has a long history of experience in the Company, including a tenure as a board of director member, and vast experience in leading our APAC unit. We believe this experience will be utilized to lead growth in Europe.

Due to the demand for the Company’s premier solution NFS Ascent’s® Wholesale Platform in Europe, the Company appointed Chris Mobley as Head of NFS Ascent® Wholesale Operations in Europe. Mobley brings over two decades of industry experience to NETSOL with an accomplished background and domain-specific knowledge and expertise within the wholesale finance space.

At the starting of the previous financial year, NETSOL acquired the remaining stake in Virtual Lease Services (VLS), a UK-based portfolio and risk management servicing partner for business and consumer finance providers. By acquiring the remaining stake, NETSOL became the outright owner of the organization.

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

The Global Sales Division is headed by Mr. Asad Ghauri as President of Sales from the NETSOL Lahore office. Mr. Ghauri has been with NETSOL since 2000 and has over 20 years of experience in business and IT.

The Asia Pacific region including Australia/New Zealand and the Middle East, is supported and clients serviced from the APAC region offices located in Sydney, Beijing, Shanghai, Bangkok, Indonesia, Lahore and Karachi. While Lahore, Pakistan continues to be a nucleus of the Company’s delivery and research and development, Bangkok’s expanded sales operation and client relations facility has grown into a back-up to the Lahore facility. With the continued growth of the Chinese market, our Beijing office continues to expand as both a sales and support facility. Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential new markets.

Our APAC Region accounted for approximately 71% of our revenues in 2020. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 21 of Notes to Consolidated Financial Statements under Item 8.

INTELLECTUAL PROPERTY

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information. The NETSOL “N” logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan. The NETSOL “N” logo has been registered with the U.S. Patent and Trademark Office. NFS Ascent® has been registered with the U.S. Patent and Trademark Office.. The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

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

ITEM 3 - LEGAL PROCEEDINGS

On or about July 13, 2020, the Company was named as a defendant in a civil lawsuit based on an alleged breach of contract claim filed by Royal News Corp. d/b/a Royal Media Group (“RMG”). The lawsuit is captioned Royal News Corp. d/b/a Royal Media Group v. Netsol Techs., Inc., U.S. District Court Case No. 1:20-cv-05381-PAE (S.D.N.Y.) (the “Lawsuit”). On or about August 24, 2020, the Company and RMG reached an agreement to fully resolve the case and are in the process of documenting the agreement, which includes a release of each other from all obligations, contractual or otherwise, claims, disputes or other matters, in exchange for (i) a payment by the Company to RMG in the amount of $100,000; and (ii) RMG dismissing the Lawsuit, with prejudice, pursuant to Rule 41(a) of the Federal Rules of Civil Procedure. On September 22, 2020, a notice of dismissal with prejudice was filed with the United States District Court Southern District of New York.

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

Fiscal Year 2020	High	Low
First Quarter	$6.45	$4.95
Second Quarter	$5.85	$3.50
Third Quarter	$4.50	$2.00
Fourth Quarter	$3.65	$2.05

Fiscal Year 2019	High	Low
First Quarter	$6.95	$5.43
Second Quarter	$10.53	$5.16
Third Quarter	$8.27	$6.03
Fourth Quarter	$7.63	$5.12

RECORD HOLDERS - As of September 18, 2020, the number of holders of record of the Company’s common stock was 149.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	None	None	425,004	(1)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	None	None	425,004

(1)	Represents 20,386 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan, 98,196 under the 2013 Incentive and Nonstatutory Stock Option Plan and 306,422 under the 2015 Incentive and Nonstatutory Stock Option Plan.

As of June 30, 2020, 66,421 shares of common stock that have been granted as compensation, but have not yet vested.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

Effective July 30, 2020, the Company’s, Board of Directors authorized the repurchase of up to two million dollars’ worth of the Company’s issued and outstanding common shares. The repurchase plan is authorized commencing July 30, 2020, and ending December 24, 2020, subject to an additional six-month extension at the discretion of management. Although no shares were repurchased during fiscal year 2020, the Company purchased 147,052 shares at an average price of $3.16 per share subsequent to the fiscal year ended June 30, 2020.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for the year ended June 30, 2020. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlights for the fiscal year ended June 30, 2020 were:

●	NETSOL acquired the remaining stake in Virtual Lease Services, a UK-based portfolio and risk management servicing partner for business and consumer finance providers. By acquiring the remaining stake, NETSOL became the outright owner of the organization.

●	Due to the demand for the Company’s premier solution NFS Ascent’s® Wholesale Platform in Europe, NETSOL appointed Chris Mobley as Head of NFS Ascent® Wholesale Operations in Europe. Mr. Mobley brings over two decades of industry experience to NETSOL with an accomplished background and domain-specific knowledge and expertise within the wholesale finance space.

●	NETSOL announced the SaaS or subscription-based pricing model for our global markets in addition to its existing license options. All global contracts now provide NETSOL customers with the option for subscription-based pricing as an alternative to the traditional license model. This Software-as-a-Service (SaaS) pricing option is now available for all cloud-based NETSOL products and services, including NETSOL’s core, next-gen solution NFS Ascent®.

●	NETSOL signed a multi-million-dollar agreement with a large UK vehicle finance company to implement its NFS Ascent® Wholesale Platform. This agreement pertains to accessing NFS Ascent® Wholesale Finance System (WFS) via subscription-based pricing, the dynamic pricing model that NETSOL has introduced in all operating regions in response to growing demand for this model. This monumental implementation marked the first roll-out of NFS Ascent® in the United Kingdom.

●	NETSOL signed an agreement with a bank in the United Kingdom for NFS Ascent® on the cloud. This contract covers the implementation of NFS Ascent’s® Retail platform, including its Omni Point of Sale solution (Omni POS) and Contract Management System (CMS). Similar to the previous contract with a large independent used vehicle finance company in the United Kingdom, implementation is expected in less than six months, enabling the bank to gain value from Ascent’s technology in the shortest possible timeframe and setting a new standard for time to deployment in the industry. This major agreement not only validates increasing traction and demand for NFS Ascent® in the United Kingdom, but also its European market readiness.

●	NETSOL announced its first North American customer for NFS Ascent®. This was done as the company secured a contract with SCI Lease Corp, a Canadian-based national automotive leasing company, for the deployment of its NFS Ascent® Contract Management System (CMS) on the cloud. This contract represented NETSOL’s first official sale of NFS Ascent® in the North American market and also the first Software-as-a-Service (SaaS) based agreement for Ascent in this region.

●	A major American multinational automaker went live in China with NETSOL’s next-gen solution NFS Ascent’s® Retail Platform. This deployment covered the complete Ascent® Retail Platform, which includes its Omni-Point of Sale (Omni-POS) and Contract Management System (CMS). This multi-million-dollar contract marked the second successful implementation of NETSOL’s next-gen product NFS Ascent® in China.

●	NETSOL went live with its NFS Ascent® Wholesale Platform with BMW Automotive Finance in China. This second largest customer has a strong presence in China as well as the rest of the Asia-Pacific region, and this deployment was part of a previously announced $30 million contract in which NETSOL was selected as the vendor of choice after an extensive evaluation process.

●	NETSOL went live with its NFS Digital Mobile Collector application for a top tier multi-finance company in Indonesia. This mCollector go-live, which was part of a larger contract originally signed in 2018, was carried out to improve the client’s existing business practices through the use of new digital technology.

●	As part of the previously announced $100 million plus contract with Daimler Financial Services, the largest signing in NETSOL’s history, for implementations in 12 countries, NFS Ascent® went live in Hong Kong. NETSOL implemented its NFS Ascent® Retail Platform, consisting of its Omni Point of Sale (Omni POS) and Contract Management System (CMS), for this existing customer.

●	As part of the DFS contract, the Company’s next-gen solution NFS Ascent® also went live in Malaysia. This implementation consisted of the full suite of NFS Ascent®, including its Omni Point of Sale (Omni POS) and Contract Management System (CMS), as well as its Wholesale Finance System (WFS). Malaysia marked the ninth deployment to go live following successful implementations in Japan, China, South Africa, Thailand, New Zealand, Australia, South Korea, and Hong Kong. This series of deployments constitutes the largest and most prestigious contract signing in NETSOL’s history.

●	Pertaining to NETSOL’s wholly-owned subsidiary Otoz, as the first in a number of planned rollouts, the new mobility technology startup announced the creation of an Ai-powered chatbot that is intended to cater to renters and car owners, which will be integrated into the current Drivemate chat application LINE. Otoz also provided further information regarding its ongoing strategic partnership with Drivemate, the leading peer-to-peer car-sharing service in Thailand.

●	Otoz also announced a pilot car-sharing program with an existing tier-one European auto captive finance customer in China. As part of the program, thousands of the auto captive’s employees will be eligible to use flexible car-sharing products, all of which will be deployed on the Otoz platform. Among the many use cases and trials being conducted, Otoz will enable options for flexible car rentals as well as peer-to-peer car-sharing and other subscription-based programs.

Marketing and Business Development Activities

Management has developed a growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The growth strategy contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Build strong C-level executive teams in each key location to execute our long-term strategy.
●	Develop, groom and retain the next tier level management for leadership to navigate long term growth.
●	Upgraded Bangkok and Beijing offices to support the growing and existing client relationships and new client acquisitions in the region.
●	Strengthen the NETSOL brand in the Americas and Europe and further penetrate the APAC markets such as China, Thailand, Indonesia, Japan, Australia and New Zealand.
●	Maintain the quality of our delivery, after delivery support, and client relationships.
●	Further penetration of NFS Ascent® into the leasing and financing sectors in China, APAC, Europe and North America by focusing on multi-national auto captive Fortune 500 companies.
●	Pursue a well thought out strategy to diversify into complimentary verticals by way of organic expansion, partnerships and synergistic M&A.
●	Continue to implement new tools, systems and processes, such as JIRA, and the Agile framework to further enhance productivity, efficiencies and operating margins.
●	Offer a cloud enabled NFS Ascent® at subscription-based pricing models to generate additional interest from prospects.
●	Continue investing in Otoz and our innovation lab to generate new verticals for the business.

Growth Prospects for NFS Ascent®

Growth prospects for NFS Ascent® are linked to the maturing of the product portfolio and its growing customer base across different geographic and product markets. We are eyeing key international markets for growth in sales. Our sales strategy now carefully balances expansion into new geographic markets, including the Americas, Europe, and further penetration of our leading position in Asia Pacific.

Growth in North America is expected to come from the potential market for replacement of legacy systems. NFS Ascent® is aimed at providing a highly flexible and robust solution based on the latest technology and advanced architecture for the North American customers looking to replace their legacy systems. We believe that NFS Ascent® can provide substantial competitive disruption to the market’s lagging technology provided by incumbent vendors. The existing customer base may also represent latent demand for increased service and maintenance revenues by offering business process optimization, customization and upgrade services.

Growth in Europe will come from the introduction of NFS Ascent®, which will allow NTE to support larger organizations than those typically selecting the existing LeaseSoft product set, and opens the door for European expansion. This is designed to attract larger license and professional services revenues across a wider geography. In addition, leveraging the core strengths of NFS Ascent® will increasingly provide opportunities in the automotive sector where NTE is currently underrepresented.

Growth in our traditionally strong base in Asia Pacific is expected through diversification across market segments to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and maintenance revenues by offering enhanced features and new solutions to emerging customer needs. In addition, there is a potential for NFS Ascent® in Asia Pacific in the form of existing customers who are looking for replacement of their current system.

In China, we are a de facto leader in the leasing and finance enterprise solution domain. With this position, we continue to enjoy demand for the current NFS™ solution, as well as NFS Ascent®. We will continue strengthening our position within existing multinational auto manufacturers, as well as, local Chinese captive finance and leasing companies. The Chinese auto leasing market is young and low on consumer penetration in comparison with the giant U.S. market.

In Thailand, we established a sales headquarters, client service center, as well as a headquarters for OTOZ. The NetSol Thai operation is the hub for our global markets and directly supports all APAC markets including China, Indonesia and Australia. Our operation in Bangkok serves a very robust and growing market for leasing companies and regional banks.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives in North American and European markets.
●	Mobility and digital transformation is the new norm showing acceleration in every sector particularly in auto and banking.
●	On Cloud demand for our solution is on the rise.
●	COVID-19 has created new dynamics for businesses and corporations with employees and executives working from home. Essentially, the decreased office and maintenance costs, as well as the sharply reduced travel expenses, should positively impact our financials.
●	COVID-19 is creating new opportunities for our R&D teams to expand and monetize mobile and digital solutions in our space and complementary sectors.
●	In developing markets, new interests are emerging from existing clients for upgrades and mobility platforms.
●	Growing opportunities and dynamics of shared car ownership either through ride hailing and car sharing encouraging our innovation and development tools.
●	OTOZ platform is showing positive trajectory of interest from existing and new auto leasing and Tier 1 companies in all of our markets, including China, the US and Europe.
●	Improved stability in US and Pakistan relationship boosting confidence and trade relations.
●	China’s China Pakistan Economic Corridor (CPEC) investment has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.
●	China auto sector remains strong as our customers are constantly demanding ‘Change Requests’ or additional services and reflects resilience.

Negative trends:

●	COVID-19 has caused a global recession that will adversely impact every one of our business sectors.
●	Most OEMs and auto sectors are experiencing major slowdown due to lockdowns and health concerns.
●	The C-level decision making to acquire new systems or even upgrade will be elongated due to uncertainty of the COVID-19 virus.
●	The steep drop of global oil prices reflects a sudden drop in transportation, air travels and road travels. The lockdowns worldwide present layers of challenges for every business worldwide.
●	US and China trade conflicts tend to further aggravate the global business environment.
●	Working from office poses its own risk of virus spread until it vanishes completely.
●	Global outlook for auto sector is uncertain if the recessionary impact worsens. This might cause delay or procrastination on decision making by our customers.
●	Marketing activities have been reduced dramatically particularly global and regional industry conferences. The indications it will be quite some time before these marketing activities can resume.

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

Costs to Obtain a Contract

The Company does not have a material amount of costs to obtain a contract capitalized at any balance sheet date. In general, we incur few direct incremental costs of obtaining new customer contracts. We rarely incur incremental costs to review or otherwise enter into contractual arrangements with customers. In addition, our sales personnel receive fees that we refer to as commissions, but that are based on more than simply signing up new customers. Our sales personnel are required to perform additional duties beyond new customer contract inception dates, including fulfillment duties and collections efforts.

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

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2020 COMPARED TO THE YEAR ENDED JUNE 30, 2019

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2020 and 2019 as a percentage of revenues.

	For the Years
	Ended June 30,
	2020	%	2019	%
Net Revenues:
License fees	$4,564,560	8.1%	$16,768,749	24.7%
Maintenance fees	18,951,248	33.6%	15,521,413	22.9%
Services	32,555,690	57.8%	34,892,290	51.4%
Services - related party	300,821	0.5%	636,731	0.9%
Total net revenues	56,372,319	100.0%	67,819,183	100.0%

Cost of revenues:
Salaries and consultants	18,821,738	33.4%	19,253,364	28.4%
Travel	4,181,742	7.4%	6,527,868	9.6%
Depreciation and amortization	2,897,371	5.1%	3,525,857	5.2%
Other	3,508,098	6.2%	3,625,478	5.3%
Total cost of revenues	29,408,949	52.2%	32,932,567	48.6%

Gross profit	26,963,370	47.8%	34,886,616	51.4%
Operating expenses:
Selling and marketing	6,450,663	11.4%	7,831,758	11.5%
Depreciation and amortization	834,583	1.5%	897,800	1.3%
General and administrative	17,138,832	30.4%	17,357,918	25.6%
Research and development cost	1,468,954	2.6%	1,971,228	2.9%
Total operating expenses	25,893,032	45.9%	28,058,704	41.4%

Income from operations	1,070,338	1.9%	6,827,912	10.1%
Other income and (expenses)
Gain on sale of assets	23,103	0.0%	81,455	0.1%
Interest expense	(346,856)	-0.6%	(311,798)	-0.5%
Interest income	1,569,536	2.8%	955,061	1.4%
Gain on foreign currency exchange transactions	398,610	0.7%	6,345,859	9.4%
Share of net loss from equity investment	(605,864)	-1.1%	(841,845)	-1.2%
Other income	224,224	0.4%	18,680	0.0%
Total other income (expenses)	1,262,753	2.2%	6,247,412	9.2%

Net income before income taxes	2,333,091	4.1%	13,075,324	19.3%
Income tax provision	(1,141,068)	-2.0%	(1,057,784)	-1.6%
Net income	1,192,023	2.1%	12,017,540	17.7%
Non-controlling interest	(254,942)	-0.5%	(3,434,141)	-5.1%
Net income attributable to NetSol	$937,081	1.7%	$8,583,399	12.7%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Year				Change in	Change due to	(Unfavorable)
	Ended June 30,				Constant	Currency	Change as
	2020	%	2019	%	Currency	Fluctuation	Reported

Net Revenues:	$56,372,319	100.0%	$67,819,183	100.0%	$(5,684,344)	$(5,762,520)	$(11,446,864)

Cost of revenues:	29,408,949	52.2%	32,932,567	48.6%	(90,133)	3,613,751	3,523,618

Gross profit	26,963,370	47.8%	34,886,616	51.4%	(5,774,477)	(2,148,769)	(7,923,246)

Operating expenses:	25,893,032	45.9%	28,058,704	41.4%	287,257	1,878,415	2,165,672

Income (loss) from operations	$1,070,338	1.9%	$6,827,912	10.1%	$(5,487,220)	$(270,354)	$(5,757,574)

Net revenues for the years ended June 30, 2020 and 2019 by segment are as follows:

	2020			2019
	Revenue	%	Revenue	%

North America	$4,444,862	7.9%	$3,947,408	5.8%
Europe	11,914,071	21.1%	9,148,164	13.5%
Asia-Pacific	40,013,386	71.0%	54,723,611	80.7%
Total	$56,372,319	100.0%	$67,819,183	100.0%

Revenues

License fees

License fees for the year ended June 30, 2020 were $4,564,560 compared to $16,768,749 for the year ended June 30, 2019 reflecting a decrease of $12,204,189 with a change in constant currency of $11,493,282. The decrease in license revenue for the fiscal year ended June 30, 2020 compared to 2019 is primarily due to the decrease in license revenue recognized for the DFS and BMW contracts to implement our NFS Ascent® Retail Platform. In the fiscal year ended June 30, 2020, we recorded $2,500,000 of license revenue for the DFS, 12 country NFS Ascent® contract, $470,000 for an NFS Ascent® contract in the U.K., and $1,540,000 from license revenues through sales of our regional offerings in China, Australia, the U.S. and the U.K. In fiscal year ended June 30, 2019, we recorded $6,600,000 of license revenue recognized for the DFS, 12 country NFS Ascent® contract, $8,000,000 related to the NFS Ascent® contracts signed with a tier-one auto captive finance company and a major American multinational automaker to implement our product in China, and $2,200,000 from license revenues through sales of our regional offerings in China, Australia, the U.S. and the U.K.

Maintenance fees

Maintenance fees for the year ended June 30, 2020, were $18,951,248 compared to $15,521,413 for the year ended June 30, 2019 reflecting an increase of $3,429,835 with a change in constant currency of $5,286,321. Maintenance fees begin once a customer has “gone live” with our product. The increase was due to the start of new maintenance agreements from customers who went live with our product during the latter stages of fiscal year 2019 and into fiscal year 2020. We anticipate maintenance fees to gradually increase as we implement both our NFS legacy product and NFS Ascent®.

Services

Services income for the year ended June 30, 2020, was $32,555,690 compared to $34,892,290 for the year ended June 30, 2019, reflecting a decrease of $2,336,600 with an increase in constant currency of $751,124. The services revenue increase based on constant currency was due to an increase in services revenue associated with new implementations and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the year ended June 30, 2020 was $300,821 compared to $636,731 for the year ended June 30, 2019 reflecting a decrease of $335,910 with a decrease in constant currency of $228,507. The decrease in related party service revenue is due to a decrease in revenue due to less services performed for WRLD3D.

Gross Profit

The gross profit was $26,963,370, for the year ended June 30, 2020 as compared with $34,886,616 for the year ended June 30, 2019. This is a decrease of $7,923,246 with a decrease in constant currency of $5,774,477. The gross profit percentage for the year ended June 30, 2020 also decreased to 47.8% from 51.4% for the year ended June 30, 2019. The cost of sales was $29,408,949 for the year ended June 30, 2020 compared to $32,932,567 for the year ended June 30, 2019 for a decrease of $3,523,618 and on a constant currency basis a decrease of $90,133. As a percentage of sales, cost of sales increased from 48.6% for the year ended June 30, 2019 to 52.2% for the year ended June 30, 2020.

Salaries and consultant fees decreased by $431,626 from $19,253,364 for the year ended June 30, 2019 to $18,821,738 for the year ended June 30, 2020 and on a constant currency basis increased by $1,754,053. The decrease in salaries and consultant fees is due to the devaluation of the Pakistan Rupee (“PKR”) compared to the U.S. Dollar. The increase in salaries on a constant currency basis is due to the increase in the number of technical employees and the annual increase in salaries and wages. We had 976, 932, and 1,009 technical employees as of June 30, 2018, 2019 and 2020, respectively. As a percentage of sales, salaries and consultant expense increased from 28.4% for the year ended June 30, 2019 to 33.4% for the year ended June 30, 2020.

Travel decreased by $2,346,126 from $6,527,868 for the year ended June 30, 2019 to $4,181,742 for the year ended June 30, 2020 and on a constant currency basis decreased by $1,799,905. The decrease in travel is due to the COVID-19 Pandemic. As a percentage of sales, travel expense decreased from 9.6% for year ended June 30, 2019 to 7.4% for the year ended June 30, 2020.

Depreciation and amortization expense decreased to $2,897,371 compared to $3,525,857 for the year ended June 30, 2019 or a decrease of $628,486 and on a constant currency basis a decrease of $146,175. Depreciation and amortization expense decreased as some products became fully amortized.

Operating Expenses

Operating expenses were $25,893,032 for the year ended June 30, 2020 compared to $28,058,704, for the year ended June 30, 2019 for a decrease of 7.7% or $2,165,672 and on a constant currency basis a decrease of 1.0% or $287,257. As a percentage of sales, it increased from 41.4% to 45.9%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, salaries and wages and research and development cost offset by an increase in general and administrative expenses.

Selling and marketing expenses decreased $1,381,095 or 17.6% and on a constant currency basis a decrease of $844,758 or 10.8%. The decrease in selling and marketing expenses is due to decrease in our salaries and commissions, travel expenses, and business development costs to market and sell NFS Ascent® globally.

General and administrative expenses were $17,138,832 for the year ended June 30, 2020 compared to $17,357,918 at June 30, 2019 or a decrease of $219,086 or 1.3% and on a constant currency basis an increase of $797,684 or 4.6%. During the year ended June 30, 2020, salaries decreased by $1,112,184 or $512,629 on a constant currency basis due to reduction in salaries, and less share grants. Professional services increased by $104,726 or $130,533 on a constant currency basis and other general and administrative expenses increased by $1,077,944 or increased $1,466,481 on a constant currency basis. The increase on a constant currency basis is primarily due to the increase in withholding taxes on payments from customers and funds transferred from China of approximately $850,000, a new office lease in London of approximately $150,000, and software license and subscription fees of approximately $140,000.

Research and development costs were $1,468,954 for the year ended June 30, 2020 compared to $1,971,228 at June 30, 2019 or a decrease of $502,274 or 25.5% and on constant currency basis a decrease of $239,075 or 12.1%. The decrease in research and development costs is due to less spending on our innovation initiatives with Blockchain, AI, and IoT.

Income/Loss from Operations

Income from operations was $1,070,338 for the year ended June 30, 2020 compared to $6,827,912 for the year ended June 30, 2019. This represents a decrease of $5,757,574 with a decrease of $5,487,220 on a constant currency basis for the year ended June 30, 2020 compared with the year ended June 30, 2019. As a percentage of sales, income from operations was 1.9% for the year ended June 30, 2020 compared to 10.1% for the year ended June 30, 2019.

Other Income and Expense

Other income was $1,262,753 for the year ended June 30, 2020 compared to $6,247,412 for the year ended June 30, 2019. This represents a decrease of $4,984,659 with a decrease of $5,137,165 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. Dollar and the Euro. During the year ended June 30, 2020, we recognized a gain of $398,610 in foreign currency exchange transactions compared to a gain of $6,345,859 for the year ended June 30, 2019. During the year ended June 30, 2020, the value of the U.S. dollar and the Euro increased 3.1% and 1.8%, respectively, compared to the PKR. During year ended June 30, 2019, the value of the U.S. dollar and the Euro increased 33.9% and 30.8%, respectively, compared to the PKR. Interest income was $1,569,536 for the year ended June 30, 2020 compared to $955,061 for the period ended June 30, 2019. This represent an increase of $614,475 or a change of $800,815 on constant currency basis. The increase is due to the increase in cash which is invested into short term deposits and interest accrued on convertible note receivables.

Non-controlling Interest

For the year ended June 30, 2020 and 2019, the net income attributable to non-controlling interest was $254,942 and $3,434,141, respectively. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK.

Net Income/Loss attributable to NetSol

Net income was $937,081 for the year ended June 30, 2020 compared to $8,583,399 for the year ended June 30, 2019. This is a decrease of $7,646,318 with a decrease of $7,622,678 on a constant currency basis, compared to the prior year. For the year ended June 30, 2020, net income per share was $0.08 for basic and diluted shares. For the year ended June 30, 2019, net income per share was $0.74 for basic and diluted shares.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the years ended June 30, 2020 and 2019 are as follows:

	For the Year Ended	For the Year Ended
	June 30, 2020	June 30, 2019

Net Income (loss) attributable to NetSol	$937,081	$8,583,399
Non-controlling interest	254,942	3,434,141
Income taxes	1,141,068	1,057,784
Depreciation and amortization	3,731,954	4,423,657
Interest expense	346,856	311,798
Interest (income)	(1,569,536)	(955,061)
EBITDA	$4,842,365	$16,855,718
Add back:
Non-cash stock-based compensation	808,616	1,174,625
Adjusted EBITDA, gross	$5,650,981	$18,030,343
Less non-controlling interest (a)	(1,330,352)	(5,140,004)
Adjusted EBITDA, net	$4,320,629	$12,890,339

Weighted Average number of shares outstanding
Basic	11,734,648	11,599,290
Diluted	11,784,414	11,621,990

Basic adjusted EBITDA	$0.37	$1.11
Diluted adjusted EBITDA	$0.37	$1.11

(a) The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income attributable to non-controlling interest	$254,942	$3,434,141
Income Taxes	223,675	351,778
Depreciation and amortization	1,060,605	1,397,613
Interest expense	100,373	99,696
Interest (income)	(391,644)	(229,802)
EBITDA	$1,247,951	$5,053,426
Add back:
Non-cash stock-based compensation	82,401	86,578
Adjusted EBITDA of non-controlling interest	$1,330,352	$5,140,004

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $20,166,830 at June 30, 2020, compared to $17,366,364 at June 30, 2019.

Net cash provided by operating activities was $3,972,426 for the year ended June 30, 2020 compared to $4,933,210 for the year ended June 30, 2019. At June 30, 2020, we had current assets of $51,895,711 and current liabilities of $20,116,106. We had accounts receivable of $11,414,257 at June 30, 2020 compared to $15,599,314 at June 30, 2019. We had revenues in excess of billings of $18,506,733 at June 30, 2020 compared to $16,111,366 at June 30, 2019 of which $1,300,289 and $1,281,492 are shown as long term as of June 30, 2020 and 2019, respectively. The long-term portion was discounted by $41,286 and $99,139 at June 30, 2020 and 2019, respectively, using the discounted cash flow method with an interest rate of 4.35%, during years ended June 30, 2020 and 2019. During the year ended June 30, 2020, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $1,789,690 from $31,710,680 at June 30, 2019 to $29,920,990 at June 30, 2020. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,680,837 and $9,139,561, respectively at June 30, 2020. The average days sales outstanding for the years ended June 30, 2020 and 2019 were 200 and 171 days respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $2,054,890 for the year ended June 30, 2020, compared to $3,649,680 for the year ended June 30, 2019. We had net purchases of property and equipment of $1,270,965 compared to $1,555,680 for the comparable period last fiscal year. For the year ended June 30, 2020 and 2019, we invested $600,000 and $1,526,500, respectively, in short-term convertible notes. For the year ended June 30, 2019, we purchased the remaining 49% share of VLS for $927,100. We paid cash of $317,500 at the closing date and accrued the remaining $609,600, which was subsequently paid during the fiscal year ended June 30, 2020.

Net cash provided by financing activities was $1,700,293 compared to $17,167, for the years ended June 30, 2020, and 2019, respectively. The year ended June 30, 2020 included the cash inflow of $Nil from the exercising of stock options compared to $85,000 for the year ended June 30, 2019. During the year ended June 30, 2020, we purchased zero shares of our common stock from the open market compared to 41,650 shares of common stock for $250,945 for the same period last year. The year ended June 30, 2020, included cash inflow of $4,221,203 from bank proceeds compared to $1,227,158 for the same period last year. During the year ended June 30, 2020, we had net payments for bank loans and capital leases of $611,913 compared to $480,231 for the year ended June 30, 2019. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options. As of June 30, 2020, we had approximately $20.2 million of cash, cash equivalents and marketable securities of which approximately $18.2 million is held by our foreign subsidiaries. As of June 30, 2019, we have approximately $17.4 million of cash, cash equivalents and marketable securities of which approximately $16.1 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($370,370) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($2,975,482) and a running finance facility of Rupees 75 million ($446,322). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($5,355,868). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,261,366) and a running finance facility of Rs. 120 million ($714,116) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period
Contractual Obligation	Total	0 - 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations
D&O Insurance	$81,728	$81,728	$-	$-	$-
Paycheck Protection Program Loans	469,721	182,669	287,052	-	-
Term Finance Facility	1,380,878	354,337	1,026,541		-
Loan Payable Bank - Export Refinance	2,975,482	2,975,482	-	-	-
Loan Payable Bank - Export Refinance II	2,261,365	2,261,365	-	-	-
Loan Payable Bank - Export Refinance III	2,975,483	2,975,483	-	-	-
Term Finance Facility	65,473	16,423	32,846	16,204	-
Subsidiary Finance Leases	469,406	292,074	177,332	-	-
Operating Lease Obligations	2,624,890	1,215,699	1,329,763	76,286	3,142
Total	$13,304,426	$10,355,260	$2,853,534	$92,490	$3,142

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NetSol’s financial statements for the fiscal years ended June 30, 2020 and June 30, 2019, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol’s financial statements for the fiscal year ended June 30, 2020, there were no disagreements, disputes, or differences of opinion with BF Borgers CPA PC. (“BF Borgers”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference to the matter in its report.

In connection with the audit of NetSol’s financial statements for the fiscal year ended June 30, 2019, there were no disagreements, disputes, or differences of opinion with KSP Group, Inc. (“KSP”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of KSP would have caused KSP to make reference to the matter in its report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2020. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2020, the Company’s internal control over financial reporting are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2020, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2020, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2019 Annual Shareholders Meeting held in June 2020, a five-member board stood for election. The members were elected and, according to the bylaws of the company shall retain their position as directors until the next meeting. The board of directors is made up of Mr. Najeeb U. Ghauri (Chairman of the Board), Mr. Mark Caton, Ms. Malea Farsai, Mr. Kausar Kazmi and Mr. Henry Tolentino.

Committees

The Audit Committee is made up of Mr. Kazmi, as Chairman, with Mr. Caton and Mr. Tolentino as members. The Compensation Committee consists of Mr. Caton, as Chairman, with Mr. Kazmi and Mr. Tolentino as its members. The Nominating and Corporate Governance Committee consists of Mr. Tolentino, as Chairman, with Mr. Caton and Mr. Kazmi as its members.

The table below provides the membership for each of the committees during Fiscal Year 2020.

Nominating and
Corporate
	Audit	Compensation	Governance
Director	Committee	Committee	Committee
Najeeb Ghauri
Naeem Ghauri *
Malea Farsai
Shahid J. Burki (I)*	X (C)	X	X
Mark Caton (I)	X	X (C)	X
Kausar Kazmi (I) (A)	X	X	X
Henry Tolentino (I)	X	X	X (C)

*	Mr. Ghauri and Mr. Burki did not stand for reelection in June 2020.
(I)	Denotes an Independent Director.
(C)	Denotes the Chairperson of the Committee.
(A)	Mr. Kazmi became the Audit Committee Chairman in July 2020.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected as an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	66	Chief Executive Officer, Chairman and Director	None
Roger Almond	2013	55	Chief Financial Officer	None
Patti L. W. McGlasson	2004	55	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Mark Caton	2002	71	Director	None
Malea Farsai	2018	51	Director; Corporate Counsel	None
Henry Tolentino	2018	71	Director	None
Syed Kausar Kazmi	2019	67	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol. He has been a Director of the Company since 1997, Chairman since 2003 and Chief Executive Officer from January 1998 to September 2002 and from October 2006 to present. Mr. Ghauri is a co-founder of NetSol Technologies, Inc. He was responsible for NetSol listing on NASDAQ in 1999, the NetSol subsidiary listing on KSE (Karachi Stock Exchange) in 2005, and the NetSol listing on the NASDAQ Dubai exchange in 2008. Mr. Ghauri served as the Company’s Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005. As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company’s overall growth and expansion plan. In 2017, Mr. Najeeb Ghauri as the CEO, implemented a Company-wide initiative cutting costs which saved the Company in excess of $7,000,000. Mr. Ghauri was also instrumental in the substantial increase in revenue for fiscal year end 2015. In addition, Mr. Ghauri traveled overseas multiple times to execute the largest contract for the Company, worth over $100 million, in December 2015. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri attended Eastern Illinois University where he received a Bachelor of Science degree in Management/Economics in 1978. He also received an M.B.A. in Marketing Management from Claremont Graduate School in California in 1981. Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008,2009 and 2020.

Skills and Qualifications: Mr. Ghauri has an extensive executive, operational and strategic leadership experience in a global setting. Substantial experience in establishing management performance objective and establishing goals.

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

Skills and Qualifications: Mr. Caton has over 25 years of experience in marketing and management.

MALEA FARSAI joined the Board of Directors for the first time in 2018 and is currently the Company’s Corporate Counsel. Before joining NetSol in March 2000, Ms. Farsai was an associate at the law firm of Horowitz and Beam where she represented both domestic and international private and public clients from technology to apparel in various transactions. She has also worked on the formation of business startups and IPOs. Ms. Farsai was on the team that took the Company public and is the one who listed NetSol on NASDAQ in 1999 and has maintained its listing since then to current. After nearly two decades with NetSol, Ms. Farsai continues to work part-time as the Company’s Corporate Counsel overseeing the Company’s insurance needs as well as day to day corporate legal needs. She has also obtained many of NetSol’s various trademarks for the Company. During her tenure as a Board member this past year, Ms. Farsai has been actively updating and overseeing the Company’s Corporate and Social Responsibilities (CSR) globally. Prior to joining NetSol, she practiced law with the law firm of Horowitz and Beam in Irvine, California from 1996-2000. Ms. Farsai received her B.A. degree from University of California, Irvine and her J.D. in 1996, and has been a member of the California State Bar since 1996. She sits on the board of various charitable organizations in Los Angeles.

Skills and Qualifications: Ms. Farsai has served the Company and its legal department since its inception and has a breadth of knowledge and understanding about NetSol’s business through her role as Corporate Counsel. She also has an understanding of Public Company corporate governance as well as the management and retention of a diverse group of employees.

HENRY TOLENTINO joined the Board of Directors in 2018. Mr. Tolentino brings more than 30 years of experience in the auto finance industry working with global manufacturers such as Toyota and General Motors. Prior to joining NetSol’s advisory board, Mr. Tolentino has held several executive positions at Toyota Leasing (Thailand) Co., Ltd., including most recently as president from 2006 to 2014 and then served as an advisor from 2015 to 2016. Prior to Toyota Leasing, Mr. Tolentino spent more than 10 years with Toyota Motor Credit Corporation, USA. He began his career in the auto finance industry with General Motors Acceptance Corporation. Mr. Tolentino joined the advisory board of NetSol in September 2017 where he provided strategic advice to the senior management of the Company. Mr. Tolentino is the Chairman of the Nomination and Corporate Governance Committee and member of the Audit and Compensation Committees.

Skills and Qualifications: Mr. Tolentino has significant knowledge in international automobile manufacturing, business strategy and managing growth in the automotive industry.

SYED KAUSAR KAZMI joined the Board of Directors in 2019. Mr. Kazmi brings over 40 years of expertise in the banking industry and is currently the Head of Commercial Banking and Business Development at Habib Bank Zurich PLC, located in London where he has served in this capacity since 2016. Prior to this position, Mr. Kazmi served as the Head of Business Development for UK and Europe at Habib Bank AG Zurich in London from 2012-2016, before which Mr. Kazmi was the CEO of the UK operations of Habib Bank AG Zurich from 2009-2012. In 2018, Mr. Kazmi was awarded by Power 100, Parliamentary Review in association with The British Publishing Company a “Lifetime Achievement Award” for his significant and lasting impact on the banking sector. In addition, Mr. Kazmi has been awarded by the Asian Media Group the “GG2 Power List” celebrating Britain’s 101 most influential Asians from 2016-2018.

Mr. Kazmi received his BSc in Chemical Engineering with II Class Honors from Habib Institute of Technology in 1974. He sits on the board of many charitable organizations, with a focus on helping raise funds. Mr. Kazmi will succeed Mr. Burki as the Chairman of the Audit Committee and is a member of the Nominating and Corporate Governance and Compensation Committees.

Skills and Qualifications: Mr. Kazmi has strong financial services and management expertise. He directs the operations of a financial services business, expending its focus on business development.

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

Audit Committee

The Company has an Audit Committee whose members are the independent directors of the Company, specifically, Mr. Kazmi, Mr. Caton, and Mr. Tolentino. Mr. Kazmi is the current Chairman of the Audit Committee.

Audit Committee Financial Expert

The Company has identified its audit chairperson, Mr. Kausar Kazmi as its Audit Committee financial expert. Mr. Kazmi is an independent board member as the term is defined in the Nasdaq Listing Rules. Mr. Kazmi’s over 40 years of experience in the banking industry including his current tenure as Head of Commercial Banking and Business Development for UK and Europe for Habib Bank AG Zurich as well as his service as a board member on various charities as the board member responsible for fundraising, provides him with an understanding of generally accepted accounting principles and financial reporting. Additionally, this experience provides an ability to assess the general application of accounting principles in connection with the accounting for estimates, accruals and reserves; experience analyzing financial statements that were comparable in the breadth and complexity of issues that can be reasonably expected to be raised by the Company’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions.

ITEM 11-EXECUTIVE COMPENSATION

Introduction

Our Compensation Committee is responsible for establishing and overseeing compensation programs that comply with NetSol’s executive compensation philosophy. As described in this Compensation Discussion and Analysis (“CD&A”), the Compensation Committee follows a disciplined process for setting executive compensation. This process involves analyzing factors such as company performance, individual performance, strategic goals and competitive market data to arrive at each element of compensation. The Compensation Committee approves compensation decisions for all executive officers. An independent compensation consultant helps the Compensation Committee by providing advice, information, and an objective opinion. This CD&A will focus on the compensation awarded to NetSol’s “named executive officers”—the Chief Executive Officer, Chief Financial Officer, and General Counsel, Corporate Secretary. You can find more complete information about all elements of compensation for the named executive officers in the following discussion and in the Summary Compensation table that appears on page 45.

Fiscal 2020 Executive Compensation Highlights and Governance

This section identifies the most significant decisions and changes made regarding NetSol’s executive compensation in fiscal year 2020.

Shareholder Approval of Compensation

At the last annual general meeting held on June 26, 2020, shareholders expressed support for our executive compensation programs, with 80.40% of votes cast at the meeting voting to ratify the compensation of our named executive officers. Although the advisory shareholder vote on executive compensation is non-binding, the Compensation Committee has considered, and will continue to consider, the outcome of the vote and the sentiments of our shareholders when making future compensation decisions for the named executive officers. Based on the results from our last annual general meeting, the Compensation Committee believes shareholders support the Company’s executive compensation philosophy and the compensation paid to the named executive officers.

Taking into account the marked increase in support of this plan at the June 26, 2020 Annual Shareholders Meeting, the Compensation Committee believes the compensation program meaningfully explains the Compensation Committee’s compensation decisions and its determination to tie long term incentives of the Chief Executive Officer to performance criteria. The Compensation Committee continues to reach out to its shareholders regarding their positions on the Company’s compensation program. In connection with the proxy solicitations, the executive compensation was discussed with certain of our top shareholders and their general acceptance of the compensation structure is reflected in the proxy vote results. Accordingly, the Compensation Committee will continue to provide the CEO with a bonus criterion that is based on total revenues and income from operations on a graduated basis. Bonuses would be paid 60% in cash and 40% in stock valued at the share price on June 30th of the fiscal year in which it was earned.

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

● Beginning with our fiscal year 2018 to current, we modified our compensation practices for our CEO to tie a significant portion to financial results both on a top line and bottom-line basis.

General Compensation Overview

For 2020, compensation designed for our executive officers consisted of:

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

Independent Compensation Consultant

The Compensation Committee retained Compensation Resources, Inc. as its independent compensation consultant. Compensation Resources provided chief executive officer and director compensation consulting services to the Compensation Committee, including a competitive market analysis of peers and the base salary, total cash compensation and total direct compensation. Interactions with Compensation Resources was limited to the Compensation Committee Chair and interaction with executives was generally limited to discussions as required to compile information at the Compensation Committee’s direction. During fiscal year 2020, Compensation Resources did not provide services to the Company. Based on these factors and its own evaluation of Compensation Resources independence pursuant to the requirements approved and adopted by the SEC, the Compensation Committee has determined that the work performed by Compensation Resources does not raise any conflicts of interest.

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

Compensation Analysis Peer Group

After consideration of business models, company revenue and market capitalization of other companies in the Company’s technology industry segment, and with the input from Compensation Resources, Inc., the compensation consultant used by the Company at the time the study was last conducted, the Compensation Committee established the following list of peer companies to provide a comparative framework for use in setting executive compensation:

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

2020 Executive Compensation Components

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

We provided a 3% increase in base salary for Ms. McGlasson in fiscal 2020. Due to the effects of COVID-19, the Company reduced her base salary by 13%. We provided a 4% increase in base salary for Mr. Almond in fiscal 2020. Due to the effects of COVID-19, the Company reduced his salary by 13%. In fiscal year 2020, Mr. Ghauri’s base salary did not increase. Due to the effects of COVID-19, Mr. Ghauri’s base salary was reduced by 4.7%. Mr. Ghauri’s perquisites were reduced by 8% for a total compensation reduction of 5.4%. The Compensation Committee determined that salary alone was an adequate basis for short term compensation, and that equity incentives would be used for the long-term elements of incentive programs for Ms. McGlasson and Mr. Almond.

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The Compensation Committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses. Further, the compensation committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria in order to achieve the bonus. The Company’s bonus criteria at the executive management level, is typically based on a gross revenue and income from operations targets. Cash bonuses, if any for 2020 are reflected in the summary of compensation discussed below starting on page 48. For 2020, based on structured KPI’s by the compensation committee, Mr. Ghauri did not earn a bonus. See bonus structure as discussed below on page 46. The Compensation Committee determined that Gross Revenue and Income from Operations structure used in fiscal 2020 continues to be a proper measure for measuring Mr. Ghauri’s performance in that it encourages his participation in revenue generating activities and continues to incentivize him to monitor and maximize cost efficiency.

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

Equity incentives provided to executives are determined by the Fair Market Value of our common stock on the grant date. Each executive’s stock award was based on an analysis of the Compensation Committee of an appropriate overall cash compensation for each individual taking into account their position and compensation at similarly situated companies. Each executive’s stock award was based on a desired overall compensation cash value less the base salary as approved by the Compensation Committee.

In fiscal year 2020, Ms. McGlasson and Mr. Almond received a grant of 7,500 and 10,000 shares of common stock, respectively, vesting quarterly over a two-year period.

Mr. Ghauri is eligible to receive grants of shares based on the performance criteria connected to gross revenues and net income from operations as discussed below. The total compensation including equity grants is designed to bring the Chief Executive Officer to the mean market average.

Mr. Ghauri’s bonus for fiscal year 2020 is based on the total revenues and income from operations on a graduated basis. The following table demonstrates the graduated percentage of bonus that Mr. Ghauri will be eligible to earn based on the percentage of the goal achieved. Bonuses will be paid 60% in cash and 40% in shares of common stock valued on June 30, 2020. Total net revenues and income from operations are based on those values reported for the year ending June 30, 2020 excluding any adjustments relating to changes in revenue recognition policy.

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

Mr. Ghauri’s bonus for the fiscal year 2021 will be based on the same criteria stated above.

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

Name and Principle Position	Fiscal Year Ended	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2020	$689,000	$-		$-	$-		$156,586	(4)	$845,586
CEO & Chairman	2019	$675,000	$432,488		$-	$21,598	(3)	$200,000	(4)	$1,329,086
	2018	$600,000	$300,000	(2)	$-	$-		$200,000	(4)	$1,100,000
Roger K Almond	2020	$217,111	$20,000		$56,900	$-		$10,639	(5)	$304,650
Chief Financial Officer	2019	$221,520	$20,000		$55,500	$-		$10,191	(5)	$307,211
	2018	$213,000	$10,000		$-	$-		$9,952	(5)	$232,952
Patti L. W. McGlasson	2020	$219,481	$-		$42,675	$-		$10,019	(6)	$272,175
Secretary, General Counsel	2019	$226,113	$-		$55,500	$-		$10,378	(6)	$291,991
	2018	$217,420	$-		$-	$-		$9,935	(6)	$227,355

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

(4) Per Mr. Najeeb Ghauri’s compensation agreement, he received $156,586, $200,000 and $200,000 in allowances, perquisites and benefits such as car allowance, insurance premiums, and home office allowance for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

(5) Consists of $10,639, $10,191 and $9,952 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2020, 2019 and 2018, respectively.

(6) Consists of $10,019, $9,935 and $9,795 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2020, 2019 and 2018, respectively.

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

In July 2018, Ms. Patti McGlasson was granted 7,500 shares of the Company’s common stock, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

In August 2019, Ms. Patti McGlasson was granted 7,500 shares of the Company’s common stock, which vest quarterly over the period of two years. The shares were approved by the Compensation Committee as an incentive for the named officer.

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

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008, January 1, 2010, July 25, 2013 and again on June 30, 2014. Changes made in the June 30, 2014 amendment are effective July 1, 2014. Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the “CEO Agreement”), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five-year term. The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2020, Mr. Ghauri is entitled to an annualized compensation of $900,000 consisting of salary, allowances, perquisites and benefits, and is eligible for annual bonuses based on the bonus structure adopted by the Compensation Committee as described in Item 11 under Executive Compensation beginning on page 38. As previously discussed, the $900,000 was temporarily reduced to $851,000 in response to the COVID-19 pandemic. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year.

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

Employment Agreement with Roger K. Almond

Effective March 1, 2015, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Roger K. Almond. Pursuant to the Employment Agreement, between Mr. Almond and the Company (the “CFO Agreement”), the Company agreed to employ Mr. Almond as its Chief Financial Officer from the date of the CFO Agreement through February 28, 2017. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2020, Mr. Almond is entitled to an annualized base salary of $230,381 per annum, a $2,000 per month car allowance, 10,000 shares of common stock to be granted equally on a quarterly basis over 2 years issued after each quarter of service through June 30, 2021 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. As previously discussed, the $230,381 base salary was temporarily reduced to $186,515 in response to the COVID-19 pandemic. In addition, Mr. Almond is entitled to participate in the Company’s equity incentive plans and is entitled to four weeks of paid vacation per calendar year.

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

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary, General Counsel and Sr. Vice President, Legal and Corporate Affairs, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement and its related amendments, between Ms. McGlasson and the Company (the “General Counsel Agreement”), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through June 30, 2017. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. The General Counsel Agreement was amended on July 25, 2013 and again on June 30, 2014 (the General Counsel Agreement and all amendments referred to as the “GC Agreement”). Changes made in the June 30, 2014 amendment are effective July 1, 2014. Under the GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $232,896 per annum, 7,500 shares of common stock to be granted equally on a quarterly basis over 2 years issued after each quarter of service through June 30, 2021 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. As previously discussed, the $232,896 was temporarily reduced to $188,552 in response to the COVID-19 pandemic. In addition, Ms. McGlasson is entitled to participate in the Company’s equity incentive plans and, is entitled to six weeks of paid vacation per calendar year.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2020, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

	OPTION AWARDS				STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OF COMMON STOCK THAT HAVE NOT VESTED	MARKET VALUE OF SHARES THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF SHARES THAT HAVE NOT VESTED ($)
Najeeb Ghauri	-	-	-		8,265	50,000	-	-
Roger K Almond	-	-	-		8,336	46,964	-	-
Patti L. W. McGlasson	-	-	-		3,752	21,349	-	-

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Potential Payments upon Termination or Change of Control

Generally, regardless of the manner in which a named executive officer’s employment terminates, the executive officer is entitled to receive amounts earned during the term of employment. Such amounts include the portion of the executive’s base salary that has accrued prior to any termination and not yet been paid, and unused vacation pay.

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2020, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$2,756,000	$114,833	$2,756,000
Health Related Benefits	63,168	-	63,168
Bonus	-	-	-
Salary Multiple Pay-out	2,060,110	-	-
Bonus or Revenue One-time Pay-Out	563,723	-	-
Net Cash Value of Options	-	-	-

Total	$5,443,001	$114,833	$2,819,168

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

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated or a change of control occurred on June 30, 2020, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$217,111	$36,185	$217,111
Health related benefits	10,644	-	10,644
Bonus	-	-	-
Salary Multiple Pay-out	649,162	-	-
Bonus or Revenue One-time Pay-Out	281,862	-	-
Net Cash Value of Options	-	-	-

Total	$1,158,778	$36,185	$227,755

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2020, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$445,822	$37,152	$445,822
Health related benefits	20,040	-	20,040
Bonus	-	-	-
Salary Multiple Pay-out	666,504	-	-
Bonus or Revenue One-time Pay-Out	281,862	-	-
Net Cash Value of Options	-	-	-

Total	$1,414,227	$37,152	$465,862

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2020, other than Najeeb Ghauri, Naeem Ghauri and Malea Farsai who were paid as part of their employment agreements with the Company or its subsidiaries and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARE AWARDS ($) (1)	TOTAL ($)
Shahid Javed Burki	59,197	55,845	115,042
Mark Caton	57,240	54,396	111,636
Henry Tolentino	55,287	40,952	96,239
Kausar Kazmi	51,376	38,057	89,433
	223,100	189,250	412,350

(1)	In fiscal 2020, the Directors’ fee structure was 60% cash and 40% common stock. During the fiscal year ended June 30, 2020, there were 15,171 shares issued to Mr. Shahid Javed Burki, 14,734 shares issued to Mr. Mark Caton, 12,317 shares issued to Mr. Henry Tolentino and 11,445 shares issued to Mr. Kausar Kazmi.

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

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2020.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$205,506
Chairperson for Audit Committee	$7,820
Chairperson for Compensation Committee	$5,864
Chairperson for Nominating and Corporate Governance Committee	$3,910
$223,100

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

On September 12, 2016, the Compensation Committee granted independent board members 19,834 shares of common stock vesting at 50% immediately and rest at the completion of each year served commencing with the period ended September 30, 2017 and ending September 30, 2021.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Caton (Chairman), Mr. Kazmi, and Mr. Tolentino. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2020, or at any other relevant time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Employee Equity Plans

OPTIONS:

	Number of Options Authorized	Options Grants Issued	Options Grants Cancelled / Expired	Available for Issue	Options Issued but Outstanding

The 2003 stock option plan	200,000	200,000	-	-	-
The 2005 stock option plan	500,000	500,000	(40,386)	40,386	-
The 2011 stock option plan	500,000	500,000	-	-	-
The 2013 stock option plan	1,250,000	1,151,804	-	98,196	-
The 2015 stock option plan	1,250,000	947,546	(3,968)	306,422	-

	3,700,000	3,299,350	(44,354)	445,004	-

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 18, 2020, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage (4)
Najeeb Ghauri	(3)	748,901	6.39%
Naeem Ghauri	(3)	406,689	3.47%
Shahid Javed Burki	(3)	159,611	1.36%
Mark Caton	(3)	99,597	*
Henry Tolentino	(3)	27,313	*
Patti McGlasson	(3)	78,235	*
Roger Almond	(3)	33,747	*
Kausar Kazmi	(3)	11,445	*
Malea Farsai	(3)	39,811	*
Moab Capital Partners LLC	(5)	877,213	7.48%
All officers and directors as a group (nine persons)		1,605,349	13.69%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to share grants that will vest or options currently exercisable or exercisable within 60 days of September 18, 2020, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o NetSol Technologies, Inc. at 23975 Park Sorrento, Suite 250, Calabasas, CA 91302.

(4) Shares issued and outstanding as of September 18, 2020 were 11,727,594.

(5) 5% or greater shareholder based on Schedule 13G filing on February 14, 2020.

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

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “April 1, 2019 Note”) which was fully executed on April 1, 2019. The maximum principal amount of the April 1, 2019 Note is $600,000, and as of June 30, 2020, the Company had disbursed $600,000. The April 1, 2019 Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after March 31, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BF Borgers audited the Company’s financial statements for the fiscal year ended June 30, 2020 and KSP audited the Company’s financial statements for the fiscal year ended June 30, 2019. The aggregate fees billed by principal accountants for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended June 30, 2020 was $250,000 and for the year ended June 30, 2019 was $280,000.

Tax Fees

Tax fees for fiscal year 2020 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2019. Tax fees for fiscal year 2019 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2018.

All Other Fees

No other fees were paid to principal accountant during the fiscal year 2020 and 2019.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997, incorporated by reference as Exhibit 3.1 to NETSOL’s Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997. *
3.2	Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference as Exhibit 3.2 to NETSOL’s Annual Report for the fiscal year ended June 30, 1999 on Form 10K-SB filed September 28, 1999. *
3.3	Amendment to the Articles of Incorporation of NETSOL International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to NETSOL’s Annual Report on Form 10-KSB/A filed on February 2, 2001. *
3.4	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated August 20, 2003 filed as Exhibit A to NETSOL’s Definitive Proxy Statement filed June 27, 2003. *
3.5	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated March 14, 2005 filed as Exhibit 3.0 to NETSOL’s quarterly report filed on Form 10-QSB for the period ended March 31, 2005. *
3.6	Amendment to the Articles of Incorporation dated October 18, 2006 filed as Exhibit 3.5 to NETSOL’s Annual Report for the fiscal year ended June 30, 2007 on Form 10-KSB. *
3.7	Amendment to Articles of Incorporation dated May 12, 2008. *
3.8	Amendment to the Articles of Incorporation dated August 6, 2012, filed as Appendix A to NETSOL’s Definitive Proxy Statement filed June 14, 2012. *
3.9	Amended and Restated Bylaws of NetSol Technologies, Inc. dated February 9, 2018*.
4.1	Form of Common Stock Certificate. *
10.1	Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NETSOL’s Current Report filed on form 8-K on May 8, 2006. *
10.3	Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006 incorporated by reference as Exhibit 10.20 to NETSOL’s Annual Report on form 10-KSB dated September 18, 2006. *
10.4	Employment Agreement by and between the Company and Najeeb Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007. *
10.5	Employment Agreement by and between the Company and Naeem Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007. *
10.6	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2007. *
10.7	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2007. *
10.8	Company 2005 Stock Option Plan incorporated by reference as Exhibit 1.1 to NETSOL’s Definitive Proxy Statement filed on March 3, 2006. *
10.9	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *
10.10	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010. *
10.11	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010. *
10.12	Company’s 2011 Equity Incentive and Nonstatutory Plan incorporated by reference as Appendix A to NETSOL’s Proxy Statement filed on April 11, 2011. *
10.13	Company’s 2013 Equity Incentive Plan incorporated by reference as Appendix A to NETSOL’s Definitive Proxy Statement filed on May 29, 2013. *
10.14	Amendment to Employment Agreement between NetSol Technologies, Inc. and Najeeb Ghauri dated effective July 25, 2013. *
10.15	Amendment to Employment Agreement between NetSol Technologies, Inc. and Patti L.W. McGlasson dated effective July 25, 2013. *
10.16	Restated Charter of the Compensation Committee dated effective September 10, 2013. *
10.17	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013. *
10.18	Restated Charter of the Audit Committee dated effective September 10, 2013. *
10.19	Restated Code of Business Conduct & Ethics dated effective September 10, 2013. *
10.20	Company’s 2015 Equity Incentive Plan incorporated by reference as Appendix A to NETSOL’s Definitive Proxy Statement filed on April 15, 2015. *
21.1	A list of all subsidiaries of the Company (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO) (1)

*Previously Filed

(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 28, 2020	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 28, 2020	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 28, 2020	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 28, 2020	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date: September 28, 2020	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 28, 2020	BY:	/S/ MALEA FARSAI
Malea Farsai
Director

Date: September 28, 2020	BY:	/S/ HENRY TOLENTINO
Henry Tolentino
Director

Date: September 28, 2020	BY:	/S/ KAUSAR KAZMI
Kausar Kazmi
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NetSol Technologies, Inc. and subsidiaries

Calabasas, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2019, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity and cash flow for the period then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial positions of NetSol Technologies, Inc. and subsidiaries as of June 30, 2019 and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KSP Group, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2017.

Los Angeles, CA

September 23, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NetSol Technologies, Inc. and subsidiaries

Calabasas, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NetSol Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2020, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity and cash flow for the period then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial positions of NetSol Technologies, Inc. and subsidiaries as of June 30, 2020 and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2020.

Lakewood, CO

September 28, 2020

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of	As of
	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$20,166,830	$17,366,364
Accounts receivable, net of allowance of $435,611 and $192,786	10,131,752	12,332,714
Accounts receivable, net of allowance of $90,594 and $166,075 - related party	1,282,505	3,266,600
Revenues in excess of billings, net of allowance of $188,914 and $194,684	17,198,281	14,719,047
Revenues in excess of billings - related party	8,163	110,827
Other current assets	3,108,180	3,146,264
Total current assets	51,895,711	50,941,816
Revenues in excess of billings, net - long term	1,300,289	1,281,492
Convertible note receivable - related party	4,250,000	3,650,000
Property and equipment, net	11,329,631	12,096,855
Right of use of assets - operating leases	2,360,129	-
Long term investment	2,387,692	2,653,769
Other assets	41,992	23,569
Intangible assets, net	5,391,077	7,332,950
Goodwill	9,516,568	9,516,568
Total assets	$88,473,089	$87,497,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,680,837	$7,476,560
Current portion of loans and obligations under finance leases	9,139,561	6,905,597
Current portion of operating lease obligations	1,111,912	-
Unearned revenues	4,095,472	5,977,736
Common stock to be issued	88,324	88,324
Total current liabilities	20,116,106	20,448,217
Loans and obligations under finance leases; less current maturities	1,539,975	564,572
Operating lease obligations; less current maturities	1,339,965	-
Total liabilities	22,996,046	21,012,789
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,122,149 shares issued and 11,874,646 outstanding as of June 30, 2020 and 11,911,742 shares issued and 11,664,239 outstanding as of June 30, 2019	121,222	119,117
Additional paid-in-capital	128,677,754	127,737,999
Treasury stock (at cost, 247,503 shares as of June 30, 2020 and 2019)	(1,455,969)	(1,455,969)
Accumulated deficit	(34,269,817)	(35,206,898)
Other comprehensive loss	(34,085,047)	(33,125,006)
Total NetSol stockholders’ equity	58,988,143	58,069,243
Non-controlling interest	6,488,900	8,414,987
Total stockholders’ equity	65,477,043	66,484,230
Total liabilities and stockholders’ equity	$88,473,089	$87,497,019

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years
	Ended June 30,
	2020	2019
Net Revenues:
License fees	$4,564,560	$16,768,749
Maintenance fees	18,951,248	15,521,413
Services	32,555,690	34,892,290
Services - related party	300,821	636,731
Total net revenues	56,372,319	67,819,183

Cost of revenues:
Salaries and consultants	18,821,738	19,253,364
Travel	4,181,742	6,527,868
Depreciation and amortization	2,897,371	3,525,857
Other	3,508,098	3,625,478
Total cost of revenues	29,408,949	32,932,567

Gross profit	26,963,370	34,886,616

Operating expenses:
Selling and marketing	6,450,663	7,831,758
Depreciation and amortization	834,583	897,800
General and administrative	17,138,832	17,357,918
Research and development cost	1,468,954	1,971,228
Total operating expenses	25,893,032	28,058,704

Income (loss) from operations	1,070,338	6,827,912

Other income and (expenses)
Gain on sale of assets	23,103	81,455
Interest expense	(346,856)	(311,798)
Interest income	1,569,536	955,061
Gain on foreign currency exchange transactions	398,610	6,345,859
Share of net loss from equity investment	(605,864)	(841,845)
Other income	224,224	18,680
Total other income (expenses)	1,262,753	6,247,412

Net income before income taxes	2,333,091	13,075,324
Income tax provision	(1,141,068)	(1,057,784)
Net income	1,192,023	12,017,540
Non-controlling interest	(254,942)	(3,434,141)
Net income attributable to NetSol	$937,081	$8,583,399

Net income per share:
Net income per common share
Basic	$0.08	$0.74
Diluted	$0.08	$0.74

Weighted average number of shares outstanding
Basic	11,734,648	11,599,290
Diluted	11,784,414	11,621,990

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years
	Ended June 30,
	2020	2019
Net income	$937,081	$8,583,399
Other comprehensive income (loss):
Translation adjustment	(1,229,927)	(13,463,469)
Translation adjustment attributable to non-controlling interest	269,886	4,724,534
Net translation adjustment	(960,041)	(8,738,935)
Comprehensive income (loss) attributable to NetSol	$(22,960)	$(155,536)

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2020 and 2019

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2020 and 2019

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2019	11,911,742	$119,117	$127,737,999	$(1,455,969)	$(35,206,898)	$(33,125,006)	$8,414,987	$66,484,230
Exercise of subsidiary common stock options	-	-	(28,097)	-	-	-	39,718	11,621
Subsidiary common stock issued for:
-Services	-	-	-	-	-	-	158	158
Common stock issued for:
Services	210,407	2,105	988,345	-	-	-	-	990,450
Equity component shown as current liability at
June 30, 2019	-	-	-	-	-	-	-	88,324
June 30, 2020	-	-	-	-	-	-	-	(88,324)
Acquisition of non-controlling interest in subsidiary	-	-	(20,493)	-	-	-	(30,401)	(50,894)
Dividend to non-controlling interest	-	-	-	-	-	-	(1,920,618)	(1,920,618)
Foreign currency translation adjustment	-	-	-	-	-	(960,041)	(269,886)	(1,229,927)
Net income for the year	-	-	-	-	937,081	-	254,942	1,192,023
Balance at June 30, 2020	12,122,149	$121,222	$128,677,754	$(1,455,969)	$(34,269,817)	$(34,085,047)	$6,488,900	$65,477,043

The accompanying notes are an integral part of these consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years
	Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,192,023	$12,017,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,731,954	4,423,657
Provision for bad debts	184,944	474,516
Share of net loss from investment under equity method	605,864	841,845
Gain on sale of assets	(23,103)	(80,470)
Stock based compensation	808,616	1,131,013
Fair market value of stock options	-	43,612
Changes in operating assets and liabilities:
Accounts receivable	2,035,843	(1,836,962)
Accounts receivable - related party	1,957,864	(977,445)
Revenues in excess of billing	(3,252,704)	(10,764,428)
Revenues in excess of billing - related party	105,441	(122,810)
Other current assets	(132,175)	(861,128)
Accounts payable and accrued expenses	(1,399,828)	(47,819)
Unearned revenue	(1,842,313)	692,089
Net cash provided by operating activities	3,972,426	4,933,210

Cash flows from investing activities:
Purchases of property and equipment	(1,377,145)	(2,726,558)
Sales of property and equipment	106,180	1,170,878
Convertible note receivable - related party	(600,000)	(1,526,500)
Investment in associates	(94,500)	(250,000)
Purchase of subsidiary shares	(89,425)	(317,500)
Net cash used in investing activities	(2,054,890)	(3,649,680)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	85,000
Proceeds from exercise of subsidiary options	11,621	2,650
Purchase of treasury stock	-	(250,945)
Dividend paid by subsidiary to non-controlling interest	(1,920,618)	(566,465)
Proceeds from bank loans	4,221,203	1,227,158
Payments on finance lease obligations and loans - net	(611,913)	(480,231)
Net cash provided by financing activities	1,700,293	17,167
Effect of exchange rate changes	(817,363)	(6,023,186)
Net decrease in cash and cash equivalents	2,800,466	(4,722,489)
Cash and cash equivalents at beginning of the period	17,366,364	22,088,853
Cash and cash equivalents at end of period	$20,166,830	$17,366,364

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years
	Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$355,927	$293,969
Taxes	$1,027,950	$848,497

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$-	$268,276
Amount accrued for the purchase of VLS	$-	$609,600
Assets recognized under operating lease	$3,474,583	$-

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

OTOZ, Inc. (“OTOZ”)

OTOZ (Thailand) Limited (“OTOZ Thai”)

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

	For the Year ended
	June 30, 2019
	Originally reported	Reclassified

REVENUES
License fees	$16,768,749	$16,768,749
Maintenance fees	15,010,171	15,521,413
Services	34,185,992	34,892,290
Maintenance fees - related party	511,242	-
Services - related party	1,343,029	636,731
Total net revenues	$67,819,183	$67,819,183

Cost of revenues:
Other	$4,066,443	$3,625,478

Operating expenses:
General and administrative	$16,916,953	$17,357,918

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB500,000 ($70,721) in each bank. The Company maintains two bank accounts in China. As of June 30, 2020 and 2019, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $18,210,378 and $16,124,339, respectively. The Company has not experienced any losses in such accounts.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

Investments

The Company uses the equity investment without readily determinable fair value method to account for investments in businesses that are not publicly traded and for which the Company does not control or have the ability to exercise significant influence over operating and financial policies. In accordance with this method, these investments are recorded at lower of cost or fair value, as appropriate, and are classified as long-term.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2020 are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$1,300,289	$1,300,289
Total	$-	$-	$1,300,289	$1,300,289

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2019, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,281,492	$1,281,492
Total	$-	$-	$1,281,492	$1,281,492

The reconciliation for the years ended June 30, 2020 and 2019 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2018	$1,445,245	$(238,576)	$1,206,669
Effect of ASC 606 adoption	(1,445,245)	238,576	(1,206,669)
Additions	1,380,631	(99,139)	1,281,492
Balance at June 30, 2019	$1,380,631	$(99,139)	$1,281,492
Amortization during the period	-	55,344	55,344
Effect of Translation Adjustment	(39,056)	2,509	(36,547)
Balance at June 30, 2020	$1,341,575	$(41,286)	$1,300,289

The Company used the discounted cash flow method with an interest rate of 4.35% during the years ended June 30, 2020 and 2019.

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

Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $4,095,472 and $5,977,736 as of June 30, 2020 and 2019, respectively.

Cost of Revenues

Cost of revenues includes salaries and benefits for technical employees, consultant costs, amortization of capitalized computer software development costs, depreciation of computer and equipment, travel costs, and indirect costs such as rent and insurance.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2020 and 2019 were $285,964 and $282,354, respectively.

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

Foreign Currency Translation

The Company transacts business in various foreign currencies. The accounts of NetSol UK, NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, Omni and NetSol Innovation use Pakistan Rupees; NTPK Thailand, NetSol Thai and OTOZ Thai use Thai Baht; NetSol Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiaries, NTA and OTOZ, use the U.S. dollar as the functional currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are recorded to other comprehensive income.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

Adoption of the new standard resulted in the recording of a non-cash transitional adjustment to ROU assets and lease liabilities of approximately $3,011,814 and $3,091,236, respectively, as of July 1, 2019. The difference between the ROU assets and lease liabilities represented existing deferred rent expense and prepaid rent that were derecognized and adjusted ROU assets in the Consolidated Balance Sheets. The adoption of ASU 2016-02 did not materially impact the results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The adoption of this standard did not materially impact the results of operations or cash flows.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“ASU 2016-13”). This accounting standard update changes the accounting for recognizing impairments of financial assets. Under the update, credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

The Company’s disaggregated revenue by category is as follows:

	For the Years Ended June 30,
	2020	2019
Core:
License	$4,564,560	$16,768,749
Maintenance	18,951,248	15,521,413
Services	25,713,554	28,683,468
Services - related party	300,821	636,731
Total core revenue, net	49,530,183	61,610,361

Non-Core:
Services	6,842,136	6,208,822
Total non-core revenue, net	6,842,136	6,208,822

Total net revenue	$56,372,319	$67,819,183

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of June 30, 2020	As of June 30, 2019

Revenues in excess of billings	$18,506,733	$16,111,366

Deferred Revenue	$4,095,472	$5,977,736

During the year ended June 30, 2020, the Company recognized revenue of $5,977,736, which was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $62,919,547 as of June 30, 2020, of which the Company estimates to recognize approximately $13,818,077 in revenue over the next 12 months and the remainder over an estimated 6 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Costs to Obtain a Contract

The Company does not have a material amount of costs to obtain a contract capitalized at any balance sheet date. In general, the Company incurs few direct incremental costs of obtaining new customer contracts. The Company rarely incurs incremental costs to review or otherwise enter into contractual arrangements with customers. In addition, the Company’s sales personnel receive fees that are referred to as commissions, but that are based on more than simply signing up new customers. The Company’s sales personnel are required to perform additional duties beyond new customer contract inception dates, including fulfillment duties and collections efforts.

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

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2020
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$937,081	11,734,648	$0.08
Effect of dilutive securities
Share grants	-	49,766	-
Diluted income per share	$937,081	11,784,414	$0.08

	For the year ended June 30, 2019
	Net Income	Shares	Per Share

Basic income per share:
Net income available to common shareholders	$8,583,399	11,599,290	$0.74
Effect of dilutive securities
Stock options	-	4,418	-
Share grants	-	18,282	-
Diluted income per share	$8,583,399	11,621,990	$0.74

NOTE 5 – MAJOR CUSTOMERS

During the year ended June 30, 2020, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $14,869,030 and $8,904,809, respectively representing 26.4% and 15.8%, respectively of revenues. During the year ended June 30, 2019, revenues from DFS and BMW were $23,912,605 and $12,522,867 representing 35.3% and 18.5%, respectively of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at June 30, 2020, were $4,821,468 and $474,271, respectively. Accounts receivable at June 30, 2019, were $7,917,814 and $159,322, respectively. Revenues in excess of billings at June 30, 2020 were $5,709,226 and $6,977,375, respectively. Revenues in excess of billings at June 30, 2019, were $4,371,081 and $5,472,043, respectively. Included in this amount was $1,300,289 and $1,281,492 shown as long term at June 30, 2020 and 2019, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

Convertible Note Receivable - May 25, 2017

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “Convertible Note”) which was fully executed on May 25, 2017. The maximum principal amount of the Convertible Note is $750,000, and as of June 30, 2020, the Company had disbursed $750,000. The Convertible Note bears interest at 5% per annum and all unpaid interest and principal is due and payable upon the Company’s request on or after February 1, 2019. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

The Convertible Note is convertible upon the occurrence of the following events:

1.	Upon a qualified financing which is an equity financing of at least $2,000,000.
2.	Optionally, upon an equity financing less than $2,000,000.
3.	Optionally after the maturity date.
4.	Upon a change of control.

The Convertible Note is convertible into Series BB Preferred shares at the lesser of (i) the price paid per share for the equity security by the investors in the qualified financing and (ii) $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the Convertible Note.

Convertible Note Receivable – February 9, 2018

The Company’s subsidiary NetSol Thai entered into an agreement with WRLD3D, whereby NetSol Thai was issued a Convertible Promissory Note (the “Thai Convertible Note”) which was fully executed on February 9, 2018. The maximum principal amount of the Thai Convertible Note is $2,500,000, and as of June 30, 2020, NetSol Thai had disbursed $2,500,000. The Thai Convertible Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon request on or after March 31, 2020. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

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

If the Company converts the Thai Convertible Note either as an optional conversion after the maturity date or due to a change of control, then the conversion price is equal to $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the Thai Convertible Note.

Convertible Note Receivable – April 1, 2019

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “April 1, 2019 Note”) which was fully executed on April 1, 2019. The maximum principal amount is $600,000, and as of June 30, 2020, the Company had disbursed $600,000. The April 1, 2019 Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon request on or after March 31, 2020. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

If the Company converts the April 1, 2019 Note either as an optional conversion after the maturity date or due to a change of control, then the conversion price is equal to $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the April 1, 2019 Note.

Convertible Note Receivable – August 19, 2019

The Company entered into an agreement with WRLD3D, whereby the Company was issued a Convertible Promissory Note (the “August 19, 2019 Note”) which was fully executed on August 19, 2019. The maximum principal amount is $400,000, and as of June 30, 2020, the Company had disbursed $400,000. The August 19, 2019 Note bears interest at 10% per annum and all unpaid interest and principal is due and payable upon request on or after March 31, 2020. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof.

The August 19, 2019 Note is convertible upon the occurrence of the following events:

1.	Conversion upon a qualified financing which is an equity financing of at least $1,000,000.
2.	Optional conversion upon an equity financing less than $1,000,000.
3.	Optional conversion after the maturity date.
4.	Change of control.

If the Company converts the August 19, 2019 Note upon the occurrence of a financing, then the conversion price will be equal to the product of: (A) the price paid per share for the equity securities by the investors multiplied by (B) a calculated conversion rate which is determined based on the amount of the principal and interest outstanding and the Company’s ownership percentage.

If the Company converts the August 19, 2019 Note either as an optional conversion after the maturity date or due to a change of control, then the conversion price is equal to $0.6788 per share (adjusted for any stock dividends, combinations, splits, recapitalizations or the like with respect to WRLD3D’s Series BB Preferred Stock after the date of the August 19, 2019 Note.

The following table summarizes the convertible notes receivable from WRLD3D.

			Convertible
Agreement	Interest	Maturity	Note
Date	Rate	Date	Amount
May 25, 2017	5%	On Demand	$750,000
February 9, 2018	10%	On Demand	2,500,000
April 1, 2019	10%	On Demand	600,000
August 19, 2019	10%	On Demand	400,000
			$4,250,000

The Company has accrued interest of $701,062 and $328,748 at June 30, 2020 and 2019, respectively, which is included in “Other current assets”.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	June 30, 2020	June 30, 2019

Prepaid Expenses	$1,035,415	$991,528
Advance Income Tax	355,482	800,798
Employee Advances	44,415	33,778
Security Deposits	270,403	147,668
Other Receivables	1,239,221	733,826
Other Assets	163,244	438,666
Total	$3,108,180	$3,146,264

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	June 30, 2020	June 30, 2019

Revenues in excess of billings - long term	$1,341,575	$1,380,631
Present value discount	(41,286)	(99,139)
Net Balance	$1,300,289	$1,281,492

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the years ended June 30, 2020 and 2019, the Company accreted $55,344 and $Nil, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with an interest rate of 4.35% during the years ended June 30, 2020 and 2019.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	June 30, 2020	June 30, 2019

Office Furniture and Equipment	$3,143,833	$3,125,382
Computer Equipment	19,256,543	18,905,603
Assets Under Capital Leases	1,443,423	1,720,490
Building	5,848,813	6,021,939
Land	1,512,905	1,559,111
Capital Work In Progress	27,648	-
Autos	1,348,405	1,024,754
Improvements	36,929	111,165
Subtotal	32,618,499	32,468,444
Accumulated Depreciation	(21,288,868)	(20,371,589)
Property and Equipment, Net	$11,329,631	$12,096,855

For the years ended June 30, 2020 and 2019, depreciation expense totaled $1,903,640 and $2,285,225, respectively. Of these amounts, $1,069,057 and $1,387,425, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of June 30, 2020 and 2019:

	As of	As of
	June 30, 2020	June 30, 2019
Computers and Other Equipment	$328,621	$324,466
Furniture and Fixtures	51,119	65,084
Vehicles	1,063,683	1,330,940
Total	1,443,423	1,720,490
Less: Accumulated Depreciation - Net	(667,096)	(538,564)
	$776,327	$1,181,926

NOTE 10 - LEASES

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

Supplemental balance sheet information related to leases was as follows:

As of
June 30, 2020
Assets
Operating lease assets, net	$2,360,129

Liabilities
Current
Operating	$1,111,912
Non-current
Operating	1,339,965
Total Lease Liabilities	$2,451,877

The components of lease cost were as follows:

For the Year
Ended June 30, 2020

Amortization of finance lease assets	$253,071
Interest on finance lease obligation	81,907
Operating lease cost	1,258,102
Short term lease cost	282,806
Sub lease income	(33,426)
Total lease cost	$1,842,460

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Lease term and discount rate were as follows:

As of
June 30, 2020

Weighted average remaining lease term - Operating leases	2.45 Years

Weighted average discount rate - Operating leases	5.6%

Supplemental disclosures of cash flow information related to leases were as follows:

For the Year
Ended June 30, 2020

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$1,263,089

Maturities of operating lease liabilities were as follows as of June 30, 2020:

Amount
Within year 1	$1,215,699
Within year 2	855,582
Within year 3	474,181
Within year 4	75,500
Within year 5	786
Thereafter	3,142
Total Lease Payments	2,624,890
Less: Imputed interest	(173,013)
Present Value of lease liabilities	2,451,877
Less: Current portion	(1,111,912)
Non-Current portion	$1,339,965

As of June 30, 2020, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Within year 1	$1,575,573
Within year 2	917,556
Within year 3	530,632
Within year 4	105,665
Within year 5	35,154
Total	$3,164,580

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by July 2021. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the year ended June 30, 2020, the Company received $33,426 of lease income.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

NOTE 11 – LONG-TERM INVESTMENT

Drivemate

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company will purchase an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company will purchase 5,469 preferred shares for $1,800,000 consisting of $500,000 cash and $1,300,000 in services. The Company paid $250,000 on May 2, 2019 and received 760 shares for a 5.27% holding in Drivemate. The remaining $250,000 will be paid in $62,500 increments beginning 15 months from the date of the Drivemate Agreement signing with the final payment due 24 months from the date of the Drivemate Agreement signing. During the year ended June 30, 2020, the Company paid $94,500 leaving a balance of $155,500 to be paid. As of June 30, 2020, the Company owns 5.05% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company is to own 30% of Drivemate at the final payment date; therefore, the Company accounts for the investment using the equity method of accounting.

During the year ended June 30, 2020 and 2019, the Company performed $1,054,372 and $245,280 of services, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $16,714 and $3,235 for the years ended June 30, 2020 and 2019, respectively.

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions. As of June 30, 2020, the investment earned by NetSol PK was $2,777,778. As of June 30, 2020, NTI and NTPK own 1,636,876 and 4,092,189, respectively, of Series BB Preferred Stock.

In connection with the investment, the Company and NetSol PK received a warrant to purchase preferred stock of WRLD3D which included the following key terms and features:

●	The warrants are exercisable into shares of the “Next Round Preferred”, only if and when the Next Round Preferred is issued by WRLD3D in a “Qualified Financing”.
●	The warrants expired on March 2, 2020.
●	“Next Round Preferred” is defined as occurring if WRLD3D’s preferred stock (or securities convertible into preferred stock) are issued in a Qualified Financing that occurs after March 2, 2016.
●	“Qualified Financing” is defined as financing with total proceeds of at least $2 million.
●	The total number of common stock shares to be issued is equal to $1,250,000 divided by the per share price of the Next Round Preferred.
●	The exercise price of the warrants is equal to the greater of

a)	70% of the per share price of the Next Round Preferred sold in a Qualified Financing, or
b)	25,000,000 divided by the total number of shares of common stock outstanding immediately prior to the Qualified Financing (on a fully-diluted basis, excluding the number of common stock shares issuable upon the exercise of any given warrant).

The Company determined that it met the significant influence criteria since the CEO of WRLD3D is the son of the CEO, Najeeb Ghauri, and also an employee of the Company; therefore, the Company accounts for the investment using equity method of accounting.

During the years ended June 30, 2020 and 2019, NetSol PK provided services valued at $300,821 and $636,731, respectively, which is recorded as services-related party. Accounts receivable at June 30, 2020 and 2019 were $1,373,099 and $1,020,589, respectively. Revenue in excess of billing at June 30, 2020 and 2019 were $8,163 and $110,827, respectively. Under the equity method of accounting, the Company recorded its share of net loss of $589,150 and $838,610 for the years ended June 30, 2020 and 2019, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

The following table reflects the above investments at June 30, 2020.

	Drivemate	WRLD3D	Total
Gross investment	$344,500	$3,888,889	$4,233,389
Cumulative net loss on investment	(19,940)	(1,401,142)	(1,421,082)
Cumulative other comprehensive income (loss)	-	(424,615)	(424,615)
Net investment	$324,560	$2,063,132	$2,387,692

NOTE 12 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	June 30, 2020	June 30, 2019

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(16,045,322)	(15,343,727)
Accumulated Amortization	(25,808,598)	(24,568,320)
Net Balance	$5,391,077	$7,332,950

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $5,391,077 will be amortized over the next 3.25 years. Amortization expense for the years ended June 30, 2020 and 2019 was $1,828,314 and $2,138,432, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Year ended:
June 30, 2021	$1,730,911
June 30, 2022	1,730,911
June 30, 2023	1,730,911
June 30, 2024	198,344
$5,391,077

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

NOTE 13 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of June 30,	As of June 30,
	2020	2019
NetSol PK (Asia - Pacific)	$1,166,610	$1,166,610
NTE (Europe)	3,471,814	3,471,814
VLS (Europe)	214,044	214,044
NTA (North America)	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	June 30, 2020	June 30, 2019

Accounts Payable	$1,351,158	$1,156,498
Accrued Liabilities	3,349,624	5,055,358
Accrued Payroll & Taxes	537,888	793,503
Taxes Payable	303,996	326,386
Other Payable	138,171	144,815
Total	$5,680,837	$7,476,560

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

NOTE 15 – DEBTS

Notes payable and capital leases consisted of the following:

		As of June 30, 2020
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$81,728	$81,728	$-
Paycheck Protection Program Loans	(2)	469,721	182,669	287,052
Bank Overdraft Facility	(3)	-	-	-
Term Finance Facility	(4)	1,380,878	354,337	1,026,541
Loan Payable Bank - Export Refinance	(5)	2,975,482	2,975,482	-
Loan Payable Bank - Running Finance	(6)	-	-	-
Loan Payable Bank - Export Refinance II	(7)	2,261,365	2,261,365	-
Loan Payable Bank - Running Finance II	(8)	-	-	-
Loan Payable Bank - Export Refinance III	(9)	2,975,483	2,975,483	-
Term Finance Facility	(10)	65,473	16,423	49,050
		10,210,130	8,847,487	1,362,643
Subsidiary Finance Leases	(11)	469,406	292,074	177,332
		$10,679,536	$9,139,561	$1,539,975

		As of June 30, 2019
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$67,671	$67,671	$-
Paycheck Protection Program Loans	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Term Finance Facility	(4)	-	-	-
Loan Payable Bank - Export Refinance	(5)	3,066,355	3,066,355	-
Loan Payable Bank - Running Finance	(6)	325,034	325,034	-
Loan Payable Bank - Export Refinance II	(7)	2,330,431	2,330,431	-
Loan Payable Bank - Running Finance II	(8)	735,925	735,925	-
Loan Payable Bank - Export Refinance III	(9)	-	-	-
Term Finance Facility	(10)	82,969	15,838	67,131
		6,608,385	6,541,254	67,131
Subsidiary Finance Leases	(11)	861,784	364,343	497,441
		$7,470,169	$6,905,597	$564,572

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings range from 5.0% to 7.0% as of June 30, 2020 and 6.0% and 7.0% as of June 30, 2019.

(2) The Company and its subsidiary, NTA, received Paycheck Protection Program loans of $469,721 introduced by the U.S. Government during the COVID-19 Pandemic. This loan is forgivable if the Company meets the criteria set by the U.S. Government. The loans carry an interest rate of 1% and have a maturity date of two years from the date of the disbursement of the loan. As of June 30, 2020, the Company has not applied for the loan forgiveness.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(3) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $370,370. The annual interest rate was 5.1% as of June 30, 2020. Total outstanding balance as of June 30, 2020 and 2019 was £nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2020, NTE was in compliance with this covenant.

(4) The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during Pandemic COVID-19. This is a term loan payable in three years. The availed facility amount is Rs. 232,042,664 or $1,380,878, at June 30, 2020, of which $354,337 is show as current and the remaining $1,026,541 is shown as long term. The interest rate for the loan was 3% at June 30, 2020.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $2,975,482 and Rs. 500,000,000 or $3,066,355 at June 30, 2020 and 2019, respectively. The interest rate for the loan was 3% at June 30, 2020 and 2019.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $446,322 and Rs. 75,000,000 or $459,953, at June 30, 2020 and 2019, respectively. NetSol PK used Rs. 53,000,000 or $325,034, at June 30, 2019. The interest rate for the loan was 7.2% and 13.0% at June 30, 2020 and 2019, respectively.

These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2020, NetSol PK was in compliance with this covenant.

(7) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 380,000,000 or $2,261,366 and Rs. 380,000,000 or $2,330,431, at June 30, 2020 and 2019, respectively. The interest rate for the loan was 3% at June 30, 2020 and 2019.

(8) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 120,000,000 or $714,116 and Rs. 120,000,000 or $735,925, at June 30, 2020 and 2019, respectively. The interest rate for the loan was 7.7% and 14.3% at June 30, 2020 and 2019, respectively.

During the loan tenure, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of June 30, 2020, NetSol PK was in compliance with these covenants.

(9) The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. Total facility amount is Rs. 900,000,000 or $5,355,868 and NetSol PK used Rs. 500,000,000 or $2,975,482 at June 30, 2020. The interest rate for the loan was 3% at June 30, 2020.

(10) In March 2020, the Company’s subsidiary, VLS, entered into a loan agreement with Investec Bank PLC. The loan amount was £69,549, or $85,863, for a period of 5 years with monthly payments of £1,349, or $1,665. As of June 30, 2020, the subsidiary has used this facility up to $65,473, of which $49,050 was shown as long-term and $16,311 as current. The interest rate was 6.14% at June 30, 2020.

(11) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2024. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2020 and 2019.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2020:

Amount
Minimum Lease Payments
Within year 1	$326,556
Within year 2	152,975
Within year 3	19,852
Within year 4	13,235
Total Minimum Lease Payments	512,618
Interest Expense relating to future periods	(43,212)
Present Value of minimum lease payments	469,406
Less: Current portion	(292,074)
Non-Current portion	$177,332

Following is the aggregate future long term debt payments as of June 30, 2020:

Amount
Loan Payments
Within year 1	$553,429
Within year 2	988,874
Within year 3	360,745
Within year 4	13,024
Total Loan Payments	1,916,072
Less: Current portion	(553,429)
Non-Current portion	$1,362,643

NOTE 16 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2020	2019
US operations	$417,885	$(1,941,611)
Foreign operations	1,915,206	15,016,935
	$2,333,091	$13,075,324

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2020	2019
Current:
Federal	$-	$-
State and Local	2,275	-
Foreign	1,138,793	1,057,784

Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$1,141,068	$1,057,784

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

Reconciliation of effective income tax rate
	Years Ended June 30,
	2020		2019
Income tax (benefit) provision at statutory rate	$489,949	21.0%	$2,745,818	21.0%
State income (benefit) taxes, net of federal tax benefit	162,850	7.0%	912,658	7.0%
Foreign earnings taxed at different rates	602,918	25.8%	(3,143,954)	-24.0%
Change in valuation allowance for deferred tax assets	(120,739)	-5%	356,905	2.7%
Other	6,090	0.3%	186,357	1.4%
Provision for income taxes	$1,141,068	48.9%	$1,057,784	8.1%

Deferred income tax assets and liabilities as of June 30, 2020 and 2019 consist of tax effects of temporary differences related to the following:

Components of deferred tax asset
	Years Ended June 30,
	2020	2019
Net operating loss carry forwards	$7,318,282	$6,994,268
Other	115,253	257,337
Net deferred tax assets	7,433,535	7,251,605
Valuation allowance for deferred tax assets	(7,433,535)	(7,251,605)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance decreased by $181,930 for the year ended June 30, 2020.

At June 30, 2020, federal and state net operating loss carry forwards in the United States of America were $30,196,241 and $7,347,063, respectively. Federal net operating loss carry forwards begin to expire in 2028, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. Net operating losses related to foreign entities were $1,330,673 at June 30, 2020.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

As of June 30, 2020, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2017 through 2019. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $31,046,118 as of June 30, 2020. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

Income from the export of computer software and its related services developed in Pakistan is exempt from tax through June 30, 2025. The aggregate effect of the tax holiday for June 30, 2020 and 2019 is $47,477 and $2,771,078, respectively. The effect on basic and diluted earnings per share is $0.004, for June 30, 2020 and $0.19 and $0.18 for June 30, 2019.

NOTE 17 - STOCKHOLDERS’ EQUITY

During the years ended June 30, 2020 and 2019, the Company issued 55,044 and 41,482 shares of common stock, respectively, for services rendered by officers of the Company. These shares were valued at the fair market value of $312,090 and $252,655, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2020 and 2019, the Company issued 73,667 and 35,723 shares of common stock respectively, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $261,622 and $201,246, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2020 and 2019, the Company issued 81,696 and 112,992 shares of common stock, respectively, to employees pursuant to the terms of their employment agreements. These shares were valued at the fair market value of $416,738 and $686,109, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2019, the Company received $85,000 pursuant to a stock option agreement for the exercise of 13,076 shares of common stock at $6.50 per share.

During the years ended June 30, 2019, the Company purchased 41,650 shares of its common stock from the open market at an average price of $6.03 per share pursuant to the Company’s stock buy-back plan.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

Under the Plans, a participant may also be awarded a “performance award,” which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Board of Directors. The Board of Directors may also make “deferred share” awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a “stock appreciation right” under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Board of Directors (but in no event less than the fair market value of the stock on the date of grant). Finally, the Board of Directors may make “restricted stock” awards under the Plans, which are subject to such terms and conditions as the Board of Directors determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2020, the remaining shares to be granted are 40,386 under 2005 Plan, 98,196 under the 2013 Plan and 306,422 under the 2015 Plan.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Options and Warrants

A summary of option and warrant activity for the years ended June 30, 2020 and 2019 is presented below:

OPTIONS:
	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2018	53,462	$6.50	0.61	$-
Granted	-	-
Exercised	(13,076)	$6.50
Expired / Cancelled	-	-
Outstanding and exercisable, June 30, 2019	40,386	$6.50	0.61	$-
Granted	-	-
Exercised	-	-
Expired / Cancelled	(40,386)	$6.50
Outstanding and exercisable, June 30, 2020	-	-	-	$-

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2018	155,648	$6.07
Granted	122,277	$5.71
Vested	(191,450)	$5.99
Forfeited / Cancelled	(4,960)	$6.05
Unvested, June 30, 2019	81,515	$5.88
Granted	200,273	$4.61
Vested	(210,408)	$4.71
Forfeited / Cancelled	(4,959)	$6.05
Unvested, June 30, 2020	66,421	$5.75

For the years ended June 30, 2020 and 2019, the Company recorded compensation expense of $808,458 and $1,131,013, respectively. The compensation expense related to the unvested stock grants as of June 30, 2020 was $373,129 which will be recognized during the fiscal years 2021 through 2022.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

On or about July 13, 2020, the Company was named as a defendant in a civil lawsuit based on an alleged breach of contract claim filed by Royal News Corp. d/b/a Royal Media Group (“RMG”). The lawsuit is captioned Royal News Corp. d/b/a Royal Media Group v. Netsol Techs., Inc., U.S. District Court Case No. 1:20-cv-05381-PAE (S.D.N.Y.) (the “Lawsuit”). On or about August 24, 2020, the Company and RMG reached an agreement to fully resolve the case and are in the process of documenting the agreement, which includes a release of each other from all obligations, contractual or otherwise, claims, disputes or other matters, in exchange for (i) a payment by the Company to RMG in the amount of $100,000; and (ii) RMG dismissing the Lawsuit, with prejudice, pursuant to Rule 41(a) of the Federal Rules of Civil Procedure. On September 22, 2020, a notice of dismissal with prejudice was filed with the United States District Court Southern District of New York.

NOTE 20 – RETIREMENT PLANS

The Company and its subsidiaries have varying defined contribution plans based on country specific laws. Employer contributions vary by subsidiary from 0% up to 8% taking the form in some jurisdictions of employee matching contributions and in others direct employer contributions mandated by local law. During the years ended June 30, 2020 and 2019, the Company contributed $1,135,233 and $1,072,106, respectively, to these plans.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

The following table presents a summary of identifiable assets as of June 30, 2020 and 2019:

	As of	As of
	June 30, 2020	June 30, 2019
Identifiable assets:
Corporate headquarters	$4,508,724	$2,947,727
North America	5,949,653	5,730,928
Europe	10,856,814	8,399,033
Asia - Pacific	67,157,898	70,419,331
Consolidated	$88,473,089	$87,497,019

The following table presents a summary of investments under the equity method as of June 30, 2020 and 2019:

	As of	As of
	June 30, 2020	June 30, 2019
Investment in associates under equity method:
Corporate headquarters	$473,692	$686,504
Asia - Pacific	1,914,000	1,967,265
Consolidated	$2,387,692	$2,653,769

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

The following table presents a summary of operating information for the years ended June 30:

	For the Years
	Ended June 30,
	2020	2019
Revenues from unaffiliated customers:
North America	$4,444,862	$3,947,407
Europe	11,914,071	9,148,165
Asia - Pacific	39,712,565	54,019,594
	56,071,498	67,115,166
Revenue from affiliated customers
Asia - Pacific	300,821	704,017
	300,821	704,017
Consolidated	$56,372,319	$67,819,183

Intercompany revenue
Europe	$585,250	$574,517
Asia - Pacific	7,045,640	7,511,236
Eliminated	$7,630,890	$8,085,753

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(408,016)	$(2,296,409)
North America	(241,444)	(756,510)
Europe	1,766,434	1,473,274
Asia - Pacific	75,049	13,597,185
Consolidated	$1,192,023	$12,017,540

Depreciation and amortization:
North America	$11,828	$26,275
Europe	353,862	329,671
Asia - Pacific	3,366,264	4,067,711
Consolidated	$3,731,954	$4,423,657

Interest expense:
Corporate headquarters	$33,710	$14,074
Europe	9,905	6,876
Asia - Pacific	303,241	290,848
Consolidated	$346,856	$311,798

Income tax expense:
Corporate headquarters	$1,075	$1,837
North America	1,200	-
Europe	326,524	320,263
Asia - Pacific	812,269	735,684
Consolidated	$1,141,068	$1,057,784

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

The following table presents a summary of capital expenditures for the years ended June 30:

	For the Years
	Ended June 30,
	2020	2019
Capital expenditures:
North America	$3,904	$1,384
Europe	763,308	502,823
Asia - Pacific	609,933	2,222,351
Consolidated	$1,377,145	$2,726,558

Geographic Information

Disclosed in the table below is the geographic information of total revenues by country for the years ended June 30, 2020 and 2019.

	June 30, 2020		June 30, 2019
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$20,065,572	$843,694	$31,622,024	$58,058
Thailand	3,807,648	900,514	3,304,119	771,992
USA	3,457,676	5,689,067	2,911,195	5,385,230
UK	12,275,903	5,528,801	9,852,180	4,549,676
Pakistan & India	2,008,907	19,103,687	2,006,934	22,125,464
Australia & New Zealand	3,149,715	261,615	5,684,487	14,783
Mexico	987,190	-	1,036,213	-
Indonesia	5,611,454	-	3,909,304	-
South Africa	496,480	-	2,135,027	-
Other Countries	4,511,774	-	5,357,700	-
Total	$56,372,319	$32,327,378	$67,819,183	$32,905,203

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Disclosed in the table below is the reconciliation of revenue by each entity and country disclosed above for the years ended June 30, 2020 and 2019.

	Revenues 2020
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$4,444,863	$-	$-	$3,457,673	$-	$-	$-	$987,190	$-	$-	$-
Europe:	11,914,070	-	-	-	11,914,070	-	-	-	-	-	-
Asia-Pacific:	40,013,386	20,065,572	3,807,648	-	361,833	2,008,910	3,149,715	-	5,611,454	496,480	4,511,774

Total	$56,372,319	$20,065,572	$3,807,648	$3,457,673	$12,275,903	$2,008,910	$3,149,715	$987,190	$5,611,454	$496,480	$4,511,774

	Revenues 2019
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$3,947,408	$-	$-	$2,911,195	$-	$-	$-	$1,036,213	$-	$-	$-
Europe:	9,148,164	-	-	-	9,148,164	-	-	-	-	-	-
Asia-Pacific:	54,723,611	31,622,024	3,304,119	-	704,016	2,006,934	5,684,487	-	3,909,304	2,135,027	5,357,700

Total	$67,819,183	$31,622,024	$3,304,119	$2,911,195	$9,852,180	$2,006,934	$5,684,487	$1,036,213	$3,909,304	$2,135,027	$5,357,700

NOTE 22 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2020

NetSol PK	33.88%	$6,361,747
NetSol-Innovation	33.88%	128,514
NetSol Thai	0.006%	(39)
OTOZ Thai	0.006%	4
OTOZ	5.00%	(1,326)
Total		$6,488,900

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2019

NetSol PK	33.80%	$6,993,491
NetSol-Innovation	49.90%	1,421,528
NetSol Thai	0.006%	(32)
Total		$8,414,987

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

NetSol PK

During the years ended June 30, 2020 and 2019, employees of NetSol PK exercised 114,000 and 20,000 options of common stock and NetSol PK received cash of $11,261 and $2,650, respectively. Due to the exercise of options, the non-controlling interest increased from 33.80% at June 30, 2019 to 33.88% at June 30, 2020.

During the years ended June 30, 2020 and 2019, NetSol PK paid a cash dividend of $1,610,909 and $1,675,936, respectively.

NetSol Innovation

During the year ended June, 30, 2020, the Company’s subsidiary NetSol PK purchased NetSol Innovation, from 1insurer for $89,425. Due to this purchase, the non-controlling interest decreased from 49.90% at June 30, 2019 to 33.88% at June 30, 2020.

During the year ended June 30, 2020, NetSol Innovation paid a cash dividend of $2,778,453.

NOTE 23 – SUBSEQUENT EVENTS

Effective July 30, the Company’s, Board of Directors authorized the repurchase of up to two million dollars’ worth of the Company’s issued and outstanding common shares. The repurchase plan is authorized commencing July 30, 2020, and ending December 24, 2020, subject to an additional six-month extension at the discretion of management. Although no shares were repurchased during fiscal year 2020, the Company purchased 147,052 shares at an average price of $3.16 per share subsequent to the fiscal year ended June 30, 2020.

