Form 10-Q
period 2020-09-30
NETSOL TECHNOLOGIES INC
filed 2020-11-16
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]    No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]    No [X]

The issuer had 12,137,045 shares issued and 11,640,467 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of November 6, 2020.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$24,885,365	$20,166,830
Accounts receivable, net of allowance of $279,903 and $435,611	6,732,575	10,131,752
Accounts receivable - related party, net of allowance of $1,373,099 and $90,594	-	1,282,505
Revenues in excess of billings, net of allowance of $91,250 and $188,914	18,430,766	17,198,281
Revenues in excess of billings - related party, net of allowance of $8,163 and $0	-	8,163
Other current assets, net of allowance of $1,243,633 and $0	2,616,769	3,108,180
Total current assets	52,665,475	51,895,711
Revenues in excess of billings, net - long term	-	1,300,289
Convertible note receivable - related party, net of allowance of $4,250,000 and $0	-	4,250,000
Property and equipment, net	11,256,306	11,329,631
Right of use of assets - operating leases	2,133,902	2,360,129
Long term investment	2,417,291	2,387,692
Other assets	41,175	41,992
Intangible assets, net	5,032,630	5,391,077
Goodwill	9,516,568	9,516,568
Total assets	$83,063,347	$88,473,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,005,999	$5,680,837
Current portion of loans and obligations under finance leases	9,677,277	9,139,561
Current portion of operating lease obligations	1,165,957	1,111,912
Unearned revenues	2,775,600	4,095,472
Common stock to be issued	88,324	88,324
Total current liabilities	19,713,157	20,116,106
Loans and obligations under finance leases; less current maturities	1,705,699	1,539,975
Operating lease obligations; less current maturities	1,110,832	1,339,965
Total liabilities	22,529,688	22,996,046
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,137,045 shares issued and 11,742,490 outstanding as of September 30, 2020 and 12,122,149 shares issued and 11,874,646 outstanding as of June 30, 2020	121,371	121,222
Additional paid-in-capital	128,764,618	128,677,754
Treasury stock (at cost, 394,555 shares and 247,503 shares as of September 30, 2020 and June 30, 2020, respectively)	(1,920,645)	(1,455,969)
Accumulated deficit	(39,861,985)	(34,269,817)
Other comprehensive loss	(33,210,231)	(34,085,047)
Total NetSol stockholders’ equity	53,893,128	58,988,143
Non-controlling interest	6,640,531	6,488,900
Total stockholders’ equity	60,533,659	65,477,043
Total liabilities and stockholders’ equity	$83,063,347	$88,473,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended September 30,
	2020	2019
Net Revenues:
License fees	$3,475	$2,464,216
Subscription and support	5,171,863	4,606,376
Services	7,472,040	6,418,891
Services - related party	-	82,933
Total net revenues	12,647,378	13,572,416

Cost of revenues:
Salaries and consultants	4,526,649	4,454,964
Travel	103,752	1,342,635
Depreciation and amortization	707,249	719,665
Other	928,153	944,524
Total cost of revenues	6,265,803	7,461,788

Gross profit	6,381,575	6,110,628

Operating expenses:
Selling and marketing	1,609,604	1,743,868
Depreciation and amortization	221,790	202,387
General and administrative	3,427,636	3,918,613
Research and development cost	85,989	672,970
Total operating expenses	5,345,019	6,537,838

Income (loss) from operations	1,036,556	(427,210)

Other income and (expenses)
Loss on sale of assets	(21,742)	(289)
Interest expense	(103,327)	(63,663)
Interest income	200,821	399,229
Gain (loss) on foreign currency exchange transactions	296,041	(1,760,190)
Share of net loss from equity investment	(107,850)	(189,224)
Other income	87,272	18,326
Total other income (expenses)	351,215	(1,595,811)

Net income (loss) before income taxes	1,387,771	(2,023,021)
Income tax provision	(264,294)	(238,238)
Net income (loss)	1,123,477	(2,261,259)
Non-controlling interest	(405,923)	433,312
Net income (loss) attributable to NetSol	$717,554	$(1,827,947)

Net income per share:
Net income per common share
Basic	$0.06	$(0.16)
Diluted	$0.06	$(0.16)

Weighted average number of shares outstanding
Basic	11,787,233	11,664,239
Diluted	11,787,233	11,664,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months
	Ended September 30,
	2020	2019
Net income (loss)	$717,554	$(1,827,947)
Other comprehensive income (loss):
Translation adjustment	1,094,724	1,487,701
Translation adjustment attributable to non-controlling interest	(219,908)	(584,356)
Net translation adjustment	874,816	903,345
Comprehensive income (loss) attributable to NetSol	$1,592,370	$(924,602)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2020 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2020	12,122,149	$121,222	$128,677,754	$(1,455,969)	$(34,269,817)	$(34,085,047)	$6,488,900	$65,477,043
Cumulative effect adjustment (1)	-	-	-	-	(6,309,722)		(474,578)	(6,784,300)
Subsidiary common stock issued for:
-Services	-	-	-	-	-	-	378	378
Common stock issued for:
Services	14,896	149	86,864	-	-	-	-	87,013
Purchase of treasury shares	-	-	-	(464,676)	-	-	-	(464,676)
Foreign currency translation adjustment	-	-	-	-	-	874,816	219,908	1,094,724
Net income for the period	-	-	-	-	717,554	-	405,923	1,123,477
Balance at September 30, 2020	12,137,045	$121,371	$128,764,618	$(1,920,645)	$(39,861,985)	$(33,210,231)	$6,640,531	$60,533,659

(1)	Cumulative effect adjustment relates to the adoption of Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Refer to Note 2 – Accounting Policies for more information.

A statement of the changes in equity for the three months ended September 30, 2019 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2019	11,911,742	$119,117	$127,737,999	$(1,455,969)	$(35,206,898)	$(33,125,006)	$8,414,987	$66,484,230
Exercise of subsidiary common stock options	-	-	(28,097)	-	-	-	39,718	11,621
Common stock issued for:
Services	60,367	604	342,177	-	-	-	-	342,781
Foreign currency translation adjustment	-	-	-	-	-	903,345	584,356	1,487,701
Net loss for the period	-	-	-	-	(1,827,947)	-	(433,312)	(2,261,259)
Balance at September 30, 2019	11,972,109	$119,721	$128,052,079	$(1,455,969)	$(37,034,845)	$(32,221,661)	$8,605,749	$66,065,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,123,477	$(2,261,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	929,039	922,052
Provision for bad debts	(258,160)	(38,621)
Share of net loss from investment under equity method	107,850	189,224
Loss on sale of assets	21,742	289
Stock based compensation	90,995	164,293
Changes in operating assets and liabilities:
Accounts receivable	3,823,299	4,836,183
Accounts receivable - related party	-	46,016
Revenues in excess of billing	394,995	(1,870,517)
Revenues in excess of billing - related party	-	66,330
Other current assets	(393,253)	(278,677)
Accounts payable and accrued expenses	255,239	122,012
Unearned revenue	(1,383,619)	(1,631,245)
Net cash provided by operating activities	4,711,604	266,080

Cash flows from investing activities:
Purchases of property and equipment	(489,289)	(321,125)
Sales of property and equipment	32,673	958
Convertible note receivable - related party	-	(435,000)
Investment in associates	(60,500)	-
Net cash used in investing activities	(517,116)	(755,167)

Cash flows from financing activities:
Proceeds from exercise of subsidiary options	-	11,621
Purchase of treasury stock	(464,676)	-
Proceeds from bank loans	697,295	-
Payments on finance lease obligations and loans - net	(143,506)	(147,376)
Net cash provided by (used in) financing activities	89,113	(135,755)
Effect of exchange rate changes	434,934	879,857
Net increase in cash and cash equivalents	4,718,535	255,015
Cash and cash equivalents at beginning of the period	20,166,830	17,366,364
Cash and cash equivalents at end of period	$24,885,365	$17,621,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED) (UNAUDITED)

	For the Three Months
	Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$142,430	$105,368
Taxes	$141,521	$151,375

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets recognized under operating lease	$-	$3,011,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2020. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Majority-owned Subsidiaries

NetSol Technologies, Ltd. (“NetSol PK”)

NetSol Innovation (Private) Limited (“NetSol Innovation”)

NetSol Technologies Thailand Limited (“NetSol Thai”)

OTOZ, Inc. (“OTOZ”)

OTOZ (Thailand) Limited (“OTOZ Thai”)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

	For the Three Months Ended
	September 30, 2019
	Originally reported	Reclassified

REVENUES
License fees	$2,679,145	$2,464,216
Subscription and support	4,391,447	4,606,376
Services	6,418,891	6,418,891
Services - related party	82,933	82,933

Total net revenues	$13,572,416	$13,572,416

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($73,529) in each bank and in UK for GBP 85,000 ($108,974) in each bank. The Company maintains two bank accounts in China and six bank accounts in the UK. As of September 30, 2020, and June 30, 2020, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $22,070,760 and $18,210,378, respectively. The Company has not experienced any losses in such accounts.

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

September 30, 2020

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2020, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,300,289	$1,300,289
Total	$-	$-	$1,300,289	$1,300,289

The reconciliation from June 30, 2020 to September 30, 2020 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2019	$1,380,631	$(99,139)	$1,281,492
Amortization during the period	-	55,344	55,344
Effect of Translation Adjustment	(39,056)	2,509	(36,547)
Balance at June 30, 2020	$1,341,575	$(41,286)	$1,300,289
Transfers to short term	(1,341,575)	41,286	(1,300,289)
Balance at September 30, 2020	$-	$-	$-

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Recent Accounting Standards Adopted by the Company:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company adopted this standard on July 1, 2020 and the adoption did not have a material effect on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, contract assets and held-to-maturity debt securities, which requires the Company to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands disclosure requirements.

The Company adopted the standard on July 1, 2020 using the modified retrospective approach. The adoption of ASU 2016-13 resulted in changes to the Company’s accounting policies for trade and other receivables, contract assets and convertible notes receivable. Based on the results of the Company’s evaluation, the adoption of ASU 2016-13 resulted in a one-time cumulative-effect adjustment through retained earnings of $6,784,300 to increase its allowance for credit losses related to the convertible notes receivable, interest receivable, accounts receivable, revenues in excess of billings, and other receivables.

The following table presents the impact of adopting ASC Topic 326 as of July 1, 2020:

Adjustment
to Adopt
Asset Classification	ASC Topic 326
Allowance for credit losses - accounts receivable	$109,486
Allowance for credit losses - accounts receivable - related party	1,282,505
Allowance for credit losses - revenue in excess of billings - related party	8,163
Allowance for credit losses - convertible notes receivable - related party	4,250,000
Allowance for credit losses - other current assets	1,134,146
$6,784,300

Accounts receivable includes trade accounts receivables from the Company’s customers, net of an allowance for credit risk. Accounts receivable are recorded at the invoiced amount and do not bear interest. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Revenue in excess of billings, relates to services performed which were not billed, net of an allowance for credit risk. As customers are billed under the terms of the contract, the corresponding amount is transferred to accounts receivable. In establishing the required allowance, management regularly reviews the composition of and analyzes customer credit worthiness, customer concentrations, current economic trends, changes in customer payment patterns, the project status and assesses individual unbilled contract assets over a specific aging and amount. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The convertible notes receivable represents loans provided to WRLD3D. The allowance for credit risk for the convertible notes is established based on various quantitative and qualitative factors including customer credit worthiness, current economic trends and changes in payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

Core Revenue

The Company generates its core revenue from the following sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) subscription and support, which includes subscription revenue and post contract customer support, of its enterprise software solutions for the lease and finance industry. The Company offers its software using the same underlying technology via two models: a traditional on-premises licensing model and a subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Software Licenses

Transfer of control for software is considered to have occurred upon delivery of the product to the customer. The Company’s typical payment terms tend to vary by region, but its standard payment terms are within 30 days of invoice.

Subscription and Support

Subscription

Revenue from subscriptions is recognized ratably over the initial subscription period committed to by the customer commencing when the product is made available to the customer. The initial subscription period is typically 12 to 60 months. The Company generally invoices its customers in advance in quarterly or annual installments and typical payment terms provide that customers make payment within 30 days of invoice.

Support

Revenue from support services and product updates, referred to as post contract customer support revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. The Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Three Months
	Ended September 30,
	2020	2019
Core:
License	$3,475	$2,679,145
Subscription and support	5,171,863	4,391,447
Services	5,872,938	4,626,269
Services - related party	-	82,933
Total core revenue, net	11,048,276	11,779,794

Non-Core:
Services	1,599,102	1,792,622
Total non-core revenue, net	1,599,102	1,792,622

Total net revenue	$12,647,378	$13,572,416

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

The stand-alone selling price of the licenses was measured primarily through an analysis of pricing that management evaluated when quoting prices to customers. Although the Company has no history of selling its software separately from post contract customer support and other services, the Company does have historical experience with amending contracts with customers to provide additional modules of its software or providing those modules at an optional price. This information guides the Company in assessing the stand-alone selling price of the Company’s software, since the Company can observe instances where a customer had a particular component of the Company’s software that was essentially priced separate from other goods and services that the Company delivered to that customer.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Revenue is recognized over time for the Company’s subscription, post contract customer support and fixed fee professional services that are separate performance obligations. For the Company’s professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization, specification variances and testing requirement changes.

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

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of	As of
	September 30, 2020	June 30, 2020

Revenues in excess of billings	$18,430,766	$18,506,733

Deferred Revenue	$2,775,600	$4,095,472

During the three months ended September 30, 2020, the Company recognized revenue of $3,027,636 that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $55,260,261 as of September 30, 2020, of which the Company estimates to recognize approximately $11,819,660 in revenue over the next 12 months and the remainder over an estimated 5 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

September 30, 2020

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended September 30, 2020
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$717,554	11,787,233	$0.06
Effect of dilutive securities
Share grants	-	-	-
Diluted income per share	$717,554	11,787,233	$0.06

	For the three months ended September 30, 2019
	Net Loss	Shares	Per Share

Basic loss per share:
Net loss available to common shareholders	$(1,827,947)	11,664,239	$(0.16)
Effect of dilutive securities
Share grants	-	-	-
Diluted loss per share	$(1,827,947)	11,664,239	$(0.16)

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months
	Ended September 30,
	2020	2019

Stock Options	-	40,386
Share Grants	51,525	138,052
	51,525	178,438

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $33,210,231 and $34,085,047 as of September 30, 2020 and June 30, 2020, respectively. During the three months ended September 30, 2020 and 2019, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $874,816 and $903,345, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 6 – MAJOR CUSTOMERS

During the three months ended September 30, 2020, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $2,598,652 and $2,485,229, respectively representing 20.6% and 19.7%, respectively of revenues. During the three months ended September 30, 2019 revenues from these two customers were $5,041,367 and $951,369 representing 37.1% and 7.0% of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at September 30, 2020, were $1,994,215 and $190,217, respectively. Accounts receivable at June 30, 2020, were $4,821,468 and $474,271, respectively. Revenues in excess of billings at September 30, 2020 were $5,287,222 and $6,873,337 for DFS and BMW, respectively. Revenues in excess of billings at June 30, 2020, were $5,709,226 and $6,977,375 for DFS and BMW, respectively. Included in this amount was $Nil and $1,300,289 shown as long term at September 30, 2020 and June 30, 2020, respectively.

NOTE 7 – CONVERTIBLE NOTES RECEIVABLE – RELATED PARTY

The Company has entered into multiple convertible note receivable agreements with WRLD3D. The convertible notes bear interest ranging from 5% to 10% with various maturity dates. The convertible notes have conversion features which allow the Company to convert the notes into shares of WRLD3D stock upon the occurrence of certain events. The Company has a security interest in all of WRLD3D’s personal property, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts and the proceeds thereof.

The following table summarizes the convertible notes receivable from WRLD3D.

			Convertible
Agreement	Interest	Maturity	Note	Accrued
Date	Rate	Date	Amount	Interest
May 25, 2017	5%	March 2, 2018	$750,000	$110,202
February 9, 2018	10%	March 31, 2019	2,500,000	500,773
April 1, 2019	10%	March 31, 2020	600,000	57,648
August 19, 2019	10%	March 31, 2020	400,000	32,439
			4,250,000	701,062
Less allowance for doubtful account			(4,250,000)	(701,062)
Net Balance			$-	$-

The Company has accrued interest of $701,062 at September 30, 2020 and June 30, 2020, respectively, which is included in “Other current assets”. As of July 1, 2020, the Company is not accruing interest.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	September 30, 2020	June 30, 2020

Prepaid Expenses	$1,132,187	$1,035,415
Advance Income Tax	378,484	355,482
Employee Advances	259,119	44,415
Security Deposits	280,903	270,403
Other Receivables	113,265	1,239,221
Other Assets	452,811	163,244
Total	$2,616,769	$3,108,180

NOTE 9 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	September 30, 2020	June 30, 2020

Revenues in excess of billings - long term	$-	$1,341,575
Present value discount	-	(41,286)
Net Balance	$-	$1,300,289

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three months ended September 30, 2020 and 2019, the Company accreted $14,060 and $13,860, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with an interest rate of 4.35%. During the quarter, the long-term amount was reclassified as short term upon meeting the billing criteria.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	September 30, 2020	June 30, 2020

Office Furniture and Equipment	$3,215,079	$3,143,833
Computer Equipment	19,813,029	19,256,543
Assets Under Capital Leases	1,464,654	1,443,423
Building	5,929,559	5,848,813
Land	1,534,455	1,512,905
Capital Work In Progress	28,042	27,648
Autos	1,234,049	1,348,405
Improvements	36,053	36,929
Subtotal	33,254,920	32,618,499
Accumulated Depreciation	(21,998,614)	(21,288,868)
Property and Equipment, Net	$11,256,306	$11,329,631

For the three months ended September 30, 2020 and 2019, depreciation expense totaled $496,267 and $465,451, respectively. Of these amounts, $274,477 and $263,064, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of September 30, 2020 and June 30, 2020:

	As of	As of
	September 30, 2020	June 30, 2020
Computers and Other Equipment	$340,351	$328,621
Furniture and Fixtures	53,086	51,119
Vehicles	1,071,217	1,063,683
Total	1,464,654	1,443,423
Less:Accumulated Depreciation - Net	(727,380)	(667,096)
	$737,274	$776,327

Finance lease term and discount rate were as follows:

As of
September 30, 2020

Weighted average remaining lease term - Finance leases	1.22 Years

Weighted average discount rate - Finance leases	7.7%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 11 - LEASES

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2020	June 30, 2020
Assets
Operating lease assets, net	$2,133,902	$2,360,129

Liabilities
Current
Operating	$1,165,957	$1,111,912
Non-current
Operating	1,110,832	1,339,965
Total Lease Liabilities	$2,276,789	$2,451,877

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

The components of lease cost were as follows:

	For the Three Months
	Ended September 30,
	2020	2019

Amortization of finance lease assets	$45,253	$26,330
Interest on finance lease obligation	11,692	22,918
Operating lease cost	320,086	263,577
Short term lease cost	16,578	74,110
Sub lease income	(8,624)	(8,199)
Total lease cost	$384,985	$378,736

Lease term and discount rate were as follows:

As of
September 30, 2020

Weighted average remaining lease term - Operating leases	2.26 Years

Weighted average discount rate - Operating leases	5.6%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Three Months Ended
	September 30, 2020	September 30, 2019

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$269,783	$232,268

Maturities of operating lease liabilities were as follows as of September 30, 2020:

Amount
Within year 1	$1,256,971
Within year 2	801,053
Within year 3	300,565
Within year 4	58,591
Within year 5	797
Thereafter	2,988
Total Lease Payments	2,420,965
Less: Imputed interest	(144,176)
Present Value of lease liabilities	2,276,789
Less: Current portion	(1,165,957)
Non-Current portion	$1,110,832

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by July 2021. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three months ended September 30, 2020 and 2019, the Company received lease income of $8,624 and $8,199, respectively.

NOTE 12 – LONG TERM INVESTMENT

Drivemate

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company will purchase an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company will purchase 5,469 preferred shares for $1,800,000 consisting of $500,000 cash and $1,300,000 in services. The Company has paid $405,000 and has received 1,267 shares. The remaining $95,000 will be paid in increments based on the contract with the final payment due 24 months from the date of the Drivemate Agreement signing. As of September 30, 2020, the Company owns 6.23% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company is to own 30% of Drivemate at the final payment date; therefore, the Company accounts for the investment using the equity method of accounting.

During the three months ended September 30, 2020 and 2019, the Company performed $Nil and $204,615 of services, respectively.

Under the equity method of accounting, the Company recorded its share of net income of $595 and share of net loss of $5,392 for the three months ended September 30, 2020 and 2019, respectively.

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

NetSol PK has not provided services to WRLD3D for the three months ended September 30, 2020, and has provided services of $82,933 for the three months ended September 30, 2019, which is recorded as services-related party. Accounts receivable and revenue in excess of billing were $1,373,099 and $8,163 at June 30, 2020, respectively. Upon adoption of ASC 326, an allowance was established for the full amounts of these accounts. The net balances of accounts receivable and revenues in excess of billing were $Nil at September 30, 2020.

Under the equity method of accounting, the Company recorded its share of net loss of $108,445 and $183,832 for the three months ended September 30, 2020 and 2019, respectively.

The following table reflects the above investments at September 30, 2020.

	Drivemate	WRLD3D	Total
Gross investment	$405,000	$3,888,889	$4,293,889
Cumulative net loss on investment	(18,878)	(1,432,217)	(1,451,095)
Cumulative other comprehensive income (loss)	-	(425,503)	(425,503)
Net investment	$386,122	$2,031,169	$2,417,291

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	September 30, 2020	June 30, 2020

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(15,659,211)	(16,045,322)
Accumulated Amortization	(26,553,156)	(25,808,598)
Net Balance	$5,032,630	$5,391,077

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $5,032,630 will be amortized over the next 3 years. Amortization expense for the three months ended September 30, 2020 and 2019 was $432,772 and $456,601, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Period ended:
September 30, 2021	$1,755,567
September 30, 2022	1,755,567
September 30, 2023	1,521,496
$5,032,630

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	September 30, 2020	June 30, 2020

Accounts Payable	$1,318,477	$1,351,158
Accrued Liabilities	3,882,782	3,349,624
Accrued Payroll & Taxes	426,673	537,888
Taxes Payable	252,907	303,996
Other Payable	125,160	138,171
Total	$6,005,999	$5,680,837

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 15 – DEBTS

Notes payable and finance leases consisted of the following:

		As of September 30, 2020
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$17,234	$17,234	$-
Paycheck Protection Program Loans	(2)	469,721	212,589	257,132
Bank Overdraft Facility	(3)	-	-	-
Term Finance Facility	(4)	2,103,507	822,457	1,281,050
Loan Payable Bank - Export Refinance	(5)	3,017,866	3,017,866	-
Loan Payable Bank - Running Finance	(6)	-	-	-
Loan Payable Bank - Export Refinance II	(7)	2,293,577	2,293,577	-
Loan Payable Bank - Running Finance II	(8)	-	-	-
Loan Payable Bank - Export Refinance III	(9)	3,017,867	3,017,867	-
Term Finance Facility	(10)	63,825	17,318	46,507
		10,983,597	9,398,908	1,584,689
Subsidiary Finance Leases	(11)	399,379	278,369	121,010
		$11,382,976	$9,677,277	$1,705,699

		As of June 30, 2020
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$81,728	$81,728	$-
Paycheck Protection Program Loans	(2)	469,721	182,669	287,052
Bank Overdraft Facility	(3)	-	-	-
Term Finance Facility	(4)	1,380,878	354,337	1,026,541
Loan Payable Bank - Export Refinance	(5)	2,975,482	2,975,482	-
Loan Payable Bank - Running Finance	(6)	-	-	-
Loan Payable Bank - Export Refinance II	(7)	2,261,365	2,261,365	-
Loan Payable Bank - Running Finance II	(8)	-	-	-
Loan Payable Bank - Export Refinance III	(9)	2,975,483	2,975,483	-
Term Finance Facility	(10)	65,473	16,423	49,050
		10,210,130	8,847,487	1,362,643
Subsidiary Finance Leases	(11)	469,406	292,074	177,332
		$10,679,536	$9,139,561	$1,539,975

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.0% as of September 30, 2020 and June 30, 2020.

(2) The Company and its subsidiary, NTA, received Paycheck Protection Program loans of $469,721 introduced by the U.S. Government during the COVID-19 Pandemic. This loan is forgivable if the Company meets the criteria set by the U.S. Government. The loans carry an interest rate of 1% and have a maturity date of two years from the date of the disbursement of the loan. As of September 30, 2020, the Company has not applied for the loan forgiveness.

(3) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $384,615. The annual interest rate was 5.12% as of September 30, 2020. The total outstanding balance as of September 30, 2020 was £Nil.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2020, NTE was in compliance with this covenant.

(4) The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the Pandemic COVID-19. This is a term loan payable in three years. The availed facility amount was Rs. 348,509,008 or $2,103,507, at September 30, 2020, of which $719,364 is shown as current and the remaining $1,384,143 is shown as long term. The availed facility amount was Rs. 232,042,664 or $1,380,878, at June 30, 2020, of which $354,337 is shown as current and the remaining $1,026,541 is shown as long term. The interest rate for the loan was 3% at September 30, 2020 and June 30, 2020.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $3,017,867 at September 30, 2020 and Rs. 500,000,000 or $2,975,482 at June 30, 2020. The interest rate for the loan was 3% at September 30, 2020 and June 30, 2020.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 75,000,000 or $452,680, at September 30, 2020. The balance outstanding at September 30, 2020 and June 30, 2020 was Rs. Nil. The interest rate for the loan was 9.25% and 7.2% at September 30, 2020 and June 30, 2020, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of September 30, 2020, NetSol PK was in compliance with this covenant.

(7) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $2,297,577 and Rs. 380,000,000 or $2,261,366 at September 30, 2020 and June 30, 2020, respectively. The interest rate for the loan was 3% at September 30, 2020 and June 30, 2020.

(8) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 120,000,000 or $724,288 and Rs. 120,000,000 or $714,116, at September 30, 2020 and June 30, 2020, respectively. The interest rate for the loan was 8.75% and 7.7% at September 30, 2020 and June 30, 2020, respectively. The balance outstanding at September 30, 2020 and June 30, 2020 was Rs. Nil.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of September 30, 2020, NetSol PK was in compliance with these covenants.

(9) The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $5,432,158 and NetSol PK used Rs. 500,000,000 or $3,017,867 at September 30, 2020. The total facility amount is Rs. 900,000,000 or $5,355,868 and NetSol PK used Rs. 500,000,000 or $2,975,482 at June 30, 2020. The interest rate for the loan was 3% at September 30, 2020 and June 30, 2020.

(10) In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $85,863, for a period of 5 years with monthly payments of £1,349, or $1,666. As of September 30, 2020, the subsidiary has used this facility up to $61,462, of which $44,785 was shown as long-term and $16,677 as current. The interest rate was 6.14% at September 30, 2020.

(11) The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended September 30, 2020 and 2019.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Following is the aggregate minimum future lease payments under finance leases as of September 30, 2020:

Amount
Minimum Lease Payments
Within year 1	$295,594
Within year 2	96,239
Within year 3	20,615
Within year 4	8,590
Total Minimum Lease Payments	421,038
Interest Expense relating to future periods	(21,659)
Present Value of minimum lease payments	399,379
Less: Current portion	(278,369)
Non-Current portion	$121,010

NOTE 16 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2020, the Company issued 3,020 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $17,068.

During the three months ended September 30, 2020, the Company issued 1,983 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $11,997.

During the three months ended September 30, 2020, the Company issued 9,893 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $57,948.

NOTE 17 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2020	66,421	$5.88
Granted	-	$-
Vested	(14,896)	$5.84
Forfeited / Cancelled	-	$-
Unvested, September 30, 2020	51,525	$5.73

For the three months ended September 30, 2020 and 2019, the Company recorded compensation expense of $90,617 and $164,293, respectively. The compensation expense related to the unvested stock grants as of September 30, 2020 was $282,612 which will be recognized during the fiscal years 2021 through 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

The following table presents a summary of identifiable assets as of September 30, 2020 and June 30, 2020:

	As of	As of
	September 30, 2020	June 30, 2020
Identifiable assets:
Corporate headquarters	$3,563,228	$4,508,724
North America	5,879,871	5,949,653
Europe	10,948,153	10,856,814
Asia - Pacific	62,672,095	67,157,898
Consolidated	$83,063,347	$88,473,089

The following table presents a summary of investment under equity method as of September 30, 2020 and June 30, 2020:

	As of	As of
	September 30, 2020	June 30, 2020
Investment in associates under equity method:
Corporate headquarters	$441,729	$473,692
Asia - Pacific	1,975,562	1,914,000
Consolidated	$2,417,291	$2,387,692

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2020	2019
Revenues from unaffiliated customers:
North America	$812,878	$977,175
Europe	3,151,891	2,592,339
Asia - Pacific	8,682,609	9,919,969
	12,647,378	13,489,483
Revenue from affiliated customers
Asia - Pacific	-	82,933
	-	82,933
Consolidated	$12,647,378	$13,572,416

Intercompany revenue
Europe	$139,156	$146,825
Asia - Pacific	2,158,628	1,064,766
Eliminated	$2,297,784	$1,211,591

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$1,167,795	$(864,210)
North America	(281,797)	(57,987)
Europe	603,016	381,094
Asia - Pacific	(365,537)	(1,720,156)
Consolidated	$1,123,477	$(2,261,259)

The following table presents a summary of capital expenditures for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2020	2019
Capital expenditures:
North America	$1,521	$-
Europe	57,429	31,852
Asia - Pacific	430,339	289,273
Consolidated	$489,289	$321,125

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2020

NetSol PK	33.88%	$6,516,780
NetSol-Innovation	33.88%	129,806
NetSol Thai	0.006%	(245)
OTOZ Thai	0.006%	(17)
OTOZ	5.00%	(5,793)
Total		$6,640,531

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2020

NetSol PK	33.88%	$6,361,747
NetSol-Innovation	33.88%	128,514
NetSol Thai	0.006%	(39)
OTOZ Thai	0.006%	4
OTOZ	5.00%	(1,326)
Total		$6,488,900

NOTE 21 – INCOME TAXES

The current tax provision is based on taxable income for the year determined in accordance with the prevailing law for taxation of income. The charge for tax on income is calculated at the current rates of taxation as applicable after considering tax credit and tax rebates available, if any. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our effective tax rate is lower than the U.S. statutory rate primarily because of more earnings realized in countries that have lower statutory tax rates. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States. Income from the export of computer software and its related services developed in Pakistan is exempt from tax through June 30, 2025; however, tax at the applicable rates is charged to the income from revenue generated from other than core business activities.

During the three months ended September 30, 20120 and 2019, the Company recorded an income tax provision of $264,294 and $238,238, respectively, resulting in an effective tax rate of 19.0% and (14.9%), respectively.

NOTE 22 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company purchased an additional 102,023 shares at an average price of $2.94 per share pursuant to the stock repurchase plan approved by the Company’s Board of Directors on July 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2020. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2020, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Otoz Mobility Orchestration System

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

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended September 30, 2020:

●	SCI Lease Corp, our first North American Ascent™ customer, successfully went live with NFS Ascent™.
●	Peter Minshall was appointed Executive Vice President for NetSol Technologies Americas.
●	A leading captive finance company of a notable U.S. based auto manufacturer went live with LeasePak cloud.
●	NETSOL’s majority owned mobility startup, Otoz, is partnering to launch its digital automotive retail platform for a U.S. based subsidiary of a renowned German Auto Manufacturer for one of its key brands.
●	NETSOL effectively generated approximately $1.3 million by successfully implementing change requests from various customers across multiple regions.
●	Daimler Financial Services went live with NFS Ascent™ Retail Platform on a single code, single instance and involving multi-tenancy setup in Singapore.
●	NETSOL began the implementation process for Daimler Financial Services in New Zealand and Australia.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives in the North American and European markets.
●	Mobility and digital transformation are the new norm showing acceleration in every sector particularly in auto and banking.
●	On Cloud demand for our solution is on the rise.
●	COVID-19 has created new dynamics for businesses and corporations with employees and executives working from home. Essentially, the decreased office and maintenance costs, as well as the sharply reduced travel expenses, should positively impact our financials.
●	COVID-19 is creating new opportunities for our R&D teams to expand and monetize mobile and digital solutions in our space and complementary sectors.
●	In developing markets, new interests are emerging from existing clients for upgrades and mobility platforms.
●	Growing opportunities and dynamics of shared car ownership either through ride hailing and car sharing encouraging our innovation and development tools.
●	OTOZ platform is showing positive trajectory of interest from existing and new auto leasing and Tier 1 companies in all of our markets, including China, the US and Europe.
●	Improved stability in U.S. and Pakistan relationship boosting confidence and trade relations.
●	China’s China Pakistan Economic Corridor (CPEC) investment has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.
●	China auto sector remains strong as our customers are constantly demanding ‘Change Requests’ or additional services and reflects resilience.

Negative trends:

●	COVID-19 has caused a global recession that will adversely impact every one of our business sectors.
●	Most OEMs and auto sectors are experiencing a major slowdown due to lockdowns and health concerns.
●	The C-level decision making to acquire new systems or even upgrade will be elongated due to uncertainty of the COVID-19 virus.
●	Working from the office poses its own risk of virus spread until it vanishes completely.
●	US and China trade conflicts tend to further aggravate the global business environment.
●	Global outlook for auto sector is uncertain if the recessionary impact worsens.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2020 Compared to the Quarter Ended September 30, 2019

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2020 and 2019 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2020	%	2019	%
Net Revenues:
License fees	$3,475	0.0%	$2,464,216	18.2%
Subscription and support	5,171,863	40.9%	4,606,376	33.9%
Services	7,472,040	59.1%	6,418,891	47.3%
Services - related party	-	0.0%	82,933	0.6%
Total net revenues	12,647,378	100.0%	13,572,416	100.0%

Cost of revenues:
Salaries and consultants	4,526,649	35.8%	4,454,964	32.8%
Travel	103,752	0.8%	1,342,635	9.9%
Depreciation and amortization	707,249	5.6%	719,665	5.3%
Other	928,153	7.3%	944,524	7.0%
Total cost of revenues	6,265,803	49.5%	7,461,788	55.0%

Gross profit	6,381,575	50.5%	6,110,628	45.0%
Operating expenses:
Selling and marketing	1,609,604	12.7%	1,743,868	12.8%
Depreciation and amortization	221,790	1.8%	202,387	1.5%
General and administrative	3,427,636	27.1%	3,918,613	28.9%
Research and development cost	85,989	0.7%	672,970	5.0%
Total operating expenses	5,345,019	42.3%	6,537,838	48.2%

Income (loss) from operations	1,036,556	8.2%	(427,210)	-3.1%
Other income and (expenses)
Loss on sale of assets	(21,742)	-0.2%	(289)	0.0%
Interest expense	(103,327)	-0.8%	(63,663)	-0.5%
Interest income	200,821	1.6%	399,229	2.9%
Gain (loss) on foreign currency exchange transactions	296,041	2.3%	(1,760,190)	-13.0%
Share of net loss from equity investment	(107,850)	-0.9%	(189,224)	-1.4%
Other income	87,272	0.7%	18,326	0.1%
Total other income (expenses)	351,215	2.8%	(1,595,811)	-11.8%

Net income (loss) before income taxes	1,387,771	11.0%	(2,023,021)	-14.9%
Income tax provision	(264,294)	-2.1%	(238,238)	-1.8%
Net income (loss)	1,123,477	8.9%	(2,261,259)	-16.7%
Non-controlling interest	(405,923)	-3.2%	433,312	3.2%
Net income (loss) attributable to NetSol	$717,554	5.7%	$(1,827,947)	-13.5%

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

						Favorable
					Favorable	(Unfavorable)	Total
	For the Three Months				(Unfavorable) Change in	Change due to	Favorable (Unfavorable)
	Ended September 30,				Constant	Currency	Change as
	2020	%	2019	%	Currency	Fluctuation	Reported

Net Revenues:	$12,647,378	100.0%	$13,572,416	100.0%	$(738,945)	$(186,093)	$(925,038)

Cost of revenues:	6,265,803	49.5%	7,461,788	55.0%	1,011,729	184,256	1,195,985

Gross profit	6,381,575	50.5%	6,110,628	45.0%	272,784	(1,837)	270,947

Operating expenses:	5,345,019	42.3%	6,537,838	48.2%	1,171,910	20,909	1,192,819

Income (loss) from operations	$1,036,556	8.2%	$(427,210)	-3.1%	$1,444,694	$19,072	$1,463,766

Net revenues for the quarter ended September 30, 2020 and 2019 are broken out among the segments as follows:

	2020		2019
	Revenue	%	Revenue	%

North America	812,878	6.4%	977,175	7.2%
Europe	3,151,891	24.9%	2,592,339	19.1%
Asia-Pacific	8,682,609	68.7%	10,002,902	73.7%
Total	$12,647,378	100.0%	$13,572,416	100.0%

Revenues

License fees

License fees for the three months ended September 30, 2020 were $3,475 compared to $2,464,216 for the three months ended September 30, 2019 reflecting a decrease of $2,460,741 with a change in constant currency of $2,465,909. During the three months ended September 30, 2019, we recognized approximately $2,455,000 related to the DFS contract.

Subscription and support

Subscription and support fees for the three months ended September 30, 2020 were $5,171,863 compared to $4,606,376 for the three months ended September 30, 2019 reflecting an increase of $565,487 with a change in constant currency of $682,173. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended September 30, 2020 was $7,472,040 compared to $6,418,891 for the three months ended September 30, 2019 reflecting an increase of $1,053,149 with an increase in constant currency of $1,127,724. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended September 30, 2020 was $Nil compared to $82,933 for the three months ended September 30, 2019 reflecting a decrease of $82,933 with a change in constant currency of $82,933. The decrease in related party service revenue is due to a decrease in service revenue related to services performed for WRLD3D.

Gross Profit

The gross profit was $6,381,575, for the three months ended September 30, 2020 as compared with $6,110,628 for the three months ended September 30, 2019. This is an increase of $270,947 with a change in constant currency of $272,784. The gross profit percentage for the three months ended September 30, 2020 also increased to 50.5% from 45.0% for the three months ended September 30, 2019. The cost of sales was $6,265,803 for the three months ended September 30, 2020 compared to $7,461,788 for the three months ended September 30, 2019 for a decrease of $1,195,985 and on a constant currency basis a decrease of $1,011,729. As a percentage of sales, cost of sales decreased from 55.0% for the three months ended September 30, 2019 to 49.5% for the three months ended September 30, 2020.

Salaries and consultant fees increased by $71,685 from $4,454,964 for the three months ended September 30, 2019 to $4,526,649 for the three months ended September 30, 2020 and on a constant currency basis increased $199,662. The increase is due to annual salary raises offset by a reduction in salaries as part of our cost savings measure due to the COVID-19 pandemic. As a percentage of sales, salaries and consultant expense increased from 32.8% for the three months ended September 30, 2019 to 35.8% for the three months ended September 30, 2020.

Travel expense was $103,752 for the three months ended September 30, 2020 compared to $1,342,635 for the three months ended September 30, 2019 for a decrease of $1,238,883 with a decrease in constant currency of $1,238,430. The decrease in travel expense is due to the travel restrictions associated with the COVID-19 pandemic.

Depreciation and amortization expense decreased to $707,249 compared to $719,665 for the three months ended September 30, 2019 or a decrease of $12,416 and on a constant currency basis an increase of $26,144.

Operating Expenses

Operating expenses were $5,345,019 for the three months ended September 30, 2020 compared to $6,537,838, for the three months ended September 30, 2019 for a decrease of 18.2% or $1,192,819 and on a constant currency basis a decrease of 17.9% or $1,171,910. As a percentage of sales, it decreased from 48.2% to 42.3%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, professional services, research and development and general and administrative expenses.

Selling and marketing expenses decreased $134,264 or 7.7% and on a constant currency basis decreased $97,150 or 5.6%. The decrease in selling and marketing expenses based on constant currency is due to a decrease in travel expenses and business development costs to market and sell NFS Ascent® globally.

General and administrative expenses were $3,427,636 for the three months ended September 30, 2020 compared to $3,918,613 at September 30, 2019 or a decrease of $490,977 or 12.5% and on a constant currency basis a decrease of $509,864 or 13.0%. During the three months ended September 30, 2020, salaries increased by approximately $33,860 or $38,692 on a constant currency basis, other general and administrative expenses decreased approximately $423,507 or $446,399 on a constant currency basis, and professional services decreased approximately $101,330 or $102,157 on constant currency bases.

Income/Loss from Operations

Income from operations was $1,036,556 for the three months ended September 30, 2020 compared to a loss from operations of $427,210 for the three months ended September 30, 2019. This represents an increase of $1,463,766 with an increase of $1,444,694 on a constant currency basis for the three months ended September 30, 2020 compared with the three months ended September 30, 2019. As a percentage of sales, income from operations was 8.2% for the three months ended September 30, 2020 compared to a loss of 3.1% for the three months ended September 30, 2019.

Other Income and Expense

Other income was $351,215 for the three months ended September 30, 2020 compared to other expense of $1,595,811 for the three months ended September 30, 2019. This represents an increase of $1,947,026 with an increase of $1,935,075 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended September 30, 2020, we recognized a gain of $296,041 in foreign currency exchange transactions compared to a loss of $1,760,190 for the three months ended September 30, 2019. During the three months ended September 30, 2020, the value of the U.S. dollar decreased 1.4% and the value of the Euro increased 3.0%, respectively, compared to the PKR. During the three months ended September 30, 2019, the value of the U.S. dollar and the Euro decreased 3.7% and 7.6%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended September 30, 2020, the net income attributable to non-controlling interest was $405,923, compared to a loss of $433,312 for the three months ended September 30, 2019. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income / Loss attributable to NetSol

Net income was $717,554 for the three months ended September 30, 2020 compared to a net loss of $1,827,947 for the three months ended September 30, 2019. This is an increase of $2,545,501 with an increase of $2,493,546 on a constant currency basis, compared to the prior year. For the three months ended September 30, 2020, net income per share was $0.06 for basic and diluted shares compared to net loss of $0.16 for basic and diluted shares for the three months ended September 30, 2019.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2020	September 30, 2019

Net Income (loss) attributable to NetSol	$717,554	$(1,827,947)
Non-controlling interest	405,923	(433,312)
Income taxes	264,294	238,238
Depreciation and amortization	929,039	922,052
Interest expense	103,327	63,663
Interest (income)	(200,821)	(399,229)
EBITDA	$2,219,316	$(1,436,535)
Add back:
Non-cash stock-based compensation	90,995	164,293
Adjusted EBITDA, gross	$2,310,311	$(1,272,242)
Less non-controlling interest (a)	(698,844)	191,235
Adjusted EBITDA, net	$1,611,467	$(1,081,007)

Weighted Average number of shares outstanding
Basic	11,787,233	11,664,239
Diluted	11,787,233	11,664,239

Basic adjusted EBITDA	$0.14	$(0.09)
Diluted adjusted EBITDA	$0.14	$(0.09)

(a) The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$405,923	$(433,312)
Income Taxes	48,649	53,335
Depreciation and amortization	264,565	259,635
Interest expense	31,520	19,041
Interest (income)	(65,957)	(105,501)
EBITDA	$684,700	$(206,802)
Add back:
Non-cash stock-based compensation	14,144	15,567
Adjusted EBITDA of non-controlling interest	$698,844	$(191,235)

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $24,885,365 at September 30, 2020, compared to $20,166,830 at June 30, 2020.

Net cash provided by operating activities was $4,711,604 for the three months ended September 30, 2020 compared to $266,080 for the three months ended September 30, 2019. At September 30, 2020, we had current assets of $52,665,475 and current liabilities of $19,713,157. We had accounts receivable of $6,732,575 at September 30, 2020 compared to $11,414,257 at June 30, 2020. We had revenues in excess of billings of $18,430,766 at September 30, 2020 compared to $18,506,733 at June 30, 2020 of which $Nil and $1,300,289 is shown as long term as of September 30, 2020 and June 30, 2020, respectively. The long-term portion was discounted by $Nil and $41,286 at September 30, 2020 and June 30, 2020, respectively, using the discounted cash flow method with an interest rate of 4.35%. During the three months ended September 30, 2020, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $4,757,649 from $29,920,990 at June 30, 2020 to $25,163,341 at September 30, 2020. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,005,999 and $9,677,277, respectively at September 30, 2020. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,680,837 and $9,139,561, respectively at June 30, 2020.

The average days sales outstanding for the three months ended September 30, 2020 and 2019 were 200 and 205 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $517,116 for the three months ended September 30, 2020, compared to $755,167 for the three months ended September 30, 2019. We had purchases of property and equipment of $489,289 compared to $321,125 for the three months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, we invested $Nil and $435,000, respectively, in a short-term convertible note receivable from WRLD3D. For the three months ended September 30, 2020 and 2019, we invested $60,500 and $Nil, respectively, in DriveMate.

Net cash provided by financing activities was $89,113 for the three months ended September 30, 2020, compared to cash used in financing activities of $135,755 for the three months ended September 30, 2019. For the three months ended September 30, 2020, we purchased 147,052 shares of our own stock for $464,676 compared to $Nil for the same period last year. The three months ended September 30, 2020 included the cash inflow of $697,295 from bank proceeds compared to $Nil for the same period last year. During the three months ended September 30, 2020, we had net payments for bank loans and finance leases of $143,506 compared to $147,376 for the three months ended September 30, 2019. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2020, we had approximately $24.9 million of cash, cash equivalents and marketable securities of which approximately $22.1 million is held by our foreign subsidiaries. As of June 30, 2020, we had approximately $20.2 million of cash, cash equivalents and marketable securities of which approximately $18.2 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($384,615) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($3,007,866) and a running finance facility of Rupees 75 million ($452,680). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($5,432,158). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,293,577) and a running finance facility of Rs. 120 million ($724,288) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

As of the date of this report, we are in compliance with the financial covenants associated with our borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made through the quarter ended September 30, 2020:

Issuer Purchases of Equity Securities
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs (1)
Jul-2020	21,940	$3.02	21,940	-
Aug-2020	125,112	$3.18	147,052	-
Total	147,052		147,052	641,025

(1)	The Board of Directors approved a repurchase of up to $2,000,000 on July 30, 2020. Based on the share price reported on NASDAQ on July 30, 2020, the maximum number of shares that could be purchased was 641,205. The actual maximum number of shares will vary depending on the actual price paid per share purchased.

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

NETSOL TECHNOLOGIES, INC.

Date:	November 16, 2020	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	November 16, 2020	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 46